Form 10-Q
period 1996-03-31
UNIVERSAL HOSPITAL SERVICES INC
filed 1996-05-09
CIK 886171

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  March 31, 1996

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                 EXCHANGE ACT OF 1934

     For the transition period from
                                    --------------------------

Commission file Number:  0-20086


                       UNIVERSAL HOSPITAL SERVICES, INC.
                       ---------------------------------
                         (Exact Name of Registrant as
                           specified in its charter)

               Minnesota                              41-0760940
     ------------------------------       --------------------------------
     (State or other jurisdiction of      (IRS Employer Identification No.)
      incorporation or organization)


                             1250 Northland Plaza
                             3800 West 80th Street
                      Bloomington, Minnesota  55431-4442
                      -----------------------------------

                    (Address of principal executive offices)
                                   (Zip Code)


                                  612-893-3200
                                  ------------

              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes    [X]        No
                          ------------     -----------


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

     Class             Outstanding as of April 30, 1996
     -----             --------------------------------

     Common Stock      5,445,270 shares

PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                       UNIVERSAL HOSPITAL SERVICES, INC.

                        CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                              THREE MONTHS ENDED MARCH 31,
                                              ----------------------------
                                                   1996          1995
                                                -----------  -----------
REVENUES:
  Equipment rentals                             $12,665,648  $11,304,835
  Sales of supplies and equipment                 1,562,204    1,718,542
  Other                                             164,229      142,068
                                                -----------  -----------
    Total revenues                               14,392,081   13,165,445

COSTS AND EXPENSES:
  Cost of equipment rentals                       3,299,285    2,791,997
  Rental equipment depreciation                   2,825,000    2,460,000
  Cost of supplies and equipment sales            1,248,253    1,431,491
  Selling, general and administrative             4,934,214    4,644,284
  Interest                                          504,693      353,882
                                                -----------  -----------
    Total costs and expenses                     12,811,445   11,681,654
                                                -----------  -----------

Income before income taxes                        1,580,636    1,483,791
Provision for income taxes:
  Current                                           391,000      488,000
  Deferred                                          267,000      137,000
                                                -----------  -----------
                                                    658,000      625,000
                                                -----------  -----------
NET INCOME                                      $   922,636  $   858,791
                                                ===========  ===========

EARNINGS PER SHARE OF COMMON STOCK                    $0.17        $0.16
                                                ===========  ===========

Weighted average common shares outstanding        5,555,250    5,473,846
                                                ===========  ===========



    The accompanying notes are an integral part of the unaudited financial statements.

                       UNIVERSAL HOSPITAL SERVICES, INC.

                           CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS
                                     ------

                                                                    MARCH 31,   DECEMBER 31,
                                                                      1996          1995
                                                                   -----------  ------------
CURRENT ASSETS:
  Accounts receivable, net                                         $10,930,566   $10,588,579
  Inventories                                                        3,591,927     2,848,559
  Prepaid expenses                                                     554,424       424,634
  Deferred income taxes                                                556,000       520,000
                                                                   -----------   -----------
       Total current assets                                         15,632,917    14,381,772

PROPERTY AND EQUIPMENT:
  Rental equipment, net                                             41,643,902    40,847,236
  Property and office equipment, net                                 3,460,436     3,409,694
                                                                   -----------   -----------
       Total property and equipment, net                            45,104,338    44,256,930


Goodwill, net                                                        8,113,866     8,186,639
Other                                                                  271,755        24,131
                                                                   -----------   -----------
       TOTAL ASSETS                                                $69,122,876   $66,849,472
                                                                   ===========   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                                 $ 4,153,668  $ 6,284,934
  Accrued compensation and pension                                   1,665,650    2,428,471
  Accrued expenses                                                   1,016,338      609,983
  Current portion long-term debt                                     2,800,000    2,800,000
                                                                   -----------  -----------
     Total current liabilities                                       9,635,656   12,123,388

Accrued compensation and pension                                     1,569,376    1,426,876
Deferred income taxes                                                4,103,000    3,800,000
Long-term debt                                                      24,180,667   20,787,667

Commitments and contingencies

SHAREHOLDERS' EQUITY:
  Preferred Stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding
  Common Stock, $.01 par value; 10,000,000 shares
     authorized, 5,445,270 issued and outstanding at
     March 31, 1996 and December 31, 1995.                              54,453       54,453
  Additional paid-in capital                                        15,385,450   15,385,450
  Retained earnings                                                 14,194,274   13,271,638
                                                                   -----------  -----------
       Total shareholders' equity                                   29,634,177   28,711,541
                                                                   -----------  -----------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $69,122,876  $66,849,472
                                                                   ===========  ===========

    The accompanying notes are an integral part of the unaudited financial statements.

                       UNIVERSAL HOSPITAL SERVICES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                         ----------------------------
                                                                                               1996         1995
                                                                                           -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                              $   922,636   $   858,791
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                           3,088,660     2,692,887
     Provision for doubtful accounts                                                            21,752        63,476
     Gain on sales of equipment                                                                (81,717)      (87,438)
     Deferred income taxes                                                                     267,000       137,000
   Changes in operating assets and liabilities:
     Accounts receivable                                                                      (363,739)     (690,001)
     Inventories and other operating assets                                                   (873,158)      (91,764)
     Accounts payable and accrued expenses                                                    (323,983)    1,181,062
                                                                                           -----------   -----------
             NET CASH PROVIDED BY OPERATING ACTIVITIES                                       2,657,451     4,064,013
                                                                                           -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Rental equipment purchases                                                               (6,059,075)   (6,024,876)
   Property and office equipment purchases                                                    (250,520)     (226,073)
   Proceeds from sale of equipment                                                             225,879       148,656
   Other                                                                                      (257,700)
                                                                                           -----------   -----------
             NET CASH USED IN INVESTING ACTIVITIES                                          (6,341,416)   (6,102,293)
                                                                                           -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repurchase of common stock                                                                               (275,000)
   Proceeds under loan agreements                                                            9,180,000    10,144,000
   Payments under loan agreements                                                           (5,787,000)   (7,659,000)
   (Decrease) increase in book overdraft                                                       290,965      (171,720)
                                                                                           -----------   -----------
             NET CASH PROVIDED BY FINANCING ACTIVITIES                                       3,683,965     2,038,280
                                                                                           -----------   -----------
Cash, beginning and end of period                                                          $         0   $         0
                                                                                           ===========   ===========

Supplemental cash flow information:
        Interest paid                                                                      $   513,000   $   298,000
                                                                                           ===========   ===========
        Income taxes paid                                                                  $   127,000   $    70,000
                                                                                           ===========   ===========
        Rental equipment purchases included in accounts payable                            $   905,543   $ 1,501,723
                                                                                           ===========   ===========

    The accompanying notes are an integral part of the unaudited financial statements.

                       UNIVERSAL HOSPITAL SERVICES, INC.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION:

    The financial statements included in this form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's filing on Form 10-K for the year ended December 31, 1995.

    The financial statements presented herein as of March 31, 1996, and for the three months then ended reflect, in the opinion of the Company's management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the accompanying financial statements and notes.

RESULTS OF OPERATIONS

The following table provides information on the percentages certain items of selected financial data bear to total revenues and also indicates the percentage increase or decrease of this information over the prior comparable period:


                                              PERCENT OF TOTAL REVENUE        PERCENTAGE INCREASE (DECREASE)
                                              ------------------------        -----------------------------
                                             THREE MONTHS ENDED MARCH 31,               QTR  1 1996
                                             ---------------------------                -----------
                                               1996              1995                 OVER QTR 1 1995
                                              ------            ------                ---------------
                                                   (UNAUDITED)                          (UNAUDITED)
REVENUES
  Equipment rentals                            88.00%            85.87%                    12.04%
  Sales of supplies and equipment              10.86%            13.05%                    (9.10%)
  Other                                         1.14%             1.08%                    15.60%
                                              ------            ------
    Total revenues                            100.00%           100.00%                     9.32%

RENTALS AND SALES COSTS
  Cost of equipment rentals                    22.93%            21.21%                    18.17%
  Rental equipment depreciation                19.63%            18.69%                    14.84%
  Cost of supplies and equipment sales          8.67%            10.87%                   (12.80%)
                                              ------            ------
GROSS MARGIN                                   48.77%            49.23%                     8.29%


SELLING, GENERAL AND ADMINISTRATIVE            34.28%            35.27%                     6.24%
INTEREST                                        3.51%             2.69%                    42.62%
                                               -----             -----

INCOME BEFORE INCOME TAXES                     10.98%            11.27%                     6.53%
                                               -----             -----
INCOME TAXES                                    4.57%             4.75%                     5.28%
                                               -----             -----
NET INCOME                                      6.41%             6.52%                     7.43%
                                                =====            =====


REVENUES

Equipment rental revenues increased $1,361,000 during the first quarter of 1996 compared to the first quarter of 1995. This growth reflected continued increases in rental revenues from acute care hospitals and at the Company's established district offices and higher growth rates associated with rental revenues from alternate care customers and at newer offices. First quarter rental revenues reflected an unanticipated slowing in comparable period growth rates in March to about 5% from approximately 15% in each of January and February. Although patient census days have steadily decreased since 1993, the Company believes census rates showed an unusual decline in March 1996.

Sales of supplies and equipment, together with the related costs of these items, represent primarily disposable medical supplies used in connection with the Company's rental equipment. The Company believes that supplying these products is important to its full service business even though the commodity-like nature of these products results in substantially lower gross margins than its rental equipment business. Sales of supplies and equipment decreased $156,000 from the first quarter of 1995 to the first quarter of 1996. This primarily reflected a continuing trend by a major vendor of disposables to market its products directly to some of the Company's larger customers. This decrease was partially offset by higher sales of Demand Positive Airway Pressure (DPAP) devices in the first quarter of 1996 as compared to the first quarter of 1995, when the product was introduced in the market.

Other revenues, primarily representing net gains on sales of used rental equipment, remain insignificant. The Company expects that such revenues will continue to be a small portion of total revenues.

RENTAL COSTS

Cost of equipment rentals represents the direct costs of operating the Company's district offices including occupancy, fleet operations, equipment repairs and technical service costs. These costs as a percentage of rental revenues increased from 24.7% in the first quarter of 1995 to 26.0% in the first quarter of 1996. This increase was due to lower than expected rental revenues for the first quarter of 1996, planned personnel additions in the Company's processing, repairs and delivery areas, and directly in Asset Management Partnership Program (AMP Program) accounts, and due to increased costs of one of the Company's equipment products which was rented on a short term basis instead of purchased due to perceived obsolescence risk.

Rental equipment depreciation as a percentage of rental revenues increased from 21.8% in the first quarter of 1995 to 22.3% in the first quarter of 1996. This increase was also due to lower than expected rental revenues for the first quarter of 1996 and to depreciation on excess Bazooka bed inventory in the Company's rental equipment pool. (See Rental Equipment and Inventory Build Up below.)

GROSS PROFIT

Sales gross margin as a percentage of sales of supplies and equipment improved from 16.7% in the first quarter of 1995 to 20.1% in the first quarter of 1996. This change resulted from a lower margin vendor selling directly to hospitals, which resulted in a higher margin percentage on a lower volume of total sales and was also reflective of the impact of higher margin DPAP sales as an increasing portion of total sales.

Gross margin on rentals is equipment rental revenues reduced by the cost of equipment rentals and rental equipment depreciation. Gross margin on rentals decreased from 53.5% in the first quarter of 1995 to 51.6% in the first quarter of 1996. The decrease was the result of the previously discussed lower than expected rental revenues for the first quarter of 1996 and longer term commitments from the Company's larger customers which required some degree of price discounting.

The total gross margin decrease from the first quarter of 1995 to the first quarter of 1996 reflected the offsetting margin changes discussed above, with the rental margin decreasing and the sales margin increasing.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses as a percentage of total revenue decreased almost one percent from the first quarter of 1995 to the first quarter of 1996. This was the result of positive leverage gained by the overall growth in revenues outpacing the growth in selling, general and administrative expenses.

INTEREST EXPENSE

Interest expense increased by $151,000 from the first quarter of 1995 to the first quarter of 1996, primarily reflecting incremental borrowings associated with capital spending for additions to the Company's rental equipment pool. Average borrowings increased 42% from $18.0 million in the first quarter of 1995 to $25.5 million in the first quarter of 1996.

INCOME TAXES

The Company's effective tax rate decreased from 42.1% in the first quarter of 1995 to 41.6% in the first quarter of 1996.

NET INCOME

Net income increased $64,000 from the first quarter of 1995 to the first quarter of 1996, primarily as a result of rental revenue growth.

CAPITAL RESOURCES AND LIQUIDITY

As an asset intensive service business, the Company requires continued access to capital to support the acquisition of equipment for rental to its customers. The Company expects that rental equipment purchases, including purchases with respect to anticipated new district office openings, will approximate $18.5 million in 1996. The Company has financed its equipment purchases primarily through internally generated funds and unsecured borrowings. As of March 31, 1996, these unsecured borrowings were comprised of term loans and a $10 million revolving credit facility available through June 30, 1997. As of March 31, 1996, approximately $2.0 million of the revolving credit facility was unused. By mid 1996, the Company anticipates extending the revolving credit facility expiration date by at least one year. The Company believes that net cash flow from operating activities and use of its existing credit facility will be sufficient to fund working capital and capital expenditure needs for the future. The Company anticipates converting some variable rate debt to fixed rate debt in the near future. Assuming debt financing continues to be available at reasonable rates, the Company anticipates maintaining a ratio of long-term debt to total capitalization in the range of 40% to 60%.

The Company does not maintain cash balances at its bank under a Company policy whereby the net of collected balances and cleared checks at the Company's option is applied to or drawn from the credit facility on a daily basis.

INDUSTRY ASSESSMENT

The Company's customers, primarily acute care hospitals and other health care providers, have been and continue to be faced with cost containment pressures and uncertainties with respect to health care reform. The Company believes that, although specific legislation has not been enacted, reform has begun with movement toward health care related consolidations, managed care and the formation of Integrated Healthcare Systems. There appears to be an effort by providers of health care to coordinate all aspects of patient care irrespective of delivery location. Likely changes in reimbursement methodology, and a gradual transition toward fixed, per-capita payment systems and other risk-sharing mechanisms will reward health care providers who improve efficiencies and effectively manage their costs, while providing care in the most appropriate setting. Although future reimbursement policies remain uncertain and unpredictable, the Company believes that the current reform efforts will continue to focus on cost containment in health care, with universal access to care and quality of care being important, but nonetheless secondary considerations.

The Company believes its Pay-Per-Use Equipment Management Programs respond favorably to the current reform efforts by providing high quality equipment through programs which help the health care providers improve their efficiency while effectively matching costs to patient needs, wherever that care is being provided. While the Company's strategic focus appears consistent with the providers' efforts to contain costs and improve efficiencies, there can be no assurances as to how health care reform will ultimately evolve and the impact it will have on the Company.

Because the capital equipment procurement decisions of health care providers are significantly influenced by the regulatory and political environment for health care, historically the Company has experienced certain adverse operating trends in periods when significant health care reform initiatives were under consideration and uncertainty remained as to their likely outcome. To the extent general cost containment pressures or health care spending and reimbursement reform, or uncertainty as to possible reform, causes hospitals and other health care providers to defer the procurement of medical equipment, reduce their capital expenditures or change significantly their utilization of medical equipment, the Company's results of operations could be adversely affected.

RENTAL EQUIPMENT AND INVENTORY BUILD UP

The Company is addressing what it believes is a temporary imbalance in its rental inventory of Bazooka portable specialty beds and sales inventory of DPAP (approximately $3.0 million and $2.1 million at March 31, 1996, respectively) which resulted from the Company's exclusive distribution agreement with the manufacturer of these products. This agreement was terminated in March.

Bazooka bed rentals have shown quarter-to-quarter growth and the Company believes this supply/demand imbalance will be reduced during the remainder of 1996.

DPAP sales decreased in the first quarter of 1996 to approximately $279,000 from $290,000 in the fourth quarter of 1995 primarily as a result of lower sales revenue following termination of the exclusive distribution agreement. The Company is attempting to correct the imbalance in DPAP inventory during the remainder of 1996 through aggressive promotional campaigns; however, market acceptance of DPAP remains uncertain. In the event that anticipated growth in customer demand for this product does not occur, the value of the inventory owned by the Company and the Company's results of operations could be adversely affected. The value of these assets may also be affected by pricing pressure as other distributors of DPAP or competitive products enter the market. In addition, as a start-up medical device company, the future success of the manufacturer of these products as an operating entity is inherently uncertain. In the event the manufacturer experiences operating difficulties, the marketability of DPAP could be adversely affected.

PART II - OTHER INFORMATION



     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


          (a)  Exhibits:
               None

          (b) Reports on Form 8-K: No reports on Form 8-K have been filed during the quarter ended March 31, 1996.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:     May 8, 1996
          -----------


                           UNIVERSAL HOSPITAL SERVICES, INC.


                         By  /s/ Thomas A. Minner
                            ---------------------
                            Thomas A. Minner, President and
                            Chief Executive Officer



                         By    /s/ David E. Dovenberg
                            -------------------------
                            David E. Dovenberg,
                            Vice President of Finance and
                            Chief Financial Officer

                       UNIVERSAL HOSPITAL SERVICES, INC.

                      EXHIBIT INDEX TO REPORT ON FORM 10-Q



EXHIBIT
NUMBER                 DESCRIPTION              PAGE
- - ------                 -----------              ----
  27             Financial Data Schedule   Electronically
                                           Filed