Form 10-Q
period 1996-06-30
UNIVERSAL HOSPITAL SERVICES INC
filed 1996-08-12
CIK 886171

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:  June 30, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from     _______________________

Commission file Number:  0-20086


                       UNIVERSAL HOSPITAL SERVICES, INC.
                       ---------------------------------
                         (Exact Name of Registrant as
                           specified in its charter)

              Minnesota                               41-0760940
    -----------------------------       ------------------------------------
   (State or other jurisdiction of        (IRS Employer Identification No.)
    incorporation or organization)


                              1250 Northland Plaza
                              3800 West 80th Street
                      Bloomington, Minnesota  55431-4442
                      ----------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

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

                            Yes   X            No
                                -----              -----


                       APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

     Class             Outstanding as of July 31, 1996
     -----             -------------------------------

     Common Stock      5,460,218 shares

PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                       UNIVERSAL HOSPITAL SERVICES, INC.

                         CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)




                                                 THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                 ----------------------------  -------------------------
                                                      1996           1995          1996         1995
                                                 --------------  ------------  ------------  -----------

REVENUES:
 Equipment rentals                                 $12,102,806    $11,291,081   $24,768,454  $22,595,916
 Sales of supplies and equipment                     1,379,213      1,670,788     2,941,417    3,389,330
 Other                                                 152,100        188,363       316,329      330,431
                                                   -----------    -----------   -----------  -----------
   Total revenues                                   13,634,119     13,150,232    28,026,200   26,315,677

COSTS AND EXPENSES:
 Cost of equipment rentals                           3,255,895      2,857,820     6,555,180    5,649,817
 Rental equipment depreciation                       2,970,000      2,700,000     5,795,000    5,160,000
 Cost of supplies and equipment sales                1,121,643      1,364,126     2,369,896    2,795,617
 Selling, general and administrative                 4,752,610      4,724,351     9,686,824    9,368,635
 Write-down of DPAP inventory                        1,030,500                    1,030,500
 Interest                                              529,719        429,319     1,034,412      783,201
                                                   -----------    -----------   -----------  -----------
   Total costs and expenses                         13,660,367     12,075,616    26,471,812   23,757,270
                                                   -----------    -----------   -----------  -----------

 (Loss) income before income taxes                     (26,248)     1,074,616     1,554,388    2,558,407
 Provision for income taxes:
   Current                                              46,000        230,000       437,000      718,000
   Deferred                                            (34,000)       221,000       233,000      358,000
                                                   -----------    -----------   -----------  -----------
                                                        12,000        451,000       670,000    1,076,000
                                                   -----------    -----------   -----------  -----------
   NET (LOSS) INCOME                               $   (38,248)   $   623,616   $   884,388  $ 1,482,407
                                                   ===========    ===========   ===========  ===========

NET (LOSS) EARNINGS PER SHARE OF COMMON STOCK      $     (0.01)   $      0.11   $      0.16  $      0.27
                                                   ===========    ===========   ===========  ===========

Weighted average common shares outstanding           5,445,911      5,478,449     5,539,049    5,476,148
                                                   ===========    ===========   ===========  ===========

            The accompanying notes are an integral part of the unaudited financial statements.

                                                                                                       2

                       UNIVERSAL HOSPITAL SERVICES, INC.

                            CONDENSED BALANCE SHEETS
                                 (UNAUDITED)

                                     ASSETS
                                     ------

                                                      JUNE 30,    DECEMBER 31,
                                                        1996          1995
                                                     -----------  ------------
CURRENT ASSETS:
 Accounts receivable, net                            $10,412,023   $10,588,579
 Inventories                                           2,444,481     2,848,559
 Prepaid expenses                                        889,924       424,634
 Deferred income taxes                                   765,000       520,000
                                                     -----------   -----------
   Total current assets                               14,511,428    14,381,772

PROPERTY AND EQUIPMENT:
 Rental equipment, net                                40,881,835    40,847,236
 Property and office equipment, net                    3,580,473     3,409,694
                                                     -----------   -----------
   Total property and equipment, net                  44,462,308    44,256,930

INTANGIBLE ASSETS, LESS ACCUMULATED AMORTIZATION:
 Goodwill                                              8,060,329     8,186,639
 Other                                                   256,266        24,131
                                                     -----------   -----------
   TOTAL ASSETS                                      $67,290,331   $66,849,472
                                                     ===========   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
 Accounts payable                                     $ 3,107,157  $ 6,284,934
 Accrued compensation and pension                       1,918,424    2,428,471
 Accrued expenses                                         723,020      609,983
 Current portion long-term debt                         2,800,000    2,800,000
                                                      -----------  -----------
   Total current liabilities                            8,548,601   12,123,388

Accrued compensation and pension                        1,605,518    1,426,876
Deferred income taxes                                   4,278,000    3,800,000
Long-term debt                                         23,155,667   20,787,667

Commitments and contingencies

SHAREHOLDERS' EQUITY:
 Preferred Stock, $.01 par value; 5,000,000 shares
  authorized, no shares issued and outstanding
 Common Stock, $.01 par value; 10,000,000 shares
  authorized, 5,460,218 and 5,445,270 issued and
  outstanding at June 30, 1996 and December 31, 1995       54,602       54,453
 Additional paid-in capital                            15,491,917   15,385,450
 Retained earnings                                     14,156,026   13,271,638
                                                      -----------  -----------
   Total shareholders' equity                          29,702,545   28,711,541
                                                      -----------  -----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $67,290,331  $66,849,472
                                                      ===========  ===========

     The accompanying notes are an integral part of the unaudited financial statements.

                       Universal Hospital Services, Inc.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                     Six Months ended June 30,
                                                                  -------------------------------
                                                                      1996               1995
                                                                  ------------       ------------
Cash flows from operating activities:
   Net income                                                     $    884,388       $  1,482,407
   Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                 6,328,332          5,625,941
       Provision for doubtful accounts                                 114,773            177,271
       Gain on sales of equipment                                     (135,340)          (184,329)
       Write-down of DPAP inventory                                  1,030,500
       Deferred income taxes                                           233,000            358,000
   Changes in operating assets and liabilities:
       Accounts receivable                                              61,783           (989,364)
       Inventories and other operating assets                       (1,091,712)        (1,205,367)
       Accounts payable and accrued expenses                          (563,430)           969,680
                                                                  ------------       ------------
          Net cash provided by operating activities                  6,862,294          6,234,239
                                                                  ------------       ------------
 Cash flows from investing activities:
    Rental equipment purchases                                      (8,802,534)       (11,288,322)
    Property and office equipment purchases                           (558,130)          (394,483)
    Proceeds from sale of equipment                                    379,769            282,650
    Other                                                             (276,936)
                                                                  ------------       ------------
          Net cash used in investing activities                     (9,257,831)       (11,400,155)
                                                                  ------------       ------------
 Cash flows from financing activities:
    Proceeds from issuance of common stock                             106,616             98,844
    Repurchase of common stock                                               0           (275,000)
    Proceeds under loan agreements                                  14,595,000         17,271,000
    Payments under loan agreements                                 (12,227,000)       (11,615,000)
    Decrease in book overdraft                                         (79,079)          (313,928)
                                                                  ------------       ------------
          Net cash provided by financing activities                  2,395,537          5,165,916
                                                                  ------------       ------------
Cash, beginning and end of period                                 $          0       $          0
                                                                  ============       ============

Supplemental cash flow information:
    Interest paid                                                 $  1,047,000       $    769,000
                                                                  ============       ============
    Income taxes paid                                             $    876,000       $    756,000
                                                                  ============       ============
    Rental equipment purchases included in accounts payable       $    464,121       $  1,758,494
                                                                  ============       ============


       The accompanying notes are an integral part of the unaudited financial statements.

                       Universal Hospital Services, Inc.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

   The financial statements included in this Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Form 10-K filing for the year ended December 31, 1995.

   The financial statements presented herein as of June 30, 1996, and for the three and six months then ended reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.


2. PENDING ACQUISITION OF BIOMEDICAL EQUIPMENT RENTAL AND SALES, INC. (BERS)

   On June 20, 1996, the Company signed a letter of intent to acquire the stock of BERS, subject to the completion of due diligence procedures and the execution of a mutually satisfactory purchase agreement. The Company anticipates completing the acquisition by mid-August.


3. LONG TERM DEBT


   Effective June 30, 1996, the Company amended and restated its credit agreement with a bank to extend the maturity date to June 30, 1999 and to increase the total credit available under the agreement to $12,000,000. Borrowings are uncollateralized and bear interest at a rate of between 1.50% and 2.25% per annum over the bank's Reserve Adjusted Certificate of Deposit Rate (RACD) as defined in the agreement. At June 30, 1996, the Company's interest rate was 7.49%, based on the bank's RACD of 5.49%.

   In July 1996 the Company entered into a Note Purchase and Private Shelf Agreement with an insurance company. Under the terms of the agreement $10,000,000 of uncollateralized Series A Notes were issued and mature on June 1, 2007 bearing interest at 8.10% The proceeds of the notes were used to repay $6,066,667 of indebtedness under the Company's term loan agreement, with the remaining proceeds being used to reduce the borrowings under the revolving credit agreement. The agreement includes certain covenants which restrict dividend payments and stock repurchases and require, among other things, that the Company maintain certain working capital and financial ratios.


4. WRITE-DOWN OF DPAP INVENTORY

   During the second quarter of 1996, the Company recorded a $1,030,500 charge to write-down the carrying value of Demand Positive Airway Pressure device
   (DPAP) inventory to its estimated realizable value. The provision was recorded based on price concessions necessary to reduce the excess DPAP inventory resulting from slower than expected market acceptance of DPAP.

5. COMMON SHAREHOLDERS' EQUITY

   Under the Employee Stock Purchase Plan, a total of 13,098 shares of common stock were sold at $7.23 per share on June 28, 1996.

   In July 1996, the Board of Directors of the Company authorized a stock repurchase program under which up to 300,000 shares of the Company's common stock may be repurchased. Such purchases may be made at the prevailing prices on the open market, by block purchase or in private transactions at any time until June 30, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the accompanying unaudited financial statements and notes.

RESULTS OF OPERATIONS

The following table provides information on the percentages certain items of selected financial data bear to total revenues and also indicates the percentage increase or decrease of this information over the prior comparable period:


                                                PERCENT OF TOTAL REVENUES                        PERCENTAGE INCREASE (DECREASE)
                              ------------------------------------------------------------    --------------------------------------
                              THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE,       QTR 2 1996       SIX MONTHS 1996
                                  1996           1995                 1996          1995      OVER QTR 2 1995   OVER SIX MONTHS 1995
                              ------------   ------------           --------      --------    --------------------------------------
                                      (UNAUDITED)                         (UNAUDITED)                      (UNAUDITED)
Revenues
  Equipment rentals                 88.77%          85.86%             88.38%        85.86%              7.19%                 9.61%
  Sales of supplies and
    equipment                       10.12%          12.71%             10.49%        12.88%            -17.45%               -13.22%
  Other                              1.11%           1.43%              1.13%         1.26%            -19.25%                -4.27%
                                   ------          ------             ------        ------
    Total revenues                 100.00%         100.00%            100.00%       100.00%              3.68%                 6.50%

Rentals and Sales Costs
  Cost of equipment rentals         23.88%          21.73%             23.39%        21.47%             13.93%                16.02%
  Rental equipment
    depreciation                    21.78%          20.53%             20.68%        19.61%             10.00%                12.31%
  Cost of supplies and
    equipment sales                  8.23%          10.38%              8.45%        10.62%            -17.78%               -15.23%
                                   ------          ------             ------        ------
Gross Margin                        46.11%          47.36%             47.48%        48.30%              0.94%                 4.69%

Selling, General and
  Administrative                    34.86%          35.93%             34.56%        35.60%              0.60%                 3.40%
Write-down of DPAP
  Inventory                          7.56%                              3.68%                             N/A                   N/A
Interest                             3.88%           3.26%              3.69%         2.98%             23.39%                32.07%
                                   ------          ------             ------        ------
(Loss) Income Before
  Income Taxes                      -0.19%           8.17%              5.55%         9.72%           -102.44%               -39.24%
                                   ------          ------             ------        ------

Income Taxes                         0.09%           3.43%              2.39%         4.09%            -97.34%               -37.73%
                                   ------          ------             ------        ------
Net (Loss) Income                   -0.28%           4.74%              3.16%         5.63%           -106.13%               -40.34%
                                   ======          ======             ======        ======

REVENUES

Equipment rental revenues increased during the second quarter of 1996 over the second quarter of 1995 by $812,000 and increased for the six months ended June 30, 1996 over the first six months of 1995 by $2,173,000. While rental revenue growth from the Company's alternate care customers was strong, the rental revenue growth from the Company's acute care customers was less than anticipated. Factors influencing the current downturn in the growth rate of acute care rental revenues include continuing low census rates, a very cost sensitive market and consolidation in the acute care sector of the industry.
The Company expects the slowdown in rental revenue growth from the acute care market to continue at least through the third quarter of 1996. The Company expects the percentage of total rental revenue generated from the alternate care market to continue to increase.

Sales of supplies and equipment represent primarily disposable medical supplies used in connection with the Company's rental equipment. The Company believes that supplying these products is important to its full service business even though the commodity-like nature of these products results in substantially lower gross margins than its rental equipment business. Sales of supplies and equipment decreased $292,000 and $448,000 during the second quarter of 1996 and the six months ended June 30, 1996, respectively, compared to the same periods in 1995. Sales of Demand Positive Airway Pressure devices (DPAP) decreased $88,000 from second quarter 1995 to second quarter 1996 due to price concessions in conjunction with the Company's planned reduction of DPAP inventory. (See Write-down of DPAP Inventory below.) DPAP sales increased $151,000 for the six months ended June 30, 1996 compared to the same period in 1995, however, this was due to DPAP not being introduced until late in the first quarter of 1995. The remaining decreases in total sales reflected a continuing trend by a major vendor of disposables to market its products directly to some of the Company's larger customers. The Company expects sales of supplies and equipment to continue to decline as a percentage of total revenues.

Other revenues, primarily representing net gains on sales of used rental equipment, remain insignificant. The Company expects that such revenues will continue to be a small portion of total revenues.


RENTAL COSTS

Cost of equipment rentals represents the direct costs of operating the Company's district offices including occupancy, fleet operations, equipment repairs and technical service costs. These costs as a percentage of rental revenues increased to 26.9% for the second quarter of 1996 and to 26.5% for the six months ended June 30, 1996 from 25.3% and 25.0% for the second quarter and the first half of 1995, respectively. These increases were primarily due to the unanticipated slowdown in rental revenue growth as these expenses are generally fixed in nature and do not fluctuate with changes in equipment rental revenues.

Rental equipment depreciation as a percentage of rental revenues increased to 24.5% for the second quarter of 1996 versus 23.9% for the comparable quarter in 1995. For the six months ended June 30, 1996, rental equipment depreciation as a percent of rental revenues increased to 23.4% compared to 22.8% for the same period in 1995. These increases were due to the slowdown in rental revenue growth and depreciation expense on surplus Bazooka beds (See Rental Equipment Build Up below.)


GROSS PROFIT

Gross margin on rentals is equipment rental revenues reduced by the cost of equipment rentals and rental equipment depreciation. Gross margin on rentals decreased from 50.8% in the second quarter of 1995 to 48.6% in the second quarter of 1996 and from 52.2% to 50.1% for the six month periods ended June 30, 1995 and 1996, respectively. The decreases were the result of the previously discussed lower than expected rental revenues for the first half of 1996 and the excess depreciation expense discussed above. In response to these margin decreases, the Company has begun a program to identify additional means of minimizing costs without compromising quality or service; thereby enhancing efficiencies and improving margins.

Sales gross margin as a percentage of sales of supplies and equipment increased slightly from 18.4% for the second quarter of 1995 to 18.7% for the same period in 1996 and increased from 17.5% for the first six months of 1995 to 19.4% for the same period in 1996. During the first quarter of 1996, the sales gross margin increased due to a lower margined vendor selling directly to hospitals, which resulted in a higher margin percentage on a lower volume of total sales and due to the impact of higher margin DPAP sales as an increasing portion of total sales. However, during the second quarter of 1996, sales margins on DPAP dropped significantly due to price concessions in conjunction with the Company's planned reduction of DPAP inventory. (See Write-Down of DPAP Inventory below.) These lower margin sales offset the growth in margin on disposable sales in second quarter of 1996 and limited the growth in the overall margin between the two six month periods.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses as a percentage of total revenues decreased slightly more than one percent from the second quarter of 1995 to the second quarter of 1996 and from the first half of 1995 to the first half of 1996. The growth in selling, general and administrative expenses slowed during the second quarter of 1996 as compared to the same period in 1995, reflecting, in part, a decrease in performance based incentive and profit sharing expenses as a result of the slower than anticipated rental revenue growth. As further response to the margin decreases discussed above, in August 1996, the Company instituted a hiring moratorium and made executive salary reductions.


WRITE-DOWN OF DPAP INVENTORY

Sales of DPAP decreased from $279,000 in the first quarter of 1996 to $108,000 in the second quarter of 1996. Because market acceptance of DPAP did not meet expectations, the Company began to offer price concessions in the second quarter of 1996 to reduce the Company's excess inventory of DPAP. As a result, during the second quarter of 1996, the Company recorded a special charge of $1,030,500 to write-down the carrying value of DPAP inventory to its estimated realizable value. The Company is attempting to reduce the inventory through aggressive promotional campaigns, however, the value of these assets may still be affected by changes in consumer demand and by pricing pressure as other distributors of DPAP or competitive products enter the market. In addition, as a start-up medical device company, the future success of the manufacturer of DPAP as an operating entity is inherently uncertain. In the event the manufacturer experiences operating difficulties, the marketability of DPAP could be adversely affected.


INTEREST EXPENSE

Interest expense increased by $100,000 from the second quarter of 1995 to the second quarter of 1996 and $251,000 from the first six months of 1995 to the first six months of 1996, primarily reflecting the carrying costs of surplus DPAP and Bazooka inventories and incremental borrowings associated with customer driven capital spending for additions to the Company's rental equipment pool. Average borrowings increased from $20.9 million in the second quarter of 1995 to $26.6 million in the second quarter of 1996 and from $19.4 million in the first half of 1995 to $25.9 million in the first half of 1996.


INCOME TAXES

The Company's effective tax rate increased from 42.1% in the first half of 1995 to 43.1% in the first half of 1996.

NET INCOME OR LOSS

Net income decreased $662,000 from the second quarter of 1995 to the second quarter of 1996 and $598,000 from the first six months of 1995 to the first six months of 1996, primarily as a result of the previously discussed inventory write-down.


PENDING ACQUISITION

On June 20, 1996, the Company signed a letter of intent to acquire the stock of Biomedical Equipment Rental and Sales, Inc. (BERS), subject to the completion of due diligence procedures and the execution of a mutually satisfactory purchase agreement. The Company anticipates completing the acquisition by mid-August.

DEFERRAL OF NEW OFFICE OPENINGS

In August 1996, the Company announced the deferral of the opening of the previously announced offices to be located at Oklahoma City, OK and Nashville, TN.


CAPITAL RESOURCES AND LIQUIDITY

As an asset intensive service business, the Company requires continued access to capital to support the acquisition of equipment for rental to its customers. The Company expects that rental equipment purchases will approximate $16.5 million in 1996. The Company has financed its equipment purchases primarily through internally generated funds and unsecured borrowings.

As of June 30, 1996, these unsecured borrowings were comprised of term loans and a $12 million revolving credit facility available through June 30, 1999. As of June 30, 1996, approximately $4.3 million of the $12 million revolving credit facility was unused.

In July 1996, the Company entered into a Note Purchase and Private Shelf Agreement with an insurance company. Under the terms of the agreement $10,000,000 of uncollateralized Series A Notes were issued and mature on June 1, 2007 bearing interest at 8.10%. The proceeds of the notes were used to repay $6,066,667 of indebtedness under the Company's term loan agreement, with the remaining proceeds being used to reduce the borrowings under the revolving credit agreement.

Simultaneous with the acquisition of BERS, the bank revolving credit facility will be increased to $20,000,000. In addition, the Company anticipates borrowing an additional $4,000,000 under the private shelf agreement with the insurance company.

The Company believes that net cash flow from operating activities and use of its existing credit facility will be sufficient to fund working capital and capital expenditure needs for the foreseeable future. Assuming debt financing continues to be available at reasonable rates, the Company anticipates maintaining a ratio of long-term debt to total capitalization in the range of 40% to 60% (46.6% as of 6/30/96.)

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


RENTAL EQUIPMENT BUILD UP

The Company is addressing what it believes to be a temporary imbalance in its rental inventory of Bazooka portable specialty beds (approximately $3.2 million at June 30, 1996) which resulted from the Company's exclusive distribution agreement with the manufacturer of these products. This agreement was terminated in March 1996. The Company believes this supply/demand imbalance will be reduced during the remainder of 1996.

                                  - - - - - -


Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements in this filing looking forward in time involve risks and uncertainties, including, but not limited to, the successful completion of the acquisition, the effect of changing economic or business conditions, the successful reduction of DPAP inventory, the impact of competition and other risk factors detailed in the Company's Securities and Exchange Commission filings.

PART II - OTHER INFORMATION


         ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Shareholders was held on May 2, 1996 (the "Annual Meeting"). The holders of 4,961,893 shares of common stock, representing 91.1% of the 5,445,270 shares of common stock entitled to vote, were represented at the Annual Meeting in person or by proxy.

     At the Annual Meeting, Samuel B. Humphries and Karen M. Bohn were re-elected to the Board of Directors for a three-year term expiring at the 1999 annual meeting of shareholders. The tabulation for each nominee for office is listed in the table below.


                 SUMMARY OF MATTER VOTED UPON BY SHAREHOLDERS

                                                                     WITHHELD
                                                FOR                  AUTHORITY
ELECTION OF DIRECTORS:                       ---------               ---------
Samuel B. Humphries                          4,813,570                 148,323
Karen M. Bohn                                4,813,570                 148,323


  PART II - OTHER INFORMATION



       ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits:

                   (4.5) Amendment dated June 30, 1996 to Note Purchase Agreement dated as of November 24, 1992 between the Company and Northwestern National Life Insurance Company, Northern Life Insurance Company and The North Atlantic Life Insurance Company of America (including form of the Company's 7.47% Senior Note Due 2002) and to Note Purchase Agreement dated as of March 1, 1995 between the Company and Northern Life Insurance Company (including form of the Company's 9.6% Senior Note Due 2004)

                   (4.6) Note Purchase and Private Shelf Agreement dated July 24, 1996 between the Company and The Prudential Insurance Company of America (including form of the Company's 8.1% Series A Senior Notes Due 2007)

                   (10.4) Amended and Restated Credit Agreement, with Amended and Restated Promissory Note, dated June 30, 1996 between the Company and First Bank National Association

                   (10.7) Intercreditor Agreement, dated July 24, 1996 by and among Northwestern National Life Insurance Company, Northern Life Insurance Company, The North Atlantic Life Insurance Company, The Prudential Insurance Company of America and First Bank National Association

                   (11) Schedule of Computation of Per Share Earnings

                   (27) Financial Data Schedule

               (b) Reports on Form 8-K: No reports on Form 8-K have been filed during the quarter ended June 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:     August 12, 1996


                           UNIVERSAL HOSPITAL SERVICES, INC.


                        By  /s/ Thomas A. Minner
                            -------------------------------
                            Thomas A. Minner, President and
                            Chief Executive Officer



                        By  /s/ David E. Dovenberg
                            -------------------------------
                            David E. Dovenberg,
                            Vice President of Finance and
                            Chief Financial Officer

                       UNIVERSAL HOSPITAL SERVICES, INC.

                      EXHIBIT INDEX TO REPORT ON FORM 10-Q


EXHIBIT
NUMBER                                  DESCRIPTION                     PAGE
- -------                                 -----------             --------------------
4.5                          Amendment dated June 30, 1996 to   Electronically Filed
                             Note Purchase Agreement dated as
                             of November 24, 1992 between the
                             Company and Northwestern National
                             Life Insurance Company, Northern
                             Life Insurance Company and The
                             North Atlantic Life Insurance
                             Company of America (including
                             form of the Company's 7.47%
                             Senior Note Due 2002) and to Note
                             Purchase Agreement dated as of
                             March 1, 1995 between the Company
                             and Northern Life Insurance
                             Company (including form of the
                             Company's 9.6% Senior Note Due
                             2004)

4.6                          Note Purchase and Private Shelf    Electronically Filed
                             Agreement dated July 24, 1996
                             between the Company and The
                             Prudential Insurance Company of
                             America (including form of the
                             Company's 8.1% Series A
                             Senior Notes Due 2007)

10.4                         Amended and Restated Credit        Electronically Filed
                             Agreement, with Amended and
                             Restated Promissory Note, dated
                             June 30, 1996 between the Company
                             and First Bank National
                             Association

10.7                         Intercreditor Agreement, dated     Electronically Filed
                             July 24, 1996 by and among
                             Northwestern National Life
                             Insurance Company, Northern Life
                             Insurance Company, The North
                             Atlantic Life Insurance Company,
                             The Prudential Insurance Company
                             of America and First Bank National
                             Association.

11                           Schedule of Computation of Per     Electronically Filed
                             Share Earnings

27                           Financial Data Schedule            Electronically Filed