Form 10-Q
period 1996-09-30
UNIVERSAL HOSPITAL SERVICES INC
filed 1996-11-13
CIK 886171

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: September 30, 1996

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________________


Commission file Number: 0-20086

                       UNIVERSAL HOSPITAL SERVICES, INC.
                       ---------------------------------
            (Exact Name of Registrant as  specified in its charter)


          Minnesota                                        41-0760940
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                              1250 Northland Plaza

                             3800 West 80th Street

                      Bloomington, Minnesota  55431-4442
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

              Yes   X                                   No
                  -----                                     -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

    Class                       Outstanding as of October 31, 1996
    -----                       ----------------------------------
    Common Stock                5,357,218 shares

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                       UNIVERSAL HOSPITAL SERVICES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                                SEPTEMBER 30,              SEPTEMBER 30,
                                          -------------------------  ------------------------
                                              1996         1995         1996         1995
                                          -----------   -----------  -----------  -----------
REVENUES:
 Equipment rentals                        $12,350,719   $11,434,730  $37,119,173  $34,030,646
 Sales of supplies and equipment            1,262,599     1,563,640    4,204,016    4,952,970
 Other                                        135,827       131,955      452,156      462,386
                                          -----------   -----------  -----------  -----------
  Total revenues                           13,749,145    13,130,325   41,775,345   39,446,002

COSTS AND EXPENSES:
 Cost of equipment rentals                  3,188,173     2,982,589    9,743,353    8,632,406
 Rental equipment depreciation              3,223,202     2,875,000    9,018,202    8,035,000
 Cost of supplies and equipment sales         997,344     1,231,933    3,367,240    4,027,550
 Selling, general and administrative        4,723,912     4,497,383   14,410,736   13,866,018
 Write-down of DPAP inventory                                          1,030,500
 Interest                                     656,212       512,256    1,690,624    1,295,457
                                          -----------   -----------  -----------  -----------
  Total costs and expenses                 12,788,843    12,099,161   39,260,655   35,856,431
                                          -----------   -----------  -----------  -----------
Income before income taxes                    960,302     1,031,164    2,514,690    3,589,571
Provision for income taxes:
 Current                                      269,000       267,000      706,000      985,000
 Deferred                                     151,000       170,000      384,000      528,000
                                          -----------   -----------  -----------  -----------
                                              420,000       437,000    1,090,000    1,513,000
                                          -----------   -----------  -----------  -----------
NET INCOME                                $   540,302   $   594,164  $ 1,424,690  $ 2,076,571
                                          ===========   ===========  ===========  ===========
NET EARNINGS PER SHARE OF COMMON STOCK          $0.10         $0.11        $0.26        $0.38
                                          ===========   ===========  ===========  ===========
Weighted average common shares
 outstanding                                5,459,194     5,515,868    5,512,430    5,489,388
                                          ===========   ===========  ===========  ===========


       The accompanying notes are an integral part of the unaudited financial statements.

                       UNIVERSAL HOSPITAL SERVICES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         1996           1995
                                                     -------------  ------------
                                     ASSETS

CURRENT ASSETS:
 Cash                                                  $   436,958   $     --
 Accounts receivable, net                               11,316,312    10,588,579
 Inventories                                             2,612,499     2,848,559
 Prepaid expenses                                          917,478       424,634
 Deferred income taxes                                     912,000       520,000
                                                       -----------   -----------
   Total current assets                                 16,195,247    14,381,772

PROPERTY AND EQUIPMENT:
 Rental equipment, net                                  44,633,524    40,847,236
 Property and office equipment, net                      3,608,049     3,409,694
                                                       -----------   -----------
   Total property and equipment, net                    48,241,573    44,256,930

INTANGIBLE ASSETS, LESS ACCUMULATED AMORTIZATION:
 Goodwill, net                                          15,252,773     8,186,639
 Other                                                     871,372        24,131
                                                       -----------   -----------
   Total Assets                                        $80,560,965   $66,849,472
                                                       ===========   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                      $ 2,977,023   $ 6,284,934
 Accrued compensation and pension                        1,555,593     2,428,471
 Accrued expenses                                          990,927       609,983
 Current portion long-term debt                          1,607,743     2,800,000
                                                       -----------   -----------
   Total current liabilities                             7,131,286    12,123,388

Accrued compensation and pension                         1,607,769     1,426,876
Deferred income taxes                                    4,576,000     3,800,000
Long-term debt                                          37,730,438    20,787,667

Commitments and contingencies

SHAREHOLDERS' EQUITY:
 Preferred Stock, $.01 par value; 5,000,000 shares
  authorized, no shares issued and outstanding
 Common Stock, $.01 par value; 10,000,000 shares
  authorized, 5,357,218 and 5,445,270 issued and
  outstanding at September  30, 1996 and
  December 31, 1995                                         53,572        54,453
 Additional paid-in capital                             14,765,572    15,385,450
 Retained earnings                                      14,696,328    13,271,638
                                                       -----------   -----------
   Total shareholders' equity                           29,515,472    28,711,541
                                                       -----------   -----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $80,560,965   $66,849,472
                                                       ===========   ===========

     The accompanying notes are an integral part of the unaudited financial statements.

                       UNIVERSAL HOSPITAL SERVICES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                             --------------------------------
                                                                    1996          1995
                                                                ------------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                     $  1,424,690   $  2,076,571
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                                   9,898,700      8,734,931
   Provision for doubtful accounts                                   114,773        213,488
   Gain on sales of equipment                                       (122,648)      (165,392)
   Write-down of DPAP inventory                                    1,030,500
   Deferred income taxes                                             384,000        528,000
 Changes in operating assets and liabilities,
  net of impact of acquisition:
   Accounts receivable                                               347,047     (1,395,124)
   Inventories and other operating assets                         (1,127,257)    (1,696,871)
   Accounts payable and accrued expenses                          (1,525,037)     1,242,947
                                                                ------------   ------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                    10,424,768      9,538,550
                                                                ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Rental equipment purchases                                      (11,261,144)   (16,092,862)
 Property and office equipment purchases                            (658,757)      (481,328)
 Proceeds from sale of equipment                                     446,920        303,463
 Acquisition of BERS, net of cash acquired                       (12,074,854)
 Other                                                              (374,095)
                                                                ------------   ------------
     NET CASH USED IN INVESTING ACTIVITIES                       (23,921,930)   (16,270,727)
                                                                ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock, net of offering costs       106,616         98,844
 Repurchase of common stock                                         (727,375)      (275,000)
 Proceeds under loan agreements                                   47,419,000     23,327,000
 Payments under loan agreements                                  (32,049,338)   (16,259,000)
 Decrease in book overdraft                                         (814,783)      (159,667)
                                                                ------------   ------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                    13,934,120      6,732,177

NET CHANGE IN CASH AND CASH EQUIVALENTS                              436,958         ---

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       ---           ---
                                                                ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $    436,958   $     ---
                                                                ============   ============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                              $  1,531,000   $  1,211,000
                                                                ============   ============
     Income taxes paid                                          $    876,000   $  1,057,000
                                                                ============   ============
     Rental equipment purchases included in accounts payable    $    831,975   $    946,399
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

   The financial statements presented herein as of September 30, 1996, and for the three and nine months then ended reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented. Except as discussed in
   Note 4 below, these adjustments are all of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year.

   The December 31, 1995 Condensed Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. ACQUISITION OF BIOMEDICAL EQUIPMENT RENTAL AND SALES, INC. (BERS)

   On August 13, 1996, the Company acquired BERS pursuant to a Stock Purchase Agreement among the Company and the shareholders of BERS. Pursuant to the agreement, the Company acquired all of the outstanding capital stock of BERS for approximately $11 million paid to shareholders of BERS and repayment of approximately $1.6 million of outstanding indebtedness of BERS. The acquisition was accounted for using the purchase method. Accordingly, the purchase price was allocated to assets acquired based on their estimated fair values. This treatment resulted in approximately $7.3 million of cost in excess of net assets acquired, which is being amortized over 15 years. BERS' operations have been included in the Company's consolidated results of operations since the date of acquisition.

   The following summarized, unaudited pro forma results of operations for the three months and nine months ended September 30, 1996 and 1995, assume the acquisition of BERS occurred as of the beginning of the respective periods:



                       THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                       --------------------------------     -------------------------------
                           1996                 1995           1996                 1995
                       -----------          -----------     -----------         -----------

TOTAL REVENUES         $14,360,536          $14,621,941     $45,332,106         $43,917,415

NET INCOME             $   431,590          $   550,592     $ 1,115,651         $ 1,823,374

NET EARNINGS PER
 COMMON SHARE          $      0.08          $      0.10     $      0.20         $      0.33

3. LONG TERM DEBT

   Effective with the acquisition of BERS, the total credit available under the bank revolving credit agreement was increased to $20,000,000. Borrowings are uncollateralized and bear interest at a rate of between 1.50% and 2.25% per annum over the bank's Reserve Adjusted Certificate of Deposit Rate (RACD) as defined in the agreement. At September 30, 1996 the Company's interest rate was 7.43%, based on the bank's RACD of 5.43%.

   In September 1996, pursuant to a Note Purchase and Private Shelf Agreement with an insurance company, $4,000,000 of uncollateralized Series B Notes were issued by the Company which mature on June 1, 2009 and bear interest at 8.29% The proceeds of the notes were used to reduce the borrowings under the revolving credit agreement. The agreement includes certain covenants which restrict dividend payments and stock repurchases and require, among other things, that the Company maintain certain working capital and financial ratios.

                       UNIVERSAL HOSPITAL SERVICES, INC.

4. WRITE-DOWN OF DPAP INVENTORY

   During the second quarter of 1996, the Company recorded a $1,030,500 charge to adjust the carrying value of Demand Positive Airway Pressure device (DPAP) inventory to its estimated realizable value. The provision was recorded based on price concessions necessary to liquidate the excess DPAP inventory resulting from slower than expected market acceptance of DPAP. During the third quarter of 1996, the Company continued to experience declining sales of DPAP and has initiated new promotional campaigns in an attempt to accelerate the reduction of excess DPAP inventory.

5. COMMON SHAREHOLDERS' EQUITY

   In July 1996, the Board of Directors of the Company authorized a stock repurchase program under which up to 300,000 share of the Company's common stock may be repurchased. Such purchases may be made at the prevailing prices on the open market, by block purchase or in private transactions at any time until June 30, 1997. Under this plan, 103,000 shares were repurchased for $727,375 during the third quarter of 1996

6. SUBSEQUENT EVENT

   The Company adopted on November 8, 1996, a shareholder rights plan under which rights to purchase shares of a new series of preferred stock have been declared as a dividend at the rate of one right for each share of common stock held by shareholders of record at the close of business on November 21, 1996. The rights will automatically accompany current shares outstanding and will trade with them. The distribution is not taxable to shareholders. The Board of Directors had previously considered a shareholder rights plan at its October meeting and at that time had scheduled a November 8, 1996 meeting for the purpose of considering the adoption of the shareholder rights plan.

   Each right under the shareholder rights plan will entitle the holder to buy one 1/100th of a share of a new series of junior preferred stock at a price of $40.00. The rights will be exercisable only if a person or group acquires or makes a tender offer for 15% or more of the Company's outstanding common stock (except in connection with an offer permitted by the Board of Directors and other limited exceptions). Certificates representing the rights will be sent to shareholders only if and when they become exercisable. The rights are redeemable at 1/10th of a cent per right at any time prior to the acquisition of a 15% position. The rights will expire on November 8, 2006.

   If a person or group acquires 15% or more of the Company's common stock (except in connection with a permitted offer), each right will entitle its holder to purchase, at the right's then-current exercise price, the Company's common stock having a market value of twice the right's exercise price. If the Company is acquired in a merger or sells 50% or more of its assets or earning power, each right will entitle its holder to purchase, at the rights' then current exercise price, the acquiring Company's common stock having a market value of twice the right's exercise price.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the accompanying unaudited financial statements and notes.


RESULTS OF OPERATIONS

The following table provides information on the percentages of certain items of selected financial data bear to total revenues and also indicates the percentage increase or decrease of this information over the prior comparable period:

                                             Percent of Total Revenues                   Percentage Increase (Decrease)
                            ----------------------------------------------------------   ------------------------------
                            Three Months Ended Sept. 30,   Nine Months Ended Sept. 30,   Qtr 3 1996    Nine Months 1996
                            ----------------------------   ---------------------------      Over             Over
                                 1996           1995            1996         1995        Qtr 3 1995    Nine Months 1995
                                 ----           ----            ----         ----        -----------   ----------------
                                     (Unaudited)                   (Unaudited)                    (Unaudited)
REVENUES
   Equipment rentals            89.83%         87.09%          88.85%        86.27%          8.01%            9.08%
   Sales of supplies and         9.18%         11.91%          10.07%        12.56%        -19.25%          -15.12%
    equipment
   Other                         0.99%          1.00%           1.08%         1.17%          2.93%           -2.21%
                               ------         ------          ------        ------
    Total revenues             100.00%        100.00%         100.00%       100.00%          4.71%            5.91%

RENTALS AND SALES COSTS
   Cost of equipment            23.19%         22.72%          23.32%        21.88%          6.89%           12.87%
    rentals
   Rental equipment             23.44%         21.90%          21.59%        20.37%         12.11%           12.24%
    depreciation
   Cost of supplies and          7.25%          9.38%           8.06%        10.21%        -19.04%          -16.39%
    equipment sales            ------         ------          ------        ------
GROSS MARGIN                    46.12%         46.00%          47.03%        47.54%          4.96%            4.78%

SELLING, GENERAL AND            34.36%         34.25%          34.49%        35.15%          5.04%            3.93%
 ADMINISTRATIVE
WRITE-DOWN OF DPAP                                              2.47%                         N/A              N/A
 INVENTORY
INTEREST                         4.77%          3.90%           4.05%         3.29%         28.10%           30.50%
                               ------         ------          ------        ------

INCOME BEFORE INCOME TAXES       6.99%          7.85%           6.02%         9.10%         -6.87%          -29.94%
                               ------         ------          ------        ------

INCOME TAXES                     3.06%          3.32%           2.61%         3.84%         -3.89%          -27.96%
                               ------         ------          ------        ------

NET INCOME                       3.93%          4.53%           3.41%         5.26%         -9.06%          -31.39%
                               ======         ======          ======        ======

GENERAL

The following discussion addresses the financial condition of the Company and its consolidated subsidiary, Biomedical Equipment Rental and Sales, Inc. (BERS) as of September 30, 1996 and the results of operations for the three and nine month periods ended September 30, 1996 and 1995. This discussion should be read in combination with the financial statements included elsewhere herein and the Management's Discussion and Analysis and Financial Statement sections of the Company's December 31, 1995 Annual Report on form 10-K.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements in this filing looking forward in time involve risks and uncertainties, including, but not limited to, the effect of changing economic or business conditions, the successful reduction of Demand Positive Airway Pressure devices (DPAP) inventory, increased utilization of the Bazooka bed, the impact of competition and other risk factors described more fully below under the captions "Write-Down of DPAP Inventory", "Industry Assessment" and "Rental Equipment Build Up" and in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 under the caption "Business".

REVENUES

Equipment rental revenues increased during the third quarter of 1996 over the third quarter of 1995 by $916,000 and increased for the nine months ended September 30, 1996 over the first nine months of 1995 by $3,089,000. Of the quarterly rental revenue increase, the acquisition of BERS, completed August 13, 1996, contributed $593,000. Rental revenue growth from the Company's alternate care customers remains strong, but the rental revenue growth from the Company's acute care customers was less than anticipated. The Company believes factors influencing the current downturn in the growth rate of acute care rental revenues include continuing low census rates, a very cost sensitive market and consolidations in the acute care sector of the industry. The Company expects the rental revenue generated from the alternate care market to continue to increase as the health care environment increases alternate site stays for patients.

Sales of supplies and equipment represent primarily disposable medical supplies used in connection with the Company's rental equipment. The Company believes that supplying these products is important to its full service business even though the commodity-like nature of these products results in substantially lower gross margins than its rental equipment business. Sales of supplies and equipment decreased $301,000 and $749,000 during the third quarter of 1996 and the nine months ended September 30, 1996, respectively, compared to the same periods in 1995. Sales of DPAP decreased $187,000 from third quarter 1995 to third quarter 1996. DPAP sales decreased $43,000 for the nine months ended September 30, 1996 compared to the same period in 1995.

The Company has initiated several new campaigns regarding the DPAP device intended to increase visibility and accelerate the reduction of excess DPAP devices. (See "Write-Down of DPAP Inventory" below). The remaining decreases in total sales reflected a continuing trend by a major vendor of disposables to market its products directly to some of the Company's larger customers. The Company expects sales of supplies and equipment to continue to decline as a percentage of total revenues.

Other revenues, primarily representing net gains on sales of used rental equipment, remain insignificant. The Company expects that such revenues will continue to be a small portion of total revenues.

RENTAL COSTS

Cost of equipment rentals represents the direct costs of operating the Company's district offices including occupancy, fleet operations, equipment repairs and technical service costs. These costs as a percentage of rental revenues decreased to 25.8% for the third quarter of 1996 but increased to 26.2% for the nine months ended September 30, 1996 from 26.1% and 25.4% for the third quarter and the first nine months of 1995, respectively. Without BERS, the percentage for the third quarter increased to 26.4%. These increases were primarily due to the slowdown in rental revenue growth whereas these expenses are generally fixed in nature and do not fluctuate with changes in equipment rental revenues.

Rental equipment depreciation as a percentage of rental revenues increased to 26.1% for the third quarter of 1996 versus 25.1% for the comparable quarter in 1995. For the nine months ended September 30, 1996, rental equipment depreciation as a percent of rental revenues increased to 24.3% compared to 23.6% for the same period in 1995. These increases were due to the slowdown in rental revenue growth and depreciation expense on surplus Bazooka beds (See "Rental Equipment Build Up" below.)

GROSS PROFIT

Gross margin on rentals represents equipment rental revenues reduced by the cost of equipment rentals and rental equipment depreciation. Gross margin on rentals decreased from 48.8% in the third quarter of 1995 to 48.1% in the third quarter of 1996 and from 51.0% to 49.5% for the nine month periods ended September 30, 1995 and 1996, respectively. The decreases were the result of the previously discussed lower than expected rental revenues for the first nine months of 1996 and the excess depreciation expense discussed above. In response to these margin decreases, the Company has begun a program to identify means of minimizing costs without compromising quality or service, in an effort to enhance efficiencies and improve margins. (See "Expense Control Initiatives" below).

Sales gross margin as a percentage of sales of supplies and equipment decreased slightly from 21.2% for the third quarter of 1995 to 21.0% for the same period in 1996 while it increased from 18.7% for the first nine months of 1995 to 19.9% for the same period in 1996. During 1996, the sales gross margin increased due to a vendor selling lower margined products directly to hospitals, which resulted in a higher margin percentage on a lower volume of total sales and due to the impact of higher margin DPAP sales as an increasing portion of total sales. During the second quarter of 1996, sales margins on DPAP dropped significantly as a result of price concessions in conjunction with the Company's
planned reduction of DPAP inventory.   (See "Write-Down of DPAP Inventory"
below.)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses as a percentage of total revenues remained relatively unchanged from the third quarter of 1995 to the third quarter of 1996 while decreasing 0.7 % of total revenues from the first nine months of 1995 to the first nine months of 1996. These changes were the result of positive leverage gained by the overall growth in rental revenues outpacing the growth in selling, general and administrative expenses. The growth in selling, general and administrative expenses continued to slow during the third quarter of 1996 as compared to the same period in 1995, reflecting, in part, a decrease in performance based incentive and profit sharing expenses as a result of the slower than anticipated rental revenue growth. (See "Expense Control Initiatives" below).

DEFERRAL OF NEW OFFICE OPENINGS

In August 1996, the Company announced the deferral of the opening of the previously announced offices to be located in Oklahoma City, OK and Nashville, TN.

EXPENSE CONTROL INITIATIVES

The Company has implemented several expense control initiatives to reduce or defer costs. In August, the Company announced executive salary cuts and a moratorium on new hires. In October, the Company announced the elimination of 10 corporate positions by functional consolidation and cutting nonessential activities and changed the Company's employee benefit program from a total company-paid plan to a shared-cost program, effective January 1, 1997. The Company expects the cost reduction in 1997 to be approximately $1 million for the full year, beginning in the first quarter of 1997. However, there can be no assurance that these programs will result in decreased total expenses or that their reduction will materially improve margins.

WRITE-DOWN OF DPAP INVENTORY

Because market acceptance of DPAP did not meet expectations, the Company, during the second quarter of 1996, recorded a special charge of $1,030,500 to write-down the carrying value of DPAP inventory to its estimated realizable value. The Company continues to experience declining sales of DPAP devices and surplus DPAP inventories and, as a result, has initiated new promotional campaigns in an attempt to accelerate the reduction of excess DPAP inventories. However, the value of these assets may still be affected by changes in consumer demand and by pricing pressure as other distributors of DPAP or competitive products enter the market.

INTEREST EXPENSE

Interest expense increased by $144,000 from the third quarter of 1995 to the third quarter of 1996 and $395,000 from the first nine months of 1995 to the first nine months of 1996, primarily reflecting the carrying costs of surplus DPAP and Bazooka inventories and incremental borrowings associated with customer driven capital spending for additions to the Company's rental equipment pool. The third quarter increase was also affected $137,000 by the BERS acquisition debt. Average borrowings increased from $23,600,000 in the third quarter of 1995 to $32,100,000 in the third quarter of 1996 and from $20,800,000 in the first nine months of 1995 to $28,400,000 in the first nine months of 1996.

INCOME TAXES

The Company's effective tax rate increased from 42.1% in the first nine months of 1995 to 43.3% in the first nine months of 1996.

NET INCOME

Net income decreased $54,000 from the third quarter of 1995 to the third quarter of 1996 and $652,000 from the first nine months of 1995 to the first nine months of 1996.

Without the acquisition of BERS and the associated debt of the acquisition, net income for the third quarter of 1996 would have increased $27,000 from the third quarter of 1995.


CAPITAL RESOURCES AND LIQUIDITY

As an asset intensive service business, the Company requires continued access to capital to support the acquisition of equipment for rental to its customers. The Company expects that rental equipment purchases will approximate $14,500,000 in 1996. The Company has financed its equipment purchases primarily through internally generated funds and unsecured borrowings.

As of September 30, 1996, these unsecured borrowings were comprised of term loans and a revolving credit facility available through June 30, 1999.

Effective with the acquisition of BERS, the total credit available under the bank revolving credit facility was increased to $20,000,000. Borrowings are uncollateralized and bear interest at a rate of between 1.50% and 2.25% per annum over the bank's Reserve Adjusted Certificate of Deposit Rate (RACD) as defined in the agreement.

As of September 30, 1996, approximately $6,900,000 of the $20,000,000 revolving credit facility was unused.

In September 1996, pursuant to a Note Purchase and Private Shelf Agreement, $4,000,000 of uncollateralized Series B Notes were issued by the Company which mature on June 1, 2009 and bear interest at 8.29%. The proceeds of the notes were used to reduce the borrowings under the revolving line of credit agreement.

The Company believes that net cash flow from operating activities and use of its existing revolving credit facility will be sufficient to fund working capital and capital expenditure needs for the foreseeable future. Assuming debt financing continues to be available at reasonable rates, the Company anticipates maintaining a ratio of long-term debt to total capitalization in the range of 40% to 60% (57.1% as of September 30, 1996).

The Company does not maintain cash balances at its main banking facility under a Company policy whereby the net of collected balances and cleared checks at the Company's option is applied to or drawn from the credit facility on a daily basis.

COMPLETED ACQUISITION

On August 13, 1996, the Company completed its acquisition of Biomedical Equipment Rental and Sales, Inc. (BERS) pursuant to a stock purchase agreement among the Company and the shareholders of BERS. As a result of the acquisition, the Company acquired all of the outstanding capital stock of BERS, and BERS became a wholly owned subsidiary of the Company. In connection with the acquisition, the Company paid approximately $11,000,000 to the shareholders of BERS and repaid approximately $1,650,000 of outstanding indebtedness of BERS.

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

The Company believes its Pay-Per-Use Equipment Management Programs respond favorably to the current reform efforts by providing high quality equipment through programs which help health care providers improve their efficiency while effectively matching costs to patient needs, wherever that care is being provided. While the Company's strategic focus appears consistent with the providers' efforts to contain costs and improve efficiencies, there can be no assurances as to how health care reform will ultimately evolve and the impact it will have on the Company.

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


RENTAL EQUIPMENT BUILD UP

The Company acquired it's equipment pools of Bazooka portable specialty beds under an exclusive agreement which was terminated in March 1996. The Company does not expect to acquire any additional Bazooka beds. Utilization of Bazooka beds in the Company's pool is currently below the desired level, resulting in a temporary product imbalance (approximately $2,600,000 of excess equipment at September 30, 1996 versus $3,200,000 at June 30, 1996). The Company believes this supply/demand imbalance will continue to be reduced. However, in the event that anticipated growth in customer demand for this product does not occur, the value of these assets owned by the Company and the Company's results of operations could be adversely affected. The value of these beds may also be affected as competitive products enter the market.

PART II - OTHER INFORMATION



     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          (4.7) Amendment dated September 19, 1996 to Note Purchase and Private Shelf Agreement dated July 24, 1996 between the Company and The Prudential Insurance Company of America, (including form of the Company's 8.29% Series B Senior Notes Due 2009)

          (10.8(a)) Amendment to Universal Hospital Services, Inc. Top Management Change-In-Control Severance Plan

          (11)  Schedule of Computation of Per Share Earnings

          (27) Financial Data Schedule

     (b)  Reports on Form 8-K:

          Date of Earliest Event Requiring Report:    August 13, 1996
          Date of Filing:                             August 21, 1996
          Items Reported:                             Items 2 and 7
          Subject:                                    Acquisition of Biomedical
                                                      Equipment Rental and
                                                      Sales, Inc.

          Date of Earliest Event Requiring Report:    August 13, 1996
          Date of Filing:                             October 28, 1996
          Items Reported:                             Item 7
          Subject:                                    Acquisition of Biomedical
                                                      Equipment Rental and
                                                      Sales, Inc.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 13, 1996
       -----------------


                                       UNIVERSAL HOSPITAL SERVICES, INC.


                                       By  /s/  Thomas A. Minner
                                           -------------------------------------
                                       Thomas A. Minner,
                                       President and Chief Executive Officer




                                       By  /s/  David E. Dovenberg
                                           -------------------------------------
                                       David E. Dovenberg,
                                       Vice President of Finance and
                                       Chief Financial Officer

                       UNIVERSAL HOSPITAL SERVICES, INC.

                     EXHIBIT INDEX TO REPORT ON FORM 10-Q


EXHIBIT
NUMBER             DESCRIPTION                                              PAGE
------             -----------                                              ----
4.7                Amendment dated September 19, 1996 to                    XX
                   Note Purchase and Private Shelf Agreement
                   dated July 24, 1996 between the Company and
                   The Prudential Insurance Company of America,
                   (including form of the Company's 8.29% Series
                   B Senior Notes Due 2009)


10.8(a)            Amendment to Universal Hospital Services, Inc.
                   Top Management Change-In-Control Severance Plan          XX


11                 Schedule of Computation of Per Share Earnings            XX


27                 Financial Data Schedule                                  Electronically Filed