Form 10-K
period 1996-12-31
UNIVERSAL HOSPITAL SERVICES INC
filed 1997-03-13
CIK 886171

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------

                                   FORM 10-K

(Mark One)
[x] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended December 31, 1996, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the transition period from ________ to _________.

Commission File Number:  0-20086


                       UNIVERSAL HOSPITAL SERVICES, INC.
                     ------------------------------------
            (Exact name of Registrant as specified in its charter)

                 Minnesota                              41-0760940
     -------------------------------               -------------------
     (State or other jurisdiction of       (IRS Employer Identification No.)
     incorporation or organization)

                             1250 Northland Plaza
                             3800 West 80th Street
                       Bloomington, Minnesota 55431-4442
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                (612) 893-3200
                             ---------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:    None
Securities registered pursuant to Section 12(g) of the Act:    Common Stock,
$.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes    X             No

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 1996 was approximately $72,522,000 based upon the closing bid price as reported by Nasdaq. The number of shares of the issuer's Common Stock, $.01 par value outstanding as of February 28, 1996 were 5,372,221.


                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

None.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K. [X]

                                FORM 10-K INDEX
                                ---------------


                                                                PAGE
                                                                ----

PART I
------
ITEM 1      Business                                              1

ITEM 2      Properties                                           12

ITEM 3      Legal Proceedings                                    12

ITEM 4      Submission of Matters to a Vote of Security Holders  12


PART II
-------

ITEM 5      Market for Registrant's Common Equity and
            Related Stockholder Matters                          13

ITEM 6      Selected Financial Data                              14

ITEM 7      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                  17

ITEM 8      Financial Statements and Supplementary Data          22

ITEM 9      Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure               22


PART III
--------

ITEM 10     Directors and Executive Officers of the Registrant   23

ITEM 11     Executive Compensation                               25

ITEM 12     Security Ownership of Certain Beneficial Owners
            and Management                                       35

ITEM 13     Certain Relationships and Related Transactions       37


PART IV
-------

ITEM 14     Exhibits, Financial Statements, Schedule and
            Reports on Form 8-K                                  38



                                    PART I
                                    ------

                               ITEM 1.  BUSINESS
                               -----------------

   Universal Hospital Services, Inc. provides movable medical equipment to more than 3,100 hospitals and various other health care providers principally through Pay-Per-Use/TM/ equipment management programs. The Company believes that Pay-Per-Use rental is more cost effective than purchase, lease or fixed-term rental of medical equipment for at least a portion of hospitals' and other health care providers' medical equipment needs. Under the Company's rental programs, health care providers may be charged a per use rental fee when equipment is used, based on daily use per patient, or may be charged under alternative fee arrangements. The Company's customers also receive a full range of related support services, including equipment delivery, training, technical and educational support, inspection, maintenance and documentation. In addition, the Company engages in the sale of related disposable supplies. Health care providers have access to the Company's pool of over 52,000 pieces of movable medical equipment in five primary equipment categories-critical care, monitoring, newborn care,
respiratory therapy and specialty beds.   The Company currently operates through
46 district offices and eight regional service centers, serving customers in 50 states and the District of Columbia.

Market Overview

   The United States health care system includes approximately 5,200 acute care community hospitals and a variety of other health care providers such as nursing homes, surgicenters, subacute care facilities, specialty clinics and home health care providers. These hospitals and other health care providers normally spend a substantial sum on obtaining capital equipment, including movable medical equipment. Hospitals have a number of options in obtaining this equipment, including purchase, lease and rental. Historically, hospitals have favored the purchase option in meeting a substantial portion of their movable capital equipment needs.

   The Company believes that a variety of trends favor rental as an alternative to purchase or lease. Principal among these trends are the substantial cost containment pressures under which hospitals and other health care providers currently operate. These pressures have increased greatly during the past decade as a result of federal regulations that have significantly affected the extent of reimbursement under Medicare's prospective payment system, and the Company believes that these pressures will continue to intensify. Changes to the Medicare program adopted in 1991, and being phased in over a 10-year period, are resulting in reimbursement for medical equipment costs at rates established by the Health Care Financing Administration, and these rates may not reflect hospitals' actual equipment costs. In addition, the Company believes that other third party payors of medical expenses have followed or will follow the federal government in limiting reimbursement for medical equipment costs. These would include, but are not limited to, preferred provider arrangements, discounted fee arrangements and "capitated" (fixed patient care reimbursement) managed care arrangements. The Company believes that various current legislative proposals will continue movement toward health care related consolidations, acceleration of managed care and the formation of integrated delivery systems. The Company also believes that the current reform effort will focus on cost containment in health care and may reduce levels of reimbursement by Medicare as well as other third party payors. See "Third Party Reimbursement" below.

   The Company believes that, as a result of these cost containment pressures, hospitals and other health care providers will continue to seek to reduce their capital expenditures, including expenditures on movable capital equipment. These reductions, however, may mean that health care providers do not have sufficient equipment to meet peak demands or the capital resources to replace existing equipment with more current medical technology. In addition, since the Medicare system is, to an increasing extent, reimbursing health care providers at fixed rates unrelated to actual capital costs, hospitals and other health care providers have an incentive to manage their capital costs more efficiently. Hospitals may better manage their capital costs by replacing fixed capital costs with variable operating costs. In the case of movable medical equipment, these fixed costs include equipment acquisition costs and the substantial costs associated with all services necessary to support the equipment. Consequently, many of these entities are renting equipment to meet certain of their needs, rather than incurring the substantial capital related costs associated with owning or leasing equipment for which they may not be reimbursed during non-use periods.

   In addition, the average hospital "census" (the number of patients filling the available bed days) has declined in recent years, due to a reduction in average length of hospital stay. This reduction has resulted from implementation of the prospective payment system, an increase in "capitated" managed care and preferred provider arrangements and an increase in the amount of care provided outside of the acute care hospital setting. The Company believes this census decrease has not resulted in a proportional decline in hospitals' equipment use, since the most intensive level of care is generally delivered during the early days of hospitalization and during outpatient procedures. These factors, together with routine fluctuations in hospital occupancy, have placed increasing pressures on hospitals to reduce equipment costs and maximize utilization of medical equipment. Accordingly, the Company believes that the flexibility afforded by equipment rental has become increasingly important. Pay-Per-Use rental also allows hospitals to offer new technology to their physicians and patients without the investment normally required to purchase or lease and without the risk of obsolescence.

   The Company also believes that the increasing amount of patient care being provided in "alternate care" settings (any care provided outside of inpatient hospital care) provides additional opportunities for its equipment management programs. The Company provides these programs wherever medical equipment is being used to provide patient care. Alternate care providers, such as nursing homes, surgicenters, subacute care facilities, outpatient centers, home care providers and others, are facing the same cost containment pressures and changing reimbursement programs as hospitals and have the same incentives to manage their medical equipment costs more efficiently.

   As a result of cost, reimbursement, and standardization pressures, and utilization and obsolescence risks, health care providers are becoming more sophisticated in their medical equipment procurement decisions. Health care providers increasingly are seeking ways to reduce costs and to manage equipment levels at optimum utilization in order to maximize operating margins. In determining whether to purchase, lease or rent equipment, health care providers may consider anticipated utilization levels of equipment, the costs of maintenance and repairs, storage, obsolescence and opportunity costs. The Company believes that such analyses often show that Pay-Per-Use rental programs increase the efficiency of equipment utilization, reduce ownership costs and enhance operating margins.

Business Strategy

   The Company's strategy is to achieve continued market penetration and growth by: (i) increasing business conducted with existing customers and markets; (ii) establishing additional district offices in new geographic markets; (iii) adding new product offerings and equipment lines; (iv) developing business with new customers in the alternate care market; and (v) providing comprehensive total equipment management programs to its customers.

   Increase Business with Existing Customers and Markets. The Company seeks to increase the amount of business it conducts with existing customers by providing additional equipment to these customers and reaching additional departments within its existing hospital base. Because these customers are familiar with the Company's programs and their benefits, the Company believes that its existing customer base represents a significant expansion opportunity. The Company also plans expansion through further penetration of the markets it currently serves by establishing new relationships with additional hospitals and health care providers.

   Establish New District Offices. The Company intends to establish three to four new district offices each year over the next several years. In choosing locations for its district offices, the Company considers the nature and extent of the customer market, demographics and vendor relationships. While the major metropolitan areas will remain a primary focus for expansion, regional clusters of hospitals are also expected to provide attractive expansion opportunities.

   The Company completed the acquisition of Biomedical Equipment Rental and Sales, Inc. (BERS) on August 13, 1996. See "Completed Acquisition" under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   Add New Product Offerings and Equipment Lines. The Company seeks to expand its business by adding new product categories and equipment lines and is continually evaluating new products for inclusion in its equipment rental inventory and for expansion of its product sales offering.

   Develop Business with New Customers in the Alternate Care Market. The Company plans to expand through business development with alternate care providers such as home care, subacute and long term care facilities, and surgicenters. As the average length of stay in acute care hospitals has continued to shorten, the Company believes that growth opportunities exist in those alternate care settings where patient care is being provided.

   Provide Total Equipment Management Programs. The Company intends to offer to its customers additional total equipment management programs called Asset Management Partnership Programs ("AMP Programs"). In these programs, the
Company provides, maintains, manages and tracks substantially all, or a significant portion, of the movable medical equipment within the customer facility or organization. These total equipment management programs allow health care providers to improve the quality of their patient care by having all appropriate medical equipment available when and where it is needed, while controlling their costs through improved utilization and efficiency.

Equipment Management Programs

   The Company seeks to assist hospitals and other health care providers manage their medical equipment costs more effectively while providing them with movable medical equipment and related services. The components of the Company's equipment management programs include:

   Pay-Per-Use. The Company principally provides its equipment on a Pay-Per-Use basis under which customers are charged per daily patient use. The Company believes that Pay-Per-Use rental is typically more cost effective than purchase, lease or fixed-term rental of medical equipment. Under Pay-Per-Use rental, health care providers can gain access to the latest medical equipment without the large capital outlays and significant costs associated with the purchase and maintenance of medical equipment and without the risks related to equipment obsolescence. By using Pay-Per-Use rental rather than purchase, lease or fixed-term rental, hospitals and other health care providers obtain the cash flow advantage of paying for medical equipment only when there are corresponding patient charges.

   Full Service. The Company emphasizes the full-service features of its Pay-Per-Use equipment management programs. The Company's per-use rental fee includes 24-hour-a-day, 365-day-a-year delivery, provision of "patient ready" equipment, technical support and training in equipment use by qualified personnel. This fee also includes regular inspections and maintenance of all equipment rented from the Company, including the documentation of such inspections and maintenance through the Company's Rental Equipment Documentation System ("REDS") and the Operator Error Identification System ("OEIS"). The Company maintains a total service history of any rented equipment, which includes inspection, repair and modification activities for the entire life of the unit. The Company also offers an optional software package that allows a particular hospital to track location, utilization and availability of all equipment rented, owned or leased by that hospital. Together, these services allow health care providers to eliminate many of the major overhead costs associated with the ownership or lease of medical equipment.

   Equipment Utilization. The Company's equipment management strategy is to promote Pay-Per-Use programs as a means of better managing medical equipment needs while contributing to overall cost containment. The Company seeks to allocate its pool of rental equipment efficiently among its customers by continually monitoring customers' equipment utilization levels. The Company reviews customer utilization routinely and, depending on utilization level, may adjust the Pay-Per-Use fee or redeploy the equipment. This system benefits customers by permitting them to obtain a lower per-use rental fee in the event of higher utilization efficiency and benefits the Company as it attempts to maximize the utilization of the equipment in inventory. See "Pricing of Pay-Per-Use Programs" below.

   Asset Management Partnership Programs (AMP Programs). The Company has developed relationships with some of its largest customers to help them achieve substantially higher utilization rates and levels of efficiency for their organizations. In some instances, the scope of the relationship has evolved into comprehensive equipment management programs referred to as AMP Programs. In these programs, the Company provides, maintains, manages and tracks substantially all of the movable medical equipment within the customer's facility or organization. The Company's AMP Programs allow health care providers to improve the quality of their patient care by having all appropriate medical equipment available when it is needed, while controlling their costs through improved utilization and efficiency.

   Equipment Selection. The Company seeks equipment that has characteristics which favor the rental of such equipment, including equipment movability, high or fluctuating utilization, service intensiveness and obsolescence risk. The Company purchases what it believes to be state-of-the-art equipment from manufacturers with a reputation for quality. The Company generally purchases from a number of different manufacturers to address the diversity of customer demands with a special emphasis on equipment which lowers patient care costs while improving quality of care and treatment outcomes. In addition, the Company's product evaluation committee meets regularly to consider new products as they become available and, when appropriate, approves new products for acquisition.

   Customer Responsiveness. The Company's operational structure is designed to enable it to respond quickly to a customer's needs. Through its district offices, the Company maintains both local inventories of medical equipment and a system-wide inventory network which are designed to assure access to a broad range of medical equipment. The Company's district offices are typically located close enough to the customers they serve to allow equipment to be delivered and ready for use generally within two hours of a request. The Company emphasizes long-term customer relationships and seeks to develop and maintain strong customer loyalty.

Customer Relationship

   The Company's equipment management programs are flexible arrangements through which customers may obtain equipment on a Pay-Per-Use basis when they need it and pay for equipment only when it is used. Customers may also obtain equipment under alternative rental fee arrangements, such as on a daily, weekly or monthly rental basis. When the Company's customers request a piece of equipment, the Company provides the equipment in "patient-ready" condition. Upon delivery, each piece of rented equipment is logged into the Company's tracking system as being placed with the particular customer. The Company provides the customer with information as to per-use or other rental rates at or prior to delivery of the equipment, and these rates are generally effective for a three month period. The Company generally does not use written agreements with its customers but emphasizes continuous contact and shared information with each customer. Under the Company's Pay-Per-Use programs, the customer is responsible for keeping a record of each equipment use and reporting the use to the Company on a monthly basis. Many customers report equipment utilization in conjunction with their patient billing procedures. The Company bills each customer monthly based on this reported usage. The customer is under no obligation to use the equipment and may request that the Company remove the equipment at any time. Correspondingly, the Company may remove equipment or raise the per-use rental fee if it is under-utilized. The Company actively monitors the accounts receivable performance of its customers.

Acquisition of Equipment Inventory

   The Company purchases medical equipment in the areas of critical care, monitoring, newborn care, respiratory therapy and specialty beds. The Company generally acquires equipment for its inventory pool having characteristics which favor the rental of such equipment. Principal among these characteristics are equipment movability, high or fluctuating utilization levels, service intensiveness and anticipated obsolescence. Of additional consideration is the relative safety of and the risks associated with such equipment. The Company purchases what it believes to be state-of-the-art equipment from manufacturers with a reputation for quality and functionally tests each piece of medical equipment added to its inventory to determine that the equipment is working properly.

   Equipment acquisitions may be made to expand the Company's pool of existing medical equipment or to add new medical equipment technologies to the Company's existing rental pool mix. The Company considers historical utilization levels, anticipated customer demand, life cycle phase of the equipment and vendor relationships before acquiring such equipment in order generally to avoid speculative purchases. In the case of new technologies, the Company has established a product evaluation committee to consider new technologies as they become available. This evaluation process for new products involves many of the review criteria set forth above as well as an overall evaluation of the potential market demand for the new product.

   As of December 31, 1996, the Company had more than 52,000 pieces of equipment available for use by its customers. The following is a list of principal types of medical equipment available to the Company's customers:

Critical Care                             Monitoring                   Newborn Care
Alternating Pressure/Flotation Devices    Adult Monitors               Blood Pressure Monitors
Ambulatory Infusion Pumps                 Anesthetic Agent Monitors    Fetal Monitors
Anesthesia Machines                       Apnea Monitors               Fetal Monitoring Systems
Blood/Fluid Warmers                       Blood Pressure Monitors      Incubators
Cold Therapy Units                        Cardiac Care Systems         Infant Warmers
Continuous Passive Motion Devices         Defibrillators               Infusion Pumps
Controllers, Infusion                     Electrocardiographs          Neonatal Monitors
Electrosurgical Generators                End Tidal CO\\2\\ Monitors   Oximeters
Enteral Infusion Pumps                    Fetal Monitors               Phototherapy Devices
Heat Therapy Units                        Intensive Care Systems
Hyper-Hypothermia Units                   Neonatal Monitors            Respiratory Therapy
Minimal Invasive Surgical Equipment       Oximeters                    Aerosol Tents
Parenteral Infusion Pumps                 PO\\2\\/CO\\2\\ Monitors     Nebulizers
Patient Controlled Analgesia (PCA)        Recorders and Printers       Oximeters
Sequential Compression                    Step-Down Telemetry Systems  Oxygen Concentrators
   Devices (SCD)                          Surgical Monitors            Ventilators
Suction Devices                           Telemetry Monitors
Syringe Pumps                             Urine Output/Temperature     Specialty Bed
Ultrasonic Aspirators                        Monitors                  Bazooka/R/ Portable Specialty
Volumetric Infusion                       Vital Signs Monitors         Bed/R/
   Pumps (Adult/Pediatric)
Wheel Chairs



   The Company currently acquires substantially all of its medical equipment from approximately 60 suppliers. The Company's five largest suppliers of medical equipment, which supplied approximately 54.3 percent of the Company's medical equipment purchases for the year ended December 31, 1996, are: Kendall Company; Imed Corporation; Baxter Healthcare Corporation; Sims Deltec, Inc.;
and Abbott Laboratories. Although the identity of the top ten suppliers remains relatively constant from year to year, the relative ranking of suppliers within this group may vary over time. The Company believes that alternative sources of medical equipment are available to the Company should they be needed.

   The Company seeks to ensure availability of equipment at favorable prices. Although the Company does not generally enter into long-term fixed price contracts with suppliers of its equipment, the Company may receive price discounts related to the volume of its purchases. In order to receive strong vendor support throughout the areas in which it does business, the Company seeks to structure its equipment purchases to ensure credit to local representatives of those vendors.

   The purchase price for equipment generally ranges from $1,000 to $25,000, with some complete monitoring systems costing more than $1,000,000. The Company finances the acquisition of its medical equipment inventory with internally generated funds and unsecured borrowings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Pricing of Pay-Per-Use Programs

   The Company's pricing strategy is designed to generate a pay-back period that is substantially shorter than the useful life of a particular piece of equipment, thereby reducing the Company's obsolescence risk on its inventory pool. The Company seeks to set its Pay-Per-Use or other rental rates to recoup the equipment's purchase price generally within 15 to 18 months and to recoup related costs within a specified number of additional months. These related costs include accessories and service support activities required to maintain equipment viability (e.g., maintenance, repairs, modifications, back-up support and inspections). On a customer-specific basis, the Company then develops a per-usage or other rental rate for a given piece of equipment which takes into consideration the customer's needs with respect to equipment type, equipment utilization, length of placement, frequency and extent of support services and volume of business. This per-usage or other rental rate is designed not only to recoup costs but also to provide the Company a targeted financial return on its investment for the particular category of equipment. Service requirements and Pay-Per-Use rates are generally reviewed on a quarterly basis and rates may be adjusted as the customer's service needs or utilization levels vary from expected levels. This evaluation process enables the Company to continuously monitor actual revenues as compared to targeted return objectives.

Distributor Arrangement with SleepNet Corporation

   In January 1994, the Company entered into a distributor agreement with SleepNet Corporation (the "SleepNet Corporation Agreement") providing the Company with national distribution rights to two products introduced by SleepNet
Corporation: the Bazooka System, an innovative portable specialty bed providing low air loss therapy for the treatment of pressure ulcers, and the Demand Positive Airway Pressure (DPAP), a device designed to treat adult obstructive sleep apnea. The Bazooka System and the DPAP device are currently the only products manufactured and marketed by SleepNet Corporation. The Bazooka System has been included in the Company's equipment rental programs since May 1994, and the Company began distributing the DPAP device in February 1995. The DPAP device was not offered as part of the Company's equipment rental programs.

   On February 28, 1996, SleepNet Corporation terminated its exclusive distributor agreement with the Company.

   The Company's arrangement with SleepNet Corporation differed from the Company's usual equipment acquisition methodology in that the Company's purchases of Bazooka Systems under the SleepNet Corporation Agreement exceeded the volumes needed by the Company to meet current customer demand. The Company believes that, as of December 31, 1996, an aggregate of approximately $2.8 million of such equipment exceeded normal levels maintained by the Company.

   The Company experienced declining sales of DPAP devices during 1996. Because market acceptance of the DPAP devices did not meet expectations, the Company's ongoing quarterly assessment resulted in a right-down of $1,030,500 in the second quarter and a charge of $1,182,545 in the fourth quarter of 1996 to write-off the remaining carrying value of DPAP inventory and associated supplies and demo units. The DPAP devices were disposed of in early 1997.

Sales of Related Disposables/Medical Supplies and Equipment

     In order to serve its customers fully, the Company sells disposable medical supplies used in conjunction with the medical equipment it rents. Examples of such disposable items include tubing and cassettes for infusion devices. The Company believes that hospitals purchase disposables from the Company due to the convenience of obtaining equipment and related supplies from one source and the anticipated cost-savings resulting from acquiring disposables only on an as-needed basis. The Company currently acquires substantially all of its rental-related medical disposables from approximately 50 suppliers. The five largest current suppliers of disposables to the Company, accounting for over 72 percent of the Company's disposable purchases for the year ended 1996, are: Gaymar Industries, Inc; Kendall Healthcare Products Company; Graseby, Inc.; IVAC, Inc; and Select Medical. The Company believes that alternative purchasing sources of disposable medical supplies are available to the Company, if necessary.

     The Company also sells used medical equipment that is no longer required in its equipment rental pool, primarily to various non-hospital purchasers.


Inventory Tracking System

     The Company tracks the history of each piece of equipment in its inventory on an IBM AS/400 centralized computer system located at its corporate headquarters. This system provides immediate access to historical equipment information by the use of remote terminals located in the corporate headquarters and in each of the Company's district offices and regional service centers. Data on length of placement, transfers, modifications, repairs, maintenance and inspections are included on the system. This information is kept for the life of the equipment and is used extensively for the establishment of preventative maintenance and safety testing programs and the improvement of equipment performance. Information as to a customer's rental equipment is also provided to the customer through the Company's Rental Equipment Documentation System (REDS) Program in order to help that customer meet its equipment documentation needs under applicable standards and regulations. In addition, this system is used to track the utilization levels of each piece of equipment. By keeping extensive utilization records, the Company endeavors to maximize the utilization of all equipment in its inventory.

Maintenance

     The Company maintains control over the functional testing and safety of all equipment through its technical staff. Prior to placing equipment with a customer, the Company applies testing standards designed to ensure the safety of all such equipment. The Company conducts regular inspections of the equipment either at one of the Company's district offices or regional service centers, or on-site at the hospital. The Company provides all necessary repairs and maintenance of its equipment. In order to assist hospitals and other health care providers in meeting their equipment documentation needs for purposes of applicable standards or regulations, the Company maintains a complete record of all inspections, maintenance and repairs on its REDS Program. See "Inventory Tracking System" above and "Regulation of Medical Equipment" below.

     The Company's equipment is generally covered by manufacturers' warranties, which typically warrant repairs for a period of three to twelve months from the date of purchase. Because the Company employs manufacturer-trained personnel for the technical support of its equipment, a significant portion of repair and maintenance of the Company's equipment is conducted by the Company's employees.

Maximization of Useful Life and Disposal of Equipment

     The Company seeks to maximize the useful life of its equipment by renting its older equipment inventory at lower rental rates or bundling such older equipment with newer equipment in rental programs with price incentives to the customer. When pieces of the Company's medical equipment inventory are no longer required or desired, such pieces may be sold.

Marketing

     The Company markets its Pay-Per-Use equipment management programs primarily through its direct sales force, which consisted of 94 promotional sales representatives as of December 31, 1996. In its marketing efforts to hospitals, the Company primarily targets key decision makers, such as materials managers, department heads and directors of purchasing, nursing and central supply, as well as administrators, chief executive officers and chief financial officers. In its marketing efforts to other health care providers, the Company also targets key operational and administrative decision makers. The Company also promotes its programs and services to hospital and health care provider groups and associations. The Company develops and provides its direct sales force with a variety of materials designed to support its promotional efforts. The Company also uses direct mail advertising to supplement this activity, as well as specifically targeted trade journal advertising.

     From time to time, the Company has developed specific marketing programs intended to address current market demands. The most significant of such programs includes the Company's "New Realities" program, which demonstrates the economic justification for Pay-Per-Use Rentals, the AMP Program, which presents hospitals with a total management approach to equipment needs, the REDS Program which responds to the equipment documentation and tracking needs of health care providers as a result of standards set by the Joint Commission on Accreditation of Healthcare Organizations (JCAHO) and the Safe Medical Devices Act of 1990, and the Operator Error Identification System, which responds to JCAHO requirements regarding equipment operator training. See "Regulation of Medical Equipment" below.

The Company's District Offices

     The Company currently operates through 46 district offices, serving customers in 50 states and the District of Columbia. District offices are typically staffed by a district manager, one or more promotional sales representatives, an administrative assistant and delivery and service personnel to support customers' needs and district operations. District offices are responsible for marketing, billing and collection efforts, equipment delivery, inservice training, and equipment inspection, maintenance and repair work. Complementing the district offices are eight regional service centers, which provide more sophisticated maintenance and repair on equipment. The following table shows each district office location and its opening date:

                            Year                          Year
Office                     Opened          Office        Opened
-----------------------  -----------  -----------------  ------

   Minneapolis, MN              1941  San Francisco, CA    1989
   Omaha, NE                    1972  Seattle, WA          1989
   Bismarck, ND                 1973  New Orleans, LA      1990
   Fargo, ND                    1974  Charlotte, NC        1990
   Marquette, MI                1975  Detroit, MI          1990
   Madison, WI                  1975  Anaheim, CA          1990
   Duluth, MN                   1978  Phoenix, AZ          1990
   Kansas City, MO              1978  Pittsburgh, PA       1990
   Sioux Falls, SD              1978  Cincinnati, OH       1992
   Milwaukee, WI                1980  Pasadena, CA         1992
   Dallas, TX                   1981  Memphis, TN          1992
   San Antonio, TX              1982  Houston, TX          1993
   Atlanta, GA                  1983  Wichita, KS          1993
   St. Louis, MO                1983  Rochester, NY        1993
   Tampa, FL                    1984  New York, NY         1994
   Cleveland, OH                1985  San Diego, CA        1994
   Iowa City, IA                1985  Richmond, VA         1994
   Chicago, IL                  1986  Denver, CO           1995
   Boston, MA                   1986  Indianapolis, IN     1995
   Philadelphia, PA             1986  Jacksonville, FL     1995
   Ft. Lauderdale, FL           1987  Sacramento, CA       1995
   Baltimore, MD/                     Portland, OR         1996
     Washington, D.C.           1988  Knoxville, TN        1996
                                      Raleigh, NC          1996


Regulation of Medical Equipment

     The Company's customers are subject to documentation and safety reporting standards with respect to the medical equipment they use, as established by the following organizations and laws: the Joint Commission on Accreditation of Healthcare Organizations; the Association for Advancement of Medical Instrumentation; and the Safe Medical Devices Act of 1990 ("SMDA"). Some states and municipalities also have similar regulations. The Company's REDS and OEIS programs are specifically designed to help customers meet their documentation and reporting needs under such standards and laws. The Company also monitors changes in law and accommodates the needs of customers by providing specific product information and manufacturers' addresses and contacts to these customers upon their request. Manufacturers of the Company's medical equipment are subject to regulation by agencies and organizations such as the Food and Drug Administration ("FDA"), Underwriters Laboratories, the National Fire Protection Association and the Canadian Standards Association. The Company believes that all medical equipment it rents conforms to these regulations.

   The SMDA expanded the FDA's authority to regulate medical devices. The SMDA requires manufacturers, distributors and end-users to report information which "reasonably suggests" the probability that a medical device caused or contributed to the death, serious injury or serious illness of a patient. The Company works with its customers to assist them in meeting their reporting obligations under the SMDA. Although the Company does not believe that it is subject to the SMDA or its reporting requirements, it is possible that the Company may be deemed to be a "distributor" of medical equipment under the SMDA and would then be subject to the reporting obligations and related liabilities thereunder.

   An additional equipment tracking regulation was added to the SMDA on August 29, 1993 which requires the Company to provide information to the manufacturer regarding the permanent disposal of medical rental equipment and notification of any change in ownership of certain categories of devices. The Company's medical tracking systems have been reviewed by the FDA and found to be in substantial compliance with these regulations.

   In July 1995, the FDA published a working draft of the Current Good Manufacturing Practices ("CGMP") final rules which may become available in 1997. Under these proposed final rules, the Company may have additional reporting requirements to the FDA and to original equipment manufacturers relative to the repair and servicing of the rental equipment it provides. The Company believes that the tracking systems it utilizes will be sufficient to allow it to conform to the additional regulations, if they are enacted.

Third Party Reimbursement

   The Company's business may be significantly affected by, and the success of its growth strategies depends on, the availability and nature of reimbursements to hospitals and other health care providers for their medical equipment costs under federal programs such as Medicare, and by other third party payors. Under its prospective payment system adopted in 1983 and later modified in 1991, the Health Care Financing Administration ("HCFA"), which determines Medicare reimbursement levels, reimburses hospitals for medical treatment at fixed rates according to diagnostic related groups ("DRG's") without regard to actual cost. Under this system of reimbursement, Medicare-related equipment costs are reimbursed in a single, fixed-rate, per-discharge reimbursement. This system, and subsequent modifications, is being phased in over a 10 year period. As a result of the prospective payment system, the manner in which hospitals incur equipment costs (whether through purchase, lease or rental) does not impact the extent of hospitals' reimbursement. Since the Medicare system, to an increasing extent, reimburses health care providers at fixed rates unrelated to actual equipment costs, hospitals have an incentive to manage their capital costs more efficiently and effectively. The Company believes that hospitals will continue to benefit from cost-containment and cost-efficiency measures, such as converting existing fixed equipment costs to variable costs through Pay-Per-Use rental and improving efficiency through AMP Programs.

   Hospitals and other health care providers are also facing increased cost containment pressures from public and private insurers and other managed care providers, such as health maintenance organizations ("HMO's"), preferred provider organizations ("PPO's") and managed fee-for-service plans, as these organizations attempt to reduce the cost and utilization of health care services. The Company believes that these payors have followed or will follow the federal government in limiting reimbursement for medical equipment costs through preferred provider contracts, discounted fee arrangements and "capitated" (fixed patient care reimbursement) managed care arrangements. In addition to promoting managed care plans, employers are increasingly self funding their benefit programs and shifting costs to employees through increased deductibles, copayments and employee contributions. The Company believes that these cost reduction efforts will place additional pressures on health care providers' operating margins and will encourage efficient equipment management practices, such as Pay-Per-Use rental.

   Various legislative proposals currently before Congress provide, among other things, for a reduction in the growth in Medicare and Medicaid spending over the next several years. If enacted, these proposals may result in reduced payments to hospitals, physicians and home health care providers (including reimbursement payments for capital equipment), increased utilization of managed care and increased Medicare premiums. The Company believes that pending and future health care initiatives will continue movement toward health care related consolidations, acceleration of managed care and the formation of integrated delivery systems. The Company is unable to predict what, if any, additional government regulations, legislation or initiatives or changes by other third party payors affecting reimbursement or other matters which influence decisions to obtain or utilize medical equipment may be enacted or effected and what impact such regulations, legislation, initiatives or changes may have on the Company's results of operations.

Liability and Insurance

   Although the Company does not manufacture any medical equipment, the Company's business entails the risk of claims related to the rental and sale of medical equipment. In addition, the Company's servicing and repair activity with respect to its rental equipment and its instruction of hospital employees with respect to the equipment's use are additional sources of potential claims. The Company has had no recent experience with any significant claims; however, any such claims, if made, could have an adverse impact on the Company. The Company maintains general liability coverage, including product liability insurance and excess liability coverage. Both policies are subject to annual renewal. The Company believes that its current insurance coverage is adequate. There is no assurance, however, that claims exceeding such coverage will not be made or that the Company will be able to continue to obtain liability insurance at acceptable levels of cost and coverage.

Competition

   The Company believes that the strongest competition to its programs is the purchase alternative for obtaining movable medical equipment. Currently, many hospitals and health care providers view rental primarily as a means of meeting short-term or peak supplemental needs, rather than as a long-term alternative to purchase. Although the Company believes that it can demonstrate the cost-effectiveness of renting medical equipment on a long-term Pay-Per-Use basis, the Company believes that many hospitals and health care providers will continue to purchase a substantial portion of their movable medical equipment.

   The Company has one principal competitor in the medical equipment rental business: Mediq/PRN, a subsidiary of MEDIQ Incorporated, based in Pennsauken, New Jersey. Other competition consists of smaller regional companies and medical equipment dealers who rent equipment to augment their medical equipment sales. The Company believes that it can effectively compete with any of these entities in the geographic regions in which both the Company and these entities operate.

Service Marks and Trade Names

   The Company uses the "UHS" and "Universal Hospital Services" names as trade names and as service marks in connection with the Company's rental of medical equipment. The Company has registered these and other marks as service marks with the United States Patent and Trademark Office.

Employees

   As of December 31, 1996, UHS had 384 employees, including 355 full-time and 29 part-time employees. Of such employees, 94 are promotional sales representatives, 27 are technical support personnel, 74 are employed in the areas of corporate and marketing and 189 are UHS district office support personnel.

   None of the Company's employees is covered by a collective bargaining agreement, and the Company has experienced no work stoppages to date.

                              ITEM 2.  PROPERTIES
                              -------------------


     The Company owns its Minneapolis, Minnesota district office facility, consisting of approximately 26,000 square feet of office, warehouse, processing and repair shop space and leases its other district offices, averaging 3,500 square feet, and regional service centers. The Company leases its executive offices, approximately 22,000 square feet, in Bloomington, Minnesota.



                           ITEM 3.  LEGAL PROCEEDINGS
                           --------------------------



None.



                   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                    -----------------------------------------
                              OF SECURITY HOLDERS
                              -------------------



None.

                                    PART II
                                    -------

              ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
              --------------------------------------------------
                          RELATED STOCKHOLDER MATTERS
                          ---------------------------


   As of March 3, 1997 the Company had approximately 1,435 shareholders.

   The Company's Common Stock is traded on the Nasdaq Stock Market under the symbol UHOS. The following table sets forth, for the periods indicated, the range of the high and low prices on the Nasdaq Stock Market.



1995                       High     Low
----                      ------  -------

First Quarter              8 1/8   6 1/4
Second Quarter             9 1/8   7 3/4
Third Quarter             10 7/8   7 3/4
Fourth Quarter            10 1/4   8 7/8


1996                       High     Low
----                      ------  -------

First Quarter             10 1/2   9
Second Quarter             9 1/2   7 3/4
Third Quarter              9       5 47/64
Fourth Quarter            11 1/8   6 1/4

1997                       High     Low
----                      ------  -------

First Quarter (through
   February 28, 1997)     17 1/8   10 3/4


Dividend Policy

   The Company has never declared or paid a cash dividend on any class of its Common Stock. The Company currently intends to retain earnings for use in the operation and expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future. The Company's loan agreements contain certain restrictions on the Company's ability to pay cash dividends on its Common Stock.

                       ITEM 6.  SELECTED FINANCIAL DATA
                       --------------------------------

   The selected financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for and as of each of the years in the five-year period ended December 31, 1996 are derived from the audited financial statements of the Company. The selected financial data presented below are qualified in their entirety by, and should be read in conjunction with, the financial statements and notes thereto and other financial and statistical information included elsewhere in this Form 10-K, including the information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected financial data under the caption "Operating Data" and "Selected Quarterly Financial Information" has not been audited.


                                                          Years ended December 31,
                                       -----------------------------------------------------------
                                          1996        1995        1994        1993        1992
                                       ----------  ----------  ----------  ----------  -----------
                                                  (in thousands, except per share data)
Statement of Operations Data:
Revenues:
 Equipment rentals...................  $   50,743  $   45,870  $   38,980  $   36,162  $   36,813
 Sales of supplies and
  equipment..........................       5,555       6,585       7,826       9,543      11,291
 Other...............................         642         581         483         450         410
                                       ----------  ----------  ----------  ----------  ----------
  Total revenues.....................      56,940      53,036      47,289      46,155      48,514

Costs and expenses:
 Cost of equipment rentals...........      13,332      11,841      10,018       9,052       8,064
 Rental equipment
  depreciation.......................      12,603      10,800       9,527       8,699       8,381
 Cost of supplies and
  equipment sales....................       4,422       5,352       6,419       7,872       9,508
 Disposal of DPAP
  inventories........................       2,213         ---         ---         ---         ---
 Selling, general and
  administrative.....................      20,001      18,560      16,561      15,769      14,730
 Interest............................       2,518       1,784       1,268       1,071       2,147
                                       ----------  ----------  ----------  ----------  ----------

  Total costs and expenses...........      55,089      48,337      43,793      42,463      42,830
                                       ----------  ----------  ----------  ----------  ----------
Income before income taxes and
   extraordinary loss................       1,851       4,699       3,496       3,692       5,684
Income taxes.........................         919       1,949       1,499       1,522       2,352
                                       ----------  ----------  ----------  ----------  ----------
Income before
 extraordinary loss..................         932       2,750       1,997       2,170       3,332
Extraordinary loss, net of
 taxes (1)...........................         ---         ---         ---         ---         154
Net income...........................         932       2,750       1,997       2,170       3,178
Redeemable preferred stock
 dividends...........................         ---         ---         ---         ---         101
Accretion of redemption premium on
 redeemable preferred stock..........         ---         ---         ---         ---          92
                                       ----------  ----------  ----------  ----------  ----------
Net income available to
 common shareholders.................  $      932  $    2,750  $    1,997  $    2,170  $    2,985
                                       ==========  ==========  ==========  ==========  ==========
Earnings per common share
 before extraordinary loss (2).......  $      .17   $     .50  $      .37  $      .40  $      .70
Extraordinary loss per
 common share, net of taxes..........                                                        (.03)
Earnings per common share (2)........  $      .17   $     .50  $     $.37  $      .40  $      .67
Weighted average common
 shares outstanding..................       5,495       5,502       5,449       5,393       4,481


                                                             (footnotes on following page)

                                                  As of December 31,
                                   -------------------------------------------
                                    1996     1995     1994     1993     1992
                                   -------  -------  -------  -------  -------
                                      (in thousands except operating data)
Balance Sheet Data:
Working capital..................  $ 6,812  $ 2,258  $ 3,954  $ 4,493  $ 5,151
Total assets.....................   79,707   66,849   53,184   46,152   44,675
Total long-term debt (excluding
    current maturities)..........   35,193   20,788   15,735   12,950   14,707
Common shareholders' equity (3)..  $29,128  $28,712  $26,035  $23,883  $21,504

Operating Data: (Unaudited)
Offices (at end of period).......       46       43       39       36       33
Customers (at end of period).....    3,152    2,775    2,561    2,224    2,098


(1) As a result of refinancing and early retirement of debt, the Company wrote off $153,760 (net of tax benefit of $108,000) of debt placement costs during 1992.

(2) Earnings per share of common stock is calculated by dividing net income, less redeemable preferred stock dividends and the increase in the redeemable preferred stock redemption premium, by the weighted average of common and common equivalent shares outstanding during the year. Common equivalent shares include the dilutive effect of stock options. The increases in the redeemable preferred stock redemption premium and the amount of redeemable preferred stock dividends were $193,094 for the year ended December 31, 1992. The redeemable preferred stock was retired during 1992.

(3)  No common stock cash dividends have been declared or paid by the Company.

                   Selected Quarterly Financial Information
               (dollars in thousands, except earnings per share)
                                  (Unaudited)



                            Fiscal Year Ended 1996

                               March 31    June 30   September 30   December 31
                               --------    -------   ------------   -----------
Net revenues                   $14,392     $13,634     $13,749        $15,166
Gross profit (1)               $ 7,020     $ 5,256     $ 6,340        $ 5,755
Gross margin (1)                 48.78%      38.55%      46.11%         37.95%
Earnings loss per share (1)    $  0.17     $ (0.01)    $  0.10        $ (0.09)
Net income loss (1)            $   922     $   (38)    $   540        $  (492)

                                 Fiscal Year Ended 1995


                               March 31   June 30   September 30   December 31
                               ---------  --------  -------------  ------------
Net revenues                   $13,166     $13,150     $13,130        $13,590
Gross profit                   $ 6,482     $ 6,228     $ 6,041        $ 6,292
Gross margin                     49.23%      47.36%      46.01%         46.30%
Earnings per share             $  0.16     $  0.11     $  0.11        $  0.12
Net income                     $   859     $   623     $   594        $   674


(1) Includes expense related to the write-down of DPAP inventories of $1,030,500 in the second quarter and a charge of $1,182,545 in the fourth quarter to write-off the remaining carrying value of DPAP inventory and associated supplies and demo units.

               ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               -------------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

The following should be read in conjunction with the accompanying financial statements and notes.

Results of Operations
---------------------

The following table provides information on the percentages certain items of selected financial data bear to total revenues and also indicates the percentage increase or decrease of this information over the prior comparable period:

                                          Percentage of Total Revenues     Percentage Increase (Decrease)
                                         -------------------------------  --------------------------------
                                             Years Ended December 31
                                         -------------------------------     Year 1996        Year 1995
                                           1996       1995       1994        Over 1995        Over 1994
                                         ---------  ---------  ---------  ---------------  ---------------

Revenues:
 Equipment rentals                          89.11%     86.49%     82.43%           10.62%           17.68%
 Sales of supplies and equipment             9.76      12.42      16.55           (15.64)          (15.86)
 Other                                       1.13       1.09       1.02            10.68            20.29
                                           ------     ------     ------
   Total revenues                          100.00     100.00     100.00             7.36            12.15

Rental and sales costs:
 Cost of equipment rentals                  23.41      22.33      21.18            12.59            18.20
 Rental equipment depreciation              22.13      20.36      20.15            16.70            13.36
 Cost of supplies and equipment sales        7.77      10.09      13.58           (17.37)          (16.62)
 Disposal of DPAP inventories                3.89                                   N/A              N/A
                                           ------     ------     ------
Gross margin                                42.80      47.22      45.09            (2.68)           17.43

Selling, general and administrative         35.13      35.00      35.02             7.77            12.07
Interest                                     4.42       3.36       2.68            41.15            40.69
                                           ------     ------     ------

Income before taxes                          3.25       8.86       7.39           (60.60)           34.41
                                           ------     ------     ------

Income taxes                                 1.61       3.67       3.17           (52.85)           30.02
                                           ------     ------     ------

Net income                                   1.64%      5.19%      4.22%          (66.10)%          37.71%
                                           ======     ======     ======

General

  The following discussion addresses the financial condition of the Company and its consolidated subsidiary, Biomedical Equipment Rental and Sales, Inc.
(BERS), as of December 31, 1996 and the results of operations and cash flows for the years ended December 31, 1996, 1995 and 1994. This discussion should be read in conjunction with the financial statements included elsewhere herein and the Management's Discussion and Analysis and Financial sections of the Company's previously filed Form 10-Q's.

  Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements in this filing looking forward in time involve risks and uncertainties, including, but not limited to, the effect of changing economic or business conditions, increased utilization of the Bazooka bed, the impact of competition and other risk factors described more fully below under the captions "Industry Assessment" and "Rental Equipment Build Up" and the "Business" section of this Form 10-K.

Revenues

  Equipment rental revenues increased $6,890,000 or 17.7% from 1994 to 1995 and $4,873,000 or 10.6% from 1995 to 1996. The acquisition of BERS, completed August 13, 1996, contributed $1,770,000 to the 1996 rental revenue increase. The remaining $3,103,000 growth in rental revenues reflects an increase of 6.8%. This rental revenue increase resulted from continued growth at acute care hospitals and at established offices with substantially higher growth rates associated with rental revenues from alternate care customers and at newer offices. The Company expects rental revenue generated from alternate care to continue to increase reflecting the continuing trend in health care toward treating the patient in the most cost effective environment.

  Effective February 1, 1997, the Company entered into a two year agreement with Premier, Inc. (Premier), the nation's largest health care alliance enterprise, for medical equipment rentals and services. This agreement is expected to produce significant savings for Premier's 1,750 hospitals and health system owners and affiliates, as it offers Premier's members special rates, discounts and incentives on equipment rentals. The Premier agreement and some longer term commitments the Company has entered into with some of its larger customers have required some price concessions.

  Sales of supplies and equipment, together with the related costs of these items, represent primarily disposable medical supplies used in connection with the Company's rental equipment. The Company believes that supplying these products is important to its full service business even though the commodity-like nature of these products results in substantially lower gross margins than its rental equipment business. During the past 2 years, sales of supplies and equipment have declined by $1,241,000 from 1994 to 1995 and by $1,030,000 from 1995 to 1996. These decreases primarily reflected a continuing trend by a major vendor of disposables to market its products directly to some of the Company's larger customers. Also, in 1996, sales of the DPAP device continued to decline and, as a result, the Company made a decision to abandon the sleep apnea market. Sales of DPAP devices were $750,000 in 1995 and $424,000 in 1996. (See "Disposal of DPAP Inventories" below). The acquisition of BERS contributed $295,000 to total sales revenue in 1996.

  Other revenues, primarily representing net gains on sales of used rental equipment, remain insignificant throughout the three year period. The Company expects that such revenues will continue to be a small portion of total revenues.

Rental Costs

  Cost of equipment rentals represents the direct costs of operating the Company's district offices including occupancy, fleet operations, equipment repairs and technical service costs. These costs as a percentage of rental revenues increased from 25.7% in 1994 to 25.8% in 1995 and 26.3% in 1996. Without BERS, the percentage for 1996 was 26.6%. Direct rental expenses reflected planned expense increases, including expenses associated with several new Asset Management Partnership Programs signed in 1994, 1995 and 1996 and with the opening of nine new offices from 1994 through 1996 in addition to the acquisition of BERS.

  Rental equipment depreciation as a percentage of rental revenues decreased from 24.4% in 1994 to 23.5% in 1995. This decrease was the result of increased rental revenues generated in 1995. Rental equipment depreciation as a percentage of rental revenues increased to 24.8% in 1996, reflecting a full year's depreciation on 1995 equipment acquisitions which was not matched by growth in rental revenues and due to depreciation expense on surplus Bazooka beds (See "Rental Equipment Build Up" below). Equipment purchases increased from $15.7 million in 1994 to $21.2 million in 1995 but decreased to $12.7 million (excluding the $4.2 million of equipment acquired in the BERS transaction) in 1996. Rental equipment purchases primarily reflect customer driven demand for new rental products.

Gross Profit

  Gross margin on rentals represents equipment rental revenues reduced by the cost of equipment rentals and rental equipment depreciation. Gross margin on rentals increased from 49.9% in 1994 to 50.6% in 1995 and decreased to 48.9% in 1996. The increase from 1994 to 1995 was due to rental revenues increasing at a faster rate than rental equipment depreciation. The decrease from 1995 to 1996 was the result of increases in the cost of equipment rentals and rental equipment depreciation expenses discussed above.

  Sales gross margin as a percentage of sales of supplies and equipment improved from 18.0% in 1994 to 18.7% and 20.4% in 1995 and 1996, respectively. Without BERS, the percentage for 1996 was 19.1%. This increased sales gross margin was due to a vendor selling lower margined products directly to hospitals, which resulted in a higher margin percentage on a lower volume of total sales and, in 1995, due to the impact of higher margin DPAP sales. In addition, sales gross margins were further decreased by the disposal of DPAP inventories. (See "Disposal of DPAP Inventories" below.)

Selling, General and Administrative Expenses

  Selling, general and administrative expenses increased $1,999,000 from 1994 to 1995 and $1,442,000 from 1995 to 1996. The increase from 1994 to 1995 primarily reflected performance based incentive and profit sharing accruals, planned personnel related expenses to support the Company's continuing geographic expansion, and expenses associated with planned growth in the alternate care market, including a $175,000 increase in bad debt expense to reserve for the risks associated with increased business with alternate care customers. The lower increase between 1995 and 1996 reflects a decrease in performance based incentive and profit sharing expenses. The 1996 increase includes approximately $800,000 related to BERS selling, general and administrative expenses and BERS related goodwill amortization and approximately $300,000 related to professional fees and Directors' compensation incurred in connection with the Board of Directors' review of strategic alternatives for enhancing shareholder value.

  As a result of the slower than anticipated rental revenue growth and lower margins discussed above, the Company instituted expense control initiatives discussed below.

Deferral of New Office Openings

  In August 1996, the Company announced the deferral of the opening of the previously announced offices to be located in Oklahoma City, OK and Nashville, TN.

Expense Control Initiatives

  The Company has implemented several expense control initiatives to reduce or defer costs. In August 1996, the Company announced executive salary cuts and a moratorium on new hires. In October, the Company announced the elimination of 10 corporate positions by functional consolidation and cutting nonessential activities and changed the Company's employee medical benefit program from a total company-paid plan to a shared-cost program, effective January 1, 1997. The Company expects the cost reduction in 1997 to be approximately $1 million for the full year, beginning in the first quarter of 1997. No material costs relating to these expense control initiatives were incurred in 1996, other than approximately $100,000 in costs relating to a work force reduction and the closing of one warehouse facility. However, there can be no assurance that these programs will result in decreased total expenses or that their implementation will materially improve margins.

Disposal of DPAP Inventories

  The Company experienced declining sales of DPAP devices during 1996. Because market acceptance of the DPAP devices did not meet expectations, the Company's ongoing quarterly assessment resulted in a write-down of $1,030,500 in the second quarter and a charge of $1,182,545 in the fourth quarter of 1996 to write-off the remaining carrying value of DPAP inventory and associated supplies and demo units. The DPAP devices were disposed of in early 1997.

Interest Expense

  Interest expense increased by $516,000 from 1994 to 1995 and by $734,000 from 1995 to 1996, primarily reflecting, in 1996, interest of approximately $410,000 on the BERS acquisition debt and incremental borrowings associated with capital equipment additions. The 1995 increase resulted from incremental borrowings associated with a higher level of customer driven capital spending for additions to the Company's rental equipment pool and increased short term interest rates, which affected the Company's revolving credit facility. Average borrowings, which increased from $16.3 million in 1994 to $21.4 million in 1995 and $30.5 million in 1996, were also affected by the carrying cost of surplus Bazooka inventories and the DPAP inventory.

Income Taxes

  The Company's effective tax rate decreased from 42.9% in 1994 to 41.5% in 1995 and increased to 49.6% in 1996. The increase in the effective rate in 1996 was primarily due to the effect of non-deductible expenses on the Company's lower taxable income.

Net Income

  Net income increased $753,000 from 1994 to 1995, primarily as a result of the continued trend of quarterly increases in rental revenue, which began in mid 1994. Net income decreased $1,818,000 from 1995 to 1996, primarily as a result of the disposals of DPAP inventories.

Quarterly Financial Information; Seasonality

  Quarterly operating results are typically affected by seasonal factors. Historically, the Company's first and fourth quarters are the most profitable, reflecting increased hospital utilization during the fall and winter months.

Capital Resources and Liquidity

  As an asset intensive service business, the Company requires continued access to capital to support the acquisition of equipment for rental to its customers. The Company expects that rental equipment purchases, including purchases with respect to anticipated new district office openings, will approximate $19.0 million in 1997.

  The Company has financed its equipment purchases primarily through internally generated funds and unsecured borrowings. As of December 31, 1996, these unsecured borrowings were comprised of term loans and a $20 million revolving credit facility available through June 30, 1999. As of December 31, 1996, approximately $8.7 million of the revolving credit facility was unused. Net cash flows from operating activities were $14.7 million, $13.1 million and $11.5 million for the years ended December 31, 1996, 1995 and 1994, respectively.

  The Company believes that net cash flow from operating activities and use of its existing credit facility will be sufficient to fund working capital and capital expenditure needs for the foreseeable future. Assuming debt financing continues to be available at reasonable rates, the Company anticipates maintaining a ratio of long-term debt to total capitalization in the range of 40% to 60%. Such ratio was 56.1% as of December 31, 1996.

  The Company does not maintain cash balances at its principal bank under a Company policy whereby the net of collected balances and cleared checks is, at the Company's option, applied to or drawn from the credit facility on a daily basis. At December 31, 1996, BERS held $197,000 of cash in an account which will be closed in 1997.

Completed Acquisition

  On August 13, 1996, the Company completed its acquisition of Biomedical Equipment Rental and Sales, Inc. (BERS) pursuant to a stock purchase agreement among the Company and the shareholders of BERS. As a result of the acquisition, the Company acquired all of the outstanding capital stock of BERS, and BERS became a wholly owned subsidiary of the Company. In connection with the acquisition, the Company paid approximately $10,700,000 to the shareholders of BERS and repaid approximately $1,650,000 of outstanding indebtedness of BERS. BERS results are included in the financial statements only from the date of acquisition.

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

Pending Sale of the Company

  On February 10, 1997, the Company and MEDIQ Incorporated entered into a definitive agreement for MEDIQ to acquire UHS for $17.50 per UHS share. Including the assumption of the Company's debt, the total purchase price is approximately $138,000,000. The transaction is structured as a cash merger that is expected to close in late March or early April, 1997 and is subject to approval by a majority of UHS's shareholders and Hart-Scott-Rodino clearance.

Rental Equipment Build Up

  The Company acquired its equipment pool of Bazooka portable specialty beds under an exclusive agreement which was terminated in March 1996. The Company does not expect to acquire any additional Bazooka beds. Utilization of Bazooka beds in the Company's pool is currently below the desired level, resulting in a temporary product imbalance (approximately $2,816,000 of excess equipment at December 31, 1996 versus approximately $2,471,000 at December 31, 1995). The Company has performed an impairment analysis based upon projected income and cash flows in accordance with current accounting literature and has determined that these assets are currently fully recoverable. The Company believes this supply/demand imbalance will be reduced. However, in the event that anticipated growth in customer demand for this product does not occur, the Company's margin on the products could be adversely affected.


             ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
             ----------------------------------------------------


The report of Independent Accountants, Financial Statements and Schedules are set forth on pages 44 to 63 of this report.



   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
   ------------------------------------------------------------------------
                             FINANCIAL DISCLOSURE
                             --------------------



None.

                                   PART III.
                                   ---------

         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         ------------------------------------------------------------

Directors of the Registrant

     Certain biographical information furnished by the Company's directors and the directors' respective terms of office are presented below.

     Michael W. Bohman (age 47) has been a director of the Company since 1987. He joined the Company in 1972 and has held various positions with the Company, including Product Coordinator and District and Divisional Manager. Since 1987, Mr. Bohman has been the Company's Vice President of Customer Service and Sales. Mr. Bohman's term as a director expires in 1997.

     Terrance D. McGrath (age 71) has been a director of the Company since 1987. Mr. McGrath retired as co-president of UHS in 1985. Mr. McGrath's term as a director expires in 1997.

     Thomas A. Minner (age 57) has been a director of the Company since 1987. He joined the Company in 1969 as Director of Finance and has been President since 1985 and Chief Executive Officer and Chairman of the Board of Directors since 1987. Mr. Minner's term as a director expires in 1998.

     Paul W. Larsen (age 46) has been a director of the Company since 1987. He joined the Company in 1975 as a Biomedical Engineer and has held various positions with the Company, including Administrative Services Manager and Corporate Planning Director. Since 1987, Mr. Larsen has been the Vice President of Administrative Services, Secretary and Treasurer of the Company. Mr. Larsen's term as a director expires in 1998.

     Karen M. Bohn (age 43) has been a director of the Company since December 1994. Since June 1995 and from January 1988 to May 1994, Ms. Bohn has served as the Chief Administrative Officer of Piper Jaffray Companies Inc. ("PJCI"). From May 1994 to June 1995, Ms. Bohn served as the interim President and Chief Executive Officer of Piper Trust Company ("Piper Trust"), a full service trust company. PJCI, through its subsidiaries (including Piper Trust and Piper Jaffray, Inc.), engages in various aspects of the financial services industry. Ms. Bohn's term as a director expires in 1999.

     Samuel B. Humphries (age 54) has been a director of the Company since 1991. Since 1991, Mr. Humphries has been President, Chief Executive Officer and a director of Optical Sensors, Inc., a startup company developing non-invasive blood gas sensors. Prior to 1991, Mr. Humphries was President and Chief Executive Officer of American Medical Systems, a division of Pfizer Inc. that produces medical implants. Mr. Humphries' term as a director expires in 1999.

Executive Officers of the Registrant

     Certain biographical information furnished by the Company's executive officers is present below.


      Name             Age Position
      ----            ---  --------

Thomas A. Minner       57  President, Chief Executive Officer and Chairman of the Board

Michael W. Bohman      47  Vice President of Customer Service and Sales

Paul W. Larsen         46  Vice President of Administrative Services, Secretary and Treasurer

David E. Dovenberg     52  Vice President of Finance and Chief Financial Officer

Duane R. Wenell        49  Vice President of Marketing

     Information concerning the background of Messrs. Minner, Bohman and Larsen is contained herein under the caption "Directors of the Registrant."

     Mr. Dovenberg joined the Company in 1988 as Vice President of Finance and Chief Financial Officer. Prior to joining the Company, Mr. Dovenberg had been with The Prudential Insurance Company of America since 1969. From 1979 to 1988, Mr. Dovenberg was a Regional Vice President in the area of corporate investments in private placements for Prudential Capital Corporation. Mr. Dovenberg has been a member of the Board of Directors of Lund International Holdings, Inc. since June 1994.

     Mr. Wenell joined the Company in 1972 and has held various positions with the Company, including Biomedical Instrumentation Representative and Marketing Manager. Since 1987, Mr. Wenell has been Vice President of Marketing and Special Services.

     The Company's executive officers are appointed by the Board of Directors and serve until their successors are elected or appointed.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater-than ten percent shareholders are also required by SEC regulation to furnish the Company with copies of all
Section 16(a) forms they file.

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1996 all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were satisfied.

                        ITEM 11.  EXECUTIVE COMPENSATION
                        --------------------------------

Report of Compensation Committee on Executive Compensation

     Under rules established by the Securities and Exchange Commission, the Company is required to provide certain data and information in regard to the compensation and benefits provided to the Company's Chief Executive Officer and its other executive officers. The disclosure requirements for these individuals (the "executive officers") include the use of tables and a report explaining the rationale and considerations that led to fundamental executive compensation decisions affecting those individuals. In fulfillment of the report requirement, the Compensation Committee of the Board of Directors (the "Committee"), at the direction of the Board of Directors, has prepared the following report for inclusion in this Form 10-K.

     Overview

     The Committee is responsible for establishing and making certain recommendations to the Board of Directors concerning executive compensation, including annual base salaries, bonuses, stock options, long-term incentives and other benefits. The Committee is composed entirely of independent outside directors of the Company. The Committee annually reviews and evaluates the Company's corporate performance, compensation levels and equity ownership of its executive officers.

     The Company's executive compensation policies and programs have been developed and refined over the past several years. In late 1993, the Committee and the full Board extensively reviewed the Company's existing executive compensation and approved additional compensation programs and plans for the Company's executive officers commencing January 1994. The Committee, with the aid of an independent consulting firm, sought to bring the Company's executive compensation in line with comparable companies and to have an appropriate portion of executive compensation tied to the long-term performance of the Company. Overall, the outcome of the Committee's review was to establish new performance-based incentive compensation and to tie a greater proportion of total compensation to Company performance.

     The executive compensation philosophy of the Company is intended to (1) compensate executive officers in a manner that reinforces the executive officer's commitment to long-term service with the Company and provides compensation comparable to other similarly situated companies, thus allowing the Company to retain talented executives who are critical to the Company's long-term success; and (2) support a pay for performance policy that motivates executive officers to achieve overall corporate goals and awards individual executive officers with compensation based on short- and long-term individual and corporate performance. In particular, the Company's executive compensation program provides for a portion of executive compensation to be fixed, maintains relative equity among executives, offers modest annual cash incentives based on Company performance and certain subjective factors and offers significant cash and equity incentives tied to the Company's long-term performance.

     Executive Compensation Program

     The components of the Company's executive compensation program which are subject to the discretion of the Committee on an individual basis include cash- and equity-based compensation. Specifically, these components consist of (1) base salaries, (2) annual performance-based cash incentives (bonuses), (3) stock options and (4) long-term performance-based cash incentives. The ultimate composition of executive compensation reflects the Company's goals of attracting and retaining highly qualified personnel and supporting a performance-oriented environment that rewards both corporate and personal performance over the long term. Most of the executive officers have been with the Company in excess of ten years, and, together, the executive officers hold a significant portion of the Common Stock. These factors have caused the Committee to focus more on the need to retain its current executive officers, rather than attracting new executives, and to foster continuing loyalty to the Company within the executive officer group.

     Base Salary. Annual base salaries are established as a result of the Committee's analysis of each executive officer's individual performance during the prior year, the overall performance of the Company during the prior year and historical compensation levels within the executive officer group. Generally, the Committee seeks to set base salaries at a level which is above the average for companies of comparable revenues and growth history. At the beginning of 1996, base salaries for the year were set to reflect modest merit increases (4.3%) from the prior year. Subsequently, the executive officers voluntarily agreed to a salary reduction effective August 1, 1996. Mr. Minner, as President, agreed to a 15% reduction in salary and the Vice Presidents agreed to a 10% reduction in salary.

     Bonuses. Beginning in fiscal 1994, the Company's executive officers were eligible for annual cash bonuses under the Company's Annual Incentive Plan (the "AIP"). The AIP provides the opportunity for executives to earn annual cash bonuses based on the achievement of predetermined financial objectives. Targeted bonus amounts are 30% of annual base salary for the Chief Executive Officer and 20% of annual base salary for all other executive officers. All, none or a portion of these targeted bonus amounts may be paid, based upon the achievement of three equally-weighted performance goals and application of a formula which adjusts the targeted bonus amount relative to such achievement. Two of these performance goals are financial goals approved annually by the Committee and the Board of Directors and include a pre-tax income objective and a rental revenue objective. The third performance goal is subjective, permitting the Committee to acknowledge achievement of individual and Company goals that are nonfinancial in nature. If certain threshold levels of the specified financial objectives are not met, none of the applicable portion of the targeted bonus will be paid. In the event the Company fails to have positive net income for any year, no bonuses will be paid under the AIP for that year. In addition, to the extent performance goals are exceeded, targeted bonus amounts may be increased by up to 50%. Thus, under the AIP, the maximum annual bonus opportunity is 45% of annual base salary for the Chief Executive Officer and 30% of annual base salary for all other executive officers.

     In 1996, threshold levels of the specified financial objectives were not achieved, and accordingly no bonuses were awarded based on these two performance goals. Bonuses to the named executive officers under the AIP for 1996, as set forth in the "Summary Compensation Table" below, reflect the Committee's belief that the Company had achieved significant nonfinancial objectives, and such bonuses were equal to one-half of the targeted nonfinancial bonus amount.

     Stock Options. The Company's 1992 Long-Term Incentive and Stock Option Plan (the "Stock Option Plan") is designed to align a portion of executive and other senior employee compensation with the long-term interests of shareholders. The Stock Option Plan permits the granting of several different types of stock-based awards to a broad range of employees. To date, only stock options have been awarded. Generally, the Committee will not grant options to purchase more than 100,000 shares of Common Stock in the aggregate in any one year. The stock options give the holder the right to purchase shares of UHS Common Stock over a ten-year period at the fair market value per share as of the date the option is granted.

     Long-Term Cash Incentives. Beginning in fiscal 1994, each of the Company's executive officers received awards under the Company's Long-Term Incentive Plan (the "LTIP"). Under the LTIP, awards are made to the Company's executive officers on an annual basis. Each award represents a targeted cash amount that may be earned by the executive at the end of a three-year period in the event that specified, cumulative pre-tax income and rental revenue objectives approved by the Board of Directors and the Committee are achieved during such period. The pre-tax income objective and the rental revenue objective are weighted equally in determining whether all, none or a portion of the award will be paid, such that, if the targeted rental revenue objective is achieved over the three year period, but the targeted pre-tax income objective is not, the executive is entitled to be paid one-half of the applicable award amount. Payouts under the LTIP are targeted at 60% of annual base salary for the Chief Executive Officer and 30% of annual base salary for all other executive officers. LTIP award recipients may receive a portion of the targeted payout amount if certain threshold levels of each of the specified objectives are met. If these thresholds are not met, none of the applicable portion of the targeted payout will be made. In addition, to the extent performance goals are exceeded, targeted bonus amounts may be increased. In addition to annual grants in each of 1994, 1995 and 1996, executive officers received a one-time award upon adoption of the LTIP.

Compensation of Chief Executive Officer

     The Company's Chief Executive Officer is compensated generally in accordance with the criteria discussed above relating to the executive compensation program. Compensation for the Chief Executive Officer consists of the following components: (1) base salary, (2) an annual performance-based cash bonus, (3) stock options and (4) long-term performance-based cash incentives. Mr. Minner's base salary is established as a result of the Committee's analysis of the Chief Executive Officer's individual performance during the prior year, the overall performance of the Company during the prior year and historical compensation levels at the chief executive officer level.

     At the beginning of 1996, Mr. Minner's base salary for 1996 reflected a 4.3% merit increase over his 1995 base salary. Subsequently, Mr. Minner agreed to a 15% reduction in salary, effective August 1, 1996. Mr. Minner's 1996 bonus was determined in accordance with the AIP described above. Although the Committee considered many factors, the following indicia of personal performance were particularly important to the Company in determining the amount of Mr. Minner's salary and the discretionary portion of his bonus: (1) the continuing growth of the Company despite increased uncertainty in the health care industry, and (2) the ability of the Company to exceed or meet the level of performance of its competitors.

     Mr. Minner's long-term incentive compensation (stock option grants and LTIP awards) was consistent with the prior year and was intended to provide a significant and appropriate tie between overall compensation and the performance of the Company over the long term. Based on information gathered for the Committee by the independent consulting firm in late 1993, the Committee believes that such long-term incentives are comparable to those provided to chief executives by companies of similar revenue size and growth history.

     Section 162(m)

     The Company, with the approval of shareholders at the 1994 annual meeting, amended the Stock Option Plan in order to comply with the proposed guidelines under Section 162(m) of the Internal Revenue Code of 1986, as amended, relating to the deductibility of compensation paid to executive officers named in the "Summary Compensation Table." As a result of this amendment, the Committee believes that option grants will be considered "qualified performance-based compensation" not subject to the limitation imposed by such Section. The Committee does not believe that annual compensation to any of the named executive officers for purposes of Section 162(m) will exceed $1 million in fiscal 1997 or for the foreseeable future. The Committee will continue to monitor this matter and may propose additional changes to the executive compensation program if warranted.

KAREN M. BOHN and
SAMUEL B. HUMPHRIES,
The Members of the Compensation Committee

Director Compensation

     Members of the Board of Directors who are not employees of the Company receive payments of $14,400 per year and $1,000 per meeting attended for their services, and all directors are reimbursed for expenses actually incurred in attending meetings of the Board of Directors and its committees. In connection with their services on a Special Committee, established by the Board of Directors to carry out the process of exploring alternatives to enhance shareholder value ("Special Committee"), Mr. Humphries, Mr. McGrath and Ms. Bohn, the non-employee directors, received in 1996 through February 1997, $25,000, $15,000 and $15,000, respectively, plus $1000 for each of the nine Special Committee meetings attended. Directors employed by the Company receive no directors' fees.

     In addition, non-employee directors are eligible to participate in the Company's 1992 Directors' Stock Option Plan, as amended (the "Directors' Plan"). Eligible directors are automatically granted an option to purchase 4,000 shares of Common Stock (an "Initial Grant") on the date they first became a director, and such options are exercisable six months following the date of grant. On the date of each annual meeting of shareholders, each eligible director receives an additional option grant of 2,500 shares of Common Stock which first becomes exercisable six months after the date of grant. The exercise price of an option granted under the Directors' Plan is the fair market value (based on the Nasdaq Stock Market closing price) of the Common Stock on the date the option is granted. Options to purchase an aggregate of 37,000 shares have been automatically granted to Mr. Humphries, Mr. McGrath and Ms. Bohn.

Compensation Committee Interlocks and Insider Participation; Certain
Relationships

     Ms. Bohn, a director of UHS and member of the Compensation Committee in 1996, is a Managing Director of Piper Jaffray, Inc. ("Piper Jaffray"), and Chief Administrative Officer of Piper Jaffray Companies, Inc., the parent of Piper Jaffray. Piper Jaffray has provided from time to time financial advisory services for the Company. In November 1996, the Company engaged Piper Jaffray to assist in analyzing its strategic alternatives to enhance shareholder value. In February 1997, Piper Jaffray, pursuant to an engagement letter dated January 3, 1997, provided the Company with a financial opinion as to the fairness, from a financial point of view, to the shareholders of a proposed merger with and into MEDIQ Incorporated, a Delaware corporation. Ms. Bohn has not been and is not expected to be directly involved in the provision of any such services.

Summary Compensation Table

     The following table sets forth the cash and noncash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer and the four highest paid executive officers of the Company whose salary and bonus earned in 1996 exceeded $100,000.

                                                                  Long-Term
                                Annual Compensation             Compensation
                                -------------------             ------------
                                                           Awards
                                                            Stock     Payouts   All Other
Name and                                                   Options     LTIP      Compen-
Principal Position           Year   Salary    Bonus(1)   (Shares)(2)  Payouts   sation(3)
---------------------------  ----  --------  ----------  -----------  -------  ------------

Thomas A. Minner             1996  $268,248  $14,177      21,480      $72,548     $4,500
 Chairman, Chief             1995   271,476   69,353      22,400        --         4,500
 Executive Officer           1994   260,913   19,759      25,000        --         4,500
 and President

Michael W. Bohman            1996   186,712    6,462      10,740       25,512      4,500
 Vice President of           1995   185,621   31,614      11,200        --         4,500
 Customer Service            1994   178,403   14,953      12,500        --         4,500
 and Sales

Paul W. Larsen               1996   177,499    6,143      10,740       24,250      4,500
 Vice President of           1995   176,445   30,051      11,200        --         4,500
 Administrative Services,    1994   169,583   14,214      12,500        --         4,500
 Secretary and Treasurer

David E. Dovenberg           1996   170,279    5,904      10,740       23,306      4,500
 Vice President of           1995   169,574   28,881      11,200        --         4,500
 Finance and Chief           1994   162,979   13,660      12,500        --         4,500
 Financial Officer

Duane R. Wenell              1996   162,551    5,624      10,740       22,204      4,500
 Vice President of           1995   161,556   27,515      11,200        --         4,500
 Marketing                   1994   155,272   13,014      12,500        --         4,411

(1) The amounts shown in this column represent bonuses earned for the fiscal year indicated. Such bonuses are paid shortly after the end of such fiscal year.

(2) The stock options shown in this column were all granted pursuant to the Stock Option Plan. For a discussion of the material terms of option grants under the Stock Option Plan see footnote 1 to the table below entitled "Option Grants During the Year Ended December 31, 1996." Although the Stock Option Plan permits grants of certain performance awards, including restricted stock and freestanding stock appreciation rights, no grants of those incentives have been made.

(3) The amounts shown in this column represent contributions by the Company for the named executive officers to the UHS Employees' Thrift and Savings Plan for the fiscal year indicated.

Employment Contracts and Change in Control Arrangements

    None of the Company's executive officers currently has a written employment agreement.

    Effective January 1994, the Company adopted the Top Management Change-in-Control Severance Plan (the "Severance Plan"). The Severance Plan is designed to encourage continuity of management in the event of a change of control of the Company. Under the Severance Plan, each of the Company's executive officers is eligible to receive a severance payment up to three times his base salary in the event of a change of control of the Company and termination of such officer within three years of such change in control for reasons other than death, total disability or "just cause" and voluntary termination without "good reason" (all as defined in the Severance Plan). The Severance Plan defines a "change of control" to occur upon (1) an acquisition by any person of 20% or more of the Company's combined voting power, if the Board of Directors declares such acquisition to be a "change in control", (2) an acquisition by any person of 40% or more of the Company's combined voting power, (3) a majority of directors are persons other than persons nominated or appointed by the Board of Directors, (4) a sale of more than 50% of the assets of the Company or the Merger of the Company into another company or (5) a vote of a majority of the directors that a change of control will occur and such a change in control does occur within six months thereafter.

    The Company has certain other compensatory arrangements with its executive officers which will result from a change in control of the Company. To the extent not already exercisable, options granted to the named executive officers under the Stock Option Plan generally become exercisable in the event of a merger in which the Company is not the surviving corporation, a transfer of all of the Company's stock, a sale of substantially all of the Company's assets or a dissolution or liquidation of the Company, unless the successor corporation assumes the outstanding options or substitutes substantially equivalent options. In addition, under the supplemental pension plan discussed below, the named executive officers are entitled to receive a lump sum payment equal to the present value of all benefits accrued under such plan upon any qualifying termination of such executive officer's employment (as defined under the Severance Plan) within thirty-six months of a change of control (as defined under the Severance Plan). In the event of such a change in control, named executive officers are also entitled to payment of a pro rata portion of all awards granted under the LTIP based on achievement of performance objectives during that portion of the performance period elapsed prior to the change in control.

Stock Options

    The following tables summarize option grants during the year ended December 31, 1996 to the Chief Executive Officer and the executive officers named in the "Summary Compensation Table" above, and the values of the options held by such persons at December 31, 1996. No options held by named executive officers were exercised during 1996.

                                Option Grants During Year Ended December 31, 1996
                      ----------------------------------------------------------------------
                                                                               Potential
                                     % of                                  Realizable Value
                                     Total                                 at Annual Rates
                                    Options                                 of Stock Price
                                  Granted to    Exercise                   Appreciation for
                                   Employees    or Base                    Option Term (3)
                       Options     in Fiscal     Price       Expiration  -------------------
           Name       Granted(1)  Year 1996    ($/Sh)(2)        Date        5%         10%
--------------------  ----------  ----------   --------      ----------  --------   --------
Thomas A. Minner       21,480        20.72%       $9.37        01/19/06  $126,516   $320,697
Michael W. Bohman      10,740        10.36         9.37        01/19/06    63,258    160,348
Paul W. Larsen         10,740        10.36         9.37        01/19/06    63,258    160,348
David E. Dovenberg     10,740        10.36         9.37        01/19/06    63,258    160,348
Duane R. Wenell        10,740        10.36         9.37        01/19/06    63,258    160,348

(footnotes continued on following page)

(1) Each option represents the right to purchase one share of Common Stock. The stock option grants shown in this column were all made on January 19, 1996 pursuant to the Stock Option Plan, and will become exercisable with respect to one-third of the shares subject to the option on July 19, 1997, 1998 and 1999.

(2) The exercise price is equal to the market price on the date of grant with respect to each option. The exercise price may be paid in cash, in shares of Common Stock with a market value as of the date of exercise equal to the option price or a combination of cash and shares of Common Stock.

(3) The compounding assumes a ten-year exercise period for all option grants. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, or stock option exercises are dependent on the future performance of the underlying Common Stock, and overall stock market conditions. The amounts reflected in this table may not necessarily be achieved. If the price of the Common Stock at the date of grant ($9.37) were to appreciate at 5% and 10%, respectively, compounded annually for ten years (the term of the option), then the Common Stock would have a closing price on January 19, 2006 of approximately $15.26 and $24.30 per share, respectively (assuming no change in the number of outstanding shares of UHS Common Stock).

                          Aggregated Option Exercises During Year Ended December 31, 1996
                                     and Value of Options at December 31, 1996
                          ---------------------------------------------------------------
                                            Number of Unexercised        Value of Unexercised
                       Shares                    Options at              In-the-Money Options
                      Acquired                December 31, 1996          December 31, 1996(1)
                         on      Value    --------------------------  --------------------------
       Name           Exercise  Realized  Exercisable  Unexercisable  Exercisable  Unexercisable
------------------    --------  --------  -----------  -------------  -----------  -------------
Thomas A. Minner          0        --        43,632         44,748     $160,053       $132,157
Michael W. Bohman         0        --        27,066         22,374       90,464         66,079
Paul W. Larsen            0        --        27,066         22,374       90,464         66,079
David E. Dovenberg        0        --        27,066         22,374       90,464         66,079
Duane R. Wenell           0        --        27,066         22,374       90,464         66,079
------------------------------------------------------------------------------------------------

(1) Based on the closing price of the Company's Common Stock on December 31, 1996 ($10.75).

Long Term Incentive Plan

      The following table reflects awards made under the Company's Long-Term Incentive Plan (the "LTIP") described above during the fiscal year ended December 31, 1996 to the Chief Executive Officer and the executive officers named in the Summary Compensation Table above. Any payments earned and made under the LTIP will be reported in the Summary Compensation Table in the year paid. The amounts shown in the table are for illustration purposes only and should not be construed as payouts for the executives listed. Performance thresholds must be achieved before any payments are made under the LTIP.

                           Long-Term Incentive Plans--Awards During Year Ended December 31, 1996
                           ---------------------------------------------------------------------
                                                                   Estimated Future Payouts Under
                                         Performance or            Non-Stock Price-Based Plans(3)
                       Number of       Other Period Until     ----------------------------------------
       Name             Units(1)    Maturation or Payout (2)     Threshold        Target      Maximum
------------------    ------------  ------------------------  ---------------  -------------  --------
Thomas A. Minner        170,137        December 31, 1998          $59,548        $170,137     $280,726

Michael W. Bohman        58,166        December 31, 1998           20,358          58,166       95,974

Paul W. Larsen           55,291        December 31, 1998           19,352          55,291       91,230

David E. Dovenberg       53,138        December 31, 1998           18,598          53,138       87,678

Duane R. Wenell          50,625        December 31, 1998           17,719          50,625       83,531

(1) Each unit represents one dollar of a targeted cash payment to be made upon achievement of certain cumulative performance goals over a three-year period. Performance goals are based on target levels of pre-tax income and rental revenues, and the payouts are adjusted pursuant to a formula which adjusts for performance against the target goals.

(2) Each performance period is a three-year period ending on the date indicated. Payouts, if any, will be made shortly after receipt of audited financial statements for the applicable period, provided that a pro rata portion of such payouts may be made earlier upon a "change in control" as described above under "Employment Contracts and Change in Control Arrangements."

(3) Unless a threshold level of either or both of the cumulative performance goals are achieved, there will be no payouts at the end of the performance period.

Retirement Plan

      The following table sets forth various estimated maximum annual pension benefits under a combination of the Company's qualified non-contributory defined benefit pension plan and non-qualified supplemental pension plan, maintained for certain highly compensated employees (together the "Pension Plans"), on a straight life annuity basis, based upon Social Security benefits now available, assuming retirement at age 65 at various levels of compensation and specified remuneration and years of credited service. Amounts shown are subject to Social Security offset.

     Compensation                        Years of Credited Service
     ------------                        -------------------------
                                 5            10           20            30
                              -------       -------      -------      --------
       $100,000.............  $ 6,500       $13,000      $26,000      $ 32,500
        125,000.............    8,500        17,000       34,000        42,500
        150,000.............   10,500        21,000       42,000        52,500
        200,000.............   14,500        29,000       58,000        72,500
        300,000.............   22,500        45,000       90,000       112,500

      A participant's remuneration covered by the Pension Plans is his or her average salary (as reported in the Summary Compensation Table) for the five consecutive plan years in which the employee received his or her highest average compensation. The table does not reflect certain limitations on annual benefits payable imposed by the Internal Revenue Code, because the Company's non-qualified supplemental pension plan provides for the payment of additional benefits so that retiring employees may receive, in the aggregate, the benefits they would have been entitled to receive had such limitations not been imposed. As of December 31, 1996, Messrs. Minner, Bohman, Larsen, Dovenberg and Wenell had 27.0, 23.5, 21.3, 8.7 and 25.0 years of credited service, respectively, under the Pension Plans.

Comparative Stock Performance

     The graph below compares the cumulative total shareholder return on UHS Common Stock with the cumulative total return of the Nasdaq Stock Market Index (U.S. companies only) and the Nasdaq Health Services Stocks Index over the same period for the period from June 9, 1992 (the date of the initial public offering of UHS Common Stock) to December 31, 1996 (assuming the investment in UHS Common Stock and each index was $100 on June 9, 1992, and that dividends, if any, were reinvested).

         Comparison of Cumulative Total Return Since June 9, 1992 among Universal Hospital Services, Inc., Nasdaq Market Index (US) and Peer Group Index
--------------------------------------------------------------------------------

                                  UNIVERSAL
Measurement Period                 HOSPITAL                NASDAQ
(Fiscal Year Covered)           SERVICES, INC.          MARKET INDEX            PEER GROUP
--------------------            --------------          ------------            ----------
Measurement Pt-
6/9/92                             $100.00                $100.00                $100.00
FYE 12/31/92                       $109.375               $118.814               $117.897
FYE 12/31/93                       $ 71.875               $138.390               $136.025
FYE 12/31/94                       $ 78.125               $133.319               $145.944
FYE 12/31/95                       $121.875               $188.538               $185.380
FYE 12/31/96                       $134.375               $231.918               $185.830

                                      34

               ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               --------------------------------------------------
                             OWNERS AND MANAGEMENT
                             ---------------------

      The following table sets forth as of February 15, 1997, information about the ownership of Common Stock of the Company by each shareholder who is known by the Company to own beneficially more than 5% of the Common Stock of the Company, by each director, nominee for election as director and each executive officer, and by all executive officers and directors as a group. Except as otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

                                          Amount and
                                           Nature of
                                           Beneficial
Name and Address of Beneficial Owner    Ownership(1)(2)   Percent
------------------------------------    ---------------   -------

Thomas A. Minner(3)                        339,183 (4)      6.3%

Michael W. Bohman(3)                       253,901          4.7

Paul W. Larsen(3)                          198,289          3.7

David E. Dovenberg(3)                      198,792 (5)      3.7

Duane R. Wenell(3)                         192,364 (6)      3.6

Karen M. Bohn(3)                             9,300            *

Samuel B. Humphries(3)                      14,000            *

Terrance D. McGrath(3)                      89,268          1.7

Peter H. Kamin                             425,600 (7)      7.9
Peak Investment Limited Partnership
  One Financial Center
  Suite 1600
  Boston, Massachusetts 02111
Private Capital Management, Inc.           410,800 (8)      7.6
  3003 Tamiami Trail North
  Naples, Florida 33940
Dimensional Fund Advisors                  327,300 (9)      6.1
  1299 Ocean Avenue
  11th Floor
  Santa Monica, California 90401
Wynnefield Partner Small Cap               268,700 (10)     5.0
 Value, L.P.
  Channel Partnership II
  One Penn Plaza, Suite 4720
  New York, New York 10119

All directors and executive              1,216,894         21.9
  officers as a group (8 persons)

------------------------
*   Less than 1%

(footnotes continued on following page)

(1) Beneficial ownership is determined in accordance with rules of the SEC and includes generally voting power and/or investment power with respect to securities. Shares of UHS Common Stock subject to options currently exercisable or exercisable within 60 days of February 15, 1997 are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, the persons named in the table above have sole voting and investment power with respect to all shares of UHS Common Stock shown as beneficially owned by them.

(2) Includes the following number of shares which could be acquired within 60 days of February 15, 1997 through exercise of stock options: Mr. Minner, 43,632 shares; Mr. Bohman, 27,066 shares; Mr. Larsen, 27,066 shares; Mr. Dovenberg, 27,066 shares; Mr. Wenell, 27,066 shares; Ms. Bohn, 9,000 shares; Mr. Humphries, 14,000 shares; Mr. McGrath, 14,000 shares; and all executive officers and directors as a group, 188,896 shares.

(3) The address for these individuals is 1250 Northland Plaza, 3800 West 80th Street, Bloomington, Minnesota 55431-4442.

(4)  Includes 100,000 shares held by Mr. Minner's wife.

(5)  Includes 63,432 shares held by Mr. Dovenberg's wife.

(6) Includes 85,298 shares held in trust as to which Mr. Wenell has sole voting and investment power and 80,000 shares held in trust as to which Mr. Wenell's spouse has sole voting and investment power.

(7) Based on a Schedule 13D Report dated as of November 22, 1996 filed jointly by Peter H. Kamin and Peak Investment Limited Partnership ("Peak"). Mr. Kamin has sole voting power over 43,500 shares and share voting power over 382,100 shares, 256,600 over which he shares voting power with Peak. Mr. Kamin is a director, officer and shareholder and the controlling person of Peak Management, Inc., the sole general partner of Peak.

(8) In its Schedule 13D Report dated as of October 30, 1996, Private Capital Management, Inc. ("PCM") has indicated that (a) PCM is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940; (b) PCM shares dispositive power as to 410,800 of the shares listed above with Bruce S. Sherman, also an investment adviser registered under
     Section 203 of the Investment Advisers Act of 1940; (c) PCM has voting power with respect to none of the shares listed above; (d) the shares listed above include 22,000 shares held by Michael J. Seaman; and (e) Mr. Seaman is an employee of PCM and affiliates thereof and (i) does not exercise sole or shared dispositive or voting powers with respect to the shares held by PCM and (ii) disclaims beneficial ownership of shares held by each other, Mr. Sherman or PCM.

(9) In its Schedule 13G Report dated as of February 5, 1997, Dimensional Fund Advisors ("DFA") has indicated that (a) DFA is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940; (b) DFA has sole voting power with respect to 219,700 of the shares; and (c) DFA has sole dispositive power as to all of the shares.

(10) Based on a Schedule 13D Report dated as of December 16, 1996 filed jointly by Wynnefield Partners Small Cap Value, L.P. ("Wynnefield") and Channel Partnership II ("Channel"). Includes 263,000 shares owned by Wynnefield and 5,700 shares owed by Channel.

Change in Control

     On February 10, 1997, the Company and MEDIQ Incorporated entered into a definitive agreement for MEDIQ to acquire the Company for $17.50 per UHS share ("MEDIQ Merger"). The transaction is structured as a cash merger that is expected to close in late March or early April, and is subject to approval by a majority of the Company's shareholders and Hart-Scott-Rodino clearance.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            -------------------------------------------------------

Certain Relationships and Related Transactions

      Ms. Bohn, a director of UHS and member of the Compensation Committee in 1996, is a Managing Director of Piper Jaffray, Inc. ("Piper Jaffray"), and Chief Administrative Officer of Piper Jaffray Companies, Inc., the parent of Piper Jaffray. Piper Jaffray has provided from time to time financial advisory services for the Company. In November 1996, the Company engaged Piper Jaffray to assist in analyzing its strategic alternatives to enhance shareholder value. In February 1997, Piper Jaffray, pursuant to an engagement letter dated January 3, 1997, provided the Company with a financial opinion as to the fairness, from a financial point of view, to the shareholders of the proposed MEDIQ merger (the "Piper Jaffray Opinion"). Ms. Bohn has not been and is not expected to be directly involved in the provision of any such services.

      For acting as financial advisor, UHS has agreed to pay Piper Jaffray (i) a fee of $125,000 due under the initial engagement letter dated November 7, 1996;
(ii) $275,000 in cash upon Piper Jaffray rendering the Piper Jaffray Opinion;
(iii) $25,000 in cash upon Piper Jaffray rendering an update to the Piper Jaffray Opinion at the time of mailing of a proxy statement relating to the merger to the UHS shareholders; and (iv) in the event a sale or merger of UHS, including the proposed merger with MEDIQ, is consummated pursuant to an agreement or commitment which is entered into before January 3, 2000, a success fee payable in cash equal to 1.8% of the consideration paid in such transaction for the equity of UHS, including options, less the fees paid under (i), (ii) and
(iii) above. To date, Piper Jaffray has been paid an aggregate of $400,000 of fees pursuant to the engagement letter. Whether or not the proposed merger with MEDIQ is consummated, UHS has also agreed to reimburse Piper Jaffray for its reasonable out-of-pocket expenses and to indemnify it against certain liabilities relating to or arising out of services performed by Piper Jaffray as financial advisor to UHS.

                                    PART IV
                                    -------

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULE AND REPORTS ON FORM 8-K
   --------------------------------------------------------------------------


(a)  The following documents are filed as part of this Report:

     1. Consolidated Financial Statements
        ---------------------------------

        Report of Independent Accountants

        Balance Sheets as of December 31, 1996 and 1995

        Statements of Income for the years ended December 31, 1996, 1995, and
        1994

        Statements of Shareholders' Equity for the years ended
        December 31, 1996, 1995, and 1994

        Statements of Cash Flows for the years ended December 31, 1996, 1995, and 1994

        Notes to Financial Statements


     2. Consolidated Financial Statement Schedule required to be filed by Item 8
        ------------------------------------------------------------------------
        and Paragraph (d) of this Item 14.
        ----------------------------------

        Schedule II - Valuation and Qualifying Accounts and Reserves

        All other supplemental financial schedules are omitted as not applicable or not required under the rules of Regulation S-X or the information is presented in the financial statements or notes thereto.

    3. Exhibits
       --------

     Exhibit
     -------
      No.       Description                                    Method of Filing
      ---       -----------                                    ----------------

     3.1        Restated Articles of Incorporation                    (1)
                of the Company

     3.2        Bylaws of the Company                                 (1)

     4.1        Form of Certificate for Common Stock                  (1)

     4.3        Note Purchase Agreement dated as of
                November 24, 1992 between the Company and
                Northwestern National Life Insurance Company,
                Northern Life Insurance Company and The North
                Atlantic Life Insurance Company of America
                (including form of the Company's 7.47% Senior
                Note Due 2002)                                        (2)

     4.3(a)    Amendment dated December 15, 1993 to Note
               Purchase Agreement dated as of
               November 24, 1992 between the Company and
               Northwestern National Life Insurance Company,
               Northern Life Insurance Company and The
               North Atlantic Life Insurance Company of
               America (including form of the Company's
               7.47% Senior Note Due 2002)                               (4)

     4.3(b)    Amendment dated February 15, 1995 to Note
               Purchase Agreement dated as of November 24, 1992
               between the Company and Northwestern National Life
               Insurance Company, Northern Life Insurance Company
               and the North Atlantic Life Insurance Company of
               America (including form of the Company's 7.47%
               Senior Note Due 2002)                                     (5)

     4.4       Note Purchase Agreement dated as of March 1, 1995
               between the Company and Northern Life Insurance
               Company (including form of the Company's 9.6%
               Senior Note Due 2004)                                     (5)

     4.5       Amendment dated June 30, 1996 to Note Purchase
               Agreement dated as of November 24, 1992 between
               the Company and Northwestern National Life Insurance
               Company of America (including form of the Company's
               7.47% Senior Note Due 2002) and to Note Purchase
               Agreement dated as of March 1, 1995 between the
               Company and Northern Life Insurance Company (including
               form of the Company's 9.6% Senior Note Due 2004)          (7)

     4.5(a)    Amendment dated February 21, 1997 to Note Purchase
               Agreement dated as of November 24, 1992 between the Company and Northern Life Insurance Company, ReliaStar
               Life Insurance Company (formerly Northwestern National Life Insurance Company) and ReliaStar Bankers Security Life
               Insurance Company, successor by merger to the North Atlantic
               Life Insurance Company of America (including form of the Company's 7.47% Senior Note Due 2002) and to Note
               Purchase Agreement dated as of March 1, 1995 between the Company and Northern Life Insurance Company
               (including form of the Company's 9.6% Senior Note Due
               2007)                                              Filed herewith

     4.6       Note Purchase and Private Shelf Agreement dated
               July 24, 1996 between the Company and The Prudential Insurance Company of America (including form of the
               Company's 8.1% Series A Senior Note Due 2007)            (7)

     4.7 Amendment dated September 19, 1996 to Note Purchase and Private Shelf Agreement dated July 24, 1996 between the Company and the Prudential Insurance Company of America, (including form of the Company's 8.29% Series B Senior
               Note due 2009)                                           (8)

    4.7(a)   Amendment dated February 20, 1997 to Note Purchase
             and Private Shelf Agreement dated July 24, 1996 between
             the Company and The Prudential Insurance Company
             of America, (including form of the Company's 8.10% Series
             A Senior Note due 2007 and the Company's 8.29% Series
             B Senior Note due 2009)                              Filed herewith

    4.8 Rights Agreement dated as of November 8, 1996 between the Company and Norwest Bank Minnesota, National Association,
             as Rights Agent                                            (9)

   10.1      Universal Hospital Services, Inc.
             1992 Employee Stock Purchase Plan, as amended              (5)

   10.2*     Universal Hospital Services, Inc.
             1992 Long-Term Incentive and Stock Option Plan
             (including form of Incentive Stock Option Agreement),
             as amended                                                 (5)

   10.3*     Universal Hospital Services, Inc. 1992 Directors'
             Stock Option Plan, as amended                              (5)

   10.4      Amended and Restated Credit Agreement, with
             Amended and Restated Promissory Note, dated
             June 30, 1996 between the Company and First
             Bank National Association                                  (7)

   10.4(a)   Amendment dated February 28, 1997 to
             Amended and Restated Credit Agreement, with
             Amended and Restated Promissory Note, dated
             June 30, 1996 between the Company and First
             Bank National Association                            Filed herewith

   10.5      Form of Restrictive Agreement, dated
             June 23, 1987, between the Company
             and certain shareholders of the Company                    (1)

   10.6      Lease, dated June 12, 1992, between
             the Company and Hartford Underwriters
             Insurance Company                                          (3)

   10.7      Intercreditor Agreement, dated July 24, 1996 by
             and among Northwestern National Life Insurance
             Company, Northern Life Insurance Company, The
             North Atlantic Life Insurance Company, The
             Prudential Insurance Company of America and
             First Bank National Association                            (7)

   10.8      Universal Hospital Services, Inc.
             Top Management Change-In-Control
             Severance Plan, as amended                                 (6)

   10.8(a)   Amendment to Universal Hospital Services, Inc.
             Top Management Change-In-Control Severance Plan            (8)

   10.9      Universal Hospital Services, Inc.
             Long-Term Incentive Plan, as amended                       (6)

   10.10     Universal Hospital Services, Inc.
             Supplemental Pension Plan, as amended                      (6)

     11      Schedule of Computation of Per Share Earnings  Filed herewith

     23.1    Consent of Coopers & Lybrand L.L.P.            Filed herewith

     27      Financial Data Schedule                        Filed herewith

---------

     * Management compensatory plan filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K

     (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-47220) (the "Registration Statement").

     (2) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1992.

     (3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1992.

     (4) Incorporated by reference to the Company's Annual Report of Form 10-K for the period ended December 31, 1993.

     (5) Incorporated by reference to the Company's Annual Report of Form 10-K for the period ended December 31, 1994.

     (6) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1995.

     (7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.

     (8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996.

     (9) Incorporated by reference to the Company's Current Report on Form 8-K, dated November 8, 1996.

(b)  Reports on Form 8-K

     Form 8-K, dated November 8, 1996, reporting the adoption of a Rights Agreement dated as of November 8, 1996 between the Company and Norwest Bank Minnesota, National Association, as Rights Agent.

     Form 8-K, dated December 12, 1996, reporting the announcement of the formation of a Special Committee to investigate alternative methods of enhancing shareholder value.

     Form 8-K, dated December 19, 1996, reporting the announcement of receipt of four preliminary intentions to acquire the Company.


(c) See Exhibits listed in Item 14 hereof and the Exhibits attached as a separate section of this report.

(d) The Index to Financial Statements and Supplemental Schedules are included following the signatures beginning at page 43 of this Report.

                                  SIGNATURES
                                  ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 12, 1997.

                                         UNIVERSAL HOSPITAL SERVICES, INC.


                                         By     /s/ Thomas A. Minner
                                           -------------------------
                                                  Thomas A. Minner
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 10, 1997.


  /s/ Thomas A. Minner                   President, Chief Executive
  ----------------------------             Officer and Chairman of the
  Thomas A. Minner                         Board of Directors
                                           (Principal Executive Officer)


  /s/ David E. Dovenberg                 Vice President of Finance and
  ----------------------------             Chief Financial Officer
  David E. Dovenberg                       (Principal Financial and
                                           Accounting Officer)


  /s/ Michael W. Bohman                  Vice President of Customer Service and
  ----------------------------             Sales and Director
  Michael W. Bohman


  /s/ Paul W. Larsen                     Vice President of Administrative
  ----------------------------             Services, Secretary and Treasurer and
  Paul W. Larsen                           Director


  /s/ Samuel B. Humphries                Director
  ---------------------------
  Samuel B. Humphries


  /s/ Terrance D. McGrath                Director
  ----------------------------
  Terrance D. McGrath


  /s/ Karen M. Bohn                      Director
  ----------------------------
  Karen M. Bohn

                       UNIVERSAL HOSPITAL SERVICES, INC.
                       ---------------------------------



                         INDEX TO FINANCIAL STATEMENTS
                           AND SUPPLEMENTAL SCHEDULES

                                                                  PAGE REFERENCE
                                                                    IN REPORT
                                                                   ON FORM 10-K
                                                                  -------------

Report of Independent Accountants                                        44

Consolidated Financial Statements:

     Balance Sheets as of December 31, 1996 and 1995                     45

     Statements of Income for the years ended
     December 31, 1996, 1995 and 1994                                    46

     Statements of Shareholders' Equity for the years ended
     December 31, 1996, 1995 and 1994                                    47

     Statements of Cash Flows for the years ended
     December 31, 1996, 1995 and 1994                                    48

     Notes to Consolidated Financial Statements                          49

Supplemental Schedules:

     Report of Independent Accountants on Financial Statement Schedule   62

     Schedule II - Valuation and Qualifying Accounts and Reserves        63


Report of Independent Accountants



To the Board of Directors and Shareholders of Universal Hospital Services, Inc. and Subsidiary:

We have audited the accompanying consolidated balance sheets of Universal Hospital Services, Inc. and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Hospital Services, Inc. and Subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



                                                 COOPERS & LYBRAND L.L.P.



Minneapolis, Minnesota
February 19, 1997, except as to
information presented in the last
paragraph of Note 8 for which the
date is February 28, 1997.

Universal Hospital Services, Inc. and Subsidiary
Consolidated Balance Sheets
December 31, 1996 and 1995

                             ASSETS                      1996          1995
Current assets:
  Cash and cash equivalents                           $   197,422
  Accounts receivable, less allowance for doubtful
    accounts of $418,000 in 1996 and $410,000 in
    1995                                               12,123,972   $10,588,579
  Inventories                                           1,256,388     2,848,559
  Other                                                 1,562,303       424,634
  Deferred income taxes                                   708,000       520,000
                                                      -----------   -----------

    Total current assets                               15,848,085    14,381,772

Property and equipment:
  Rental equipment, at cost less accumulated
    depreciation                                       44,546,290    40,847,236
  Property and office equipment, at cost less
    accumulated depreciation                            3,497,589     3,409,694
                                                      -----------   -----------

     Total property and equipment, net                 48,043,879    44,256,930

Intangible assets:
  Goodwill, less accumulated amortization              15,057,516     8,186,639
  Other                                                   757,396        24,131
                                                      -----------   -----------

      Total assets                                    $79,706,876   $66,849,472
                                                      ===========   ===========

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                   $ 1,957,743   $ 2,800,000
  Accounts payable                                      3,044,392     5,160,357
  Accrued compensation and pension                      1,990,640     2,428,471
  Accrued expenses                                      1,184,573       609,983
  Book overdrafts                                         858,364     1,124,577
                                                      -----------   -----------

    Total current liabilities                           9,035,712    12,123,388

Deferred compensation and pension                       1,772,692     1,426,876
Deferred income taxes                                   4,578,000     3,800,000
Long-term debt                                         35,192,589    20,787,667

Commitments and contingencies

Shareholders' equity:
  Preferred Stock, $.01 par value; 5,000,000 shares
    authorized, no shares issued and outstanding
  Common Stock, $.01 par value; 10,000,000 shares
    authorized, 5,371,921 and 5,445,270 shares issued
    and outstanding at December 31, 1996 and 1995,
    respectively                                           53,719        54,453
  Additional paid-in capital                           14,870,153    15,385,450
  Retained earnings                                    14,204,011    13,271,638
                                                      -----------   -----------

    Total shareholders' equity                         29,127,883    28,711,541
                                                      -----------   -----------

    Total liabilities and shareholders' equity        $79,706,876   $66,849,472
                                                      ===========   ===========

                 The accompanying notes are an integral part
                   of the consolidated financial statements.

Universal Hospital Services, Inc. and Subsidiary
Consolidated Statements of Income
for the years ended December 31, 1996, 1995 and 1994

                                                                   1996           1995          1994
Revenues:
  Equipment rentals                                             $50,742,774    $45,869,789    $38,980,411
  Sales of supplies and equipment                                 5,555,173      6,585,373      7,825,686
  Other                                                             642,653        580,632        483,329
                                                                -----------    -----------    -----------
    Total revenues                                               56,940,600     53,035,794     47,289,426
                                                                -----------    -----------    -----------
Cost and expenses:
  Cost of equipment rentals                                      13,331,864     11,841,142     10,017,671
  Rental equipment depreciation                                  12,602,442     10,799,372      9,527,243
  Cost of supplies and equipment sales                            4,422,441      5,352,163      6,419,012
  Disposal of DPAP inventories                                    2,213,045
  Selling, general and administrative                            20,001,105     18,559,504     16,561,038
  Interest                                                        2,518,330      1,784,141      1,268,519
                                                                -----------    -----------    -----------

    Total costs and expenses                                     55,089,227     48,336,322     43,793,483
                                                                -----------    -----------    -----------
Income before provision for income taxes                          1,851,373      4,699,472      3,495,943

Provision for income taxes:
  Current                                                           329,000      1,454,000      1,467,000
  Deferred                                                          590,000        495,000         32,000
                                                                -----------    -----------    -----------
                                                                    919,000      1,949,000      1,499,000
                                                                -----------    -----------    -----------
    Net income                                                  $   932,373    $ 2,750,472    $ 1,996,943
                                                                ===========    ===========    ===========
Earnings per common share                                              $.17           $.50           $.37
                                                                ===========    ===========    ===========
Weighted average common shares outstanding                        5,494,510      5,502,258      5,449,116
                                                                ===========    ===========    ===========

        The accompanying notes are an integral part of the consolidated financial statements.

Universal Hospital Services, Inc. and Subsidiary
Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994

                                                                                           Additional                      Total
                                                                       Common Stock          Paid-In        Retained   Shareholders'
                                                                     ------------------      Capital        Earnings       Equity
                                                                      Common     Class B
Balance, December 31, 1993                                           $37,504    $16,684    $15,304,299   $ 8,524,223    $23,882,710

Sale of 37,901 shares of common stock to employees under
  stock purchase plan                                                    379                   187,956                      188,335

Repurchase of 5,000 shares of common stock
  under stock repurchase plan                                            (50)                  (32,450)                     (32,500)

Net income                                                                                                 1,996,943      1,996,943
                                                                     -------    -------    -----------   -----------    -----------

Balance, December 31, 1994                                            37,833     16,684     15,459,805    10,521,166     26,035,488

Sale of 33,311 shares of common stock to employees under
  stock purchase plan                                                    333                   197,848                      198,181

Repurchase of 40,000 shares of common stock under                       (400)                 (274,600)                    (275,000)
stock repurchase plan

Conversion of 1,668,353 shares of Class B common stock to
  1,668,353 shares of common stock                                    16,684    (16,684)

Issuance of stock pursuant to exercise of stock options,
  300 shares                                                               3                     2,397                        2,400

Net income                                                                                                 2,750,472      2,750,472
                                                                     -------    -------    -----------   -----------    -----------

Balance, December 31, 1995                                            54,453       -        15,385,450    13,271,638     28,711,541

Sale of 24,668 shares of common stock to employees under
  stock purchase plan                                                    247                   178,103                      178,350

Repurchase of 103,000 shares of common stock under
  stock repurchase plan                                               (1,030)                 (726,345)                    (727,375)

Issuance of stock pursuant to exercise of stock options,
  4,983 shares                                                            49                    32,945                       32,994

Net income                                                                                                   932,373        932,373

                                                                     -------    -------    -----------   -----------    -----------
Balance, December 31, 1996                                           $53,719    $  -       $14,870,153   $14,204,011    $29,127,883
                                                                     =======    =======    ===========   ===========    ===========
                      The accompanying notes are an integral part of the consolidated financial statements.

Universal Hospital Services, Inc. and Subsidiary
Consolidated Statements of Cash Flows
for the years ended December 31, 1996, 1995 and 1994


                                                              1996           1995          1994
Cash flows from operating activities:
    Net income                                          $    932,373    $  2,750,472    $  1,996,943
    Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                      13,896,586      11,763,390      10,395,841
       Provision for doubtful accounts                       317,805         297,123          40,685
       Gain on sales of equipment                           (229,548)       (291,644)       (230,053)
       Disposal of DPAP inventories                        2,213,045
       Deferred income taxes                                 590,000         495,000          32,000
       Changes in operating assets and liabilities,
        net of impact of acquisition:
          Accounts receivable                               (663,645)     (2,136,984)     (1,049,999)
          Inventories and other operating assets          (1,438,516)     (1,569,796)         19,198
          Accounts payable and accrued expenses             (961,120)      1,763,219         344,957
                                                        ------------    ------------    ------------
       Net cash provided by operating activities          14,656,980      13,070,780      11,549,572
                                                        ------------    ------------    ------------

Cash flows from investing activities:
    Rental equipment purchases                           (14,466,057)    (19,244,437)    (15,167,893)
    Property and office equipment purchases                 (744,110)       (666,526)       (753,520)
    Proceeds from sale of equipment                          716,110         529,973         387,550
    Acquisition of BERS, net of cash acquired            (12,074,854)
    Other                                                   (290,216)       (343,654)
                                                        ------------    ------------    ------------
       Net cash used in investing activities             (26,859,127)    (19,724,644)    (15,533,863)
                                                        ------------    ------------    ------------
Cash flows from financing activities:
   Proceeds from issuance of common stock                    211,344         200,581         188,335
   Repurchase of common stock                               (727,375)       (275,000)        (32,500)
   Proceeds under loan agreements                         52,158,000      35,055,000      20,345,000
   Payments under loan agreements                        (38,976,187)    (28,602,333)    (16,860,000)
   (Decrease) increase in book overdraft                    (266,213)        275,616         343,456
                                                        ------------    ------------    ------------
       Net cash provided by financing activities          12,399,569       6,653,864       3,984,291
                                                        ------------    ------------    ------------
Net change in cash and cash equivalents                      197,422          -               -

Cash and cash equivalents at beginning of period              -               -               -
                                                        ------------    ------------    ------------
Cash and cash equivalents at end of period              $    197,422    $     -         $     -
                                                        ============    ============    ============

Supplemental cash flow information:
   Interest paid                                        $  2,329,000    $  1,766,000    $  1,278,000
                                                        ============    ============    ============

   Income taxes paid                                    $  1,388,000    $  1,347,000    $  1,550,000
                                                        ============    ============    ============
   Rental equipment purchases included in accounts
       payable                                          $  1,438,837    $  3,217,757    $  1,218,954
                                                        ============    ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

Universal Hospital Services, Inc. and Subsidiary
Notes to Consolidated Financial Statements

1.   Description of Business:

     Universal Hospital Services, Inc. (the Company or UHS) is a leading provider of movable medical equipment, service programs and products to healthcare providers in both the acute and alternate care markets. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Biomedical Equipment Rental and Sales Incorporated (BERS) since August 1996 (see Note 4). Through a national network of UHS district offices, providers have access to the Company's pool of medical devices through the unique Pay-Per-Use/TM/ equipment management program. This program charges customers only when equipment is in use on a patient, and is supported by a full range of services including delivery, training, technical and educational support, inspection and maintenance. The Company also sells medical products not used in its rental pool and disposable medical products used in conjunction with the medical equipment it rents.

2.   Pending Sale of the Company:

     On February 10, 1997, the Company and MEDIQ Incorporated (MEDIQ) entered into a definitive agreement for MEDIQ to acquire 100% of UHS outstanding common stock for $17.50 per share. Including the assumption of the Company's debt, the total purchase price is expected to be approximately $138,000,000. The transaction is to be structured as a cash merger that is expected to close in late March or early April 1997, subject to approval by a majority of the Company's shareholders and regulatory clearances.

3.   Significant Accounting Policies:

     Basis of Consolidation:

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Inventories:

     Inventories consist of supplies and equipment held for resale and are valued at the lower of cost (first-in, first-out method) or market.

     Rental Equipment:

     Depreciation of rental equipment is provided on the straight-line method over the equipments' estimated useful lives of five to seven years. The cost and accumulated depreciation of rental equipment, retired or sold, is eliminated from their respective accounts and the resulting gain or loss is recorded in income.

Universal Hospital Services, Inc. and Subsidiary
Notes to Consolidated Financial Statements, Continued

3.   Significant Accounting Policies, continued:

     Property and Office Equipment:

     Property and office equipment includes land, buildings, leasehold improvements and shop and office equipment.

     Depreciation of property and office equipment is provided on the straight-line method over estimated useful lives of thirty years for buildings, remaining lease term for leasehold improvements, and three to ten years for shop and office equipment. The cost and accumulated depreciation of property and equipment, retired or sold, is eliminated from their respective accounts and the resulting gain or loss is recorded in income.

     Cash and Cash Equivalents:

     The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The Company's cash and cash equivalents are deposited with two financial institutions.

     Goodwill:

     Goodwill represents the excess purchase cost of acquired assets over the tangible and identifiable intangible assets' estimated fair market values at the date of acquisition and is being amortized on a straight-line basis over 15 to 40 years. Accumulated amortization was $2,646,315 and $2,168,203 as of December 31, 1996 and 1995, respectively.

     Long-Lived Assets:

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The adoption of SFAS No. 121 did not have a significant impact on the Company's financial position or results of operations.

     The Company periodically assesses the recoverability of long-lived assets principally rental equipment and goodwill based on projected income and related cash flows on an undiscounted basis.

     Revenues:

     Equipment is generally rented on a short-term basis and rentals are recorded in income as earned. Supply and equipment sales are recorded at the time of shipment.

     Income Taxes:

     Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial reporting amounts and the tax bases of existing assets and liabilities based on currently enacted tax laws and tax rates.

     Earnings Per Share of Common Stock:

     Earnings per share of common stock is calculated by dividing net income by the weighted average common and common equivalent shares outstanding during the year. Common equivalent shares include the dilutive effect of stock options.

Universal Hospital Services, Inc. and Subsidiary
Notes to Consolidated Financial Statements, Continued


3.   Significant Accounting Policies, continued:

     Use of Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant management estimates relate to the determination of the allowance for uncollectible accounts receivable and obsolete inventories, estimation of the useful lives of rental equipment for computing depreciation, assessment of the recoverability of long-lived assets, self-insured medical reserves and determination of pension plan actuarial assumptions.

4.   Acquisition of Biomedical Equipment Rental and Sales, Inc. (BERS):

     On August 13, 1996, the Company acquired BERS pursuant to a Stock Purchase Agreement among the Company and the shareholders of BERS. Pursuant to the agreement, the Company acquired all of the outstanding capital stock of BERS for approximately $10.7 million and repayment of approximately $1.6 million of outstanding indebtedness of BERS. The acquisition was accounted for using the purchase method. Accordingly, the purchase price was allocated to assets and liabilities acquired based on their estimated fair values. This treatment resulted in approximately $7.3 million of cost in excess of net tangible assets acquired (goodwill), which is being amortized on a straight-line basis over 15 years. The estimated fair values of assets and liabilities acquired are as follows:

     Cash                                                           $   217,000
     Accounts receivable                                                949,000
     Rental equipment                                                 4,221,000
     Goodwill                                                         7,349,000
     Other assets                                                       852,000
     Accounts payable and other liabilities                           1,296,000
                                                                    -----------
                                                                    $12,292,000
                                                                    ===========

     BERS' operations have been included in the Company's consolidated results of operations since the date of acquisition.

Universal Hospital Services, Inc. and Subsidiary
Notes to Consolidated Financial Statements, Continued

4. Acquisition of Biomedical Equipment Rental and Sales, Inc. (BERS), continued:

     The following summarized, unaudited pro forma results of operations for the year ended December 31, 1996 and 1995, assume the acquisition of BERS occurred as of the beginning of the respective periods.


                                                           1996         1995
     Total revenues                                     $60,497,000  $58,977,000
     Net income                                         $   651,000  $ 2,457,000
     Net earnings per common share                      $       .12  $       .45



5.   Disposal of DPAP Inventories:

     The Company experienced declining sales of Demand Positive Airway Pressure
     (DPAP) devices during 1996. Because market acceptance of the DPAP devices did not meet expectations, the Company's ongoing quarterly assessments resulted in a write-down of $1,030,500 in the second quarter and a charge of $1,182,545 in the fourth quarter of 1996 to write-off the remaining carrying value of DPAP inventory and associated supplies and demo units. The DPAP devices were disposed of in early 1997.



6.   Book Overdrafts:

     The Company does not maintain cash balances at its principal bank under a policy whereby the net of collected balances and cleared checks is, at the Company's option, applied to or drawn from the revolving credit facility on a daily basis. At December 31, 1996 and 1995, the Company had book overdrafts of $858,364 and $1,124,577, respectively.

Universal Hospital Services, Inc. and Subsidiary
Notes to Consolidated Financial Statements, Continued


7.   Property and Equipment:

     Property and equipment at December 31, consists of the following:

                                                           1996          1995
     Rental equipment                                  $107,441,784  $94,935,050
     Less accumulated depreciation                       62,895,494   54,087,814
                                                       ------------  -----------

       Rental equipment, net                             44,546,290   40,847,236
                                                       ------------  -----------

     Land                                                   120,000      120,000
     Buildings and leasehold improvements                 1,356,042    1,195,272
     Office equipment                                     5,473,317    5,065,317
                                                       ------------  -----------

                                                          6,949,359    6,380,589
     Less accumulated depreciation                        3,451,770    2,970,895
                                                       ------------  -----------

     Property and office equipment, net                   3,497,589    3,409,694
                                                       ------------  -----------

       Total property and equipment, net               $ 48,043,879  $44,256,930
                                                       ============  ===========

8.   Long-Term Debt:

     Long-term debt at December 31, consists of the following:

                                                         1996          1995
     8.10% Series A notes, payable in varying
       quarterly installments beginning
       September 1, 1997, with the remaining
       balance due in 2007, uncollateralized         $ 10,000,000

     7.47% senior note payable, due in quarterly
       installments of $350,000, with the
       remaining balance due in 2002,
       uncollateralized                                 8,500,000  $ 9,900,000

     8.29% Series B notes, payable in varying
       quarterly installments beginning
       June 1, 2007, with the remaining balance
       due in 2009, uncollateralized                    4,000,000

     9.60% senior note payable, due in quarterly
       installments of $375,000
       beginning March 1, 2003, uncollateralized        3,000,000    3,000,000

     Term loan agreement at 2% per annum over the
       bank's reference rate, repaid during 1996                     6,766,667

     Revolving credit agreement, uncollateralized      11,337,000    3,921,000

     Other                                                313,332
                                                     ------------  -----------
                                                       37,150,332   23,587,667
     Less current portion of long-term debt            (1,957,743)  (2,800,000)
                                                     ------------  -----------
       Total long-term debt                          $ 35,192,589  $20,787,667
                                                     ============  ===========

Universal Hospital Services, Inc. and Subsidiary
Notes to Consolidated Financial Statements, Continued


8.   Long-Term Debt, continued:

     Under the revolving credit agreement with a bank, the Company may borrow up to $20,000,000 with a maturity date of June 30, 1999. Borrowings bear interest at a rate of between 1.50% and 2.25% per annum over the bank's Reserve Adjusted Certificate of Deposit Rate (RACD) as defined in the agreement. At December 31, 1996, the Company's interest rate was 7.60%, based on the bank's RACD of 5.60%.

     The fair value of long-term debt, based on discounted cash flow analysis using current market interest rates for the same or similar issues of debt as of December 31, 1996 would be approximately $38,500,000.

     At December 31, 1996, aggregate long-term repayment requirements are as follows:

              1997                        $ 1,957,743
              1998                          2,205,589
              1999                          2,100,000
              2000                          2,100,000
              2001                          2,100,000
          Thereafter                       26,687,000
                                          -----------
     Total long-term debt                 $37,150,332
                                          ===========

     The long-term debt agreements restrict dividend payments in excess of approximately $1,700,000, and stock repurchases require, among other things, that the Company maintain certain working capital and other financial ratios.

9.   Commitments and Contingencies:

     Rental expenses were approximately $3,500,000, $3,300,000 and $2,600,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The Company is committed under various noncancellable operating leases for regional sales and service offices and vehicles with minimum annual rental commitments of approximately the following:

              1997                        $ 2,144,000
              1998                          1,577,000
              1999                          1,048,000
              2000                            641,000
              2001                            361,000
          Thereafter                          210,000
                                          -----------
          Total                           $ 5,981,000
                                          ===========

     The Company in the ordinary course of business could be subject to liability claims related to the equipment that it rents and services. The Company believes that its liability insurance is adequate to meet any present or future liability claims.

Universal Hospital Services, Inc. and Subsidiary
Notes to Consolidated Financial Statements, Continued


10.  Employee Benefit Plans:

     The Company sponsors a noncontributory defined benefit pension plan that covers substantially all of its employees. Plan benefits are to be paid to eligible employees at retirement based primarily on years of credited service and on participants' compensation. Plan assets consist primarily of U.S. Government securities and common stocks.

     Pension expense, in thousands, for the years ended December 31, included the following components:

                                                     1996     1995     1994
     Service cost of the current year               $ 348   $   273   $ 332
     Interest cost on projected benefit obligation    598       538     520
     Actual return on assets held in the plan        (864)   (1,441)    (84)
     Net amortization and deferral                    348       951    (348)
                                                    -----   -------   -----

     Pension expense                                $ 430   $   321   $ 420
                                                    =====   =======   =====

     The funded status of the plan and the amounts shown in the accompanying consolidated balance sheet, in thousands, at December 31, consist of the following:

                                                             1996     1995
     Actuarial present value of:
       Vested benefit obligation                            $5,677   $5,519
       Nonvested benefit obligation                            263      299
                                                            ------   ------

     Accumulated benefit obligation                         $5,940   $5,818
                                                            ======   ======

     Projected benefit obligation                           $7,902   $7,959
     Fair value of assets held in plan                       7,661    6,466
                                                            ------   ------

     Unfunded excess of projected benefit obligations
      over plan assets                                         241    1,493
     Net unrecognized (gain) loss from past assumption
      experience differences                                   903     (211)
                                                            ------   ------

     Pension liability included in the consolidated
      balance sheet                                         $1,144   $1,282
                                                            ======   ======

     The following assumptions were used to determine the projected benefit obligation at December 31:

                                                     1996     1995     1994
     Discount rate                                  7.75%     7.25%   8.25%
     Projected compensation increases               4.50%     5.00%   5.50%
     Expected return on assets                      8.50%     8.50%   8.50%

Universal Hospital Services, Inc. and Subsidiary
Notes to Consolidated Financial Statements, Continued

10.  Employee Benefit Plans, continued:

     Effective January 1, 1994, the Company adopted a supplemental executive retirement plan (SERP) designed to make up the shortfall in retirement benefits caused by limitations specified by the Omnibus Budget Reconciliation Act of 1993. This plan provides supplemental pension benefits to the executive officers of the Company in addition to the amounts received under the Company's defined benefit plan described above. This combination of benefits is equivalent to those benefits which would have been paid under the Company's qualified defined benefit pension plan without regard to the Internal Revenue Service statutory limitation on qualifying wages. Such benefits will be paid from the Company's assets. The unfunded accumulated benefit obligation under the plan at December 31, 1996 and 1995 was $315,000 and $248,000, respectively. The projected benefit obligation under the plan at December 31, 1996 and 1995 was $1,057,000 and $1,185,000, respectively. Assumptions used to calculate the benefit obligations were consistent with the Company's defined benefit pension plan, except that projected compensation increases were assumed to be 5.5% in 1996 and 1995. The pension expense for the years ended December 31, 1996, 1995 and 1994 related to this plan was $44,000, $138,000 and $132,000 respectively.

     The Company also sponsors a defined contribution plan, which qualifies under Section 401(a) of the Internal Revenue Code and covers substantially all of the Company's employees. Employees contribute up to 6% of their earnings as a thrift contribution, subject to IRS limitations, and up to 10% as a voluntary contribution. The Company matches 50% of employee thrift contributions. The Plan was amended and restated on December 6, 1994 to add a 401(k) provision that allows employees to contribute annually up to 6% of their base compensation before tax, subject to IRS limitations, and up to 6% as an after-tax contribution. Under the amended and restated plan, the Company matches 50% of the first 6% of base compensation that a participant contributes to the Plan. The effective date of the 401(k) provision was July 1, 1995. For the years ended December 31, 1996, 1995 and 1994, approximately $279,000, $234,000 and $211,000, respectively, was expensed as contributions to the plan.

     The Company is self-insured for employee health care costs. The Company is liable for claims up to $83,250 per family per plan year and aggregate claims up to 125% of expected claims per plan year. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and an actuarially determined estimated liability for claims incurred but not reported.

Universal Hospital Services, Inc. and Subsidiary
Notes to Consolidated Financial Statements, Continued


11.  Income Taxes:

     The provision for income taxes consisted of the following:

                                           1996           1995          1994
       Currently payable:
         Federal                         $228,000     $1,153,000     $1,176,000
         State                            101,000        301,000        291,000
                                         --------     ----------     ----------
                                          329,000      1,454,000      1,467,000
                                         --------     ----------     ----------
       Deferred:
         Federal                          445,000        414,000         22,000
         State                            145,000         81,000         10,000
                                         --------     ----------     ----------
                                          590,000        495,000         32,000
                                         --------     ----------     ----------
                                         $919,000     $1,949,000     $1,499,000
                                         ========     ==========     ==========

Reconciliations between the Company's effective income tax rate and the U.S. statutory rate for each of the three years ended December 31 follow:


                                                   1996     1995     1994
     Statutory U.S. Federal income tax rate        34.0%    34.0%    34.0%
     State income taxes, net of U.S. Federal
       income tax benefit                           8.7      5.2      5.5
     Goodwill amortization                          4.6      1.8      2.4
     Other                                          2.3       .5      1.0
                                                   ----     ----     ----
               Effective income tax rate           49.6%    41.5%    42.9%
                                                   ====     ====     ====

Universal Hospital Services, Inc. and Subsidiary
Notes to Consolidated Financial Statements, Continued


11.  Income Taxes, continued:

     The components of the Company's overall net deferred tax liability at December 31, 1996 and 1995 are as follows:

                                                            1996         1995
       Deferred tax assets:
         Accounts receivable                            $  131,000   $  162,000
         Accrued and deferred compensation and pension   1,025,000      828,000
         Inventory reserve                                  72,000       85,000
         Other assets                                       47,000       47,000
         Alternative Minimum Tax (AMT) credit              150,000
                                                        ----------   ----------
              Total deferred tax asset                   1,425,000    1,122,000
                                                        ----------   ----------
       Deferred tax liabilities:
         Accelerated depreciation                        5,269,000    4,351,000
         Other                                              26,000       51,000
                                                        ----------   ----------
              Total deferred tax liability               5,295,000    4,402,000
                                                        ----------   ----------
              Net deferred tax liability                $3,870,000   $3,280,000
                                                        ==========   ==========

     The Company has not recorded a valuation allowance as of December 31, 1996 and 1995 related to the deferred tax assets, as management believes the future reversing taxable temporary differences will be sufficient to recover the total deferred tax asset.

12.  Shareholders' Equity:

     Each outstanding share of common stock is entitled to one vote.

     In December 1995, each share of the Class B common stock was converted to one share of common stock through a secondary offering. No proceeds of the offering were received by the Company.

     In December 1994, the Board of Directors authorized a stock repurchase program under which up to 500,000 shares of the Company's common stock could have been repurchased. Such purchases could have been made at prevailing prices on the open market, by block purchase or in private transactions at any time until June 30, 1996. A total of 45,000 shares have been purchased in the open market pursuant to these authorizations. In July 1996, an additional 300,000 shares were authorized by the Board of Directors for repurchase. Such purchases can be made at any time until June 30, 1997. A total 103,000 have been purchased pursuant to these authorizations.

Universal Hospital Services, Inc. and Subsidiary
Notes to Consolidated Financial Statements, Continued

12.  Shareholders' Equity, continued:

     In November 1996 the Company adopted a shareholder rights plan under which rights to purchase shares of a new series of preferred stock have been declared as a dividend at the rate of one right for each share of common stock held by shareholders of record at the close of business on November 21, 1996. Each right under the shareholder rights plan will entitle the holder to buy one 1/100th of a share of a new series of junior preferred stock at a price of $40. The rights will be exercisable only if a person or group acquires or makes a tender offer for 15% or more of the Company's outstanding common stock (except in connection with an offer permitted by the Board of Directors and other limited exceptions). The rights are redeemable at 1/10th of a cent per right at any time prior to the acquisition of a 15% position. The acquisition described in Note 2 is expected to meet the criteria of a permitted offer. As such, the rights will expire upon closing of the agreement.

     If a person or group acquires 15% or more of the Company's common stock (except in connection with a permitted offer), each right will entitle its holder to purchase, at the right's then-current exercise price, the Company's common stock having a market value of twice the right's exercise price. If the Company is acquired in a merger or sells 50% or more of its assets or earning power, each right will entitle its holder to purchase, at the right's then-current exercise price, the acquiring Company's common stock having a market value of twice the right's exercise price.

13.  Stock Option and Stock Purchase Plans:

     During 1992 and as amended in 1994, the Company adopted a Long-Term Incentive and Stock Option Plan, a Director's Stock Option Plan and an Employee Stock Purchase Plan. Under the Long-Term Incentive and Stock Option Plan (Incentive and Stock Option Plan), the Company may grant incentive stock options, stock options and performance awards to the Company's employees. A total of 600,000 shares of common stock are reserved for issuance under the Incentive and Stock Option Plan. The Incentive and Stock Option Plan expires in 2002. These options become exercisable in increments over a 3-1/2 year period, expiring 10 years after the grant date.

     The Director's Stock Option Plan (Director Plan) covers nonemployee directors. Options may be granted annually to eligible directors. Under the Director Plan, the Company has reserved 75,000 shares of common stock for issuance. Options under the Director Plan become exercisable six months subsequent to date of grant, expiring five years after the grant date.

     All options were granted at fair market value at date of grant.

Universal Hospital Services, Inc. and Subsidiary
Notes to Consolidated Financial Statements, Continued

13. Stock Option and Stock Purchase Plans, continued:

    Stock option activity with respect to the Incentive and Stock Option Plan and Director Plan is as follows:

                         Incentive and Stock Option Plan            Director Plan
                         -------------------------------     ------------------------------
          Shares             1996      1995      1994           1996      1995       1994

Granted                     113,650   108,150   120,800         7,500     7,500      9,000
   Exercisable               (4,983)     (300)
Terminated                     (300)   (1,800)  (15,550)
                         ----------  --------  --------      --------  --------     --------
December 31:
  Outstanding               504,667   396,300   290,250        37,000    29,500     22,000
                         ==========  ========  ========      ========  ========     ========
Exercisable                 278,640   178,273    83,630        37,000    29,500     18,000

      Weighted Average
   Exercise Price Per Share

Granted                       $9.12     $6.88     $5.38         $8.75     $8.25      $6.56
Exercised                     $6.62     $8.00
Terminated                    $8.00     $8.00     $8.26

December 31:
   Outstanding                $7.42     $7.12     $7.21         $7.95     $7.75      $7.58

Stock options outstanding at December 31, 1996 for the Incentive and Stock Option Plan and Director Plan had a range of exercise prices of $5.38 to $9.38 and $6.00 and $8.75, respectively, and an average remaining life of 6.56 and
2.48 years, respectively.

Under the Employee Stock Purchase Plan, an eligible employee may purchase shares of common stock from the Company through payroll deductions of up to 10% of their base compensation at a price share equal to 85% of the lesser of the fair market value of the Company's common stock as of the first or last day of each six-month offering period. A total of 225,000 shares are reserved for issuance under this plan. During 1996 and 1995, respectively, 57,979 and 33,311 shares were purchased by employees under this plan, leaving 37,147 available for purchase at December 31, 1996.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, a new standard of accounting and reporting for stock-based compensation plans. The Company has adopted the new standard in 1996. The Company has continued to measure compensation cost for its incentive and stock option plan, director plan and employee stock purchase plan, using the intrinsic value method of accounting it has historically used and, therefore, the new standard has no effect on the Company's operating results.

Universal Hospital Services, Inc. and Subsidiary
Notes to Consolidated Financial Statements, Continued


13.  Stock Option and Stock Purchase Plans, continued:

     Had the Company used the fair value-based method of accounting for its incentive and stock option plan, director plan and employee stock purchase plan beginning in 1995 and charged compensation cost against income, over the vesting period, based on the fair value of options at the date of grant, net income and net income per share for the years ended December 31, 1996 and 1995 would have been reduced to the following pro forma amounts:

                                                1996              1995

      Net income                             $ 709,168         $2,622,340

      Net income per share                   $     .13         $      .48

     The weighted-average grant-date fair value of options granted during 1996 and 1995 was $5.28 and $4.13, respectively. The weighted-average grant-date fair value of options was determined separately for each grant under the Company's various plans by using the fair value of each option grant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key assumptions:

                                              1996              1995

      Risk-free interest rates             5.1% to 6.9%      5.6% to 7.8%

      Expected life                       .5 to 8 years     .5 to 8 years

      Expected volatility                 53.2% to 59.4%    31.1% to 59.4%

      Expected dividends                       None              None

To the Board of Directors and Shareholders of Universal Hospital Services, Inc.:

Our report on the consolidated financial statements of Universal Hospital Services, Inc. and subsidiary is included on page 44 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 43 of this Form 10-K.

In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





                                         COOPERS & LYBRAND L.L.P.






Minneapolis, Minnesota
February 19, 1997, except as
to information presented in
the last paragraph of Note 8
for which the date is February 28, 1997.


                            SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                         UNIVERSAL HOSPITAL SERVICES, INC.


--------------------------------------------------------------------------------------------------------
   COL. A                                      COL. B             COL. C           COL. D      COL. E
--------------------------------------------------------------------------------------------------------
                                                                 Additions
                                                          ----------------------
                                             Balance at   Charged to  Charged to  Deductions  Balance at
                                             Beginning    Costs and     Other        From        End
Description                                  of Period     Expense     Accounts    Reserves   of Period
--------------------------------------------------------------------------------------------------------
Reserve for Doubtful Accounts:

  Year Ended December 31, 1996                $410,000    $  317,805  $103,416    $  413,221   $418,000

  Year Ended December 31, 1995                $235,000    $  297,123  $  4,450    $  126,573   $410,000

  Year Ended December 31, 1994                $175,000    $   40,685  $ 85,667    $   66,352   $235,000



Reserve for Inventory Obsolescence:

  Year Ended December 31, 1996                $162,664    $2,322,121  $      0    $2,280,225   $204,560

  Year Ended December 31, 1995                $168,000    $  100,650  $      0    $  105,986   $162,664

  Year Ended December 31, 1994                $168,000    $   74,663  $      0    $   74,663   $168,000

                                 EXHIBIT INDEX
                                 -------------


                                                                   Sequentially
Exhibit No.   Description                                          Numbered Page
-----------   -----------                                          -------------

4.5(a) Amendment dated February 21, 1997 to Note Purchase Agreement dated as of November 24, 1992 between the Company and Northern Life Insurance Company, ReliaStar Life Insurance Company (formerly Northwestern National Life Insurance Company) and ReliaStar Bankers Security Life Insurance Company, successor by merger to the North Atlantic Life Insurance Company of America (including form of the Company's 7.47% Senior Note
              Due 2002) and to Note Purchase Agreement dated as of March 1, 1995 between the Company and Northern Life Insurance Company (including form of the Company's 9.6% Senior Note Due 2004)

4.7(a) Amendment dated February 20, 1997 to Note Purchase and Private Shelf Agreement dated July 24, 1996 between the Company and The Prudential Insurance Company of America, (including form of the Company's 8.10% Series A Senior Note due 2007 and the Company's 8.29%
              Series B Senior Note due 2009)

10.4(a)       Amendment dated February 28, 1997 to
              Amended and Restated Credit Agreement, with
              Amended and Restated Promissory Note, dated
              June 30, 1996 between the Company and First
              Bank National Association

11            Schedule of Computation of Per Share Earnings

23.1          Consent of Coopers & Lybrand L.L.P.

27            Financial Data Schedule