Form 10-Q
period 1997-03-31
UNIVERSAL HOSPITAL SERVICES INC
filed 1997-05-14
CIK 886171

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  March 31, 1997

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

                            Yes         X       No
                                  ------------     -----------


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

     Class                  Outstanding as of April 30, 1997
     -----                  --------------------------------

     Common Stock           5,396,537 shares

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements


               Universal Hospital Services, Inc. and Subsidiary

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                      Three Months ended March 31,
                                                                      ----------------------------
                                                                           1997            1996
                                                                      ----------------------------
Revenues:
  Equipment rentals                                                   $14,522,649      $12,665,648
  Sales of supplies and equipment                                       1,273,951        1,562,204
  Other                                                                   165,183          164,229
                                                                      -----------      -----------
    Total revenues                                                     15,961,783       14,392,081

Costs and expenses:
  Cost of equipment rentals                                             3,253,696        3,299,285
  Rental equipment depreciation                                         3,400,000        2,825,000
  Cost of supplies and equipment sales                                  1,004,905        1,248,253
  Selling, general and administrative                                   5,242,970        4,934,214
  Shareholder value expenses                                              642,481
  Interest                                                                772,095          504,693
                                                                      -----------      -----------
    Total costs and expenses                                           14,316,147       12,811,445
                                                                      -----------      -----------

Income before income taxes                                              1,645,636        1,580,636
Provision for income taxes:
  Current                                                                 555,000          391,000
  Deferred                                                                202,000          267,000
                                                                      -----------      -----------
                                                                          757,000          658,000
                                                                      -----------      -----------
Net income                                                            $   888,636      $   922,636
                                                                      ===========      ===========

Net income per share of common stock                                  $      0.16      $      0.17
                                                                      ===========      ===========

Weighted average common and common equivalent shares outstanding        5,612,399        5,555,250
                                                                      ===========      ===========


The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

               Universal Hospital Services, Inc. and Subsidiary

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                    ASSETS
                                    ------

                                                                               March 31,       December 31,
                                                                                 1997              1996
                                                                              -----------      ------------
Current assets:
  Cash and cash equivalents                                                                     $   197,422
  Accounts receivable, net                                                    $13,293,861        12,123,972
  Inventories                                                                   1,408,828         1,256,388
  Other                                                                           843,175         1,562,303
  Deferred income taxes                                                           677,000           708,000
                                                                              -----------       -----------
       Total current assets                                                    16,222,864        15,848,085

Property and equipment:
  Rental equipment, at cost less accumulated depreciation                      46,064,216        44,546,290
  Property and office equipment, at cost less accumulated depreciation          3,394,240         3,497,589
                                                                              -----------       -----------
       Total property and equipment, net                                       49,458,456        48,043,879

Intangible assets:
  Goodwill, less accumulated amortization                                      14,870,313        15,057,516
  Other                                                                           663,098           757,396
                                                                              -----------       -----------
       Total Assets                                                           $81,214,731       $79,706,876
                                                                              ===========       ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Current portion of long-term debt                                           $ 2,196,620       $ 1,957,743
  Accounts payable                                                              3,474,774         3,902,756
  Accrued compensation and pension                                              1,757,925         1,990,640
  Accrued expenses                                                              1,610,002         1,184,573
                                                                              -----------       -----------
     Total current liabilities                                                  9,039,321         9,035,712

  Deferred compensation and pension                                             1,826,123         1,772,692
  Deferred income taxes                                                         4,749,000         4,578,000
  Long-term debt                                                               35,392,580        35,192,589

  Commitments and contingencies

Shareholders' equity:
  Preferred Stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding
  Common Stock, $.01 par value; 10,000,000 shares authorized,
     5,396,537 and 5,371,921 issued and outstanding at
     March 31, 1997 and December 31, 1996, respectively                            53,965            53,719
  Additional paid-in capital                                                   15,061,095        14,870,153
  Retained earnings                                                            15,092,647        14,204,011
                                                                              -----------       -----------
       Total shareholders' equity                                              30,207,707        29,127,883
                                                                              -----------       -----------
       Total Liabilities and Shareholders' Equity                             $81,214,731       $79,706,876
                                                                              ===========       ===========


The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

               Universal Hospital Services, Inc. and Subsidiary

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                        Three Months ended March 31,
                                                                                        ----------------------------
                                                                                            1997            1996
                                                                                        ------------    ------------
Cash flows from operating activities:
  Net income                                                                            $    888,636    $    922,636
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                         3,811,139       3,088,660
     Provision for doubtful accounts                                                         111,575          21,752
     Gain on sales of equipment                                                             (180,182)        (81,717)
     Deferred income taxes                                                                   202,000         267,000
  Changes in operating assets and liabilities:
     Accounts receivable                                                                  (1,281,464)       (363,739)
     Inventories and other current assets                                                    566,688        (873,158)
     Accounts payable and accrued expenses                                                   448,012        (323,983)
                                                                                        ------------    ------------
          Net cash provided by operating activities                                        4,566,404       2,657,451
                                                                                        ------------    ------------

Cash flows from investing activities:
  Rental equipment purchases                                                              (4,513,505)     (6,059,075)
  Property and office equipment purchases                                                    (86,656)       (250,520)
  Proceeds from sale of equipment                                                            249,183         225,879
  Other                                                                                       59,859        (257,700)
                                                                                        ------------    ------------
          Net cash used in investing activities                                           (4,291,119)     (6,341,416)
                                                                                        ------------    ------------

Cash flows from financing activities:
  Proceeds from exercise of stock options                                                    191,188
  Proceeds under loan agreements                                                           6,285,000       9,180,000
  Payments under loan agreements                                                          (5,846,132)     (5,787,000)
  Increase (decrease)in book overdraft                                                    (1,102,763)        290,965
                                                                                        ------------    ------------
          Net cash (used) provided by financing activities                                  (472,707)      3,683,965

Net change in cash and cash equivalents                                                     (197,422)        ----

Cash and cash equivalents at beginning of period                                             197,422         ----
                                                                                        ------------    ------------

Cash and cash equivalents at end of period                                              $    ----       $    ----
                                                                                        ============    ============

Supplemental cash flow information:
     Interest paid                                                                      $    792,000    $    513,000
                                                                                        ============    ============
     Income taxes paid                                                                  $     18,000    $    127,000
                                                                                        ============    ============
     Rental equipment purchases included in accounts payable                            $  1,912,000    $    906,000
                                                                                        ============    ============


The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

               Universal Hospital Services, Inc. and Subsidiary

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.   Basis of Presentation:

     The condensed consolidated financial statements included in this Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K filing for the year ended December 31, 1996.

     The condensed consolidated financial statements presented herein as of March 31, 1997, and for the three months then ended reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented. Except as discussed in Note 3 below, these adjustments are all of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year.

     The December 31, 1996 Condensed Consolidated Balance Sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.   Pending Sale of the Company

     On February 10, 1997, the Company and MEDIQ Incorporated (MEDIQ) entered into a definitive agreement for MEDIQ to acquire 100% of UHS outstanding common stock for $17.50 per share. Including the assumption of the Company's debt, the total purchase price is expected to be approximately $138,000,000. The transaction is to be structured as a cash merger. The transaction was approved by the Company's shareholders on April 4, 1997 and is awaiting clearance under the Hart-Scott-Rodino Antitrust Improvements Act (the "Hart-Scott-Rodino Act").

     On April 10, 1997, the Company received a request for additional information from the Federal Trade Commission ("FTC"). This "second request" extends the waiting period under the Hart-Scott-Rodino Act, during which the FTC is permitted to review the transaction, until the 20th calendar day after both companies comply with the FTC's request. The Company is currently seeking to comply with the FTC's request as expediciously as possible.

3.   Shareholder Value Expenses

     During the first quarter of 1997, the Company incurred $642,481 in costs associated with the Company's evaluation of ways to enhance shareholder value, including the potential sale of the Company, a joint venture with another Company and other alternatives, and with the subsequent efforts to complete the transaction with MEDIQ. See Note 2 above.

4.   Acquisition of Biomedical Equipment Rental and Sales, Inc. (BERS)

     On August 13, 1996, the Company acquired BERS pursuant to a Stock Purchase Agreement among the Company and the shareholders of BERS. The acquisition was accounted for using the purchase method. BERS operations have been included in the Company's results of operations since the date of acquisition.

     The following summarized, unaudited pro forma results of operations for the three months ended March 31, 1996 assume the acquisition occurred as of January 1, 1996.

                                   1996
                               -----------

     Total revenues            $15,819,936

     Net income                $   801,716

     Net earnings per share    $      0.14


     On April 4, 1997, BERS merged into the Company.

5.   Earnings Per Share

     In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting basic and diluted earnings per share
     (EPS) for financial statements issued for periods ending after December 15, 1997. The dilutive effect of stock options included in primary earnings per share was $0.01 for the first quarter of 1997. The Company's reported earnings per share for the three months ended March 31, 1997 and 1996 approximates diluted earnings per share computed under Statement No. 128.

6.   Income Tax Expense

     The Company's effective tax rate was 46.0% and 41.6% for the three months ended March 31, 1997 and 1996 respectively. The effective tax rate for the three months ended March 31, 1997 was higher than state and federal statutory rates primarily due to approximately $217,000 of non-deductible expenses incurred with the pending sale of the Company. See Notes 2 and 3 above.

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


Results of Operations

The following table provides information on the percentages certain items of selected financial data bear to total revenues and also indicates the percentage increase or decrease of this information over the prior comparable period:

                                        Percent of Total Revenue      Percentage Increase (Decrease)
                                        ------------------------      ------------------------------
                                       Three Months ended March 31,          Qtr 1 1997
                                       ----------------------------
                                           1997            1996            Over Qtr 1 1996
                                          ------          ------           ---------------
                                               (Unaudited)                    (Unaudited)
Revenues
 Equipment rentals                        90.98%          88.00%                 14.66%
 Sales of supplies and equipment           7.98%          10.86%                -18.45%
 Other                                     1.04%           1.14%                  0.58%
                                         ------          ------
  Total revenues                         100.00%         100.00%                 10.91%

Rentals and Sales Costs
 Cost of equipment rentals                20.38%          22.93%                 -1.38%
 Rental equipment depreciation            21.30%          19.63%                 20.35%
 Cost of supplies and equipment sales      6.30%           8.67%                -19.50%
                                         ------          ------
Gross Margin                              52.02%          48.77%                 18.29%

Selling, General and Administrative       32.85%          34.28%                  6.26%
Shareholder Value Expense                  4.02%                                   N/A
Interest                                   4.84%           3.51%                 52.98%
                                         ------          ------

Income Before Income Taxes                10.31%          10.98%                  4.11%
                                         ------          ------

Income Taxes                               4.74%           4.57%                 15.05%
                                         ------          ------

Net Income                                 5.57%           6.41%                 -3.69%
                                         ======          ======

                                                                               7

General

The following discussion addresses the financial condition of Universal Hospital Services, Inc. (UHS) as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996. This discussion should be read in conjunction with the financial statements included elsewhere herein and the Management's Discussion and Analysis and Financial sections of the Company's previously filed December 31, 1996 Annual Report on Form 10-K.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements in this filing looking forward in time involve risks and uncertainties, including, but not limited to, the effect of changing economic or business conditions, increased utilization of the Bazooka bed, the impact of competition, the pending sale of the Company to MEDIQ, and other risk factors described more fully below under the captions "Industry Assessment" and "Rental Equipment Build Up" and in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 under the caption "Business" and in the Company's Proxy Statement dated March 19, 1997.


Revenues

Equipment rental revenues increased during the first quarter of 1997 over the first quarter of 1996 by $1,857,000 or 14.7%. The acquisition of Biomedical Equipment Rental and Sales (BERS), completed August 13, 1996, contributed $1,184,000 to the 1997 increase in rental revenues. Although the remaining $673,000 growth in rental revenues (5.3%) was less than anticipated, this rental revenue increase resulted from continued growth at acute care hospitals and at established offices with substantially higher growth rates associated with rental revenues from alternate care customers and at newer offices. This growth was accomplished even though the acute care market is experiencing a continuing gradual decline in census rates, a very cost sensitive market and consolidations in the industry. The Company expects rental revenue generated from alternate care to continue to increase reflecting the continuing trend in health care toward treating the patient in the most cost effective environment. Future rental revenue may be adversely affected by customer uncertainties and employee departures resulting from the pending sale of the Company to MEDIQ.

Effective February 1, 1997, the Company entered into a two year agreement with Premier, Inc. (Premier), the nation's largest health care alliance enterprise, for medical equipment rentals and services. The Premier agreement and some longer term commitments the Company has entered into with some if its larger customers have required some price concessions. However, these agreements contributed to first quarter rental revenue growth and are expected to contribute to future rental revenue growth.

Sales of supplies and equipment, together with the related costs of these items, represent primarily disposable medical supplies used in connection with the Company's rental equipment. The Company believes that supplying these products is important to its full service business even though the commodity-like nature of these products results in substantially lower gross margins than its rental equipment business. Sales of supplies and equipment declined by $288,000 for the first three months of 1996 compared to the first three months of 1997. The acquisition of BERS contributed $141,000 to total sales revenue for the first quarter of 1997. Sales of the Demand Positive Airway Pressure Devices (DPAP) were $279,000 in the first quarter of 1996. During the remaining periods of 1996, sales of the Demand Positive Airway Pressure Device (DPAP) declined and, as a result of not meeting Company expectations, the Company made the decision to abandon the sleep apnea market. Of the remaining $150,000 decrease, $96,000 reflected a continuing trend by a major vendor of disposables to market its products directly to some of the Company's larger customers.

Other revenues, primarily representing net gains on sales of used rental equipment, remain insignificant. The Company expects that such revenues will continue to be a small portion of total revenues.

Rental Costs

Cost of equipment rentals represents the direct costs of operating the Company's district offices including occupancy, fleet operations, equipment repairs and technical service costs. These costs as a percentage of rental revenues decreased for the first three months from 26.0% in 1996 to 22.4% in 1997. This decrease resulted from the Company purchasing the newer generation of a line of equipment, the older generation of which had been rented from the manufacturer in 1996 on a short term basis due to perceived obsolescence risk.

Rental equipment depreciation as a percentage of rental revenues increased from 22.3% in the first quarter of 1996 to 23.4% in the comparable quarter of 1997. This increase was the result of the impact of a full year's depreciation on 1996 equipment acquisitions not being matched by growth in UHS' rental revenues and the Company's purchase of equipment that was previously rented as discussed above.


Gross Profit

Gross margin on rentals represents equipment rental revenues reduced by the cost of equipment rentals and rental equipment depreciation. Gross margin on rentals increased from 51.6% during the first quarter of 1996 to 54.2% in 1997. This increase was predominately due to the previously discussed decline in cost of equipment rentals.

Sales gross margin as a percentage of sales of supplies and equipment improved from 20.1% in the first quarter of 1996 to 21.1% in 1997. This increased sales gross margin was due to a vendor selling lower margined products directly to hospitals, which resulted in a higher margin percentage on a lower volume of total sales, and the addition of higher margined sales from BERS.


Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of total revenue decreased to 32.8% for the first three months of 1997 from 34.3% in the comparable period in 1996. The decrease primarily reflected approximately $235,000 of cost savings associated with the Company's expense control initiatives implemented in late 1996. See "Expense Control Initiatives" below.


Expense Control Initiatives

In 1996, as a result of slower than anticipated rental revenue growth and lower margins, the Company implemented several expense control initiatives to reduce or defer costs. In August, the Company announced executive salary cuts and a moratorium on new hires. In October, the Company announced the elimination of 10 corporate positions by functional consolidation and cutting nonessential activities and changed the Company's employee medical benefit program from a total company-paid plan to a shared-cost program, effective January 1, 1997. The estimated savings from these activities was approximately $235,000 for the first quarter of 1997. No material costs relating to these expense control initiatives were incurred in the first quarter of 1997. However, there can be no assurance that these initiatives will result in decreased total expense or that their implementation will materially improve margins.


Shareholder Value Expenses

The Company also incurred approximately $642,000 of costs associated with evaluating ways to increase shareholder value and costs in conjunction with the pending sale of the Company to MEDIQ. See "Pending Sale of the Company" below.

Interest Expense

Interest expense increased by $267,000 for the first quarter of 1997 over the first quarter of 1996, primarily reflecting interest on the BERS acquisition debt and incremental borrowings associated with capital equipment additions. Average borrowings increased from $25,513,000 for the first three months of 1996 to $37,388,000 for the first three months of 1997.


Income Taxes

The Company's effective tax rate increased from 41.6% during the first quarter of 1996 to 46.0% for the first quarter of 1997. This was mainly due to the addition of approximately $217,000 of non-deductible expenses incurred in connection with the announced sale of the Company to MEDIQ. See "Pending Sale of the Company" below.


Net Income

Net income decreased $34,000 from the first quarter of 1996 to the first quarter of 1997. Without the expense of $642,000 associated with evaluating ways to increase shareholder value and in conjunction with the pending sale of the Company to MEDIQ, net income would have been approximately $1,335,000 versus the reported earnings of $889,000.


Quarterly Financial Information: Seasonality

Quarterly operating results are typically affected by seasonal factors. Historically, the Company's first and fourth quarter are the most profitable, reflecting increased hospital utilization during the fall and winter months.


Capital Resources and Liquidity

As an asset intensive service business, the Company requires continued access to capital to support the acquisition of equipment for rental to its customers. The Company expects that rental equipment purchases will approximate $19,000,000 in 1997.

The Company has financed its equipment purchases primarily through internally generated funds and unsecured borrowings. As of March 31, 1997, these unsecured borrowings were comprised of term loans and a $20,000,000 revolving credit facility available through June 30, 1999. As of March 31, 1997, approximately $8,300,000 of the revolving credit facility was unused. Net cash flows from operating activities were $4,600,000 for the first three months of 1997 compared to $2,700,000 for the comparable period in 1996.

The Company believes that net cash flow from operating activities and use of its existing credit facility will be sufficient to fund working capital and capital expenditure needs for the foreseeable future. Assuming debt financing continues to be available at reasonable rates, the Company anticipates maintaining a ratio of long-term debt to total capitalization in the range of 40% to 60%. Such ratio was 55.4% as of March 31, 1997.

The Company does not maintain cash balances at its bank under a Company policy whereby the net of collected balances and cleared checks is, at the Company's option, applied to or drawn from the credit facility on a daily basis.

Biomedical Equipment Rental and Sales, Inc. Acquisition

On August 13, 1996, the Company completed its acquisition of Biomedical Equipment Rental and Sales, Inc. (BERS) pursuant to a stock purchase agreement among the Company and the shareholders of BERS for approximately $12,350,000. BERS results are included in the financial statements of the Company from the date of acquisition.


Rental Equipment Build Up

The Company acquired its equipment pool of Bazooka portable specialty beds under an exclusive agreement which was terminated in March 1996. The Company does not expect to acquire any additional Bazooka beds. Utilization of Bazooka beds in the Company's pool is currently below the desired level. The Company has performed an impairment analysis based upon projected income and cash flows in accordance with current accounting literature and has determined that the current book value of these assets is currently fully recoverable. The Company believes this supply/demand imbalance will be reduced. However, in the event that anticipated growth in customer demand for this product does not occur, the Company's margin on these products could be adversely affected.


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

Pending Sale of the Company

On February 10, 1997, the Company and MEDIQ Incorporated (MEDIQ) entered into a definitive agreement for MEDIQ to acquire 100% of UHS outstanding common stock for $17.50 per share. Including the assumption of the Company's debt, the total purchase price is expected to be approximately $138,000,000. The transaction is to be structured as a cash merger. The transaction was approved by the Company's shareholders on April 4, 1997 and is awaiting clearance under the Hart-Scott-Rodino Antitrust Improvements Act (the "Hart-Scott-Rodino Act").

On April 10, 1997, the Company received a request for additional information from the Federal Trade Commission ("FTC"). This "second request" extends the waiting period under the Hart-Scott-Rodino Act, during which the FTC is permitted to review the transaction, until the 20th calendar day after both companies comply with the FTC's request. The Company is currently seeking to comply with the FTC's request as expediciously as possible.

PART II - OTHER INFORMATION


Item 4.  Submissions of Matters to a Vote of Security Holders


          On April 4, 1997 the Company held a special meeting of the Company's shareholders. The holders of 3,889,317 shares of common stock, representing 72.4% of the 5,372,421 shares of common stock entitled to vote, were represented at the special meeting in person or by proxy.



          At the special meeting, the shareholders approved the merger agreement, dated as of February 10, 1997, by and among MEDIQ Incorporated, PRN Merger Corporation and the Company. The tabulation of the voting is listed in the table below.



                 Summary of Matter Voted Upon by Shareholders



                                    For     Against   Abstain
                                    ---     -------   -------

  Approval of Merger Agreement   3,680,916  204,385    4,016



Item 6.  Exhibits and Reports on Form 8-K



  (a)    Exhibits:

         (11)  Schedule of Computation of Per Share Earnings

         (27)  Financial Data Schedule



  (b)    Reports on Form 8-K:

         Form 8-K, dated February 18, 1997, reporting the announcement of the Company entering into a definitive agreement, dated February 10, 1997, for MEDIQ Incorporated to acquire the Company.

         Form 8-K/A, dated February 27, 1997, amending the Form 8-K filed on February 18, 1997, by including the Agreement and Plan of Merger dated February 10, 1997 by and among MEDIQ Incorporated, PRN Merger Corporation and the Company.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 14, 1997
       ------------



                                    Universal Hospital Services, Inc.



                                 By /s/ Thomas A. Minner
                                    --------------------

                                    Thomas A. Minner, President and

                                    Chief Executive Officer



                                 By /s/ David E. Dovenberg
                                    ----------------------

                                    David E. Dovenberg,

                                    Vice President of Finance and

                                    Chief Financial Officer

               Universal Hospital Services, Inc. and Subsidiary


                      EXHIBIT INDEX TO REPORT ON FORM 10-Q



Exhibit

Number     Description                                   Page
------     -----------                                   ----


  11       Schedule of Computation of Per Share Earnings  16


  27       Financial Data Schedule                        Electronically Filed