Form 10-Q
period 1997-06-30
UNIVERSAL HOSPITAL SERVICES INC
filed 1997-08-12
CIK 886171

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:  June 30, 1997

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from  _______________________

Commission file Number:  0-20086


                       UNIVERSAL HOSPITAL SERVICES, INC.
                       ---------------------------------
                         (Exact Name of Registrant as
                           specified in its charter)

               Minnesota                                41-0760940
     --------------------------------      ------------------------------------
     (State or other jurisdiction of        (IRS Employer Identification No.)
      incorporation or organization)


                             1250 Northland Plaza
                             3800 West 80th Street
                      Bloomington, Minnesota  55431-4442
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

                        Yes        X       No  _____
                                 -----


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

     Class                                 Outstanding as of July 31 , 1997
     ---------------------                 --------------------------------

     Common Stock                          5,470,749 shares

PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                       UNIVERSAL HOSPITAL SERVICES, INC.

                         CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                     THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                     ---------------------------        -------------------------
                                                           1997         1996                 1997         1996
                                                     -------------   ------------       ------------  -----------
REVENUES:
  Equipment rentals                                     $13,862,653  $12,102,806         $28,385,302  $24,768,454
  Sales of supplies and equipment                         1,324,793    1,379,213           2,598,744    2,941,417
  Other                                                     153,911      152,100             319,094      316,329
                                                        -----------  -----------         -----------  -----------
    Total revenues                                       15,341,357   13,634,119          31,303,140   28,026,200

COSTS AND EXPENSES:
  Cost of equipment rentals                               3,195,799    3,255,895           6,449,495    6,555,180
  Rental equipment depreciation                           3,600,000    2,970,000           7,000,000    5,795,000
  Cost of supplies and equipment sales                    1,020,242    1,121,643           2,025,147    2,369,896
  Write-down of DPAP inventory                                         1,030,500                        1,030,500
  Selling, general and administrative                     4,707,985    4,752,610           9,950,955    9,686,824
  Shareholder value expenses                                268,440                          910,921
  Interest                                                  785,492      529,719           1,557,587    1,034,412
                                                        -----------  -----------         -----------  -----------
    Total costs and expenses                             13,577,958   13,660,367          27,894,105   26,471,812
                                                        -----------  -----------         -----------  -----------

Income (loss) before income taxes                         1,763,399      (26,248)          3,409,035    1,554,388
Provision for income taxes:
  Current                                                   512,000       46,000           1,067,000      437,000
  Deferred                                                  275,000      (34,000)            477,000      233,000
                                                        -----------  -----------         -----------  -----------
                                                            787,000       12,000           1,544,000      670,000

                                                        -----------  -----------         -----------  -----------
NET INCOME (LOSS)                                       $   976,399     ($38,248)        $ 1,865,035  $   884,388
                                                        ===========  ===========         ===========  ===========

NET EARNINGS (LOSS) PER SHARE OF
  COMMON STOCK                                                $0.17       ($0.01)              $0.33        $0.16
                                                        ===========  ===========         ===========  ===========

Weighted average common and
  common equivalent shares outstanding                    5,646,394    5,445,911           5,635,040    5,539,049
                                                        ===========  ===========         ===========  ===========



The accompanying notes are an integral part of the unaudited condensed financial statements.

                       UNIVERSAL HOSPITAL SERVICES, INC.

                            CONDENSED BALANCE SHEETS

                                                              ASSETS
                                                              ------

                                                                                      JUNE 30,        DECEMBER 31,
                                                                                        1997              1996
                                                                                    ------------      ------------
                                                                                     (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                                                           $    197,422
  Accounts receivable, net                                                           $12,594,012        12,123,972
  Inventories                                                                          1,499,686         1,256,388
  Other                                                                                  786,172         1,562,303
  Deferred income taxes                                                                  576,000           708,000
                                                                                     -----------      ------------
          Total current assets                                                        15,455,870        15,848,085

PROPERTY AND EQUIPMENT:
  Rental equipment, at cost less accumulated depreciation                             46,117,241        44,546,290
  Property and office equipment, at cost less accumulated depreciation                 3,230,058         3,497,589
                                                                                     -----------      ------------
          Total property and equipment, net                                           49,347,299        48,043,879

INTANGIBLE ASSETS:
  Goodwill, less accumulated amortization                                             14,683,110        15,057,516
  Other                                                                                  795,952           757,396
                                                                                     -----------       -----------
          TOTAL ASSETS                                                               $80,282,231       $79,706,876
                                                                                     ===========       ===========

                                               LIABILITIES AND SHAREHOLDERS' EQUITY
                                               ------------------------------------

CURRENT LIABILITIES:
  Current portion of long-term debt                                                  $ 2,371,620       $ 1,957,743
  Accounts payable                                                                     2,803,946         3,902,756
  Accrued compensation and pension                                                     2,100,463         1,990,640
  Accrued expenses                                                                     1,308,394         1,184,573
                                                                                     -----------       -----------
    Total current liabilities                                                          8,584,423         9,035,712

  Deferred compensation and pension                                                    1,987,096         1,772,692
  Deferred income taxes                                                                4,923,000         4,578,000
  Long-term debt                                                                      33,019,098        35,192,589

  Commitments and contingencies

SHAREHOLDERS' EQUITY:
  Preferred Stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding
  Common Stock, $0.01 par value; 10,000,000 shares authorized,
    5,470,749 and 5,371,921 issued and outstanding at
    June 30, 1997 and December 31, 1996, respectively                                     54,707            53,719
  Additional paid-in capital                                                          15,644,861        14,870,153
  Retained earnings                                                                   16,069,046        14,204,011
                                                                                     -----------       -----------
          Total shareholders' equity                                                  31,768,614        29,127,883
                                                                                     -----------       -----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $80,282,231       $79,706,876
                                                                                     ===========       ===========


The accompanying notes are an integral part of the unaudited condensed financial statements.

                       UNIVERSAL HOSPITAL SERVICES, INC.

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                               -------------------------------
                                                                                   1997               1996
                                                                               ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                  $  1,865,035       $     884,388
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                                7,832,265           6,328,332
     Provision for doubtful accounts                                                194,487             114,773
     Gain on sales of equipment                                                    (199,825)           (135,340)
     Write-down of DPAP inventory                                                                     1,030,500
     Deferred income taxes                                                          477,000             233,000
   Changes in operating assets and liabilities:
     Accounts receivable                                                           (717,678)             61,783
     Inventories and other operating assets                                         532,833          (1,091,712)
     Accounts payable and accrued expenses                                          596,756            (563,430)
                                                                                -----------        ------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                              10,580,873           6,862,294
                                                                                -----------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Rental equipment purchases                                                    (9,795,674)         (8,802,534)
   Property and office equipment purchases                                         (112,233)           (558,130)
   Proceeds from sale of equipment                                                  410,346             379,769
   Other                                                                            (64,271)           (276,936)
                                                                                -----------        ------------
          NET CASH USED IN INVESTING ACTIVITIES                                  (9,561,832)         (9,257,831)
                                                                                -----------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                           753,396             106,616
   Tax benefit of nonqualified stock options                                         11,150
   Proceeds under loan agreements                                                12,020,000          14,595,000
   Payments under loan agreements                                               (13,779,614)        (12,227,000)
   (Decrease) in book overdraft                                                    (221,395)            (79,079)
                                                                                -----------        ------------
          NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                       (1,216,463)          2,395,537
                                                                                -----------        ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                            (197,422)            ---

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    197,422             ---
                                                                                -----------        ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $   ---            $    ---
                                                                                ===========        ============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                                $ 1,575,000        $  1,047,000
                                                                                ===========        ============
   Income taxes paid                                                            $   996,000        $    876,000
                                                                                ===========        ============
 Rental equipment purchases included in accounts payable                        $   424,000        $    464,121
                                                                                ===========        ============


The accompanying notes are an integral part of the unaudited condensed financial statements.

                       UNIVERSAL HOSPITAL SERVICES, INC.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS



1. BASIS OF PRESENTATION:

   The condensed financial statements included in this Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company's Form 10-K filing for the year ended December 31, 1996.

   The condensed financial statements presented herein as of June 30, 1997 and 1996, and for the three and six months then ended reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented. Except as discussed in Note 3 below and the write-down of DPAP inventory in the second quarter of 1996, these adjustments are all of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year.

   The December 31, 1996 Condensed Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. PENDING SALE OF THE COMPANY

   On February 10, 1997, the Company and MEDIQ Incorporated (MEDIQ) entered into a definitive agreement for MEDIQ to acquire 100% of UHS outstanding common stock for $17.50 per share. Including the assumption of the Company's debt, the total purchase price is expected to be approximately $138,000,000. The transaction is to be structured as a cash merger. On April 10, 1997, UHS and MEDIQ received a request for additional information from the Federal Trade Commission (FTC) which has now been provided to the Commission. On July 24, 1997, the Company and MEDIQ announced that they had extended from August 30, 1997 to October 31, 1997, the date after which either party could terminate the acquisition agreement. The amendment was entered into in order to provide additional time to resolve or defend against certain concerns that have been raised by the staff of the FTC to the merger. On July 29, 1997, the Company and MEDIQ announced that they had been informed by the FTC that the Commission had authorized its staff to seek a preliminary injunction against consummation of the proposed acquisition.

3. SHAREHOLDER VALUE EXPENSES

   During the second quarter of 1997, the Company incurred $268,440 ($910,921 for the six months) of non-recurring expenses associated with the Company's efforts to evaluate ways to enhance shareholder value. See Note 2 above.

4. DISSOLUTION OF BIOMEDICAL EQUIPMENT RENTAL AND SALES, INC. (BERS)

   On August 13, 1996, the Company acquired BERS pursuant to a Stock Purchase Agreement among the Company and the shareholders of BERS. The acquisition was accounted for using the purchase method. BERS operations have been included in the Company's results of operations since the date of acquisition.

   The following summarized, unaudited pro forma results of operations for the three and six months ended June 30, 1996 assume the acquisition occurred as of January 1, 1996.

                                                                 THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                    JUNE 30, 1996      JUNE 30, 1996
                                                                 -------------------  ----------------
   Total revenues                                                    $15,112,829         $30,932,765
   Net (loss) income                                                   ($140,706)           $661,010
   Net (loss) earnings per share of common stock                          ($0.02)              $0.12

  On April 4, 1997, BERS merged into the Company.

5. EARNINGS PER SHARE

   In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting basic and diluted earnings per share (EPS) for financial statements issued for periods ending after December 15, 1997. The dilutive effect of stock options included in the primary earnings per share was $0.01 for the second quarter of 1997 versus no dilutive effect for the second quarter of 1996. For the six month period ending June 30, the dilutive effect of stock options included in primary earnings was $0.02 for 1997 versus no dilutive effect for 1996. The Company's reported earnings per share for the three and six months ended June 30, 1997 and 1996 approximates diluted earnings per share computed under Statement No. 128.

6. INCOME TAX EXPENSE

   The Company's effective tax rate increased from 43.1% during the first six months of 1996 to 45.3% for the first quarter of 1997. The increase is due to the nondeductible nature of certain non-recurring expenses incurred during the year associated with the pending sale of the Company.

   See Notes 2 and 3 above.

7. COMMON SHAREHOLDERS' EQUITY

   Under the Employee Stock Purchase Plan, a total of 7,268 shares of common stock were sold at $9.24 per share on June 30, 1997.

   In addition, a total of 91,560 shares of common stock were issued through the exercise of stock options during the six months ended June 30, 1997.

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

RESULTS OF OPERATIONS

The following table provides information on the percentages certain items of selected financial data bear to total revenues and also indicates the percentage increase or decrease of this information over the prior comparable period:

                                                   PERCENT OF TOTAL REVENUES                    PERCENTAGE OF INCREASE (DECREASE)
                                                   -------------------------                    --------------------------------
                                       THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,     QTR 2 1997     SIX MONTHS 1997
                                          1997           1996         1997           1996     OVER QTR 2 1996  OVER SIX MONTHS 1996
                                          ----           ----         ----           ----     ---------------  --------------------
REVENUES
 Equipment rentals                       90.36%        88.77%       90.68%         88.38%          14.54%            14.60%
 Sales of supplies and equipment          8.64%        10.12%        8.30%         10.49%          (3.95%)          (11.65%)
 Other                                    1.00%         1.11%        1.02%          1.13%           1.19%             0.87%
                                        ------        ------       ------         ------
    Total revenues                      100.00%       100.00%      100.00%        100.00%          12.52%            11.69%

RENTALS AND SALES COSTS
 Cost of equipment rentals               20.83%        23.88%       20.60%         23.39%          (1.85%)           (1.61%)
 Rental equipment depreciation           23.47%        21.78%       22.36%         20.68%          21.21%            20.79%
 Cost of supplies and equipment sales     6.65%         8.23%        6.47%          8.45%          (9.04%)          (14.55%)
 Write-down of DPAP inventory                           7.56%                       3.68%            N/A               N/A
                                         ------        ------       ------         ------
GROSS MARGIN                             49.05%        38.55%       50.57%         43.80%          43.17%            28.94%

SELLING, GENERAL AND ADMINISTRATIVE      30.69%        34.86%       31.79%         34.56%          (0.94%)            2.73%
SHAREHOLDER VALUE EXPENSES                1.75%                      2.91%                           N/A               N/A
INTEREST                                  5.12%         3.88%        4.98%          3.69%          48.28%            50.58%
                                         ------        ------       ------         ------

INCOME (LOSS) BEFORE INCOME TAXES        11.49%        (0.19%)      10.89%          5.55%            N/A            119.32%
                                         ------        ------       ------         ------

INCOME TAXES                              5.13%         0.09%        4.93%          2.39%            N/A            130.45%
                                         ------        ------       ------         ------

NET INCOME (LOSS)                         6.36%        (0.28%)       5.96%          3.16%            N/A            110.88%
                                         ======        ======       ======         ======

GENERAL

The following discussion addresses the financial condition of Universal Hospital Services, Inc. (UHS) as of June 30, 1997 and the results of its operations and its cash flows for the three and six month periods ended June 30, 1997 and 1996, respectively. This discussion should be read in conjunction with the financial statements included elsewhere herein and the Management's Discussion and Analysis and Financial sections of the Company's previously filed December 31, 1996 Annual Report on Form 10-K.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements in this filing looking forward in time involve risks and uncertainties, including, but not limited to, the effect of changing economic or business conditions, the impact of competition, increased utilization of the Bazooka bed, the pending sale of the company to MEDIQ, Incorporated ("MEDIQ") and subsequent Federal Trade Commission ("FTC") moves to block such sale, and other risk factors described more fully below under the captions "Industry Assessment" and "Rental Equipment Build Up" and in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 under the caption "Business" and in the Company's Proxy Statement dated March 19, 1997.

REVENUES

Equipment rental revenues increased during the second quarter of 1997 over the second quarter of 1996 by $1,760,000 and increased for the six months ended June 30, 1997 over the first six months of 1996 by $3,617,00. The acquisition of Biomedical Equipment Rental and Sales (BERS), completed August 13, 1996, contributed approximately $1,186,000 and $2,370,000 to the increase in rental revenues in the current three and six month periods, respectively. Although the remaining $574,000 growth in rental revenues in the second quarter and the $1,247,000 growth year-to-date was less than anticipated, these rental revenue increases resulted from continued growth at acute care hospitals and at established offices, with substantially higher growth rates from alternate care customers and at newer offices. This growth was accomplished even though the acute care market is experiencing: a continuing gradual decline in census rates, a very cost sensitive market and consolidations in the industry. The Company expects rental revenue generated from alternate care to continue to increase reflecting the trend in health care toward treating the patient in the most cost effective environment. Future rental revenues may be adversely affected by customer uncertainties and loss of employees resulting from the pending sale of the Company to MEDIQ. (See "Pending Sale of the Company" below.)

Effective February 1, 1997, the Company entered into a two-year agreement with Premier, Inc. (Premier), the nation's largest health care alliance enterprise, for medical equipment rentals and services. The Premier agreement and some longer term commitments the Company has established with some if its larger customers have required some price concessions. However, these agreements contributed to second quarter rental revenue growth and are expected to contribute to future rental revenue growth.

Sales of supplies and equipment, together with the related costs of these items, represent primarily disposable medical supplies used in connection with the Company's rental equipment. The Company believes that supplying these products is important to its full service business even though the commodity-like nature of these products results in substantially lower gross margins than its rental equipment business. Sales of supplies and equipment declined by $54,000 and $343,000, respectively, for the second quarter and first six months of 1997 compared to the same periods in 1996. The acquisition of BERS contributed approximately $215,000 and $355,000, respectively, to total sales revenue for the second quarter and first six months of 1997. Sales of the Demand Positive Airway Pressure Devices (DPAP) were $104,000 in the second quarter of 1996 and $383,000 for the first six months of 1996. During the remaining periods of 1996, sales of DPAP continued to decline and, as a result of not meeting Company expectations, in December, 1996 the Company made the decision to abandon the sleep apnea market. This decision contributed to the decline in total sales during the three and six month periods ended June 30, 1997. Sales were also adversely impacted by $80,000 in the second quarter and $175,000 year-to-date in 1997 as a result of a continuing trend by a major vendor of disposables to market its products directly to some of the Company's larger customers.

Other revenues, primarily representing net gains on sales of used rental equipment, remain insignificant. The Company expects that such revenues will continue to be a small portion of total revenues.

RENTAL COSTS

Cost of equipment rentals represents the direct costs of operating the Company's district offices including occupancy, fleet operations, equipment repairs and technical service costs. These costs as a percentage of rental revenues decreased to 23.1% for the second quarter 1997 and to 22.7% for the six months ended June 30, 1997 from 26.9% and 26.5% for the second quarter and the first half of 1996, respectively. These decreases resulted from the Company purchasing the newer generation of a line of equipment, the older generation of which had been rented from the manufacturer on a short term basis in 1996 due to perceived obsolescence risk. In addition, primarily in the second quarter, these decreases reflected the loss of some rental support staff as a result of the pending acquisition by MEDIQ.

Rental equipment depreciation as a percentage of rental revenues increased from 24.5% in the second quarter of 1996 to 26.0% in the comparable quarter of 1997. For the six months ended June 30, 1997, rental equipment depreciation as a percentage of rental revenues increased to 24.7% from 23.4% for the same period in 1996. These increases were the result of the impact of a full year's depreciation on 1996 equipment acquisitions (including a higher depreciation percentage on rental revenues associated with the BERS acquisition) and the Company's purchase of equipment that was previously rented as discussed above.

GROSS PROFIT

Gross margin on rentals represents equipment rental revenues reduced by the cost of equipment rentals and rental equipment depreciation. Gross margin on rentals increased from 48.6% for the second quarter of 1996 to 51.0% for the same period in 1997, and from 50.1% for the first six months of 1996 to 52.6% for the six month period ending June 30, 1997. These increases were predominately due to the previously discussed declines in cost of equipment rentals and to curtailment of the Company's geographic expansion which began during the second half of 1996.

Sales gross margin as a percentage of sales of supplies and equipment improved from 18.7% in the second quarter of 1996 to 23.0% in 1997, and from 19.4% for the first six months of 1996 to 22.1% for the six month period ended June 30, 1997. The increases in sales gross margin during the three and six month periods was due a vendor selling lower margined products directly to hospitals, which resulted in a higher margin percentage on a lower volume of total sales, and the addition of higher margin BERS sales.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses as a percentage of total revenue decreased to 30.7% for the second quarter of 1997 from 34.9% in the comparable period in 1996 and to 31.8% for the six months ended June, 30 1997 from 34.6% for the comparable 1996 period. These decreased percentages reflect cost savings associated with the Company's expense control initiatives in late 1996 and, the loss of employees due to the pending acquisition of the Company by MEDIQ, primarily during the second quarter of 1997.

EXPENSE CONTROL INITIATIVES

In the second half of 1996, as a result of slower than anticipated rental revenue growth and lower margins, the Company implemented several expense control initiatives to reduce or defer costs. In August, the Company announced executive salary cuts and a moratorium on new hires. In October, the Company announced the elimination of 10 corporate positions by functional consolidation and cutting nonessential activities and changed the Company's employee medical benefit program from a total company-paid plan to a shared-cost program, effective January 1, 1997.

SHAREHOLDER VALUE EXPENSES

The Company incurred costs of approximately $268,000 and $911,000 during the second quarter and first six months of 1997, respectively, associated with evaluating ways to increase shareholder value and in conjunction with the pending sale of the Company to MEDIQ. ( See "Pending Sale of the Company" below.)

INTEREST EXPENSE

Interest expense increased by $256,000 from the second quarter of 1996 to the second quarter of 1997 and by $523,000 from the first six months of 1996 to the first six months of 1997, primarily reflecting interest on the BERS acquisition debt and incremental borrowings associated with capital equipment additions. Average borrowings increased from $26,573,000 in the second quarter of 1996 to $36,073,000 in the second quarter of 1997 and from $25,909,000 in the first half of 1996 to $36,608,000 in the first half of 1997.

INCOME TAXES

The Company's effective income tax rate increased from 43.1% for the first half of 1996 to 45.3% for the six months ended June 30, 1997, primarily as a result of certain non-deductible expenses incurred in connection with the announced sale of the Company to MEDIQ. (See "Pending Sale of the Company" below.)

NET INCOME

Adjusting for the net income impact of the DPAP write off during the second quarter of 1996 and for shareholder value expenses during the first half of 1997, the comparable net income for the second quarters ended June 30, 1997 and 1996, would have been $1,196,000 and $566,000 respectively, and net income for the six months periods ended June 30, 1997 and 1996 would have been approximately $2,531,000 and $1,489,000, respectively, versus the amounts actually reported.

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

The Company has financed its equipment purchases primarily through internally generated funds and unsecured borrowings. As of June 30, 1997, these unsecured borrowings were comprised of term loans and a $20,000,000 revolving credit facility available through June 30, 1999. As of June 30, 1997 approximately $10,142,000 of the revolving credit facility was unused. Net cash flows from operating activities were $10,581,000 for the six months ended June 30,1997, compared to $6,862,000 for the same period in 1996.

The Company believes that net cash flow from operating activities and use of its existing credit facility will be sufficient to fund working capital and capital expenditure needs for the foreseeable future. Assuming debt financing continues to be available at reasonable rates, the Company anticipates maintaining a ratio of long-term debt to total capitalization in the range of 40% to 60%. Such ratio was 52.7% as of June 30, 1997.

The Company does not maintain cash balances at its bank under a Company policy whereby the net of collected balances and cleared checks is, at the Company's option, applied to or drawn from the credit facility on a daily basis.

RENTAL EQUIPMENT BUILD UP

The Company acquired its equipment pool of Bazooka portable specialty beds under an exclusive agreement which was terminated in March 1996. The Company does not expect to acquire any additional Bazooka beds. Utilization of Bazooka beds in the Company's pool is currently below the desired level. The Company has performed an impairment analysis based upon projected income and cash flows in accordance with the current accounting literature and has determined that the current book value of these assets is currently fully recoverable. The Company believes this supply/demand imbalance will be reduced. However, in the event that anticipated growth in customer demand for this product does not occur, the Company's margin on these products could be adversely affected.

INDUSTRY ASSESSMENT

The Company's customers, primarily acute care hospitals and other health care providers, have been and continue to be faced with cost containment pressures and uncertainties with respect to health care reform and reimbursement. The Company believes that a market generated reform is continuing with movement toward health care related consolidations, managed care and the formation of integrated healthcare systems. There is an effort by providers of health care to coordinate all aspects of patient care irrespective of delivery location. Likely changes in reimbursement methodology, and a gradual transition toward fixed, per-capita payment systems and other risk-sharing mechanisms will reward health care providers who improve efficiencies and effectively manage their costs, while providing care in the most appropriate setting. Although future reimbursement policies, remain uncertain and unpredictable, the Company believes that the recently approved five year budget and tax bills, which will be financed largely through cuts in the growth of Medicare spending, will continue to place focus on cost containment in health care, with universal access to care and quality of care being important, but nonetheless secondary considerations.

The Company believes its Pay-Per-Use Equipment Management Programs respond favorably to the current reform efforts by providing high quality equipment through programs which help health care providers improve their efficiency while effectively matching costs to patient needs, wherever that care is being provided. While the Company's strategic focus appears consistent with the providers efforts to contain costs and improve efficiencies, there can be no assurances as to how health care reform will ultimately evolve and the impact it will have on the Company.

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

PENDING SALE OF THE COMPANY

On February 10, 1997, the Company and MEDIQ entered into a definitive agreement for MEDIQ to acquire UHS for $17.50 per UHS share. On April 10, 1997, UHS and MEDIQ received a request for additional information from the Federal Trade Commission ("FTC"), which has now been provided. On July 24, 1997, the Company and MEDIQ announced that they had extended from August 30, 1997, to October 31, 1997, the date after which either party could terminate the Acquisition Agreement. This amendment was entered into to provide additional time to resolve or defend against certain concerns that had been raised by the staff of the FTC to this Merger. On July 29, 1997, the Company and MEDIQ announced that they had been informed by the FTC that the Commission had authorized its staff to seek a Preliminary Injunction against consummation of the proposed acquisition.

The Company's ability to retain promotional personnel and to hire replacements for those who have already left, the Company's ability to attract new customers, and therefore, the Company's future ability to maintain and grow rental revenues and its future operating performance may be adversely impacted by the uncertainties surrounding the announced FTC action.

PART II - OTHER INFORMATION


   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (A) EXHIBITS:

              (11)  Schedule of Computation of Per Share Earnings

              (27)  Financial Data Schedule

          (B) REPORTS ON FORM 8-K:

              Form 8-K, dated July 24, 1997, reporting the announcement of amendment Number 1 to the Agreement and Plan of Merger between MEDIQ and the Company. Amendment provides that either MEDIQ or the Company may terminate the Merger Agreement if the merger is not consummated by October 31, 1997. It also provides that if the FTC files with any U.S. District Court a motion of preliminary injunction with respect to the merger, either party will have the right to terminate the agreement within five days after issuance by the District Court of a preliminary injunction.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 8, 1997
       --------------



                                        UNIVERSAL HOSPITAL SERVICES, INC.

                                   By   /s/ Thomas A. Minner
                                        ---------------------
                                        Thomas A. Minner, President and
                                        Chief Executive Officer



                                   By   /s/ David E. Dovenberg
                                        ----------------------
                                        David E. Dovenberg,
                                        Vice President of Finance and
                                        Chief Financial Officer

                       UNIVERSAL HOSPITAL SERVICES, INC.

                     EXHIBIT INDEX TO REPORT ON FORM 10-Q



EXHIBIT
NUMBER             DESCRIPTION                              PAGE
------             -----------                              ----


11         Schedule of Computation of Per Share Earnings    15

27         Financial Data Schedule                          Electronically Filed

                       UNIVERSAL HOSPITAL SERVICES, INC.

                 SCHEDULE OF COMPUTATION OF PER SHARE EARNINGS
                                  (UNAUDITED)



                                                                THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                                ---------------------------        -------------------------
                                                                   1997             1996              1997           1996
                                                                ----------       ----------        ----------     ----------
PRIMARY:

  Net income (loss)                                              $ 976,399         ($38,248)       $1,865,035     $  884,388
                                                                 =========        =========        ==========     ==========

  Weighted average number of common shares outstanding
     during this period                                          5,425,434        5,445,911         5,401,241      5,445,590

  Add common equivalent shares relating to outstanding
     options to purchase common stock using the
     treasury stock method                                         220,959                            233,798         93,459
                                                                 ---------        ---------        ----------     ----------

     Weighted average number of common and common
       equivalent shares outstanding                             5,646,393        5,445,911         5,635,039      5,539,049
                                                                 =========        =========        ==========     ==========

  Primary net earnings (loss) per common share                       $0.17           ($0.01)            $0.33          $0.16
                                                                 =========        =========        ==========     ==========


FULLY DILUTED:

  Net income (loss)                                               $976,399         ($38,248)       $1,865,035     $  884,388
                                                                 =========        =========        ==========     ==========

  Weighted average number of common shares
     outstanding during this period                              5,425,434        5,445,911         5,401,241      5,445,590

  Add common equivalent shares relating to outstanding
     options to purchase common stock using the
     treasury stock method                                         225,338                            246,531         93,459
                                                                 ---------        ---------        ----------     ----------

     Weighted average number of common and common
       equivalent shares outstanding                             5,650,772        5,445,911         5,647,772      5,539,049
                                                                 =========        =========        ==========     ==========

  Fully diluted net earnings (loss) per common share                 $0.17           ($0.01)            $0.33          $0.16
                                                                 =========        =========        ==========     ==========