Form 10-Q
period 1997-09-30
UNIVERSAL HOSPITAL SERVICES INC
filed 1997-11-13
CIK 886171

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  September 30, 1997

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

      Yes       X                     No
          ------------                    -------------

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

 Class                          Outstanding as of November 1, 1997
 -----                          ----------------------------------

 Common Stock                   5,475,959 shares

PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements



                       UNIVERSAL HOSPITAL SERVICES, INC.

                         CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)



                               Three Months ended        Nine Months ended
                                  September 30,             September 30,
                            ------------------------  ------------------------
                                 1997        1996         1997        1996
                            -----------  -----------  -----------  -----------
Revenues:
  Equipment rentals         $12,790,081  $12,350,719  $41,175,383  $37,119,173
  Sales of supplies
   and equipment              1,194,950    1,262,599    3,793,694    4,204,016
  Other                         200,692      135,827      519,786      452,156
                             ----------  -----------  -----------  -----------
     Total revenues          14,185,723   13,749,145   45,488,863   41,775,345

COSTS AND EXPENSES:
  Cost of equipment rentals   3,424,018    3,188,173    9,873,513    9,743,353
  Rental equipment
   depreciation               3,700,000    3,223,202   10,700,000    9,018,202
  Cost of supplies
   and equipment sales          942,122      997,344    2,967,269    3,367,240
  Write-down of DPAP
   inventory                                                         1,030,500
  Selling, general and
   administrative             4,263,608    4,723,912   14,214,563   14,410,736
  Shareholder value
   expenses                     219,451                 1,130,372
  Interest                      737,978      656,212    2,295,565    1,690,624
                             ----------  -----------  -----------  -----------
      Total costs and
       expenses              13,287,177   12,788,843   41,181,282   39,260,655
                             ----------  -----------  -----------  -----------

Income before income taxes      898,546      960,302    4,307,581    2,514,690
Provision for income taxes:
  Current                       258,000      269,000    1,325,000      706,000
  Deferred                      139,000      151,000      616,000      384,000
                             ----------  -----------  -----------  -----------
                                397,000      420,000    1,941,000    1,090,000

                             ----------  -----------  -----------  -----------
NET INCOME                   $  501,546   $  540,302  $ 2,366,581  $ 1,424,690
                             ==========  ===========  ===========  ===========

NET EARNINGS PER SHARE OF
 COMMON STOCK                     $0.09        $0.10        $0.42        $0.26
                             ==========  ===========  ===========  ===========

Weighted average common
 and common equivalent
 shares outstanding           5,656,492    5,459,194    5,641,345    5,512,430
                             ==========  ===========  ===========  ===========



              The accompanying notes are an integral part of the
                   unaudited condensed financial statements.

                       UNIVERSAL HOSPITAL SERVICES, INC.

                            CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS
                                     ------

                                            September 30,   December 31,
                                                 1997           1996
                                            ------------    ------------

Current assets:
    Cash and cash equivalents                                $   197,422
    Accounts receivable, net                 $11,450,902      12,123,972
    Inventories                                1,517,179       1,256,388
    Other                                      1,241,942       1,562,303
    Deferred income taxes                        628,000         708,000
                                             -----------     -----------
         Total current assets                 14,838,023      15,848,085


PROPERTY AND EQUIPMENT:
    Rental equipment, at cost less
     accumulated depreciation                 46,529,032      44,546,290
    Property and office equipment,
     at cost less accumulated depreciation     3,078,808       3,497,589
                                             -----------     -----------
          Total property and equipment, net   49,607,840      48,043,879

INTANGIBLE ASSETS:
    Goodwill, less accumulated
     amortization                             14,495,907      15,057,516
    Other                                        753,858         757,396
                                             -----------     -----------
          TOTAL ASSETS                       $79,695,628     $79,706,876
                                             ===========     ===========

       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt        $ 2,322,369     $ 1,957,743
    Accounts payable                           3,605,940       3,902,756
    Accrued compensation and pension           1,999,395       1,990,640
    Accrued expenses                             986,235       1,184,573
                                             -----------     -----------
          Total current liabilities            8,913,939       9,035,712

    Deferred compensation
     and pension                               2,167,427       1,772,692
    Deferred income taxes                      5,114,000       4,578,000
    Long-term debt                            31,191,277      35,192,589

Commitments and contingencies

SHAREHOLDERS' EQUITY:
    Preferred Stock, $0.01 par value;
     5,000,000 shares authorized,
     no shares issued and outstanding
    Common Stock, $0.01 par value, 10,000,000
     shares authorized, 5,475,959 and
     5,371,921 issued and outstanding at
     September 30, 1997 and December 31,
     1996, respectively                           54,760          53,719
    Additional paid-in capital                15,683,633      14,870,153
    Retained earnings                         16,570,592      14,204,011
                                             -----------     -----------
           Total shareholders' equity         32,308,985      29,127,883
                                             -----------     -----------
           TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY             $79,695,628     $79,706,876
                                             ===========     ===========

             The accompanying notes are an integral part of the
                  unaudited condensed financial statements.

                       UNIVERSAL HOSPITAL SERVICES, INC.


                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                          Nine Months Ended September 30,
                                         -----------------------------------
                                               1997               1996
                                         ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                 $ 2,366,581         $ 1,424,690
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
   Depreciation and amortization             11,948,396           9,898,700
   Provision for doubtful accounts              337,078             114,773
   Gain on sales of equipment                  (206,290)           (122,648)
   Write-down of DPAP inventory                                   1,030,500
   Deferred income taxes                        616,000             384,000
 Changes in operating assets and
  liabilities:
   Accounts receivable                          210,267             347,047
   Inventories and other operating assets        59,570          (1,127,257)
   Accounts payable and accrued expenses      1,061,441          (1,525,037)
                                            -----------         -----------
    NET CASH PROVIDED BY OPERATING
     ACTIVITIES                              16,393,043          10,424,768
                                            -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Rental equipment purchases                 (13,628,930)        (11,261,144)
 Property and office equipment purchases       (151,968)           (658,757)
 Proceeds from sale of equipment                592,197             446,920
 Acquisition of BERS, net of cash
  acquired                                                      (12,074,854)
 Other                                           10,962            (374,095)
                                            -----------         -----------
   NET CASH USED IN INVESTING ACTIVITIES    (13,177,739)        (23,921,930)
                                            -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock         803,371             106,616
 Repurchase of common stock                                        (727,375)
 Tax benefit of nonqualified stock
  options                                        11,150
 Proceeds under loan agreements              17,784,000          47,419,000
 Payments under loan agreements             (21,420,686)        (32,049,338)
 Decrease in book overdraft                    (590,761)           (814,783)
                                            -----------         -----------
   NET CASH (USED IN) PROVIDED BY
    FINANCING ACTIVITIES                     (3,412,926)         13,934,120

NET CHANGE IN CASH AND CASH EQUIVALENTS        (197,422)            436,958
                                            -----------         -----------

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                      197,422                  --
                                            -----------         -----------

CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                     $        --         $   436,958
                                            ===========         ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

 Interest paid                              $ 2,349,000         $ 1,531,000
                                            ===========         ===========
 Income taxes paid                          $ 1,777,000         $   876,000
                                            ===========         ===========
 Rental equipment purchases included in
  accounts payable                          $   876,000         $   831,975
                                            ===========         ===========


              The accompanying notes are an integral part of the
                   unaudited condensed financial statements.

                       UNIVERSAL HOSPITAL SERVICES, INC.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION:

The condensed financial statements included in this Quarterly Report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company's Form 10-K filing for the year ended December 31, 1996.

The condensed financial statements presented herein as of September 30, 1997, and for the three and nine months then ended reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented. Except as discussed in Note 3 below and the write-down of DPAP inventory in 1996, these adjustments are all of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year.

The December 31, 1996 Condensed Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.   ENHANCING SHAREHOLDER VALUE

On September 22, 1997, the Company and MEDIQ mutually terminated their agreement relating to the proposed acquisition of the Company by MEDIQ previously announced on February 10, 1997. This termination resulted from the likelihood of a protracted administrative proceeding before the Federal Trade Commission ("FTC") and the uncertainty of the outcome and the costs associated with continuing to defend against the efforts of the FTC to obtain a preliminary injunction to prevent the merger of MEDIQ and the Company.


On September 22, 1997, the Company announced that, in light of the termination of the proposed acquisition of the Company by MEDIQ, the Board of Directors had re-engaged in the process of exploring strategic alternatives to enhance shareholder value. On September 29, 1997, the Company announced that its Board of Directors had re-established its Special Committee to explore strategic alternatives to enhance shareholder value, including the possible sale of the Company.

3.  SHAREHOLDER VALUE EXPENSE

During the third quarter of 1997, the Company incurred $219,451 ($1,310,372 for the nine months) of non-recurring expenses associated with the Company's efforts to evaluate ways to enhance shareholder value. See Note 2 above.

4.   DISSOLUTION OF BIOMEDICAL EQUIPMENT RENTAL AND SALES, INC. (BERS)

On August 13, 1996, the Company acquired BERS pursuant to a Stock Purchase Agreement among the Company and the shareholders of BERS. The acquisition was accounted for using the purchase method. BERS operations have been included in the Company's results of operations since the date of acquisition.

The following summarized, unaudited pro forma results of operations for the three and nine months ended September 30, 1996 assume the acquisition occurred as of January 1, 1996.


                          Three Months Ended    Nine Months Ended
                          September 30, 1996    September 30, 1996
                          -------------------   ------------------

Total revenues                 $14,360,536       $45,332,106
Net income                     $   431,590       $ 1,115,651
Net earnings per share         $      0.08       $      0.20


On April 4, 1997, BERS merged into the Company.

5.  EARNINGS PER SHARE

In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting basic and diluted earnings per share (EPS) for financial statements issued for periods ending after December 15, 1997. There was no dilutive effect of stock options included in the primary earnings per share for either the third quarter of 1997 or the third quarter of 1996. For the nine month period ending September 30, the dilutive effect of stock options was $0.02 for 1997 versus no dilutive effect for 1996. The Company's reported earnings per share for the three and nine months ended September 30, 1997 and 1996 approximates diluted earnings per share computed under Statement No. 128.


6. INCOME TAXES EXPENSE

The Company's effective income tax rate increased from 43.3% during the first nine months of 1996 to 45.1% for the first nine months of 1997, primarily as a result of approximately $336,700 of non-tax-deductible expenses incurred in connection with the announced sale of the Company to MEDIQ. See Notes 2 and 3 above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the accompanying unaudited condensed financial statements and notes.

RESULTS OF OPERATIONS

The following table provides information on the percentages of certain items of selected financial data bear to total revenues and also indicates the percentage increase or decrease of this information over the prior comparable period:

                                    Percent of Total Revenues
                             ---------------------------------------
                             Three Months Ended  Nine Months Ended           Percent Increase (Decrease)
                                   Sept. 30,           Sept. 30,      ---------------------------------------
                             ------------------  -------------------      Qtr 3 1997      Nine Months 1997
                                1997       1996      1997      1996    Over Qtr 3 1996  Over Nine Months 1996
                             --------   --------  --------  --------   ---------------  ---------------------
REVENUES
 Equipment rentals             90.16%    89.83%     90.52%    88.85%         3.56%               10.93%
 Sales of supplies and
  equipment                     8.43%     9.18%      8.34%    10.07%        (5.36%)              (9.76%)
 Other                          1.41%     0.99%      1.14%     1.08%        47.76%               14.96%
                             --------   -------   --------  --------
    Total revenues            100.00%   100.00%    100.00%   100.00%         3.18%                8.89%

 RENTALS AND SALES COSTS
 Cost of equipment rentals     24.14%    23.19%     21.71%    23.32%         7.40%                1.34%
 Rental equipment
  depreciation                 26.08%    23.44%     23.52%    21.59%        14.79%               18.65%
 Cost of supplies and
  equipment sales               6.64%     7.25%      6.52%     8.06%        (5.54%)             (11.88%)
 Write-down of DPAP
  inventory                                                    2.47%                               N/A
                             --------   -------   --------  --------
GROSS MARGIN                   43.14%    46.12%     48.25%    44.56%        (3.48%)              17.90%

SELLING, GENERAL AND
 ADMINISTRATIVE                30.06%    34.36%     31.25%    34.49%        (9.74%)              (1.36%)

SHAREHOLDER VALUE
 EXPENSE                        1.55%                2.48%                    N/A                  N/A

INTEREST                        5.20%     4.77%      5.05%     4.05%        12.46%               35.78%
                             --------   -------   --------  --------
INCOME BEFORE INCOME TAXES      6.33%     6.99%      9.47%     6.02%        (6.43%)              71.30%
                             --------   -------   --------  --------
INCOME TAXES                    2.79%     3.06%      4.27%     2.61%        (5.48%)              78.07%
                             --------   -------   --------  --------
NET INCOME                      3.54%     3.93%      5.20%     3.41%        (7.17%)              66.11%
                             ========   =======   ========  ========

GENERAL

The following discussion addresses the financial condition of Universal Hospital Services, Inc. (UHS) as of September 30, 1997 and the results of operations and cash flows for the three and nine month periods ended September 30, 1997 and 1996, respectively. This discussion should be read in conjunction with the condensed financial statements included elsewhere herein and the Management's Discussion and Analysis and Financial sections of the Company's previously filed December 31, 1996 Annual Report on Form 10-K.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements in this filing looking forward in time involve risks and uncertainties, including, but not limited to, the effect of changing economic or business conditions, the impact of competition, increased utilization of the Bazooka bed, uncertainties related to the possible sale of the Company, and other risk factors described more fully below under the captions "Industry Assessment", "Rental Equipment Build Up" and "Continuing Evaluation Process" and in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 under the caption "Business".

REVENUES

Equipment rental revenues increased during the third quarter of 1997 over the third quarter of 1996 by $439,000 and increased for the nine months ended September 30, 1997 over the first nine months of 1996 by $4,056,000. The acquisition of Biomedical Equipment Rental and Sales (BERS), completed August 13, 1996, contributed approximately $1,184,000 and $1,186,000 to the increase in rental revenues in the first and second quarters of 1997, respectively. BERS' offices in Baltimore, Richmond and Charlotte were integrated into the corresponding UHS offices early in the third quarter and, consequently, separate 1997 third quarter revenue data for BERS is no longer available. (See Note 4 to the condensed financial statements.) Although growth in rental revenues in the third quarter and year-to-date was less than anticipated, these rental revenue increases resulted from continued growth at acute care hospitals, from alternate care customers and at newer offices, which was partially offset during the third quarter by a small decline in rental revenues at established offices. This growth was accomplished even though the acute care market is experiencing a continuing gradual decline in census rates, a very cost sensitive market and consolidations in the industry. The Company expects rental revenue generated from alternate care to continue to increase reflecting the trend in health care toward treating the patient in the most cost effective environment. The Company also expects that future rental revenues may continue to be adversely affected as a result of customer uncertainties and loss of employees following the February 10, 1997 announcement regarding the proposed sale of the Company to MEDIQ, Incorporated ("MEDIQ"). The proposed acquisition was called off on September 22, 1997. (See "Termination of Agreement with MEDIQ" below.)

Effective February 1, 1997, the Company entered into a two year agreement with Premier, Inc. (Premier), the nation's largest health care alliance enterprise, for medical equipment rentals and services. The Premier agreement and some longer term commitments the Company has established with some of its larger customers have required some price concessions. However, these agreements are expected to contribute to future rental revenue growth.

Sales of supplies and equipment, together with the related costs of these items, represent primarily disposable medical supplies used in connection with the Company's rental equipment. The Company believes that supplying these products is important to its full service business even though the commodity-like nature of these products results in substantially lower gross margins than its rental equipment business. Sales of supplies and equipment declined by $68,000 and $410,000 respectively for the third quarter and the first nine months of 1997 compared to the same periods in 1996. Sales of the Demand Positive Airway Pressure Devices (DPAP) were $36,000 in the third quarter of 1996 and $423,000 for the first nine months of 1996. During the fourth quarter of 1996, sales of DPAP continued to decline and, as a result of not meeting Company expectations, in December 1996 the Company made the decision to abandon the sleep apnea market. This decision contributed to the decline in total sales during the three and nine month periods ended September 30, 1997. Sales were also adversely impacted by $41,000 in the third quarter and $216,000 year-to-date as a result of a continuing trend by a major vendor of disposables to market it's products directly to some of the Company's larger customers.

Other revenues, primarily representing net gains on sales of used rental equipment, remain insignificant. The Company expects that such revenues will continue to be a small portion of total revenues.

RENTAL COSTS

Cost of equipment rentals represents the direct costs of operating the Company's district offices including occupancy, fleet operations, equipment repairs and technical service costs. These costs as a percentage of rental revenues increased to 26.8% for the third quarter 1997 and decreased to 24.0% for the nine months ended September 30, 1997 from 25.8% and 26.2% for the third quarter and the first nine months of 1996, respectively. The decrease for the nine month period resulted from the Company purchasing the newer generation of a line of equipment, the older generation of which had been rented from the manufacturer on a short term basis in 1996 due to perceived obsolescence risk, and, primarily in the second quarter, reflected the loss of some rental support staff as a result of the proposed acquisition by MEDIQ. The increase in the third quarter reflected the hiring of rental support staff up to first quarter levels and the slowing in the rental revenue growth rate (see
"Revenues" above).

Rental equipment depreciation as a percentage of rental revenues increased from 26.1% in the third quarter of 1996 to 28.9% in the comparable quarter of 1997. For the nine months ended September 30, 1997, rental equipment depreciation as a percentage of rental revenues increased to 26.0% from 24.3% for the same period in 1996. These increases were the result of the impact of a full year's depreciation on 1996 equipment acquisitions (including a higher depreciation percentage on rental revenues associated with the BERS acquisition) and the Company's purchase of equipment that was previously rented as discussed above.

GROSS PROFIT

Gross margin on rentals represents equipment rental revenues reduced by the cost of equipment rentals and rental equipment depreciation. Gross margin on rentals decreased from 48.1% for the third quarter of 1996 to 44.3% for the same period in 1997, and increased from 49.5% for the first nine months of 1996 to 50.0% for the nine month period ending September 30, 1997. The increase in the current nine month period was predominately due to the previously discussed declines in cost of equipment rentals and to curtailment of the Company's geographic expansion which began during the second half of 1996. The decrease in the third quarter reflects the slowing of the rental revenue growth rate.

Sales gross margin as a percentage of sales of supplies and equipment improved from 21.0% in the third quarter of 1996 to 21.2% in 1997, and from 19.9% for the first nine months of 1996 to 21.8% for the nine month period ended September 30, 1997. The increases in sales gross margin during the three and nine month periods were due to a vendor selling lower margined products directly to hospitals, which resulted in a higher margin percentage on a lower volume of total sales, and the addition of higher margin BERS sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses as a percentage of total revenue decreased to 30.1% for the third quarter of 1997 from 34.4% in the comparable period in 1996 and to 31.3% for the nine months ended September 30, 1997 from 34.5% for the comparable 1996 period. These decreased percentages reflect cost savings associated with the Company's expense control initiatives in late 1996. Additionally, the loss of employees due to the proposed acquisition of the Company by MEDIQ (see "Termination of Agreement with MEDIQ" below) primarily during the second quarter of 1997 impacted the full third quarter.

EXPENSE CONTROL INITIATIVES

In the second half of 1996, as a result of slower than anticipated rental revenue growth and lower margins, the Company implemented several expense control initiatives to reduce or defer costs. In August of 1996, the Company announced executive salary cuts and a moratorium on new hires. In October of 1996, the Company announced the elimination of 10 corporate positions by functional consolidation and cutting nonessential activities and changed the Company's employee medical benefit program from a total company-paid plan to a shared-cost program, effective January 1, 1997.

SHAREHOLDER VALUE EXPENSES

The Company incurred costs of approximately $219,000 and $1,130,000 during the third quarter and first nine months of 1997, respectively, associated with evaluating ways to increase shareholder value and in conjunction with the proposed sale of the Company to MEDIQ. (See "Termination of Agreement with MEDIQ" below.) The Company expects to incur additional expenses as it continues to consider alternatives. (See "Continuing Evaluation Process" below.)

INTEREST EXPENSE

Interest expense increased by $82,000 from the third quarter of 1996 to the third quarter of 1997 and by $605,000 from the first nine months of 1996 to the first nine months of 1997, primarily reflecting interest on the BERS acquisition debt and incremental borrowings associated with capital equipment additions. Average borrowings increased from $32,095,000 in the third quarter of 1996 to $33,951,000 in the third quarter of 1997 and from $28,379,000 during the first nine months of 1996 to $35,667,000 for the nine months ended September 30, 1997.

INCOME TAXES

The Company's effective income tax rate increased from 43.3% for the nine months of 1996 to 45.1% for the nine months ended September 30, 1997, primarily as a result of approximately $336,700 of non-tax-deductible expenses incurred in connection with the announced sale of the Company to MEDIQ. (See "Termination of Agreement with MEDIQ" below).

NET INCOME

Adjusting for the net income impact of the DPAP write-off during the second quarter of 1996 and for expenses associated with evaluating ways to increase shareholder value and in conjunction with the proposed sale of the Company to MEDIQ during the first nine months of 1997, the comparable net income for the third quarters ended September 30, 1997 and 1996, would have been $621,000 and $549,000 respectively, and net income for the nine months periods ended September 30, 1997 and 1996 would have been approximately $3,152,000 and $2,038,000, respectively, versus the amounts actually reported.

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

The Company has financed its equipment purchases primarily through internally generated funds and unsecured borrowings. As of September 30, 1997, these unsecured borrowings were comprised of term loans and a $20,000,000 revolving credit facility available through June 30, 1999. As of September 30, 1997, approximately $11,432,000 of the revolving credit facility was unused. Net cash flows from operating activities were $16,393,000 for the nine months ended September 30, 1997, compared to $10,425,000 for the same period in 1996.

The Company believes that net cash flow from operating activities and use of its existing credit facility will be sufficient to fund working capital and capital expenditure needs for the foreseeable future. Assuming debt financing continues to be available at reasonable rates, the Company anticipates maintaining a ratio of long-term debt to total capitalization in the range of 40% to 60%. Such ratio was 50.9% as of September 30, 1997.

The Company does not maintain cash balances at its bank under a Company policy whereby the net of collected balances and cleared checks is, at the Company's option, applied to or drawn from the credit facility on a daily basis.

RENTAL EQUIPMENT BUILD UP

The Company acquired its equipment pool of Bazooka portable specialty beds under an exclusive agreement which was terminated in March 1996. The Company does not expect to acquire any additional Bazooka beds. Utilization of Bazooka beds in the Company's pool is currently below the desired level and has declined steadily during the second and third quarter of 1997. The Company believes the decline in utilization of Bazooka beds is temporary and that the supply/demand imbalance will be reduced. The Company has performed an impairment analysis based upon projected income and cash flows in accordance with the current accounting literature and has determined that the current book value of these assets is currently fully recoverable. However, in the event that anticipated growth in customer demand for this product does not occur, the Company's margin on these products could be adversely affected.

INDUSTRY ASSESSMENT

The Company's customers, primarily acute care hospitals and other health care providers, have been and continue to be faced with cost containment pressures and uncertainties with respect to health care reform and reimbursement. The Company believes that a market generated reform is continuing with movement toward health care related consolidations, managed care and the formation of integrated health care systems. There is an effort by providers of health care to coordinate all aspects of patient care irrespective of delivery location. Likely changes in reimbursement methodology, and a gradual transition toward fixed, per-capita payment systems and other risk-sharing mechanisms, will reward health care providers who improve efficiencies and effectively manage their costs, while providing care in the most appropriate setting. Although future reimbursement policies remain uncertain and unpredictable, the Company believes that the recently approved five-year budget and Taxpayer Relief Act of 1997, which will be financed largely through cuts in the growth of Medicare spending, will continue to place focus on cost containment in health care, with universal access to care and quality of care being important, but nonetheless secondary considerations.

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

Because the capital equipment procurement decisions of health care providers are significantly influenced by the regulatory and political environment for health care, historically the Company has experienced certain adverse operating trends in periods when significant health care reform initiatives were under consideration and uncertainty remained as to their likely outcome. To the extent general cost containment pressures on health care spending and reimbursement reform, or uncertainty as to possible reform, causes hospitals and other health care providers to defer the procurement of medical equipment, reduce their capital expenditures or change significantly their utilization of medical equipment, the Company's results of operations could be adversely affected.

TERMINATION OF AGREEMENT WITH MEDIQ

On September 22, 1997, the Company and MEDIQ mutually terminated their agreement relating to the proposed acquisition of the Company by MEDIQ previously announced on February 10, 1997. This termination resulted from the likelihood of a protracted administrative proceeding before the Federal Trade Commission ("FTC") and the uncertainty of the outcome and the costs associated with continuing to defend against the efforts of the FTC to obtain a preliminary injunction to prevent the merger of MEDIQ and UHS.

CONTINUING EVALUATION PROCESS

On September 22, 1997, the Company announced that, in light of the termination of the proposed acquisition of the Company by MEDIQ, the Board of Directors had re-engaged in the process of exploring strategic alternatives to enhance shareholder value. On September 29, 1997, the Company announced that its Board of Directors had re-established its Special Committee to explore strategic alternatives to enhance shareholder value, including the possible sale of the Company.

The Company's ability to retain promotional personnel and to hire replacements for those who have already left, the Company's ability to attract new customers, and therefore, the Company's future ability to maintain and grow rental revenues and its future operating performance, may be adversely affected by the uncertainties surrounding the future ownership of the Company.

PART II -- OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K

          (a)   Exhibits

                (11) Schedule of Computation of Per Share Earnings

                (27) Financial Data Schedule

          (b)   Reports on Form 8-K

                Form 8-K, dated September 22, 1997, reporting the announcement that UHS and MEDIQ had jointly terminated the agreement with respect to MEDIQ's proposed acquisition of UHS. It is also reported that UHS's Board of Directors had re-engaged in the process of exploring strategic alternatives to enhance shareholder value.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        Date:  November 12, 1997
               -----------------


                                               Universal Hospital Services, Inc.


                                                      By    /s/ Thomas A. Minner
                                                         -----------------------
                                                               Thomas A. Minner,
                                           President and Chief Executive Officer



                                                    By    /s/ David E. Dovenberg
                                                       -------------------------
                                                             David E. Dovenberg,
                                                   Vice President of Finance and
                                                         Chief Financial Officer

                       UNIVERSAL HOSPITAL SERVICES, INC.

                      EXHIBIT INDEX TO REPORT ON FORM 10-Q




EXHIBIT
NUMBER    DESCRIPTION                                    PAGE
------    -------------------                            ----


11        Schedule of Computation of Per Share Earnings   16

27        Financial Data Schedule                         Electronically Filed