Form 10-Q
period 1998-06-30
UNIVERSAL HOSPITAL SERVICES INC
filed 1998-08-14
CIK 886171

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _______________________



COMMISSION FILE NUMBER: 333-49743



                        UNIVERSAL HOSPITAL SERVICES, INC.
             ------------------------------------------------------
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

                                 Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        UNIVERSAL HOSPITAL SERVICES, INC.

                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                                ----------------------------    -----------------------------
                                                                   1998            1997             1998            1997
                                                                ------------    ------------    ------------    ------------
Revenues:

Equipment rentals                                               $ 14,022,692    $ 13,862,653    $ 29,159,874    $ 28,385,302
Sales of supplies and equipment, and other                         1,069,825       1,478,704       2,366,436       2,917,838
                                                                ------------    ------------    ------------    ------------
        Total revenues                                            15,092,517      15,341,357      31,526,310      31,303,140

Costs of rentals and sales:

    Cost of equipment rentals                                      3,657,219       3,195,799       7,276,389       6,449,495
    Rental equipment depreciation                                  4,020,000       3,600,000       7,845,000       7,000,000
    Cost of supplies and equipment sales, and other                  733,885       1,020,242       1,557,860       2,025,147
                                                                ------------    ------------    ------------    ------------
        Total cost of rentals and sales                            8,411,104       7,816,041      16,679,249      15,474,642
                                                                ------------    ------------    ------------    ------------

Gross profit                                                       6,681,413       7,525,316      14,847,061      15,828,498

Selling, general and administrative                                4,435,368       4,707,985       9,419,237       9,950,955
Recapitalization and transaction costs                                               268,440       5,027,905         910,921
                                                                ------------    ------------    ------------    ------------
Operating income                                                   2,246,045       2,548,891         399,919       4,966,622

Interest expense                                                   2,876,107         785,492       4,392,314       1,557,587
                                                                ------------    ------------    ------------    ------------

(Loss) income before (benefit) provision income taxes and
   extraordinary charge                                             (630,062)      1,763,399      (3,992,395)      3,409,035

(Benefit) provision for income taxes:
          Current                                                     54,000         512,000        (400,000)      1,067,000
          Deferred                                                  (392,000)        275,000        (278,000)        477,000
                                                                ------------    ------------    ------------    ------------
                                                                    (338,000)        787,000        (678,000)      1,544,000
                                                                ------------    ------------    ------------    ------------
Net (loss) income before extraordinary charge                       (292,062)        976,399      (3,314,395)      1,865,035

Extraordinary charge, net of deferred income tax benefit
   of $1,300,000                                                                                   1,863,020
                                                                ------------    ------------    ------------    ------------
Net (loss) income                                               $   (292,062)   $    976,399    $ (5,177,415)   $  1,865,035
                                                                ============    ============    ============    ============

The accompanying notes are an integral part of the unaudited condensed financial statements.

                        UNIVERSAL HOSPITAL SERVICES, INC.

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                  June 30,        December 31,
                                                                    1998             1997
                                                                -------------    -------------
                                                                 (unaudited)
Current assets:
   Accounts receivable, net                                     $  12,416,911    $  11,500,891
   Inventories                                                      1,759,716        1,356,828
   Deferred income taxes                                              418,000          455,000
   Other current assets                                             2,753,159        1,233,778
                                                                -------------    -------------
       Total current assets                                        17,347,786       14,546,497

Property and equipment:
   Rental equipment, at cost less
     accumulated depreciation                                      51,221,996       48,946,130
   Property and office equipment, at cost
     less accumulated depreciation                                  2,880,011        2,965,509
                                                                -------------    -------------
       Total property and equipment, net                           54,102,007       51,911,639

Intangible and other assets:
   Goodwill, less accumulated amortization                         13,685,150       14,308,704
   Other, primarily deferred financing costs, less
     accumulated amortization                                       6,195,348          419,259
                                                                -------------    -------------
       Total Assets                                             $  91,330,291    $  81,186,099
                                                                =============    =============


               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
   Current portion of long term debt                            $     201,266    $     211,229
   Accounts payable                                                 2,297,196        3,186,964
   Accrued compensation and pension                                 1,955,659        2,213,841
   Accrued expenses                                                 4,016,983          810,874
   Book overdrafts                                                     56,102          717,675
                                                                -------------    -------------
       Total current liabilities                                    8,527,206        7,140,583

Long-term debt                                                    112,763,871       33,733,773
Deferred compensation and pension                                   1,701,024        2,201,318
Deferred income taxes                                               3,495,000        5,110,000


Commitments and contingencies

Shareholders' equity (deficiency):
   Preferred Stock, $0.01 par value; 5,000,000 shares
     authorized, no shares issued and outstanding
   Common Stock, $0.01 par value; 25,000,000 and
     10,000,000 shares authorized at June 30, 1998 and
     December 31, 1997, respectively, 15,624,464 and
     5,480,829 shares issued and outstanding at June 30, 1998
     and December 31, 1997, respectively                              156,245           54,808
   Additional paid-in capital                                                       16,042,715
   (Accumulated deficit) retained earnings                        (35,262,331)      16,902,902
   Stock subscription receivable                                      (50,724)
                                                                -------------    -------------
       Total shareholders' equity (deficiency)                    (35,156,810)      33,000,425
                                                                -------------    -------------
           Total Liabilities and Shareholders'
             Equity (Deficiency)                                $  91,330,291    $  81,186,099
                                                                =============    =============

          The accompanying notes are an integral part of the unaudited condensed financial statements.

                        UNIVERSAL HOSPITAL SERVICES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      SIX MONTHS ENDED JUNE 30,
                                                                   ------------------------------
                                                                       1998             1997
                                                                   -------------    -------------
Cash flows from operating activities:
   Net (loss) income                                               $  (5,177,415)   $   1,865,035
   Adjustments to reconcile net (loss) income to net
     cash provided by operating activities:
       Depreciation and amortization                                   8,954,751        7,832,265
       Provision for doubtful accounts                                    57,976          194,487
       Loss (gain) on sales of equipment                                 532,996         (199,825)
       Extraordinary charge less cash paid                               303,314
       Deferred income taxes                                          (1,578,000)         477,000
   Changes in operating assets and liabilities:
       Accounts receivable                                              (996,040)        (717,678)
       Inventories and other operating assets                         (1,922,269)         532,833
       Accounts payable and accrued expenses                           2,600,387          596,756
                                                                   -------------    -------------
           Net cash provided by operating activities                   2,775,700       10,580,873
                                                                   -------------    -------------

Cash flows from investing activities:
   Rental equipment purchases                                        (11,914,970)      (9,795,674)
   Property and office equipment purchases                              (294,750)        (112,233)
   Proceeds from sale of equipment                                       265,385          410,346
   Other                                                                  27,080          (64,271)
                                                                   -------------    -------------
           Net cash used in investing activities                     (11,917,255)      (9,561,832)
                                                                   -------------    -------------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net of offering costs      20,713,096          764,546
   Repurchase of common stock                                        (84,734,914)
   Proceeds under loan agreements                                    124,578,000       12,020,000
   Payments under loan agreements                                    (45,557,865)     (13,779,614)
   Payment of deferred financing costs                                (6,237,189)
   Tax benefit of non-qualified stock options                          1,042,000
   Decrease in book overdraft                                           (661,573)        (221,395)
                                                                   -------------    -------------
           Net cash provided by (used in) financing activities         9,194,555       (1,216,463)


   Net change in cash and cash equivalents                                  --           (197,422)

Cash and cash equivalents at beginning of period                            --            197,422
                                                                   -------------    -------------

Cash and cash equivalents at end of period                                  --               --
                                                                   =============    =============

Supplemental cash flow information:
       Interest paid                                               $   1,044,000    $   1,575,000
                                                                   =============    =============
       Income taxes paid                                           $     425,000    $     996,000
                                                                   =============    =============
       Rental equipment purchases included in accounts payable     $     787,000    $     424,000
                                                                   =============    =============


          The accompanying notes are an integral part of the unaudited condensed financial statements.

                        UNIVERSAL HOSPITAL SERVICES, INC.

            NOTES TO UNAUDITED QUARTERLY REPORT FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION:

     The condensed financial statements included in this Form 10-Q have been prepared by Universal Hospital Service, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company's Form S-1 filing filed with the Securities and Exchange Commission on July 24, 1998.

     The condensed financial statements presented herein as of June 30, 1998 and 1997, and for the three and six months then ended, reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented. Except as discussed in Note 4 below, these adjustments are all of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year.

     The December 31, 1997 Condensed Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.   ACQUISITION OF HOME CARE INSTRUMENTS, INC.

     On July 30, 1998, the Company announced that it had completed the purchase of Home Care Instruments, Inc. ("HCI"), a privately held company headquartered in St. Louis, Missouri. The acquisition was financed by drawing upon the bank revolving credit facility. In anticipation of the acquisition of HCI, the bank revolving credit facility was increased from $30 million to $40 million.

3.   PENDING ACQUISITION OF PATIENT'S CHOICE HEALTHCARE, INC.

     On, August 7, 1998, the Company signed a definitive purchase agreement to acquire the outstanding stock of Patient's Choice Healthcare, Inc., a privately held company headquartered in Columbus, Ohio. In connection with the financing of the acquisition, the Company expects to increase the bank revolving credit facility and issue shares of preferred stock. Such issuance is subject to shareholder approval. The Company anticipates completing the acquisition on or about August 17, 1998.

4.   RECAPITALIZATION  OF THE COMPANY

     The Recapitalization was effected through the merger (the "Merger") of UHS Acquisition Corp., a newly-formed Minnesota corporation controlled by J.W. Childs Equity Partners, L.P. ("Childs") with and into the Company. The Recapitalization and Merger was effective on February 25, 1998, the date on which the Company shareholders approved the Recapitalization and the Merger.

     Pursuant to the Merger Agreement (i) UHS Acquisition Corp. was merged with and into the Company, with the Company continuing as the surviving corporation, and (ii) each outstanding share of Common Stock (other than shares owned directly or indirectly by Childs or the Company, shares in respect of which appraisal rights were properly exercised and shares held by the Management Investors), together with certain associated shareholders' rights, was converted into the right to receive $15.50 in cash (the "Merger Consideration").

     In connection with the Recapitalization, (i) the Company's previous shareholders (other than the new senior management team and certain other continuing members of management) received, in consideration for the cancellation of approximately 5.3 million shares of the Company's Common Stock and options to purchase approximately 344,000 shares of Common Stock, cash in the aggregate amount of approximately $84.7 million (net of aggregate option exercise price), or $15.50 per share; (ii) the Company repaid outstanding borrowings of approximately $35.5 million under existing loan agreements; (iii) as of June 30, 1998, the Company paid fees and expenses of approximately $11.5 million related to the Recapitalization of which approximately $5.9 million was capitalized as deferred financing costs and $0.6 million of which was recorded in equity, and (iv) the Company paid approximately $3.3 million in severance payments to certain non-continuing members of management, of which $0.5 million had already been accrued.

     In order to finance the Recapitalization, the Company: (i) received an equity contribution of approximately $21.3 million in cash from Childs and affiliates and the management investors; (ii) issued $100.0 million in aggregate principal amount of 10.25% Senior Notes due 2008, and (iii) borrowed approximately $14.3 million under a new Revolving Credit Facility. In addition, the Management Investors retained their existing shares of Common Stock and options to purchase shares of Common Stock which had a total value of $3.7 million based upon the Merger Consideration and represent, together with new investments by such persons, approximately 20% of the capital stock of the Company on a fully diluted basis.

     The transaction was structured as a leveraged recapitalization for accounting purposes with all assets and liabilities carried over at historical costs.

5.   RECAPITALIZATION AND TRANSACTION COSTS

     During the second quarter of 1997, the Company incurred $268,440, ($910,921 for the six months), of non-recurring expenses, consisting primarily of legal, investment banking and special committee fees, associated with the Company's subsequently mutually terminated sales agreement with MEDIQ Incorporated ("MEDIQ").

     During the first six months of 1998, the Company incurred $5,027,905 of non-recurring expenses, consisting mainly of legal, auditing, and other advisory related fees, associated with the Recapitalization (See Note 4).

6.   NEW SENIOR NOTES

     In connection with the Merger, the Company issued $100 million of 10.25% Senior Notes, which mature on March 1, 2008. Interest is payable semiannually in arrears on March 1 and September 1 of each year, commencing September 1, 1998.

     The Senior Notes will be redeemable, in whole or in part, at the option of the Company on or after March 1, 2003 at a redemption price, plus accrued interest to the date of redemption. The Senior Notes are not redeemable by the Company prior to March 1, 2003, except that, at any time on or prior to March 1, 2001, the Company, at its option, may redeem with the net cash proceeds of one or more equity offerings up to 35% of the aggregate principal amount of the Senior Notes originally issued, at a redemption price equal to 110.25% of the principal amount thereof, plus accrued interest to the date of redemption; provided, that at least 65% of the aggregate principal amount of the Senior Notes originally issued remains outstanding immediately following such redemption.

     The Senior Notes are general unsecured obligations of the Company, rank PARI PASSU in right of payment to all existing and future unsubordinated indebtedness of the company and rank senior in right of payment to all subordinated obligations of the Company. The Senior Notes are effectively subordinated to any secured indebtedness of the Company, including indebtedness under the Revolving Credit Facility (See Note 7).

7.   NEW REVOLVING CREDIT FACILITY

     On February 24, 1998, the Company entered into a new Revolving Credit Facility with two banks, which consists of a $40 million senior secured revolving credit facility (see Note 2), which will terminate on February 23, 2003. At June 30, 1998 borrowings outstanding under the Revolving Credit Facility were $14.3 million. The facility is collateralized by substantially all the assets of the Company.

     Interest on loans outstanding are payable at a rate per annum, selected at the option of the Company, equal to the Base Rate plus a margin of 1% (the "Base Rate Margin") or the adjusted Eurodollar Rate plus a margin of 2.25% (the "Eurodollar Rate Margin"). Commencing September 30, 1998, the Banks Base Rate and the Eurodollar Rate used to calculate such interest rates may be adjusted if the Company satisfies certain leverage ratios. Interest on borrowings at the Base Rate shall be paid quarterly. Interest on borrowings at the Eurodollar Rate shall be paid at the end of the corresponding Eurodollar loan.

     The Credit Agreement also provides that a commitment fee of 0.50% per annum is payable on the unutilized amount of the Revolving Credit Facility.

     The Credit Agreement contains certain covenants including restrictions and limitations on dividends, capital expenditures, liens, leases, incurrence of debt, transactions with affiliates, investments and certain payments, and on mergers, acquisitions, consolidations and asset sales. Furthermore, the Company is required to maintain compliance with certain financial covenants such as a maximum leverage ratio, a minimum fixed charge test and an interest coverage test. The Credit Agreement also prohibits the Company from prepaying the Senior Notes.

     At June 30, 1998, the Company's Base Rate Margin was 9.5% and the Eurodollar Rate Margin was 7.88%.

8.   EXTRAORDINARY CHARGE

     In connection with the repayment of the long-term debt, the Company incurred an extraordinary charge $1,863,020 net of tax benefit of $1,300,000, for early termination fees and write-off of the related deferred financing costs.

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

RESULTS OF OPERATIONS

The following table provides information on the percentages certain items of selected financial data bear to total revenues and also indicates the percentage increase or decrease of this information over the prior comparable period:


                                                          Percent of Total Revenues
                                                       Three Months        Six Months               Percent Increase (Decrease)
                                                      Ended June 30,     Ended June 30,      ---------------------------------------
                                                   -----------------    -----------------      Qtr 2 1998         Six Months 1998
                                                    1998       1997      1998       1997     Over Qtr 2 1997   Over Six Months 1997
                                                   ------     ------    ------     ------    ---------------   --------------------
Revenues:
   Equipment rentals                                92.91%     90.36%    92.49%     90.68%         1.15%                2.73%
   Sales of supplies and equipment, and other        7.09%      9.64%     7.51%      9.32%       (27.65%)             (18.90%)
                                                   ------     ------    ------     ------
       Total revenues                              100.00%    100.00%   100.00%    100.00%        (1.62%)               0.71%

Costs of rentals and sales:
   Cost of equipment rentals                        24.23%     20.83%    23.08%     20.60%        14.44%               12.82%
   Rental equipment depreciation                    26.64%     23.47%    24.88%     22.36%        11.67%               12.07%
   Cost of supplies and equipment sales, and other   4.86%      6.65%     4.94%      6.47%       (28.07%)             (23.07%)
                                                   ------     ------    ------     ------
       Total cost of rentals and sales              55.73%     50.95%    52.90%     49.43%         7.61%                7.78%
                                                   ------     ------    ------     ------

Gross profit                                        44.27%     49.05%    47.10%     50.57%       (11.21%)              (6.20%)

Selling, general and administrative                 29.39%     30.69%    29.88%     31.79%        (5.79%)              (5.34%)
Recapitalization and transaction costs                          1.75%    15.95%      2.91%          N/M               451.96%
                                                   ------     ------    ------     ------
Operating income                                    14.88%     16.61%     1.27%     15.87%       (11.88%)             (91.95%)

Interest expense                                    19.06%      5.12%    13.93%      4.98%       266.15%              181.99%
                                                   ------     ------    ------     ------

(Loss) income before (benefit) provision for
     income taxes and extraordinary charge          (4.18%)    11.49%   (12.66%)    10.89%          N/M                  N/M

(Benefit) provision for income taxes                (2.24%)     5.13%    (2.15%)     4.93%          N/M                  N/M
                                                   ------     ------    ------     ------

Net (loss) income before extraordinary charge       (1.94%)     6.36%   (10.51%)     5.96%          N/M                  N/M

Extraordinary charge                                                      5.91%                     N/M                  N/M
                                                   ------     ------    ------     ------
Net (loss) income                                   (1.94%)     6.36%   (16.42%)     5.96%          N/M                  N/M
                                                   ======     ======    ======     ======

GENERAL

The Company is a leading provider of moveable medical equipment to more than 2,800 hospitals and alternate care providers through its equipment rental and outsourcing programs.

The following discussion addresses the financial condition of Universal Hospital Services, Inc., as of June 30, 1998 and the results of operations and cash flows for the three months and six months ended June 30, 1998 and 1997, respectively. This discussion should be read in conjunction with the financial statements included elsewhere herein and the Management's Discussion and Analysis and Financial sections of the Company's Form S-1 filing filed with the Securities and Exchange Commission on July 24, 1998.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements in this filing may contain "forward looking" information which involve risks and uncertainties, including, but not limited to, the effect of changing economic or business conditions, increased utilization of the Bazooka bed, the impact of competition and other risk factors described more fully below under the captions "Industry Assessment" and "Rental Equipment Build Up" and in the company's Form S-1 filing filed with the Securities and Exchange Commission on July 24, 1998 under the caption "Risk Factors."

INDUSTRY ASSESSMENT

The Company's customers, primarily hospitals and alternate care providers, have been and continue to be faced with cost containment pressures and uncertainties with respect to health care reform and reimbursement. The Company believes that market reform is continuing with movement toward managed care, health care related consolidations and the formation of integrated health care systems. There is an effort by providers of health care to coordinate all aspects of patient care irrespective of delivery location. Likely changes in reimbursement methodology, and a gradual transition toward fixed, per-capita payment systems and other risk-sharing mechanisms, will reward health care providers who improve efficiencies and effectively manage their costs, while providing care in the most appropriate setting. Although future reimbursement policies remain uncertain and unpredictable, the Company believes that the approved five-year budget and Taxpayer Relief Act of 1997, which will be financed largely through cuts in the growth of Medicare spending, will continue to place focus on cost containment in health care.

The Company believes its Pay-Per-Use and other rental programs respond favorably to the current reform efforts by providing high quality equipment through programs which help health care providers improve their efficiency while effectively matching costs to patient needs, wherever that care is being provided. While the Company's strategic focus appears consistent with health care providers' efforts to contain costs and improve efficiencies, there can be no assurances as to how health care reform will ultimately evolve and the impact it will have on the Company.

Because the capital equipment procurement decisions of health care providers are significantly influenced by the regulatory and political environment for health care, historically the Company has experienced uncertain adverse operating trends in periods when significant health care reform initiatives were under consideration and uncertainty remained as to their likely outcome. To the extent general cost containment pressures on health care spending and reimbursement reform, or uncertainty as to possible reform, causes hospitals and alternate care providers to defer the procurement of medical equipment, reduce their capital expenditures or change significantly their utilization of medical equipment, there could be a material adverse effect on the Company's business, financial condition and results of operations.

RECAPITALIZATION FINANCIANG AND RELATED TRANSACTIONS

On November 25, 1997, the Board of Directors of the Company entered into the Merger Agreement with UHS Acquisition Corp. and J.W. Childs Equity Partners, L.P. and the Recapitalization was completed on February 25, 1998. (See footnote 2 to the financial statements)

EQUIPMENT RENTAL REVENUES

Equipment rental revenues were $14.0 million for the second quarter of 1998, representing a $0.1 million, or 1.2% increase from equipment rental revenues of $13.9 million for the same period of 1997. For the first six months of 1998, equipment rental revenues were $29.2, representing a $0.8 million, or 2.7% increase from rental revenues of $28.4 million for the same period of 1997. This rental revenue increase resulted from continued growth at acute care hospitals and at both established and new offices, while being partially offset by a decline in rental revenues from alternate care customers due to lower customer demand which the Company believes is not an indicator of the long term market prospects of this sector.

Effective February 1, 1997, the Company entered into a two year agreement with Premier, one of the nation's largest health care alliance enterprises, for medical equipment rentals and services. This agreement is expected to produce significant savings for Premier's 1,750 hospitals and health system owners and affiliates, as it offers special rates, discounts and incentives on equipment rentals. The Premier agreement and some longer term commitments the Company has established with some of its larger customers have required some price concessions. Management believes that these agreements will contribute to future rental revenue growth.

SALES OF SUPPLIES AND EQUIPMENT, AND OTHER

Sales of supplies and equipment, and other were $1.1 million for the second quarter of 1998, representing a $0.4 million, or 27.7% decrease from sales of supplies and equipment, and other of $1.5 million for the same period of 1997. For the first six months of 1998, sales of supplies and equipment, and other were $2.4 million, representing a $0.5 million, or 18.9% decrease from sales of supplies and equipment, and other of $2.9 million for the same period of 1997. Sales of supplies and equipment, and other were adversely impacted by the continuing trend of major vendors of disposables to market its products directly to some of the Company's larger customers. In order to be a full service provider, the Company sells supplies to its customers, however sales of supplies is not emphasized.

COST OF EQUIPMENT RENTALS

Cost of equipment rentals were $3.7 million for the second quarter of 1998, representing a $0.5 million, or 14.4% increase from cost of equipment rentals of $3.2 million for the same period of 1997. For the first six months of 1998, cost of equipment rentals was $7.3 million, representing a $0.9 million, or 12.8% increase from cost of equipment rentals of $6.4 million for the same period of 1997. Cost of equipment rentals, as a percentage of equipment rental revenues, increased to 26.1% for the second quarter of 1998 from 23.1% for the same period of 1997. For the first six months of 1998, cost of equipment rentals, as a percentage of equipment rental revenues, increased to 25.0% from 22.7% for the same period of 1997. During 1998, the Company changed its emphasis to increase support staff activity while redirecting and decreasing its promotional staff. This change resulted in a higher rental costs offset by reduced promotional expenses in the Selling, General and Administrative expense area. In addition, there were lower repair and replacement expenses incurred in 1997 as a result of the uncertainty in the Company's ownership during that time.

RENTAL EQUIPMENT DEPRECIATION

Rental equipment depreciation was a $4.0 million for the second quarter of 1998, representing $0.4 million, or 11.7% increase from rental equipment depreciation of $3.6 million for the same period of 1997. For the first six months of 1998, rental equipment depreciation was $7.8 million, representing a $0.8 million, or 12.1% increase from rental equipment depreciation of $7.0 million for the same period of 1997. Rental equipment depreciation as a percentage of equipment rental revenues increased to 28.7% in the second quarter of 1998 from 26.0% for the same period of 1997. For the first six months of 1998, rental equipment depreciation, as a percentage of equipment rental revenues, increased to 26.9% from 24.7% for the same period of 1997. This increase was the result of the impact of a full year's depreciation on 1997 equipment acquisitions not being matched by growth in rental revenues.

GROSS PROFIT

Total gross profit was $6.7 million for the second quarter of 1998, representing a $0.8 million, or 11.2% decrease from total gross profits of $7.5 million for the same period of 1997. For the first six months of 1998, total gross profit was $14.8 million, representing a $1.0 million, or 6.2% decrease from total gross profit of $15.8 million for the same period of 1997. Total gross profit decreased to 44.3% of the total revenues for the second quarter of 1998 from 49.1% of total revenues for the same period of 1997. For the first six months of 1998, total gross profit, as a percentage of total revenues, decreased to 47.1% from 50.6% for the same period of 1997. Gross profit on rentals represents equipment rental revenues reduced by the cost of equipment rentals and rental equipment depreciation. Gross profit on rentals decreased to 45.3% for the second quarter of 1998 from 51.03% for the same period in 1997. For the first six months of 1998, gross profit on rental revenue decreased to 48.1% from 52.6% for the same period of 1997. This decrease was predominately due to the previously discussed increases in cost of equipment rentals and rental equipment depreciation as a percent of equipment rental revenues.

Gross profit on sales of supplies and equipment, and other increased to 31.4% in the second quarter of 1998 from 31.0% for the same period of 1997. For the first six months of 1998, gross profit on sales of supplies and equipment, and other increased to 34.2% from 30.6% for the same period of 1997. This increase in sales gross margin was due to improved product mix, as the sales lost to competitors were the Company's lowest margin sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $4.4 million in the second quarter of 1998, representing a $0.3 million, or 5.8% decrease from selling, general and administrative expenses of $4.7 million for the same period of 1997. For the first six months of 1998, selling, general and administrative expenses were $9.4 million, representing a $0.6 million, or 5.3% decrease from $10.0 million for the same period of 1997. Selling, general and administrative expenses as a percentage of total revenue decreased to 29.4% for the second quarter of 1998 from 30.7% for the same period in 1997. For the first six months of 1998, selling, general and administration decreased to 29.9% from 31.8% for the same period of 1997. The decrease reflected the reduction in salary expenses of the executive staff, which did not continue on with the Company after the Recapitalization combined with the reduction in promotional expense as mentioned under the Cost of Equipment Rentals category above.

RECAPITALIZATION AND TRANSACTION COSTS

For the first six months of 1998, the Company incurred $5.0 million of non-recurring expenses, consisting primarily of legal, accounting, and other advisory related fees, associated with the Recapitalization.

During the second quarter of 1997, the Company incurred $0.3 million of non-recurring expenses, consisting primarily of legal, investment banking and special committee fees, associated with the Company's subsequently mutually terminated acquisition agreement with MEDIQ. For the first six months of 1997, the Company incurred $0.9 million of non-recurring expenses.

INTEREST EXPENSE

Interest expense was $2.9 million for the second quarter of 1998, representing an increase of $2.1 million, or 266.2% from interest expense of $0.8 in the same period of 1997. For the first six months of 1998, interest expense was $4.4 million, representing a $2.8 million, or 182.0% increase from $1.6 million for the same period of 1997. This increase primarily reflects incremental borrowings associated with capital equipment additions and the recapitalization of the Company. Average borrowings increased to $113.0 million during the second quarter of 1998 from $35.3 million for the same period in 1997 and from $36.1 million during the first six months of 1997, to $90.4 million for the first six months of 1998.

INCOME TAXES

The Company's effective income tax rate for the first six months of 1998 was 17.0% compared to a statutory income tax rate of 37%. This reduced tax benefit is primarily due to the effect of non-deductible expenses associated with the Recapitalization on the Company's taxable loss.

EXTRAORDINARY CHARGE

As a result of the Recapitalization and Senior Note issuance, the Company prepaid existing notes and a credit facility totaling $35.5 million, incurred a prepayment penalty of $2.9 million, and wrote off deferred finance expense of $0.3 million. This amount was reduced by the deferred tax affect of these expenses of approximately $1.3 million.

NET LOSS

The Company incurred a net loss during the second quarter of 1998 as a result of the increase in interest expense, as stated previously. The first six months of 1998 resulted in a net loss due to the increase in interest expense combined with the previously mentioned Recapitalization related expenses.

EBITDA

The Company believes earnings before interest, taxes, depreciation, and amortization ("EBITDA") to be a useful measurement of operating performance. EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other income or cash flow data prepared in accordance with generally accepted accounting principles ("GAAP") or as a measure of a Company's profitability or liquidity. EBITDA for the second quarter of 1998 was $6.9 million versus $6.6 million for the same period of 1997. For the first six months of 1998, EBITDA was $9.4 million versus $12.8 million for the same period of 1997. Adjusted EBITDA, which adjusts for non-recurring Recapitalization and transaction costs, was $6.9 million and $6.8 million for the second quarter of 1998 and 1997, respectively. Adjusted EBITDA for the first six months of 1998 was $14.4 million and $13.7 million for the corresponding period in 1997.

RENTAL EQUIPMENT BUILD UP

The Company acquired its equipment pool of Bazooka portable specialty beds under an exclusive agreement which was terminated by the Company in March 1996. The Company does not expect to acquire any additional Bazooka beds and further expects that future purchases of equipment will be in response to customer driven demand, consistent with the Company's current and historical strategy. Utilization of Bazooka beds in the Company's pool is currently below the desired level and declined steadily during 1997 and the first six months of 1998. The Company has performed an impairment analysis based upon projected undiscounted cash flows in accordance with the current accounting literature and has determined that the current book value of these assets is currently fully recoverable. The Company is reviewing its alternatives with the Bazooka product line, to include such options as the review of price sensitivity or the possible disposal of excess units. In the event that growth in customer demand for this product does not occur, the Company will eliminate excess units, which will have an adverse affect on the Company's margin. As of June 30, 1998, the net book value of Bazooka bed inventory was $4.6 million.

ACQUISITIONS

On July 30, 1998, the Company announced it had completed the purchase of Home Care Instruments, Inc. ("HCI"), a privately held company headquartered in St. Louis, Missouri.

On August 7, 1998, the Company signed a definitive purchase agreement to acquire the outstanding stock of Patient's Choice Healthcare, Inc., a privately held company headquartered in Columbus, Ohio. In connection with the financing of the acquisition, the Company expects to increase the bank revolving credit facility and issue shares of preferred stock. Such issuance is subject to shareholder approval. The Company anticipates completing the acquisition on or about August 17, 1998.

QUARTERLY FINANCIAL INFORMATION: SEASONALITY

Quarterly operating results are typically affected by seasonal factors. Historically, the Company's first and fourth quarter are the most profitable, reflecting increased hospital utilization during the fall and winter months.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its equipment purchases primarily through internally generated funds and borrowings under its existing revolving credit facility. As an asset intensive business, the Company has required continued access to capital to support the acquisition of equipment for rental to its customers. The Company expects to purchase approximately $24.0 million of rental equipment in 1998.

In connection with the acquisition of HCI, the revolving credit facility was increased from $30 million to $40 million. Simultaneous with the acquisition of HCI, the bank revolving credit facility increased to $29.1 million.

As part of the pending acquisition of Patient's Choice Healthcare, Inc., the bank revolving credit facility is expected to be increased from $40 million to $48 million.

During the first six months of 1998 and 1997, net cash flows provided by operating activities were $2.8 million and $10.6 million, respectively. Net cash flows used in investing activities were $12.0 million and $9.6 million, in each of these periods. Net cash flows provided by (used in) financing activities were $9.2 million and ($1.2) million, respectively.

POST-RECAPITALIZATION

The Company's principal sources of liquidity are expected to be cash flows from operating activities and borrowings under the Revolving Credit Facility. It is anticipated that the Company's principal uses of liquidity will be to fund capital expenditures related to purchases of movable medical equipment, provide working capital, meet debt service requirements and finance the Company's strategic plans.

The Company is capitalized with $100 million of Senior Notes and a $30 million senior secured Revolving Credit Facility ($11.6 million of which was outstanding on June 30, 1998). Interest on loans outstanding under the Credit Agreement is payable at a rate per annum, selected at the option of the Company, equal to the Base Rate plus a margin of 1.00% (the "Base Rate Margin"), or the adjusted Eurodollar Rate plus a margin of 2.25% (the "Eurodollar Rate Margin"). Commencing September 30, 1998, the Eurodollar Rate Margin and the Base Rate Margin used to calculate such interest rates may be adjusted if the Company satisfies certain leverage rations. The Credit Agreement contains restrictive covenants which, among other things, limit the Company from entering into additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and prepayments of other indebtedness.

The Company believes that, based on current levels of operations and anticipated growth, its cash from operations, together with other sources of liquidity, including borrowings available under the Revolving Credit Facility, will be sufficient over the next several years to fund anticipated capital expenditures and make required payments of principal and interest on its debt, including payments due on the Senior Notes and obligations under the Revolving Credit Facility. The Company believes that its ability to repay the Senior Notes and amounts outstanding under the Revolving Credit Facility at maturity will require additional financing. There can be no assurance, however, that any such financing will be available at such time to the Company, or that any such financing will be on terms favorable to the Company. In addition, the Company continually evaluates potential acquisitions and expects to fund such acquisitions from its available sources of liquidity, including borrowings under the Revolving Credit Facility.

The Company's expansion and acquisition strategy may require substantial capital, and no assurance can be given that the Company will be able to raise any necessary additional funds through bank financing or the issuance of equity or debt securities on terms acceptable to the Company, if at all.

THE YEAR 2000 ISSUE

The Company is currently evaluating the potential impact of the situation referred to as the "Year 2000 Issue." The Year 2000 Issue concerns the inability of computer software programs to properly recognize the process date sensitive information relating to the Year 2000. The Company has acquired and is using an automated Year 2000 tool to assist in the updating of applications. Certain of the Company's systems, including general ledger, accounts payable, fixed assets, payroll and human resources, are currently Year 2000 compliant. The Company's newer applications, which utilize a two-digit century field, are expected to require little additional effort to be Year 2000 compliant. Other systems, including the Company's AIMS/CS software package licensed to customers, are upgraded annually, and will be made Year 2000 compliant in the next upgrade required in 1999. The Company's pool of rental equipment includes certain pieces of older equipment that may not be Year 2000 compliant. The Company is in the process of examining which units need to be upgraded. The Company does not anticipate that the cost associated with the necessary upgrades to either the Company's computer software or rental equipment will be material to its business, financial position or results of operations. The Company is also in the process of evaluating the impact of Year 2000 compliance issues as they relate to its significant customers and suppliers.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       (A)  EXHIBITS:

            (12)  Ratio of Earnings to Fixed Charges


       (B)  REPORTS ON FORM 8-K:

            None

                                   SIGNATURES


     The Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 15, 1998


                                       UNIVERSAL HOSPITAL SERVICES, INC.


                                       By    /s/ David E. Dovenberg
                                          ---------------------------------
                                       David E. Dovenberg,
                                       President and Chief Executive Officer




                                       By    /s/ Gerald L. Brandt
                                          --------------------------------
                                       Gerald L. Brandt,
                                       Vice President of Finance and
                                       Chief Financial Officer

                        UNIVERSAL HOSPITAL SERVICES, INC.

                      EXHIBIT INDEX TO REPORT ON FORM 10-Q



EXHIBIT
NUMBER          DESCRIPTION                             PAGE
-------         -----------                             ----
  12            Ratio of Earnings to Fixed Charges       18