Form 10-Q/A
period 1998-06-30
UNIVERSAL HOSPITAL SERVICES INC
filed 1998-09-01
CIK 886171

                                  FORM 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


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

                                 Yes [ ] No [X]

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       (A)  EXHIBITS:

             Exhibit Number     Description
             --------------     -----------

                3.1(a) Restated Articles of Incorporation of Universal Hospital Services, Inc.

                3.1(b) Amendment to Articles of Incorporation of Universal Hospital Services, Inc.

                3.1(c) Certificate of Designation of Series A 12% Cumulative Convertible Accruing Pay-In-Kind Preferred Stock of Universal Hospital Services, Inc.

                4.3(a)          First Amendment to Credit Agreement

                4.3(b)          Second Amendment to Credit Agreement

                4.3(c)          Third Amendment to Credit Agreement

                4.3(d)          Fourth Amendment to Credit Agreement

                                   SIGNATURES


     The Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: September 1, 1998


                                       UNIVERSAL HOSPITAL SERVICES, INC.


                                       By    /s/ David E. Dovenberg
                                          ---------------------------------
                                       David E. Dovenberg,
                                       President and Chief Executive Officer




                                       By    /s/ Gerald L. Brandt
                                          --------------------------------
                                       Gerald L. Brandt,
                                       Vice President of Finance and
                                       Chief Financial Officer

                        UNIVERSAL HOSPITAL SERVICES, INC.

                      EXHIBIT INDEX TO REPORT ON FORM 10-Q



             Exhibit Number     Description
             --------------     -----------

                3.1(a) Restated Articles of Incorporation of Universal Hospital Services, Inc.

                3.1(b) Amendment to Articles of Incorporation of Universal Hospital Services, Inc.

                3.1(c) Certificate of Designation of Series A 12% Cumulative Convertible Accruing Pay-In-Kind Preferred Stock of Universal Hospital Services, Inc.

                4.3(a)          First Amendment to Credit Agreement

                4.3(b)          Second Amendment to Credit Agreement

                4.3(c)          Third Amendment to Credit Agreement

                4.3(d)          Fourth Amendment to Credit Agreement