Form 10-Q
period 1998-09-30
UNIVERSAL HOSPITAL SERVICES INC
filed 1998-11-13
CIK 886171

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:SEPTEMBER 30, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 EXCHANGE ACT OF 1934


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


                                  612-893-3200
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X]     No [ ]

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        UNIVERSAL HOSPITAL SERVICES, INC.

                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                        SEPTEMBER 30,
                                                          -------------------------------       -------------------------------
                                                              1998                1997             1998                 1997
                                                          ------------       ------------       ------------       ------------
Revenues:

 Equipment rentals                                        $ 15,334,184       $ 12,790,081       $ 44,494,058       $ 41,175,383
 Sales of supplies and equipment, and other                  2,228,127          1,395,642          4,594,563          4,313,480
                                                          ------------       ------------       ------------       ------------
    Total revenues                                          17,562,311         14,185,723         49,088,621         45,488,863

Costs of rentals and sales:

 Cost of equipment rentals                                   4,010,706          3,424,018         11,287,095          9,873,513
 Rental equipment depreciation                               2,805,000          3,700,000         10,650,000         10,700,000
 Loss on disposition of Bazooka Beds                         2,866,119                             2,866,119
 Cost of supplies and equipment sales                        1,441,592            942,122          2,999,452          2,967,269
                                                          ------------       ------------       ------------       ------------
    Total cost of rentals and sales                         11,123,417          8,066,140         27,802,666         23,540,782
                                                          ------------       ------------       ------------       ------------

Gross profit                                                 6,438,894          6,119,583         21,285,955         21,948,081

Selling, general and administrative                          5,572,732          4,263,608         14,991,969         14,214,563
Recapitalization and transaction costs                                            219,451          5,027,905          1,130,372
                                                          ------------       ------------       ------------       ------------
Operating income                                               866,162          1,636,524          1,266,081          6,603,146

Interest expense                                             3,258,101            737,978          7,650,415          2,295,565
                                                          ------------       ------------       ------------       ------------

(Loss) income before (benefit) provision for income
   taxes and extraordinary charge                           (2,391,939)           898,546         (6,384,334)         4,307,581

(Benefit) provision for income taxes:
  Current                                                       54,000            258,000           (346,000)         1,325,000
  Deferred                                                    (445,000)           139,000           (723,000)           616,000
                                                          ------------       ------------       ------------       ------------
                                                              (391,000)           397,000         (1,069,000)         1,941,000
                                                          ------------       ------------       ------------       ------------
Net (loss) income before extraordinary charge               (2,000,939)           501,546         (5,315,334)         2,366,581

Extraordinary charge, net of deferred tax benefit of
   $1,300,000                                                                                      1,863,020
                                                          ------------       ------------       ------------       ------------
Net (loss) income                                         $ (2,000,939)      $    501,546       $ (7,178,354)      $  2,366,581
                                                          ============       ============       ============       ============


          The accompanying notes are an integral part of the unaudited financial statements.

                        UNIVERSAL HOSPITAL SERVICES, INC.

                                 BALANCE SHEETS

                                     ASSETS

               LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY

                                                                     SEPTEMBER 30,        DECEMBER 31,
                                                                         1998                 1997
                                                                     -------------       -------------
                                                                      (UNAUDITED)
Current assets:
       Accounts receivable, net                                      $  15,616,478       $  11,500,891
       Inventories                                                       2,742,812           1,356,828
       Deferred income taxes                                               418,000             455,000
       Other current assets                                              3,139,394           1,233,778
                                                                     -------------       -------------
           Total current assets                                         21,916,684          14,546,497

Property and equipment:
       Rental equipment, at cost less accumulated
          depreciation                                                  58,840,720          48,946,130
       Property and office equipment, at cost less
          accumulated depreciation                                       3,443,728           2,965,509
                                                                     -------------       -------------
           Total property and equipment, net                            62,284,448          51,911,639

Intangible and other assets:
       Goodwill, less accumulated amortization                          37,180,977          14,308,704
       Other primarily deferred financing costs,
          less accumulated amortization                                  6,766,056             419,259

                                                                     -------------       -------------
           Total assets                                              $ 128,148,165       $  81,186,099
                                                                     =============       =============

                LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY

Current liabilities:
       Current portion of long-term debt                             $     286,481       $     211,229
       Accounts payable                                                  3,448,323           3,186,964
       Accrued compensation and pension                                  2,142,493           2,213,841
       Accrued expenses                                                  1,620,553             810,874
       Bank overdraft                                                      642,653             717,675
                                                                     -------------       -------------
           Total current liabilities                                     8,140,503           7,140,583

Long-term debt                                                         144,878,357          33,733,773
Deferred compensation and pension                                        1,771,986           2,201,318
Deferred income taxes                                                    3,710,000           5,110,000

Series A 12% Cumulative Convertible Preferred Stock,
     $0.01 par value: 25,000 shares authorized, 6,000
     shares issued and outstanding at September 30, 1998                 6,000,000

Commitments and contingencies

Shareholders' (deficiency) equity:

       Common Stock, $.01 par value; 50,000,000 and 10,000,000
         shares Authorized at September 30, 1998 and
         December 31, 1997, respectively; 15,938,845 and
         5,480,829 shares issued and outstanding at
         September 30, 1998 and December 31, 1997, respectively            159,388              54,808

       Additional paid-in capital                                                           16,042,715
       Retained (deficit) earnings                                     (36,461,345)         16,902,902
       Stock subscription receivable                                       (50,724)
                                                                     -------------       -------------
           Total shareholders' (deficiency) equity                     (36,352,681)         33,000,425
                                                                     -------------       -------------

           Total liabilities and shareholders'
              (deficiency) equity                                    $ 128,148,165       $  81,186,099
                                                                     =============       =============

          The accompanying notes are an integral part of the unaudited financial statements.

                        UNIVERSAL HOSPITAL SERVICES, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                   ---------------------------------
                                                                        1998                1997
                                                                   -------------       -------------
Cash flows from operating activities:
    Net (loss) income                                              $  (7,178,354)      $   2,366,581
    Adjustments to reconcile net (loss) income to net
      cash provided by operating activities:
         Depreciation and amortization                                12,683,636          11,948,396
         Provision for doubtful accounts                                 164,767             337,078
         Loss (gain) on sales/disposition of rental equipment          3,189,674            (206,290)
         Extraordinary charge less cash paid                             303,314
         Deferred income taxes                                        (2,023,000)            616,000
    Changes in operating assets and liabilities excluding
      impact from acquisitions:
         Accounts receivable                                          (1,167,595)            210,267
         Inventories and other operating assets                       (2,415,937)             59,570
         Accounts payable and accrued expenses                          (951,052)          1,061,641
                                                                   -------------       -------------
         Net cash  provided by operating activities                    2,605,453          16,393,243
                                                                   -------------       -------------

Cash flows from investing activities:
    Rental equipment purchases                                       (16,704,942)        (13,628,930)
    Property and office equipment purchases                             (685,981)           (151,968)
    Proceeds from sale/disposition of rental equipment                   754,599             592,197
    Acquisitions                                                     (33,869,383)
    Other                                                                  6,709              10,962
                                                                   -------------       -------------
         Net cash used in investing activities                       (50,498,998)        (13,177,739)
                                                                   -------------       -------------

Cash flows from financing activities:
    Proceeds from issuance of common stock, net of
      offering costs                                                  21,518,162             803,371
    Proceeds from the issuance of preferred stock                      6,000,000
    Repurchase of common stock                                       (84,734,914)
    Prepayment of deferred loan costs                                 (6,780,927)
    Proceeds under loan agreements                                   162,287,399          17,784,000
    Payments under loan agreements                                   (51,091,978)        (21,420,686)
    Tax benefit of nonqualified stock options                          1,042,000              11,150
    Decrease in book overdraft                                          (346,197)           (590,761)
                                                                   -------------       -------------
         Net cash provided by (used in) financing activities          47,893,545          (3,412,926)
                                                                   -------------       -------------

Net change in cash and cash equivalents                                     --              (197,422)

Cash and cash equivalents at beginning of period                            --               197,422
                                                                   -------------       -------------
Cash and cash equivalents at end of period                                  --                  --
                                                                   =============       =============

Supplemental cash flow information:
   Interest paid                                                   $   6,708,000       $   2,349,000
                                                                   =============       =============
   Income taxes paid                                               $     425,000       $   1,777,000
                                                                   =============       =============
   Rental equipment purchases included in accounts payable         $   1,806,000       $     876,000
                                                                   =============       =============

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

     The financial statements presented herein as of September 30, 1998 and 1997, and for the three and nine months then ended, reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented. Except as discussed in Notes 3, 8 and 9 below, these adjustments are all of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year.

     The December 31, 1997 Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     As of September 30, 1998, the Company had no subsidiaries, and the financial information for the three months ended September 30, 1998 has been presented on that basis. However, as a result of the acquisitions described in Note 2 below, the Company had subsidiaries for a portion of the 1998 periods presented.

2.   ACQUISITIONS

     HOME CARE INSTRUMENTS, INC.

     On July 30, 1998, the Company acquired HCI Acquisition Corp. (HCI), the parent company of Home Care Instruments, Inc., pursuant to a Stock Purchase Agreement among the Company and shareholders of HCI. Under the agreement, the Company acquired all of the outstanding capital stock of HCI for approximately $19.3 million, including the repayment of approximately $3.6 million of outstanding indebtedness of HCI. The source of funds was approximately $18.6 million under the Revolving Credit Facility and approximately $0.7 million of proceeds from the issuance of 256,272 shares of the Company's common stock. In connection with the acquisition, the Company amended its Revolving Credit Facility (see Note 6 below) to permit the acquisition, to increase the borrowing base, and to increase the revolving commitment under the Credit Facility to $40 million.

     HCI rents medical equipment to the home care and hospital markets in the Midwestern United States, renting approximately 100 types of equipment, supplies disposable medical products used in connection with the rental equipment, and provides a variety of biomedical services.

     On September 29, 1998, Home Care Instruments, Inc. was merged with and into HCI Acquisition Corp., and on September 30, 1998, HCI Acquisition Corp. was merged with and into the Company.

     PATIENT'S CHOICE HEALTHCARE, INC.

     On August 17, 1998, the Company acquired all of the outstanding capital stock of Patient's Choice Healthcare, Inc. (PCH), pursuant to a Stock Purchase Agreement, among the Company and the shareholders of PCH. Under the agreement, the Company acquired all of the outstanding capital stock of PCH for approximately $14.6 million, including the repayment of approximately $2.7 million of outstanding indebtedness of PCH. In connection with the acquisition, the Company amended its Revolving Credit Facility to permit the acquisition, to increase the borrowing base, and to increase the revolving commitment under the Credit Facility to $50 million. The source of funds was approximate of $8.6 million from the Credit Facility and $6.0 million from proceeds of the issuance of 6,000 shares of Series A 12% Cumulative Convertible Accruing Paid-In-Kind Preferred Stock of the Company. (See Note 7)

     PCH is a medical distribution company that rents, sells and leases IV pumps to home infusion companies, long-term consulting pharmacies, oncology clinics and hospitals. PCH sells over 4,000 disposable products and rents over 60 different types of equipment. PCH also provides a variety of biomedical services.

     On September 30, 1998, PCH was merged with and into the Company.

     The acquisitions of HCI and PCH were accounted for using the purchase method. Accordingly, the respective purchase prices were allocated to assets and liabilities acquired based on their estimated fair values. This treatment resulted in approximately $23.9 million of cost in excess of net tangible assets and liabilities (goodwill) which is being amortized on a straight-line basis over 15 years. The estimated fair values of assets and liabilities acquired are as follows:

                                                      HCI              PCH
                                                   --------         --------
     Accounts Receivable                           $  1,424         $  1,693
     Rental Equipment                                 4,908            2,834
     Goodwill                                        13,849           10,070
     Other Assets                                       624              968
     Accounts Payable and Other Liabilities          (1,529)            (972)
                                                   --------         --------
                                                   $ 19,276         $ 14,593
                                                   ========         ========

     HCI's and PCH's operations have been included in the Company's results of operations since the dates of acquisition.

     The following summarizes unaudited pro-forma results of operations for the three and nine months ended September 30, 1998 and 1997, assuming the acquisition of HCI and PCH occurred as of January 1, 1997 (in thousands):

                                  Three Months Ended              Nine Months Ended
                                     September 30                    September 30
                              -------------------------        ------------------------
                                 1998            1997            1998             1997
                              --------         --------        --------        --------
     Total Revenues           $ 19,334         $ 18,222        $ 59,263        $ 57,861
     Net (Loss) Income        $ (2,131)        $    769        $  5,359        $  2,820

     MEDICAL RENTALS STAT, INC.

     On November 5, 1998, the Company acquired Medical Rentals Stat, Inc. (MRS), pursuant to a Stock Purchase Agreement among the Company and the shareholders of MRS. Under the agreement, the Company acquired all of the outstanding capital stock of MRS for approximately $1.8 million, including the repayment of approximately $0.4 million of outstanding indebtedness of MRS. The source of funds was from the Revolving Credit Facility. In connection with the acquisition, the company amended its Revolving Credit Facility (see Note 6 below) to permit the acquisition.

     MRS rents movable medical equipment to hospitals and home care providers in Oklahoma. MRS also supplies disposable medical products used in connection with the rental equipment, and provides a variety of biomedical services. Subsequent to the acquisition, MRS was merged with and into the Company.

3.   RECAPITALIZATION OF THE COMPANY

     The Recapitalization was effected through the merger (the "Merger") of UHS Acquisition Corp., a newly-formed Minnesota corporation controlled by J.W. Childs Equity Partners, L.P. ("Childs") with and into the Company. The Recapitalization and Merger was effective on February 25, 1998, the date approved by the Company's shareholders.

     Pursuant to the Merger Agreement (i) UHS Acquisition Corp. was merged with and into the Company, with the Company continuing as the surviving corporation, and (ii) each outstanding share of Common Stock (other than shares owned directly or indirectly by Childs or the Company, shares in respect of which appraisal rights were properly exercised and shares held by the Management Investors), together with certain associated shareholders' rights, was converted into the right to receive $15.50 in cash.

     In connection with the Recapitalization, (i) the Company's previous shareholders (other than the new senior management team and certain other continuing members of management) received, in consideration for the cancellation of approximately 5.3 million shares of the Company's Common Stock and options to purchase approximately 344,000 shares of Common Stock, cash in the aggregate amount of approximately $84.7 million (net of aggregate option exercise price), or $15.50 per share; (ii) the Company repaid outstanding borrowings of approximately $35.5 million under existing loan agreements; (iii) the Company paid fees and expenses of approximately $11.5 million related to the Recapitalization of which approximately $5.9 million was capitalized as deferred financing costs and $0.6 million which was recorded in equity, and (iv) the Company paid approximately $3.3 million in severance payments to certain non-continuing members of management, of which $0.5 million had already been accrued.

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

4.   RECAPITALIZATION AND TRANSACTION COSTS

     During the third quarter of 1997, the Company incurred $219,451, ($1,130,372 for the nine months), of non-recurring expenses, consisting primarily of legal, investment banking and special committee fees, associated with the Company's subsequently mutually terminated sales agreement with MEDIQ, Incorporated ("MEDIQ").

     During the first nine months of 1998, the Company incurred $5,027,905 of non-recurring expenses, consisting mainly of legal, auditing, and other advisory related fees, associated with the Recapitalization. (See Note 3)

5.   NEW SENIOR NOTES

     In connection with the Merger, the Company issued $100 million of 10.25% Senior Notes, which mature on March 1, 2008. Interest is payable semiannually in arrears on March 1 and September 1 of each year, commencing September 1, 1998.

     The Senior Notes will be redeemable, in whole or in part, at the option of the Company on or after March 1, 2003 at a redemption price, plus accrued interest to the date of redemption. In addition, the Senior Notes are not redeemable by the Company prior to March 1, 2003, except that, at any time on or prior to March 1, 2001, the Company, at its option, may redeem with the net cash proceeds of one or more Equity Offerings up to 35% of the aggregate principal amount of the Senior Notes originally issued, at a redemption price equal to 110.25% of the principal amount thereof, plus accrued interest to the date of redemption; provided, that at least 65% of the aggregate principal amount of the Senior Notes originally issued remains outstanding immediately following such redemption.

     The Senior Notes are general unsecured obligations of the Company, rank PARI PASSU in right of payment to all existing and future unsubordinated indebtedness of the company and rank senior in right of payment to all subordinated obligations of the Company. The Senior Notes are effectively subordinated to any secured indebtedness of the Company, including indebtedness under the Revolving Credit Facility. (See Note 6)

6.   REVOLVING CREDIT FACILITY

     The Company has entered into a Revolving Credit Facility with three financial institutions. The Credit Facility, as amended, consists of a $50.0 million senior secured revolving credit facility which will terminate on February 23, 2003. $43.6 million was drawn down as of September 30, 1998.

     The facility is secured by substantially all the assets of the Company.

     Interest on loans outstanding are payable at a rate per annum, selected at the option of the Company, equal to the Base Rate Margin (the Banks Base Rate plus 1%) or the adjusted Eurodollar Rate Margin (2.25% over the adjusted Eurodollar Rate). Commencing September 30, 1998, the Banks Base Rate and the Eurodollar Rate used to calculate such interest rates may be adjusted if the Company satisfies certain leverage ratios. Interest on borrowings at the Base Rate shall be paid quarterly. Interest on borrowings at the Eurodollar Rate shall be paid at the end of the corresponding Eurodollar loan.

     The Credit Agreement also provides that a commitment fee of 0.50% per annum is payable on the unutilized amount of the Revolving Credit Facility.

     The Credit Agreement contains certain covenants including restrictions and limitations on dividends, capital expenditures, liens, leases, incurrence of debt, transactions with affiliates, investments and certain payments, and on mergers, acquisitions, consolidations and asset sales. Furthermore, the Company is required to maintain compliance with certain financial covenants such as a maximum leverage ratio, a maximum fixed charge test and an interest coverage test. The Credit Agreement also prohibits the Company from prepaying the Senior Notes.

     At September 30, 1998, the Company's Base Rate was 9.5% and the Eurodollar Rate was 7.875%.

7. ISSUANCE OF SERIES A 12% CUMULATIVE CONVERTIBLE PREFERRED STOCK AND AMENDMENT TO AUTHORIZED CAPITAL STOCK

     On August 17, 1998, the Company amended its Articles of Incorporation to
     (i) increase the number of shares of common stock it is authorized to issue from 25,000,000 to 50,000,000 and (ii) authorize the issuance of up to 10,000,000 shares of preferred stock, $0.01 par value, with such designations rights and preferences as the Board of Directors of the Company may determine.

     On August 17, 1998, the Board of Directors of the Company authorized the issuance of 25,000 shares of preferred stock. These shares, designated as Series A 12% Cumulative Convertible Accruing Pay-In-Kind Preferred Stock (Series A Preferred Stock), are entitled to one vote per share on all matters which common stockholders are entitled to vote and accrue pay-in-kind dividends at the rate of 12% per annum. The Series A Preferred Stock has a mandatory redemption date of August 17, 2008 at a redemption price of $1,000 per share plus an amount in cash equal to all dividends outstanding per share. The Series A Preferred Stock may be redeemed by the Company at any time at a per share redemption price of $1,060 plus an amount in cash equal to all dividends outstanding per share (calculated on the basis of $1,060 per dividend share). The Series a Preferred Stock is convertible, at the option of the holder, into common stock at the conversion price of $2.79 per common share, adjusted for any subsequent changes in number of common stock shares outstanding.

     On August 17, 1998, the Company issued 6,000 shares of its Series A Preferred Stock to an affiliate of J.W. Childs, L.P., the holders of approximately 83% of the Company's common stock.

8.   CHANGE IN RENTAL EQUIPMENT DEPRECIATION LIFE

     Effective July 1, 1998, the Company changed the estimated remaining useful lives of all of its rental equipment from a range of five to seven years to seven years. These revised useful lives more closely reflect the expected remaining lives of the Company's rental equipment.

     This change is estimated to result in a reduction of depreciation expense of the three months and nine months ended September 30, 1998 of approximately $1.5 million.

9.   LOSS ON DISPOSITION OF BAZOOKA BEDS

     During the third quarter of 1998, the Company recorded a loss of $2.9 million on dispositions of approximately 1,700 excess Bazooka Beds. The Company retained approximately 750 Bazooka Beds in its rental equipment pool. The Company had acquired its rental equipment pool of Bazooka Beds under an exclusive agreement which was terminated by the Company in March 1996. Utilization of Bazooka Beds in the Company's pool had been below the desired level and has declined steadily during 1997 and the first nine months of 1998.

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

RESULTS OF OPERATIONS

The following table provides information on the percentages of certain items of selected financial data bear to total revenues and also indicates the percentage increase or decrease of this information over the prior comparable period:


                                                              PERCENT OF TOTAL REVENUES            PERCENTAGE INCREASE (DECREASE)
                                             ----------------------------------------------------  ------------------------------
                                                   THREE MONTHS ENDED          NINE MONTHS ENDED     QTR 3 1998     NINE MONTHS
                                                      SEPTEMBER 30,              SEPTEMBER 30,                          1998

                                                                                                     OVER QTR 3       OVER NINE
                                                   1998          1997         1998          1997         1997        MONTHS 1997
                                             ----------------------------------------------------   ------------    ------------
                                                      (Unaudited)                (Unaudited)         (Unaudited)    (Unaudited)
Revenues:

   Equipment rentals                              87.31%        90.16%       90.64%        90.52%       19.89%         8.06%
   Sales of supplies and equipment,
     and other                                    12.69%         9.84%        9.36%         9.48%       59.65%         6.52%
                                             ----------------------------------------------------
       Total revenues                            100.00%       100.00%      100.00%       100.00%       23.80%         7.91%

Costs of rentals and sales:

   Cost of equipment rentals                      22.84%        24.14%       22.99%        21.71%       17.13%        14.32%
   Rental equipment depreciation                  15.97%        26.08%       21.70%        23.52%      (24.19%)       (0.47%)
   Loss on disposition of Bazooka Beds            16.32%                      5.84%                        NM            NM
   Cost of supplies and equipment sales            8.21%         6.64%        6.11%         6.52%       53.02%         1.08%
                                             ----------------------------------------------------
       Total cost of rentals and sales            63.34%        56.86%       56.64%        51.75%       37.90%        18.10%
                                             ----------------------------------------------------

Gross profit                                      36.66%        43.14%       43.36%        48.25%        5.22%        (3.02%)

Selling, general and administrative               31.73%        30.06%       30.54%        31.25%       30.70%         5.47%
Recapitalization and transaction costs                           1.55%       10.24%         2.48%          NM        344.80%
                                             ----------------------------------------------------
Operating income                                   4.93%        11.53%        2.58%        14.52%      (47.07%)      (80.83%)

Interest expense                                  18.55%         5.20%       15.59%         5.05%      341.49%       233.27%
                                             ----------------------------------------------------

(Loss) income before income taxes and
  extraordinary charge                           (13.62%)        6.33%      (13.01%)        9.47%          NM            NM
                                             ----------------------------------------------------

(Benefit) provision for income taxes:             (2.23%)        2.79%       (2.18%)        4.27%          NM            NM

Net (loss) income before
extraordinary charge                             (11.39%)        3.54%      (10.83%)        5.20%          NM            NM

Extraordinary charge, net of tax benefit
  of $1,300,000                                                               3.79%                        NM            NM
                                             ----------------------------------------------------
Net (loss) income                                (11.39%)        3.54%      (14.62%)        5.20%          NM            NM
                                             ====================================================

GENERAL

The Company is a leading provider of moveable medical equipment to more than 4,000 hospitals and alternate care providers through its equipment rental and outsourcing programs.

The following discussion addresses the financial condition of Universal Hospital Services, Inc. (UHS), as of September 30, 1998 and the results of its operations for the three and nine months ended September 30, 1998 and 1997 and its cash flows for the nine months ended September 30, 1998 and 1997, respectively. This discussion should be read in conjunction with the financial statements included elsewhere herein and the Management's Discussion and Analysis and Financial sections of the Company's Form S-1 filing filed with the Securities and Exchange Commission on June 24, 1998.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements in this filing may contain "forward looking" information which involve risks and uncertainties, including, but not limited to, the effect of changing economic or business conditions, the impact of competition and other risk factors described more fully below under the caption "Industry Assessment" and in the company's Form S-1 filing filed with the Securities and Exchange Commission on June 24, 1998 under the caption "Risk Factors".

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

RECAPITALIZATION, FINANCING AND RELATED TRANSACTIONS

On November 25, 1997, the Board of Directors of the Company entered into the Merger Agreement with UHS Acquisition Corp. and J.W. Childs Equity Partners, L.P. and the Recapitalization was completed on February 25, 1998. (See footnote 3 to the financial statements).

COMPLETED ACQUISITIONS

On July 30, 1998, the Company completed the purchase of Home Care Instruments, Inc. (HCI), a privately held company headquartered in St. Louis, Missouri. (See footnote 2 to the financial statements).

On August 17, 1998, the Company completed the purchase of Patient's Choice Healthcare, Inc, (PCH), a privately held company headquartered in Columbus, Ohio. (See footnote 2 to the financial statements).

On November 5, 1998, the Company completed the purchase of Medical Rentals Stat, Inc. (MRS), a privately held company headquartered in Oklahoma City, Oklahoma. (See footnote 2 to the financial statements).

EQUIPMENT RENTAL REVENUES

Equipment rental revenues were $15.3 million for the third quarter of 1998, representing $2.5 million, or 19.9% increase from equipment rental revenues of $12.8 million for the same period of 1997. Without considering the acquisitions of HCI and PCH, equipment rental revenue would have increased 9.0% for the third quarter compared to the same period in the prior year. For the first nine months of 1998, equipment rental revenues were $44.5, representing $3.3 million, or 8.1% increase from rental revenues of $41.2 million for the same period of 1997. Without considering the acquisitions of HCI and PCH, equipment rental revenue would have increased 4.7% for the first nine months of 1998 compared to the same nine months in 1997. The rental revenue increase resulted from the acquisitions in the third quarter of HCI and PCH, which contributed during the quarter of approximately $1.4 million of rental revenue growth combined with continued growth at UHS' acute care hospital customers and at both established and new district offices.

Effective February 1, 1997, the Company entered into a two-year agreement with Premier, one of the nation's largest health care alliance enterprises, for medical equipment rentals and services. This agreement is expected to produce significant savings for Premier's 1,750 hospitals and health system owners and affiliates, as it offers special rates, discounts and incentives on equipment rentals. The Premier agreement and some longer term commitments the Company has established with some of its larger customers have required some price concessions. Management believes that these agreements will contribute to future rental revenue growth.

SALES OF SUPPLIES AND EQUIPMENT, AND OTHER

Sales of supplies and equipment, and other were $2.2 million for the third quarter of 1998, representing a $1.0 million, or 59.6%, increase from sales of supplies and equipment, and other of $1.4 million for the same period of 1997. For the first nine months of 1998, sales of supplies and equipment, and other were $4.6 million, representing a $0.3 million, or 6.5% increase from sales of supplies and equipment, and other of $4.3 million for the same period of 1997. These increases are the result of the acquisition in the third quarter of HCI and PCH which have generated sales of supplies and equipment, and other of approximately $0.8 million since the acquisitions were completed. PCH places a greater emphasis on sales of disposable and generates approximately two thirds of its revenue from sales of disposables to health care providers.

COST OF EQUIPMENT RENTALS

Cost of equipment rentals were $4.0 million for the third quarter of 1998, representing a $0.6 million, or 17.1%, increase from cost of equipment rentals of $3.4 million for the same period of 1997. For the first nine months of 1998, cost of equipment rentals was $11.3 million, representing a $1.4 million, or 14.3% increase from cost of equipment rentals of $9.9 million for the same period of 1997. Cost of equipment rentals, as a percentage of equipment rental revenues, decreased to 26.2% for the third quarter of 1998 from 26.8% for the same period of 1997. For the first nine months of 1998, cost of equipment rentals, as a percentage of equipment rental revenues, increased to 25.4% from 24.0% for the same period of 1997. During 1998, the Company changed its emphasis to increase support staff while redirecting and decreasing its promotional staff. This change resulted in higher rental costs offset by reduced promotional expenses in the Selling, General and Administrative expense area combined with lower repair and replacement expenses incurred in 1997 as a result of the uncertainty in the Company's ownership.

RENTAL EQUIPMENT DEPRECIATION

Rental equipment depreciation was $2.8 million for the third quarter of 1998, representing $0.9 million, or 24.2% decrease from rental equipment depreciation of $3.7 million for the same period of 1997. For the first nine months of 1998, rental equipment depreciation was $10.6 million, representing a $0.1 million, or 0.5% decrease from rental equipment depreciation of $10.7 million for the same period of 1997. Rental equipment depreciation as a percentage of equipment rental revenues decreased to 18.3% in the third quarter of 1998 from 28.9% for the same period of 1997. For the first nine months of 1998, rental equipment depreciation, as a percentage of equipment rental revenues, decreased to 23.9% from 26.0% for the same period of 1997. These decreases were the result of the Company's change in rental equipment depreciation lives from a range of five to seven years to seven years for all rental equipment (See footnote 8 to the financial statements). This change was effective July 1, 1998. The change in rental equipment depreciation lives decreased rental equipment depreciation by approximately $1.5 million in the third quarter of 1998.

LOSS ON DISPOSAL OF BAZOOKA BEDS

The Company's utilization of Bazooka beds in the Company's rental pool had been below the desired level and has declined steadily during 1997 and the first nine months of 1998. The Company had acquired its equipment pool of Bazooka portable specialty beds under an exclusive agreement, which was terminated by the Company in March 1996. Because of the continued decline in utilization, the Company decided to dispose of approximately 1,700 excess Bazooka Beds and associated products in the third quarter of 1998. The disposition of the units resulted in a loss of $2.9 million in the third quarter of 1998. Approximately 750 units of Bazooka Beds were retained by the Company for rental.

GROSS PROFIT

Total gross profit, exclusive of the loss on disposition of Bazooka Beds, was $9.3 million for the third quarter of 1998, representing a $3.2 million, or 52.1% increase from total gross profits of $6.1 million for the same period of 1997. For the first nine months of 1998, total gross profit, exclusive of the loss on disposition of Bazooka Beds, was $24.2 million, representing a $2.3 million, or 10.0% increase from total gross profit of $21.9 million for the same period of 1997. Total gross profit, exclusive of the loss on disposition of Bazooka Beds, increased to 53.0% of the total revenues for the third quarter of 1998 from 43.1% of total revenues for the same period of 1997. For the first nine months of 1998, total gross profit, exclusive of the loss on disposition of Bazooka Beds, as a percentage of total revenues, increased to 49.2% from 48.2% for the same period of 1997. These increases are predominately due to the change in rental equipment depreciation lives. Gross profit on rentals represents equipment rental revenues reduced by the cost of equipment rentals and rental equipment depreciation. Gross profit on rentals increased to 55.6% for the third quarter of 1998 from 44.3% for the same period in 1997. For the first nine months of 1998, gross profit on rental revenue increased to 50.7% from 50.0% for the same period of 1997. These increases were predominately due to the previously discussed change in depreciation lives on the rental equipment.

Gross profit on sales of supplies and equipment and other increased to 35.3% in the third quarter of 1998 from 32.5% for the same period of 1997. For the first nine months of 1998, gross profit on sales of supplies and equipment, and other increased to 34.7% from 31.2% for the same period of 1997. This increase in sales gross margin was due to the acquisition of PCH which, since the acquisition, generated approximately $700,000 of higher margin sales, mainly to alternate care providers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $5.6 million in the third quarter of 1998, representing a $1.3 million, or 30.7% increase from selling, general and administrative expenses of $4.3 million for the same period of 1997. For the first nine months of 1998, selling, general and administrative expenses were $15.0 million, representing a $0.8 million, or 5.5% increase from $14.2 million for the same period of 1997. The increases in the third quarter of 1998 over the comparable quarter in 1997, and the increase for the nine months period, are the result of the acquisition of HCI and PCH during the third quarter of 1998 in addition to increased employee count in 1998 over 1997 due to employees who had left in 1997 while facing employment uncertainty as a result of the potential sale of the Company to Mediq. These employee expenses were not offset by the reduction in salary expenses of the executive staff which did not continue on with the Company after the Recapitalization. Selling, general and administrative expenses as a percentage of total revenue increased to 31.7% for the third quarter of 1998 from 30.1% for the same period in 1997, mainly as a result of the acquisitions, while for the first nine months of 1998, selling, general and administration decreased to 30.5% from 31.2% for the same period of 1997. This was a result of the reduction in salary expenses of the executive staff which did not continue on with the Company after the Recapitalization.

RECAPITALIZATION AND TRANSACTION COSTS

For the first nine months of 1998, the Company incurred $5.0 million of non-recurring expenses, consisting primarily of legal, accounting, and other advisory related fees, associated with the Recapitalization.

During the third quarter of 1997, the Company incurred $0.2 million of non-recurring expenses, consisting primarily of legal, investment banking and special committee fees, associated with the Company's subsequently mutually terminated acquisition agreement with MEDIQ. For the first nine months of 1997, the Company incurred $1.1 million of non-recurring expenses.

INTEREST EXPENSE

Interest expense was $3.3 million for the third quarter of 1998, representing an increase of $2.6 million from interest expense of $0.7 in the same period of 1997. For the first nine months of 1998, interest expense was $7.7 million, representing a $5.4 million increase from $2.3 million for the same period of 1997. These increases primarily reflect the Recapitalization of the Company, incremental borrowings associated with capital equipment additions and the acquisitions of HCI and PCH. Average borrowings increased to $131.9 million during the third quarter of 1998 from $33.3 million for the same period in 1997 and from $35.1 million for the first nine months of 1997, to $104.9 million for the first nine months of 1998.

INCOME TAXES

The Company's effective income tax rate for the first nine months of 1998 was 16.7% compared to a statutory income tax rate of 37.0%. This reduced tax rate is primarily due to the effect of non-deductible expenses associated with the Recapitalization on the Company.

EXTRAORDINARY CHARGE

As a result of the Recapitalization and Senior Note issuance in the first quarter of 1998, the Company prepaid existing notes and a credit facility totaling $35.5 million, incurred a prepayment penalty of $2.9 million, and wrote off deferred finance costs of $0.3 million. This amount was reduced by the tax affect of these expenses of approximately $1.3 million.

NET LOSS

The Company incurred a net loss during the third quarter of 1998 as a result of the increase in interest expense and the loss on disposition of excess Bazooka Beds, as stated previously. The first nine months of 1998 resulted in a net loss due to the increase in interest expense and loss on disposition of excess Bazooka Beds combined with the previously mentioned Recapitalization related expenses.

EBITDA

The Company believes earnings before interest, taxes, depreciation, and amortization ("EBITDA") to be a measurement of operating performance. EBITDA for the third quarter of 1998 was $4.6 million versus $5.8 million for the same period of 1997. For the first nine months of 1998, EBITDA was $13.9 million versus $18.6 million for the same period of 1997. Adjusted EBITDA, which adjusts for the loss on disposal of Bazooka beds and non-recurring Recapitalization and transaction costs, was $7.5 million and $6.0 million for the third quarter of 1998 and 1997, respectively. Adjusted EBITDA for the first nine months of 1998 was $21.8 and $19.7 for the corresponding period in 1997.

QUARTERLY FINANCIAL INFORMATION: SEASONALITY

Quarterly operating results are typically affected by seasonal factors. Historically, the Company's first and fourth quarter are the most profitable, reflecting increased hospital utilization during the fall and winter months.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its equipment purchases primarily through internally generated funds and borrowings under its existing revolving credit facility. As an asset intensive business, the Company has required continued access to capital to support the acquisition of equipment for rental to its customers. Exclusive of acquisitions, the Company expects to purchase $24.0 million of rental equipment in 1998.

Due to the acquisitions of HCI and PCH, the revolving credit facility was increased from $30.0 million to $50.0 million. (See footnote 2 to the financial statements) The borrowings under the Revolving Credit Facility were $43.6 million at September 30, 1998.

During the first nine months of 1998 and 1997, net cash flows provided by operating activities were $2.6 million and $16.4 million, respectively. Net cash flows used in investing activities were $50.5 million and $13.2 million, in each of these periods. Net cash flows provided by (used in) financing activities were $47.9 million and ($3.4) million, respectively.

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

The Company is capitalized with $100.0 million of Senior Notes and a $50.0 million senior secured Revolving Credit Facility. Interest on loans outstanding under the Credit Agreement is payable at a rate per annum, selected at the option of the Company, equal to the Base Rate plus a margin of 1.00% (the "Base Rate Margin"), or the adjusted Eurodollar Rate plus a margin of 2.25% (the "Eurodollar Rate Margin"). Commencing September 30, 1998, the Eurodollar Rate Margin and the Base Rate Margin used to calculate such interest rates may be adjusted if the Company satisfies certain leverage rations. The Credit Agreement contains restrictive covenants which, among other things, limit the Company from entering into additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and prepayments of other indebtedness.

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

In the first nine months of 1998, the Company incurred non-recurring costs related to the Recapitalization of approximately $8.8 million, including $2.8 million in severance expense to certain non-continuing members of management, $3.2 million ($1.9 million net of tax) for prepayment penalties on existing loans and write-off of corresponding loan origination fees, $1.2 million in investment banker fees, and approximately $1.6 million in additional recapitalization expenses (of which $0.6 million was recorded directly in equity).

THE YEAR 2000 ISSUE

Many currently installed computer systems and software are coded to accept only two-digit entries in the data code fields. These data code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. This problem could result in system failures or miscalculations causing disruptions of business operations (including, among other things, a temporary inability to process transactions, send invoices or engage in other similar business activities). As a result, many companies' computer systems and software will need to be upgraded or replaced in order to comply with Year 2000 requirements. The potential global impact of the Year 2000 problem is not known, and, if not corrected in a timely manner, could affect the Company and the U.S. and world economy generally.

The Company's Quality Assurance Department procedures currently contain steps to include Year 2000 compliance verification for all current and future rental products. The Company has been contacting the rental equipment manufacturers regarding Year 2000 compliance. The equipment generally falls into four categories:

o    Equipment that is currently Year 2000 compatible,

o    Equipment that does not need date processing and therefore is compatible,

o Equipment that will require the date to be manually reset (The equipment will continue to function but may record or print out the incorrect year),

o Equipment that will require software or hardware upgrades (The upgrades will be completed by the Company's technicians at no material additional expense to the Company. It is estimated that the costs of the upgrades, which will be capitalized, will be approximately $150,000.), and

o Equipment that will need to be disposed (The Company anticipates the net book value of this equipment will be immaterial and will be disposed of over the next five quarters.).

Most of the company's equipment is currently Year 2000 compliant, and the Company believes that compliance for all of its products will be achieved prior to January 1, 2000.

The Company is currently using line management to address internal and external Year 2000 issues. The Company will be forming a project team in the fourth quarter of 1998 consisting of representatives from its Information Technology, Finance, Quality Assurance, Sales, Marketing and Legal Departments to address other internal and external Year 2000 issues. The Company's internal financial and other computer systems are being reviewed to assess and remediate Year 2000 problems. The Company's assessment of internal systems includes its informational technology ("IT") as well as non-IT systems. The Company's Year 2000 IT compliance program includes the following phases: identifying systems that need to be modified or replaced; carrying out remediation work to modify existing systems or convert to new systems; and conducting validation testing of systems and applications to ensure compliance. The Company is currently in the carrying out remediation work to modify existing system and converting and testing new systems phases of this program.

The amount of remediation work required to address Year 2000 problems is not expected to be extensive. The Company has or is currently replacing certain of its financial and operational systems, and management believes that the new equipment and software substantially addresses Year 2000 issues. However, the Company will be required to modify some if its existing software in order for its computer systems to function properly in the year 2000 and thereafter. The Company estimates that it will complete its Year 2000 compliance program for all of its significant internal systems no later than September 30, 1999.

In addition, the Company is requesting and will continue to gain assurances from its major suppliers that the suppliers are addressing the Year 2000 issue and that products purchased by the Company from such suppliers will function properly in the year 2000. Also, contacts are being made with the Company's major customers. These actions are intended to help mitigate the possible external impact of the Year 2000 problem. However, it is impossible to fully assess the potential consequences in the event service interruptions from suppliers occur or in the event that there are disruptions in such infrastructure areas as utilities, communications, transportation, banking and government.

The total estimated cost for resolving the Company's Year 2000 IT issues is approximately $250,000, of which approximately $50,000 has been charged to earnings through September 30, 1998. The total cost estimate includes the cost of replacing non-compliant systems as a remediation cost in cases where the company has accelerated plans to replace such systems. Estimates of Year 2000 cost are based on numerous assumptions, and there can be no assurance that the estimate is correct or that actual cost will not be materially greater than anticipated.

Based on its assessments to date, the Company believes it will not experience any material disruption as a result of Year 2000 problems in information processing or interface with major customers, or with processing orders and billing. However, if certain critical third-party providers, such a those providers supplying electricity, water or telephone service, experience difficulties resulting in disruption of service to the Company, a shutdown of the Company's operations at individual facilities could occur for the duration of the disruption. The Company has not yet developed a contingency plan to provide for continuity of processing in such event of various problem scenarios, but it will assess the need to develop such a plan based on the outcome of its validation phase of its Year 2000 compliance program and the results of surveying its major suppliers and customers. Assuming no major disruptions in service from utility companies, or other critical third-party providers, the company believes that it will be able to manage its total Year 2000 transition without any material effect on the company's results of operations or financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 30, 1998 the Company issued 256,272 shares of its Common Stock, $0.01 par value, to an employee of the company and former shareholder of HCI Acquisition Corp. in connection with the Company's acquisition of HCI (see
Note 2 of Notes to Unaudited Quarterly Report Financial Statements in Par 1,
Item 1 thereof). The shares were issued for $714,999 in cash in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") pursuant to Section 4(2) of the Securities Act.

On August 17, 1998 the Company issued 6,000 shares of its Series A 12% Cumulative Convertible Accruing Pay-In-Kind Preferred Stock (the "Series A Preferred Stock") to an affiliate of J.W. Childs, L.P., the owner of approximately 83% of the Company's common stock, for $6,000,000 in cash in a private offering exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act. (see footnote 7 to the financial statements)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company does not have a class of equity securities registered under Section 15(d) or Section 12 of the Securities Exchange Act. On August 17, 1998 at a Special Meeting of Shareholders of the Company, the shareholders approved an amendment to the Company articles of incorporation to (i) increase the number of shares of common stock, $0.01 par value, that the Company is authorized to issue from 25,000,000 shares to 50,000,000 shares and (ii) authorize the issuance of up to 10,000,000 shares of preferred stock, $0.01 par value, with such designations, rights and preferences as the Board of Directors of the Company may determine. The number of shares present by person or by proxy at the Special Meeting was 15,384,763 shares. The number of shares voting for the amendment was 15,384,763 shares while no shares were voted against the amendment and no shares abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS:

          4.3(e) Fifth Amendment to Credit Agreement

          (12)   Ratio of Earnings to Fixed Charges

     (B)  REPORTS ON FORM 8-K:

          Form 8-K, dated August 13, 1998, reporting the July 30, 1998 acquisition by the Company of HCI Acquisition Corp, the parent company of Home Care Instruments, Inc., pursuant to a stock purchase agreement of the same date among the Company and the shareholders of HCI.

          Form 8-K dated September 1, reporting the August 17, 1998 acquisition by the Company of Patient's Choice Healthcare, Inc., pursuant to a stock purchase agreement dated August 7, 1998 among the Company and the shareholders of Patient's Choice Healthcare.

          Amendment No. 1 to the Form 8-K dated July 30, 1998, filed August 13, 1998. Amendment included financial statements and pro forma financial information regarding the acquisition of HCI.

          Amendment No. 1 to the Form 8-K dated August 17, 1998, filed September 1, 1998. Amendment included financial statements and pro forma financial information regarding the acquisition of Patient's Choice Healthcare.




                                   SIGNATURES

     The Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 13, 1998


                                       UNIVERSAL HOSPITAL SERVICES, INC.


                                       By /s/ David E. Dovenberg
                                          --------------------------------
                                       David E. Dovenberg,
                                       President and Chief Executive Officer




                                       By /s/ Gerald L. Brandt
                                          --------------------------------
                                       Gerald L. Brandt,
                                       Vice President of Finance and
                                       Chief Financial Officer

                        UNIVERSAL HOSPITAL SERVICES, INC.

                      EXHIBIT INDEX TO REPORT ON FORM 10-Q




EXHIBIT
NUMBER      DESCRIPTION                                         PAGE
-------     -----------                                         ----
4.3(e)      Fifth Amendment to Credit Agreement                  20

 12         Ratio of Earnings to Fixed Charges                   23