Form 10-K405
period 1998-12-31
UNIVERSAL HOSPITAL SERVICES INC
filed 1999-03-31
CIK 886171

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 1998, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the transition period from ________ to _________.

Commission File Number: 0-20086


                       UNIVERSAL HOSPITAL SERVICES, INC.
                       ---------------------------------
             (Exact name of Registrant as specified in its charter)


           Minnesota                                    41-0760940
           ---------                                    ----------
  (State or other jurisdiction of            (IRS Employer Identification No.)
  incorporation or organization)


                        3800 West 80th Street, Suite 1250
                        Bloomington, Minnesota 55431-4442
                        ---------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (612) 893-3200
                                 --------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K. [X]

                                 FORM 10-K INDEX




PART I                                                                   PAGE
------                                                                   ----

ITEM 1   Business                                                          1

ITEM 2   Properties                                                       14

ITEM 3   Legal Proceedings                                                14

ITEM 4   Submission of Matters to a Vote of Security Holders              14



PART II

ITEM 5   Market for Registrant's Common Equity and

                Related Stockholder Matters                               15

ITEM 6   Selected Financial Data                                          16

ITEM 7   Management's Discussion and Analysis of Financial

                Condition and Results of Operations                       20

ITEM 7A  Quantitative and Qualitative Disclosures about Market Risk       28

ITEM 8   Financial Statements and Supplementary Data                      28

ITEM 9   Changes in and Disagreements with Accountants

                on Accounting and Financial Disclosure                    28



PART III

ITEM 10  Directors and Executive Officers of the Registrant               29

ITEM 11  Executive Compensation                                           31

ITEM 12  Principal Shareholders                                           36

ITEM 13  Certain Relationships and Related Transactions                   37



PART IV

ITEM 14  Exhibits, Financial Statements, Schedule and

                Reports on Form 10-K                                       40

                                     PART I

                                ITEM 1. BUSINESS

GENERAL

         Universal Hospital Services, Inc. ("UHS" or the "Company") is a leading nationwide provider of movable medical equipment to more than 4,500 hospitals and alternate care providers through equipment rental and outsourcing programs. Our principal rental program is an innovative Pay-Per-Use(TM) program where we charge a per use rental fee based on daily use of equipment per patient. We also offer other rental programs where we charge customers on a daily, weekly or monthly basis. All of our rental programs include a comprehensive range of support services, including equipment delivery, training, technical and educational support, inspection, maintenance, and comprehensive documentation. In addition, through our Asset Management Partnership (AMP) Program, we allow customers to outsource substantially all, or a significant portion of, their movable medical equipment needs by providing, maintaining, managing and tracking that equipment for them. We also sell disposable medical supplies to hospitals in conjunction with the equipment we rent and to alternate care providers both in connection with our rental equipment and on a stand-alone basis. We seek to maintain high utilization of our rental equipment by pooling and redeploying that equipment among a diverse customer base and adjusting pricing on a customer by customer basis to compensate for their varying use rates. For the year ended December 31, 1998, we had total revenues of approximately $69.4 million and Adjusted EBITDA (as defined herein) of $30.1 million, which excludes the loss on the disposition of Bazooka beds and shareholder value expenses. For the year ended December 31, 1998, on a pro forma basis, including the three acquisitions made in 1998, our revenue and pro forma adjusted EBITDA (as defined herein) were $80.4 million and $34.7 million, respectively.

         We believe that our equipment rental and outsourcing programs are more cost effective for health care providers than the purchase or lease of movable medical equipment for the following reasons:

      o Increase Equipment Utilization Rates. Health care providers' movable medical equipment needs fluctuate on a daily basis due to varying patient census levels and severity of illness and condition. Therefore, a health care provider's equipment utilization will vary for a given fixed level of equipment. By using our rental programs, health care providers can increase the use rates of their medical equipment, allowing them to purchase less equipment and reduce related costs. Furthermore, our rental programs, especially our Pay-Per-Use program, allow customers more effectively to match the costs of variable equipment use with actual patient charges.

      o Outsource Support Services. Our full range of support services are included in our rental fee. We believe that we can often provide these support services at a lower cost than customers can themselves. Accordingly, health care providers can reduce the substantial operating costs associated with equipment ownership or lease.

      o Minimize Equipment Obsolescence Risk. Health care providers can effectively eliminate the risk of equipment obsolescence through our short-term rental and Pay-Per-Use programs. Our obsolescence risk is reduced because we can maintain high utilization of our equipment.

         We own a rental pool of over 72,000 pieces of movable medical equipment in four primary categories: critical care, monitoring, respiratory therapy and newborn care. We are one of only two national providers of movable medical equipment rental and outsourcing programs. As of December 31, 1998 we operated through 50 district offices and eight regional service centers, serving customers in 47 states and the District of Columbia.

MARKET OVERVIEW

         Historically, hospitals have purchased a majority of their movable medical equipment. In response to cost containment pressures, however, hospitals and other health care providers are seeking ways to reduce their movable medical equipment purchases and related capital and service costs. In making medical equipment procurement decisions, hospitals and other health care providers consider factors such as utilization levels of equipment and the costs of quality assurance, regulatory documentation, maintenance, repair, storage and obsolescence. We estimate that utilization rates of movable medical equipment owned by hospitals average between 45-68%, based on over 300 studies we and/or these hospitals conducted. We believe that these studies show that hospitals can purchase less equipment and reduce related costs by participating in our rental programs.

COMPANY STRENGTHS

         We attribute our historical success to, and believe that our potential for future growth comes from, the following strengths:

         Superior Service and Strong Customer Relationships. We distinguish ourself by being a leading service company rather than just an equipment rental provider. We compete on the basis of our value-added, full-service features of our rental programs in addition to price. Our support services include 24-hour-a-day, 365-day-a-year delivery of "patient ready" equipment, technical support, training in equipment use, quality assurance services, regular inspections and maintenance of all our equipment. As a result of our service focus, we enjoy strong customer relationships. Of our 100 largest customers as of January 1, 1992, 83 remain customers as of December 31, 1998.

         National Network. We are one of only two national providers of a broad range of movable medical equipment rental and outsourcing programs. As of March 31, 1999, our national network of 52 district offices and eight regional service centers serves hospital and alternate care customers in 47 states and the District of Columbia. This broad network allows us to meet the equipment rental and service needs of independent health care facilities, national and regional health care chains and group purchasing organizations. Our national network also enables us to redeploy equipment throughout our system in order to maintain high levels of equipment utilization and customer service.

         Sophisticated Use of Information Technology. Through our commitment to information technology, we developed proprietary systems designed to enhance our and our customers' operating efficiencies. We maintain a complete service history of all our rental equipment, including data on length of placement, transfers, modifications, repairs, maintenance and inspections. We use this information to monitor and schedule preventive maintenance and safety testing programs and to maximize equipment utilization. Our systems provide information that helps customers meet their equipment documentation needs under applicable industry standards and regulations. We also offer our customers software to track the location, utilization and availability of all of their movable medical equipment. Our MIS staff designed these systems and will continue to upgrade these systems and develop new applications.

         Depth and Breadth of Equipment Rental Pool; Purchasing Power. We own a rental pool of over 72,000 pieces of movable medical equipment in four primary categories: critical care, monitoring, respiratory therapy and newborn care. Our diversified equipment rental pool includes equipment purchased from approximately 75 suppliers in the year ended December 31, 1998 and enables us to offer customers numerous models from different manufacturers within each primary equipment category. The breadth of our product offerings gives us a competitive strength compared to manufacturers and regional equipment rental firms that may offer a limited range of models within an equipment category. In addition, the amount of our annual equipment purchases enables us to obtain favorable pricing terms from many equipment vendors. As of December 31, 1998, approximately 61% of our rental pool (valued at original cost and excluding companies acquired in 1998) was purchased within the last four years. We generally purchase new equipment for our rental pool.

         Experienced and Committed Management Team. As part of our February 1998 recapitalization (the "Recapitalization"), (See "Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations--Recapitalization, Financing and Related Transactions) we installed a new senior management team comprised of existing senior operating managers who have been with us for an average of 21 years. Through our subsequent acquisitions, we have expanded our management team with people experienced in the alternate care market by retaining the senior managers of the acquired companies. This management team is refocusing and expanding our growth strategy. Our management team has made a significant equity investment in the Company, owning over 18% of our common stock on a fully-diluted basis.

         Attractive Return on Rental Pool. Our pricing strategy is designed to generate a pay-back period which is substantially shorter than the useful life of a particular piece of equipment. We calculate our rental rates to recoup the equipment's purchase price generally within 16 to 18 months. Excluding related service and support costs, we expect to achieve a two year pay-back period on the original purchase price of our entire rental pool. In contrast, the average useful life of the equipment in our rental pool (excluding acquisitions) has historically been 8.2 years.

         Large and Diversified Customer Base. We provide movable medical equipment to approximately 1,900 hospitals and approximately 2,600 alternate care providers (such as home care providers, nursing homes, surgicenters, subacute care facilities and outpatient centers) throughout the United States. For the year ended December 31, 1998, our top ten customers accounted for approximately 14% of total rental revenues.

GROWTH STRATEGY

         We believe that the aging population, increased life expectancy and managed care will provide significant growth opportunities in both hospital and alternate care settings. Our strategy is to achieve continued growth by:

         Increasing Business with Existing Customers. We seek to increase our business with existing customers by renting additional equipment to them and reaching additional departments. Because our customers are familiar with our programs and their benefits, we believe that our existing customer base represents a significant expansion opportunity. Our two largest district offices generated an average monthly rental revenue per hospital customer census bed (i.e., occupied bed) of approximately $85 for the year ended December 31, 1998, an increase of 12% from approximately $76 for the same period in 1997. We believe that there is significant growth potential by increasing the level of revenue per hospital customer throughout all of our offices. Company-wide, we generated an average monthly rental revenue per hospital customer census bed of approximately $20 for the year of 1998, an increase of 5% from approximately $19 for the same period in 1997.

         Providing Comprehensive Equipment Management Programs. We offer a total equipment management outsourcing program called Asset Management Partnership, or AMP. Through this program, we provide, maintain, manage and track substantially all, or a significant portion of, a customer's movable medical equipment. The AMP program allows health care providers to control capital spending and certain operating costs through outsourcing and improved utilization. We plan to increase conversions of existing customers into the AMP program as well as promote the AMP program to a target list of potential customers. As of December 31, 1998, we had 15 AMP accounts, 10 of which we have added since January 1, 1996. The average monthly rental revenue at these ten accounts increased 127% after conversion to AMP.

         Developing Business with New Customers. We plan to further penetrate the hospital and alternate care markets by establishing new customer relationships either individually or through group purchasing organizations. To date, we have signed agreements with several independent Group Purchasing Organizations (GPOs), including Premier and Novation, two of the nation's largest health care alliances. These agreements give us preferred supplier status to over 3,450 hospitals in existing markets. We also plan to expand business with alternate care providers. Our alternate care business increased to 18% of rental revenue for the year ended December 31, 1998 from 4% in 1992.

         Opening New District Offices. In order to expand our geographic coverage, we plan to open three to four new full-service district offices in 1999 and in each of the subsequent several years. In choosing locations for our district offices, we consider the nature and size of the potential market, customer concentration and GPO affiliation within the market, demographics and vendor relationships. While major metropolitan areas will remain a primary focus for expansion, we expect that regional clusters of hospitals will provide attractive expansion opportunities. We opened two offices in March 1999, Little Rock, Arkansas and Salt Lake City, Utah.

         Pursuing Strategic Alliances. We intend to pursue strategic alliances with major manufacturers of movable medical equipment. The nature of these alliances could include joint marketing arrangements and/or revenue sharing agreements whereby our rental programs and services would be marketed by the manufacturer's sales distribution network. Under these agreements, such manufacturers would not offer the rental programs and services of any other company.

         Pursuing Strategic Acquisitions. We plan to pursue strategic acquisitions that will increase our market share in existing markets, enable us to more quickly penetrate new geographic and alternate care markets and/or improve our overall operating efficiencies. Since August 1996, we have acquired the following companies:


                                                                                      LTM Total        LTM
                Company                           Location                Date      Revenues (1)    EBITDA (1)
                -------                           --------                ----      ------------    ----------
                                                                                          (in thousands)
Biomedical Equipment Rental &  Sales,
   Inc.("BERS") . . . . . . . . . . . .  Raleigh, North Carolina    August 1996        $6,035       $2,853
Home Care Instruments, Inc.("HCI"). . .  St. Louis, Missouri        July 1998           7,920        3,229
Patient's Choice Healthcare,
   Inc.("PCH"). . . . . . . . . . . . .  Columbus, Ohio             August 1998         8,653        2,432
Medical Rentals Stat, Inc.("MRS") . . .  Oklahoma City, Oklahoma    November 1998         926          441

(1) Total revenues and EBITDA (as defined herein) are for the last twelve months immediately preceding the acquisition date.

         These acquisitions expanded our market share and service capabilities in new regions and in the alternate care market. Our strategy will be to expand our rental and disposable sales presence in the alternate care market across all of our acute care district offices.


EQUIPMENT MANAGEMENT PROGRAMS

DESCRIPTION

         Rental Programs. The Company's primary equipment rental program is its Pay-Per-Use program whereby customers are able to obtain equipment when they need it and pay for equipment only when it is used. Customers may also obtain equipment through daily, weekly or monthly rental programs. When the Company's customers request a piece of equipment, the Company provides the equipment in "patient-ready" condition. Upon delivery, each piece of rented equipment is logged into the Company's tracking system as being placed with the particular customer. The Company provides the customer with information as to per-use or other rental rates at or prior to delivery of the equipment, and these rates are generally effective for a three month period. The Company generally does not use written agreements with its customers but emphasizes continuous contact and shared information with each customer. Under the Company's Pay-Per-Use program, the customer is responsible for keeping a record of each equipment use and reporting the use to the Company on a monthly basis. Many customers report equipment utilization in conjunction with their patient billing procedures. The Company bills each customer monthly based on this reported usage. The customer is under no obligation to use the equipment and may request that the Company remove the equipment at any time. Correspondingly, the Company may remove equipment or raise the per-use rental fee if it is under-utilized.

         Outsourcing Programs. The scope of the Company's relationship with some of its largest customers has evolved into the AMP program. Through this program, the Company provides, maintains, manages and tracks substantially all, or a significant portion of, a customer's movable medical equipment within the customer's facility or organization. One or more of the Company's employees are located on site at the customer's facility to coordinate the equipment management program and record equipment use. Contracts are typically three to five years in length and equipment rental rates are generally guaranteed for three years based on target equipment utilization levels. These rental rates reflect all of the costs related to the additional services provided as part of the AMP program and are adjusted to reflect actual equipment utilization levels. The Company's AMP program enables health care providers to have access to all appropriate medical equipment available when it is needed, while controlling their costs through improved utilization and efficiency.

ATTRIBUTES

         Full Service. The Company emphasizes the full-service features of its equipment rental and outsourcing programs. The Company's equipment rental fee includes 24-hour-a-day, 365-day-a-year delivery of "patient ready" equipment, technical support, training in equipment use, quality assurance services, regular inspections and maintenance of all equipment rented from the Company. The Company maintains a total service history of any rented equipment, which includes inspection, repair and modification activities for the entire life of the unit. The Company also offers an optional software package that allows a particular customer to track location, utilization and availability of all equipment rented, owned or leased by that customer. Together, these services allow health care providers to eliminate many of the major overhead costs associated with the ownership or lease of medical equipment.

         Customer Responsiveness. The Company's operational structure is designed to enable it to respond quickly to a customer's needs. Through its district offices, the Company maintains both a local and system-wide inventory network which is designed to assure access to a broad range of medical equipment. The Company's district offices are typically located close enough to the customers they serve to allow equipment to be delivered and ready for use generally within two hours of a request.

         Management of Equipment Utilization. The Company seeks to allocate its pool of rental equipment efficiently among its customers by continually monitoring customers' equipment utilization levels. The Company reviews customer utilization routinely and, depending on utilization level, may adjust the rental fee or redeploy the equipment. This system benefits customers by permitting them to obtain a lower per-use rental fee in the event of higher utilization efficiency and benefits the Company as it attempts to maximize the utilization of the equipment in its inventory. See "Item 1, Business, Operations -- Pricing."

         Diverse Equipment Selection. The Company generally purchases new equipment which it believes to be state-of-the-art from manufacturers with a reputation for quality, product support and innovation. The Company purchases from a number of different manufacturers to address its customers' diverse needs with a special emphasis on equipment which lowers patient care costs while improving quality of care and treatment outcomes. See "Item 1, Business, Operations -- Equipment Inventory."


OPERATIONS

         Pricing. The Company's rental and AMP program pricing strategy is designed to generate a pay-back period that is substantially shorter than the useful life of a particular piece of equipment. The Company seeks to set its rental rates to recoup the equipment's purchase price generally within 16 to 18 months. On a customer-specific basis, the Company then develops a rental rate for a given piece of equipment which takes into consideration the customer's needs with respect to equipment type, assumed equipment utilization, length of placement, frequency and extent of support service and volume of business. As a customer's utilization rate increases, the Company may adjust the rental fee, which benefits the customer by permitting them to obtain a lower rental fee and benefits the Company as it attempts to maximize the utilization of the equipment inventory. The rental rate is designed not only to recoup costs but also to provide the Company a targeted financial return on its investment for the particular category of equipment. Service requirements and rental rates are generally reviewed on a quarterly basis and rates may be adjusted as the customer's service needs or utilization levels vary from expected levels. This evaluation process enables the Company to continuously monitor actual revenues as compared to targeted return objectives.

         Equipment Inventory. The Company purchases movable medical equipment in the areas of critical care, monitoring, respiratory therapy and newborn care. Equipment acquisitions may be made to expand the Company's pool of existing equipment or to add new equipment technologies to the Company's existing rental pool. The Company considers historical utilization levels, customer demand, life cycle phase of the equipment and vendor relationships before acquiring such equipment in order to avoid speculative purchases. In the case of new technologies, the Company has established a product evaluation committee to consider new technologies or new vendors, as they become available. This evaluation process for new products involves many of the review criteria set forth above as well as an overall evaluation of the potential market demand for the new product.

         In making equipment purchases, the Company considers a variety of factors including equipment mobility, anticipated utilization level, service intensiveness and anticipated obsolescence. Of additional consideration is the relative safety of and the risks associated with such equipment.

         The Company seeks to maximize the useful life of its equipment by renting its older equipment inventory at lower rental rates or bundling such older equipment with newer equipment in rental programs with price incentives to the customer. Equipment, which is no longer required or desired, is either sold, primarily to non-hospital purchasers, utilized for spare parts or sold for scrap value.

         The Company owns over 72,000 pieces of equipment available for use by its customers. The cost of each category of equipment in the Company's rental pool relative to the entire pool as of December 31, 1998 was: critical care, 65%; monitoring, 19%; respiratory therapy, 14%; and newborn care, 2%. The following is a list of the principal types of medical equipment available to the Company's customers by category:

Critical Care                                  Monitoring
-------------                                  ----------
Adult/Pediatric Volumetric Pumps               Adult Monitors
Alternating Pressure/Flotation Devices         Anesthetic Agent Monitors
Ambulatory Infusion Pumps                      Apnea Monitors
Anesthesia Machines                            Blood Pressure Monitors
Bazooka Specialty Beds                         Defibrillators
Blood/Fluid Warmers                            Electrocardiographs
Cold Therapy Units                             End Tidal CO(2) Monitors
Continuous Passive Motion Devices (CPM)        Fetal Monitors
Controllers, Infusion                          Monitoring Systems
Electrosurgical Generators                     Neonatal Monitors
Enteral Infusion Pumps                         Oximeters
Heat Therapy Units                             PO(2)/CO(2) Monitors
Hyper-Hypothermia Units                        Recorders and Printers
Foot Pumps                                     Surgical Monitors
IV Poles                                       Telemetry Monitors
Lymphodema Pumps                               Urine Output/Temperature Monitors
Patient Controlled Analgesia (PCA)             Vital Signs Monitors
Minimal Invasive Surgery (MIS)
Sequential Compression Devices (SCD)
Suction Devices
Syringe Pumps
Tympanic Thermometry
Ultrasonic Aspirators
Wheel Chairs


Respiratory Therapy
-------------------
Aerosol Tents
BiPAP
Nebulizers
Oximeters
Oxygen Concentrators
Ventilators

Newborn Care
------------
Incubators
Infant Warmers
Phototherapy Devices



         In 1998 the Company acquired substantially all of its medical equipment from approximately 75 manufacturers. The Company's five largest suppliers of movable medical equipment, which supplied approximately 57% of the Company's direct movable medical equipment purchases for 1998, are: Mallinckrodt (Nellcor Puritan Bennett, Inc.), Baxter Healthcare Corporation, The Kendall Company, Abbott Laboratories, Inc. and Siemens Medical Systems. Although the identity of the top ten suppliers remains relatively constant from year to year, the relative ranking of suppliers within this group may vary over time. The Company believes that alternative sources of medical equipment are available to the Company should they be needed.

         The Company seeks to ensure availability of equipment at favorable prices. Although the Company does not generally enter into long-term fixed price contracts with suppliers of its equipment, the Company may receive price discounts related to the volume of its purchases. In order to receive strong vendor support throughout the geographic areas in which it does business, the Company seeks to structure its equipment purchases to ensure credit to local representatives of those vendors. The purchase price for equipment generally ranges from $1,000 to $25,000, with some complete monitoring systems costing more than $1.0 million.

         Information Technology. The Company tracks the history of each piece of equipment in its inventory on an IBM AS/400 centralized computer system located at its corporate headquarters. This system provides immediate access to historical equipment information by the use of remote terminals located in the corporate headquarters and in each of the Company's district offices and regional service centers. Data on length of placement, transfers, modifications, repairs, maintenance and inspections is kept for the life of the equipment and is used extensively for the establishment of preventive maintenance and safety testing programs and the improvement of equipment performance. The Company also tracks utilization for each piece of equipment which helps it to maximize utilization of all the equipment in its rental pool.

         Information as to a customer's rental equipment is also provided to the customer through the Company's Rental Equipment Documentation System ("REDS") and the Operator Error Identification System ("OEIS"). REDS and OEIS help the customer to meet its equipment documentation needs under applicable standards and regulations. In addition, REDS helps the customer track the utilization levels of each piece of equipment. Keeping utilization records helps the Company maximize the utilization of all equipment in its inventory. The Company also offers an optional software package that allows a particular customer to track location, utilization and availability of all equipment rented, owned or leased by that customer.

SALE OF DISPOSABLE PRODUCTS

         In order to serve its customers fully, the Company sells to hospitals disposable medical supplies used in conjunction with the medical equipment it rents. Examples of such disposable items include tubing and cassettes for infusion devices. In addition, the Company sells disposable medical supplies in the alternate care market both in connection with rental equipment and on a stand-alone basis. The Company believes that customers purchase disposables from the Company due to the convenience of obtaining equipment and related supplies from one source and, particularly in the alternate care market, the anticipated cost-savings resulting from acquiring disposables only on an as-needed basis. The Company currently acquires substantially all of its rental-related medical disposables from approximately 85 suppliers. The five largest current suppliers of disposables to the Company, accounting for over 50% of the Company's disposable purchases for 1998, are: The Kendall Company; Sims Deltec, Inc.; Alaris Medical Systems, Inc.; Gaymar Industries; and Ross Labs. The Company believes that alternative purchasing sources of most disposable medical supplies are available to the Company, if necessary.


MAINTENANCE

         The Company provides all necessary repairs and maintenance of its equipment and maintains control over the functional testing and safety of all equipment through its technical staff. Prior to placing equipment with a customer, the Company applies testing standards designed to ensure the safety of all such equipment. The Company conducts regular inspections of the equipment either at one of the Company's district offices or regional service centers, or on-site at the customer. In order to assist customers in meeting their equipment documentation needs for purposes of applicable standards or regulations, the Company maintains a complete record of all inspections, maintenance and repairs on its REDS computer program. See "Item 1, Business, Operations -- Information Technology" and "-- Regulation of Medical Equipment."

         The Company's equipment is generally initially covered by manufacturers' warranties, which typically warrant repairs for a period of three to twelve months from the date of purchase. Because the Company employs manufacturer-trained personnel for the technical support of its equipment, a significant portion of repair and maintenance of the Company's equipment is conducted by the Company's employees.

MARKETING

         The Company markets its rental and equipment management programs primarily through its direct sales force, which consisted of 94 promotional sales representatives as of December 31, 1998. In its marketing efforts, the Company primarily targets key decision makers, such as materials managers, department heads and directors of purchasing, nursing and central supply, as well as administrators, chief executive officers and chief financial officers. The Company also promotes its programs and services to hospital and alternate care provider groups and associations. The Company develops and provides its direct sales force with a variety of materials designed to support its promotional efforts. The Company also uses direct mail advertising, as well as targeted trade journal advertising, to supplement this activity.

         From time to time, the Company has developed specific marketing programs intended to address current market demands. The most significant of such programs include: the "New Realities" program, which demonstrates the economic justification for Pay-Per-Use rentals; the AMP program, which presents hospitals with a total management approach to equipment needs; REDS, which responds to the equipment documentation and tracking needs of health care providers as a result of standards set by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") and the Safe Medical Devices Act of 1990 ("SMDA"); and OEIS, which responds to JCAHO requirements regarding equipment operator training. See "Item 1, Business, -- Regulation of Medical Equipment."

DISTRICT OFFICES NETWORK

         As of December 31, 1998 the Company operated through 50 district offices, serving customers in 47 states and the District of Columbia. The Company currently operates through 52 district offices. District offices are typically staffed by a district manager, one or more promotional sales representatives, an administrative assistant and delivery and service personnel to support customers' needs and district operations. District offices are responsible for marketing, billing and collection efforts, equipment delivery, customer training, equipment inspection, maintenance and repair work. Complementing the district offices are eight regional service centers, which provide more sophisticated maintenance and repair on equipment. The following table shows each district office location and the year it opened:

Office                         Year Opened    Office                 Year Opened
------                         -----------    ------                 -----------
Minneapolis, MN..............     1941        Detroit, MI..........      1990
Omaha, NE....................     1972        Anaheim, CA..........      1990
Bismarck, ND.................     1973        Phoenix, AZ..........      1990
Fargo, ND....................     1974        Pittsburgh, PA.......      1990
Marquette, MI................     1975        Cincinnati, OH.......      1992
Madison, WI..................     1975        Pasadena, CA.........      1992
Duluth, MN...................     1978        Memphis, TN..........      1992
Kansas City, MO..............     1978        Houston, TX..........      1993
Sioux Falls, SD..............     1978        Wichita, KS..........      1993
Milwaukee, WI................     1980        Rochester, NY........      1993
Dallas, TX...................     1981        New York, NY.........      1994
San Antonio, TX..............     1982        San Diego, CA........      1994
Atlanta, GA..................     1983        Richmond, VA.........      1994
St. Louis, MO................     1983        Denver, CO...........      1995
Tampa, FL....................     1984        Indianapolis, IN.....      1995
Cleveland, OH................     1985        Jacksonville, FL.....      1995
Iowa City, IA................     1985        Sacramento, CA.......      1995
Chicago, IL..................     1986        Portland, OR.........      1996
Boston, MA...................     1986        Knoxville, TN........      1996
Philadelphia, PA.............     1986        Raleigh, NC..........      1996
Ft. Lauderdale, FL...........     1987        Columbus, OH.........      1998
Baltimore, MD................     1988        Louisville, KY.......      1998
San Francisco, CA............     1989        Columbia, SC.........      1998
Seattle, WA..................     1989        Oklahoma City, OK....      1998
New Orleans, LA..............     1990        Little Rock, AR......      1999
Charlotte, NC................     1990        Salt Lake City, UT...      1999


REGULATION OF MEDICAL EQUIPMENT

         The Company's customers are subject to documentation and safety reporting standards with respect to the medical equipment they use, as established by the following organizations and laws: JCAHO; the Association for Advancement of Medical Instrumentation; and the SMDA. Some states and municipalities also have similar regulations. The Company's REDS and OEIS programs are specifically designed to help customers meet their documentation and reporting needs under such standards and laws. The Company also monitors changes in law and accommodates the needs of customers by providing specific product information and manufacturers' addresses and contacts to these customers upon their request. Manufacturers of the Company's medical equipment are subject to regulation by agencies and organizations such as the Food and Drug Administration ("FDA"), Underwriters Laboratories, the National Fire Protection Association and the Canadian Standards Association. The Company believes that all medical equipment it rents conforms to these regulations.

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


THIRD PARTY REIMBURSEMENT

         The Company's business may be significantly affected by, and the success of its growth strategies depends on, the availability and nature of reimbursements to hospitals and other health care providers for their medical equipment costs under federal programs such as Medicare, and by other third party payors. Under its prospective payment system adopted in 1983 and later modified in 1991, the Health Care Financing Administration ("HCFA"), which determines Medicare reimbursement levels, reimburses hospitals for medical treatment at fixed rates according to diagnostic related groups without regard to the individual hospital's actual cost. This rate includes any equipment needed to treat the patient. As a result of the prospective payment system, the manner in which hospitals incur equipment costs (whether through purchase, lease or rental) does not impact the level of Medicare reimbursement. Since the Medicare system, to an increasing extent, reimburses health care providers at fixed rates unrelated to actual equipment costs, hospitals have an incentive to manage their capital related costs more efficiently and effectively. The Company believes that hospitals will continue to feel pressure to increase cost-containment and cost-efficiency measures, such as converting existing fixed equipment costs to variable costs through rental and equipment management programs.

         In July 1998, the HCFA changed the way it reimburses nursing homes to a prospective payment system similar to the payment system for hospitals. Under this system, each patient is assessed based on their health status. This assessment determines the amount which Medicare will reimburse the facility, regardless of the actual cost to treat the patient. Each patient will be periodically reassessed to update their health status code and, therefore, the reimbursement allowed by Medicare. Under this more complicated system, nursing homes will be under even more pressure to control costs. The Company believes that one way nursing homes can address these cost containment measures is by converting existing fixed equipment costs to variable costs through rental and equipment management programs.

         Hospitals and alternate care providers are also facing increased cost containment pressures from public and private insurers and other managed care providers, such as health maintenance organizations, preferred provider organizations and managed fee-for-service plans, as these organizations attempt to reduce the cost and utilization of health care services. The Company believes that these payors have followed or will follow the federal government in limiting reimbursement for medical equipment costs through preferred provider contracts, discounted fee arrangements and capitated (fixed patient care reimbursement) managed care arrangements. In addition to promoting managed care plans, employers are increasingly self funding their benefit programs and shifting costs to employees through increased deductibles, copayments and employee contributions. The Company believes that these cost reduction efforts will place additional pressures on health care providers' operating margins and will encourage efficient equipment management practices, such as use of the Company's Pay-Per-Use rental and AMP programs.

         There are widespread efforts to control health care costs in the United States and abroad. As an example, the Balanced Budget Act of 1997 significantly reduces the growth in federal spending on Medicare and Medicaid over the next five years by reducing annual payment updates to hospitals, changing payment systems for both skilled nursing facilities and home health care services from cost-based to prospective payment systems, eliminating annual payment updates for durable medical equipment, and allowing states greater flexibility in controlling Medicaid costs at the state level. Until HCFA issues regulations implementing this legislation, the Company cannot reliably predict the timing of or the exact effect which these initiatives could have on the pricing and profitability of, or demand for, the Company's products. The Company also believes it is likely that the efforts by governmental and private payors to contain costs through managed care and other efforts and to reform health systems will continue in the future. There can be no assurance that current or future initiatives will not have a material adverse effect on the Company's business, financial condition or results of operations.

LIABILITY AND INSURANCE

         Although the Company does not manufacture any medical equipment, the Company's business entails the risk of claims related to the rental and sale of medical equipment. In addition, the Company's servicing and repair activity with respect to its rental equipment and its instruction of hospital employees with respect to the equipment's use are additional sources of potential claims. The Company has not suffered a material loss due to a claim; however, any such claim, if made, could have a material adverse effect on the Company's business, financial condition or results of operations. The Company maintains general liability coverage, including product liability insurance and excess liability coverage. Both policies are subject to annual renewal. The Company believes that its current insurance coverage is adequate. There is no assurance, however, that claims exceeding such coverage will not be made or that the Company will be able to continue to obtain liability insurance at acceptable levels of cost and coverage.


COMPETITION

         The Company believes that the strongest competition to its rental and outsourcing programs is the purchase alternative for obtaining movable medical equipment. Currently, many hospitals and alternate care providers view rental primarily as a means of meeting short-term or peak supplemental needs, rather than as a long-term alternative to purchase. Although the Company believes that it can demonstrate the cost-effectiveness of renting medical equipment on a long-term per-use basis, the Company believes that many health care providers will continue to purchase a substantial portion of their movable medical equipment.

         The Company has one principal competitor in the medical equipment rental business: Mediq/PRN, a subsidiary of MEDIQ, based in Pennsauken, New Jersey. Other competition consists of smaller regional companies and some medical equipment manufacturers and dealers who rent equipment to augment their medical equipment sales. The Company believes that it can effectively compete with any of these entities in the geographic regions in which both the Company and these entities operate.

SERVICE MARKS AND TRADE NAMES

         The Company uses the "UHS" and "Universal Hospital Services" names as trade names and as service marks in connection with the Company's rental of medical equipment. The Company has registered these and other marks as service marks with the United States Patent and Trademark Office.

EMPLOYEES

         The Company had 462 employees as of December 31, 1998, including 419 full-time and 43 part-time employees. Of such employees, 94 are promotional sales representatives, 58 are technical support personnel, 70 are employed in the areas of corporate and marketing and 240 are Company district office support personnel.

      None of the Company's employees is covered by a collective bargaining agreement, and the Company has experienced no work stoppages to date. The Company believes that its relations with its employees are good.

RISK FACTORS

         The business and operations of the Company involves a high degree of risk, including the factors described below.

Substantial Leverage; Ability to Service Debt. We have substantial outstanding debt and are highly leveraged. As of December 31, 1998, on a pro forma basis after giving effect to the net proceeds of the offering of $35 million of the Notes (as defined below) on January 26, 1999, the Company would have had $150.1 million of debt outstanding, including $20.3 million of secured debt and excluding $31.2 million available to borrow under our revolving credit facility. We may incur additional debt in the future, including senior debt, subject to certain limitations.

         The degree to which we are leveraged may also have the following effects:

         o a substantial portion of our cash flow from operations must be dedicated to debt service and will not be available for other purposes;

         o we may not be able to obtain additional debt financing in the future for working capital, capital expenditures or acquisitions; and

         o our flexibility to react to changes in the industry and economic conditions may be limited. Certain of our competitors may currently operate on a less leveraged basis and therefore could have significantly greater operating and financing flexibility than the Company.

         Borrowings made as part of the Recapitalization resulted in a significant increase in our interest expense in 1998 relative to prior periods. Our ability to make cash payments with respect to the 10 1/4% Senior Notes due 2008 (the "Notes") and to satisfy or refinance our other debt obligations will depend upon our future operating performance. We believe, based on current circumstances, that our cash flow, together with available borrowings under our revolving credit facility, will be sufficient to permit us to pay the interest on the Notes and to service our other debt. This belief assumes, among other things, that we will successfully implement our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements. However, if we are unable to generate sufficient cash flow from operations, we will be forced to adopt an alternate strategy that may include actions such as reducing or delaying acquisitions and capital expenditures, selling assets, restructuring or refinancing our debt or seeking additional equity capital. We cannot assure you that any of these strategies will be effected on satisfactory terms, if at all. If we are unable to repay our debt at maturity, we may have to obtain alternative financing.

Restrictions Imposed by Terms of the Company's Indebtedness. Under the Indenture related to the Notes, we are restricted in our ability to:

         o        incur additional indebtedness;

         o        pay cash dividends or make certain other restricted payments;

         o        create certain liens;

         o        use proceeds from sales of assets and subsidiary stock; and

         o enter into certain sale and leaseback transactions and transactions with affiliates.

         If we violate these restrictions, we would be in default under the Indenture and the principal and accrued interest on the Notes could be declared due and payable. In addition, our revolving credit facility contains other and more restrictive covenants and prohibits us from prepaying the Notes. Our revolving credit facility also requires us to maintain specified financial ratios and satisfy certain financial condition tests. We may be unable to meet those financial ratios and tests because of events beyond our control. We cannot assure you that we will meet those ratios and tests. A violation of these restrictions or a failure to meet the ratios and tests could result in a default under our revolving credit facility and/or the Indenture. If an event of default should occur under our revolving credit facility, the lenders can accelerate repayment of the debt, plus accrued interest. If we fail to repay those amounts, the lenders could proceed against the collateral granted to them to secure that debt and other debt of the Company. Substantially all of our assets are pledged as security under our revolving credit facility.

Possible Inability to Fund a Change of Control Offer. Upon a change of control of the company, we will be required to offer to repurchase all of the Notes. However, it is possible that we will not have sufficient funds at the time of the change of control to make the required repurchase. In addition, restrictions in our revolving credit facility prohibit such repurchase, and a change of control of the Company would violate our revolving credit facility. If our debt under the revolving credit facility became due as a result of such a violation, the lenders would have a priority claim on our assets securing our debt to them.

Risks Associated with New Strategy; Possible Adverse Consequences of Recent Acquisitions. Our financial performance and profitability will depend on our ability to execute our business strategy and manage our recent and possible future growth. Since July 1998, we have acquired three new businesses, two of which primarily serve the alternate care market. While we have substantially completed the integration of these businesses and operations into our business and operations, we cannot assure you that there will not be a significant loss of customers from these acquired businesses. Unforeseen issues relating to the assimilation of these businesses may adversely affect the Company. In addition, any future acquisitions or other possible future growth may present operating and other problems that could have a material adverse effect on our business, financial condition and results of operations. Our financial performance will also depend on our ability to maintain profitable operations as we invest our efforts and resources to expand our presence in the alternate care market. We cannot assure you that we will be able to continue the growth or maintain the level of profitability we have recently experienced.

Uncertainties as to Health Care Reform; Reimbursement of Medical Equipment Costs. There are widespread efforts to control health care costs in the United States and abroad. As an example, the Balanced Budget Act of 1997 significantly reduces the growth in federal spending on Medicare and Medicaid over the next five years by reducing annual payment updates to hospitals, changing payment systems for both skilled nursing facilities and home health care services from cost-based to prospective payment systems. These changes eliminate annual payment updates for durable medical equipment, and allow states greater flexibility in controlling Medicaid costs at the state level. We believe that it is likely that the efforts by governmental and private payors to contain costs through managed care and other efforts and to reform health systems will continue in the future. Our business, financial condition or results of operations may be adversely affected by these current or any future initiatives. In this event, the value of the Notes could be materially adversely affected. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Industry Assessment," and "-- Third Party Reimbursement."

         Substantially all of the payments made to us in connection with our rental programs are received directly from health care providers, rather than from private insurers, other third party payors or governmental entities. Under current reimbursement regulations, we are prohibited from billing the insurer or the patient directly for services provided for hospital inpatients or outpatients. Payment to health care providers by third party payors for our services depends substantially upon such payors' reimbursement policies. Consequently, those policies have a direct effect on health care providers' ability to pay for our services and an indirect effect on our level of charges. Ongoing concerns about rising health care costs may cause more restrictive reimbursement policies to be implemented in the future. Restrictions on reimbursements to health care providers may affect such providers' ability to pay for the services we offer and could indirectly have a material adverse effect on our business, financial condition or results of operations. See "Item I, Business--Third Party Reimbursement."

General Absence of Formalized Agreements with Customers. Our Pay-Per-Use program offers customers a flexible approach to obtaining movable medical equipment. Our customers are generally not obligated to rent our equipment under formalized agreements requiring long-term commitments or otherwise fixing the rights and obligations of the parties regarding matters such as billing, liability, warranty or use. Therefore, we face risks such as fluctuations in usage, inaccurate or false reporting of usage by customers and disputes over liabilities related to equipment use. See "Item 1, Business -- Equipment Management Programs."

Medical Equipment Liability. Although we do not manufacture any medical equipment, our business entails the risk of claims related to the medical equipment that we rent and service. We have not suffered a material loss due to a claim. However, any such claims, if made, could have a material adverse effect on our business, financial condition or results of operations. Although we believe that our current insurance coverage is adequate, we may be subject to claims exceeding our coverage or we may not be able to continue to obtain liability insurance at acceptable levels of cost and coverage. See "Item 1, Business -- Liability and Insurance."

Competition. We believe that the strongest competition to our programs is the purchase alternative for obtaining movable medical equipment. Currently, many health care providers view rental primarily as a means of meeting short-term or peak supplemental needs, rather than as a long term alternative to purchase. Although we believe that we are able to demonstrate the cost-effectiveness of renting medical equipment on a long term basis, we believe that many health care providers will continue to purchase a substantial portion of their movable medical equipment. Additionally, in a number of our geographic and product markets, we compete with one principal competitor and various smaller equipment rental companies that may compete primarily on the basis of price. These competitors may be able to offer certain customers lower prices depending on utilization levels and other factors. See "Item 1, Business -- Competition."

Relationships with Key Suppliers. We purchased our movable medical equipment from approximately 75 manufacturers and our disposable medical supplies from approximately 85 suppliers in 1998. Our five largest suppliers of movable medical equipment, which supplied approximately 57% of our direct movable medical equipment purchases for 1998 are: Mallinckrodt (Nellcor Puritan Bennett Inc.), Baxter Healthcare Corporation, The Kendall Company, Abbott Laboratories, Inc. and Siemens Medical System. Adverse developments concerning key suppliers or our relationships with them could have a material adverse effect on our business, financial condition or results of operations.
(See "Item 1 Business -- Operations" and "-- Sale of Disposable Products.")

Dependence on Key Personnel. We rely on a number of key personnel, the loss of whom could have a material adverse effect on our business, financial condition or results of operations. We believe that our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified personnel. We have employment agreements with David E. Dovenberg, Andrew R. Amicon, Gerald L. Brandt, Robert H. Braun, Randy C. Engen, Michael R. Johnson, Gary L. Preston and Jeffrey L. Singer. (See "Certain Relationship and Related Transactions." However, we cannot assure you that key personnel will stay with us or that we will be able to attract and retain qualified personnel in the future. If we fail to attract or retain such personnel, our business, financial condition or results of operations could be adversely affected.

Dependence on Sales Representatives and Service Specialists. We believe that to be successful we must continue to hire, train and retain highly qualified sales representatives and service specialists. Our sales growth has been supported by hiring and developing new sales representatives and adding, through acquisitions, established sales representatives whose existing customers generally have become our customers. Due to the relationships developed between our sales representatives and our customers, we face the risk of losing our customers when a sales representative leaves the Company. We have experienced and will continue to experience intense competition for managers and experienced sales representatives. We cannot assure you that we will be able to retain or attract qualified personnel in the future. If we fail to attract or retain such personnel, our business, financial condition or results of operations could be adversely effected. From February 10, 1997 through September 22, 1997, we lost employees as a result of uncertainties regarding district office closures and administrative consolidation in connection with the MEDIQ Transaction. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- MEDIQ Transaction."

Effective Subordination of the Notes. The Notes are unsecured and are effectively subordinated to our secured debt to the extent of the value of the assets securing that debt. Any borrowing under our revolving credit facility will be secured by substantially all of our assets. The Indenture related to the Notes limits, but does not prohibit, us from incurring additional secured indebtedness.

Control by Investors. J. W. Childs & Associates, Inc. and its affiliates ("Childs") beneficially owns shares representing approximately 78% of the fully diluted common equity in the Company. Accordingly, Childs and its affiliates have the power to elect our board of directors, appoint new management and approve any action requiring a shareholder vote, including amendments to our Articles of Incorporation and approving mergers or sales of substantially all of our assets. The directors elected by Childs will have the authority to make decisions affecting our capital structure, including the issuance of additional indebtedness and the declaration of dividends.

                               ITEM 2. PROPERTIES




      The Company owns its Minneapolis, Minnesota district office facility, consisting of approximately 26,000 square feet of office, warehouse, processing and repair shop space and leases its other district offices, averaging 3,500 square feet, and regional service centers. The Company leases its executive offices, approximately 22,000 square feet, in Bloomington, Minnesota.




                            ITEM 3. LEGAL PROCEEDINGS


None




                     ITEM 4. SUBMISSION OF MATTERS TO A VOTE
                               OF SECURITY HOLDERS



None

                                     PART II

                ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS




         As of December 31, 1998 there were 52 holders of UHS' common stock, par value $.01 per share, of the Company ("Common Stock"). Our Common Stock is not publicly traded and we have never declared or paid a cash dividend on any class of its Common Stock. We intend to retain earnings for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends in the foreseeable future. Our loan agreements contain certain restrictions on the Company's ability to pay cash dividends on its Common Stock.

         As of December 31, 1998, UHS has 6,246 shares of Series B 13% Cumulative Accruing Pay-In-Kind Preferred Stock (the "Series B Preferred Stock") outstanding, all held by one shareholder. There is no public market for the Series B Preferred Stock. Dividends on the Series B Preferred Stock are payable at the end of each year in the form of additional shares of Series B Preferred Stock. (See "Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources).

         On December 18, 1998, the Company issued 6,246 shares of its Series B Preferred Stock and a warrant to purchase 350,000 shares of Common
Stock to ReliaStar Financial Corp., for an aggregate purchase price of $6,246,000 in a private offering exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act.

         On November 12, 1998, the Company sold 71,784 and 17,921 shares of Common Stock to Andrew R. Amicon and John D. Lohrman, respectively, each employees of UHS for aggregate purchase prices of $200,000 and $50,000 in a private offering exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act.

                         ITEM 6: SELECTED FINANCIAL DATA


         The selected financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for and as of each of the years in the five-year period ended December 31, 1998 are derived from the audited financial statements of the Company. The selected financial data presented below are qualified in their entirety by, and should be read in conjunction with, the financial statements and notes thereto and other financial and statistical information included elsewhere in this Form 10-K, including the information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."



                                                                       Years Ended December 31,
                                                    ------------------------------------------------------------
                                                      1998         1997         1996         1995        1994
                                                    --------     --------     --------     --------     --------
                                                                        (dollars in thousands)
Statement of Operations Data:
Revenues:
   Equipment rentals ............................   $ 61,701     $ 54,489     $ 50,743     $ 45,870     $ 38,980
   Sales of supplies and  equipment, and other ..      7,672        5,586        6,198        7,166        8,309
                                                    --------     --------     --------     --------     --------
         Total Revenues .........................     69,373       60,075       56,941       53,036       47,289
                                                    --------     --------     --------     --------     --------

Cost of rentals and sales:
   Cost of equipment rentals ....................     16,312       13,577       13,332       11,841       10,018
   Rental equipment depreciation ................     14,432       14,435       12,603       10,800        9,527
   Loss on disposition of Bazooka Beds(1) .......      2,866         --           --           --           --
   Cost of supplies and equipment sales .........      4,867        3,838        4,423        5,352        6,419
   Write-down of DPAP inventories(2) ............       --           --          2,213         --
                                                    --------     --------     --------     --------     --------

   Total costs of rentals and sales .............     38,477       31,850       32,571       27,993       25,964
                                                    --------     --------     --------     --------     --------

Gross profit ....................................     30,896       28,225       24,370       25,043       21,325
Selling, general and administrative .............     21,300       18,448       19,695       18,560       16,561
Recapitalization and transaction costs(3) .......      5,099        1,719          306         --
                                                    --------     --------     --------     --------     --------

Operating Income ................................      4,497        8,058        4,369        6,483        4,764
Interest Expense ................................     11,234        3,012        2,518        1,784        1,268
                                                    --------     --------     --------     --------     --------

(Loss) income  before income taxes and
  extraordinary charge ..........................     (6,737)       5,046        1,851        4,699        3,496
                                                    --------     --------     --------     --------     --------

(Benefit) provision for income taxes ............     (1,097)       2,347          919        1,949        1,499
                                                    --------     --------     --------     --------     --------

(Loss) income before extraordinary charge .......     (5,640)       2,699          932        2,750        1,997
Extraordinary charge net of deferred tax benefit
  of $1,300 .....................................      1,863         --           --           --           --
                                                    --------     --------     --------     --------     --------

Net (loss) income ...............................   $ (7,503)    $  2,699     $    932     $  2,750     $  1,997
                                                    ========     ========     ========     ========     ========


Other Data:
Net cash provided by operating activities .......   $  9,740     $ 20,001     $ 14,657     $ 13,071     $ 11,550
Net cash used in investing activities ...........     62,896      (18,026)     (26,859)     (19,725)     (15,534)
Net cash (used in) provided by financing
  activities ....................................     53,156       (2,172)      12,400        6,654        3,984
EBITDA (4) ......................................     22,145       24,129       18,266       18,246       15,160
Adjusted EBITDA (5) .............................     30,110       25,848       20,785       18,246       15,160
Adjusted EBITDA margin (6) ......................       43.4%        43.0%        36.5%        34.4%        32.1%
Pro forma adjusted EBITDA (7) ...................     34,684
Ratio of earnings to fixed charges (8) ..........       0.4x         2.7x         1.7x         3.6x         3.8x
Adjusted ratio of earnings to fixed charges (9) .       1.1x         3.2x         2.7x         3.6x         3.8x
Depreciation and amortization ...................   $ 17,648     $ 16,071     $ 13,897     $ 11,763     $ 10,396
Capital expenditures (cash flow basis) ..........   $ 28,584     $ 19,144     $ 15,210     $ 19,911     $ 15,921
Rental equipment (units at end of period) .......     72,000       56,000       52,000       45,000       38,000

                                                           As of December 31,
                                    ----------------------------------------------------------
                                                         (dollars in thousands)
                                       1998         1997        1996        1995       1994
                                    ---------    ---------   ---------   ---------   ---------
BALANCE SHEET DATA:
Working Capital (10) ............   $   2,934    $   7,617   $   8,573   $   5,059   $   5,354
Total Assets ....................     144,221       81,186      79,707      66,849      53,184
Total Debt ......................     150,116       33,945      37,150      23,588      17,135
Shareholders' (deficiency) equity     (35,702)      33,000      29,128      28,712      26,035

OPERATING DATA: (UNAUDITED)
Offices (at end of period) ......          50           46          46          43          39

(1) The Company's utilization of Bazooka Beds in its rental pool had been below the desired level and had declined steadily during 1997 and 1998. Because utilization levels did not meet expectations, the Company disposed of approximately 1,700 excess Bazooka Beds with a recorded loss of $2.9 million in the year ended December 31, 1998.

(2) The Company experienced declining sales of Demand Positive Airway Pressure ("DPAP") devices for adult obstructive sleep apnea during 1996. Because market acceptance of the DPAP devices did not meet expectations, the Company's assessment resulted in a write-down of $2.2 million in 1996.

(3) Reflects expenses, consisting primarily of legal, investment banking and special committee fees, incurred prior to December 31, 1997 by the Company in the process of exploring strategic alternatives to enhance shareholder value. Expenses subsequent to December 31, 1997, consist primarily of legal, investment banking and severance payments incurred by the Company related to the Recapitalization.

(4) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. Management believes the EBITDA is generally accepted as providing useful information regarding a company's ability to service and/or incur debt. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

(5) Adjusted EBITDA reflects EBITDA, adjusted to exclude the write-down of DPAP inventories of $2.2 million for the year ended December 31, 1996, loss on disposition of Bazooka Beds of $2.9 million for the year ended December 31, 1998 and Recapitalization and transaction costs of $0.3 million, $1.7 million, and $5.1 million for the years ended December 31, 1996, 1997, and 1998, respectively. Adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other income or cash flow data prepared in accordance with GAAP or as a measure of a company's profitability or liquidity.

(6) Adjusted EBITDA margin represents the ratio of Adjusted EBITDA to total revenues.

(7) Pro forma adjusted EBITDA represents adjusted EBITDA including the pro forma results of the acquisitions of HCI, PCH, and MRS, (See "Item 1, Business--Growth Strategies, Pursuing Strategic Alliances) assuming such acquisitions had occurred on January 1, 1998.

(8) For the purpose of determining the ratio of earnings to fixed charges, earnings consist of income before income taxes, and fixed charges. Fixed charges consist of interest expense, which includes the amortization of deferred debt issuance costs.

(9) For the purpose of determining the adjusted ratio of earnings to fixed charges, earnings consist of income before income taxes, fixed charges, write-down of DPAP inventories, loss on disposition of Bazooka Beds and

     Recapitalization and transaction costs. Fixed charges consist of interest expense, which includes the amortization of deferred debt issuance costs.


(10) Represents total current assets (excluding cash and cash equivalents) less total current liabilities, excluding current portion of long-term debt.

                    SELECTED QUARTERLY FINANCIAL INFORMATION
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                        Year Ended December 31, 1998
                                                       --------------------------------------------------
                                                       March 31     June 30    September 30   December 31
                                                       --------     --------   ------------   -----------
Total Revenues .....................................   $ 16,434     $ 15,093     $ 17,562     $ 20,284
Gross Profit (1) ...................................   $  8,166     $  6,681     $  6,439     $  9,610
Gross Margin (1) ...................................       49.7%        44.3%        36.7%        47.4%
Net Loss (1) .......................................   $ (4,885)    $   (292)    $ (2,001)    $   (325)
Adjusted EBITDA (2) ................................      7,492        6,891        7,460        8,267
Net cash (used in) provided by operating activities      (3,732)       6,508         (170)       7,134
Net cash used in investing activities ..............     (7,093)      (4,825)     (38,581)     (12,397)
Net cash provided by (used in) financing activities    $ 11,910     $ (2,768)    $ 38,751     $  5,263

                                                                        Year Ended December 31, 1998
                                                       --------------------------------------------------
                                                       March 31     June 30    September 30   December 31
                                                       --------     --------   ------------   -----------
Total Revenues .....................................   $ 15,962     $ 15,341     $ 14,186     $ 14,586
Gross Profit .......................................   $  8,303     $  7,525     $  6,120     $  6,277
Gross Margin .......................................       52.0%        49.1%        43.1%        43.0%
Net Income .........................................   $    889     $    976     $    502     $    332
Adjusted EBITDA (2) ................................      6,871        6,838        5,972        6,166
Net cash provided by operating activities ..........      4,566        6,015        5,812        3,608
Net cash used in investing activities ..............     (4,291)      (5,271)      (3,616)      (4,848)
Net cash (used in) provided by financing activities    $   (473)    $   (743)    $ (2,197)    $  1,241


                                                                        Year Ended December 31, 1998
                                                       --------------------------------------------------
                                                       March 31     June 30    September 30   December 31
                                                       --------     --------   ------------   -----------
Total Revenues .....................................   $ 14,392     $ 13,634     $ 13,749     $ 15,166
Gross Profit (3) ...................................   $  7,020     $  5,256     $  6,340     $  5,755
Gross Margin (3) ...................................       48.8%        38.6%        46.1%        38.0%
Net Income (Loss) (3) ..............................   $    922     $    (38)    $    540     $   (492)
Adjusted EBITDA (2) ................................      5,174        4,774        5,187        5,651
Net cash provided by operating activities ..........      2,657        4,205        3,563        4,232
Net cash used in investing activities ..............     (6,341)      (2,917)     (14,664)      (2,937)
Net cash provided by (used in) financing activities    $  3,684     $ (1,288)    $ 11,538     $ (1,534)

(1) Includes loss on disposition of Bazooka Beds of $2.9 million in the third quarter of 1998.

(2) Adjusted EBITDA reflects EBITDA adjusted to exclude the write down of DPAP inventories of $1.0 million and $1.2 million for the three months ended June 30, 1996 and December 31,1996, respectively. The loss on disposition of Bazooka Beds of $2.9 million for the year ended December 31, 1998 and Recapitalization and transaction cost of $0.3 million, $0.6 million, $0.3 million, $0.2 million, $0.6 million, $5.0 million and $0.1 million for the quarters ended December 31, 1996, March 31, 1997, June 30, 1997, September 30, 1997, December 31, 1997, March 31,
         1998, and December 31,1998, respectively. Adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other income or cash flow data prepared in accordance with GAAP or as measure of a Company's Profitability or Liquidity.

(3) Includes write down of DPAP inventories of $1.0 million in the second quarter and a further write-down in the fourth quarter of 1996 of the remaining $1.2 million carrying value of DPAP inventories.

                 ITEM 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         The Company is a leading nationwide provider of movable medical equipment to more than 4,500 hospitals and alternate care providers through its equipment rental and outsourcing programs.

         The following discussion addresses the financial condition of the Company as of December 31, 1998 and the results of operations and cash flows for the years ended December 31, 1998, 1997 and 1996. This discussion should be read in conjunction with the Financial Statements included elsewhere herein.

         Safe Harbor Statements under the Private Securities Litigation Reform Act of 1995: Statements in this Form 10-K looking forward in time involve risks and uncertainties. The following factors, among others, could cause our actual results to differ materially from those expressed in any forward-looking statements: the Company's substantial outstanding debt and high degree of leverage and the continued availability, terms and deployment of capital, including the Company's ability to service or refinance debt; restrictions imposed by the terms of the Company's debt; adverse regulatory developments affecting, among other things, the ability of our customers to obtain reimbursement of payments made to UHS; changes and trends in customer preferences, including increased purchasing of movable medical equipment; difficulties or delays in our continued expansion into certain markets and development of new markets; unanticipated costs or difficulties or delays in implementing the components of our strategy and plan and possible adverse consequences relating to our ability to successfully integrate recent acquisitions; effect of and changes in economic conditions, including inflation and monetary conditions; actions by competitors; availability of and ability to retain qualified personnel; and unanticipated costs or difficulties or delays in implementing our Year 2000 compliance modifications. For a more complete discussion of these risk factors, See "Item 1, Business--Risk Factors.


INDUSTRY ASSESSMENT

         The Company's customers, primarily hospitals and alternate care providers, have been and continue to be faced with cost containment pressures and uncertainties with respect to health care reform and reimbursement. The Company believes that market reform is continuing with movement toward managed care, health care related consolidations and the formation of integrated health care systems. There is an effort by providers of health care to coordinate all aspects of patient care irrespective of delivery location. Likely changes in reimbursement methodology, and a gradual transition toward fixed, per-capita payment systems and other risk-sharing mechanisms, will reward health care providers who improve efficiencies and effectively manage their costs, while providing care in the most appropriate setting. Although future reimbursement policies remain uncertain and unpredictable, the Company believes that the five-year budget and Taxpayer Relief Act of 1997, which will be financed largely through cuts in the growth of Medicare spending, will continue to place focus on cost containment in health care.

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

RECAPITALIZATION, FINANCING AND RELATED TRANSACTIONS

         The Recapitalization was effected through the merger (the "Merger") of UHS Acquisition Corp., a newly-formed Minnesota corporation ("Merger Sub") controlled by Childs, with and into the Company. In connection with the Recapitalization: (i) the Company's existing shareholders (other than management investors) received, in consideration for the cancellation of approximately 5.3 million shares of Common Stock, par value $.01 per share, of the Company and options to purchase approximately 344,000 shares of the Common Stock, cash in the aggregate amount of approximately $84.7 million (net of aggregate option exercise price), or $15.50 per share; (ii) the Company repaid outstanding borrowings of approximately $35.5 million under existing loan agreements; (iii) the Company paid fees and expenses of approximately $11.5 million related to the Recapitalization; and (iv) the Company paid approximately $3.3 million in severance payments to certain non-continuing members of management. In order to finance the Recapitalization, the Company: (i) received an equity contribution of approximately $21.3 million in cash from Childs and affiliates and management investors; (ii) issued $100.0 million in principal amount of Outstanding Notes and (iii) borrowed approximately $14.3 million under the Revolving Credit Facility. In addition, management investors retained their existing shares of Common Stock and options to purchase shares of Common Stock.


MEDIQ TRANSACTION

         On February 10, 1997, the Company and MEDIQ Incorporated ("MEDIQ") entered into a definitive agreement for MEDIQ to acquire the Company for $17.50 per share of Common Stock. Including the assumption of the Company's debt, the total purchase price would have been approximately $138.0 million excluding fees and expenses. On September 22, 1997 (the "Termination Date"), the Company and MEDIQ mutually terminated their agreement (the agreement and its termination, collectively, the "MEDIQ Transaction"). This termination resulted from the likelihood of a protracted administrative proceeding before the Federal Trade Commission ("FTC") and the uncertainty of the outcome and the costs associated with continuing to defend against the efforts of the FTC to prevent the merger of MEDIQ and the Company on anti-competitive grounds.

         From February 10, 1997 through the Termination Date, the Company experienced a gradual loss of employees as a result of uncertainties regarding district office closures and administrative consolidation which were discussed by MEDIQ. In addition, during this period, some potential and existing customers of the Company deferred entering into new rental agreements while others terminated rental agreements with the Company, each as a result of uncertainty regarding the ownership of the Company. Management believes that the disruption resulting from the MEDIQ Transaction, has been largely mitigated by: (i) the termination of the agreement with MEDIQ; (ii) the completion of the Recapitalization; and (iii) the addition of 55 employees, excluding acquisitions, from the Termination Date through December 31, 1998.


COMPLETED ACQUISITIONS

         On July 30, 1998, the Company completed the purchase of HCI for a purchase price of approximately $19.3 million, including the repayment of approximately $3.6 million of outstanding indebtedness.

         On August 17, 1998, the Company completed the purchase of PCH for a purchase price of approximately $14.6 million, including the repayment of approximately $2.7 million of outstanding indebtedness.

         On November 5, 1998, the Company completed the purchase of MRS for a purchase price of approximately $1.8 million, including the repayment of approximately $0.4 million of outstanding indebtedness.

RESULTS OF OPERATIONS

    The following table provides information on the percentages of certain items of selected financial data to total revenues.

                                                                           Percentage Increase (Decrease)
                                                                          --------------------------------
                                             Percentage of Total Revenues  Year Ended       Year Ended
                                                Years Ended December 31,  1998 over Year  1997 over Year
                                                1998      1997     1996       1997            1996
                                                ----      ----     ----       ----            ----
Rentals:
  Equipment rentals ......................      88.9%     90.7%    89.1%      13.2%            7.4%
  Sales of supplies and equipment, and
      other ..............................      11.1       9.3     10.9       37.3            (9.9)
                                                ----       ---     ----

    Total Revenues .......................     100.0     100.0    100.0       15.5             5.5
Cost of rentals and sales:
  Cost of equipment rentals ..............      23.5      22.6     23.4       20.1             1.8
  Rental equipment depreciation ..........      20.8      24.0     22.1        0.0            14.5
  Loss on disposition of Bazooka Beds ....       4.2       --       --         N/A             --
  Cost of supplies and equipment sales ...       7.0       6.4      7.8       26.8           (13.2)
  Write-down of DPAP inventories .........       --        --       3.9        --              N/A
                                                ----       ---     ----

Gross Profit .............................      44.5      47.0     42.8        9.5            15.8
Selling, general and administrative ......      30.7      30.7     34.6       15.5            (6.3)
Recapitalization and transaction costs ...       7.3       2.9      0.6      196.6           461.8
Interest expense .........................      16.2       5.0      4.4      273.0            19.6
                                                ----       ---     ----

(Loss) income before income taxes and
   extraordinary charge ..................      (9.7)      8.4      3.2       N/A            172.6
                                                ----       ---     ----
(Benefit) provision for income taxes .....      (1.6)      3.9      1.6       N/A            155.4
                                                ----       ---     ----
(Loss) income before extraordinary charge       (8.1)      4.5      1.6       N/A            189.6
Extraordinary charge .....................       2.7        --       --       N/A              --
                                                ----       ---     ----
Net (loss) income ........................     (10.8)%     4.5%     1.6%      N/A            189.6
                                                ====       ===     ====


1998 COMPARED TO 1997

         Equipment Rental Revenues. Equipment rental revenues for the year ended December 31, 1998 were $61.7 million, representing a $7.2 million, or 13.2% increase from rental revenues of $54.5 million for the same period of 1997. Without considering the acquisitions of HCI, PCH, and MRS, equipment rental revenue would have increased 6.1% for the year ended December 31, 1998 compared to the year ended 1997. The rental revenue increase resulted from the acquisitions of HCI, PCH and MRS, which contributed approximately $3.9 million of rental revenue growth combined with continued growth at UHS' acute care hospital customers and at both established and new district offices.

         Sales of Supplies and Equipment, and Other. Sales of supplies and equipment, and other for the year ended December 31, 1998 were $7.7 million, representing a $2.1 million, or 37.3% increase from sales of supplies and equipment, and other of $5.6 million for the same period of 1997. These increases are the result of the acquisitions of HCI, PCH and MRS which have generated sales of supplies and equipment, and other of approximately $2.9 million since the acquisitions were completed. PCH places a greater emphasis on sales of disposable products and generates approximately two-thirds of its revenue from sales of disposables to health care providers.

         Cost of Equipment Rentals. Cost of equipment rentals for the year ended December 31, 1998 was $16.3 million, representing a $2.7 million, or 20.1%, increase from cost of equipment rentals of $13.6 million for the same period of 1997. For the year of 1998, cost of equipment rentals, as a percentage of equipment rental revenues, increased to 26.4% from 24.9% for the same period of 1997. During 1998, the Company changed its emphasis to increase support staff while redirecting and decreasing its promotional staff. This change resulted in higher rental costs offset by reduced promotional expenses in the selling, general and administrative expense area. This was combined with lower repair and replacement expenses in 1997 as a result of the uncertainty in the Company's ownership.

         Rental Equipment Depreciation. Rental equipment depreciation for each of the years ending December 31, 1998 and 1997 was $14.4 million. For the year of 1998, rental equipment depreciation, as a percentage of equipment rental revenues, decreased to 23.4% from 26.5% for the same period of 1997. These decreases were the result of the Company's change in rental equipment depreciation lives from a range of five to seven years to seven years for all rental equipment. (See footnote 8 to the financial statements). This change was effective July 1, 1998. The change in rental equipment depreciation lives decreased rental equipment depreciation by approximately $2.4 million in 1998.

         Loss on Disposal of Bazooka Beds. The Company's utilization of Bazooka beds in the Company's rental pool had been below the desired level and had declined steadily during 1997 and 1998. The Company had acquired its equipment pool of Bazooka portable specialty beds under an exclusive agreement, which was terminated by the Company in March 1996. Because of the continued decline in utilization, the Company decided to dispose of approximately 1,700 excess Bazooka beds and associated products in the third quarter of 1998. The disposition of the units resulted in a loss of $2.9 million in the third quarter of 1998. Approximately 750 units of Bazooka beds were retained by the Company for rental.

         Gross Profit. Total gross profit for the year ended December 31, 1998, exclusive of the loss on disposition of Bazooka beds, was $33.8 million, representing a $5.6 million, or 19.6% increase from total gross profit of $28.2 million for the same period of 1997. For the year of 1998, total gross profit, exclusive of the loss on disposition of Bazooka beds, as a percentage of total revenues, increased to 48.7% from 47.0% for the same period of 1997. This increase was predominately due to the change in rental equipment depreciation lives. Gross profit on rentals represents equipment rental revenues reduced by the cost of equipment rentals and rental equipment depreciation. Gross profit on rentals for 1998 increased to 50.2% from 48.6% in 1997. This increase was predominately due to the previously discussed change in depreciation lives on the rental equipment.

         Gross margin on sales of supplies and equipment and other for the year of 1998 increased to 36.6% from 31.3% for the same period of 1997. This increase in sales gross margin was due to the acquisition of PCH which, since the acquisition, generated approximately $0.9 million of higher margin sales, mainly to alternate care providers.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 1998 were $21.3 million, representing a $2.9 million, or 15.5%, increase from $18.4 million for the same period of 1997. The increase for the year is the result of the acquisitions of HCI, PCH and MRS in 1998 in addition to increased employee count in 1998 over 1997. The employee count was abnormally low in 1997 due to employees who had left the Company as a result of the uncertainty relating to the potential sale of the Company to MEDIQ. These employee expenses were not offset by the reduction in salary expenses of the executive staff who did not continue on with the Company after the Recapitalization.

         Recapitalization and Transaction Costs. For the year ended December 31, 1998, the Company incurred $5.1 million of non-recurring expenses, consisting primarily of legal, accounting, and other advisory related fees, associated with the Recapitalization.

         For the year of 1997, the Company incurred $1.7 million of non-recurring expenses, consisting primarily of legal, investment banking and special committee fees, associated with the Company's subsequently mutually terminated acquisition agreement with MEDIQ.

         Adjusted EBITDA. The Company believes earnings before interest, taxes, depreciation, and amortization ("EBITDA") to be a measurement of operating performance. Adjusted EBITDA, which adjusts for the loss on disposal of Bazooka beds and non-recurring Recapitalization and transaction costs for the year ended December 31, 1998 was $30.1 and $25.8 for the corresponding period in 1997. Adjusted EBITDA as a percentage of total revenue increased to 43.4% for the year of 1998 from 43.0% for the same period in 1997. See Notes 4, 5 and 6 to "Selected Historical Financial Data." Pro forma adjusted EBITDA (as defined) for the year ended December 31, 1998 was $34.7 million.

         Interest Expense. Interest expense for the year ended December 31, 1998 was $11.2 million, representing a $8.2 million increase from $3.0 million for the same period of 1997. This increase primarily reflects the Recapitalization of the Company, incremental borrowings associated with capital equipment additions and the acquisitions of HCI, PCH and MRS. Average borrowings increased from $34.6 million for the year of 1997, to $114.4 million for the year of 1998.

         Income Taxes. The Company's effective income tax rate for 1998 was a benefit of 16.3% due to the net loss of the Company compared to a statutory income tax rate of 37.0%. This reduced tax rate is primarily due to the effect of non-deductible expenses associated with the Recapitalization of the Company.

         Extraordinary Charge. In conjunction with the Recapitalization and Senior Note issuance in the first quarter of 1998, the Company prepaid existing notes and a credit facility totaling $35.5 million, which resulted in an incurrence of a prepayment penalty of $2.9 million, and write off of deferred finance costs of $0.3 million. These extraordinary charges were reduced by the tax affect of these charges of approximately $1.3 million.

1997 COMPARED TO 1996

         Completed BERS Acquisition. On August 13, 1996, the Company completed its acquisition of BERS pursuant to a stock purchase agreement among the Company and the shareholders of BERS. As a result of the acquisition, the Company acquired all of the outstanding capital stock of BERS, and BERS became a wholly-owned subsidiary of the Company. In connection with the acquisition, the Company paid approximately $11.0 million to the shareholders of BERS and repaid approximately $1.7 million of outstanding indebtedness of BERS. BERS results are included in the financial statements only from the date of acquisition.

         Equipment Rental Revenues. Equipment rental revenues were $54.5 million in 1997, representing a $3.8 million, or 7.4%, increase from equipment rental revenues of $50.7 million in 1996. This increase resulted primarily from the acquisition of BERS, completed on August 13, 1996, which contributed approximately $2.4 million to the increase in rental revenues in the first six months of 1997. BERS' offices in Baltimore, Richmond, and Charlotte were integrated into the corresponding Company offices early in the third quarter of 1997 and, consequently, separate 1997 third and fourth quarter revenue data for BERS is not available. Excluding revenue from BERS, the increase in equipment rental revenues resulted from continued growth from hospitals and alternate care customers, as well as from newer offices. This growth was accomplished despite the continuing gradual decline in hospital census rates and the increase in consolidations in the health care industry. The Company expects equipment rental revenues generated from the alternate care market to continue to increase, reflecting the trend toward treating the patient in the most cost effective environment.

         Sales of Supplies and Equipment, and Other. Sales of supplies and equipment, and other were $5.6 million in 1997, representing a $0.6 million, or 9.9%, decrease from sales of supplies and equipment, and other of $6.2 million in 1996. This decrease was primarily due to a decline in the sales of the DPAP devices as the Company decided to abandon the sleep apnea market in December 1996. Sales of supplies and equipment, and other were also adversely impacted by the continuing trend of a major vendor of disposables to market its products directly to some of the Company's larger customers. This trend resulted in a $0.3 million decline in sales in 1997. The Company did not emphasize sales and offered them to be a full service provider for its customers.

         Cost of Equipment Rentals. Cost of equipment rentals were $13.6 million in 1997, representing a $0.3 million, or 1.8%, increase from cost of equipment rentals of $13.3 million in 1996. Cost of equipment rentals as a percentage of equipment rental revenues decreased to 24.9% in 1997 from 26.3% in 1996. This decrease resulted from the Company purchasing a newer generation of a particular line of equipment. The older generation of this equipment had been rented from the manufacturer on a short term basis in 1996 due to perceived obsolescence risk. In addition, the decrease reflected the loss of some rental support staff as a result of the MEDIQ Transaction.

         Rental Equipment Depreciation. Rental equipment depreciation was $14.4 million in 1997, representing a $1.8 million, or 14.5%, increase from rental equipment depreciation of $12.6 million in 1996. Rental equipment depreciation as a percentage of equipment rental revenues increased to 26.5% in 1997 from 24.8% in 1996. This increase was the result of the impact of a full year of depreciation on equipment acquisitions made in 1996 (including higher depreciation as a percentage of equipment rental revenues from BERS) and the Company's purchase of equipment that was previously rented as discussed above.

         Gross Profit. Total gross profit was $28.2 million in 1997, representing a $3.8 million, or 15.8%, increase from total gross profit of $24.4 million in 1996. Total gross margin increased to 47.0% of total revenues in 1997 from 42.8% of total revenues in 1996. Total gross profit in 1996 was reduced by $2.2 million, or 3.9% of total revenues, due to the write-down of DPAP inventories (See "Item 6, Selected Financial Data -- Footnote 2). Gross profit on rentals represents equipment rental revenues reduced by the cost of equipment rentals and rental equipment depreciation. Gross margin on equipment rentals decreased to 48.6% in 1997 from 48.9% in 1996. This decrease was predominantly due to the previously discussed increase in rental equipment depreciation as a percentage of equipment rental revenues partially offset by the previously discussed decrease in cost of equipment rentals as a percentage of equipment rental revenues.

         Gross margin on sales of supplies and equipment, and other (which excludes the write-down of DPAP inventories) increased to 31.3% in 1997 from 28.6% in 1996. This increase in sales gross margin was due to a vendor selling lower margin products directly to hospitals, which resulted in a higher margin percentage on a lower volume of total sales, and the addition of higher margin BERS sales.

         Selling, General and Administrative Expenses. Selling general and administrative expenses ("SG&A") was $18.4 million in 1997, representing a $1.3 million, or 6.3%, decrease from SG&A of $19.7 million in 1996. SG&A as a percentage of total revenues decreased to 30.7% in 1997 from 34.6% in 1996. This decrease was due to the cost savings associated with the Company's expense control initiatives implemented in late 1996. Additionally, the loss of employees due to the MEDIQ Transaction reduced SG&A for 1997.

         Recapitalization and Transaction Costs. The Company incurred costs of approximately $1.7 million in 1997, compared to $0.3 million in 1996, reflecting expenses consisting primarily of legal, investment banking and special committee fees, incurred by the Company in the process of exploring strategic alternatives to enhance shareholder value.

         Adjusted EBITDA. Primarily as a result of factors stated above, Adjusted EBITDA was $25.8 million in 1997, representing a $5.0 million, or 24.0%, increase from Adjusted EBITDA of $20.8 million in 1996. Adjusted EBITDA as a percentage of total revenues increased to 43.0% in 1997 from 36.5% in 1996. See Notes 4, 5 and 6 to "Selected Historical Financial Data."

         Interest Expense. Interest expense was $3.0 million in 1997, representing an increase of $0.5 million, or 19.6%, from interest expense of $2.5 million in 1996. This increase primarily reflects interest on the BERS acquisition debt and incremental borrowings associated with capital equipment additions. Average borrowings increased to $34.6 million in 1997 from $30.5 million in 1996.

         Income Taxes. The Company's effective income tax rate decreased to 46.5% in 1997 from 49.6% for 1996. This decrease was primarily due to the effect of non-deductible expenses on the Company's lower taxable income in 1996.


LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has financed its equipment purchases primarily through internally generated funds and borrowings under its existing revolving credit facility. As an asset intensive business, the Company has required continued access to capital to support the acquisition of equipment for rental to its customers. The Company purchased on a cashflow basis $14.5 million, $18.9 million and $27.7 million of rental equipment in 1996, 1997 and 1998, respectively. Including acquisitions, the Company expects to purchase $29.7 million of rental equipment in 1999, of which approximately $10.5 million is estimated to be maintenance capital expenditures.

         Due to the acquisitions of HCI, PCH and MRS, the Revolving Credit Facility was increased from $30.0 million to $50.0 million. Borrowings under the Revolving Credit Facility were $48.6 million at December 31, 1998.

         During the years ended December 31, 1998 and 1997, net cash flows provided by operating activities were $9.7 million and $20.0 million, respectively. Net cash flows used in investing activities were $63.6 million and $18.0 million, in each of these periods. Net cash flows provided by (used in) financing activities were $53.9 million and ($2.2 million), respectively.

         During the years ended December 31, 1997 and 1996, net cash flows provided by operating activities were $20.0 million and $14.7 million, respectively. Net cash flows used in investing activities were $18.0 million and $26.9 million, respectively, in each of these periods. The decrease from 1996 resulted from the impact of the BERS acquisition. Net cash flows (used in) provided by financing activities were ($2.2 million) and $12.4 million, respectively in each period.

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

         As of December 31,1998 the Company was capitalized with $100.0 million of outstanding Notes and a $50.0 million senior secured Revolving Credit Facility (the "Revolving Credit Facilities"). Interest on loans outstanding under the Revolving Credit Facility is payable at a rate per annum, selected at the option of the Company, equal to the Base Rate plus a margin of 1.00% (the "Base Rate Margin"), or the adjusted Eurodollar Rate plus a margin of 2.25% (the "Eurodollar Rate Margin"). Commencing September 30, 1998, the Eurodollar Rate Margin and the Base Rate Margin used to calculate such interest rates may be adjusted if the Company satisfies certain leverage ratios. The Revolving Credit Facility contains restrictive covenants which, among other things, limit the Company from entering into additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and prepayments of other indebtedness.

         On August 17, 1998, the Company issued 6,000 shares of its Series A 12% Cumulative Convertible Accruing Pay-In-Kind Preferred Stock (the "Series A Preferred Stock") to an affiliate of Childs, the holder of approximately 78% of the Company's Common Stock, for an aggregate price of $6.0 million.

         On December 18, 1998, the Company redeemed its Series A Preferred Stock for an aggregate price of approximately $6.3 million and issued 6,246 shares of Series B 13% Cumulative Accruing Pay-in-Kind Preferred Stock to an insurance company, together with warrants to purchase 350,000 shares of the Company's Common Stock for an aggregate price of approximately $6.3 million.

         On January 26, 1999, the Company issued $35 million of 10.25% Senior Notes and received proceeds of approximately $29.8 million, net of the original issue discount. The proceeds were used to reduce borrowings under the Revolving Credit Facility.

         The Company believes that with the proceeds from the issuance of the $35 million of the Notes and based on current levels of operations and anticipated growth, its cash from operations, together with other sources of liquidity, including borrowings available under the Revolving Credit Facility, will be sufficient over the next several years to fund anticipated capital expenditures and make required payments of principal and interest on its debt, including payments due on the Notes and obligations under the Revolving Credit Facility. The Company believes that its ability to repay the Notes and amounts outstanding under the Revolving Credit Facility at maturity will require additional financing. There can be no assurance, however, that any such financing will be available at such time to the Company, or that any such financing will be on terms favorable to the Company. In addition, the Company continually evaluates potential acquisitions and expects to fund such acquisitions from its available sources of liquidity, including borrowings under the Revolving Credit Facility.

         The Company's expansion and acquisition strategy may require substantial capital, and no assurance can be given that the Company will be able to raise any necessary additional funds through bank financing or the issuance of equity or debt securities on terms acceptable to the Company, if at all.

         In 1998, the Company incurred non-recurring costs related to the Recapitalization of approximately $8.9 million, including $3.2 million in severance expense to certain non-continuing members of management, $2.8 million ($1.4 million net of tax) for prepayment penalties on existing loans and write-off of corresponding loan origination fees, $1.2 million in investment banker fees, and approximately $1.7 million in additional Recapitalization expenses (of which $0.6 million was recorded directly in equity).


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

         The Company's Quality Assurance Department procedures currently contain steps to include Year 2000 compliance verification for all current and future rental products. The Company has been contacting the rental equipment manufacturers regarding Year 2000 compliance. The equipment generally falls into five categories:

         o        Equipment that is currently Year 2000 compatible;

         o Equipment that does not need date processing and therefore is compatible;

         o Equipment that will require the date to be manually reset the equipment will continue to function but may record or print out the incorrect year;

         o        Equipment that will require software or hardware upgrades.
                  (The Company believes the upgrades will be completed by the Company's technicians at no material additional expense to the Company. It is estimated that the costs of the upgrades will be approximately $225,000.); and

         o Equipment that will need to be disposed of (The Company anticipates the net book value of this equipment will be immaterial and will be disposed of over the next five quarters).

         Most of the Company's equipment is currently Year 2000 compliant, and the Company believes that compliance for all of its products will be achieved prior to January 1, 2000.

         The Company is currently using line management to address internal and external Year 2000 issues. The Company's internal financial and other computer systems are being reviewed to assess and remediate Year 2000 problems. The Company's assessment of internal systems includes its informational technology ("IT") as well as non-IT systems. The Company's Year 2000 IT compliance program includes the following phases: identifying systems that need to be modified or replaced; carrying out remediation work to modify existing systems or convert to new systems; and conducting validation testing of systems and applications to ensure compliance. The Company is currently carrying out all phase of the compliance program. The Company formed a project team in the first quarter of 1999 consisting of representatives from its Information Technology, Finance, Quality Assurance, Sales, and Legal Departments to address other internal and external Year 2000 issues.

         The amount of remediation work required to address Year 2000 problems is not expected to be extensive. The Company has or is currently replacing certain of its financial and operational systems, and management believes that the new equipment and software substantially addresses Year 2000 issues. However, the Company will be required to modify some of its existing software in order for its computer systems to function properly in the year 2000 and thereafter. The Company estimates that it will complete its Year 2000 compliance program for all of its significant internal systems no later than September 30, 1999.

         In addition, the Company is requesting and will continue to gain assurances from its major suppliers that the suppliers are addressing the Year 2000 issue and that products purchased by the Company from such suppliers will function properly in the year 2000. Also, contacts will be made with the Company's major customers. These actions are intended to help mitigate the possible external impact of the Year 2000 problem. However, it is impossible to fully assess the potential consequences in the event service interruptions from suppliers occur or in the event that there are disruptions in such infrastructure areas as utilities, communications, transportation, banking and government.

         The total estimated cost for resolving the Company's Year 2000 IT issues is approximately $350,000, of which approximately $75,000 has been charged to earnings through December 31, 1998. The total cost estimate includes the cost of replacing non-compliant systems as a remediation cost in cases where the Company has accelerated plans to replace such systems. Estimates of Year 2000 cost are based on numerous assumptions, and there can be no assurance that the estimate is correct or that actual cost will not be materially greater than anticipated.

         Based on its assessments to date, the Company believes it will not experience any material disruption as a result of Year 2000 problems in information processing or interface with major customers, or with processing orders and billing. However, if certain critical third-party providers, such as those providers supplying electricity, water or telephone service, experience difficulties resulting in disruption of service to the Company, a shutdown of the

Company's operations at individual facilities could occur for the duration of the disruption. The Company has not yet developed a contingency plan to provide for continuity of processing in such event of various problem scenarios, but it will assess the need to develop such a plan based on the outcome of its validation phase of its Year 2000 compliance program and the results of surveying its major suppliers and customers. Assuming no major disruptions in service from utility companies, or other critical third-party providers, the Company believes that it will be able to manage its total Year 2000 transition without any material effect on the Company's results of operations or financial condition.


NEW ACCOUNTING STANDARDS

    In March 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company is reviewing the requirements of the SOP and has not determined the impact, if any, of the SOP or the Company's financial statements. SOP 98-1 is required to be adopted by the Company no later than the year ending December 31, 1999.



       ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company does not have any liquid investments. Cash is kept to a minimum through use of the Company's Revolving Credit Facility. The Company's exposure to interest rate risk is mainly through its borrowings under its secured Revolving Credit Facility which permits borrowings up to $50 million. At December 31, 1998 the Company was primarily exposed to the London Interbank Offered Rate (LIBOR) interest rate on its borrowings under the Revolving Credit Facility. The Company does not use derivative financial instruments. Information about the Company's borrowing arrangements including principal amounts and related interest rates appear in Note 9 to the Financial Statements included herein.



               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The report of the independent Accountants, Financial Statements and Schedules are set forth on pages 44 to 71 of this report.





     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE



None

                                    PART III

           ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

         Set forth below are the names, ages and positions of the persons who serve as directors and executive officers of the Company.

Name                  Age                             Position
----                  ---                             --------
David E. Dovenberg.... 54    Director, President and Chief Executive Officer
Jerry D. Horn......... 61    Director
Samuel B. Humphries... 56    Director
Steven G. Segal....... 38    Director
Edward D. Yun......... 32    Director
Andrew R. Amicon...... 38    Vice President, Alternate Care-- East
Gerald L. Brandt...... 49    Vice President, Finance and Chief Financial Officer
Robert H. Braun....... 47    Vice President, Customer Service and Sales--West
Randy C. Engen........ 42    Vice President, Business Development
Michael R. Johnson.... 40    Vice President, Administrative Services
Gary L. Preston....... 56    Vice President, Customer Service and Sales--East
Jeffrey L. Singer..... 37    Vice President, Alternate Care-- West

         David E. Dovenberg is the President and Chief Executive Officer, and a Director of the Company and has served in both of these positions since the 1998 Recapitalization. He joined the Company in 1988 as Vice President, Finance and Chief Financial Officer. Prior to joining the Company, he had been with The Prudential Insurance Company of America since 1969. From 1979 to 1988, he was a regional Vice President in the area of corporate investments in private placements for Prudential Capital Corporation. Mr. Dovenberg is a member of the Healthcare Financial Management Association. He is also a member of several Boards of Directors: Lund International Holdings, Inc., a publicly traded manufacturer of appearance accessories for light trucks, sport utility vehicles and vans; the Minnesota Chapter of the United Ostomy Association; and the Hennepin County Unit of the American Cancer Society.

         Jerry D. Horn is a Director of the Company. He is Chairman of the Board of General Nutrition Companies, Inc., a 3,000-store vitamin and nutritional supplement retail chain operating under the GNC name. He has served in this capacity since October 1991, and prior to that, was President and Chief Executive Officer since 1985. Mr. Horn is also Chairman of the Board of Central Tractor Farm & Country, Inc., a director of Chevys, Inc. and Pan Am International Flight Academy Holdings, Inc. and a Managing Director of Childs Associates.

         Samuel B. Humphries is a Director of the Company. He also is the President and Chief Executive Officer of American Medical Systems. He has served in this capacity since September 1998 and prior to that was the President and Chief Executive Officer of Optical Sensors Incorporated from 1991 to 1998. He is a director of American Medical Systems, Optical Sensors Incorporated and the Health Industry Manufacturers Association.

         Steven G. Segal is a Director of the Company. He also is Senior Managing Director of Childs and has been at Childs since July 1995. Prior to that time, he was an executive at Thomas H. Lee Company from August 1987, most recently holding the position of Managing Director. He is also a director of Central Tractor Farm & Country, Inc., Jillian's Entertainment, Inc., International Diverse Foods, Inc., National Nephrology Associates, Inc., Big V Supermarkets, Inc., and Fitz and Floyd, Inc. and is Chairman of the Board of Empire Kosher Poultry, Inc.

         Edward D. Yun is a Director of the Company. He also is a Vice President of Childs and has been at Childs since September 1996. From August 1994 until September 1996 he was an Associate at DLJ Merchant Banking, Inc. He is also a director of Jillian's Entertainment Holdings, Inc., International Diverse Foods, Inc., Pan Am International Flight Academy Holdings, Inc. and National Nephrology Associates, Inc.

         Andrew R. Amicon is the Vice President, Alternate Care East. He joined the Company in 1998. Prior to joining the Company, Mr. Amicon was founder and CEO of Patient's Choice Healthcare, Inc. from 1990 to 1998.

         Gerald L. Brandt, C.P.A. is the Vice President of Finance and Chief Financial Officer and has been since the 1998 Recapitalization. He joined the Company in 1978 as Manager of Accounting, and was promoted to Director of Finance and Accounting in 1994. Prior to joining the Company, Mr. Brandt was Vehicle Accounting Manager for National Car Rental from 1976 to 1978. From 1974 to 1976, he was an Auditor with Deloitte, Haskins and Sells. He is a member of the Minnesota State Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

         Robert H. Braun is the Vice President of Sales and Marketing and has been since the 1998 Recapitalization. He joined the Company in 1975. He has held multiple sales management positions within the Company, including Account Manger, National Accounts Manager, and Division Manager-North Central which culminated in his promotion to Director of Rental and Sales, West, in 1996.

         Randy C. Engen is the Vice President of Sales and Business Development and has been since the 1998 Recapitalization. He joined the Company in 1979. He has held multiple sales management roles including Account, District and Divisional Manager positions. Throughout his tenure with the Company, Mr. Engen has managed the Company's Madison, Wisconsin district office, the Company's second largest.

         Michael R. Johnson is the Vice President of Administration and has been since the1998 Recapitalization. He joined the Company in 1978. He served as Director, Human Resources/ Administration since 1990. Prior to that, Mr. Johnson had been an Instructor in the Training and Development Department, followed by a promotion to Training Manager in 1984 and to Human Resources Manager in 1989.

         Gary L. Preston is the Vice President of Sales and Major Accounts and has been since the 1998 Recapitalization. He joined the Company in 1964. He has held multiple sales management roles including Account, District and Divisional Manager positions. As District Manager, Mr. Preston served for thirteen years in the company's largest district office.

         Jeffrey L. Singer is Vice President, Alternate Care West. He joined the Company in 1998. Prior to joining the Company, Mr. Singer was CEO of Home Care Instruments, Inc. from 1991 to 1998, and held various other positions at HCI from 1986 to 1991.

                         ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth the cash and noncash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officers and the five highest paid executive officers of the Company whose salary and bonus earned in 1998 exceeded $100,000.

                                                                    Long-Term
                                 Annual Compensation               Compensation
                            ------------------------------    -----------------------
                                                               Awards
                                                                Stock        Payouts
     Name and                                                  Options        LTIP       All Other
Principal Position          Year       Salary      Bonus(1)   (Shares)(2)   Payouts(3) Compensation(4)
                            ----       ------       ------    ----------    ---------  -----------
David E. Dovenberg ......   1998     $205,516     $163,579      383,758     $ 32,955   $   36,039
   Chief Executive ......   1997      188,246       21,839         --         22,304        4,537
   Officer and ..........   1996      170,279        5,904       10,740       23,306        4,500
   President

Thomas A. Minner (5) ....   1998       74,815       16,447         --        103,623    1,169,531
   Former Chairman, .....   1997      251,591       49,530         --         71,413        4,800
  Chief Executive Officer   1996      268,248       14,177       21,480       72,548        4,500
  and President

Gerald L. Brandt ........   1998      125,612       86,612      191,909         --          3,544
  Vice President of
  Finance,  Chief
  Financial Officer
  and Treasurer

Michael R. Johnson ......   1998      124,683       71,612      191,909         --          3,541
Vice President of
  Administrative Services

Robert H. Braun .........   1998      125,781       61,612      191,909         --          3,562
  Vice President of
  Customer Service and
  Sales-West

Gary L. Preston .........   1998      110,445       61,612      191,909         --          3,600
    Vice President of
  Customer Service and
    Sales-East

Randy C. Engen ..........   1998      109,259       61,612      191,909         --          3,720
  Vice President of
  Business Development

(1) The amounts shown in this column represent annual bonuses earned for the fiscal year indicated. Such bonuses are paid shortly after the end of such fiscal year. The amounts also reflect a non-recurring bonus payment made to Mr. Dovenberg, Mr. Brandt, and Mr. Johnson upon the completion of the recapitalization.

(2) The stock options shown in this column for 1996 were all granted pursuant to the 1992 Long Term Incentive and Stock Option Plan, and as amended in 1995, which was terminated upon the Recapitalization. The stock options shown in this column for 1998 were all granted pursuant to the 1998 Stock Option Plan. For a discussion of the material terms of option grants under the 1998 Stock Option Plan. See footnotes 1, 2, and 3 to the table below entitled "Option Grants During the Year Ended December 31, 1998."

(3) For 1998, the amounts include regular payments under the Long Term Incentive Plan (LTIP) and payments resulting from the early termination of the LTIP as of the date of the Recapitalization. The amount of the payments made in connection with the early termination of the LTIP were $10,630 for Mr. Dovenberg and $32,144 for Mr. Minner.

(4) The amounts shown in this column represent contributions by the Company for the named executive officers to the UHS Employees' Thrift and Savings Plan for the fiscal year indicated. In addition for Mr. Dovenberg, $31,239 of the amount represents payments made upon termination of the Supplemental Executive Retirement Plan (SERP) in connection with the Recapitalization. In addition for Mr. Minner, $850,686 of the amount represents severance payment, $26,351 of the amount represents unused vacation reimbursement, and $290,933 of the amount represents payments made upon termination of SERP in connection with the recapitalization.

(5) In connection with the Recapitalization, Mr. Minner resigned his position with the Company.

STOCK OPTIONS

     The following tables summarize option grants during the year ended December 31, 1998 to the Chief Executive Officers and the executive officers named in the "Summary Compensation Table" above, and the values of the options held by such persons at December 31, 1998.


                                                Option Grants During Year Ended December 31, 1998
                               ---------------------------------------------------------------------------------
                                                                                               Potential
                                                 % of                                      Realizable Value
                                                 Total                                      at Annual Rates
                                                Options                                     of Stock Price
                                               Granted to      Exercise                     Appreciation for
                                                Employees       or Base                      Option Term (5)
                                Options         in Fiscal        Price      Expiration   -----------------------
    Name                       Granted(1)       Year 1998      ($/Sh)(4)      Date            5%           10%
    ----                       ---------        ---------      ---------    ----------      -------      -------
David E. Dovenberg               224,800(2)      10.87         $1.705        03/17/08       241,045      610,856
                                 158,958(3)       7.69          1.550        03/17/08       154,950      392,674

Gerald L Brandt                  112,430(2)       5.44          1.550        03/17/08       109,595      277,735
                                  79,479(3)       3.84          1.550        03/17/08        77,475      196,337

Michael R. Johnson               112,430(2)       5.44          1.550        03/17/08       109,595      277,735
                                  79,479(3)       3.84          1.550        03/17/08        77,475      196,337

Robert H. Braun                  112,430(2)       5.44          1.550        03/17/08       109,595      277,735
                                  79,479(3)       3.84          1.550        03/17/08        77,475      196,337

Gary L. Preston                  112,430(2)       5.44          1.550        03/17/08       109,595      277,735
                                  79,479(3)       3.84          1.550        03/17/08        77,475      196,337

Randy C. Engen                   112,430(2)       5.44          1.550        03/17/08       109,595      277,735
                                  79,479(3)       3.84          1.550        03/17/08        77,475      196,337

Thomas A. Minner                      --            --             --             --             --           --

(1) Each option represents the right to purchase one share of Common Stock. The stock option grants shown in this column were all made on March 17, 1998 pursuant to the Stock Option Plan

(2) With such incentive stock options, up to 20% of the shares under such options vest on April 1 of each of the years 1999 through 2003. The amount of shares exercisable on each annual vesting date is based on the Company's achievement of certain EBITDA targets for the previous fiscal year, but in no event will more than 20% of the shares become exercisable in a single year.

(3) With such non-incentive stock options, the shares under such options vest on the earlier of (i) the date of a change of control in the Company, (ii) the date on which the original investors following the Recapitalization achieve certain realized values in their original investment, or (iii) eight years following the date of grant of such options.

(4) The exercise price is equal to the fair market value on the date of grant with respect to each option as determined by the Company's Board of Directors except for Mr. Dovenberg's options which have an exercise price of $1.705, which is 110% of the fair market value pursuant to the requirements of the Internal Revenue Code of 1986, as amended. The exercise price may be paid in cash, in shares of Common Stock with a market value as of the date of exercise equal to the option price or a combination of cash and shares of Common Stock.

(5) The compounding assumes a ten-year exercise period for all option grants. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, or stock option exercises are dependent on the future performance of the underlying Common Stock. The amounts reflected in this table may not necessarily be achieved. If the price of the Common Stock at the date of grant ($1.55) were to appreciate at 5% and 10%, respectively, compounded annually for ten years (the term of the option), then the Common Stock would have a value on March 17, 2008 of approximately $2.52 and $4.02 per share, respectively (assuming no change in the number of outstanding shares of UHS Common Stock).



                                         Aggregated Option Exercised During Year Ended December 31, 1998
                                                      and Value of Options at December 31, 1998
                                       ------------------------------------------------------------------
                                                   Number of Unexercised         Value of Unexercised
                           Shares                        Options at              In-the-Money Options
                          Acquired                    December 31, 1998          December 31, 1998 (1)
                            on          Value    --------------------------------------------------------
      Name                Exercise     Realized  Exercisable   Unexercisable   Exercisable  Unexercisable
      ----                --------     --------  -----------   -------------   -----------  -------------
David E. Dovenberg .         --           --        494,400       224,800      $1,004,439      $243,908
                                                       --         158,958            --         197,108
Gerald L. Brandt ...         --           --        176,300       191,909         366,903       237,967
Michael R. Johnson .         --           --         62,540       191,909         125,734       237,967
Robert H. Braun (2)        10,887     $ 90,369         --         191,909            --         237,967
Gary L. Preston ....         --           --         58,870       191,909         118,369       237,967
Randy C. Engen .....         --           --         58,870       191,909         118,369       237,967
Thomas A. Minner (2)       88,380      712,015         --             --              --            --


(1) Based on the fair market value of Common Stock, as of December 31, 1998, of $2.79 as determined by UHS' Board of Directors.

(2) In connection with the Recapitalization, Mr. Minner and Mr. Braun each received payment for options held by them.


LONG TERM INCENTIVE PLAN

     The Long Term Incentive Plan was terminated on February 25 1998 in connection with the Recapitalization. During 1998, two payouts were completed for this plan. The first was the normal plan payout and the second resulted from the early termination of the plan. The early termination payouts for Mr. Dovenberg and Mr. Minner were $10,630 and $32,144, respectively.

RETIREMENT PLAN

     The following table sets forth various estimated maximum annual pension benefits under the Company's qualified non-contributory defined benefit pension plan on a straight life annuity basis, based upon Social Security benefits now available, assuming retirement at age 65 at various levels of compensation and specified remuneration and years of credited service. Amounts shown are subject to Social Security offset.

                                          Years of Credited Service
                                   -----------------------------------------
Compensation                         5          10          20          30
------------                       ------      ------     ------      ------
$100,000......................     $ 6,500     $13,000    $26,000     $32,000
 125,000......................       8,500      17,000     34,000      42,000
 150,000......................      10,500      21,000     42,000      52,000
 200,000......................      11,000      22,000     45,000      56,000
 300,000......................      11,000      22,000     45,000      56,000

     A participant's remuneration covered by the Pension Plans is his or her average salary (as reported in the Summary Compensation Table) for the five consecutive plan years in which the employee received his or her highest average compensation, subject to a $160,000 cap in 1998. As of December 31, 1998, Messrs. Dovenberg, Brandt, Johnson, Braun, Preston, and Engen had 10.7, 20.7, 19.7, 23.4, 30.9 and 19.6 years of credited service, respectively, under the Pension Plans.

EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with each of the executive officers. For a description of such employment agreements see "Certain Relationships and Related Transactions - Employment Agreements."


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Board of Directors has a Compensation Committee consisting of directors of the Company. The current members of the Compensation Committee are Steven G. Segal and Samuel B. Humphries. Mr. Segal has entered into the stockholders' agreement with the Company and is an affiliate of Childs, which has entered into the stockholders' agreement and the management agreement with the Company. For a description of such arrangements and agreements see "Item 13:
Certain Relationships and Related Transactions."

     Prior to the Recapitalization, the members of the Compensation Committee were Karen A. Bohn and Mr. Humphries.

     While serving on the Compensation Committee, Ms. Bohn was a Managing Director of Piper Jaffray, Inc. ("Piper Jaffray"), and Chief Administrative Officer of Piper Jaffray Companies, Inc., the parent of Piper Jaffray, until February 1998. Piper Jaffray has provided from time to time financial advisory services for the Company. In November 1996, the Company engaged Piper Jaffray to assist in analyzing its strategic alternatives to enhance shareholder value. In February 1997, Piper Jaffray, pursuant to an engagement letter dated January 3, 1997, provided the Company with a financial opinion as to the fairness, from a financial point of view, to the shareholders of the proposed MEDIQ merger (the "Piper Jaffray Opinion"). Ms. Bohn was not and is not directly involved in the provision of any such services.

     For acting as financial advisor, UHS paid Piper Jaffray (i) a fee of $125,000 due under the initial engagement letter dated November 7, 1996; (ii) $275,000 in cash upon Piper Jaffray rendering the Piper Jaffray Opinion; (iii) $25,000 in cash upon Piper Jaffray rendering an update to the Piper Jaffray Opinion at the time of mailing of a proxy statement relating to the merger to the UHS shareholders; and (iv) a success fee payable in cash equal to 1.8% of the consideration paid for the equity of UHS as part of the recpaitalization, including options, less the fees paid under (i), (ii) and (iii) above. UHS also reimbursed Piper Jaffray for its reasonable out-of-pocket expenses and indemnified it against certain liabilities relating to or arising out of services performed by Piper Jaffray as financial advisor to UHS.

                         ITEM 12: PRINCIPAL SHAREHOLDERS


     The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of December 31, 1998 by each beneficial owner of more than five percent of the Common Stock, each person who serves as a director of the Company, each named executive officer and all persons serving as directors and executive officers of the Company as a group. Except as otherwise indicated, the beneficial owners of the voting stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares. The business address for each executive officer of the Company is in care of the Company.

                                                            Shares
                                                         Beneficially    Percentage
Beneficial Owner                                           Owned (1)       Owned
----------------                                           ---------       -----
David E. Dovenberg(2) .................................    2,202,270        13.3%
Robert H. Braun .......................................       44,680         0.3%

Gary L. Preston(3) ....................................      102,740         0.6%
Randy C. Engen(3) .....................................       79,590         0.5%

Gerald L. Brandt(4) ...................................      242,400         1.5%
Michael R. Johnson(5) .................................      101,260         0.6%
Jeffrey L. Singer .....................................      256,272         1.6%
Andrew R. Amicon ......................................       71,684         0.4%

Samuel B. Humphries ...................................       16,129         0.1%

J.W. Childs Equity Partners, L.P. .....................   12,466,931          78%
Steven G. Segal(6) ....................................   12,622,131          79%
  J.W. Childs Equity Partners, L.P. ...................
  One Federal Street
  Boston, Massachusetts
Jerry D. Horn(6) ......................................   12,500,905          78%
  J.W. Childs Equity Partners, L.P. ...................
  One Federal Street
  Boston, Massachusetts
Edward D. Yun(6) ......................................   12,481,149          78%
  J.W. Childs Equity Partners, L.P. ...................
  One Federal Street
  Boston, Massachusetts
All Officers & Directors as a group (twelve persons)(7)   15,787,346        93.5%

(1) Beneficial ownership is determined in accordance with rules of the Commission, and includes generally voting power and/or investment power with respect to securities. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days of December 31, 1998 are deemed outstanding for computing the beneficial ownership percentage of the person holding such options but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Except as indicated by footnote, the persons named in the table above have the sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2) Includes 494,400 shares of Common Stock subject to options exercisable within 60 days after December 31, 1998, 626,530 shares of Common Stock owned by Mr. Dovenberg's wife and 34,780 shares of Common Stock owned by Mr. Dovenberg's children.

(3) Includes 58,870 shares of Common Stock subject to options exercisable within 60 days after December 31, 1998.

(4) Includes 176,300 shares of Common Stock subject to options exercisable within 60 days after December 31, 1998.

(5) Includes 62,540 shares of Common Stock subject to options exercisable within 60 days after December 31, 1998.

(6) Includes 12,466,931 shares of Common Stock held by Childs which the shareholder may be deemed to beneficially own by virtue of his position with Childs Associates.

(7) Includes 850,980 shares of Common Stock subject to options exercisable within 60 days after December 31, 1998.

             ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


STOCKHOLDERS' AGREEMENT

     Each executive officer and director who owns UHS common stock (the "Management Holders") and Childs (with which Mr. Segal, Mr Horn and Mr. Yun are affiliated) and its affiliates (together, the "Stockholders") are parties to a stockholders' agreement (the "Stockholders' Agreement") with the Company governing certain aspects of the relationship among the Stockholders and the Company. The Stockholders' Agreement, among other things: (i) restricts the ability of the Stockholders to transfer their shares of the Company's Common Stock, subject to certain exceptions; (ii) gives the Company, Childs and certain Designated Employees (as defined in the Stockholders' Agreement) certain rights of first refusal with respect to shares of Common Stock held by certain Management Holders in the event of the termination of the employment of any such Management Holder with the Company for any reason; (iii) gives each Management Holder certain rights, subject to certain limitations imposed by the Credit Agreement (as defined below), to require the Company to purchase shares of such Common Stock held by him, in the event of the termination of his employment with the Company, other than any such termination by the Company other than for Cause or resignation by him without Good Reason (as such terms are defined in the Stockholders' Agreement); and (iv) provides the parties thereto with certain "tag-along," "drag-along," and "piggyback" registration rights.

MANAGEMENT AGREEMENT

     The Company is a party to management agreement with J. W. Childs Associates, L.P. (with which Mr. Segal, Mr. Horn and Mr. Yun are affiliates) ("Childs Associates") pursuant to which: (i) the Company paid Childs Associates a $1.2 million advisory and financing fee in consideration of Childs Associates' services regarding the planning, structuring and negotiation of the Recapitalization and (ii) the Company is obligated to pay Childs Associates an annual management fee of $240,000 in consideration of Childs Associates' ongoing provision of certain consulting and management advisory services. Payments under this management agreement may be made only to the extent permitted by the Revolving Credit Facility and the Indenture. The management agreement is for a five-year term, automatically renewable for successive extension terms of one year, unless Childs Associates gives notice of termination.

ISSUANCES OF PREFERRED STOCK

     On August 17, 1998, the Company issued 6,000 shares of its Series A Preferred Stock to an affiliate of Childs, the holder of approximately 78% of the Company's common stock. The Series A Preferred Stock was redeemed in full, plus accrued dividends, with the proceeds of the issuance by the Company of the Series B Preferred Stock and a warrant to purchase 350,000 shares of Common Stock.

     On December 18, 1998, the Company issued 6,246 shares of its Series B Preferred Stock and a warrant (the "Warrant") to purchase 350,000 shares of the Company's Common Stock to ReliaStar Financial Corp. ("ReliaStar"), for an aggregate purchase price of $6,246,000 pursuant to a Preferred Stock and Warrant Purchase Agreement dated as of December 18, 1998 (the "Purchase Agreement"). All shares of the Series B Preferred Stock are subject to mandatory redemption by the Company on the earlier to occur of (i) the first date after a change in control on which all of the Notes are repaid, retired or redeemed and the Company is permitted to redeem the Series B Preferred Stock in conformance with the terms of other agreements or instruments with respect to capital stock or indebtedness of the Company or (ii) August 17, 2008. The Series B Preferred Stock may be redeemed by the Company at any time in an amount equal to any accrued and unpaid dividends on such Series B Preferred Stock plus a per share redemption price set forth in the Certificate of Designation of Series B 13% Cumulative Accruing Pay-In-Kind Preferred Stock of the Company.

     The Warrant may be exercised at any time, in whole or in part, from December 18, 1998 until August 17, 2008 at an exercise price of $.01 per share. The number of shares issuable under the Warrant is subject to certain antidilution adjustments in the event that (i) the Company declares a dividend or other distribution on any class of capital stock of the Company payable in its Common Stock, (ii) the Company issues options, rights or warrants to all holders of its Common Stock, (iii) a stock split or reclassification of the Company's Common Stock, (iv) a consolidation of the Company or sale of all or substantially all of the assets of the Company or (v) the Company repurchases any of its Common Stock from Childs.

     Pursuant to the Indenture governing the Notes, the issuance of the Series A Preferred Stock and the Series B Preferred Stock was approved by the Board of Directors of the Company and prior to the Series A Preferred Stock and Series B Preferred Stock issuance, the Company received a fairness opinion from Piper Jaffray Inc. that such issuances were fair to the Company from a financial point of view.

LOANS TO EXECUTIVE OFFICERS

     In connection with the Recapitalization, the Company made loans (the "Loans"), in an aggregate principal amount of approximately $185,000, to David
E. Dovenberg, Gary L. Preston and Gerald L. Brandt (the "Borrowers") in connection with their purchase or retention of ownership of shares of Common Stock. The Loans each have a term of 10 years and are secured by a pledge of the shares of Common Stock owned by such executive officers and bear interest which is payable semiannually at a rate equal to the Company's weighted average cost of capital on the Revolving Credit Facility. The Loans are payable prior to maturity upon a sale by a Borrower of any or all of the Borrower's equity securities of the Company or earlier under certain circumstances. The following executive officers received the following aggregate amount of Loans: David E. Dovenberg, approximately $100,000, Gary L. Preston, approximately $65,000 and Gerald L. Brandt, approximately $20,000. As of December 31, 1998, Messrs. Preston and Brandt had paid off such loans and Mr. Dovenberg had an outstanding balance on his loan of $50,000.

EMPLOYMENT AGREEMENTS

     Pursuant to a letter agreement dated November 25, 1997, (the "Dovenberg Employment Agreement"), David E. Dovenberg, Chief Financial Officer of the Company, agreed to serve as President and Chief Executive Officer of the Company for a term of three years from the consummation of the Recapitalization, subject to earlier termination pursuant to the terms thereof. The Dovenberg Employment Agreement then automatically renews for successive one-year terms unless written notice of termination is given by either party no less than 30 days prior to the renewal date. The Dovenberg Employment Agreement provides that during its initial three year term, Mr. Dovenberg will be a member of the Board of Directors of the Company, will receive an annual base salary of $200,000, subject to annual adjustment based on changes in the consumer price index and Board of Directors review, and will receive a bonus of up to 100% of such annual base salary, based on achievement of certain EBITDA targets. It also provides for Mr. Dovenberg's participation in one or more stock option plans to be adopted by the Company. Under the Dovenberg Employment Agreement, if Mr. Dovenberg's employment is terminated by the Company without cause or because of death or disability, or by Mr. Dovenberg because the Company has materially breached the Dovenberg Employment Agreement, reduced or reassigned a material portion of Mr. Dovenberg's duties, reduced Mr. Dovenberg's annual base salary (other than in certain specified circumstances), required Mr. Dovenberg to relocate outside the greater Minneapolis, Minnesota area, or if it is not renewed on expiration of its initial three year term or the first one-year renewal term, or because certain other specified events have occurred, the Company will continue to pay Mr. Dovenberg his base salary and provide his benefits for a period of 18 months from the date of termination. Payment or benefits under the Dovenberg Employment Agreement to Mr. Dovenberg within this 18-month period would be offset by the value of compensation from Mr. Dovenberg's subsequent employment during this 18-month period. In addition, the Dovenberg Employment Agreement contains certain confidentiality and noncompetition provisions.

     The Company has entered into employment agreements (each, an "Executive Employment Agreement," and collectively, the "Executive Employment Agreements") with each of Messrs. Amicon, Brandt, Braun, Engen, Johnson, Preston and Singer (each, an "Executive," and collectively, the "Executives"). The Executive Employment Agreements each have a three year term at the end of which the agreements will automatically renew for successive one-year terms unless terminated by either party thereto no less than 30 days prior to the renewal date. Pursuant to the Executive Employment Agreements, from and after the consummation of the Recapitalization, the Executives each receive an annual base salary of $125,000, subject to annual adjustment based on changes in the consumer price index and Board of Directors review, and are eligible to receive a bonus of up to 100% of their respective annual base salaries based on achievement of certain EBITDA targets. Employment Agreements also provide that the Executives are entitled to receive stock options pursuant to one or more stock option plans adopted or to be adopted by the Company. Under each Executive Employment Agreement, if an Executive's employment is terminated by the Company by reason of death or disability, the Company would continue to pay the Executive, or the Executive's legal representatives, as the case may be, salary and benefits for a six-month period from the date of termination. If the Executive's employment is terminated by the Company for other than cause or by the Executive for good reason (i.e., a breach by the Company of the Executive's Employment Agreement, certain reductions in salary or duties, required relocation or other specified events), then the Company would pay the Executive a prorated bonus for the fiscal year in which the termination occurred, and would continue to pay the Executive's base salary for a 12-month period from the date of termination. Payments or benefits under the Executive Employment Agreement to the Executive within this 12-month period would be offset by the value of compensation from the Executive's subsequent employment during this 12-month period. If the Executive's employment is terminated for cause or the Executive resigns without good reason, then all rights to payments (other than payments for services previously rendered), and all other benefits otherwise due to the Executive under the Executive Employment Agreement, would cease.

In addition, the Executive Employment Agreements contain certain confidentiality and noncompetition provisions. Finally, the Executive Employment Agreements provide that the Executives will enter into the stockholders' agreement with the other equity investors in the Company governing certain aspects of the relationship among such equity investors and the Company.

                                     PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULE AND REPORTS ON FORM 8-K


(a)  The following documents are filed as part of this Report:

     1.   Consolidated Financial Statements

          Report of Independent Accountants

          Balance Sheets as of December 31, 1998 and 1997

          Statements of Income for the years ended December 31, 1998, 1997, and 1996

          Statements of Shareholders' Equity for the years ended December 31, 1998, 1997, and 1996

          Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996

          Notes to Financial Statements


     2. Consolidated Financial Statement Schedule required to be filed by Item 8 and Paragraph (d) of this Item 14.

          Schedule II -Valuation and Qualifying Accounts and Reserves

          All other supplemental financial schedules are omitted as not applicable or not required under the rules of Regulation S-X or the information is presented in the financial statements or notes thereto.

     3.   Exhibits

Exhibit
No.       Description
---       -----------
  2.1 Stock Purchase and Sale Agreement, dated as of July 30, 1998, by and among Jeffrey L. Singer, Todd B. Siwak, Roger I. Siwak, the Michael Singer Family Trust, Center of Contemporary Arts, the Jewish Federation of St. Louis and the Company. (Incorporated by reference to Exhibit 2 to the Form 8-K filed August 13, 1998.)

  2.2 Stock Purchase Agreement, dated as of August 7, 1998, by and among the Company and the shareholders of Patient's Choice Healthcare, Inc. (Incorporated by reference to Exhibit 2.1 to the Form 8-K filed September 1, 1998.)

 *3.1     Amended and Restated Articles of Incorporation of the Company

 *3.2     Amended and Restated Bylaws of the Company

 *3.3     Amendment to Articles of Incorporation of the Company

 *3.4 Certificate of Designation of Series A 12% Cumulative Convertible Accruing Pay-In-Kind Preferred Stock

 *3.5 Certificate of Designation of Series B 13% Cumulative Accruing Pay-In-Kind Preferred Stock

  4.1 Indenture, dated as of February 25, 1998, by and between the Company and First Trust National Association as Trustee, relating to the Company's 10 1/4% Senior Notes Due 2008 (Incorporated by reference to Exhibit (a)(8) to Amendment No. 4 to Schedule 13E-3/A of the Company filed on March 19, 1998 (the "13E-3/A"))

  5.1     Opinion of Dorsey & Whitney, LLP (Incorporated by reference to Exhibit
          5.1 to the Form S-1 filed July 6, 1998)

 10.1 Credit Agreement dated as of February 25, 1998, by and between the Company and Bankers Trust Company (Incorporated by reference to Exhibit (a)(6) to the 13E-3/A)

 10.2 Form of Stock Subscription Agreement dated as of February 25, 1998, by and between the Company and certain Management Investors (Incorporated by reference to Exhibit (c)(14) to the 13E-3/A)

 10.3 Form of Stockholders' Agreement dated as of February 25, 1998, by and among the Company each of the Management Investors and each of the Childs Investors (Incorporated by reference to Exhibit (c)(15) to the 13E-3/A)

 10.4 Employment Agreement between the Company and David E. Dovenberg, dated November 25, 1997 (Incorporated by reference to Exhibit 8 to Schedule 13D filed December 4, 1997 (File No. 5-42484))

 10.5     Form of Executive Employment Agreement (Incorporated by reference to
          Exhibit 10.5 to the Form S-1 filed July 6, 1998)

 10.6 Universal Hospital Services, Inc. 1998 Stock Option Plan (Incorporated by reference to Exhibit 10.6 to the Form S-1 filed July 6, 1998)

Exhibit
No.       Description
---       -----------
*10.7 Amended and Restated Employment Agreement between the Company and Andrew R. Amicon, dated November 12, 1998.

*10.8 Employment Agreement between the Company and Jeffrey Singer, dated July 30, 1998.

 10.9 Amendment No. 1 to the Credit Agreement dated as of May 6, 1998, by and between the Company and Bankers Trust Company (Incorporated by reference to Exhibit 4.3(a) to the Form 10-Q/A filed September 1,
          1998)

 10.10 Amendment No. 2 to the Credit Agreement dated as of July 30, 1998, by and between the Company and Bankers Trust Company (Incorporated by reference to Exhibit 4.3(b) to the Form 10-Q/A filed September 1,
          1998)

 10.11 Amendment No. 3 to the Credit Agreement dated as of August 17, 1998, by and between the Company and Bankers Trust Company (Incorporated by reference to Exhibit 4.3(c) to the Form 10-Q/A filed September 1,
          1998)

 10.12 Amendment No. 4 to the Credit Agreement dated as of August 20, 1998, by and between the Company and Bankers Trust Company (Incorporated by reference to Exhibit 4.3(d) to the Form 10-Q/A filed September 1,
          1998)

 10.13 Amendment No. 5 to the Credit Agreement dated as of November 5, 1998, by and between the Company and Bankers Trust Company (Incorporated by reference to Exhibit 4.3(e) to the Form 10-Q filed November 13, 1998)

*10.14 Amendment No. 6 to the Credit Agreement dated as of December 18, 1998, by and between the Company and Bankers Trust Company

*10.15 Amendment No. 7 to the Credit Agreement dated as of January 22, 1999, by and between the Company and Bankers Trust Company

*10.16 Amendment No. 8 to the Credit Agreement dated as of March 18,1999, by and between the Company and Bankers Trust Company

*10.17 Form of Incentive Stock Option Agreement dated as of March 17, 1998, between the Company and certain officers of the Company.

*10.18 Form of Non-Incentive Stock Option Agreement dated as of March 17, 1998, between the Company and certain directors of the Company

*12.1 Statement regarding the computation of ratio of earnings to fixed charges for the Company

*27.1     Financial Data Schedule


*Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 26, 1999.

                                       UNIVERSAL HOSPITAL SERVICES, INC.


                                       By /s/ David E. Dovenberg
                                          -----------------------------
                                          David E.Dovenberg
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 24, 1999.



/s/ David E. Dovenberg                    President, Chief Executive
----------------------------              Officer and Chairman of the
David E. Dovenberg                        Board of Directors
                                          (Principal Executive Officer)



/s/ Gerald L. Brandt                      Vice President of Finance and
----------------------------              Chief Financial Officer
Gerald L. Brandt                          (Principal Financial and
                                          Accounting Officer)



/s/ Jerry D. Horn                         Director
----------------------------
Jerry D. Horn


/s/ Samuel B. Humphries                   Director
----------------------------
Samuel B. Humphries


/s/ Steven G. Segal                       Director
----------------------------
Steven G. Segal


/s/ Edward D. Yun                         Director
----------------------------
Edward D. Yun

                         INDEX TO FINANCIAL STATEMENTS



                                                                     Page(s)

Report of Independent Accountants                                      45

Financial Statements:
    Balance Sheets as of December 31, 1998 and 1997                    46

    Statements of Income for the years ended December 31, 1998,
       1997 and 1996                                                   47

    Statements of Shareholders' (Deficiency) Equity for the
       years ended December 31, 1998, 1997 and 1996                 48-49

    Statements of Cash Flows for the years ended December 31,
       1998, 1997 and 1996                                             50

    Notes to Financial Statements                                   51-70

Report of Independent Accountants


To the Board of Directors and Shareholders of Universal Hospital Services, Inc.:

In our opinion, the accompanying balance sheets and the related statements of income, shareholders' (deficiency) equity and cash flows present fairly, in all material respects, the financial position of Universal Hospital Services, Inc. (the Company) at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





                                  /s/ PRICEWATERHOUSECOOPERS LLP


Minneapolis, Minnesota
February 19, 1999, except as to the last paragraph of Note 9 for which the date is March 18, 1999.

Universal Hospital Services, Inc.
Balance Sheets
as of December 31, 1998 and 1997

                                 ASSETS                                                                  1998              1997
Current assets:
     Accounts receivable, less allowance for doubtful accounts of $964,000
          and $775,000 at December 31, 1998 and 1997, respectively                                 $  17,900,816    $  11,500,891
     Inventories                                                                                       2,617,019        1,356,828
     Deferred income taxes                                                                               499,000          455,000
     Other current assets                                                                              1,669,790        1,233,778
                                                                                                   -------------    -------------

       Total current assets                                                                           22,686,625       14,546,497

Property and equipment, net:
     Rental equipment, at cost less accumulated depreciation                                          73,057,730       48,946,130
     Property and office equipment, at cost less accumulated depreciation                              3,496,370        2,965,509
                                                                                                   -------------    -------------

       Total property and equipment, net                                                              76,554,100       51,911,639

Intangible assets:
     Goodwill, less accumulated amortization                                                          37,924,246       14,308,704
     Other, primarily deferred financing costs, less accumulated amortization                          7,055,695          419,259
                                                                                                   -------------    -------------

       Total assets                                                                                $ 144,220,666    $  81,186,099
                                                                                                   =============    =============

               LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY

Current liabilities:
     Current portion of long-term debt                                                             $     306,093    $     211,229
     Accounts payable                                                                                 10,127,962        3,186,964
     Accrued compensation and pension                                                                  3,139,062        2,213,841
     Other accrued expenses                                                                            4,324,421          810,874
     Book overdrafts                                                                                   2,129,795          717,675
                                                                                                   -------------    -------------

       Total current liabilities                                                                      20,027,333        7,140,583

Long-term debt, less current portion                                                                 149,809,706       33,733,773
Deferred compensation and pension                                                                      1,842,948        2,201,318
Deferred income taxes                                                                                  2,966,000        5,110,000

Series B, 13% Cumulative Convertible Preferred Stock, $0.01 par value; 25,000 shares authorized,
       6,246 shares issued and outstanding at December 31, 1998, net of unamortized discount,
       including accrued stock dividends                                                               5,277,000

Commitments and contingencies (Note 10)

Shareholders' (deficiency) equity:
     Common Stock, $0.01 par value; 50,000,000 shares authorized at December 31,
          1998, 100,000,000 shares authorized at December 31, 1997, 16,028,450 and 54,808,290 shares
          issued and outstanding at December 31, 1998 and 1997, respectively                             160,285          548,083
     Additional paid-in capital                                                                        2,051,026       15,549,440
     (Accumulated deficit) retained earnings                                                         (37,864,701)      16,902,902
     Stock subscription receivable                                                                       (48,931)
                                                                                                   -------------    -------------

       Total shareholders' (deficiency) equity                                                       (35,702,321)      33,000,425
                                                                                                   -------------    -------------

       Total liabilities and shareholders' (deficiency) equity                                     $ 144,220,666    $  81,186,099
                                                                                                   =============    =============

The accompanying notes are an integral part of the financial statements.

Universal Hospital Services, Inc.
Statements of Income
for the years ended December 31, 1998, 1997 and 1996

                                                          1998             1997          1996
Revenues:
     Equipment rentals                                 $ 61,700,554    $ 54,488,572   $ 50,742,774
     Sales of supplies and equipment, and other           7,672,164       5,585,997      6,197,826
                                                       ------------    ------------   ------------

       Total revenues                                    69,372,718      60,074,569     56,940,600
                                                       ------------    ------------   ------------

Costs of rentals and sales:
     Cost of equipment rentals                           16,311,608      13,577,382     13,331,864
     Rental equipment depreciation                       14,432,414      14,434,891     12,602,442
     Cost of supplies and equipment sales                 4,866,604       3,837,508      4,422,441
     Loss on disposition of Bazooka Beds                  2,866,119
     Write-down of DPAP inventories                                                      2,213,045
                                                       ------------    ------------   ------------

       Total costs of rentals and sales                  38,476,745      31,849,781     32,569,792
                                                       ------------    ------------   ------------

       Gross profit                                      30,895,973      28,224,788     24,370,808

Selling, general and administrative                      21,299,536      18,448,092     19,695,301
Recapitalization and transaction costs                    5,099,302       1,719,195        305,804
                                                       ------------    ------------   ------------

       Operating income                                   4,497,135       8,057,501      4,369,703

Interest expense                                         11,233,885       3,011,610      2,518,330
                                                       ------------    ------------   ------------

(Loss) income before income taxes and
       extraordinary charge                              (6,736,750)      5,045,891      1,851,373
                                                       ------------    ------------   ------------

(Benefit) provision for income taxes:
     Current                                                 32,000       1,562,000        329,000
     Deferred                                            (1,129,000)        785,000        590,000
                                                       ------------    ------------   ------------

                                                         (1,097,000)      2,347,000        919,000
                                                       ------------    ------------   ------------

Net (loss) income before extraordinary charge            (5,639,750)      2,698,891        932,373

Extraordinary charge, net of deferred tax benefit of
    $1,300,000                                            1,863,020
                                                       ------------    ------------   ------------

Net (loss) income                                      $ (7,502,770)   $  2,698,891   $    932,373
                                                       ============    ============   ============

The accompanying notes are an integral part of the financial statements.

Universal Hospital Services, Inc.
Statements of Shareholders' (Deficiency) Equity for the years ended December 31, 1998, 1997 and 1996

                                                                                     (Accumulated                         Total
                                                                      Additional       Deficit)         Stock         Shareholders'
                                                        Common          Paid-in        Retained      Subscription        Equity
                                                         Stock          Capital        Earnings       Receivable      (Deficiency)


Balance, December 31, 1995                             $   54,453    $ 15,385,450    $ 13,271,638                     $ 28,711,541

Sale of 24,668 shares of common stock to employees
   under stock purchase plan                                  247         178,103                                          178,350

Repurchase of 103,000 shares of common stock under
   stock repurchase plan                                   (1,030)       (726,345)                                        (727,375)

Issuance of 4,983 shares of common stock pursuant to
   exercise of stock options                                   49          32,945                                           32,994

Net income                                                                                932,373                          932,373
                                                       ----------    ------------    ------------                     ------------

Balance, December 31, 1996                                 53,719      14,870,153      14,204,011                       29,127,883

Sale of 11,738 shares of common stock to employees
   under stock purchase plan                                  117         124,970                                          125,087

Issuance of 97,170 shares of common stock (net of
   4,530 shares of common stock tendered for exercise
   of stock options) pursuant to exercise of stock
   options, including $309,150 of tax benefit                 972       1,047,592                                        1,048,564

Net income                                                                              2,698,891                        2,698,891
                                                       ----------    ------------    ------------                     ------------

Balance, December 31, 1997                                 54,808      16,042,715      16,902,902                       33,000,425

Sale of 1,585 shares of common stock to employees
   under stock purchase plan                                   16          20,367                                           20,383

Issuance of 334,201 shares of common stock pursuant
   to exercise of stock options, including $1,042,000
   of tax benefit                                           3,342       3,566,249                                        3,569,591

Issuance of 13,756 shares of common stock pursuant to
   the Merger (see Note 2), net of transaction cost
   of $581,857                                            13,757      20,729,663                                        20,743,420

Repurchase and cancellation  of 5,629,839 shares of
   common stock pursuant to the Merger (see Note 2)       (56,298)    (40,358,994)    (46,847,213)                     (87,262,505)


The accompanying notes are an integral part of the financial statements.

Universal Hospital Services, Inc.
Statements of Shareholders' (Deficiency) Equity, Continued for the years ended December 31, 1998, 1997 and 1996


                                                                                (Accumulated                      Total
                                                                    Additional    Deficit)        Stock       Shareholders'
                                                       Common        Paid-in      Retained    Subscription       Equity
                                                        Stock        Capital      Earnings     Receivable     (Deficiency)
Stock subscription receivable                                                                     $(48,931) $    (48,931)

Stock split                                           $140,620                  $   (140,620)

Sale of 147,714 shares of common stock to employees      1,477     $  338,590                                    340,067

Issuance of 256,272 shares of common stock in
   connection with acquisition of Home Care
   Instruments, Inc.                                     2,563        712,436                                    714,999

Issuance of warrant to purchase 350,000 shares of
   common stock in connection with issuance of
   Series B preferred stock                                         1,000,000                                  1,000,000

Preferred stock dividends                                                           (277,000)                   (277,000)

Net loss                                                                          (7,502,770)                 (7,502,770)
                                                      --------     ----------   ------------    ----------  ------------

Balance, December 31, 1998                            $160,285     $2,051,026   $(37,864,701)     $(48,931) $(35,702,321)
                                                      ========     ==========   ============    ==========  ============

The accompanying notes are an integral part of the financial statements.

Universal Hospital Services, Inc.
Statements of Cash Flows
for the years ended December 31, 1998, 1997 and 1996


                                                                    1998            1997              1996
Cash flows from operating activities:
     Net (loss) income                                         $  (7,502,770)   $   2,698,891    $     932,373
     Adjustments to reconcile net (loss) income to net
          cash provided by operating activities:
       Depreciation                                               15,223,028       15,170,804       13,337,178
       Amortization                                                2,425,029          899,875          559,408
       Provision for doubtful accounts                               194,512          641,035          317,805
       Loss (gain) on sales of equipment                           3,241,077         (243,990)        (229,548)
       Write-down of DPAP inventories                                                                2,213,045
       Extraordinary charge less cash paid                           303,313
       Deferred income taxes                                      (2,778,000)         785,000          590,000
       Changes in operating assets and liabilities, net
            of impact of acquisitions:
          Accounts receivable                                     (3,151,844)        (208,719)        (663,645)
          Inventories and other operating assets                  (1,020,897)         228,085       (1,438,516)
          Accounts payable and accrued expenses                    2,806,629           29,956         (961,120)
                                                               -------------    -------------    -------------

       Net cash provided by operating activities                   9,740,077       20,000,937       14,656,980
                                                               -------------    -------------    -------------

Cash flows from investing activities:
     Rental equipment purchases                                  (27,656,279)     (18,933,142)     (14,466,057)
     Property and office equipment purchases                        (927,277)        (210,968)        (744,110)
     Proceeds from disposition of rental equipment                   851,977          740,280          716,110
     Acquisitions                                                (34,969,417)                      (12,074,854)
     Other                                                          (194,645)         377,839         (290,216)
                                                               -------------    -------------    -------------

       Net cash used in investing activities                     (62,895,643)     (18,025,991)     (26,859,127)
                                                               -------------    -------------    -------------

Cash flows from financing activities:
     Proceeds under loan agreements                              173,287,399       25,124,000       52,158,000
     Payments under loan agreements                              (57,141,017)     (28,329,330)     (38,976,187)
     Proceeds from issuance of common stock, net of
          offering costs                                          21,054,955          864,501          211,344
     Proceeds from issuance of Series B preferred
          stock and common stock warrants                          6,246,000
     Proceeds from the issuance of Series A preferred stock        6,000,000
     Redemption of Series A preferred stock                       (6,246,000)
     Repurchase of common stock                                  (84,734,914)                         (727,375)
     Payment of deferred financing costs                          (7,493,802)
     Tax benefit of nonqualified stock options                     1,042,000          309,150
     Change in book overdraft                                      1,140,945         (140,689)        (266,213)
                                                               -------------    -------------    -------------

       Net cash provided by (used in) financing activities        53,155,566       (2,172,368)      12,399,569
                                                               -------------    -------------    -------------

Net change in cash and cash equivalents                                 --           (197,422)         197,422

Cash and cash equivalents at beginning of period                        --            197,422             --
                                                               -------------    -------------    -------------

Cash and cash equivalents at end of period                     $        --      $        --      $     197,422
                                                               =============    =============    =============

Supplemental cash flow information:
     Interest paid                                             $   7,791,000    $   2,987,000    $   2,329,000
                                                               =============    =============    =============

     Income taxes paid                                         $     601,000    $   1,778,000    $   1,388,000
                                                               =============    =============    =============

The accompanying notes are an integral part of the financial statements.

Universal Hospital Services, Inc.
Notes to Financial Statements

     1.   Description of Business:

          Universal Hospital Services, Inc. (the Company or UHS) is a leading provider of movable medical equipment, service programs and products to healthcare providers in both the acute and alternate care markets. Through a national network of UHS district offices, providers have access to the Company's pool of medical devices through the unique Pay-Per-UseTM equipment management program. This program charges customers only when equipment is in use on a patient, and is supported by a full range of services including delivery, training, technical and educational support, inspection and maintenance. The Company also sells medical products not used in its rental pool and disposable medical products used in conjunction with the medical equipment it rents.

     2.   Recapitalization, Financings and Related Transactions:

          On February 25, 1998, the Company completed a merger pursuant to the Agreement and Plan of Merger (the Merger), dated as of November 25, 1997 between UHS Acquisition Corp., a newly-formed Minnesota corporation controlled by J.W. Childs Equity Partners, L.P. (Childs), with and into the Company. In connection with the Merger, the following occurred:

          o The Company's existing shareholders (other than the new senior management team and certain other continuing members of management) received, in consideration for the cancellation of approximately 53 million shares of the Company's common stock and options to purchases approximately 3.3 million shares of common stock, cash in the aggregate amount of approximately $84.7 million (net of aggregate option exercise price) or $1.55 per share.

          o The Company repaid the outstanding principal balance of approximately $35.5 million under existing loan agreements and incurred early termination fees and write-off of the related deferred financing cost (see Note 9).

          o The Company paid fees and expenses of approximately $11.5 million related to the Merger of which approximately $5.9 million were capitalized as deferred financing costs.

          o The Company paid approximately $3.3 million in severance payments to certain noncontinuing members of the Company's management of which $.5 million had already been accrued.

          o The Company received an equity contribution of approximately $21.3 million from Childs and affiliates and the management investors.

          o The Company issued $100 million in aggregate principal amount of 10.25% Senior Notes due 2008 (the Senior Notes) (see Note 9).

Universal Hospital Services, Inc.
Notes to Financial Statements, Continued

     2.   Recapitalization, Financings and Related Transactions, continued:

          o The Company borrowed approximately $14.3 million under a new Revolving Credit Facility.

          o The Company recognized a tax benefit from the exercise of stock options of approximately $1 million.

          The transaction was structured as a leveraged recapitalization for accounting purposes, with all assets and liabilities being carried over at historical cost.

          During the years ended December 31, 1998, 1997, and 1996, the Company incurred $5,099,302, $1,719,195 and $305,804, respectively, of nonrecurring expenses consisting primarily of legal, investment banking and special committee fees associated with the Merger and the Company's efforts to evaluate ways to enhance shareholder value, prior to the Merger.

     3.   Significant Accounting Policies:

          Cash and Cash Equivalents:

          The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

          Inventories:

          Inventories consist of supplies and equipment held for resale and are valued at the lower of cost (first-in, first-out method) or market.

          Rental Equipment:

          Depreciation of rental equipment is provided on the straight-line method over the equipment's estimated useful lives of seven years. The cost and accumulated depreciation of rental equipment retired or sold is eliminated from their respective accounts and the resulting gain or loss is recorded as other revenue.

          Property and Office Equipment:

          Property and office equipment includes land, buildings, leasehold improvements and shop and office equipment.

          Depreciation of property and office equipment is provided on the straight-line method over estimated useful lives of thirty years for buildings, remaining lease term for leasehold improvements, and three to ten years for shop and office equipment. The cost and accumulated depreciation of property and equipment retired or sold is eliminated from their respective accounts and the resulting gain or loss is recorded in income.

Universal Hospital Services, Inc.
Notes to Financial Statements, Continued

     3.   Significant Accounting Policies, continued:

          Goodwill:

          Goodwill represents the excess purchase cost of acquired businesses over the estimated fair values of tangible and identifiable intangible assets acquired and is being amortized on a straight-line basis over lives ranging from 15 to 40 years. Accumulated amortization was $4,714,262 and $3,395,127 as of December 31, 1998 and 1997,
          respectively.

          Deferred Financing Costs:

          Deferred financing costs associated with issuing the 10.25% Senior Notes and the new Revolving Credit Facility (see Note 9) are deferred and amortized to interest expense over the related terms using the straight-line method, which approximates the effective interest rate method. Accumulated amortization was $1,291,246 as of December 31, 1998.

          Revenues:

          Equipment is generally rented on a short-term basis and rentals are recorded in income as earned. Supply and equipment sales are recorded at the time of shipment.

          Income Taxes:

          Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial reporting amounts and the tax bases of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the periods in which the differences are expected to reverse. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes.

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

          Recent Accounting Pronouncements:

          In March 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company is reviewing the requirements of the SOP and has not determined if it is applicable to the Company. SOP 98-1 is required to be adopted by the Company no later than the year ending December 31, 1999.

Universal Hospital Services, Inc.
Notes to Financial Statements, Continued

     3.   Significant Accounting Policies, continued:

          Recent Accounting Pronouncements, continued:

          During 1998, the Company adopted Statement of Financial Accounting Standards No. (SFAS) 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The effect of adopting SFAS 130 had no impact on the Company's financial statements as it has no other comprehensive income in the periods presented.

          The Company also adopted SFAS 131, "Disclosure about Segments of an Enterprise and Related Information" during 1998. SFAS 131 requires disclosure of segment data in a manner consistent with that used by an enterprise for internal management reporting and decision making. SFAS 131 establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers and the material countries in which the entity holds assets and reports revenue. The Company is in one business segment, provider of moveable medical equipment through equipment rental and outsourcing programs. Therefore, the adoption of SFAS 131 did not impact the Company's financial reporting practices.

     4.   Acquisitions:

          Home Care Instruments, Inc.:

          On July 30, 1998, the Company acquired HCI Acquisition Corp. (HCI), the parent company of Home Care Instruments, Inc., pursuant to a Stock Purchase Agreement among the Company and shareholders of HCI. Under the agreement, the Company acquired all of the outstanding capital stock of HCI for approximately $19.3 million, including the repayment of approximately $3.6 million of outstanding indebtedness of HCI. The source of funds was approximately $18.6 million under the Revolving Credit Facility and the issuance of 256,272 shares of the Company's common stock valued at $.7 million. In connection with the acquisition, the Company amended its Revolving Credit Facility (see
          Note 9).

          HCI rents medical equipment to the home care and hospital markets in the Midwestern United States, renting approximately 100 types of equipment, supplies disposable medical products used in connection with the rental equipment, and provides a variety of biomedical services.

          On September 29, 1998, Home Care Instruments, Inc. was merged with and into HCI and, on September 30, 1998, HCI was merged with and into the Company.

Universal Hospital Services, Inc.
Notes to Financial Statements, Continued

     4.   Acquisitions, continued:

          Patient's Choice Healthcare, Inc.:

          On August 17, 1998, the Company acquired all of the outstanding capital stock of Patient's Choice Healthcare, Inc. (PCH), pursuant to a Stock Purchase Agreement among the Company and the shareholders of PCH. Under the agreement, the Company acquired all of the outstanding capital stock of PCH for approximately $14.6 million, including the repayment of approximately $2.7 million of outstanding indebtedness of PCH. In connection with the acquisition, the Company amended its Revolving Credit Facility (see Note 9). The source of funds was approximately $8.6 million from the Revolving Credit Facility and $6.0 million from proceeds of the issuance of 6,000 shares of Series A 12% Cumulative Convertible Accruing Paid-In-Kind Preferred Stock of the Company (see Note 13).

          PCH is a medical distribution company that rents, sells and leases IV pumps to home infusion companies, long-term consulting pharmacies, oncology clinics and hospitals. PCH sells over 4,000 disposable products and rents over 60 different types of equipment. PCH also provides a variety of biomedical services.

          On September 30, 1998, PCH was merged with and into the Company.

          Medical Rentals Stat, Inc.:

          On November 5, 1998, the Company acquired Medical Rentals Stat, Inc.
          (MRS), pursuant to a Stock Purchase Agreement among the Company and the shareholders of MRS. Under the agreement, the Company acquired all of the outstanding capital stock of MRS for approximately $1.8 million, including the repayment of approximately $.4 million of outstanding indebtedness of MRS. The source of funds was from the Revolving Credit Facility. In connection with the acquisition, the Company amended its Revolving Credit Facility (see Note 9).

          MRS rents movable medical equipment to hospitals and home care providers in Oklahoma. MRS also supplies disposable medical products used in connection with the rental equipment, and provides a variety of biomedical services. On November 10, 1998, MRS was merged with and into the Company.

Universal Hospital Services, Inc.
Notes to Financial Statements, Continued

     4.   Acquisitions, continued:

          Medical Rentals Stat, Inc., continued:

          The acquisitions of HCI, PCH and MRS were accounted for using the purchase method. Accordingly, the respective purchase prices were allocated to assets and liabilities acquired based on their estimated fair values. This treatment resulted in approximately $25.3 million of cost in excess of net tangible assets and liabilities acquired (goodwill) which is being amortized on a straight-line basis over 15 years. The estimated fair values of assets and liabilities acquired are as follows (in thousands):

                                          HCI        PCH        MRS

           Accounts receivable          $ 1,141    $ 1,826    $  223
           Rental equipment               4,908      2,834       563
           Goodwill                      14,207     10,081     1,040
           Other assets                     549        824        56
           Accounts payable and
              other liabilities            (939)      (972)      (67)
           Deferred tax liabilities        (590)
                                        -------    -------    ------

                                        $19,276    $14,593    $1,815
                                        =======    =======    ======

          The operations of the acquired entities have been included in the Company's results of operations since the respective dates of acquisition.

          Biomedical Equipment Rental and Sales, Inc. (BERS):

          On August 13, 1996, the Company acquired BERS pursuant to a Stock Purchase Agreement among the Company and the shareholders of BERS. Pursuant to the agreement, the Company acquired all of the outstanding capital stock of BERS for approximately $10.7 million and repayment of approximately $1.6 million of outstanding indebtedness of BERS. The acquisition was accounted for using the purchase method. Accordingly, the purchase price was allocated to assets and liabilities acquired based on their estimated fair values. This treatment resulted in approximately $7.3 million of cost in excess of net tangible assets and liabilities acquired (goodwill), which is being amortized on a straight-line basis over 15 years. The estimated fair values of assets and liabilities acquired are as follows:

              Cash                                         $   217,000
              Accounts receivable                              949,000
              Rental equipment                               4,221,000
              Goodwill                                       7,349,000
              Other assets                                     852,000
              Accounts payable and other liabilities        (1,296,000)
                                                           -----------

                                                           $12,292,000
                                                           ===========

Universal Hospital Services, Inc.
Notes to Financial Statements, Continued

     4.   Acquisitions, continued:

          BERS' operations have been included in the Company's results of operations since the date of acquisition.

          The following summarizes pro-forma results of operations for the years ended December 31, 1998, 1997 and 1996, assuming the acquisitions of HCI, PCH, MRS and BERS occurred as of January 1 of the year preceding the year acquired (in thousands):

                                               1998        1997       1996

               Total revenues                $ 80,373    $76,705    $60,497
               Net (loss) income              (7,801)      2,781        616

     5.   Loss on Disposition of Bazooka Beds:

          During the third quarter of 1998, the Company recorded a loss of $2.9 million on the disposition of approximately 1,700 excess Bazooka Beds. The Company retained approximately 750 Bazooka Beds in its rental equipment pool. The Company had acquired its rental equipment pool of Bazooka Beds under an exclusive agreement which was terminated by the Company in March 1996. Utilization of Bazooka Beds in the Company's pool had been below the desired level and had declined steadily during 1997 and the first nine months of 1998.

     6.   Write-down of DPAP Inventories:

          The Company experienced declining sales of Demand Positive Airway Pressure (DPAP) devices during 1996. Because market acceptance of the DPAP devices did not meet expectations, the Company's quarterly assessment resulted in a write-down of $1.0 million in the second quarter and a charge of $1.2 million in the fourth quarter of 1996 to write-off the remaining carrying value of DPAP inventory and associated supplies and demo units. The DPAP devices were disposed of in early 1997.

Universal Hospital Services, Inc.
Notes to Financial Statements, Continued

     7.   Book Overdrafts:

          The Company typically does not maintain cash balances at its principal bank under a policy whereby the net of collected balances and cleared checks is, at the Company's option, applied to or drawn from a revolving credit facility on a daily basis.

     8.   Property and Equipment:

          Property and equipment at December 31, consists of the following:

                                                       1998            1997

           Rental equipment                         $152,638,043   $122,779,009
           Less accumulated depreciation              79,580,313     73,832,879
                                                    ------------   ------------

              Rental equipment, net                 $ 73,057,730   $ 48,946,130
                                                    ============   ============

           Land                                     $    120,000   $    120,000
           Buildings and leasehold improvements        1,670,963      1,418,658
           Office equipment                            6,432,469      5,566,451
                                                    ------------   ------------

                                                       8,223,432      7,105,109
           Less accumulated depreciation               4,727,062      4,139,600
                                                    ------------   ------------

              Property and office equipment, net    $  3,496,370   $  2,965,509
                                                    ============   ============

              Total property and equipment, net     $ 76,554,100   $ 51,911,639
                                                    ============   ============

          Effective July 1, 1998, the Company changed the estimated remaining useful lives of all of its rental equipment from a range of three to seven years to seven years. These revised useful lives more closely reflect the expected remaining lives of the Company's rental equipment. This change resulted in a reduction of depreciation expense for the year ended December 31, 1998 of approximately $2.4 million.

Universal Hospital Services, Inc.
Notes to Financial Statements, Continued

     9.   Long-Term Debt:

          Long-term debt at December 31, consists of the following:

                                                                                    1998            1997
           10.25% senior notes                                                  $100,000,000

           Revolving credit facility                                              48,600,000

           8.10% Series A notes, payable in varying quarterly installments beginning September 1, 1997, with the remaining balance
              due in 2007, uncollateralized                                                     $ 9,650,000

           7.47% senior note payable, due in quarterly installments of
              $350,000, with the remaining balance due in 2002,
              uncollateralized                                                                    7,100,000

           8.29% Series B notes, payable in varying quarterly installments beginning June 1, 2007, with the remaining balance due
              in 2009, uncollateralized                                                           4,000,000

           9.60% senior note payable, due in quarterly installments of
              $375,000 beginning March 1, 2003, uncollateralized                                  3,000,000

           Revolving credit agreement, uncollateralized                                           9,554,000

           Capital lease obligations                                               1,515,799        641,002
                                                                                ------------    -----------

                                                                                                 33,945,002
           Less current portion of long-term debt                                   (306,093)      (211,229)
                                                                                ------------    -----------
               Total long-term debt                                             $149,809,706    $33,733,773
                                                                                ============    ===========


     The fair value of long-term debt, based on discounted cash flow analysis using current market interest rates for the same or similar issues of debt as of December 31, 1998, would be approximately $159,600,000.

     In connection with the Merger on February 25, 1998 (see Note 2), the Company paid all long-term debt balances outstanding at December 31, 1997, with the exception of the capital lease obligations. In connection with the repayment of the long-term debt, the Company incurred an extraordinary charge of $1,863,020 net of deferred tax benefit of $1,300,000, for early termination fees and write-off of the related deferred financing costs.

Universal Hospital Services, Inc.
Notes to Financial Statements, Continued

9.   Long-Term Debt, continued:

     The 10.25% Senior Notes (Senior Notes) mature on March 1, 2008. Interest on the Senior Notes accrues at the rate of 10.25% per annum and is payable semiannually on each March 1 and September 1. The Senior Notes are redeemable, at the Company's option, in whole or in part, on or after March 1, 2003 at specified redemption prices plus accrued interest to the date of redemption. In addition, the Senior Notes have a change of control provision which gives each holder the right to require the Company to purchase all or a portion of such holders' Senior Notes upon a change in control, as defined in the agreement, at a purchase price equal to 101% of the principal amount plus accrued interest to the date of purchase. The Senior Notes have covenants that restrict the payment of dividends and require that the Company maintain certain financial ratios. The Senior Notes are uncollateralized.

     On January 21, 1999, the Company issued additional Senior Notes with an aggregate face value of $35.0 million and received proceeds of $29.7 million after original issue discount. Proceeds from the Senior Notes were used to reduce amounts outstanding under the Revolving Credit Facility.

     The Company has entered into a Revolving Credit Facility with three financial institutions. The Credit Facility, as amended, consists of a $50.0 million senior secured revolving credit facility which will terminate on February 23, 2003. As of December 31, 1998, $48.6 million was drawn down on the Revolving Credit Facility.

     Borrowings under the Revolving Credit Facility is secured by substantially all the assets of the Company.

     Interest on outstanding borrowings under the Revolving Credit Facility are payable at a rate per annum, selected at the option of the Company, equal to the Base Rate Margin (the Banks Base Rate plus 1%) or the adjusted Eurodollar Rate Margin (2.25% over the adjusted Eurodollar Rate). Commencing September 30, 1998, the Banks Base Rate and the Eurodollar Rate used to calculate such interest rates may be adjusted if the Company satisfies certain leverage ratios. At December 31, 1998, the Bank's Base Rate was 8.75% and the Eurodollar Rate was 5.125%. Interest on borrowings at the Base Rate shall be paid quarterly. Interest on borrowings at the Eurodollar Rate shall be paid at the end of the corresponding Eurodollar loan. In addition, a commitment fee of 0.50% per annum is payable on the unused amount of the Revolving Credit Facility.

     The Revolving Credit Facility contains certain covenants including restrictions and limitations on dividends, capital expenditures, liens, leases, incurrence of debt, transactions with affiliates, investments and certain payments, and on mergers, acquisitions, consolidations and asset sales. Furthermore, the Company is required to maintain compliance with certain financial covenants such as a maximum leverage ratio, a maximum fixed charge test and an interest coverage test. The Credit Agreement also prohibits the Company from prepaying the Senior Notes. The Company was in technical violation of certain debt covenants in 1998. In March 1999, the Revolving Credit Facility was amended to cure the violations.

Universal Hospital Services, Inc.
Notes to Financial Statements, Continued

10.  Commitments and Contingencies:

     Rental expenses were approximately $3,300,000, $3,100,000 and $3,500,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The Company is committed under various noncancellable operating leases for regional sales and service offices and vehicles with minimum annual rental commitments of the following at December 31, 1998:

                    1999                      $   3,352,866
                    2000                          2,836,684
                    2001                          1,466,749
                    2002                          1,235,398
                    2003                            736,894
                  Thereafter                        269,822
                                              -------------

                  Total                       $   9,898,413
                                              =============

     The Company, in the ordinary course of business, could be subject to liability claims related to employees and the equipment that it rents and services. Asserted claims are subject to many uncertainties and the outcome of individual matters is not predictable with assurance. While the ultimate resolution of this action may have an impact on the Company's financial results for a particular reporting period, management believes that any such resolution will not have a material adverse effect on the financial position or results of operations of the Company.

11.  Employee Benefit Plans:

     The Company sponsors a noncontributory defined benefit pension plan that covers substantially all of its employees. Plan benefits are to be paid to eligible employees at retirement based primarily on years of credited service and on participants' compensation. Plan assets consist primarily of U.S. Government securities and common stocks.

     Effective December 31, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosures About Pension and Other Postretirement Benefits." This standard does not change the measurement or recognition of pension or postretirement plans; however, it standardizes the disclosure requirements to the extent practicable.

Universal Hospital Services, Inc.
Notes to Financial Statements, Continued

11.  Employee Benefit Plans, continued:

     Change in Benefit Obligation:

                                                            1998         1997         1996
                                                                    (in thousands)
           Benefit obligation at beginning of year        $  9,459     $  7,902     $  7,959

           Service cost                                        334          320          348
           Interest cost                                       678          634          598
           Actuarial gain (loss)                               662          898         (766)
           Benefits paid                                      (263)        (295)        (237)
                                                          --------     --------     --------

           Benefit obligation at end of year              $ 10,870     $  9,459     $  7,902
                                                          ========     ========     ========

                                                            1998         1997         1996
                                                                    (in thousands)

           Fair value of plan assets at beginning
              of year                                     $  8,177     $  7,661     $  6,466

           Employer contributions                                                        568
           Actual return on plan assets                      1,791          811          864
           Benefits paid                                      (263)        (295)        (237)
                                                          --------     --------     --------

           Fair value of plan assets at end of year       $  9,705     $  8,177     $  7,661
                                                          ========     ========     ========

                                                            1998         1997         1996
                                                                    (in thousands)

           Funded status                                  $ (1,165)    $ (1,281)    $   (241)
           Unrecognized net actuarial (loss) gain             (479)           20        (786)
           Accrued benefit liability                          (199)        (226)        (254)
                                                          --------     --------     --------

           Accrued benefit liability included in
              the balance sheet                           $ (1,843)    $ (1,487)    $ (1,281)
                                                          ========     ========     ========

     Components of net periodic benefit cost are as follows:

                                                            1998         1997         1996
                                                                    (in thousands)

           Service cost                                   $    334     $    320     $    348
           Interest cost                                       678          634          598
           Expected return on plan assets                     (630)        (583)        (510)
           Amortization of prior service cost                  (27)         (27)         (27)
           Recognized net actuarial loss                                                  21
                                                          --------     --------     --------

           Net periodic benefit cost                      $    355     $    344     $    430
                                                          ========     ========     ========

Universal Hospital Services, Inc.
Notes to Financial Statements, Continued

11.  Employee Benefit Plans, continued:

     Change in Plan Assets, continued:

     Weighted average assumptions as of December 31 are as follows:

                                                 1998        1997       1996

           Discount rate                         6.75%      7.25%       7.75%
           Expected return on plan assets        8.50%      8.50%       8.50%
           Rate of compensation increase         4.50%      4.50%       4.50%

     Effective January 1, 1994, the Company adopted a supplemental executive retirement plan (SERP) designed to make up the shortfall in retirement benefits caused by limitations specified by the Omnibus Budget Reconciliation Act of 1993. Pursuant to the Merger on February 25, 1998 (see Note 2), the SERP was terminated resulting in a curtailment of the plan. The Company paid $475,659 in settlement of the entire benefit obligations due under the plan and recognized a gain on curtailment of the plan of $155,962. The unfunded accumulated benefit obligation under the plan at December 31, 1997 was $388,000. The projected benefit obligation under the plan at December 31, 1997 was $1,064,000. Assumptions used to calculate the benefit obligations were consistent with the Company's defined benefit pension plan, except that projected compensation increases were assumed to be 5.5% in 1997. The pension expense for the years ended December 31, 1998, 1997 and 1996 related to this plan, excluding the curtailment gain, was $12,500, $208,000 and $154,000, respectively.

     The Company also sponsors a defined contribution plan, which qualifies under Section 401(a) of the Internal Revenue Code and covers substantially all of the Company's employees. Employees may contribute annually up to 12% of their base compensation either before tax (subject to IRS limitation) or after tax. The Company matches 50% of employee thrift contributions. The Plan also has a 401(k) provision that allows employees to contribute annually up to 6% of their base compensation before tax, subject to IRS limitations, and up to 6% as an after-tax contribution. Under the 401(k) provision, the Company matches 50% of the first 6% of base compensation that a participant contributes to the Plan. For the years ended December 31, 1998, 1997 and 1996, approximately $241,000, $246,000 and $279,000, respectively, was expensed as contributions to the Plan.

     The Company is self-insured for employee health care costs. The Company is liable for claims up to $83,250 per family per plan year and aggregate claims up to 150% of expected claims per plan year. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and an actuarially determined estimated liability for claims incurred but not reported.

Universal Hospital Services, Inc.
Notes to Financial Statements, Continued

12.  Income Taxes:

     The (benefit) provision for income taxes consisted of the following:

                                     1998            1997          1996

           Currently payable:
             Federal                              $1,194,000     $228,000
             State                $    32,000        368,000      101,000
                                  -----------     ----------     --------

                                       32,000      1,562,000      329,000
                                  -----------     ----------     --------

           Deferred:
             Federal                 (981,000)       677,000      445,000
             State                   (148,000)       108,000      145,000
                                  -----------     ----------     --------

                                   (1,129,000)       785,000      590,000
                                  -----------     ----------     --------

                                  $(1,097,000)    $2,347,000     $919,000
                                  ===========     ==========     ========


     Reconciliations between the Company's effective income tax rate and the U.S. statutory rate follow:


                                                     1998      1997      1996

           Statutory U.S. Federal income tax rate    (34.0)%   34.0%     34.0%
           State income taxes, net of U.S.
              Federal income tax benefit              (3.3)     6.4       8.7
           Recapitalization and transaction costs    (14.1)     3.4
           Goodwill amortization                      (4.1)     2.0       4.6
           Other                                      (2.8)      .7       2.3
                                                     -----     ----      ----

                Effective income tax rate            (16.3)%   46.5%     49.6%
                                                     =====     ====      ====

Universal Hospital Services, Inc.
Notes to Financial Statements, Continued

12.  Income Tax, continued:

     The components of the Company's overall net deferred tax liability at December 31, 1998 and 1997 are as follows:

                                                        1998          1997

          Deferred tax assets:
             Accounts receivable                     $   64,000
             Accrued and deferred compensation
                and pension                           1,024,000    $1,118,000
             Inventories                                109,000        95,000
             Other assets                                47,000        48,000
             Net operating loss carryforward          4,475,000
                                                     ----------    ----------

               Total deferred tax assets              5,719,000     1,261,000
                                                     ----------    ----------

          Deferred tax liabilities:
             Accelerated depreciation                 8,157,000     5,899,000
             Other                                       29,000        17,000
                                                     ----------    ----------

               Total deferred tax liabilities         8,186,000     5,916,000
                                                     ----------    ----------

               Net deferred tax liability            $2,467,000    $4,655,000
                                                     ==========    ==========

13.  Preferred Stock:

     On August 7, 1998, the Company amended its Articles of Incorporation to authorize the issuance of up to 10,000,000 shares of preferred stock, $0.01 par value, with such designations rights and preferences as the Board of Directors of the Company may determine.

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

Universal Hospital Services, Inc.
Notes to Financial Statements, Continued

13.  Preferred Stock, continued:

     On August 17, 1998, the Company issued 6,000 shares of its Series A Preferred Stock to an affiliate of J.W. Childs, L.P., the holders of approximately 78% of the Company's common stock.

     On December 18, 1998, the Company redeemed 6,246 shares, including a stock dividend of 246 shares, of its Series A Preferred Stock at the redemption price of $1,000. Concurrent with the redemption, the Company issued 6,246 shares of Series B 13% Cumulative Accruing Pay-In-Kind Preferred Stock (Series B Preferred Stock). The holder of Series B Preferred Stock have no voting rights, and accrue pay-in-kind dividends at the rate of 13% per annum. The Series B Preferred Stock has a mandatory redemption date of the earlier of a change in control as defined, or August 17, 2008 at a redemption price of $1,000 per share plus an amount in cash equal to all dividends outstanding per share. The Series B Preferred Stock may be redeemed by the Company at any time at redemption price of $1,025 to $1,050 as defined in the Agreement, plus an amount in cash equal to all dividends outstanding per share. In addition, purchasers of the Series B Preferred Stock received a warrant to purchase 350,000 shares of the Company's common stock for $.01 per share. The warrant is exercisable immediately and expires on August 17, 2008.

     The estimated fair value of the warrant of $1,000,000 has increased additional paid-in capital and has been reflected as a discount to the carrying value of the Series B Preferred Stock. The discount is being amortized as an additional dividend using the effective interest method over the term of the Series B Preferred Stock.

14.  Shareholders' Equity:

     On August 7, 1998, the Company amended its Articles of Incorporation to increase the number of shares of common stock it is authorized to issue from 25,000,000 to 50,000,000.

     Concurrent with the Merger (see Note 2) the Company's Board of Directors approved a 10-for-1 split of the Company's common stock. The split was effective on February 25, 1998, for each share of common stock owned by shareholders of record after the close of the Merger. All share information, except that included in the Statement of Shareholders' (Deficiency) Equity, has been retroactively restated to reflect the stock split. In addition, the Company restated its articles of incorporation to adjust the authorized shares of common stock to 25,000,000, which was increased to 50,000,000 on August 7, 1998.

Universal Hospital Services, Inc.
Notes to Financial Statements, Continued

14.  Shareholders' Equity, continued:

     Stockholders' Agreement:

     On February 25, 1998, in conjunction with the merger, certain management shareholders (as defined) and Childs entered into a stockholders' agreement (the Stockholders' Agreement) with the Company. The Stockholders' Agreement, among other things: (i) restricts the ability of certain shareholders of the Company to transfer their shares of the Company's common stock; (ii) gives the Company, Childs and certain management shareholders certain rights of first refusal with respect to shares of common stock held by certain management holders in the event of the termination of the employment of any such management holder with the Company for any reason; (iii) gives each management holder certain rights, subject to certain limitations imposed by the Revolving Credit Facility, to require the Company to purchase shares of such common stock held by the management shareholders, in the event of the termination of his employment with the Company, other than any such termination by the Company other than for cause or resignation by him without good reason (as such terms are defined in the Stockholders' Agreement) at a purchase price based on an EBITDA formula, as defined; and (iv) provides the parties thereto with certain "tag-along," "drag-along," and "piggyback" registration rights, as defined. As of December 31, 1998, there was no redemption value on the common stock owned by certain management shareholders.

     The Company had a stock repurchase program under which up to 5,000,000 shares of the Company's common stock could have been repurchased. Such purchases could have been made at prevailing prices on the open market, by block purchase or in private transactions at any time until June 30, 1996. A total of 450,000 shares have been purchased in the open market pursuant to these authorizations. In July 1996, an additional 3,000,000 shares were authorized by the Board of Directors for repurchase. Such purchases could have been made at any time until June 30, 1997. A total 1,030,000 have been purchased pursuant to these authorizations. Pursuant to the Merger on February 25, 1998 (see Note 2), the stock repurchase program was terminated.

15.  Stock Option and Stock Purchase Plans:

     During 1992 and as amended in 1994, the Company adopted a Long-Term Incentive and Stock Option Plan, a Director's Stock Option Plan and an Employee Stock Purchase Plan. Under the Long-Term Incentive and Stock Option Plan (Incentive and Stock Option Plan), the Company could have granted incentive stock options, stock options and performance awards to the Company's employees. The Incentive and Stock Option Plan expires in 2002. These options became exercisable in increments over a 3-1/2 year period, expiring 10 years after the grant date.

Universal Hospital Services, Inc.
Notes to Financial Statements, Continued

15.  Stock Option and Stock Purchase Plans, continued:

     The Director's Stock Option Plan (Director Plan) covered nonemployee directors. Options could have been granted annually to eligible directors. Options under the Director Plan became exercisable six months subsequent to date of grant, expiring five years after the grant date.

     Pursuant to the Merger (see Note 2), the Long-Term Incentive and Stock Option Plan and the Director's Stock Option Plan were terminated with no additional shares available for grant under the plans. Concurrent with the Merger, 3,342,010 options granted under the plans were exercised and sold. The remaining outstanding options were rolled over to and are covered by a 1998 stock option plan (1998 Plan) established by the Company concurrent with the Merger. All options rolled over to the 1998 Plan continue to be covered by the original agreements with the individual option holders and retained the same terms as the Incentive and Stock Option Plan.

     All options were granted with option prices based on the estimated fair market value of the Company's common stock at date of grant.

     On March 13, 1998, the Company adopted the 1998 Plan. Under the 1998 Plan, the Company may grant incentive stock options and stock options and performance awards to the Company's employees. A total of 5,000,000 shares are reserved for issuance under the 1998 Plan. Options granted under the plan will vest in whole or in part within five years from the date granted based on the achievement of certain financial targets. Any unvested options will vest eight years following the date of grant.

     Stock option activity with respect to the 1998 Plan, Incentive and Stock Option Plan and Director Plan is as follows:

                                                        Incentive and Stock Option Plan             Director Plan
                                                       ---------------------------------    -----------------------------
                                           1998 Plan                December 31                      December 31
                                          December 31, ---------------------------------    -----------------------------
              Shares                          1998         1998        1997      1996         1998       1997      1996

         Granted                           2,096,691                           1,136,500                          75,000
         Rollover                          1,015,220    (1,015,220)
         Exercised                                      (3,052,010)  (937,000)   (49,830)   (290,000)  (80,000)
         Terminated                          (30,000)                 (42,440)    (3,000)
                                           ---------    ----------  ---------  ---------    --------   -------   -------

         December 31:
           Outstanding                     3,081,911         -      4,067,230  5,046,670        -      290,000   370,000
                                           =========    ==========  =========  =========    ========   =======   =======

           Exercisable                     1,015,220         -      2,973,960  2,786,400        -      290,000   370,000

          Weighted Average Exercise
               Price Per Share:

         Granted                               $1.68                               $0.91                           $0.88
         Rollover                              $0.77         $0.77
         Exercised                                           $0.76      $0.76      $0.66                 $0.80
         Terminated                            $1.55                    $0.84      $0.80

         December 31:
           Outstanding                         $1.68                    $0.76      $0.76                 $0.79     $0.79
           Exercisable                         $0.77                    $0.73                            $0.79

Universal Hospital Services, Inc.
Notes to Financial Statements, Continued

15.  Stock Option and Stock Purchase Plans, continued:

     Options outstanding and exercisable at December 31, 1998 for the 1998 Plan are as follows:

                                           Options Outstanding                     Options Exercisable
                              ----------------------------------------------   -----------------------------
                                              Remaining
                                               Weighted         Weighted                        Weighted
                                               Average          Average                         Average
        Range of                             Contractual        Exercise                         Exercise
     Exercise Prices              Shares       Life (Years)      Price            Shares          Price
      $0.54 - $0.93              1,015,220        7.5             $0.77          1,015,220        $0.77

      $1.55 - $2.79              2,066,691        10              $1.68             -               -

     Under the Employee Stock Purchase Plan, eligible employees could have purchased shares of common stock from the Company through payroll deductions of up to 10% of the employee's base compensation at a price per share equal to 85% of the lesser of the fair market value of the Company's common stock as of the first or last day of each six-month offering period. During the years ended December 31, 1998 and 1997, respectively, 105,455 and 117,380 shares were purchased by employees under this plan. Pursuant to the Merger (see Note 2), the Employee Stock Purchase Plan was terminated.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." The Company adopted the new standard in 1996. The Company has continued to measure compensation cost for its 1998 Plan and Employee Stock Purchase Plan, using the intrinsic value method of accounting it has historically used and, therefore, the new standard has no effect on the Company's operating results.

     Had the Company used the fair value-based method of accounting for its 1998 Plan and Employee Stock Purchase Plan and charged compensation cost against income, over the vesting period, based on the fair value of options at the date of grant, net income for the years ended December 31, 1998 and 1997 would have been reduced to the following pro forma amounts:

                                             Pro Forma
                                     -------------------------
                                         1998          1997

          Net (loss) income          $(7,829,799)   $2,315,983

       The pro forma information above includes stock options granted in 1996 through 1998. Compensation expense under the fair value-based method of accounting has increased beginning in 1998 due to the 2,096,691 stock options granted during the year ended December 31, 1998. However, this increase in pro forma compensation expense is substantially offset due to the 3,052,010 stock options exercised in connection with the Merger (see
       Note 2).

Universal Hospital Services, Inc.
Notes to Financial Statements, Continued

15.  Stock Option and Stock Purchase Plans, continued:

     The weighted-average grant-date fair value of options granted and stock purchases under the Employee Stock Purchase Plan during 1998 and 1997 was $0.4 and $0.31, respectively. The weighted-average grant-date fair value of options and stock purchases under the Employee Stock Purchase Plan was determined separately for each grant under the Company's various plans by using the fair value of each option grant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key assumptions:

                                                   1998                1997

          Risk-free interest rates            4.40% to 5.66%      5.44% to 5.61%

          Expected life                         0.5 years           0.5 years

          Expected volatility                     0.00%               44.41%

          Expected dividends                       None                None


16.  Noncash Investing and Financing Transactions:

     o In connection with the Company's acquisition of HCI (see Note 4), the Company issued 256,272 shares of common stock valued at $714,999 in partial consideration.

     o Rental equipment purchases included in accounts payable at December 31, 1998, 1997 and 1996 was $8,405,458, $1,829,581 and $1,438,837,
          respectively.

     o During 1995, the Company issued preferred stock dividends totaling $277,000.

Report of Independent Accountants on
Financial Statement Schedule


Our audits of the financial statements referred to in our report dated February 19, 1999, except as to the last paragraph of Note 9 for which the date is March 18, 1999, appearing on page 45 of this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.




                                         /s/ PRICEWATERHOUSECOOPERS LLP


Minneapolis, Minnesota
February 19, 1999

                        UNIVERSAL HOSPITAL SERVICES, INC.
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

-------------------------------------------------------------------------------------------------------
               COL. A                  COL. B                COL.C               COL. D        COL. E
-------------------------------------------------------------------------------------------------------
                                                           Additions
                                                    ------------------------
                                      Balance at    Charged to    Charged to   Deductions    Balance at
                                       beginning    costs and       other         from          end
            Description                of period     expense       accounts     reserves      of period
-------------------------------------------------------------------------------------------------------

Reserve for doubtful accounts:

    Year ended December 31, 1998         775,000      194,512      494,287       499,639       964,160

    Year ended December 31, 1997         418,000      641,035      130,931       414,966       775,000

    Year ended December 31, 1996         410,000      317,805      103,416       413,221       418,000


Reserve for inventory obsolescence:

    Year ended December 31, 1998         209,333      119,393                     85,100       243,626

    Year ended December 31, 1997         204,560      205,640            -       200,867       209,333

    Year ended December 31, 1996         162,664    2,322,121            -     2,280,225       204,560