Form 10-Q
period 1999-03-31
UNIVERSAL HOSPITAL SERVICES INC
filed 1999-05-14
CIK 886171

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: March 31, 1999

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


                              1250 Northland Plaza
                              3800 West 80th Street
                        Bloomington, Minnesota 55431-4442
                        ---------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


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

                           Yes [X]      No [ ]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        Universal Hospital Services, Inc.

                           STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                      1999            1998
                                                                  ------------    ------------
Revenues:
    Equipment rentals                                             $ 20,345,590    $ 15,137,182
    Sales of supplies and equipment, and other                       3,087,691       1,296,611
                                                                  ------------    ------------
                Total revenues                                      23,433,281      16,433,793

Costs of rentals and sales:
    Cost of equipment rentals                                        4,940,664       3,619,170
    Rental equipment depreciation                                    3,975,000       3,825,000
    Cost of supplies and equipment sales                             2,000,239         823,975
                                                                  ------------    ------------
                Total cost of rentals and sales                     10,915,903       8,268,145
                                                                  ------------    ------------

Gross profit                                                        12,517,378       8,165,648

Selling, general and administrative                                  7,724,899       4,983,869

Recapitalization and transaction costs                                               5,027,905
                                                                  ------------    ------------
Operating income (loss)                                              4,792,479      (1,846,126)

Interest expense                                                     4,182,779       1,516,207
                                                                  ------------    ------------

Income (loss) before income taxes and extraordinary charge             609,700      (3,362,333)

Provision (benefit) for income taxes                                   359,000        (340,000)
                                                                  ------------    ------------
Net income (loss) before extraordinary charge                          250,700      (3,022,333)

Extraordinary charge, net of deferred tax benefit of $1,300,000                      1,863,020
                                                                  ------------    -------------
Net income (loss)                                                 $    250,700    ($ 4,885,353)
                                                                  ============    ============

The accompanying notes are an integral part of the unaudited financial statements.

                        Universal Hospital Services, Inc.

                                 BALANCE SHEETS
                                     ASSETS

                                                                                     March 31,        December 31,
                                                                                       1999               1998
                                                                                   ------------       ------------
                                                                                   (Unaudited)
Current assets:
    Accounts receivable, less allowance for doubtful accounts of $1,100,000
       and $964,000 at March 31, 1999 and  December 31, 1998, respectively         $ 21,723,472       $ 17,900,816
    Inventories                                                                       3,670,504          2,617,019
    Deferred income taxes                                                               524,000            499,000
    Other current assets                                                              1,735,106          1,669,790
                                                                                   ------------       ------------
       Total current assets                                                          27,653,082         22,686,625

Property and equipment, net:
    Rental equipment, at cost less accumulated depreciation                          81,452,467         73,057,730
    Property and office equipment, at cost less accumulated depreciation              3,699,705          3,496,370
                                                                                   ------------       ------------
       Total property and equipment, net                                             85,152,172         76,554,100

Intangible assets:
    Goodwill, less accumulated amortization                                          37,701,958         37,924,246
    Other, primarily deferred financing costs, less accumulated amortization          7,994,453          7,055,695
                                                                                   ------------       ------------
       Total assets                                                                $158,501,665       $144,220,666
                                                                                   ============       ============

                LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY

Current liabilities:
    Current portion of long-term debt                                              $    305,641       $    306,093
    Accounts payable                                                                  7,657,980         10,127,962
    Accrued compensation and pension                                                  2,883,333          3,139,062
    Accrued interest                                                                  1,357,942          3,675,921
    Other accrued expenses                                                              693,731            648,500
    Bank overdraft                                                                    1,151,769          2,129,795
                                                                                   ------------       ------------
       Total current liabilities                                                     14,050,396         20,027,333

Long-term debt, less current portion                                                169,284,218        149,809,706

Deferred compensation and pension                                                     1,951,698          1,842,948

Deferred income taxes                                                                 3,331,000          2,966,000

Series B, 13% Cumulative Convertible Preferred Stock, $0.01 par value;
    25,000 shares authorized, 6,246 shares issued and outstanding at
    March 31, 1999 and December 31, 1998, net of unamortized discount,
    including accrued stock dividends                                                 5,504,487          5,277,000

Commitments and contingencies

Shareholders' (deficiency) equity:
    Common Stock, $0.01 par value; 50,000,000 shares authorized at March 31,
       1999 and December 31, 1998, 16,028,450 shares issued and
       outstanding at March 31, 1999 and December 31, 1998                              160,285            160,285
    Additional paid-in capital                                                        2,051,026          2,051,026
    Accumulated deficit                                                             (37,814,202)       (37,864,701)
    Stock subscription receivable                                                       (17,243)           (48,931)
                                                                                   ------------       ------------
       Total shareholders' (deficiency) equity                                      (35,620,134)       (35,702,321)
                                                                                   ------------       ------------
       Total liabilities and shareholders' (deficiency) equity                     $158,501,665       $144,220,666
                                                                                   ============       ============

The accompanying notes are an integral part of the unaudited financial statements.

                        Universal Hospital Services, Inc.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Three Months Ended March 31,
                                                                     ------------------------------
                                                                          1999            1998
                                                                     -------------    -------------
Cash flows from operating activities:
    Net income (loss)                                                $     250,700    ($  4,885,353)
    Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
        Depreciation                                                     4,202,532        3,998,318
        Amortization                                                       941,187          311,795
        Provision for doubtful accounts                                    464,886           40,686
        Loss on sales of equipment                                         296,503           43,295
        Extraordinary charge less cash paid                                                 303,314
        Deferred income taxes                                              340,000       (1,186,000)
        Changes in operating assets and liabilities, net of impact of acquisitions:
           Accounts receivable                                          (3,797,535)      (1,462,060)
           Inventories and other operating assets                       (1,082,801)      (1,520,109)
           Accounts payable and accrued expenses                           671,727          644,654
                                                                     -------------    -------------
        Net cash provided by (used in) operating activities              2,287,199       (3,711,460)
                                                                     -------------    -------------

Cash flows from investing activities:
    Rental equipment purchases                                         (17,988,386)      (6,992,242)
    Property and office equipment purchases                               (417,542)        (119,351)
    Proceeds from disposition of rental equipment                          300,442          133,415
    Acquisitions                                                          (845,000)
    Other                                                               (1,734,963)        (114,992)
                                                                     -------------    -------------
        Net cash used in investing activities                          (20,685,449)      (7,093,170)
                                                                     -------------    -------------

Cash flows from financing activities:
    Proceeds under loan agreements                                      49,875,000      121,628,000
    Payments under loan agreements                                     (30,498,724)     (40,199,766)
    Proceeds from issuance of common stock, net of offering costs                        20,743,436
    Repurchase of common stock                                                          (84,734,914)
    Prepayment of deferred loan costs                                                    (5,871,418)
    Tax benefit of nonqualified stock options                                             1,042,000
    Change in book overdraft                                              (978,026)        (717,675)
                                                                     -------------    -------------
        Net cash provided by financing activities                       18,398,250       11,889,663
                                                                     -------------    -------------

Net change in cash and cash equivalents                                       --          1,085,033
Cash and cash equivalents at beginning of period                              --                 --
                                                                     -------------    -------------
Cash and cash equivalents at end of period                           $        --      $   1,085,033
                                                                     =============    =============

Supplemental cash flow information:
        Interest paid                                                $       9,827    $     726,189
                                                                     =============    =============
        Income taxes paid                                            $     129,709    $      48,000
                                                                     =============    =============
        Rental equipment purchases in accounts payable               $   2,969,079    $     446,385
                                                                     =============    =============

The accompanying notes are an integral part of the unaudited financial statements.

                        Universal Hospital Services, Inc.

            NOTES TO UNAUDITED QUARTERLY REPORT FINANCIAL STATEMENTS

1.       Basis of Presentation:

         The condensed financial statements included in this Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company's Form 10-K filing and Form S-4 filing filed with the Securities and Exchange Commission on March 31, 1999 and April 26, 1999, respectively.

         The interim financial statements presented herein as of March 31, 1999, and for the three months ended March 31, 1999 and 1998, reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented. Except as discussed in Notes 3 and 5 below, these adjustments are all of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year.

         The December 31, 1998 Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.       Acquisitions

         Home Care Instruments, Inc.

         On July 30, 1998, the Company acquired all of the outstanding capital stock of HCI Acquisition Corp. (HCI), the parent company of Home Care Instruments, Inc. for approximately $19.3 million, including the repayment of approximately $3.6 million of outstanding indebtedness of HCI.

         HCI rents medical equipment to the home care and hospital markets in the Midwestern United States, renting approximately 100 types of equipment, supplies disposable medical products used in connection with the rental equipment, and provides a variety of biomedical services.

         Patient's Choice Healthcare, Inc.

         On August 17, 1998, the Company acquired all of the outstanding capital stock of Patient's Choice Healthcare, Inc. (PCH), for approximately $14.6 million, including the repayment of approximately $2.7 million of outstanding indebtedness of PCH.

         PCH is a medical distribution company that rents, sells and leases IV pumps to home infusion companies, long-term consulting pharmacies, oncology clinics and hospitals. PCH sells over 4,000 disposable products and rents over 60 different types of equipment. PCH also provides a variety of biomedical services.

         Medical Rentals Stat, Inc.

         On November 5, 1998, the Company acquired Medical Rentals Stat, Inc.
         (MRS), for approximately $1.8 million, including the repayment of approximately $0.4 million of outstanding indebtedness of MRS.

         MRS rents movable medical equipment to hospitals and home care providers in Oklahoma. MRS also supplies disposable medical products used in connection with the rental equipment, and provides a variety of biomedical services.

         Express Medical Supply, Inc.

         On March 31, 1999, the Company acquired certain assets of Express Medical Supply, Inc. (EMS) for approximately $0.8 million. The source of funds was from the Revolving Credit Facility.

         EMS rents respiratory equipment to hospitals and home care providers in Nashville. EMS also supplies disposable respiratory products used in connection the respiratory equipment.

         The following summarizes unaudited proforma results of operations for the three months ended March 31, 1998 assuming the acquisitions of HCI, PCH and MRS occurred as of January 1, 1998. The impact of the acquisition of EMS is not material.

                                                        Three Months Ended
                                                          March 31, 1998
                                                        ------------------
         Total Revenues                                     $20,900,000
         Net loss before extraordinary charge               $ 2,992,000

3.       Recapitalization of the Company

         The Recapitalization was effected through the merger (the "Merger") of UHS Acquisition Corp., a newly formed Minnesota corporation controlled by J.W. Childs Equity Partners, L.P. ("Childs") with and into the Company. The Recapitalization and Merger was effective on February 25, 1998.

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

         During the first three months of 1998, the Company incurred $5,027,905 of non-recurring expenses, consisting of legal, auditing, and other advisory related fees, associated with the Recapitalization.

4.       New Senior Notes

         On January 26, 1999, the Company issued an additional $35 million of its 10.25% Senior Notes and received proceeds of $29.8 million, net of original issue discount, which mature on March 1, 2008. These proceeds were used to reduce borrowings under the Revolving Credit Facility. Interest is payable semiannually in arrears on March 1 and September 1 of each year, commencing March 1, 1999.

5.       Change in Rental Equipment Depreciation Life

         Effective July 1, 1998, the Company changed the estimated remaining useful lives of all of its rental equipment from a range of five to seven years to seven years. These revised useful lives more closely reflect the expected remaining lives of the Company's rental equipment.

         This change is estimated to have resulted in a reduction of depreciation expense in the three months ended March 31, 1999 of approximately $0.8 million.

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

Results of Operations

The following table provides information on the percentages of certain items of selected financial data bear to total revenues and also indicates the percentage increase or decrease of this information over the prior comparable period:

                                                            Percent of Total Revenues   Percentage Increase
                                                                                            (Decrease)
                                                            -------------------------      -------------
                                                               Three Months Ended           Qtr 1 1999
                                                                    March 31,               Over Qtr 1
                                                                1999         1998             1998
                                                              --------------------          -----------
                                                                  (Unaudited)              (Unaudited)
Revenues:
    Equipment rentals                                           86.82%      92.11%            34.41%
    Sales of supplies and equipment, and other                  13.18%       7.89%           138.14%
                                                              ---------   ---------
                 Total revenues                                100.00%     100.00%            42.59%

Costs of rentals and sales:

    Cost of equipment rentals                                   21.08%      22.02%            36.51%
    Rental equipment depreciation                               16.96%      23.28%             3.92%
    Cost of supplies and equipment sales                         8.54%       5.01%           142.75%
                                                              ---------   ---------
                 Total cost of rentals and sales                46.58%      50.31%            32.02%
                                                              ---------   ---------

Gross profit                                                    53.42%      49.69%            53.29%

Selling, general and administrative                             32.97%      30.33%            55.00%
Recapitalization and transaction costs                                      30.59%
                                                              ---------   ---------
Operating income (loss)                                         20.45%     -11.23%               n/a

Interest expense                                                17.85%       9.23%           175.87%
                                                              ---------   ---------

Income (loss) before income taxes and extraordinary charge       2.60%     -20.46%               n/a
                                                              ---------   ---------

Provision (benefit) for income taxes                             1.53%      -2.07%               n/a

Net income (loss) before extraordinary charge                    1.07%     -18.39%               n/a

Extraordinary charge, net of tax benefit of $1,300,000                      11.34%
                                                              ---------   ---------

Net income (loss)                                                1.07%     -29.73%               n/a
                                                              =========   =========

General

We are a leading nationwide provider of moveable medical equipment to more than 4,500 hospitals and alternate care providers through our equipment rental and outsourcing programs.

The following discussion addresses our financial condition as of March 31, 1999 and the results of operations and cash flows for the three months ended March 31, 1999 and 1998, respectively. This discussion should be read in conjunction with the financial statements included elsewhere herein and the Management's Discussion and Analysis and Financial sections of our Form 10-K and Form S-4 filings filed with the Securities and Exchange Commission on March 31, 1999 and April 26,1999, respectively.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements in this filing looking forward in time involve risk and uncertainties. The words "believes," "does not believe," "no reason to believe," "expects," "plans," "intends," "estimates," "anticipated" or "anticipates," and similar expressions, as they relate to the Company or our management, are intended to identify forward-looking statements. The following factors, among others, could cause our actual results to differ materially from those expressed in any forward-looking statements: our substantial outstanding debt and high degree of leverage and the continued availability, terms and deployment of capital, including our ability to service or refinance debt; restrictions imposed by the terms of our debt; adverse regulatory developments affecting, among other things, the ability of our customers to obtain reimbursement of payments made to us; changes and trends in customer preferences, including increased purchasing of movable medical equipment; difficulties or delays in our continued expansion into certain markets and development of new markets; unanticipated costs or difficulties or delays in implementing the components of our strategy and plan and possible adverse consequences, including inflation and monetary conditions; actions by competitors; availability of and ability to retain qualified personnel; and unanticipated costs or difficulties or delays in implementing our Year 2000 compliance modifications. For a more complete discussion see the caption "Industry Assessment" and in the company's Form 10-K filing filed with the Securities and Exchange Commission on March 31, 1999 under the caption "Business--Risk Factors".

Industry Assessment

Our customers, primarily hospitals and alternate care providers, have been and continue to be faced with cost containment pressures and uncertainties with respect to health care reform and reimbursement. We believe that market reform is continuing with movement toward managed care, health care related consolidations and the formation of integrated health care systems. There is an effort by providers of health care to coordinate all aspects of patient care irrespective of delivery location. Likely changes in reimbursement methodology, and a gradual transition toward fixed, per-capita payment systems and other risk-sharing mechanisms, will reward health care providers who improve efficiencies and effectively manage their costs, while providing care in the most appropriate setting. Although future reimbursement policies remain uncertain and unpredictable, the Company believes that the approved five-year budget and Taxpayer Relief Act of 1997, which will be financed largely through cuts in the growth of Medicare spending, will continue to place focus on cost containment in health care.

We believe our Pay-Per-Use and other rental programs respond favorably to the current reform efforts by providing high quality equipment through programs which help health care providers improve their efficiency while effectively matching costs to patient needs, wherever that care is being provided. While our strategic focus appears consistent with health care providers' efforts to contain costs and improve efficiencies, there can be no assurances as to how health care reform will ultimately evolve and the impact it will have on us.

Because the capital equipment procurement decisions of health care providers are significantly influenced by the regulatory and political environment for health care, historically we have experienced uncertain adverse operating trends in periods when significant health care reform initiatives were under consideration and uncertainty remained as to their likely outcome. To the extent general cost containment pressures on health care spending and reimbursement reform, or uncertainty as to possible reform, causes hospitals and alternate care providers to defer the procurement of medical equipment, reduce their capital expenditures or change significantly their utilization of medical equipment, there could be a material adverse effect on our business, financial condition and results of operations.

Recapitalization, Financing and Related Transactions

On November 25, 1997, the Board of Directors of the Company entered into the Merger Agreement with UHS Acquisition Corp. and J.W. Childs Equity Partners, L.P. and the Recapitalization was completed on February 25, 1998. (See footnote 3 to the financial statements).

Completed Acquisitions

On July 30, 1998, we completed the purchase of Home Care Instruments, Inc.
(HCI), a privately held company headquartered in St. Louis, Missouri. (See footnote 2 to the financial statements).

On August 17, 1998, we completed the purchase of Patient's Choice Healthcare, Inc, (PCH), a privately held company headquartered in Columbus, Ohio. (See footnote 2 to the financial statements).

On November 5, 1998, we completed the purchase of Medical Rentals Stat, Inc.
(MRS), a privately held company headquartered in Oklahoma City, Oklahoma. (See footnote 2 to the financial statements).

On March 31, 1999, we completed the purchase of Express Medical Supply, Inc.
(EMS), a privately held company headquartered in Nashville, Tennessee. (See footnote 2 to the financial statements).

Equipment Rental Revenues

Equipment rental revenues were $20.3 million for the first quarter of 1999, representing a $5.2 million, or 34.4% increase from equipment rental revenues of $15.1 million for the same period of 1998. After giving affect to the acquisitions of HCI, PCH and MRS, equipment rental revenue would have increased 15.2% for the first quarter compared to the same period in the prior year. The rental revenue increase resulted from the acquisitions of HCI, PCH, and MRS, which contributed during the quarter approximately $2.5 million of rental revenue growth, combined with continued growth at our acute care hospital customers and at both established and new district offices.

Sales of Supplies and Equipment, and Other

Sales of supplies and equipment, and other were $3.1 million for the first quarter of 1999, representing a $1.8 million, or 138.1%, increase from sales of supplies and equipment, and other of $1.3 million for the same period of 1998. These increases are the result of the acquisitions of HCI, PCH and MRS. PCH places a greater emphasis on sales of disposable and generates approximately two thirds of its revenue from sales of disposables to health care providers.

Cost of Equipment Rentals

Cost of equipment rentals were $4.9 million for the first quarter of 1999, representing a $1.3 million, or 36.5%, increase from cost of equipment rentals of $3.6 million for the same period of 1998. Cost of equipment rentals, as a percentage of equipment rental revenues, increased to 24.3% for the first quarter of 1999 from 23.9% for the same period of 1998. As a percentage of equipment rental revenues, cost of equipment rentals increased primarily as a result of lower support staff salaries in the first quarter of 1998 as a result of high turnover during the 1997 period of ownership uncertainty.

Rental Equipment Depreciation

Rental equipment depreciation was $3.9 million for the first quarter of 1999, representing a $0.1 million, or 3.9% increase from rental equipment depreciation of $3.8 million for the same period of 1998. Rental equipment depreciation as a percentage of equipment rental revenues decreased to 19.5% in the first quarter of 1999 from 25.3% for the same period of 1998. These decreases were the result of our change in rental equipment depreciation lives from a range of five to seven years to seven years for all rental equipment (See footnote 5 to the financial statements). This change was effective July 1, 1998. The change in rental equipment depreciation lives decreased rental equipment depreciation by approximately $0.8 million in the first quarter of 1999.

Gross Profit

Total gross profit was $12.5 million for the first quarter of 1999, representing a $4.4 million or 53.3% increase from total gross profits of $8.2 million for the same period of 1998. Total gross profit increased to 53.4% of the total revenues for the first quarter of 1999 from 49.7% of total revenues for the same period of 1998. These increases are mainly due to the change in rental equipment depreciation lives partially offset by the increased cost of equipment rentals and increased sales as a result of acquisitions.

Gross profit on rentals represents equipment rental revenues reduced by the cost of equipment rentals and rental equipment depreciation. Gross profit on rentals increased to 56.1% for the first quarter of 1999 from 50.8% for the same period in 1998. These increases were predominately due to the previously discussed change in rental equipment depreciation and cost of equipment rentals.

Gross margin on sales of supplies and equipment and other decreased to 35.2% in the first quarter of 1999 from 36.5% for the same period of 1998. Gross profit dollars increased predominantly due to the increase in alternate care sales from PCH and HCI of approximately $1.8 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $7.7 million in the first quarter of 1999, representing a $2.7 million, or 55.0% increase from selling, general and administrative expenses of $5.0 million for the same period of 1998. The increase in the first quarter of 1999 over the comparable quarter in 1998 is a result of the acquisitions of HCI, PCH and MRS during the third quarter of 1998, an increase in employee count in 1999 over 1998, the impact of the promotional employee incentive plan and an increase in bad debt expense during the quarter. Selling, general and administrative expenses as a percentage of total revenue increased to 33.0% for the first quarter of 1999 from 30.3% for the same period in 1998. This was a result of amortization of goodwill from the acquisitions and the previously mentioned items.

Recapitalization and Transaction Costs

For the first three months of 1998, we incurred $5.0 million of non-recurring expenses, consisting primarily of legal, accounting, and other advisory related fees, associated with our recapitalization.

Interest Expense

Interest expense was $4.2 million for the first quarter of 1999, representing an increase of $2.7 million from interest expense of $1.5 million in the same period of 1998. These increases primarily reflect our recapitalization, on February 25, 1998, incremental borrowings associated with capital equipment additions and the acquisitions of HCI PCH and MRS. Average borrowings increased to $161.7 million during the first quarter of 1999 from $74.2 million for the same period in 1998.

Income Taxes

Our effective income tax rate for the first three months of 1999 of 58.9% differed from the statutory income tax rate of 34.0% primarily due to amortization of goodwill that is not deductible for income tax purposes.

Extraordinary Charge

As a result of our recapitalization and Senior Note issuance in the first quarter of 1998, we prepaid existing notes and a credit facility totaling $35.5 million, incurred a prepayment penalty of $2.9 million, and wrote off deferred finance costs of $0.3 million. This amount was reduced by the tax affect of these expenses of approximately $1.3 million.

Net Income

Net income was $0.3 million for the first quarter of 1999, representing an increase of $3.3 million from a net loss of ($3.0) million in the same period of 1998. This change in net income is due primarily to our recapitalization in 1998.

EBITDA

We believe earnings before interest, taxes, depreciation, and amortization ("EBITDA") to be a measurement of operating performance. EBITDA for the first quarter of 1999 was $9.9 million versus $2.5 million for the same period of 1998. Adjusted EBITDA, which adjusts for non-recurring recapitalization and transaction costs, was $9.9 million and $7.5 million for the first quarter of 1999 and 1998, respectively.

Quarterly Financial Information: Seasonality

Quarterly operating results are typically affected by seasonal factors. Historically, our first and fourth quarters are the most profitable, reflecting increased hospital utilization during the fall and winter months.

Liquidity and Capital Resources

Historically, we have financed our equipment purchases primarily through internally generated funds and borrowings under our existing revolving credit facility. As an asset intensive business, we have required continued access to capital to support the acquisition of equipment for rental to our customers. Exclusive of acquisitions, we expect to purchase $29.0 million of rental equipment in 1999, of which approximately $10.5 million is estimated to be maintenance capital expenditures.

During the first three months of 1999 and 1998, net cash flows provided by (used in) operating activities were $2.2 million and ($3.7) million, respectively. Net cash flows used in investing activities were $20.7 million and $7.1 million, in each of these periods. Net cash flows provided by financing activities were $18.4 million and $11.9 million, respectively.

Our principal sources of liquidity are expected to be cash flows from operating activities and borrowings under our revolving credit facility. It is anticipated that our principal uses of liquidity will be to fund capital expenditures related to purchases of movable medical equipment, provide working capital, meet debt service requirements and finance our strategic plans.

As of March 31, 1999, we are capitalized with $135.0 million of Outstanding Notes and $38.3 million outstanding under our $50.0 million senior revolving credit facility. Interest on loans outstanding under our revolving credit facility is payable at a rate per annum, selected at option equal to the Base Rate plus a margin of 1.00% (the "Base Rate Margin"), or the adjusted Eurodollar Rate plus a margin of 2.25% (the "Eurodollar Rate Margin"). Commencing September 30, 1998, the Eurodollar Rate Margin and the Base Rate Margin used to calculate such interest rates may be adjusted if we satisfy certain leverage ratios. Our revolving credit facility contains restrictive covenants which, among other things, limit us from entering into additional indebtedness, dividends, transactions with affiliates, assets sales, acquisitions, mergers, and consolidations, liens and encumbrances and prepayments of other indebtedness.

On January 26, 1999, we issued an additional $35 million of our 10.25% Senior Notes and received proceeds of approximately $29.8 million, net of the original issue discount. The proceeds were used to reduce borrowing under our revolving credit facility.

We believe that with the proceeds from the issuance of the $35 million of Notes and based on current levels of operations and anticipated growth, cash from operations, together with other sources of liquidity, including borrowings available under our revolving credit facility, will be sufficient over the next several years to fund anticipated capital expenditures and make required payments of principal and interest on our debt, including payments due on the Notes and obligations under our revolving credit facility. We believe that our ability to repay the Notes and amounts outstanding under our revolving credit facility at maturity will require additional financing. There can no assurance, however, that any such financing will be available at such time to us, or that any such financing will be on terms favorable to us. In addition, we continually evaluate potential acquisitions and expect to fund acquisitions from our available sources of liquidity, including borrowings under our revolving credit facility.

Our expansion and acquisition strategy may require substantial capital, and no assurance can be given that we will be able to raise any necessary additional funds through bank financing or the issuance of equity or debt securities on terms acceptable to us, if at all.

In the first quarter of 1998, we incurred non-recurring costs related to our recapitalization of approximately $8.9 million, including $3.2 million in severance expense to certain non-continuing members of management, $2.8 million ($1.4 million net of tax) for prepayment penalties on existing loans and write-off of corresponding loan origination fees, $1.2 million in investment banker fees, and approximately $1.7 million in additional recapitalization expenses (of which $0.6 million was recorded directly in equity).

The Year 2000 Issue

Many currently installed computer systems and software are coded to accept only two-digit entries in the data code fields. These data code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. This problem could result in system failures or miscalculations causing disruptions of business operations (including, among other things, a temporary inability to process transactions, send invoices or engage in other similar business activities). As a result, many companies' computer systems and software will need to be upgraded or replaced in order to comply with Year 2000 requirements. The potential global impact of the Year 2000 problem is not known, and, if not corrected in a timely manner, could affect us and the United States and the world economy generally.

Our Quality Assurance Department procedures currently contain steps to include Year 2000-compliance verification for all current and future rental products. We have been contacting the rental equipment manufacturers regarding Year 2000 compliance. The equipment generally falls into four categories:

o        Equipment that is currently Year 2000 compatible,

o Equipment that does not need date processing and therefore is compatible,

o Equipment that will require the date to be manually reset (The equipment will continue to function but may record or print out the incorrect year),

o Equipment that will require software or hardware upgrades (The upgrades will be completed by our technicians at no material additional expense to us. It is estimated that the costs of the upgrades, which will be capitalized, will be approximately $275,000.), and

o Equipment that will need to be disposed (We anticipate the net book value of this equipment will be immaterial and will be disposed of over the next three quarters.).

Most of our equipment is currently Year 2000 compliant, and we believe that compliance for all of our products will be achieved prior to January 1, 2000.

We are currently using line management to address internal and external Year 2000 issues. Our internal financial and other computer systems are being reviewed to assess and remediate Year 2000 problems. Our assessment of internal systems includes our informational technology ("IT") as well as non-IT systems. Our Year 2000 IT compliance program includes the following phases: identifying systems that need to be modified or replaced; carrying out remediation work to modify existing systems or convert to new systems; and conducting validation testing of systems and applications to ensure compliance. We are currently in the carrying out all phases of the compliance program. We formed a project team in the first quarter of 1999 consisting of representatives from our Information Technology, Finance, Quality Assurance, Sales, and Legal Departments to address other internal and external Year 2000 issues.

The amount of remediation work required to address Year 2000 problems is not expected to be extensive. We have or are currently replacing certain of our financial and operational systems, and we believe that the new equipment and software substantially addresses Year 2000 issues. However, we will be required to modify some of our existing software in order for our computer systems to function properly in the Year 2000 and thereafter. We estimates that we will complete our Year 2000 compliance program for all of our significant internal systems no later that September 30, 1999.

In addition, we are requesting and will continue to gain assurances from our major suppliers that the suppliers are addressing the Year 2000 issue and that products purchased by us from such suppliers will function properly in the

Year 2000. Also, contacts are being made with our major customers. These actions are intended to help mitigate the possible external impact of the Year 2000 problem. However, it is impossible to fully assess the potential consequences in the event service interruptions from suppliers occur or in the event that there are disruptions in such infrastructure areas as utilities, communications, transportation, banking and government.

The total estimated cost for resolving our Year 2000 IT issues is approximately $425,000, of which approximately $180,000 has been charged to earnings through March 31, 1999. The total cost estimate includes the cost of replacing non-compliant systems as a remediation cost in cases where we have accelerated plans to replace such systems. Estimates of Year 2000 cost are based on numerous assumptions, and there can be no assurance that the estimates are correct or that actual cost will not be materially greater than anticipated.

Based on our assessments to date, we believe we will not experience any material disruption as a result of Year 2000 problems in information processing or interface with major customers, or with processing orders and billing. However, if certain critical third-party providers, such a those providers supplying electricity, water or telephone service, experience difficulties resulting in disruption of service to us, a shutdown of our operations at individual facilities could occur for the duration of the disruption. We have not yet developed a contingency plan to provide for continuity of processing in such event of various problem scenarios, but we will assess the need to develop such a plan based on the outcome of our validation phase of our Year 2000 compliance program and the results of surveying our major suppliers and customers. Assuming no major disruptions in service from utility companies, or other critical third-party providers, we believe that we will be able to manage our total Year 2000 transition without any material effect on our results of operations or financial condition.

Item 2A: Quantitative and Qualitative Disclosures about Market Risk

The Company does not have any liquid investments. Cash is kept to a minimum through use of the Company's Revolving Credit Facility. The Company's exposure to interest rate risk is mainly through its borrowing under its secured December 31, 1998 the Company was primarily exposed to the London Interbank Offered Rate (LIBOR) interest rate on its borrowings under the Revolving Credit Facility. The Company does not use derivative financial instruments.

Item 3.  Submission of Matters to a Vote of Security Holders

We do not have a class of equity securities registered under Section 15(d) or
Section 12 of the Securities Exchange Act.

On March 10, 1999 at a regular meeting of our shareholders, the shareholders approved the re-election of the following nominees for the board of directors:
David E. Dovenberg, Jerry D. Horn, Steven G. Segal and Edward Yun and for the election of Samuel B. Humphries and also adopted our 1998 Stock Option Plan. There were 15,903,319 shares of stock present by proxy at the meeting. All of such shares were voted in favor of each of the nominees and the 1998 Stock Option Plan.

Item 4.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         (12)  Ratio of Earnings to Fixed Charges

(b)      Reports on Form 8-K:

         None

                                   SIGNATURES


The Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   May 14, 1999


                                     Universal Hospital Services, Inc.


                                     By /s/ David E. Dovenberg
                                        ---------------------------
                                     David E. Dovenberg,
                                     President and Chief Executive Officer




                                     By /s/ Gerald L. Brandt
                                        ---------------------------
                                     Gerald L. Brandt,
                                     Vice President of Finance and
                                     Chief Financial Officer

                        Universal Hospital Services, Inc.

EXHIBIT INDEX TO REPORT ON FORM 10-Q


Exhibit
Number      Description                                            Page
------      -----------                                            ----

12          Ratio of Earnings to Fixed Charges                      19