Form 10-Q
period 1999-06-30
UNIVERSAL HOSPITAL SERVICES INC
filed 1999-08-13
CIK 886171

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 1999

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from  _______________________



                       Commission file Number: 333-49743

                       UNIVERSAL HOSPITAL SERVICES, INC.
                       --------------------------------
            (Exact Name of Registrant as specified in its charter)

          Minnesota                                       41-0760940
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

                             1250 Northland Plaza
                            3800 West 80/th/ Street
                      Bloomington, Minnesota 55431-4442
                      ---------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)


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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       Universal Hospital Services, Inc.

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                      Three Months Ended                Six Months Ended
                                                                           June 30,                         June 30,
                                                                 ---------------------------      ----------------------------
                                                                     1999           1998              1999            1998
                                                                 ------------   ------------      ------------    ------------
Revenues:

     Equipment rentals                                           $ 19,011,360   $ 14,022,692      $ 39,356,950    $ 29,159,874
     Sales of supplies and equipment, and other                     2,962,254      1,069,825         6,049,945       2,366,436
                                                                 ------------   ------------      ------------    ------------
        Total revenues                                             21,973,614     15,092,517        45,406,895      31,526,310

Costs of rentals and sales:

     Cost of equipment rentals                                      5,655,803      3,657,219        10,596,467       7,276,389
     Rental equipment depreciation                                  4,330,000      4,020,000         8,305,000       7,845,000
     Cost of supplies and equipment sales                           2,058,786        733,885         4,059,025       1,557,860
                                                                 ------------   ------------      ------------    ------------
        Total cost of rentals and sales                            12,044,589      8,411,104        22,960,492      16,679,249
                                                                 ------------   ------------      ------------    ------------

Gross profit                                                        9,929,025      6,681,413        22,446,403      14,847,061

Selling, general and administrative                                 7,205,880      4,435,368        14,930,779       9,419,237
Recapitalization and transaction costs                                                                               5,027,905
                                                                 ------------   ------------      ------------    ------------
Operating income                                                    2,723,145      2,246,045         7,515,624         399,919

Interest expense                                                    4,395,968      2,876,107         8,578,747       4,392,314
                                                                 ------------   ------------      ------------    ------------

Loss before benefit for income taxes and extraordinary charge      (1,672,823)      (630,062)       (1,063,123)     (3,992,395)

Benefit for income taxes                                           (1,656,000)      (338,000)       (1,297,000)       (678,000)
                                                                 ------------   ------------      ------------    ------------
Net (loss) income before extraordinary charge                         (16,823)      (292,062)          233,877      (3,314,395)

Extraordinary charge, net of deferred tax benefit of
     $1,300,000                                                                                                      1,863,020
                                                                 ------------   ------------      ------------    ------------
Net (loss) income                                                    ($16,823)     ($292,062)     $    233,877     ($5,177,415)
                                                                 ============   ============      ============    ============

    The accompanying notes are an integral part of the unaudited financial statements.

                       Universal Hospital Services, Inc.

                                BALANCE SHEETS

                                    ASSETS

                                                                                        June 30,                December 31,
                                                                                          1999                     1998
                                                                                      ------------              ------------
                                                                                       (Unaudited)
Current assets:
       Accounts receivable, less allowance for doubtful accounts of $1,040,000
        and $964,000 at June 30, 1999 and December 31, 1998, respectively             $ 21,641,448              $ 17,900,816
       Inventories                                                                       3,551,239                 2,617,019
       Deferred income taxes                                                             2,180,000                   499,000
       Other current assets                                                              1,400,154                 1,669,790
                                                                                      ------------              ------------
           Total current assets                                                         28,772,841                22,686,625

Property and equipment:
       Rental equipment, at cost less accumulated depreciation                          84,382,166                73,057,730
       Property and office equipment, at cost less accumulated depreciation              4,073,313                 3,496,370
                                                                                      ------------              ------------
           Total property and equipment, net                                            88,455,479                76,554,100

Intangible and other assets:
       Goodwill, less accumulated amortization                                          37,092,320                37,924,246
       Other primarily deferred financing costs, less accumulated amortization           7,714,010                 7,055,695
                                                                                      ------------              ------------
           Total assets                                                               $162,034,650              $144,220,666
                                                                                      ============              ============

                                      LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
       Current portion of long-term debt                                              $    299,875              $    306,093
       Accounts payable                                                                  4,799,488                10,127,962
       Accrued compensation and pension                                                  3,408,380                 3,139,062
       Accrued interest                                                                  4,787,037                 3,675,921
       Accrued expenses                                                                    647,254                   648,500
       Bank overdraft                                                                      911,119                 2,129,795
                                                                                      ------------              ------------
           Total current liabilities                                                    14,853,153                20,027,333

Long-term debt, less current portion                                                   171,889,606               149,809,706
Deferred compensation and pension                                                        2,048,846                 1,842,948
Deferred income taxes                                                                    3,331,000                 2,966,000


Series B, 13% Cumulative Preferred Stock, $0.01 par value; 25,0000 shares authorized, 6,246 shares issued and outstanding at June 30, 1999 and
     December 31, 1998, net of unamortized discount, including accrued stock
     Dividends                                                                           5,738,648                 5,277,000

Commitments and contingencies

Shareholders' deficiency:

       Common Stock, $.01 par value; 50,000,000 authorized at June 30, 1999, and
            December 31, 1998, 16,028,450 shares issued and outstanding at
             June 30, 1999 and December 31, 1998                                           160,285                   160,285
       Additional paid-in capital                                                        2,051,026                 2,051,026
       Accumulated deficit                                                             (38,037,914)              (37,864,701)
       Stock subscription receivable                                                                                 (48,931)
                                                                                      ------------              ------------
           Total shareholders' deficiency                                              (35,826,603)              (35,702,321)
                                                                                      ------------              ------------
           Total liabilities and shareholders' deficiency                             $162,034,650              $144,220,666
                                                                                      ============              ============

    The accompanying notes are an integral part of the unaudited financial statements.

                       Universal Hospital Services, Inc.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                 Six Months Ended June 30,
                                                                                        ----------------------------------------
                                                                                            1999                        1998
                                                                                        -------------               ------------
Cash flows from operating activities:
          Net income (loss)                                                             $     233,877               $ (5,177,415)
          Adjustments to reconcile net income (loss) to net
               cash provided by operating activities:
                 Depreciation                                                               8,767,186                  8,178,447
                 Amortization                                                               1,893,035                    776,304
                 Provision for doubtful accounts                                              501,301                     57,976
                 Loss on sale of equipment                                                    601,043                    532,996
                 Extraordinary charge less cash paid                                                                     303,314
                 Deferred income taxes                                                     (1,316,000)                (1,578,000)
          Changes in operating assets and liabilities, net of impact of acquisitions:
                 Accounts receivable                                                       (3,916,412)                  (996,040)
                 Inventories and other operating assets                                      (628,584)                (1,922,269)
                 Accounts payable and accrued expenses                                      3,132,852                  2,600,387
                                                                                        -------------               ------------
                 Net cash provided by operating activities                                  9,268,298                  2,775,700
                                                                                        -------------               ------------

Cash flows from investing activities:
          Rental equipment purchases                                                      (27,670,945)               (11,914,970)
          Property and office equipment purchases                                          (1,035,570)                  (294,750)
          Proceeds from disposition of rental equipment                                     1,273,254                    265,385
          Acquisitions                                                                       (845,000)
          Other                                                                              (434,329)                    27,080
                                                                                        -------------               ------------
                              Net cash used in investing activities                       (28,712,590)               (11,917,255)
                                                                                        -------------               ------------

Cash flows from financing activities:
          Proceeds under loan agreements                                                   57,175,000                 20,713,096
          Payments under loan agreements                                                  (35,331,360)               (84,734,914)
          Proceeds from issuance of common stock, net of offering costs                                              124,578,000
          Repurchase of common stock                                                                                 (45,557,865)
          Prepayment of deferred loan costs                                                (1,180,672)                (6,237,189)
          Tax benefit of nonqualified stock options                                                                    1,042,000
          Change in book overdraft                                                         (1,218,676)                  (661,573)
                                                                                        -------------               ------------
                 Net cash provided by financing activities                                 19,444,292                  9,141,555
                                                                                        -------------               ------------

Net change in cash and cash equivalents                                                           ---                        ---
Cash and cash equivalents at beginning of period                                                  ---                        ---
                                                                                        -------------               ------------
Cash and cash equivalents at end of period                                              $         ---               $        ---
                                                                                        =============               ============

Supplemental cash flow information:
          Interest paid                                                                 $   7,183,000               $  1,044,000
                                                                                        =============               ============
          Income taxes (received) paid                                                      ($223,000)              $    425,000
                                                                                        =============               ============
          Rental equipment purchases included in accounts payable                       $   1,814,000               $    787,000
                                                                                        =============               ============

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

     The interim financial statements presented herein as of June 30, 1999 and 1998, and for the three and six months ended June 30, 1999 and 1998, reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented. Except as discussed in Notes 3 and 5 below, these adjustments are all of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

     EMS rents respiratory equipment to hospitals and home care providers in Nashville. EMS also supplies disposable respiratory products used in connection with the respiratory equipment.

     Proforma Information

     The following summarizes unaudited proforma results of operations for the three months and six months ended June 30, 1998 assuming the acquisitions of HCI, PCH and MRS occurred as of January 1, 1998. The impact of the acquisition of EMS is not material.

                                           Three Months Ended   Six Months Ended
                                             June 30, 1998        June 30, 1998
                                             -------------        -------------
     Total Revenues                           $19,569,000          $40,468,000

     Net loss before extraordinary charge     $   188,000          $ 3,180,000

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

     During the first three months of 1998, the Company incurred $5.0 million of non-recurring expenses, consisting of legal, auditing, and other advisory related fees, associated with the Recapitalization.

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

     This change is estimated to have resulted in a reduction of depreciation expense for the three months and six months ended June 30, 1999 of approximately $0.8 million and $1.6 million, respectively.

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

Results of Operations

The following table provides information on the percentages of certain items of selected financial data bear to total revenues and also indicates the percentage increase or decrease of this information over the prior comparable period:

                                                            Percent of Total Revenues               Percentage Increase (Decrease)
                                                            -------------------------               -----------------------------
                                                    Three Months Ended       Six Months Ended       Qtr 2 1999       Six Months
                                                          June 30,               June 30,                              1999
                                                    1999         1998       1999            1998     Over Qtr 2    Over Six Months
                                                                                                       1998             1998
                                                   --------------------    ----------------------   -----------    ---------------
                                                      (Unaudited)              (Unaudited)          (Unaudited)      (Unaudited)
Revenues:

      Equipment rentals                                86.5%       92.9%     86.7%           92.5%       35.6%           35.0%
      Sales of supplies and equipment, and other       13.5%        7.1%     13.3%            7.5%      176.9%          155.7%
                                                   --------------------    ----------------------
             Total revenues                           100.0%      100.0%    100.0%          100.0%       45.6%           44.0%

Costs of rentals and sales:

      Cost of equipment rentals                        25.7%       24.2%     23.3%           23.1%       54.6%           45.6%
      Rental equipment depreciation                    19.7%       26.6%     18.3%           24.9%        7.7%            5.9%
      Cost of supplies and equipment sales              9.4%        4.9%      9.0%            4.9%      180.5%          160.6%
                                                   --------------------    ----------------------
             Total cost of rentals and sales           54.8%       55.7%     50.6%           52.9%       43.2%           37.7%
                                                   --------------------    ----------------------

Gross profit                                           45.2%       44.3%     49.4%           47.1%       48.6%           51.2%

Selling, general and administrative                    32.8%       29.4%     32.8%           29.9%       62.5%           58.5%
Recapitalization and transaction costs                  0.0%        0.0%      0.0%           15.9%         NM              NM
                                                   --------------------    ----------------------
Operating  income                                      12.4%       14.9%     16.6%            1.3%       21.2%             NM

Interest expense                                       20.0%       19.1%     18.9%           14.0%       52.8%           95.3%
                                                   --------------------    ----------------------

Loss before income taxes and extraordinary charge      (7.6%)      (4.2%)    (2.3%)         (12.7%)        NM              NM
                                                   --------------------    ----------------------

Benefit for income taxes:                              (7.5%)      (2.3%)    (2.8%)          (2.2%)        NM              NM


Net (loss) income before extraordinary charge          (0.1%)      (1.9%)     0.5%          (10.5%)        NM              NM

Extraordinary charge, net of tax benefit                0.0%        0.0%      0.0%            5.9%         NM              NM
                                                   --------------------    ----------------------

Net (loss) income                                      (0.1%)      (1.9%)     0.5%          (16.4%)        NM              NM
                                                   ====================    ======================

General

We are a leading nationwide provider of moveable medical equipment to more than 4,400 hospitals and alternate care providers through our equipment rental and outsourcing programs.

The following discussion addresses our financial condition as of June 30, 1999 and the results of operations and cash flows for the three months and six months ended June 30, 1999 and 1998. This discussion should be read in conjunction with the financial statements included elsewhere herein and the Management's Discussion and Analysis and Financial sections of our Form 10-K and Form S-4 filings filed with the Securities and Exchange Commission on March 31, 1999 and April 26, 1999, respectively.

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

Because the capital equipment procurement decisions of health care providers are significantly influenced by the regulatory and political environment for health care, historically we have experienced certain adverse operating trends in periods when significant health care reform initiatives were under consideration and uncertainty remained as to their likely outcome. To the extent general cost containment pressures on health care spending and reimbursement reform, or uncertainty as to possible reform, causes hospitals and alternate care providers to defer the procurement of medical equipment, reduce their capital expenditures or change significantly their utilization of medical equipment, there could be a material adverse effect on our business's financial condition and results of operations.

Recapitalization, Financing and Related Transactions

On November 25, 1997, the Board of Directors of the Company entered into the Merger Agreement with UHS Acquisition Corp. and J.W. Childs Equity Partners, L.P. and the Recapitalization was completed on February 25, 1998. (See footnote 3 to the financial statements).

Completed Acquisitions (See footnote 2 to the financial statements).

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

Equipment Rental Revenues

Equipment rental revenues were $19.0 million for the second quarter of 1999, representing a $5.0 million, or 35.6% increase from equipment rental revenues of $14.0 million for the same period of 1998. For the first six months of 1999, equipment rental revenues were $39.4 million, representing a $10.2 million, or 35.0% increase from rental revenues of $29.2 million for the same period of 1998. After giving affect to the acquisitions of HCI, PCH, MRS and EMS, equipment rental revenue would have increased 15.2% for both the second quarter and first six months of 1999, compared to the same periods in the prior year. The rental revenue increase resulted from the acquisitions of HCI, PCH, MRS and EMS, which contributed approximately $2.8 million during the second quarter and $5.5 million during the first half of 1999, combined with the continued growth at our acute care hospital customers and at both established and new district offices.

Sales of Supplies and Equipment, and Other

Sales of supplies and equipment, and other were $3.0 million for the second quarter of 1999, representing a $1.9 million, or 176.9%, increase from sales of supplies and equipment, and other of $1.1 million for the same period of 1998. For the first six months of 1999, sales of supplies and equipment, and other were $6.0 million, representing a $3.7 million, or 155.7% increase from sales of supplies and equipment, and other of $2.4 million for the same period of 1998. These increases are the result of the acquisitions of HCI, PCH, MRS and EMS, which have generated sales of supplies and equipment, and other of approximately $1.7 million in the second quarter and $3.5 million in the first half of 1999. PCH placed a greater emphasis on and generated approximately two thirds of its revenue from sales of disposables to health care providers.

Cost of Equipment Rentals

Cost of equipment rentals were $5.7 million for the second quarter of 1999, representing a $2.0 million, or 54.6%, increase from cost of equipment rentals of $3.7 million for the same period of 1998. For the first six months of 1999, cost of equipment rentals was $10.6 million, representing a $3.3 million, or 45.6% increase from cost of equipment rentals of $7.3 million for the same period of 1998. Cost of equipment rentals, as a percentage of equipment rental revenues, increased to 29.7% for the second quarter of 1999 from 26.1% for the same period of 1998. For the first six months of 1999, cost of equipment rentals, as a percentage of equipment rental revenues, increased to 26.9% from 25.0% for the same period of 1998. During the first six months of 1999, we experienced an increased amount of freight expense due to the movement of ventilators, as well as additional replacement costs resulting from used equipment purchases. As a percentage of equipment rental revenues, the cost of equipment rentals increased because the support staff salaries in the first quarter of 1998 were at a reduced level due to the high turnover during the 1997 period of ownership uncertainty.

Rental Equipment Depreciation

Rental equipment depreciation was $4.3 million for the second quarter of 1999, representing a $0.3 million, or 7.7% increase from rental equipment depreciation of $4.0 million for the same period of 1998. For the first six months of 1999, rental equipment depreciation was $8.3 million, representing a $0.5 million, or 5.9% increase from rental equipment depreciation of $7.8 million for the same period of 1998. Rental equipment depreciation as a percentage of equipment rental revenues decreased to 22.8% in the second quarter of 1999 from 28.7% for the same period of 1998. For the first six months of 1999, rental equipment depreciation, as a percentage of equipment rental revenues, decreased to 21.1% from 26.9% for the same period of 1998. These decreases were the result of the change in rental equipment depreciation lives from a range of five to seven years to seven years for all rental equipment (See footnote 5 to the financial statements). This change went into effect July 1, 1998. The change in rental equipment depreciation lives decreased rental equipment depreciation by approximately $0.8 million in the second quarter of 1999 and $1.6 million in the first six months of 1999.

Gross Profit

Total gross profit was $9.9 million for the second quarter of 1999, representing a $3.2 million, or 48.6% increase from total gross profits of $6.7 million for the same period of 1998. For the first six months of 1999, total gross profit was $22.4 million, representing a $7.6 million, or 51.2% increase from total gross profit of $14.8 million for the same period of 1998. Total gross profit increased to 45.2% of the total revenues for the second quarter of 1999 from 44.3% of total revenues for the same period of 1998. For the first six months of 1999, total gross profit, as a percentage of total revenues, increased to 49.4% from 47.1% for the same period of 1998. These increases are mainly due to the change in rental equipment depreciation lives partially offset by the increased cost of equipment rentals and change in the rental/sales mix as a result of acquisitions.

Gross profit on rentals represents equipment rental revenues reduced by the cost of equipment rentals and rental equipment depreciation. Gross profit on rentals increased to 47.5% for the second quarter of 1999 from 45.3% for the same period in 1998. For the first six months of 1999, gross profit on rental revenue increased to 52.0% from 48.1% for the same period of 1998. These increases were predominately due to the previously discussed change in rental equipment depreciation and cost of equipment rentals.

Gross margin on sales of supplies and equipment and other decreased to 30.5% in the second quarter of 1999 from 31.4% for the same period of 1998. For the first six months of 1999, gross profit on sales of supplies and equipment and other decreased to 32.9% from 34.2%. Gross profit dollars increased predominantly due to the increase in alternate care sales from PCH, HCI, MRS and EMS of approximately $2.2 million in the second quarter of 1999 and $4.9 million in the first six months of 1999.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $7.2 million in the second quarter of 1999, representing a $2.8 million, or 62.5% increase from selling, general and administrative expenses of $4.4 million for the same period of 1998. For the first six months of 1999, selling, general and administrative expenses were $14.9 million, representing a $5.5 million, or 58.5% increase from $9.4 million for the same period of 1998. The increase in the second quarter of 1999, over the comparable quarter in 1998, and the increase for the six month period, is a result of the acquisitions of HCI, PCH, MRS and EMS, an increase in employee count in 1999 over 1998, the impact of the promotional employee incentive plan and the impact of group administration fees. Selling, general and administrative expenses as a percentage of total revenue increased to 32.8% for the second quarter of 1999 from 29.4% for the same period in 1998. For the first six months of 1999, selling, general and administrative expenses as a percentage of total revenue increased to 32.9% from 29.9% for the same period of 1998. These increases are the result of amortization of goodwill from the acquisitions and debt financing costs in addition to the previously mentioned items.

Recapitalization and Transaction Costs

During the first three months of 1998, we incurred $5.0 million of non-recurring expenses, consisting primarily of legal, accounting, and other advisory related fees, associated with our recapitalization.

Interest Expense

Interest expense was $4.4 million for the second quarter of 1999, representing a $1.5 million, or 52.8% increase from interest expense of $2.9 million in the same period of 1998. For the first six months of 1999, interest expense was $8.6 million, representing a $4.2 million, or 95.3% increase from $4.4 million for the same period of 1998. These increases primarily reflect our recapitalization, incremental borrowings associated with capital equipment additions and the acquisitions of HCI, PCH, MRS and EMS. Average borrowings increased to $174.8 million during the second quarter of 1999 from $113.0 million for the same period in 1998 and from $90.4 million during the first six months of 1998, to $167.5 million for the first six months of 1999.

Income Taxes

Our effective income tax rate for the first six months of 1999 was 122.0% compared to a statutory income tax rate of 34.0%, primarily due to amortization of goodwill that is not deductible for income tax purposes.

Extraordinary Charge

As a result of our recapitalization and Senior Note issuance in the first quarter of 1998, we prepaid existing notes and a credit facility totaling $35.5 million, incurred a prepayment penalty of $2.9 million, and wrote off deferred finance costs of $0.3 million. This amount was reduced by the tax affect of these expenses of approximately $1.3 million.

Net Loss

The Company incurred a net loss of $0.02 million during the second quarter of 1999, as a result of interest expenses due primarily to our recapitalization in 1998. The first six months of 1999 resulted in net income of $0.2 million.

EBITDA

We believe earnings before interest, taxes, depreciation, and amortization ("EBITDA") to be a measurement of operating performance. EBITDA for the second quarter of 1999 was $8.2 million versus $6.9 million for the same period of 1998. For the first six months of 1999, EBITDA was $18.2 million versus $9.4 million for the same period of 1998. Adjusted EBITDA, which adjusts for non-recurring recapitalization and transaction costs, for the first six months of 1999 was $18.2 million and $14.4 million for the corresponding period of 1998. There were no adjustments to EBITDA in the comparable second quarter periods.

Quarterly Financial Information: Seasonality

Quarterly operating results are typically affected by seasonal factors. Historically, our first and fourth quarters are the most profitable, reflecting increased hospital utilization during the fall and winter months.

Liquidity and Capital Resources

Historically, we have financed our equipment purchases through internally generated funds and borrowings under our existing revolving credit facility. As an asset intensive business, we have required continued access to capital to support the acquisition of equipment for rental to our customers. Exclusive of acquisitions, we expect to purchase approximately $40.0 million of rental equipment in 1999, of which approximately $10.5 million is estimated to be maintenance capital expenditures.

During the first six months of 1999 and 1998, net cash flows provided by operating activities were $9.3 million and $2.8 million, respectively. Net cash flows used in investing activities were $28.7 million and $11.9 million, in each of these periods. Net cash flows provided by financing activities were $19.4 million and $9.1 million, respectively.

Our principal sources of liquidity are expected to be cash flows from operating activities and borrowings under our revolving credit facility. It is anticipated that our principal uses of liquidity will be to fund capital expenditures related to purchases of movable medical equipment, provide working capital, meet debt service requirements and finance our strategic plans.

As of June 30, 1999, we are capitalized with $135.0 million of outstanding notes and with $40.8 million outstanding loans under our $50.0 million senior revolving credit facility. Interest on loans outstanding under our revolving credit facility is payable at a rate per annum, selected at the option of the Company, equal to the Base Rate plus a margin of 1.00% (the "Base Rate Margin"), or the adjusted Eurodollar Rate plus a margin of 2.25% (the "Eurodollar Rate Margin"). The Eurodollar Rate Margin and the Base Rate Margin used to calculate such interest rates may be adjusted if we satisfy certain leverage ratios. Our revolving credit facility contains restrictive covenants which, among other things, limit us from entering into additional indebtedness, dividends, transactions with affiliates, assets sales, acquisitions, mergers, and consolidations, liens and encumbrances and prepayments of other indebtedness.

On January 26, 1999, we issued an additional $35.0 million of our 10.25% Senior Notes and received proceeds of approximately $29.8 million, net of the original issue discount. The proceeds were used to reduce borrowing under our revolving credit facility.

Due to our growth in rental revenue, which exceeded our expectations and our anticipated capital equipment additions of approximately $40 million, we are exploring additional sources of financing. If we are unsuccessful in finding such additional financing, we will re-evaluate our capital needs, which will reflect our financing capacity along with anticipated cash from operations. We believe that our ability to repay the Notes and amounts outstanding under our revolving credit facility at maturity will require additional financing. There can no assurance, however, that any such financing will be available at such time to us, or that any such financing will be on terms favorable to us. In addition, we continually evaluate potential acquisitions and expect to fund acquisitions from our available sources of liquidity, including borrowings under our revolving credit facility.

Our expansion and acquisition strategy may require substantial capital, and no assurance can be given that we will be able to raise any necessary additional funds through bank financing or the issuance of equity or debt securities on terms acceptable to us, if at all.

In the first quarter of 1998, we incurred non-recurring costs related to our recapitalization of approximately $8.9 million, including $3.2 million in severance expense to certain non-continuing members of management, $2.8 million ($1.4 million net of tax) for prepayment penalties on existing loans and write-off of corresponding loan origination fees, $1.2 million in investment banker fees, and approximately $1.7 million in additional recapitalization expenses (of which $0.6 million was recorded directly to equity).

The Year 2000 Issue

Many currently installed computer systems and software are coded to accept only two-digit entries in the data code fields. These data code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. This problem could result in system failures or miscalculations causing disruptions of business operations (including, among other things, a temporary inability to process transactions, send invoices or engage in other similar business activities). As a result, many companies' computer systems and software will need to be upgraded or replaced in order to comply with Year 2000 requirements. The potential global impact of the Year 2000 problem is not known, and, if not corrected in a timely manner, could affect the Company, the United States and the world economy generally.

Our Quality Assurance Department procedures currently contain steps to include Year 2000 compliance verification for all current and future rental products. We have been contacting the rental equipment manufacturers regarding Year 2000 compliance. The equipment generally falls into four categories:

 .    Equipment that is currently Year 2000 compatible,

 .    Equipment that does not need date processing and therefore is compatible,

 .    Equipment that will require the date to be manually reset (The equipment will continue to function but may record or print out the incorrect year),

 .    Equipment that will require software or hardware upgrades (The upgrades will be completed by our technicians. It is estimated that the costs of the upgrades, will be approximately $310,000, of which approximately $50,000 of labor and approximately $60,000 in parts and software has been incurred through June 30, 1999.), and

 .    Equipment that will need to be disposed (We anticipate the net book value of this equipment will be immaterial and will be disposed of over the next two quarters.).

We believe approximately 90% of our equipment is currently Year 2000 compliant, and we believe that compliance for all of our products will be achieved prior to January 1, 2000.

We are currently using line management to address internal and external Year 2000 issues. Our internal financial and other computer systems are being reviewed to assess and remediate Year 2000 problems. Our assessment of internal systems includes our informational technology ("IT") as well as non-IT systems. Our Year 2000 IT compliance program includes the following phases: identifying systems that need to be modified or replaced; carrying out remediation work to modify existing systems or convert to new systems; and conducting validation testing of systems and applications to ensure compliance. We are currently carrying out all phases of the compliance program. We formed a project team in the first quarter of 1999 consisting of representatives from our Information Technology, Finance, Quality Assurance, Sales, and Legal Departments to address other internal and external Year 2000 issues.

The amount of remediation work required to address Year 2000 problems is not expected to be extensive. We have or are currently replacing certain financial and operational systems, and we believe that the new equipment and software substantially addresses Year 2000 issues. However, we will be required to modify some of our existing software in order for the computer systems to function properly in the year 2000 and thereafter. We estimate that we will complete our Year 2000 compliance program for all of our significant internal systems no later than September 30, 1999.

In addition, we are requesting and will continue to gain assurances from our major suppliers that the suppliers are addressing the Year 2000 issue and that products purchased by us from such suppliers will function properly in the year 2000. Also, contacts are being made with our customers. These actions are intended to help mitigate the possible external impact of the Year 2000 problem. However, it is impossible to fully assess the potential consequences in the event service interruptions from suppliers occur or in the event that there are disruptions in such infrastructure areas such as utilities, communications, transportation, banking and government.

The total estimated cost for resolving the Company's Year 2000 IT issues is approximately $425,000, of which approximately $75,000 was charged to earnings in 1998 and $185,000 has been charged during the first six months of 1999. The total cost estimate includes the cost of replacing non-compliant systems as a remediation cost in cases where the company has accelerated plans to replace such systems. Estimates of Year 2000 costs are based on numerous assumptions, and there can be no assurance that the estimates are correct or that the actual cost will not be materially greater than anticipated.

Based on its assessments to date, we believe we will not experience any material disruption as a result of Year 2000 problems in information processing or interface with customers, or with processing orders and billing. However, if certain critical third-party providers, such as those providers supplying electricity, water or telephone service, experience difficulties resulting in disruption of service to us, a shutdown of our operations at individual facilities could occur for the duration of the disruption. We have not yet developed a contingency plan to provide for continuity of processing in such event of various problem scenarios, but we will assess the need to develop such a plan based on the outcome of our validation phase of our Year 2000 compliance program and the results of surveying our major suppliers and customers. Assuming no major disruptions in service from utility companies, or other critical third-party providers, we believe that we will be able to manage our total Year 2000 transition without any material effect on our results of operations or financial condition.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company does not have any liquid investments. Cash is kept to a minimum through our use of the Company's Revolving Credit Facility. The Company's exposure to interest rate risk is mainly through its borrowing under its secured Senior Revolving Credit Facility. The Company was primarily exposed to the London Interbank Offered Rate (LIBOR) interest rate on its borrowings under the Revolving Credit Facility. The Company does not use derivative financial instruments.

Part II - Other Information

Item 1.  Legal Proceedings

Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          (12)   Ratio of Earnings to Fixed Charges

     (b)  Reports on Form 8-K:

          None

SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date:  August 12, 1999


                                       Universal Hospital Services, Inc.

                                       By  /s/ David E. Dovenberg
                                           David E. Dovenberg,
                                           President and Chief Executive Officer


                                       By  /s/ Gerald L. Brandt
                                           Gerald L. Brandt,
                                           Vice President of Finance and
                                           Chief Financial Officer

                       Universal Hospital Services, Inc.

EXHIBIT INDEX TO REPORT ON FORM 10-Q


                                    Exhibit
Number      Description                                                Page
------      -----------                                                ----
12          Ratio of Earnings to Fixed Charges                          19