Form 10-Q
period 1999-09-30
UNIVERSAL HOSPITAL SERVICES INC
filed 1999-11-12
CIK 886171

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1999

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        Universal Hospital Services, Inc.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                              Three Months Ended               Nine Months Ended
                                                                September 30,                    September 30,
                                                          ---------------------------     -----------------------------
                                                             1999           1998              1999            1998
                                                          ------------   ------------     --------------  -------------
Revenues:

     Equipment rentals                                     $18,574,159    $15,334,184        $57,931,109    $44,494,058
     Sales of supplies and equipment, and other              2,833,329      2,228,127          8,883,274      4,594,563
                                                          ------------   ------------     --------------  -------------
        Total revenues                                      21,407,488     17,562,311         66,814,383     49,088,621

Costs of rentals and sales:

     Cost of equipment rentals                               5,439,827      4,010,706         16,036,294     11,287,095
     Rental equipment depreciation                           4,655,000      2,805,000         12,960,000     10,650,000
     Loss on disposition of Bazooka Beds                                    2,866,119                         2,866,119
     Cost of supplies and equipment sales                    2,044,637      1,441,592          6,103,662      2,999,452
                                                          ------------   ------------     --------------  -------------
        Total cost of rentals and sales                     12,139,464     11,123,417         35,099,956     27,802,666
                                                          ------------   ------------     --------------  -------------

Gross profit                                                 9,268,024      6,438,894         31,714,427     21,285,955

Selling, general and administrative                          6,788,526      5,572,732         21,719,305     14,991,969
Recapitalization and transaction costs                                                                        5,027,905
                                                          ------------   ------------     --------------  -------------
Operating income                                             2,479,498        866,162          9,995,122      1,266,081

Interest expense                                             4,569,094      3,258,101         13,147,841      7,650,415
                                                          ------------   ------------     --------------  -------------

Loss before benefit for income taxes and extraordinary      (2,089,596)    (2,391,939)        (3,152,719)    (6,384,334)
charge

Provision (benefit) for income taxes                         1,017,000       (391,000)          (280,000)    (1,069,000)
                                                          ------------   ------------     --------------  -------------
Net loss before extraordinary charge                        (3,106,596)    (2,000,939)        (2,872,719)    (5,315,334)

Extraordinary charge, net of deferred tax benefit
of $1,300,000                                                                                                 1,863,020
                                                          ------------   ------------     --------------  -------------
Net loss                                                   ($3,106,596)   ($2,000,939)       ($2,872,719)   ($7,178,354)
                                                          ============   ============     ==============  =============


                   The accompanying notes are an integral
                  part of the unaudited financial statements.

                        Universal Hospital Services, Inc.

                                 BALANCE SHEETS
                                     ASSETS

                                                                               September 30,   December 31,
                                                                                   1999            1998
                                                                               -------------   ------------
                                                                                (Unaudited)
Current assets:
       Cash                                                                 $     1,733,807
       Accounts receivable, less allowance for doubtful accounts of
          $1,100,000 and $964,000 at September 30, 1999 and December 31,
          1998, respectively                                                     21,535,448   $  17,900,816
       Inventories                                                                3,924,429       2,617,019
       Deferred income taxes                                                      1,163,000         499,000
       Other current assets                                                       1,060,103       1,669,790
                                                                            ---------------   -------------
           Total current assets                                                  29,416,787      22,686,625

Property and equipment:
       Rental equipment, at cost less accumulated depreciation                   87,078,759      73,057,730
       Property and office equipment, at cost less accumulated depreciation       4,523,840       3,496,370
                                                                            ---------------   -------------
           Total property and equipment, net                                     91,602,599      76,554,100

Intangible and other assets:
       Goodwill, less accumulated amortization                                   36,482,682      37,924,246
       Other primarily deferred financing costs, less accumulated
          amortization                                                            7,504,711       7,055,695
                                                                            ---------------   -------------
           Total assets                                                     $   165,006,779   $ 144,220,666
                                                                            ===============   =============

                                      LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
       Current portion of long-term debt                                           $298,420        $306,093
       Accounts payable                                                           8,633,784      10,127,962
       Accrued compensation and pension                                           3,091,392       3,139,062
       Accrued interest                                                           1,362,454       3,675,921
       Accrued expenses                                                             668,604         648,500
       Bank overdraft                                                                             2,129,795
                                                                            ---------------   -------------
           Total current liabilities                                             14,054,654      20,027,333

Long-term debt, less current portion                                            178,656,288     149,809,706
Deferred compensation and pension                                                 2,140,193       1,842,948
Deferred income taxes                                                             3,331,000       2,966,000

Series B, 13% Cumulative Preferred Stock, $0.01 par value; 25,0000 shares authorized, 6,246 shares issued and outstanding at September 30, 1999 and December 31, 1998, net of unamortized discount, including accrued
   stock dividends                                                                5,972,809       5,277,000

Commitments and contingencies

Shareholders' deficiency:

       Common Stock, $.01 par value; 50,000,000 authorized at September 30,
          1999, and December 31, 1998, 16,023,240 shares issued and
          outstanding at September 30, 1999 and 16,028,450 shares issued
          and outstanding at December 31, 1998                                      160,232         160,285
       Additional paid-in capital                                                 2,043,003       2,051,026
       Accumulated deficit                                                      (41,351,400)    (37,864,701)
       Stock subscription receivable                                                                (48,931)
                                                                            ---------------   -------------
           Total shareholders' deficiency                                       (39,148,165)    (35,702,321)
                                                                            ---------------   -------------
           Total liabilities and shareholders' deficiency                   $   165,006,779   $ 144,220,666
                                                                            ===============   =============


                     The accompanying notes are an integral
                  part of the unaudited financial statements.

                        Universal Hospital Services, Inc.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Nine Months Ended September 30,
                                                                        -------------------------------
                                                                             1999            1998
                                                                          -----------    ------------
Cash flows from operating activities:
              Net loss                                                    ($2,872,719)   ($7,178,354)
              Adjustments to reconcile net loss to net
                   cash provided by operating activities:
                     Depreciation                                          13,656,840     11,202,345
                     Amortization                                           2,844,996      1,481,291
                     Provision for doubtful accounts                          597,945        164,767
                     Loss on sale of equipment                                769,657      3,189,674
                     Extraordinary charge less cash paid                                     303,314
                     Deferred income taxes                                   (299,000)    (2,023,000)
              Changes in operating assets and liabilities, net
                 of impact of acquisitions:
                     Accounts receivable                                   (3,853,426)    (1,167,595)
                      Inventories and other operating assets               (1,086,723)    (2,415,937)
                     Accounts payable and accrued expenses                  4,413,388       (951,052)
                                                                        -------------   ------------
                     Net cash provided by operating activities             14,170,958      2,605,453
                                                                        -------------   ------------

Cash flows from investing activities:
              Rental equipment purchases                                  (35,890,626)   (16,704,942)
              Property and office equipment purchases                      (1,743,989)      (685,981)
              Proceeds from disposition of rental equipment                 1,505,478        754,599
              Acquisitions                                                   (845,000)   (33,869,383)
              Other                                                          (616,750)         6,709
                                                                        -------------   ------------
                     Net cash used in investing activities                (37,590,887)   (50,498,998)
                                                                        -------------   ------------

Cash flows from financing activities:
              Proceeds under loan agreements                               70,375,000    162,287,399
              Payments under loan agreements                              (41,898,486)   (51,091,978)
              Proceeds from issuance of common stock, net of
                 offering costs                                                           21,518,162
              Proceeds from issuance of preferred stock                                    6,000,000
              Repurchase of common stock                                       (8,076)   (84,734,914)
              Prepayment of deferred loan costs                            (1,184,907)    (6,780,927)
              Tax benefit of nonqualified stock options                                    1,042,000
              Change in book overdraft                                     (2,129,795)      (346,197)
                                                                        -------------   ------------
                     Net cash provided by financing activities             25,153,736     47,893,545
                                                                        -------------   ------------

Net change in cash and cash equivalents                                     1,733,807            ---
Cash and cash equivalents at beginning of period                                  ---            ---
                                                                        -------------   ------------
Cash and cash equivalents at end of period                              $   1,733,807   $        ---
                                                                        =============   ============

Supplemental cash flow information:
               Interest paid                                            $  15,017,000   $  6,708,000
                                                                        =============   ============
               Income taxes (received) paid                                 ($213,000)  $    425,000
                                                                        =============   ============
               Rental equipment purchases included in accounts payable  $   1,323,000   $  1,806,000
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

     The interim financial statements presented herein as of September 30, 1999 and 1998, and for the three and nine months ended September 30, 1999 and 1998, reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented. Except as discussed in Notes 3 and 6 below, these adjustments are all of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

     Proforma Information

     The following summarizes unaudited proforma results of operations for the three months and nine months ended September 30, 1998 assuming the acquisitions of HCI, PCH and MRS occurred as of January 1, 1998. The impact of the acquisition of EMS is not material.

                                        Three Months Ended    Nine Months Ended
                                        September 30, 1998    September 30, 1998
                                        ------------------    ------------------
     Total Revenues                        $19,549,000            $60,015,000
     Net loss before
       extraordinary charge                 $2,283,000             $5,261,000

     Vital Choice Medical Systems, Inc.

     On October 26, 1999, the Company acquired Vital Choice Medical Systems, Inc. pursuant to a Stock Purchase Agreement among the Company and the shareholders of Vital Choice. Under the agreement, the Company acquired all of the outstanding capital stock of Vital Choice for approximately $5.5 million, including the repayment of approximately $2.1 million of outstanding indebtedness of Vital Choice. The source of funds was from the new Credit Facility (see note 5 below).

     Vital Choice rents medical equipment to hospitals and alternate care facilities from three locations in central and northern
     California--Oakland, Fresno, and Sacramento. Vital Choice also supplies disposable medical products used in connection with rental equipment and provides a variety of biomedical services.

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

5.   New Revolving Credit Facility

     On October 25, 1999, the Company entered into a new Revolving Credit Facility with six banks, which consists of a $77.5 million senior secured revolving credit facility which will terminate on October 31, 2004. On October 25, 1999, $48.9 million was drawn down on the facility. Borrowings were used to pay off the existing Revolving Credit Facility, pay financing expenses and for our other general working capital needs. The facility is collateralized by substantially all the assets of the Company.

     Interest on loans outstanding are payable at a rate per annum, selected at the Company's option, equal to the Base Rate Margin (the Banks Base Rate plus 1.75%) or the adjusted Eurodollar Rate Margin (3.00% over the adjusted Eurodollar Rate). Commencing April 30, 2000, the Banks Base Rate and the Eurodollar Rate used to calculate such interest rates may be adjusted if the Company satisfies certain leverage ratios. Interest on borrowings at the Base Rate shall be paid quarterly. Interest on borrowings at the Eurodollar Rate shall be paid at the end of the corresponding Eurodollar loan.

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

6.   Change in Rental Equipment Depreciation Life

     Effective July 1, 1998, the Company changed the estimated remaining useful lives of all of its rental equipment from a range of five to seven years to seven years. These revised useful lives more closely reflect the expected remaining lives of the Company's rental equipment.

     This change is estimated to have resulted in a reduction of depreciation expense for the three months ended September 30, 1999 and 1998 of approximately $1.0 million and $1.5 million, respectively. For the first nine months of 1999 and 1998, the reduction of depreciation expense was approximately $2.6 million and $1.5 million, respectively.

7.   Loss on Disposition of Bazooka Beds

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

Results of Operations

The following table provides information on the percentages of certain items of selected financial data bear to total revenues and also indicates the percentage increase or decrease of this information over the prior comparable period:

                                                 Percent of Total Revenues              Percentage Increase (Decrease)
                                          --------------------------------------------  ------------------------------
                                           Three Months Ended     Nine Months Ended       Qtr 3 1999     Nine Months
                                              September 30,         September 30,                           1999
                                            1999        1998      1999         1998       Over Qtr 3      Over Nine
                                                                                             1998        Months 1998
                                          -------------------- -----------------------    -----------    ------------
                                             (Unaudited)            (Unaudited)           (Unaudited)    (Unaudited)
Revenues:

    Equipment rentals                       86.8%       87.3%     86.7%       90.6%          21.1%          30.2%
    Sales of supplies and equipment,
       and other                            13.2%       12.7%     13.3%        9.4%          27.2%          93.3%
                                          --------------------  -------------------
           Total revenues                  100.0%      100.0%    100.0%      100.0%          21.9%          36.1%

Costs of rentals and sales:

    Cost of equipment rentals               25.4%       22.8%     24.0%       23.0%          35.6%          42.1%
    Rental equipment depreciation           21.7%       16.0%     19.4%       21.7%          66.0%          21.7%
    Loss on disposition of Bazooka Beds                 16.3%                  5.8%            NM             NM
    Cost of supplies and equipment sales     9.6%        8.2%      9.1%        6.1%          41.8%         103.5%
                                          --------------------  -------------------
           Total cost of rentals and sales  56.7%       63.3%     52.5%       56.6%           9.1%          26.2%
                                          --------------------  -------------------

Gross profit                                43.3%       36.7%     47.5%       43.4%          43.9%          49.0%

Selling, general and administrative         31.7%       31.7%     32.5%       30.6%          21.8%          44.9%
Recapitalization and transaction costs                                        10.2%            NM             NM
                                          --------------------  -------------------
Operating income                            11.6%        5.0%     15.0%        2.6%         186.3%         689.5%

Interest expense                            21.3%       18.6%     19.7%       15.6%          40.2%          71.9%
                                          --------------------  -------------------

Loss before income taxes and
   extraordinary charge                     (9.7%)     (13.6%)    (4.7%)     (13.0%)           NM             NM
                                          --------------------  -------------------

Provision (benefit) for income taxes:        4.8%      (2.2%)     (0.4%)      (2.2%)           NM             NM

Net loss before extraordinary charge       (14.5%)     (11.4%)    (4.3%)     (10.8%)           NM             NM

Extraordinary charge, net of tax benefit                                       3.8%            NM             NM
                                          --------------------  -------------------

Net loss                                   (14.5%)     (11.4%)    (4.3%)     (14.6%)           NM             NM
                                          ====================  ===================


General

We are a leading nationwide provider of moveable medical equipment to more than 4,400 hospitals and alternate care providers through our equipment rental and outsourcing programs.

The following discussion addresses our financial condition as of September 30, 1999 and the results of operations and cash flows for the three months and nine months ended September 30, 1999 and 1998. This discussion should be read in conjunction with the financial statements included elsewhere herein and the Management's Discussion and Analysis and Financial sections of our Form 10-K and Form S-4 filings filed with the Securities and Exchange Commission on March 31, 1999 and April 26, 1999, respectively.

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

Industry Assessment

UHS' business may be significantly affected by, and the success of our growth strategies depends on, the availability and nature of reimbursements to hospitals and other health care providers for their medical equipment costs under federal programs such as Medicare, and by other third party payors. Our customers, primarily hospitals and alternate care providers, have been and continue to be faced with cost containment pressures and uncertainties with respect to health care reform and reimbursement. There has been, and we believe there will continue to be, a transition toward fixed, per-capita payment systems and other risk-sharing mechanisms. Under its prospective payment system, the Health Care Financing Administration, which determines Medicare reimbursement levels, reimburses hospitals for medical treatment at fixed rates according to diagnostic related groups without regard to the individual hospital's actual cost. In July 1998, the HCFA changed the way it reimburses nursing homes to a similar prospective payment system. The Balanced Budget Act of 1997 significantly reduced the growth in federal spending on Medicare and Medicaid over the next five years.

We believe our Pay-Per-Use and other rental programs respond favorably to the current industry environment by providing high quality equipment through programs which help health care providers improve their efficiency while effectively matching costs to patient needs, wherever that care is being provided. While our strategic focus appears consistent with health care providers' efforts to contain costs and improve efficiencies, there can be no assurances as to how health care reform will ultimately evolve and the impact it will have on us.

Because the capital equipment procurement decisions of health care providers are significantly influenced by the regulatory and political environment for health care, our operating results historically have been adversely affected in periods when significant health care reform initiatives were under consideration and uncertainty remained as to their likely outcome. To the extent general cost containment pressures on health care spending and reimbursement reform, or uncertainty as to possible reform, causes hospitals and alternate care providers to defer the procurement of medical equipment, reduce their capital expenditures or change significantly their utilization of medical equipment, there could be a material adverse effect on our business's financial condition and results of operations.

Recapitalization, Financing and Related Transactions

On November 25, 1997, our Board of Directors entered into the Merger Agreement with UHS Acquisition Corp. and J.W. Childs Equity Partners, L.P. and the Recapitalization was completed on February 25, 1998. (See footnote 3 to the financial statements).

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

On October 26, 1999, we completed the purchase of Vital Choice Medical Systems, Inc., a privately held company headquartered in Visalia, California.

Equipment Rental Revenues

Equipment rental revenues were $18.6 million for the third quarter of 1999, representing a $3.3 million or 21.1% increase from equipment rental revenues of $15.3 million for the same period of 1998. For the first nine months of 1999, equipment rental revenues were $57.9 million, representing a $13.4 million or 30.2% increase from rental revenues of $44.5 million for the same period of 1998. After giving affect to the acquisitions of HCI, PCH, MRS and EMS, equipment rental revenue would have increased 12.3% for the third quarter and 13.7% for the first nine months of 1999, compared to the same periods in the prior year. The rental revenue increase resulted from the acquisitions of HCI, PCH, MRS and EMS, combined with the continued growth at our acute care hospital customers and at both established and new district offices. The strong growth in rental revenues was partially offset by price concessions to certain Group Purchasing Organizations (GPO) to achieve preferred vendor relationships.

Sales of Supplies and Equipment, and Other

Sales of supplies and equipment and other were $2.8 million for the third quarter of 1999, representing a $0.6 million, or 27.2%, increase from sales of supplies and equipment, and other of $2.2 million for the same period of 1998. For the first nine months of 1999, sales of supplies and equipment, and other were $8.9 million, representing a $4.3 million, or 93.3% increase from sales of supplies and equipment, and other of $4.6 million for the same period of 1998. These increases are the result of the acquisitions of HCI, PCH, MRS and EMS. PCH placed a greater emphasis on and generated approximately two thirds of its revenue from sales of disposables to health care providers.

Cost of Equipment Rentals

Cost of equipment rentals were $5.4 million for the third quarter of 1999, representing a $1.4 million, or 35.6%, increase from cost of equipment rentals of $4.0 million for the same period of 1998. For the first nine months of 1999, cost of equipment rentals was $16.0 million, representing a $4.7 million or 42.1% increase from cost of equipment rentals of $11.3 million for the same period of 1998. Cost of equipment rentals, as a percentage of equipment rental revenues, increased to 29.3% for the third quarter of 1999 from 26.2% for the same period of 1998. For the first nine months of 1999, cost of equipment rentals, as a percentage of equipment rental revenues, increased to 27.7% from 25.4% for the same period of 1998 as a result of GPO pricing concessions, increased amount of freight expense, and additional replacement parts cost as a result of used equipment purchases. Furthermore, the percentage was also impaired as the support staff salaries in the first quarter of 1998 were at a reduced level due to the high turnover during the 1997 period of ownership uncertainty.

Rental Equipment Depreciation

Rental equipment depreciation was $4.7 million for the third quarter of 1999, representing a $1.9 million or 66.0% increase from rental equipment depreciation of $2.8 million for the same period of 1998. For the first nine months of 1999, rental equipment depreciation was $13.0 million, representing a $2.3 million or 21.7% increase from rental equipment depreciation of $10.7 million for the same period of 1998. Rental equipment depreciation as a percentage of equipment rental revenues increased to 25.1% in the third quarter of 1999 from 18.3% for the same period of 1998. For the first nine months of 1999, rental equipment depreciation, as a percentage of equipment rental revenues, decreased to 22.4% from 23.9% for the same period of 1998. These deviations were the result of the change in rental equipment depreciation lives from a range of five to seven years to seven years for all rental equipment (See footnote 6 to the financial statements). This change went into effect July 1, 1998. The change in rental equipment depreciation lives decreased rental equipment depreciation by approximately $1.0 million in the third quarter of 1999 and $2.6 million in the first nine months of 1999. The reduction of depreciation expense was approximately $1.5 million in the third quarter and first nine months of 1998.

Loss on Disposal of Bazooka Beds

Our utilization of Bazooka Beds in its rental pool had been below the desired level and had declined steadily during 1997 and 1998. We acquired the equipment pool of Bazooka portable specialty beds under an exclusive agreement, which we terminated in March 1996. Because of the continued decline in utilization, we decided to dispose of approximately 1,700 excess Bazooka Beds and associated products. The disposition of the units resulted in a loss of $2.9 million in the third quarter of 1998. Approximately 750 units of Bazooka Beds were retained for rental purposes.

Gross Profit

Total gross profit was $9.3 million for the third quarter of 1999 and 1998, representing no change in total gross profits, exclusive of the loss on disposition of Bazooka Beds. For the first nine months of 1999, total gross profit was $31.7 million, representing a $7.5 million, or 31.3% increase from total gross profit, of $24.2 million for the same period of 1998, exclusive of the loss on disposition of Bazooka Beds. Total gross profit decreased to 43.3% of the total revenues for the third quarter of 1999 from 53.0% of total revenues for the same period of 1998. For the first nine months of 1999, total gross profit, as a percentage of total revenues, decreased to 47.5% from 49.2% for the same period of 1998, exclusive of the loss on disposition of Bazooka Beds. These decreases are mainly due to the increased cost of equipment rentals discussed above and changes in the rental/sales mix as a result of acquisitions partially offset by the decrease in rental equipment depreciation expense.

Gross profit on rentals represents equipment rental revenues reduced by the cost of equipment rentals and rental equipment depreciation. Gross profit on rentals decreased to 45.7% for the third quarter of 1999 from 55.6% for the same period in 1998. For the first nine months of 1999, gross profit on rental revenue decreased to 49.9% from 50.7% for the same period of 1998. These decreases were predominately due to the previously discussed GPO price concessions, cost of equipment rentals as well as the increased depreciation from capital equipment purchases that were partially offset by increased rental revenues.

Gross margin on sales of supplies and equipment and other decreased to 27.8% in the third quarter of 1999 from 35.3% for the same period of 1998. For the first nine months of 1999, gross profit on sales of supplies and equipment and other decreased to 31.3% from 34.7%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $6.8 million in the third quarter of 1999, representing a $1.2 million, or 21.8% increase from selling, general and administrative expenses of $5.6 million for the same period of 1998. For the first nine months of 1999, selling, general and administrative expenses were $21.7 million, representing a $6.7 million, or 44.9% increase from $15.0 million for the same period of 1998. The increase in the third quarter of 1999, over the comparable quarter in 1998, and the increase for the nine month period, is a result of the acquisitions of HCI, PCH, MRS and EMS, an increase in employee count in 1999 over 1998, the impact of the promotional employee incentive plan, the amortization of goodwill from acquisitions and debt financing costs, additional costs related to our Year 2000 compliance program and the impact of GPO administration fees. Selling, general and administrative expenses as a percentage of total revenue were 31.7% for the third quarter of 1999 and for the same period in 1998. For the first nine months of 1999, selling, general and administrative expenses as a percentage of total revenue increased to 32.5% from 30.6% for the same period of 1998. These increases are due to the previously mentioned items.

Recapitalization and Transaction Costs

During the first three months of 1998, we incurred $5.0 million of non-recurring expenses, consisting primarily of legal, accounting, and other advisory related fees, associated with our recapitalization.


Interest Expense

Interest expense was $4.6 million for the third quarter of 1999, representing a $1.3 million, or 40.2% increase from interest expense of $3.3 million in the same period of 1998. For the first nine months of 1999, interest expense was $13.1 million, representing a $5.4 million, or 71.9% increase from $7.7 million for the same period of 1998. These increases primarily reflect our recapitalization, incremental borrowings associated with capital equipment additions and the acquisitions of HCI, PCH, MRS and EMS. Average borrowings increased to $177.9 million during the third quarter of 1999 from $131.9 million for the same period in 1998 and from $104.9 million during the first nine months of 1998, to $170.8 million for the first nine months of 1999.

Income Taxes

Our effective income tax rate for the first nine months of 1999 was 8.9% compared to a statutory income tax rate of 34.0%, primarily due to amortization of goodwill that is not deductible for income tax purposes. The effective income tax rate for the first nine months of 1999 is management's estimate of the full year 1999 effective rate.

Extraordinary Charge

As a result of our recapitalization and Senior Note issuance in the first quarter of 1998, we prepaid existing notes and a credit facility totaling $35.5 million, incurred a prepayment penalty of $2.9 million, and wrote off deferred finance costs of $0.3 million. This amount was reduced by the tax affect of these expenses of approximately $1.3 million.

Net Loss

We incurred a net loss of $3.1 million during the third quarter of 1999, as a result of interest expenses due primarily to our recapitalization in 1998 and subsequent acquisitions. The first nine months of 1999 resulted in a net loss of $2.9 million.

EBITDA

We believe earnings before interest, taxes, depreciation, and amortization ("EBITDA") to be a measurement of operating performance. EBITDA for the third quarter of 1999 was $8.3 million versus $4.6 million for the same period of 1998. For the first nine months of 1999, EBITDA was $26.5 million versus $13.9 million for the same period of 1998. Adjusted EBITDA, which adjusts for the loss on disposal of Bazooka Beds and non-recurring recapitalization and transaction costs, for the first three months of 1999, was $8.3 million and $7.5 million for the corresponding period of 1998. Adjusted EBITDA for the first nine months of 1999 was $26.5 and $21.8 for the corresponding period in 1998.

Quarterly Financial Information: Seasonality

Quarterly operating results are typically affected by seasonal factors. Historically, our first and fourth quarters are the strongest, reflecting increased hospital utilization during the fall and winter months.

Liquidity and Capital Resources

Historically, we have financed our equipment purchases through internally generated funds and borrowings under our existing revolving credit facility. As an asset intensive business, we have required continued access to capital to support the acquisition of equipment for rental to our customers. Exclusive of acquisitions, we expect to purchase approximately $37.0 million of rental equipment in 1999, of which approximately $10.5 million is estimated to be maintenance capital expenditures.

During the first nine months of 1999 and 1998, net cash flows provided by operating activities were $14.2 million and $2.6 million, respectively. Net cash flows used in investing activities were $37.6 million and $50.5 million in each of these periods. Net cash flows provided by financing activities were $25.2 million and $47.9 million, respectively.

Our principal sources of liquidity are expected to be cash flows from operating activities and borrowings under our revolving credit facility. It is anticipated that our principal uses of liquidity will be to fund capital expenditures related to purchases of movable medical equipment, provide working capital, meet debt service requirements and finance our strategic plans.

As of September 30, 1999, we were capitalized with $135.0 million of outstanding notes and with $47.5 million outstanding loans under our $50.0 million senior revolving credit facility. Interest on loans outstanding under our revolving credit facility were payable at a rate per annum, selected at the option of the Company, equal to the Base Rate plus a margin of 1.00% (the "Base Rate Margin"), or the adjusted Eurodollar Rate plus a margin of 2.25% (the "Eurodollar Rate Margin"). The Eurodollar Rate Margin and the Base Rate Margin used to calculate such interest rates may have been adjusted if we had satisfied certain leverage ratios. Our revolving credit facility contained restrictive covenants which, among other things, limited us from entering into additional indebtedness, dividends, transactions with affiliates, assets sales, acquisitions, mergers, and consolidations, liens and encumbrances and prepayments of other indebtedness.

On October 25, 1999, we secured a new $77.5 million Revolving Credit Facility and simultaneously paid off the old Revolving Credit Facility. (See footnote 5 to the financial statements).

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

Our Quality Assurance Department procedures currently contain steps to include Year 2000 compliance verification for all current and future rental products. We have been contacting the rental equipment manufacturers regarding Year 2000 compliance. The equipment generally falls into five categories:

o    Equipment that is currently Year 2000 compatible,

o    Equipment that does not need date processing and therefore is compatible,

o Equipment that will require the date to be manually reset (The equipment will continue to function but may record or print out the incorrect year),

o Equipment that will require software or hardware upgrades (The upgrades will be completed by our technicians. It is estimated that the costs of the upgrades, will be approximately $260,000, of which approximately $100,000 of labor and approximately $65,000 in parts and software has been incurred through September 30, 1999.), and

o Equipment that will need to be disposed (We anticipate the net book value of this equipment will be immaterial and will be disposed of by year end.).

We believe approximately 99.3% of our equipment is currently Year 2000 compliant or requires a manual reset on January 1st and February 29th. We believe that compliance for all of our products will be achieved prior to January 1, 2000.

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

The amount of remediation work required to address Year 2000 problems is not expected to be extensive. We have or are currently replacing certain financial and operational systems, and we believe that the new equipment and software substantially addresses Year 2000 issues. However, we will be required to modify some of our existing software in order for the computer systems to function properly in the year 2000 and thereafter. We estimate that we will complete our Year 2000 compliance program for all of our significant internal systems no later than November 30, 1999.

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

The total estimated cost for resolving our Year 2000 IT issues is approximately $500,000, of which approximately $75,000 was charged to earnings in 1998 and $320,000 has been charged during the first nine months of 1999. The total cost estimate includes the cost of replacing non-compliant systems as a remediation cost in cases where the Company has accelerated plans to replace such systems. Estimates of Year 2000 costs are based on numerous assumptions, and there can be no assurance that the estimates are correct or that the actual cost will not be materially greater than anticipated.

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

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

     (10.19) Amendment No. 9 to the Credit Agreement dated as of October 1, 1999 between the Company and Bankers Trust Company

     (10.20) Credit Agreement between Universal Hospital Services, Inc. and Key
             Corporate Capital, Inc. as Collateral Agent, Heller Financial, Inc. as Syndication Agent and Canadian Imperial Bank of Commerce as Administrative agent, dated October 25, 1999.

     (12)    Ratio of Earnings to Fixed Charges

(b)  Reports on Form 8-K:

     None

SIGNATURES




     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date: November 12, 1999


                                    Universal Hospital Services, Inc.

                                    By /s/ David E. Dovenberg
                                       -------------------------------------
                                       David E. Dovenberg,
                                       President and Chief Executive Officer




                                    By /s/ Gerald L. Brandt
                                       -------------------------------------
                                       Gerald L. Brandt,
                                       Vice President of Finance and
                                       Chief Financial Officer

Universal Hospital Services, Inc.

EXHIBIT INDEX TO REPORT ON FORM 10-Q


Exhibit
Number     Description                                                   Page
------     -----------                                                   ----

10.19      Amendment No. 9 to the Credit Agreement dated as of             20
           October 1, 1999 between the Company and Bankers Trust
           Company

10.20      Credit Agreement between Universal Hospital Services, Inc.      23
           and Key Corporate Capital, Inc. as Collateral Agent, Heller Financial, Inc. as Syndication Agent and Canadian Imperial
           Bank of Commerce as Administrative agent, dated October 25,
           1999

12         Ratio of Earnings to Fixed Charges                             137