Form 10-K405
period 1999-12-31
UNIVERSAL HOSPITAL SERVICES INC
filed 2000-03-29
CIK 886171

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
(Mark One)

[x] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 1999, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the transition period from ________ to _________.

Commission File Number: 0-20086


                        UNIVERSAL HOSPITAL SERVICES, INC.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               Minnesota                           41-0760940
     -------------------------------   ---------------------------------
     (State or other jurisdiction of   (IRS Employer Identification No.)
     incorporation or organization)

                        3800 West 80th Street, Suite 1250
                        Bloomington, Minnesota 55431-4442
                    ---------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

                                                                           Page
                                                                           ----
PART I
------

ITEM 1      Business                                                          3

ITEM 2      Properties                                                       16

ITEM 3      Legal Proceedings                                                16

ITEM 4      Submission of Matters to a Vote of Security Holders              16



PART II
-------

ITEM 5      Market for Registrant's Common Equity and
              Related Stockholder Matters                                    17

ITEM 6      Selected Financial Data                                          18

ITEM 7      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            22

ITEM 7A     Quantitative and Qualitative Disclosures about
              Market Risk                                                    29

ITEM 8      Financial Statements and Supplementary Data                      29

ITEM 9      Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                         29



PART III
--------

ITEM 10     Directors and Executive Officers of the Registrant               30

ITEM 11     Executive Compensation                                           32

ITEM 12     Principal Shareholders                                           36

ITEM 13     Certain Relationships and Related Transactions                   37


PART IV
-------

ITEM 14     Exhibits, Financial Statements, Schedule and
              Reports on Form 8-K                                            40

                                     PART I
                                     ------

                                ITEM 1: BUSINESS
                                ----------------

General

     Universal Hospital Services, Inc. ("UHS" or the "Company") is a leading nationwide provider of movable medical equipment to more than 4,800 hospitals and alternate care providers through equipment rental and outsourcing programs. Our principal rental program is an innovative Pay-Per-Use(TM) program where we charge a per use rental fee based on daily use of equipment per patient. We also offer other rental programs where we charge customers on a daily, weekly or monthly basis. All of our rental programs include a comprehensive range of support services, including equipment delivery, training, technical and educational support, inspection, maintenance, and comprehensive documentation. In addition, through our Asset Management Partnership (AMP) Program, we allow customers to outsource substantially all, or a significant portion of, their movable medical equipment needs by providing, maintaining, managing and tracking that equipment for them. We also sell disposable medical supplies to hospitals in conjunction with the equipment we rent and to alternate care providers both in connection with our rental equipment and on a stand-alone basis. We seek to maintain high utilization of our rental equipment by pooling and redeploying that equipment among a diverse customer base and adjusting pricing on a customer by customer basis to compensate for their varying use rates. For the year ended December 31, 1999, we had total revenues of approximately $92.2 million, a net loss of $5.5 million and Adjusted EBITDA (as defined herein) of $35.9 million. For the year ended December 31, 1999, on a pro forma basis, including the two acquisitions made in 1999, our revenue, net loss and pro forma adjusted EBITDA (as defined herein) were $94.4 million, $5.0 and $37.1 million, respectively.

     We believe that our equipment rental and outsourcing programs are more cost effective for health care providers than the purchase or lease of movable medical equipment for the following reasons:

     o Increase Equipment Productivity Rates. Health care providers' movable medical equipment needs fluctuate on a daily basis due to varying patient census levels and severity of illness and condition. Therefore, a health care provider's equipment productivity will vary for a given fixed level of equipment. By using our rental programs, health care providers can increase the use rates of their medical equipment, allowing them to purchase less equipment and reduce related costs. Furthermore, our rental programs, especially our Pay-Per-Use program, allow customers more effectively to match the costs of variable equipment use with actual patient charges.

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

     We own a rental pool of over 88,000 pieces of movable medical equipment in four primary categories: critical care, monitoring, respiratory therapy, and newborn care. We are one of only two national providers of movable medical equipment rental and outsourcing programs. As of December 31, 1999, we operated through 56 district offices and 12 regional service centers, serving rental and sales customers in 50 states and the District of Columbia.

Market Overview

     Historically, hospitals have purchased a majority of their movable medical equipment. In response to cost containment pressures, however, hospitals and other health care providers are seeking ways to reduce their movable medical equipment purchases and related capital and service costs. In making medical equipment procurement decisions, hospitals and other health care providers consider factors such as productivity levels of equipment and the costs of quality assurance, regulatory documentation, maintenance, repair, storage and obsolescence. We estimate that productivity rates of movable medical equipment owned by hospitals average between 45-68%, based on over 300 studies we and/or these hospitals conducted. We believe that these studies show that hospitals can purchase less equipment and reduce related costs by participating in our rental programs.

Company Strengths

     We attribute our historical success to, and believe that our potential for future growth comes from, the following strengths:

     Superior Service and Strong Customer Relationships. We distinguish ourselves by being a leading service company rather than just an equipment rental provider. We compete on the basis of our value-added, full-service features of our rental programs in addition to price. Our support services include 24-hour-a-day, 365-day-a-year delivery of "patient ready" equipment, technical support, training in equipment use, quality assurance services, regular inspections and maintenance of all our equipment. As a result of our service focus, we enjoy strong customer relationships. Of our 100 largest customers as of January 1, 1995, 88 remain customers as of December 31, 1999.

     National Network. We are one of only two national providers of a broad range of movable medical equipment rental and outsourcing programs. As of March 31, 2000, our national network of 56 district offices and 13 regional service centers serves hospital and alternate care customers in 50 states and the District of Columbia. This broad network allows us to meet the equipment rental and service needs of independent health care facilities, national and regional health care chains and group purchasing organizations. Our national network also enables us to redeploy equipment throughout our system in order to maintain high levels of equipment utilization and customer service.

     Sophisticated Use of Information Technology. Through our commitment to information technology, we developed proprietary systems designed to enhance our, and our customers', operating efficiencies. We maintain a complete service history of all our rental equipment, including data on length of placement, transfers, modifications, repairs, maintenance and inspections. We use this information to monitor and schedule preventive maintenance and safety testing programs and to maximize equipment utilization. Our systems provide information that helps customers meet their equipment documentation needs under applicable industry standards and regulations. We also offer our customers software to track the location, productivity and availability of all of their movable medical equipment. Our MIS staff designed these systems and will continue to upgrade these systems and develop new applications.

     Depth and Breadth of Equipment Rental Pool; Purchasing Power. We own a rental pool of over 88,000 pieces of movable medical equipment in four primary categories: critical care, monitoring, respiratory therapy and newborn care. Our diversified equipment rental pool includes equipment purchased from approximately 100 manufacturers in the year ended December 31, 1999 and enables us to offer customers numerous models from different manufacturers within each primary equipment category. During 1999, we purchased 78% of our medical equipment direct from manufacturers while 22% was purchased from the used equipment market. The breadth of our product offerings gives us a competitive strength, compared to manufacturers and regional equipment rental firms that may offer a limited range of models within an equipment category. In addition, the amount of our annual equipment purchases enables us to obtain favorable pricing terms from many equipment vendors. As of December 31, 1999, approximately 63% of our rental pool (valued at original cost and excluding companies acquired in 1998 and 1999) was purchased within the last four years.

     Experienced and Committed Management Team. As part of our February 1998 recapitalization (the "Recapitalization"), (See "Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations--Recapitalization, Financing and Related Transactions) we installed a new senior management team comprised of existing senior operating managers who have now been with us for an average of 22 years. We have expanded our management team with people experienced in the alternate care market. This management team is refocusing and expanding our growth strategy. Our management team has made a significant equity investment in the Company, owning over 19% of our common stock on a fully diluted basis.

     Attractive Return on Rental Pool. Our pricing strategy is designed to generate a payback period which is substantially shorter than the useful life of a particular piece of equipment. We expect to achieve a two-year payback period on the original purchase price of our entire rental pool. In contrast, the average useful life of the equipment in our rental pool (including acquisitions) has historically been 7.9 years.

     Large and Diversified Customer Base. We provide movable medical equipment to approximately 2,300 hospitals and approximately 2,500 alternate care providers (such as home care providers, nursing homes, surgicenters, subacute care facilities and outpatient centers) throughout the United States. For the year ended December 31, 1999, our top ten customers accounted for approximately 10% of total rental revenues.

Growth Strategy

     We believe that the aging population, increased life expectancy and managed care will provide significant growth opportunities in both hospital and alternate care settings. Our strategy is to achieve continued growth by:

     Increasing Business with Existing Customers. We seek to increase our business with existing customers by renting additional equipment to them and reaching additional departments. Because our customers are familiar with our programs and the benefits of these programs, we believe that our existing customer base represents a significant expansion opportunity. Our two largest district offices generated an average monthly rental revenue per hospital customer census bed (i.e., occupied bed) of approximately $85 for the years ended December 31, 1998 and 1999, while increasing the number of census beds served by 5.4%. We believe that there is significant growth potential by increasing the level of revenue per hospital customer throughout all of our offices. Company-wide, we generated an average monthly rental revenue per hospital customer census bed of approximately $20 for the years 1998 and 1999, while increasing census beds served by 17.0%.

     Providing Comprehensive Equipment Management Programs. We offer a total equipment management outsourcing program called Asset Management Partnership, or AMP. Through this program, we provide, maintain, manage and track substantially all, or a significant portion of, a customer's movable medical equipment. The AMP program allows health care providers to control capital spending and certain operating costs through outsourcing and improved productivity. We plan to increase conversions of existing customers into the AMP program as well as promote the AMP program to a target list of potential customers. As of December 31, 1999, we had 15 AMP accounts, 9 of which we have added since January 1, 1996. The average monthly rental revenue at these 9 accounts increased 181% after conversion to AMP.

     Developing Business with New Customers. We plan to further penetrate the hospital and alternate care markets by establishing new customer relationships either individually or through group purchasing organizations. To date, we have signed agreements with several independent Group Purchasing Organizations
(GPOs), including Premier, Novation and Amerinet, three of the nation's largest health care alliances. These agreements give us preferred supplier status to over 4,000 hospitals in existing markets. We also plan to expand business with alternate care providers. Our alternate care business increased to 20% of rental revenue for the year ended December 31, 1999 from 4% in 1992.

     Opening New District Offices. In order to expand our geographic coverage, we plan to open three to four new full-service district offices in 2000 (two of which were opened in December 1999) and in each of the subsequent several years. In choosing locations for our district offices, we consider the nature and size of the potential customer market, customer concentration and GPO affiliation within the market, demographics and vendor relationships. While major metropolitan areas will remain a primary focus for expansion, we expect that regional clusters of hospitals will provide attractive expansion opportunities.

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

     Pursuing Strategic Acquisitions. We plan to pursue strategic acquisitions that will increase our market share in existing markets, enable us to more quickly penetrate new geographic and alternate care markets and/or improve our overall operating efficiencies. Since August 1996, we have acquired the following companies:


                                                                                          LTM Total          LTM
               Company                            Locations                 Date         Revenues (1)     EBITDA (1)
               -------                            ---------                 ----         ------------     ---------
                                                                                              (in thousands)
  Biomedical Equipment Rental & Sales,
     Inc. "BERS"........................    Raleigh, North Carolina      August 1996       $6,035          $2,853
  Home Care Instruments, Inc. "HCI".....    St. Louis, Missouri          July 1998          7,920           3,229
  Patient's Choice Healthcare,
     Inc. "PCH".........................    Columbus, Ohio               August 1998        8,653           2,432
  Medical Rentals Stat, Inc. "MRS"......    Oklahoma City, Oklahoma      November 1998        926             441
  Express Medical Supply, Inc. "EMS"....    Nashville, Tennessee         March 1999           995             234
  Vital Choice Medical..................
     Systems, Inc. "VC".................    Fresno, California           October 1999       2,472           1,009


(1) Total revenues and EBITDA (as defined herein) are for the last twelve months immediately preceding the acquisition date.

     These acquisitions expanded our market share and service capabilities in new regions and in the alternate care market. Our strategy is to expand our rental and disposable sales presence in the alternate care market across all of our acute care district offices.

Equipment Management Programs

Description

     Rental Programs. Our primary equipment rental program is the Pay-Per-Use program whereby customers are able to obtain equipment when they need it and pay for equipment only when it is used. Customers may also obtain equipment through daily, weekly or monthly rental programs. When our customers request a piece of equipment, we provide the equipment in "patient ready" condition. Upon delivery, each piece of rented equipment is logged into our tracking system as being placed with the particular customer. We provide the customer with information as to per-use or other rental rates at or prior to delivery of the equipment and these rates are generally effective for a three-month period. We generally do not use written agreements with our customers but emphasize continuous contact and shared information with each customer. Under our Pay-Per-Use program, the customer is responsible for keeping a record of each equipment use and reporting the use to us on a monthly basis. Many customers report equipment usage in conjunction with their patient billing procedures. We bill each customer monthly based on this reported usage. The customer is under no obligation to use the equipment and may request that we remove the equipment at any time. Correspondingly, we may remove equipment or raise the per-use rental fee if it is under-utilized.

     Outsourcing Programs. The scope of our relationship with some of our largest customers has evolved into the AMP program. Through this program, we provide, maintain, manage and track substantially all, or a significant portion of, a customer's movable medical equipment within the customer's organization. One or more of our employees are located on site at the customer's facility to coordinate the equipment management program and record equipment use. Contracts are typically three to five years in length and equipment rental rates are generally guaranteed for three years based on target equipment productivity levels. These rental rates reflect all of the costs related to the additional services provided as part of the AMP program and are adjusted to reflect actual equipment productivity levels. Our AMP program enables health care providers to have access to all appropriate medical equipment available when it is needed, while controlling their costs through improved productivity and efficiency.

Attributes

     Full Service. We emphasize the full-service features of our equipment rental and outsourcing programs. Our equipment rental fee includes 24-hour-a-day, 365-day-a-year delivery of "patient ready" equipment, technical support, training in equipment use, quality assurance services, regular inspections and maintenance of all equipment rented from us. We maintain a total service history of any rented equipment, which includes inspection, repair and modification activities for the entire life of the unit. We also offer an optional software package that allows a particular customer to track location, productivity and availability of all equipment rented, owned or leased by that customer. Together, these services allow health care providers to eliminate many of the major overhead costs associated with the ownership or lease of medical equipment.

     Customer Responsiveness. Our operational structure is designed to enable us to respond quickly to a customer's needs. Through our district offices, we maintain both a local and system-wide inventory network which is designed to assure access to a broad range of medical equipment. Our district offices are typically located close enough to the customers they serve to allow equipment to be delivered and ready for use generally within two hours of a request.

     Management of Equipment Utilization. We seek to allocate our pool of rental equipment efficiently among our customers by continually monitoring customers' equipment productivity levels. We review customer productivity routinely and, depending on productivity level, may adjust the rental fee or redeploy the equipment. This system benefits customers by permitting them to obtain a lower per-use rental fee in the event of higher productivity and benefits us as it attempts to maximize the utilization of the equipment in its inventory. See "Item 1, Business, Operations -- Pricing."

     Diverse Equipment Selection. We generally purchase new equipment which we believe to be state-of-the-art from manufacturers with a reputation for quality, product support and innovation. We purchase from a number of different manufacturers to address our customers' diverse needs with a special emphasis on equipment that lowers patient care costs while improving quality of care and treatment outcomes. See "Item 1, Business, Operations -- Equipment Inventory."

Operations

     Pricing. Our rental and AMP program pricing strategy is designed to generate a pay-back period that is substantially shorter than the useful life of a particular piece of equipment. On a customer-specific basis, we develop a rental rate for a given piece of equipment which takes into consideration the customer's needs with respect to equipment type, assumed equipment productivity, length of placement, frequency and extent of support service and volume of business. As a customer's productivity rate increases, we may adjust the rental fee, which benefits the customer by permitting them to obtain a lower rental fee and benefits us as it attempts to maximize the utilization of our equipment inventory. The rental rate is designed not only to recoup costs but also to provide us a targeted financial return on our investment for the particular category of equipment. Service requirements and rental rates are generally reviewed on a quarterly basis and rates may be adjusted as the customer's service needs or productivity levels vary from expected levels. This evaluation process enables us to continuously monitor actual revenues as compared to targeted return objectives.

     Equipment Inventory. We purchase movable medical equipment in the areas of critical care, monitoring, respiratory therapy and newborn care. Equipment acquisitions may be made to expand our pool of existing equipment or to add new equipment technologies to our existing rental pool. We consider historical utilization levels, customer demand, life cycle phase of the equipment and vendor relationships before acquiring such equipment in order to avoid speculative purchases. We have established a product evaluation committee to consider new technologies or new vendors, as they become available. This evaluation process for new products involves many of the review criteria set forth above as well as an overall evaluation of the potential market demand for the new product.

     In making equipment purchases, we consider a variety of factors including equipment mobility, anticipated utilization level, service intensiveness and anticipated obsolescence. Of additional consideration is the relative safety of and the risks associated with such equipment.

     We seek to maximize the useful life of our equipment by renting our older equipment inventory at lower rental rates or bundling such older equipment with newer equipment in rental programs with price incentives to the customer.

Equipment, which is no longer required or desired, is either sold, primarily to non-hospital purchasers, utilized for spare parts or sold for scrap value.

     We own over 88,000 pieces of equipment available for use by our customers. The cost of each category of equipment in our rental pool relative to the entire pool as of December 31, 1999 was: critical care, 59%; monitoring, 22%; respiratory therapy, 17%; and newborn care, 2%. The following is a list of the principal types of medical equipment available to our customers by category:



Critical Care                                  Monitoring                               Respiratory Therapy
-------------                                  ----------                               -------------------
Adult/Pediatric Volumetric Pumps               Adult Monitors                           Aerosol Tents
Alternating Pressure/Flotation Devices         Anesthetic Agent Monitors                BiPAP
Ambulatory Infusion Pumps                      Apnea Monitors                           Nebulizers
Anesthesia Machines                            Blood Pressure Monitors                  Oximeters
Blood/Fluid Warmers                            Defibrillators                           Oxygen Concentrators
Cold Therapy Units                             Electrocardiographs                      Ventilators
Continuous Passive Motion Devices (CPM)        End Tidal CO(2) Monitors
Controllers, Infusion                          Fetal Monitors                           Newborn Care
Electrosurgical Generators                     Monitoring Systems                       ------------
Enteral Infusion Pumps                         Neonatal Monitors                        Incubators
Heat Therapy Units                             Oximeters                                Infant Warmers
Hyper-Hypothermia Units                        PO(2)/CO(2) Monitors                     Phototherapy Devices
Foot Pumps                                     Recorders and Printers
Lymphodema Pumps                               Surgical Monitors
Patient Controlled Analgesia (PCA)             Telemetry Monitors
Minimal Invasive Surgery (MIS)                 Urine Output/Temperature Monitors
Sequential Compression Devices (SCD)           Vital Signs Monitors
Specialty Beds and Support Services
Suction Devices
Syringe Pumps
Tympanic Thermometry
Ultrasonic Aspirators
Wheel Chairs



     During 1999, we purchased 78% of our medical equipment directly from approximately 100 manufacturers and 22% from the used equipment market. Our five largest manufacturers of movable medical equipment, which supplied approximately 38% of our direct movable medical equipment purchases for 1999, were: Baxter Healthcare Corporation, Mallinckrodt (Nellcor Puritan Bennett, Inc.), The Kendall Company, Abbott Laboratories, Inc. and Agilent, Inc. Although the identity of the top ten manufacturers remains relatively constant from year to year, the relative ranking of suppliers within this group may vary over time. We believe that alternative sources of medical equipment are available to us should they be needed.

     We seek to ensure availability of equipment at favorable prices. Although we do not generally enter into long-term fixed price contracts with suppliers of our equipment, we may receive price discounts related to the volume of our purchases. In order to receive strong vendor support throughout the geographic areas in which it does business, we seek to structure our equipment purchases to ensure credit to local representatives of those vendors. The purchase price for equipment generally ranges from $2,000 to $50,000, with some complete monitoring systems costing more than $1.0 million.

     Information Technology. We track the history of each piece of equipment in its inventory on an IBM AS/400 centralized computer system located at our corporate headquarters. This system provides immediate access to historical equipment information by the use of remote terminals located in the corporate headquarters and in each of our district offices and regional service centers. Data on length of placement, transfers, modifications, repairs, maintenance and inspections is kept for the life of the equipment and is used extensively for the establishment of preventive maintenance and safety testing programs and the improvement of equipment performance. We also track utilization for each piece of equipment, which helps us to maximize utilization of all the equipment in our rental pool.

     Information as to a customer's rental equipment is also provided to the customer through our Rental Equipment Documentation System ("REDS") and the Operator Error Identification System ("OEIS"). REDS and OEIS help the customer to meet its equipment documentation needs under applicable standards and regulations. In addition, REDS helps the customer track the productivity levels of each piece of equipment. Keeping utilization records helps us maximize the utilization of all equipment in our inventory. We also offer an optional software package that allows a particular customer to track location, productivity and availability of all equipment rented, owned or leased by that customer.

Sale of Disposable Products

     In order to serve our customers fully, we sell disposable medical supplies used in conjunction with the medical equipment we rent. Examples of such disposable items include tubing and cassettes for infusion devices. In addition, we sell disposable medical supplies in the alternate care market both in connection with rental equipment and on a stand-alone basis. We believe that customers purchase disposables from us due to the convenience of obtaining equipment and related supplies from one source and, particularly in the alternate care market, the anticipated cost-savings resulting from acquiring disposables only on an as-needed basis. We currently acquire substantially all of our rental-related medical disposables from approximately 150 suppliers. The five largest current suppliers of disposables to us, accounting for over 51% of our disposable purchases for 1999, were: The Kendall Company; Sims Deltec, Inc.;
B. Braun McGaw, Inc.; Alaris Medical Systems, Inc.; and Huntleigh Healthcare, Inc. We believe that alternative purchasing sources of most disposable medical supplies are available to us, if necessary.

Maintenance

     We provide all necessary repairs and maintenance of our equipment and maintain control over the functional testing and safety of all equipment through our technical staff. Prior to placing equipment with a customer, we apply testing standards designed to ensure the safety of all such equipment. We conduct regular inspections of our equipment either at one of our district offices or regional service centers, or on-site at the customer. In order to assist customers in meeting their equipment documentation needs for purposes of applicable standards or regulations, we maintain a complete record of all inspections, maintenance and repairs on our REDS computer program. See "Item 1, Business, Operations--Information Technology" and "-- Regulation of Medical Equipment."

     Our equipment is generally initially covered by manufacturers' warranties, which typically warrant repairs for a period of three to twelve months from the date of purchase. Because we employ manufacturer-trained personnel for the technical support of our equipment, a significant portion of repair and maintenance of our equipment is conducted by our employees.

Marketing

     We market our rental and equipment management programs primarily through our direct sales force, which consisted of 105 promotional sales representatives as of December 31, 1999. In our marketing efforts, we primarily target key decision makers, such as materials managers, department heads and directors of purchasing, nursing and central supply, as well as administrators, chief executive officers and chief financial officers. We also promote our programs and services to hospital and alternate care provider groups and associations. We develop and provide our direct sales force with a variety of materials designed to support their promotional efforts. We also use direct mail advertising, as well as targeted trade journal advertising, to supplement this activity.

     From time to time, we have developed specific marketing programs intended to address current market demands. The most significant of such programs include: the AMP program, which presents hospitals with a total management approach to equipment needs; REDS, which responds to the equipment documentation and tracking needs of health care providers as a result of standards set by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") and the Safe Medical Devices Act of 1990 ("SMDA"); and OEIS, which responds to JCAHO requirements regarding equipment operator training. See "Item 1, Business--Regulation of Medical Equipment."

District Offices Network

     As of December 31, 1999 we operated through 56 district offices, serving rental and sales customers in 50 states and the District of Columbia. District offices are typically staffed by a district manager, one or more promotional sales representatives, an administrative assistant and delivery and service personnel to support customers' needs and district operations. District offices are responsible for marketing, billing and collection efforts, equipment delivery, customer training, equipment inspection, maintenance and repair work. Complementing the district offices are 12 regional service centers, which provide more sophisticated maintenance and repair on equipment. The following table shows each district office location and the year it opened:


Office                                          Year Opened       Office                            Year Opened
------                                          -----------       ------                            -----------
Minneapolis, MN.......................             1941           Phoenix, AZ...................        1990
Omaha, NE.............................             1972           Pittsburgh, PA................        1990
Bismarck, ND..........................             1973           Cincinnati, OH................        1992
Fargo, ND.............................             1974           Pasadena, CA..................        1992
Marquette, MI.........................             1975           Memphis, TN...................        1992
Madison, WI...........................             1975           Houston, TX...................        1993
Duluth, MN............................             1978           Wichita, KS...................        1993
Kansas City, MO.......................             1978           Rochester, NY.................        1993
Sioux Falls, SD.......................             1978           New York, NY..................        1994
Milwaukee, WI.........................             1980           San Diego, CA.................        1994
Dallas, TX............................             1981           Richmond, VA..................        1994
San Antonio, TX.......................             1982           Denver, CO....................        1995
Atlanta, GA...........................             1983           Indianapolis, IN..............        1995
St. Louis, MO.........................             1983           Jacksonville, FL..............        1995
Tampa, FL.............................             1984           Sacramento, CA................        1995
Cleveland, OH.........................             1985           Portland, OR..................        1996
Iowa City, IA.........................             1985           Knoxville, TN.................        1996
Chicago, IL...........................             1986           Raleigh, NC...................        1996
Boston, MA............................             1986           Columbus, OH..................        1998
Philadelphia, PA......................             1986           Louisville, KY................        1998
Ft. Lauderdale, FL....................             1987           Columbia, SC..................        1998
Baltimore, MD.........................             1988           Oklahoma City, OK.............        1998
San Francisco, CA.....................             1989           Salt Lake City, UT............        1999
Seattle, WA...........................             1989           Little Rock, AR...............        1999
New Orleans, LA.......................             1990           Nashville, TN.................        1999
Charlotte, NC.........................             1990           Fresno, CA....................        1999
Detroit, MI...........................             1990           Las Vegas, NV.................        1999
Anaheim, CA...........................             1990           Charleston, WV................        1999



Regulation of Medical Equipment

     Our customers are subject to documentation and safety reporting standards with respect to the medical equipment they use, as established by the following organizations and laws: JCAHO; the Association for Advancement of Medical Instrumentation; and the SMDA. Some states and municipalities also have similar regulations. Our REDS and OEIS programs are specifically designed to help customers meet their documentation and reporting needs under such standards and laws. We also monitor changes in law and accommodate the needs of customers by providing specific product information and manufacturers' addresses and contacts to these customers upon their request. Manufacturers of our medical equipment are subject to regulation by agencies and organizations such as the Food and Drug Administration ("FDA"), Underwriters Laboratories, the National Fire Protection Association and the Canadian Standards Association. We believe that all medical equipment we rent conforms to these regulations.

     The SMDA expanded the FDA's authority to regulate medical devices. The SMDA requires manufacturers, distributors and end-users to report information which "reasonably suggests" the probability that a medical device caused or contributed to the death, serious injury or serious illness of a patient. We work with our customers to assist them in meeting their reporting obligations under the SMDA. Although we do not believe that we are subject to the SMDA or its reporting requirements, it is possible that we may be deemed to be a "distributor" of medical equipment under the SMDA and would then be subject to the reporting obligations and related liabilities thereunder.

     An additional equipment tracking regulation was added to the SMDA on August 29, 1993 which requires us to provide information to the manufacturer regarding the permanent disposal of medical rental equipment and notification of any change in ownership of certain categories of devices. Our medical tracking systems have been reviewed by the FDA and found to be in substantial compliance with these regulations.

Third Party Reimbursement

     Our business may be significantly affected by, and the success of our growth strategies depends on, the availability and nature of reimbursements to hospitals and other health care providers for their medical equipment costs under federal programs such as Medicare, and by other third party payors. Under its prospective payment system adopted in 1983 and later modified in 1991, the Health Care Financing Administration ("HCFA"), which determines Medicare reimbursement levels, reimburses hospitals for medical treatment at fixed rates according to diagnostic related groups without regard to the individual hospital's actual cost. This rate includes any equipment needed to treat the patient. As a result of the prospective payment system, the manner in which hospitals incur equipment costs (whether through purchase, lease or rental) does not impact the level of Medicare reimbursement. Since the Medicare system, to an increasing extent, reimburses health care providers at fixed rates unrelated to actual equipment costs, hospitals have an incentive to manage their capital related costs more efficiently and effectively. We believe that hospitals will continue to feel pressure to increase cost-containment and cost-efficiency measures, such as converting existing fixed equipment costs to variable costs through rental and equipment management programs.

     In July 1998, the HCFA changed the way it reimburses nursing homes to a prospective payment system similar to the payment system for hospitals. Under this system, patients are assessed based on their health status. This assessment determines the amount that Medicare will reimburse the facility, regardless of the actual cost to treat the patient. Patients will be periodically reassessed to update their health status code and, therefore, the reimbursement allowed by Medicare. Under this more complicated system, nursing homes are under even more pressure to control costs. We believe that one way nursing homes can address these cost containment measures is by converting existing fixed equipment costs to variable costs through rental and equipment management programs.

     Hospitals and alternate care providers are also facing increased cost containment pressures from public and private insurers and other managed care providers, such as health maintenance organizations, preferred provider organizations and managed fee-for-service plans, as these organizations attempt to reduce the cost and utilization of health care services. We believe that these payors have followed or will follow the federal government in limiting reimbursement for medical equipment costs through preferred provider contracts, discounted fee arrangements and capitated (fixed patient care reimbursement) managed care arrangements. In addition to promoting managed care plans, employers are increasingly self funding their benefit programs and shifting costs to employees through increased deductibles, copayments and employee contributions. We believe that these cost reduction efforts will place additional pressures on health care providers' operating margins and will encourage efficient equipment management practices, such as use of our Pay-Per-Use rental and AMP programs.

     There are widespread efforts to control health care costs in the United States and abroad. As an example, the Balanced Budget Act of 1997 significantly reduces the growth in federal spending on Medicare and Medicaid over the subsequent five years by reducing annual payment updates to hospitals, changing payment systems for both skilled nursing facilities and home health care services from cost-based to prospective payment systems, eliminating annual payment updates for durable medical equipment, and allowing states greater flexibility in controlling Medicaid costs at the state level. While these legislative changes have not yet been fully phased in by HCFA, they have already had a significant adverse financial impact on health care providers, particularly nursing homes and home care agencies. We cannot predict what the continued impact of these reimbursement changes will have on the pricing, profitability or demand for our products and services. We also believe it is likely that the efforts by governmental and private payors to contain costs through managed care and other efforts and to reform health systems will continue in the future. There can be no assurance that current or future initiatives will not have a material adverse effect on our business, financial condition or results of operations.

Liability and Insurance

     Although we do not manufacture any medical equipment, our business entails the risk of claims related to the rental and sale of medical equipment. In addition, our servicing and repair activity with respect to our rental equipment and our instruction of hospital employees with respect to the equipment's use are additional sources of potential claims. We have not suffered a material loss due to a claim; however, any such claim, if made, could have a material adverse effect on our business, financial condition or results of operations. We maintain general liability coverage, including product liability insurance and excess liability coverage. Both policies are subject to annual renewal. We believe that our current insurance coverage is adequate. There is no assurance, however, that claims exceeding such coverage will not be made or that we will be able to continue to obtain liability insurance at acceptable levels of cost and coverage.

Competition

     We believe that the strongest competition to our rental and outsourcing programs is the purchase alternative for obtaining movable medical equipment. Currently, many hospitals and alternate care providers view rental primarily as a means of meeting short-term or peak supplemental needs, rather than as a long-term alternative to purchase. Although we believe that we can demonstrate the cost-effectiveness of renting medical equipment on a long-term per-use basis, we believe that many health care providers will continue to purchase a substantial portion of their movable medical equipment.

     We have one principal competitor in the medical equipment rental business:
Mediq/PRN, a subsidiary of MEDIQ, based in Pennsauken, New Jersey. Other competition consists of smaller regional companies and some medical equipment manufacturers and dealers who rent equipment to augment their medical equipment sales. We believe that we can effectively compete with any of these entities in the geographic regions in which we operate.

Service Marks and Trade Names

     We use the "UHS" and "Universal Hospital Services" names as trade names and as service marks in connection with our rental of medical equipment. We have registered these and other marks as service marks with the United States Patent and Trademark Office.

Employees

     We had 553 employees as of December 31, 1999, including 504 full-time and 49 part-time employees. Of such employees, 105 are promotional sales representatives, 61 are technical support personnel, 84 are employed in the areas of corporate and marketing and 303 are district office support personnel.

     None of our employees is covered by a collective bargaining agreement, and we have experienced no work stoppages to date. We believe that our relations with our employees are good.

Risk Factors

     Set forth below and elsewhere in this Form 10-K and in the other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Form 10-K.

Substantial Leverage; Ability to Service Debt. We have substantial outstanding debt and are highly leveraged. As of December 31, 1999, we had $187.5 million of debt outstanding, including $56.0 million of secured debt and excluding $21.5 million available to borrow under our $77.5 million revolving credit facility. We may incur additional debt in the future, including senior debt, subject to certain limitations.

     The degree to which we are leveraged may also have the following effects:

     . a substantial portion of our cash flow from operations must be dedicated to debt service and will not be available for other purposes;

     . we may not be able to obtain additional debt financing in the future for working capital, capital expenditures or acquisitions; and

     . our flexibility to react to changes in the industry and economic conditions may be limited. Certain of our competitors may currently operate on a less leveraged basis and therefore could have significantly greater operating and financing flexibility than we have.

     Borrowings made as part of the Recapitalization resulted in a significant increase in our interest expense in 1999 and 1998 relative to prior periods. Our ability to make cash payments with respect to the 10.25% Senior Notes due 2008 (the "Notes") and to satisfy or refinance our other debt obligations will depend upon our future operating performance. We believe, based on current circumstances, that our cash flow, together with available borrowings under our revolving credit facility, will be sufficient to permit us to pay the interest on the Notes and to service our other debt. This belief assumes, among other things, that we will continue to successfully implement our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements. However, if we are unable to generate sufficient cash flow from operations, we will be forced to adopt an alternate strategy that may include actions such as reducing or delaying acquisitions and capital expenditures, selling assets, restructuring or refinancing our debt or seeking additional equity capital. We cannot assure you that any of these strategies will be effected on satisfactory terms, if at all. If we are unable to repay our debt at maturity, we may have to obtain alternative financing.

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

Risks Associated with New Strategy; Possible Adverse Consequences of Recent Acquisitions. Our financial performance and profitability will depend on our ability to execute our business strategy and manage our recent and possible future growth. Since July 1998, we have acquired five new businesses, two of which primarily serve the alternate care market. While we have substantially completed the integration of these businesses and operations into our business and operations, we cannot assure you that there will not be a significant loss of customers from these acquired businesses. Unforeseen issues relating to the assimilation of these businesses may adversely affect the

Company. In addition, any future acquisitions or other possible future growth may present operating and other problems that could have a material adverse effect on our business, financial condition and results of operations. Our financial performance will also depend on our ability to maintain profitable operations as we invest our efforts and resources to expand our presence in the alternate care market. We cannot assure you that we will be able to continue the growth or maintain the level of profitability we have recently experienced.

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

Competition. We believe that the strongest competition to our programs is the purchase alternative for obtaining movable medical equipment. Currently, many health care providers view rental primarily as a means of meeting short-term or peak supplemental needs, rather than as a long-term alternative to purchase. Although we believe that we are able to demonstrate the cost-effectiveness of renting medical equipment on a long-term basis, we believe that many health care providers will continue to purchase a substantial portion of their movable medical equipment. Additionally, in a number of our geographic and product markets, we compete with one principal competitor and various smaller equipment rental companies that may compete primarily on the basis of price. These competitors may be able to offer certain customers lower prices depending on utilization levels and other factors. See "Item 1, Business--Competition."

Relationships with Key Suppliers. We purchased our movable medical equipment from approximately 100 manufacturers and our disposable medical supplies from approximately 150 suppliers in 1999. Our five largest suppliers of movable medical equipment, which supplied approximately 38% of our direct movable medical equipment purchases for 1999 are: Baxter Healthcare Corporation, Mallinckrodt (Nellcor Puritan Bennett Inc.), The Kendall Company, Abbott Laboratories, Inc. and Agilent, Inc. Adverse developments concerning key suppliers or our relationships with them could have a material adverse effect on our business, financial condition or results of operations. See "Item 1 Business -- Operations" and "-- Sale of Disposable Products."

Dependence on Key Personnel. We rely on a number of key personnel, the loss of whom could have a material adverse effect on our business, financial condition or results of operations. We believe that our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified personnel. We have employment agreements with David E. Dovenberg and other key personnel. (See "Certain Relationship and Related Transactions.") However, we cannot assure you that key personnel will stay with us or that we will be able to attract and retain qualified personnel in the future. If we fail to attract or retain such personnel, our business, financial condition or results of operations could be adversely affected.

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

Control by Investors. J. W. Childs & Associates, Inc. and its affiliates ("Childs") beneficially own shares representing approximately 78% of the fully diluted common equity in the Company. Accordingly, Childs and its affiliates have the power to elect our board of directors, appoint new management and approve any action requiring a shareholder vote, including amendments to our Articles of Incorporation and approving mergers or sales of substantially all of our assets. The directors elected by Childs will have the authority to make decisions affecting our capital structure, including the issuance of additional indebtedness and the declaration of dividends.

                               ITEM 2: PROPERTIES
                               ------------------


     We own our Minneapolis, Minnesota district office facility, consisting of approximately 26,000 square feet of office, warehouse, processing and repair shop space and leases its other district offices, averaging 3,900 square feet, and regional service centers. We lease our executive offices, approximately 17,000 square feet, in Bloomington, Minnesota.


                            ITEM 3: LEGAL PROCEEDINGS
                            -------------------------


None


                     ITEM 4: SUBMISSION OF MATTERS TO A VOTE
                     ---------------------------------------
                               OF SECURITY HOLDERS
                               -------------------


None

                                     PART II

                ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND
                -------------------------------------------------
                           RELATED STOCKHOLDER MATTERS
                           ---------------------------


     As of December 31, 1999 there were 53 holders of UHS' Common Stock, par value $.01 per share, of the Company ("Common Stock"). Our Common Stock is not publicly traded and we have never declared or paid a cash dividend on any class of its Common Stock. We intend to retain earnings for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends in the foreseeable future. Our loan agreements contain certain restrictions on the Company's ability to pay cash dividends on its Common Stock.

As of December 31, 1999, UHS has 6,246 shares of Series B 13% Cumulative Accruing Pay-In-Kind Preferred Stock (the "Series B Preferred Stock") outstanding, all held by one shareholder. There is no public market for the Series B Preferred Stock. Dividends on the Series B Preferred Stock are payable at the end of each year in the form of additional shares of Series B Preferred Stock. (See "Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources).

     On October 26, 1999 we sold 34,560 and 5,440 shares of Common Stock to Daren M. Kneeland and Michael P. McRoberts, respectively, each employees of UHS, for an aggregate purchase prices of $172,800 and $27,200 in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") pursuant to Section 4(2) of the Securities Act.

                         ITEM 6: SELECTED FINANCIAL DATA
                         -------------------------------

     The selected financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for and as of each of the years in the five-year period ended December 31, 1999 are derived from the audited financial statements of the Company. The selected financial data presented below are qualified in their entirety by, and should be read in conjunction with, the financial statements and notes thereto and other financial and statistical information included elsewhere in this Form 10-K, including the information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                       Years Ended December 31,
                                               --------------------------------------------------------------
                                                   1999          1998          1997         1996        1995
                                                   ----          ----          ----         ----        ----
                                                                  (dollars in thousands)
Statement of Operations Data:
Revenues:
   Equipment rentals..........................   $79,345        $61,701      $54,489     $50,743      $45,870
   Sales of supplies and equipment, and other .   12,878          7,672        5,586       6,198        7,166
                                                 -------        -------      -------     -------      -------
      Total revenues...........................   92,223         69,373       60,075      56,941       53,036
Cost of rentals and sales:
   Cost of equipment rentals...................   22,398         16,312       13,577      13,332       11,841
   Rental equipment depreciation...............   18,865         14,432       14,435      12,603       10,800
   Loss on disposition of Bazooka Beds(1)......        -          2,866            -           -            -
   Cost of supplies and equipment sales........    8,354          4,867        3,838       4,423        5,352
   Write-down of DPAP inventories (2)..........        -              -            -       2,213            -
                                                 -------        -------      -------     -------      -------
      Total costs of rentals and sales.........   49,617         38,477       31,850      32,571       27,993
                                                 -------        -------      -------     -------      -------
Gross profit...................................   42,606         30,896       28,225      24,370       25,043
Selling, general and administrative............   30,570         21,300       18,448      19,695       18,560
Recapitalization and transaction costs (3).....        -          5,099        1,719         306            -
                                                 -------        -------      -------     -------      -------
Operating income...............................   12,036          4,497        8,058       4,369        6,483
Interest expense...............................   18,013         11,234        3,012       2,518        1,784
                                                 -------        -------      -------     -------      -------
(Loss) income before income taxes and
 extraordinary charge..........................   (5,977)        (6,737)       5,046       1,851        4,699
(Benefit) provision for income taxes...........   (1,655)        (1,097)       2,347         919        1,949
                                                 -------        -------      -------     -------      -------
(Loss) income before extraordinary charge......   (4,322)        (5,640)       2,699         932        2,750
Extraordinary charge net of deferred tax
 benefit of $474 and $1,300....................      812          1,863            -           -            -
                                                 -------        -------      -------     -------      -------
Net (loss) income..............................  $(5,133)       $(7,503)     $ 2,699     $   932      $ 2,750
                                                 =======        =======      =======     =======      =======

Other Data:
Net cash provided by operating activities......  $15,192         $9,740      $20,001     $14,657      $13,071
Net cash used in investing activities..........  (49,441)       (62,896)     (18,026)    (26,859)     (19,725)
Net cash provided by (used in) financing
 activities....................................   34,249         53,156      (2,172)      12,400        6,654
EBITDA (4).....................................   35,853         22,145       24,129      18,266       18,246
Adjusted EBITDA (5)............................  $35,853        $30,110      $25,848     $20,785      $18,246
Adjusted EBITDA margin (6).....................     38.9%          43.4%        43.0%       36.5%        34.4%
Pro forma adjusted EBITDA (7)..................  $37,122        $34,684
Ratio of earnings to fixed charges (8).........      0.7x           0.4x         2.7x        1.7x         3.6x
Adjusted ratio of earnings to fixed charges (9)      0.7x           1.1x         3.2x        2.7x         3.6x
Depreciation and amortization..................  $23,817        $17,648      $16,071     $13,897      $11,763
Rental equipment additions (including
 acquisitions).................................  $41,587        $42,588      $20,397     $17,178      $24,044
Rental equipment (units at end of period)......   88,000         72,000       56,000      52,000       45,000



                                                                    As of December 31,
                                               ----------------------------------------------------------------
                                                                  (dollars in thousands)
                                                 1999          1998          1997         1996        1995
                                                 ----          ----          ----         ----        ----
Balance Sheet Data:
Working Capital (10)........................... $ 11,842       $  2,934      $ 7,617     $ 8,573      $ 5,059
Total Assets...................................  176,736        144,221       81,186      79,707       66,849
Total Debt.....................................  187,462        150,116       33,945      37,150       23,588
Shareholders' (deficiency) equity.............. $(41,416)      $(35,702)     $33,000     $29,128      $28,712

Operating Data:  (Unaudited)
Offices (at end of period).....................       56             50           46          46           43


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

(3) Reflects expenses, consisting primarily of legal, investment banking and special committee fees, incurred prior to December 31, 1997, by the Company in the process of exploring strategic alternatives to enhance shareholder value. Expenses subsequent to December 31, 1997 consist primarily of legal, investment banking and severance payments incurred by the Company related to the Recapitalization.

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

(5) Adjusted EBITDA reflects EBITDA, adjusted to exclude the write-down of DPAP inventories of $2.2 million for the year ended December 31, 1996, loss on disposition of Bazooka Beds of $2.9 million for the year ended December 31, 1998 and Recapitalization and transaction costs of $5.1 million, $1.7 million, and $0.3 million for the years ended December 31, 1998, 1997, and 1996, respectively. Adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other income or cash flow data prepared in accordance with GAAP or as a measure of a company's profitability or liquidity.

(6) Adjusted EBITDA margin represents the ratio of adjusted EBITDA to total revenues.

(7) Pro forma adjusted EBITDA represents adjusted EBITDA including the 1998 pro forma results of the acquisitions of HCI, PCH, and MRS, (See "Item 1, Business--Growth Strategies, Pursuing Strategic Alliances") assuming such acquisitions had occurred on January 1, 1998. The 1999 pro forma results of the acquisitions of EMS and VC, assuming such acquisitions had occurred on January 1, 1999.

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

                    Selected Quarterly Financial Information
                                   (Unaudited)
                             (dollars in thousands)

                                                                 Year Ended December 31, 1999
                                                  ----------------------------------------------------------
                                                   March 31       June 30      September 30    December 31
                                                   --------       -------      ------------    -----------
Total Revenues...................................  $ 23,433        $ 21,974      $21,407       $ 25,409
Gross Profit.....................................  $ 12,517        $  9,929      $ 9,268       $ 10,892
Gross Margin.....................................      53.4%           45.2%        43.3%          42.9%
Net Income(Loss).................................  $    251        $    (17)     $(3,107)      $ (2,260)
EBITDA...................................             9,936           8,240        8,321          9,356
Net cash provided by operating activities.........    2,287           6,981        4,903          1,021
Net cash used in investing activities.............  (20,685)         (8,028)      (8,878)       (11,850)
Net cash provided by financing activities......... $ 18,398        $  1,046      $ 5,710       $  9,095



                                                                 Year Ended December 31, 1998
                                                   ------------------------------------------------------
                                                   March 31       June 30      September 30   December 31
                                                   --------       -------      ------------   -----------
Total Revenues....................................  $16,434         $15,093     $ 17,562       $ 20,284
Gross Profit (1)..................................  $ 8,166         $ 6,681     $  6,439       $  9,610
Gross Margin (1)..................................     49.7%           44.3%        36.7%          47.4%
Net Loss (1)......................................  $(4,885)        $  (292)    $ (2,001)      $   (325)
Adjusted EBITDA (2)...............................    7,492           6,891        7,460          8,267
Net cash (used in) provided by operating
 activities.......................................   (3,732)          6,508         (170)         7,134
Net cash used in investing activities.............   (7,093)         (4,825)     (38,581)       (12,397)
Net cash provided (used in) by financing
 activities.......................................  $11,910         $(2,768)    $ 38,751       $  5,263

                                                                 Year Ended December 31, 1997
                                                   ------------------------------------------------------
                                                   March 31       June 30      September 30   December 31
                                                   --------       -------      ------------   -----------
Total Revenues....................................  $15,962         $15,341      $14,186        $14,586
Gross Profit......................................  $ 8,303         $ 7,525      $ 6,120        $ 6,277
Gross Margin......................................     52.0%           49.1%        43.1%          43.0%
Net Income........................................  $   889         $   976      $   502        $   332
Adjusted EBITDA (2)...............................    6,871           6,838        5,972          6,166
Net cash provided by operating activities.........    4,566           6,015        5,812          3,608
Net cash used in investing activities.............   (4,291)         (5,271)      (3,616)        (4,848)
Net cash (used in) provided by financing
 activities.......................................  $  (473)        $  (743)     $(2,197)       $ 1,241


(1) Includes loss on disposition of Bazooka Beds of $2.9 million in the third quarter of 1998.

(2) Adjusted EBITDA reflects EBITDA adjusted to the loss on disposition of Bazooka Beds of $2.9 million for the year ended December 31, 1998 and Recapitalization and transaction cost of $0.6 million, $0.3 million, $0.2 million, $0.6 million, $5.0 million and $0.1 million for the quarters ended March 31, 1997, June 30, 1997, September 30, 1997, December 31, 1997, March 31,
1998, and December 31,1998, respectively. Adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other income or cash flow data prepared in accordance with GAAP or as measure of a Company's Profitability or Liquidity.

                 ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 -----------------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

General

     We are a leading nationwide provider of movable medical equipment to more than 4,800 hospitals and alternate care providers through our equipment rental and outsourcing programs.

     The following discussion addresses our financial condition as of December 31, 1999, and the results of operations and cash flows for the years ended December 31, 1999, 1998 and 1997. This discussion should be read in conjunction with the Financial Statements included elsewhere herein.

     Safe Harbor Statements under the Private Securities Litigation Reform Act of 1995: Statements in this Form 10-K looking forward in time involve risks and uncertainties. The following factors, among others, could adversely effect our business, operations and financial condition causing our actual results to differ materially from those expressed in any forward-looking statements: the Company's substantial outstanding debt and high degree of leverage and the continued availability, terms and deployment of capital, including the Company's ability to service or refinance debt; restrictions imposed by the terms of the Company's debt; adverse regulatory developments affecting, among other things, the ability of our customers to obtain reimbursement of payments made to UHS; changes and trends in customer preferences, including increased purchasing of movable medical equipment; difficulties or delays in our continued expansion into certain markets and development of new markets; unanticipated costs or difficulties or delays in implementing the components of our strategy and plan and possible adverse consequences relating to our ability to successfully integrate recent acquisitions; effect of and changes in economic conditions, including inflation and monetary conditions; actions by competitors and availability of and ability to retain qualified personnel. For a more complete discussion of these risk factors, See "Item 1, Business--Risk Factors."

Industry Assessment

     Our business may be significantly affected by, and the success of our growth strategies depends on, the availability and nature of reimbursements to hospitals and other health care providers for their medical equipment costs under federal programs such as Medicare, and by other third party payors. Our customers, primarily hospitals and alternate care providers, have been and continue to be faced with cost containment pressures and uncertainties with respect to health care reform and reimbursement. There has been, and we believe there will continue to be, a transition toward fixed, per-capita payment systems and other risk-sharing mechanisms. Under its prospective payment system, the Health Care Financing Administration, which determines Medicare reimbursement levels, reimburses hospitals for medical treatment at fixed rates according to diagnostic related groups without regard to the individual hospital's actual cost. In July 1998, HCFA changed the way it reimburses nursing homes to a similar prospective payment system. The Balanced Budget Act of 1997 significantly reduced the growth in federal spending on Medicare and Medicaid over the next five years.

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

Recapitalization, Financing and Related Transactions

     The Recapitalization was effected through the merger (the "Merger") of UHS Acquisition Corp., a newly formed Minnesota corporation ("Merger Sub") controlled by Childs, with and into the Company. In connection with the Recapitalization: (i) our existing shareholders (other than management investors) received, in consideration for the cancellation of approximately 5.3 million shares of Common Stock, par value $.01 per share, of the Company and options to purchase approximately 344,000 shares of the Common Stock, cash in the aggregate amount of approximately $84.7 million (net of aggregate option exercise price), or $15.50 per share; (ii) we repaid outstanding borrowings of approximately $35.5 million under existing loan agreements; (iii) we paid fees and expenses of approximately $11.5 million related to the Recapitalization; and
(iv) we paid approximately $3.3 million in severance payments to certain non-continuing members of management. In order to finance the Recapitalization, we: (i) received an equity contribution of approximately $21.3 million in cash from Childs and affiliates and management investors; (ii) issued $100.0 million in principal amount of Outstanding Notes and (iii) borrowed approximately $14.3 million under the Revolving Credit Facility. In addition, management investors retained their existing shares of Common Stock and options to purchase shares of Common Stock.

     In 1998, we incurred non-recurring costs related to the Recapitalization of approximately $8.9 million, including $3.2 million in severance expense to certain non-continuing members of management, $2.8 million ($1.4 million net of tax) for prepayment penalties on existing loans and write-off of corresponding loan origination fees, $1.2 million in investment banker fees, and approximately $1.7 million in additional Recapitalization expenses (of which $0.6 million was recorded directly in equity).

Completed Acquisitions

     On July 30, 1998, we completed the purchase of HCI for a purchase price of approximately $19.3 million, including the repayment of approximately $3.6 million of outstanding indebtedness.

     On August 17, 1998, we completed the purchase of PCH for a purchase price of approximately $14.6 million, including the repayment of approximately $2.7 million of outstanding indebtedness.

     On November 5, 1998, we completed the purchase of MRS for a purchase price of approximately $1.8 million, including the repayment of approximately $0.4 million of outstanding indebtedness.

     On March 31, 1999, we completed the purchase of EMS for a purchase price of approximately $0.8 million.

     On October 26, 1999, we completed the purchase of VC for a purchase price of approximately $5.5 million, including the repayment of approximately $2.1 million of outstanding indebtedness.

Results of Operations

     The following table provides information on the percentages of certain items of selected financial data to total revenues.

                                                     Percentasge of Total Revenues            Percentage
                                                     -----------------------------        Increase (Decrease)
                                                                                       ----------------------
                                                         Year Ended December 31,       Year Ended  Year Ended
                                                                                        1999 over   1998 over
                                                       1999       1998       1997       Year 1998   Year 1997
                                                      ------     ------    -------      ---------   ---------
Rentals:
  Equipment rentals............................        86.0%      88.9%      90.7%         28.6%      13.2%
  Sales of supplies and equipment, and
   other.......................................        14.0       11.1        9.3          67.9       37.3
                                                      ------     ------     ------
     Total Revenues............................       100.0      100.0      100.0          32.9       15.5
Cost of rentals and sales:
  Cost of equipment rentals....................        24.3       23.5       22.6          37.3       20.1
  Rental equipment depreciation................        20.4       20.8       24.0          30.7        0.0
  Loss on disposition of Bazooka Beds..........           -        4.2          -           N/A        N/A
  Cost of supplies and equipment sales.........         9.1        7.0        6.4          71.7       26.8
                                                      ------     ------     ------
Gross Profit...................................        46.2       44.5       47.0          37.9        9.5
Selling, general and administrative............        33.1       30.7       30.7          43.5       15.5
Recapitalization and transaction costs.........           -        7.3        2.9           N/A      196.6
Interest expense...............................        19.6       16.2        5.0          60.3      273.0
                                                      ------     ------     ------
(Loss) income before income taxes and
 extraordinary charge..........................        (6.5)      (9.7)       8.4           N/A        N/A
                                                      ------     ------     ------
(Benefit) provision for income taxes...........        (1.8)      (1.6)       3.9           N/A        N/A
                                                      ------     ------     ------
(Loss) income before extraordinary charge......        (4.7)      (8.1)       4.5           N/A        N/A
Extraordinary charge...........................         0.9        2.7          -         (43.6)       N/A
                                                      ------     ------     ------
Net (loss) income..............................        (5.6)%    (10.8)%      4.5%          N/A        N/A
                                                      ======     ======     ======


1999 Compared to 1998

     Equipment Rental Revenues. Equipment rental revenues for the year ended December 31, 1999 were $79.3 million, representing a $17.6 million, or 28.6% increase from rental revenues of $61.7 million for the same period of 1998. We acquired HCI and PCH in the third quarter of 1998, MRS in the fourth quarter of 1998, EMS in the first quarter of 1999, and VC in the fourth quarter of 1999. On a proforma basis, as if these acquisitions had occurred on January 1, 1998, rental revenues in 1999 would have increased 16.4% compared to 1998. The strong growth in rental revenues was partially offset by price concessions to certain Group Purchasing Organizations (GPO) to achieve preferred vendor relationships.

    Sales of Supplies and Equipment, and Other. Sales of supplies and equipment, and other for the year ended December 31, 1999 were $12.9 million, representing a $5.2 million, or 67.9% increase from sales of supplies and equipment, and other of $7.7 million for the same period of 1998. These increases are the result of the acquisitions of HCI, PCH, MRS, EMS and VC. PCH placed a greater emphasis on and generated approximately two thirds of its revenue from sales of disposables to health care providers.

    Cost of Equipment Rentals. Cost of equipment rentals for the year ended December 31, 1999 were $22.4 million, representing a $6.1 million, or 37.3%, increase from cost of equipment rentals of $16.3 million for the same period of 1998. For the year of 1999, cost of equipment rentals, as a percentage of equipment rental revenues, increased to 28.2% from 26.4% for the same period of 1998 as a result of GPO pricing concessions, increased amount of freight expense, and additional replacement parts cost as a result of used equipment purchases. Furthermore, the percentage was lower than normal during the first quarter of 1998 reflecting the reduced level of personnel due to the high turnover during the 1997 period of ownership uncertainty. On February 10, 1997, UHS and MEDIQ Incorporated ("MEDIQ") entered into a definitive agreement for MEDIQ to acquire the Company. On September 22, 1997 (the

"Termination Date"), the Company and MEDIQ mutually terminated their agreement (the agreement and its termination, collectively, the "MEDIQ Transaction"). From February 10, 1997 through the Termination Date, we experienced a gradual loss of employees as a result of uncertainties regarding district office closures and administrative consolidation.

     Rental Equipment Depreciation. Rental equipment depreciation for the year ended December 31, 1999, was $18.9 million, representing a $4.5 million, or 30.7% increase from rental equipment depreciation of $14.4 million for the same period of 1998. For the year of 1999, rental equipment depreciation, as a percentage of equipment rental revenues, increased moderately to 23.8% from 23.4% for the same period of 1998. This increase was a result of the impact of a full year of depreciation on $38.7 million in equipment purchases in 1998, approximately 31.4% of which was purchased in the fourth quarter of 1998. In 1998, we changed our rental equipment depreciation lives from a range of five to seven years to seven years for all rental equipment. (See footnote 7 to the financial statements). This change was effective July 1, 1998.

     Gross Profit. Total gross profit for the year ended December 31, 1999, was $42.6 million, representing a $8.8 million, or 26.0% increase from total gross profit of $33.8 million for the same period of 1998, exclusive of the loss on disposition of Bazooka beds. For the year of 1999, total gross profit, as a percentage of total revenues, decreased to 46.2% from 48.7% for the same period of 1998, exclusive of the loss on disposition of Bazooka beds. These decreases are mainly due to the increased cost of equipment rentals discussed above and changes in the rental/sales mix as a result of acquisitions.

     Gross profit on rentals represents equipment rental revenues reduced by the cost of equipment rentals and rental equipment depreciation. Gross profit on rentals for 1999 decreased to 48.0% from 50.2% in 1998. This decrease was predominately due to the previously discussed increase in cost of equipment rentals.

     Gross margin on sales of supplies and equipment and other for the year of 1999 decreased to 35.1% from 36.6% for the same period of 1998. This decrease in sales gross margin was mainly due to the full year's impact of the acquisition of PCH which generates lower margin sales, mainly to alternate care providers.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 1999 were $30.6 million, representing a $9.3 million, or 43.5%, increase from $21.3 million for the same period of 1998. The increase for the year is the result of the acquisitions of HCI, PCH, MRS, EMS and VC, an increase in employee count in 1999 over 1998, the impact of the promotional employee incentive plan, the amortization of goodwill from acquisitions, additional costs related to our Year 2000 compliance program and the impact of the GPO administrative fees.

     Recapitalization and Transaction Costs. For the year ended December 31, 1998, we incurred $5.1 million of non-recurring expenses, consisting primarily of legal, accounting, and other advisory related fees, associated with the Recapitalization.

     Adjusted EBITDA. We believe earnings before interest, taxes, depreciation, and amortization ("EBITDA") to be a measurement of operating performance. Adjusted EBITDA for the year ended December 31, 1999, was $35.9 and $30.1 for the corresponding period in 1998 which adjusts for the loss on disposal of Bazooka beds and non-recurring Recapitalization and transaction costs. Adjusted EBITDA as a percentage of total revenue decreased to 38.9% for the year of 1999 from 43.4% for the same period in 1998. See Notes 4, 5 and 6 to "Selected Historical Financial Data." Pro forma adjusted EBITDA (as defined) for the years ended December 31, 1999 and 1998 were $37.1 and $34.7 million, respectively.

     Interest Expense. Interest expense for the year ended December 31, 1999 was $18.0 million, representing a $6.8 million, or 60.3% increase from interest expense of $11.2 million for the same period of 1998. This increase primarily reflects the Recapitalization, incremental borrowings associated with capital equipment additions and the acquisitions previously mentioned. Average borrowings increased from $114.4 million for the year of 1998 to $180.4 million for the year of 1999.

     Income Taxes. Our effective income tax rate for 1999 was a benefit of 27.7% due to the net loss of the Company compared to a statutory income tax rate of 34.0%. This reduced tax rate is primarily due to amortization of goodwill that is not deductible for income tax purposes.

     Extraordinary Charge. In connection with the extinguishment of the Revolving Credit Facility on October 26, 1999, we wrote off deferred financing costs of $1.3 million. This extraordinary charge was reduced by the tax effect of approximately $0.5 million. In conjunction with the Recapitalization and Senior Note issuance in the first quarter of 1998, we prepaid existing notes and a credit facility totaling $35.5 million, which resulted in an incurrence of a prepayment penalty of $2.9 million, and write off of deferred finance costs of $0.3 million. These extraordinary charges were reduced by the tax affect of these charges of approximately $1.3 million.

1998 Compared to 1997

     Equipment Rental Revenues. Equipment rental revenues for the year ended December 31, 1998, were $61.7 million, representing a $7.2 million, or 13.2% increase from rental revenues of $54.5 million for 1997. Without considering the acquisitions of HCI, PCH, and MRS, equipment rental revenue would have increased 6.1% for the year ended December 31, 1998 compared to the year ended 1997. The rental revenue increase resulted from the acquisitions of HCI, PCH and MRS, which contributed approximately $3.9 million of rental revenue growth combined with continued growth at UHS' acute care hospital customers and at both established and new district offices.

     Sales of Supplies and Equipment, and Other. Sales of supplies and equipment, and other for the year ended December 31, 1998, were $7.7 million, representing a $2.1 million, or 37.3% increase from sales of supplies and equipment, and other of $5.6 million for the same period of 1997. These increases are the result of the acquisitions of HCI, PCH and MRS which have generated sales of supplies and equipment, and other of approximately $2.9 million since the acquisitions were completed. PCH places a greater emphasis on sales of disposable products and generates approximately two-thirds of its revenue from sales of disposables to health care providers.

     Cost of Equipment Rentals. Cost of equipment rentals for the year ended December 31, 1998, was $16.3 million, representing a $2.7 million, or 20.1%, increase from cost of equipment rentals of $13.6 million for the same period of 1997. For 1998, cost of equipment rentals, as a percentage of equipment rental revenues, increased to 26.4% from 24.9% for the same period of 1997. During 1998, we changed our emphasis to increase support staff while redirecting and decreasing its promotional staff. This change resulted in higher rental costs offset by reduced promotional expenses in the selling, general and administrative expense area. This was combined with lower repair and replacement expenses in 1997 as a result of the uncertainty in UHS' ownership.

     Rental Equipment Depreciation. Rental equipment depreciation for each of the years ending December 31, 1998 and 1997, was $14.4 million. For 1998, rental equipment depreciation, as a percentage of equipment rental revenues, decreased to 23.4% from 26.5% for 1997. These decreases were the result of our change in rental equipment depreciation lives from a range of five to seven years to seven years for all rental equipment. (See footnote 8 to the financial statements). This change was effective July 1, 1998. The change in rental equipment depreciation lives decreased rental equipment depreciation by approximately $2.4 million in 1998.

     Loss on Disposal of Bazooka Beds. Our utilization of Bazooka beds in our rental pool had been below the desired level and had declined steadily during 1997 and 1998. We acquired our equipment pool of Bazooka portable specialty beds under an exclusive agreement, which was terminated by us in March 1996. Because of the continued decline in utilization, we decided to dispose of approximately 1,700 excess Bazooka beds and associated products in the third quarter of 1998. The disposition of the units resulted in a loss of $2.9 million in the third quarter of 1998. Approximately 750 units of Bazooka beds were retained for rental.

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

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 1998 were $21.3 million, representing a $2.9 million, or 15.5%, increase from $18.4 million for the same period of 1997. The increase for the year is the result of the acquisitions of HCI, PCH and MRS in 1998 in addition to increased employee count in 1998 over 1997. The employee count was abnormally low in 1997 due to employees who had left the Company as a result of the uncertainty relating to the potential sale of the Company to MEDIQ. These employee expenses were not offset by the reduction in salary expenses of the executive staff who did not continue on with UHS after the Recapitalization.

     Recapitalization and Transaction Costs. For the year ended December 31, 1998, we incurred $5.1 million of non-recurring expenses, consisting primarily of legal, accounting, and other advisory related fees, associated with the Recapitalization.

     For the year of 1997, we incurred $1.7 million of non-recurring expenses, consisting primarily of legal, investment banking and special committee fees, associated with our subsequently mutually terminated acquisition agreement with MEDIQ.

     Adjusted EBITDA. We believe earnings before interest, taxes, depreciation, and amortization ("EBITDA") to be a measurement of operating performance. Adjusted EBITDA, which adjusts for the loss on disposal of Bazooka beds and non-recurring Recapitalization and transaction costs for the year ended December 31, 1998 was $30.1 and $25.8 for the corresponding period in 1997. Adjusted EBITDA as a percentage of total revenue increased to 43.4% for the year of 1998 from 43.0% for the same period in 1997. See Notes 4, 5 and 6 to "Selected Historical Financial Data." Pro forma adjusted EBITDA (as defined) for the year ended December 31, 1998 was $34.7 million.

     Interest Expense. Interest expense for the year ended December 31, 1998 was $11.2 million, representing a $8.2 million increase from $3.0 million for the same period of 1997. This increase primarily reflects the Recapitalization of UHS, incremental borrowings associated with capital equipment additions and the acquisitions of HCI, PCH and MRS. Average borrowings increased from $34.6 million for the year of 1997, to $114.4 million for the year of 1998.

     Income Taxes. Our effective income tax rate for 1998 was a benefit of 16.3% due to the net loss compared to a statutory income tax rate of 34.0%. This reduced tax rate is primarily due to the effect of non-deductible expenses associated with the Recapitalization.

     Extraordinary Charge. In conjunction with the Recapitalization and Senior
Note issuance in the first quarter of 1998, we prepaid existing notes and a credit facility totaling $35.5 million, which resulted in an incurrence of a prepayment penalty of $2.9 million, and write off of deferred finance costs of $0.3 million. These extraordinary charges were reduced by the tax affect of these charges of approximately $1.3 million.

Liquidity and Capital Resources

     Historically, we have financed our equipment purchases primarily through internally generated funds and borrowings under our existing Revolving Credit Facility. As an asset intensive business, we have required continued access to capital to support the acquisition of equipment for rental to our customers. We purchased, on a cashflow basis, $44.4 million, $27.7 million and $18.9 million of rental equipment in 1999, 1998 and 1997, respectively.

     During the years ended December 31, 1999, 1998 and 1997, net cash flows provided by operating activities were $15.2 million, $9.7 million and $20.0 million, respectively. Net cash flows used in investing activities were $49.4 million, $62.9 million and $18.0 million in 1999, 1998 and 1997, respectively.Net cash flows provided by (used in) financing activities were $34.2 million, $53.2 million and $(2.2) million in 1999, 1998 and 1997, respectively.

     Our principal sources of liquidity are expected to be cash flows from operating activities and borrowings under the Revolving Credit Facility. It is anticipated that our principal uses of liquidity will be to fund capital expenditures related to purchases of movable medical equipment, provide working capital, meet debt service requirements and finance our strategic plans.

     As of December 31,1999, we had outstanding $135.0 million of our 10.25% Notes and had borrowed $56.0 million under our $77.5 million senior secured Revolving Credit Facility (the "Revolving Credit Facility "). Interest on loans outstanding under the Revolving Credit Facility is payable at a rate per annum, selected at our option, equal to the Base Rate Margin (the Banks' Base Rate plus 1.75%) or the adjusted Eurodollar Rate Margin (3.00% over the adjusted Eurodollar Rate). Commencing April 30, 2000, the Banks' Base rate and the Eurodollar Rate used to calculate such interest rates may be adjusted if we satisfy certain leverage ratios. The Revolving Credit Facility, which terminates on October 31, 2004, contains certain covenants including restrictions and limitations on dividends, capital expenditures, liens, leases, incurrence of debt, transactions with affiliates, investments and certain payments, and on mergers, acquisitions, consolidations and asset sales.

     On August 17, 1998, we issued 6,000 shares of our Series A 12% Cumulative Convertible Accruing Pay-In-Kind Preferred Stock (the "Series A Preferred Stock") to an affiliate of Childs, the holder of approximately 78% of the Company's Common Stock, for an aggregate price of $6.0 million. On December 18, 1998, we redeemed our Series A Preferred Stock for an aggregate price of approximately $6.3 million and issued 6,246 shares of Series B 13% Cumulative Accruing Pay-in-Kind Preferred Stock to an insurance company, together with warrants to purchase 350,000 shares of the Company's Common Stock for an aggregate price of approximately $6.3 million.

     We believe that, based on current levels of operations and anticipated growth, our cash from operations, together with our other sources of liquidity, including borrowings available under the Revolving Credit Facility, will be sufficient over the next several years to fund anticipated capital expenditures and make required payments of principal and interest on our debt, including payments due on the Notes and obligations under the Revolving Credit Facility. We believe that our ability to repay the Notes and amounts outstanding under the Revolving Credit Facility at maturity will require additional financing. There can be no assurance, however, that any such financing will be available at such time to us, or that any such financing will be on terms favorable to us.

     Our expansion and acquisition strategy may require substantial capital, and no assurance can be given that sufficient funding for such acquisitions will be available under our Revolving Credit Facility or that we will be able to raise any necessary additional funds through bank financing or the issuance of equity or debt securities on terms acceptable to us, if at all.

Implications of Year 2000

     Many installed computer systems and software were coded to accept only two-digit entries in the data code fields. These data code fields were modified to accept four-digit entries to distinguish 21st century dates from 20th century dates. Prior to January 1, 2000, we completed all systems and software upgrades or replacements necessary to comply with Year 2000 requirements.

     Costs we incurred in resolving our Year 2000 issues were approximately $700,000, of which approximately $625,000 was charged to earnings in 1999 and $75,000 was charged in 1998.

     Based on our assessments to date, we believe we will not experience any material disruption as a result of Year 2000 problems, either internally or with customers and suppliers. We believe that we have managed our total Year 2000 transition without any material effect on our results of operations or financial condition.

Recent Accounting Pronouncements

     In 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." We must adopt Statement No. 133 no later than January 1, 2001. We are reviewing the requirements of this standard. Although we expect this standard will not materially affect our financial position or results of operations, we have not yet finalized our determination of the impact of this standard on our financial statements.

     In March 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. We adopted SOP No. 98-1 beginning on January 1, 1999. The adoption did not have a material impact on our financial position or results of operations.

       ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
       -------------------------------------------------------------------


     We do not have any liquid investments. Cash is kept to a minimum through the use of our Revolving Credit Facility. Our exposure to interest rate risk is mainly through its borrowings under its secured Revolving Credit Facility which permits borrowings up to $77.5 million. At December 31, 1999 we were primarily exposed to the London Interbank Offered Rate (LIBOR) interest rate on its borrowings under the Revolving Credit Facility. We do not use derivative financial instruments. Information about our borrowing arrangements including principal amounts and related interest rates appear in Note 8 to the Financial Statements included herein.


               ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
               ---------------------------------------------------

The report of the independent Accountants, Financial Statements and Schedules are set forth on pages 44 to 71 of this report.


     ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
     ------------------------------------------------------------------------
                              FINANCIAL DISCLOSURE
                              --------------------


None

                                    PART III

           ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           -----------------------------------------------------------

Executive Officers and Directors

     Set forth below are the names, ages and positions of the persons who serve as directors and executive officers of the Company.

Name                     Age                         Position
----                     ---                         --------
David E. Dovenberg....... 55    Director, President and Chief Executive Officer
Jerry D. Horn............ 62    Director
Samuel B. Humphries...... 57    Director
Steven G. Segal.......... 39    Director
Edward D. Yun............ 33    Director
Robert H. Braun.......... 48    Senior Vice President, Sales and Marketing
John A. Gappa............ 40    Senior Vice President,  Chief Financial Officer
Andrew R. Amicon......... 39    Vice President,  Disposable Sales & Alternate
                                   Care National Accounts
Gerald L. Brandt......... 50    Vice President, Finance and Controller
Randy C. Engen........... 43    Vice President,  Sales-- East
Michael R. Johnson....... 41    Vice President, Administrative Services
Gary L. Preston.......... 57    Vice President, National Accounts & Marketing
Jeffrey L. Singer........ 38    Vice President, Purchasing & Logistics
Judy M. Slater........... 41    Vice President,  Sales-- West


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

     Jerry D. Horn is a Director of the Company. He was Chairman of the Board of General Nutrition Companies, Inc., a 3,000-store vitamin and nutritional supplement retail chain operating under the GNC name until August 1999. He had served in this capacity since October 1991, and prior to that, was President and Chief Executive Officer since 1985. Mr. Horn is also Chairman of the Board of Quality Stores, a director of Chevys, Inc. and Pan Am International Flight Academy Holdings, Inc. and a Managing Director of J. W. Childs Associates.

     Samuel B. Humphries is a Director of the Company. He is also the Managing Director of The Executive Advisory Group. Prior to that he was President and Chief Executive Officer of American Medical Systems from September 1998 to May 1999, President and Chief Executive Officer of Optical Sensors Inc. from 1991 to 1998 and President and Chief Executive Officer of American Medical Systems from September 1988 to May 1991. He is a director of Optical Sensors Inc.

     Steven G. Segal is a Director of the Company. He also is Senior Managing Director of Childs and has been at Childs since July 1995. Prior to that time, he was an executive at Thomas H. Lee Company from August 1987, most recently holding the position of Managing Director. He is also a director of Quality Stores, Jillian's Entertainment, Inc., International Diverse Foods, Inc., National Nephrology Associates, Inc. and Big V Supermarkets, Inc., and is Chairman of the Board of Empire Kosher Poultry, Inc.

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

     Robert H. Braun has been the Senior Vice President of Sales and Marketing since 1999 and prior to that was Vice President of Sales and Marketing since the 1998 Recapitalization. He joined the Company in 1975. He has held multiple sales management positions within the Company, including Account Manger, National Accounts Manager, and Division Manager-North Central which culminated in his promotion to Director of Rental and Sales, West, in 1996.

     John A. Gappa is the Senior Vice President and Chief Financial Officer and has held that position since November of 1999. He is responsible for the financial and information systems functions for the company. Prior to joining the company, Mr. Gappa served five years as Senior Vice President, Reimbursement and Chief Financial Officer for McKessonHBOC's Red Line Extended Care division, formerly known as Red Line HealthCare Corporation. He also held additional positions during his nine years at Red Line including Director of Operations, Division Controller and Director of Planning and Analysis. Prior to joining Red Line in 1991, Mr. Gappa held a variety of financial management positions at The Pillsbury Company from 1982 to 1991

     Andrew R. Amicon has been the Vice President of Disposable Sales & Alternate Care National Accounts since 1999 and prior to that was Vice President, Alternate Care - East since joining the Company in 1998. Prior to joining the Company, Mr. Amicon was founder and CEO of Patient's Choice Healthcare, Inc. from 1990 to 1998.

     Gerald L. Brandt, C.P.A. has been the Vice President of Finance and Controller since 1999 and prior to that was the Vice President of Finance, CFO since the 1998 Recapitalization. He joined the Company in 1978 as Manager of Accounting, and was promoted to Director of Finance and Accounting in 1994. Prior to joining the Company, Mr. Brandt was Vehicle Accounting Manager for National Car Rental from 1976 to 1978. From 1974 to 1976, he was an Auditor with Deloitte, Haskins and Sells. He is a member of the Minnesota State Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

     Randy C. Engen has been the Vice President of Sales -- East since 1999 and prior to that was the Vice President of Sales and Business Development since the 1998 Recapitalization. He joined the Company in 1979. He has held multiple sales management roles including Account, District and Divisional Manager positions. Throughout his tenure with the Company, Mr. Engen has managed the Company's Madison, Wisconsin district office, the Company's second largest.

     Michael R. Johnson is the Vice President of Administration and has been since the 1998 Recapitalization. He joined the Company in 1978. He served as Director, Human Resources/Administration since 1990. Prior to that, Mr. Johnson had been an Instructor in the Training and Development Department, followed by a promotion to Training Manager in 1984 and to Human Resources Manager in 1989.

     Gary L. Preston has been the Vice President of National Accounts and Marketing since 1999 and prior to that was the Vice President of Sales and Major Accounts since the 1998 Recapitalization. He joined the Company in 1964. He has held multiple sales management roles including Account, District and Divisional Manager positions. As District Manager, Mr. Preston served for thirteen years in the company's largest district office.

     Jeffrey L. Singer has been Vice President, Purchasing & Logistics since 1999 and prior to that was the Vice President of Alternate Care - West since he joined the Company in 1998. Prior to joining the Company, Mr. Singer was CEO of Home Care Instruments, Inc. from 1991 to 1998, and held various other positions at HCI from 1986 to 1991.

     Judy M. Slater is Vice President, Sales -- West. She joined the Company in 1979 after a three-year break, returned in 1997 as Division Manager West. She was promoted to her present position in August 1999.

                         ITEM 11: EXECUTIVE COMPENSATION
                         -------------------------------

Summary Compensation Table

     The following table sets forth the cash and noncash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer and the four other highest paid executive officers of the Company whose salary and bonus earned in 1999 exceeded $100,000.

                                                                                       Long-Term
                                                                                     Compensation
                                                Annual Compensation           -------------------------
                                              -----------------------         Awards
                                                                               Stock          Payouts
             Name and                                                         Options           LTIP           All Other
        Principal Position          Year      Salary          Bonus(1)       (Shares)(2)      Payouts(3)     Compensation(4)
        ------------------          ----      ------          --------       -----------      ----------     ---------------
David E. Dovenberg                  1999      $236,924        $ 40,000                -               -        $ 4,800
       Chief Executive              1998       205,516         163,579          383,758         $32,955         36,039
       Officer and                  1997       188,246          21,837                -          22,304          4,537
       President

Robert H. Braun                     1999       147,989          28,000           10,000               -          4,341
       Senior Vice President of     1998       125,781          61,612          191,909               -          3,562
       Sales & Marketing

Michael R. Johnson                  1999       137,387          25,000                -               -          4,042
       Vice President of            1998       124,683          71,612          191,909               -          3,541
       Administrative Services
                                                                                                                 4,042
Randy C. Engen                      1999       135,471          25,000                -               -          4,042
       Vice President of            1998       109,259          61,612          191,909               -          3,720
       Sales - East

Jeffrey L. Singer                   1999       134,737          22,000                -               -          2,500
       Vice President of            1998        40,865          13,851          191,909               -              -
       Purchasing & Logistics



(1) The amounts shown in this column represent annual bonuses earned for the fiscal year indicated. Such bonuses are paid shortly after the end of such fiscal year. In 1998, the amounts also reflect a non-recurring bonus payment made to Mr. Dovenberg and Mr. Johnson upon the completion of the recapitalization.

(2) The stock options shown in this column for 1997 were all granted pursuant to the 1992 Long Term Incentive and Stock Option Plan, and as amended in 1995, which was terminated upon the Recapitalization. The stock options shown in this column for 1998 and 1999 were all granted pursuant to the 1998 Stock Option Plan. For a discussion of the material terms the options granted in 1999 under the 1998 Stock Option Plan, See footnotes 1, 2 and 3 to the table below entitled "Option Grants During the Year Ended December 31, 1999".

(3) For 1998, the amounts include regular payments under the Long Term Incentive Plan (LTIP) and payments resulting from the early termination of the LTIP as of the date of the Recapitalization. The amount of the payments made in connection with the early termination of the LTIP were $10,630 for Mr. Dovenberg. For 1997, payments were regular payments under the Long
     Term Incentive Plan (LTIP).

(4) The amounts shown in this column represent contributions by the Company for the named executive officers to the UHS Employees' Thrift and Savings Plan for the fiscal year indicated. In addition for 1998, for Mr. Dovenberg, $31,239 of the amount represents payments made upon termination of the Supplemental Executive Retirement Plan (SERP) in connection with the Recapitalization.

Stock Options

     The following tables summarize option grants during the year ended December 31, 1999 to the Chief Executive Officer and the executive officers named in the "Summary Compensation Table" above, and the values of the options held by such persons at December 31, 1999.

                                                      Option Grants During Year Ended December 31, 1999
                                                ------------------------------------------------------------
                                                                                               Potential
                                                  % of                                      Realizable Value
                                                  Total                                      at Annual Rates
                                                 Options                                     of Stock Price
                                                Granted to      Exercise                    Appreciation for
                                                Employees       or Base                      Option Term (3)
                               Options           in Fiscal        Price       Expiration    -----------------
     Name                      Granted           Year 1999      ($/Sh)(2)         Date        5%         10%
-----------------              -------           ---------      ---------     ----------    ------     ------
Robert H. Braun                10,000 (1)          3.82        $3.31           03/17/08     $20,816    $52,753

(1) With such incentive stock options, up to 33.3% of the shares under such options vest on April 1 of each of the years 2001 through 2003. The amount of shares exercisable on each annual vesting date is based on the Company's achievement of certain EBITDA targets for the previous fiscal year, but in no event will more than 33.3% of the shares become exercisable in a single year.

(2) The exercise price is equal to the fair market value on the date of grant with respect to each option as determined by the Company's Board of Directors. The exercise price may be paid in cash, in shares of Common Stock with a market value as of the date of exercise equal to the option price or a combination of cash and shares of Common Stock.

(3) The compounding assumes a ten-year exercise period for all option grants. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, or stock option exercises are dependent on the future performance of the underlying Common Stock. The amounts reflected in this table may not necessarily be achieved. If the price of the Common Stock at the date of grant ($3.31) were to appreciate at 5% and 10%, respectively, compounded annually for ten years (the term of the option), then the Common Stock would have a value on July 1, 2009 of approximately $5.39 and $8.59 per share, respectively (assuming no change in the number of outstanding shares of UHS Common Stock).


                                               Aggregated Option Exercised During Year Ended December 31, 1999
                                                            and Value of Options at December 31, 1999
                                           -------------------------------------------------------------------------
                                                            Number of Unexercised            Value of Unexercised
                             Shares                                Options at                In-the-Money Options
                            Acquired                         December 31, 1999              December 31, 1989 (1)
                              on            Value       ---------------------------      ---------------------------
       Name                 Exercise       Realized     Exercisable    Unexercisable     Exercisable   Unexercisable
----------------------      ----------     ----------   -----------    -------------     -----------   -------------
David E. Dovenberg             -              -           523,939         354,219          $1,308,936     $593,160
Robert H. Braun                -              -            14,773         187,136              26,001      311,759
Randy C. Engen                 -              -            73,643         177,136             174,982      311,759
Michael R. Johnson             -              -            77,313         177,136             184,257      311,759
Jeffrey L. Singer              -              -               -            89,944                -           46,771


(1) Based on the fair market value of Common Stock, as of December 31, 1999, of $3.31 as determined by UHS' Board of Directors.

Long Term Incentive Plan

     The Long Term Incentive Plan was terminated on February 25, 1998 in connection with the Recapitalization. During 1998, two payouts were completed for this plan. The first was the normal plan payout and the second resulted from the early termination of the plan. The early termination payouts for Mr. Dovenberg was $10,630.

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

 Compensation           Years of Credited Service
 ------------           -------------------------
                   5          10          20          30
                -------     --------   --------    -------
 $100,000...... $ 6,500     $12,500    $25,500     $32,000
  125,000......   8,500      16,500     33,500      42,000
  150,000......  10,500      20,500     41,500      52,000
  200,000......  11,000      22,500     44,500      56,000
  300,000......  11,000      22,500     44,500      56,000

     A participant's remuneration covered by the Pension Plans is his or her average salary (as reported in the Summary Compensation Table) for the five consecutive plan years in which the employee received his or her highest average compensation, subject to a $160,000 cap in 1999. As of December 31, 1999, Messrs. Dovenberg, Brandt, Johnson, Braun, Preston, Engen, Slater, Singer, Amicon, and Gappa had 11.7, 21.7, 20.7, 24.4, 31.9, 20.6, 17.7, 1.5, 1.5, and .1
years of credited service, respectively, under the Pension Plan.

Employment Agreements

     The Company has entered into employment agreements with each of the executive officers named in the Summary Compensation Table. For a description of such employment agreements see "Certain Relationships and Related Transactions - Employment Agreements."

Compensation Committee Interlocks and Insider Participation

     The Company's Board of Directors has a Compensation Committee consisting of directors of the Company. The current members of the Compensation Committee are Steven G. Segal and Samuel B. Humphries. Mr. Segal has entered into the stockholders' agreement with the Company and is an affiliate of Childs, which has entered into the stockholders' agreement and the management agreement with the Company. For a description of such arrangements, and agreements See "Item 13: Certain Relationships and Related Transactions."

                         ITEM 12: PRINCIPAL SHAREHOLDERS
                         -------------------------------

     The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of December 31, 1999 by each beneficial owner of more than five percent of the Common Stock, each person who serves as a director of the Company, each named executive officer and all persons serving as directors and executive officers of the Company as a group. Except as otherwise indicated, the beneficial owners of the voting stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares. The business address for each executive officer of the Company is in care of the Company.

                                                       Shares
                                                     Beneficially    Percentage
Beneficial Owner                                      Owned (1)        Owned
------------------------                              ---------        -----
David E. Dovenberg(2)................................ 2,231,809        13.5%
Robert H. Braun(3)...................................    59,453         0.4%
Andrew R. Amicon.....................................    71,684         0.4%
Gerald L. Brandt(4)..................................   257,173         1.6%
Randy C. Engen(5)....................................    94,363         0.6%
Michael R. Johnson(6)................................   116,033         0.7%
Gary L. Preston(5)...................................   117,513         0.7%
Jeffrey L. Singer....................................   256,272         1.6%
Judy M. Slater(7) ...................................     8,290         0.1%
Samuel B. Humphries..................................    16,129         0.1%
J.W. Childs Equity Partners, L.P.....................12,466,931        77.6%
Steven G. Segal(8)...................................12,622,131        78.6%
  J.W. Childs Equity Partners, L.P.
  One Federal Street
  Boston, Massachusetts
Jerry D. Horn(8).....................................12,500,905        77.8%
  J.W. Childs Equity Partners, L.P.
  One Federal Street
  Boston, Massachusetts
Edward D. Yun(8).....................................12,481,149        77.7%
  J.W. Childs Equity Partners, L.P.
  One Federal Street
  Boston, Massachusetts
All Officers & Directors as a group (twelve
 (persons)(9)........................................15,909,043        93.5%

(1) Beneficial ownership is determined in accordance with rules of the Commission, and includes generally voting power and/or investment power with respect to securities. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days of December 31, 1999 are deemed outstanding for computing the beneficial ownership percentage of the person holding such options but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Except as indicated by footnote, the persons named in the table above have the sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2) Includes 523,939 shares of Common Stock subject to options exercisable within 60 days after December 31, 1999, 626,530 shares of Common Stock owned by Mr. Dovenberg's wife and 49,116 shares of Common Stock owned by Mr. Dovenberg's children.

(3) Includes 14,773 shares of Common Stock subject to options exercisable within 60 days after December 31, 1999.

(4) Includes 191,073 shares of Common Stock subject to options exercisable within 60 days after December 31, 1999.

(5) Includes 73,643 shares of Common Stock subject to options exercisable within 60 days after December 31, 1999.

(6) Includes 77,313 shares of Common Stock subject to options exercisable within 60 days after December 31, 1999.

(7) Includes 1,840 shares of Common Stock subject to options exercisable within 60 days after December 31, 1999.

(8) Includes 12,466,931 shares of Common Stock held by Childs which the shareholder may be deemed to beneficially own by virtue of his position with Childs Associates.

(9) Includes 956,224 shares of Common Stock subject to options exercisable within 60 days after December 31, 1999.

             ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
             -------------------------------------------------------

Stockholders' Agreement

     Each executive officer and director who owns UHS common stock (the "Management Holders") and Childs (with which Mr. Segal, Mr. Horn and Mr. Yun are affiliated) and its affiliates (together, the "Stockholders") are parties to a stockholders' agreement (the "Stockholders' Agreement") with the Company governing certain aspects of the relationship among the Stockholders and the Company. The Stockholders' Agreement, among other things: (i) restricts the ability of the Stockholders to transfer their shares of the Company's Common Stock, subject to certain exceptions; (ii) gives the Company, Childs and certain Designated Employees (as defined in the Stockholders' Agreement) certain rights of first refusal with respect to shares of Common Stock held by certain Management Holders in the event of the termination of the employment of any such Management Holder with the Company for any reason; (iii) gives each Management Holder certain rights, subject to certain limitations imposed by the Credit Agreement (as defined below), to require the Company to purchase shares of such Common Stock held by him, in the event of the termination of his employment with the Company, other than any such termination by the Company other than for Cause or resignation by him without Good Reason (as such terms are defined in the Stockholders' Agreement); and (iv) provides the parties thereto with certain "tag-along," "drag-along," and "piggyback" registration rights.

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

Loan to Executive Officers

     In connection with the Recapitalization, the Company made a loan (the "Loan"), in an aggregate principal amount of approximately $100,000 , to David
E. Dovenberg in connection with his purchase of shares of Common Stock. The Loan has a term of 10 years and is secured by a pledge of the shares of Common Stock owned by Mr. Dovenberg and bear interest which is payable semiannually at a rate equal to the Company's weighted average cost of capital on the Revolving Credit Facility. The Loan is payable prior to maturity upon a sale by Mr. Dovenberg of any or all of his equity securities of the Company or earlier under certain circumstances. As of December 31, 1999, Mr. Dovenberg has paid off the loan.

Employment Agreements

     Pursuant to a letter agreement dated November 25, 1997, (the "Dovenberg Employment Agreement"), David E. Dovenberg, agreed to serve as President and Chief Executive Officer of the Company for a term of three years from the consummation of the Recapitalization, subject to earlier termination pursuant to the terms thereof. The Dovenberg Employment Agreement automatically renews for successive one-year terms unless written notice of termination is given by either party no less than 30 days prior to the renewal date. The Dovenberg Employment Agreement provides that during its initial three year term, Mr. Dovenberg will be a member of the Board of Directors of the Company, will receive an annual base salary of $200,000, subject to annual adjustment based on changes in the consumer price index and Board of Directors review, and will receive a bonus of up to 100% of such annual base salary, based on achievement of certain EBITDA targets. It also provides for Mr. Dovenberg's participation in one or more stock option plans to be adopted by the Company. Under the Dovenberg Employment Agreement, if Mr. Dovenberg's employment is terminated by the Company without cause or because of death or disability, or by Mr. Dovenberg because the Company has materially breached the Dovenberg Employment Agreement, reduced or reassigned a material portion of Mr. Dovenberg's duties, reduced Mr. Dovenberg's annual base salary (other than in certain specified circumstances), required Mr. Dovenberg to relocate outside the greater Minneapolis, Minnesota area, or if it is not renewed on expiration of its initial three year term or the first one-year renewal term, or because certain other specified events have occurred, the Company will continue to pay Mr. Dovenberg his base salary and provide his benefits for a period of 18 months from the date of termination. Payment or benefits under the Dovenberg Employment Agreement to Mr. Dovenberg within this 18-month period would be offset by the value of compensation from Mr. Dovenberg's subsequent employment during this 18-month period. In addition, the Dovenberg Employment Agreement contains certain confidentiality and noncompetition provisions.

     In addition to the Dovenberg Employment Agreement with respect to Mr. Dovenberg, the Company has entered into employment agreements (each, an "Executive Employment Agreement," and collectively, the "Executive Employment Agreements") with each of the executive officers named in the Summary Compensation Table(each, a "Named Executive," and collectively, the "Named Executives"). The Executive Employment Agreements each have a three year term at the end of which the agreements will automatically renew for successive one-year terms unless terminated by either party thereto no less than 30 days prior to the renewal date. Pursuant to the Executive Employment Agreements, from and after the consummation of the Recapitalization, the Named Executives each receive an annual base salary, subject to annual adjustment based on changes in the consumer price index and Board of Directors review, and are eligible to receive a bonus of up to 100% of their respective annual base salaries based on achievement of certain EBITDA targets. Employment Agreements also provide that the Named Executives are entitled to receive stock options pursuant to one or more stock option plans adopted or to be adopted by the Company. Under each Executive Employment Agreement, if a Named Executive's employment is terminated by the Company by reason of death or disability, the Company would continue to pay the Named Executive, or the Named Executive's legal representatives, as the case may be, salary and benefits for a six-month period from the date of termination. If the Named Executive's employment is terminated by the Company for other than cause or by the Named Executive for good reason (i.e., a breach by the Company of the Executive's Employment Agreement, certain reductions in salary or duties, required relocation or other specified events), then the Company would pay the Named Executive a prorated bonus for the fiscal year in which the termination occurred, and would continue to pay the Named Executive's base salary for a 12-month period from the date of termination. Payments or benefits under the Executive Employment Agreement to the Named Executive within this 12-month period would be offset by the value of compensation from the Named Executive's subsequent employment during this 12-month period. If the Named Executive's employment is terminated for cause or the Named Executive resigns without good reason, then all rights to payments (other than payments for services previously rendered), and all other benefits otherwise due to the Named Executive under the Executive Employment Agreement, would cease.

In addition, the Executive Employment Agreements contain certain confidentiality and noncompetition provisions. Finally, the Executive Employment Agreements provide that the Named Executives will enter into the stockholders' agreement with the other equity investors in the Company governing certain aspects of the relationship among such equity investors and the Company.

                                     PART IV

    ITEM 14: EXHIBITS, FINANCIAL STATEMENTS, SCHEDULE AND REPORTS ON FORM 8-K
    -------------------------------------------------------------------------

(a)  The following documents are filed as part of this Report:

     1.   Consolidated Financial Statements

          Report of Independent Accountants

          Balance Sheets as of December 31, 1999 and 1998

          Statements of Income for the years ended December 31, 1999, 1998, and 1997

          Statements of Shareholders' (Deficiency) Equity for the years ended December 31, 1999, 1998, and 1997

          Statements of Cash Flows for the years ended December 31, 1999 , 1998, and 1997

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

3.   Exhibits

 Exhibit                             Description
   No.
--------  ----------------------------------------------------------------------

   3.1 Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to Form 10-K filed March 31,
          1999).

   3.2a Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to Form 10-K filed March 31, 1999).

  *3.2b   Amendment to Amended and Restated Bylaws of the Company.

   3.3 Amendment to Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.3 to Form 10-K filed March 31, 1999).

   3.4 Certificate of Designation of Series A 12% Cumulative Convertible Accruing Pay-In-Kind Preferred Stock (Incorporated by reference to
          Exhibit 3.4 to Form 10-K filed March 31, 1999).

   4.1 Indenture, dated as of February 25, 1998, by and between the Company and First Trust National Association as Trustee, relating to the Company's 10.25% Senior Notes Due 2008 (Incorporated by reference to Exhibit (a)(8) to Amendment No. 4 to Schedule 13E-3/A of the Company filed on march 19, 1998(the "13E-3/A").

  10.1 Credit Agreement between Universal Hospital Services, Inc. and Key Corporate Capital, Inc. as Collateral Agent, Heller Financial, Inc. as Syndication Agent and Canadian Imperial Bank of Commerce as Administrative Agent, dated October 25, 1999(Incorporated by reference to Exhibit 10.20 to Form 10-Q filed November 12, 1999).

  10.2 Form of Stockholders' Agreement dated as of February 25, 1998, by and among the Company each of the Management Investors and each of the Childs Investors (Incorporated by reference to Exhibit (c)(15) to the 13E-3/A).

  10.3 Employment Agreement between the Company and David E. Dovenberg, dated November 25, 1997 (Incorporated by reference to Exhibit 8 to Schedule 13D filed December 4, 1997 (File No. 5-42484)).

 *10.4 Employment Agreement between the Company and John A. Gappa, dated October 18, 1999.

  10.5 Form of Executive Employment Agreement for all Executive Officer's having Employment Agreements (Incorporated by reference to Exhibit
          10.5 to the Form S-1 filed July 6, 1998).

  10.6 Universal Hospital Services, Inc. 1998 Stock Option Plan (Incorporated by reference to Exhibit 10.6 to the Form S-1 filed July 6, 1998).

  10.7 Form of Incentive Stock Option Agreement dated as of March 17, 1998, between the Company and certain officers of the Company (Incorporated by reference to Exhibit 10.17 to Form 10-K filed March 31, 1999).

  10.8 Form of Non-Incentive Stock Option Agreement dated as of March 17, 1998, between the Company and certain directors of the Company ((Incorporated by reference to Exhibit

          10.18 to Form 10-K filed March 31, 1999).

 *12.1 Statement regarding the computation of ratio of earnings to fixed charges for the Company

 *27.1    Financial Data Schedule

*Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 28, 2000.

                                       UNIVERSAL HOSPITAL SERVICES, INC.


                                       By  /s/ David E. Dovenberg
                                           -------------------------------------
                                           David E. Dovenberg
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2000.



     /s/ David E. Dovenberg                      President, Chief Executive
     ----------------------------------           Officer and Chairman of the
     David E. Dovenberg                           Board of Directors
                                                  (Principal Executive Officer)


     /s/ John A. Gappa                           Senior Vice President and
     ----------------------------------           Chief Financial Officer
     John A. Gappa                                (Principal Financial and
                                                  Accounting Officer)


     /s/ Jerry D. Horn                           Director
     ----------------------------------
     Jerry D. Horn

     /s/ Samuel B. Humphries                     Director
     ----------------------------------
     Samuel B. Humphries

     /s/ Steven G. Segal                         Director
     ----------------------------------
     Steven G. Segal

     /s/ Edward D. Yun                           Director
     ----------------------------------
     Edward D. Yun

                      Universal Hospital Services, Inc.
                        Index to Financial Statements
--------------------------------------------------------------------------------


                                                                         Page(s)

Report of Independent Accountants                                            45

Financial Statements:
     Balance Sheets as of December 31, 1999 and 1998                         46

     Statements of Income for the years ended December 31, 1999,
        1998 and 1997                                                        47

     Statements of Shareholders' (Deficiency) Equity for the
        years ended December 31, 1999, 1998 and 1997                    48 - 49

     Statements of Cash Flows for the years ended December 31,
        1999, 1998 and 1997                                                  50

Notes to Financial Statements                                           51 - 67

                        Report of Independent Accountants


To the Board of Directors and Shareholders of Universal Hospital Services, Inc.:

In our opinion, the accompanying balance sheets and the related statements of income, shareholders' (deficiency) equity and cash flows present fairly, in all material respects, the financial position of Universal Hospital Services, Inc. (the Company) at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




                                       PRICEWATERHOUSECOOPERS LLP



Minneapolis, Minnesota
February 28, 2000

Universal Hospital Services, Inc.
Balance Sheets
As of December 31, 1999 and 1998
--------------------------------------------------------------------------------

                                                                                        1999             1998
                                                                                   ---------------  ---------------
                                  ASSETS
Current assets:
    Accounts receivable, less allowance for doubtful accounts of $1,450,000 and
        $964,160 at December 31, 1999 and 1998, respectively                          $27,338,595      $17,900,816
    Inventories                                                                         3,527,161        2,617,019
    Deferred income taxes                                                               1,063,000          499,000
    Other current assets                                                                  838,645        1,669,790
                                                                                   ---------------  ---------------

      Total current assets                                                             32,767,401       22,686,625

Property and equipment, net:
    Rental equipment, at cost less accumulated depreciation                            91,952,914       73,057,730
    Property and office equipment, at cost less accumulated depreciation                4,804,075        3,496,370
                                                                                   ---------------  ---------------

      Total property and equipment, net                                                96,756,989       76,554,100

Intangible assets:
    Goodwill, less accumulated amortization                                            39,703,819       37,924,246
    Other, primarily deferred financing costs, less accumulated amortization            7,507,815        7,055,695
                                                                                   ---------------  ---------------

      Total assets                                                                   $176,736,024     $144,220,666
                                                                                   ===============  ===============

                LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY

Current liabilities:
    Current portion of long-term debt                                                  $  304,830       $  306,093
    Accounts payable                                                                    9,418,960       10,127,962
    Accrued compensation and pension                                                    3,349,776        3,139,062
    Accrued interest                                                                    4,925,010        3,675,921
    Other accrued expenses                                                                724,977          648,500
    Book overdrafts                                                                     2,506,775        2,129,795
                                                                                   ---------------  ---------------

      Total current liabilities                                                        21,230,328       20,027,333

Long-term debt, less current portion                                                  187,156,792      149,809,706
Deferred compensation and pension                                                       2,231,540        1,842,948
Deferred income taxes                                                                   1,326,000        2,966,000

Series B, 13% Cumulative Accruing Pay-In-Kind Stock, $0.01 par value; 25,000 shares authorized, 6,246 shares issued and outstanding at December 31, 1999 and December 31, 1998, net of unamortized discount, including accrued stock
      dividends                                                                         6,206,969        5,277,000

Commitments and contingencies (Note 9)

Shareholders' (deficiency) equity:
    Common Stock, $0.01 par value; 50,000,000 shares authorized, 16,063,240 and
        16,028,450 shares issued and outstanding at December 31, 1999 and 1998,
        respectively                                                                      160,632          160,285
    Additional paid-in capital                                                          2,242,603        2,051,026
    Accumulated deficit                                                               (43,818,840)     (37,864,701)
    Stock subscription receivable                                                                          (48,931)
                                                                                   ---------------  ---------------

      Total shareholders' (deficiency) equity                                         (41,415,605)     (35,702,321)
                                                                                   ---------------  ---------------

      Total liabilities and shareholders' (deficiency) equity                        $176,736,024     $144,220,666
                                                                                   ===============  ===============


    The accompanying notes are an integral part of the financial statements.

Universal Hospital Services, Inc.
Statements of Income
For the years ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

                                                                   1999               1998                1997
                                                           -----------------  -----------------   -----------------
Revenues:
    Equipment rentals                                           $79,344,705        $61,700,554         $54,488,572
    Sales of supplies and equipment, and other                   12,878,325          7,672,164           5,585,997
                                                           -----------------  -----------------   -----------------

      Total revenues                                             92,223,030         69,372,718          60,074,569
                                                           -----------------  -----------------   -----------------

Costs of rentals and sales:
    Cost of equipment rentals                                    22,397,867         16,311,608          13,577,382
    Rental equipment depreciation                                18,865,439         14,432,414          14,434,891
    Loss on disposition of Bazooka Beds                                              2,866,119
    Cost of supplies and equipment sales                          8,353,623          4,866,604           3,837,508
                                                           -----------------  -----------------   -----------------

      Total costs of rentals and sales                           49,616,929         38,476,745          31,849,781
                                                           -----------------  -----------------   -----------------

      Gross profit                                               42,606,101         30,895,973          28,224,788

Selling, general and administrative                              30,570,245         21,299,536          18,448,092
Recapitalization and transaction costs                                               5,099,302           1,719,195
                                                           -----------------  -----------------   -----------------

      Operating income                                           12,035,856          4,497,135           8,057,501

Interest expense                                                 18,012,479         11,233,885           3,011,610
                                                           -----------------  -----------------   -----------------

(Loss) income before income taxes and
      extraordinary charge                                       (5,976,623)        (6,736,750)          5,045,891
                                                           -----------------  -----------------   -----------------

(Benefit) provision for income taxes                             (1,655,000)        (1,097,000)          2,347,000
                                                           -----------------  -----------------   -----------------

Net (loss) income before extraordinary charge                    (4,321,623)        (5,639,750)          2,698,891

Extraordinary charge, net of deferred tax benefit
      of $474,000 and $1,300,000 at December 31,
      1999 and 1998, respectively                                   811,649          1,863,020
                                                           -----------------  -----------------   -----------------

Net (loss) income                                              $ (5,133,272)      $ (7,502,770)        $ 2,698,891
                                                           =================  =================   =================

    The accompanying notes are an integral part of the financial statements.

Universal Hospital Services, Inc.
Statements of Shareholders' (Deficiency) Equity
For the years ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

                                                                                      (Accumulated                      Total
                                                                       Additional        Deficit)         Stock       Shareholders'
                                                           Common        Paid-in         Retained      Subscription      Equity
                                                           Stock         Capital         Earnings       Receivable    (Deficiency)
                                                          ---------    ----------     ------------     ------------   -------------
Balance, December 31, 1996                                $ 53,719    $ 14,870,153     $ 14,204,011                    $ 29,127,883

Sale of 11,738 shares of common stock to
     employees under stock purchase plan                       117         124,970                                          125,087

Issuance of 97,170 shares of common stock
     (net of 4,530 shares of common stock tendered
     for exercise of stock options) pursuant to
     exercise of stock options, including $309,150
     of tax benefit                                            972       1,047,592                                        1,048,564

Net income                                                                                2,698,891                       2,698,891
                                                          ---------  --------------  ---------------                ----------------

Balance, December 31, 1997                                  54,808      16,042,715       16,902,902                      33,000,425

Sale of 1,585 shares of common stock to
     employees under stock purchase plan                        16          20,367                                           20,383

Issuance of 334,201 shares of common stock pursuant
     to exercise of stock options, including
     $1,042,000 of tax benefit                               3,342       3,566,249                                        3,569,591

Issuance of 13,756 shares of common stock pursuant to
     the Merger (see Note 2), net of transaction cost
     of $581,857                                            13,757      20,729,663                                       20,743,420

Repurchase and cancellation  of 5,629,839 shares of
     common stock pursuant to the Merger (see Note 2)      (56,298)    (40,358,994)     (46,847,213)                    (87,262,505)

Stock subscription receivable                                                                            $ (48,931)         (48,931)

Stock split                                                140,620                         (140,620)

Sale of 147,714 shares of common stock to employees          1,477         338,590                                          340,067

Issuance of 256,272 shares of common stock in connection
     with acquisition of Home Care Instruments, Inc.         2,563         712,436                                          714,999

    The accompanying notes are an integral part of the financial statements.

Universal Hospital Services, Inc.
Statements of Shareholders' (Deficiency) Equity
For the years ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

                                                                                       (Accumulated                     Total
                                                                         Additional      Deficit)        Stock     Shareholders'
                                                               Common     Paid-in       Retained     Subscription      Equity
                                                               Stock      Capital       Earnings      Receivable    (Deficiency)
                                                             ---------   ----------    ------------  ------------  -------------

Issuance of warrant to purchase 350,000 shares of common
     stock in connection with issuance of Series B
     preferred stock                                                     $ 1,000,000                                $  1,000,000

Preferred stock dividends                                                             $   (277,000)                     (277,000)

Net loss                                                                                (7,502,770)                   (7,502,770)
                                                           ------------ ------------  -------------  -----------    ------------

Balance, December 31, 1998                                   $ 160,285    2,051,026    (37,864,701)  $  (48,931)     (35,702,321)

Repurchase of 5,210 shares of common stock from employee           (53)      (8,023)                                      (8,076)

Issuance of 40,000 shares of common stock                          400      199,600                                      200,000

Preferred stock dividends                                                                 (820,867)                     (820,867)

Payment received for stock subscription                                                                  48,931           48,931

Net loss                                                                                (5,133,272)                   (5,133,272)
                                                           ------------ ------------  -------------  -----------    ------------

Balance, December 31, 1999                                 $   160,632  $ 2,242,603   $(43,818,840)  $      -       $(41,415,605)
                                                           ============ ============  =============  ===========    ============

    The accompanying notes are an integral part of the financial statements.

Universal Hospital Services, Inc.
Statements of Cash Flows
For the years ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------


                                                               1999           1998            1997
                                                           -------------  --------------  -------------
Cash flows from operating activities:
   Net (loss) income                                       $ (5,133,272)  $  (7,502,770)  $  2,698,891
   Adjustments to reconcile net (loss) income to
       net cash provided by operating activities:
     Depreciation                                            19,985,469      15,223,028     15,170,804
     Amortization of goodwill                                 2,650,717       1,567,029        887,875
     Amortization of deferred financing cost                  1,181,000         858,000         12,000
     Provision for doubtful accounts                          1,339,348         194,512        641,035
     (Gain) loss on sales of equipment                         (197,336)      3,241,077       (243,990)
     Extraordinary charge less cash paid                      1,285,649         303,313
     Deferred income taxes                                   (2,204,000)     (2,778,000)       785,000
     Changes in operating assets and liabilities,
         net of impact of acquisitions:
       Accounts receivable                                   (9,716,654)     (3,151,844)      (208,719)
       Inventories and other operating assets                  (654,433)     (1,020,897)       228,085
       Accounts payable and accrued expenses                  6,655,413       2,806,629         29,956
                                                           -------------  --------------  -------------

     Net cash provided by operating activities               15,191,901       9,740,077     20,000,937
                                                           -------------  --------------  -------------

Cash flows from investing activities:
   Rental equipment purchases                               (44,388,766)    (27,656,279)   (18,933,142)
   Property and office equipment purchases                   (2,330,720)       (927,277)      (210,968)
   Proceeds from disposition of rental equipment              3,711,799         851,977        740,280
   Acquisitions                                              (6,293,189)    (34,969,417)
   Other                                                       (140,234)       (194,647)       377,839
                                                           -------------  --------------  -------------

     Net cash used in investing activities                  (49,441,110)    (62,895,643)   (18,025,991)
                                                           -------------  --------------  -------------

Cash flows from financing activities:
   Proceeds under loan agreements                           129,975,000     173,287,399     25,124,000
   Payments under loan agreements                           (93,124,021)    (57,141,017)   (28,329,330)
   Proceeds from issuance of common stock, net of
       offering costs                                                        21,054,955        864,501
   Proceeds from issuance of Series B preferred stock
       and common stock warrants                                              6,246,000
   Proceeds from the issuance of Series A preferred stock                     6,000,000
   Redemption of Series A preferred stock                                    (6,246,000)
   Repurchase of common stock                                    (8,076)    (84,734,914)
   Payment of deferred financing costs                       (2,970,674)     (7,493,802)
   Tax benefit of nonqualified stock options                                  1,042,000        309,150
   Change in book overdraft                                     376,980       1,140,945       (140,689)
                                                           -------------  --------------  -------------

     Net cash provided by (used in) financing activities     34,249,209      53,155,566     (2,172,368)
                                                           -------------  --------------  -------------

Net change in cash and cash equivalents                               -               -       (197,422)

Cash and cash equivalents at beginning of period                      -               -        197,422
                                                           -------------  --------------  -------------

Cash and cash equivalents at end of period                 $          -   $           -   $          -
                                                           -------------  --------------  -------------

Supplemental cash flow information:
   Interest paid                                           $ 16,153,000   $   7,791,000   $  2,987,000
                                                           =============  ==============  =============

   Income taxes (received) paid                            $   (207,000)  $     601,000   $  1,778,000
                                                           =============  ==============  =============


    The accompanying notes are an integral part of the financial statements.

Universal Hospital Services, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

1.   Description of Business

     Universal Hospital Services, Inc. (the Company or UHS) is a leading provider of movable medical equipment, service programs and products to healthcare providers in both the acute and alternate care markets. Through a national network of UHS district offices, providers have access to the Company's pool of medical devices through the unique Pay-Per-Use(TM) equipment management program. This program charges customers only when equipment is in use on a patient, and is supported by a full range of services including delivery, training, technical and educational support, inspection and maintenance. The Company also sells medical products not used in its rental pool and disposable medical products used in conjunction with the medical equipment it rents.


2.   Recapitalization, Financings and Related Transactions

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

     o The Company repaid the outstanding principal balance of approximately $35.5 million under existing loan agreements and incurred early termination fees and write-off of the related deferred financing cost (see Note 8).

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

     o The Company issued $100 million in aggregate principal amount of 10.25% Senior Notes due 2008 (the Senior Notes) (see Note 8).

     o The Company borrowed approximately $14.3 million under a new Revolving Credit Facility.

     o The Company recognized a tax benefit from the exercise of stock options of approximately $1 million.

Universal Hospital Services, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

     The transaction was structured as a leveraged recapitalization for accounting purposes, with all assets and liabilities being carried over at historical cost.

     During the years ended December 31, 1998 and 1997, the Company incurred $5,099,302 and $1,719,195, respectively, of nonrecurring expenses consisting primarily of legal, investment banking and special committee fees associated with the Merger and the Company's efforts to evaluate ways to enhance shareholder value, prior to the Merger.


3.   Significant Accounting Policies

     Cash and Cash Equivalents
     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Inventories
     Inventories consist of supplies and equipment held for resale and are valued at the lower of cost (first-in, first-out method) or market.

     Rental Equipment
     Depreciation of rental equipment is provided on the straight-line method over the equipment's estimated useful lives of seven years since July 1, 1998 (see Note 7) and from 3 to 7 years prior to July 1, 1998. The cost and accumulated depreciation of rental equipment retired or sold is eliminated from their respective accounts and the resulting gain or loss is recorded as other revenue.

     Property and Office Equipment
     Property and office equipment includes land, buildings, leasehold improvements and shop and office equipment.

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

     Goodwill
     Goodwill represents the excess purchase cost of acquired businesses over the estimated fair values of tangible and identifiable intangible assets acquired and is being amortized on a straight-line basis over lives ranging from 15 to 40 years. Accumulated amortization was $7,200,902 and $4,714,262 as of December 31, 1999 and 1998, respectively.

     Valuation of Long-Lived Assets
     The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows on a basis consistent with generally accepted accounting principles, accepted in the United States.

Universal Hospital Services, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

     Deferred Financing Costs
     Deferred financing costs associated with issuing the 10.25% Senior Notes and the new Revolving Credit Facility (see Note 8) are deferred and amortized over the related terms using the straight-line method, which approximates the effective interest rate method. Accumulated amortization was $2,021,697 and $1,291,246 as of December 31, 1999 and 1998,
     respectively.

     Revenues
     Equipment is generally rented on a short-term basis and rentals are recorded in income generally as equipment is utilized. Supply and equipment sales are recorded at the time of shipment.

     Income Taxes
     Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial reporting amounts and the tax bases of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the periods in which the differences are expected to reverse. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes.

     Fair Value of Financial Instruments
     The Company considers that the carrying amount of financial instruments, including accounts receivable, accounts payable, accrued liabilities and notes payable, approximates fair value. Interest on notes payable is payable at rates which approximate fair value.

     Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Recent Accounting Pronouncements
     In 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." The Company must adopt Statement No. 133 no later than January 1, 2001. The Company is reviewing the requirements of this standard. Although the Company expects that this standard will not materially affect its financial position or results of operations, it has not yet finalized its determination of the impact of this standard on its financial statements.

     In March 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company adopted SOP No. 98-1 beginning on January 1, 1999. The adoption did not have a material impact on the Company's financial position or results of operations.

Universal Hospital Services, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company must adopt this standard no later than January 1, 2001. The Company is reviewing the requirements of this standard. Although the Company expects that this standard will not materially affect its financial position or results of operations, it has not yet determined the impact of this standard on its financial statements.

4.   Acquisitions

     Vital Choice Medical Systems, Inc.
     Effective October 1, 1999, the Company acquired Vital Choice Medical Systems, Inc. (Vital Choice) pursuant to a Stock Purchase Agreement among the Company and the shareholders of Vital Choice. Under the agreement, the Company acquired all of the outstanding capital stock of Vital Choice for approximately $5.3 million, including the repayment of approximately $2.1 million of outstanding indebtedness of Vital Choice. The source of funds was from the new Credit Facility (see Note 8).

     Vital Choice rents medical equipment to hospitals and alternate care facilities from three locations in central and northern California--Oakland, Fresno and Sacramento. Vital Choice also supplies disposable medical products used in connection with rental equipment and provides a variety of biomedical services. On November 5, 1999, Vital Choice was merged with and into the Company.

     Express Medical Supply, Inc.
     On March 31, 1999, the Company acquired certain assets of Express Medical Supply, Inc. (EMS) for approximately $0.8 million. The source of funds was from the Revolving Credit Facility.

     EMS rents respiratory equipment to hospitals and home care providers in the Nashville, Tennessee area. EMS also supplies disposable respiratory products used in connection with the respiratory equipment.

     Medical Rentals Stat, Inc.
     On November 5, 1998, the Company acquired Medical Rentals Stat, Inc. (MRS), pursuant to a Stock Purchase Agreement among the Company and the shareholders of MRS. Under the agreement, the Company acquired all of the outstanding capital stock of MRS for approximately $1.8 million, including the repayment of approximately $.4 million of outstanding indebtedness of MRS. The source of funds was from the Revolving Credit Facility. In connection with the acquisition, the Company amended its Revolving Credit Facility (see Note 8).

     MRS rents movable medical equipment to hospitals and home care providers in Oklahoma. MRS also supplies disposable medical products used in connection with the rental equipment, and provides a variety of biomedical services. On November 10, 1998, MRS was merged with and into the Company.

Universal Hospital Services, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

     Patient's Choice Healthcare, Inc.
     On August 17, 1998, the Company acquired all of the outstanding capital stock of Patient's Choice Healthcare, Inc. (PCH), pursuant to a Stock Purchase Agreement among the Company and the shareholders of PCH. Under the agreement, the Company acquired all of the outstanding capital stock of PCH for approximately $14.6 million, including the repayment of approximately $2.7 million of outstanding indebtedness of PCH. In connection with the acquisition, the Company amended its Revolving Credit Facility (see Note
     8). The source of funds was approximately $8.6 million from the Revolving Credit Facility and $6.0 million from proceeds of the issuance of 6,000 shares of Series A 12% Cumulative Convertible Accruing Paid-In-Kind Preferred Stock of the Company (see Note 12).

     PCH is a medical distribution company that rents, sells and leases IV pumps to home infusion companies, long-term consulting pharmacies, oncology clinics and hospitals. PCH sells over 4,000 disposable products and rents over 60 different types of equipment. PCH also provides a variety of biomedical services.

     On September 30, 1998, PCH was merged with and into the Company.

     Home Care Instruments, Inc.
     On July 30, 1998, the Company acquired HCI Acquisition Corp. (HCI), the parent company of Home Care Instruments, Inc., pursuant to a Stock Purchase Agreement among the Company and shareholders of HCI. Under the agreement, the Company acquired all of the outstanding capital stock of HCI for approximately $19.3 million, including the repayment of approximately $3.6 million of outstanding indebtedness of HCI. The source of funds was approximately $18.6 million under the Revolving Credit Facility and of the issuance of 256,272 shares of the Company's common stock valued at approximately $.7 million. In connection with the acquisition, the Company amended its Revolving Credit Facility (see Note 8).

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

     On September 29, 1998, Home Care Instruments, Inc. was merged with and into HCI and, on September 30, 1998, HCI was merged with and into the Company.

Universal Hospital Services, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

     The acquisitions of Vital Choice, EMS, MRS, PCH and HCI were accounted for using the purchase method. Accordingly, the respective purchase prices were allocated to assets and liabilities acquired based on their estimated fair values. This treatment resulted in approximately $3.7 million and $25.3 million of cost in excess of net tangible assets and liabilities acquired (goodwill) during the years ended December 31, 1999 and 1998, respectively, which is being amortized on a straight-line basis over 15 years. The estimated fair values of assets and liabilities acquired are as follows (in thousands):

                                                 Vital
                                                Choice        EMS          MRS            PCH           HCI

     Accounts receivable                           $  322                   $  223        $ 1,826        $ 1,141
     Rental equipment                               2,173       $430           585          2,631          4,788
     Goodwill                                       3,024        361         1,018         10,482         14,393
     Other assets                                      29         54            56            626            517
     Accounts payable and other
           liabilities                               (180)                     (67)          (972)          (973)
     Deferred tax liabilities                         (68)                                                  (590)
                                              ------------  ---------   -----------   ------------  -------------

                                                  $ 5,300       $845       $ 1,815       $ 14,593       $ 19,276
                                              ============  =========   ===========   ============  =============


     The operations of the acquired entities have been included in the Company's results of operations since the respective dates of acquisition.

     The following summarizes pro forma results of operations for the years ended December 31, 1999 and 1998, assuming the acquisitions of Vital Choice, EMS, MRS, PCH and HCI occurred as of January 1 of the year preceding the year acquired (in thousands):


                                                   1999         1998

     Total revenues                              $ 94,361     $ 83,229
     Net loss                                      (5,001)      (7,473)


5.   Loss on Disposition of Bazooka Beds

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

6.   Book Overdrafts

     The Company typically does not maintain cash balances at its principal bank under a policy whereby the net of collected balances and cleared checks is, at the Company's option, applied to or drawn from a revolving credit facility on a daily basis.

Universal Hospital Services, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

7.   Property and Equipment

     Property and equipment at December 31, consists of the following:

                                                                                  1999                 1998
                                                                          ------------------  -------------------
     Rental equipment                                                          $182,536,532         $152,638,043
     Less accumulated depreciation                                              (90,583,618)         (79,580,313)
                                                                          ------------------  -------------------

           Rental equipment, net                                               $ 91,952,914         $ 73,057,730
                                                                          ==================  ===================

     Land                                                                      $    120,000         $    120,000
     Buildings and leasehold improvements                                         2,180,804            1,670,963
     Office equipment                                                             7,782,903            6,432,469
                                                                          ------------------  -------------------

                                                                                 10,083,707            8,223,432
     Less accumulated depreciation                                               (5,279,632)          (4,727,062)
                                                                          ------------------  -------------------

           Property and office equipment, net                                  $  4,804,075         $  3,496,370
                                                                          ==================  ===================

           Total property and equipment, net                                   $ 96,756,989         $ 76,554,100
                                                                          ==================  ===================


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

     Rental equipment additions, including equipment purchased in acquisitions, were $41,587,000, $42,588,000 and $20,397,000 for the years ended December
     31, 1999, 1998 and 1997, respectively.

8.   Long-Term Debt

     Long-term debt at December 31, consists of the following:


                                                             1999             1998
                                                        -------------    -------------
     10.25% senior notes, net of unamortized discount   $ 130,266,123    $ 100,000,000

     Revolving credit facility                             55,950,000       48,600,000

     Capital lease obligations                              1,245,498        1,515,799
                                                        -------------    -------------

                                                          187,461,621      150,115,799
     Less current portion of long-term debt                  (304,830)        (306,093)
                                                        -------------    -------------

           Total long-term debt                         $ 187,156,791    $ 149,809,706
                                                        =============    =============


Universal Hospital Services, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

     The fair value of long-term debt, based on the quoted market price for the same or similar issues of debt as of December 31, 1999, would be approximately $151,243,000.

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

     On October 25, 1999, the Company entered into a new Revolving Credit Facility with six banks, which consists of up to a $77.5 million senior secured revolving credit facility which will terminate on October 31, 2004. On December 31, 1998, $55,950,000 was drawn down on the facility. At December 31, 1999, there was $69,500,000 available under the facility, excluding amounts outstanding. Borrowings were used to pay off the existing Revolving Credit Facility, pay financing expenses and for other general working capital needs. Borrowings under the facility are collateralized by substantially all the assets of the Company.

     Interest on loans outstanding under the new Revolving Credit Facility are payable at a rate per annum, selected at the Company's option, equal to the Base Rate Margin (the Banks' Base Rate plus 1.75%) or the adjusted Eurodollar Rate Margin (3.00% over the adjusted Eurodollar Rate). Commencing April 30, 2000, the Bank's Base Rate and the Eurodollar Rate used to calculate such interest rates may be adjusted if the Company satisfies certain leverage ratios. At December 31, 1999, the Banks' Base Rate was 10.25% and the Eurodollar Rate was 9.47%. Interest on borrowings at the Base Rate shall be paid quarterly. Interest on borrowings at the Eurodollar Rate shall be paid at the end of the corresponding Eurodollar loan. In addition, the Credit Agreement also provides that a commitment fee of 0.50% per annum is payable on the unutilized amount of the Revolving Credit Facility.

     The new Revolving Credit Facility contains certain covenants including restrictions and limitations on dividends, capital expenditures, liens, leases, incurrence of debt, transactions with affiliates, investments and certain payments, and on mergers, acquisitions, consolidations and asset sales. Furthermore, the Company is required to maintain compliance with certain financial covenants such as a maximum leverage ratio, a maximum fixed charge test and an interest coverage test. The Credit Agreement also prohibits the Company from prepaying the Senior Notes.

     The Company had previously entered into a Revolving Credit Facility with three financial institutions that was replaced by the new Revolving Credit Facility discussed above. The Credit Facility, as amended, consisted of a $50.0 million senior secured revolving credit facility which would have terminated on February 23, 2003. As of December 31, 1998, $48.6 million was drawn down on the Revolving Credit Facility. In connection with the refinancing of the Revolving Credit Facility on October 26, 1999, the Company incurred an extraordinary charge of $1,285,649 net of deferred tax benefit of $474,000, for the write-off of the related deferred financing costs.

Universal Hospital Services, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

     In connection with the Recapitalization on February 25, 1998 (see Note 2), the Company paid all long-term debt balances outstanding at December 31, 1997, with the exception of the capital lease obligations. In connection with the repayment of the long-term debt, the Company incurred an extraordinary charge of $1,863,020 net of deferred tax benefit of $1,300,000, for early termination fees and write-off of the related deferred financing costs.

9.   Commitments and Contingencies

     Rental expenses were approximately $4,100,000, $3,300,000 and $3,100,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The Company is committed under various noncancellable operating leases for regional sales and service offices and vehicles with minimum annual rental commitments of the following at December 31, 1999:

        2000                                      $ 4,139,457
        2001                                        3,771,132
        2002                                        1,839,661
        2003                                        1,172,964
        2004                                          575,288
        Thereafter                                    676,699
                                                  -----------

             Total                                $12,175,201
                                                  ===========

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

     Management Agreement
     The Company is a party to management agreement with J. W. Childs Associates, L.P. (an affiliate with Childs) (Childs Associates) pursuant to which the Company paid Childs Associates a $1.2 million advisory and financing fee in consideration of Childs Associates' services regarding the planning, structuring and negotiation of the Recapitalization (see Note 2). In addition, the Company is obligated to pay Childs Associates an annual management fee of $240,000 in consideration of Childs Associates' ongoing provision of certain consulting and management advisory services. Payments under this management agreement may be made only to the extent permitted by the Revolving Credit Facility and the Indenture. The management agreement is for a five-year term automatically renewable for successive extension terms of one year, unless Childs Associates gives notice of termination.

10.  Employee Benefit Plans

     The Company sponsors a noncontributory defined benefit pension plan that covers substantially all of its employees. Plan benefits are to be paid to eligible employees at retirement based primarily on years of credited service and on participants' compensation. Plan assets consist primarily of U.S. Government securities and common stocks.

Universal Hospital Services, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

     Change in Benefit Obligation

                                                                 1999         1998         1997
                                                                         (in thousands)
     Benefit obligation at beginning of year                   $ 10,870     $  9,459     $  7,902

     Service cost                                                   465          334          320
     Interest cost                                                  766          678          634
     Actuarial gain                                              (1,075)         662          898
     Benefits paid                                                 (294)        (263)        (295)
                                                               --------     --------     --------

     Benefit obligation at end of year                         $ 10,732     $ 10,870     $  9,459
                                                               ========     ========     ========

                                                                 1999         1998         1997
                                                                         (in thousands)
     Fair value of plan assets at beginning of year            $  9,705     $  8,177     $  7,661

     Actual return on plan assets                                 1,009        1,791          811
     Benefits paid                                                 (294)        (263)        (295)
                                                               --------     --------     --------

     Fair value of plan assets at end of year                  $ 10,420     $  9,705     $  8,177
                                                               ========     ========     ========

                                                                 1999         1998         1997
                                                                         (in thousands)
     Funded status                                             $   (312)    $ (1,165)    $ (1,281)
     Unrecognized net actuarial (loss) gain                      (1,747)        (479)          20
     Accrued benefit liability                                     (172)        (199)        (226)
                                                               --------     --------     --------

     Accrued benefit liability included in the balance sheet   $ (2,231)    $ (1,843)    $ (1,487)
                                                               ========     ========     ========

     Components of net periodic benefit cost are as follows:

                                                                 1999         1998         1997
                                                                         (in thousands)
     Service cost                                              $    465     $    334     $    320
     Interest cost                                                  766          678          634
     Expected return on plan assets                                (815)        (630)        (583)
     Amortization of prior service cost                             (27)         (27)         (27)
                                                               --------     --------     --------

     Net periodic benefit cost                                 $    389     $    355     $    344
                                                               ========     ========     ========


Universal Hospital Services, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

     Weighted average assumptions as of December 31 are as follows:

                                                1999         1998         1997

     Discount rate                              7.75%        6.75%        7.25%
     Expected return on plan assets             8.50%        8.50%        8.50%
     Rate of compensation increase              4.50%        4.50%        4.50%

     Effective January 1, 1994, the Company adopted a supplemental executive retirement plan (SERP) designed to make up the shortfall in retirement benefits caused by limitations specified by the Omnibus Budget Reconciliation Act of 1993. Pursuant to the Merger on February 25, 1998 (see Note 2), the SERP was terminated resulting in a curtailment of the plan. The Company paid $475,659 in settlement of the entire benefit obligations due under the plan and recognized a gain on curtailment of the plan of $155,962. The pension expense for the years ended December 31, 1998 and 1997 related to this plan, excluding the curtailment gain, was $12,500 and $208,000, respectively.

     The Company also sponsors a defined contribution plan, which qualifies under Section 401(a) of the Internal Revenue Code and covers substantially all of the Company's employees. Employees may contribute annually up to 12% of their base compensation either before tax (subject to IRS limitation) or after tax. The Company matches 50% of employee thrift contributions. The Plan also has a 401(k) provision that allows employees to contribute annually up to 6% of their base compensation before tax, subject to IRS limitations, and up to 6% as an after-tax contribution. Under the 401(k) provision, the Company matches 50% of the first 6% of base compensation that a participant contributes to the Plan. For the years ended December 31, 1999, 1998 and 1997, approximately $330,000, $241,000 and $246,000, respectively, was expensed as contributions to the Plan.

     The Company is self-insured for employee health care costs. The Company is liable for claims up to $85,000 per family per plan year and aggregate claims up to 125% of expected claims per plan year. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and an actuarially determined estimated liability for claims incurred but not reported.

Universal Hospital Services, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

11.  Income Taxes

     The (benefit) provision for income taxes consisted of the following:


                             1999           1998           1997
                          -----------    -----------    -----------
     Currently payable:
         Federal                                        $ 1,194,000
         State            $    75,000    $    32,000        368,000
                          -----------    -----------    -----------

                               75,000         32,000      1,562,000
                          -----------    -----------    -----------

     Deferred:
         Federal           (1,495,000)      (981,000)       677,000
         State               (235,000)      (148,000)       108,000
                          -----------    -----------    -----------

                           (1,730,000)    (1,129,000)       785,000
                          -----------    -----------    -----------

                          $(1,655,000)   $(1,097,000)   $ 2,347,000
                          ===========    ===========    ===========

     Reconciliations between the Company's effective income tax rate and the U.S. statutory rate follow:

                                                    1999      1998     1997
                                                   ------    ------   ------

     Statutory U.S. Federal income tax rate        (34.0)%   (34.0)%  34.0%
     State income taxes, net of U.S. Federal
          income tax benefit                        (4.8)     (3.3)     6.4
     Recapitalization and transaction costs                   14.1      3.4
     Goodwill amortization                           8.6       4.1      2.0
     Other                                           2.5       2.8      0.7
                                                   ------    ------   ------

          Effective income tax rate                (27.7)%   (16.3)%  46.5%
                                                   ------    ------   ------

Universal Hospital Services, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

     The components of the Company's overall net deferred tax liability at December 31, 1999 and 1998 are as follows:

                                                    1999          1998
                                                 -----------   -----------
     Deferred tax assets:
        Accounts receivable                      $   371,000   $    64,000
        Accrued and deferred compensation
          and pension                              1,154,000     1,024,000
        Inventories                                  272,000       109,000
        Other assets                                  71,000        47,000
        Net operating loss carryforward           10,119,000     4,475,000
                                                 -----------   -----------

          Total deferred tax assets               11,987,000     5,719,000
                                                 -----------   -----------

     Deferred tax liabilities:
        Accelerated depreciation                  12,250,000     8,157,000
        Other                                         29,000
                                                 -----------   -----------

          Total deferred tax liabilities          12,250,000     8,186,000
                                                 -----------   -----------

          Net deferred tax liability             $   263,000   $ 2,467,000
                                                 ===========   ===========

     At December 31, 1999, the Company had available unused net operating loss carryforwards of approximately $24,100,000. The net operating loss carryforwards will expire at various dates through 2019.

12.  Preferred Stock

     On August 7, 1998, the Company amended its Articles of Incorporation to authorize the issuance of up to 10,000,000 shares of preferred stock, $0.01 par value, with such designations rights and preferences as the Board of Directors of the Company may determine.

     On August 17, 1998, the Board of Directors of the Company authorized the issuance of 25,000 shares of preferred stock. These shares, designated as Series A 12% Cumulative Convertible Accruing Pay-In-Kind Preferred Stock (Series A Preferred Stock), are entitled to one vote per share on all matters which common shareholders are entitled to vote and accrue pay-in-kind dividends at the rate of 12% per annum. The Series A Preferred Stock has a mandatory redemption date of August 17, 2008 at a redemption price of $1,000 per share plus an amount in cash equal to all dividends outstanding per share. The Series A Preferred Stock may be redeemed by the Company at any time at a per share redemption price of $1,060 plus an amount in cash equal to all dividends outstanding per share (calculated on the basis of $1,060 per dividend share). The Series A Preferred Stock is convertible, at the option of the holder, into common stock at the conversion price of $2.79 per common share, adjusted for any subsequent changes in number of common stock shares outstanding.

     On August 17, 1998, the Company issued 6,000 shares of its Series A Preferred Stock to an affiliate of J.W. Childs, L.P., the holders of approximately 78% of the Company's common stock.

Universal Hospital Services, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

     On December 18, 1998, the Company redeemed 6,246 shares, including a stock dividend of 246 shares, of its Series A Preferred Stock at the redemption price per share of $1,000. Concurrent with the redemption, the Company issued 6,246 shares of Series B 13% Cumulative Accruing Pay-In-Kind Preferred Stock (Series B Preferred Stock). The holder of Series B Preferred Stock have no voting rights, and accrue pay-in-kind dividends at the rate of 13% per annum. The Series B Preferred Stock has a mandatory redemption date of the earlier of a change in control as defined, or August 17, 2008 at a redemption price of $1,000 per share plus an amount in cash equal to all dividends outstanding per share. The Series B Preferred Stock may be redeemed by the Company at any time at redemption price of $1,025 to $1,050 as defined in the Agreement, plus an amount in cash equal to all dividends outstanding per share. In addition, purchasers of the Series B Preferred Stock received a warrant to purchase 350,000 shares of the Company's common stock for $.01 per share. The warrant is exercisable immediately and expires on August 17, 2008.

     The estimated fair value of the warrant of $1,000,000 has increased additional paid-in capital and has been reflected as a discount to the carrying value of the Series B Preferred Stock. The discount is being amortized as an additional dividend using the effective interest method over the term of the Series B Preferred Stock.

13.  Shareholders' Equity

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

     Shareholders' Agreement
     Certain management shareholders (as defined) and Childs have entered into a shareholders' agreement (the Shareholders' Agreement) with the Company. The Shareholders' Agreement, among other things: (i) restricts the ability of certain shareholders of the Company to transfer their shares of the Company's common stock; (ii) gives the Company, Childs and certain management shareholders certain rights of first refusal with respect to shares of common stock held by certain management holders in the event of the termination of the employment of any such management holder with the Company for any reason; (iii) gives each management holder certain rights, subject to certain limitations imposed by the Revolving Credit Facility, to require the Company to purchase shares of such common stock held by the management shareholders, in the event of the termination of his employment with the Company, other than any such termination by the Company other than for cause or resignation by him without good reason (as such terms are defined in the Shareholders' Agreement) at a purchase price based on an EBITDA formula, as defined; and (iv) provides the parties thereto with certain "tag-along," "drag-along," and "piggyback" registration rights, as defined. As of December 31, 1999 and 1998, there was no redemption value on the common stock owned by certain management shareholders.

Universal Hospital Services, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

14.  Stock Option Plans

     On March 13, 1998, the Company adopted the 1998 Plan. Under the 1998 Plan, the Company may grant incentive stock options and stock options and performance awards to the Company's employees. A total of 5,000,000 shares are reserved for issuance under the 1998 Plan. Options granted under the plan will vest in whole or in part within five years from the date granted based on the achievement of certain financial targets. Any unvested options will vest eight years following the date of grant, expiring ten years after the grant date. All options were granted with option prices based on the estimated fair market value of the Company's common stock at date of grant.

     Pursuant to the Merger (see Note 2), the Company's Incentive and Stock Option Plan and the Director's Stock Option Plan were terminated with no additional shares available for grant under the plans. Concurrent with the Merger, 3,342,010 options granted under the plans were exercised and sold. The remaining outstanding options were rolled over to and are covered by a 1998 stock option plan (1998 Plan) established by the Company concurrent with the Merger. All options rolled over to the 1998 Plan continue to be covered by the original agreements with the individual option holders and retained the same terms as the Incentive and Stock Option Plan.

     Stock option activity with respect to the 1998 Plan, Incentive and Stock Option Plan and Director Plan is as follows:

                                                      Incentive and Stock
                                 1998 Plan                Option Plan              Director Plan
                           --------------------------------------------------------------------------
                            Year Ended December 31   Year Ended December 31    Year Ended December 31
                            ----------------------   ----------------------    ----------------------
          Shares              1999         1998        1998         1997        1998        1997
     Granted                  261,888    2,096,691
     Rollover                            1,015,220   (1,015,220)
     Exercised                                       (3,052,010)   (937,000)   (290,000)    (80,000)
     Terminated               (90,000)     (30,000)                 (42,440)
                           -----------  ----------- ------------ -----------  ----------  ----------

     December 31:
        Outstanding,
          end of year        3,253,799    3,081,911            -   4,067,230           -     290,000
                           -----------  ----------- ------------ -----------  ----------  ----------

        Exercisable         1,276,008    1,015,220            -   2,973,960           -     290,000

                                                      Incentive and Stock
                                  1998 Plan               Option Plan              Director Plan
                            -------------------------------------------------------------------------
                            Year Ended December 31   Year Ended December 31    Year Ended December 31
                            ----------------------   ----------------------    ----------------------
       Weighted Average
        Exercise Price
          Per Share           1999         1998        1998         1997        1998        1997
     Granted                 $3.20        $1.68
     Rollover                             $0.77        $0.77
     Exercised                                         $0.76       $0.76                    $0.80
     Terminated              $1.99        $1.55                    $0.84

     December 31:
        Outstanding          $1.86        $1.38                    $0.76                    $0.79
        Exercisable          $0.93        $0.77                    $0.73                    $0.79

Universal Hospital Services, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

     Options outstanding and exercisable at December 31, 1999 for the 1998 Plan are as follows:

                                     Options Outstanding                   Options Exercisable
                            --------------------------------------      -----------------------
                                           Remaining
                                           Weighted      Weighted                     Weighted
                                           Average        Average                     Average
       Range of                           Contractual    Exercise                     Exercise
        Exercise Prices      Shares       Life (Years)     Price         Shares        Price
         $0.54 - $0.93       1,015,220       6.5           $0.77         1,015,220     $0.77

         $1.55 - $3.31       2,238,579       9.1           $1.86           260,788     $1.55

     The Company measures compensation cost for its 1998 Plan and Employee Stock Purchase Plan, using the intrinsic value method of accounting. Had the Company used the fair value-based method of accounting for its 1998 Plan and Employee Stock Purchase Plan and charged compensation cost against income, over the vesting period, based on the fair value of options at the date of grant, net (loss) income for the years ended December 31, 1999, 1998 and 1997 would have been reduced to the following pro forma amounts:

                                          Pro Forma
                         -----------------------------------------------
                            1999             1998              1997

     Net (loss) income   $(5,193,151)     $(7,829,799)       $2,315,983

     The pro forma information above includes stock options granted in 1996 through 1998. Compensation expense under the fair value-based method of accounting has increased beginning in 1998 due to the 2,096,691 stock options granted during the year ended December 31, 1998. However, this increase in pro forma compensation expense is substantially offset due to the 3,052,010 stock options exercised in connection with the Recapitalization (see Note 2).

     The weighted-average grant-date fair value of options granted under the Employee Stock Purchase plans during 1999 and 1998 was $1.24 and $0.40, respectively. The weighted-average grant-date fair value was determined using the fair value of each option grant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key assumptions:

                                            1999               1998

     Risk-free interest rates           5.21% to 6.24%   4.40% to 5.66%

     Expected life                        10 years           10 years

     Expected volatility                    0.00%             0.00%

     Expected dividends                     None               None

Universal Hospital Services, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

15.  Noncash Investing and Financing Transactions

     o    In connection with the Company's acquisition of Vital Choice (see Note
          4), the Company issued 40,000 shares of common stock valued at $200,000 in partial consideration.

     o In connection with the Company's acquisition of HCI (see Note 4), the Company issued 256,272 shares of common stock valued at $714,999 in partial consideration.

     o Rental equipment purchases included in accounts payable at December 31, 1999, 1998 and 1997 was $3,000,243, $8,405,458 and $1,829,581,
          respectively.

     o During 1998, the Company issued preferred stock as dividends totaling $277,000.

                      Report of Independent Accountants on
                          Financial Statement Schedule


To the Board of Directors
of Universal Hospital Services, Inc.:

Our audits of the financial statements referred to in our report dated February 28, 2000, appearing in the 1999 Annual Report on Form 10-K also included an audit of the financial statement schedule listed in item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.



                                       PRICEWATERHOUSECOOPERS LLP



Minneapolis, Minnesota
February 28, 2000

                        UNIVERSAL HOSPITAL SERVICES, INC.
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                                Additions
                                                       -----------------------------
                                          Balance at     Charged to     Charged to    Deductions       Balance
                                          beginning      costs and        other          from           at end
              Description                 of period       expense        accounts      reserves       of period
----------------------------------       ------------- --------------- ------------- -------------- -----------
Reserve for doubtful accounts:
      Year ended December 31, 1999         964,160       1,339,348     (186,148)        667,360       1,450,000
      Year ended December 31, 1998         775,000         194,512       494,287        499,639         964,160
      Year ended December 31, 1997         418,000         641,035       130,931        414,966         775,000

Reserve for inventory obsolescence:
      Year ended December 31, 1999         243,626         606,787          --          299,413         551,000
      Year ended December 31, 1998         209,333         119,393          --           85,100         243,626
      Year ended December 31, 1997         204,560         205,640          --          200,867         209,333