Form 10-Q
period 2000-03-31
UNIVERSAL HOSPITAL SERVICES INC
filed 2000-05-11
CIK 886171

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2000

                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the transition period from _______________________



                        Commission file Number: 333-49743
                        UNIVERSAL HOSPITAL SERVICES, INC.
                        ---------------------------------
             (Exact Name of Registrant as specified in its charter)

               Minnesota                                 41-0760940
    -------------------------------                    --------------
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


                                  952-893-3200

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        Universal Hospital Services, Inc.

                            STATEMENTS OF OPERATIONS
                             (dollars in thousands)
                                   (unaudited)

                                                            Three Months Ended
                                                                March 31,
                                                          ----------------------
                                                            2000          1999
                                                          --------      --------

Revenues:

    Equipment rentals                                     $ 23,732      $ 20,345
    Sales of supplies and equipment, and other               3,158         3,088
                                                          --------      --------
       Total revenues                                       26,890        23,433

Costs of rentals and sales:

    Cost of equipment rentals                                6,393         4,941
    Rental equipment depreciation                            5,166         3,975
    Cost of supplies and equipment sales                     2,305         2,000
                                                          --------      --------
       Total cost of rentals and sales                      13,864        10,916
                                                          --------      --------

Gross profit                                                13,026        12,517

Selling, general and administrative                          8,406         7,725
                                                          --------      --------
Operating income                                             4,620         4,792

Interest expense                                             5,062         4,182
                                                          --------      --------

(Loss) income before income taxes                             (442)          610

(Benefit) provision for income taxes                           (29)          359
                                                          --------      --------

Net (loss) income                                         ($   413)     $    251
                                                          ========      ========


          The accompanying notes are an integral part of the unaudited financial statements.

                        Universal Hospital Services, Inc.

                                 BALANCE SHEETS
          (dollars in thousands except share and per share information)

                                                                       March 31,   December 31,
                                                                          2000         1999
                                                                       ---------    ---------
                                                                      (unaudited)
                                    ASSETS
Current assets:
       Accounts receivable, less allowance for doubtful accounts
         of $1,450 at March 31, 2000 and December 31, 1999             $  26,940    $  27,338
       Inventories                                                         3,447        3,527
       Deferred income taxes                                               1,063        1,063
       Other current assets                                                  906          839
                                                                       ---------    ---------
           Total current assets                                           32,356       32,767

Property and equipment:
       Rental equipment, at cost less accumulated depreciation            93,930       91,953
       Property and office equipment, at cost less accumulated
         depreciation                                                      4,847        4,804
                                                                       ---------    ---------
           Total property and equipment, net                              98,777       96,757

Intangible and other assets:
       Goodwill, less accumulated amortization                            39,027       39,704
       Other primarily deferred financing costs, less accumulated
         amortization                                                      7,262        7,508
                                                                       ---------    ---------
           Total assets                                                $ 177,422    $ 176,736
                                                                       =========    =========

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
       Current portion of long-term debt                               $     306    $     305
       Accounts payable                                                    9,296        9,419
       Accrued compensation and pension                                    3,185        3,350
       Accrued interest                                                    1,469        4,925
       Other accrued expenses                                                826          725
       Bank overdrafts                                                       789        2,506
                                                                       ---------    ---------
           Total current liabilities                                      15,871       21,230

Long-term debt, less current portion                                     193,404      187,157
Deferred compensation and pension                                          2,300        2,232
Deferred income taxes                                                      1,297        1,326


Series B, 13% Cumulative Preferred Stock, $0.01 par value;
   25,000 shares authorized, 6,246 shares issued and outstanding at March 31, 2000 and December 31, 1999, net of unamortized
   discount, including accrued stock dividends                             6,441        6,207

Commitments and contingencies

Shareholders' deficiency:

       Common Stock, $0.01 par value; 50,000,000 authorized,
             16,108,365 and 16,063,240 shares issued and outstanding
             at March 31, 2000 and December 31, 1999, respectively           161          161
       Additional paid-in capital                                          2,386        2,242
       Accumulated deficit                                               (44,438)     (43,819)
                                                                       ---------    ---------
           Total shareholders' deficiency                                (41,891)     (41,416)
                                                                       ---------    ---------
           Total liabilities and shareholders' deficiency              $ 177,422    $ 176,736
                                                                       =========    =========

          The accompanying notes are an integral part of the unaudited financial statements.

                        Universal Hospital Services, Inc.

                            STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                          Three Months Ended March 31,
                                                                          ---------------------------
                                                                                2000        1999
                                                                              --------    --------
Cash flows from operating activities:
              Net (loss) income                                               ($   413)   $    251
              Adjustments to reconcile net (loss) income to net
                   cash provided by operating activities:
                     Depreciation                                                5,422       4,203
                     Amortization                                                1,046         941
                     Provision for doubtful accounts                               345         465
                     Loss on sale of equipment                                      83         296
                     Deferred income taxes                                         (29)        340
              Changes in operating assets and liabilities, net of impact of acquisitions:
                     Accounts receivable                                           (74)     (3,798)
                     Inventories and other operating assets                         13      (1,083)
                     Accounts payable and accrued expenses                      (1,262)        672
                                                                              --------    --------
                     Net cash provided by operating activities                   5,131       2,287
                                                                              --------    --------

Cash flows from investing activities:
              Rental equipment purchases                                       (17,988)     (9,497)
              Property and office equipment purchases                             (301)       (417)
              Proceeds from disposition of rental equipment                        113         300
              Acquisitions                                                                    (845)
              Other                                                                 12      (1,735)
                                                                              --------    --------
                     Net cash used in investing activities                      (9,673)    (20,685)
                                                                              --------    --------

Cash flows from financing activities:
              Proceeds under loan agreements                                    14,700      49,875
              Payments under loan agreements                                    (8,583)    (30,499)
              Proceeds from issuance of common stock, net of offering costs        144
              Change in book overdraft                                          (1,719)       (978)
                                                                              --------    --------
                     Net cash provided by financing activities                   4,542      18,398
                                                                              --------    --------

Net change in cash and cash equivalents                                           --          --
Cash and cash equivalents at beginning of period                                  --          --
                                                                              --------    --------
Cash and cash equivalents at end of period                                    $   --      $   --
                                                                              ========    ========

Supplemental cash flow information:
               Interest paid                                                  $  8,358    $  6,303
                                                                              ========    ========
               Rental equipment purchases included in accounts payable        $    848    $  2,969
                                                                              ========    ========
               Income taxes paid                                              $     94    $    130
                                                                              ========    ========

          The accompanying notes are an integral part of the unaudited financial statements.

                        Universal Hospital Services, Inc.

            NOTES TO UNAUDITED QUARTERLY REPORT FINANCIAL STATEMENTS

1.       Basis of Presentation:

         The condensed financial statements included in this Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2000.

         The interim financial statements presented herein as of March 31, 2000 and 1999, and for the three months ended March 31, 2000 and 1999, reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented. These adjustments are all of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year.

         The December 31, 1999 Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.



2.       Acquisitions

         Vital Choice Medical Systems, Inc.

         On October 26, 1999, the Company acquired Vital Choice Medical Systems, Inc. (VC) pursuant to a Stock Purchase Agreement among the Company and the shareholders of VC. Under the agreement, the Company acquired all of the outstanding capital stock of VC for approximately $5.5 million, including the repayment of approximately $2.1 million of outstanding indebtedness of VC. The source of funds was from the new Credit Facility.

         VC rents medical equipment to hospitals and alternate care facilities from three locations in central and northern California--Oakland, Fresno, and Sacramento. VC also supplies disposable medical products used in connection with rental equipment and provides a variety of biomedical services.

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

         Proforma Information

         The following summarizes unaudited proforma results of operations for the three months ended March 31, 1999 assuming the acquisitions of VC and EMS occurred as of January 1, 1999.

                                                      Three Months Ended
                                                        March 31, 1999
                                                      ------------------
         Total Revenue                                    $24,432,000
         Net income                                       $   414,000

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

Results of Operations

The following table provides information on the percentages of certain items of selected financial data bear to total revenues and also indicates the percentage increase or decrease of this information over the prior comparable period:

                                                                      Percent
                                                  Percent of Total    Increase
                                                      Revenues       (Decrease)
                                                 Three Months Ended
                                                      March 31,      Qtr 1 2000
                                                                     Over Qtr 1
                                                    2000      1999      1999
                                                   ----------------  ---------
Revenues:

      Equipment rentals                             88.3%     86.8%    16.6%
      Sales of supplies and equipment, and other    11.7%     13.2%     2.3%
                                                   ---------------
             Total revenues                        100.0%    100.0%    14.8%

Costs of rentals and sales:

      Cost of equipment rentals                     23.8%     21.1%    29.4%
      Rental equipment depreciation                 19.2%     17.0%    30.0%
      Cost of supplies and equipment sales           8.6%      8.5%    15.3%
                                                   ---------------
             Total cost of rentals and sales        51.6%     46.6%    27.0%
                                                   ---------------

Gross profit                                        48.4%     53.4%     4.1%

Selling, general and administrative                 31.2%     33.0%     8.8%
                                                   ---------------
Operating  income                                   17.2%     20.4%    (3.6%)

Interest expense                                    18.8%     17.8%    21.0%
                                                   ---------------

(Loss) income before income taxes                   (1.6%)     2.6%      NM

(Benefit) provision for income taxes                (0.1%)     1.5%      NM
                                                   ---------------

Net (loss) income                                   (1.5%)     1.1%      NM
                                                   ===============

General

We are a leading nationwide provider of moveable medical equipment to more than 5,000 hospitals and alternate care providers through our equipment rental and outsourcing programs.

The following discussion addresses our financial condition as of March 31, 2000 and the results of operations and cash flows for the three months ended March 31, 2000 and 1999. This discussion should be read in conjunction with the financial statements included elsewhere herein and the Management's Discussion and Analysis and Financial sections of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2000.

Safe Harbor Statements under the Private Securities Litigation Reform Act of 1995: We believe statements in this Form 10-Q looking forward in time involve risks and uncertainties. The following factors, among others, could adversely effect our business, operations and financial condition causing our actual results to differ materially from those expressed in any forward-looking statements: our substantial outstanding debt and high degree of leverage and the continued availability, terms and deployment of capital, including our ability to service or refinance debt; restrictions imposed by the terms of our debt; adverse regulatory developments affecting, among other things, the ability of our customers to obtain reimbursement of payments made to us; changes and trends in customer preferences, including increased purchasing of movable medical equipment; difficulties or delays in our continued expansion into certain markets and development of new markets; unanticipated costs or difficulties or delays in implementing the components of our strategy and plan and possible adverse consequences relating to our ability to successfully integrate recent acquisitions; effect of and changes in economic conditions, including inflation and monetary conditions; actions by competitors and availability of and ability to retain qualified personnel. For a more complete discussion see the caption "Industry Assessment" and in our Form 10-K filing filed with the Securities and Exchange Commission on March 29, 2000 under the caption "Business--Risk Factors."

Industry Assessment

Our business may be significantly affected by, and the success of our growth strategies depends on, the availability and nature of reimbursements to hospitals and other health care providers for their medical equipment costs under federal programs such as Medicare and by other third party payors. Our customers, primarily hospitals and alternate care providers, have been and continue to be faced with cost containment pressures and uncertainties with respect to health care reform and reimbursement. There has been, and we believe there will continue to be, a transition toward fixed, per-capita payment systems and other risk-sharing mechanisms. Under its prospective payment system, the Health Care Financing Administration, which determines Medicare reimbursement levels, reimburses hospitals for medical treatment at fixed rates according to diagnostic related groups without regard to the individual hospital's actual cost. In July 1998, HCFA changed the way it reimburses nursing homes to a similar prospective payment system. The Balanced Budget Act of 1997 significantly reduced the growth in federal spending on Medicare and Medicaid over the next five years.

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

Completed Acquisitions (See footnote 2 to the financial statements).

On October 26, 1999, we completed the purchase of Vital Choice Medical Systems, Inc. (VC), a privately held company headquartered in Visalia, California.

On March 31, 1999, we completed the purchase of Express Medical Supply, Inc.
(EMS), a privately held company headquartered in Nashville, Tennessee.

Equipment Rental Revenues

Equipment rental revenues were $23.7 million for the first quarter of 2000, representing a $3.4 million or 16.6% increase from equipment rental revenues of $20.3 million for the same period of 1999. After giving effect to the acquisition of VC, equipment rental revenue would have increased 12.8% for the first quarter of 2000, compared to the same period in the prior year. The rental revenue increase resulted from the acquisition of VC combined with revenue generated from rental equipment additions. The strong growth in rental revenues was partially offset by price concessions to certain Group Purchasing Organizations (GPO) to achieve preferred vendor relationships. These GPO agreements started during the first quarter of 1999 and are for terms ranging from between two to three years.

Sales of Supplies and Equipment, and Other

Sales of supplies and equipment and other were $3.2 million for the first quarter of 2000, representing a $0.1 million, or 2.3%, increase from sales of supplies and equipment, and other of $3.1 million for the same period of 1999.

Cost of Equipment Rentals

Cost of equipment rentals were $6.4 million for the first quarter of 2000, representing a $1.5 million, or 29.4%, increase from cost of equipment rentals of $4.9 million for the same period of 1999. Cost of equipment rentals, as a percentage of equipment rental revenues, increased to 26.9% for the first quarter of 2000 from 24.3% for the same period of 1999, as a result of GPO price concessions mentioned above, rents, vehicles and employees associated with new district locations, hiring delivery employees to support rental revenue growth, and average replacement parts cost.

Rental Equipment Depreciation

Rental equipment depreciation was $5.2 million for the first quarter of 2000, representing a $1.2 million or 30.0% increase from rental equipment depreciation of $4.0 million for the same period of 1999, as a result of equipment purchases during 1999 and 2000. Rental equipment depreciation as a percentage of equipment rental revenues increased to 21.8% in the first quarter of 2000 from 19.5% for the same period of 1999 as a result of the GPO price concessions.

Gross Profit

Total gross profit was $13.0 million for the first quarter of 2000, representing a $0.5 million or 4.1% increase from gross profit of $12.5 million for the same period of 1999. The increase in gross profit is due to rental revenue growth offset by the increased cost of equipment rentals discussed above.

Gross profit on rentals represents equipment rental revenues reduced by the cost of equipment rentals and rental equipment depreciation. Gross profit on rentals decreased to 51.3% of equipment rental revenues for the first quarter of 2000 from 56.1% for the same period in 1999. The decline in the margin was predominately due to the previously discussed GPO price concessions, cost of equipment rentals as well as the increased depreciation from capital equipment purchases that were partially offset by increased rental revenues.

Gross margin on sales of supplies and equipment and other decreased to 27.0% in the first quarter of 2000 from 35.2% for the same period of 1999.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $8.4 million in the first quarter of 2000, representing a $0.7 million, or 8.8% increase from selling, general and administrative expenses of $7.7 million for the same period of 1999. The increase was due to additional employees in first quarter 2000 over the same period in 1999, including three new divisional managers to increase district leadership, increased amortization of goodwill from acquisitions and debt financing costs, and the impact of GPO administration fees. Selling, general and administrative expenses as a percentage of total revenue decreased to 31.2% for the first quarter of 2000 from 33.0% for the same period of 1999. The decrease in this percentage is primarily due to the growth in rental revenue.

Interest Expense

Interest expense was $5.1 million for the first quarter of 2000, representing a $0.9 million, or 21.0% increase from interest expense of $4.2 million in the same period of 1999. These increases primarily reflect our incremental borrowings associated with capital equipment additions and the acquisitions VC and EMS. Average borrowings increased to $193.3 million during the first quarter of 2000 from $161.7 million for the same period in 1999.

Income Taxes

Our effective income tax rate for the first three months of 2000 was 6.6% compared to a statutory federal income tax rate of 34.0%, primarily due to amortization of goodwill that is not deductible for income tax purposes and the establishment of a valuation allowance during the first quarter of 2000. The effective income tax rate for the first three months of 2000 is management's estimate of the full year 2000 effective rate.

Net Loss

We incurred a net loss of ($0.4) million during the first quarter of 2000, representing a $0.7 million decrease from net income of $0.3 million in the same period of 1999.

EBITDA

We believe earnings before interest, taxes, depreciation, and amortization ("EBITDA") to be a measurement of operating performance. EBITDA for the first quarter of 2000 was $11.1 million versus $9.9 million for the same period of 1999.

Quarterly Financial Information: Seasonality

Quarterly operating results are typically affected by seasonal factors. Historically, our first and fourth quarters are the strongest, reflecting increased hospital utilization during the fall and winter months.

Liquidity and Capital Resources

Historically, we have financed our equipment purchases through internally generated funds and borrowings under our existing revolving credit facility. As an asset intensive business, we have required continued access to capital to support the acquisition of equipment for rental to our customers. We purchased, on a book basis, $41.6 million, $42.6 million and $20.4 million of rental equipment in 1999, 1998, and 1997, respectively. For the first quarter of 2000, on a book basis, we purchased $7.2 million of rental equipment.

During the first three months of 2000 and 1999, net cash flows provided by operating activities were $5.1 million and $2.3 million, respectively. Net cash flows used in investing activities were $9.7 million and $20.7 million in each of these periods. Net cash flows provided by financing activities were $4.5 million and $18.4 million, respectively.

Our principal sources of liquidity are expected to be cash flows from operating activities and borrowings under our Revolving Credit Facility. It is anticipated that our principal uses of liquidity will be to fund capital expenditures related to purchases of movable medical equipment, provide working capital, meet debt service requirements and finance our strategic plans.

As of March 31, 2000, we were capitalized with $135.0 million of outstanding notes and with $62.1 million outstanding loans under our $77.5 million Revolving Credit Facility. Interest on loans outstanding are payable at a rate per annum, selected at the Company's option, equal to the Base Rate Margin (the Banks Base Rate plus 1.75%) or the adjusted Eurodollar Rate Margin (3.00% over the adjusted Eurodollar Rate). Commencing April 30, 2000, the Banks Base Rate and the Eurodollar Rate used to calculate such interest rates may be adjusted if the Company satisfies certain leverage ratios. Our revolving credit facility contains restrictive covenants which, among other things, limits us from entering into additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, consolidations, liens and encumbrances and prepayments of other indebtedness.

On January 26, 1999, we issued an additional $35.0 million of our 10.25% Senior Notes and received proceeds of approximately $29.8 million, net of the original issue discount. The proceeds were used to reduce borrowing under our Revolving Credit Facility.

We believe that, based on current levels of operations and anticipated growth, our cash from operations, together with our other sources of liquidity, including borrowings available under the Revolving Credit Facility, will be sufficient over the next several years to fund anticipated capital expenditures and make required payments due on the Notes and obligations under the Revolving Credit Facility. We believe that our ability to repay the Notes and amounts outstanding under the Revolving Credit Facility at maturity will require additional financing. There can be no assurance, however, that any such financing will be available at such time to us, or that any such financing will be on terms favorable to us.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company does not have any liquid investments. The Company's exposure to interest rate risk is mainly through its borrowing under its secured Senior Revolving Credit Facility. The Company was primarily exposed to the Eurodollar interest rate on its borrowings under the Revolving Credit Facility. The Company does not use derivative financial instruments.

Part II - Other Information

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities and Use of Proceeds

On January 17, 2000, the Company sold 10,000 shares of its common stock (the "Common Stock") to John A. Gappa, an officer of the Company, for an aggregate purchase price of $33,100.00. The sale was completed pursuant to the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"). On January 31, 2000, the Company sold 12,084 shares of Common Stock to an existing shareholder for an aggregate purchase price of $39,998.04. The sale was completed pursuant to an exemption from registration provided under Section 4(2) of the Securities Act. On March 31, 2000, the Company completed an offering (the "Offering") of Common Stock to certain members of the Company's management. The Company offered up to 210,000 shares (the "Offered Shares") of the Common Stock at a purchase price of $3.31 per share. The Offering was conducted pursuant an exemption from registration provided under Section 4(2) of the Securities Act. At the completion of the offering on March 31, 2000, the Company sold a total of 23,041 shares of the Offered Shares for an aggregate purchase price of $76,267.61. The proceeds from the sale of all such shares were added to the Company's general funds and used for the Company's general corporate purposes.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Company does not have a class of equity securities registered under Section 15(d) or Section 12 of the Securities Exchange Act of 1934, as amended. On February 22, 2000 at a Regular Meeting of Shareholders of the Company, the shareholders (i) elected directors to the Board of Directors of the Company and
(ii) approved an amendment (the "Amendment") to the Company bylaws to opt the Company out of Sections 302A.671 and 302A.673 of the Minnesota Business Corporation Act. At the Regular Meeting, the shareholders elected David E. Dovenberg, Jerry D. Horn, Samuel B. Humphries, Steven G. Segal and Edward D. Yun to serve as directors until the next regular meeting of shareholders or until his respective successor is duly elected and qualified and approved the Amendment. The number of shares present by person or by proxy at the Regular Meeting was 15,753,695. The number of shares electing the directors and approving the Amendment was 15,753,695 shares, while no shares were voted against the nominees or the Amendment and no shares abstained.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits:

         3.2(b) Amendment to Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2(b) to Form 10-K filed March 29, 2000).

         12.1     Ratio of Earnings to Fixed Charges

(b)      Reports on Form 8-K:

         None

SIGNATURES




         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Date:    May 11, 2000


                                          Universal Hospital Services, Inc.

                                          By  /s/ David E. Dovenberg
                                          David E. Dovenberg,
                                          President and Chief Executive Officer




                                          By  /s/ John A. Gappa
                                          John A. Gappa,
                                          Senior Vice President and
                                          Chief Financial Officer

Universal Hospital Services, Inc.

EXHIBIT INDEX TO REPORT ON FORM 10-Q


Exhibit
Number      Description
------      -----------

3.2(b) Amendment to Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2(b) to Form 10-K filed March 29, 2000).

12.1        Ratio of Earnings to Fixed Charges

27.1        Financial Data Schedule for Quarterly Period Ended March 31, 2000