Form 10-Q
period 2000-06-30
UNIVERSAL HOSPITAL SERVICES INC
filed 2000-08-08
CIK 886171

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2000

                                       OR
( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


           For the transition period from _______________________



                        Commission file Number: 333-49743
                        UNIVERSAL HOSPITAL SERVICES, INC.
                        ---------------------------------
             (Exact Name of Registrant as specified in its charter)

                Minnesota                                41-0760940
      ------------------------------                   --------------
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


                                  952-893-3200
                                  ------------
              (Registrant's telephone number, including area code)


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

                                                  Three Months Ended      Six Months Ended
                                                       June 30,                June 30,
                                                 --------------------------------------------
                                                   2000        1999        2000        1999
                                                 --------    --------    --------    --------
Revenues:

    Equipment rentals                            $ 22,085    $ 19,012    $ 45,818    $ 39,357
    Sales of supplies and equipment, and other      2,970       2,962       6,127       6,050
                                                 --------    --------    --------    --------
       Total revenues                              25,055      21,974      51,945      45,407

Costs of rentals and sales:

    Cost of equipment rentals                       6,090       5,656      12,483      10,597
    Rental equipment depreciation                   5,426       4,330      10,593       8,305
    Cost of supplies and equipment sales            2,009       2,059       4,313       4,059
                                                 --------    --------    --------    --------
       Total costs of rentals and sales            13,525      12,045      27,389      22,961
                                                 --------    --------    --------    --------

Gross profit                                       11,530       9,929      24,556      22,446

Selling, general and administrative                 8,607       7,206      17,013      14,930
                                                 --------    --------    --------    --------

Operating income                                    2,923       2,723       7,543       7,516

Interest expense                                    5,160       4,396      10,222       8,579
                                                 --------    --------    --------    --------

Loss before income taxes                           (2,237)     (1,673)     (2,679)     (1,063)

Benefit for income taxes                              (63)     (1,656)        (92)     (1,297)
                                                 --------    --------    --------    --------

Net (loss) income                                ($ 2,174)   ($    17)   ($ 2,587)   $    234
                                                 ========    ========    ========    ========

          The accompanying notes are an integral part of the unaudited financial statements.

                        Universal Hospital Services, Inc.

                                 BALANCE SHEETS
          (dollars in thousands except share and per share information)

                                     ASSETS
                                                                                  June 30,       December 31,
                                                                                    2000             1999
                                                                                 ------------    ------------
                                                                                 (unaudited)
Current assets:
       Accounts receivable, less allowance for doubtful accounts of $1,400
              at June 30, 2000 and $1,450 at December 31, 1999                   $     25,459    $     27,338
       Inventories                                                                      3,003           3,527
       Deferred income taxes                                                            1,063           1,063
       Other current assets                                                               992             839
                                                                                 ------------    ------------
           Total current assets                                                        30,517          32,767

Property and equipment:
       Rental equipment, at cost less accumulated depreciation                         94,531          91,953
       Property and office equipment, at cost less accumulated depreciation             5,002           4,804
                                                                                 ------------    ------------
           Total property and equipment, net                                           99,533          96,757

Intangible and other assets:
       Goodwill, less accumulated amortization                                         38,392          39,704
       Other primarily deferred financing costs, less accumulated amortization          6,860           7,508
                                                                                 ------------    ------------
           Total assets                                                          $    175,302    $    176,736
                                                                                 ============    ============

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
       Current portion of long-term debt                                         $        263    $        305
       Accounts payable                                                                10,652           9,419
       Accrued compensation and pension                                                 3,407           3,350
       Accrued interest                                                                 5,236           4,925
       Other accrued expenses                                                           1,011             725
       Bank overdrafts                                                                    480           2,506
                                                                                 ------------    ------------
           Total current liabilities                                                   21,049          21,230

Long-term debt, less current portion                                                  188,301         187,157
Deferred compensation and pension                                                       2,368           2,232
Deferred income taxes                                                                   1,234           1,326


Series B, 13% Cumulative Preferred Stock, $0.01 par value; 25,000 shares authorized, 6,246 shares issued and outstanding at June 30, 2000 and
     December 31, 1999, net of unamortized discount, including accrued stock
     dividends                                                                          6,675           6,207

Commitments and contingencies

Shareholders' deficiency:

       Common Stock, $0.01 par value; 50,000,000 authorized,
             16,090,444 and 16,063,240 shares issued and outstanding at
             June 30, 2000 and December 31, 1999, respectively                            161             161
       Additional paid-in capital                                                       2,334           2,242
       Accumulated deficit                                                            (46,820)        (43,819)
                                                                                 ------------    ------------
           Total shareholders' deficiency                                             (44,325)        (41,416)
                                                                                 ------------    ------------
           Total liabilities and shareholders' deficiency                        $    175,302    $    176,736
                                                                                 ============    ============

          The accompanying notes are an integral part of the unaudited financial statements.

                        Universal Hospital Services, Inc.

                            STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                                          Six Months Ended June 30,
                                                                                          -------------------------
                                                                                              2000        1999
                                                                                            --------    --------
Cash flows from operating activities:
              Net (loss) income                                                             ($ 2,587)   $    234
              Adjustments to reconcile net (loss) income to net
                   cash provided by operating activities:
                     Depreciation                                                             11,200       8,767
                     Amortization of intangibles                                               2,096       1,893
                     Provision for doubtful accounts                                             574         501
                     Loss on sale of equipment                                                   267         601
                     Deferred income taxes                                                       (92)     (1,316)
              Changes in operating assets and liabilities, net of impact of acquisitions:
                     Accounts receivable                                                       1,052      (3,916)
                      Inventories and other operating assets                                     372        (629)
                     Accounts payable and accrued expenses                                     3,257       3,133
                                                                                            --------    --------
                     Net cash provided by operating activities                                16,139       9,268
                                                                                            --------    --------

Cash flows from investing activities:
              Rental equipment purchases                                                     (14,325)    (27,671)
              Property and office equipment purchases                                           (821)     (1,035)
              Proceeds from disposition of rental equipment                                      277       1,273
              Acquisitions                                                                                  (845)
              Other                                                                              162        (434)
                                                                                            --------    --------
                     Net cash used in investing activities                                   (14,707)    (28,712)
                                                                                            --------    --------

Cash flows from financing activities:
              Proceeds under loan agreements                                                  21,625      57,175
              Payments under loan agreements                                                 (21,123)    (35,331)
              Prepayment of deferred loan costs                                                           (1,181)
              Proceeds from issuance of common stock, net of offering costs                       92
              Change in book overdraft                                                        (2,026)     (1,219)
                                                                                            --------    --------
                     Net cash (used in) provided by financing activities                      (1,432)     19,444
                                                                                            --------    --------

Net change in cash and cash equivalents                                                     $    ---    $    ---
                                                                                            ========    ========

Supplemental cash flow information:
               Interest paid                                                                $  9,592    $  7,183
                                                                                            ========    ========
               Rental equipment purchases included in accounts payable                      $  2,383    $  1,814
                                                                                            ========    ========
               Income taxes paid (received)                                                 $     59    ($   223)
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

         The interim financial statements presented herein as of June 30, 2000 and 1999, and for the three and six months ended June 30, 2000 and 1999, reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented. These adjustments are all of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year.

         The December 31, 1999 Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.



2.       Acquisitions

         Vital Choice Medical Systems, Inc.

         On October 26, 1999, the Company acquired Vital Choice Medical Systems, Inc. (VC) pursuant to a Stock Purchase Agreement among the Company and the shareholders of VC. Under the agreement, the Company acquired all of the outstanding capital stock of VC for approximately $5.5 million, including the repayment of approximately $2.1 million of outstanding indebtedness of VC. The source of funds was from the Senior Revolving Credit Facility.

         VC rents medical equipment to hospitals and alternate care facilities from three locations in central and northern California--Oakland, Fresno, and Sacramento. VC also supplies disposable medical products used in connection with rental equipment and provides a variety of biomedical services.

         Express Medical Supply, Inc.

         On March 31, 1999, the Company acquired certain assets of Express Medical Supply, Inc. (EMS) for approximately $0.8 million. The source of funds was from the Senior Revolving Credit Facility.

         EMS rents respiratory equipment to hospitals and home care providers in Nashville. EMS also supplies disposable respiratory products used in connection with the respiratory equipment.

         Proforma Information

         The following summarizes unaudited proforma results of operations for the six months ended June 30, 1999 assuming the acquisitions of VC and EMS occurred as of January 1, 1999.

                            Three Months Ended        Six Months Ended
                               June 30, 1999            June 30, 1999
                               -------------            -------------
         Total Revenue          $22,575,000              $47,007,000
         Net income             $   239,000              $   653,000

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

Results of Operations

The following table provides information on the percentages of certain items of selected financial data bear to total revenues and also indicates the percentage increase or decrease of this information over the prior comparable period:

                                                           Percent of Total Revenues      Percent Increase (Decrease)
                                                           -------------------------      ---------------------------
                                                   Three Months Ended    Six Months Ended     Qtr 2     Six Months
                                                         June 30,           June 30,           2000        2000
                                                                                            Over Qtr 2  Over Six
                                                      2000      1999      2000      1999       1999    Months 1999
                                                   -------------------  ------------------  ----------------------
Revenues:

        Equipment rentals                             88.1%     86.5%     88.2%     86.7%      16.2%      16.4%
        Sales of supplies and equipment, and other    11.9%     13.5%     11.8%     13.3%       0.3%       1.3%
                                                   -------------------  ------------------
                Total revenues                       100.0%    100.0%    100.0%    100.0%      14.0%      14.4%

Costs of rentals and sales:

        Cost of equipment rentals                     24.3%     25.7%     24.0%     23.3%       7.7%      17.8%
        Rental equipment depreciation                 21.7%     19.7%     20.4%     18.3%      25.3%      27.5%
        Cost of supplies and equipment sales           8.0%      9.4%      8.3%      9.0%      (2.4%)      6.3%
                                                   -------------------  ------------------
                Total costs of rentals and sales      54.0%     54.8%     52.7%     50.6%      12.3%      19.3%
                                                   -------------------  ------------------

Gross profit                                          46.0%     45.2%     47.3%     49.4%      16.1%       9.4%

Selling, general and administrative                   34.3%     32.8%     32.8%     32.8%      19.4%      14.0%
                                                   -------------------  ------------------

Operating  income                                     11.7%     12.4%     14.5%     16.6%       7.3%       0.4%

Interest expense                                      20.6%     20.0%     19.7%     18.9%      17.4%      19.2%
                                                   -------------------  ------------------

Loss before income taxes                              (8.9%)    (7.6%)    (5.2%)    (2.3%)       NM         NM

Benefit for income taxes                              (0.2%)    (7.5%)    (0.2%)    (2.8%)       NM         NM
                                                   -------------------  ------------------

Net (loss) income                                     (8.7%)    (0.1%)    (5.0%)     0.5%        NM         NM
                                                   ===================  ==================

General

We are a leading nationwide provider of moveable medical equipment to more than 5,100 hospitals and alternate care providers through our equipment rental and outsourcing programs.

The following discussion addresses our financial condition as of June 30, 2000 and the results of operations and cash flows for the three and six months ended June 30, 2000 and 1999. This discussion should be read in conjunction with the financial statements included elsewhere herein and the Management's Discussion and Analysis and Financial sections included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2000.

Safe Harbor Statements under the Private Securities Litigation Reform Act of 1995: We believe statements in this Form 10-Q looking forward in time involve risks and uncertainties. The following factors, among others, could adversely affect our business, operations and financial condition causing our actual results to differ materially from those expressed in any forward-looking statements: our substantial outstanding debt and high degree of leverage and the continued availability, terms and deployment of capital, including our ability to service or refinance debt; restrictions imposed by the terms of our debt; adverse regulatory developments affecting, among other things, the ability of our customers to obtain reimbursement of payments made to us; changes and trends in customer preferences, including increased purchasing of movable medical equipment; difficulties or delays in our continued expansion into certain markets and development of new markets; unanticipated costs or difficulties or delays in implementing the components of our strategy and plan and possible adverse consequences relating to our ability to successfully integrate recent acquisitions; effect of and changes in economic conditions, including inflation and monetary conditions; actions by competitors and availability of and ability to retain qualified personnel. For a more complete discussion see the caption "Industry Assessment" and in our Form 10-K filing filed with the Securities and Exchange Commission on March 29, 2000 under the caption "Business--Risk Factors."

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

Equipment Rental Revenues

Equipment rental revenues were $22.1 million for the second quarter of 2000, representing a $3.1 million or 16.2% increase from equipment rental revenues of $19.0 million for the same period of 1999. Assuming the acquisition of VC occurred on January 1, 1999, equipment rental revenue would have increased 12.9% for the second quarter of 2000, compared to the same period in the prior year. For the first six months of 2000, equipment rental revenues were $45.8 million, representing a $6.4 million, or 16.4% increase from rental revenues of $39.4 million for the same period of 1999. After giving effect to the acquisition of VC, equipment rental revenue would have increased 12.9% for the first half of 2000, compared to the same period in the prior year. The rental revenue increase resulted from the acquisition of VC combined with revenue generated from rental equipment additions. The strong growth in rental revenues was partially offset by price concessions to certain Group Purchasing Organizations (GPO) to achieve preferred vendor relationships. These GPO agreements started during the first quarter of 1999 and are for terms of two to three years.

Sales of Supplies and Equipment, and Other

Sales of supplies and equipment and other were $3.0 million for the second quarters of 2000 and 1999. For the first six months of 2000 and 1999, sales of supplies and equipment, and other were $6.1 million.

Cost of Equipment Rentals

Cost of equipment rentals were $6.1 million for the second quarter of 2000, representing a $0.4 million, or 7.7%, increase from cost of equipment rentals of $5.7 million for the same period of 1999. For the first six months of 2000, cost of equipment rentals was $12.5 million, representing a $1.9 million, or 17.8% increase from cost of equipment rentals of $10.6 million for the same period of 1999. Cost of equipment rentals, as a percentage of equipment rental revenues, decreased to 27.6% for the second quarter of 2000 from 29.7% for the same period of 1999, as a result of rental revenues growing at a faster rate than the related cost of equipment rentals. For the first six months of 2000, cost of equipment rentals, as a percentage of equipment rental revenues, increased to 27.2% from 26.9% for the same period of 1999, mainly as a result of the GPO price concessions granted at the end of the first quarter of 1999. This was supplemented during the first quarter of 2000 with increased rents, vehicles and employees associated with new district locations, and hiring delivery employees to support rental revenue growth.

Rental Equipment Depreciation

Rental equipment depreciation was $5.4 million for the second quarter of 2000, representing a $1.1 million or 25.3% increase from rental equipment depreciation of $4.3 million for the same period of 1999. For the first six months of 2000, rental equipment depreciation was $10.6 million, representing a $2.3 million, or 27.5% increase from rental equipment depreciation of $8.3 million for the same period of 1999, as a result of equipment purchases during 1999 and 2000. Rental equipment depreciation as a percentage of equipment rental revenues increased to 24.6% in the second quarter of 2000 from 22.8% for the same period of 1999. For the first six months of 2000, rental equipment depreciation as a percentage of equipment rental revenues increased to 23.1% from 21.1% for the same period of 1999. These increases were due to the strong equipment additions during the past twelve months and as the result of GPO agreements.

Gross Profit

Gross profit was $11.5 million for the second quarter of 2000, representing a $1.6 million or 16.1% increase from gross profit of $9.9 million for the same period of 1999. For the first six months of 2000, gross profit was $24.6 million, representing a $2.2 million, or 9.4% increase from gross profit of $22.4 million for the same period of 1999. The increase in gross profit is due to rental revenue growth partially offset by the increased cost of equipment rentals and rental equipment depreciation discussed above.

Gross profit on rentals represents equipment rental revenues reduced by the cost of equipment rentals and rental equipment depreciation. Gross profit on rentals increased to 47.9% of equipment rental revenues for the second quarter of 2000 from 47.5% for the same period in 1999. The increased margin for the second quarter reflects improved operating efficiencies and equipment utilization. For the first six months of 2000, gross profit on rental revenue decreased to 49.6% from 52.0% for the same period of 1999. The decline in the margin was predominately due to the impact of GPO pricing commencing late in the first quarter of 1999 as well as increased cost of equipment rentals, and higher depreciation from capital equipment purchases predominately in the first quarter which were partially offset by growth in rental revenues.

Gross margin on sales of supplies and equipment and other increased to 32.4% in the second quarter of 2000 from 30.5% for the same period of 1999. For the first six months of 2000, gross profit on sales of supplies and equipment and other decreased to 29.6% from 32.9%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $8.6 million in the second quarter of 2000, representing a $1.4 million, or 19.4% increase from selling, general and administrative expenses of $7.2 million for the same period of 1999. For the first six months of 2000, selling, general and administrative expenses were $17.0 million, representing a $2.1 million, or 14.0% increase from $14.9 million for the same period of 1999. The increase was due to additional employees in second quarter 2000 over the same period in 1999, including three new divisional managers, amortization of goodwill from acquisitions and debt financing costs, and employee related insurance costs. Selling, general and administrative expenses as a percentage of total revenue increased to 34.3% for the second quarter of 2000 from 32.8% for the same period of 1999. For the first six months of 2000, selling, general and administrative expenses as a percentage of total revenue remained constant at 32.8%.

Interest Expense

Interest expense was $5.2 million for the second quarter of 2000, representing a $0.8 million, or 17.4% increase from interest expense of $4.4 million in the same period of 1999. For the first six months of 2000, interest expense was $10.2 million, representing a $1.6 million, or 19.2% increase from $8.6 million for the same period of 1999. These increases primarily reflect our incremental borrowings associated with capital equipment additions and the acquisitions of VC and EMS as well as an increase in our effective interest rate. Average borrowings increased to $195.4 million during the second quarter of 2000 from $174.8 million for the same period in 1999 and from $167.5 million during the first six months of 1999 to $193.9 million for the first six months of 2000.

Income Taxes

Our effective income tax rate for the first six months of 2000 was 3.4% compared to a statutory federal income tax rate of 34.0%, primarily due to amortization of goodwill that is not deductible for income tax purposes and the establishment of a valuation allowance related to our net deferred tax asset primarily resulting from net operating loss carry forwards. The effective income tax rate for the first six months of 2000 is management's estimate of the full year 2000 effective rate.

Net Loss

We incurred a net loss of $2.2 million during the second quarter of 2000, compared to a net loss of $0.02 million in the same period of 1999. The first six months of 2000 resulted in a net loss of $2.6 million, compared to net income of $0.2 in the same period of 1999.

EBITDA

We believe earnings before interest, taxes, depreciation, and amortization ("EBITDA") to be a measurement of operating performance. EBITDA for the second quarter of 2000 was $9.8 million versus $8.2 million for the same period of 1999. For the first six months of 2000, EBITDA was $20.8 million versus $18.2 million for the same period of 1999.

Quarterly Financial Information: Seasonality

Quarterly operating results are typically affected by seasonal factors. Historically, our first and fourth quarters are the strongest, reflecting increased hospital utilization during the fall and winter months.

Liquidity and Capital Resources

Historically, we have financed our equipment purchases through internally generated funds and borrowings under our existing Senior Revolving Credit Facility. As an asset intensive business, we have required continued access to capital to support the acquisition of equipment for rental to our customers. We purchased, on a book basis, $41.6 million, $42.6 million and $20.4 million of rental equipment in 1999, 1998, and 1997, respectively. For the first half of 2000, under generally accepted accounting principles, we purchased $13.7 million of rental equipment.

During the first six months of 2000 and 1999, net cash flows provided by operating activities were $16.1 million and $9.3 million, respectively. Net cash flows used in investing activities were $14.7 million and $28.7 million in each of these periods. Net cash flows (used in) provided by financing activities were ($1.4) million and $19.4 million, respectively.

Our principal sources of liquidity are expected to be cash flows from operating activities and borrowings under our Senior Revolving Credit Facility. It is anticipated that our principal uses of liquidity will be to fund capital expenditures related to purchases of movable medical equipment, provide working capital, meet debt service requirements and finance our strategic plans.

As of June 30, 2000, we were capitalized with $135.0 million of outstanding notes and with $56.6 million outstanding loans under our $77.5 million Senior Revolving Credit Facility. Interest on loans outstanding are payable at a rate per annum, selected at the Company's option, equal to the Base Rate Margin (the Banks Base Rate plus 1.75%) or the adjusted Eurodollar Rate Margin (3.00% over the adjusted Eurodollar Rate). The Banks Base Rate and the Eurodollar Rate used to calculate such interest rates may be adjusted if the Company satisfies certain leverage ratios. Our Senior Revolving Credit Facility contains restrictive covenants which, among other things, limits us from entering into additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, consolidations, liens and encumbrances and prepayments of other indebtedness.

We believe that, based on current levels of operations and anticipated growth, our cash from operations, together with our other sources of liquidity, including borrowings available under the Senior Revolving Credit Facility, will be sufficient over the next several years to fund anticipated capital expenditures and make required payments due on the Notes and obligations under the Senior Revolving Credit Facility. We believe that our ability to repay the Notes and amounts outstanding under the Senior Revolving Credit Facility at maturity, will require additional financing. There can be no assurance, however, that any such financing will be available at such time to us, or that any such financing will be on terms favorable to us.

Our expansion and acquisition strategy may require substantial capital, and no assurance can be given that sufficient funding for such acquisitions will be available under our Senior Revolving Credit Facility, which expires October 2004, or that we will be able to raise any necessary additional funds through bank financing or the issuance of equity or debt securities on terms acceptable to us, if at all.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We do not have any liquid investments. Our exposure to interest rate risk is mainly through borrowings under our secured Senior Revolving Credit Facility. We are primarily exposed to the Eurodollar interest rate on our borrowings under the Senior Revolving Credit Facility. We do not use derivative financial instruments.

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

         Date:    August 8, 2000


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

   12.1        Ratio of Earnings to Fixed Charges