Form 10-Q
period 2000-09-30
UNIVERSAL HOSPITAL SERVICES INC
filed 2000-11-07
CIK 886171

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended: September 30, 2000

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


            For the transition period from _______________________



                       Commission file Number: 333-49743
                       UNIVERSAL HOSPITAL SERVICES, INC.
                       ---------------------------------

            (Exact Name of Registrant as specified in its charter)

                 Minnesota                                41-0760940
      ------------------------------               ------------------------
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

                                                            Three Months Ended       Nine Months Ended
                                                               September 30,           September 30,
                                                           --------------------------------------------
                                                             2000        1999        2000        1999
                                                           --------    --------    --------    --------
          Revenues:

              Equipment rentals                            $ 23,170    $ 18,574    $ 68,987    $ 57,931
              Sales of supplies and equipment, and other      2,929       2,833       9,057       8,883
                                                           --------    --------    --------    --------
                 Total revenues                              26,099      21,407      78,044      66,814

          Costs of rentals and sales:

              Cost of equipment rentals                       6,418       5,440      18,902      16,036
              Rental equipment depreciation                   5,825       4,655      16,417      12,960
              Cost of supplies and equipment sales            1,983       2,044       6,296       6,104
                                                           --------    --------    --------    --------
                 Total costs of rentals and sales            14,226      12,139      41,615      35,100
                                                           --------    --------    --------    --------

          Gross profit                                       11,873       9,268      36,429      31,714

          Selling, general and administrative                 8,932       6,789      25,944      21,719
                                                           --------    --------    --------    --------

          Operating income                                    2,941       2,479      10,485       9,995

          Interest expense                                    5,174       4,569      15,396      13,148
                                                           --------    --------    --------    --------

          Loss before income taxes                           (2,233)     (2,090)     (4,911)     (3,153)

          (Benefit) provision for income taxes                  (72)      1,017        (163)       (280)
                                                           --------    --------    --------    --------

          Net loss                                         ($ 2,161)   ($ 3,107)   ($ 4,748)   ($ 2,873)
                                                           ========    ========    ========    ========

    The accompanying notes are an integral part of the unaudited financial statements.

                       Universal Hospital Services, Inc.

                                BALANCE SHEETS
         (dollars in thousands except share and per share information)

                                    ASSETS

                                                                             September 30, December 31,
                                                                                2000          1999
                                                                              ---------    ---------
                                                                                   (unaudited)
Current assets:
       Accounts receivable, less allowance for doubtful accounts of $1,450
              at September 30, 2000 and December 31, 1999                     $  25,305    $  27,338
       Inventories                                                                3,086        3,527
       Deferred income taxes                                                      1,063        1,063
       Other current assets                                                         928          839
                                                                              ---------    ---------
           Total current assets                                                  30,382       32,767

Property and equipment:
       Rental equipment, at cost less accumulated depreciation                   98,518       91,953
       Property and office equipment, at cost less accumulated depreciation       5,117        4,804
                                                                              ---------    ---------
           Total property and equipment, net                                    103,635       96,757

Intangible and other assets:
       Goodwill, less accumulated amortization                                   37,719       39,704
       Other primarily deferred financing costs, less accumulated
       amortization                                                               6,485        7,508
                                                                              ---------    ---------
           Total assets                                                       $ 178,221    $ 176,736
                                                                              =========    =========

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
       Current portion of long-term debt                                      $     264    $     305
       Accounts payable                                                          11,489        9,419
       Accrued compensation and pension                                           4,744        3,350
       Accrued interest                                                           1,809        4,925
       Other accrued expenses                                                     1,020          725
       Bank overdrafts                                                              914        2,506
                                                                              ---------    ---------
           Total current liabilities                                             20,240       21,230

Long-term debt, less current portion                                            194,102      187,157
Deferred compensation and pension                                                 2,499        2,232
Deferred income taxes                                                             1,162        1,326


Series B, 13% Cumulative Preferred Stock, $0.01 par value; 25,000 shares authorized, 6,246 shares issued and outstanding at September 30, 2000 and December 31, 1999, net of unamortized discount, including accrued
     stock dividends                                                              6,909        6,207

Commitments and contingencies

Shareholders' deficiency:

       Common Stock, $0.01 par value; 50,000,000 authorized,
              16,089,214 and 16,063,240 shares issued and outstanding at
              September 30, 2000 and December 31, 1999, respectively                161          161
       Additional paid-in capital                                                 2,335        2,242
       Accumulated deficit                                                      (49,187)     (43,819)
                                                                              ---------    ---------
           Total shareholders' deficiency                                       (46,691)     (41,416)
                                                                              ---------    ---------
           Total liabilities and shareholders' deficiency                     $ 178,221    $ 176,736
                                                                              =========    =========

    The accompanying notes are an integral part of the unaudited financial statements.

                       Universal Hospital Services, Inc.

                           STATEMENTS OF CASH FLOWS
                            (dollars in thousands)
                                  (unaudited)

                                                                                               Nine Months Ended September 30,
                                                                                               -------------------------------
                                                                                                 2000                   1999
                                                                                               --------               --------
Cash flows from operating activities:
              Net loss                                                                         ($ 4,748)              ($ 2,873)
              Adjustments to reconcile net loss to net
                   cash provided by operating activities:
                     Depreciation                                                                17,428                 13,657
                     Amortization of intangibles                                                  3,145                  2,845
                     Provision for doubtful accounts                                                897                    598
                     Loss on sale of equipment                                                      351                    770
                     Deferred income taxes                                                         (164)                  (299)
              Changes in operating assets and liabilities, net of impact of acquisitions:
                     Accounts receivable                                                            849                 (3,853)
                     Inventories and other operating assets                                         352                 (1,087)
                     Accounts payable and accrued expenses                                        1,066                  4,413
                                                                                               --------               --------
                     Net cash provided by operating activities                                   19,176                 14,171
                                                                                               --------               --------

Cash flows from investing activities:
              Rental equipment purchases                                                        (23,112)               (35,891)
              Property and office equipment purchases                                            (1,341)                (1,744)
              Proceeds from disposition of rental equipment                                         403                  1,505
              Acquisitions                                                                                                (845)
              Other                                                                                 203                   (616)
                                                                                               --------               --------
                     Net cash used in investing activities                                      (23,847)               (37,591)
                                                                                               --------               --------

Cash flows from financing activities:
              Proceeds under loan agreements                                                     36,600                 70,375
              Payments under loan agreements                                                    (30,430)               (41,898)
              Prepayment of deferred loan costs                                                                         (1,185)
              Repurchase of common stock                                                            (55)                    (8)
              Proceeds from issuance of common stock, net of offering costs                         148
              Change in book overdraft                                                           (1,592)                (2,130)
                                                                                               --------               --------
                     Net cash provided by financing activities                                    4,671                 25,154
                                                                                               --------               --------

Net change in cash and cash equivalents                                                             ---                  1,734
Cash and cash equivalents at beginning of period                                                    ---                    ---
                                                                                               --------               --------
Cash and cash equivalents at end of period                                                      $   ---                $ 1,734
                                                                                               ========               ========

Supplemental cash flow information:

               Interest paid                                                                    $18,033                $15,017
                                                                                               ========               ========
               Rental equipment purchases included in accounts payable                          $ 3,323                $ 1,323
                                                                                               ========               ========
               Income taxes received                                                            $    26                $   213
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

         The interim financial statements presented herein as of September 30, 2000 and 1999, and for the three and nine months ended September 30, 2000 and 1999, reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented. These adjustments are all of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

         Proforma Information

         The following summarizes unaudited proforma results of operations for the nine months ended September 30, 1999 assuming the acquisitions of VC and EMS occurred as of January 1, 1999.

                                            Three Months Ended         Nine Months Ended
                                             September 30, 1999        September 30, 1999
                                             ------------------       --------------------
         Total Revenue                            $21,946,000             $68,952,000
         Net loss                                 ($2,980,000)            ($2,327,000)

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

Results of Operations

The following table provides information on the percentages of certain items of selected financial data bear to total revenues and also indicates the percentage increase or decrease of this information over the prior comparable period:

                                                      Percent of Total Revenues                   Percent Increase (Decrease)
                                                      -------------------------                   ---------------------------

                                             Three Months Ended        Nine Months Ended           Qtr 3         Nine Months
                                               September 30,             September 30,              2000             2000
                                                                                                 Over Qtr 3       Over Nine
                                             2000        1999           2000         1999           1999         Months 1999
                                          ----------------------    ------------------------    ------------------------------
Revenues:

        Equipment rentals                     88.8%         86.8%          88.4%        86.7%       24.7%             19.1%
        Sales of supplies and equipment,
        and other                             11.2%         13.2%          11.6%        13.3%        3.4%              2.0%
                                          ----------------------    ------------------------
                Total revenues               100.0%        100.0%         100.0%       100.0%       21.9%             16.8%

Costs of rentals and sales:

        Cost of equipment rentals             24.6%         25.4%          24.2%        24.0%       18.0%             17.9%
        Rental equipment depreciation         22.3%         21.7%          21.0%        19.4%       25.1%             26.7%
        Cost of supplies and equipment
        sales                                  7.6%          9.6%           8.1%         9.1%       (3.0%)             3.2%
                                          ----------------------    ------------------------
                Total costs of rentals
                and sales                     54.5%         56.7%          53.3%        52.5%       17.2%             18.6%
                                          ----------------------    ------------------------

Gross profit                                  45.5%         43.3%          46.7%        47.5%       28.1%             14.9%

Selling, general and administrative           34.2%         31.7%          33.3%        32.5%       31.6%             19.5%
                                          ----------------------    ------------------------
Operating income                              11.3%         11.6%          13.4%        15.0%       18.6%              4.9%

Interest expense                              19.9%         21.3%          19.7%        19.7%       13.2%             17.1%
                                          ----------------------    ------------------------

Loss before income taxes                      (8.6%)        (9.7%)         (6.3%)       (4.7%)        NM                NM

(Benefit) provision for income taxes          (0.3%)         4.8%          (0.2%)       (0.4%)        NM                NM
                                          ----------------------    ------------------------
Net loss                                      (8.3%)       (14.5%)         (6.1%)       (4.3%)        NM                NM
                                          ======================    ========================

General

We are a leading nationwide provider of moveable medical equipment to more than 5,200 hospitals and alternate care providers through our equipment rental and outsourcing programs.

The following discussion addresses our financial condition as of September 30, 2000 and the results of operations and cash flows for the three and nine months ended September 30, 2000 and 1999. This discussion should be read in conjunction with the financial statements included elsewhere herein and the Management's Discussion and Analysis and Financial sections included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2000.

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

We believe our Pay-Per-Use(TM) and other rental programs respond favorably to the current industry environment by providing high quality equipment through programs which help health care providers improve their efficiency while effectively matching costs to patient needs, wherever that care is being provided. While our strategic focus appears consistent with health care providers' efforts to contain costs and improve efficiencies, there can be no assurances as to how health care reform will ultimately evolve and the impact it will have on us.

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

On March 31, 1999, we completed the purchase of Express Medical Supply, Inc.
(EMS), a privately held company headquartered in Nashville, Tennessee. The impact of the acquisition of EMS was not material to the financial position and results of operations and is not addressed in the following discussion.

Equipment Rental Revenues

Equipment rental revenues were $23.2 million for the third quarter of 2000, representing a $4.6 million or 24.7% increase from equipment rental revenues of $18.6 million for the same period of 1999. Assuming the acquisition of VC occurred on January 1, 1999, equipment rental revenues would have increased 21.5% for the third quarter of 2000, compared to the same period in the prior year. For the first nine months of 2000, equipment rental revenues were $69.0 million, representing an $11.1 million, or 19.1% increase from rental revenues of $57.9 million for the same period of 1999. Assuming the acquisition of VC occurred on January 1, 1999, equipment rental revenue would have increased 15.6% for the first nine months of 2000, compared to the same period in the prior year. The rental revenue increase resulted from rental equipment additions, more efficient utilization of existing rental equipment and growth in our customer base. Year to date, the strong growth in rental revenues was partially offset by price concessions to certain Group Purchasing Organizations (GPO) to achieve preferred vendor relationships. These GPO agreements started during the first quarter of 1999 and are for terms of two to three years.

Sales of Supplies and Equipment, and Other

Sales of supplies and equipment and other were $2.9 million for the third quarter of 2000, representing a $0.1 million, or 3.4%, increase from sales of supplies and equipment and other of $2.8 million for the same period of 1999. For the first nine months of 2000, sales of supplies and equipment and other was $9.1 million, representing a $0.2 million, or 2.0%, increase from sales of supplies and equipment and other of $8.9 million for the same period of 1999.

Cost of Equipment Rentals

Cost of equipment rentals was $6.4 million for the third quarter of 2000, representing a $1.0 million, or 18.0%, increase from cost of equipment rentals of $5.4 million for the same period of 1999. For the first nine months of 2000, cost of equipment rentals was $18.9 million, representing a $2.9 million, or 17.9% increase from cost of equipment rentals of $16.0 million for the same period of 1999. These results are in line with the increase in equipment rental revenues supplemented by cost efficiencies. Cost of equipment rentals, as a percentage of equipment rental revenues, decreased to 27.7% for the third quarter of 2000 from 29.3% for the same period of 1999. For the first nine months of 2000, cost of equipment rentals, as a percentage of equipment rental revenues, decreased to 27.4% from 27.7% for the same period of 1999. These decreases are a result of rental revenues growing at a faster rate than the related cost of equipment rentals.

Rental Equipment Depreciation

Rental equipment depreciation was $5.8 million for the third quarter of 2000, representing a $1.1 million or 25.1% increase from rental equipment depreciation of $4.7 million for the same period of 1999. For the first nine months of 2000, rental equipment depreciation was $16.4 million, representing a $3.4 million, or 26.7% increase from rental equipment depreciation of $13.0 million for the same period of 1999, and is the result of equipment purchases during 1999 and 2000. Rental equipment depreciation as a percentage of equipment rental revenues remained at 25.1% in the third quarter of 2000 and 1999. For the first nine months of 2000, rental equipment depreciation as a percentage of equipment rental revenues increased to 23.8% from 22.4% for the same period of 1999. This increase is due to the strong equipment additions during the past 12 months, and the result of GPO agreements disclosed above.

Gross Profit

Gross profit was $11.9 million for the third quarter of 2000, representing a $2.6 million or 28.1% increase from gross profit of $9.3 million for the same period of 1999. For the first nine months of 2000, gross profit was $36.4 million, representing a $4.7 million, or 14.9% increase from gross profit of $31.7 million for the same period of 1999. The increase in gross profit is due to rental revenue growth partially offset by the increased cost of equipment rentals and rental equipment depreciation discussed above.

Gross profit on rentals represents equipment rental revenues reduced by the cost of equipment rentals and rental equipment depreciation. Gross profit on rentals increased to 47.2% of equipment rental revenues for the third quarter of 2000 from 45.7% for the same period in 1999. The increased margin for the third quarter reflects increased revenue growth and equipment utilization. For the first nine months of 2000, gross profit on rental revenue decreased to 48.8% from 49.9% for the same period of 1999. The decline in the margin was predominately due to the impact of GPO pricing commencing late in the first quarter of 1999 as well as increased cost of equipment rentals, and higher depreciation from capital equipment purchases predominately in the first quarter, which was partially offset by growth in rental revenues.

Gross margin on sales of supplies and equipment and other increased to 32.3% in the third quarter of 2000 from 27.8% for the same period of 1999. For the first nine months of 2000, gross profit on sales of supplies and equipment and other decreased to 30.5% from 31.3%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $8.9 million in the third quarter of 2000, representing a $2.1 million, or 31.6% increase from selling, general and administrative expenses of $6.8 million for the same period of 1999. For the first nine months of 2000, selling, general and administrative expenses were $25.9 million, representing a $4.2 million, or 19.5% increase from $21.7 million for the same period of 1999. The increase was due to additional employees and compensation in third quarter 2000 over the same period in 1999, amortization of goodwill from acquisitions and debt financing costs, bad debt expense, and employee related insurance costs. Selling, general and administrative expenses as a percentage of total revenue increased to 34.2% for the third quarter of 2000 from 31.7% for the same period of 1999, because of the previously mentioned items. For the first nine months of 2000, selling, general and administrative expenses as a percentage of total revenue increased to 33.3% from 32.5% for the same period in 1999.

Interest Expense

Interest expense was $5.2 million for the third quarter of 2000, representing a $0.6 million, or 13.2% increase from interest expense of $4.6 million in the same period of 1999. For the first nine months of 2000, interest expense was $15.4 million, representing a $2.3 million, or 17.1% increase from $13.1 million for the same period of 1999. These increases primarily reflect our incremental borrowings associated with capital equipment additions and the acquisitions of VC and EMS as well as an increase in our effective interest rate. Average borrowings increased to $194.0 million during the third quarter of 2000 from $177.9 million for the same period in 1999 and from $170.8 million during the first nine months of 1999 to $194.2 million for the first nine months of 2000.

Income Taxes

Our effective income tax rate for the first nine months of 2000 was 3.3% compared to a statutory federal income tax rate of 34.0%, primarily due to amortization of goodwill that is not deductible for income tax purposes and the establishment of a valuation allowance related to our net deferred tax asset primarily resulting from net operating loss carry forwards. The effective income tax rate for the first nine months of 2000 is management's estimate of the full year 2000 effective rate.

Net Loss

We incurred a net loss of $2.2 million during the third quarter of 2000, compared to a net loss of $3.1 million in the same period of 1999. The first nine months of 2000 resulted in a net loss of $4.7 million, compared to a net loss of $2.9 million in the same period of 1999.

EBITDA

We believe earnings before interest, taxes, depreciation, and amortization ("EBITDA") to be a measurement of operating performance. EBITDA for the third quarter of 2000 was $10.2 million versus $8.3 million for the same period of 1999. For the first nine months of 2000, EBITDA was $31.1 million versus $26.5 million for the same period of 1999. EBITDA as a percentage of total revenue increased to 39.1% for the third quarter of 2000 from 38.9% for the same period of 1999. For the first nine months of 2000, EBITDA as a percentage of total revenue increased to 39.8% from 39.7% for the same period in 1999.

Quarterly Financial Information: Seasonality

Quarterly operating results are typically affected by seasonal factors. Historically, our first and fourth quarters are the strongest, reflecting increased hospital utilization during the fall and winter months.

Liquidity and Capital Resources

Historically, we have financed our equipment purchases through internally generated funds and borrowings under our existing Senior Revolving Credit Facility. As an asset intensive business, we have required continued access to capital to support the acquisition of equipment for rental to our customers. We purchased, on a book basis, $41.6 million, $42.6 million and $20.4 million of rental equipment in 1999, 1998, and 1997, respectively. For the first nine months of 2000, under generally accepted accounting principles, we purchased $23.7 million of rental equipment compared to $29.2 million during the same period of 1999.

During the first nine months of 2000 and 1999, net cash flows provided by operating activities were $19.2 million and $14.2 million, respectively. Net cash flows used in investing activities were $23.8 million and $37.6 million in each of these periods. Net cash flows provided by financing activities were $4.7 million and $25.2 million, respectively.

Our principal sources of liquidity are expected to be cash flows from operating activities and borrowings under our Senior Revolving Credit Facility. It is anticipated that our principal uses of liquidity will be to fund capital expenditures related to purchases of movable medical equipment, provide working capital, meet debt service requirements and finance our strategic plans.

As of September 30, 2000, we were capitalized with $135.0 million of outstanding notes and with $62.4 million outstanding loans under our $77.5 million Senior Revolving Credit Facility. Interest on loans outstanding is payable at a rate per annum, selected at the Company's option, equal to the Base Rate Margin (the Bank's Base Rate plus 1.75%) or the adjusted Eurodollar Rate Margin (3.00% over the adjusted Eurodollar Rate). The Banks Base Rate and the Eurodollar Rate used to calculate such interest rates may be adjusted if the Company satisfies certain leverage ratios. Our Senior Revolving Credit Facility contains restrictive covenants which, among other things, limits us from entering into additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, consolidations, liens and encumbrances and prepayments of other indebtedness.

We believe that, based on current levels of operations and anticipated growth, our cash from operations, together with our other sources of liquidity, including borrowings available under the Senior Revolving Credit Facility, will be sufficient over the next several periods to fund anticipated capital expenditures and make required payments due on the Notes and obligations under the Senior Revolving Credit Facility. We believe that our ability to repay the Notes and amounts outstanding under the Senior Revolving Credit Facility at maturity will require additional financing. There can be no assurance, however, that any such financing will be available at such time to us, or that any such financing will be on terms favorable to us.

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

Item 2.  Changes in Securities and Use of Proceeds

On September 21, 2000, the Company sold 2,000 shares of its common stock to a member of the Company's management, for an aggregate purchase price of $6,620.00. The sale was completed pursuant to an exemption from registration provided under Section 4(2) of the Security Act of 1933, as amended. The proceeds from the sale of such shares were added to the Company's general funds and used for the Company's general corporate purposes.

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

     (a)   Exhibits:

           12   Ratio of Earnings to Fixed Charges

     (b)   Reports on Form 8-K:

           None

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Date: November 7, 2000


                                        Universal Hospital Services, Inc.

                                        By /s/ David E. Dovenberg
                                        David E. Dovenberg,
                                        President and Chief Executive Officer




                                        By /s/ John A. Gappa
                                        John A. Gappa,
                                        Senior Vice President and
                                        Chief Financial Officer

Universal Hospital Services, Inc.

EXHIBIT INDEX TO REPORT ON FORM 10-Q


Exhibit
Number      Description                                          Page
------      -----------                                          ----

12          Ratio of Earnings to Fixed Charges                    15