Form 10-K405
period 2000-12-31
UNIVERSAL HOSPITAL SERVICES INC
filed 2001-03-14
CIK 886171

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

(Mark One)
[X]   Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934.  For the fiscal year ended December 31, 2000, or

[ ]   Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from ________ to _________. Commission File Number: 0-20086


                      UNIVERSAL HOSPITAL SERVICES, INC.
                      ---------------------------------

            (Exact name of Registrant as specified in its charter)

            Minnesota                                    41-0760940
     -----------------------                   -----------------------------
  (State or other jurisdiction of            (IRS Employer Identification No.)
  incorporation or organization)

                       3800 West 80th Street, Suite 1250

                       Bloomington, Minnesota 55431-4442
                  ------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (952) 893-3200
                              -------------------
             (Registrant's telephone number, including area code)

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

                                FORM 10-K INDEX
                                ---------------

                                                                    PAGE
                                                                    ----

PART I
------

ITEM 1   Business                                                     3

ITEM 2   Properties                                                  16

ITEM 3   Legal Proceedings                                           16

ITEM 4   Submission of Matters to a Vote of Security Holders         16



PART II
-------

ITEM 5   Market for Registrant's Common Equity and

           Related Stockholder Matters                               17

ITEM 6   Selected Financial Data                                     18

ITEM 7   Management's Discussion and Analysis of Financial

           Condition and Results of Operations                       21

ITEM 7A  Quantitative and Qualitative Disclosures about Market Risk  28

ITEM 8   Financial Statements and Supplementary Data                 28

ITEM 9   Changes in and Disagreements with Accountants

           on Accounting and Financial Disclosure                    28



PART III
--------

ITEM 10  Directors and Executive Officers of the Registrant          29

ITEM 11  Executive Compensation                                      31

ITEM 12  Principal Shareholders                                      34

ITEM 13  Certain Relationships and Related Transactions              35



PART IV
-------

ITEM 14  Exhibits, Financial Statements, Schedule and

           Reports on Form 8-K                                       37

                                    PART I
                                    ------

                               ITEM 1: BUSINESS
                               ----------------

General

     Universal Hospital Services, Inc. ("UHS" or the "Company"), incorporated in Minnesota, 1954, is a leading nationwide provider of movable medical equipment to more than 5,250 hospitals and alternate care providers through equipment rental and outsourcing programs. Our principal rental program is an innovative Pay-Per-Use(TM) program where we charge a per use rental fee based on daily use of equipment per patient. We also offer other rental programs where we charge customers on a daily, weekly or monthly basis. All of our rental programs include a comprehensive range of support services, including equipment delivery, training, technical and educational support, inspection, maintenance, and comprehensive documentation. In addition, through our Asset Management Partnership Program ("AMPP"), we allow customers to outsource substantially all, or a significant portion of, their movable medical equipment needs by providing, maintaining, managing and tracking that equipment for them. We also sell disposable medical supplies to hospitals in conjunction with the equipment we rent and to alternate care providers both in connection with our rental equipment and on a stand-alone basis. We seek to maintain high utilization of our rental equipment by pooling and redeploying that equipment among a diverse customer base and adjusting pricing on a customer-by-customer basis to compensate for their varying use rates. For the year ended December 31, 2000, we had total revenues of approximately $106.0 million, a net loss of $5.1 million and earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") of $43.2 million.

     We believe that our equipment rental and outsourcing programs are more cost effective for health care providers than the purchase or lease of movable medical equipment for the following reasons:

     . Increase Equipment Productivity Rates. Health care providers' movable medical equipment needs fluctuate on a daily basis due to varying patient census levels and severity of illness and condition. Therefore, a health care provider's equipment productivity will vary for a given fixed level of equipment. By using our rental programs, health care providers can increase the use rates of their medical equipment, allowing them to purchase less equipment and reduce related costs. Furthermore, our rental programs, especially our Pay-Per-Use(TM) program, allow customers more effectively to match the costs of variable equipment use with actual patient charges.

     . Outsource Support Services. Our full range of support services is included in our rental fee. We believe that we can often provide these support services at a lower cost than customers can themselves. Accordingly, health care providers can reduce the substantial operating costs associated with equipment ownership or lease.

     . Minimize Equipment Obsolescence Risk. Health care providers can effectively eliminate the risk of equipment obsolescence through our short-term rental and Pay-Per-Use(TM) programs. Our obsolescence risk is reduced because we can maintain high utilization of our equipment.

     We own a rental pool of over 101,000 pieces of movable medical equipment in four primary categories: critical care, monitoring, respiratory therapy, and newborn care. We are one of only two national providers of movable medical equipment rental and outsourcing programs. As of December 31, 2000, we operated through 60 district offices and 12 regional service centers, serving rental and sales customers in 49 states and the District of Columbia.

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

Company Strengths

     We attribute our historical success to, and believe that our potential for future growth comes from, the following strengths:

     Superior Service and Strong Customer Relationships. We distinguish ourselves by being a leading service company rather than just an equipment rental provider. We compete on the basis of our value-added, full-service features of our rental programs in addition to price. Our support services include 24-hour-a-day, 365-day-a-year delivery of "patient ready" equipment, technical support, training in equipment use, quality assurance services, regular inspections and maintenance of all our equipment. As a result of our service focus, we enjoy strong customer relationships. Of our 100 largest customers as of January 1, 1995, 85 remain customers as of December 31, 2000.

     National Network. We are one of only two national providers of a broad range of movable medical equipment rental and outsourcing programs. As of December 31, 2000, our national network of 60 district offices and 12 regional service centers serves hospital and alternate care customers in 49 states and the District of Columbia. This broad network allows us to meet the equipment rental and service needs of independent health care facilities, national and regional health care chains and group purchasing organizations. Our national network also enables us to redeploy equipment throughout our system in order to maintain high levels of equipment utilization and customer service.

     Sophisticated Use of Information Technology. Through our commitment to information technology, we developed proprietary systems designed to enhance our, and our customers', operating efficiencies. We maintain a complete service history of all our rental equipment, including data on length of placement, transfers, modifications, repairs, maintenance and inspections. We use this information to monitor and schedule preventive maintenance and safety testing programs and to maximize equipment utilization. Our systems provide information that helps customers meet their equipment documentation needs under applicable industry standards and regulations. We also offer our customers software to track the location, productivity and availability of all of their movable medical equipment. Our Management Information Systems ("MIS") staff designed these systems and continues to upgrade these systems and develop new applications.

     Depth and Breadth of Equipment Rental Pool; Purchasing Power. We own a rental pool of over 101,000 pieces of movable medical equipment in four primary categories: critical care, monitoring, respiratory therapy and newborn care. Our diversified equipment rental pool includes equipment purchased from approximately 90 manufacturers in the year ended December 31, 2000, and enables us to offer customers numerous models from different manufacturers within each primary equipment category. During 2000, we purchased 80% of our medical equipment direct from manufacturers while 20% was purchased from the used equipment market. The breadth of our product offerings gives us a competitive strength, compared to manufacturers and regional equipment rental firms that may offer a limited range of models within an equipment category. In addition, the amount of our annual equipment purchases enables us to obtain favorable pricing terms from many equipment vendors. As of December 31, 2000, approximately 63% of our rental pool (valued at original cost and excluding companies acquired in 1998 and 1999) was purchased within the last four years.

     Experienced and Committed Management Team. As part of our February 1998 recapitalization (the "Recapitalization"), (See "Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations--Recapitalization, Financing and Related Transactions) we installed a new senior management team comprised of existing senior operating managers who have now been with us for an average of 22 years. We have expanded our management team with people experienced in the alternate care market. This management team is refocusing and expanding our growth strategy. Our management team has made a significant equity investment in the Company, owning over 22% of our common stock on a fully diluted basis.

     Attractive Return on Rental Pool. Our pricing strategy is designed to generate a payback period, which is substantially shorter than the useful life of a particular piece of equipment. We expect to achieve a two-year payback period on the original purchase price of our entire rental pool. In contrast, the average useful life of the equipment in our rental pool (including acquisitions) has historically been 8.2 years.

     Large and Diversified Customer Base. We provide movable medical equipment to approximately 2,550 hospitals and approximately 2,700 alternate care providers (such as home care providers, nursing homes, surgicenters, subacute care facilities and outpatient centers) throughout the United States. For the year ended December 31, 2000, our top ten customers accounted for approximately 11% of total rental revenues.

     Strategic Acquisitions. We have made strategic acquisitions that increased our market share in existing markets, enable us to more quickly penetrate new geographic and alternate care markets and/or improve our overall operating efficiencies. Since August 1996, we have acquired the following companies:


                Company                                Locations                      Date
                -------                                ---------                      ----
         Biomedical Equipment Rental &
           Sales, Inc. "BERS".....................  Raleigh, North Carolina       August 1996
         Home Care Instruments, Inc. "HCI"........  St. Louis, Missouri           July 1998
         Patient's Choice Healthcare,
           Inc. "PCH".............................  Columbus, Ohio                August 1998
         Medical Rentals Stat, Inc. "MRS".........  Oklahoma City, Oklahoma       November 1998
         Express Medical Supply, Inc. "EMS".......  Nashville, Tennessee          March 1999
         Vital Choice Medical Systems, Inc."VC"...  Fresno, California            October 1999


Growth Strategy

     We believe that the aging population, increased life expectancy and managed care will provide significant growth opportunities in both hospital and alternate care settings. Our strategy is to achieve continued growth by:

     Increasing Business with Existing Customers. We seek to increase our business with existing customers by renting additional equipment to them and reaching additional departments. Because our customers are familiar with our programs and the benefits of these programs, we believe that our existing customer base represents a significant expansion opportunity. Our two largest district offices generated average monthly rental revenue per hospital customer census bed (i.e., occupied bed) of approximately $83 for the year ended December 31, 2000, while increasing the number of census beds served by 1.3%. We believe that there is significant growth potential by increasing the level of revenue per hospital customer throughout all of our offices. Company-wide, we generated average monthly rental revenue per hospital customer census bed of approximately $22 for 2000, compared to $20 for 1999, while increasing census beds served by 4.7%.

     Providing Comprehensive Equipment Management and Outsourcing Programs. We offer a total equipment management outsourcing program called Asset Management Partnership, or AMPP. Through this program, we provide, maintain, manage and track substantially all, or a significant portion of, a customer's movable medical equipment. The AMPP program allows health care providers to control capital spending and certain operating costs through outsourcing and improved productivity. We plan to increase conversions of existing customers into the AMPP program as well as promote the AMPP program to a target list of potential customers. As of December 31, 2000, we had 20 AMPP accounts, 14 of which we have added since January 1, 1996. The average monthly rental revenue at these 14 accounts increased 139% after conversion to AMPP.

     Developing Business with New Customers. We plan to further penetrate the hospital and alternate care markets by establishing new customer relationships either individually or through group purchasing organizations. To date, we have signed agreements with several independent Group Purchasing Organizations ("GPOs"), including Premier, Novation and Amerinet, three of the nation's largest health care alliances. These agreements give us preferred supplier status to members of the GPOs. We also plan to expand business with alternate care providers. Our alternate care business increased to 20% of rental revenue for the year ended December 31, 2000 from 15% in 1997.

     Geographic Expansion. In order to expand our geographic coverage, we plan to open three to four new district offices in 2001 and in each of the subsequent several years. In choosing locations for our district offices, we consider the nature and size of the potential customer market, customer concentration and GPO affiliation within the market, demographics and vendor relationships.

     Pursuing Strategic Alliances. We intend to pursue strategic alliances with manufacturers of movable medical equipment. The nature of these alliances could include joint marketing arrangements and/or revenue sharing agreements whereby our rental programs and services would be marketed by the manufacturers' sales distribution network.

Equipment Management Programs

Description

     Rental Programs. Our primary equipment rental program is the Pay-Per-Use(TM) program whereby customers are able to obtain equipment when they need it and pay for equipment only when it is used. Customers may also obtain equipment through daily, weekly or monthly rental programs. When our customers request a piece of equipment, we provide the equipment in "patient ready" condition. Upon delivery, each piece of rented equipment is logged into our tracking system as being placed with the particular customer. We provide the customer with information as to per-use or other rental rates at or prior to delivery of the equipment and these rates are generally effective for a three-month period. We generally do not use written agreements with our customers but emphasize continuous contact and shared information with each customer. Under our Pay-Per-Use(TM) program, the customer is responsible for keeping a record of each equipment use and reporting the use to us on a monthly basis. Many customers report equipment usage in conjunction with their patient billing procedures. We bill each customer monthly based on this reported usage. The customer is under no obligation to use the equipment and may request that we remove the equipment at any time. Correspondingly, we may remove equipment or raise the per-use rental fee if it is under-utilized.

     Outsourcing Programs. The scope of our relationship with some of our largest customers has evolved into the AMPP program. Through this program, we provide, maintain, manage and track substantially all, or a significant portion of, a customer's movable medical equipment within the customer's organization. One or more of our employees are located on site at the customer's facility to coordinate the equipment management program and record equipment use. Contracts are typically three to five years in length and equipment rental rates are generally guaranteed for three years based on target equipment productivity levels. These rental rates reflect all of the costs related to the additional services provided as part of the AMPP program and are adjusted to reflect actual equipment productivity levels. Our AMPP program enables health care providers to have access to all appropriate medical equipment available when it is needed, while controlling their costs through improved productivity and efficiency.

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

     Customer Responsiveness. Our operational structure is designed to enable us to respond quickly to a customer's needs. Through our district offices, we maintain both a local and system-wide inventory network that is designed to assure access to a broad range of medical equipment. Our district offices are typically located close enough to the customers they serve to allow equipment to be delivered and ready for use generally within two hours of a request.

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

Operations

     Pricing. Our rental and AMPP program pricing strategy is designed to generate a payback period that is substantially shorter than the useful life of a particular piece of equipment. On a customer-specific basis, we develop a rental rate for a given piece of equipment that takes into consideration the customer's needs with respect to equipment type, assumed equipment productivity, length of placement, frequency and extent of support service and volume of business. As a customer's productivity rate increases, we may adjust the rental fee, which benefits the customer by permitting them to obtain a lower rental fee and benefits us as it attempts to maximize the utilization of our equipment inventory. The rental rate is designed not only to recoup costs but also to provide us a targeted financial return on our investment for the particular category of equipment. Service requirements and rental rates are generally reviewed on a quarterly basis and rates may be adjusted as the customer's service needs or productivity levels vary from expected levels. This evaluation process enables us to continuously monitor actual revenues as compared to targeted return objectives.

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

     In making equipment purchases, we consider a variety of factors including equipment mobility, anticipated utilization level, service intensiveness and anticipated obsolescence. Of additional consideration are the relative safety of and the risks associated with such equipment.

     We seek to maximize the useful life of our equipment by renting our older equipment inventory at lower rental rates or bundling such older equipment with newer equipment in rental programs with price incentives to the customer.

Equipment, which is no longer required or desired, is either sold, primarily to non-hospital purchasers, utilized for spare parts or sold for scrap value.

     We own over 101,000 pieces of equipment available for use by our customers. The cost of each category of equipment in our rental pool relative to the entire pool as of December 31, 2000 was: critical care, 56%; monitoring, 17%; respiratory therapy, 25%; and newborn care, 2%. The following is a list of the principal types of medical equipment available to our customers by category:

Critical Care                                         Monitoring                                      Respiratory Therapy
-------------                                         ----------                                      -------------------
Adult/Pediatric Volumetric Pumps                      Adult Monitors                                  Aerosol Tents
Alternating Pressure/Flotation Devices                Anesthetic Agent Monitors                       BiPAP
Ambulatory Infusion Pumps                             Apnea Monitors                                  Nebulizers
Anesthesia Machines                                   Blood Pressure Monitors                         Oximeters
Blood/Fluid Warmers                                   Defibrillators                                  Oxygen Concentrators
Cold Therapy Units                                    Electrocardiographs                             Ventilators
Continuous Passive Motion Devices (CPM)               End Tidal CO (2) Monitors                       Heated Humidifiers
Controllers, Infusion                                 Fetal Monitors                                  Air Compressors
Electrosurgical Generators                            Monitoring Systems                              Cough Stimulators
Enteral Infusion Pumps                                Neonatal Monitors                               Simple Spirometry
Heat Therapy Units                                    Oximeters
Hyper-Hypothermia Units                               PO (2)/CO (2) Monitors
Foot Pumps                                            Recorders and Printers
Lymphodema Pumps                                      Surgical Monitors
Patient Controlled Analgesia (PCA)                    Telemetry Monitors                              Newborn Care
Minimal Invasive Surgery (MIS) Systems                Urine Output/Temperature Monitors               ------------
Sequential Compression Devices (SCD)                  Vital Signs Monitors                            Incubators
Specialty Beds and Support Services                                                                   Infant Warmers
Suction Devices                                                                                       Phototherapy Devices
Syringe Pumps                                                                                         Infant Ventilators
Tympanic Thermometry                                                                                  Neonate Infusion Pumps
Ultrasonic Nebulizers                                                                                 Neonate/Fetal Monitors
Wheel Chairs


     During 2000, we purchased 80% of our medical equipment directly from approximately 90 manufacturers and 20% from the used equipment market. Our five largest manufacturers of movable medical equipment, which supplied approximately 50% of our direct movable medical equipment purchases for 2000, were: Baxter Healthcare Corporation, Mallinckrodt (Nellcor Puritan Bennett, Inc.), Respironics, Inc., Siemens and Drager Medical Inc. Although the identity of the top ten manufacturers remains relatively constant from year to year, the relative ranking of suppliers within this group may vary over time. We believe that alternative sources of medical equipment are available to us should they be needed.

     We seek to ensure availability of equipment at favorable prices. Although we do not generally enter into long-term fixed price contracts with suppliers of our equipment, we may receive price discounts related to the volume of our purchases. The purchase price for equipment generally ranges from $2,000 to $50,000, with some complete monitoring systems costing more than $500,000.

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

Sale of Disposable Products

     In order to serve our customers fully, we sell disposable medical supplies used in conjunction with the medical equipment we rent. Examples of such disposable items include tubing and cassettes for infusion devices. In addition, we sell disposable medical supplies in the alternate care market both in connection with rental equipment and on a stand-alone basis. We believe that customers purchase disposables from us due to the convenience of obtaining equipment and related supplies from one source and, particularly in the alternate care market, the anticipated cost-savings resulting from acquiring disposables only on an as-needed basis. We currently acquire substantially all of our rental-related medical disposables from approximately 130 suppliers. The five largest current suppliers of disposables to us, accounting for over 50% of our disposable purchases for 2000, were: The Kendall Company; Sims Deltec, Inc.;
B. Braun McGaw, Inc.; Huntleigh Healthcare, Inc. and Alaris Medical Systems, Inc. We believe that alternative purchasing sources of most disposable medical supplies are available to us, if necessary.

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

Marketing

     We market our rental and equipment management programs primarily through our direct sales force, which consisted of 108 promotional sales representatives as of December 31, 2000. In our marketing efforts, we primarily target key decision makers, such as materials managers, department heads and directors of purchasing, nursing and central supply, as well as administrators, chief executive officers and chief financial officers. We also promote our programs and services to hospital and alternate care provider groups and associations. We develop and provide our direct sales force with a variety of materials designed to support their promotional efforts. We also use direct mail advertising, as well as targeted trade journal advertising, to supplement this activity.

     We have developed specific marketing programs intended to address current market demands. The most significant of such programs include: the AMPP program, which presents hospitals with a total management approach to equipment needs; REDS, which responds to the equipment documentation and tracking needs of health care providers as a result of standards set by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") and the Safe Medical Devices Act of 1990 ("SMDA"); and OEIS, which responds to JCAHO requirements regarding equipment operator training. See "Item 1, Business--Regulation of Medical Equipment."

District Offices Network

     As of December 31, 2000 we operated through 60 district offices, serving rental and sales customers in 49 states and the District of Columbia. District offices are typically staffed by a district manager, one or more promotional sales representatives, an administrative assistant and delivery and service personnel to support customers' needs and district operations. District offices are responsible for marketing, billing and collection efforts, equipment delivery, customer training, equipment inspection, maintenance and repair work. Complementing the district offices are 12 regional service centers, which provide more sophisticated maintenance and repair on equipment. The following table shows each district office location and the year it opened:

Office                    Year Opened     Office                    Year Opened
------                    -----------     ------                    -----------
Minneapolis, MN.......        1941        Cincinnati, OH.......        1992
Omaha, NE.............        1972        Pasadena, CA.........        1992
Bismarck, ND..........        1973        Memphis, TN..........        1992
Fargo, ND.............        1974        Houston, TX..........        1993
Marquette, MI.........        1975        Wichita, KS..........        1993
Madison, WI...........        1975        Rochester, NY........        1993
Duluth, MN............        1978        New York, NY.........        1994
Kansas City, MO.......        1978        San Diego, CA........        1994
Sioux Falls, SD.......        1978        Richmond, VA.........        1994
Milwaukee, WI.........        1980        Denver, CO...........        1995
Dallas, TX............        1981        Indianapolis, IN.....        1995
San Antonio, TX.......        1982        Jacksonville, FL.....        1995
Atlanta, GA...........        1983        Sacramento, CA.......        1995
St. Louis, MO.........        1983        Portland, OR.........        1996
Tampa, FL.............        1984        Knoxville, TN........        1996
Cleveland, OH.........        1985        Raleigh, NC..........        1996
Iowa City, IA.........        1985        Columbus, OH.........        1998
Chicago, IL...........        1986        Louisville, KY.......        1998
Boston, MA............        1986        Oklahoma City, OK....        1998
Philadelphia, PA......        1986        Salt Lake City, UT...        1999
Ft. Lauderdale, FL....        1987        Little Rock, AR......        1999
Baltimore, MD.........        1988        Nashville, TN........        1999
San Francisco, CA.....        1989        Fresno, CA...........        1999
Seattle, WA...........        1989        Las Vegas, NV........        1999
New Orleans, LA.......        1990        Charleston, WV.......        1999
Charlotte, NC.........        1990        Appleton, WI.........        2000
Detroit, MI...........        1990        Hartford, CT.........        2000
Anaheim, CA...........        1990        Tucson, AZ...........        2000
Phoenix, AZ...........        1990        Tulsa, OK............        2000
Pittsburgh, PA........        1990        Long Island, NY......        2000


Regulation of Medical Equipment

     Our customers are subject to documentation and safety reporting standards with respect to the medical equipment they use, as established by the following organizations and laws: JCAHO; the Association for Advancement of Medical Instrumentation; and the SMDA. Some states and municipalities also have similar regulations. Our REDS and OEIS programs are specifically designed to help customers meet their documentation and reporting needs under such standards and laws. We also monitor changes in law and accommodate the needs of customers by providing specific product information, manufacturers' addresses and contacts to these customers upon their request. Manufacturers of our medical equipment are subject to regulation by agencies and organizations such as the Food and Drug Administration ("FDA"), Underwriters Laboratories, the National Fire Protection Association and the Canadian Standards Association. We believe that all medical equipment we rent conforms to these regulations.

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

     An additional equipment tracking regulation was added to the SMDA on August 29, 1993 that requires us to provide information to the manufacturer regarding the permanent disposal of medical rental equipment and notification of any change in ownership of certain categories of devices. Our medical tracking systems have been reviewed by the FDA and found to be in substantial compliance with these regulations.

Third Party Reimbursement

     In recent years, there have been widespread efforts to control health care costs in the United States and abroad. As an example, the Balanced Budget Act of 1997 aimed to significantly reduce the growth of health insurance expenditure by decreasing provider payments and restructuring payment methods for rehabilitation facilities, home health agencies, skilled nursing facilities and outpatient services. These legislative changes have already had a significant adverse financial impact on health care providers, particularly nursing homes and home care agencies.

     Our business and growth strategy success may be significantly affected by the availability and nature of reimbursements to health care providers for their medical equipment costs under state and federal programs such as Medicare, and by other third party payors. In 1983, the Health Care Finance Administration ("HCFA") implemented a new payment method in hospitals called the prospective payment system ("PPS"). Under this system, hospitals are paid a fixed amount for each patient discharged in a certain treatment category or Diagnosis Related Group ("DRG"). The DRG rate includes any equipment needed to treat the patient. These fixed rates were established by HCFA and may or may not represent the individual hospitals' actual costs. Since the Medicare system, to an increasing extent, reimburses health care providers at fixed rates unrelated to actual equipment costs, hospitals have an increased incentive to manage their capital-related costs more efficiently and effectively.

     In July 1998, HCFA changed nursing home reimbursement to a prospective payment system similar to the PPS used in hospitals. Under this system, patients are assessed based on their health status. This assessment determines the amount of Medicare reimbursement the facility will receive, regardless of the actual cost to treat the patient. Patients will be periodically reassessed to update their health status code and, therefore, the reimbursement allowed by Medicare. Under this new system, nursing homes are faced with even more pressure to control costs. A similar prospective payment system went into effect on August 1, 2000 for hospital outpatient services and a per-discharge PPS is being proposed for inpatient rehabilitation hospitals. As a result of the prospective payment system, the manner in which healthcare facilities incur equipment costs (whether through purchase, lease or rental) does not impact the level of Medicare reimbursement. We believe that one way healthcare facilities can address these cost containment measures is by converting existing fixed equipment costs to variable costs through rental and equipment management programs.

     Hospitals and alternate care providers are also facing increased cost containment pressures from public and private insurers and other managed care providers, such as health maintenance organizations, preferred provider organizations and managed fee-for-service plans, as these organizations attempt to reduce the cost and utilization of health care services. We believe that these payors have followed or will follow the federal government in limiting reimbursement for medical equipment costs through preferred provider contracts, discounted fee arrangements and capitated (fixed patient care reimbursement) managed care arrangements. In addition to promoting managed care plans, employers are increasingly self funding their benefit programs and shifting costs to employees through increased deductibles, co-payments and employee contributions. We believe that these cost reduction efforts will place additional pressures on health care providers' operating margins and will encourage efficient equipment management practices, such as use of our Pay-Per-Use(TM) rental and Asset Management Partnership Programs ("AMPP").

     We cannot predict what the continued impact of these reimbursement changes will have on the pricing, profitability or demand for our products and services. We believe it is likely that the efforts by governmental and private payors to contain costs through managed care and other efforts and to reform health systems will continue in the future. We also believe that hospitals will continue to feel pressure to increase cost-containment and cost-efficiency measures, such as converting existing fixed equipment costs to variable costs through rental and equipment management programs. These current, or any future initiatives, may adversely affect our business, financial condition or results of operations. In this event, the value of the Notes could be materially adversely affected.

     Substantially all of the payments made to us in connection with our rental programs are received directly from health care providers, rather than from private insurers, other third party payors or governmental entities. We do not bill the insurer or the patient directly for services provided for hospital inpatients or outpatients. Payment to health care providers by third party payors for our services depends substantially upon such payors' reimbursement policies. Consequently, those policies have a direct effect on health care providers' ability to pay for our services and an indirect effect on our level of charges. Ongoing concerns about rising health care costs may cause more restrictive reimbursement policies to be implemented in the future. Restrictions on reimbursements to health care providers may affect such providers' ability to pay for the services we offer and could indirectly have a material adverse effect on our business, financial condition or results of operations.

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

Employees

     We had 606 employees as of December 31, 2000, including 554 full-time and 52 part-time employees. Of such employees, 108 are promotional sales representatives, 75 are technical support personnel, 86 are employed in the areas of corporate and marketing and 337 are district office support personnel.

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

     Substantial Leverage; Ability to Service Debt. We have substantial outstanding debt and are highly leveraged. As of December 31, 2000, we had $193.6 million of debt outstanding, including $61.5 million of secured debt and excluding $16.0 million available to borrow under our $77.5 million revolving credit facility. We may incur additional debt in the future, including senior debt, subject to certain limitations.

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

     Borrowings made as part of the Recapitalization and subsequent acquisitions resulted in a significant increase in our interest expense in 2000, 1999 and 1998 relative to prior periods. Our ability to make cash payments with respect to the 10.25% Senior Notes due 2008 (the "Notes") and to satisfy or refinance our other debt obligations will depend upon our future operating performance. We believe, based on current circumstances, that our cash flow, together with available borrowings under our revolving credit facility, will be sufficient to permit us to pay the interest on the Notes and to service our other debt. This belief assumes, among other things, that we will continue to successfully implement our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements. However, if we are unable to generate sufficient cash flow from operations, we will be forced to adopt an alternate strategy that may include actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing our debt or seeking additional equity capital. We cannot assure you that any of these strategies will be affected on satisfactory terms, if at all. If we are unable to repay our debt at maturity, we may have to obtain alternative financing.

     Restrictions Imposed by Terms of the Company's Indebtedness. Under the Indenture related to the Notes, we are restricted in our ability to:

          .    incur additional indebtedness;

          .    pay cash dividends or make certain other restricted payments;

          .    create certain liens;

          .    use proceeds from sales of assets and subsidiary stock; and

          . enter into certain sale and leaseback transactions and transactions with affiliates.

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

     Risks Associated with New Strategy; Possible Adverse Consequences of Previous Acquisitions. Our financial performance and profitability will depend on our ability to execute our business strategy and manage our recent and possible future growth. Since July 1998, we have acquired five new businesses, two of which primarily serve the alternate care market. While we have substantially completed the integration of these businesses and operations into our business and operations, we cannot assure you that there will not be a significant loss of customers from these acquired businesses. Unforeseen issues relating to the assimilation of these businesses may adversely affect the Company. In addition, any future acquisitions or other possible future growth may present operating and other problems that could have a material adverse effect on our business, financial condition and results of operations. Our financial performance will also depend on our ability to maintain profitable operations as we invest our efforts and resources to expand our presence in the alternate care market. We cannot assure you that we will be able to continue the growth or maintain the level of operating income we have recently experienced.

     Uncertainties as to Health Care Reform; Reimbursement of Medical Equipment Costs. There are widespread efforts to control health care costs in the United States and abroad. As an example, the Balanced Budget Act of 1997 significantly reduces the growth in federal spending on Medicare and Medicaid over the next five years by reducing annual payment updates to hospitals, changing payment systems for both skilled nursing facilities and home health care services from cost-based to prospective payment systems. These changes eliminate annual payment updates for durable medical equipment, and allow states greater flexibility in controlling Medicaid costs at the state level. In July 1998, HCFA changed the way it reimburses nursing homes to a similar prospective payment system. We believe that it is likely that the efforts by governmental and private payors to contain costs through managed care and other efforts and to reform health systems will continue in the future. These current or any future initiatives may adversely affect our business, financial condition or results of operations. In this event, the value of the Notes could be materially adversely affected. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Industry Assessment," and "Item 1, Business -- Third Party Reimbursement."

     Substantially all of the payments made to us in connection with our rental programs are received directly from health care providers, rather than from private insurers, other third party payors or governmental entities. We do not bill the insurer or the patient directly for services provided for hospital inpatients or outpatients. Payment to health care providers by third party payors for our services depends substantially upon such payors' reimbursement policies. Consequently, those policies have a direct effect on health care providers' ability to pay for our services and an indirect effect on our level of charges. Ongoing concerns about rising health care costs may cause more restrictive reimbursement policies to be implemented in the future. Restrictions on reimbursements to health care providers may affect such providers' ability to pay for the services we offer and could indirectly have a material adverse effect on our business, financial condition or results of operations. See "Item I, Business--Third Party Reimbursement."

     General Absence of Formalized Agreements with Customers. Our Pay-Per-Use(TM) program offers customers a flexible approach to obtaining movable medical equipment. Our customers are generally not obligated to rent our equipment under formalized agreements requiring long-term commitments or otherwise fixing the rights and obligations of the parties regarding matters such as billing, liability, warranty or use. Therefore, we face risks such as fluctuations in usage, inaccurate or false reporting of usage by customers and disputes over liabilities related to equipment use. See "Item 1, Business -- Equipment Management Programs."

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

     Relationships with Key Suppliers. We purchased our movable medical equipment from approximately 90 manufacturers and our disposable medical supplies from approximately 130 suppliers in 2000. Our five largest suppliers of movable medical equipment, which supplied approximately 50% of our direct movable medical equipment purchases for 2000 are: Baxter Healthcare Corporation, Mallinckrodt (Nellcor Puritan Bennett, Inc.), Respironics, Inc., Siemens and Drager Medical Inc. Adverse developments concerning key suppliers or our relationships with them could have a material adverse effect on our business, financial condition or results of operations. See "Item 1 Business --Operations" and "-- Sale of Disposable Products."

     Dependence on Key Personnel. We rely on a number of key personnel, the loss of whom could have a material adverse effect on our business, financial condition or results of operations. We believe that our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified personnel. We have employment agreements with David E. Dovenberg and certain other personnel. (See "Certain Relationship and Related Transactions.") However, we cannot assure you that key personnel will stay with us or that we will be able to attract and retain qualified personnel in the future. If we fail to attract or retain such personnel, our business, financial condition or results of operations could be adversely affected.

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

                                    PART II

               ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND
               -------------------------------------------------
                          RELATED STOCKHOLDER MATTERS
                          ---------------------------

     As of December 31, 2000 there were 61 holders of UHS' Common Stock, par value $.01 per share, of the Company ("Common Stock"). Our Common Stock is not publicly traded and we have never declared or paid a cash dividend on any class of its Common Stock. We intend to retain earnings for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends in the foreseeable future. Our loan agreements contain certain restrictions on the Company's ability to pay cash dividends on its Common Stock.

     As of December 31, 2000, UHS has 6,246 shares of Series B 13% Cumulative Accruing Pay-In-Kind Preferred Stock (the "Series B Preferred Stock") outstanding, all held by one shareholder. There is no public market for the Series B Preferred Stock. Dividends on the Series B Preferred Stock are payable at the end of each year in the form of additional shares of Series B Preferred Stock. (See "Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources).

     On January 17, 2000, the Company sold 10,000 shares of its common stock (the "Common Stock") to John A. Gappa, an officer of the Company, for an aggregate purchase price of $33,100.00. The sale was completed pursuant to the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"). On January 31, 2000, the Company sold 12,084 shares of Common Stock to an existing shareholder for an aggregate purchase price of $39,998.04. The sale was completed pursuant to an exemption from registration provided under Section 4(2) of the Securities Act. On March 31, 2000, the Company completed an offering (the "Offering") of Common Stock to certain members of the Company's management. The Company offered up to 210,000 shares (the "Offered Shares") of the Common Stock at a purchase price of $3.31 per share. The Offering was conducted pursuant to an exemption from registration provided under Section 4(2) of the Securities Act. At the completion of the offering on March 31, 2000, the Company sold a total of 23,041 shares of the Offered Shares for an aggregate purchase price of $76,267.61. On September 21, 2000, the Company sold 2,000 shares of its common stock to a member of the Company's management, for an aggregate purchase price of $6,620.00. The sale was completed pursuant to an exemption from registration provided under Section 4(2) of the Securities Act. The proceeds from the sale of all such shares were added to the Company's general funds and used for the Company's general corporate purposes.

                        ITEM 6: SELECTED FINANCIAL DATA
                        -------------------------------

     The selected financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for and as of each of the years in the five-year period ended December 31, 2000 are derived from the audited financial statements of the Company. The selected financial data presented below are qualified in their entirety by, and should be read in conjunction with, the financial statements and notes thereto and other financial and statistical information included elsewhere in this Form 10-K, including the information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                              Years Ended December 31,
                                                          -----------------------------------------------------------------
                                                            2000          1999          1998         1997           1996
                                                            ----          ----          ----         ----           ----
                                                                               (dollars in thousands)
Statement of Operations Data:
Revenues:
       Equipment rentals ..............................   $  94,028     $  79,345     $  61,701     $  54,489     $  50,743
       Sales of supplies and equipment, and other .....      11,977        12,878         7,672         5,586         6,198
                                                          ---------     ---------     ---------     ---------     ---------
             Total revenues ...........................     106,005        92,223        69,373        60,075        56,941
Cost of rentals and sales:
        Cost of equipment rentals .....................      26,092        22,398        16,312        13,577        13,332
        Rental equipment depreciation .................      22,387        18,865        14,432        14,435        12,603
        Cost of supplies and equipment sales ..........       8,147         8,354         4,867         3,838         4,423
        Loss on disposition of Bazooka Beds(1) ........        --            --           2,866          --            --
        Write-down of DPAP inventories (2) ............        --            --            --            --           2,213
                                                          ---------     ---------     ---------     ---------     ---------
             Total costs of rentals and sales .........      56,626        49,617        38,477        31,850        32,571
                                                          ---------     ---------     ---------     ---------     ---------
Gross profit ..........................................      49,379        42,606        30,896        28,225        24,370
Selling, general and administrative ...................      33,868        30,570        21,300        18,448        19,695
Recapitalization and transaction costs (3) ............        --            --           5,099         1,719           306
                                                          ---------     ---------     ---------     ---------     ---------
Operating income ......................................      15,511        12,036         4,497         8,058         4,369
Interest expense ......................................      20,747        18,012        11,234         3,012         2,518
                                                          ---------     ---------     ---------     ---------     ---------
(Loss) income before income taxes and
        extraordinary charge ..........................      (5,236)       (5,976)       (6,737)        5,046         1,851
(Benefit) provision for income taxes ..................        (158)       (1,655)       (1,097)        2,347           919
                                                          ---------     ---------     ---------     ---------     ---------
(Loss) income before extraordinary charge .............      (5,078)       (4,321)       (5,640)        2,699           932
Extraordinary charge net of deferred tax benefit
        of $474 and $1,300 ............................        --             812         1,863          --            --
                                                          ---------     ---------     ---------     ---------     ---------
Net (loss) income .....................................   $  (5,078)    $  (5,133)    $  (7,503)    $   2,699     $     932
                                                          =========     =========     =========     =========     =========

Other Data:
Net cash provided by operating activities .............   $  28,177     $  15,192     $   9,740     $  20,001     $  14,657
Net cash used in investing activities .................     (31,504)      (49,441)      (62,896)      (18,026)      (26,859)
Net cash provided by (used in) financing
        activities ....................................       3,327        34,249        53,156        (2,172)       12,400

EBITDA (4) ............................................   $  43,173     $  35,853        22,145        24,129        18,266
Adjusted EBITDA (5) ...................................                               $  30,110     $  25,848     $  20,785
Adjusted EBITDA margin (6) ............................        40.7%         38.9%         43.4%         43.0%         36.5%
Pro forma adjusted EBITDA (7) .........................                 $  37,122     $  34,684
Ratio of earnings to fixed charges (8) ................         0.8x          0.7x          0.4x          2.7x          1.7x
Adjusted ratio of earnings to fixed charges (9) .......                                     1.1x          3.2x          2.7x
Depreciation and amortization .........................   $  27,662     $  23,817     $  17,648     $  16,071     $  13,897
Rental equipment additions (including
        Acquisitions) .................................   $  31,158     $  41,587     $  42,588     $  20,397     $  17,178
Rental equipment (units at end of period) .............     101,000        88,000        72,000        56,000        52,000

                                                              As of December 31,
                                        ------------------------------------------------------------
                                                            (dollars in thousands)
                                          2000       1999         1998           1997         1996
                                          ----       ----         ----           ----         ----
Balance Sheet Data:
Working Capital (10).................   $   9,833   $ 11,842     $  2,934      $  7,617     $  8,573
Total Assets.........................     180,070    176,736       144,221       81,186       79,707
Total Debt...........................     193,607    187,462       150,116       33,945       37,150
Shareholders' (deficiency) equity....   $ (47,319)  $(41,416)    $ (35,702)    $ 33,000     $ 29,128

Operating Data:
Offices (at end of period)...........          60         56            50           46           46

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


                    Selected Quarterly Financial Information
                                   (Unaudited)
                             (dollars in thousands)

                                                                    Year Ended December 31, 2000
                                                       ------------------------------------------------------
                                                        March 31      June 30     September 30    December 31
                                                        --------      -------     ------------    -----------
Total Revenues.......................................   $ 26,890      $ 25,055      $ 26,099       $  27,961
Gross Profit.........................................   $ 13,026      $ 11,530      $ 11,873       $  12,950
Gross Margin.........................................       48.4%         46.0%         45.5%           46.3%
Net Loss.............................................   $   (413)     $ (2,174)     $ (2,161)      $    (330)
EBITDA...............................................     11,088         9,751        10,218          12,116
Net cash provided by operating activities............      5,207        10,932         3,037           9,001
Net cash used in investing activities................     (9,673)       (5,034)       (9,140)         (7,657)
Net cash provided by (used in) financing activities..   $  4,466      $ (5,898)     $  6,103       $  (1,344)

                                                                    Year Ended December 31, 1999
                                                      -------------------------------------------------------
                                                       March 31       June 30     September 30    December 31
                                                       --------       -------     ------------    -----------

Total Revenues.......................................   $ 23,433      $ 21,974      $ 21,407       $  25,409
Gross Profit.........................................   $ 12,517      $  9,929      $  9,268       $  10,892
Gross Margin.........................................       53.4%         45.2%         43.3%           42.9%
Net Income(Loss).....................................   $    251      $    (17)     $ (3,107)      $  (2,260)
EBITDA...............................................      9,936         8,240         8,321           9,356
Net cash provided by operating activities............      2,287         6,981         4,903           1,021
Net cash used in investing activities................    (20,685)       (8,028)       (8,878)        (11,850)
Net cash provided by financing activities............   $ 18,398      $  1,046      $  5,710       $   9,095

                ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -----------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

General

     We are a leading nationwide provider of movable medical equipment to more than 5,250 hospitals and alternate care providers through our equipment rental and outsourcing programs.

     The following discussion addresses our financial condition at December 31, 2000, and the results of operations and cash flows for the years ended December 31, 2000, 1999 and 1998. This discussion should be read in conjunction with the Financial Statements included elsewhere herein.

     Safe Harbor Statements under the Private Securities Litigation Reform Act of 1995: Statements in this Form 10-K looking forward in time involves risks and uncertainties. The following factors, among others, could adversely affect our business, operations and financial condition causing our actual results to differ materially from those expressed in any forward-looking statements: the Company's substantial outstanding debt and high degree of leverage and the continued availability, terms and deployment of capital, including the Company's ability to service or refinance debt; restrictions imposed by the terms of the Company's debt; adverse regulatory developments affecting, among other things, the ability of our customers to obtain reimbursement of payments made to UHS; changes and trends in customer preferences, including increased purchasing of movable medical equipment; difficulties or delays in our continued expansion into certain markets and development of new markets; unanticipated costs or difficulties or delays in implementing the components of our strategy and plan and possible adverse consequences relating to our ability to successfully integrate recent acquisitions; effect of and changes in economic conditions, including inflation and monetary conditions; actions by competitors and availability of and ability to retain qualified personnel. For a more complete discussion of these risk factors, See "Item 1, Business--Risk Factors."

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

     Because the regulatory and political environment for health care significantly influences the capital equipment procurement decisions of health care providers, our operating results historically have been adversely affected in periods when significant health care reform initiatives were under consideration and uncertainty remained as to their likely outcome. To the extent general cost containment pressures on health care spending and reimbursement reform, or uncertainty as to possible reform, causes hospitals and alternate care providers to defer the procurement of medical equipment, reduce their capital expenditures or change significantly their utilization of medical equipment, there could be a material adverse effect on our business's financial condition and results of operations.

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

                                                                                                                Percentage
                                                                                                                ----------
                                                                                                           Increase (Decrease)
                                                                                                           -------------------
                                                                   Percentage of Total Revenues         Year Ended    Year Ended
                                                                   ----------------------------          2000 over     1999 over
                                                                     Years Ended December 31,            Year 1999     Year 1998
                                                                     ------------------------            ---------     ---------
                                                                2000           1999           1998
                                                                ----           ----           ----
Rentals:
  Equipment rentals........................................    88.7%          86.0%          88.9%         18.5%          28.6%
  Sales of supplies and equipment, and
      other................................................    11.3           14.0           11.1          (7.0)          67.9
                                                             ------         ------         ------
    Total Revenues.........................................   100.0          100.0          100.0          14.9           32.9
Cost of rentals and sales:
  Cost of equipment rentals................................    24.6           24.3           23.5          16.5           37.3
  Rental equipment depreciation............................    21.1           20.4           20.8          18.7           30.7
  Cost of supplies and equipment sales.....................     7.7            9.1            7.0          (2.5)          71.7
  Loss on disposition of Bazooka Beds......................       -              -            4.2           N/A            N/A
                                                             ------         ------         ------
Gross Profit...............................................    46.6           46.2           44.5          15.9           37.9
Selling, general and administrative........................    32.0           33.1           30.7          10.8           43.5
Recapitalization and transaction costs.....................       -              -            7.3           N/A            N/A
Interest expense...........................................    19.5           19.6           16.2          15.2           60.3
                                                             ------         ------         ------
Loss before income taxes and
   extraordinary charge....................................    (4.9)          (6.5)          (9.7)          N/M            N/M
                                                             ------         ------         ------
Benefit for income taxes...................................     0.1            1.8            1.6           N/M            N/M
                                                             ------         ------         ------
Loss before extraordinary charge...........................    (4.8)          (4.7)          (8.1)          N/M            N/M
Extraordinary charge.......................................       -           (0.9)          (2.7)          N/M          (43.6)
                                                             ------         ------         ------
Net loss...................................................    (4.8)%         (5.6)%        (10.8)%         N/M            N/M
                                                             ======         ======         ======

2000 Compared to 1999

     Equipment Rental Revenues. Equipment rental revenues for the year ended December 31, 2000 were $94.0 million, representing a $14.7 million, or 18.5% increase from rental revenues of $79.3 million for the same period of 1999. Assuming the acquisition of VC occurred on January 1, 1999, equipment rental revenues would have increased 15.8% in 2000, compared to 1999. The rental revenue increase resulted from approximately $31.2 million in rental equipment additions, more efficient utilization of existing rental equipment and growth in our customer base. Year to date, the strong growth in rental revenues was partially offset by price concessions to certain Group Purchasing Organizations ("GPO") to achieve preferred vendor relationships. These GPO agreements started during the first quarter of 1999 and are for terms of two to three years.

     Sales of Supplies and Equipment, and Other. Sales of supplies and equipment, and other for the year ended December 31, 2000 were $12.0 million, representing a $0.9 million, or 7.0% decrease from sales of supplies and equipment, and other of $12.9 million for the same period of 1999. This decrease is the result of a prior year one-time rental equipment sale resulting in a gain of $0.9 million. Overall sales of disposables were consistent with the prior year.

     Cost of Equipment Rentals. Cost of equipment rentals for the year ended December 31, 2000 was $26.1 million, representing a $3.7 million, or 16.5%, increase from cost of equipment rentals of $22.4 million for the same period of 1999. These results were in line with the increase in equipment rental revenues supplemented by cost efficiencies. For the year of 2000, cost of equipment rentals, as a percentage of equipment rental revenues, decreased to 27.7% from 28.2% for the same period of 1999. This decrease was a result of equipment rental revenues growing at a faster rate than the cost of equipment rentals.

     Rental Equipment Depreciation. Rental equipment depreciation for the year ended December 31, 2000 was $22.4 million, representing a $3.5 million, or 18.7% increase from rental equipment depreciation of $18.9 million for the same period of 1999. This increase was a result of current year additions of over $31.2 million. For the year of 2000 and 1999, rental equipment depreciation, as a percentage of equipment rental revenues, remained constant at 23.8%.

     Gross Profit. Total gross profit for the year ended December 31, 2000 was $49.4 million, representing a $6.8 million, or 15.9% increase from total gross profit of $42.6 million for the same period of 1999. For the year of 2000, total gross profit, as a percentage of total revenues, increased to 46.6% from 46.2% for the same period of 1999. The increase in gross profit is due to rental revenue growth partially offset by the cost of equipment rentals percentage decrease discussed above.

     Gross profit on rentals represents equipment rental revenues reduced by the cost of equipment rentals and rental equipment depreciation. Gross profit on rentals for 2000 increased to 48.4% from 48.0% in 1999. This increase was due to equipment rental revenues which grew faster than the cost of equipment rentals.

     Gross margin on sales of supplies and equipment and other for the year of 2000 decreased to 32.0% from 35.1% for the same period of 1999. This decrease in sales gross margin was due to a one-time rental equipment sale in 1999 discussed above.

     EBITDA. We believe earnings before interest, taxes, depreciation, and amortization ("EBITDA") to be a measurement of operating performance. EBITDA for 2000 was $43.2 million versus $35.9 million for 1999. EBITDA as a percentage of total revenue increased to 40.7% for 2000 from 38.9% for 1999.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2000 were $33.9 million, representing a $3.3 million, or 10.8%, increase from $30.6 million for the same period of 1999. The increase for the year is the result of higher medical, auto and workers compensation insurance expenses, the impact of the promotional employee incentive plan and the impact of the GPO administrative fees. Selling, general and administrative expenses as a percentage of total revenue decreased to 32.0% from 33.1% for the same period in 1999 as a result of selling, general and administrative expenses not growing as fast as total revenue.

     Interest Expense. Interest expense for the year ended December 31, 2000 was $20.7 million, representing a $2.7 million, or 15.2% increase from interest expense of $18.0 million for the same period of 1999. This increase primarily reflects incremental borrowings associated with capital equipment additions combined with higher interest rates in 2000 over 1999. Average borrowings increased from $180.4 million for the year of 1999 to $195.3 million for the year of 2000.

     Income Taxes. Our effective income tax rate for 2000 was a benefit of 3.0% compared to a statutory income tax rate of 34.0%. This reduced tax rate is primarily due to the net loss of the Company, amortization of goodwill that is not deductible for income tax purposes and the establishment of a valuation allowance related to our net deferred tax asset primarily resulting from net operating loss carryforwards.

1999 Compared to 1998

     Equipment Rental Revenues. Equipment rental revenues for the year ended December 31, 1999 were $79.3 million, representing a $17.6 million, or 28.6% increase from rental revenues of $61.7 million for the same period of 1998. We acquired HCI and PCH in the third quarter of 1998, MRS in the fourth quarter of 1998, EMS in the first quarter of 1999, and VC in the fourth quarter of 1999. On a proforma basis, as if these acquisitions had occurred on January 1, 1998, rental revenues in 1999 would have increased 16.4% compared to 1998. The strong growth in rental revenues was partially offset by price concessions to certain GPO's to achieve preferred vendor relationships.

     Sales of Supplies and Equipment, and Other. Sales of supplies and equipment, and other for the year ended December 31, 1999 were $12.9 million, representing a $5.2 million, or 67.9% increase from sales of supplies and equipment, and other of $7.7 million for the same period of 1998. These increases are the result of the acquisitions of HCI, PCH, MRS, EMS and VC. PCH placed a greater emphasis on and generated approximately two thirds of its revenue from sales of disposables to health care providers and the result of a one-time rental equipment sale resulting in a gain of $0.9 million.

     Cost of Equipment Rentals. Cost of equipment rentals for the year ended December 31, 1999 was $22.4 million, representing a $6.1 million, or 37.3%, increase from cost of equipment rentals of $16.3 million for the same period of 1998. For the year of 1999, cost of equipment rentals, as a percentage of equipment rental revenues, increased to 28.2% from 26.4% for the same period of 1998 as a result of GPO pricing concessions, increased amount of freight expense, and additional replacement parts cost as a result of used equipment purchases. Furthermore, the percentage was lower than normal during the first quarter of 1998 reflecting the reduced level of personnel due to the high turnover during the 1997 period of ownership uncertainty.

     Rental Equipment Depreciation. Rental equipment depreciation for the year ended December 31, 1999 was $18.9 million, representing a $4.5 million, or 30.7% increase from rental equipment depreciation of $14.4 million for the same period of 1998. For the year of 1999, rental equipment depreciation, as a percentage of equipment rental revenues, increased moderately to 23.8% from 23.4% for the same period of 1998. This increase was a result of the impact of a full year of depreciation on $38.7 million in equipment purchases in 1998, approximately 31.4% of which was purchased in the fourth quarter of 1998. In 1998, we changed our rental equipment depreciation lives from a range of five to seven years to seven years for all rental equipment. (See footnote 7 to the financial statements). This change was effective July 1, 1998.

     Gross Profit. Total gross profit for the year ended December 31, 1999 was $42.6 million, representing an $8.8 million, or 26.0% increase from total gross profit of $33.8 million for the same period of 1998, exclusive of the loss on disposition of Bazooka beds. For the year of 1999, total gross profit, as a percentage of total revenues, decreased to 46.2% from 48.7% for the same period of 1998, exclusive of the loss on disposition of Bazooka beds. These decreases are mainly due to the increased cost of equipment rentals discussed above and changes in the rental/sales mix as a result of acquisitions.

     Gross profit on rentals represents equipment rental revenues reduced by the cost of equipment rentals and rental equipment depreciation. Gross profit on rentals for 1999 decreased to 48.0% from 50.2% in 1998. This decrease was predominately due to the previously discussed increase in cost of equipment rentals.

     Gross margin on sales of supplies and equipment and other for the year of 1999 decreased to 35.1% from 36.6% for the same period of 1998. This decrease in sales gross margin was mainly due to the full year's impact of the acquisition of PCH which generates lower margin sales, mainly to alternate care providers partially offset by the one-time sale discussed above.

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

     Recapitalization and Transaction Costs. For the year ended December 31, 1998 we incurred $5.1 million of non-recurring expenses, consisting primarily of legal, accounting, and other advisory related fees, associated with the Recapitalization.

     Adjusted EBITDA. We believe earnings before interest, taxes, depreciation, and amortization ("EBITDA") to be a measurement of operating performance. Adjusted EBITDA for the year ended December 31, 1999 was $35.9 and $30.1 for the corresponding period in 1998 which adjusts for the loss on disposal of Bazooka beds and non-recurring Recapitalization and transaction costs. Adjusted EBITDA as a percentage of total revenue decreased to 38.9% for the year of 1999 from 43.4% for the same period in 1998. See Notes 4, 5 and 6 to "Selected Historical Financial Data." Pro forma adjusted EBITDA (as defined) for the years ended December 31, 1999 and 1998 were $37.1 and $34.7 million, respectively.

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

     Extraordinary Charge. In connection with the extinguishment of the Revolving Credit Facility on October 26, 1999, we wrote off deferred financing costs of $1.3 million. This extraordinary charge was reduced by the tax affect of approximately $0.5 million. In conjunction with the Recapitalization and Senior Note issuance in the first quarter of 1998, we prepaid existing notes and a credit facility totaling $35.5 million, which resulted in an incurrence of a prepayment penalty of $2.9 million, and write off of deferred finance costs of $0.3 million. These extraordinary charges were reduced by the tax effect of these charges of approximately $1.3 million.

Liquidity and Capital Resources

     Historically, we have financed our equipment purchases primarily through internally generated funds and borrowings under our existing Senior Revolving Credit Facility (the "Revolving Credit Facility"). As an asset intensive business, we have required continued access to capital to support the acquisition of equipment for rental to our customers. In 2000, we purchased and received $31.2 million, $41.6 million and $44.0 million of rental equipment in 2000, 1999 and 1998, respectively.

      During the years ended December 31, 2000, 1999 and 1998, net cash flows provided by operating activities were $28.2 million, $15.2 million and $9.7 million, respectively. Net cash flows used in investing activities were $31.5 million, $49.4 million and $62.9 million in 2000, 1999 and 1998, respectively. Net cash flows provided by financing activities were $3.3 million, $34.2 million and $53.2 million in 2000, 1999 and 1998, respectively.

     Our principal sources of liquidity are expected to be cash flows from operating activities and borrowings under the Revolving Credit Facility. It is anticipated that our principal uses of liquidity will be to fund capital expenditures related to purchases of movable medical equipment, provide working capital, meet debt service requirements and finance our strategic plans.

     As of December 31, 2000, we had outstanding $135.0 million of our 10.25% Notes and had borrowed $61.5 million under our $77.5 million senior secured Revolving Credit Facility (the "Revolving Credit Facility "). Interest on loans outstanding under the Revolving Credit Facility is payable at a rate per annum, selected at our option, equal to the Base Rate Margin (the Banks' Base Rate plus 1.75%) or the adjusted Eurodollar Rate Margin (3.00% over the adjusted Eurodollar Rate). Commencing April 30, 2000, the Banks' Base rate and the Eurodollar Rate used to calculate such interest rates may be adjusted if we satisfy certain leverage ratios. The Revolving Credit Facility, which terminates on October 31, 2004, contains certain covenants including restrictions and limitations on dividends, capital expenditures, liens, leases, incurrence of debt, transactions with affiliates, investments and certain payments, and on mergers, acquisitions, consolidations and asset sales.

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

     We believe that, based on current levels of operations and anticipated growth, our cash from operations, together with our other sources of liquidity, including borrowings available under the Revolving Credit Facility, will be sufficient over the next four to eight quarters to fund anticipated capital expenditures and make required payments of principal and interest on our debt, including payments due on the Notes and obligations under the Revolving Credit Facility. We believe that our ability to repay the Notes and amounts outstanding under the Revolving Credit Facility at maturity will require additional financing. There can be no assurance, however, that any such financing will be available at such time to us, or that any such financing will be on terms favorable to us.

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

     Based on our assessments to date, we believe we have not experienced any material disruption as a result of Year 2000 problems, either internally or with customers and suppliers. We believe that we have managed our total Year 2000 transition without any material effect on our results of operations or financial condition.

Recent Accounting Pronouncements

     In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." We must adopt Statement No. 133, as amended, no later than January 1, 2001. We have reviewed the requirements of this standard and expect that it will not affect our financial position or results of operations.

       ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not have any liquid investments. Cash is kept to a minimum through the use of our Revolving Credit Facility. Our exposure to interest rate risk is mainly through its borrowings under its secured Revolving Credit Facility which permits borrowings up to $77.5 million. At December 31, 2000 we were primarily exposed to the Eurodollar Rate on our borrowings under the Revolving Credit Facility. We do not use derivative financial instruments. Information about our borrowing arrangements including principal amounts and related interest rates appear in Note 8 to the Financial Statements included herein.

               ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The report of the independent Accountants, Financial Statements and Schedules are set forth on pages 41 to 64 of this report.

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

None

                                   PART III

          ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

Set forth below are the names, ages and positions of the persons who serve as directors and executive officers of the Company.

Name                  Age                        Position
----                  ---                        --------
David E. Dovenberg... 56      Director, President and Chief Executive Officer
Samuel B. Humphries.. 58      Director
Steven G. Segal...... 40      Director
Edward D. Yun........ 34      Director
Robert H. Braun...... 49      Senior Vice President, Sales and Marketing
John A. Gappa........ 41      Senior Vice President, Chief Financial Officer
Andrew R. Amicon..... 40      Vice President, Disposable Sales & Alternate Care
                              National Accounts
Gerald L. Brandt..... 51      Vice President, Finance and Controller
Randy C. Engen....... 44      Vice President, Sales-- East
Michael R. Johnson... 42      Vice President, Administrative Services
Gary L. Preston...... 58      Vice President, National Accounts
Jeffrey L. Singer.... 39      Vice President, Purchasing & Logistics
Judy M. Slater....... 42      Vice President, Sales-- West


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

     Samuel B. Humphries is a Director of the Company and has been since April 1998. He is the Managing Director of The Executive Advisory Group. He also is the Managing Director and on the board of Ascent Medical Technology Fund. Prior to that he was President and Chief Executive Officer of American Medical Systems from September 1998 to May 1999, President and Chief Executive Officer of Optical Sensors Inc. from 1991 to 1998 and President and Chief Executive Officer of American Medical Systems from September 1988 to May 1991. He is also a director of Optical Sensors Inc and LifeSpex Medical.

     Steven G. Segal is a Director of the Company and has been since the 1998 Recapitalization. He also is Senior Managing Director of Childs and has been at Childs since July 1995. Prior to that time, he was an executive at Thomas H. Lee Company from August 1987, most recently holding the position of Managing Director. He is also a director of Quality Stores, Jillian's Entertainment, Inc., National Nephrology Associates, Inc. and Big V Supermarkets, Inc., The NutraSweet Company and is Chairman of the Board of Empire Kosher Poultry, Inc.

     Edward D. Yun is a Director of the Company and has been since the 1998 Recapitalization. He also is a Managing Director of Childs and has been at Childs since September 1996. From August 1994 until September 1996 he was an Associate at DLJ Merchant Banking, Inc. He is also a director of Jillian's Entertainment Holdings, Inc., Pan Am International Flight Academy Holdings, Inc., National Nephrology Associates, Inc., Equinox Holdings, Inc., Chevys, Inc. and Hartz Mountain Corporation.

     Robert H. Braun has been the Senior Vice President of Sales and Marketing since 1999 and prior to that was Vice President of Sales and Marketing since the 1998 Recapitalization. He joined the Company in 1975. He has held multiple sales management positions within the Company, including Account Manger, National Accounts Manager, and Division Manager-North Central, which culminated in his promotion to Director of Rental and Sales, West, in 1996.

     John A. Gappa is the Senior Vice President and Chief Financial Officer and has held that position since 1999. He is responsible for the financial and information systems functions for the company. Prior to joining the company, Mr. Gappa served five years as Senior Vice President, Reimbursement and Chief Financial Officer for McKessonHBOC's Red Line Extended Care division, formerly known as Red Line HealthCare Corporation. He also held additional positions during his nine years at Red Line including Director of Operations, Division Controller and Director of Planning and Analysis. Prior to joining Red Line in 1991, Mr. Gappa held a variety of financial management positions at The Pillsbury Company from 1982 to 1991

     Andrew R. Amicon has been the Vice President of Disposable Sales & Alternate Care National Accounts since 1999 and prior to that was Vice President, Alternate Care - East since joining the Company in 1998. Prior to joining the Company, Mr. Amicon was founder and CEO of Patient's Choice Healthcare, Inc. from 1990 to 1998.

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

     Randy C. Engen has been the Vice President of Sales - East since 1999 and prior to that was the Vice President of Sales and Business Development since the 1998 Recapitalization. He joined the Company in 1979. He has held multiple sales management roles including Account, District and Divisional Manager positions. Throughout his tenure with the Company, Mr. Engen has managed the Company's Madison, Wisconsin district office, the Company's second largest.

     Michael R. Johnson is the Vice President of Administration and has been since the 1998 Recapitalization. He joined the Company in 1978. He served as Director, Human Resources/Administration since 1990. Prior to that, Mr. Johnson had been an Instructor in the Training and Development Department, followed by a promotion to Training Manager in 1984 and to Human Resources Manager in 1989.

     Gary L. Preston has been the Vice President of National Accounts and since 1999 and prior to that was the Vice President of Sales and Major Accounts since the 1998 Recapitalization. He joined the Company in 1964. He has held multiple sales management roles including Account, District and Divisional Manager positions. As District Manager, Mr. Preston served for thirteen years in the company's largest district office.

     Jeffrey L. Singer has been Vice President, Purchasing & Logistics since 1999 and prior to that was the Vice President of Alternate Care - West since he joined the Company in 1998. Prior to joining the Company, Mr. Singer was CEO of Home Care Instruments, Inc. from 1991 to 1998, and held various other positions at HCI from 1986 to 1991.

     Judy M. Slater is Vice President, Sales - West. She joined the Company in 1979 and after a three-year break, returned in 1997 as Division Manager West. She was promoted to her present position in August 1999.

                        ITEM 11: EXECUTIVE COMPENSATION
                        -------------------------------

Summary Compensation Table

      The following table sets forth the cash and noncash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer and the four other highest paid executive officers of the Company whose salary and bonus earned in 2000 exceeded $100,000.

                                                                                    Long-Term
                                                 Annual Compensation              Compensation
                                                 -------------------              ------------
                                                                           Awards
                                                                           Stock            Payouts
            Name and                                                      Options            LTIP              All Other
       Principal Position              Year      Salary      Bonus(1)    (Shares)(2)       Payouts(3)        Compensation(4)
       ------------------              ----      ------      --------    -----------       ----------        ---------------
David E. Dovenberg                     2000    $226,062      $113,400             -                 -                 $5,100
       Chief Executive                 1999     226,266        40,000             -                 -                  4,800
       Officer and                     1998     213,398       163,579       383,758           $32,955                 36,039
       President

John A. Gappa                          2000     170,241        90,200        50,000                 -                  3,930
       Senior Vice President &         1999      19,617        30,000       112,430                 -                      -
       Chief Financial Officer         1998           -             -             -                 -                      -

Robert H. Braun                        2000     155,039        85,800             -                 -                  4,602
       Senior Vice President of        1999     146,253        28,000        10,000                 -                  4,341
       Sales & Marketing               1998     130,028        57,735       191,909                 -                  3,562

Michael R. Johnson                     2000     136,000        70,700             -                 -                  3,988
       Vice President,                 1999     136,064        25,000             -                 -                  4,042
       Administrative Services         1998     128,416        67,879       191,909                 -                  3,541

Jeffrey L. Singer                      2000     136,312        76,200             -                 -                  2,625
       Vice President of               1999     134,737        22,000             -                 -                  2,500
       Purchasing & Logistics          1998      40,866        17,114        89,944                 -                      -

(1) The amounts shown in this column represent annual bonuses earned for the fiscal year indicated. Such bonuses are paid shortly after the end of such fiscal year. In 1998, the amounts also reflect a non-recurring bonus payment made to Mr. Dovenberg and Mr. Johnson upon the completion of the recapitalization.

(2) The stock options shown in this column for 1998, 1999 and 2000 were all granted pursuant to the 1998 Stock Option Plan. For a discussion of the material terms the options granted in 1998, 1999 and 2000 under the 1998 Stock Option Plan, See footnotes 1, 2 and 3 to the table below entitled "Option Grants During the Year Ended December 31, 2000".

(3) For 1998, the amounts include regular payments under the Long Term Incentive Plan (LTIP) and payments resulting from the early termination of the LTIP as of the date of the Recapitalization. The amount of the payments made in connection with the early termination of the LTIP was $10,630 for Mr. Dovenberg.

(4) The amounts shown in this column represent contributions by the Company for the named executive officers to the UHS Employees' Thrift and Savings Plan for the fiscal year indicated. In addition for 1998, for Mr. Dovenberg, $31,239 of the amount represents payments made upon termination of the Supplemental Executive Retirement Plan ("SERP") in connection with the Recapitalization.

Stock Options

            The following tables summarize option grants during the year ended December 31, 2000 to the Chief Executive Officer and the executive officers named in the "Summary Compensation Table" above, and the values of the options held by such persons at December 31, 2000.

                                    Option Grants During Year Ended December 31, 2000
                                    -------------------------------------------------
                                                                                    Potential
                                 % of                                            Realizable Value
                                 Total                                            at Annual Rates
                                Options                                           of Stock Price
                               Granted to     Exercise                           Appreciation for
                                Employees     or Base                             Option Term (3)
                    Options     in Fiscal      Price        Expiration            ---------------
     Name           Granted     Year 2000    ($/Sh)(2)         Date            5%              10%
--------------      -------     ---------    ---------     -------------     ---------      ----------
John A. Gappa      50,000(1)      32.89        $3.31         03/17/08        $104,082        $263,764

(1) Each option represents the right to purchase one share of Common Stock. With such non-incentive stock options, the shares under such options vest on the earlier of (i) the date of a change of control in the Company, (ii) the date on which the original investors following the Recapitalization achieve certain realized values in their original investment, or (iii) six years following the date of grant of such options.

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

                                              Aggregated Option Exercised During Year Ended December 31, 2000
                                                         and Value of Options at December 31, 2000
                                        ----------------------------------------------------------------------------
                                                          Number of Unexercised           Value of Unexercised
                            Shares                              Options at                In-the-Money Options
                           Acquired                         December 31, 2000             December 31, 2000 (1)
                              on           Value            -----------------           -------------------------
        Name               Exercise      Realized     Exercisable   Unexercisable     Exercisable      Unexercisable
-------------------       ----------    ----------    -----------   -------------     -----------      -------------
David E. Dovenberg             -             -          535,080        343,078        $ 2,070,579      $  1,052,157
Robert H. Braun                -             -           20,345        181,564             64,088           554,326
John A. Gappa                  -             -             -           162,430               -              225,778
Michael R. Johnson             -             -           82,885        171,564            309,274           540,426
Jeffrey L. Singer              -             -            5,572         84,372             10,643           161,150

(1) Based on the fair market value of Common Stock, as of December 31, 2000, of $4.70 as determined by UHS' Board of Directors.

Long Term Incentive Plan

     The Long Term Incentive Plan was terminated on February 25, 1998 in connection with the Recapitalization. During 1998, two payouts were completed for this plan. The first was the normal plan payout and the second resulted from the early termination of the plan. The early termination payouts for Mr. Dovenberg were $10,630.

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

             Compensation                 Years of Credited Service
             ------------                 -------------------------
                                5              10          20          30
                             --------       --------    --------    --------

          $  100,000.......  $  6,500       $ 12,500    $ 25,000    $ 31,500
             125,000.......     8,500         16,500      33,000      41,500
             150,000.......    10,500         20,500      41,000      51,500
             200,000.......    11,000         22,000      44,500      55,500
             300,000.......    11,000         22,000      44,500      55,500

     A participant's remuneration covered by the Pension Plans is his or her average salary (as reported in the Summary Compensation Table) for the five consecutive plan years in which the employee received his or her highest average compensation, subject to a $170,000 cap in 2000. As of December 31, 2000, Messrs. Dovenberg, Braun, Gappa, Amicon, Brandt, Engen, Johnson, Preston, Singer, and Slater had 12.7, 25.4, 1.1, 2.5, 22.7, 21.6, 21.7, 32.9, 2.5, and
18.7 years of credited service, respectively, under the Pension Plan.

Employment Agreements

     The Company has entered into employment agreements with certain of the executive officers named in the Summary Compensation Table. For a description of such employment agreements see "Certain Relationships and Related Transactions - Employment Agreements."

Compensation Committee Interlocks and Insider Participation

     The Company's Board of Directors has a Compensation Committee consisting of directors of the Company. The current members of the Compensation Committee are Steven G. Segal and Samuel B. Humphries. Mr. Segal has entered into the stockholders' agreement with the Company and is an affiliate of Childs, which has entered into the stockholders' agreement and the management agreement with the Company. For a description of such arrangements, and agreements. See "Item 13: Certain Relationships and Related Transactions."

                        ITEM 12: PRINCIPAL SHAREHOLDERS
                        -------------------------------

     The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of December 31, 2000 by each beneficial owner of more than five percent of the Common Stock, each person who serves as a director of the Company, each named executive officer and all persons serving as directors and executive officers of the Company as a group. Except as otherwise indicated, the beneficial owners of the voting stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares. The business address for each executive officer of the Company is in care of the Company.

                                                                    Shares
                                                                 Beneficially            Percentage
Beneficial Owner                                                  Owned (1)                Owned
----------------------                                            ---------                -----
David E. Dovenberg(2)....................................         2,242,950                13.5%
Robert H. Braun(3).......................................            65,025                 0.4%
John A. Gappa............................................            10,000                 0.1%
Andrew R. Amicon(4)......................................            77,256                 0.5%
Gerald L. Brandt(5)......................................           262,745                 1.6%
Randy C. Engen(6)........................................            99,935                 0.6%
Michael R. Johnson(7)....................................           121,605                 0.8%
Gary L. Preston(6).......................................           123,085                 0.8%
Jeffrey L. Singer(4).....................................           261,844                 1.6%
Judy M. Slater(8) .......................................             8,983                 0.1%
Samuel B. Humphries......................................            16,129                 0.1%
J.W. Childs Equity Partners, L.P.........................        12,466,931                77.5%
Steven G. Segal(9).......................................        12,622,131                78.5%
  J.W. Childs Equity Partners, L.P.
  One Federal Street
  Boston, Massachusetts
Edward D. Yun(9).........................................        12,481,149                77.6%
  J.W. Childs Equity Partners, L.P.
  One Federal Street
  Boston, Massachusetts
All Officers & Directors as a group (twelve persons)(10).        15,959,882                93.4%

(1) Beneficial ownership is determined in accordance with rules of the Commission, and includes generally voting power and/or investment power with respect to securities. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days of December 31, 2000 are deemed outstanding for computing the beneficial ownership percentage of the person holding such options but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Except as indicated by footnote, the persons named in the table above have the sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2) Includes 535,080 shares of Common Stock subject to options exercisable within 60 days after December 31, 2000, 626,530 shares of Common Stock owned by Mr. Dovenberg's wife and 61,200 shares of Common Stock owned by Mr. Dovenberg's children.

(3) Includes 20,345 shares of Common Stock subject to options exercisable within 60 days after December 31, 2000.

(4) Includes 5,572 shares of Common Stock subject to options exercisable within 60 days after December 31, 2000.

(5) Includes 196,645 shares of Common Stock subject to options exercisable within 60 days after December 31, 2000.

(6) Includes 79,215 shares of Common Stock subject to options exercisable within 60 days after December 31, 2000.

(7) Includes 82,885 shares of Common Stock subject to options exercisable within 60 days after December 31, 2000.

(8) Includes 2,533 shares of Common Stock subject to options exercisable within 60 days after December 31, 2000.

(9) Includes 12,466,931 shares of Common Stock held by Childs, which the shareholder may be deemed to beneficially own by virtue of his position with Childs Associates.

(10) Includes 1,007,054 shares of Common Stock subject to options exercisable within 60 days after December 31, 2000.

             ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
             -------------------------------------------------------

Stockholders' Agreement

     Each executive officer and director who owns UHS common stock (the "Management Holders") and Childs (with which Mr. Segal and Mr. Yun are affiliated) and its affiliates (together, the "Stockholders") are parties to a stockholders' agreement (the "Stockholders' Agreement") with the Company governing certain aspects of the relationship among the Stockholders and the Company. The Stockholders' Agreement, among other things: (i) restricts the ability of the Stockholders to transfer their shares of the Company's Common Stock, subject to certain exceptions; (ii) gives the Company, Childs and certain Designated Employees (as defined in the Stockholders' Agreement) certain rights of first refusal with respect to shares of Common Stock held by certain Management Holders in the event of the termination of the employment of any such Management Holder with the Company for any reason; (iii) gives each Management Holder certain rights, subject to certain limitations imposed by the Credit Agreement (as defined below), to require the Company to purchase shares of such Common Stock held by him, in the event of the termination of his/her employment with the Company, other than any such termination by the Company other than for Cause or resignation by him/her without Good Reason (as such terms are defined in the Stockholders' Agreement); and (iv) provides the parties thereto with certain "tag-along," "drag-along," and "piggyback" registration rights.

Management Agreement

     The Company is a party to management agreement with J. W. Childs Associates, L.P. (with which Mr. Segal and Mr. Yun are affiliates) ("Childs Associates") pursuant to which: the Company is obligated to pay Childs Associates an annual management fee of $240,000 in consideration of Childs Associates' ongoing provision of certain consulting and management advisory services. Payments under this management agreement may be made only to the extent permitted by the Revolving Credit Facility and the Indenture. The management agreement is for a five-year term, automatically renewable for successive extension terms of one year, unless Childs Associates gives notice of termination.

Employment Agreements

     Pursuant to a letter agreement dated November 25, 1997, (the "Dovenberg Employment Agreement"), David E. Dovenberg, agreed to serve as President and Chief Executive Officer of the Company for a term of three years from the consummation of the Recapitalization, subject to earlier termination pursuant to the terms thereof. The Dovenberg Employment Agreement automatically renews for successive one-year terms unless either party gives written notice of termination no less than 30 days prior to the renewal date. As of February 28, 2001, the Dovenberg Employment Agreement automatically extended for one year. The Dovenberg Employment Agreement provides that during its initial three year term, Mr. Dovenberg will be a member of the Board of Directors of the Company, will receive an annual base salary of $200,000, subject to annual adjustment based on changes in the consumer price index and Board of Directors review, and will receive a bonus of up to 100% of such annual base salary, based on achievement of certain EBITDA targets. It also provides for Mr. Dovenberg's participation in one or more stock option plans to be adopted by the Company. Under the Dovenberg Employment Agreement, if Mr. Dovenberg's employment is terminated by the Company without cause or because of death or disability, or by Mr. Dovenberg because the Company has materially breached the Dovenberg Employment Agreement, reduced or reassigned a material portion of Mr. Dovenberg's duties, reduced Mr. Dovenberg's annual base salary (other than in certain specified circumstances), required Mr. Dovenberg to relocate outside the greater Minneapolis, Minnesota area, or if it is not renewed on expiration of its initial three year term or the first one-year renewal term, or because certain other specified events have occurred, the Company will continue to pay Mr. Dovenberg his base salary and provide his benefits for a period of 18 months from the date of termination. Payment or benefits under the Dovenberg Employment Agreement to Mr. Dovenberg within this 18-month period would be offset by the value of compensation from Mr. Dovenberg's subsequent employment during this 18-month period. In addition, the Dovenberg Employment Agreement contains certain confidentiality and noncompetition provisions.

     In addition to the Dovenberg Employment Agreement with respect to Mr. Dovenberg, the Company has entered into employment agreements (each, an "Executive Employment Agreement," and collectively, the "Executive Employment Agreements") with John A. Gappa, Andrew R. Amicon and Jeff L. Singer. The Executive Employment Agreements each have a three-year term at the end of which the agreements will automatically renew for successive one-year terms unless terminated by either party thereto no less than 30 days prior to the renewal date. Pursuant to the Executive Employment Agreements, from and after the consummation of the Recapitalization, the executives receive an annual base salary, subject to annual adjustment based on changes in the consumer price index and Board of

Directors review, and are eligible to receive a bonus of up to 100% of their respective annual base salaries based on achievement of certain EBITDA targets. The Executive Employment Agreements also provide that the executives are entitled to receive stock options pursuant to one or more stock option plans adopted or to be adopted by the Company. Under each Executive Employment Agreement, if the executive's employment is terminated by the Company by reason of death or disability, the Company would continue to pay the executive, or the executive's legal representatives, as the case may be, salary and benefits for a six-month period from the date of termination. If the executive's employment is terminated by the Company for other than cause or by the executive for good reason (i.e., a breach by the Company of the executive's Employment Agreement, certain reductions in salary or duties, required relocation or other specified events), then the Company would pay the executive a prorated bonus for the fiscal year in which the termination occurred, and would continue to pay the executive's base salary for a 12-month period from the date of termination. Payments or benefits under the Executive Employment Agreement to the executive within this 12-month period would be offset by the value of compensation from the executive's subsequent employment during this 12-month period. If the executive's employment is terminated for cause or the executive resigns without good reason, then all rights to payments (other than payments for services previously rendered), and all other benefits otherwise due to the executive under the Executive Employment Agreement, would cease.

     In addition, the Executive Employment Agreements contain certain confidentiality and noncompetition provisions. Finally, the Executive Employment Agreements provide that the executives will enter into the stockholders' agreement with the other equity investors in the Company governing certain aspects of the relationship among such equity investors and the Company.

                                     PART IV
                                     -------

    ITEM 14: EXHIBITS, FINANCIAL STATEMENTS, SCHEDULE AND REPORTS ON FORM 8-K
    -------------------------------------------------------------------------

(a)  The following documents are filed as part of this Report:

     1.   Consolidated Financial Statements
          ---------------------------------

          Report of Independent Accountants

          Balance Sheets as of December 31, 2000 and 1999

          Statements of Operations for the years ended December 31, 2000, 1999, and 1998

          Statements of Shareholders' (Deficiency) Equity for the years ended December 31, 2000, 1999, and 1998

          Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998

          Notes to Financial Statements

     2.   Consolidated Financial Statement Schedule required to be filed by Item
          ----------------------------------------------------------------------
          8 and Paragraph (d) of this Item 14.
          -----------------------------------

          Schedule II - Valuation and Qualifying Accounts and Reserves

          All other supplemental financial schedules are omitted as not applicable or not required under the rules of Regulation S-X or the information is presented in the financial statements or notes thereto.

3.    Exhibits
      --------

   Exhibit                      Description
   No.
   -----------------------------------------------------------------------------

   3.1 Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to Form 10-K filed March 31, 1999).

   3.2a Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to Form 10-K filed March 31, 1999).

   3.2b Amendment to Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2(b) to Form 10-K filed March 29, 2000).

   3.3 Amendment to Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.3 to Form 10-K filed March 31, 1999).

   3.4 Certificate of Designation of Series A 12% Cumulative Convertible Accruing Pay-In-Kind Preferred Stock (Incorporated by reference to
           Exhibit 3.4 to Form 10-K filed March 31, 1999).

   4.1 Indenture, dated as of February 25, 1998, by and between the Company and First Trust National Association as Trustee, relating to the Company's 10.25% Senior Notes Due 2008 (Incorporated by reference to Exhibit (a)(8) to Amendment No. 4 to Schedule 13E-3/A of the Company filed on march 19, 1998 (the "13E-3/A").

   10.1 Credit Agreement between Universal Hospital Services, Inc. and Key Corporate Capital, Inc. as Collateral Agent, Heller Financial, Inc. as Syndication Agent and Canadian Imperial Bank of Commerce as Administrative Agent, dated October 25, 1999 (Incorporated by reference to Exhibit 10.20 to Form 10-Q filed November 12, 1999).

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

   10.4 Employment Agreement between the Company and John A. Gappa, dated October 18, 1999 (Incorporated by reference to Exhibit 10.4 to Form 10-K filed March 29, 2000).

   10.5 Form of Executive Employment Agreement for all Executive Officer's having Employment Agreements (Incorporated by reference to Exhibit
           10.5 to Form S-1 filed July 6, 1998).

   10.6 Universal Hospital Services, Inc. 1998 Stock Option Plan (Incorporated by reference to Exhibit 10.6 to the Form S-1 filed July 6, 1998).

   10.7 Form of Incentive Stock Option Agreement dated as of March 17, 1998, between the Company and certain officers of the Company (Incorporated by reference to Exhibit 10.17 to Form 10-K filed March 31, 1999).


   10.8 Form of Non-Incentive Stock Option Agreement dated as of March 17, 1998, between the Company and certain directors of the Company (Incorporated by reference to Exhibit 10.18 to Form 10-K filed March 31, 1999).

   *10.9   Executive Severance Pay Plan dated January 25, 2001

   *12.1 Statement regarding the computation of ratio of earnings to fixed charges for the Company


   *27.1   Financial Data Schedule


*Filed herewith.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 14, 2001.

                                         UNIVERSAL HOSPITAL SERVICES, INC.


                                         By      /s/ David E. Dovenberg
                                           -------------------------------------
                                                     David E. Dovenberg
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2001.

     /s/ David E. Dovenberg              President, Chief Executive
     ------------------------
     David E. Dovenberg                    Officer and Chairman of the
                                           Board of Directors
                                           (Principal Executive Officer)


      /s/ John A. Gappa                  Senior Vice President and
      -----------------------
      John A. Gappa                        Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)


      /s/ Samuel B. Humphries            Director
      -----------------------
      Samuel B. Humphries

      /s/ Steven G. Segal                Director
      -----------------------
      Steven G. Segal

      /s/ Edward D. Yun                  Director
      -----------------------
      Edward D. Yun

Universal Hospital Services, Inc
Index to Financial Statements
December 31, 2000 and 1999
--------------------------------------------------------------------------------

                                                                                 Page(s)
Report of Independent Accountants                                                    42

Financial Statements:

 Balance Sheets at December 31, 2000 and 1999                                        43

 Statements of Operations for the years ended December 31, 2000, 1999 and 1998       44

 Statement of Shareholders' (Deficiency) Equity for the years ended
   December 31, 2000, 1999 and 1998                                               45-46

 Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998       47

Notes to Financial Statements                                                     48-63

                       Report of Independent Accountants


To the Board of Directors and Shareholders of Universal Hospital Services, Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations, shareholders' (deficiency) equity and cash flows present fairly, in all material respects, the financial position of Universal Hospital Services, Inc. (the Company) at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



                                                  PricewaterhouseCoopers LLP


Minneapolis, Minnesota
February 23, 2001

Universal Hospital Services, Inc.
Balance Sheets
At December 31, 2000 and 1999
--------------------------------------------------------------------------------

                    ASSETS                                                             2000                  1999
Current assets:
   Accounts receivable, less allowance for doubtful accounts of $1,625,000 and
     $1,450,000 at December 31, 2000 and 1999, respectively                        $ 26,998,166          $ 27,338,595
   Inventories                                                                        2,767,398             3,527,161
   Deferred income taxes                                                              1,593,000             1,063,000
   Other current assets                                                                 838,679               838,645
                                                                                   ------------          ------------
      Total current assets                                                           32,197,243            32,767,401

Property and equipment, net:
   Rental equipment, net                                                             99,149,482            91,952,914
   Property and office equipment, net                                                 5,013,625             4,804,075
                                                                                   ------------          ------------
      Total property and equipment, net                                             104,163,107            96,756,989

Intangible assets:
   Goodwill, net                                                                     37,204,260            39,703,819
   Other, primarily deferred financing costs, net                                     6,505,528             7,507,815
                                                                                   ------------          ------------
      Total assets                                                                 $180,070,138          $176,736,024
                                                                                   ============          ============

        LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY

Current liabilities:
   Current portion of long-term debt                                               $    254,728          $    304,830
   Accounts payable                                                                  10,895,678             9,418,960
   Accrued compensation and pension                                                   4,332,924             3,349,776
   Accrued interest                                                                   5,442,284             4,925,010
   Other accrued expenses                                                             1,232,721               724,977
   Book overdrafts                                                                      460,692             2,506,775
                                                                                   ------------          ------------
      Total current liabilities                                                      22,619,027            21,230,328

Long-term debt, less current portion                                                193,352,505           187,156,792
Deferred compensation and pension                                                     2,588,072             2,231,540
Deferred income taxes                                                                 1,593,000             1,326,000

Series B, 13% Cumulative Accruing Pay-In-Kind Stock, $0.01 par value;
   25,000 shares authorized, 6,246 shares issued and outstanding at December 31,
   2000 and 1999, net of unamortized discount, including accrued stock dividends     7,236,201              6,206,969

Commitments and contingencies (Note 9)

Shareholders' (deficiency) equity:
   Common Stock, $0.01 par value; 50,000,000 shares authorized, 16,089,214 and
      16,063,240 shares issued and outstanding at December 31, 2000 and 1999,
      respectively                                                                      160,892               160,632
   Additional paid-in capital                                                         2,335,423             2,242,603
   Accumulated deficit                                                              (49,814,982)          (43,818,840)
                                                                                   ------------          ------------

      Total shareholders' (deficiency) equity                                       (47,318,667)          (41,415,605)
                                                                                   ------------          ------------

      Total liabilities and shareholders' (deficiency) equity                      $180,070,138          $176,736,024
                                                                                   ============          ============

   The accompanying notes are an integral part of the financial statements.

Universal Hospital Services, Inc.
Statements of Operations
For the years ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------



                                                                        2000                  1999                  1998
Revenues:
   Equipment rentals                                                $ 94,028,335           $79,344,705           $61,700,554
   Sales of supplies and equipment, and other                         11,976,803            12,878,325             7,672,164
                                                                    ------------           -----------           -----------

      Total revenues                                                 106,005,138            92,223,030            69,372,718
                                                                    ------------           -----------           -----------
Costs of rentals and sales:
   Cost of equipment rentals                                          26,092,014            22,397,867            16,311,608
   Rental equipment depreciation                                      22,386,842            18,865,439            14,432,414
   Cost of supplies and equipment sales                                8,146,805             8,353,623             4,866,604
   Loss on disposition of Bazooka Beds                                                                             2,866,119
                                                                    ------------           -----------           -----------

      Total costs of rentals and sales                                56,625,661            49,616,929            38,476,745
                                                                    ------------           -----------           -----------

      Gross profit                                                    49,379,477            42,606,101            30,895,973

Selling, general and administrative                                   33,868,262            30,570,245            21,299,536
Recapitalization and transaction costs                                                                             5,099,302
                                                                    ------------           -----------           -----------

      Operating income                                                15,511,215            12,035,856             4,497,135

Interest expense                                                      20,747,230            18,012,479            11,233,885
                                                                    ------------           -----------           -----------

Loss before income taxes and extraordinary
   charge                                                             (5,236,015)           (5,976,623)           (6,736,750)
                                                                    ------------           -----------           -----------

Benefit for income taxes                                                (158,000)           (1,655,000)           (1,097,000)
                                                                    ------------           -----------           -----------

Net loss before extraordinary charge                                  (5,078,015)           (4,321,623)           (5,639,750)

Extraordinary charge, net of deferred tax benefit
   of $474,000 and $1,300,000 at December 31,
   1999 and 1998, respectively                                                                 811,649             1,863,020
                                                                    ------------           -----------           -----------

Net loss                                                            $ (5,078,015)          $(5,133,272)          $(7,502,770)
                                                                    ============           ===========           ===========

   The accompanying notes are an integral part of the financial statements.

Universal Hospital Services, Inc.
Statement of Shareholders' (Deficiency) Equity
For the years ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

                                                                                       (Accumulated                      Total
                                                                      Additional        Deficit)          Stock      Shareholders'
                                                           Common       Paid-in         Retained      Subscription       Equity
                                                           Stock        Capital         Earnings       Receivable     (Deficiency)
Balance, December 31, 1997                              $    54,808   $ 16,042,715     $ 16,902,902                  $ 33,000,425

Sale of 1,585 shares of common stock to employees
   under stock purchase plan                                     16         20,367                                         20,383

Issuance of 334,201 shares of common stock pursuant
   to exercise of stock options, including $1,042,000
   of tax benefit                                             3,342      3,566,249                                      3,569,591

Issuance of 13,756 shares of common stock pursuant to
   the Merger (see Note 2), net of transaction cost of
   $581,857                                                  13,757     20,729,663                                     20,743,420

Repurchase and cancellation  of 5,629,839 shares of
   common stock pursuant to the Merger (see Note 2)         (56,298)   (40,358,994)     (46,847,213)                  (87,262,505)

Stock subscription receivable                                                                          $ (48,931)         (48,931)

Stock split                                                 140,620                        (140,620)

Sale of 147,714 shares of common stock to employees           1,477        338,590                                        340,067

Issuance of 256,272 shares of common stock in
   connection with acquisition of Home Care
   Instruments, Inc.                                          2,563        712,436                                        714,999

Issuance of warrant to purchase 350,000 shares of
   common stock in connection with issuance of Series
   B preferred stock                                                     1,000,000                                      1,000,000

Preferred stock dividends                                                                  (277,000)                     (277,000)

Net loss                                                                                 (7,502,770)                   (7,502,770)
                                                         ----------    -----------    -------------    ---------    -------------

Balance, December 31, 1998                               $  160,285    $ 2,051,026     $(37,864,701)   $ (48,931)    $(35,702,321)

   The accompanying notes are an integral part of the financial statements.

Universal Hospital Services, Inc.
Statement of Shareholders' (Deficiency) Equity
For the years ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

                                                                                         (Accumulated                      Total
                                                                           Additional      Deficit)        Stock       Shareholders'
                                                                Common      Paid-in        Retained     Subscription      Equity
                                                                 Stock      Capital        Earnings      Receivable    (Deficiency)
Balance, December 31, 1998                                      $160,285  $  2,051,026   $(37,864,701)  $ (48,931)    $(35,702,321)

Repurchase of 5,210 shares of common stock from employee             (53)       (8,023)                                     (8,076)

Issuance of 40,000 shares of common stock                            400       199,600                                     200,000

Preferred stock dividends                                                                    (820,867)                    (820,867)

Payment received for stock subscription                                                                    48,931           48,931

Net loss                                                                                   (5,133,272)                  (5,133,272)
                                                                --------  ------------   ------------   ---------     ------------

Balance, December 31, 1999                                       160,632     2,242,603    (43,818,840)          -      (41,415,605)

Repurchase of 21,151 shares of common stock from employee           (211)      (54,794)                                    (55,005)

Issuance of 47,125 shares of common stock, net of offering cost      471       147,614                                     148,085

Preferred stock dividends                                                                    (918,127)                    (918,127)

Net loss                                                                                   (5,078,015)                  (5,078,015)
                                                                --------  ------------   ------------   ---------     ------------

Balance, December 31, 2000                                      $160,892  $  2,335,423   $(49,814,982)  $       -     $(47,318,667)
                                                                ========  ============   ============   =========     ============

    The accompanying notes are an integral part of the financial statement

Universal Hospital Services, Inc.
Statements of Cash Flows
For the years ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------


                                                         2000             1999                1998
Cash flows from operating activities:
  Net loss                                           $ (5,078,015)    $ (5,133,272)      $ (7,502,770)
  Adjustments to reconcile net loss to net cash
       provided by operating activities:
    Depreciation                                       23,868,755       19,985,469         15,223,028
    Amortization of goodwill                            2,715,769        2,650,717          1,567,029
    Amortization of other intangibles                   1,077,085        1,181,000            858,000
    Accretion of bond discount                            529,412          494,748
    Provision for doubtful accounts                     1,249,053        1,339,348            194,512
    Loss (gain) on sales of equipment                     568,857         (197,336)         3,241,077
    Extraordinary charge less cash paid                                  1,285,649            303,313
    Deferred income taxes                                (263,000)      (2,204,000)        (2,778,000)
    Changes in operating assets and liabilities
         net of impact of acquisitions:
      Accounts receivable                              (1,227,705)      (9,716,654)        (3,151,844)
      Inventories and other operating assets              759,729         (654,433)        (1,020,897)
      Accounts payable and accrued expenses             3,977,496        6,160,665          2,806,629
                                                     ------------     ------------       ------------

    Net cash provided by operating activities          28,177,436       15,191,901          9,740,077
                                                     ------------     ------------       ------------

Cash flows from investing activities:
  Rental equipment purchases                          (30,972,302)     (44,388,766)       (27,656,279)
  Property and office equipment purchases              (1,714,465)      (2,330,720)          (927,277)
  Proceeds from disposition of rental equipment         1,103,072        3,711,799            851,977
  Acquisitions                                                          (6,293,189)       (34,969,417)
  Other                                                    79,515         (140,234)          (194,647)
                                                     ------------     ------------       ------------

    Net cash used in investing activities             (31,504,180)     (49,441,110)       (62,895,643)
                                                     ------------     ------------       ------------

 Cash flows from financing activities:
  Proceeds under loan agreements                       47,800,000       129,975,000       173,287,399
  Payments under loan agreements                      (42,520,253)      (93,124,021)      (57,141,017)
  Proceeds from issuance of common stock,
    net of offering costs                                 148,085                          21,054,955
  Proceeds from issuance of Series B
    preferred stock and common stock                                                        6,246,000
    warrants
  Proceeds from the issuance of Series A
    preferred stock                                                                         6,000,000
  Redemption of Series A preferred stock                                                   (6,246,000)
  Repurchase of common stock                              (55,005)          (8,076)       (84,734,914)
  Payment of deferred financing costs                                   (2,970,674)        (7,493,802)
  Tax benefit of nonqualified stock options                                                 1,042,000
  Change in book overdraft                             (2,046,083)         376,980          1,140,945
                                                     ------------     ------------       ------------

    Net cash provided by financing activities           3,326,744       34,249,209         53,155,566
                                                     ------------     ------------       ------------


Net change in cash and cash equivalents                         -                -                  -

Cash and cash equivalents at beginning of period                -                -                  -
                                                     ------------     ------------       ------------

Cash and cash equivalents at end of period           $          -     $          -       $          -
                                                     ============     ============       ============

Supplemental cash flow information:
   Interest paid                                     $ 19,589,000     $ 16,153,000       $  7,791,000
                                                     ============     ============       ============

   Income taxes paid (received)                      $    (64,000)    $   (207,000)      $    601,000
                                                     ============     ============       ============

   The accompanying notes are an integral part of the financial statements.

Universal Hospital Services, Inc.
Notes to Financial statements
--------------------------------------------------------------------------------

1.   Description of Business

     Universal Hospital Services, Inc. (the Company or UHS) is a leading provider of movable medical equipment, service programs and products to healthcare providers in both the acute and alternate care markets. Through a national network of UHS district offices, providers have access to the Company's pool of medical devices through the unique Pay-Per-Use(TM) equipment management program. This program charges customers only when equipment is in use on a patient, and is supported by a full range of services including delivery, training, technical and educational support, inspection and maintenance. The Company also sells medical products not used in its rental pool and disposable medical products.


2.   Recapitalization, Financings and Related Transactions

     On February 25, 1998, the Company completed a merger pursuant to the Agreement and Plan of Merger (the Merger), dated as of November 25, 1997 between UHS Acquisition Corp., a newly-formed Minnesota corporation controlled by J.W. Childs Equity Partners, L.P. (Childs), with and into the Company. In connection with the Merger, the following occurred:

     . The Company's existing shareholders (other than the new senior management team and certain other continuing members of management) received, in consideration for the cancellation of approximately 53 million shares of the Company's common stock and options to purchases approximately 3.3 million shares of common stock, cash in the aggregate amount of approximately $84.7 million (net of aggregate option exercise price) or $1.55 per share.

     . The Company repaid the outstanding principal balance of approximately $35.5 million under existing loan agreements and incurred early termination fees and write-off of the related deferred financing cost, resulting in an extraordinary charge of $1,863,000, net of a deferred tax benefit of $1,300,000.

     . The Company paid fees and expenses of approximately $11.5 million related to the Merger of which approximately $5.9 million were capitalized as deferred financing costs.

     . The Company paid approximately $3.3 million in severance payments to certain noncontinuing members of the Company's management of which $.5 million had already been accrued.

     . The Company received an equity contribution of approximately $21.3 million from Childs and affiliates and the management investors.

     . The Company issued $100 million in aggregate principal amount of 10.25% Senior Notes due 2008 (the Senior Notes) (see Note 8).

     . The Company recognized a tax benefit from the exercise of stock options of approximately $1 million.

     The transaction was structured as a leveraged recapitalization for accounting purposes, with all assets and liabilities being carried over at historical cost.

Universal Hospital Services, Inc.
Notes to Financial statements
--------------------------------------------------------------------------------

     During the year ended December 31, 1998, the Company incurred $5,099,302 of nonrecurring expenses consisting primarily of legal, investment banking and special committee fees associated with the Merger.


3    Significant Accounting Policies

     Cash and Cash Equivalents
     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Inventories
     Inventories consist of supplies and equipment held for resale and are valued at the lower of cost (first-in, first-out method) or market.

     Rental Equipment
     Depreciation of rental equipment is provided on the straight-line method over the equipment's estimated useful lives of seven years since July 1, 1998 (see Note 7) and from 3 to 7 years prior to July 1, 1998. The cost and accumulated depreciation of rental equipment retired or sold is eliminated from their respective accounts and the resulting gain or loss is recorded as sales of supplies and equipment, and other.

     Property and Office Equipment
     Property and office equipment includes land, buildings, leasehold improvements and shop and office equipment.

     Depreciation of property and office equipment is provided on the straight-line method over estimated useful lives of thirty years for buildings, remaining lease term for leasehold improvements, and three to ten years for shop and office equipment. The cost and accumulated depreciation of property and equipment retired or sold is eliminated from their respective accounts and the resulting gain or loss is recorded in operations.

     Goodwill
     Goodwill represents the excess purchase cost of acquired businesses over the estimated fair values of tangible and identifiable intangible assets acquired and is being amortized on a straight-line basis over lives ranging from 15 to 40 years. Accumulated amortization was $9,916,671 and $7,200,902 at December 31, 2000 and 1999, respectively.

     Valuation of Long-Lived Assets
     The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows on a basis consistent with accounting principles generally accepted in the United State of America.

     Deferred Financing Costs
     Deferred financing costs associated with issuing the 10.25% Senior Notes and the new Senior Revolving Credit Facility (see Note 8) are deferred and amortized over the related terms using the straight-line method, which approximates the effective interest rate method. Accumulated amortization was $2,886,401 and $2,021,697 at December 31, 2000 and 1999, respectively.

Universal Hospital Services, Inc.
Notes to Financial statements
--------------------------------------------------------------------------------

     Revenue Recognition

     Equipment is generally rented on a short-term basis and rentals are recorded in income generally as equipment is utilized. Supply and equipment sales are recorded at the time of shipment.

     The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. During the fourth quarter of 2000, the Company performed a comprehensive review of its revenue recognition policies and determined that they are in compliance with SAB 101.

     Income Taxes
     Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial reporting amounts and the tax bases of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the periods in which the differences are expected to reverse. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

     Fair Value of Financial Instruments
     The Company considers that the carrying amount of financial instruments, including accounts receivable, accounts payable, accrued liabilities and notes payable, approximates fair value. Interest on notes payable is payable at rates which approximate fair value.

     Segment Information
     The Company's business is organized, managed and internally reported as a single segment.

     Stock-Based Compensation
     The Company measures compensation expense for its stock-based compensation plan using the intrinsic value method. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company provides disclosure of the effect on net income (loss) as if the fair value-based method has been applied in measuring compensation expense.

     Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Recent Accounting Pronouncements
     In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company must adopt Statement No. 133, as amended, no later than January 1, 2001. The Company has reviewed the requirements of this standard and expects that it will not affect its financial position or results of operations.

Universal Hospital Services, Inc.
Notes to Financial statements
--------------------------------------------------------------------------------

4    Acquisitions

     Vital Choice Medical Systems, Inc.
     Effective October 1, 1999, the Company acquired Vital Choice Medical Systems, Inc. (Vital Choice) pursuant to a Stock Purchase Agreement among the Company and the shareholders of Vital Choice. Under the agreement, the Company acquired all of the outstanding capital stock of Vital Choice for approximately $5.3 million, including the repayment of approximately $2.1 million of outstanding indebtedness of Vital Choice. The source of funds was from the Revolving Credit Facility.

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

     Patient's Choice Healthcare, Inc.
     On August 17, 1998, the Company acquired all of the outstanding capital stock of Patient's Choice Healthcare, Inc. (PCH), pursuant to a Stock Purchase Agreement among the Company and the shareholders of PCH. Under the agreement, the Company acquired all of the outstanding capital stock of PCH for approximately $14.6 million, including the repayment of approximately $2.7 million of outstanding indebtedness of PCH. In connection with the acquisition, the Company amended its Revolving Credit Facility (see Note
     8). The source of funds was approximately $8.6 million from the Revolving Credit Facility and $6.0 million from proceeds of the issuance of 6,000 shares of Series A 12% Cumulative Convertible Accruing Pay-In-Kind Preferred Stock of the Company (see Note 12).

Universal Hospital Services, Inc.
Notes to Financial statements
--------------------------------------------------------------------------------

PCH is a medical distribution company that rents, sells and leases IV pumps to home infusion companies, long-term consulting pharmacies, oncology clinics, and hospitals. PCH sells over 4,000 disposable products and rents over 60 different types of equipment. PCH also provides a variety of biomedical services.

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


                               Vital
                              Choice    EMS    MRS       PCH      HCI

Accounts receivable           $  322          $  223   $ 1,826  $ 1,141
Rental equipment               2,173   $430      585     2,631    4,788
Goodwill                       3,024    361    1,018    10,482   14,393
Other assets                      29     54       56       626      517
Accounts payable and other
  liabilities                   (180)            (67)     (972)    (973)

Deferred tax liabilities         (68)                              (590)
                              ------   ----   ------   -------  -------

                              $5,300   $845   $1,815   $14,593  $19,276
                              ======   ====   ======   =======  =======

The operations of the acquired entities have been included in the Company's results of operations since the respective dates of acquisition.

Universal Hospital Services, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

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

7. Property and Equipment

   Property and equipment at December 31, consists of the following:

                                                     2000            1999

   Rental equipment                             $ 205,291,670    $182,536,532
   Less accumulated depreciation                 (106,142,188)    (90,583,618)
                                                -------------    ------------

         Rental equipment, net                  $  99,149,482    $ 91,952,914
                                                =============    ============

   Land                                         $     120,000    $    120,000
   Buildings and leasehold improvements             2,499,053       2,180,804
   Office equipment                                 8,485,702       7,782,903
                                                -------------    ------------

                                                   11,104,755      10,083,707
   Less accumulated depreciation                   (6,091,130)     (5,279,632)
                                                -------------    ------------

         Property and office equipment, net     $   5,013,625    $  4,804,075
                                                =============    ============

         Total property and equipment, net      $ 104,163,107    $ 96,756,989
                                                =============    ============

Universal Hospital Services, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

   Effective July 1, 1998, the Company changed the estimated remaining useful lives of all of its rental equipment from a range of three to seven years to seven years. These revised useful lives more closely reflect the expected remaining lives of the Company's rental equipment. This change resulted in a reduction of depreciation expense for the year ended December 31, 1998, of approximately $2.4 million.

   Rental equipment additions, including equipment purchased in acquisitions, were approximately $31,158,000, $41,587,000 and $42,588,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

8. Long-Term Debt

   Long-term debt at December 31 consists of the following:


                                                        2000            1999

   10.25% senior notes, net of unamortized discount  $130,774,160  $130,266,124

   Revolving credit facility                           61,525,000    55,950,000

   Capital lease obligations                            1,308,073     1,245,498
                                                     ------------  ------------

                                                      193,607,233   187,461,622
   Less current portion of long-term debt                (254,728)     (304,830)
                                                     ------------  ------------

      Total long-term debt                           $193,352,505  $187,156,792
                                                     ============  ============


   The fair value of long-term debt, based on the quoted market price for the same or similar issues of debt would be approximately $158,683,000 and $154,395,000 at December 31, 2000 and 1999, respectively.

   The 10.25% Senior Notes (Senior Notes) mature on March 1, 2008. Interest on the Senior Notes accrues at the rate of 10.25% per annum and is payable semiannually on each March 1 and September 1. The Senior Notes are redeemable, at the Company's option, in whole or in part, on or after March 1, 2003, at specified redemption prices plus accrued interest to the date of redemption. In addition, the Senior Notes have a change of control provision which gives each holder the right to require the Company to purchase all or a portion of such holders' Senior Notes upon a change in control, as defined in the agreement, at a purchase price equal to 101% of the principal amount plus accrued interest to the date of purchase. The Senior Notes have covenants that restrict the payment of dividends and require that the Company maintain certain financial ratios. The Senior Notes are uncollateralized.

   The Revolving Credit Facility with six banks consists of up to a $77.5 million senior secured Revolving Credit Facility and terminates on October 31, 2004. On December 31, 2000, $61,525,000 was drawn down on the facility, excluding letters of credit outstanding at December 31, 2000, of $680,305. At December 31, 2000, there was $75,700,000 available under the facility, excluding amounts outstanding and outstanding letters of credit. Borrowings under the facility are collateralized by substantially all the assets of the Company.

Universal Hospital Services, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

   Interest on loans outstanding under the Revolving Credit Facility are payable at a rate per annum, selected at the Company's option, equal to the Base Rate Margin (the Banks' Base Rate plus 1.75%) or the adjusted Eurodollar Rate Margin (3.00% over the adjusted Eurodollar Rate). The Bank's Base Rate and the Eurodollar Rate used to calculate such interest rates may be adjusted if the Company satisfies certain leverage ratios. At December 31, 2000, the Base Rate Margin was 11.25% and the Eurodollar Rate Margin was 9.76%. Interest on borrowings are paid quarterly or as defined in the agreement. In addition, the Credit Agreement also provides that a commitment fee of 0.50% per annum is payable on the unutilized amount of the Revolving Credit Facility.

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

   The Company had previously entered into a Revolving Credit Facility with three financial institutions that was replaced by the Revolving Credit Facility discussed above. In 1999, the Company incurred an extraordinary charge of $811,649 net of deferred tax benefit of $474,000, for the write-off of the related deferred financing costs.


9. Commitments and Contingencies

   Rental expenses were approximately $5,000,000, $4,100,000 and $3,300,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The Company is committed under various noncancellable operating leases for regional sales and service offices and vehicles with minimum annual rental commitments of the following at December 31, 2000:


         2001               $ 4,649,844
         2002                 4,033,774
         2003                 2,842,209
         2004                 1,827,444
         2005                   915,183
         Thereafter             997,228
                            -----------

               Total        $15,265,682
                            ===========


   The Company, in the ordinary course of business, could be subject to liability claims related to employees and the equipment that it rents and services. Asserted claims are subject to many uncertainties and the outcome of individual matters is not predictable with assurance. While the ultimate resolution of these actions may have an impact on the Company's financial results for a particular reporting period, management believes that any such resolution would not have a material adverse effect on the financial position or results of operations of the Company.

Universal Hospital Services, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

    Management Agreement

    The Company is a party to management agreement with J. W. Childs Associates, L.P. (an affiliate of Childs) (Childs Associates) pursuant to which the Company paid Childs Associates a $1.2 million advisory and financing fee in consideration of Childs Associates' services regarding the planning, structuring and negotiation of the Recapitalization (see Note 2). In addition, the Company pays Childs Associates an annual management fee of $240,000 in consideration of Childs Associates' ongoing provision of certain consulting and management advisory services. Payments under this management agreement may be made only to the extent permitted by the Revolving Credit Facility and the Indenture. The management agreement is for a five-year term and is automatically renewable for successive extension terms of one year, unless Childs Associates gives notice of termination.


10. Employee Benefit Plans

    The Company sponsors a noncontributory defined benefit pension plan that covers substantially all of its employees. Plan benefits are to be paid to eligible employees at retirement based primarily on years of credited service and on participants' compensation. Plan assets consist primarily of U.S. Government securities and common stocks.

    Change in Benefit Obligation


                                             2000         1999          1998
                                                     (in thousands)

   Benefit obligation at beginning of year   $10,732      $10,870       $ 9,459

   Service cost                                  470          465           334
   Interest cost                                 859          766           678
   Actuarial gain                               (262)      (1,075)          662
   Benefits paid                                (331)        (294)         (263)
                                             -------      -------       -------
   Benefit obligation at end of year         $11,468      $10,732       $10,870
                                             =======      =======       =======


                                                     2000       1999      1998
                                                           (in thousands)

   Fair value of plan assets at beginning of year  $10,420   $ 9,705   $ 8,177

   Actual return on plan assets                        162     1,009     1,791
   Benefits paid                                      (331)     (294)     (263)
                                                   -------   -------   -------
   Fair value of plan assets at end of year        $10,251   $10,420   $ 9,705
                                                   =======   =======   =======

Universal Hospital Services, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

                                                               2000           1999         1998
                                                                         (in thousands)
   Funded status                                             $ (1,217)     $    (312)    $ (1,165)
   Unrecognized net actuarial (loss) gain                      (1,227)        (1,747)        (479)
   Accrued benefit liability                                     (144)          (172)        (199)
                                                             --------      ---------     --------
   Accrued benefit liability included in the balance sheet   $ (2,588)     $  (2,231)    $ (1,843)
                                                             ========      =========     ========

   Components of net periodic benefit cost are as follows:

                                             2000          1999        1998
                                                      (in thousands)

   Service cost                             $ 470         $ 465       $ 334
   Interest cost                              859           766         678
   Expected return on plan assets            (873)         (815)       (630)
   Recognized net actuarial gain              (72)
   Amortization of prior service cost         (27)          (27)        (27)
                                            -----         -----       -----
   Net periodic benefit cost                $ 357         $ 389       $ 355
                                            =====         =====       =====

   Weighted average assumptions at December 31 are as follows:

                                             2000         1999        1998

   Discount rate                             8.00%        8.25%       6.75%
   Expected return on plan assets            8.50%        8.50%       8.50%
   Rate of compensation increase             4.50%        4.50%       4.50%

   The Company also sponsors a defined contribution plan, which qualifies under
   Section 401(k) of the Internal Revenue Code and covers substantially all of the Company's employees. Employees may contribute annually up to 12% of their base compensation either before tax (subject to Internal Revenue Service limitation) or after tax. The Company matches 50% of employee contributions. For the years ended December 31, 2000, 1999 and 1998, approximately $377,000, $330,000 and $241,000, respectively, was expensed as contributions to the Plan.

   The Company is self-insured for employee health care costs. The Company is liable for claims up to $100,000 per family per plan year and aggregate claims up to 125% of expected claims per plan year. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and an actuarially determined estimated liability for claims incurred but not reported.

Universal Hospital Services, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

11.  Income Taxes

     The (benefit) provision for income taxes consisted of the following:


                              2000          1999            1998

     Currently payable:
       Federal             $       -     $         -     $         -
       State                 105,000          75,000          32,000
                           ---------     -----------     -----------

                             105,000          75,000          32,000
                           ---------     -----------     -----------

     Deferred:
       Federal              (227,000)     (1,495,000)       (981,000)
       State                 (36,000)       (235,000)       (148,000)
                           ---------     -----------     -----------

                            (263,000)     (1,730,000)     (1,129,000)
                           ---------     -----------     -----------

                           $(158,000)    $(1,655,000)    $(1,097,000)
                           =========     ===========     ===========


   Reconciliations between the Company's effective income tax rate and the U.S. statutory rate follow:

                                                                      2000          1999          1998
   Statutory U.S. Federal income tax rate                            (34.0)%       (34.0)%       (34.0)%
   State income taxes, net of U.S. Federal income tax benefit         (4.7)         (4.8)         (3.3)
   Recapitalization and transaction costs                                                         14.1
   Goodwill amortization                                              10.5           8.6           4.1
   Valuation allowance                                                21.3
   Other                                                               3.9           2.5           2.8
                                                                  --------       -------       -------
      Effective income tax rate                                       (3.0)%       (27.7)%       (16.3)%
                                                                  ========       =======       =======

Universal Hospital Services, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

    The components of the Company's overall net deferred tax liability at December 31, 2000 and 1999 are as follows:


                                                           2000          1999

    Deferred tax assets:
       Accounts receivable                             $   551,000   $   371,000
       Accrued and deferred compensation and pension     1,868,000     1,154,000
       Inventories                                         154,000       272,000
       Other assets                                         71,000        71,000
       Net operating loss carryforward                  14,570,000    10,119,000
                                                       -----------   -----------

       Deferred tax assets                              17,214,000    11,987,000

    Valuation allowance                                 (1,116,000)
                                                       -----------   -----------

    Net deferred tax assets                             16,098,000    11,987,000

    Deferred tax liabilities:
       Accelerated depreciation                         16,098,000    12,250,000
                                                       -----------   -----------

       Total deferred tax liabilities                   16,098,000    12,250,000
                                                       -----------   -----------

       Net deferred tax liability                      $         -   $   263,000
                                                       ===========   ===========


    At December 31, 2000, the Company had available unused net operating loss carryforwards of approximately $36,900,000. The net operating loss carryforwards will expire at various dates through 2020.


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

    On December 18, 1998, the Company redeemed 6,246 shares, including a stock dividend of 246 shares, of its Series A Preferred Stock at the redemption price per share of $1,000. Concurrent with the redemption, the Company issued 6,246 shares of Series B 13% Cumulative Accruing Pay-In-Kind Preferred Stock (Series B Preferred Stock). The holder of Series B Preferred Stock have no voting rights, and accrue pay-in-kind dividends at the rate of 13% per annum. The Series B Preferred Stock has a mandatory redemption date of the earlier of a change in control as defined, or August 17, 2008, at a redemption price of $1,000 per share plus an amount in cash equal to all dividends outstanding per share. The Series B Preferred Stock may be redeemed by the Company

Universal Hospital Services, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

    at any time at redemption price of $1,025 to $1,050 as defined in the Agreement, plus an amount in cash equal to all dividends outstanding per share. In addition, purchasers of the Series B Preferred Stock received a warrant to purchase 350,000 shares of the Company's common stock for $.01 per share. The warrant is exercisable immediately and expires on August 17, 2008. Preferred stock dividends at December 31, 2000, 1999 and 1998 were $918,127, $820,867 and $0, respectively.

    The estimated fair value of the warrant of $1,000,000 has increased additional paid-in capital and has been reflected as a discount to the carrying value of the Series B Preferred Stock. The discount is being amortized as an additional dividend using the effective interest method over the term of the Series B Preferred Stock. Amortization was $111,105 and $109,258 for the years ended December 31, 2000 and 1999, respectively.


13. Shareholders' Equity

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

    Shareholders' Agreement

    Certain management shareholders (as defined) and Childs have entered into a shareholders' agreement (the Shareholders' Agreement) with the Company. The Shareholders' Agreement, among other things: (i) restricts the ability of certain shareholders of the Company to transfer their shares of the Company's common stock; (ii) gives the Company, Childs and certain management shareholders certain rights of first refusal with respect to shares of common stock held by certain management holders in the event of the termination of the employment of any such management holder with the Company for any reason; (iii) gives each management holder certain rights, subject to certain limitations imposed by the Revolving Credit Facility, to require the Company to purchase shares of such common stock held by the management shareholders, in the event of the termination of his employment with the Company, other than termination for cause or resignation without good reason (as such terms are defined in the Shareholders' Agreement) at a purchase price based on an EBITDA formula, as defined; and (iv) provides the parties thereto with certain "tag-along," "drag-along," and "piggyback" registration rights, as defined. At December 31, 2000 and 1999, there was no redemption value on the common stock owned by certain management shareholders. The amount of any such redemption value will be recorded outside of permanent equity.


14. Stock Option Plans

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

Universal Hospital Services, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

   Under the 1998 Plan, the Company may grant incentive stock options and stock options and performance awards to the Company's employees. A total of 5,000,000 shares are reserved for issuance under the 1998 Plan. Options granted under the plan will vest in whole or in part within five years from the date granted based on the achievement of certain financial targets. Any unvested options will vest eight years following the date of grant, expiring ten years after the grant date. All options are granted with option prices based on the estimated fair market value of the Company's common stock at date of grant as determined by the Company's board of directors.

   Stock option activity with respect to the 1998 Plan, Incentive and Stock Option Plan and Director Plan is as follows:

                                                                                Incentive
                                                                                and Stock       Director
                                                  1998 Plan                    Option Plan        Plan
                                 ---------------------------------------    ---------------  ---------------
                                                                               Year Ended      Year Ended
                                            Year Ended December 31,            December 31,    December, 31
                               -----------------------------------------
      Shares                        2000            1999         1998             1998            1998
   Granted                        152,000         261,888      2,096,619
   Rollover                                                    1,015,220      (1,015,220)
   Exercised                       (3,000)                                    (3,052,010)      (290,000)
   Terminated                     (93,000)        (90,000)       (30,000)
                               ----------      ----------     ----------     -----------     ----------

   December 31:
     Outstanding, end of year   3,309,799       3,253,799      3,081,911               -              -
                               ==========      ==========     ==========     ===========     ==========

     Exercisable                1,236,911       1,177,164      1,015,220               -              -
                               ==========      ==========     ==========     ===========     ==========

                                                         Incentive
                                                         and Stock         Director
                                  1998 Plan             Option Plan          Plan
                         ---------------------------  ---------------   --------------
       Weighted Average                                  Year Ended       Year Ended
        Exercise Price     Year Ended December 31,      December 31,     December 31,
                         ---------------------------
   Per Share              2000       1999      1998         1998             1998
   Granted               $ 3.31     $ 3.18    $ 1.68
   Rollover                                                $ 0.77
   Exercised             $ 0.80                            $ 0.76           $ 0.80
   Terminated            $ 1.98     $ 1.99    $ 1.55

   December 31:
     Outstanding         $ 1.59     $ 1.52    $ 1.38
     Exercisable         $ 0.92     $ 0.87    $ 0.77

Universal Hospital Services, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

   Options outstanding and exercisable at December 31, 2000 for the 1998 Plan are as follows:

                                      Options Outstanding                    Options Exercisable
                         --------------------------------------------  ----------------------------
                                         Remaining
                                         Weighted         Weighted                       Weighted
                                          Average          Average                        Average
       Range of                         Contractual       Exercise                       Exercise
     Exercise Prices      Shares       Life (Years)         Price         Shares          Price
      $0.54 - $0.94      1,012,220          5.5            $0.76        1,012,220         $0.76

      $1.55 - $3.31      2,297,579          8.5            $1.95          224,691         $1.65

   Had compensation cost for the 1998 Plan been determined based on the options at the date of grant, net loss for the years ended December 31, 2000, 1999 and 1998 would have been reduced to the following pro forma amounts:

                                                   Pro Forma
                                 ---------------------------------------------
                                     2000             1999            1998

   Net loss                      $(5,397,015)     $(5,193,151)     $(7,829,799)


   The weighted-average grant-date fair value of options granted under the plans during 2000, 1999 and 1998 was $1.54, $1.24 and $0.40, respectively. The weighted-average grant-date fair value of options was determined by using the fair value of each option grant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key assumptions:


                                  2000              1999              1998

   Risk-free interest rates   5.23% to 6.78%    5.21% to 6.24%   4.40% to 5.66%

   Expected life                10 years         10 years           10 years

   Expected volatility            0.00%            0.00%              0.00%

   Expected dividends             None             None               None



15 Noncash Investing and Financing Transactions

     . Rental equipment purchases included in accounts payable at December 31, 2000, 1999 and 1998 were $2,975,000, $3,000,243 and $8,405,458, respectively.

     . Accrued dividends at December 31, 2000, 1999 and 1998 were $918,127, $820,867 and $0.

     . Amortization of bond discount was $529,412, $494,748 and $0 for the years ended December 31, 2000, 1999 and 1998, respectively.

Universal Hospital Services, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

     . Accretion of discount on Series B, 13% Cumulative Accruing Pay-In-Kind Stock was $111,272, $108,108 and $4,147 for the years ended December 31, 2000, 1999 and 1998, respectively.

     . In connection with the Company's acquisition of Vital Choice, the Company issued 40,000 shares of common stock valued at $200,000 in partial consideration.

     . In connection with the Company's acquisition of HCI, the Company issued 256,272 shares of common stock valued at $714,999 in partial consideration.

     . During 1998, the Company issued preferred stock as dividends totaling $277,000.

                     Report of Independent Accountants on
                         Financial Statement Schedule


To the Board of Directors
of Universal Hospital Services, Inc.:

Our audits of the financial statements referred to in our report dated February 23, 2000, appearing in the 2000 Annual Report on Form 10-K also included an audit of the financial statement schedule listed in item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.



                                            PricewaterhouseCoopers LLP


Minneapolis, Minnesota
February 23, 2001

                       UNIVERSAL HOSPITAL SERVICES, INC.
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                           Additions
                                                 ------------------------------
                                     Balance at     Charged to    Charged to     Deductions     Balance
                                      beginning     costs and        other          from        at end
           Description                of period      expense       accounts       reserves     of period
--------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts:
      Year ended December 31, 2000   $1,450,000    $1,249,053     $ (66,474)    $1,007,579    $1,625,000
      Year ended December 31, 1999      964,160     1,339,348      (186,148)       667,360     1,450,000
      Year ended December 31, 1998      775,000       194,512       494,287        499,639       964,160

Allowance for inventory
 obsolescence:
      Year ended December 31, 2000      551,000       272,910                      533,462       290,448
      Year ended December 31, 1999      243,626       606,787                      299,413       551,000
      Year ended December 31, 1998   $  209,333    $  119,393                   $   85,100    $  243,626