Form 10-Q
period 2001-03-31
UNIVERSAL HOSPITAL SERVICES INC
filed 2001-05-01
CIK 886171

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended: March 31, 2001


                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from     _______________________


                       Commission file Number: 333-49743
                       UNIVERSAL HOSPITAL SERVICES, INC.
                       ---------------------------------

            (Exact Name of Registrant as specified in its charter)

                Minnesota                           41-0760940
      ------------------------------          ------------------------
     (State or other jurisdiction of      (IRS Employer Identification No.)
     incorporation or organization)

                             1250 Northland Plaza
                            3800 West 80/th/ Street
                      Bloomington, Minnesota  55431-4442
                      -----------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)


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

                                                       Three Months Ended
                                                            March 31,
                                                     ----------------------
                                                       2001          2000
                                                     --------      --------
Revenues:

   Equipment rentals                                  $27,826       $23,732
   Sales of supplies and equipment, and other           3,043         3,158
                                                     --------      --------
      Total revenues                                   30,869        26,890

Costs of rentals and sales:

   Cost of equipment rentals                            7,736         6,393
   Rental equipment depreciation                        6,207         5,166
   Cost of supplies and equipment sales                 1,859         2,305
                                                     --------      --------
      Total costs of rentals and sales                 15,802        13,864
                                                     --------      --------

Gross profit                                           15,067        13,026

Selling, general and administrative                     9,568         8,406
                                                     --------      --------

Operating income                                        5,499         4,620

Interest expense                                        5,155         5,062
                                                     --------      --------

Income (loss) before income taxes                         344          (442)

Provision (benefit) for income taxes                       14           (29)
                                                     --------      --------

Net income (loss)                                     $   330         ($413)
                                                     ========      ========

    The accompanying notes are an integral part of the unaudited financial statements.

                       Universal Hospital Services, Inc.

                                BALANCE SHEETS
         (dollars in thousands except share and per share information)

                                    ASSETS

                                                                                   March 31,              December 31,
                                                                                     2001                     2000
                                                                                -------------             ------------
                                                                                  (unaudited)
Current assets:
      Accounts receivable, less allowance for doubtful accounts of $1,850
          at March 31, 2001 and $1,625 at December 31, 2000                         $ 28,227                 $ 26,998
      Inventories                                                                      2,655                    2,767
      Deferred income taxes                                                            1,593                    1,593
      Other current assets                                                               932                      839
                                                                                -------------             ------------
           Total current assets                                                       33,407                   32,197

Property and equipment:
      Rental equipment, at cost less accumulated depreciation                         98,518                   99,149
      Property and office equipment, at cost less accumulated depreciation             5,458                    5,014
                                                                                -------------             ------------
           Total property and equipment, net                                         103,976                  104,163

Intangible and other assets:
      Goodwill, less accumulated amortization                                         36,521                   37,204
      Other primarily deferred financing costs, less accumulated amortization          6,230                    6,506
                                                                                -------------             ------------
           Total assets                                                             $180,134                 $180,070
                                                                                =============             ============

                                   LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
      Current portion of long-term debt                                             $    285                 $    255
      Accounts payable                                                                 7,596                   10,895
      Accrued compensation and pension                                                 5,995                    4,333
      Accrued interest                                                                 1,851                    5,442
      Other accrued expenses                                                           1,320                    1,233
      Bank overdrafts                                                                  1,643                      461
                                                                                -------------             ------------
           Total current liabilities                                                  18,690                   22,619

Long-term debt, less current portion                                                 196,875                  193,353
Deferred compensation and pension                                                      2,708                    2,588
Deferred income taxes                                                                  1,593                    1,593


Series B, 13% Cumulative Preferred Stock, $0.01 par value; 25,000 shares authorized, 6,246 shares issued and outstanding at March 31, 2001 and
     December 31, 2000, net of unamortized discount, including accrued stock
     dividends                                                                         7,466                    7,236

Commitments and contingencies

Shareholders' (deficiency) equity:

      Common stock, $0.01 par value; 50,000,000 authorized,
           16,087,214 and 16,089,214 shares issued and outstanding at
           March 31, 2001 and December 31, 2000, respectively                            161                      161
      Additional paid-in capital                                                       2,329                    2,335
      Accumulated deficit                                                            (49,688)                 (49,815)
                                                                                -------------             ------------
           Total shareholders' (deficiency) equity                                   (47,198)                 (47,319)
                                                                                -------------             ------------
           Total liabilities and shareholders' (deficiency) equity                  $180,134                 $180,070
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

                       Universal Hospital Services, Inc.

                            STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)

                                                                         Three Months Ended March 31,
                                                                 ------------------------------------------
                                                                     2001                          2000
                                                                 ------------                  ------------
Cash flows from operating activities:
   Net income (loss)                                                  $   330                         ($413)
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
         Depreciation                                                   6,635                         5,422
         Amortization of intangibles                                      951                         1,046
         Accretion of bond discount                                       132                           132
         Provision for doubtful accounts                                  698                           345
         Loss on sale of equipment                                        189                            83
         Deferred income taxes                                                                          (29)
   Changes in operating assets and liabilities:
         Accounts receivable                                           (1,951)                          (74)
         Inventories and other operating assets                            19                            13
         Accounts payable and accrued expenses                         (3,452)                       (1,394)
                                                                 ------------                  ------------
         Net cash provided by operating activities                      3,551                         5,131
                                                                 ------------                  ------------

Cash flows from investing activities:
   Rental equipment purchases                                          (7,572)                       (9,497)
   Property and office equipment                                         (580)                         (301)
   Proceeds from disposition of rental equipment                          185                           113
   Other                                                                   31                            12
                                                                 ------------                  ------------
         Net cash used in investing activities                         (7,936)                       (9,673)
                                                                 ------------                  ------------
Cash flows from financing activities:
   Proceeds under loan agreements                                      17,750                        14,700
   Payments under loan agreements                                     (14,541)                       (8,583)
   Repurchase of common stock                                              (6)
   Proceeds from issuance of common stock, net of offering costs                                        144
   Change in book overdraft                                             1,182                        (1,719)
                                                                 ------------                  ------------
         Net cash provided by financing activities                      4,385                         4,542
                                                                 ------------                  ------------

Net change in cash and cash equivalents                               $   ---                       $   ---
                                                                 ============                  ============

Supplemental cash flow information:
   Interest paid                                                      $ 8,587                       $ 8,358
                                                                 ============                  ============
   Income taxes received                                              $   132                       $    94
                                                                 ============                  ============
   Rental equipment purchases included in accounts payable            $ 1,432                       $   848
                                                                 ============                  ============

    The accompanying notes are an integral part of the unaudited financial statements.

                       Universal Hospital Services, Inc.

           NOTES TO UNAUDITED QUARTERLY REPORT FINANCIAL STATEMENTS

1.   Basis of Presentation:

     The condensed financial statements included in this Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2001.

     The interim financial statements presented herein at March 31, 2001 and 2000, and for the three months ended March 31, 2001 and 2000, reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented. These adjustments are all of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year.

     The December 31, 2000 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following should be read in conjunction with the accompanying financial statements and notes.


Results of Operations

The following table provides information on the percentages of certain items of selected financial data compared to total revenues and also indicates the percentage increase or decrease of this information over the prior comparable period:

                                                  Percent of Total Revenues     Percent Increase
                                                  -------------------------     ----------------
                                                                                   (Decrease)
                                                                                   ----------
                                                     Three Months Ended              Qtr 1
                                                          March 31,                   2001
                                                                                  Over Qtr 1

                                                     2001        2000                2000
                                                  -------------------------     ----------------
Revenues:

   Equipment rentals                                  90.1%      88.3%               17.3%
   Sales of supplies and equipment, and other          9.9%      11.7%               (3.6%)
                                                  ------------------------
           Total revenues                            100.0%     100.0%               14.8%

Costs of rentals and sales:

   Cost of equipment rentals                          25.1%      23.8%               21.0%
   Rental equipment depreciation                      20.1%      19.2%               20.1%
   Cost of supplies and equipment sales                6.0%       8.6%              (19.3%)
                                                  ------------------------
           Total costs of rentals and sales           51.2%      51.6%               14.0%
                                                  ------------------------

Gross profit                                          48.8%      48.4%               15.7%

Selling, general and administrative                   31.0%      31.2%               13.8%
                                                  ------------------------

Operating income                                      17.8%      17.2%               19.0%

Interest expense                                      16.7%      18.8%                1.9%
                                                  ------------------------

Income (loss) before income taxes                      1.1%      (1.6%)               NM

Provision (benefit) for income taxes                   0.0%      (0.1%)               NM
                                                  ------------------------

Net income (loss)                                      1.1%      (1.5%)               NM
                                                  ========================

General


We are a leading nationwide provider of moveable medical equipment to more than 5,200 hospitals and alternate care providers through our equipment rental and outsourcing programs.

The following discussion addresses our financial condition at March 31, 2001 and the results of operations and cash flows for the three months ended March 31, 2001 and 2000. This discussion should be read in conjunction with the financial statements included elsewhere herein and the Management's Discussion and Analysis and Financial sections included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2001.

Safe Harbor Statements under the Private Securities Litigation Reform Act of 1995: We believe statements in this Form 10-Q looking forward in time involve risks and uncertainties. The following factors, among others, could adversely affect our business, operations and financial condition causing our actual results to differ materially from those expressed in any forward-looking statements: our substantial outstanding debt and high degree of leverage and the continued availability, terms and deployment of capital, including our ability to service or refinance debt; restrictions imposed by the terms of our debt; adverse regulatory developments affecting, among other things, the ability of our customers to obtain reimbursement of payments made to us; changes and trends in customer preferences, including increased purchasing of movable medical equipment; difficulties or delays in our continued expansion into certain markets and development of new markets; unanticipated costs or difficulties or delays in implementing the components of our strategy and plan and possible adverse consequences relating to our ability to successfully integrate recent acquisitions; effect of and changes in economic conditions, including inflation and monetary conditions; actions by competitors and availability of and ability to retain qualified personnel. For a more complete discussion see the caption "Industry Assessment" and in our Form 10-K filing filed with the Securities and Exchange Commission on March 14, 2001 under the caption "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Industry Assessment."

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

Equipment Rental Revenues

Equipment rental revenues were $27.8 million for the first quarter of 2001, representing a $4.1 million or 17.3% increase from equipment rental revenues of $23.7 million for the same period of 2000. The rental revenue growth resulted from equipment additions due to customer demand, increased utilization of existing equipment and growth in our customer base.

Sales of Supplies and Equipment, and Other

Sales of supplies and equipment and other were $3.0 million for the first quarter of 2001, representing a $0.2 million or 3.6% decrease from sales of supplies and equipment and other of $3.2 million for the same period of 2000. This decrease in sales revenue was a result of pursuing higher margin sales, while increasing emphasis on rental revenue growth.

Cost of Equipment Rentals

Cost of equipment rentals were $7.7 million for the first quarter of 2001, representing a $1.3 million, or 21.0%, increase from cost of equipment rentals of $6.4 million for the same period of 2000. Cost of equipment rentals, as a percentage of equipment rental revenues, increased to 27.8% for the first quarter of 2001 from 26.9% for the same period of 2000, as a result of higher energy costs associated with utilities, gasoline and freight costs, increased rent expense from office openings combined with costs to support the rental revenue growth.

Rental Equipment Depreciation

Rental equipment depreciation was $6.2 million for the first quarter of 2001, representing a $1.0 million or 20.1% increase from rental equipment depreciation of $5.2 million for the same period of 2000. These increases were due to the equipment additions during the past twelve months. Rental equipment depreciation as a percentage of equipment rental revenues increased to 22.3% in the first quarter of 2001 from 21.8% for the same period of 2000.

Gross Profit

Gross profit was $15.1 million for the first quarter of 2001, representing a $2.1 million or 15.7% increase from gross profit of $13.0 million for the same period of 2000. The increase in gross profit is due to strong rental revenue growth partially offset by the increased cost of equipment rentals and equipment depreciation discussed above.

Gross profit on rentals represents equipment rental revenues reduced by the cost of equipment rentals and rental equipment depreciation. Gross profit on rentals decreased to 49.9% of equipment rental revenues for the first quarter of 2001 from 51.3% for the same period in 2000. The decreased margin for the first quarter reflects increases in energy related costs, support expenses and equipment depreciation.

Gross margin on sales of supplies and equipment and other increased to 38.9% in the first quarter of 2001 from 27.0% for the same period of 2000. The increase is due to growth in service revenue and improved sales margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $9.6 million in the first quarter of 2001, representing a $1.2 million, or 13.8% increase from selling, general and administrative expenses of $8.4 million for the same period of 2000. The increase was due to employee related health insurance costs, incentive expenses and accounts receivable allowance provisions due to revenue growth. Selling, general and administrative expenses as a percentage of total revenue decreased to 31.0% for the first quarter of 2001 from 31.2% for the same period of 2000.

Interest Expense

Interest expense was $5.2 million for the first quarter of 2001, representing a $0.1 million, or 1.9% increase from interest expense of $5.1 million in the same period of 2000. These increases primarily reflect our incremental borrowings associated with capital equipment additions offset by a reduction in the
effective interest rates.   Average borrowings increased to $197.9 million
during the first quarter of 2001 from $193.3 million for the same period in 2000.

Income Taxes

Our effective income tax rate for the first three months of 2001 was 4.1% compared to a statutory federal income tax rate of 34.0%. The tax expense for the first quarter of 2001 relates to minimum state taxes. We had a taxable loss for the first quarter of 2001 and estimate a taxable loss for the year. We do not anticipate any federal tax expense or benefits for the year, as any net operating loss generated during the year will be fully offset by a valuation allowance.

Net Income

We earned net income of $0.3 million during the first quarter of 2001, compared to a net loss of $0.4 million in the same period of 2000.

EBITDA

We believe earnings before interest, taxes, depreciation, and amortization ("EBITDA") to be a measurement of operating performance. EBITDA for the first quarter of 2001 was $13.1 million versus $11.1 million for the same period of 2000. EBITDA as a percentage of total revenue increased to 42.4% for the first quarter of 2001 compared to 41.2% for the same period of 2000.

Quarterly Financial Information: Seasonality

Quarterly operating results are typically affected by seasonal factors. Historically, our first and fourth quarters are the strongest, reflecting increased hospital utilization during the fall and winter months.

Liquidity and Capital Resources

Historically, we have financed our equipment purchases through internally generated funds and borrowings under our existing Revolving Credit Facility. As an asset intensive business, we have required continued access to capital to support the acquisition of equipment for rental to our customers. We purchased and received $31.2 million, $41.6 million and $44.0 million of rental equipment
in 2000, 1999, and 1998, respectively.   For the first quarter of 2001, we
purchased and received $6.0 million of rental equipment.

During the first three months of 2001 and 2000, net cash flows provided by operating activities were $3.6 million and $5.1 million, respectively. Net cash flows used in investing activities were $7.9 million and $9.7 million in each of these periods. Net cash flows provided by financing activities were $4.4 million and $4.5 million, respectively.

Our principal sources of liquidity are expected to be cash flows from operating activities and borrowings under our Revolving Credit Facility. It is anticipated that our principal uses of liquidity will be to fund capital expenditures related to purchases of movable medical equipment, provide working capital, meet debt service requirements and finance our strategic plans.

As of March 31, 2001, we were capitalized with $135.0 million of outstanding notes and with $64.8 million outstanding loans under our $77.5 million Revolving Credit Facility. Interest on loans outstanding are payable at a rate per annum, selected at the Company's option, equal to the Base Rate Margin (the Banks Base Rate plus 1.75%) or the adjusted Eurodollar Rate Margin (3.00% over the adjusted Eurodollar Rate). The Banks Base Rate and the Eurodollar Rate used to calculate such interest rates may be adjusted if the Company satisfies certain leverage
ratios.   Our Revolving Credit Facility contains restrictive covenants which, among other things, limits us from entering into additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, consolidations, liens and encumbrances and prepayments of other indebtedness.

We believe that, based on current levels of operations and anticipated growth, our cash from operations, together with our other sources of liquidity, including borrowings available under the Revolving Credit Facility, will be sufficient over the next three to seven quarters to fund anticipated capital expenditures and make required payments of principal and interest on our debt, including payments due on the Notes and obligations under the Revolving Credit
Facility.   We believe that our ability to repay the Notes and amounts outstanding under the Revolving Credit Facility at maturity will require additional financing. There can be no assurance, however, that any such financing will be available at such time to us, or that any such financing will be on terms favorable to us.

Our expansion and acquisition strategy may require substantial capital, and no assurance can be given that sufficient funding for such acquisitions will be available under our Revolving Credit Facility, which expires October 2004, or that we will be able to raise any necessary additional funds through bank financing or the issuance of equity or debt securities on terms acceptable to us, if at all.


Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We do not have any liquid investments. Our exposure to interest rate risk is mainly through borrowings under our secured Revolving Credit Facility. We are primarily exposed to the Eurodollar interest rate on our borrowings under the Revolving Credit Facility. We do not use derivative financial instruments.

Part II - Other Information

Item 1.   Legal Proceedings

Not applicable.

Item 2.   Changes in Securities and Use of Proceeds

Not applicable.

Item 3.   Defaults upon Senior Securities

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

The Company does not have a class of equity securities registered under Section 15(d) or Section 12 of the Securities Exchange Act of 1934, as amended. On March 20, 2001 at a Regular Meeting of the shareholders of the Company, the shareholders elected directors to the Board of Directors of the Company. The shareholders elected David E. Dovenberg, Samuel B. Humphries, Steven G. Segal and Edward D. Yun to serve as directors until the next regular meeting of shareholders or until his respective successor is duly elected and qualified. The number of shares present by person or by proxy at the Regular Meeting was 15,980,164. The number of shares electing the directors was 15,980,164 shares, while no shares were voted against the nominees and no shares abstained.

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

     Date:  May 1, 2001





                                         Universal Hospital Services, Inc.

                                         By  /s/ David E. Dovenberg
                                         David E. Dovenberg,
                                         President and Chief Executive Officer




                                         By  /s/ John A. Gappa
                                         John A. Gappa,
                                         Senior Vice President and
                                         Chief Financial Officer

Universal Hospital Services, Inc.

EXHIBIT INDEX TO REPORT ON FORM 10-Q

Exhibit
Number    Description                                     Page
------    ------------                                    ----

12.1      Ratio of Earnings to Fixed Charges               14