Form 10-Q
period 2001-06-30
UNIVERSAL HOSPITAL SERVICES INC
filed 2001-07-27
CIK 886171

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2001

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________

Commission file Number: 333-49743

UNIVERSAL HOSPITAL SERVICES, INC.
(Exact Name of Registrant as specified in its charter)

Minnesota	41-0760940

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1250 Northland Plaza
3800 West 80th Street
Bloomington, Minnesota 55431-4442
(Address of principal executive offices)
(Zip Code)

952-893-3200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes      X      No

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Universal Hospital Services, Inc.

STATEMENTS OF OPERATIONS
(dollars in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenues:

Equipment outsourcing	$26,905	$22,085	$54,731	$45,818

Sales of supplies and equipment, and other	3,087	2,970	6,130	6,127

Total revenues	29,992	25,055	60,861	51,945
Costs of equipment outsourcing and sales:

Cost of equipment outsourcing	7,840	6,090	15,577	12,483

Movable medical equipment depreciation	6,445	5,426	12,652	10,593

Cost of supplies and equipment sales	1,860	2,009	3,718	4,313

Total costs of equipment outsourcing and sales	16,145	13,525	31,947	27,389

Gross profit	13,847	11,530	28,914	24,556

Selling, general and administrative:

Selling, general and administrative, excluding additional retirement benefits	9,351	8,607	18,919	17,013

Additional retirement benefits including $1.2 million of non-cash stock compensation	1,553		1,553

Total selling, general and administrative	10,904	8,607	20,472	17,013

Operating income	2,943	2,923	8,442	7,543

Interest expense	4,949	5,160	10,104	10,222

Loss before income taxes	(2,006)	(2,237)	(1,662)	(2,679)

Provision (benefit) for income taxes	14	(63)	28	(92)

Net loss	$(2,020)	$(2,174)	$(1,690)	$(2,587)

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

BALANCE SHEETS
(dollars in thousands except share and per share information)

ASSETS
	June 30,	December 31,
	2001	2000

	(unaudited)
Current assets:

Accounts receivable, less allowance for doubtful accounts of $1,850	$28,111	$26,998

at June 30, 2001 and $1,625 at December 31, 2000

Inventories	2,525	2,767

Deferred income taxes	1,750	1,593

Other current assets	1,033	839

Total current assets	33,419	32,197

Property and equipment:

Movable medical equipment, at cost less accumulated depreciation	100,105	99,149

Property and office equipment, at cost less accumulated depreciation	5,451	5,014

Total property and equipment, net	105,556	104,163

Intangible and other assets:

Goodwill, less accumulated amortization	35,839	37,204

Other primarily deferred financing costs, less accumulated amortization	5,973	6,506

Total assets	$180,787	$180,070

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:

Current portion of long-term debt	$294	$255

Accounts payable	10,006	10,895

Accrued compensation and pension	4,486	4,333

Accrued interest	5,104	5,442

Other accrued expenses	1,586	1,233

Bank overdrafts	1,402	461

Total current liabilities	22,878	22,619

Long-term debt, less current portion	193,706	193,353

Deferred compensation and pension	2,865	2,588

Deferred income taxes	1,750	1,593

Series B, 13% Cumulative Preferred Stock, $0.01 par value; 25,000 shares authorized, 6,246 shares issued and outstanding at June 30, 2001 and December 31, 2000, net of unamortized discount, including accrued stock dividends	7,811	7,236

Common stock subject to put	3,445

Commitments and contingencies Shareholders’ deficiency:

Common Stock, $0.01 par value; 50,000,000 authorized, 16,107,214 and 16,089,214 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	161	161

Additional paid-in capital	1,361	2,335

Accumulated deficit	(52,053)	(49,815)

Deferred compensation	(1,137)

Total shareholders’ deficiency	(51,668)	(47,319)

Total liabilities and shareholders’ deficiency	$180,787	$180,070

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,

	2001	2000

Cash flows from operating activities:

Net loss	$(1,690)	$(2,587)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation	13,509	11,200

Amortization of intangibles	1,895	2,096

Accretion of bond discount	265	265

Provision for doubtful accounts	989	574

Non-cash stock compensation expense upon issuance of stock options	1,247

Loss on sales of equipment	345	267

Deferred income taxes		(92)

Changes in operating assets and liabilities, net of impact of acquisitions:

Accounts receivable	(2,143)	1,052

Inventories and other operating assets	49	371

Accounts payable and accrued expenses	(1,328)	2,995

Net cash provided by operating activities	13,138	16,141

Cash flows from investing activities:

Movable medical equipment purchases	(13,537)	(14,325)

Property and office equipment purchases	(1,004)	(821)

Proceeds from disposition of movable medical equipment	417	277

Other	43	162

Net cash used in investing activities	(14,081)	(14,707)

Cash flows from financing activities:

Proceeds under loan agreements	28,550	21,625

Payments under loan agreements	(28,635)	(21,124)

Repurchase of common stock	(7)

Proceeds from issuance of common stock, net of offering costs	94	92

Change in book overdraft	941	(2,027)

Net cash provided by (used in) financing activities	943	(1,434)

Net change in cash and cash equivalents	$—	$—

Supplemental cash flow information:

Interest paid	$10,151	$9,592

Movable medical equipment purchases included in accounts payable	$3,886	$2,383

Income taxes received	$92	$59

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

NOTES TO UNAUDITED QUARTERLY REPORT FINANCIAL STATEMENTS

1.	Basis of Presentation:

The condensed financial statements included in this Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2001.

The interim financial statements presented herein as of June 30, 2000 and 2001, and for the three and six months ended June 30, 2000 and 2001, reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented. These adjustments are all of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year.

The December 31, 2000 Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.	Recent Accounting Pronouncement:

In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The Company must adopt these standards no later than January 1, 2002. All business combinations under SFAS No. 141 are to be accounted for using the purchase method of accounting. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets upon their acquisition and how they should be accounted for after initial recognition. SFAS No. 142 states that an intangible asset with a finite useful life be amortized over the period the asset is expected to contribute to the future cash flows of the entity. An intangible asset with an indefinite life is not to be amortized. All intangible assets are subject to periodic impairment tests. The Company is reviewing the requirements of these standards. The Company expects that these standards will impact its future results of operations, including, among other things, the elimination of the amortization of goodwill.

3.	Subsequent Event:

On July 27, 2001, the Company filed a registration statement in Form S-1 for the initial public offering of up to $90 million of the Company's common stock. The shares will be sold by the Company, except that up to an additional 15% of the offering size may be sold by existing shareholders to cover over-allotments. The Company intends to use the net proceeds from the offering primarily for the retirement of debt under the revolving credit facility and the redemption of the outstanding shares of series B preferred stock and related warrant to purchase 350,000 shares.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the accompanying financial statements and notes.

Results of Operations

The following table provides information on the percentages of certain items of selected financial data bear to total revenues and also indicates the percentage increase or decrease of this information over the prior comparable period:

	Percent of Total Revenues				Percent Increase (Decrease)

	Three Months Ended		Six Months Ended		Qtr 2	Six Months
	June 30,		June 30,		2001	2001
					Over Qtr 2	Over Six
	2001	2000	2001	2000	2000	Months 2000

Revenues:

Equipment outsourcing	89.7%	88.1%	89.9%	88.2%	21.8%	19.5%

Sales of supplies and equipment, and other	10.3%	11.9%	10.1%	11.8%	3.9%	0.0%

Total revenues	100.0%	100.0%	100.0%	100.0%	19.7%	17.2%

Costs of equipment outsourcing and sales:

Cost of equipment outsourcing	26.1%	24.3%	25.6%	24.0%	28.7%	24.8%

Movable medical equipment depreciation	21.5%	21.7%	20.8%	20.4%	18.8%	19.4%

Cost of supplies and equipment sales	6.2%	8.0%	6.1%	8.3%	(7.5)%	(13.8)%

Total costs of equipment outsourcing and sales	53.8%	54.0%	52.5%	52.7%	19.4%	16.6%

Gross profit	46.2%	46.0%	47.5%	47.3%	20.1%	17.7%

Selling, general and administrative:

Selling, general and administrative excluding additional retirement benefits	31.2%	34.3%	31.1%	32.8%	8.7%	11.2%

Additional retirement benefits including $1.2 million of non-cash stock compensation	5.2%		2.5%		NM	NM

Total selling, general and administrative	36.4%	34.3%	33.6%	32.8%	26.7%	20.3%

Operating income	9.8%	11.7%	13.9%	14.5%	0.7%	11.9%

Interest expense	16.5%	20.6%	16.6%	19.7%	(4.1)%	(1.2)%

Loss before income taxes	(6.7)%	(8.9)%	(2.7)%	(5.2)%	NM	NM

Provision (benefit) for income taxes	0.0%	(0.2)%	0.1%	(0.2)%	NM	NM

Net loss	(6.7)%	(8.7)%	(2.8)%	(5.0)%	NM	NM

General

We are the leading nationwide provider of movable medical equipment outsourcing services (excluding bed outsourcing) to the healthcare industry, based on revenues. Our customers include more than 5,200 acute care hospitals and alternate site providers. We offer our customers a wide range of programs to help them increase productivity and reduce costs. Our principal program is the innovative Pay-Per-Use™ program where we charge our customers a per use fee based on daily use of equipment per patient. We also offer other programs where we charge customers an equipment fee on a daily, weekly or monthly basis. Through our Asset Management Partnership Program, or AMPP, we enable customers to outsource substantially all, or a significant portion of, their movable medical equipment needs by providing, maintaining, managing and tracking that equipment for them. Our fees are paid directly by our customers rather than through reimbursement from government or other third-party payors.

All of our outsourcing programs include a comprehensive range of support services, including equipment delivery, training, technical and educational support, inspection, maintenance and comprehensive documentation. We seek to maintain high utilization of our equipment by pooling and redeploying that equipment among a diverse customer base and adjusting pricing on a customer-by-customer basis to compensate for their varying usage rates. We also sell disposable medical supplies to customers in conjunction with our outsourcing programs. In addition, we offer repair, inspection, preventive maintenance and logistic services for the movable medical equipment that our customers own.

Industry Background

In recent years, particularly following the enactment of the Balanced Budget Act of 1997, acute care hospitals and alternate site providers have faced increasing pressure due to a reduction in resources and the increased complexity in delivering healthcare services. Reimbursement pressure from government payors, such as Medicare and Medicaid, and private insurers are forcing healthcare providers to contain costs. The national shortage of medical support staff, including nurses, has placed greater constraints on such individuals, requiring them to perform more tasks in less time.

As a result of these pressures, acute care hospitals and alternate site providers have increasingly turned to equipment outsourcing. We believe the demand for outsourcing movable medical equipment will continue to expand as acute care hospitals and alternate site providers continue to try to reduce costs and increase medical staff satisfaction while providing high quality, patient-specific medical care.

The following discussion addresses our financial condition as of June 30, 2001 and the results of operations and cash flows for the three and six months ended June 30, 2001 and 2000. This discussion should be read in conjunction with the financial statements included elsewhere in this report and the Management’s Discussion and Analysis and Financial sections included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2001.

Safe Harbor Statements under the Private Securities Litigation Reform Act of 1995: We believe statements in this Form 10-Q looking forward in time involve risks and uncertainties. The following factors, among others, could adversely affect our business, operations and financial condition causing our actual results to differ materially from those expressed in any forward-looking statements: our substantial outstanding debt and high degree of leverage and the continued availability, terms and deployment of capital, including our ability to service or refinance debt; restrictions imposed by the terms of our debt; adverse regulatory developments affecting, among other things, the ability of our customers to obtain reimbursement of payments made to us; changes and trends in customer preferences, including increased purchasing of movable medical equipment; difficulties or delays in our continued expansion into certain markets and development of new markets; unanticipated costs or difficulties or delays in implementing the components of our strategy and plan and possible adverse consequences relating to our ability to successfully integrate recent acquisitions; effect of and changes in economic conditions, including inflation and monetary conditions; actions by competitors and availability of and ability to retain qualified personnel. For a more complete discussion see the caption “Industry Assessment” and in our Form 10-K filing filed with the Securities and Exchange Commission on March 14, 2001 under the caption “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Industry Assessment.”

Equipment Outsourcing Revenues

Equipment outsourcing revenues for the three months ended June 30, 2001 were $26.9 million, representing a $4.8 million, or 21.8%, increase from equipment outsourcing revenues of $22.1 million for the same period of 2000. Equipment outsourcing revenues for the six months ended June 30, 2001 were $54.7 million, representing an $8.9 million, or 19.5%, increase from equipment outsourcing revenues of $45.8 million for the same period of 2000. The outsourcing revenue growth resulted from outsourcing equipment additions due to customer demand, increased utilization of existing equipment and price increases.

Sales of Supplies and Equipment, and Other

Sales of supplies and equipment, and other for the three months ended June 30, 2001 were $3.1 million, representing a $0.1 million, or 3.9%, increase from sales of supplies and equipment, and other of $3.0 million for the same period of 2000. Sales of supplies and equipment, and other for the six months ended June 30, 2001 and 2000, were $6.1 million.

Sales revenue decreased as a result of eliminating lower margin sales while increasing emphasis on outsourcing revenue growth. This decrease in sales revenue was offset by increases in other service revenue.

Cost of Equipment Outsourcing

Cost of equipment outsourcing for the three months ended June 30, 2001 was $7.8 million, representing a $1.7 million, or 28.7%, increase from cost of equipment outsourcing of $6.1 million for the same period of 2000. Cost of equipment outsourcing for the six months ended June 30, 2001 was $15.6 million, representing a $3.1 million, or 24.8%, increase from cost of equipment outsourcing of $12.5 million for the same period of 2000. For the three months ended June 30, 2001, cost of equipment outsourcing as a percentage of equipment outsourcing revenues increased to 29.1% from 27.6% for the same period of 2000. For the six months ended June 30, 2001, cost of equipment outsourcing as a percentage of equipment outsourcing revenues increased to 28.5% from 27.2% for the same period of 2000. This increase was a result of higher energy costs associated with utilities, gasoline and freight costs, increased rent expense from new office openings and related support personnel combined with costs to support the equipment outsourcing revenue growth.

Movable Medical Equipment Depreciation

Movable medical equipment depreciation for the three months ended June 30, 2001 was $6.4 million, representing a $1.0 million, or 18.8%, increase from movable medical equipment depreciation of $5.4 million for the same period of 2000. Movable medical equipment depreciation for the six months ended June 30, 2001 was $12.7 million, representing a $2.1 million, or 19.4%, increase from movable medical equipment depreciation of $10.6 million for the same period of 2000. This increase was a result of movable medical equipment purchases during 2000 and 2001. For the three months ended June 30, 2001, movable medical equipment depreciation as a percentage of equipment outsourcing revenues decreased to 24.0% from 24.6% for the same period of 2000, and for the six months ended June 30, 2000 and 2001, movable medical equipment depreciation as a percentage of equipment outsourcing revenues was 23.1%. This was due to strong equipment outsourcing revenue in the six months ended June 30, 2001 which was offset by movable medical equipment additions late in the period in preparation for new Asset Management Partnership Program, or AMPP, accounts to start in the third quarter of 2001.

Gross Profit

Total gross profit for the three months ended June 30, 2001 was $13.8 million, representing a $2.3 million, or 20.1%, increase from gross profit of $11.5 million for the same period of 2000. Total gross profit for the six months ended June 30, 2001 was $28.9 million, representing a $4.3 million, or 17.7%, increase from gross profit of $24.6 million for the same period of 2000. For the six months ended June 30, 2001, total gross profit, as a percentage of total revenues, increased slightly to 47.5% from 47.3% for the same period of 2000. The increase in gross profit is due to outsourcing revenue growth, partially offset by the increased cost of movable medical equipment outsourcing and movable medical equipment depreciation discussed above.

Gross profit on equipment outsourcing revenue represents outsourcing revenues reduced by the cost of outsourcing and movable medical equipment depreciation. Gross profit on outsourcing revenue for the three months ended June 30, 2001 decreased to 46.9% from 47.9% for the same period in 2000. Gross profit on outsourcing revenue for the six months ended June 30, 2001 decreased to 48.4% from 49.6% for the same period of 2000. The decreased margin for the periods reflects increased energy related costs and new office openings and related support personnel, partially offset by increased equipment productivity.

Gross margin on sales of supplies and equipment and other for the three months ended June 30, 2001 increased to 39.7% from 32.4% for the same period of 2000. Gross profit on sales of supplies and equipment and other for the six months ended June 30, 2001 increased to 39.3% from 29.6% for the same period of 2000. This is a result of increased emphasis on higher margin sales and increased service revenue, as mentioned earlier.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses excluding additional retirement benefits for the three months ended June 30, 2001 were $9.4 million, representing a $0.8 million, or 8.7%, increase from selling, general and administrative expenses of $8.6 million for the same period of 2000. Selling, general and administrative expenses for the six months ended June 30, 2001 were $18.9 million, representing a $1.9 million, or 11.2%, increase from $17.0 million for the same period of 2000. The increase was primarily due to higher medical, auto and workers compensation insurance expenses, the impact of the promotional employee incentive plan and the impact of administrative fees associated with Group Purchasing Organizations. Selling, general and administrative expenses as a percentage of total revenue for the three months ended June 30, 2001 decreased to 31.2% from 34.3% for the same period of 2000. Selling, general and administrative expenses as a percentage of total revenue for the six months ended June 30, 2001 decreased to 31.1% from 32.8% for the same period of 2000. These decreases were due to increased efficiencies at the selling, general, and administrative expense level.

Additional retirement benefits of $1.6 million for the three months ended June 30, 2001 are primarily non-cash charges due to the reissuance of stock options to a retiring employee at exercise prices below the estimated fair market value.

EBITDA

We believe earnings before interest, taxes, depreciation, and amortization, or EBITDA, to be useful in analyzing our operating performance and our ability to service our debt. EBITDA for the three months ended June 30, 2001 was $10.8 million, representing a $1.0 million, or 10.4%, increase from $9.8 million for the same period of 2000. EBITDA for the six months ended June 30, 2001 was $23.8 million, representing a $3.0 million, or 14.4%, increase from $20.8 million for the same period of 2000. EBITDA as a percentage of total revenue for the three months ended June 30, 2001 decreased to 35.9% from 38.9% for the same period of 2000. EBITDA as a percentage of total revenue for the first six months ended June 30, 2001 decreased to 39.2% from 40.1% for the same period of 2000. This decrease was due to the additional retirement benefits discussed above.

Adjusted EBITDA

Adjusted EBITDA for the three months ended June 30, 2001 was $12.4 million, representing a $2.6 million, or 26.2%, increase from $9.8 million for the same period of 2000. Adjusted EBITDA excludes from EBITDA management fees to J.W. Childs Associates, L.P. and the additional retirement benefits discussed above. Adjusted EBITDA as a percentage of total revenue for the six months ended June 30, 2001 was $25.5 million, representing a $4.5 million, or 21.7%, increase from $21.0 for the same period of 2000. Adjusted EBITDA as a percentage of total revenue for the three months ended June 30, 2001 increased to 41.3% from 39.2% for the same period of 2000. Adjusted EBITDA as a percentage of total revenue for the first six months of 2001 increased to 42.0% from 40.4% for the same period of 2000.

Interest Expense

Interest expense for the three months ended June 30, 2001 was $4.9 million, representing a $0.3 million, or 4.1%, decrease from interest expense of $5.2 million for the same period of 2000. Interest expense for the six months ended June 30, 2001 was $10.1 million, representing a $0.1 million, or 1.2%, decrease from $10.2 million for the same period of 2000. These decreases primarily reflect a reduced effective interest rate for our revolving credit facility, partially offset by additional borrowings. Average borrowings increased for the three months ended June 30, 2001 to $199.1 million from $195.4 million for the same period in 2000, and for the six months ended June 30, 2001 to $198.3 million from $193.9 million during the same period of 2000.

Income Taxes

Our effective income tax rate for the six months ended June 30, 2001 was 1.9% compared to a statutory federal income tax rate of 34.0%. Tax expense for the six months ended June 30, 2001 consists of minimum state taxes. We had a taxable loss for the six months ended June 30, 2001, and estimate a taxable loss for the year. We do not anticipate any federal tax or benefit for the year, as any net operating loss generated during the year will be fully offset by a valuation allowance.

Net Loss

We incurred a net loss for the three months ended June 30, 2001 of $2.0 million, compared to a net loss of $2.2 million in the same period of 2000. We incurred a net loss for the six months ended June 30, 2001 of $1.7 million, compared to a net loss of $2.6 million in the same period of 2000. This net loss reflects interest expense related to debt service obligations and the additional retirement benefits discussed above.

Quarterly Financial Information:   Seasonality

Quarterly operating results are typically affected by seasonal factors. Historically, our first and fourth quarters are the strongest, reflecting increased hospital utilization during the fall and winter months.

Liquidity and Capital Resources

Historically, we have financed our equipment purchases primarily through internally generated funds and borrowings under our revolving credit facility. As an asset intensive business, we need continued access to capital to support the acquisition of equipment for outsourcing to our customers. We purchased and received $42.6 million, $41.6 million and $31.2 million of outsourcing equipment in 1998, 1999, and 2000, respectively. For the first half of 2000 and 2001, we purchased and received $13.7 million and $14.4 million of movable medical equipment, respectively.

During the first six months of 2000 and 2001, net cash flows provided by operating activities were $16.1 million and $13.1 million, respectively. Net cash flows (used in) investing activities were ($14.7) million and ($14.1) million in each of these periods. Net cash flows (used in) provided by financing activities were ($1.4) million and $0.9 million in each of these periods.

Our principal sources of liquidity are expected to be cash flows from operating activities and borrowings under our revolving credit facility. It is anticipated that our principal uses of liquidity will be to fund capital expenditures related to purchases of movable medical equipment, provide working capital, meet debt service requirements and finance our strategic plans.

In connection with our 1998 recapitalization, we issued $100.0 million of our 10.25% senior notes. In January 1999, we issued an additional $35.0 million of our senior notes. The senior notes earn interest at a rate of 10.25% per year, payable on March 1 and September 1 of each year. In October 1999, we extinguished our prior revolving credit facility and entered into a new existing $77.5 million revolving credit facility. Interest on loans outstanding under our revolving credit facility is payable at a rate per annum, selected at our option, equal to the base rate margin (which is the banks’ base rate plus 1.75%) or the adjusted eurodollar rate margin (which is the adjusted eurodollar rate plus 3.00%). Our revolving credit facility, which terminates on October 31, 2004, contains certain covenants including restrictions and limitations on dividends, capital expenditures, liens, leases, incurrence of debt, transactions with affiliates, investments and certain payments, and on mergers, acquisitions, consolidations and asset sales. As of June 30, 2001, we had outstanding $135.0 million of our senior notes and had borrowed $61.6 million under our revolving credit facility.

On August 17, 1998, we issued 6,000 shares of our Series A 12% Cumulative Convertible Accruing Pay-In-Kind Preferred Stock to an affiliate of J.W. Childs Equity Partners, L.P., the holder of approximately 78% of our common stock, for an aggregate price of $6.0 million. On December 18, 1998, we redeemed our series A preferred stock with proceeds of $6.3 million from the sale to an insurance company of 6,246 shares of our Series B 13% Cumulative Preferred Stock together with a warrant to purchase 350,000 shares of our common stock.

We believe that, based on current levels of operations and anticipated growth, our cash from operations, together with our other sources of liquidity, including borrowings available under the revolving credit facility, will be sufficient over the next three to seven quarters to fund anticipated capital expenditures and make required payments of principal and interest on our debt, including payments due on our senior notes and obligations under the revolving credit facility. We believe that our ability to repay our senior notes and amounts outstanding under the revolving credit facility at maturity will require additional financing. There can be no assurance, however, that any such financing will be available at such time to us, or that any such financing will be on terms favorable to us.

Our expansion and acquisition strategy may require substantial capital, and no assurance can be given that sufficient funding for such acquisitions will be available under our revolving credit facility, or that we will be able to raise any necessary additional funds through bank financing or the issuance of equity or debt securities on terms acceptable to us, if at all.

On July 27, 2001, we filed a registration statement for an initial public offering of our common stock, see “Item 5 - Other Information.”

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We do not have any liquid investments. Cash is kept to a minimum through the use of our revolving credit facility. Our exposure to interest rate risk is mainly through our borrowings under our revolving credit facility which permits borrowings up to $77.5 million. At June 30, 2001, we were primarily exposed to the eurodollar rate on our borrowings under the revolving credit facility. We do not use derivative financial instruments.

Part II – Other Information

Item 1.   Legal Proceedings

Not applicable.

Item 2.   Changes in Securities and Use of Proceeds

On June 29, 2001, we sold 20,000 shares of our Common Stock to Mike Cannizzaro, a member of the Board of Directors, for an aggregate purchase price of $94,000. The sale was completed pursuant to the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The proceeds from the sale of such shares were added to our general funds and used for our general corporate purposes.

Item 3.   Defaults upon Senior Securities

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.   Other Information

On July 27, 2001, we filed a registration statement in Form S-1 for the initial public offering of up to $90 million of our common stock. The shares will be sold by us, except that up to an additional 15% of the offering size may be sold by existing shareholders to cover over-allotments. We intend to use the net proceeds from the offering primarily for the retirement of debt under our revolving credit facility and the redemption of the outstanding shares of series B preferred stock and the related warrant to purchase 350,000 shares.

In connection with the offering, we intend to amend our existing revolving credit facility or secure a new credit facility to provide for approximately $35 million in available borrowings. We also intend to reincorporate in the State of Delaware, adopt a 2001 Stock Incentive Plan for which 2,500,000 shares of our common stock will be reserved and adopt a 2001 Employee Stock Purchase Plan for which 500,000 shares of our common stock will be reserved.

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits:

12.1 Ratio of Earnings to Fixed Charges

(b)	Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 27, 2001

Universal Hospital Services, Inc.

By /s/ David E. Dovenberg David E. Dovenberg, President and Chief Executive Officer

By /s/ John A. Gappa John A. Gappa, Senior Vice President and Chief Financial Officer

Universal Hospital Services, Inc.

EXHIBIT INDEX TO REPORT ON FORM 10-Q

Exhibit
Number	Description	Page

12.1	Ratio of Earnings to Fixed Charges	14