Form 10-Q
period 2001-09-30
UNIVERSAL HOSPITAL SERVICES INC
filed 2001-11-14
CIK 886171

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2001

(  )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________

Commission file Number: 333-49743

UNIVERSAL HOSPITAL SERVICES, INC.
(Exact Name of Registrant as specified in its charter)

Minnesota                                                  41-0760940
      (State of other jurisdiction of                       (IRS Employer Identification No.)
incorporation or organization)

1250 Northland Plaza
3800 West 80th Street
Bloomington, Minnesota 55431-4442
(Address of principal executive offices)
(Zip Code)

952-893-3200
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X                 No

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Universal Hospital Services, Inc.

STATEMENTS OF OPERATIONS
(dollars in thousands except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Revenues:
Equipment outsourcing	$ 26,937	$ 23,170	$ 81,668	$ 68,987
Sales of supplies and equipment, and other	3,163	2,929	9,293	9,057
Total revenues	30,100	26,099	90,961	78,044
Costs of equipment outsourcing and sales:
Cost of equipment outsourcing	8,267	6,418	23,844	18,902
Movable medical equipment depreciation	6,587	5,825	19,239	16,417
Cost of supplies and equipment sales	1,860	1,983	5,578	6,296
Total costs of equipment outsourcing and sales	16,714	14,226	48,661	41,615
Gross profit	13,386	11,873	42,300	36,429
Selling, general and administrative:
Selling, general and administrative, excluding
additional retirement benefits	9,323	8,932	28,242	25,944
Additional retirement benefits including
$1.2 million of non-cash stock compensation	-	-	1,553	-
Total selling, general and administrative	9,323	8,932	29,795	25,944
Operating income	4,063	2,941	12,505	10,485
Interest expense	4,794	5,174	14,898	15,396
Loss before income taxes	(731)	(2,233)	(2,393)	(4,911)
Provision (benefit) for income taxes	14	(72)	42	(163)
Net loss	$ (745)	$ (2,161)	$ (2,435)	$ (4,748)

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

BALANCE SHEETS
(dollars in thousands except share and per share information)

ASSETS
	September 30,	December 31,
	2001	2000
	(unaudited)
Current assets:
Accounts receivable, less allowance for doubtful accounts of $1,850
at September 30, 2001 and $1,625 at December 31, 2000	$ 28,029	$ 26,998
Inventories	2,219	2,767
Deferred income taxes	1,720	1,593
Other current assets	1,261	839
Total current assets	33,229	32,197
Property and equipment, net:
Movable medical equipment, net	104,325	99,149
Property and office equipment, net	5,369	5,014
Total property and equipment, net	109,694	104,163
Intangible assets:
Goodwill, net	35,157	37,204
Other, primarily deferred financing costs, net	6,532	6,506
Total assets	$ 184,612	$ 180,070
LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
Current portion of long-term debt	$ 302	$ 255
Accounts payable	12,075	10,895
Accrued compensation and pension	5,876	4,333
Accrued interest	1,187	5,442
Other accrued expenses	1,518	1,233
Bank overdrafts	1,348	461
Total current liabilities	22,306	22,619
Long-term debt, less current portion	198,659	193,353
Deferred compensation and pension	3,003	2,588
Deferred income taxes	1,720	1,593
Series B, 13% Cumulative Accruing Pay-In-Kind Stock, $0.01 par value;
25,000 shares authorized, 6,246 shares issued and outstanding at September 30, 2001 and December 31, 2000, net of
unamortized discount, including accrued stock dividends	8,042	7,236
Common stock subject to put	3,909
Commitments and contingencies
Shareholders' deficiency:
Common Stock, $0.01 par value; 35,000,000 authorized,
11,275,044 and 11,262,444 shares
issued and outstanding at September 30, 2001
and December 31, 2000, respectively	113	113
Additional paid-in capital	946	2,383
Accumulated deficit	(53,029)	(49,815)
Deferred compensation	(1,057)
Total shareholders' deficiency	(53,027)	(47,319)
Total liabilities and shareholders' deficiency	$ 184,612	$ 180,070

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net loss	$ (2,435)	$ (4,748)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	20,529	17,428
Amortization of intangibles	2,839	3,145
Accretion of bond discount	397	397
Provision for doubtful accounts	1,219	897
Non-cash stock-based compensation expense
upon issuance of stock options	1,327
Loss on sales/disposal of equipment	399	351
Deferred income taxes		(164)
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(2,299)	849
Inventories and other operating assets	126	352
Accounts payable and accrued expenses	(3,470)	669
Net cash provided by operating activities	18,632	19,176
Cash flows from investing activities:
Movable medical equipment purchases	(22,846)	(23,112)
Property and office equipment purchases	(1,356)	(1,341)
Proceeds from disposition of movable medical equipment	619	403
Other	33	203
Net cash used in investing activities	(23,550)	(23,847)
Cash flows from financing activities:
Proceeds under loan agreements	45,250	36,600
Payments under loan agreements	(40,505)	(30,430)
Repurchase of common stock	(7)	(55)
Payment of deferred financing cost	(194)
Payment of deferred offering cost	(607)
Proceeds from issuance of common stock, net of offering costs	94	148
Change in book overdraft	887	(1,592)
Net cash provided by financing activities	4,918	4,671
Net change in cash and cash equivalents	$ -	$ -
Supplemental cash flow information:
Interest paid	$ 18,730	$ 18,033
Movable medical equipment purchases included in accounts payable	$ 5,639	$ 3,323
Income taxes received	$ 71	$ 26

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

NOTES TO UNAUDITED QUARTERLY  FINANCIAL STATEMENTS

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

The interim financial statements presented herein as of September 30, 2000 and 2001, and for the three and nine months ended September 30, 2000 and 2001, reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented. These adjustments are all of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year.

The December 31, 2000 Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The Company's Board of Directors approved a .70 for one reverse stock split effective October 5, 2001.  In addition, the Company amended its articles of incorporation to include, among other things, a reduction of the Company's authorized shares of common stock to 35,000,000 as of the same date.  All share information has been retroactively restated to reflect the stock split.

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

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Asset Retirement Obligations" which provides accounting requirements for retirement obligations associated with tangible long-lived assets. The standard is applicable for our fiscal 2003 year. We are currently reviewing the requirements to determine their applicability to our business.

3. Subsequent Event:

On November 5, 2001, the Company announced the postponement of its initial public offering of the Company's common stock.  If the postponement extends beyond the fourth quarter of 2001, the Company will expense approximately $1.3 million of postponed offering costs in the fourth quarter ended December 31, 2001.

On October 25, 2001, the Company acquired all of the outstanding capital stock of Narco Medical Services, Inc., for a purchase price of $8.1 million in cash.  Narco Medical Services, Inc. outsources medical equipment and services, primarily to rural, acute care providers from seven locations in the Midwest.  In anticipation of the acquisition of Narco Medical Services, Inc., the Company amended its credit agreement, on October 12, 2001, to increase the size of its revolving credit facility from $77.5 million to $87.5 million and to obtain the consent of its lenders to complete our acquisition of Narco Medical Services, Inc.

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
Results of Operations
The following table provides information on the percentages of certain items of selected financial data bear to total revenues and also indicates the percentage increase or decrease of this information over the prior comparable period:
	Percent of Total Revenues				Percent Increase (Decrease)
	Three Months Ended		Nine Months Ended		Qtr 3 2001	Nine Months
	September 30,		September 30,		Over	2001 Over
					Qtr 3	Nine Months
	2001	2000	2001	2000	2000	2000
Revenues:
Equipment outsourcing	89.5%	88.8%	89.8%	88.4%	16.3%	18.4%
Sales of supplies and
equipment, and
other	10.5%	11.2%	10.2%	11.6%	8.0%	2.6%
Total revenues	100.0%	100.0%	100.0%	100.0%	15.3%	16.6%
Costs of equipment
outsourcing and sales:
Cost of equipment
outsourcing	27.4%	24.6%	26.2%	24.2%	28.8%	26.1%
Movable medical
equipment
depreciation	21.9%	22.3%	21.2%	21.0%	13.1%	17.2%
Cost of supplies and
equipment sales	6.2%	7.6%	6.1%	8.1%	(6.2%)	(11.4%)
Total costs of
equipment
outsourcing and
sales	55.5%	54.5%	53.5%	53.3%	17.5%	16.9%
Gross profit	44.5%	45.5%	46.5%	46.7%	12.7%	16.1%
Selling, general and
administrative:
Selling, general and
administrative
excluding additional
retirement benefits	31.0%	34.2%	31.1%	33.3%	4.4%	8.9%
Additional retirement
benefits including
$1.2 million of
non-cash stock
compensation	0.0%	0.0%	1.7%	0.0%	NM	NM
Total selling, general
and administrative	31.0%	34.2%	32.8%	33.3%	4.4%	14.8%
Operating income	13.5%	11.3%	13.7%	13.4%	38.1%	19.3%
Interest expense	15.9%	19.9%	16.3%	19.7%	(7.3%)	(3.2%)
Loss before income taxes	(2.4%)	(8.6%)	(2.6%)	(6.3%)	NM	NM
Provision (benefit) for
income taxes	0.1%	(0.3%)	0.1%	(0.2%)	NM	NM
Net loss	(2.5%)	(8.3%)	(2.7%)	(6.1%)	NM	NM

General

We are a leading nationwide provider of movable medical equipment outsourcing services (excluding bed outsourcing) to the healthcare industry, based on revenues. Our diverse customer base includes more than 2,500 acute care hospitals and more than 2,700 alternate site providers, such as home care providers, nursing homes, surgery centers, sub acute care facilities and outpatient centers.  We offer our customers a wide range of programs to help them increase productivity while reducing costs. Our principal program is the innovative Pay-Per-Use™ program where we charge our customers a per use fee based on daily usage of equipment per patient. We also offer other programs where we charge customers an equipment fee on a daily, weekly or monthly basis. Through our Asset Management Partnership Program, or AMPP, we enable customers to outsource substantially all, or a significant portion of, their movable medical equipment needs by providing, maintaining, managing and tracking that equipment for them. As of September 30, 2001 we had 24 AMPP customers. Our fees are paid directly by our customers rather than through reimbursement from government or other third-party payors.

Our outsourcing programs differ from traditional purchase or lease alternatives for obtaining movable medical equipment. Under our outsourcing programs, customers are able to use our equipment and to rely on us to upgrade, maintain and manage that equipment. All of our outsourcing programs include a comprehensive range of support services, including equipment delivery, training, technical and educational support, inspection, maintenance and comprehensive documentation. We seek to maintain high utilization of our equipment by pooling and redeploying that equipment among a diverse customer base and adjusting pricing on a customer-by-customer basis to compensate for their varying usage rates. We also sell disposable medical supplies to customers in conjunction with our outsourcing programs. In addition, we offer repair, inspection, preventive maintenance and logistic services for the movable medical equipment that our customers own.

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

The following discussion addresses our financial condition as of September 30, 2001 and the results of operations and cash flows for the three and nine months ended September 30, 2001 and 2000. This discussion should be read in conjunction with the financial statements included elsewhere in this report and the Management's Discussion and Analysis and Financial sections included in our Annual Report Form 10-K filed with the Securities and Exchange Commission on March 14, 2001.

Safe Harbor Statements under the Private Securities Litigation Reform Act of 1995: We believe statements in this filing looking forward in time involve risks and uncertainties. The following factors, among others, could adversely effect our business, operations and financial condition causing our actual results to differ materially from those expressed in any forward-looking statements: the Company's history of net losses and substantial interest expense since its 1998 recapitalization; the Company's need for substantial cash to operate and expand its business as planned; the Company's substantial outstanding debt and debt service obligations; restrictions imposed by the terms of the Company's debt; the Company's ability to effect change in the manner in which healthcare providers traditionally procure medical equipment; decrease demand for the Company's outsourcing services due to significant price competition or liquidation of significant surplus equipment by the Company's competitors; the Company's relationships with certain key suppliers and any adverse developments concerning these suppliers; the absence of long-term commitments with customers; the Company's ability to renew it's contracts with group purchasing organizations; the write-off or acceleration of the amortization of goodwill; the Company's ability to acquire adequate insurance to cover claims; the fluctuation in our quarterly operating results; adverse regulatory developments affecting, among other things, the ability of our customers to obtain reimbursement of payments made to the Company; changes and trends in customer preferences, including increased purchasing of movable medical equipment; additional credit risks in increasing business with home care providers and nursing homes; consolidations in the healthcare industry; unanticipated costs or difficulties or delays in implementing the components of our strategy and plan and adverse consequences relating to our ability to successfully integrate recent acquisitions; effect of and changes in economic conditions, including inflation and monetary conditions; actions by competitors; and the availability of and ability to retain qualified personnel. These and other risk factors are set forth in the safe harbor compliance statement for forward-looking statements included as Exhibit 99.1 to this Form 10-Q and are hereby incorporated herein by reference.  The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future results over time.

Equipment Outsourcing Revenues

Equipment outsourcing revenues for the three months ended September 30, 2001 were $26.9 million, representing a $3.7 million, or 16.3%, increase from equipment outsourcing revenues of $23.2 million for the same period of 2000. Equipment outsourcing revenues for the nine months ended September 30, 2001 were $81.7 million, representing a $12.7 million, or 18.4%, increase from equipment outsourcing revenues of $69.0 million for the same period of 2000. The outsourcing revenue growth resulted from outsourcing equipment additions due to customer demand, increased utilization of existing equipment and price increases. During the quarter, we added 5 more AMPP accounts, bringing our total to 24 compared to 18 in the same period of 2000. The full revenue impact of these AMPP's will be recognized during the fourth quarter.

Sales of Supplies and Equipment, and Other

Sales of supplies and equipment, and other for the three months ended September 30, 2001 were $3.2 million, representing a $0.3 million, or 8.0%, increase from sales of supplies and equipment, and other of $2.9 million for the same period of 2000. Sales of supplies and equipment, and other for the nine months ended September 30, 2001 were $9.3 million, representing a $0.2 million, or 2.6%, increase from sales of supplies and equipment, and other of $9.1 million for the same period of 2000. An increase in service revenue was partially offset by a decrease in sales revenue as a result of eliminating lower margin sales while increasing emphasis on outsourcing revenue growth.

Cost of Equipment Outsourcing

Cost of equipment outsourcing for the three months ended September 30, 2001 was $8.3 million, representing a $1.9 million, or 28.8%, increase from cost of equipment outsourcing of $6.4 million for the same period of 2000. Cost of equipment outsourcing for the nine months ended September 30, 2001 was $23.8 million, representing a $4.9 million, or 26.1%, increase from cost of equipment outsourcing of $18.9 million for the same period of 2000. For the three months ended September 30, 2001, cost of equipment outsourcing as a percentage of equipment outsourcing revenues increased to 30.7% from 27.7% for the same period of 2000. For the nine months ended September 30, 2001, cost of equipment outsourcing as a percentage of equipment outsourcing revenues increased to 29.2% from 27.4% for the same period of 2000. This increase was a result of higher energy costs associated with utilities and gasoline, increased equipment repair related expenses, increased rent expense from new office openings and AMPP support personnel added during the third quarter of 2001 combined with other costs to support the equipment outsourcing revenue growth.

Movable Medical Equipment Depreciation

Movable medical equipment depreciation for the three months ended September 30, 2001 was $6.6 million, representing a $0.8 million, or 13.1%, increase from movable medical equipment depreciation of $5.8 million for the same period of 2000. Movable medical equipment depreciation for the nine months ended September 30, 2001 was $19.2 million, representing a $2.8 million, or 17.2%, increase from movable medical equipment depreciation of $16.4 for the same period of 2000. This increase was a result of movable medical equipment purchases during 2000 and 2001. For the three months ended September 30, 2001, movable medical equipment depreciation as a percentage of equipment outsourcing revenues decreased to 24.5% from 25.1% for the same period of 2000. For the nine months ended September 30, 2001, movable medical equipment depreciation as a percentage of equipment outsourcing revenues decreased to 23.6% from 23.8% for the same period of 2000. This was due to higher equipment utilization in the nine months ended September 30, 2001.

Gross Profit

Total gross profit for the three months ended September 30, 2001 was $13.4 million, representing a $1.5 million, or 12.7%, increase from gross profit of $11.9 million for the same period of 2000. Total gross profit for the nine months ended September 30, 2001 was $42.3 million, representing a $5.9 million, or 16.1%, increase from gross profit of $36.4 million for the same period of 2000. For the nine months ended September 30, 2001, total gross profit, as a percentage of total revenues, decreased slightly to 46.5% from 46.7% for the same period of 2000. The decrease in gross profit as a percentage of total revenue is due to the increased cost of movable medical equipment outsourcing discussed above, partially offset by the strong outsourcing revenue growth.

Gross profit on equipment outsourcing revenue represents outsourcing revenues reduced by the cost of outsourcing and movable medical equipment depreciation. Gross profit on outsourcing revenue for the three months ended September 30, 2001 decreased to 44.9% from 47.2% for the same period in 2000. Gross profit on outsourcing revenue for the nine months ended September 30, 2001 decreased to 47.2% from 48.8% for the same period of 2000. The decreased margin for the periods reflect increased equipment repair expenses, delivery and new AMPP personnel related costs, and rent increases associated with new office openings and existing office expansions, partially offset by increased equipment productivity.

Gross margin on sales of supplies and equipment and other for the three months ended September 30, 2001, increased to 41.2% from 32.3% for the same period of 2000. Gross profit on sales of supplies and equipment and other for the nine months ended September 30, 2001 increased to 40.0% from 30.5% for the same period of 2000. This is a result of increased service revenue and the emphasis on higher margin sales, as mentioned earlier.

Selling, General and Administrative Expenses

Selling, general and administrative expenses excluding additional retirement benefits for the three months ended September 30, 2001 were $9.3 million, representing a $0.4 million, or 4.4%, increase from selling, general and administrative expenses of $8.9 million for the same period of 2000. Selling, general and administrative expenses for the nine months ended September 30, 2001 were $28.2 million, representing a $2.3 million, or 8.9%, increase from $25.9 million for the same period of 2000. The increase was primarily due to higher medical and workers compensation insurance expenses, pension costs combined with additional costs of employee incentive plans.  Selling, general and administrative expenses as a percentage of total revenue for the three months ended September 30, 2001 decreased to 31.0% from 34.2% for the same period of 2000. Selling, general and administrative expenses as a percentage of total revenue for the nine months ended September 30, 2001 decreased to 31.1% from 33.3% for the same period of 2000. These decreases were due to revenues growing faster than selling, general and administrative expenses.

Additional retirement benefits of $1.6 million for the nine months ended September 30, 2001 are primarily non-cash charges due to the reissuance of stock options to a retiring employee at exercise prices below the estimated fair market value.

EBITDA

We believe earnings before interest, taxes, depreciation, and amortization, or EBITDA, to be useful in analyzing our operating performance and our ability to service our debt. EBITDA for the three months ended September 30, 2001 was $12.0 million, representing a $1.8 million, or 17.7%, increase from $10.2 million for the same period of 2000. EBITDA for the nine months ended September 30, 2001 was $35.9 million, representing a $4.8 million, or 15.5%, increase from $31.1 million for the same period of 2000. EBITDA as a percentage of total revenue for the three months ended September 30, 2001 increased to 40.0% from 39.1% for the same period of 2000. EBITDA as a percentage of total revenue for the first nine months ended September 30, 2001 decreased to 39.4% from 39.8% for the same period of 2000. This decrease was due to the additional retirement benefits discussed above.

Adjusted EBITDA

We believe adjusted EBITDA to be a better indicator than EBITDA of our operating performance and our ability to service debt since it excludes one-time non-recurring expenses or gains. Adjusted EBITDA for the three months ended September 30, 2001 was $12.1 million, representing a $1.8 million, or 17.4%, increase from $10.3 million for the same period of 2000. Adjusted EBITDA excludes from EBITDA management fees to J.W. Childs Associates, L.P. and the additional retirement benefits discussed above. Adjusted EBITDA for the nine months ended September 30, 2001 was $37.6 million, representing a $6.3 million, or 20.3%, increase from $31.3 million for the same period of 2000. Adjusted EBITDA as a percentage of total revenue for the three months ended September 30, 2001 increased to 40.1% from 39.4% for the same period of 2000. Adjusted EBITDA as a percentage of total revenue for the first nine months of 2001 increased to 41.4% from 40.1% for the same period of 2000.

Interest Expense

Interest expense for the three months ended September 30, 2001 was $4.8 million, representing a $0.4 million, or 7.3%, decrease from interest expense of $5.2 million for the same period of 2000. Interest expense for the nine months ended September 30, 2001 was $14.9 million, representing a $0.5 million, or 3.2%, decrease from $15.4 million for the same period of 2000. These decreases primarily reflect a reduced effective interest rate for our revolving credit facility, partially offset by additional borrowings. Average borrowings increased $3.4 million for the three months ended September 30, 2001 to $197.4 million from $194.0 million for the same period in 2000, and increased $3.9 million for the nine months ended September 30, 2001 to $198.1 million from $194.2 million during the same period of 2000.

Income Taxes

Our effective income tax rate for the nine months ended September 30, 2001 was 1.7% compared to a statutory federal income tax rate of 34.0%. Tax expense for the nine months ended September 30, 2001 consists of minimum state taxes. We had a taxable loss for the nine months ended September 30, 2001, and estimate a taxable loss for the year. We do not anticipate any federal tax or benefit for the year, as any net operating loss generated during the year will be fully offset by a valuation allowance.

Net Loss

We incurred a net loss for the three months ended September 30, 2001 of $0.7 million, compared to a net loss of $2.2 million in the same period of 2000. We incurred a net loss for the nine months ended September 30, 2001 of $2.4 million, compared to a net loss of $4.7 million in the same period of 2000. This net loss reflects interest expense related to debt service obligations and the additional retirement benefits discussed above.

Quarterly Financial Information: Seasonality

Quarterly operating results are typically affected by seasonal factors. Historically, our first and fourth quarters are the strongest, reflecting increased hospital utilization during the fall and winter months.

Liquidity and Capital Resources

Historically, we have financed our equipment purchases primarily through internally generated funds and borrowings under our revolving credit facility. As an asset intensive business, we need continued access to capital to support the acquisition of equipment for outsourcing to our customers. We purchased and received $42.6 million, $41.6 million and $31.2 million of outsourcing equipment in 1998, 1999, and 2000, respectively. For the first nine months of 2000 and 2001, we purchased and received $23.7 million and $25.5 million of movable medical equipment, respectively.

During the first nine months of 2000 and 2001, net cash flows provided by operating activities were $19.2 million and $18.6 million, respectively. Net cash flows used in investing activities were $23.8 million and $23.6 million in each of these periods. Net cash flows provided by financing activities were $4.7 million and $4.9 million in each of these periods.

Our principal sources of liquidity are expected to be cash flows from operating activities and borrowings under our revolving credit facility. It is anticipated that our principal uses of liquidity will be to fund capital expenditures related to purchases of movable medical equipment, provide working capital, meet debt service requirements and finance our strategic plans.

In connection with our 1998 recapitalization, we issued $100.0 million of our 10.25% senior notes. In January 1999, we issued an additional $35.0 million of our senior notes. The senior notes earn interest at a rate of 10.25% per year, payable on March 1 and September 1 of each year. In October 1999, we extinguished our prior revolving credit facility and entered into a new existing $77.5 million revolving credit facility. Interest on loans outstanding under our revolving credit facility is payable at a rate per annum, selected at our option, equal to the base rate margin (which is the banks' base rate plus 1.75%) or the adjusted eurodollar rate margin (which is the adjusted eurodollar rate plus 3.00%). Our revolving credit facility, which terminates on October 31, 2004, contains certain covenants including restrictions and limitations on dividends, capital expenditures, liens, leases, incurrence of debt, transactions with affiliates, investments and certain payments, and on mergers, acquisitions, consolidations and asset sales. As of September 30, 2001, we had outstanding $135.0 million of our senior notes and had borrowed $66.5 million under our revolving credit facility.

On October 12, 2001, we amended our credit facility to increase the size of the facility from $77.5 million to $87.5 million.

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

Our expansion and acquisition strategy may require substantial capital, and no assurance can be given that sufficient funding for such acquisitions will be available under our revolving credit facility, or that we will be able to raise any necessary additional funds through bank financing or the issuance of equity of debt securities on terms acceptable to us, if at all.

On July 27, 2001, we filed a registration statement for an initial public offering of our common stock.  On November 5, 2001, we announced the postponement of our initial public offering.  See "Item 5 - Other Information."  If the postponement extends beyond the fourth quarter of 2001, the Company will expense approximately $1.3 million of postponed offering costs in the fourth quarter ended December 31, 2001.

	Nine months ended September 30,
Supplemental Information:	2000	2001

EBITDA	$ 31,057	$ 35,872
Adjusted EBITDA	31,276	37,630
Net cash provided by operating activities	19,176	18,632
Net cash used in investing activities	(23,847)	(23,550)
Net cash provided by financing activities	4,671	4,918
Movable medical equipment expenditures
(including acquisitions)	$ 23,662	$ 25,510

Other operating data:
Movable medical equipment (units at end of period)	99,000	110,000
Offices (at end of period)	57	61
Number of hospital customers (at end of period)	2,500	2,520
Number of total customers (at end of period)	5,210	5,265
Number of AMPP accounts (at end of period)	18	24

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not have any liquid investments. Cash is kept to a minimum through the use of our revolving credit facility. Our exposure to interest rate risk is mainly through our borrowings under our revolving credit facility which permits borrowings up to $77.5 million. At September 30, 2001, we were primarily exposed to the eurodollar rate on our borrowings under the revolving credit facility. We do not use derivative financial instruments.

Part II - Other Information

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On August 28, 2001, we held a special meeting of our shareholders at which the following proposals were approved: (i) our reorganization to change our state of incorporation from Minnesota to Delaware, (ii) the 2001 Stock Incentive Plan under which 1,700,000 shares of our common stock are reserved, and (iii) the 2001 Employee Stock Purchase Plan under which 300,000 shares of our common stock are reserved.  The number of shares present by person or by proxy at the special meeting of shareholders was 11,182,033 of the 11,275,044 shares of common stock outstanding.  The number of shares voting in favor of each proposal was 11,182,033 while no shares voted against the proposals and no shares abstained.  The number of shares presented are on a post stock basis.

Item 5. Other Information

On July 27, 2001, we filed a registration statement in Form S-1 for the initial public offering of up to $90 million of our common stock. On November 5, 2001, we announced the postponement of the initial public offering.

Our Board of Directors approved a 0.7 for 1 reverse stock split effective October 5, 2001.  On October 12, 2001, we reincorporated in the State of Delaware.

On October 25, 2001, we acquired all of the outstanding capital stock of Narco Medical Services, Inc., for a purchase price of $8.1 million in cash.  Narco Medical Services, Inc. outsources medical equipment and services, primarily to rural, acute care providers from seven locations in the Midwest.  In anticipation of our acquisition  of Narco Medical Services, Inc., we amended our credit agreement, on October 12, 2001, to increase the size of our revolving credit facility form $77.5 million to $87.5 million and to obtain the consent of our lenders to complete our acquisition of Narco Medical Services, Inc.

Item 6. Exhibits and Reports on Form 8-K
  Exhibits:

  12.1 Ratio of Earnings to Fixed Charges

  99.1 Safe Harbor Compliance Statement for Forward-Looking Statements

  Reports on Form 8-K:

              Current Report on Form 8-K, filed on October 26, 2001.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2001

Universal Hospital Services, Inc.

By /s/ David E. Dovenberg
David E. Dovenberg,
President and Chief Executive Officer

By /s/ John A. Gappa
John A. Gappa,
Senior Vice President and Chief Financial Officer

Universal Hospital Services, Inc.

EXHIBIT INDEX TO REPORT ON FORM 10-Q

Exhibit
Number	Description	Page
12.1	Ratio of Earnings to Fixed Charges	16
99.1	Safe Harbor Compliance Statement for Forward-Looking Statements	17

Exhibit 12.1

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
DETERMINATION OF RATIO OF
EARNINGS TO FIXED CHARGES
Loss before benefit for income taxes	$ (731)	$ (2,233)	$ (2,393)	$ (4,911)
Fixed charges
Amortization of deferred financing costs	239	337	718	1,010
Interest expense	4,794	5,174	14,898	15,396
Earnings before fixed charges	4,302	3,278	13,223	11,495
Fixed charges
Amortization of deferred financing costs	239	337	718	1,010
Interest expense	4,794	5,174	14,898	15,396
Total fixed charges	5,033	5,511	15,616	16,406
Ratio of earnings to fixed charges	0.85X	0.59X	0.85X	0.70X

Exhibit 99.1

Private Securities Litigation Reform Act of 1995

Safe Harbor Compliance Statement for Forward-Looking Statements

In passing the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), Congress encouraged companies to make "forward-looking statements" by creating a safe harbor to protect companies from securities law liability in connection with forward-looking statements. Universal Hospital Services, Inc. (the "Company") intends to qualify both its written and oral forward-looking statements for protection under the Reform Act and any other similar safe harbor provisions.

"Forward-looking statements" are defined by the Reform Act. Generally, forward looking statements include expressed expectations of future events and the assumptions on which the expressed expectations are based. All forward looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties which could cause actual events or results to differ materially from those projected. Due to those uncertainties and risks, the investment community is urged not to place undue reliance on written or oral forward-looking statements of the Company. The Company undertakes no obligation to update or revise this Safe Harbor Compliance Statement for Forward-Looking Statements (the "Safe Harbor Statement") to reflect future developments. In addition, the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

The Company provides the following risk factor disclosure in connection with its continuing effort to qualify its written and oral forward-looking statements for the safe harbor protection of the Reform Act and any other similar safe harbor provisions. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include the disclosures contained in the quarterly report on Form 10-Q to which this statement is appended as an exhibit and also include, but are not limited to, those presented below.

Risks Related to Our Business

We have a history of net losses and may not be profitable in the future.

Primarily because of our debt service obligations, we have had a history of net losses. If we continue to incur net losses, our stock price could decline and adversely affect our ability to finance our business in the future. Our net losses of $7.5 million, $5.1 million, and $5.1 million for the years ended 1998, 1999 and 2000, respectively, and $2.4 million for the nine months ended September 30, 2001, were primarily attributable to interest costs we must pay under the indenture related to our senior notes and our revolving credit facility. We anticipate that our debt service obligations will continue to be substantial and to affect our results of operations in future periods. Consequently, we anticipate we will report a net loss for the quarter ended December 31, 2001, and may do so in future periods.

We will require substantial cash to operate and expand our business as planned, and failure to obtain needed financing from anticipated sources could impede our growth.

We require substantial cash to operate our outsourcing programs and service our debt. Our outsourcing programs, particularly our AMPP total outsourcing program, require us to invest a significant amount of cash in movable medical equipment purchases. To the extent that such expenditures cannot be funded from our operating cash flow, borrowings under our revolving credit facility or other financing sources, we may not be able to conduct our business or to grow as currently planned. We currently expect that over the next 12 months we will be required to invest approximately $10 million to $12 million to replace existing equipment in our pool and approximately $25 million to $35 million to acquire new equipment to fuel anticipated growth. Upon entering into AMPP agreements, we generally are required to purchase all, or a significant portion, of a customer's movable medical equipment, requiring large portions of such capital expenditures to be made at the commencement of the program. In addition, a substantial portion of our cash flow from operations must be dedicated to servicing our existing debt and there are significant restrictions on our ability to incur additional indebtedness under our existing indenture and revolving credit facility.

We have substantial debt, and we may be required to take action that would adversely affect our business in order to meet our debt service obligations. If we fail to meet those obligations, our secured lenders could take and sell our assets.

We are highly leveraged and anticipate that we will continue to have significant debt. As of September 30, 2001, we had total long term debt of $199.0 million, or approximately 126% of our total capitalization, reflecting our recapitalization in 1998.  Our debt service requirements may adversely affect our ability to conduct our business as planned. We may also draw down from our revolving credit facility in the future or incur other debt. The degree to which we are leveraged may also have the following effects:

  a substantial portion of our cash flow from operations must be dedicated to debt service and will not be available for other purposes;
  a portion of our borrowings are at variable rates of interest, making us vulnerable to increases in interest rates;
  we may not be able to obtain additional debt financing in the future for working capital, capital expenditures or acquisitions;
  our flexibility to react to changes in the industry and economic conditions may be limited, and we may be more vulnerable to a downturn in our business or the economy generally; and
  we may be at a competitive disadvantage to our competitors with less debt.

Borrowings made as part of our February 1998 recapitalization and subsequent acquisitions resulted in a significant increase in our interest expense in 1998, 1999 and 2000 relative to prior periods, resulting in net losses for those years. Our ability to make cash payments with respect to our senior notes and to satisfy or refinance our other debt obligations will depend upon our future operating performance. If we are unable to generate sufficient cash flow from operations in order to service our debt, we will be forced to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing our debt or seeking additional equity capital. If we are unable to repay our debt at maturity, we may have to obtain alternative financing, which may not be available to us. The debt under our revolving credit facility is secured by our working capital and our pool of movable medical equipment. If we default on our requirements under our revolving credit facility, our secured lenders could proceed against our working capital or our pool of movable medical equipment.

Our debt agreements significantly restrict our ability to engage in certain activities.

The indenture related to our senior notes and our revolving credit facility each restricts our ability to do the following:

  pay cash dividends or make certain other payments;
  incur liens;
  enter into leases;
  incur additional indebtedness;
  use proceeds from sales of assets and subsidiary stock; and
  enter into certain sale and leaseback transactions and transactions with affiliates.

Additionally, our revolving credit facility requires us to maintain specified financial ratios and satisfy certain financial condition tests. We may be unable to meet those financial ratios and tests because of events beyond our control. A violation of any of these restrictions or a failure to meet the ratios and tests could result in a default under our revolving credit facility and the indenture. If an event of default should occur under our revolving credit facility, the lenders can accelerate repayment of the debt, plus accrued interest. Our working capital and pool of movable medical equipment are pledged as security under our revolving credit facility. If we fail to repay amounts due under our revolving credit facility, the lenders could proceed against the collateral granted to them to secure that debt and other of our debt which could substantially hinder our ability to conduct our business.

To achieve significant revenue growth, we must change the manner in which healthcare providers traditionally procure medical equipment. Our inability to effect such change could adversely affect our revenue growth.

We believe that the strongest competition to our programs is the traditional purchase or lease alternative for obtaining movable medical equipment. Currently, many healthcare providers view outsourcing primarily as a means of meeting short-term or peak supplemental needs, rather than as a long-term alternative to purchase or lease. We may not be able to convince healthcare providers of the operational advantages and cost-effectiveness of outsourcing movable medical equipment needs on a long-term basis. As a result, many healthcare providers may continue to purchase or lease a substantial portion of their movable medical equipment. If we fail to change the manner in which healthcare providers procure their medical equipment, we may not be able to achieve significant growth.

Our competitors providing outsourcing services may engage in significant price competition or liquidate significant amounts of surplus equipment, thereby decreasing the demand for outsourcing services.

In a number of our geographic and product markets, we compete with one principal competitor and various smaller equipment outsourcing companies that may compete primarily on the basis of price. These competitors may offer certain customers lower prices depending on utilization levels and other factors. Our largest outsourcing competitor, MEDIQ/PRN Life Support Services, Inc., a subsidiary of MEDIQ Incorporated, has recently emerged from bankruptcy and is currently under the control of its lenders. MEDIQ/PRN may engage in competitive practices that may undercut our pricing. In addition, MEDIQ/PRN may liquidate significant amounts of surplus equipment, thereby decreasing the demand for outsourcing services and possibly causing us to reduce the rates we may charge for our services.

We have relationships with certain key suppliers, and adverse developments concerning these suppliers could adversely affect our business.

We purchased our movable medical equipment from approximately 90 manufacturers and our disposable medical supplies from approximately 130 suppliers in 2000. Our ten largest suppliers of movable medical equipment, which supplied approximately 68% of our direct movable medical equipment purchases for 2000, are: Baxter Healthcare Corporation; Tyco International, Ltd. (Mallinckrodt Inc. and Kendall Healthcare Products Company); Respironics, Inc.; Siemens Business Services, Inc.; Drager Medical, Inc.; Abbott Laboratories; Smith & Nephew, Inc.; Agilent Technologies; SIMS Deltec, Inc.; and Spacelabs Medical, Inc. Adverse developments concerning key suppliers or our relationships with them could force us to seek alternative sources for our movable medical equipment or to purchase such equipment on unfavorable terms. A delay in procuring equipment or an increase in the cost to purchase equipment could limit our ability to provide equipment to our customers on a timely and cost-effective basis.

A substantial portion of our revenues come from customers with whom we do not have long term commitments, and cancellations by or disputes with customers could adversely affect our cash flows and results of operations.

We derived approximately 79% of our revenues for the year ended December 31, 2000 and 76% of our revenues for the nine months ended September 30, 2001 from customers with whom we do not have any formal long term commitment to use our programs. Our customers are generally not obligated to outsource our equipment under long-term commitments. In addition, many of our customers do not sign written agreements with us fixing the rights and obligations of the parties regarding matters such as billing, liability, warranty or use. Therefore, we face risks such as fluctuations in usage, inaccurate or false reporting of usage by customers and disputes over liabilities related to equipment use. Some of our AMPP total outsourcing programs with customers, under which we own substantially all of the movable medical equipment that they use and provide substantial staffing resources, are not subject to a written contract and could be terminated by the healthcare provider without notice or payment of any termination fee. Any such termination would have an adverse effect on our revenues and operating results.

We may lose existing customers if we are unable to renew our contracts with Group Purchasing Organizations.

Our past revenue growth and our strategy for future growth depends, in part, on access to the new customers granted by our major contracts with group purchasing organizations, or GPOs, such as Premier, Novation and AmeriNet. Each of these contracts has a three year term expiring in late 2001 or 2002. In the past, we have been able to renew such contracts. If we are unable to renew or replace our current GPO contracts when they are up for renewal, we may lose the existing business with the customers who are members of such GPOs.

Our past revenue growth and our strategy for future growth depends, in part, on access to the new customers granted by our major contracts with group purchasing organizations, or GPOs, such as Premier, Novation and AmeriNet. Each of these contracts has a three year term expiring in late 2001 or 2002. In the past, we have been able to renew such contracts. If we are unable to renew or replace our current GPO contracts when they are up for renewal, we may lose the existing business with the customers who are members of such GPOs.

If we were required to write off or accelerate the amortization of our goodwill, our operations and shareholders' equity would be adversely affected.

As a result of recent acquisitions, described in the notes to our financial statements included elsewhere in this prospectus, we have $37.2 million of goodwill recorded on our balance sheet as of December 31, 2000. Until January 1, 2002, we will be amortizing this goodwill on a straight-line basis over periods ranging from 15 to 40 years. Under new accounting rules, beginning January 1, 2002, we will no longer be able to amortize goodwill on a yearly basis. Instead, we will be required to periodically determine if our goodwill has become impaired, in which case we would be required to write off the impaired portion of goodwill. The amount of goodwill that we amortize or write off in any given year is treated as a charge against earnings under generally accepted accounting principles in the United States. If we were required to write off our goodwill, we could incur a one-time fixed charge against earnings, which would adversely affect our results of operations and shareholders' equity.

Although we do not manufacture any medical equipment, our business entails the risk of claims related to the medical equipment that we outsource and service. We may not have adequate insurance to cover a claim, and it may be more expensive or difficult for us to obtain adequate insurance in the future.

We may be liable for claims related to the use of our movable medical equipment. Any such claims, if made, could have a material adverse effect on our business, financial condition or results of operations. We may be subject to claims exceeding our insurance coverage or we may not be able to continue to obtain liability insurance at acceptable levels of cost and coverage. In addition, litigation relating to a claim could adversely affect our existing and potential customer relationships, create adverse public relations and divert management's time and resources from the operation of the business.

Our growth strategy depends in part on our ability to successfully identify and manage our acquisitions and a failure to do so could impede our future growth and adversely affect our competitive position.

As part of our growth strategy we intend to pursue acquisitions or other strategic relationships within our industry that we believe will enable us to generate revenue growth and enhance our competitive position. Since July 1998, we have acquired six new businesses. Future acquisitions may involve significant cash expenditures and operating losses that could have a material adverse effect on our financial condition and results of operations. In addition, our efforts to execute our acquisition strategy may be affected by our ability to identify suitable candidates and negotiate and close acquisitions. We may not be successful in acquiring other businesses, and the businesses we do acquire in the future may not ultimately produce returns that justify our related investment.

Acquisitions may involve numerous risks, including:

  difficulties assimilating acquired personnel and integrating distinct business cultures;
  diversion of management's time and resources from existing operations;
  potential loss of key employees or customers of acquired companies; and
  exposure to unforeseen liabilities of acquired companies.

If we are unable to continue to grow through acquisitions, our ability to generate revenue growth and enhance our competitive position would be impaired.

We depend on key personnel, the loss of whom could have a material adverse effect on our business.

We rely on a number of key personnel and losing any of these individuals could have a material adverse effect on our business, financial condition or results of operations. We believe that our future success will depend greatly on our continued ability to attract and retain additional highly skilled and qualified personnel. We have employment agreements with David E. Dovenberg expiring in July 2004 and John A. Gappa expiring in November 2002. We may be unable to renew these agreements prior to expiration, or Mr. Dovenberg or Mr. Gappa may choose to terminate the agreement prior to expiration. In such an event, a suitable replacement may be unavailable. Besides Mr. Dovenberg and Mr. Gappa, we also continue to need other qualified personnel. If we fail to attract or retain qualified personnel, we may be unable to execute our growth strategy.

We depend on our sales representatives and service specialists, and may lose customers when any of our sales representatives and service specialists leave us.

Our sales growth has been supported by hiring and developing new sales representatives and adding, through acquisitions, established sales representatives whose existing customers generally have become our customers. We have experienced and will continue to experience intense competition for managers and experienced sales representatives. As part of our strategy to grow our business by converting existing customers to our AMPP total outsourcing program, we have recently established a sales team which is specifically focused on and trained for AMPP sales. The success of our outsourcing programs, including AMPP, depends on the relationships developed between our sales representatives and our customers. If sales representatives or members of our AMPP team leave us we risk losing our AMPP customers and convincing other customers to convert to AMPP.

Our quarterly operating results have varied and we expect them to continue to vary.

Our results of operations have been and can be expected to be subject to quarterly fluctuations. We may experience increased revenues in the first and fourth quarter of the year, depending upon the timing and severity of the cold and flu season and the related increased hospital census and movable medical equipment usage during that season. Because a significant portion of our expenses are relatively fixed over these periods, our operating income as a percentage of revenue tends to increase during the first and fourth quarter of each year. If the cold and flu season is delayed by as little as one month, or is less severe than in prior periods, our quarterly operating results for a current period can vary significantly from prior periods. Our quarterly results can also fluctuate as a result of other factors such as the timing of acquisitions, new AMPP agreements or new office openings.

Risks Related to Our Industry

Changes in reimbursement rates and policies by third-party payors for medical equipment costs may reduce the rates that providers can pay for our services and adversely affect our operating results and financial condition.

Our healthcare provider customers, who pay us directly for the services we provide to them, substantially rely on reimbursement from third party payors for their operating revenue. These third party payors include both governmental payors, such as Medicare and Medicaid, and private payors, such as insurance companies and managed care organizations. There are widespread efforts to control healthcare costs in the United States by all of these payor groups. These cost containment initiatives have resulted in reimbursement policies based on fixed rates for a particular patient treatment that are unrelated to the provider's actual costs or require healthcare providers to provide services on a discounted basis. Consequently, these reimbursement policies have a direct effect on healthcare providers' ability to pay us for our services and an indirect effect on our level of charges. Ongoing concerns about rising healthcare costs may cause more restrictive reimbursement policies to be implemented in the future. Restrictions on the amounts or manner of reimbursements to healthcare providers may affect their willingness and ability to pay for the services we provide and may adversely affect our customers' financial condition. Such restrictions could require us to reduce the rates we charge or could put at risk our ability to collect payments owed to us.

Our operating results historically have been adversely affected in periods when significant healthcare reform initiatives were under consideration and uncertainty remained as to their likely outcome. We expect the uncertainty of future significant healthcare reform initiatives may have a similar, negative effect.

Because the regulatory and political environment for healthcare significantly influences the capital equipment procurement decisions of healthcare providers, our operating results historically have been adversely affected in periods when significant healthcare reform initiatives were under consideration and uncertainty remained as to their likely outcome. To the extent general cost containment pressures on healthcare spending and reimbursement reform, or uncertainty as to possible reform, causes acute care hospitals and alternate site providers to defer the procurement of medical equipment, reduce their capital expenditures or change significantly their utilization of medical equipment, there could be a material adverse effect on our financial condition and results of operations.

We have recently increased the amount of business we do with home care providers and nursing homes, and these healthcare providers may pose additional credit risks.

We may incur losses in the future due to the bankruptcy filings of our nursing home and home care customers. We derived approximately 20% of our revenues for the year ended December 31, 2000 and 18.7% of our revenues for the nine months ended September 30, 2001 from alternate site providers such as home care providers and nursing homes. For the year ended December 31, 1997, we derived only 16% of our revenues from such providers. We expect that we will continue to increase the percentage of our revenues derived from alternative care providers. Such providers may pose additional credit risks, since such providers are generally less financially sound than hospitals. A significant number of nursing home companies in the United States have filed for Chapter 11 bankruptcy protection in the last two years.

Consolidation in the healthcare industry may lead to a reduction in the outsourcing rates we charge.

In recent years, many acute care hospitals and alternate site providers have consolidated to create larger healthcare organizations. We believe that this consolidation trend may continue. Any resulting consolidated healthcare organization may have greater bargaining power over us, which could lead to a reduction in the outsourcing rates that we are able to charge. A reduction in our outsourcing rates will decrease our revenues.

Our customers operate in a highly regulated environment and the regulations affecting them could adversely affect our business.

The healthcare industry is required to comply with extensive and complex laws and regulations at the federal, state and local government levels. While many of these regulations do not directly apply to us, there are some that do, including the Food, Drug and Cosmetics Act, or FDCA, and certain state pharmaceutical licensing requirements. Although we believe we are in compliance with the FDCA, if the FDA expands the reporting requirements under the FDCA, we may be required to comply with the expanded requirements and may incur substantial additional expenses in doing so. With respect to state pharmaceutical licensing requirements, we are currently licensed in six states and may be required to be licensed in up to 12 additional states. We are currently in the process of obtaining these. Our failure to possess such licenses in these states for our existing operations may subject us to certain additional expenses.

Given that our industry is heavily regulated, we may be subject to additional regulatory requirements. If our operations are found to be in violation of any governmental regulations to which we or our clients are subject, we may be subject to the applicable penalty associated with the violation. Any penalties, damages, fines or curtailment of our operations would adversely affect our ability to operate our business and our financial results.