Form 10-K405
period 2001-12-31
UNIVERSAL HOSPITAL SERVICES INC
filed 2002-03-15
CIK 886171

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   ----------

                                    FORM 10-K
                                    ---------

(Mark One)

[x] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001, or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from ________ to _________.

                         Commission File Number: 0-20086

                        UNIVERSAL HOSPITAL SERVICES, INC.
                        ---------------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                       41-0760940
            --------                                       ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                        3800 West 80th Street, Suite 1250
                        Bloomington, Minnesota 55431-4442
                        ---------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (952) 893-3200
                                 --------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X    No
                                         ---      ---

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

None.

                                 FORM 10-K INDEX
                                 ---------------

                                                                           PAGE
                                                                           ----
PART I
------
ITEM 1    Business                                                            3

ITEM 2    Properties                                                         28

ITEM 3    Legal Proceedings                                                  28

ITEM 4    Submission of Matters to a Vote of Security Holders                28


PART II
-------
ITEM 5    Market for Registrant's Common Equity and
             Related Stockholder Matters                                     29

ITEM 6    Selected Financial Data                                            30

ITEM 7    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             33

ITEM 7A   Quantitative and Qualitative Disclosures about
             Market Risk                                                     45

ITEM 8    Financial Statements and Supplementary Data                        45

ITEM 9    Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure                          46


PART III
--------
ITEM 10   Directors and Executive Officers of the Registrant                 47

ITEM 11   Executive Compensation                                             51

ITEM 12   Principal Shareholders                                             56

ITEM 13   Certain Relationships and Related Transactions                     58


PART IV
-------

ITEM 14   Exhibits, Financial Statements, Schedule and
             Reports on Form 8-K                                             59

PART I
------

ITEM 1:  Business
-------  --------

GENERAL

We are a leading nationwide provider of movable medical equipment outsourcing services to the healthcare industry. Our diverse customer base includes more than 2,600 of the 5,800 acute care hospitals nationwide and approximately 2,900 alternate site providers, such as home care providers, nursing homes, surgery centers, subacute care facilities and outpatient centers. We offer our customers a wide range of programs to help them increase productivity while reducing costs. Our principal program is the innovative Pay-Per-Use(TM)program where we charge our customers a per use fee based on daily use of equipment per patient. We also offer other programs where we charge customers an equipment fee on a daily, weekly or monthly basis. Through our Asset Management Partnership Program, or AMPP, we enable customers to outsource substantially all, or a significant portion of, their movable medical equipment needs by providing, maintaining, managing, documenting and tracking that equipment for them. As of December 31, 2001, we had 24 AMPP customers. Our fees are paid directly by our customers rather than through reimbursement from government or other third-party payors.

Our outsourcing programs differ from traditional purchase or lease alternatives for obtaining movable medical equipment. Under our outsourcing programs, customers are able to use our equipment and rely on us to upgrade, manage and maintain that equipment. All of our outsourcing programs include a comprehensive range of support services, including equipment delivery, training, technical and educational support, inspection, maintenance and comprehensive documentation. We seek to maintain high utilization of our equipment by pooling and redeploying that equipment among a diverse customer base and adjusting pricing on a customer-by-customer basis to compensate for their varying usage rates. We also sell disposable medical supplies to customers in conjunction with our outsourcing programs. In addition, we offer repair, inspection, preventive maintenance and logistic services for the movable medical equipment that our customers own.

Our movable medical equipment outsourcing programs enable healthcare providers to replace the fixed costs of owning and/or leasing medical equipment with variable costs that are more closely related to current needs and utilization rates. The increased flexibility and services associated with our programs are designed to lower overall operating costs for our customers by enabling them to:

     o Increase equipment productivity rates. Our outsourcing programs enable healthcare providers to increase the productivity of their movable medical equipment by tracking their utilization rates and matching equipment availability with actual need. This enables them to purchase less equipment and reduce the related costs associated with the management, tracking and storage of excess equipment on-site. Furthermore, our programs, especially our Pay-Per-Use(TM)program, allow customers to more effectively match the costs of equipment usage with variable patient charges.

     o Outsource support services. We believe that our movable medical equipment support services substantially reduce the operating cost and administrative burden associated with equipment ownership or lease. Our support services include equipment delivery, training, technical and educational support, inspection, maintenance, and comprehensive documentation. These services generally result in lower cost to the customer than if performed internally. In addition, we believe that our outsourcing programs reduce the time that nurses and other medical staff devote to the management and maintenance of movable medical equipment rather than direct patient care. We believe that this may increase staff job satisfaction, productivity and performance and reduce staff turnover.

     o Eliminate equipment obsolescence risk. Healthcare providers can effectively eliminate the risk of equipment obsolescence through our short-term and Pay-Per-Use(TM)outsourcing programs. In addition, our own risk of equipment obsolescence is reduced because we can place with one customer the equipment that may be obsolete to another customer, thus extending the useful life of the equipment.

We are one of only two national providers of movable medical equipment outsourcing programs. We own a pool of approximately 120,000 pieces of movable medical equipment in four primary categories: critical care, respiratory therapy, monitoring, and newborn care. As of December 31, 2001, we operated through 62 full service district offices and 13 regional service centers, serving outsourcing and sales customers in all 50 states and the District of Columbia. We currently provide outsourcing services to approximately 45% of all acute care hospitals in the United States, including UCLA Medical Center, Brigham and Women's Hospital, Johns Hopkins Medical Center and Bon Secours Health System. We also have contracts with several national group purchasing organizations, or GPOs, including Premier, Novation, LLC and AmeriNet, Inc. We commenced operations in 1939, originally incorporated in Minnesota in 1954 and reincorporated in Delaware in 2001.

INDUSTRY BACKGROUND

In 2001, total healthcare expenditures in the United States were estimated at $1.4 trillion, representing 13.4% of the U.S. gross domestic product and an increase of approximately 7.7% over 2000, according to the Centers for Medicare and Medicaid Services, or CMS. An aging U.S. population and advances in medical technology are expected to drive increases in hospital patient populations and the consumption of healthcare services. CMS estimates that total healthcare expenditures will grow by 7.1% compounded annually from 2002 through 2010. According to these estimates, healthcare expenditures will account for approximately $2.6 trillion, or 15.9%, of U.S. gross domestic product by 2010.

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

As a result of these pressures, acute care hospitals and alternate site providers have increasingly turned to equipment outsourcing. We believe the market potential for movable medical equipment outsourcing is greater than $1.5 billion. This estimate is based on our average monthly AMPP revenue per bed of more than $200 (or $2,400 annually) and our estimate of a 65% occupancy rate at the 990,000 total registered hospital beds in the United States as estimated by the American

Hospital Association. Our average monthly AMPP revenue is derived from our 24 acute care hospital AMPP accounts, consisting of approximately 4,200 census beds in the aggregate and a diverse group of hospitals. We believe the demand for outsourcing movable medical equipment will continue to expand as acute care hospitals and alternate site providers continue to try to reduce costs and increase medical staff satisfaction while providing high quality, patient-specific medical care.

OUR STRENGTHS

We attribute our historical revenue growth to, and believe that our potential for future growth comes from, the following strengths:

Superior service and strong customer relationships

We distinguish ourselves by being a leading service company rather than just an equipment outsourcing provider. We compete on the basis of the value-added, full-service features of our outsourcing programs in addition to price. Our support services include 24-hour-a-day, 365-day-a-year delivery of "patient ready" equipment, technical support, training in equipment use, quality assurance services, regular inspections and maintenance of all our equipment and assistance in documentation compliance needs. We also provide our customers with testing, inspection and user-error reports that comply with the standards of accreditation organizations. In addition, we believe our services reduce the time that nurses and other medical staff devote to the management of movable medical equipment rather than direct patient care, thereby increasing job satisfaction and performance. As a result of our service focus, we enjoy strong customer relationships. Of our 100 largest customers based on revenues as of January 1, 1997, 87 remained customers as of December 31, 2001.

National scope and leading market position

We are one of only two national providers of movable medical equipment outsourcing programs to the healthcare industry. Through our acquisitions and internal growth, we have established a national network of 62 district offices and 13 regional service centers to provide outsourcing and sales services to acute care hospitals and alternate site providers in all 50 states and the District of Columbia. This broad network allows us to meet the equipment outsourcing and service needs of independent healthcare facilities, national and regional acute care hospitals, group purchasing organizations and alternate site providers. Our national network also enables us to redeploy equipment throughout our system in order to maintain high levels of equipment utilization and customer service.

Reduced reimbursement risk

Generally, healthcare providers rely on payment from patients or reimbursement from third party payors. All of our fees are paid directly by our acute care hospital and alternate site customers rather than through third party payors. Accordingly, our exposure to uncollectible patient or reimbursement receivables is minimized, as evidenced by our bad debt expense of only 1.3% of total revenues for the year ended December 31, 2001.

Depth and breadth of equipment pool

We own a pool of approximately 120,000 pieces of movable medical equipment purchased from approximately 100 leading manufacturers in four primary categories: critical care, respiratory therapy, monitoring and newborn care. Our diversified equipment pool enables us to offer customers numerous models from leading manufacturers within each primary equipment category. Based on our experience in the industry, we believe that the breadth of our product offerings gives us a competitive strength, compared to manufacturers and regional equipment outsourcing firms that may offer a limited range of models within an equipment category. In addition, the amount of our annual equipment purchases enables us to obtain favorable pricing terms from many equipment vendors.

Attractive return on movable medical equipment

Our pricing strategy is designed to generate a payback period that is substantially shorter than the useful life of a particular piece of equipment. We generally achieve an 18 to 24-month revenue payback on the original purchase price of our entire equipment pool. In contrast, the average useful life of the equipment in our pool (excluding acquired companies) has historically been 8.2 years.

Sophisticated use of information technology

Through our commitment to information technology, we have developed and continue to upgrade our proprietary systems designed to enhance both our and our customers' operating efficiencies. We maintain a complete service history of all our equipment, including data on length of placement, transfers, modifications, repairs, maintenance and inspections, for the life of the equipment. We use this information to monitor and schedule preventive maintenance and safety testing programs and to maximize equipment utilization. Our customers can also use this information to meet their equipment documentation needs under applicable industry standards and regulations. We also offer our customers software to track the location, productivity and availability of all of their movable medical equipment.

Experienced and committed management team

As part of our recapitalization in February 1998, we installed a new senior management team. The management team is comprised of experienced senior operating managers from within our company, who assumed new top management roles, and other key individuals with broad healthcare experience, who subsequently joined us through acquisitions or strategic hiring. Our management team refocused the business and is continuing to execute our growth strategy.

Large and diversified customer base

We provide movable medical equipment to more than 2,600 acute care hospitals and approximately 2,900 alternate site providers, including home care providers, nursing homes, surgery centers, subacute care facilities and outpatient centers throughout the United States. Our top ten customers accounted for approximately 10% of total equipment outsourcing revenues for the year ended December 31, 2001.

OUR GROWTH STRATEGY

We believe that the aging population, increased life expectancy, advancements in medical technology and greater emphasis on managed care will provide us significant growth opportunities for movable medical equipment outsourcing in both acute care hospital and alternate site settings. Our strategy is to achieve continued growth by:

Continuing to increase business with existing customers

Because our existing customers are familiar with our programs and the benefits of these programs, we believe that they represent a significant expansion opportunity. We believe that there is significant potential for growth by increasing the level of revenue per hospital customer throughout all of our offices. For the year ended December 31, 2001, our two largest district offices generated average monthly outsourcing revenue per hospital customer census bed (i.e., occupied bed) of approximately $88, compared to $27 on a company-wide basis.

Providing comprehensive equipment management and outsourcing programs

Through our AMPP total outsourcing program, we provide, maintain, manage, document and track substantially all, or a significant portion of, a customer's movable medical equipment within the customer's organization. We customize our services to meet the needs of each customer, and we provide on-site representatives to manage our program from within the customers' own facilities. The AMPP program enables healthcare providers to control capital spending and certain operating costs through outsourcing and improved productivity. Our average monthly outsourcing revenue from our current AMPP accounts increased approximately 173% after conversion to AMPP, and we estimate that the average AMPP account yields over $200 of revenue per hospital customer census bed per month, compared to our average of $27 on a company-wide basis. As of December 31, 2001, we had 24 AMPP customers. We plan to continue to grow our AMPP program by devoting more sales resources to AMPP, converting existing customers to the AMPP program and promoting the AMPP program to a target list of potential customers.

Developing business with new customers

We plan to further penetrate the acute care hospital and alternate site markets by establishing new customer relationships either individually or through GPOs. According to the American Hospital Association's Resource Center, there are currently more than 5,800 registered acute care hospitals in the United States. Our more than 2,600 acute care hospital customers represent approximately 45% of that market. To date, we have signed agreements with several of the largest GPOs, including Premier, Novation and AmeriNet, three of the nation's largest healthcare alliances. Under our GPO contracts, each GPO designates the group of products that we are authorized to offer to its members and we negotiate the appropriate price level for such products with such members. In addition, we pay an administrative fee, which may or may not fluctuate, to the GPO for the privilege of holding preferred supplier status. These fees usually accrue on a quarterly basis, and typically equal one to five percent of the total revenues derived from product outsourcing. Generally, our GPO contracts have a term of one to three years. The GPOs may terminate the agreements within specified time periods upon our breach of the agreement. In addition, Novation and Premier may terminate their agreements with us for any reason upon 90 days' prior written notice. In December 2001, we signed a three year renewal of our preferred source agreement with Premier. These agreements give us preferred supplier status with respect to members of the GPOs. We intend to bid for additional GPO contracts, as they come up for renewal every two to three years.

Expanding geographic coverage

Since our 1998 recapitalization, we have expanded from 46 to 62 district offices. To continue to expand our geographic coverage, we intend to open approximately three new district offices in 2002 and in each of the subsequent several years. In choosing locations for our district offices, we consider the nature and size of the potential customer market, demographics, customer concentration and GPO affiliation within the market and vendor relationships.

Continuing to pursue strategic acquisitions

Since our 1998 recapitalization, we have made six strategic acquisitions that have helped us expand our national network by increasing our market share in existing markets and enabling us to penetrate new geographic regions. Through our acquisitions we also have expanded our presence in the alternate site markets. All of our prior acquisitions were regional or local businesses and have been fully integrated into our overall operations. On October 25, 2001 we consummated our acquisition of all of the outstanding stock of Narco Medical Services, Inc. for a purchase price of $7.8 million in cash. Narco Medical Services, Inc. outsourced medical equipment and services primarily to rural, acute healthcare providers from seven locations in the Midwest. We intend to consider additional strategic acquisitions that will enable us to expand our presence in both the acute care hospital and alternate site markets.

BUSINESS OVERVIEW

Programs

Outsourcing

Our primary equipment outsourcing program is the Pay-Per-Use(TM)program whereby customers are able to obtain equipment when they need it and pay for equipment only when it is used. Customers may also obtain equipment through daily, weekly or monthly outsourcing programs. When our customers request a piece of equipment, we provide the equipment in "patient ready" condition. Upon delivery, each piece of equipment is logged into our tracking system as being placed with the particular customer. We provide the customer with information as to per-use or other rates at or prior to delivery of the equipment. Rates are based on an expected utilization rate and are generally reviewed quarterly. Under our Pay-Per-Use(TM)program, the customer is responsible for keeping a record of each equipment use and reporting the use to us on a monthly basis. Many customers report equipment usage in conjunction with their patient billing procedures. We bill each customer monthly based on this reported usage. Although the customer is under no obligation to use the equipment, our customers have a financial incentive to do so because our rates are based on anticipated utilization. If actual utilization is less than anticipated, we may remove equipment or increase the per-use fee.

AMPP

We have expanded the scope of our relationship with some of our largest customers into our most comprehensive outsourcing program, referred to as the Asset Management Partnership Program, or AMPP. As of December 31, 2001 we had 24 AMPP customers. Through this program, we provide, maintain, manage, document and track substantially all, or a significant portion of, a customer's movable medical equipment within the customer's organization. We also provide detailed equipment reports that comply with the standards of accreditation organizations. One or more of our employees are located on site at the customer's facility to coordinate the equipment management program and record equipment use. We generally enter into long-term contracts with our AMPP customers, typically three to five years in length (some of which permit early termination) and generally guarantee equipment outsourcing rates for three years based on target equipment productivity levels. Rates reflect all of the costs related to the additional services provided as part of the AMPP program and are adjusted to reflect actual equipment productivity levels. Our AMPP program enables healthcare providers to have access to all appropriate medical equipment available when it is needed, while controlling their costs through improved productivity and efficiency. Because we can manage the productivity levels of the customer's movable medical equipment, we can generally earn higher margins and achieve greater returns with our AMPP program.

Sale of disposable products

To supplement our outsourcing programs, we sell disposable medical supplies used in conjunction with our medical equipment. We believe that customers purchase disposables from us due to the convenience of obtaining equipment and related supplies from one source. Our sale of disposable products represented 8.5% of our total revenues for the year ended December 31, 2001.

Biomedical services

In addition to servicing the equipment we outsource, we also provide repair, inspection, preventive maintenance and logistic services for the medical equipment that our customers and vendors own. Our certified technicians are available during business hours to answer questions about equipment or accessories. We have service facilities located nationwide, and we offer a large inventory of repair and replacement parts and backup inventory in addition to an extensive library of operator and service manuals. We provide documentation for all services performed, detailed test procedures, notification for scheduled service, data accumulated for historical information, and comprehensive inventory and other reports.

Features

Full service

We emphasize the full-service features of our equipment outsourcing programs. Our equipment fee includes 24-hour-a-day, 365-day-a-year delivery of "patient ready" equipment, technical support, training in equipment use, quality assurance services, regular inspections and maintenance of all equipment outsourced from us. We document the total service history of our equipment, including inspection, repair and modification activities for the entire life of the unit, which assists our customers in complying with the standards of accreditation organizations. We also offer an optional software package that enables a particular customer to track location, productivity and availability of all equipment used by that customer. Together, these services allow healthcare providers to focus more effectively on patient care and eliminate or reduce many of the major overhead costs associated with the ownership or lease of movable medical equipment. In addition, we believe our services reduce the time that nurses and other medical staff devote to the management of movable medical equipment rather than direct patient care, thereby increasing job satisfaction, productivity and performance.

Customer responsiveness

Our operational structure is designed to enable us to respond quickly to a customer's needs. Through our district offices, we maintain both a local and system-wide inventory network that is designed to assure access to a broad range of movable medical equipment. Our district offices are typically located close enough to the customers they serve to allow equipment to be delivered and ready for use generally within two hours of a request.

Management of equipment productivity

We seek to allocate our pool of equipment efficiently among our customers by continually monitoring customers' equipment productivity levels. We review customer productivity routinely and, depending on productivity level, may adjust the fee or redeploy the equipment. This system benefits customers by permitting them to obtain a lower per-use fee based on higher productivity and benefits us by maximizing the utilization of the equipment in our inventory.

Diverse equipment selection

We generally purchase new equipment which we believe to be state-of-the-art from manufacturers with a reputation for quality, product support and innovation. We purchase from a number of different manufacturers to address our customers' diverse needs with a special emphasis on equipment that lowers patient care costs while improving quality of care and treatment outcomes.

Operations

Pricing

Our pricing strategy is designed to generate a payback period that is substantially shorter than the useful life of a particular piece of equipment. On a customer-specific basis, we develop a rate for a given piece of equipment that takes into consideration the customer's needs with respect to equipment type, assumed equipment productivity, length of placement, frequency and extent of support service and volume of business. As a customer's productivity rate increases, we may lower the fee, which benefits the customer by permitting it to obtain a lower cost and benefits us as we attempt to maximize the utilization of our equipment inventory. The fee is designed not only to recoup costs but also to provide us a targeted financial return on our investment for the particular category of equipment. Service requirements and rates are generally reviewed on a quarterly basis and rates may be adjusted as the customer's service needs or productivity levels vary from expected levels. This evaluation process enables us to continuously monitor actual revenues as compared to targeted return objectives.

Equipment inventory

We purchase movable medical equipment in the areas of critical care, respiratory therapy, monitoring and newborn care. Equipment acquisitions may be made to expand our pool of existing equipment or to add new equipment technologies to our existing equipment pool. Before acquiring equipment, we consider historical utilization levels, customer demand, life cycle phase of the equipment and vendor relationships. We have established a product evaluation committee to consider new technologies or new vendors, as they become available. This evaluation process for new products involves many of the review criteria set forth above as well as an overall evaluation of the potential market demand for the new product. In making equipment purchases, we consider a variety of factors including equipment mobility, anticipated utilization level, service intensiveness and anticipated obsolescence. Of additional consideration are the relative safety of and the risks associated with such equipment.

We seek to maximize the useful life of our equipment by outsourcing our older equipment inventory at lower outsourcing rates or bundling such older equipment with newer equipment in outsourcing programs with price incentives to the customer. Equipment which is no longer required or desired is either sold, primarily to non-hospital purchasers, utilized for spare parts or sold for scrap value.

As of December 31, 2001, we owned approximately 120,000 pieces of equipment available for use by our customers. The cost of each category of equipment in our outsourcing pool relative to the entire pool as of December 31, 2001 was: critical care, 55%; respiratory therapy, 26%; monitoring, 17%; and newborn care, 2%. The following is a list of the principal types of movable medical equipment available to our customers by category:

Critical Care                                    Monitoring                             Respiratory Therapy
-------------                                    ----------                             -------------------
Adult/Pediatric Volumetric Pumps                 Adult Monitors                         Aerosol Tents
Alternating Pressure/Flotation Devices           Anesthetic Agent Monitors              Air Compressors
Ambulatory Infusion Pumps                        Apnea Monitors                         BiPAP
Anesthesia Machines                              Blood Pressure Monitors                Cough Stimulators
Bariatric Products                               Defibrillators                         Heated Humidifiers
Blood/Fluid Warmers                              Electrocardiographs                    Nebulizers
Cold Therapy Units                               End Tidal CO (2) Monitors              Oximeters
Continuous Passive Motion Devices (CPM)          Fetal Monitors                         Oxygen Concentrators
Controllers, Infusion                            Monitoring Systems                     Simple Spirometry
Electrosurgical Generators                       Neonatal Monitors                      Ventilators
Enteral Infusion Pumps                           Oximeters
Heat Therapy Units                               PO (2)/CO (2) Monitors
Hyper-Hypothermia Units                          Recorders and Printers
Foot Pumps                                       Surgical Monitors
Lymphodema Pumps                                 Telemetry Monitors                     Newborn Care
Minimal Invasive Surgery (MIS) Systems           Urine Output/Temperature Monitors      ------------
Patient Controlled Analgesia (PCA)               Vital Signs Monitors                   Incubators
Patient Safety Environments                                                             Infant Ventilators
Sequential Compression Devices (SCD)                                                    Infant Warmers
Specialty Beds and Support Services                                                     Neonate Infusion Pumps
Suction Devices                                                                         Neonate/Fetal Monitors
Syringe Pumps                                                                           Phototherapy Devices
Tympanic Thermometry
Ultrasonic Nebulizers
Wheel Chairs

During 2001, we purchased 78% of our movable medical equipment (excluding our acquisition of Narco Medical Services, Inc.) from approximately 100 manufacturers and 22% from the used equipment market. Our ten largest manufacturers of movable medical equipment, which supplied approximately 73% of our direct movable medical equipment purchases for 2001, were: Baxter Healthcare Corporation; Tyco International, Ltd. (Mallinckrodt and Kendall Healthcare Products Company); Drager Medical Inc.; Datascope Corporation; Siemens Business Services, Inc.; Philips Medical Systems HSG; Abbott Laboratories; Tri-Anim Health Services, Inc.; Respironics, Inc.; and Viasys Healthcare. Although our top ten manufacturers remain relatively constant from year to year, the relative ranking of suppliers within this group may vary over time. We believe that alternative sources of movable medical equipment are available to us should they be needed.

We seek to ensure availability of equipment at favorable prices. Although we do not generally enter into long-term fixed price contracts with suppliers of our equipment, we may receive price discounts related to the volume of our purchases. The purchase price for equipment generally ranges from $2,000 to $50,000.

In order to fully serve our customers, we also sell disposable medical supplies for use in conjunction with our medical equipment. We currently acquire substantially all of our medical disposables from approximately 160 suppliers. The five largest current suppliers of disposables to us, accounting for over 50% of our disposable purchases for 2001, were: Tyco International, Ltd. (The Kendall Healthcare Products Company); Sims Deltec, Inc.; Huntleigh Healthcare, Inc.;

B. Braun McGaw, Inc. and Maven Medical Manufacturing, Inc. We believe that alternative sources of disposable medical supplies are available to us should they be needed.

Management information technology

We track the history of each piece of equipment in our inventory on an IBM AS/400 centralized computer system located at our corporate headquarters. This system provides immediate access to historical equipment information by the use of remote terminals located in the corporate headquarters and in each of our district offices and regional service centers. Data on length of placement, transfers, modifications, repairs, maintenance and inspections is kept for the life of the equipment and is used extensively for the establishment of preventive maintenance and safety testing programs and the improvement of equipment performance. We also track utilization for each piece of equipment, which helps us to maximize utilization of all the equipment in our pool.

Information regarding our equipment used by a customer is also provided to the customer through our Rental Equipment Documentation System, or REDS, and the Operator Error Identification System, or OEIS. REDS and OEIS help the customer to meet its equipment documentation needs under standards set by the Joint Commission on Accreditation of HealthCare Organizations, or JCAHO, and federal regulatory requirements contained in Food, Drug and Cosmetics Act, or FDCA. In addition, REDS helps the customer track the productivity levels of each piece of equipment. We also offer an optional software package called AIMS/CS, which enables customers to track location, productivity and availability of all the equipment they use.

Equipment maintenance

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

MARKETING

We market our outsourcing and equipment management programs primarily through our direct sales force, which consisted of 130 sales employees as of December 31, 2001. In our marketing efforts, we primarily target key decision makers, such as materials managers, department heads and directors of purchasing, nursing and central supply, as well as administrators, chief executive officers and chief financial officers. We develop and provide our direct sales force with a variety of materials designed to support their promotional efforts. We also use direct mail advertising, as well as targeted trade journal advertising, to supplement this activity.

We have developed specific marketing programs intended to address current market demands. The most significant of such programs include: the AMPP program, which presents acute care hospitals and alternate site providers with a total management approach to equipment needs; REDS, which responds to the equipment documentation and tracking needs of healthcare providers as a result of standards set by JCAHO or federal regulatory requirements set forth in the FDCA; and OEIS, which responds to JCAHO requirements regarding equipment operator training.

As part of our strategy to grow our business and revenues by converting existing customers to our AMPP total outsourcing program, we recently established a sales team of senior management personnel who are specifically focused on AMPP sales. This dedicated team includes our chief financial officer, enabling us to offer potential AMPP customers sophisticated financial analysis as to the cost benefits of our programs. This sales team also includes our senior vice president of sales and marketing, whose extensive knowledge of our existing customers' businesses allows us to customize our programs and sales efforts to our customers' varied needs.

DISTRICT OFFICES NETWORK

As of December 31, 2001, we operated through 62 full service district offices, serving customers in all 50 states and the District of Columbia. District offices are typically staffed by a district manager, one or more sales representatives, an administrative assistant and delivery and service personnel to support customers' needs and district operations. District offices are responsible for sales, billing and collection efforts, equipment delivery, customer training, equipment inspection, maintenance and repair work. Complementing the district offices are 13 regional service centers, which provide more sophisticated maintenance and repair on equipment. The following table shows each district office location and the year it opened:

Office                      Year Opened       Office                            Year Opened
------                      -----------       ------                            -----------
Minneapolis, MN ............   1941           Pasadena, CA .....................    1992
Omaha, NE ..................   1972           Memphis, TN ......................    1992
Bismarck, ND ...............   1973           Houston, TX ......................    1993
Fargo, ND ..................   1974           Wichita, KS ......................    1993
Marquette, MI ..............   1975           Rochester, NY ....................    1993
Madison, WI ................   1975           New York, NY .....................    1994
Duluth, MN .................   1978           San Diego, CA ....................    1994
Kansas City, MO ............   1978           Richmond, VA .....................    1994
Sioux Falls, SD ............   1978           Denver, CO .......................    1995
Milwaukee, WI ..............   1980           Indianapolis, IN .................    1995
Dallas, TX .................   1981           Jacksonville, FL .................    1995
San Antonio, TX ............   1982           Sacramento, CA ...................    1995
Atlanta, GA ................   1983           Portland, OR .....................    1996
St. Louis, MO ..............   1983           Knoxville, TN ....................    1996
Tampa, FL ..................   1984           Raleigh, NC ......................    1996
Cleveland, OH ..............   1985           Columbus, OH .....................    1998
Iowa City, IA ..............   1985           Louisville, KY ...................    1998
Chicago, IL ................   1986           Oklahoma City, OK ................    1998
Boston, MA .................   1986           Salt Lake City, UT ...............    1999
Philadelphia, PA ...........   1986           Little Rock, AR ..................    1999
Ft. Lauderdale, FL .........   1987           Nashville, TN ....................    1999
Baltimore, MD ..............   1988           Fresno, CA .......................    1999
San Francisco, CA ..........   1989           Las Vegas, NV ....................    1999
Seattle, WA ................   1989           Charleston, WV ...................    1999
New Orleans, LA ............   1990           Appleton, WI .....................    2000
Charlotte, NC ..............   1990           Hartford, CT .....................    2000
Detroit, MI ................   1990           Tucson, AZ .......................    2000
Anaheim, CA ................   1990           Tulsa, OK ........................    2000
Phoenix, AZ ................   1990           Long Island, NY ..................    2000
Pittsburgh, PA .............   1990           San Bernardino, CA ...............    2001
Cincinnati, OH .............   1992           Birmingham, AL ...................    2001

HEALTHCARE REGULATION

Our customers are subject to documentation and safety reporting standards with respect to the movable medical equipment they use, as established by the following organizations and laws: JCAHO; the Association for Advancement of Medical Instrumentation; and the FDCA. Some states and municipalities also have similar regulations. Our REDS and OEIS programs are specifically designed to help customers meet their documentation and reporting needs under such standards and laws. We also monitor changes in law and accommodate the needs of customers by providing specific product information, manufacturers' addresses and contacts to these customers upon their request. Manufacturers of our movable medical equipment are subject to regulation by agencies and organizations such as the Food and Drug Administration, or FDA, Underwriters Laboratories, the National Fire Protection Association and the Canadian Standards Association. We believe that all movable medical equipment we outsource conforms to these regulations.

The Safe Medical Devices Act of 1980, or SMDA, which amended the FDCA, requires manufacturers, user facilities, and importers of medical devices to report deaths and serious injuries to which a device has or may have caused or contributed; establish and maintain adverse event files; and submit to the FDA follow-up and summary reports. Manufacturers and importers are also required to report certain device malfunctions. We work with our customers to assist them in meeting their reporting obligations under the FDCA, including those requirements added by the SMDA. As a distributor of medical devices, we are required by the FDCA to maintain device complaint records containing any incident information regarding the identity, quality, durability, reliability, safety, effectiveness or performance of a device. We are required to retain copies of these records for a period of two years from the date of inclusion of the record in the file or for a period of time equivalent to the expected life of the device, whichever is greater, even if we cease to distribute the device. Finally, we are required to provide authorized FDA employees access to copy and verify these records upon their request. We have current compliance records regarding maintenance, repairs, modification, and user-error, with respect to all of the equipment.

Besides the FDA, a number of states regulate medical device distributors and wholesalers either through pharmacy or device distributor licensure. Currently, we hold licenses in eight states. Some licensure regulations and statutes in additional states may apply to our activities. We are currently in the process of obtaining distributor licenses in approximately 10 other states in which we believe we may be required to be licensed. Although our failure to possess such licenses in these states for our existing operations may subject us to certain monetary fines, we do not believe the extent of such fines, in the aggregate, will be material to our liquidity, financial condition or results of operation.

In addition, we are required to provide information to the manufacturer regarding the permanent disposal of medical outsourcing equipment and notification of any change in ownership of certain categories of devices. We believe our medical tracking systems are in substantial compliance with these regulations.

We also may be subject to recent regulation regarding the use of medical records and information. The Health Insurance Portability and Accountability Act of 1996, commonly known as HIPAA, authorized the Secretary of the Department of Health and Human Services to promulgate federal standards for the privacy of individually identifiable health information. On December 28, 2000, a final regulation was published to protect such individually identifiable health information, setting forth specific standards under which identifiable patient information may be used and disclosed, as well as furnishing new patient rights to obtain and amend their health information. The deadline for compliance with the new regulations is April 14, 2003.

Generally, HIPAA applies to healthcare providers, managed healthcare organizations and healthcare clearinghouses that maintain or transmit health information electronically. Although we are not likely to be directly regulated under the new privacy regulations, as a business associate of various healthcare providers, we may need to make significant and expensive administrative, operational, and information infrastructure changes in order to comply with the new rules. In addition, various state legislatures may enact additional privacy legislation that is not preempted by the federal law, which may impose additional burdens.

THIRD PARTY REIMBURSEMENT

Our fees are paid directly by our customers rather than through reimbursement from private insurers or governmental entities, such as Medicare or Medicaid. We do not bill the patient, the insurer or other third party payors directly for services provided for hospital inpatients or outpatients. Payment to healthcare providers by third party payors for our services depends substantially upon such payors' reimbursement policies. Consequently, those policies have a direct effect on healthcare providers' ability to pay for our services and an indirect effect on our level of charges.

In recent years, there have been widespread efforts to control healthcare costs in the United States. As an example, the Balanced Budget Act of 1997 aimed to significantly reduce the growth of health insurance expenditures by decreasing provider payments and restructuring payment methods for rehabilitation facilities, home health agencies, skilled nursing facilities and outpatient services. Although the impact of this legislation has been somewhat softened by favorable reimbursement provisions in the Benefits Improvement and Protection Act of 2000, the general effect of the legislative changes has already had a significant adverse financial impact on healthcare providers, particularly nursing homes and home care agencies.

As a result of such legislation, Medicare generally pays for inpatient services under a prospective payment system. Under this system, hospitals are paid a fixed amount for each patient discharged in a certain treatment category or Diagnosis Related Group, or DRG. A pre-determined amount for a DRG covers all inpatient operating costs including equipment, regardless of the services actually provided or the length of the patient's stay. These fixed rates were established by the Centers for Medicare and Medicaid Services, or CMS (formerly the Health Care Financing Administration), and may or may not represent the individual hospitals' actual costs. Nursing homes are also subject to a prospective payment system similar to the system used in hospitals. Under this system, patients are assessed based on their health status. This assessment determines the amount of Medicare reimbursement the facility will receive, regardless of the actual cost to treat the patient. Patients will be periodically reassessed to update their health status code and, therefore, the reimbursement allowed by Medicare. On August 1, 2000, CMS implemented a prospective payment system for hospital outpatient services. CMS also proposed a per-discharge prospective payment system for inpatient rehabilitation hospitals.

As a result of the prospective payment system, the manner in which healthcare facilities incur equipment costs does not impact the level of Medicare reimbursement. We believe that one way healthcare facilities can address these cost containment measures is by converting existing fixed equipment costs to variable costs through outsourcing and equipment management programs.

Hospitals and alternate site providers are also facing increased cost containment pressures from public and private insurers and other managed care providers, such as health maintenance organizations, preferred provider organizations and managed fee-for-service plans, as these organizations attempt to reduce the cost and utilization of healthcare services. We believe that these payors have followed or will follow the federal government in limiting reimbursement through preferred provider contracts, discounted fee arrangements and capitated (fixed patient care reimbursement) managed care arrangements. In addition to promoting managed care plans, employers are increasingly self funding their benefit programs and shifting costs to employees through increased deductibles, co-payments and employee contributions. We believe that these cost reduction efforts will place additional pressures on healthcare providers' operating margins and will encourage efficient equipment management practices, such as use of our Pay-Per-Use(TM) outsourcing and AMPP.

We cannot predict what the continued impact of these reimbursement changes will have on the pricing, profitability or demand for our products and services. We believe it is likely that the efforts by governmental and private payors to contain costs through managed care and other efforts and to reform health systems will continue in the future. We also believe that hospitals will continue to feel pressure to increase cost-containment and cost-efficiency measures, such as converting existing fixed equipment costs to variable costs through outsourcing and equipment management programs.

LIABILITY AND INSURANCE

Although we do not manufacture any movable medical equipment, our business entails the risk of claims related to the outsourcing and sale of movable medical equipment. In addition, our servicing and repair activity with respect to our equipment and our instruction of hospital employees with respect to the equipment's use are additional sources of potential claims. We have not suffered a material loss due to a claim; however, any such claim, if made, could have a material adverse effect on our business, financial condition or results of operations. We maintain general liability coverage, including product liability insurance and excess liability coverage. Both policies are subject to annual renewal. We believe that our current insurance coverage is adequate. There is no assurance, however, that claims exceeding such coverage will not be made or that we will be able to continue to obtain liability insurance at acceptable levels of cost and coverage.

COMPETITION

We believe that the strongest competition to our outsourcing programs is the traditional purchase and lease alternatives for obtaining movable medical equipment. Currently, many acute care hospitals and alternate site providers view outsourcing primarily as a means of meeting short-term or peak supplemental needs, rather than as a long-term alternative to purchase. Although we believe that we can demonstrate the cost-effectiveness of outsourcing movable medical equipment on a long-term per-use basis, we believe that many healthcare providers will continue to purchase a substantial portion of their movable medical equipment.

We have one principal national competitor in the movable medical equipment outsourcing business: MEDIQ/PRN, a subsidiary of MEDIQ, based in Pennsauken, New Jersey. Other competition consists of regional companies and some movable medical equipment manufacturers and dealers who provide equipment outsourcing to augment their movable medical equipment sales. We believe that we can effectively compete with these entities in the geographic regions in which we operate.

EMPLOYEES

We had 765 employees as of December 31, 2001, including 702 full-time and 63 part-time employees. Of such employees, 130 are sales representatives, 115 are technical support personnel, 118 are employed in the areas of corporate and marketing and 402 are district office support personnel.

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

Primarily because of our debt service obligations, we have had a history of net losses. If we continue to incur net losses, this could adversely affect our ability to finance our business in the future. Our net losses of $5.1 million, $5.1 million and $3.6 million for the years ended 1999, 2000 and 2001, respectively, were primarily attributable to interest costs we must pay under the indenture related to our senior notes and our revolving credit facility. We anticipate that our debt service obligations will continue to be substantial and to affect our results of operations in future periods.

We will require substantial cash to operate and expand our business as planned, and failure to obtain needed financing from anticipated sources could impede our growth.

We require substantial cash to operate our outsourcing programs and service our debt. Our outsourcing programs, particularly our AMPP total outsourcing program, require us to invest a significant amount of cash in movable medical equipment purchases. To the extent that such expenditures cannot be funded from our operating cash flow, borrowings under our revolving credit facility or other financing sources, we may not be able to conduct our business or to grow as currently planned. We currently expect that over the next 12 months we will be required to invest approximately $12 million to $14 million to replace existing equipment in our pool and approximately $26 million to $28 million to acquire new equipment to fuel anticipated growth. Upon entering into AMPP agreements, we generally are required to purchase all, or a significant portion, of a customer's movable medical equipment, requiring large portions of such capital expenditures to be made at the commencement of the program. In addition, a substantial portion of our cash flow from operations must be dedicated to servicing our existing debt and there are significant restrictions on our ability to incur additional indebtedness under our existing indenture and revolving credit facility.

We have substantial debt, and we may be required to take action that would adversely affect our business in order to meet our debt service obligations. If we fail to meet those obligations, our secured lenders could take and sell our assets.

We are highly leveraged and will continue to have significant debt. As of December 31, 2001, we have total long term debt of $204.1 million. Our debt service requirements may adversely affect our ability to conduct our business as planned. We may draw down from our revolving credit facility in the future or incur other debt. The degree to which we are leveraged may also have the following effects:

     o a substantial portion of our cash flow from operations must be dedicated to debt service and will not be available for other purposes;

     o a portion of our borrowings are at variable rates of interest, making us vulnerable to increases in interest rates;

     o we may not be able to obtain additional debt financing in the future for working capital, capital expenditures or acquisitions;

     o our flexibility to react to changes in the industry and economic conditions may be limited, and we may be more vulnerable to a downturn in our business or the economy generally; and

     o we may be at a competitive disadvantage to our competitors with less debt.

Borrowings made as part of our February 1998 recapitalization and subsequent acquisitions resulted in a significant increase in our interest expense in 1998, 1999, 2000 and 2001 relative to prior periods, resulting in net losses for those years. Our ability to make cash payments with respect to our senior notes and to satisfy or refinance our other debt obligations will depend upon our future operating performance. If we are unable to generate sufficient cash flow from operations in order to service our debt, we will be forced to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing our debt or seeking equity capital. If we are unable to repay our debt at maturity, we may have to obtain alternative financing, which may not be available to us. The debt under our revolving credit facility is secured by our working capital and our pool of movable medical equipment. If we default on our requirements under our revolving credit facility, our secured lenders could proceed against our working capital or our pool of movable medical equipment.

Our debt agreements significantly restrict our ability to engage in certain activities.

The indenture related to our senior notes and our revolving credit facility each restricts our ability to do the following:

     o    pay cash dividends or make certain other payments;

     o    incur liens;

     o    enter into leases;

     o    incur additional indebtedness;

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

We purchased our movable medical equipment from approximately 100 manufacturers and our disposable medical supplies from approximately 160 suppliers in 2001. Our ten largest suppliers of movable medical equipment, which supplied approximately 73% of our direct movable medical equipment purchases for 2001, were: Baxter Healthcare Corporation; Tyco International, Ltd. (Mallinckrodt and Kendall Healthcare Products Company); Drager Medical Inc.; Datascope Corporation; Siemens Business Services, Inc.; Philips Medical Systems HSG; Abbott Laboratories; Tri-Anim Health Services, Inc.; Respironics, Inc.; and Viasys Healthcare. Adverse developments concerning key suppliers or our relationships with them could force us to seek alternative sources for our movable medical equipment or to purchase such equipment on unfavorable terms. A delay in procuring equipment or an increase in the cost to purchase equipment could limit our ability to provide equipment to our customers on a timely and cost-effective basis.

A substantial portion of our revenues come from customers with whom we do not have long term commitments, and cancellations by or disputes with customers could adversely affect our cash flows and results of operations.

We derived approximately 76% of our outsourcing revenues for the year ended December 31, 2001 from customers with whom we do not have any formal long term commitment to use our programs. Our customers are generally not obligated to outsource our equipment under long-term commitments. In addition, many of our customers do not sign written agreements with us fixing the rights and obligations of the parties regarding matters such as billing, liability, warranty or use. Therefore, we face risks such as fluctuations in usage, inaccurate or false reporting of usage by customers and disputes over liabilities related to equipment use. Some of our AMPP total outsourcing programs with customers, under which we own substantially all of the movable medical equipment that they use and provide substantial staffing resources, are not subject to a written contract and could be terminated by the healthcare provider without notice or payment of any termination fee. Any such termination would have an adverse effect on our revenues and operating results.

We may lose existing customers if we are unable to renew our contracts with Group Purchasing Organizations.

Our past revenue growth and our strategy for future growth depends, in part, on access to the new customers granted by our major contracts with group purchasing organizations, or GPOs, such as Premier, Novation and AmeriNet. The Premier contract expires in 2004, Novation in 2003 and AmeriNet in 2002. In the past, we have been able to renew such contracts. If we are unable to renew or replace our current GPO contracts when they are up for renewal, we may lose the existing business with the customers who are members of such GPOs.

If we were required to write down our goodwill if impaired, our operations and shareholders' equity would be adversely affected.

As described in the notes to our financial statements included elsewhere in this 10-K, we have $35.3 million of goodwill recorded on our balance sheet as of December 31, 2001. Until January 1, 2002, we amortized this goodwill on a straight-line basis over periods ranging from 15 to 40 years. Under new accounting rules, beginning January 1, 2002, we will no longer be able to amortize goodwill on a yearly basis. Instead, we will be required to periodically determine if our goodwill has become impaired, in which case we would be required to write off the impaired portion of goodwill. The amount of goodwill that we would write off in any given year is treated as a charge against operations under generally accepted accounting principles in the United States. If we were required to write off our goodwill, we could incur significant charges against operations, which would adversely affect our results of operations and shareholders' equity.

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

Acquisitions may involve numerous risks, including:

     o difficulties assimilating acquired personnel and integrating distinct business cultures;

     o    diversion of management's time and resources from existing operations;

     o    potential loss of key employees or customers of acquired companies;
          and

     o    exposure to unforeseen liabilities of acquired companies.

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

Our sales growth has been supported by hiring and developing new sales representatives and adding, through acquisitions, established sales representatives whose existing customers generally have become our customers. We have experienced and will continue to experience intense competition for managers and experienced sales representatives. As part of our strategy to grow our business by converting existing customers to our AMPP total outsourcing program, we have recently established a sales team which is specifically focused on and trained for AMPP sales. The success of our outsourcing programs, including AMPP, depends on the relationships developed between our sales representatives and our customers. If sales representatives or members of our AMPP team leave us we risk losing our existing AMPP customers and the capability of convincing other customers to convert to AMPP.

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

We have increased the amount of business we do with home care providers and nursing homes, and these healthcare providers may pose additional credit risks.

We may incur losses in the future due to the bankruptcy filings of our nursing home and home care customers. We derived approximately 20% of our revenues for the year ended December 31, 2000 and 18% of our revenues for the year ended December 31, 2001 from alternate site providers such as home care providers and nursing homes. For the year ended December 31, 1997, we derived only 16% of our revenues from such providers. We expect that we will continue to derive a portion of our revenues from alternative care providers. Such providers may pose additional credit risks, since such providers are generally less financially sound than hospitals. A significant number of nursing home companies in the United States have filed for Chapter 11 bankruptcy protection in the last two years.

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

The healthcare industry is required to comply with extensive and complex laws and regulations at the federal, state and local government levels. While many of these regulations do not directly apply to us, there are some that do, including the Food, Drug and Cosmetics Act, or FDCA, and certain state pharmaceutical licensing requirements. Although we believe we are in compliance with the FDCA, if the FDA expands the reporting requirements under the FDCA, we may be required to comply with the expanded requirements and may incur substantial additional expenses in doing so. With respect to state pharmaceutical licensing requirements, we are currently licensed in eight states and may be required to be licensed in up to 10 additional states. We are currently in the process of obtaining these. Our failure to possess such licenses in these states for our existing operations may subject us to certain additional expenses.

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

ITEM 2: Properties
------------------

We own our Minneapolis, Minnesota district office facility, consisting of approximately 26,000 square feet of office, warehouse, processing and technical repair space. We lease our other district offices, averaging 4,300 square feet, and regional service centers. We lease our executive offices, approximately 17,000 square feet, in Bloomington, Minnesota.

ITEM 3: Legal proceedings
-------------------------

From time to time, we may become involved in litigation arising out of operations in the normal course of business. As of December 31, 2001, we are not a party to any pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results or financial position.

ITEM 4: Submission of matters to a vote of security holders
-----------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

PART II
-------

ITEM 5: Market for registrant's common equity and related stockholder matters
-----------------------------------------------------------------------------

As of December 31, 2001 there were 59 holders of our Common Stock, par value $.01 per share. Our Common Stock is not publicly traded and we have never declared or paid a cash dividend on any class of our Common Stock. We intend to retain earnings for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends in the foreseeable future. Our loan agreements contain certain restrictions on our ability to pay cash dividends on our Common Stock.

As of March 1, 2002, we have 6,246 shares of Series B 13% Cumulative Accruing Pay-In-Kind Preferred Stock (the "Series B Preferred Stock") outstanding, all held by one shareholder. There is no public market for the Series B Preferred Stock. Dividends on the Series B Preferred Stock are payable at the end of each year in the form of additional shares of Series B Preferred Stock. (See "Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources).

On June 29, 2001, we sold 14,000 shares of our Common Stock to Mike Cannizzaro, a member of the Board of Directors, for an aggregate purchase price of $94,000. The sale was completed pursuant to the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"). The proceeds from the sale of such shares were added to our general funds and used for our general corporate purposes.

ITEM 6:  Selected financial data
--------------------------------

The selected financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for and as of each of the years in the five-year period ended December 31, 2001 are derived from the audited financial statements of the Company. The selected financial data presented below are qualified in their entirety by, and should be read in conjunction with, the financial statements and notes thereto and other financial and statistical information included elsewhere in this Form 10-K, including the information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                        Years Ended December 31,
                                                      -------------------------------------------------------------
                                                         2001         2000        1999         1998         1997
                                                      ---------    ---------    ---------    ---------    ---------
                                                                         (dollars in thousands)
Statement of Operations Data:
Revenues:
   Equipment outsourcing ..........................   $ 110,937    $  94,028    $  79,345    $  61,701    $  54,489
   Sales of supplies and equipment, and other .....      14,698       11,977       12,878        7,672        5,586
                                                      ---------    ---------    ---------    ---------    ---------
     Total revenues ...............................     125,635      106,005       92,223       69,373       60,075
Cost of equipment outsourcing and sales:
   Cost of equipment outsourcing ..................      33,576       26,092       22,398       16,312       13,577
   Movable medical equipment depreciation .........      26,441       22,387       18,865       14,432       14,435
   Cost of supplies and equipment sales ...........       7,855        8,147        8,354        4,867        3,838
   Loss on equipment disposal(1) ..................        --           --           --          2,866         --
                                                      ---------    ---------    ---------    ---------    ---------
     Total costs of equipment outsourcing and sales      67,872       56,626       49,617       38,477       31,850
                                                      ---------    ---------    ---------    ---------    ---------
Gross profit ......................................      57,763       49,379       42,606       30,896       28,225
                                                      ---------    ---------    ---------    ---------    ---------
Selling, general and administrative:
   Selling, general and administrative, excluding
     additional retirement benefits and
     terminated initial public offering expenses ..      38,838       33,868       30,570       21,300       18,448
   Additional retirement benefits, including
     $1.2 million of non-cash stock compensation ..       1,553         --           --           --           --
   Terminated initial public offering expenses ....       1,240         --           --           --           --
                                                      ---------    ---------    ---------    ---------    ---------
      Total selling, general and administrative ...      41,631       33,868       30,570       21,300       18,448
Recapitalization and transaction costs (2) ........        --           --           --          5,099        1,719
                                                      ---------    ---------    ---------    ---------    ---------
Operating income ..................................      16,132       15,511       12,036        4,497        8,058
Interest expense ..................................      19,635       20,747       18,012       11,234        3,012
                                                      ---------    ---------    ---------    ---------    ---------
(Loss) income before income taxes and
  extraordinary charge ............................      (3,503)      (5,236)      (5,976)      (6,737)       5,046
Income taxes ......................................          56         (158)      (1,655)      (1,097)       2,347
                                                      ---------    ---------    ---------    ---------    ---------
(Loss) income before extraordinary charge .........      (3,559)      (5,078)      (4,321)      (5,640)       2,699
Extraordinary charge net of deferred tax benefit
  of $474 and $1,300 ..............................        --           --            812        1,863         --
                                                      ---------    ---------    ---------    ---------    ---------
Net (loss) income .................................   $  (3,559)   $  (5,078)   $  (5,133)   $  (7,503)   $   2,699
                                                      =========    =========    =========    =========    =========

                                                                       Years Ended December 31,
                                                     -------------------------------------------------------------
                                                                        (dollars in thousands)
                                                        2001        2000         1999          1998         1997
                                                     ---------    ---------    ---------    ---------    ---------
Other financial data:
EBITDA (3) .......................................   $  48,110    $  43,173    $  35,853    $  22,145    $  24,129
Adjusted EBITDA (4) ..............................      51,196       43,873       35,301       30,317       25,848
Net cash provided by operating activities ........      31,696    $  28,177       15,192    $   9,740       20,001
Net cash used in investing activities ............     (41,511)     (31,504)     (49,441)     (62,896)     (18,026)
Net cash provided by (used in) financing
activities .......................................       9,815        3,327       34,249       53,156       (2,172)
Movable medical equipment expenditures (including
acquisitions) ....................................   $  40,680    $  31,158    $  41,587    $  42,588    $  20,181

Other operating data:
Movable medical equipment (units at end of period)     120,000      101,000       93,000       76,000       56,000
Offices (at end of period) .......................          62           60           56           50           45
Number of hospital customers (at end of period) ..       2,625        2,545        2,325        1,850        1,680
Number of total customers (at end of period) .....       5,570        5,275        4,860        4,450        2,870
Number of AMPP accounts (at end of period) .......          24           19           15           10            9

                                                                          As of December 31,
                                                     -------------------------------------------------------------
                                                                        (dollars in thousands)
                                                        2001        2000         1999          1998         1997
                                                     ---------    ---------    ---------    ---------    ---------
Balance Sheet Data:
Working capital (5) ..............................   $   8,416    $   9,833    $  11,842    $   2,965    $   7,617
Total assets .....................................     196,214      180,070      176,736      144,221       81,186
Total debt .......................................     204,441      193,607      187,462      150,116       33,945
Series B 13% Cumulative Pay-In-Kind Stock ........       8,387        7,236        6,207        5,277         --
Common stock subject to put ......................       3,763         --           --           --           --
Shareholders' equity (deficiency) ................   $ (54,297)   $ (47,319)   $ (41,416)   $ (35,702)   $  33,000

(1) Represents loss on disposal of movable medical equipment that did not meet outsourcing demand expectations.

(2) Reflects expenses, consisting primarily of legal, investment banking and special committee fees, incurred prior to December 31, 1997, by us in the process of exploring strategic alternatives to enhance shareholder value. Expenses subsequent to December 31, 1997 consist primarily of legal, investment banking and severance payments incurred by us related to the recapitalization.

(3) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. Management understands that some industry analysts and investors consider EBITDA to be useful in analyzing the operating performance of a company and its ability to service debt. EBITDA, however, is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to, or more meaningful than, net income as a measure of operating performance or to cash flows from operating, investing or financing activities or as a measure of liquidity. Since EBITDA is not a measure determined in accordance with generally accepted accounting principles and is thus susceptible to varying interpretations and calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. EBITDA does not represent an amount of funds that is available for management's discretionary use.

(4) Adjusted EBITDA reflects EBITDA, adjusted to exclude: the loss on equipment disposal of $2.9 million for the year ended December 31, 1998; management fees to J. W. Childs Associates, L.P. of $292,000, $286,000, $294,000 and $207,000 for years ended December 31, 2001, 2000, 1999 and 1998, respectively; recapitalization
     and transaction costs of $5.1 million for the year ended December 31, 1998; the primarily non-cash charges due to the reissuance of stock options to a retiring employee at exercise prices below the anticipated offering price at June 30, 2001 of $1.6 million; the expenses related to the terminated initial public stock offering of $1.2 million for the year ended December 31, 2001; and legal fees related to an employee settlement of $414,000 for the year ended December 31, 2000. Adjusted EBITDA also excludes an $846,000 gain from the one time sale of equipment in the year ended December 31, 1999. Management understands that some industry analysts and investors consider adjusted EBITDA to be a better indicator of our operating performance and our ability to service debt than EBITDA since it excludes one-time non-recurring expenses or gains. Adjusted EBITDA, however, is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to, or more meaningful than, net income as a measure of operating performance or to cash flows from operating, investing or financing activities or as a measure of liquidity. Since adjusted EBITDA is not a measure determined in accordance with generally accepted accounting principles and is thus susceptible to varying interpretations and calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. Adjusted EBITDA does not represent an amount of funds that is available for management's discretionary use.

(5) Represents total current assets (excluding cash and cash equivalents) less total current liabilities, excluding current portion of long-term debt.

Item 7:  Management's discussion and analysis of financial condition and results
--------------------------------------------------------------------------------
         of operations
         -------------

OVERVIEW

We are a leading nationwide provider of movable medical equipment outsourcing services (excluding bed outsourcing) to the healthcare industry, based on revenues. Our diverse customer base includes more than 2,600 of the 5,800 acute care hospitals nationwide and approximately 2,900 alternative site providers, such as home care providers, nursing homes, surgery centers, subacute care facilities and outpatients centers. We offer our customers a wide range of programs to help them increase productivity while reducing costs. Our principal program is the innovative Pay-Per-Use(TM) program where we charge our customers a per use fee based on daily use of equipment per patient. We also offer other programs where we charge customers an equipment fee on a daily, weekly or monthly basis. Through our Asset Management Partnership Program, or AMPP, we enable customers to outsource substantially all, or a significant portion of, their movable medical equipment needs by providing, maintaining, managing, documenting and tracking that equipment for them. As of December 31, 2001, we had 24 AMPP customers. Our fees are paid directly by our customers rather than through reimbursement from government or other third-party payors.

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

CRITICAL ACCOUNTING POLICIES

The following discussion addresses our critical account policies and financial condition at December 31, 2001, and the results of operations and cash flows for the years ended December 31, 2001, 2000 and 1999.

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to Financial Statements. Areas most critical to us consist of disclosures regarding depreciation of movable medical equipment, amortization of goodwill and other intangibles, valuation of long-lived assets, the carrying amount of financial instruments (including accounts receivable, accounts payable, accrued liabilities and notes payable) and stock-based compensation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amount reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, consequently, actual results could differ from these estimates.

Depreciation of Movable Medical Equipment

Depreciation of movable medical equipment is provided on a straight-line method over the equipment's estimated useful life of seven years. The cost and accumulated depreciation of movable medical equipment retired or sold is eliminated from their respective accounts and the resulting gain or loss is generally recorded as sales of supplies and equipment, and other.

Amortization of Goodwill and Other Intangibles

Goodwill and other intangibles are amortized on a straight-line basis over lives up to 40 years.

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards SFAS No. 142, "Goodwill and other Intangible Assets." SFAS No. 142 primarily addresses the post-acquisition accounting for acquired goodwill and intangible assets. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS No. 142 are: 1) goodwill and indefinite-lived intangible assets will no longer be amortized; 2) goodwill and indefinite-lived intangible assets will be tested for impairment at least annually; and 3) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

We adopted SFAS No. 142 effective January 1, 2002. The principal effect of SFAS No. 142 will be the elimination of goodwill amortization. Although we have not completed an initial impairment test, management does not believe its goodwill has been impaired as of the beginning of fiscal year 2002. See "Recent Accounting Pronouncements" below.

Valuation of Long-Lived Assets

We periodically analyze our long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows on a basis consistent with accounting principals generally accepted in the United States.

Carrying Amount of Financial Instruments

We consider that the carrying amount of financial instruments, including accounts receivable, accounts payable, accrued liabilities and notes payable, approximates fair value. Interest on notes payable is payable at rates which approximate fair value.

Stock-Based Compensation

We measure compensation expense for our stock-based compensation plan using the intrinsic value method. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. We provide disclosure of the effect on net income or loss as if the fair value-based method has been applied in measuring compensation expense.

RECAPITALIZATION, FINANCING AND OTHER TRANSACTIONS

Effective October 5, 2001, our Board of Directors approved a .70-for-one reverse stock split. In addition, we amended our articles of incorporation to include, among other things, a reduction of the authorized shares of common stock to 35,000,000.

In July 2001 we filed a registration statement relating to an initial public offering of our Common Stock. In December 2001 we determined to withdraw the registration statement. In connection with the filing of the registration statement we incurred expenses of approximately $1.2 million.

In February 1998, we completed a recapitalization through the merger of a corporation controlled by J.W. Childs Equity Partners, L.P. with and into us. In connection with the recapitalization our existing shareholders (other than the management investors) received, in consideration for the cancellation of approximately 37.1 million shares of our common stock, $2.21 in cash per share (adjusted for stock splits) or an aggregate amount of approximately $82.1 million. We also cancelled options to purchase approximately 2.3 million shares of common stock for an aggregate of $2.6 million (net of aggregate option price) and rolled over an aggregate of 1,307,432 shares and options to purchase 710,654 shares held by management members and other employees who were continuing after the offering. In addition, we repaid outstanding borrowings of approximately $35.5 million under existing loan agreements, paid fees and expenses of approximately $11.5 million related to the recapitalization, including $3.3 million in severance expense to certain non-continuing members of management of which $0.5 million had already been accrued. To finance the recapitalization, we received an equity contribution of approximately $21.3 million in cash from J.W. Childs Equity Partners, L.P. and its affiliates and from management investors at a price per share of common stock of approximately $2.21 (adjusted for stock splits). In addition, we issued $100.0 million in aggregate principal amount of our senior notes and borrowed approximately $13.5 million under our revolving credit facility. We recognized a tax benefit from the exercise of stock options of approximately $1.0 million, and also effected a 10-for-1 stock split. See
Note 1 of Notes to financial statements filed herewith under Item 14.

In each year since our recapitalization, we have incurred a net loss largely due to interest expense related to servicing our debt. We anticipate we will report a net loss in future periods. In addition, the indenture governing our senior notes and our revolving credit facility each contain restrictions on our ability to engage in certain activities and limitations on capital expenditures.

ACQUISITIONS

Since our 1998 recapitalization, we have made six strategic acquisitions, listed on the table below, that have enabled us to establish a national network of offices.

Company                                       Location                    Date                 Purchase Price
-----------------------------------           -----------------------     --------------       --------------
Home Care Instruments, Inc.                   St. Louis, Missouri         July 1998            $19.3 million
Patient's Choice Healthcare, Inc.             Columbus, Ohio              August 1998          $14.6 million
Medical Rentals Stat, Inc.                    Oklahoma City, Oklahoma     November 1998        $1.8 million
Express Medical Supply, Inc                   Nashville, Tennessee        March 1999           $0.8 million
Vital Choice Medical Systems, Inc.            Fresno, California          October 1999         $5.3 million
Narco Medical Services, Inc.                  Edina, Minnesota            October 2001         $7.8 million

Through the acquisitions, we have increased our market share in existing markets, penetrated new geographic regions, expanded our presence in the alternate site market and added key members to our senior management team.

As part of our growth strategy, we regularly review and evaluate potential acquisition opportunities. On October 25, 2001 we consummated our acquisition of all of the outstanding stock of Narco Medical Services, Inc., for a purchase price of $7.8 million in cash. Narco Medical Services, Inc. outsourced medical equipment and services primarily to rural, acute healthcare providers from seven locations in the Midwest.

RESULTS OF OPERATIONS

The following table provides information on the percentages of certain items of selected financial data compared to total revenues and also indicates the percentage increase or decrease of this information over the prior comparable period.

                                                                Percentage of                     Percentage
                                                                Total Revenues                 Increase (Decrease)
                                                          -------------------------     -------------------------
                                                           Years Ended December 31,     Year Ended     Year Ended
                                                                                        2001 over      2000 over
                                                                                        Year Ended     Year Ended
                                                          2001       2000     1999         2000           1999
                                                          -----     -----     -----     ----------     ----------
Revenues:
  Equipment outsourcing .............................      88.3%     88.7%     86.0%       18.0%          18.5%
  Sales of supplies and equipment, and
      other .........................................      11.7      11.3      14.0        22.7           (7.0)
                                                          -----     -----     -----        ----           ----
    Total revenues ..................................     100.0     100.0     100.0        18.5           14.9
Cost of outsourcing and sales:
  Cost of equipment outsourcing .....................      26.7      24.6      24.3        28.7           16.5
  Movable medical equipment depreciation ............      21.0      21.1      20.4        18.1           18.7
  Cost of supplies and equipment sales ..............       6.3       7.7       9.1        (3.6)          (2.5)
                                                          -----     -----     -----        ----           ----
Gross profit ........................................      46.0      46.6      46.2        17.0           15.9
Selling, general and administrative:
  Selling, general and administrative,
    excluding additional retirement benefits and
    terminated initial public stock offering expenses      30.9      32.0      33.1        14.7           10.8
  Additional retirement benefits, including
    $1.2 million of non-cash stock compensation .....       1.3                             N/M            N/M
  Terminated initial public offering xpenses ........       1.0       --        --          N/M            N/M
                                                          -----     -----     -----        ----           ----
    Total selling, general and administrative .......      33.2      32.0      33.1        22.9           10.8
Interest expense ....................................      15.6      19.5      19.6        (5.4)          15.2
                                                          -----     -----     -----        ----           ----
Loss before income taxes and
   extraordinary charge .............................      (2.8)     (4.9)     (6.5)        N/M            N/M
                                                          -----     -----     -----        ----           ----
Income taxes ........................................       0.0      (0.1)      1.8         N/M            N/M
                                                          -----     -----     -----        ----           ----
Loss before extraordinary charge ....................      (2.8)     (4.8)     (4.7)        N/M            N/M
Extraordinary charge ................................       --        --       (0.9)        N/M            N/M
                                                          -----     -----     -----        ----           ----
Net loss ............................................      (2.8)     (4.8)     (5.6)        N/M            N/M
                                                          =====     =====     =====        ====           ====
EBITDA ..............................................      38.3%     40.7%     38.9%       11.4%          20.4%
Adjusted EBITDA .....................................      40.8      41.4      38.3        16.7           24.4


Fiscal year ended December 31, 2001 compared to fiscal year ended December 31, 2000

Equipment outsourcing revenues

Equipment outsourcing revenues for the year ended December 31, 2001 were $110.9 million, representing a $16.9 million, or 18.0%, increase from outsourcing revenues of $94.0 million for the same period of 2000. The equipment outsourcing revenue increase resulted from growth in our customer base, increase in customer demand, the addition of six new AMPP accounts and the acquisition of Narco Medical Services, Inc. in October 2001.

Sales of supplies and equipment, and other

Sales of supplies and equipment, and other for the year ended December 31, 2001 were $14.7 million, representing a $2.7 million, or 22.7%, increase from sales of supplies and equipment, and other of $12.0 million for the same period of 2000. This increase was mainly attributable to the service revenue generated as a result of the acquisition of Narco Medical Services, Inc on October 25, 2001. Overall, sales of disposables were consistent with the prior year.

Cost of equipment outsourcing

Cost of equipment outsourcing for the year ended December 31, 2001 was $33.6 million, representing a $7.5 million, or 28.7%, increase from cost of equipment outsourcing of $26.1 million for the same period of 2000. For the year of 2001, cost of equipment outsourcing, as a percentage of equipment outsourcing revenues, increased to 30.3% from 27.7% for the same period of 2000. This increase was the result of increased equipment repair related expenses, increased rent expense from new office openings, new vehicle leases for delivery of equipment, AMPP support personnel added during the year and other costs incurred to generate revenue growth.

Movable medical equipment depreciation

Movable medical equipment depreciation for the year ended December 31, 2001 was $26.4 million, representing a $4.0 million, or 18.1%, increase from movable medical equipment depreciation of $22.4 million for the same period of 2000. This increase was a result of current year movable medical equipment additions of over $40 million. For the years of 2001 and 2000, movable medical equipment depreciation, as a percentage of equipment outsourcing revenues, remained constant at 23.8%.

Gross profit

Total gross profit for the year ended December 31, 2001 was $57.8 million, representing a $8.4 million, or 17.0%, increase from total gross profit of $49.4 million for the same period of 2000. For the year of 2001, total gross profit, as a percentage of total revenues, decreased to 46.0% from 46.6% for the same period of 2000. The decrease in gross profit is due to outsourcing revenue growth offset by the increase in cost of equipment outsourcing percentage discussed above.

Gross profit on equipment outsourcing revenue represents equipment outsourcing revenues reduced by the cost of equipment outsourcing and movable medical equipment depreciation. Gross profit on outsourcing revenue for the year of 2001 decreased to 45.9% from 48.4% for the same period of 2000. This decrease was due to the cost of equipment outsourcing growing faster than equipment outsourcing revenues.

Gross margin on sales of supplies and equipment, and other for the year of 2001 increased to 46.6% from 32.0% for the same period of 2000. This is a result of increased emphasis on higher margin sales and increased service revenue, as discussed above.

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended December 31, 2001 were $38.8 million, representing a $4.9 million, or 14.7%, increase from $33.9 million for the same period of 2000. The increase for the year is the result of incentive payouts due to above target performance, employee salaries and benefits, higher medical and workers compensation insurance expenses and increased pension costs. Selling, general and administrative expenses as a percentage of total revenue decreased to 30.9% from 32.0% for the same period of 2000 as a result of total revenues growing faster than selling, general and administrative expenses.

Additional retirement benefits were $1.6 million for 2001, inclusive of $1.2 million of non-cash stock compensation primarily related to the granting of stock options to a retiring employee below the estimated fair market value.

The aggregate expenses related to the filing of our registration statement in 2001 were $1.2 million. In December 2001 we decided to terminate the offering. See "Recapitalization, Financing and Other Transactions."

EBITDA

EBITDA for the year of 2001 was $48.1 million, representing a $4.9 million, or 11.4%, increase from $43.2 million for the year of 2000. EBITDA as a percentage of total revenue for the year of 2001 decreased to 38.3% from 40.7% for the year of 2000 as a result of the additional retirement benefits and terminated initial public offering expenses.

Adjusted EBITDA

Adjusted EBITDA for the year ended December 31, 2001 was $51.2 million, representing a $7.3 million, or 16.7%, increase from $43.9 million for the same period in 2000. Adjusted EBITDA excludes from EBITDA the management fees to J.W. Childs Associates, L.P. in 2000 and 2001, an employee legal settlement in 2000 and terminated initial public offering and additional retirement benefit expenses in 2001. Adjusted EBITDA as a percentage of total revenue decreased for the year of 2001 to 40.8% from 41.4% for same period in 2000. Adjusted EBITDA as a percentage of total revenue decreased for the year as a result of the revenue mix associated with the acquisition of Narco Medical Services, Inc. Higher insurance costs, increased rent expense from new office openings and other costs incurred to generate revenue growth also contributed to the reduction.

Interest expense

Interest expense for the year ended December 31, 2001 was $19.6 million, representing a $1.1 million, or 5.4%, decrease from interest expense of $20.7 million for the same period of 2000. This decrease primarily reflects lower interest rates in 2001 over 2000 partially offset by an increase in debt. Average borrowings increased from $195.3 million for the year of 2000 to $200.8 million for the year of 2001.

Income taxes

Our effective income tax rate for 2001 was 1.6% compared to a statutory federal income tax rate of 34.0%. Tax expense for 2001 consists of minimum state taxes. We did not have any federal tax or benefit for the year, as net operating losses generated for 2001 were fully offset by a valuation allowance.

Net loss

We incurred a net loss of $3.6 million in 2001, representing a $1.5 million, or 30.0%, decrease from a net loss of $5.1 in 2000. The current year net loss primarily reflects interest expense related to our debt service obligations, the additional retirement benefits and the terminated initial public stock offering expenses.

Fiscal year ended December 31, 2000 compared to fiscal year ended December 31, 1999

Equipment outsourcing revenues

Equipment outsourcing revenues for the year ended December 31, 2000 were $94.0 million, representing a $14.7 million, or 18.5%, increase from outsourcing revenues of $79.3 million for the same period of 1999. Assuming the acquisition of Vital Choice Medical Systems, Inc. occurred on January 1, 1999 rather than in October 1999, equipment outsourcing revenues would have increased 15.8% in 2000, compared to 1999. The outsourcing revenue increase in 2000 resulted from approximately $31.2 million in outsourcing equipment additions, more efficient utilization of existing equipment and growth in our customer base. The strong growth in outsourcing revenues was partially offset by price concessions to certain group purchasing organizations, or GPOs, to achieve preferred vendor relationships. These GPO agreements started during the first quarter of 1999 and are for terms of two to three years.

Sales of supplies and equipment, and other

Sales of supplies and equipment, and other for the year ended December 31, 2000 were $12.0 million, representing a $0.9 million, or 7.0%, decrease from sales of supplies and equipment, and other of $12.9 million for the same period of 1999. This decrease reflects a prior year one-time equipment sale resulting in a gain of $846,000. Sales of disposables were consistent with the prior year.

Cost of equipment outsourcing

Cost of equipment outsourcing for the year ended December 31, 2000 was $26.1 million, representing a $3.7 million, or 16.5%, increase from cost of equipment outsourcing of $22.4 million for the same period of 1999. These results were in line with the increase in equipment outsourcing revenues supplemented by cost efficiencies. For the year of 2000, cost of equipment outsourcing, as a percentage of equipment outsourcing revenues, decreased to 27.7% from 28.2% for the same period of 1999. This decrease was a result of improved equipment productivity and operating efficiencies.

Movable medical equipment depreciation

Movable medical equipment depreciation for the year ended December 31, 2000 was $22.4 million, representing a $3.5 million, or 18.7%, increase from movable medical equipment depreciation of $18.9 million for the same period of 1999. This increase was a result of current year movable medical equipment additions of over $31.2 million. For the years of 2000 and 1999, movable medical equipment depreciation, as a percentage of equipment outsourcing revenues, remained constant at 23.8%.

Gross profit

Total gross profit for the year ended December 31, 2000 was $49.4 million, representing a $6.8 million, or 15.9%, increase from total gross profit of $42.6 million for the same period of 1999. For the year of 2000, total gross profit, as a percentage of total revenues, increased to 46.6% from 46.2% for the same period of 1999. The increase in gross profit was due to equipment outsourcing revenue growth partially offset by the cost of equipment outsourcing percentage decrease discussed above.

Gross profit on equipment outsourcing revenue represents equipment outsourcing revenues reduced by the cost of equipment outsourcing and movable medical equipment depreciation. Gross profit on outsourcing revenue for the year of 2000 increased to 48.4% from 48.0% for the same period of 1999. This increase was due to improved operating efficiencies.

Gross margin on sales of supplies and equipment, and other for the year of 2000 decreased to 32.0% from 35.1% for the same period of 1999. This decrease in sales gross margin reflects a one-time equipment sale in 1999 discussed above.

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended December 31, 2000 were $33.9 million, representing a $3.3 million, or 10.8%, increase from $30.6 million for the same period of 1999. The increase for the year is primarily due to higher medical, auto and workers compensation insurance expenses, the impact of the promotional employee incentive plan and the impact of GPO administrative fees. Selling, general and administrative expenses as a percentage of total revenue for the year of 2000 decreased to 32.0% from 33.1% for the same period in 1999 predominately resulting from minimum growth in employee count in the selling, general and administrative area.

EBITDA

EBITDA for the year of 2000 was $43.2 million, representing a $7.3 million, or 20.4%, increase from $35.9 million for the year of 1999. EBITDA as a percentage of total revenue for the year of 2000 increased to 40.7% from 38.9% for the year of 1999.

Adjusted EBITDA

Adjusted EBITDA for the year ended December 31, 2000 was $43.9 million, representing a $8.6 million, or 24.4%, increase from $35.3 million for the same period in 1999. Adjusted EBITDA excludes from EBITDA the management fees to J.W. Childs Associates, L.P. in 1999 and 2000, a gain from the one time sale of equipment in 1999 and an employee legal settlement in 2000. Adjusted EBITDA as a percentage of total revenue increased for the year of 2000 to 41.4% from 38.3% for same period in 1999.

Interest expense

Interest expense for the year ended December 31, 2000 was $20.7 million, representing a $2.7 million, or 15.2%, increase from interest expense of $18.0 million for the same period of 1999. This increase primarily reflects incremental borrowings associated with capital equipment additions combined with higher interest rates in 2000 compared to 1999. Average borrowings increased from $180.4 million for the year of 1999 to $195.3 million for the year of 2000.

Income taxes

Our effective income tax rate for 2000 was a benefit of 3.0% compared to a statutory federal income tax rate of 34.0%. This tax benefit is primarily due to our net loss and the establishment of a valuation allowance related to our net deferred tax asset primarily resulting from net operating loss carryforwards.

Net loss

We incurred net losses for the years of 2000 and 1999 of $5.1 million. These net losses primarily reflect interest expense related to our debt service obligations.

LIQUIDITY AND CAPITAL RESOURCES

During the years ended December 31, 1999, 2000 and 2001, net cash flows provided by operating activities were $15.2 million, $28.2 million and $31.7 million, respectively. Net cash flows used in investing activities were $49.4 million, $31.5 million and $41.5 million in 1999, 2000 and 2001, respectively. Net cash flows provided by financing activities were $34.2 million, $3.3 million and $9.8 million in 1999, 2000 and 2001, respectively.

Historically, we have financed our equipment purchases primarily through internally generated funds and borrowings under our revolving credit facility. As an asset intensive business, we need continued access to capital to support the acquisition of equipment for outsourcing to our customers. We purchased and received $41.6 million, $31.2 million and $40.7 million of outsourcing equipment in 1999, 2000 and 2001, respectively.

Our principal sources of liquidity are expected to be cash flows from operating activities and borrowings under our revolving credit facility. It is anticipated that our principal uses of liquidity will be to fund capital expenditures related to purchases of movable medical equipment, provide working capital, meet debt service requirements and finance our strategic plans.

In connection with our 1998 recapitalization, we issued $100.0 million of our senior notes. In January 1999, we issued an additional $35.0 million of our senior notes. The senior notes earn interest at a rate of 10.25% per year, payable on March 1 and September 1 of each year. In October 1999, we extinguished our prior revolving credit facility and entered into a new $77.5 million revolving credit facility. In October 2001, we expanded our revolving credit facility to $87.5 million, primarily to fund the acquisition of Narco Medical Services, Inc. Interest on loans outstanding under our revolving credit facility is payable at a rate per annum, selected at our option, equal to the base rate margin (which is the banks' base rate plus 1.50%) or the adjusted eurodollar rate margin (which is the adjusted eurodollar rate plus 2.75%). The revolving credit facility, which terminates on October 31, 2004, contains certain covenants including restrictions and limitations on dividends, capital expenditures, liens, leases, incurrence of debt, transactions with affiliates, investments and certain payments, and on mergers, acquisitions, consolidations and asset sales. As of December 31, 2001, we had outstanding $135.0 million of our senior notes and had borrowed $71.9 million under our revolving credit facility.

On August 17, 1998, we issued 6,000 shares of our Series A 12% Cumulative Convertible Accruing Pay-In-Kind Preferred Stock to an affiliate of J.W. Childs Equity Partners, L.P., the holder of approximately 78% of our common stock, for an aggregate price of $6.0 million. On December 18, 1998, we redeemed our series A preferred stock with proceeds of $6.3 million from the sale to an insurance company of 6,246 shares of our series B preferred stock together with a warrant to purchase 245,000 shares of our common stock.

We believe that, based on current levels of operations and anticipated growth, our cash from operations, together with our other sources of liquidity, including borrowings available under the revolving credit facility, will be sufficient over the term of the agreement to fund anticipated capital expenditures and make required payments of principal and interest on our debt, including payments due on notes and obligations under the revolving credit facility. We believe that our ability to repay the notes and amounts outstanding under the revolving credit facility at maturity will require additional financing. There can be no assurance, however, that any such financing will be available at such time to us, or that any such financing will be on terms favorable to us.

Our expansion and acquisition strategy may require substantial capital, and no assurance can be given that sufficient funding for such acquisitions will be available under our revolving credit facility or that we will be able to raise any necessary additional funds through bank financing or the issuance of equity or debt securities on terms acceptable to us, if at all.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and other Intangible Assets." The most significant changes made by SFAS No. 141 are: 1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and 2) establishing specific criteria for the recognition of intangible assets separately from goodwill. Goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the nonamortization and amortization provisions of this statement.

SFAS No. 142 primarily addresses the post-acquisition accounting for acquired goodwill and intangible assets. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS No. 142 are: 1) goodwill and indefinite-lived intangible assets will no longer be amortized; 2) goodwill and indefinite-lived intangible assets will be tested for impairment at least annually; and 3) the amortization period of intangible assets with finite lives will no longer be limited to 40 years.

We adopted certain provisions of SFAS No. 141 effective July 1, 2001. SFAS No. 142 and the entire provisions of SFAS No. 141 were adopted effective January 1, 2002. These standards only permit prospective application of the new accounting; accordingly, adoption of these standards will not affect previously reported financial information. The principal effect of SFAS No. 142 will be the elimination of goodwill amortization. We estimate the impact of not amortizing historical goodwill to be a benefit of approximately $2.7 million for the year ended December 31, 2002. Although we have not completed the initial impairment test, management does not believe its goodwill has been impaired as of the beginning of fiscal year 2002.

The FASB recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Upon initial recognition of a liability for an asset retirement obligation, an entity shall capitalize an asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.

The FASB recently issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 retains and expands upon the fundamental provisions of existing guidance related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. We will adopt the provisions of SFAS No. 144 in 2002.

Although we have not completed our analysis of SFAS No. 143 and No. 144, we do not expect the implementation of these pronouncements to have a significant impact on operations.

ITEM 7A:  Quantitative and qualitative disclosures about market risk
--------------------------------------------------------------------

Our primary exposure to market risk is interest rate risk associated with our debt instruments. We use both fixed and variable rate debt as sources of financing. At December 31, 2001 we had approximately $206,900,000 of total debt outstanding, of which $71,900,000 was bearing interest at variable rates approximating 4.8%. A 2.0% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $1,305,000 for 2001, $1,240,000 for 2000, and $2,200,000 for 1999, respectively. We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of December 31, 2001, we had no other significant material exposure to market risk.

ITEM 8:  Financial statements and supplementary data
----------------------------------------------------

Financial Statements

Quarterly Results

The following table sets for the certain unaudited quarterly financial data for 2001 and 2000. In our opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set for the therein. The operating results for any one quarter are not necessarily indicative of results for any future period.

                    Selected Quarterly Financial Information
                                   (Unaudited)
                             (dollars in thousands)

                                                                   Year Ended December 31, 2001
                                                       ---------------------------------------------------
                                                       March 31     June 30    September 30    December 31
                                                       --------     --------   ------------    -----------
Total revenues .....................................   $ 30,869     $ 29,992     $ 30,100       $ 34,674
Gross profit .......................................   $ 15,067     $ 13,847     $ 13,386       $ 15,463
Gross margin .......................................       48.8%        46.2%        44.5%          44.6%
Net income (loss) ..................................   $    330     $ (2,020)    $   (745)      $ (1,124)
EBITDA .............................................     13,085       10,761       12,026         12,238
Adjusted EBITDA ....................................     13,157       12,391       12,082         13,566
Net cash provided by operating activities ..........      3,551        9,587        5,494         13,064
Net cash used in investing activities ..............     (7,936)      (6,145)      (9,469)       (17,961)
Net cash provided by (used in) financing activities    $  4,385     $ (3,442)    $  3,975       $  4,897

                                                                   Year Ended December 31, 2000
                                                       ---------------------------------------------------
                                                       March 31     June 30    September 30    December 31
                                                       --------     --------   ------------    -----------
Total revenues .....................................   $ 26,890     $ 25,055     $ 26,099       $ 27,961
Gross profit .......................................   $ 13,026     $ 11,530     $ 11,873       $ 12,950
Gross margin .......................................       48.4%        46.0%        45.5%          46.3%
Net loss ...........................................   $   (413)    $ (2,174)    $ (2,161)      $   (330)
EBITDA .............................................     11,088        9,751       10,218         12,116
Adjusted EBITDA ....................................     11,155        9,827       10,291         12,600
Net cash provided by operating activities ..........      5,207       10,932        3,037          9,001
Net cash used in investing activities ..............     (9,673)      (5,034)      (9,140)        (7,657)
Net cash provided by (used in) financing activities    $  4,466     $ (5,898)    $  6,103       $ (1,344)

The report of the independent Accountants, Financial Statements and Schedules are set forth on pages F-1 to F-22 of this report.


ITEM 9:  Changes in and disagreements with accountants on accounting and
------------------------------------------------------------------------
         financial disclosure
         --------------------

None

PART III
--------

ITEM 10: Directors and executive officers of the registrant
-----------------------------------------------------------

The following table sets forth our executive officers and directors, their ages and the positions currently held by them:

Name                        Age  Position
----                        ---  --------
David E. Dovenberg .......  57   Chairman, President and Chief Executive Officer

Robert H. Braun ..........  50   Senior Vice President, Sales and Marketing

John A. Gappa ............  42   Senior Vice President Finance and
                                 Chief Financial Officer

Jeffrey L. Singer ........  40   Senior Vice President, Purchasing &
                                 Logistics

Andrew R. Amicon .........  41   Senior Vice President, National Accounts and
                                 Disposable Sales

Michael R. Johnson .......  43   Senior Vice President, Administration

Gerald L. Brandt .........  52   Vice President, Internal Audit

Timothy R. Travis ........  45   Vice President, Equipment Lifecycle Services

Michael N. Cannizzaro ....  52   Director

Samuel B. Humphries ......  59   Director

Steven G. Segal ..........  41   Director

Edward D. Yun ............  34   Director

David E. Dovenberg has been President and Chief Executive Officer since our 1998 recapitalization and Chairman of our Board of Directors since July 2001. He joined us in 1988 as Vice President, Finance and Chief Financial Officer. Prior to joining us, he had been with The Prudential Insurance Company of America since 1969. From 1979 to 1988, he was a regional Vice President in the area of corporate investments in private placements for Prudential Capital Corporation. He is a member of the Healthcare Financial Management Association. He is also a member of the Board of Directors of Lund International Holdings, Inc., a publicly traded manufacturer of appearance accessories for light trucks, sport utility vehicles and vans.

Robert H. Braun has been Senior Vice President of Sales and Marketing since 1999 and prior to that was Vice President of Sales and Marketing from 1998 to 1999. He joined us in 1975. He has held multiple sales management positions, including Account Manager, National Accounts Manager, and Division Manager-North Central, which culminated in his promotion to Director of Rental and Sales, West, in 1996.

John A. Gappa has been Senior Vice President and Chief Financial Officer since 1999. Prior to joining us, Mr. Gappa served five years as Senior Vice President, Reimbursement and Chief Financial Officer for McKesson's Extended Care division, formerly known as Red Line HealthCare Corporation. He also held additional positions during his nine years at Red Line including Director of Operations, Division Controller and Director of Planning and Analysis. Prior to joining Red Line in 1991, he held a variety of financial management positions at The Pillsbury Company from 1982 to 1991.

Jeffrey L. Singer has been Senior Vice President, Purchasing & Logistics since 2001. From 1999 to 2001, he was Vice President, Purchasing and Logistics and prior to that was Vice President of Alternate Care--West from 1998 to 1999. Prior to joining us, he was Chief Executive Officer of Home Care Instruments, Inc. from 1991 to 1998, and held various other positions at HCI from 1986 to 1991.

Andrew R. Amicon has been Senior Vice President of National Accounts and Disposable Sales since 2001. From 1999 to 2001, he was Vice President of National Accounts and Disposable Sales and prior to that was Vice President, Alternate Care--East from 1998 to 1999. Prior to joining us, he was founder and Chief Executive Officer of Patient's Choice Healthcare, Inc. from 1990 to 1998.

Michael R. Johnson has been Senior Vice President of Administration since 2001. From 1998 to 2001, he was Vice President of Administration. From 1990 to 1998, Mr. Johnson served as Director, Human Resources/Administration. Prior to that, he was an Instructor in the Training and Development Department, followed by a promotion to Training Manager in 1984 and to Human Resources Manager in 1989. He joined us in 1978.

Gerald L. Brandt, C.P.A. has been Vice President of Internal Audit since February 2002 and was Vice President of Finance and Controller from 1999 to 2001. Prior to that he was Vice President of Finance, Chief Financial Officer from 1998 to 1999. He joined us in 1978 as Manager of Accounting, and was promoted to Director of Finance and Accounting in 1994. He is a member of the Minnesota State Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

Timothy R. Travis has been Vice President of Equipment Life Cycle since 2001. Prior to joining us, he was General Manager for Narco Medical Services, Inc. from 1994 to 2001, and held various other positions at Narco Medical Services, Inc. from 1985 to 1994.

Michael N. Cannizzaro has been a director since May 2001. He is an Operating Partner of J.W. Childs Associates, L.P. Prior to that, he was President and Chief Executive Officer of Beltone Electronics Corporation from 1998 to 2000. Prior to that, he was President of Caremark International's Prescription Service Division from 1994 to 1997; Vice President, Business Development of Caremark's Nephrology Service Division from April 1994 to September 1994; and President of Leica North America from 1993 to 1994. Prior to that, he held numerous positions in general management at Baxter Healthcare Corporation from 1976 to 1993, including the position of President of four different divisions. He is also a director of National Nephrology Associates, Inc. and Insight Health Service Corporation.

Samuel B. Humphries has been a director since April 1998 and served as a director from 1991 to February 1998. He is Managing Director of The Executive Advisory Group. He also is Managing Director and on the board of Ascent Medical Technology Fund. Prior to that he was President and Chief Executive Officer of American Medical Systems from 1988 to 1991 and from 1998 to 1999, and President and Chief Executive Officer of Optical Sensors Inc. from 1991 to 1998. He is also a director of LifeSpex Medical, MicroNet Medical Inc., Urometrics Medical Inc. and Inlet Medical Inc.

Steven G. Segal has been a director since February 1998. He is a Partner of J.W. Childs Associates, L.P. and has been at Childs since 1995. Prior to that time, he was an executive at Thomas H. Lee Company from 1987, most recently holding the position of Managing Director. He is also a director of Jillian's Entertainment Corp., National Nephrology Associates, Inc., Insight Health Services Corporation, The NutraSweet Company and is Chairman of the Board of Empire Kosher Poultry, Inc.

Edward D. Yun has been a director since February 1998. He is a Partner of J.W. Childs Associates, L.P. and has been at Childs since 1996. From 1994 until 1996 he was an Associate at DLJ Merchant Banking, Inc. He is also a director of Jillian's Entertainment Corp., Pan Am International Flight Academy, Inc., National Nephrology Associates, Inc., Equinox Holdings, Inc., Chevys, Inc., Hartz Mountain Corporation and Insight Health Services, Inc.

BOARD COMMITTEES

Compensation Committee. Our board of directors has a compensation committee consisting of certain of our directors. The current members of the compensation committee are Samuel B. Humphries and Steven G. Segal. Mr. Humphries is the chairman. Our compensation committee makes recommendations to the board of directors concerning executive compensation and administers our stock option plans.

Audit Committee. Our audit committee consists of certain of our directors. The current members of the audit committee are Samuel B. Humphries, Edward D. Yun and Michael N. Cannizzaro. Mr. Humphries is the chairman. Our audit committee is responsible for reviewing the adequacy of our system of internal accounting controls; reviewing the results of the independent accountants' annual audit, including any significant adjustments, management judgments and estimates, new accounting policies and disagreements with management; reviewing our audited financial statements and discussing the statements with management; reviewing the audit reports submitted by the independent accountants; reviewing disclosures by independent accountants concerning relationships with our company and the performance of our independent accountants and annually recommending independent accountants; adopting and annually assessing our charter; and preparing such reports or statements as may be required by securities laws.

Under current rules of public trading markets, such as NASDAQ and the New York Stock Exchange, our current audit committee would likely not be deemed independent, since two of our audit committee members are associated with J.W. Childs Associates, L.P.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mr. Segal, a member of our compensation committee, is a party to the stockholders' agreement governing aspects of the relationship among our shareholders and their ownership of our common stock and is an affiliate of J.W. Childs Equity Partners, L.P., which is also a party to the stockholders' agreement. Mr. Segal is also an affiliate of J.W. Childs Associates, L.P., which has entered into the management agreement with us. For a description of such arrangements and agreements, see "Certain relationships and related transactions," below.

LIMITATION ON LIABILITY AND INDEMNIFICATION MATTERS

Delaware law and our certificate of incorporation and bylaws provide that we shall, under certain circumstances and subject to certain limitations, indemnify any person made or threatened to be made a party to a proceeding by reason of that person's former or present official capacity with us against judgments, penalties, fines, settlements and reasonable expenses. Any such person also is entitled, subject to limitations, to payment or reimbursement of reasonable expenses in advance of the final disposition of the proceeding.

Pursuant to provisions of the Delaware General Corporation Law, we have adopted provisions in our certificate of incorporation that provide that our directors shall not be personally liable to us or our stockholders for monetary damages for a breach of fiduciary duty as a director, subject to exceptions.

At present, we are aware of no pending litigation or proceeding involving any of our directors, officers, employees or agents where indemnification will be required or permitted. We are not aware of any threatened litigation or proceeding that might result in a claim for indemnification.

ITEM 11: Executive compensation
-------------------------------

Director Compensation

Each non-employee director who is not affiliated with J.W. Childs Associates, L.P., receives a fee of $1,000 for each board meeting attended, and $500 for each committee meeting attended.

The following table sets forth information regarding executive compensation with respect to our chief executive officer and the other four most highly compensated executive officers for the last three completed fiscal years.

Summary compensation table

                                                                      Long-Term
                                                                     Compensation
                                      Annual compensation            ------------
                                -------------------------------         Awards
                                                                         stock
                                                                        options            All other
Name and principal position     Year     Salary        Bonus(1)        (shares)(2)      compensation(3)
---------------------------     ----   ---------      ---------      -------------      ---------------
David E. Dovenberg              2001   $ 234,862      $ 151,600             --             $ 5,250
  Chairman, Chief Executive     2000     226,062        113,400             --             $ 5,100
  Officer and President         1999     226,266         40,000             --               4,800

John A. Gappa                   2001     175,784        118,000             --               5,250
  Senior Vice President &       2000     170,241         90,200         35,000               3,930
  Chief Financial Officer       1999      19,617         30,000         78,701                  --

Robert H. Braun                 2001     163,687        116,800             --               4,870
  Senior Vice President of      2000     155,039         85,800             --               4,602
  Sales & Marketing             1999     146,253         28,000          7,000               4,341

Jeffrey L. Singer               2001     149,165         98,350             --               2,627
  Senior Vice President of      2000     136,312         76,200             --               2,625
  Purchasing & Logistics        1999     134,737         22,000             --               2,500

Andrew R. Amicon                2001     141,304         97,260             --               4,042
  Senior Vice President,        2000     136,313         70,800             --               3,988
  National Accounts &           1999     144,467         16,000             --               4,143
  Disposable Sales


(1) The amounts shown in this column represent annual bonuses earned for the fiscal year indicated. Such bonuses are paid shortly after the end of such fiscal year.

(2) The stock options shown in this column for 2001, 2000 and 1999 were all granted pursuant to our 1998 Stock Option Plan. For a discussion of the material terms of the options granted in 2001, 2000 and 1999 under the 1998 Stock Option Plan, see "Management--Benefit Plans."

(3) The amounts shown in this column represent contributions by us for the named executive officers to the UHS Employees' Thrift and Savings Plan for the fiscal year indicated.

Options

We made no option grants during the year ended December 31, 2001 to our chief executive officer or any of the executive officers named in the "Summary compensation table" above.

Aggregate option exercises during the most recently completed fiscal year and fiscal year-end option values

                              Shares                        Number of unexercised                Value of unexercised
                             acquired                             options at                    in-the-money options at
                                on         Value               December 31, 2001                  December 31, 2001(1)
Name                         exercise    realized        Exercisable       Unexercisable    Exercisable      Unexercisable
----                         --------    --------        -----------       -------------    -----------      -------------
David E. Dovenberg               --          --            405,059            209,651       $3,179,592        $1,428,105
John A. Gappa                    --          --             15,252             98,449           67,132           433,315
Robert H. Braun                  --          --             31,758            109,578          213,945           745,894
Jeffrey L. Singer                --          --             19,156             43,804           98,542           225,342
Andrew R. Amicon                 --          --             19,156             43,804           98,542           225,342

(1) Based on the fair market value of our common stock, as of December 31, 2001, of $9.13 as determined by our board of directors and the exercise price.

Pension plan

The following table sets forth various estimated maximum annual pension benefits under our qualified non-contributory defined benefit pension plan on a straight life annuity basis, based upon Social Security benefits now available, and assuming retirement and specified remuneration and credited years of service. Amounts shown are subject to Social Security offset pursuant to the terms of our plan.

                                     Credited years of service
                           -----------------------------------------------
           Compensation       5           10            20           30
           ------------    -------     --------      --------     --------
           $100,000 ...... $ 6,000      $12,500       $24,500      $31,000
            125,000 ......   8,000       16,500        32,500       41,000
            150,000 ......  10,000       20,500        40,500       51,000
            200,000 ......  11,000       22,000        44,000       55,000
            300,000 ......  11,000       22,000        44,000       55,000

A participant's remuneration covered by the pension plan is his average salary for the five consecutive plan years in which the participant received his highest average compensation, subject to a $170,000 cap in 2001. As of December 31, 2001, Messrs. Dovenberg, Gappa, Braun, Singer and Amicon had 13.7, 2.1, 26.4, 3.5 and 3.5 credited years of service, respectively, under the pension plan.

Severance plan

We have adopted a severance plan for our President and each Senior Vice President and Vice President (excluding Mr. Dovenberg and Mr. Gappa, whose severance arrangements are contained in their employment agreements), which entitles them to certain payments in the event of a termination of employment with us, excluding termination for cause and voluntary resignation other than for good reason (as defined in the plan). Upon a qualifying termination, the executive will continue to receive, as severance, payment of his or her base salary and medical and dental benefits for 12 months. If the executive finds other employment prior to the 12 month anniversary of termination, the base salary will be reduced by the value of the compensation received from the new employer during that 12-month period and the medical and dental benefits will be discontinued if comparable benefits are provided by the new employer through the end of that 12-month period. If the executive's termination was due to resignation for good reason, the executive will also receive a prorated portion of the bonus earned for the then current fiscal year. The severance payments are subject to the executive's execution of a general release and other agreements containing confidentiality, noncompetition and nonsolicitation obligations. As long as Mr. Dovenberg's and Mr. Gappa's employment agreements are still in force, their respective severance arrangements are included in their employment agreement rather than being governed by the severance plan. The severance plan may be modified by our chief executive officer and our board of directors.

EMPLOYMENT AGREEMENTS

We have an employment agreement with David E. Dovenberg for a three year term expiring July 26, 2004, subject to automatic one-year renewals, unless terminated by either party. Under the agreement, Mr. Dovenberg is entitled to an annual base salary of $243,000, subject to annual adjustments based on changes in the consumer price index and board of directors review, a bonus of up to 200% of such annual base salary, based on achievement of financial targets and stock options that vest upon achievement of financial measures. We will continue to pay Mr. Dovenberg his base salary and provide his benefits for a period of 18 months from the date of termination in the event that his employment is:

     o    terminated by us without cause;

     o    terminated because of death or disability;

     o    terminated by him for good reason (as defined in the agreement); or

     o not renewed on expiration of the initial term of the employment agreement or the first one-year renewal term.

Payments and benefits under the agreement to Mr. Dovenberg within this 18-month period would be reduced by the value of the compensation from Mr. Dovenberg's subsequent employment during this 18-month period. If Mr. Dovenberg's employment is terminated for cause or he resigns without good reason, he will not be entitled to any benefits or payments that would otherwise be due to him under the agreement, other than payments for services previously rendered. In addition, the agreement contains confidentiality, noncompetition and nonsolicitation provisions.

In addition to the agreement with Mr. Dovenberg, we have an employment agreement with John A. Gappa expiring on November 15, 2002, subject to automatic one-year renewals, unless terminated by either party. Under the agreement, Mr. Gappa is entitled to an annual base salary of $170,000, subject to annual adjustments based on changes in the consumer price index and board of directors review, and a bonus of up to 100% of his annual base salary based on achievement of financial targets. Under the agreement, if Mr. Gappa's employment is terminated by reason of death or disability, Mr. Gappa, or his legal representatives, will be entitled to continued payment of salary and benefits for a six-month period from the date of termination. If Mr. Gappa's employment is terminated by us without cause or by him for good reason (as defined in the agreement), he will be entitled to a prorated bonus for the fiscal year in which the termination occurred, and to continued payment of his base salary for a 12-month period from the date of termination. Payments and benefits under the agreement to Mr. Gappa within this 12-month period would be reduced by the value of the compensation from his subsequent employment during this 12-month period. If Mr. Gappa's employment is terminated for cause or he resigns without good reason, he will not be entitled to any benefits or payments that would otherwise be due to him under the agreement, other than payments for services previously rendered. In addition, the agreement contains confidentiality, noncompetition and nonsolicitation provisions.

BENEFIT PLANS

1998 Stock option plan

On March 17, 1998, we adopted our 1998 stock option plan, under which selected employees may be granted stock options. 3,500,000 shares of our common stock were originally reserved for the grant of options under the plan, subject to adjustments upon the occurrence of certain corporate events. As of December 31, 2001, options to purchase a total of 2,384,690 shares of common stock have been granted under the plan. The plan provides for three types of stock options: employee incentive stock options, management options and rollover options. As of December 31, 2001, we have outstanding incentive stock options to employees to purchase an aggregate of 1,273,946 shares of common stock. The incentive stock options may vest in whole or in part within five years after the closing of our 1998 recapitalization, based on the achievement of certain EBITDA targets. Any unvested portion of such options will vest eight years following the date of grant, provided that the optionee has been continuously employed by us through such date. The exercise price for the incentive stock options equals the estimated fair market value of our common stock on the date such options were granted, as determined by our board of directors. The exercise price for these options ranges from $2.21 to $9.13 per share. As of December 31, 2001, we also have granted nonqualified stock options to members of management to purchase an aggregate of 402,190 shares of common stock. The management options vest (subject to continued employment) at the earlier of: (i) eight years after our 1998 recapitalization or (ii) a date within five years after the closing of our recapitalization, if on such date a change in control (as defined in the option agreement) has occurred and the original common stock investors to the recapitalization achieves a prescribed realized value on their original investment. The exercise price for these management options equals the estimated fair market value of our common stock on the date such options were granted, as determined by our board of directors. The exercise price for these options ranges from $2.21 to $4.73 per share. In connection with our recapitalization, options to purchase an aggregate of 710,654 shares of our common stock held by employees were rolled over to the 1998 stock option plan. As of December 31, 2001, 708,554 of these shares are still outstanding. All rollover options are fully vested. The exercise price for rollover options was based on the exercise price of the original stock options, all of which were granted at the fair market value of our stock on the date such options were originally granted. The exercise price for these options ranges from $0.77 to $1.34 per share.

Long term savings plan

We also sponsor a defined contribution plan that is intended to be qualified under Section 401(a) of the Internal Revenue Code and covers substantially all our employees. Employees generally may contribute annually up to 12% of their base compensation either before tax (subject to IRS limitation) or after tax or a combination of the two. We make a matching contribution to the plan equal to 50% of the first 6% of each employee's contribution. For the years ended December 31, 1999, 2000 and 2001 we contributed approximately $330,000, $377,000 and $442,000, respectively, to the plan.

ITEM 12:  Principal shareholders
--------------------------------

The following table shows information known to us with respect to the beneficial ownership of our common stock on December 31, 2001, by:

     o each person (or group of affiliated persons) known by us to be the owner of more than 5% of our outstanding common stock;

     o    each of our directors;

     o each of our executive officers listed on the summary compensation table under "Executive compensation"; and

     o    all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission, and includes generally voting power and/or investment power with respect to securities. Shares of common stock subject to options currently exercisable or exercisable within 60 days of December 31, 2001, are deemed outstanding for purposes of computing the percentage beneficially owned by the person holding such options but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as otherwise noted, the persons or entities named have sole voting and investment power with respect to those shares shown as beneficially owned by them. Unless otherwise indicated, the principal address of each of the shareholders below is c/o Universal Hospital Services, Inc., 3800 West 80th Street, Suite 1250, Bloomington, Minnesota 55431-4442.

                                           Number of
                                              shares           Percentage of
                                          beneficially      shares beneficially
Beneficial owner                            owned(1)               owned
----------------                          ------------      --------------------
David E. Dovenberg(2)                       1,600,567              13.7%
Andrew R. Amicon(3)                            69,334                *
Robert H. Braun(4)                             63,035                *
John A. Gappa(5)                               22,252                *
Jeffrey L. Singer(6)                          198,546               1.8%
Samuel B. Humphries                            11,290                *
J.W. Childs Equity Partners, L.P            8,726,852              77.4%
Michael N. Cannizzaro(7)                    8,740,852              77.5%
Steven G. Segal(7)                          8,835,491              78.4%
  J.W. Childs Associates, L.P.
  111 Huntington Avenue
  Boston, Massachusetts
Edward D. Yun(7)                            8,736,804              77.5%
  J.W. Childs Associates, L.P.
  111 Huntington Avenue
  Boston, Massachusetts
All Officers & Directors as a group
  (12 persons)(8)                          11,124,025               92.8%

* Denotes less than 1%.

(1) Except as indicated by footnote, the persons named in the table above have the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2) Includes 405,059 shares of common stock subject to options exercisable within 60 days after December 31, 2001, 436,472 shares of common stock owned by Mr. Dovenberg's wife, 48,786 shares of common stock owned by Mr. Dovenberg's children and 2,100 shares of common stock owned by Mr. Dovenberg's wife's sister.

(3) Includes 19,155 shares of common stock subject to options exercisable within 60 days after December 31, 2001.

(4) Includes 31,758 shares of common stock subject to options exercisable within 60 days after December 31, 2001.

(5) Includes 15,252 shares of common stock subject to options exercisable within 60 days after December 31, 2001.

(6) Includes 19,155 shares of common stock subject to options exercisable within 60 days after December 31, 2001.

(7) Includes 8,726,852 shares of common stock held by J.W. Childs Equity Partners, L.P., which the shareholder may be deemed to beneficially own by virtue of his position with J.W. Childs Associates, L.P., an affiliate of J.W. Childs Equity Partners, L.P.

(8) Includes 716,562 shares of common stock subject to options exercisable within 60 days after December 31, 2001.

ITEM 13:  Certain relationships and related transactions
--------------------------------------------------------

STOCKHOLDERS' AGREEMENT

Currently, all of our shareholders, including each executive officer and director, who own common stock, and the shareholders affiliated with J.W. Childs Equity Partners, L.P., are parties to a stockholders' agreement governing aspects of the relationship among the parties and their ownership of our common stock. Under the agreement, shareholders are restricted from transferring their shares of common stock, except in certain instances. In the event of the termination of employment of a shareholder, who is a member of management, we, or another shareholder designated by us, may purchase the shares of common stock held by the terminated employee. If we choose not to purchase the shares held by the terminated employee, the employee may force us to purchase the shares of common stock held by the employee. In addition, the agreement permits certain shareholders to "tag along," or participate, in the sale of shares of our common stock by a shareholder. For example, if one shareholder enters into a transaction to sell or otherwise dispose of such shareholder's interest in our common stock or in vested options to acquire our common stock, all other shareholders have the right to participate in such transaction on a pro rata basis. The agreement also grants the shareholders affiliated with the Childs group the right to "drag along" other shareholders in the event that they want to sell their shares of our common stock in a change of control. For example, if shareholders holding a majority of our common stock and vested options to acquire our common stock decide to sell at least 50% of such common stock and vested options, these shareholders may force all other shareholders to participate in such sale on a pro rata basis. Under the agreement, the shareholders have the right to participate pro rata in a registration statement that we prepare to effect the registration of shares of our common stock held by the Childs' group. In connection with this offering, the shareholders amended the stockholders' agreement to waive the management shareholders' right to participate in the registration of shares in this offering. Other than the "drag along" rights and the registration rights, the provisions of the stockholders' agreement terminate at the closing of this offering.

MANAGEMENT AGREEMENT

We are party to a management agreement with J.W. Childs Associates, L.P. (of which Mr. Segal and Mr. Yun are Partners and Mr. Cannizzaro is an Operating Partner) under which we are obligated to pay J.W. Childs Associates, L.P. an annual management fee of $240,000 in consideration of its ongoing provision of certain consulting and management advisory services. Payments under this management agreement may be made only to the extent permitted by our revolving credit facility and the indenture governing our senior notes.

EMPLOYMENT AGREEMENTS

We have entered into employment agreements with Mr. Dovenberg and Mr. Gappa, which are described under "Management-- Employment Agreements."

PART IV
-------

ITEM 14:  Exhibits, financial statements, schedule and reports on form 8-K
--------------------------------------------------------------------------

(a)  The following documents are filed as part of this Report:

     1.   Consolidated Financial Statements
          ---------------------------------

          Report of Independent Accountants

          Balance Sheets as of December 31, 2001 and 2000

          Statements of Operations for the years ended December 31, 2001, 2000, and 1999

          Statements of Shareholders' (Deficiency) Equity for the years ended December 31, 2001, 2000, and 1999

          Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999

          Notes to Financial Statements

     2.   Consolidated Financial Statement Schedule required to be filed by Item
          ----------------------------------------------------------------------
          8 and Paragraph (d) of this Item 14.
          ------------------------------------

          Report of Independent Accountants on Financial Statement Schedule

          Schedule II-Valuation and Qualifying Accounts

          All other supplemental financial schedules are omitted as not applicable or not required under the rules of Regulation S-X or the information is presented in the financial statements or notes thereto.

3.  (a)  Exhibits

   Number                               Description
   ------                               -----------
   3.1b -- Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1b to Form S-1/A filed on September 5, 2001).
   3.2b --  Bylaws. (Incorporated by reference to Exhibit 3.2b to
            Form S-1/A filed on September 5, 2001).
   3.3* -- Certificate of Designation of Series B 13% Cumulative Accruing Pay-In-Kind Preferred Stock.
   4.1 -- Form of Certificate of common stock. (Incorporated by reference to 4.1 to Form S-1/A filed on September 5, 2001).
   4.2 -- Indenture, dated as of February 25, 1998, by and between Universal Hospital Services, Inc. and First Trust National Association as Trustee, relating to our 10.25% Senior Notes
            Due 2008 (Incorporated by reference to Exhibit (a)(8) to
            Amendment No. 4 to Schedule 13E-3/A filed on March 9, 1998).
  10.1  --  Credit Agreement among Universal Hospital Services, Inc. and
            Key Corporate Capital, Inc. as Collateral Agent, Heller
            Financial, Inc. as Syndication Agent and Canadian Imperial
            Bank of Commerce as Administrative Agent, dated October 25,
            1999 (Incorporated by reference to Exhibit 10.20 to Form
            10-Q filed November 12, 1999).
  10.2  --  Form of Stockholders' Agreement dated as of February 25,
            1998, by and among Universal Hospital Services, Inc., each of the Management Investors and each of the Childs
            Investors (Incorporated by reference to Exhibit (c)(15) to Schedule 13E-3/A filed on March 9, 1998).
  10.3 -- Form of Amendment No. 1 dated as of December 18, 1998 to the Stockholders' Agreement dated as of February 25, 1998. (Incorporated by reference to Exhibit 10.3 to Form S-1 filed on July 27, 2001).
  10.4 -- Form of Amendment No. 2 dated as of August 28, 2001 to the Stockholders' Agreement dated as of February 25, 1998 as amended on December 18, 1998. (Incorporated by reference to Exhibit
            10.4 to Form S-1/A filed on September 5, 2001).
  10.5  --  Employment Agreement between Universal Hospital Services,
            Inc. and David E. Dovenberg, dated July 25, 2001. (Incorporated by reference to Exhibit 10.4 to Form S-1/A filed on September 5, 2001).
  10.6  --  Employment Agreement between Universal Hospital Services,
            Inc. and John A. Gappa, dated October 18, 1999 (Incorporated by reference to Exhibit 10.4 to Form 10-K filed March 29, 2000).
  10.7  --  Form of Executive Employment Agreement for all Executive
            Officer's having Employment Agreements (Incorporated by reference to Exhibit 10.5 to Form S-1 filed July 6, 1998).
  10.8 -- Universal Hospital Services, Inc. 1998 Stock Option Plan (Incorporated by reference to Exhibit 10.6 to Form S-1 filed
            July 6, 1998).

   Number                               Description
   ------                               -----------
  10.9   --  Form of Incentive Stock Option Agreement dated as of
             March 17, 1998, between Universal Hospital Services, Inc.
             and certain officers of Universal Hospital Services, Inc. (Incorporated by reference to Exhibit 10.17 to Form 10-K filed March 31, 1999).
  10.10  --  Form of Non-Incentive Stock Option Agreement dated as of
             March 17, 1998, between Universal Hospital Services, Inc.
             and certain directors of Universal Hospital Services, Inc. (Incorporated by reference to Exhibit 10.18 to Form 10-K filed March 31, 1999).
  10.11  --  Executive Severance Pay Plan dated January 25, 2001
             (Incorporated by reference to Exhibit 10.9 to Form 10-K filed March 14, 2001).
  10.12  --  Form of 2001 Stock Incentive Plan. (Incorporated by
             reference to Exhibit 10.12 to Form S-1/A filed on September 5,
             2001).
  10.13  --  Form of 2001 Employee Stock Purchase Plan. (Incorporated by
             reference to Exhibit 10.13 to Form S-1/A filed on September 5,
             2001).
  10.14  --  First Amendment, dated August 22, 2001, to the Credit
             Agreement among Universal Hospital Services, Inc., Key
             Corporate Capital, Inc. as Collateral Agent, Heller
             Financial, Inc., as Syndication Agent and Canadian Imperial
             Bank of Commerce as Administration Agent, dated October 25,
             1999. (Incorporated by reference to Exhibit 10.14 to Form S-1/A filed on September 5, 2001).
  10.15  --  Group Purchasing Agreement between AmeriNet, Inc. and
             Universal Hospital Services, Inc. dated March 31, 1999. (Incorporated by reference to Exhibit 10.15 to Form S-1/A filed on September 5, 2001).
  10.16  --  Supplier Agreement and Letter Agreement between Novation,
             LLC, Inc. and Universal Hospital Services, Inc. dated
             November 20, 1998 and November 16, 2000, respectively. (Incorporated by reference to Exhibit 10.16 to Form S-1/A filed on September 5, 2001).
  10.17  --  Group Purchasing Agreement between Premier Technology
             Management, L.L.C. and Universal Hospital Services, Inc.
             dated March 1, 1999. (Incorporated by reference to Exhibit 10.17 to Form S-1/A filed on September 5, 2001).
  10.18  --  Second Amendment and Consent, dated October 12, 2001, to the
             Credit Agreement among Universal Hospital Services, Inc.,
             Key Corporate Capital, Inc., as Collateral Agent, Heller
             Financial, Inc., as Syndication Agent and Canadian Imperial
             Bank of Commerce, as Administration Agent, dated October 25,
             1999. (Incorporated by reference to Exhibit 10.12 to Form S-1/A filed on October 26, 2001).
  12.1*  --  Statement regarding the computation of ratio of earnings to fixed charges.

* Filed herewith

b)   Reports on Form 8-K

The Company filed a report on Form 8-K on October 26, 2001 reporting under Item 5 (a) the acquisition of all of the outstanding stock of Narco Medical Services, Inc. for a purchase price of $8.1 million and (b) the announcement of the Company's financial operating results for the three and nine months ended September 30, 2001. A press release relating to each item reported was reported under Item 7, each dated October 26, 2001.

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 15, 2002.


                                       UNIVERSAL HOSPITAL SERVICES, INC.


                                       By  /s/ David E. Dovenberg
                                           -------------------------------------
                                           David E. Dovenberg
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2002.



/s/ David E. Dovenberg                   President, Chief Executive Officer
-----------------------------            and Chairman of the Board of Directors
David E. Dovenberg                       (Principal Executive Officer)


/s/ John A. Gappa                        Senior Vice President and Chief
-----------------------------            Financial Officer
John A. Gappa                            (Principal Financial and Accounting
                                         Officer)


/s/ Samuel B. Humphries                  Director
-----------------------------
Samuel B. Humphries

/s/ Steven G. Segal                      Director
-----------------------------
Steven G. Segal

/s/ Edward D. Yun                        Director
-----------------------------
Edward D. Yun

/s/ Michael N. Cannizzaro                Director
-----------------------------
Michael N. Cannizzaro

Universal Hospital Services, Inc.
Index to Financial Statements
December 31, 2001 and 2000
--------------------------------------------------------------------------------
                                                                         Page(s)

Report of Independent Accountants                                         F-2

Financial Statements:

   Balance Sheets at December 31, 2001 and 2000                           F-3

   Statements of Operations for the years ended
       December 31, 2001, 2000 and 1999                                   F-4

   Statement of Shareholders' (Deficiency) Equity for the years ended
       December 31, 2001, 2000 and 1999                                 F-5-F-6

   Statements of Cash Flows for the years ended December 31, 2001,
       2000 and 1999                                                      F-7

Notes to Financial Statements                                           F-8-F-22

                        Report of Independent Accountants


To the Board of Directors and Shareholders of Universal Hospital Services, Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations, shareholders' (deficiency) equity and cash flows present fairly, in all material respects, the financial position of Universal Hospital Services, Inc. (the Company) at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



                                        /s/ PRICEWATERHOUSECOOPERS LLP


Minneapolis, Minnesota
February 15, 2002

Universal Hospital Services, Inc.
Balance Sheets
At December 31, 2001 and 2000
--------------------------------------------------------------------------------

   ASSETS                                                                              2001              2000
Current assets:
    Accounts receivable, less allowance for doubtful accounts of $2,000,000
        and $1,625,000 at December 31, 2001 and 2000, respectively                $  30,573,422    $  26,998,166
    Inventories                                                                       2,761,982        2,767,398
    Deferred income taxes                                                             2,370,000        1,593,000
    Other current assets                                                              1,120,282          838,679
                                                                                  -------------    -------------

      Total current assets                                                           36,825,686       32,197,243

Property and equipment, net:
    Movable medical equipment, net                                                  111,964,787       99,149,482
    Property and office equipment, net                                                5,932,737        5,013,625
                                                                                  -------------    -------------

      Total property and equipment, net                                             117,897,524      104,163,107

Intangible assets:
    Goodwill and other intangibles, net                                              35,324,696       37,204,260
    Other, primarily deferred financing costs, net                                    6,165,900        6,505,528
                                                                                  -------------    -------------

      Total assets                                                                $ 196,213,806    $ 180,070,138
                                                                                  =============    =============

               LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY

Current liabilities:
    Current portion of long-term debt                                             $     312,690    $     254,728
    Accounts payable                                                                 14,389,831       10,895,678
    Accrued compensation and pension                                                  6,930,591        4,332,924
    Accrued interest                                                                  4,794,946        5,442,284
    Other accrued expenses                                                            1,803,611        1,232,721
    Book overdrafts                                                                     490,504          460,692
                                                                                  -------------    -------------

      Total current liabilities                                                      28,722,173       22,619,027

Long-term debt, less current portion                                                204,127,858      193,352,505
Deferred compensation and pension                                                     3,141,035        2,588,072
Deferred income taxes                                                                 2,370,000        1,593,000

Series B, 13% Cumulative Accruing Pay-In-Kind Stock, $0.01 par value; 25,000 shares authorized, 6,246 shares issued and outstanding at December 31,
      2001 and 2000, net of unamortized discount, including accrued stock
      dividends                                                                       8,386,368        7,236,201

Common stock subject to put                                                           3,762,971

Commitments and contingencies (Note 7)

Shareholders' (deficiency) equity:
    Common Stock, $0.01 par value; 35,000,000 shares authorized, 11,275,050 and
        11,262,450 shares issued and outstanding at December 31, 2001 and 2000,
        respectively                                                                    112,751          112,625
    Additional paid-in capital                                                        1,091,956        2,383,690
    Accumulated deficit                                                             (54,524,078)     (49,814,982)
    Deferred compensation                                                              (977,228)
                                                                                  -------------    -------------

      Total shareholders' (deficiency) equity                                       (54,296,599)     (47,318,667)
                                                                                  -------------    -------------

      Total liabilities and shareholders' (deficiency) equity                     $ 196,213,806    $ 180,070,138
                                                                                  =============    =============


    The accompanying notes are an integral part of the financial statements.

Universal Hospital Services, Inc.
Statements of Operations
For the years ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

                                                           2001             2000            1999
Revenues:
    Equipment outsourcing                             $ 110,937,132    $  94,028,335    $  79,344,705
    Sales of supplies and equipment, and other           14,697,548       11,976,803       12,878,325
                                                      -------------    -------------    -------------

      Total revenues                                    125,634,680      106,005,138       92,223,030
                                                      -------------    -------------    -------------

Costs of equipment outsourcing and sales:
    Cost of equipment outsourcing                        33,576,432       26,092,014       22,397,867
    Movable medical equipment depreciation               26,440,809       22,386,842       18,865,439
    Cost of supplies and equipment sales                  7,854,589        8,146,805        8,353,623
                                                      -------------    -------------    -------------

      Total costs of equipment outsourcing
           and sales                                     67,871,830       56,625,661       49,616,929
                                                      -------------    -------------    -------------

      Gross profit                                       57,762,850       49,379,477       42,606,101
                                                      -------------    -------------    -------------

Selling, general and administrative:
    Selling, general and administrative, excluding
        additional retirement benefits and
        terminated initial public offering expenses      38,837,502       33,868,262       30,570,245
    Additional retirement benefits, including $1.2
        million of noncash stock compensation             1,552,795
    Terminated initial public offering expenses           1,240,826
                                                      -------------    -------------    -------------

      Total selling, general and administrative          41,631,123       33,868,262       30,570,245
                                                      -------------    -------------    -------------

      Operating income                                   16,131,727       15,511,215       12,035,856

Interest expense                                         19,634,806       20,747,230       18,012,479
                                                      -------------    -------------    -------------

Loss before income taxes and extraordinary
      charge                                             (3,503,079)      (5,236,015)      (5,976,623)
                                                      -------------    -------------    -------------

Provision (benefit) for income taxes                         55,850         (158,000)      (1,655,000)
                                                      -------------    -------------    -------------

Net loss before extraordinary charge                     (3,558,929)      (5,078,015)      (4,321,623)

Extraordinary charge, net of deferred tax
      benefit of $474,000                                                                     811,649
                                                      -------------    -------------    -------------

Net loss                                              $  (3,558,929)   $  (5,078,015)   $  (5,133,272)
                                                      =============    =============    =============

    The accompanying notes are an integral part of the financial statements.

Universal Hospital Services, Inc.
Statement of Shareholders' (Deficiency) Equity
For the years ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

                                                                              (Accumulated                       Total
                                                               Additional        Deficit)                     Shareholders'
                                                 Common         Paid-in          Retained      Deferred       (Deficiency)
                                                 Stock          Capital          Earnings     Compensation       Equity
Balance, December 31, 1998                    $    112,199    $  2,099,112    $(37,864,701)   $    (48,931)   $(35,702,321)

Repurchase of 3,647 shares of common stock
   from employee                                       (36)         (8,040)                                         (8,076)

Issuance of 28,000 shares of common stock              280         199,720                                         200,000

Preferred stock dividends                                                         (820,867)                       (820,867)

Payment received for stock subscription                                                             48,931          48,931

Net loss                                                                        (5,133,272)                     (5,133,272)
                                              ------------    ------------    ------------    ------------    ------------

Balance, December 31, 1999                         112,443       2,290,792     (43,818,840)           --       (41,415,605)

Repurchase of 14,806 shares of common stock
   from employee                                      (148)        (54,857)                                        (55,005)

Issuance of 32,987 shares of common stock              330         147,755                                         148,085

Preferred stock dividends                                                         (918,127)                       (918,127)

Net loss                                                                        (5,078,015)                     (5,078,015)
                                              ------------    ------------    ------------    ------------    ------------

Balance, December 31, 2000                         112,625       2,383,690     (49,814,982)           --       (47,318,667)

    The accompanying notes are an integral part of the financial statements.

Universal Hospital Services, Inc.
Statement of Shareholders' (Deficiency) Equity
For the years ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

                                                                             (Accumulated                       Total
                                                             Additional         Deficit)                     Shareholders'
                                                Common         Paid-in          Retained      Deferred       (Deficiency)
                                                Stock          Capital          Earnings    Compensation       Equity
Balance, December 31, 2000                   $    112,625    $  2,383,690    $(49,814,982)   $       --      $(47,318,667)

Issuance of 14,000 shares of common stock             140          93,860                                          94,000

Stock compensation                                              1,246,904                                       1,246,904

Deferred compensation                                           1,137,079                      (1,137,079)           --

Amortization of deferred compensation                                                             159,851         159,851

Accretion of common stock subject to put                       (3,762,971)                                     (3,762,971)

Preferred stock dividends                                                      (1,042,059)                     (1,042,059)

Repurchase of 1,400 shares of common stock
   from employee                                      (14)         (6,606)                                         (6,620)

Accretion of detachable warrants issued in
   connection with preferred stock                                               (108,108)                       (108,108)

Net loss                                                                       (3,558,929)                     (3,558,929)
                                             ------------    ------------    ------------    ------------    ------------

Balance, December 31, 2001                   $    112,751    $  1,091,956    $(54,524,078)   $   (977,228)   $(54,296,599)
                                             ============    ============    ============    ============    ============

    The accompanying notes are an integral part of the financial statements.

Universal Hospital Services, Inc.
Statements of Cash Flows
For the years ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

                                                                2001             2000              1999
Cash flows from operating activities:
    Net loss                                                $  (3,558,929)   $  (5,078,015)   $  (5,133,272)
    Adjustments to reconcile net loss to net cash
        provided by operating activities:
      Depreciation                                             28,165,258       23,868,755       19,985,469
      Amortization of goodwill                                  2,730,502        2,715,769        2,650,717
      Amortization of other intangibles                         1,082,894        1,077,085        1,181,000
      Accretion of bond discount                                  529,409          529,412          494,748
      Provision for doubtful accounts                           1,655,919        1,249,053        1,339,348
      Noncash stock-based compensation                          1,406,755
      Loss (gain) on sales of equipment                           118,254          568,857         (197,336)
      Extraordinary charge less cash paid                       1,285,649
      Deferred income taxes                                      (263,000)      (2,204,000)
      Changes in operating assets and liabilities, net of
           impact of acquisitions:
        Accounts receivable                                    (3,069,172)      (1,227,705)      (9,716,654)
        Inventories and other operating assets                    799,935          759,729         (654,433)
        Accounts payable and accrued expenses                   1,835,282        3,977,496        6,160,665
                                                            -------------    -------------    -------------

      Net cash provided by operating activities                31,696,107       28,177,436       15,191,901
                                                            -------------    -------------    -------------

Cash flows from investing activities:
    Rental equipment purchases                                (32,817,727)     (30,972,302)     (44,388,766)
    Property and office equipment purchases                    (1,855,957)      (1,714,465)      (2,330,720)
    Proceeds from disposition of rental equipment               1,244,401        1,103,072        3,711,799
    Acquisitions                                               (7,788,009)      (6,293,189)
    Other                                                        (294,146)          79,515         (140,234)
                                                            -------------    -------------    -------------

      Net cash used in investing activities                   (41,511,438)     (31,504,180)     (49,441,110)
                                                            -------------    -------------    -------------

Cash flows from financing activities:
    Proceeds under loan agreements                             65,450,000       47,800,000      129,975,000
    Payments under loan agreements                            (55,358,480)     (42,520,253)     (93,124,021)
    Proceeds from issuance of common stock, net of
        offering costs                                             94,000          148,085
    Repurchase of common stock                                     (6,620)         (55,005)          (8,076)
    Payment of deferred financing costs                          (393,381)      (2,970,674)
    Change in book overdraft                                       29,812       (2,046,083)         376,980
                                                            -------------    -------------    -------------

      Net cash provided by financing activities                 9,815,331        3,326,744       34,249,209
                                                            -------------    -------------    -------------

Net change in cash and cash equivalents                              --               --               --

Cash and cash equivalents at beginning of period                     --               --               --
                                                            -------------    -------------    -------------

Cash and cash equivalents at end of period                  $        --      $        --      $        --
                                                            =============    =============    =============

Supplemental cash flow information:
    Interest paid                                           $  19,753,000    $  19,589,000    $  16,153,000
                                                            =============    =============    =============
    Income taxes paid (received)                            $      67,000    $      64,000    $    (207,000)
                                                            =============    =============    =============

    The accompanying notes are an integral part of the financial statements.

Universal Hospital Services, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

1.       Description of Business

         Universal Hospital Services, Inc. (the Company or UHS) is a leading nationwide provider of movable medical equipment outsourcing services. The Company offers its customers a wide range of programs to help them increase productivity while reducing costs. The Company's principal program is the innovative Pay-Per-Use(TM) program where the Company charges its customers a per use fee based on daily use of equipment per patient. The Company also offers other programs where it charges customers an equipment fee on a daily, weekly or monthly basis. Through the Company's Asset Management Partnership Program, or AMPP, the Company enables customers to outsource substantially all, or a significant portion of, their movable medical equipment needs by providing, maintaining, managing and tracking that equipment for them.

         All of the Company's outsourcing programs include a comprehensive range of support services, including equipment delivery, training, technical and educational support, inspection, maintenance and comprehensive documentation. The Company also sells disposable medical supplies to customers in conjunction with its outsourcing services. In addition, the Company offers repair, inspection, preventive maintenance and logistic services for the movable medical equipment that its customers own.

         On February 25, 1998, the Company completed a merger between UHS Acquisition Corp., a newly-formed Minnesota corporation controlled by
         J. W. Childs Equity Partners, L.P. (Childs), with and into the Company. The transaction was structured as a leverage recapitalization for accounting purposes with all assets and liabilities being carried over as historical costs.


2.       Significant Accounting Policies

         Cash and Cash Equivalents
         The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         Inventories
         Inventories consist of supplies and equipment held for resale and are valued at the lower of cost (first-in, first-out method) or market.

         Movable Medical Equipment
         Depreciation of movable medical equipment is provided on the straight-line method over the equipment's estimated useful life of seven years. The cost and accumulated depreciation of movable medical equipment retired or sold is eliminated from their respective accounts and the resulting gain or loss is recorded as sales of supplies and equipment, and other.

         Property and Office Equipment
         Property and office equipment includes land, buildings, leasehold improvements and shop and office equipment.

         Depreciation and amortization of property and office equipment is provided on the straight-line method over estimated useful lives of thirty years for buildings, remaining lease term for leasehold improvements, and three to ten years for shop and office equipment. The cost and accumulated depreciation or amortization of property and equipment retired or sold is eliminated from their respective accounts and the resulting gain or loss is recorded in operations.

Universal Hospital Services, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

         Goodwill and Other Intangibles
         Goodwill and other intangibles are being amortized on a straight-line basis over lives up to 40 years. Accumulated amortization was $12,647,173 and $9,916,671 at December 31, 2001 and 2000, respectively.

         Valuation of Long-Lived Assets
         The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows on a basis consistent with accounting principles generally accepted in the United State of America.

         Deferred Financing Costs
         Deferred financing costs associated with issuing debt are deferred and amortized over the related terms using the straight-line method, which approximates the effective interest rate method. Accumulated amortization was $3,874,286 and $2,886,401 at December 31, 2001 and 2000, respectively.

         Revenue Recognition
         Equipment is generally outsourced on a short-term basis and outsourced revenue is recorded in income as equipment is utilized based on an agreed rate per use. Any changes to the rate are billed on a prospective basis. Supply and equipment sales are recorded at the time of shipment.

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

         Fair Value of Financial Instruments
         The Company considers that the carrying amount of financial instruments, including accounts receivable, accounts payable, accrued liabilities and notes payable, approximates fair value. Interest on notes payable is payable at rates which approximate fair value. The fair value of long-term debt, based on the quoted market price for the same or similar issues of debt, would be approximately $137.8 million and $158.7 million at December 31, 2001 and 2000, respectively.

         Segment Information
         The Company's business is organized, managed and internally reported as a single segment.

Universal Hospital Services, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

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

         Recent Accounting Pronouncements
         The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and other Intangible Assets." The most significant changes made by SFAS No. 141 are: 1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and 2) establishing specific criteria for the recognition of intangible assets separately from goodwill. Goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the nonamortization and amortization provisions of this statement.

         SFAS No. 142 primarily addresses the post-acquisition accounting for acquired goodwill and intangible assets. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS No. 142 are: 1) goodwill and indefinite-lived intangible assets will no longer be amortized; 2) goodwill and indefinite-lived intangible assets will be tested for impairment at least annually; and 3) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

         The Company adopted certain provisions of SFAS No. 141 effective July 1, 2001, and SFAS No. 142 and the entire provisions of SFAS No. 141 were adopted effective January 1, 2002. These standards only permit prospective application of the new accounting; accordingly, adoption of these standards will not affect previously reported financial information. The principal effect of SFAS No. 142 will be the elimination of goodwill amortization. The Company estimates the impact of not amortizing historical goodwill will be a benefit of approximately $2.7 million for the year ended December 31, 2002. Although the Company has not completed the initial impairment test, management does not believe its goodwill has been impaired as of the beginning of fiscal year 2002.

         The FASB recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Upon initial recognition of a liability for an asset retirement obligation, an entity shall capitalize an asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.

Universal Hospital Services, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

         The FASB recently issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 retains and expands upon the fundamental provisions of existing guidance related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. The Company will adopt the provisions of SFAS No. 144 in 2002.

         Although the Company has not completed its analysis of SFAS No. 143 and No. 144, it does not expect the implementation of these pronouncements to have a significant impact on operations.


3.       Acquisitions

         Narco Medical Services, Inc.
         On October 25, 2001, the Company acquired all of the outstanding capital stock of Narco Medical Services, Inc. (Narco), for a purchase price of $7.8 million in cash. Narco outsources medical equipment and services, primarily to rural acute care providers in seven Midwest locations. Narco has recently developed an Equipment Lifecycle Services program that provides customers with assistance in planning for and acquiring equipment, repair and maintenance, obsolescence analysis and remarketing services. The Company acquired Nacro in order to expand its customer base, achieve economies of scale and expand its service offering. The purchase price was determined based on an evaluation of Narco's assets, liabilities, cash flow potential and comparable prices for similar businesses. The source of funds was from the revolving credit facility.

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

         Vital Choice outsourced medical equipment to hospitals and alternate care facilities from three locations in central and northern California--Oakland, Fresno and Sacramento. Vital Choice also supplies disposable medical products used in connection with rental equipment and provides a variety of biomedical services. On November 5, 1999, Vital Choice was merged with and into the Company.

         Express Medical Supply, Inc.
         On March 31, 1999, the Company acquired certain assets of Express Medical Supply, Inc. (EMS) for approximately $0.8 million. The source of funds was from the revolving credit facility.

         EMS outsourced respiratory equipment to hospitals and home care providers in the Nashville, Tennessee area. EMS also supplies disposable respiratory products used in connection with the respiratory equipment.

Universal Hospital Services, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

         The acquisitions of Narco, Vital Choice and EMS were accounted for using the purchase method. Accordingly, the respective purchase prices were allocated to assets and liabilities acquired based on their estimated fair values. The estimated fair value of assets and liabilities acquired are as follows (in thousands):

                                                          Vital
                                                 Narco    Choice    EMS

         Accounts receivable                    $ 2,218   $  322
         Movable medical equipment                5,409    2,173   $430
         Inventories                              1,063
         Goodwill and other intangible assets       850    3,024    361
         Other assets                                13       29     54
         Accounts payable and other liabilities  (1,766)    (248)
                                                -------   ------   ----

                                                $ 7,787   $5,300   $845
                                                =======   ======   ====

         The operations of the acquired entities have been included in the Company's results of operations since the respective dates of acquisition.

         The following summarizes pro forma results of operations, assuming the acquisitions of Narco, Vital Choice and EMS occurred as of January 1 of the year preceding the year acquired (in thousands):

                                       2001          2000            1999

         Total revenues             $ 140,365      $ 122,887       $ 94,361
         Net loss                      (3,375)        (4,723)        (5,001)


4.       Book Overdrafts

         The Company typically does not maintain cash balances at its principal bank under a policy whereby the net of collected balances and cleared checks is, at the Company's option, applied to or drawn from a revolving credit facility on a daily basis.

Universal Hospital Services, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

5.       Property and Equipment

         Property and equipment at December 31, consists of the following:

                                                      2001            2000

         Movable medical equipment                $ 235,153,838   $ 205,291,670
         Less accumulated depreciation             (123,189,051)   (106,142,188)
                                                  -------------   -------------

               Movable medical equipment, net     $ 111,964,787   $  99,149,482
                                                  =============   =============

         Land                                     $     120,000   $     120,000
         Buildings and leasehold improvements         2,213,076       2,499,053
         Office equipment                            10,970,890       8,485,702
                                                  -------------   -------------

                                                     13,303,966      11,104,755
         Less accumulated depreciation and
            amortization                             (7,371,229)     (6,091,130)
                                                  -------------   -------------

               Property and office equipment, net $   5,932,737   $   5,013,625
                                                  =============   =============

               Total property and equipment, net  $ 117,897,524   $ 104,163,107
                                                  =============   =============

         For the years ended December 31, 2001, 2000 and 1999, outsourced equipment additions, including equipment purchased in acquisitions, were approximately $40,680,000, $31,158,000 and $41,587,000, respectively.


6.       Long-Term Debt

         Long-term debt at December 31 consists of the following:

                                                                   2001            2000
         10.25% senior notes, net of unamortized discount of
            approximately $4,225,000 and $3,696,000 at
            December 31, 2001 and 2000, respectively           $ 131,303,572    $ 130,774,160

         Revolving credit facility                                71,900,000       61,525,000

         Capital lease obligations                                 1,236,976        1,308,073
                                                               -------------    -------------

                                                                 204,440,548      193,607,233
         Less current portion of long-term debt                     (312,690)        (254,728)
                                                               -------------    -------------

               Total long-term debt                            $ 204,127,858    $ 193,352,505
                                                               =============    =============

Universal Hospital Services, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

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

         The Amended Revolving Credit Facility with six banks consists of up to a $87.5 million senior Revolving Credit Facility and terminates on October 31, 2004. On December 31, 2001, $71.9 million was drawn down on the facility, excluding letters of credit outstanding at December 31, 2001, of $200,000. At December 31, 2001, there was $83.6 million available under the facility, excluding amounts outstanding and outstanding letters of credit. Borrowings under the facility are collateralized by substantially all the assets of the Company.

         Interest on loans outstanding under the Revolving Credit Facility are payable at a rate per annum, selected at the Company's option, equal to the Base Rate Margin (the Banks' Base Rate plus 1.5%) or the adjusted Eurodollar Rate Margin (2.75% over the adjusted Eurodollar Rate). The Bank's Base Rate and the Eurodollar Rate used to calculate such interest rates may be adjusted if the Company satisfies certain leverage ratios. At December 31, 2001, the Base Rate Margin was 6.25% and the Eurodollar Rate Margin was 4.77%. Interest on borrowings are paid quarterly or as defined in the agreement. In addition, the Credit Agreement also provides that a commitment fee of 0.50% per annum is payable on the unutilized amount of the Revolving Credit Facility.

         The Revolving Credit Facility contains certain covenants including restrictions and limitations on dividends, capital expenditures, liens, leases, incurrence of debt, transactions with affiliates, investments and certain payments, and on mergers, acquisitions, consolidations and asset sales. Furthermore, the Company is required to maintain compliance with certain financial covenants such as a maximum leverage ratio, a maximum fixed charge test, and an interest coverage test. The Credit Agreement also prohibits the Company from prepaying the Senior Notes.

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

Universal Hospital Services, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

7.       Commitments and Contingencies

         Rental expenses were approximately $6,000,000, $5,000,000 and $4,100,000 for the years ended December 31, 2001, 2000 and 1999, respectively. At December 31, 2001, the Company is committed under various noncancellable operating leases for regional sales and service offices and vehicles with minimum annual rental commitments of the following:

             2002                                            $ 6,047,527
             2003                                              5,049,634
             2004                                              3,746,522
             2005                                              2,275,864
             2006                                              1,097,725
             Thereafter                                        1,352,790
                                                             ------------

                  Total                                      $19,570,062
                                                             ------------

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

         Management Agreement
         The Company is a party to management agreement with J. W. Childs Associates, L.P. (an affiliate of Childs) (Childs Associates) pursuant to which the Company pays Childs Associates an annual management fee of $240,000 in consideration of Childs Associates' ongoing provision of certain consulting and management advisory services. Payments under this management agreement may be made only to the extent permitted by the Revolving Credit Facility and the Senior Notes. The management agreement is for a five-year term and is automatically renewable for successive extension terms of one year, unless Childs Associates gives notice of termination. The parties have orally agreed to terminate the agreement upon the completion of an initial public offering.


8.       Employee Benefit Plans

         The Company sponsors a noncontributory defined benefit pension plan that covers substantially all of its employees. Plan benefits are to be paid to eligible employees at retirement based primarily on years of credited service and on participants' compensation. Plan assets consist primarily of U.S. Government securities and common stocks.

Universal Hospital Services, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

         Change in Benefit Obligation

                                                     2001       2000      1999
                                                           (in thousands)

         Benefit obligation at beginning of year   $11,468    $10,732   $10,870

         Service cost                                  524        470       465
         Interest cost                                 914        859       766
         Actuarial gain (loss)                       2,028       (262)   (1,075)
         Benefits paid                                (456)      (331)     (294)
                                                   -------    -------   -------

         Benefit obligation at end of year         $14,478    $11,468   $10,732
                                                   =======    =======   =======

                                                     2001       2000      1999
                                                           (in thousands)

         Fair value of plan assets at beginning
            of year                                $10,251    $10,420   $ 9,705

         Actual (loss) return on plan assets          (931)      162      1,009
         Benefits paid                                (456)      (331)     (294)
                                                   -------    -------   -------

         Fair value of plan assets at end of year  $ 8,864    $10,251   $10,420
                                                   =======    =======   =======

                                                     2001       2000      1999
                                                           (in thousands)

         Funded status                             $(5,614)   $(1,217)  $  (312)
         Unrecognized net actuarial gain (loss)      2,590     (1,227)   (1,747)
         Accrued benefit liability                    (117)      (144)     (172)
                                                   -------    -------   -------

         Accrued benefit liability included in the
            balance sheet                          $(3,141)   $(2,588)  $(2,231)
                                                   =======    =======   =======

         Components of net periodic benefit cost are as follows:

                                                     2001      2000       1999
                                                           (in thousands)

         Service cost                              $   524    $  470    $  465
         Interest cost                                 914       859       766
         Expected return on plan assets               (858)     (873)     (815)
         Recognized net actuarial gain                           (72)
         Amortization of prior service cost            (27)      (27)      (27)
                                                   -------    ------    ------

         Net periodic benefit cost                 $   553    $  357    $  389
                                                   =======    ======    ======

Universal Hospital Services, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

         Weighted average assumptions at December 31 are as follows:

                                                 2001       2000      1999

         Discount rate                           7.25%      8.00%     8.25%
         Expected return on plan assets          8.50%      8.50%     8.50%
         Rate of compensation increase           4.50%      4.50%     4.50%

         The Company also sponsors a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code and covers substantially all of the Company's employees. Employees may contribute annually up to 12% of their base compensation either before tax (subject to Internal Revenue Service limitation), or after tax. The Company matches 50% of employee contributions. For the years ended December 31, 2001, 2000 and 1999, approximately $442,000, $377,000 and
         $330,000, respectively, was expensed as contributions to the Plan.

         The Company is self-insured for employee health care costs. The Company is liable for claims up to $100,000 per family per plan year and aggregate claims up to 125% of expected claims per plan year. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and an actuarially determined estimated liability for claims incurred but not reported.


9.       Income Taxes

         The provision (benefit) for income taxes consisted of the following:

                                          2001       2000         1999

         Currently payable:
             Federal
             State                      $ 55,850  $ 105,000    $    75,000
                                        --------  ---------    -----------

                                          55,850    105,000         75,000
                                        --------  ---------    -----------

         Deferred:
             Federal                               (227,000)    (1,495,000)
             State                                  (36,000)      (235,000)
                                        --------  ---------    -----------

                                                   (263,000)    (1,730,000)
                                        --------  ---------    -----------

                                        $ 55,850  $(158,000)   $(1,655,000)
                                        ========  =========    ===========

Universal Hospital Services, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

         Reconciliations between the Company's effective income tax rate and the U.S. statutory rate follow:

                                                    2001       2000      1999

         Statutory U.S. Federal income tax rate    (34.0)%    (34.0)%   (34.0)%
         State income taxes, net of U.S. Federal
            income tax benefit                      (4.6)      (4.7)     (4.8)
         Goodwill amortization                      31.4       10.5       8.6
         Valuation allowance                         5.0       21.3
         Other                                       3.8        3.9       2.5
                                                   -----      -----     -----

               Effective income tax rate             1.6 %     (3.0)%   (27.7)%
                                                   =====      =====     =====

         The components of the Company's overall deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows:

                                                        2001          2000

         Deferred tax assets:
             Accounts receivable                     $   829,000   $   551,000
             Accrued and deferred compensation
                and pension                            2,645,000     1,868,000
             Inventories                                 189,000       154,000
             Other assets                                693,000        71,000
             Net operating loss carryforward          14,980,000    14,570,000
                                                     -----------   -----------

               Deferred tax assets                    19,336,000    17,214,000

             Valuation allowance                      (1,291,000)   (1,116,000)
                                                     -----------   -----------

                 Net deferred tax assets              18,045,000    16,098,000

         Deferred tax liabilities:
             Accelerated depreciation                 18,045,000    16,098,000
                                                     -----------   -----------

               Total deferred tax liabilities         18,045,000    16,098,000
                                                     -----------   -----------

               Net deferred tax liability            $      --     $      --
                                                     ===========   ===========

         At December 31, 2001, the Company had available unused net operating loss carryforwards of approximately $36,256,000. The net operating loss carryforwards will expire at various dates through 2021.

         Under Internal Revenue Code of 1986, certain corporate stock transactions into which the Company has entered or may enter in the future could limit the amount of net operating loss carryforwards which may be utilized on an annual basis to offset taxable income in future periods.

Universal Hospital Services, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

10.      Preferred Stock

         The Company's amended Articles of Incorporation authorize the issuance of up to 7,000,000 shares of preferred stock, $0.01 par value, with such designations rights and preferences as the Board of Directors of the Company may determine. The amended Articles of Incorporation state that 6,965,000 shares are undesignated with the remaining shares being designated to the Series A, 12% Cumulative Convertible Accruing Pay-In-Kind Preferred Stock, and Series B, 13% Cumulative Accruing Pay-In-Kind Preferred Stock.

         On August 17, 1998, the Company issued 6,000 shares of its Series A Preferred Stock to an affiliate of J.W. Childs, L.P., the holders of approximately 78% of the Company's common stock.

         On December 18, 1998, the Company redeemed 6,246 shares, including a stock dividend of 246 shares, of its Series A Preferred Stock at the redemption price per share of $1,000. Concurrent with the redemption, the Company issued 6,246 shares of Series B 13% Cumulative Accruing Pay-In-Kind Preferred Stock (Series B Preferred Stock). The holder of Series B Preferred Stock have no voting rights, and accrue pay-in-kind dividends at the rate of 13% per annum. The Series B Preferred Stock has a mandatory redemption date of the earlier of a change in control as defined, or August 17, 2008, at a redemption price of $1,000 per share plus an amount in cash equal to all dividends outstanding per share. The Series B Preferred Stock may be redeemed by the Company at any time at redemption prices of $1,025 to $1,050 as defined in the Agreement, plus an amount in cash equal to all dividends outstanding per share. In addition, purchasers of the Series B Preferred Stock received a warrant to purchase 233,450 shares of the Company's common stock for $.01 per share. The warrant is exercisable immediately and expires on August 17, 2008.

         The estimated fair value of the warrant of $1,000,000 has increased additional paid-in capital and has been reflected as a discount to the carrying value of the Series B Preferred Stock. The discount is being amortized as an additional dividend using the effective interest method over the term of the Series B Preferred Stock.


11.      Shareholders' Equity

         Stock Splits
         The Company's Board of Directors approved a .70-for-one reverse stock split effective October 5, 2001. In addition, the Company amended its articles of incorporation to include, among other things, a reduction of the Company's authorized shares of common stock to 35,000,000 as of the same date. All share information has been retroactively restated to reflect the stock split.

         Shareholders' Agreement
         Certain management shareholders (as defined) and Childs have entered into a shareholders' agreement (the Shareholders' Agreement) with the Company. The Shareholders' Agreement, among other things: (i) restricts the ability of certain shareholders of the Company to transfer their shares of the Company's common stock; (ii) gives the Company, Childs and certain management shareholders certain rights of first refusal with respect to shares of common stock held by certain management holders in the event of the termination of the employment of any such management holder with the Company for any reason; (iii) gives each management holder certain rights, subject to certain limitations imposed by the Revolving Credit Facility, to require the Company to purchase shares of such common stock held by the management shareholders, in the event of the termination of his employment with the Company, other than termination for cause or resignation without good

Universal Hospital Services, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

         reason (as such terms are defined in the Shareholders' Agreement) at a purchase price based on an EBITDA formula, as defined; and (iv) provides the parties thereto with certain "tag-along," "drag-along," and "piggyback" registration rights, as defined. At December 31, 2001, there were 1,891,359 shares subject to put at a price of approximately $1.99 per share. At December 31, 2000, there was no redemption value on the common stock owned by certain management shareholders. The amount of any such redemption value is recorded outside of permanent equity.


12.      Stock Option Plans

         In February 1998, the Company's Board of Directors adopted the 1998 Stock Option Plan (the 1998 Plan). Under the 1998 Plan, the Company may grant incentive stock options and stock options and performance awards to the Company's employees under an incentive and stock option. A total of 5,000,000 shares are reserved for issuance under the 1998 Plan. Options granted under the 1998 Plan will vest in whole or in part within five years from the date granted based on the achievement of certain financial targets. Any unvested options will vest eight years following the date of grant, expiring ten years after the grant date. Options are generally granted with option prices based on the estimated fair market value of the Company's common stock at date of grant as determined by the Company's board of directors.

         Stock option activity with respect to the plan as follows:

                                               Year Ended December 31,
                                        --------------------------------------
                       Shares               2001          2000         1999

         Granted                           190,750       106,400      183,321
         Exercised                                        (2,100)
         Terminated                       (122,915)      (65,100)     (63,000)
                                        ----------    ----------   ----------

         At December 31:
             Outstanding                 2,384,690     2,316,855    2,277,655
                                        ----------    ----------   ----------

             Exercisable                 1,103,303       865,838      824,014
                                        ==========    ==========   ==========

                                                 Year Ended December 31,
              Weighted Average Exercise    -----------------------------------
                   Price Per Share            2001        2000         1999

         Granted                              $8.35       $4.73        $4.55
         Exercised                                        $1.14
         Terminated                           $2.46       $2.83        $2.84

         December 31:
             Outstanding                      $2.74       $2.27        $2.17
             Exercisable                      $1.70       $1.31        $1.24

Universal Hospital Services, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

         Options outstanding and exercisable at December 31, 2001, are as follows:

                                     Options Outstanding              Options Exercisable
                            --------------------------------------    -------------------
                                          Remaining
                                           Weighted      Weighted               Weighted
                                            Average       Average                Average
         Range of                        Contractual     Exercise               Exercise
         Exercise Prices    Shares       Life (Years)      Price      Shares      Price
           $.77-$1.34         708,554        4.5            $1.09     708,554     $1.09

           $2.21-$9.13      1,676,136        7.8            $3.45     394,749     $2.80

         Had compensation cost for the plan been determined based on the options at the date of grant, net loss for the years ended December 31, 2001, 2000 and 1999, would have been reduced to the following pro forma amounts:

                                                Pro Forma
                              ----------------------------------------------
                                 2001             2000              1999

         Net loss             $(3,911,929)     $(5,397,015)     $(5,193,151)

         During the year ended December 31, 2001, the Company recognized non-cash stock-based compensation expense totaling $1,409,755, and at December 31, 2001 had recorded stock-based deferred compensation totaling $1,137,079. The recognition and deferral of stock-based compensation resulted from the sale of common stock and the reissuance of stock options below the estimated fair value. Certain of the stock sold and options granted in 2001 were fully vested.

         The weighted-average grant-date fair value of options granted under the plans during 2001, 2000 and 1999 was $4.58, $1.54 and $1.24, respectively. The weighted-average grant-date fair value of options was determined by using the fair value of each option grant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key assumptions:

                                         2001                2000                1999

         Risk-free interest rates     4.89% to 4.93%     5.23% to 6.78%      5.21% to 6.24%

         Expected life                  6 years            10 years            10 years

         Expected volatility            45.00%               0.00%              0.00%

         Expected dividends              None                None                None

Universal Hospital Services, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

13.      Noncash Investing and Financing Transactions

         o Rental equipment purchases included in accounts payable at December 31, 2001, 2000 and 1999 were $5,942,000, $2,975,000 and $3,000,243, respectively.

         o Accrued dividends at December 31, 2001, 2000 and 1999 were $1,042,059, $918,127 and $820,867.

         o Amortization of bond discount was $529,409, $529,412 and $494,748 for the years ended December 31, 2001, 2000 and 1999, respectively.

         o Accretion of discount on Series B, 13% Cumulative Accruing Pay-In-Kind Stock was $108,108, $111,272 and $108,108 for the
                  years ended December 31, 2001, 2000 and 1999, respectively.

         o Accretion of common stock subject to put was $3,762,971 for the year ended December 31, 2001.

         o In connection with the Company's acquisition of Vital Choice, the Company issued 40,000 shares of common stock valued at $200,000 in partial consideration.

                      Report of Independent Accountants on
                          Financial Statement Schedule


To the Board of Directors and Shareholders of Universal Hospital Services, Inc.:

Our audits of the financial statements referred to in our report dated February 15, 2002, appearing in the 2001 Annual Report on Form 10-K of Universal Hospital Services, Inc. also included an audit of the financial statement schedule listed in item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.



                                        /s/ PRICEWATERHOUSECOOPERS LLP


Minneapolis, Minnesota
February 15, 2002

                        UNIVERSAL HOSPITAL SERVICES, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                 Additions
                                                        -------------------------
                                          Balance at     Charged to    Charged to    Deductions     Balance
                                           beginning     costs and        other         from         at end
                Description                of period      expense       accounts      reserves     of period
--------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts:
           Year ended December 31, 2001    $1,625,000    $1,655,919    $  76,835     $1,357,754    $2,000,000
           Year ended December 31, 2000     1,450,000     1,249,053      (66,474)     1,007,579     1,625,000
           Year ended December 31, 1999       964,160     1,339,348     (186,148)       667,360     1,450,000

Allowance for inventory obsolescence:
           Year ended December 31, 2001       290,448       377,411                     369,859       298,000
           Year ended December 31, 2000       551,000       272,910                     533,462       290,448
           Year ended December 31, 1999    $  243,626    $  606,787                  $  299,413    $  551,000