Form 10-Q
period 2002-03-31
UNIVERSAL HOSPITAL SERVICES INC
filed 2002-05-14
CIK 886171

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
                                                            For the transition period from _________________________

Commission file Number: 333-49743

UNIVERSAL HOSPITAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

                                          Delaware                                                                                   41-0760940
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

Yes X No

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Universal Hospital Services, Inc.
STATEMENTS OF INCOME
(dollars in thousands)

	Three Months Ended
	March 31,
	2002	2001
	(unaudited)
Revenues:
Equipment outsourcing	$ 32,802	$ 27,826
Sales of supplies and equipment, and other	5,586	3,043
Total revenues	38,388	30,869
Costs of equipment outsourcing and sales:
Cost of equipment outsourcing	9,555	7,736
Movable medical equipment depreciation	7,206	6,207
Cost of supplies and equipment sales	3,565	1,859
Total costs of equipment outsourcing and sales	20,326	15,802
Gross profit	18,062	15,067
Selling, general and administrative	10,415	9,568
Operating income	7,647	5,499
Interest expense	4,557	5,155
Income before income taxes	3,090	344
Provision for income taxes	1,116	14
Net income	$ 1,974	$ 330

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

BALANCE SHEETS
(dollars in thousands except share and per share information)

ASSETS
	March 31,	December 31,
	2002	2001
	(unaudited)
Current assets:
Accounts receivable, less allowance for doubtful accounts of
$2,000 at March 31, 2002 and December 31, 2001	31,429	30,574
Inventories	2,848	2,762
Deferred income taxes	2,370	2,370
Other current assets	1,195	1,120
Total current assets	37,842	36,826
Property and equipment, net:
Movable medical equipment, net	112,979	111,965
Property and office equipment, net	5,830	5,933
Total property and equipment, net	118,809	117,898
Intangible assets:
Goodwill and other intangible assets, net	35,421	35,324
Other, primarily deferred financing costs, net	5,841	6,166
Total assets	$ 197,913	$ 196,214
LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
Current portion of long-term debt	$ 322	$ 313
Accounts payable	13,956	14,390
Accrued compensation and pension	5,961	6,930
Accrued interest	1,355	4,795
Other accrued expenses	1,671	1,803
Book overdrafts	386	491
Total current liabilities	23,651	28,722
Long-term debt, less current portion	207,577	204,128
Deferred compensation and pension	3,318	3,141
Deferred income taxes	3,467	2,370
Series B, 13% Cumulative Accruing Pay-In-Kind Stock, $0.01 par value; 25,000 shares authorized,
6,246 shares issued and outstanding at March 31, 2002 and December 31, 2001, net of
unamortized discount, including accrued stock dividends	8,708	8,387
Common stock subject to put	5,015	3,763
Commitments and contingencies
Shareholders' deficiency:
Common stock, $0.01 par value; 35,000,000 authorized, 11,274,691 and 11,275,050 shares
issued and outstanding at March 31, 2002 and December 31, 2001, respectively	113	113
Additional paid-in capital	-	1,091
Accumulated deficit	(53,039)	(54,524)
Deferred compensation	(897)	(977)
Total shareholders' deficiency	(53,823)	(54,297)
Total liabilties and shareholders' deficiency	$ 197,913	$ 196,214

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:	(unaudited)
Net income	$ 1,974	$ 330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,687	6,635
Amortization of intangibles	319	951
Accretion of bond discount	132	132
Provision for doubtful accounts	283	698
Non-cash stock-based compensation expense	80
Loss on sales/disposal of equipment	129	189
Deferred income taxes	1,097
Changes in operating assets and liabilities:
Accounts receivable	(1,143)	(1,951)
Inventories and other operating assets	(150)	19
Accounts payable and accrued expenses	(4,308)	(3,452)
Net cash provided by operating activities	6,100	3,551
Cash flows from investing activities:
Movable medical equipment purchases	(9,010)	(7,572)
Property and office equipment purchases	(392)	(580)
Proceeds from disposition of movable medical equipment	171	185
Other	(179)	31
Net cash used in investing activities	(9,410)	(7,936)
Cash flows from financing activities:
Proceeds under loan agreements	17,550	17,750
Payments under loan agreements	(14,223)	(14,541)
Repurchase of common stock	(12)	(6)
Payment of deferred financing cost	94
Proceeds from issuance of common stock, net of offering costs	5
Change in book overdraft	(104)	1,182
Net cash provided by financing activities	3,310	4,385
Net change in cash and cash equivalents	$ -	$ -
Supplemental cash flow information:
Interest paid	$ 7,865	$ 8,587
Movable medical equipment purchases included in accounts payable	$ 5,450	$ 1,432
Income taxes paid (received)	$ 16	$ (132)

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.
NOTES TO UNAUDITED QUARTERLY REPORT FINANCIAL STATEMENTS

1. Basis of Presentation:

The condensed financial statements included in this Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2002.

The interim financial statements presented herein as of March 31, 2001 and 2002, and for the three months ended March 31, 2001 and 2002, reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented. These adjustments are all of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year.

The December 31, 2001 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

  New Accounting Standards:

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 144. This standard broadens the presentation of discontinued operations to include more disposal transactions. The statement retains the requirements of SFAS No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of) to recognize impairments on Property, Plant and Equipment, but removes goodwill from its scope. The adoption of SFAS No. 144 did not impact the Company's financial statements.

Effective January 1, 2002, the company also adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. This statement discontinued the amortization of goodwill and indefinite-lived intangible assets, subject to periodic impairment testing. The effect of this change in accounting on the first quarter ended March 31, 2002 was to increase net income by approximately $0.7 million. The adjusted amounts shown below reflect the effect of retroactive application of the discontinuance of the amortization of goodwill as if the new method of accounting had been in effect during the first quarter of 2001(dollars in thousands).
	First Quarter Ended
	March 31,
	2002	2001
	(unaudited)
Net income
Reported net income	$ 1,974	$ 330
Goodwill amortization (net of tax effect)	-	680
Adjusted net income	$ 1,974	$ 1,010

On January 1, 2002, goodwill was tested for impairment in accordance with the provisions of SFAS No. 142. Estimated fair values were determined using discounted cash flow analysis. No amounts were impaired at that time. In addition, the remaining useful lives of finite intangible assets being amortized were reviewed and deemed to be appropriate. The following provides additional information concerning the company's other intangible assets, which are included in goodwill and other intangible assets in the Consolidated Balance Sheet as of March 31, 2002 (dollars in thousands):

	January 1, 2002	March 31, 2002
Customer relationships	$715	$835
Accumulated amortization	(12)	(35)
Total finite intangible assets, net	$703	$800

Finite intangible assets are amortized on a straight-line basis over the estimated useful lives, generally not exceeding 15 years. The straight-line method of amortization allocates the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the company in each reporting period. Total amortization expense related to finite intangible assets during the first quarter ended March 31, 2002 and 2001 was approximately $22,800 and $2,800 respectively. As of March 31, 2002, future estimated amortization expense related to amortizable other intangible assets will be (dollars in thousands):
Fiscal Year
Remainder 2002(nine month period)	$38
2003	61
2004	61
2005	61
2006	61
After 2006	518

Effective July 1, 2001, the company also adopted the provisions of SFAS No. 141, Business Combinations. The initial adoption of this statement did not have a material impact on the consolidated Statement of Income.

3. Significant Accounting Policies

The accounting policies for "movable medical equipment," "property and office equipment," "goodwill and other intangibles," and "valuation of long-lived assets" in the Annual Report on Form 10-K for the year ended December 31, 2001, have been superseded by the new policies that follow. These policies were impacted by the January 1, 2002, adoption of SFAS No. 142 and SFAS No. 144 (discussed previously). The "movable medical equipment" and "property and office equipment" policies did not change significantly, but have been updated to include impairment policy information that was previously disclosed under the separate "valuation of long-lived assets" policy.

Movable Medical Equipment
Depreciation of movable medical equipment is provided on the straight-line method over the equipment's estimated useful life of seven years. The cost and accumulated depreciation of movable medical equipment retired or sold is eliminated from their respective accounts and the resulting gain or loss is recorded as sales of supplies and equipment, and other.

Movable medical equipment amounts are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the assets carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

Property and Office Equipment
Property and office equipment includes land, buildings, leasehold improvements and shop and office equipment.

Depreciation and amortization of property and office equipment is provided on the straight-line method over estimated useful lives of 30- years for buildings, remaining lease term for leasehold improvements, and three to ten years for shop and office equipment. The cost and accumulated depreciation or amortization of property and equipment retired or sold is eliminated from their respective accounts and the resulting gain or loss is recorded in operations. Property and office equipment amounts are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the assets carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

Goodwill
Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a purchase of a business combination. Effective January 1, 2002, with the adoption of SFAS No. 142, goodwill is not amortized. Prior to January 1, 2002, goodwill was amortized on a straight-line basis, ranging from 15 to 40 years. Beginning January 1, 2002, goodwill will be tested for impairment on an annual basis in the fourth quarter, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Currently, the Company has identified one reporting unit under the criteria set forth by SFAS No. 142. An impairment loss would generally be recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of the reporting unit is determined using discounted cash flow analysis. Prior to January 1, 2002, goodwill was tested for impairment in a manner consistent with property, plant and equipment and intangible assets with a definite life.  Goodwill and other intangible assets, net on the balance sheet was $34,621 and $34,621 at March 31, 2002 and December 31, 2001, respectively (dollars in thousands).

Intangible Assets
Intangible assets primarily include customer relationships and other intangible assets acquired from an independent party. Effective January 1, 2002, with the adoption of SFAS No. 142, intangible assets with a definite life are amortized on a straight-line basis with estimated useful lives generally of 15 years. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated fair value of the asset. The excess of the assets carrying value over its fair value calculates the amount of the impairment loss to be recorded. Fair value is generally determined using a discounted cash flow method. Costs related to internally developed intangible assets are expenses as incurred.

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
Results of Operations
The following table provides information on the percentages of certain items of selected financial data bear to total revenues and also indicates the percentage increase or decrease of this information over the prior comparable period:
	Percent of Total Revenues		Percent Increase (Decrease)
	Three Months Ended		Qtr 1 2002
	March 31,		Over
			Qtr 1
	2002	2001	2001
Revenues:
Equipment outsourcing	85.4%	90.1%	17.9%
Sales of supplies and
equipment, and
other	14.6%	9.9%	83.6%
Total revenues	100.0%	100.0%	24.4%
Costs of equipment
outsourcing and sales:
Cost of equipment
outsourcing	24.9%	25.1%	23.5%
Movable medical
equipment
depreciation	18.7%	20.1%	16.1%
Cost of supplies and
equipment sales	9.3%	6.0%	91.8%
Total costs of
equipment
outsourcing and
sales	52.9%	51.2%	28.6%
Gross profit	47.1%	48.8%	19.9%
Selling, general and
administrative expenses	27.2%	31.0%	8.9%
Operating income	19.9%	17.8%	39.1%
Interest expense	11.8%	16.7%	(11.6%)
Income before income taxes	8.1%	1.1%	799.1%
Provision for
income taxes	3.0%	0.0%	NM
Net income	5.1%	1.1%	497.5%

General

We are a leading nationwide provider of movable medical equipment outsourcing services to the healthcare industry. Our diverse customer base includes more than 2,600 of the 5,800 acute care hospitals nationwide and approximately 3,000 alternate site providers, such as home care providers, nursing homes, surgery centers, subacute care facilities and outpatient centers. We offer our customers a wide range of programs to help them increase productivity while reducing costs. Our principal program is the innovative Pay-Per-Use™ program where we charge our customers a per use fee based on daily use of equipment per patient. We also offer other programs where we charge customers an equipment fee on a daily, weekly or monthly basis. Through our Asset Management Partnership Program, or AMPP, we enable customers to outsource substantially all, or a significant portion of, their movable medical equipment needs by providing, maintaining, managing, documenting and tracking that equipment for them. As of March 31, 2002, we had 24 AMPP customers. Our fees are paid directly by our customers rather than through reimbursement from government or other third-party payors.

Our outsourcing programs differ from traditional purchase or lease alternatives for obtaining movable medical equipment. Under our outsourcing programs, customers are able to use our equipment and rely on us to upgrade, manage and maintain that equipment. All of our outsourcing programs include a comprehensive range of support services, including equipment delivery, training, technical and educational support, inspection, maintenance and comprehensive documentation. We seek to maintain high utilization of our equipment by pooling and redeploying that equipment among a diverse customer base and adjusting pricing on a customer-by-customer basis to compensate for their varying usage rates. We also sell disposable medical supplies to customers in conjunction with our outsourcing programs. In addition, we offer repair, inspection, preventative maintenance and logistic services for the movable medical equipment that our customers own.

Our movable medical equipment outsourcing programs enable healthcare providers to replace the fixed costs of owning and/or leasing medical equipment with variable costs that are more closely related to current needs and utilization rates. The increased flexibility and services provided to our customers' enables them to:

  Increase equipment productivity rates. Our outsourcing programs enable healthcare providers to increase the productivity of their movable medical equipment by tracking their utilization rates and matching equipment availability with actual need. This enables them to purchase less equipment and reduce the related costs associated with the management, tracking and storage of excess equipment on-site. Furthermore, our programs, especially our Pay-Per-Use™ program, allow customers to more effectively match the costs of equipment usage with variable patient charges.
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
  Eliminate equipment obsolescence risk. Healthcare providers can effectively eliminate the risk of equipment obsolescence through our short-term and Pay-Per-Use™ outsourcing programs. In addition, our own risk of equipment obsolescence is reduced because we can place with one customer the equipment that may be obsolete to another customer, thus extending the useful life of the equipment.

We are one of only two national providers of movable medical equipment outsourcing programs. We own a pool of approximately 126,000 pieces of movable medical equipment in four primary categories: critical care, respiratory therapy, monitoring, and newborn care. As of March 31, 2002, we operated through 62 full service district offices and 13 regional service centers, serving outsourcing and sales customers in all 50 states and the District of Columbia. We currently provide outsourcing services to approximately 45% of all acute care hospitals in the United States, including UCLA Medical Center, Brigham and Women's Hospital, Johns Hopkins Medical Center and Bon Secours Health System. We also have contracts with several national groups purchasing organizations, or GPOs, including Premier, Novation, LLC and Amerinet, Inc. We commenced operations in 1939, originally incorporated in Minnesota in 1954 and reincorporated in Delaware in 2001.

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

As a result of these pressures, acute care hospitals and alternate site providers have increasingly turned to equipment outsourcing. We believe the market potential for movable medical equipment outsourcing is greater than $1.5 billion. This estimate is based on our average monthly AMPP revenue per bed of more than $200 (or $2,400 annually) and our estimate of a 65% occupancy rate of the 990,000 total registered hospital beds in the United States as estimated by the American Hospital Association. Our average monthly AMPP revenue is derived from our 24 acute care hospital AMPP accounts, consisting of approximately 4,200 census beds in the aggregate of a diverse group of hospitals. We believe the demand for outsourcing movable medical equipment will continue to expand as acute care hospitals and alternate site providers continue to try to reduce costs and increase medical staff satisfaction while providing high quality, patient-specific medical care.

The following discussion addresses our financial condition as of March 31, 2002 and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. This discussion should be read in conjunction with the financial statements included elsewhere in this report and the Management's Discussion and Analysis and Financial sections included in our Annual Report Form 10-K filed with the Securities and Exchange Commission on March 15, 2002.

Safe Harbor Statements under the Private Securities Litigation Reform Act of 1995: We believe statements in this filing looking forward in time involve risks and uncertainties. The following factors, among others, could adversely effect our business, operations and financial condition causing our actual results to differ materially from those expressed in any forward-looking statements: the Company's history of net losses and substantial interest expense since its 1998 recapitalization; the Company's need for substantial cash to operate and expand its business as planned; the Company's substantial outstanding debt and high degree of leverage and the continued availability, terms and deployment of capital, including the Company's ability to service or refinance debt; restrictions imposed by the terms of the Company's debt; the Company's ability to effect change in the manner in which healthcare providers traditionally procure medical equipment; the Company's relationships with certain key suppliers and any adverse developments concerning these suppliers; The Company's ability to renew contracts with group purchasing organizations; the Company's ability to acquire adequate insurance to cover claims; adverse regulatory developments affecting, among other things, the ability of our customers to obtain reimbursement of payments made to the Company; changes and trends in customer preferences, including increased purchasing of movable medical equipment; difficulties or delays in our continued expansion into certain markets and developments of new markets; additional credit risks in increasing business with home care providers and nursing homes; consolidations in the healthcare industry; unanticipated costs or difficulties or delays in implementing the components of our strategy and plan and adverse consequences relating to our ability to successfully integrate recent acquisitions; effect of and changes in economic conditions, including inflation and monetary conditions; actions by competitors; and the availability of and ability to retain qualified personnel. These and other risk factors are detailed in the Company's Securities and Exchange Commission filings.

Equipment Outsourcing Revenues

Equipment outsourcing revenues for the three months ended March 31, 2002 were $32.8 million, representing a $5.0 million, or 17.9%, increase from equipment outsourcing revenues of $27.8 million for the same period of 2001. The outsourcing revenue growth resulted from our acquisition of Narco Medical Services, increased AMPP revenue, and expanded customer base. During the last twelve months, we have added six new AMPP accounts.

Sales of Supplies and Equipment, and Other

Sales of supplies and equipment, and other for the three months ended March 31, 2002 were $5.6 million, representing a $2.6 million, or 83.6%, increase from sales of supplies and equipment, and other of $3.0 million for the same period of 2001. The increase in service revenue is mainly attributable to the Equipment Lifecycle Services, or ELS, that were gained through our acquisition of Narco Medical Services in October 2001.

Cost of Equipment Outsourcing

Cost of equipment outsourcing for the three months ended March 31, 2002 was $9.6 million, representing a $1.9 million, or 23.5%, increase from cost of equipment outsourcing of $7.7 million for the same period of 2001. For the three months ended March 31, 2002, cost of equipment outsourcing as a percentage of equipment outsourcing revenues increased to 29.1% from 27.8% for the same period of 2001. This increase was a result of higher delivery costs, support personnel added for the growth in AMPPs, combined with other costs incurred to support the equipment outsourcing revenue growth.

Movable Medical Equipment Depreciation

Movable medical equipment depreciation for the three months ended March 31, 2002 was $7.2 million, representing a $1.0 million, or 16.1%, increase from movable medical equipment depreciation of $6.2 million for the same period of 2001. This increase was a result of movable medical equipment purchases. For the three months ended March 31, 2002, movable medical equipment depreciation as a percentage of equipment outsourcing revenues decreased to 22.0% from 22.3% for the same period of 2001. This decrease was achieved by maintaining our equipment utilization rates while adding movable medical equipment.

Gross Profit

Total gross profit for the three months ended March 31, 2002 was $18.1 million, representing a $3.0 million, or 19.9%, increase from gross profit of $15.1 million for the same period of 2001. For the three months ended March 31, 2002, total gross profit, as a percentage of total revenues, decreased to 47.1% from 48.8% for the same period of 2001. The decrease in gross profit as a percentage of total revenue is due to the increased cost of equipment outsourcing discussed above, the revenue mix related to the Narco Medical Services acquisition, partially offset by the strong outsourcing revenue growth.

Gross profit on equipment outsourcing revenue represents outsourcing revenues reduced by the cost of outsourcing and movable medical equipment depreciation. Gross profit on outsourcing revenue for the three months ended March 31, 2002 decreased to 48.9% from 49.9% for the same period in 2001. The decreased margin for the period reflects increased delivery costs and new AMPP personnel related costs, partially offset by outsourcing revenue growth.

Gross margin on sales of supplies and equipment and other for the three months ended March 31, 2002, decreased to 36.2% from 38.9% for the same period of 2001. This decrease is a result of service revenue mix related to our acquisition of Narco Medical Services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2002 were $10.4 million, representing a $0.8 million, or 8.9%, increase from selling, general and administrative expenses of $9.6 million for the same period of 2001. The increase was primarily due to higher medical and workers compensation insurance expenses, additional expenses to support AMPP and ELS programs, increased customer service and support costs, partially offset by a reduction in expenses related to allowance for doubtful accounts, and goodwill amortization. Selling, general and administrative expenses as a percentage of total revenue for the three months ended March 31, 2002 decreased to 27.1% from 31.0% for the same period of 2001. These decreases were due to increased efficiencies at the selling, general, and administrative expense level as well as the impact of SFAS No. 142, which eliminated goodwill amortization of $0.7 million.

EBITDA

We believe earnings before interest, taxes, depreciation, and amortization, or EBITDA, to be useful in analyzing our operating performance and our ability to service our debt. EBITDA for the three months ended March 31, 2002 was $15.7 million, representing a $2.6 million, or 19.8%, increase from $13.1 million for the same period of 2001. EBITDA as a percentage of total revenue for the three months ended March 31, 2002 decreased to 40.8% from 42.4% for the same period of 2001. This decrease was due to the revenue mix from our acquisition of Narco Medical Services.

Adjusted EBITDA

We believe adjusted EBITDA to be a better indicator than EBITDA of our operating performance and our ability to service debt since it excludes one-time non-recurring expenses or gains. Adjusted EBITDA for the three months ended March 31, 2002 was $15.7 million, representing a $2.5 million, or 19.7%, increase from $13.2 million for the same period of 2001. Adjusted EBITDA excludes from EBITDA management fees to J.W. Childs Associates, L.P. Adjusted EBITDA as a percentage of total revenue for the three months ended March 31, 2002 decreased to 41.0% from 42.6% for the same period of 2001.

Interest Expense

Interest expense for the three months ended March 31, 2002 was $4.6 million, representing a $0.6 million, or 11.6%, decrease from interest expense of $5.2 million for the same period of 2001. These decreases primarily reflect a reduced effective interest rate for our revolving credit facility, partially offset by additional borrowings. Average borrowings increased for the three months ended March 31, 2002 to $207.3 million from $197.9 million for the same period in 2001.

Income Taxes

Our effective income tax rate for the three months ended March 31, 2002 was 36.1% compared to a statutory federal income tax rate of 34.0%.

Net Income

We earned net income for the three months ended March 31, 2002 of $2.0 million, representing a $1.7 million, increase from net income of $0.3 million in the same period of 2001.

Quarterly Financial Information: Seasonality

Quarterly operating results are typically affected by seasonal factors. Historically, our first and fourth quarters are the strongest, reflecting increased hospital utilization during the fall and winter months.

Liquidity and Capital Resources

Historically, we have financed our equipment purchases primarily through internally generated funds and borrowings under our revolving credit facility. As an asset intensive business, we need continued access to capital to support the acquisition of equipment for outsourcing to our customers. We purchased and received $41.6 million, $31.2 million and $40.7 million of outsourcing equipment in 1999, 2000, and 2001, respectively. For the first three months of 2001 and 2002, we purchased and received $6.0 million and $8.5 million of movable medical equipment, respectively.

During the first three months of 2001 and 2002, net cash flows provided by operating activities were $3.6 million and $6.1 million, respectively. Net cash used in investing activities were $7.9 million and $9.4 million in each of these periods. Net cash flows provided by financing activities were $4.4 million and $3.3 million in each of these periods.

Our principal sources of liquidity are expected to be cash flows from operating activities and borrowings under our revolving credit facility. It is anticipated that our principal uses of liquidity will be to fund capital expenditures related to purchases of movable medical equipment, provide working capital, meet debt service requirements and finance our strategic plans.

In connection with our 1998 recapitalization, we issued $100.0 million of our 10.25% senior notes. In January 1999, we issued an additional $35.0 million of our senior notes. The senior notes earn interest at a rate of 10.25% per year, payable on March 1 and September 1 of each year. We also have a $87.5 million revolving credit facility. On October 12, 2001, we amended our credit facility to increase the size of the facility from $77.5 million to $87.5 million. Interest on loans outstanding under our revolving credit facility is payable at a rate per annum, selected at our option, equal to the base rate margin (which is the banks' base rate plus 1.5%) or the adjusted eurodollar rate margin (which is the adjusted eurodollar rate plus 2.75%). Our revolving credit facility, which terminates on October 31, 2004, contains certain covenants including restrictions and limitations on dividends, capital expenditures, liens, leases, incurrence of debt, transactions with affiliates, investments and certain payments, and on mergers, acquisitions, consolidations and asset sales. As of March 31, 2002, we had outstanding $135.0 million of our senior notes and had borrowed $75.3 million under our revolving credit facility.

On August 17, 1998, we issued 6,000 shares of our Series A 12% Cumulative Convertible Accruing Pay-In-Kind Preferred Stock to an affiliate of J.W. Childs Equity Partners, L.P., the holder of approximately 78% of our common stock, for an aggregate price of $6.0 million. On December 18, 1998, we redeemed our series A preferred stock with proceeds of $6.3 million from the sale to an insurance company of 6,246 shares of our Series B 13% Cumulative Accruing Pay-In-Kind Preferred Stock together with a warrant to purchase 245,000 shares of our common stock.

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
	Three months ended March 31,
Supplemental Information:	2002	2001

EBITDA	$ 15,675	$ 13,085
Adjusted EBITDA	15,746	13,151
Net cash provided by operating activities	5,966	3,552
Net cash used in investing activities	(9,410)	(7,936)
Net cash provided by financing activities	3,444	4,384
Movable medical equipment expenditures	8,519	6,029
(including acquistions)

Other operating data:

Movable medical equipment (units at end of period)	126,000	104,000
Offices (at end of period)	62	61
Number of hospital customers (at end of period)	2,650	2,500
Number of total customers (at end of period)	5,650	5,200
Number of AMPP accounts (at end of period)	24	19

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk is interest rate risk associated with our debt instruments. We use both fixed and variable rate debt as sources of financing. At March 31, 2002 we had approximately $207,600,000 of total debt outstanding, net of unamortized discount, of which $75,300,000 was bearing interest at variable rates approximating 4.6%. A 2.0% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $362,000 and $317,000 for the first quarter of 2002 and 2001, respectively. A 2.0% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $1,305,000 for 2001, $1,240,000 for 2000, and $2,200,000 for 1999. We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of March 31, 2002, we had no other significant material exposure to market risk.

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

Date: May 14, 2002
Universal Hospital Services, Inc.

By /s/ David E. Dovenberg
David E. Dovenberg,
President and Chief Executive Officer

By /s/ John A. Gappa
John A. Gappa,
Senior Vice President and Chief Financial Officer

Universal Hospital Services, Inc.

EXHIBIT INDEX TO REPORT ON FORM 10-Q
Exhibit
Number	Description	Page
12.1	Ratio of Earnings to Fixed Charges	18

                           Exhibit 12.1
	Three Months Ended
	March 31,
	2002	2001
DETERMINATION OF RATIO OF
EARNINGS TO FIXED CHARGES
Income before provision for income taxes	$ 3,090	$ 344
Fixed charges
Amortization of deferred financing costs	270	239
Interest expense	4,557	5,155
Earnings before fixed charges	7,917	5,738
Fixed charges
Amortization of deferred financing costs	270	239
Interest expense	4,557	5,155
Total fixed charges	4,827	5,394
Ratio of earnings to fixed charges	1.64x	1.06x