Form 10-Q
period 2002-06-30
UNIVERSAL HOSPITAL SERVICES INC
filed 2002-08-14
CIK 886171

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes X No

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Universal Hospital Services, Inc.

STATEMENTS OF OPERATIONS
(dollars in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
Revenues:
Equipment outsourcing	$32,499	$26,905	$65,300	$54,731
Sales of supplies and equipment, and other	5,759	3,087	11,345	6,130
Total revenues	38,258	29,992	76,645	60,861
Costs of equipment outsourcing and sales:
Cost of equipment outsourcing	9,647	7,840	19,201	15,577
Movable medical equipment depreciation	7,030	6,445	14,236	12,652
Cost of supplies and equipment sales	3,457	1,860	7,021	3,718
Total costs of equipment outsourcing and sales	20,134	16,145	40,458	31,947
Gross profit	18,124	13,847	36,187	28,914
Selling, general and administrative:
Selling, general and administrative, excluding
additional retirement benefits	10,966	9,351	21,382	18,919
Additional retirement benefits including
$1.2 million of non-cash stock compensation	-	1,553	-	1,553
Total selling, general and administrative	10,966	10,904	21,382	20,472
Operating income	7,158	2,943	14,805	8,442
Interest expense	4,565	4,949	9,123	10,104
Income (loss) before income taxes	2,593	(2,006)	5,682	(1,662)
Provision for income taxes	1,136	14	2,252	28
Net income (loss)	$ 1,457	$(2,020)	$ 3,430	$(1,690)

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

BALANCE SHEETS
(dollars in thousands except share and per share information)

ASSETS
	June 30,	December 31,
	2002	2001
	(unaudited)
Current assets:
Accounts receivable, less allowance for doubtful accounts of $1,800
at June 30, 2002 and $2,000 at December 31, 2001	$ 30,201	$ 30,574
Inventories	2,922	2,762
Other current assets	1,222	2,370
Deferred income taxes	2,370	1,120
Total current assets	36,715	36,826
Property and equipment, net:
Movable medical equipment, net	113,083	111,965
Property and office equipment, net	6,006	5,933
Total property and equipment, net	119,089	117,898
Intangible assets:
Goodwill, net	35,458	35,324
Other, primarily deferred financing costs, net	5,669	6,166
Total assets	$ 196,931	$ 196,214
LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
Current portion of long-term debt	$ 332	$ 313
Accounts payable	10,375	14,390
Accrued compensation and pension	4,979	6,930
Accrued interest	5,043	4,795
Other accrued expenses	2,087	1,803
Bank overdrafts	1,841	491
Total current liabilities	24,657	28,722
Long-term debt, less current portion	202,125	204,128
Deferred compensation and pension	3,546	3,141
Deferred income taxes	4,584	2,370
Series B, 13% Cumulative Accruing Pay-In-Kind Stock, $0.01 par value; 25,000 shares authorized,
6,246 shares issued and outstanding at June 30, 2002 and December 31, 2001, net of
unamortized discount, including accrued stock dividends	9,029	8,387
Common stock subject to put	7,988	3,763
Commitments and contingencies
Shareholders' deficiency:
Common Stock, $0.01 par value; 35,000,000 authorized, 11,392,596 and 11,275,050 shares
issued and outstanding at June 30, 2002 and December 31, 2001, respectively	114	113
Additional paid-in capital	-	1,091
Accumulated deficit	(54,295)	(54,524)
Deferred compensation	(817)	(977)
Total shareholders' deficiency	(54,998)	(54,297)
Total liabilties and shareholders' deficiency	$ 196,931	$ 196,214

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$ 3,430	$ (1,690)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	15,276	13,509
Amortization of intangibles	629	1,895
Accretion of bond discount	265	265
Provision for doubtful accounts	415	989
Non-cash stock-based compensation expense
upon issuance of stock options	160	1,247
Loss on sales/disposal of equipment	418	345
Deferred income taxes	1,097
Changes in operating assets and liabilities:
Accounts receivable	(47)	(2,143)
Inventories and other operating assets	(284)	49
Accounts payable and accrued expenses	(2,661)	(1,328)
Net cash provided by operating activities	18,698	13,138
Cash flows from investing activities:
Movable medical equipment purchases	(17,516)	(13,537)
Property and office equipment purchases	(1,098)	(1,004)
Proceeds from disposition of movable medical equipment	499	417
Other	(355)	43
Net cash used in investing activities	(18,470)	(14,081)
Cash flows from financing activities:
Proceeds under loan agreements	28,600	28,550
Payments under loan agreements	(30,848)	(28,635)
Repurchase of common stock	(11)	(7)
Payment of deferred offering costs	94
Proceeds from issuance of common stock, net of offering costs	587	94
Change in book overdraft	1,350	941
Net cash provided by financing activities	(228)	943
Net change in cash and cash equivalents	$ -	$ -
Supplemental cash flow information:
Interest paid	$ 8,610	$ 10,151
Movable medical equipment purchases included in accounts payable	$ 4,690	$ 3,886
Income taxes received	$ 53	$ 92

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.
NOTES TO UNAUDITED QUARTERLY REPORT FINANCIAL STATEMENTS

1. Basis of Presentation:

The condensed financial statements included in this Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations.These condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2002.

The interim financial statements presented herein as of June 30, 2001 and 2002, and for the six months ended June 30, 2001 and 2002, reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented.These adjustments are all of a normal, recurring nature.The results of operations for any interim period are not necessarily indicative of results for the full year.

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

Effective January 1, 2002, the Company also adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. This statement discontinued the amortization of goodwill and indefinite-lived intangible assets, subject to periodic impairment testing. The effect of this change in accounting on the second quarter and six months ended June 30, 2002, was to increase net income by approximately $0.7 million and $1.3 million, respectively. The adjusted amounts shown below reflect the effect of retroactive application of the discontinuance of the amortization of goodwill as if the new method of accounting had been in effect during the first quarter of 2001(dollars in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Net income (loss)
Reported net income (loss)	$ 1,457	$ (2,020)	$ 3,430	$ (1,690)
Goodwill amortization (net of tax effect)		680		1,360
Adjusted net income	$ 1,457	$ (1,340)	$ 3,430	$ (330)

On January 1, 2002, goodwill was tested for impairment in accordance with the provisions of SFAS no. 142.  Estimated fair values were determined using discounted cash flow analysis.  No amounts were impaired at that time.  In addition, the remaining useful lives of other intangible assets being amortized were reviewed and deemed to be appropriate.  The following provides additional information concerning the company's finite intangible assets, which are included in goodwill and other intangible assets in the Balance Sheet(dollars in thousands):

	January 1, 2002	June 30, 2002

Customer relationships	$715	$884
Accumulated amortization	(12)	(47)
Total finite intangible assets, net	$703	$837

Finite intangible assets are amortized on a straight-line basis over the estimated useful lives generally not exceeding 15 years. The straight-line method of amortization allocates the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the company in each reporting period.  Total amortization expense related to finite intangible assets during the six months ended June 30, 2002 and 2001 was approximately $35,500 and $5,500 respectively.  As of June 30, 2002, future estimated amortization expense related to amortizable other intangible assets will be (dollars in thousands):

Fiscal Year
Remainder 2002(six month period)	$35
2003	61
2004	61
2005	61
2006	61
After 2006	563

Effective July 1, 2001, the company also adopted the provisions of SFAS No. 141, Business Combinations.  The initial adoption of this statement did not have a material impact on the Statements of Operations.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective for fiscal years beginning after June 15, 2002.  SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4.  Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30.  SFAS No. 145 also amends SFAS No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor).  In addition, the FASB rescinded SFAS No. 44, which addressed the accounting for intangible assets of motor carriers and made numerous technical corrections.  The Company is currently evaluating the effect of the adoption of this statement.

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

Depreciation and amortization of property and office equipment is provided on the straight-line method over estimated useful lives of 30 years for buildings, remaining lease term for leasehold improvements, and three to ten years for shop and office equipment.  The cost and accumulated depreciation or amortization of property and equipment retired or sold is eliminated from their respective accounts and the resulting gain or loss is recorded in operations.  Property and office equipment amounts are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable.  An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition.  The amount of the impairment loss to be recorded is calculated by the excess of the assets carrying value over its fair value.  Fair value is generally determined using a discounted cash flow analysis.

 Goodwill
Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a purchase of a business combination.  Effective January 1, 2002, with the adoption of SFAS No. 142, goodwill is no longer amortized.  Prior to January 1, 2002, goodwill was amortized on a straight-line basis, ranging from 15 to 40 years.  Beginning January 1, 2002, goodwill will be tested for impairment on an annual basis in the fourth quarter, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired.  Impairment testing for goodwill is done at a reporting unit level.  Currently, the Company has identified one reporting unit under the criteria set forth by SFAS No. 142.  An impairment loss would generally be recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit.  The estimated fair value of the reporting unit is determined using discounted cash flows analysis.  Prior to January 1, 2002, goodwill was tested for impairment in a manner consistent with property, plant and equipment and intangible assets with a definite life.  Goodwill, included in goodwill and other intangible assets, net on the balance sheet was $34,621 and $34,621 at June 30, 2002 and December 31, 2001, respectively (dollars in thousands).

Intangible Assets
Intangible assets primarily include customer relationships and other intangible assets acquired from an independent party.  Effective January 1, 2002, with the adoption of SFAS No. 142, intangible assets with a definite life are amortized on a straight-line basis with estimated useful lives of generally 15 years.  Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable.  An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated fair value of the asset.  The excess of the assets carrying value over its fair value calculates the amount of the impairment loss to be recorded.  Fair value is generally determined using a discounted cash flow method.

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
Results of Operations
The following table provides information on the percentages of certain items of selected financial data bear to total revenues and also indicates the percentage increase or decrease of this information over the prior comparable period:

	Percent of Total Revenues				Percent Increase (Decrease)
	Three Months Ended		Six Months Ended		Qtr 2 2002	Six Months
	June 30,		June 30,		Over	2002 Over
					Qtr 2	Six Months
	2002	2001	2002	2001	2001	2001
Revenues:
Equipment outsourcing	84.9%	89.7%	85.2%	89.9%	20.8%	19.3%
Sales of supplies and
equipment, and
other	15.1%	10.3%	14.8%	10.1%	86.6%	85.1%
Total revenues	100.0%	100.0%	100.0%	100.0%	27.6%	25.9%
Costs of equipment
outsourcing and sales:
Cost of equipment
outsourcing	25.2%	26.1%	25.0%	25.6%	23.0%	23.3%
Movable medical
equipment
depreciation	18.4%	21.5%	18.6%	20.8%	9.1%	12.5%
Cost of supplies and
equipment sales	9.0%	6.2%	9.2%	6.1%	85.9%	88.8%
Total costs of
equipment
outsourcing and
sales	52.6%	53.8%	52.8%	52.5%	24.7%	26.6%
Gross profit	47.4%	46.2%	47.2%	47.5%	30.9%	25.2%
Selling, general and
administrative:
Selling, general and
administrative
excluding additional
retirement benefits	28.7%	31.2%	27.9%	31.1%	17.3%	13.0%
Additional retirement
benefits including
$1.2 million of
non-cash stock
compensation	0.0%	5.2%	0.0%	2.5%	NM	NM
Total selling, general
and administrative	28.7%	36.4%	27.9%	33.6%	0.6%	4.4%
Operating income	18.7%	9.8%	19.3%	13.9%	143.2%	75.4%
Interest expense	11.9%	16.5%	11.9%	16.6%	(7.7%)	(9.7%)
Income (loss) before income taxes	6.8%	(6.7%)	7.4%	(2.7%)	NM	NM
Provision for
income taxes	3.0%	0.0%	2.9%	0.1%	NM	NM
Net income (loss)	3.8%	(6.7%)	4.5%	(2.8%)	NM	NM

General

We are a leading nationwide provider of medical technology outsourcing and services to the healthcare industry.  Our diverse customer base includes more than 2,675 of the 5,800 acute care hospitals nationwide and approximately 3,025 alternate site providers, such as home care providers, nursing homes, surgery centers, subacute care facilities and outpatient centers.  We offer our customers a wide range of programs to help them increase productivity while reducing costs.  These programs include a comprehensive range of support services including equipment delivery, training, technical support, inspection, maintenance, logistics and complete documentation.  With our complete outsourcing program, AMPP or Asset Management Partnership Program, we enable customers to outsource all, or a significant portion of, their movable medical equipment needs by providing, maintaining, managing, documenting and tracking that equipment for them.  Our fees are paid directly by our customers rather than through reimbursement from government or other third-party payors.

Our outsourcing programs differ from traditional purchase or lease alternatives for obtaining movable medical equipment.  Under our outsourcing programs, customers are able to use our equipment and rely on us to upgrade, manage and maintain that equipment.  All of our outsourcing programs include a comprehensive range of support services, including equipment delivery, training, technical and educational support, inspection, maintenance and comprehensive documentation.  We seek to maintain high utilization of our equipment by pooling and redeploying that equipment among a diverse customer base and adjusting pricing on a customer-by-customer basis to compensate for their varying usage rates.  We also sell disposable medical supplies to customers in conjunction with our outsourcing programs.  In addition, we offer repair, inspection, preventative maintenance and logistic services for the equipment that our customers own.

Our outsourcing and service programs enable healthcare providers to replace the fixed costs of owning and/or leasing medical equipment with variable costs that are more closely related to current needs and utilization rates.  The increased flexibility and services provided to our customers enables them to:

           Increase equipment productivity rates.  Our outsourcing programs enable healthcare providers to increase the productivity of their movable medical equipment by tracking their utilization rates and matching equipment availability with actual need.  This enables them to purchase less equipment and reduce the related costs associated with the management, tracking and storage of excess equipment on-site.  Furthermore, our programs, especially our Pay-Per-Use(TM) program, allow customers to more effectively match the costs of equipment usage with variable patient charges.

           Outsource support services.  We believe that our support services substantially reduce the operating cost and administrative burden associated with equipment ownership or lease.  Our support services include equipment delivery, training, technical and educational support, inspection, maintenance, and comprehensive documentation.  These services generally result in lower cost to the customer than if performed internally.  In addition, we believe that our outsourcing programs reduce the time that nurses and other medical staff devote to the management and maintenance of movable medical equipment rather than direct patient care.  We believe that this may increase staff job satisfaction, productivity and performance and reduce staff turnover.

           Equipment Lifecycle Services.  Through our Equipment Lifecycle Service program, we offer consulting and support services for managing and maintaining all the equipment in a hospital.  These services include capital planning, procurement, complete maintenance, supplemental usage, financing and disposition of the hospital's equipment.

           Eliminate equipment obsolescence risk.  Healthcare providers can effectively eliminate the risk of equipment obsolescence through our outsourcing programs.  In addition, our own risk of equipment obsolescence is reduced because we can place with one customer the equipment that may be obsolete to another customer, thus extending the useful life of the equipment.

We are one of only two national providers of movable medical equipment outsourcing programs.  We own a pool of approximately 127,000 pieces of movable medical equipment in four primary categories: critical care, respiratory therapy, monitoring, and newborn care.  As of June 30, 2002, we operated through 62 full service district offices and 13 regional service centers, serving outsourcing and sales customers in all 50 states and the District of Columbia.  We currently provide outsourcing services to approximately 45% of all acute care hospitals in the United States, including UCLA Medical Center, Brigham and Women's Hospital, Johns Hopkins Medical Center and Bon Secours Health System.  We also have contracts with several national group purchasing organizations, or GPOs, including Premier, Novation, LLC and Amerinet, Inc.  We commenced operations in 1939, originally incorporated in Minnesota in 1954 and reincorporated in Delaware in 2001.

Industry Background

In 2001, total healthcare expenditures in the United States were estimated at $1.4 trillion, representing 13.4% of the U.S. gross domestic product and an increase of approximately 7.7% over 2000, according to the Centers for Medicare and Medicaid Services, or CMS.   An aging U.S. population and advances in medical technology are expected to drive increases in hospital patient populations and the consumption of healthcare services.  CMS estimates that total healthcare expenditures will grow by 7.3% during the forecast period 2001-2011.  According to these estimates, healthcare expenditures will account for approximately $2.8 trillion, or 17%, of U.S. gross domestic product by 2011.

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

As a result of these pressures, acute care hospitals and alternate site providers have increasingly turned to outsourcing programs.  We believe the market potential for movable medical equipment outsourcing is greater than $1.5 billion.  This estimate is based on our average monthly AMPP revenue per bed of more than $200 (or $2,400 annually) and our estimate of a 65% occupancy rate of the 990,000 total registered hospital beds in the United States as estimated by the American Hospital Association.  Our average monthly AMPP revenue is derived from our 22 acute care hospital AMPP accounts, consisting of approximately 4,200 census beds in the aggregate of a diverse group of hospitals.  We believe the demand for technology outsourcing will continue to expand as acute care hospitals and alternate site providers continue to try to reduce costs and increase medical staff satisfaction while providing high quality, patient-specific medical care.

The following discussion addresses our financial condition as of June 30, 2002 and the results of operations and cash flows for the three months and six months ended June 30, 2002 and 2001.  This discussion should be read in conjunction with the financial statements included elsewhere in this report and the Management's Discussion and Analysis and Financial sections included in our Annual Report Form 10-K filed with the Securities and Exchange Commission on March 15, 2002.

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

Equipment Outsourcing Revenues

Equipment outsourcing revenues for the three months ended June 30, 2002 were $32.5 million, representing a $5.6 million, or 20.8%, increase from equipment outsourcing revenues of $26.9 million for the same period of 2001.  Equipment outsourcing revenues for the six months ended June 30, 2002 were $65.3 million, representing a $10.6 million, or 19.3%, increase from equipment outsourcing revenues of $54.7 million for the same period of 2001.  The outsourcing revenue growth resulted from our acquisition of Narco Medical Services completed in the fourth quarter of 2002, increased AMPP revenue, and expanded customer base.  During the last twelve months, we have added six new AMPP accounts.

Sales of Supplies and Equipment, and Other

Sales of supplies and equipment, and other for the three months ended June 30, 2002 were $5.8 million, representing a $2.7 million, or 86.6%, increase from sales of supplies and equipment, and other of $3.1 million for the same period of 2001.  Sales of supplies and equipment, and other for the six months ended June 30, 2002 were $11.3, representing a $5.2 million, or 85.1%, increase from sales of supplies and equipment, and other of $6.1 million for the same period of 2001.  The increase in service revenue is mainly attributable to the Equipment Lifecycle Services, or ELS, that were gained through our acquisition of Narco Medical Services in October 2001.

Cost of Equipment Outsourcing

Cost of equipment outsourcing for the three months ended June 30, 2002 was $9.6 million, representing a $1.8 million, or 23.0%, increase from cost of equipment outsourcing of $7.8 million for the same period of 2001.  Cost of equipment outsourcing for the six months ended June 30, 2002 was $19.2, representing a $3.6 million, or 23.3%, increase from cost of equipment outsourcing of $15.6 million for the same period of 2001.  For the three months ended June 30, 2002, cost of equipment outsourcing as a percentage of equipment outsourcing revenues increased to 29.7% from 29.1% for the same period of 2001.  For the six months ended June 30, 2002, cost of equipment outsourcing as a percentage of equipment outsourcing revenues increased to 29.4% from 28.5% for the same period of 2001.  This increase was a result of higher delivery costs, support personnel added for the growth in AMPPs, combined with other costs incurred to support the equipment outsourcing revenue growth.

Movable Medical Equipment Depreciation

Movable medical equipment depreciation for the three months ended June 30, 2002 was $7.0 million, representing a $0.6 million, or 9.1%, increase from movable medical equipment depreciation of $6.4 million for the same period of 2001.  Movable medical equipment depreciation for the six months ended June 30, 2002 was $14.2 million, representing a $1.5 million, or 12.5%, increase from movable medical equipment depreciation of $12.7 million for the same period of 2001.  This increase was a result of movable medical equipment purchases.  For the three months June 30, 2002, movable medical equipment depreciation as a percentage of equipment outsourcing revenues decreased to 21.6% from 24.0% for the same period of 2001.  For the six months ended June 30, 2002, movable medical equipment depreciation as a percentage of equipment outsourcing revenues decreased to 21.8% from 23.1% for the same period of 2001.This decrease was achieved by the strong revenue growth, described above under the caption "Equipment Outsourcing Revenues," combined with classes of acquired equipment becoming fully depreciated.

Gross Profit

Total gross profit for the three months ended June 30, 2002 was $18.1 million, representing a $4.3 million, or 30.9%, increase from gross profit of $13.8 million for the same period of 2001.  Total gross profit for the six months ended June 30, 2002 was $36.2 million, representing a $7.3 million, or 25.2%, increase from gross profit of $28.9 million for the same period of 2001.  For the three months ended June 30, 2002, total gross profit, as a percentage of total revenues, increased to 47.4% from 46.2% for the same period of 2001.  The increase in gross profit as a percentage of total revenue for the second quarter is primarily due to decreased movable medical equipment depreciation expense.  For the six months ended June 30, 2002, total gross profit, as a percentage of total revenues, decreased to 47.2% from 47.5% for the same period of 2001.  The decrease in gross profit as a percentage of total revenue is due to the increased cost of equipment outsourcing discussed above and the revenue mix related to the Narco Medical Services acquisition, partially offset by the strong outsourcing revenue growth.

Gross profit on equipment outsourcing revenue represents outsourcing revenues reduced by the cost of outsourcing and movable medical equipment depreciation.  Gross profit on outsourcing revenue for the three months ended June 30, 2002 increased to 48.7% from 46.9% for the same period in 2001.  Gross profit on outsourcing revenue for the six months ended June 30, 2002 increased to 48.8% from 48.4% for the same period in 2001.  The increased margin for the period reflects outsourcing revenue growth offset by increased delivery costs, new AMPP personnel related costs and other costs related to the maintenance of our movable medical equipment base.

Gross margin on sales of supplies and equipment and other for the three months ended June 30, 2002, increased to 40.0% from 39.7% for the same period of 2001.  Gross margin on sales of supplies and equipment and other for the six months ended June 30, 2002, decreased to 38.1% from 39.3% for the same period of 2001.  This decrease is a result of service revenue mix related to our acquisition of Narco Medical Services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2002 were $11.0 million, representing a $0.1 million, or 0.6%, increase from selling, general and administrative expenses of $10.9 million for the same period of 2001.  Selling, general and administrative expenses for the six months ended June 30, 2002 were $21.4 million, representing a $0.9 million, or 4.4%, increase from selling, general and administrative expenses of $20.5 million for the same period of 2001.  The increase was primarily due to higher medical and workers compensation insurance expenses, additional expenses to support AMPP and ELS programs, increased customer service and support costs, partially offset by a reduction in expenses related to allowance for doubtful accounts, goodwill amortization and non-recurring additional retirement benefit expenses in the second quarter of 2001.  Selling, general and administrative expenses as a percentage of total revenue for the three months ended June 30, 2002 decreased to 28.7% from 36.4% for the same period of 2001.  Selling, general and administrative expenses as a percentage of total revenue for the six months ended June 30, 2002 decreased to 27.9% from 33.6% for the same period of 2001.  These decreases were due to increased efficiencies at the selling, general, and administrative expense level as well as the impact of SFAS No. 142, which eliminated goodwill amortization of $0.7 million and the non-recurring additional retirement benefit expenses in the second quarter of 2001.

EBITDA

We believe earnings before interest, taxes, depreciation, and amortization, or EBITDA, to be useful in analyzing our operating performance and our ability to service our debt.spacerun: yes">  EBITDA for the three months ended June 30, 2002 was $15.0 million, representing a $4.2 million, or 39.7%, increase from $10.8 million for the same period of 2001.  EBITDA for the six months ended June 30, 2002 was $30.7 million, representing a $6.9 million, or 28.8%, increase from $23.8 million for the same period of 2001.  EBITDA as a percentage of total revenue for the three months ended June 30, 2002 increased to 39.3% from 35.9% for the same period of 2001.  EBITDA as a percentage of total revenue for the six months ended June 30, 2002 increased to 40.1% from 39.2% for the same period of 2001.

Adjusted EBITDA

We believe adjusted EBITDA to be a better indicator than EBITDA of our operating performance and our ability to service debt since it excludes one-time non-recurring expenses or gains.  Adjusted EBITDA for the three months ended June 30, 2002 was $15.1 million, representing a $2.7 million, or 22.0%, increase from $12.4 million for the same period of 2001.  Adjusted EBITDA for the six months ended June 30, 2002 was $30.9 million, representing a $5.4 million, or 20.8%, increase from $25.5 million for the same period of 2001.  Adjusted EBITDA excludes from EBITDA management fees to J.W. Childs Associates, L.P., as well as additional retirement benefits in 2001.   Adjusted EBITDA as a percentage of total revenue for the three months ended June 30, 2002 decreased to 39.5% from 41.3% for the same period of 2001.  Adjusted EBITDA as a percentage of total revenue for the six months ended June 30, 2002 decreased to 40.3% from 42.0% for the same period of 2001 as a result of the revenue mix associated with our Narco Medical Services, Inc. acquisition.spacerun: yes">  Higher insurance costs, delivery and support personnel expenses, and other costs incurred to generate revenue growth also contributed to the margin reduction.

Interest Expense

Interest expense for the three months ended June 30, 2002 was $4.6 million, representing a $0.3 million, or 7.7%, decrease from interest expenses of $4.9 million for the same period of 2001.  Interest expense for the six months ended June 30, 2002 was $9.1 million, representing a $1.0 million, or 9.7%, decrease from interest expense of $10.1 million for the same period of 2001.  These decreases primarily reflect a reduced effective interest rate for our revolving credit facility, partially offset by additional borrowings.  Average borrowings increased for the three months ended June 30, 2002 to $208.2 million from $199.1 million for the same period of 2001.  Average borrowings increased for the six months ended June 30, 2002 to $207.3 million from $198.3 million for the same period in 2001.

Income Taxes

Our effective income tax rate for the six months ended June 30, 2002 was 39.6% compared to a statutory federal income tax rate of 34.0%.

Net Income

We earned net income for the three months ended June 30, 2002 of $1.5 million, representing a $3.5 million, increase from a net loss of $2.0 million in the same period of 2001.  We earned net income for the six months ended June 30, 2002 of $3.4 million, representing a $5.1 million, increase from a net loss of $1.7 million in the same period of 2001.

Quarterly Financial Information: Seasonality

Quarterly operating results are typically affected by seasonal factors.  Historically, our first and fourth quarters are the strongest, reflecting increased hospital utilization during the fall and winter months.

Liquidity and Capital Resources

Historically, we have financed our equipment purchases primarily through internally generated funds and borrowings under our revolving credit facility.  As an asset intensive business, we need continued access to capital to support the acquisition of equipment for outsourcing to our customers.  We purchased and received $41.6 million, $31.2 million and $40.7 million of outsourcing equipment in 1999, 2000, and 2001, respectively.  For the first six months of 2001 and 2002, we purchased and received $14.4 million and $16.3 million of movable medical equipment, respectively.

During the first six months of 2002 and 2001, net cash flows provided by operating activities were $18.7 million and $13.1 million, respectively.  Net cash (used in) investing activities were ($18.5) million and ($14.1) million in each of these periods.  Net cash flows (used in) provided by financing activities were ($0.2) million and $0.9 million in each of these periods.

Our principal sources of liquidity are expected to be cash flows from operating activities and borrowings under our revolving credit facility.  It is anticipated that our principal uses of liquidity will be to fund capital expenditures related to purchases of movable medical equipment, provide working capital, meet debt service requirements and finance our strategic plans.

In connection with our 1998 recapitalization, we issued $100.0 million of our 10.25% senior notes.  In January 1999, we issued an additional $35.0 million of our senior notes.  The senior notes earn interest at a rate of 10.25% per year, payable on March 1 and September 1 of each year.  We also have a $87.5 million revolving credit facility. On October 12, 2001, we amended our credit facility to increase the size of the facility from $77.5 million to $87.5 million.  Interest on loans outstanding under our revolving credit facility is payable at a rate per annum, selected at our option, equal to the base rate margin (which is the banks' base rate plus 1.5%) or the adjusted eurodollar rate margin (which is the adjusted eurodollar rate plus 2.75%).  Our revolving credit facility, which terminates on October 31, 2004, contains certain covenants including restrictions and limitations on dividends, capital expenditures, liens, leases, incurrence of debt, transactions with affiliates, investments and certain payments, and on mergers, acquisitions, consolidations and asset sales.  As of June 30, 2002, we had outstanding $135.0 million of our senior notes and had borrowed $69.8 million under our revolving credit facility.

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

	Six months ended June 30,
Supplemental Information:	2002	2001

EBITDA	$ 30,711	$ 23,846
Adjusted EBITDA	30,869	25,548
Net cash provided by operating activities	18,698	13,138
Net cash used in investing activities	(18,470)	(14,081)
Net cash (used in) provided by financing activities	(228)	943
Movable medical equipment expenditures	16,264	14,447
(including acquistions)

Other operating data:

Movable medical equipment (units at end of period)	127,000	108,000
Offices (at end of period)	62	61
Number of hospital customers (at end of period)	2,695	2,510
Number of total customers (at end of period)	5,734	5,720
Number of AMPP accounts (at end of period)	23	19

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk is interest rate risk associated with our debt instruments.  We use both fixed and variable rate debt as sources of financing.  At June 30, 2002 we had approximately $202,100,000 of total debt outstanding, net of unamortized discount, of which $69,800,000 was bearing interest at variable rates approximating 4.7%.  A 2.0% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $724,000 and $636,000 for the first six months of 2002 and 2001, respectively.  A 2.0% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $1,305,000 for 2001, $1,240,000 for 2000, and $2,200,000 for 1999.  We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes.  As of June 30, 2002, we had no other significant material exposure to market risk.

Part II - Other Information

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities and Use of Proceeds

On June 7, 2002, pursuant to the exercise of outstanding options, we sold 72,450 shares of our common stock to two of our executive officers and six of our employees, for an aggregate purchase price of $82,593.  On June 25, 2002, we sold 45,455 shares of our common stock to the spouse of one of our executive officers, for an aggregate purchase price of $500,005.  All such sales were completed pursuant to the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.  The proceeds from the sales of such shares were added to our general funds and used for our general corporate purposes.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K
  Exhibits:

  10.1 Employment Agreement between Universal Hospital Services, Inc. and Gary D. Blackford, dated June 25, 2002

  12.1 Ratio of Earnings to Fixed Charges

  99.1 President and Chief Executive Officer Certification

  99.2 Chief Financial Officer Certification

  Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002

Universal Hospital Services, Inc.

By /s/ Gary D. Blackford
Gary D. Blackford,
President and Chief Executive Officer

By /s/ John A. Gappa
John A. Gappa,
Senior Vice President and Chief Financial Officer

Universal Hospital Services, Inc.

EXHIBIT INDEX TO REPORT ON FORM 10-Q
Exhibit
Number	Description	Page
10.1	Employment Agreement between Universal Hospital Services, Inc.	18
	and Gary D. Blackford, dated June 25, 2002

12.1	Ratio of Earnings to Fixed Charges	36

99.1	President and Chief Executive Officer Certification	37

99.2	Chief Financial Officer Certification	38