Form 10-Q
period 2002-09-30
UNIVERSAL HOSPITAL SERVICES INC
filed 2002-11-12
CIK 886171

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

UNIVERSAL HOSPITAL SERVICES, INC.

STATEMENT OF OPERATIONS
(dollars in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Equipment outsourcing	$31,823	$26,937	$97,123	$81,668
Sales of supplies and equipment, service and other revenues	5,860	3,163	17,206	9,293

Total revenues	37,683	30,100	114,329	90,961
Costs of equipment outsourcing and sales:
Cost of equipment outsourcing	9,727	8,267	28,928	23,844
Movable medical equipment depreciation	7,349	6,587	21,585	19,239
Costs of supplies and equipment sales	3,625	1,860	10,648	5,578

Total costs of equipment outsourcing and sales	20,701	16,714	61,161	48,661

Gross profit	16,982	13,386	53,168	42,300
Selling, general and administrative:
Selling, general and administrative, excluding additional retirement benefits	10,555	9,323	31,935	28,242
Additional retirement benefits including $1.2 million of non-cash stock compensation	—	—	—	1,553

Total selling, general and administrative	10,555	9,323	31,935	29,795

Operating income	6,427	4,063	21,233	12,505
Interest expense	4,456	4,794	13,579	14,898

Income (loss) before income taxes	1,971	(731)	7,654	(2,393)
Provision for income taxes	830	14	3,082	42

Net income (loss)	$1,141	$(745)	$4,572	$(2,435)

The accompanying notes are an integral part of the unaudited financial statements.

UNIVERSAL HOSPITAL SERVICES, INC.

BALANCE SHEETS
(dollars in thousands except share and per share information)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Accounts receivable, less allowance for doubtful accounts of $1,750 at September 30, 2002 and $2,000 at December 30, 2001	$30,322	$30,574
Inventories	3,024	2,762
Deferred income taxes	2,370	2,370
Other current assets	2,225	1,120

Total current assets	37,941	36,826
Property and equipment, net:
Movable medical equipment, net	114,448	111,965
Property and office equipment, net	5,937	5,933

Total property and equipment, net	120,385	117,898
Intangible assets
Goodwill and other intangibles	35,481	35,324
Other primary deferred financing costs, net	5,448	6,166

Total assets	$199,255	$196,214

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities:
Current portion of long-term debt	$246	$313
Accounts payable	11,620	14,390
Accrued compensation and pension	6,440	6,930
Accrued interest	1,369	4,795
Other accrued expenses	2,518	1,803
Bank overdrafts	340	491

Total current liabilities	22,533	28,722
Long-term debt, less current portion	205,062	204,128
Deferred compensation and pension	2,977	3,141
Deferred income taxes	5,442	2,370
Series B, 13% Cumulative Accruing Pay-In-Kind Stock, $0.01 par value; 25,000 authorized, 6,246 shares issued and outstanding at September 30, 2002 and December 31, 2001, net of unamortized discount, including accrued stock Dividends	9,351	8,387
Common stock subject to put	9,361	3,763
Commitments and contingencies
Shareholders’ deficiency
Common stock, $0.01 par value; 35,000,000 authorized, 11,392,596 issued and outstanding at September 30, 2002 and 11,275,050 at December 30, 2001, Respectively	114	113
Additional paid in capital	0	1,091
Accumulated deficit	(54,848)	(54,524)
Deferred compensation	(737)	(977)

Total shareholders’ deficiency	(55,471)	(54,297)

Total liabilities and shareholders’ deficiency	$199,255	$196,214

The accompanying notes are an integral part of the unaudited financial statements.

UNIVERSAL HOSPITAL SERVICES, INC.

STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$4,572	$(2,435)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	23,132	20,529
Amortization of intangibles	942	2,839
Accretion of bond discount	397	397
Provision for doubtful accounts	551	1,219
Non-cash stock-based compensation expense upon Issuance of stock options	240	1,327
Loss on sales/disposal of equipment	472	399
Deferred income taxes	3,072
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(305)	(2,299)
Inventories and other operating activities	(1,400)	126
Accounts payable and accrued expenses	(5,946)	(3,470)

Net cash provided by operating activities	25,727	18,632
Cash flows from investing activities:
Movable medical equipment purchases	(25,489)	(22,846)
Property and office equipment purchases	(1,634)	(1,356)
Proceeds from disposition of movable medical equipment	744	619
Other	(375)	33

Net cash used in investing activities	(26,754)	(23,550)
Cash flows from financing activities:
Proceeds under loan agreements	47,225	45,250
Payments under loan agreements	(46,623)	(40,505)
Repurchase of common stock	(11)	(7)
Payment of deferred financing cost	—	(194)
Payment of deferred offering cost	—	(607)
Proceeds from issuance of common stock, net of offering costs	587	94
Change in book overdraft	(151)	887

Net cash provided by financing activities	1,027	4,918

Net change in cash and cash equivalents	$—	$—
Supplemental cash flow information:
Interest paid	$16,608	$18,730

Movable medical equipment purchases included in accounts payable	5,751	$5,639

Income taxes received	$75	$71

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

The interim financial statements presented herein as of September 30, 2002 and 2001, and for the nine months ended September 30, 2002 and 2001, reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented. These adjustments are all of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year.

The December 31, 2001 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.    New Accounting Standards:

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 144. This standard broadens the presentation of discontinued operations to include more disposal transactions. The statement retains the requirements of SFAS No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of) to recognize impairments on property, plant and equipment, but removes goodwill from its scope. The adoption of SFAS No. 144 did not impact the Company’s financial statements.

Effective January 1, 2002, the Company also adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. This statement discontinued the amortization of goodwill and indefinite-lived intangible assets, subject to periodic impairment testing. The effect of this change in accounting on the third quarter and nine months ended September 30, 2002, was to increase net income by approximately $0.7 million and $2.0 million, respectively. The adjusted amounts shown below reflect the effect of retroactive application of the discontinuance of the amortization of goodwill as if the new method of accounting had been in effect during the first quarter of 2001 (dollars in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Net income (loss)
Reported net income (loss)	$1,141	$(745)	$4,572	$(2,435)
Goodwill amortization (net of tax effect)	—	680	—	2,040

Adjusted net income	$1,141	$(65)	$4,572	$(395)

On January 1, 2002, goodwill was tested for impairment in accordance with the provisions of SFAS no. 142. Estimated fair values were determined using discounted cash flow analysis. No amounts were impaired at that time. In addition, the remaining useful lives of other intangible assets being amortized were reviewed and deemed to be appropriate. The following provides additional information concerning the company’s finite intangible assets, which are included in goodwill and other intangible assets in the Balance Sheet (dollars in thousands):

	January 1, 2002	September 30, 2002
Customer relationships	$715	$922
Accumulated amortization	(12)	(62)

Total finite intangible assets, net	$703	$860

Finite intangible assets are amortized on a straight-line basis over the estimated useful lives generally not exceeding 15 years. The straight-line method of amortization allocates the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the company in each reporting period. Total amortization expense related to finite intangible assets during the nine months ended September 30, 2002 and 2001 was approximately $51,000 and $8,000 respectively. As of September 30, 2002, future estimated amortization expense related to amortizable other intangible assets will be (dollars in thousands):

Fiscal Year
Remainder 2002 (three month period)	$15
2003	61
2004	61
2005	61
2006	61
After 2006	$601

Effective July 1, 2001, the company also adopted the provisions of SFAS No. 141, Business Combinations. The initial adoption of this statement did not have a material impact on the Statements of Operations.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” effective for fiscal years beginning after June 15, 2002. SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS No. 145 also amends SFAS No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). In addition, the FASB rescinded SFAS No. 44, which addressed the accounting for intangible assets of motor carriers and made numerous technical corrections. The Company is currently evaluating the effect of the adoption of this statement.

3.    Significant Accounting Policies

The accounting policies for “movable medical equipment,” “property and office equipment,” “goodwill and other intangibles,” and “valuation of long-lived assets” in the Annual Report on Form 10-K for the year ended December 31, 2001, have been superseded by the new policies that follow. These policies were impacted by the January 1, 2002, adoption of SFAS No. 142 and SFAS No. 144 (discussed previously). The “movable medical equipment” and “property and office equipment” policies did not change significantly, but have been updated to include impairment policy information that was previously disclosed under the separate “valuation of long-lived assets” policy.

Movable Medical Equipment

Depreciation of movable medical equipment is provided on the straight-line method over the equipment’s estimated useful life of seven years. The cost and accumulated depreciation of movable medical equipment retired or sold is eliminated from their respective accounts and the resulting gain or loss is recorded as sales of supplies and equipment, and other.

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

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a purchase of a business combination. Effective January 1, 2002, with the adoption of SFAS No. 142, goodwill is no longer amortized. Prior to January 1, 2002, goodwill was amortized on a straight-line basis, ranging from 15 to 40 years. Beginning January 1, 2002, goodwill will be tested for impairment on an annual basis in the fourth quarter, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Currently, the Company has identified one reporting unit under the criteria set forth by SFAS No. 142. An impairment loss would generally be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of the reporting unit is determined using discounted cash flows analysis. Prior to January 1, 2002, goodwill was tested for impairment in a manner consistent with property, plant and equipment and intangible assets with a definite life. Goodwill, included in goodwill and other intangible assets, net on the balance sheet was $34,621 at September 30, 2002 and December 31, 2001, (dollars in thousands).

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

Results of Operations

The following table provides information on the percentages of certain items of selected financial data bear to total revenues and also indicates the percentage increase or decrease of this information over the prior comparable period:

	Percent of Total Revenues						Percent Increase (Decrease)
	Three Months Ended September 30,			Nine Months Ended September 30,			Qtr 3 2002 Over Qtr 3 2001		Nine Months 2002 Over Nine Months 2001
	2002	2001		2002	2001
Revenues:
Equipment outsourcing	84.4%	89.5%		85.0%	89.8%		18.1%		18.9%
Sales of supplies and equipment and other	15.6%	10.5%		15.0%	10.2%		85.3%		85.1%

Total revenues	100.0%	100.0%		100.0%	100.0%		25.2%		25.7%
Costs of equipment outsourcing and sales
Cost of equipment outsourcing	25.8%	27.4%		25.3%	26.2%		17.7%		21.3%
Movable medical equipment depreciation	19.5%	21.9%		18.9%	21.2%		11.6%		12.2%
Cost of supplies and equipment sales	9.6%	6.2%		9.3%	6.1%		95.0%		90.9%

Total costs of equipment outsourcing and sales	54.9%	55.5%		53.5%	53.5%		23.9%		25.7%

Gross profit	45.1%	44.5%		46.5%	46.5%		26.9%		25.7%
Selling, general and administrative
Selling, general and administrative, excluding, additional retirement benefits	28.0%	31.0%		27.9%	31.1%		13.2%		13.1%
Additional retirement benefits including $1.2 million of non-cash stock compensation	0.0%	0.0%		0.0%	1.7%		NM		NM

Total selling, general and administrative	28.0%	31.0%		27.9%	32.8%		13.2%		7.2%

Operating income	17.1%	13.5%		18.6%	13.7%		58.2%		69.8%
Interest expense	11.9%	15.9%		11.9%	16.3%		(7.1%	)	(8.9%	)

Income (loss) before income taxes	5.2%	(2.4%	)	6.7%	(2.6%	)	NM		NM
Provision for income taxes	2.2%	0.1%		2.7%	0.1%		NM		NM

Net income (loss)	3.0%	(2.5%	)	4.0%	(2.7%	)	NM		NM

General

We are a leading nationwide provider of medical technology outsourcing and services to the healthcare industry. Our diverse customer base includes more than 2,720 of the 5,800 acute care hospitals nationwide and approximately 3050 alternate site providers, such as home care providers, nursing homes, surgery centers, subacute care facilities and outpatient centers. We offer our customers a wide range of programs to help them increase productivity while reducing costs. These programs include a comprehensive range of support services including equipment delivery, training, technical support, inspection, maintenance, logistics and complete documentation. With our outsourcing programs we enable customers to outsource all, or a significant portion of, their movable medical equipment needs by providing, maintaining, managing, documenting and tracking that equipment for them. Our fees are paid directly by our customers rather than through reimbursement from government or other third-party payors.

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

Our outsourcing and service programs enable healthcare providers to replace the fixed costs of owning and/or leasing medical equipment with variable costs that are more closely related to current needs and utilization rates. The increased flexibility and services provided to our customers enables them to:

•
Increase equipment productivity rates.    Our outsourcing programs, including our exclusive AIMS/CS ™ software, enable healthcare providers to increase the productivity of their movable medical equipment by tracking their utilization rates and matching equipment availability with actual need. This enables them to purchase less equipment and reduce the related costs associated with the management, tracking and storage of excess equipment on-site. Furthermore, our programs allow customers to more effectively match the costs of equipment usage with variable patient charges.

•
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

•
Provide Equipment Lifecycle Services.    Through our Equipment Lifecycle Service program, we offer consulting and support services for managing and maintaining all the equipment in a hospital. These services include capital planning, procurement, complete maintenance, supplemental usage, financing and disposition of the hospital’s equipment.

•
Eliminate equipment obsolescence risk.    Healthcare providers can effectively eliminate the risk of equipment obsolescence through our outsourcing programs. In addition, our own risk of equipment obsolescence is reduced because we can place with one customer the equipment that may be obsolete to another customer, thus extending the useful life of the equipment.

We are one of only two national providers of movable medical equipment outsourcing programs. We own a pool of approximately 128,000 pieces of movable medical equipment in four primary categories: critical care, respiratory therapy, monitoring, and newborn care. As of September 30, 2002, we operated through 65 full service district offices and 13 regional service centers, serving outsourcing and sales customers in all 50 states and the District of Columbia. We currently provide outsourcing services to approximately 45% of all acute care hospitals in the United States, including UCLA Medical Center, Brigham and Women’s Hospital, Johns Hopkins Medical Center and Bon Secours Health System. We also have contracts with several national group purchasing organizations, or GPOs, including Premier, Novation, LLC, MedAssets and Amerinet, Inc. We commenced operations in 1939, originally incorporated in Minnesota in 1954 and reincorporated in Delaware in 2001.

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

The following discussion addresses our financial condition as of September 30, 2002 and the results of operations and cash flows for the three months and nine months ended September 30, 2002 and 2001. This discussion should be read in conjunction with the financial statements included elsewhere in this report and the Management’s Discussion and Analysis and Financial sections included in our Annual Report Form 10-K filed with the Securities and Exchange Commission on March 15, 2002.

Safe Harbor Statements under the Private Securities Litigation Reform Act of 1995:    We believe statements in this filing looking forward in time involve risks and uncertainties. The following factors, among others, could adversely effect our business, operations and financial condition causing our actual results to differ materially from those expressed in any forward-looking statements: the Company’s history of net losses and substantial interest expense since its 1998 recapitalization; the Company’s need for substantial cash to operate and expand its business as planned; the Company’s substantial outstanding debt and high degree of leverage and the continued availability, terms and deployment of capital, including the Company’s ability to service or refinance debt; restrictions imposed by the terms of the Company’s debt; the Company’s ability to effect change in the manner in which healthcare providers traditionally procure medical equipment; the Company’s relationships with certain key suppliers and any adverse developments concerning these suppliers; the Company’s ability to renew contracts with group purchasing organizations; the Company’s ability to acquire adequate insurance to cover claims; adverse regulatory developments affecting, among other things, the ability of our customers to obtain reimbursement of payments made to the Company; changes and trends in customer preferences, including increased purchasing of movable medical equipment; difficulties or delays in our continued expansion into certain markets and developments of new markets; additional credit risks in increasing business with home care providers and nursing homes; consolidations in the healthcare industry; unanticipated costs or difficulties or delays in implementing the components of our strategy and plan and adverse consequences relating to our ability to successfully integrate recent acquisitions; effect of and changes in economic conditions, including inflation and monetary conditions; actions by competitors; and the availability of and ability to retain qualified personnel. These and other risk factors are detailed in the Company’s Securities and Exchange Commission filings.

Equipment Outsourcing Revenues

Equipment outsourcing revenues for the three months ended September 30, 2002 were $31.8 million, representing a $4.9 million, or 18.1%, increase from equipment outsourcing revenues of $26.9 million for the same period of 2001. Equipment outsourcing revenues for the nine months ended September 30, 2002 were $97.1 million, representing a $15.4 million, or 18.9%, increase from equipment outsourcing revenues of $81.7 million for the same period of 2001. The outsourcing revenue growth resulted from our acquisition of Narco Medical Services completed in the fourth quarter of 2001, increased customer penetration, and expanded customer base.

Sales of Supplies and Equipment, Service and Other Revenues

Sales of supplies and equipment, service and other revenues for the three months ended September 30, 2002 were $5.9 million, representing a $2.7 million, or 85.3%, increase from sales of supplies and equipment, service and other revenues of $3.2 million for the same period of 2001. Sales of supplies and equipment, service and other revenues for the nine months ended September 30, 2002 were $17.2, representing a $7.9 million, or 85.1%, increase from sales of supplies and equipment, service and other revenues of $9.3 million for the same period of 2001. The increase in service revenue is mainly attributable to the Equipment Lifecycle Services, or ELS, that were gained through our acquisition of Narco Medical Services in October 2001 and growth in customer and vendor service revenue.

Cost of Equipment Outsourcing

Cost of equipment outsourcing for the three months ended September 30, 2002 was $9.7 million, representing a $1.4 million, or 17.7%, increase from cost of equipment outsourcing of $8.3 million for the same period of 2001. Cost of equipment outsourcing for the nine months ended September 30, 2002 was $28.9, representing a $5.1 million, or 21.3%, increase from cost of equipment outsourcing of $23.8 million for the same period of 2001. For the three months ended September 30, 2002, cost of equipment outsourcing as a percentage of equipment outsourcing revenues decreased slightly to 30.6% from 30.7% for the same period of 2001. For the nine months ended September 30, 2002, cost of equipment outsourcing as a percentage of equipment outsourcing revenues increased to 29.8% from 29.2% for the same period of 2001. This increase was a result of higher delivery costs, support personnel added for the growth in AMPPs, Asset Management Partnership Program, and expanded customer base, increased equipment repair related expenses, increased rent expense due to new office openings, combined with other costs incurred to support the equipment outsourcing revenue growth.

Movable Medical Equipment Depreciation

Movable medical equipment depreciation for the three months ended September 30, 2002 was $7.3 million, representing a $0.7 million, or 11.6%, increase from movable medical equipment depreciation of $6.6 million for the same period of 2001. Movable medical equipment depreciation for the nine months ended September 30, 2002 was $21.6 million, representing a $2.4 million, or 12.2%, increase from movable medical equipment depreciation of $19.2 million for the same period of 2001. This increase was a result of movable medical equipment purchases. For the three months September 30, 2002, movable medical equipment depreciation as a percentage of equipment outsourcing revenues decreased to 23.1% from 24.5% for the same period of 2001. For the nine months ended September 30, 2002, movable medical equipment depreciation as a percentage of equipment outsourcing revenues decreased to 22.2% from 23.6% for the same period of 2001. This decrease was achieved by the strong revenue growth, described above under the caption “Equipment Outsourcing Revenues,” combined with classes of acquired equipment becoming fully depreciated.

Gross Profit

Total gross profit for the three months ended September 30, 2002 was $17.0 million, representing a $3.6 million, or 26.9%, increase from gross profit of $13.4 million for the same period of 2001. Total gross profit for the nine months ended September 30, 2002 was $53.2 million, representing a $10.9 million, or 25.7%, increase from gross profit of $42.3 million for the same period of 2001. For the three months ended September 30, 2002, total gross profit, as a percentage of total revenues, increased to 45.1% from 44.5% for the same period of 2001. The increase in gross profit as a percentage of total revenue for the third quarter is primarily due to decreased movable medical equipment depreciation expense as a percentage of outsourcing revenue and revenue growth. For the nine months ended September 30, 2002 and 2001, total gross profit, as a percentage of total revenues, remained constant at 46.5%.

Gross profit on equipment outsourcing revenue represents outsourcing revenues reduced by the cost of outsourcing and movable medical equipment depreciation. Gross profit on outsourcing revenue for the three months ended September 30, 2002 increased to 46.3% from 44.9% for the same period in 2001. Gross profit on outsourcing revenue for the nine months ended September 30, 2002 increased to 48.0% from 47.2% for the same period in 2001. The increased margin for the period reflects outsourcing revenue growth and a marginal decrease in movable medical equipment depreciation offset by increased expenses relating to the cost of equipment outsourcing discussed above under the caption “Cost of Equipment Outsourcing”.

Gross margin on sales of supplies and equipment and other for the three months ended September 30, 2002, decreased to 38.1% from 41.2% for the same period of 2001. Gross margin on sales of supplies and equipment and other for the nine months ended September 30, 2002, decreased to 38.1% from 40.0% for the same period of 2001. This decrease is a result of service revenue mix related to our acquisition of Narco Medical Services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2002 were $10.6 million, representing a $1.3 million, or 13.2%, increase from selling, general and administrative expenses of $9.3 million for the same period of 2001. Selling, general and administrative expenses for the nine months ended September 30, 2002 were $31.9 million, representing a $2.1 million, or 7.2%, increase from selling, general and administrative expenses of $29.8 million for the same period of 2001. The increase was primarily due to higher medical and workers compensation insurance expenses, additional expenses to support AMPP and ELS programs, increased customer service and support costs, the addition of two senior executives, additional costs of employee incentive plans, partially offset by a reduction in expenses related to allowance for doubtful accounts, goodwill amortization and non-recurring additional retirement benefit expenses in the second quarter of 2001. Selling, general and administrative expenses as a percentage of total revenue for the three months ended September 30, 2002 decreased to 28.0% from 31.0% for the same period of 2001. Selling, general and administrative expenses as a percentage of total revenue for the nine months ended September 30, 2002 decreased to 27.9% from 32.8% for the same period of 2001. These decreases were due to increased efficiencies at the selling, general, and administrative expense level, the impact of SFAS No. 142, which eliminated goodwill amortization and the elimination of non-recurring additional retirement benefit expenses recorded in the second quarter of 2001.

EBITDA

We believe earnings before interest, taxes, depreciation, and amortization, or EBITDA, to be useful in analyzing our operating performance and our ability to service our debt. EBITDA for the three months ended September 30, 2002 was $14.6 million, representing a $2.6 million, or 21.4%, increase from $12.0 million for the same period of 2001. EBITDA for the nine months ended September 30, 2002 was $45.3 million, representing a $9.4 million, or 26.3%, increase from $35.9 million for the same period of 2001. EBITDA as a percentage of total revenue for the three months ended September 30, 2002 decreased to 38.7% from 40.0% for the same period of 2001. EBITDA as a percentage of total revenue for the nine months ended September 30, 2002 increased to 39.6% from 39.4% for the same period of 2001.

Adjusted EBITDA

We believe adjusted EBITDA to be a better indicator than EBITDA of our operating performance and our ability to service debt since it excludes one-time non-recurring expenses or gains. Adjusted EBITDA for the three months ended September 30, 2002 was $14.7 million, representing a $2.6 million, or 21.5%, increase from $12.1 million for the same period of 2001. Adjusted EBITDA for the nine months ended September 30, 2002 was $45.5 million, representing a $7.9 million, or 21.0%, increase from $37.6 million for the same period of 2001. Adjusted EBITDA excludes from EBITDA management fees to J.W. Childs Associates, L.P., as well as additional retirement benefits in 2001. Adjusted EBITDA as a percentage of total revenue for the three months ended September 30, 2002 decreased to 38.9% from 40.1% for the same period of 2001. Adjusted EBITDA as a percentage of total revenue for the nine months ended September 30, 2002 decreased to 39.8% from 41.4% for the same period of 2001 as a result of the revenue mix associated with our Narco Medical Services, Inc. acquisition. Higher insurance costs, delivery and support personnel expenses, and other costs incurred to generate revenue growth also contributed to the margin reduction.

Interest Expense

Interest expense for the three months ended September 30, 2002 was $4.5 million, representing a $0.3 million, or 7.1%, decrease from interest expenses of $4.8 million for the same period of 2001. Interest expense for the nine months ended September 30, 2002 was $13.6 million, representing a $1.3 million, or 8.9%, decrease from interest expense of $14.9 million for the same period of 2001. These decreases primarily reflect a reduced effective interest rate for our revolving credit facility, partially offset by additional borrowings. Average borrowings increased for the three months ended September 30, 2002 to $204.7 million from $197.4 million for the same period of 2001. Average borrowings increased for the nine months ended September 30, 2002 to $206.5 million from $198.1 million for the same period in 2001.

Income Taxes

Our effective income tax rate for the nine months ended September 30, 2002 was 40.3% compared to a statutory federal income tax rate of 34.0%, primarily due to state taxes.

Net Income

We earned net income for the three months ended September 30, 2002 of $1.1 million, representing a $1.8 million, increase from a net loss of $0.7 million in the same period of 2001. We earned net income for the nine months ended September 30, 2002 of $4.6 million, representing a $7.0 million, increase from a net loss of $2.4 million in the same period of 2001.

Quarterly Financial Information: Seasonality

Quarterly operating results are typically affected by seasonal factors. Historically, our first and fourth quarters are the strongest, reflecting increased hospital utilization during the fall and winter months.

Liquidity and Capital Resources

Historically, we have financed our equipment purchases primarily through internally generated funds and borrowings under our revolving credit facility. As an asset intensive business, we need continued access to capital to support the acquisition of equipment for outsourcing to our customers. We purchased and received $40.7 million, $31.2 million and $41.6 million of outsourcing equipment in 2001, 2000, and 1999, respectively. For the first nine months of 2002 and 2001, we purchased and received $25.3 million and $25.5 million of movable medical equipment, respectively.

During the first nine months of 2002 and 2001, net cash flows provided by operating activities were $25.7 million and $18.6 million, respectively. Net cash used in investing activities were $26.7 million and $23.6 million in each of these periods. Net cash flows provided by financing activities were $1.0 million and $4.9 million in each of these periods.

Our principal sources of liquidity are expected to be cash flows from operating activities and borrowings under our revolving credit facility. It is anticipated that our principal uses of liquidity will be to fund capital expenditures related to purchases of movable medical equipment, provide working capital, meet debt service requirements and finance our strategic plans.

In connection with our 1998 recapitalization, we issued $100.0 million of our 10.25% senior notes. In January 1999, we issued an additional $35.0 million of our senior notes. The senior notes earn interest at a rate of 10.25% per year, payable on March 1 and September 1 of each year. We also have an $87.5 million revolving credit facility. On October 12, 2001, we amended our credit facility to increase the size of the facility from $77.5 million to $87.5 million. Interest on loans outstanding under our revolving credit facility is payable at a rate per annum, selected at our option, equal to the base rate margin (which is the banks’ base rate plus 1.25%) or the adjusted Eurodollar rate margin (which is the adjusted Eurodollar rate plus 2.5%). Our revolving credit facility, which terminates on October 31, 2004, contains certain covenants including restrictions and limitations on dividends, capital expenditures, liens, leases, incurrence of debt, transactions with affiliates, investments and certain payments, and on mergers, acquisitions, consolidations and asset sales. As of September 30, 2002, we had outstanding $135.0 million of our senior notes and had borrowed $72.7 million under our revolving credit facility.

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

	Nine months ended September 30,
	2002	2001
Supplemental Information:
EBITDA	$45,307	$35,872
Adjusted EBITDA	45,545	37,630
Net cash provided by operating activities	25,727	18,632
Net cash used in investing activities	(25,727)	(23,550)
Net cash provided by financing activities	1,027	4,918
Movable medical equipment expenditures (including acquisitions)	$25,298	$25,510

Other operating data:
Movable medical equipment (units at end of period)	128,000	110,000
Offices (at end of period)	65	61
Number of hospital customers (at end of period)	2,720	2,520
Number of total customers (at end of period)	5,770	5,265

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk is interest rate risk associated with our debt instruments. We use both fixed and variable rate debt as sources of financing. At September 30, 2002 we had approximately $205,308,000 of total debt outstanding, net of unamortized discount, of which $72,725,000 was bearing interest at variable rates approximating 4.4%. A 2.0% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $1,073,000 and $950,000 for the first nine months of 2002 and 2001, respectively. A 2.0% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $1,305,000 for 2001, $1,240,000 for 2000, and $2,200,000 for 1999. We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of September 30, 2002, we had no other significant material exposure to market risk.

Item 4.    Controls and Procedures

(a).  Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-14(c) under the Exchange Act) as of the date (the “Evaluation Date”) within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.

(b).  Changes in internal controls.

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

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

Date:  November 12, 2002

UNIVERSAL HOSPITAL SERVICES, INC.

By:	/s/ GARY D. BLACKFORD
Gary D. Blackford, President and Chief Executive Officer

By:	/s/ JOHN A. GAPPA
John A. Gappa, Senior Vice President and Chief Financial Officer

I, Gary Blackford, certify that:

1.	I have reviewed this quarterly report on Form 10Q of Universal Hospital Services, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

•
Designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

•	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

•	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function);

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

By:	/s/ GARY D. BLACKFORD, Gary D. Blackford,
President and Chief Executive Officer

I, John Gappa, certify that:

1.	I have reviewed this quarterly report on Form 10Q of Universal Hospital Services, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

•
Designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

•	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

•	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function);

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

By:	/s/ JOHN A. GAPPA, John A. Gappa,
Senior Vice President and Chief Financial Officer

Universal Hospital Services, Inc.

EXHIBIT INDEX TO REPORT ON FORM 10-Q

Exhibit Number	Description	Page

12.1	Ratio of Earnings to Fixed Charges	20

99.1	President and Chief Executive Officer Certification	21

99.2	Chief Financial Officer Certification	22