Form 10-K
period 2002-12-31
UNIVERSAL HOSPITAL SERVICES INC
filed 2003-03-25
CIK 886171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

[x]	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002, or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 0-20086

UNIVERSAL HOSPITAL SERVICES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	41-0760940
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3800 West 80th Street, Suite 1250

Bloomington, Minnesota 55431-4442

(Address of principal executive offices)

(Zip Code)

(952) 893-3200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [X]     No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K.     Yes  [X]     No  [  ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  [  ]    No  [X]

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORM 10-K INDEX

PART I

ITEM 1:    Business

GENERAL

We are a leading, nationwide provider of medical technology outsourcing and services to the healthcare industry. Our diverse customer base includes more than 2,770 of the 5,800 acute care hospitals, approximately 3,110 alternate site providers and major medical equipment manufacturers. Unlike many other companies in the healthcare services sector, our fees are paid directly by our customers rather than by reimbursement from government or other third-party payors. Our services fall into three general categories: Medical Equipment Outsourcing, Technical and Professional Services, and Medical Equipment Sales and Remarketing. We commenced operations in 1939, originally incorporated in Minnesota in 1954 and reincorporated in Delaware in 2001.

Medical Equipment Outsourcing

Our flagship business is our medical equipment outsourcing unit accounting for over 85% of our revenues in 2002. We own or manage a pool of approximately 150,000 pieces of movable medical equipment in four primary categories: critical care, respiratory therapy, monitoring and newborn care. We are able to maintain high utilization of our equipment by pooling and redeploying that equipment among a diverse customer base and adjusting pricing on a customer-by-customer basis to compensate for their varying usage rates.

Our medical equipment programs enable healthcare providers to replace the fixed costs of owning and/or leasing medical equipment with variable costs that are more closely related to their revenues and current equipment needs. The increased flexibility and services provided to our customers allows them to:

•	Access our extensive data and expertise on the cost, performance, features and functions of all major items of medical equipment to assist them in making acquisition, management and disposition decisions;

•	Increase productivity of available equipment, reducing the overall costs of acquisition and maintenance of medical equipment;

•	Reduce maintenance and management costs through use of our dedicated and knowledgeable outsourcing staff and technology;

•	Increase the productivity and satisfaction of their nursing staff by allowing them to focus on primary patient care responsibilities;

•	Reduce equipment obsolescence risk; and

•	Comply with regulatory requirements and manufacturers’ specifications on tracking and maintenance of medical equipment.

Our outsourcing programs differ from traditional purchase or lease alternatives for obtaining movable medical equipment. With our outsourcing programs, customers are able to draw on our large, nationwide fleet of movable medical equipment that includes some of the most modern equipment available. Our outsourcing programs include the following range of services:

•	Supplemental and Peak Needs Usage. One of our basic outsourcing programs is providing equipment to our customers on a supplemental or peak needs basis. A number of our customers have traditionally owned only those amounts and types of equipment necessary to service their usual and customary bed census and range of treatment offerings. When our customers experience a census increase or require equipment for less common treatments, they can rely on us to fulfill many of their equipment needs, often within one hour or less of receiving their call or request. We have developed an innovative “Pay-Per-Use” method of charging our customers for outsourced equipment under which they incur charges for the use of our equipment only at such times as the equipment is actually in use on a patient.

•	Long-Term/Exclusive Outsourcing Agreements. We also offer our customers the opportunity to obtain moveable medical equipment through a long-term or exclusive outsourcing agreement. By executing a long-term outsourcing agreement, our customers are able to secure the availability of an identified pool of patient-ready equipment, delivered to their facility upon demand and to pay for it on a daily, weekly, monthly or a Pay-Per-Use basis.

•	Asset Management Partnership or “In-House” Programs. The asset management partnership program (AMPP) or “in-house” program provides our customers the ability to completely outsource the responsibilities and costs of effectively managing their moveable medical equipment. For our AMPP customers, we place our employees experienced in equipment management on the customer site. We integrate our equipment management process and technology tools into our customer’s day-to-day operations to manage the utilization of equipment within our customer’s facility. Our employees assume full responsibility for delivering equipment to the areas needed, removing equipment no longer in use and cleaning equipment between every patient use. Our highly skilled and trained equipment technicians maintain and service our AMPP customers’ equipment to our exacting standards. They also perform required training and “in service” sessions to keep our customers’ staffs fully trained and knowledgeable about the use and operation of key equipment.

We currently provide outsourcing services to approximately 48% of all acute care hospitals in the United States, including UCLA Medical Center, Brigham and Women’s Hospital, Johns Hopkins Medical Center, Baylor University and Bon Secours Health

System. We also have contracts in place with several of the leading national group purchasing organizations for both the acute care business and alternative site business. These contracts include Premier Technology Management L.L.C., Novation, LLC, MedAssets HSCA, Inc. and Amerinet, Inc. Alternative site agreements with national providers include Omnicare, Inc., Apria Healthcare Group Inc. and Beverly Enterprises, Inc.

Technical and Professional Services

We offer medical equipment repair, inspection, preventative maintenance, logistic and consulting services for our customers through our nationwide network of more than 150 highly qualified technicians and professionals. Our technicians are trained and certified on an ongoing basis directly by equipment manufacturers to enable them to be skilled in servicing the latest equipment. Our technicians are required and encouraged to maintain current certifications, to be cross-trained across equipment lines and to refresh their training on a regular basis.

We also operate a quality assurance department to develop and document our own quality standards for our equipment. Typically our standards exceed those published by the equipment’s manufacturer. All equipment maintenance, inspection and repair is performed to our specifications and recorded utilizing our proprietary record keeping software. These maintenance records are available to our customers and to regulatory agencies to demonstrate the exacting maintenance of our equipment throughout its useful life.

We provide our technical and professional services to four distinct categories of customers:

•	Manufacturers. We provide our services to manufacturers that either do not have a nationwide support or logistical network to service their products, or who find our offerings superior to their own in quality and cost. Our offerings include logistics and loaner management programs, depot or on-site warranty, field upgrades, maintenance or repairs, and onsite installation and in-service education.

•	Large Hospitals. We provide our services to large hospitals on a supplemental and fully outsourced basis. Our services are requested by in-house hospital biomedical departments on a supplemental basis because of our wealth of experience with movable medical equipment and to alleviate the increasing work load demands on in-house departments.

•	Small and Critical Access Hospitals. We offer full lifecycle asset management services, including professional and technical services, to small (hospitals with less than 150 beds) and critical access hospitals. These customers typically lack the resources to evaluate, acquire, manage, maintain, repair and dispose of medical equipment or technology and draw upon our vast experience in these areas to assist them. Our premier services to these customers is our Equipment

Lifecycle Services program (ELS), under which we assist our customers in managing their equipment resources throughout the life of the equipment in their facility.

•	Alternate Sites. We offer our technical and repair services to alternate site providers, such as nursing homes and home care providers. Our nationwide service and repair network allows equipment to be repaired on site, or picked up by us and repaired in one of our district offices or repair service centers.

Medical Equipment Sales and Remarketing

We offer three areas of medical equipment sales and remarketing services:

Specialty Medical Equipment. On a selective basis, we provide sales distribution and support for specialty medical equipment products. We typically offer this service only for products particularly suited to our national distribution network, or for those products that fit with our ability to provide technical support. We currently distribute certain bed and monitoring products and a brand of infant security systems.

Remarketing and Asset Disposal. We remarket and dispose of used medical equipment both for our customers and on our own behalf. Our most significant service in the sales and remarketing arena is our Asset Recovery Program.

Disposables and Parts. We offer for sale to our clients disposable items, parts and accessories in order to accommodate their full service equipment needs. We offer these products as part of our complete outsourcing services and as a convenience to our customers. Our activity in this area is limited and typically relates directly to medical equipment or technical services which we are providing to a customer.

OPERATIONS

District Offices

We currently operate 65 district offices throughout the United States allowing us to effectively service customers all 50 states. Each district office maintains an inventory of equipment and other items tailored to accommodate the needs of the individual customers within its geographical area. Should additional or unusual equipment be required, a district office can draw upon the resources of all of our other districts, a pool of approximately 150,000 pieces of equipment, to obtain the necessary equipment within 24 hours.

Our district offices are staffed by multi-disciplined teams of account managers, service representatives and technicians to provide the full spectrum of services we offer our customers. Each office is under the guidance of a district manager with responsibility for the overall operation of the office, as well as providing direction to the sales, technical and professional employees. Our district offices are also managed on a centralized basis to ensure a high standard of quality and service while taking advantage of economies of scale.

Service Centers

Our district offices are supported by our network of 13 regional service centers. Our service centers support our district offices with their ability to perform more sophisticated maintenance and repair on equipment. In addition to providing advanced technical capabilities, our service centers provide overflow capacity to ensure that we meet our customers repair and maintenance needs in a timely manner. Our service centers also enable us to offer warranty and recall services to our equipment manufacturer customers.

Centralized Functions

At the core of our nationwide service is our corporate office located in Bloomington, Minnesota. We have centralized many of the key elements of our equipment and service offerings in order to maximize our operating efficiencies and uniformity of service. Some of the critical aspects of our business that we have centralized include the administration of certain contracts, purchasing, pricing, logistics and information technology.

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

As of December 31, 2002, we owned approximately 138,000 pieces of equipment available for use by our customers. The cost of each category of equipment in our outsourcing pool relative to the entire pool as of December 31, 2002 was: critical care, 54%; respiratory therapy, 28%; monitoring, 16%; and newborn care, 2%.

During 2002, we purchased 87% of our movable medical equipment from approximately 112 manufacturers and 13% from the used equipment market. Our ten largest manufacturers of movable medical equipment, which supplied approximately 59% of our direct movable medical equipment purchases for 2002, were: Tyco International, Ltd. (Mallinckrodt and Kendall Healthcare Products Company);Baxter Healthcare Corporation; Alaris Medical Systems; Abbott Laboratories; Gaymar Industries, Inc.; Datascope Corporation; Tri-Anim Health Services, Inc.; Siemens Business Services, Inc.; Sims Deltec, Inc.; and Respironics, Inc. Although our top ten manufacturers remain relatively constant from year to year, the relative ranking of suppliers within this group may vary over time. We believe that alternative sources of movable medical equipment are available to us should they be needed.

We seek to ensure availability of equipment at favorable prices. Although we do not generally enter into long-term fixed price contracts with suppliers of our equipment, we may receive price discounts related to the volume of our purchases. The purchase price for equipment generally ranges from $2,000 to $50,000.

In order to fully serve our customers, we also sell disposable medical supplies for use in conjunction with our medical equipment. We currently acquire substantially all of our medical disposables from approximately 138 suppliers. The five largest current suppliers of disposables to us, accounting for over 47% of our disposable purchases for 2002, were: Tyco International, Ltd. (The Kendall Healthcare Products Company); Sims Deltec, Inc.; Huntleigh Healthcare, Inc.; B. Braun McGaw, Inc. and Maven Medical Manufacturing, Inc. We believe that alternative sources of disposable medical supplies are available to us should they be needed.

OUR STRENGTHS

We attribute our historical revenue growth to, and believe that our potential for future growth comes from, the following strengths:

Superior service and strong customer relationships. We distinguish ourselves as the recognized leader in our industry in providing service. We compete on the basis of the value-added, full-service features of our programs, the most modern and well-maintained fleet of equipment in the industry, our unique data and reporting technologies that strengthen our competitive advantage over the competition.

The heart of our outsourcing services include 24-hour-a-day, 365-day-a-year delivery of “patient ready” equipment, technical support, training in equipment use, quality assurance services, regular inspections and maintenance of all our equipment and assistance in documentation compliance needs. We also provide our customers with testing, inspection and user-error reports that comply with the standards of accreditation organizations. Our industry-leading outsourcing offerings include access to our proprietary management reporting and software tools, and to our consulting professionals who focus on acquisition, upgrades and disposition. We believe that as a result of our service focus, we enjoy committed and longstanding strong customer relationships. Of our 1,000 largest customers based on revenues as of January 1, 2001, 98% remained customers on December 31, 2002.

Significant and sustained investment in people and technology. We have made significant and sustained investments in our two key assets – our people and our technology – allowing us to increase the depth and breath of our offerings and enhance our reputation as a service leader. We believe that our capital expenditures for new movable medical equipment have exceeded that of the industry for the past four years. Our access to capital has placed us in a unique position to offer new equipment technologies to our customers, including scheduled upgrades and technology refreshing. Finally, we have invested in significant development and upgrades to our suite of asset management software and tools. This has allowed us to achieve significant advances in asset tracking and utilization management.

National scope and leading market position. We are one of only two national companies providing movable medical equipment outsourcing programs to the healthcare industry. We are the only nationwide provider that maintains ownership and management control of its nationwide network (see competition), allowing us to deliver unmatched quality and service anywhere in the U.S. Our network of 65 district offices and 13 regional service centers allows us to meet the equipment outsourcing, service and sales needs of independent healthcare facilities, national and regional acute care hospitals, group purchasing organizations, alternate site providers and equipment manufacturers. Our national network also enables us to redeploy equipment, people and resources throughout our system in order to maintain high levels of equipment utilization and customer service.

No direct reimbursement risk. Generally, healthcare providers rely on payment from patients or reimbursement from third party payors. Virtually all of our fees are paid directly by our acute care hospital, alternate site and manufacturer customers rather than through third party payors. Accordingly, our exposure to uncollectible patient or reimbursement receivables is minimized, as evidenced by our bad debt expense of only 0.6% of total revenues for the year ended December 31, 2002.

Age, depth and breadth of equipment pool. We own and manage a pool of approximately 150,000 pieces of movable medical equipment purchased from approximately 112 leading manufacturers in four primary categories: critical care, respiratory therapy, monitoring and newborn care. The average age of our equipment based on the net book value at December 31, 2002, is less than three years a significant competitive advantage. Our diversified equipment pool enables us to offer customers numerous equipment models from leading manufacturers within each primary equipment category. On a continuous basis, we evaluate new technology to add to our equipment pool. In most cases, manufacturers view UHS as the best alternative to make their product available on a national outsourcing basis. This allows us to partner with our customers to offer state of the art technology and better patient care regardless of customer capital constraints. Based on our experience in the industry, we believe the breadth of our product offerings give us a competitive strength compared to manufacturers and regional equipment outsourcing firms that may offer a limited range of models within an equipment category, or in a more limited geographic area. In addition, the magnitude of our annual equipment purchases enables us to obtain favorable pricing terms from many equipment vendors.

Patient safety first. We have a long standing history of patient safety excellence, which is a result of our unwavering commitment to quality. Our quality standards follow from our continued investment in dedicated professionals and technicians and in one of the most modern, up-to-date equipment fleets in the industry.

Attractive return on movable medical equipment. Our pricing strategy is designed to generate a payback period that is substantially shorter than the useful life of a particular piece of equipment. We generally achieve an 18 to 24-month revenue payback on the original purchase price of our entire equipment pool. In contrast, because of our high standards in maintaining our fleet the average useful life of the equipment in our pool (excluding that acquired from companies) has historically been 7.7 years.

Sophisticated use of information technology. Through our commitment to information technology, we have developed and continue to enhance our proprietary systems designed to improve both our and our customers’ operating efficiencies. Our database of medical equipment purchases, repairs, maintenance, performance, utilization and disposition dates back more than 20 years, and provides us with unique and proprietary knowledge about the use and performance of virtually every make and model of moveable medical equipment. This database has been instrumental in the development of programs and processes that help us drive better management and utilization of both UHS’ and/or customers’ medical equipment.

Experienced and committed management team. We have a management team with both extensive and diverse healthcare experience. Our senior management represents over 100 years of combined healthcare experience in leading healthcare service businesses.

Large, diversified and loyal customer base. We provide movable medical equipment to more than 2,770 acute care hospitals approximately 3,110 alternate site providers, (home care providers, nursing homes, surgery centers, sub-acute care facilities and outpatient center), and many medical equipment manufacturers throughout the United States. Our top ten customers accounted for approximately 10% of total equipment outsourcing revenues for the year ended December 31, 2002. Our hospital customers range in size from under 10 beds to over 2,000 beds and are located geographically in all 50 states. Our manufacturer clients range in size from small, emerging growth companies with a single product line and limited revenues, to large, multinational, multi product companies with revenues in excess of $32 billion. Out alternate site customers range in size from small local or regional providers focusing on a single area of patient care, to large, national providers servicing a diverse spectrum of patient care.

GROWTH STRATEGY

We believe that the following external and market factors will provide us significant growth opportunities for medical equipment outsourcing, services and sales:

•	the aging population
•	increasing life expectancy
•	continued increase in the number and sophistication of medical technologies
•	and continued growth of outsourcing by hospitals, alternate site providers and manufacturers.

We have enjoyed significant and sustained growth over our recent history. Our strategy is to achieve continued growth both organically and by strategic acquisition.

Organic Growth

Our strategy is to continue to grow our flagship medical equipment outsourcing business by continuing to expand the outsourcing marketplace. Our strategy is to leverage our extensive existing customer relationships and unique market position to grow our technology and professional services and medical equipment sales and remarketing business.

We believe that because of the depth and breadth of our services, we are uniquely positioned to increase the marketplace, as well as our market share, through the simultaneous execution of three organic growth strategies: 1) offering additional products and services to our existing customer base, especially fully-outsourced asset management services; 2) increasing the number of acute care and alternate care facilities to whom we provide services; and 3) expanding our relationships with group purchasing organizations and the smaller alliances of facilities operating within those groups.

Strategic Growth

Since our 1998 recapitalization, we have made and successfully integrated six strategic acquisitions that have helped us expand our business by increasing our market share in existing markets and enabling us to penetrate new geographic regions. They have also allowed us to expand our offerings of full equipment lifecycle services. All of these acquisitions were regional or local businesses and have been fully integrated into our overall operations. On October 25, 2001 we consummated our acquisition of all of the outstanding stock of Narco Medical Services, Inc. The acquisition of Narco contributed a unique focus on the small and critical access hospital marketplace. We are currently expanding this small hospital strategy across our nationwide network. We intend to continue to pursue a disciplined yet aggressive course of growing our business with complementary acquisitions.

COMPETITION

We analyze our competition as it relates to our three primary categories of business.

Medical Equipment Outsourcing

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

We have one principal national competitor in the movable medical equipment outsourcing business: MEDIQ/PRN, a subsidiary of MEDIQ, based in Pennsauken, New Jersey. Although MEDIQ’s Chapter 11 bankruptcy filing in 2001 has caused them to revise their strategies and approach, they remain as our only significant national competitor in the movable medical equipment outsourcing market.

Our other competition consists of regional or local companies and some movable medical equipment manufacturers and dealers who provide equipment outsourcing to augment their movable medical equipment sales. We believe that our technology and inventory allows us to effectively compete with these entities in the geographic regions in which we operate.

Technical and Professional Services

We face significant and direct competition in the technical and professional services area from many national, regional and local service providers, as well as from manufacturers. In addition, many of our customers chose to perform these functions using their own personnel.

Medical Equipment Sales & Remarketing

In the area of equipment sales we face significant direct competition from a variety of manufacturers and distributors. Similarly, we face intense competition for the sale of disposable medical products and parts on a nationwide basis. As a result, we are selective in our pursuit of these opportunities. We believe our competition in the remarketing and asset recovery business is less intense. In addition to manufacturers seeking to control the remarketing and disposal of their own products, we compete with a number of localized or narrowly focused providers of remarketing and disposal services.

EMPLOYEES

We had 827 employees as of December 31, 2002, including 767 full-time and 60 part-time employees. Of such employees, 144 are sales representatives, 154 are technical support personnel, 84 are employed in the areas of corporate and marketing, 100 are hospital service personnel and 345 are district office support personnel.

None of our employees is covered by a collective bargaining agreement, and we have experienced no work stoppages to date. We believe that our relations with our employees are good.

RISK FACTORS

This annual report contains statements that are forward-looking. These forward-looking statements may be identified by the use of terminology such as “may,” “will,” “expect,” “anticipate,” “predict,” “intend,” “designed,” “estimate,” “should” or “continue” or comparable terminology. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of risks and uncertainties such as those described below, which should be considered in evaluating our financial outlook.

We face certain risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Form 10-K.

We have a history of net losses and may not be profitable in the future.

Primarily because of our debt service obligations, we have had a history of net losses. If we continue to incur net losses, this could adversely affect our ability to finance our business in the future. Our net losses of $5.1 million, $5.1 million, $3.6 million and $0.2 million for the years ended 1999, 2000, 2001 and 2002, respectively, were primarily attributable to interest costs we must pay under the indenture related to our senior notes and our revolving credit facility. We anticipate that our debt service obligations will continue to be substantial as we continue to aggressively grow our business and to affect our results of operations in future periods.

We will require substantial cash to operate and expand our business as planned, and failure to obtain needed financing from anticipated sources could impede our growth.

We require substantial cash to operate our medical equipment outsourcing programs and service our debt. Our outsourcing programs, particularly our AMPP total medical equipment outsourcing program, require us to invest a significant amount of cash in movable medical equipment purchases. To the extent that such expenditures cannot be funded from our operating cash flow, borrowings under our revolving credit facility or other financing sources, we may not be able to conduct our business or to grow as currently planned. We currently expect that over the next 12 months we will invest approximately $38 million to $42 million in new equipment. Upon entering into AMPP agreements, we generally are required to purchase all, or a significant portion, of a customer’s movable medical equipment, requiring large portions of such capital expenditures to be made at the commencement of the program. In addition, a substantial portion of our cash flow from operations must be dedicated to servicing our existing debt and there are significant restrictions on our ability to incur additional indebtedness under our existing indenture and revolving credit facility.

We have substantial debt, and we may be required to take action that would adversely affect our business in order to meet our debt service obligations. If we fail to meet those obligations, our secured lenders could take and sell our assets.

We are highly leveraged and will continue to have significant debt. As of December 31, 2002, we have total long term debt of $200.6 million. Our debt service requirements may adversely affect our ability to conduct our business as planned. We may draw down from our revolving credit facility in the future or incur other debt. The degree to which we are leveraged may also have the following effects:

•	a substantial portion of our cash flow from operations must be dedicated to debt service and will not be available for other purposes;

•	a portion of our borrowings are at variable rates of interest, making us vulnerable to increases in interest rates;

•	we may not be able to obtain additional debt financing in the future for working capital, capital expenditures or acquisitions;

•	our flexibility to react to changes in the industry and economic conditions may be limited, and we may be more vulnerable to a downturn in our business or the economy generally; and

•	we may be at a competitive disadvantage to our competitors with less debt.

Borrowings made as part of our February 1998 recapitalization and subsequent acquisitions resulted in a significant increase in our interest expense in 1998 through 2002 relative to prior periods, resulting in net losses for those years. Our ability to make cash payments with respect to our senior notes and to satisfy or refinance our other debt obligations will depend upon our future operating performance. If we are unable to generate sufficient cash flow from operations in order to service our debt, we will be forced to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing our debt or seeking equity capital. If we are unable to repay our debt at maturity, we may have to obtain alternative financing, which may not be available to us. The debt under our revolving credit facility is secured by our working capital and our pool of movable medical equipment. If we default on our requirements under our revolving credit facility, our secured lenders could proceed against our working capital or our pool of movable medical equipment.

Our debt agreements significantly restrict our ability to engage in certain activities.

The indenture related to our senior notes and our revolving credit facility each restricts our ability to do the following:

•	pay cash dividends or make certain other payments;

•	incur liens;

•	enter into leases;

•	incur additional indebtedness;

•	use proceeds from sales of assets and subsidiary stock; and

•	enter into certain sale and leaseback transactions and transactions with affiliates.

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

We believe that the strongest competition to our medical equipment outsourcing programs is the traditional purchase or lease alternative for obtaining movable medical equipment. Currently, many healthcare providers view outsourcing primarily as a means of meeting short-term or peak supplemental needs, rather than as a long-term, effective, cost efficient alternative to purchase or lease. We may not be able to convince healthcare providers of the operational advantages and cost-effectiveness of outsourcing movable medical equipment needs on a long-term basis. As a result, many healthcare providers may continue to purchase or lease a substantial portion of their movable medical equipment. If we fail to change the manner in which healthcare providers procure their medical equipment, we may not be able to achieve significant growth.

Our competitors providing medical equipment outsourcing services may engage in significant price competition or liquidate significant amounts of surplus equipment, thereby decreasing the demand for outsourcing services.

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

We purchased our movable medical equipment from approximately 112 manufacturers and our disposable medical supplies from approximately 138 suppliers in 2002. Our ten largest suppliers of movable medical equipment, which supplied approximately 59% of our direct movable medical equipment purchases for 2002, were: Tyco International, Ltd. (Mallinckrodt and Kendall Healthcare Products Company);Baxter Healthcare Corporation; Alaris Medical Systems; Abbott Laboratories; Gaymar Industries, Inc.; Datascope Corporation; Tri-Anim Health Services, Inc.; Siemens Business Services, Inc.; Sims Deltec, Inc.; and Respironics, Inc. Adverse developments concerning key suppliers or our relationships with them could force us to seek alternative sources for our movable medical equipment or to purchase such equipment on unfavorable terms. A delay in procuring equipment or an increase in the cost to purchase equipment could limit our ability to provide equipment to our customers on a timely and cost-effective basis.

A substantial portion of our revenues come from customers with whom we do not have long term commitments, and cancellations by or disputes with customers could adversely affect our cash flows and results of operations.

We derived approximately 62% of our outsourcing revenues for the year ended December 31, 2002 from customers with whom we do not have any formal long term commitment to use our programs. Our customers are generally not obligated to outsource our equipment under long-term commitments. In addition, many of our customers do not sign written agreements with us fixing the rights and obligations of the parties regarding matters such as billing, liability, warranty or use. Therefore, we face risks such as fluctuations in usage, inaccurate or false reporting of usage by customers and disputes over liabilities related to equipment use. Some of our AMPP total outsourcing programs with customers, under which we own substantially all of the movable medical equipment that they use and provide substantial staffing resources, are not subject to a written contract and could be terminated by the healthcare provider without notice or payment of any termination fee. Any such termination would have an adverse effect on our revenues and operating results.

We may lose existing customers if we are unable to renew our contracts with Group Purchasing Organizations or Integrated Delivery Networks.

Our past revenue growth and our strategy for future growth depends, in part, on access to the new customers granted by our major contracts with group purchasing organizations (GPOs) or Integrated Delivery Networks (IDNs) such as Premier, Novation, AmeriNet and MedAssets. The MedAssets contract expires in 2005, Premier in 2004, and Novation and AmeriNet in 2003. In the past, we have been able to renew such contracts. If we are unable to renew or replace our current GPO contracts when they are up for renewal, we may lose the existing business with the customers who are members of such GPOs.

If we were required to write down our goodwill if impaired, our operations and shareholders’ equity would be adversely affected.

As described in the notes to our financial statements included elsewhere in this 10-K, we have $35.6 million of goodwill recorded on our balance sheet as of December 31, 2002. Until January 1, 2002, we amortized this goodwill on a straight-line basis over periods ranging from 15 to 40 years. Under new accounting rules, beginning January 1, 2002, we are no longer able to amortize goodwill on a yearly basis. Instead, we are required to periodically determine if our goodwill has become impaired, in which case we would be required to write off the impaired portion of goodwill. The amount of goodwill that we would write off in any given year is treated as a charge against operations under generally accepted accounting principles in the United States. If we were required to write off our goodwill, we could incur significant charges against operations, which would adversely affect our results of operations and shareholders’ equity.

Although we do not manufacture any medical equipment, our business entails the risk of claims related to the medical equipment that we outsource and service. We may not have adequate insurance to cover a claim, and it may be more expensive or difficult for us to obtain adequate insurance in the future.

We may be liable for claims related to the use of our movable medical equipment. Any such claims, if made, could have a material adverse effect on our business, financial condition or results of operations. We may be subject to claims exceeding our insurance coverage or we may not be able to continue to obtain liability insurance at acceptable levels of cost and coverage. In addition, litigation relating to a claim could adversely affect our existing and potential customer relationships, create adverse public relations and divert management’s time and resources from the operation of the business.

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

Acquisitions may involve numerous risks, including:

•	difficulties assimilating acquired personnel and integrating distinct business cultures;

•	diversion of management’s time and resources from existing operations;

•	potential loss of key employees or customers of acquired companies; and

•	exposure to unforeseen liabilities of acquired companies.

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

Our healthcare provider customers, who pay us directly for the services we provide to them, substantially rely on reimbursement from third party payors for their operating revenue. These third party payors include both governmental payors, such as Medicare and Medicaid, and private payors, such as insurance companies and managed care organizations. There are widespread efforts to control healthcare costs in the United States by all of these payor groups. These cost containment initiatives have resulted in reimbursement policies based on fixed rates for a particular patient treatment that are unrelated to the provider’s actual costs or require healthcare providers to provide services on a discounted basis. Consequently, these reimbursement policies have a direct effect on healthcare providers’ ability to pay us for our services and an indirect effect on our level of charges. Ongoing concerns about rising healthcare costs may cause more restrictive reimbursement policies to be implemented in the future. Restrictions on the amounts or manner of reimbursements to healthcare providers may affect their willingness and ability to pay for the services we provide and may adversely affect our customers’ financial condition. Such restrictions could require us to reduce the rates we charge or could put at risk our ability to collect payments owed to us.

Our operating results historically have been adversely affected in periods when significant healthcare reform initiatives were under consideration and uncertainty remained as to their likely outcome. If other significant healthcare reform initiatives occur, they may have a similar, negative effect.

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

A portion of our revenues are derived from home care providers and nursing homes, and these healthcare providers may pose additional credit risks.

We may incur losses in the future due to the bankruptcy filings of our nursing home and home care customers. We derived approximately 18% of our revenues for the year ended December 31, 2001 and 17% of our revenues for the year ended December 31, 2002 from alternate site providers such as home care providers and nursing homes. We expect that we will continue to derive a portion of our revenues from alternative care providers. Such providers may pose additional credit risks, since such providers are generally less financially sound than hospitals. Nursing homes in particular have experienced significant financial problems since the implementation of Balanced Budget Act of 1997.

A part of our future growth strategy involves growing our Technical & Professional Services and Equipment Sales & Remarketing businesses, both areas where we have significant competitors.

Approximately 15% of our revenues in 2002 come from Technical & Professional Services and Medical Equipment Sales & Remarketing areas. While this represented a significant historical increase, there can be no assurance that we will be able to continue to grow these areas, and expect to encounter increased and significant competition as we do so.

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

The healthcare industry is required to comply with extensive and complex laws and regulations at the federal, state and local government levels. While the majority of these regulations do not directly apply to us, there are some that do, including the Food, Drug and Cosmetics Act, or FDCA, and certain state pharmaceutical licensing requirements. Although we believe we are in compliance with the FDCA, if the FDA expands the reporting requirements under the FDCA, we may be required to comply with the expanded requirements and may incur substantial additional expenses in doing so. With respect to state pharmaceutical licensing requirements, we are currently licensed in 11 states and may be required to be licensed in additional states. Our failure to possess such licenses for our existing operations may subject us to certain additional expenses.

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

HEALTHCARE REGULATION

Our customers are subject to documentation and safety reporting standards with respect to the movable medical equipment they use, as established by the following organizations and laws: JCAHO; the Association for Advancement of Medical Instrumentation; and the FDCA. Some states and municipalities also have similar regulations. Our REDS and OEIS programs are specifically designed to help customers meet their documentation and reporting needs under such standards and laws. We also monitor changes in law and accommodate the needs of customers by providing specific product information, manufacturers’ addresses and contacts to these customers upon their request. Manufacturers of our movable medical equipment are subject to regulation by agencies and organizations such as the Food and Drug Administration, or FDA, Underwriters Laboratories, the National Fire Protection Association and the Canadian Standards Association. We believe that all movable medical equipment we outsource conforms to these regulations.

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

Besides the FDA, a number of states regulate medical device distributors and wholesalers either through pharmacy or device distributor licensure. Currently, we hold licenses in 11 states. Some licensure regulations and statutes in additional states may apply to our activities. We are currently in the process of obtaining distributor licenses in approximately five other states in which we believe we may be required to be licensed. Although our failure to possess such licenses in these states for our existing operations may subject us to certain monetary fines, we do not believe the extent of such fines, in the aggregate, will be material to our liquidity, financial condition or results of operation.

In addition, we are required to provide information to the manufacturer regarding the permanent disposal of medical outsourcing equipment and notification of any change in ownership of certain categories of devices. We believe our medical tracking systems are in substantial compliance with these regulations.

We also may be subject to recent regulation regarding the use of medical records and information. The Health Insurance Portability and Accountability Act of 1996, commonly known as HIPAA, authorized the Secretary of the Department of Health and Human Services to promulgate federal standards for the privacy of individually identifiable health information. On December 28, 2000, a final regulation was published to protect such individually identifiable health information, setting forth specific standards under which identifiable patient information may be used and disclosed, as well as furnishing new patient rights to obtain and amend their health information. The general deadline for compliance with the new regulations is April 14, 2003.

Generally, HIPAA applies to healthcare providers, managed healthcare organizations and healthcare clearinghouses that maintain or transmit health information electronically. Although we are not likely to be directly regulated under the new privacy regulations, as a business associate of various healthcare providers, we have made and expect to continue to make administrative, operational and information infrastructure changes in order to comply with the new rules. In addition, various state legislatures may enact additional privacy legislation that is not preempted by the federal law, which may impose additional burdens.

THIRD PARTY REIMBURSEMENT

Our fees are paid directly by our customers rather than through reimbursement from private insurers or governmental entities, such as Medicare or Medicaid. We do not bill the patient, the insurer or other third party payors directly for services provided for hospital inpatients or outpatients. Payment to healthcare providers by third party payors for our services depends substantially upon such payors’ reimbursement policies. Consequently, those policies have a direct effect on healthcare providers’ ability to pay for our services and an indirect effect on our level of charges.

Hospitals and alternate site providers are facing increased cost containment pressures from public and private insurers and other managed care providers, such as health maintenance organizations, preferred provider organizations and managed fee-for-service plans, as these organizations attempt to reduce the cost and utilization of healthcare services. We believe that these payors have followed or will follow the federal government in limiting reimbursement through preferred provider contracts, discounted fee arrangements and capitated (fixed patient care reimbursement) managed care arrangements. In addition to promoting managed care plans, employers are increasingly self funding their benefit programs and shifting costs to employees through increased deductibles, co-payments and employee contributions. We believe that these cost reduction efforts will place additional pressures on healthcare providers’ operating margins and will encourage efficient equipment management practices, such as use of our Pay-Per-Use™ outsourcing and AMPP.

LIABILITY AND INSURANCE

Although we do not manufacture any movable medical equipment, our business entails the risk of claims related to the outsourcing and sale of movable medical equipment. In addition, our servicing and repair activity with respect to our equipment and our instruction of hospital employees with respect to the equipment’s use are additional sources of potential claims. We have not suffered a material loss due to a claim; however, any such claim, if made, could have a material adverse effect on our business. We maintain general liability coverage, including product liability insurance and excess liability coverage. Both policies are subject to annual renewal. We believe that our current insurance coverage is adequate. We can not assure you, however, that claims exceeding such coverage will not be made or that we will be able to continue to obtain liability insurance at acceptable levels of cost and coverage.

ITEM 2:     Properties

We own our Minneapolis, Minnesota district office facility, consisting of approximately 26,000 square feet of office, warehouse, processing and technical repair space. We lease our other district offices, averaging 4,500 square feet, and regional service centers. We lease our corporate offices, approximately 17,000 square feet, in Bloomington, Minnesota. We also house certain corporate functions and our ELS business in a 17,700 square foot facility in Edina, Minnesota.

ITEM 3:     Legal proceedings

From time to time, we may become involved in litigation arising out of operations in the normal course of business. As of December 31, 2002, we are not a party to any pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results or financial position.

ITEM 4:     Submission of matters to a vote of security holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

ITEM 5:     Market for registrant’s common equity and related stockholder matters

As of December 31, 2002 there were 62 holders of our Common Stock, par value $.01 per share. Our Common Stock is not publicly traded and we have never declared or paid a cash dividend on any class of our Common Stock. We intend to retain earnings for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends in the foreseeable future. Our loan agreements contain certain restrictions on our ability to pay cash dividends on our Common Stock (See Note 7 “Long Term Debt” in the audited financial statements).

As of March 1, 2003, we have 6,246 shares of Series B 13% Cumulative Accruing Pay-In-Kind Preferred Stock (the “Series B Preferred Stock”) outstanding, all held by one shareholder. There is no public market for the Series B Preferred Stock. Dividends on the Series B Preferred Stock are payable at the end of each year in the form of additional shares of Series B Preferred Stock. (See “Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”).

ITEM 6:     Selected financial data

The selected financial data presented below under the captions “Statement of Operations Data” and “Balance Sheet Data” for and as of each of the years in the five-year period ended December 31, 2002 are derived from the audited financial statements of the Company. The selected financial data presented below are qualified in their entirety by, and should be read in conjunction with, the financial statements and notes thereto and other financial and statistical information included elsewhere in this Form 10-K, including the information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(dollars in thousands)
Statement of Operations Data:
Revenues:
Equipment outsourcing	$130,724	$110,937	$94,028	$79,345	$61,701
Sales of supplies and equipment, and service	23,042	14,698	11,977	12,878	7,672

Total revenues	153,766	125,635	106,005	92,223	69,373

Cost of equipment outsourcing and sales:
Cost of equipment outsourcing	39,271	33,576	26,092	22,398	16,312
Movable medical equipment depreciation	29,458	26,441	22,387	18,865	14,432
Cost of supplies and equipment sales	13,880	7,855	8,147	8,354	4,867
Loss on equipment disposal(1)	—	—	—	—	2,866

Total costs of equipment outsourcing and sales	82,609	67,872	56,626	49,617	38,477

Gross profit	71,157	57,763	49,379	42,606	30,896

Selling, general and administrative:
Stock compensation and severance expenses	10,099	1,553	—	—	—
Terminated initial public offering expenses	—	1,240	—	—	—
Other selling, general and administrative	43,052	38,838	33,868	30,570	21,300

Total selling, general and administrative	53,151	41,631	33,868	30,570	21,300
Recapitalization and transaction costs (2)	—	—	—	—	5,099

Operating income	18,006	16,132	15,511	12,036	4,497
Interest expense	18,127	19,635	20,747	18,012	11,234

Loss before income taxes and extraordinary charge	(121)	(3,503)	(5,236)	(5,976)	(6,737)
Income taxes	97	56	(158)	(1,655)	(1,097)

Loss before extraordinary charge	(218)	(3,559)	(5,078)	(4,321)	(5,640)
Extraordinary charge net of deferred tax benefit of $474 and $1,300	—	—	—	812	1,863

Net loss	$(218)	$(3,559)	$(5,078)	$(5,133)	$(7,503)

Interest expense	18,127	19,635	20,747	18,012	11,234
Income tax expense (benefit)	97	56	(158)	(1,655)	(1097)
Depreciation and amortization	32,775	31,978	27,662	23,817	17,648
Extraordinary charge	—	—	—	812	1,863

EBITDA (3)	$50,781	$48,110	$43,173	$35,853	$22,145

	Years Ended December 31,
	(dollars in thousands)
	2002	2001	2000	1999	1998
Other financial data:
Net cash provided by operating activities	40,186	31,696	$28,177	15,192	$9,740
Net cash used in investing activities	(38,956)	(41,511)	(31,504)	(49,441)	(62,896)
Net cash (used in) provided by financing activities	(1,230)	9,815	3,327	34,249	53,156

Movable medical equipment expenditures (including acquisitions)	$37,788	$40,680	$31,158	$41,587	$42,588

Other operating data:
Movable medical equipment (units at end of period)	138,000	120,000	101,000	93,000	76,000
Offices (at end of period)	65	62	60	56	50
Number of hospital customers (at end of period)	2,770	2,625	2,545	2,325	1,850
Number of total customers (at end of period)	5,880	5,570	5,275	4,860	4,450

	As of December 31,
	(dollars in thousands)
	2002	2001	2000	1999	1998
Balance Sheet Data:
Working capital (4)	$10,043	$8,416	$9,833	$11,842	$2,965
Total assets	202,136	196,214	180,070	176,736	144,221
Total debt	200,806	204,441	193,607	187,462	150,116
Series B 13% Cumulative Pay-In-Kind Stock	9,672	8,387	7,236	6,207	5,277
Common stock subject to put	11,576	3,763	—	—	—
Shareholders’ deficiency	$(55,358)	$(54,297)	$(47,319)	$(41,416)	$(35,702)

(1)	Represents loss on disposal of movable medical equipment that did not meet outsourcing demand expectations.

(2)	Reflects expenses, consisting primarily of legal, investment banking and severance payments incurred by us related to the recapitalization of the Company in 1998.

(3)	EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. Management understands that some industry analysts and investors consider EBITDA to be useful in analyzing the operating performance of a company and its ability to service debt. EBITDA, however, is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to, or more meaningful than, net income as a measure of operating performance or to cash flows from operating, investing or financing activities or as a measure of liquidity. Since EBITDA is not a measure determined in accordance with generally accepted accounting principles and is thus susceptible to varying interpretations and calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. EBITDA does not represent an amount of funds that is available for management’s discretionary use.

(4)	Represents total current assets (excluding cash and cash equivalents) less total current liabilities, excluding current portion of long-term debt.

Item 7:    Management’s discussion and analysis of financial condition and results of operations

OVERVIEW

GENERAL

We are a leading, nationwide provider of medical technology outsourcing and services to the healthcare industry. Our diverse customer base includes more than 2,770 of the 5,800 acute care hospitals, approximately 3,110 alternate site providers and major medical equipment manufacturers. Unlike many other companies in the healthcare services sector, our fees are paid directly by our customers rather than by reimbursement from government or other third-party payors. Our services fall into three general categories: Medical Equipment Outsourcing, Technical and Professional Services, and Medical Equipment Sales and Remarketing. We commenced operations in 1939, originally incorporated in Minnesota in 1954 and reincorporated in Delaware in 2001.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases these estimates on historical experience and other assumptions believed to be reasonable under the circumstances. However, actual results could differ from these estimates. Management believes the critical accounting policies and areas that require more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements to be:

•	Useful lives assigned to long-lived and intangible assets
•	Recoverability of long-lived and intangible assets, including goodwill
•	Allowance for doubtful accounts
•	Various commitments and contingencies

Depreciation and amortization are recognized using the straight-line method over the estimated useful life of the long-lived asset and intangible asset. We estimate useful lives based on historical data and industry trends. We periodically reassess the estimated useful lives of our long-lived and intangible assets. Changes to estimated useful lives would impact the amount of depreciation and amortization expense recorded in the earnings and potentially require the Company to record an impairment charge.

We review long-lived and intangible assets, including goodwill, for impairment annually, or at any time events or circumstances indicate that the carrying value of such assets may not be fully recoverable. For long-lived assets and amortizable intangible assets, an impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the assets compared to its carrying value. For goodwill, an impairment is evaluated based on the fair value of the entire Company. Currently, we have identified one reporting unit when it tests for goodwill impairment because that is where we believe goodwill naturally resides. If an impairment is recognized, the carrying value of the impaired asset is reduced to its fair value based on discounted estimated future cash flows. For goodwill, an impairment is evaluated based on the fair value of the entire Company.

We estimate the allowance for doubtful accounts considering a number of factors, including: (1) historical experience, (2) aging of the accounts receivable and (3) specific information obtained by us on the condition and the current creditworthiness of our customers. If the financial conditions of our customers were to deteriorate and affect the ability of our customers to make payments on their accounts, we may be required to increase our allowance by recording additional bad debt expense. Likewise, should the financial condition of our customers improve and result in payments or settlements of previously reserved amounts, we may be required to record a reduction in bad debt expense to reverse the recorded allowance.

In the normal course of business, estimates of potential future loss accruals related to legal, tax, self-insurance medical and pension matters. These accruals require the use of management’s judgement on the outcome of various issues. Management’s estimates for these items are based on the best available evidence but due to changes in facts and circumstances, the ultimate outcomes of these accruals could be different than management estimates.

FINANCING AND OTHER TRANSACTIONS

Effective October 5, 2001, our Board of Directors approved a .70-for-one reverse stock split. In addition, we amended our articles of incorporation to include, among other things, a reduction of the authorized shares of common stock to 35,000,000.

In July 2001 we filed a registration statement relating to an initial public offering of our Common Stock. In December 2001, we withdrew the registration statement. In connection with the filing of the registration statement, we incurred expenses of approximately $1.2 million.

The indenture governing our senior notes and our revolving credit facility each contain restrictions on our ability to engage in certain activities and limitations on capital expenditures.

ACQUISITIONS

As part of our growth strategy, we regularly review and evaluate potential acquisition opportunities. On October 25, 2001, we consummated the acquisition of all of the outstanding stock of Narco Medical Services, Inc., for a purchase price of $7.8 million in cash. Narco Medical Services, Inc. outsourced medical equipment and services primarily to rural, acute healthcare providers from seven locations in the Midwest.

RESULTS OF OPERATIONS

The following table provides information on the percentages of certain items of selected financial data compared to total revenues and also indicates the percentage increase or decrease of this information over the prior comparable period.

	Percentage of Total Revenues			Percentage Increase (Decrease)
	Years Ended December 31,			Year Ended 2002 over Year Ended 2001	Year Ended 2001 over Year Ended 2000
	2002	2001	2000
Revenues:
Equipment outsourcing	85.0%	88.3%	88.7%	17.8%	18.0%
Sales of supplies and equipment, and service	15.0	11.7	11.3	56.8	22.7

Total revenues	100.0	100.0	100.0	22.4	18.5
Cost of outsourcing and sales:
Cost of equipment outsourcing	25.5	26.7	24.6	17.0	28.7
Movable medical equipment depreciation	19.2	21.0	21.1	11.4	18.1
Cost of supplies and equipment sales	9.0	6.3	7.7	76.7	(3.6)

Gross profit	46.3	46.0	46.6	23.2	17.0
Selling, general and administrative:
Stock compensation and severance expenses	6.6	1.3	—	N/M	N/M
Terminated initial public offering expenses	—	1.0	—	N/M	N/M
Other selling, general and administrative	28.0	30.9	32.0	10.9	14.7

Total selling, general and administrative	34.6	33.2	32.0	27.7	22.9
Interest expense	11.7	15.6	19.5	(7.7)	(5.4)

Loss before income taxes	0.0	(2.8)	(4.9)	N/M	N/M

Income taxes	0.0	0.0	(0.1)	N/M	N/M

Net loss	0.0	(2.8)	(4.8)	N/M	N/M

EBITDA	33.0%	38.3%	40.7%	7.0%	11.4%

Fiscal year ended December 31, 2002 compared to fiscal year ended December 31, 2001

Equipment outsourcing revenues

Medical equipment outsourcing revenues for the year ended December 31, 2002 were $130.7 million, representing a $19.8 million, or 17.8%, increase from outsourcing revenues of $110.9 million for the same period of 2001. Penetration of existing customers, an increase in total customers by 5.6%, and the Narco acquisition in late 2001 accounted for the growth in total revenues.

Sales of supplies and equipment, and service

Sales of supplies and equipment, and service for the year ended December 31, 2002 were $23.0 million, representing an $8.3 million, or 56.8%, increase from sales of supplies and equipment, and service of $14.7 million for the same period of 2001. Of this increase, $6.4 million is attributable to the service revenue generated from Narco Medical Services, Inc. acquisition in October 2001 and $1.3 million relates to our increased focus on providing additional services to our existing customers. Sales of new and used equipment contributed to remaining overall growth in revenue.

Cost of equipment outsourcing

Cost of equipment outsourcing for the year ended December 31, 2002 was $39.3 million, representing a $5.7 million, or 17.0%, increase from cost of equipment outsourcing of $33.6 million for the same period of 2001. This increase was the result of delivery vehicle expenses for payroll, insurance, leases, and gasoline of $2.2 million, equipment repair and maintenance related expenses of $2.0 million, additional district support personnel costs of $0.8 million, increased rent expense from new office openings of $0.4 million, and other costs incurred to generate revenue growth. For 2002, cost of equipment outsourcing, as a percentage of equipment outsourcing revenues, decreased to 30.0% from 30.3% for the same period of 2001.

Movable medical equipment depreciation

Movable medical equipment depreciation for the year ended December 31, 2002 was $29.5 million, representing a $3.1 million, or 11.4%, increase from movable medical equipment depreciation of $26.4 million for the same period of 2001. This increase was a result of current year movable medical equipment additions of over $37 million. For the year 2002, movable medical equipment depreciation, as a percentage of equipment outsourcing revenues, decreased to 22.5% from 23.8% for the same period of 2001.

Gross profit

Total gross profit for the year ended December 31, 2002 was $71.2 million, representing a $13.4 million, or 23.2%, increase from total gross profit of $57.8 million for the same period of 2001. For the year of 2002, total gross profit, as a percentage of total revenues, increased to 46.3% from 46.0% for the same period of 2001. The increase in gross profit is due to outsourcing revenue growth offset by the increase in cost of equipment outsourcing discussed above.

Gross profit on equipment outsourcing revenue represents equipment outsourcing revenues reduced by the cost of equipment outsourcing and movable medical equipment depreciation. Gross profit on outsourcing revenue for the year of 2002 increased to 47.4% from 45.9% for the same period of 2001. Gross profit margin improved as a result of depreciation expense as a percent of outsourcing revenue decreasing from 23.8% to 22.5%.

Gross margin on sales of supplies and equipment, and service for the year of 2002 decreased to 39.8% from 46.6% for the same period of 2001. The decrease is a result of the product mix associated with the Narco Medical Services, Inc acquisition in late 2001.

Other selling, general and administrative expenses

Other selling, general and administrative expenses for the year ended December 31, 2002 were $43.0 million, representing a $4.2 million, or 10.8%, increase from $38.8 million for the same period of 2001. The increase consists of $2.0 million for the addition of two departments to support specific growth initiatives, $1.7 million relating to the hiring of additional staff for customer service and support, $1.2 million for general, medical and workers compensation insurance expenses, $0.8 million associated with hiring several executive managers, increased pension costs of $0.3 million, costs related to maintaining and improving company computer technologies of $0.5 million, offset by the elimination of goodwill amortization expense due to a change in accounting practice of $2.6 million as well as a reduction in bad debt expense of $0.8 million along with other increases to support the continued growth of the business. Selling, general and administrative expenses as a percentage of total revenue decreased to 28.0% from 30.9% for the same period of 2001 as a result of increased efficiencies.

The Company recorded a $10.1 million pretax charge in 2002 related to severance and non-cash stock compensation expenses associated with extension of the term of outstanding stock options for an executive and three departed executives. Of the $10.1 million total pretax charge, $9.4 million is non-cash stock compensation expense. The severance and non-cash stock compensation expense totals $6.5 million on an after tax basis. Additional retirement benefits were $1.6 million for 2001, inclusive of $1.2 million of non-cash stock compensation primarily related to the extension of existing stock options to a retiring employee below the estimated fair market value.

In July 2001, we filed a registration statement relating to an initial public offering of our Common Stock. In December 2001, we withdrew the registration statement. In connection with the filing of the registration statement, we incurred expenses of approximately $1.2 million.

EBITDA

EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. EBITDA for the year of 2002 was $50.8 million, representing a $2.7 million, or 5.5%, increase from $48.1 million for the year of 2001. EBITDA as a percentage of total revenue for the year of 2002 decreased to 33.0% from 38.3% for the year of 2001 as a result of the $10.1 million stock compensation and severance charges incurred.

Interest expense

Interest expense for the year ended December 31, 2002 was $18.1 million, representing a $1.5 million, or 7.7%, decrease from interest expense of $19.6 million for the same period of 2001. This decrease primarily reflects lower interest rates in 2002 over 2001 in addition to a decrease in debt. Average borrowings increased from $200.8 million for the year of 2001 to $206.0 million for the year of 2002.

Income taxes

Tax expense for 2002 consists of minimum state taxes. We did not have any federal tax or benefit for the year, as net operating losses generated for 2002 were offset by a valuation allowance.

Net loss

We incurred a net loss of $0.2 million in 2002, representing a $3.4 million, or 93.4%, decrease from a net loss of $3.6 in 2001. The current year net loss relates primarily to the stock compensation and severance expenses(See “Other Selling, General and Administrative Expenses” above). The after tax impact of severance and non-cash stock compensation was $6.5 million.

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

Sales of supplies and equipment, and service

Sales of supplies and equipment, and service for the year ended December 31, 2001 were $14.7 million, representing a $2.7 million, or 22.7%, increase from sales of supplies and equipment, and service of $12.0 million for the same period of 2000. This increase was mainly attributable to the service revenue generated as a result of the acquisition of Narco Medical Services, Inc on October 25, 2001. Overall, sales of medical/surgical supplies were consistent with the prior year.

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

EBITDA

EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. EBITDA for the year of 2001 was $48.1 million, representing a $4.9 million, or 11.4%, increase from $43.2 million for the year of 2000. EBITDA as a percentage of total revenue for the year of 2001 decreased to 38.3% from 40.7% for the year of 2000 as a result of the additional retirement benefits and terminated initial public offering expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

During the years ended December 31, 2000, 2001 and 2002, net cash flows provided by operating activities were $28.2 million, $31.7 million and $40.2 million, respectively. Net cash flows used in investing activities were $31.5 million, $41.5 million and $39.0 million in 2000, 2001 and 2002, respectively. Net cash flows provided by (used in) financing activities were $3.3 million, $9.8 million and ($1.2) million in 2000, 2001 and 2002, respectively.

Historically, we have financed our equipment purchases primarily through internally generated funds and borrowings under our revolving credit facility. As an asset intensive business, we need continued access to capital to support the acquisition of equipment for outsourcing to our customers. We purchased and received $31.2 million, $40.7 million and $37.8 million of outsourcing equipment in 2000, 2001 and 2002, respectively.

Our principal sources of liquidity are expected to be cash flows from operating activities and borrowings under our revolving credit facility. It is anticipated that our principal uses of liquidity will be to fund capital expenditures related to purchases of movable medical equipment, provide working capital, meet debt service requirements and finance our strategic plans.

In connection with our 1998 recapitalization, we issued $100.0 million of our senior notes. In January 1999, we issued an additional $35.0 million of our senior notes. The senior notes earn interest at a rate of 10.25% per year, payable on March 1 and September 1 of each year. In October 1999, we extinguished our prior revolving credit facility and entered into a new $77.5 million revolving credit facility. In October 2001, we expanded our revolving credit facility to $87.5 million, primarily to fund the acquisition of Narco Medical Services, Inc. Interest on loans outstanding under our revolving credit facility is payable at a rate per annum, selected at our option, equal to the base rate margin (which is the banks’ base rate plus 1.25%) or the adjusted eurodollar rate margin (which is the adjusted eurodollar rate plus 2.50%). The revolving credit facility, which terminates on October 31, 2004, contains certain covenants including restrictions and limitations on dividends, capital expenditures, liens, leases, incurrence of debt, transactions with affiliates, investments and certain payments, and on mergers, acquisitions, consolidations and asset sales. As of December 31, 2002, we had outstanding $135.0 million of our senior notes and had borrowed $68.2 million under our revolving credit facility.

Borrowings under our revolving credit facility are limited to a borrowing base formula described in our credit agreement. Our borrowing base as of December 31, 2002 was $80,500,000. Under the terms of this agreement, the formula for the borrowing base decreases on November 1, 2003 which would decrease our borrowing base by $6,000,000 if applied to our December 31, 2002 asset base. We believe that we will continue to have adequate liquidity under this facility until its expiration on October 31, 2004.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” This standard establishes new guidance on accounting for goodwill and intangible assets after a business combination is completed. The standard discontinues the amortization of goodwill and indefinite lived intangible assets, requiring instead the periodic testing of these assets for impairment. The effect of the change in accounting during the year ended December 31, 2002, was to reduce the Company’s amortization expense by approximately $2.6 million.

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” requiring the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management believes the adoption of the provisions of this statement will not have a material effect on the Company’s financial statements.

In October 2001, the FASB board issued SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. Effective January 1, 2002, we adopted the provisions of SFAS No. 144, which had no impact on our financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activities initiated after December 31, 2002. Management believes the adoption of the provisions of this statement will not have a material effect on their financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees

of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees that are issued or modified after December 31, 2002. The disclosure requirements will be effective for the Company’s quarter ended March 31, 2003. Management believes the adoption of this statement will not have a material effect on the Company’s financial statements.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities- an Interpretation of ARB No. 51.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The transitional disclosure provisions of FIN 46 are effective for all financial statements issued after January 31, 2003. The Company does not have variable interest in variable interest entities as of January 31, 2003. The measurement provisions of FIN 46 are to be applied immediately to any variable interest in variable interest entities created after January 31, 2003.

In December 2002, the FASB issued SFAS No. 148, “ Accounting for Stock Based compensation – Transition and Disclosure – as Amendment to FAS 123.” SFAS 148 provides two additional transition methods for entities that adopt the preferable fair value based method of accounting for stock based compensation. In addition, the statement requires disclosure of comparable information for all companies regardless of whether, when or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS No. 123, which provides for additional transition methods, are effective for periods beginning after December 15, 2002, although earlier application is permitted. Certain disclosure amendments are required for financial statements for fiscal years ending after December 15, 2002, and have been reflected in these consolidated financial statements. The remaining amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We adopted the disclosure provisions of this statement and have had no impact to the consolidated financial statements.

ITEM 7A:    Quantitative and qualitative disclosures about market risk

Our primary exposure to market risk is interest rate risk associated with our debt instruments. We use both fixed and variable rate debt as sources of financing. At December 31, 2002 we had approximately $200,807,000 of total debt outstanding, of which $68,200,000 was bearing interest at variable rates approximating 4.0%. A 2.0% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $1,415,000 for 2002, $1,305,000 for 2001, and $1,240,000 for 2000, respectively. We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of December 31, 2002, we had no other significant material exposure to market risk.

ITEM 8:    Financial statements and supplementary data

Financial Statements

Quarterly Results

The following table sets forth certain unaudited quarterly financial data for 2002 and 2001. In our opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth therein. The operating results for any one quarter are not necessarily indicative of results for any future period.

Selected Quarterly Financial Information

(Unaudited)

(dollars in thousands)

	Year Ended December 31, 2002
	March 31	June 30	September 30	December 31
Total revenues	$38,388	$38,258	$37,683	$39,437
Gross profit	$18,062	$18,124	$16,982	$17,989
Gross margin	47.1%	47.4%	45.1%	45.6%
Net income (loss)	$1,974	$1,457	$1,141	$(4,790)
EBITDA	15,675	15,036	14,596	5,474
Net cash provided by operating activities	6,100	12,598	7,029	14,459
Net cash used in investing activities	(9,410)	(9,060)	(8,284)	(12,202)
Net cash provided by (used in) financing activities	$3,310	$(3,538)	$1,255	$(2,257)

	Year Ended December 31, 2001
	March 31	June 30	September 30	December 31
Total revenues	$30,869	$29,992	$30,100	$34,674
Gross profit	$15,067	$13,847	$13,386	$15,463
Gross margin	48.8%	46.2%	44.5%	44.6%
Net income (loss)	$330	$(2,020)	$(745)	$(1,124)
EBITDA	13,085	10,761	12,026	12,238
Net cash provided by operating activities	3,551	9,587	5,494	13,064
Net cash used in investing activities	(7,936)	(6,145)	(9,469)	(17,961)
Net cash provided by (used in) financing activities	$4,385	$(3,442)	$3,975	$4,897

The Report of the Independent Accountants, Financial Statements and Schedules are set forth on pages F-1 to F-25 of this report.

ITEM 9:    Changes in and disagreements with accountants on accounting and financial disclosure

None.

PART III

ITEM 10:    Directors and executive officers of the registrant

The following table sets forth our executive officers and directors, their ages and the positions currently held by them:

Name	Age	Position

David E. Dovenberg	58	Chairman of the Board of Directors

Gary D. Blackford	45	President and Chief Executive Officer

John A. Gappa	43	Senior Vice President, Finance and Chief Financial Officer

Andrew R. Amicon	42	Senior Vice President, National Accounts and Disposable Sales

David G. Lawson	46	Senior Vice President, Technology, Marketing and Facilities

Joseph P. Schiesl	51	Senior Vice President, Medical Equipment Outsourcing

Jeffrey L. Singer	41	Senior Vice President, Purchasing and Logistics

Timothy R. Travis	46	Senior Vice President, Medical Equipment Services

Michael N. Cannizzaro	53	Director

Samuel B. Humphries	60	Director

Steven G. Segal	42	Director

Edward D. Yun	35	Director

David E. Dovenberg has been Chairman of our Board since 2001 and prior to that was President and Chief Executive Officer from 1998 to 2002. He joined us in 1988 as Vice President, Finance and Chief Financial Officer. Prior to joining us, he had been with The Prudential Insurance Company of America since 1969. From 1979 to 1988, he was a regional Vice President in the area of corporate investments in private placements for Prudential Capital Corporation. He is a member of the Healthcare Financial Management Association. He is also a member of the Board of Directors of Lund International Holdings, Inc., a manufacturer of appearance accessories for light trucks, sport utility vehicles and vans. He holds a Masters degree in Economics.

Gary D. Blackford has been President, Chief Executive Officer and a member of the board of directors since 2002. Prior to joining us, Mr. Blackford was Chief Executive Officer for Curative Health Services and Shop for School Inc. He also served as Chief Operating Officer of Value Rx from 1994 to 1996; Chief Operating Officer and Chief Financial Officer of MedIntell from 1993 to 1994; and holds a Bachelors of Business Administration degree, a Juris Doctor degree and Certified Public Accountant certificate. He is a member of the Board of Directors for the Twin Cities Ronald McDonald Charities, a non-profit dedicated to helping families live with a child’s serious illness.

John A. Gappa has been Senior Vice President, Finance and Chief Financial Officer since 1999. Prior to joining us, Mr. Gappa served for five years as Senior Vice President, Reimbursement and Chief Financial Officer for McKesson’s Extended Care division, formerly known as Red Line HealthCare Corporation. He also held additional positions during his nine years at Red Line including Director of Operations, Division Controller and Director of Planning and Analysis. Prior to joining Red Line in 1991, he held a variety of financial management positions at The Pillsbury Company from 1982 to 1991. He holds a Bachelor of Science and Masters in Business Administration.

Andrew R. Amicon has been Senior Vice President of National Accounts and Disposable Sales since 2001. From 1999 to 2001, he was Vice President of National Accounts and Disposable Sales and prior to that was Vice President, Alternate Care—East from 1998 to 1999. Prior to joining us, he was founder and Chief Executive Officer of Patient’s Choice Healthcare, Inc. from 1990 to 1998. He holds a Bachelor of Science in Business Administration.

David G. Lawson has been Senior Vice President of Technology, Marketing and Facilities since September 2002. He has over 20 years of technology experience, 12 of those in the healthcare/financial services industries with ValueRx, EBP Healthplans, North Central Life Insurance, Norwest Technical and Curative Health Services. He was Chief Operating Officer and Chief Technology Officer for Shop for School, Inc Early in his career he spent four years as a management consultant with Deloitte and Touche and five years with Best Products Limited. He holds a Bachelor of Arts in Hospital Administration.

Joseph P. Schiesl has been Senior Vice President, Medical Equipment Outsourcing Services since February 2003. Mr. Schiesl has over 25 years of experience in healthcare services businesses. Prior to joining UHS, Mr. Schiesl was Chief Executive Officer of Thinking Networks, Inc., an internet protocol software services start-up. Prior to that, Mr. Schiesl was President of ViTec, Inc., an e-health software services company. From December 1995 to April 1998, Mr. Schiesl was President, Pharmacy Benefit Management Services of ValueRX. Prior to tenure at ValueRX, Mr. Schiesl was Executive Vice President at MedIntel Systems. He holds a Bachelor of Arts in Economics.

Jeffrey L. Singer has been Senior Vice President, Purchasing and Logistics since 2001. From 1999 to 2001, he was Vice President, Purchasing and Logistics and prior to that was Vice President of Alternate Care—West from 1998 to 1999. Prior to joining us, he was Chief Executive Officer of Home Care Instruments, Inc. from 1991 to 1998, and held various other positions at HCI from 1986 to 1991. He holds a Bachelor of Science in Marketing and Logistics.

Timothy R. Travis has been Senior Vice President, of Medical Equipment Services since February, 2003. From 2001-2002, he was Vice President of Equipment Lifecycle Services. Prior to joining us, he was General Manager for Narco Medical Services, Inc. from 1994 to 2001, and held various other positions at Narco Medical Services, Inc. from 1985 to 1994. He holds a Bachelor of Science in Political Science.

Michael N. Cannizzaro has been a director since May 2001. He is an Operating Partner of J.W. Childs Associates, L.P. Prior to that, he was President and Chief Executive Officer of Beltone Electronics Corporation from 1998 to 2000. Prior to that, he was President of Caremark International’s Prescription Service Division from 1994 to 1997; Vice President, Business Development of Caremark’s Nephrology Service Division from April 1994 to September 1994; and President of Leica North America from 1993 to 1994. Prior to that, he held numerous positions in general management at Baxter Healthcare Corporation from 1976 to 1993, including the position of President of four different divisions. He is also a director of National Nephrology Associates, Inc. and Insight Health Services Corp.

Samuel B. Humphries has been a director since April 1998 and served as a director from 1991 to February 1998. He is Managing Director of The Executive Advisory Group. He also is Managing Director and on the board of Ascent Medical Technology Fund. Prior to that he was President and Chief Executive Officer of American Medical Systems from 1988 to 1991 and from 1998 to 1999, and President and Chief Executive Officer of Optical Sensors Inc. from 1991 to 1998. He is also a director of LifeSpex Medical, Urometrics Medical Inc. and Inlet Medical Inc.

Steven G. Segal has been a director since February 1998. He is a Partner of J.W. Childs Associates, L.P. and has been at Childs since 1995. Prior to that time, he was an executive at Thomas H. Lee Company from 1987, most recently holding the position of Managing Director. He is also a director of Jillian’s Entertainment Corp., National Nephrology Associates, Inc., Insight Health Services Corp., The NutraSweet Company and is Chairman of the Board of Empire Kosher Poultry, Inc.

Edward D. Yun has been a director since February 1998. He is a Partner of J.W. Childs Associates, L.P. and has been at Childs since 1996. From 1994 until 1996 he was an Associate at DLJ Merchant Banking, Inc. He is also a director of Jillian’s Entertainment Corp., Pan Am International Flight Academy, Inc., National Nephrology Associates, Inc., Equinox Holdings, Inc., Chevys, Inc., Hartz Mountain Corporation and Insight Health Services, Corp.

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

Audit Committee. Our audit committee consists of two of our directors. The current members of the audit committee are Samuel B. Humphries and Edward D. Yun Mr. Humphries is the chairman. Our audit committee is responsible for reviewing the adequacy of our system of internal accounting controls; reviewing the results of the independent accountants’ annual audit, including any significant adjustments, management judgments and estimates, new accounting policies and disagreements with management; reviewing our audited financial statements and discussing the statements with management; reviewing the audit reports submitted by the independent accountants; reviewing disclosures by independent accountants concerning relationships with our company and the performance of our independent accountants and annually recommending independent accountants; adopting and annually assessing our charter; and preparing such reports or statements as may be required by securities laws.

Under current rules of public trading markets, such as NASDAQ and the New York Stock Exchange, our current audit committee would not be deemed to be comprised solely of independent directors, since one of our audit committee members is associated with J.W. Childs Associates, L.P.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mr. Segal, a member of our compensation committee, is a party to the stockholders’ agreement governing aspects of the relationship among our shareholders and their ownership of our common stock and is an affiliate of J.W. Childs Equity Partners, L.P., which is also a party to the stockholders’ agreement. Mr. Segal is also an affiliate of J.W. Childs Associates, L.P., which has entered into the management agreement with us. For a description of such arrangements and agreements, see “Item 13-Certain relationships and related transactions,” below.

LIMITATION ON LIABILITY AND INDEMNIFICATION MATTERS

Delaware law and our certificate of incorporation and bylaws provide that we shall, under certain circumstances and subject to certain limitations, indemnify any person made or threatened to be made a party to a proceeding by reason of that person’s former or present official capacity with us against judgments, penalties, fines, settlements and reasonable expenses. Any such person also is entitled, subject to limitations, to payment or reimbursement of reasonable expenses in advance of the final disposition of the proceeding.

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

ITEM 11:    Executive compensation

Director Compensation

Each non-employee director who is not affiliated with J.W. Childs Associates, L.P. receives a fee of $1,000 for each board meeting attended, and $500 for each committee meeting attended.

Summary compensation table

The following table sets forth information regarding executive compensation with respect to our chief executive officer and the other five most highly compensated executive officers for the last three completed fiscal years.

	Annual compensation			Long-Term Compensation Awards
Name and principal position	Year	Salary	Bonus(1)	Securities Underlying Options (2)	All other compensation(3)
David E. Dovenberg Chairman of the Board of Directors(4)	2002 2001 2000	$286,780 234,862 226,062	$247,500 151,600 113,400	— — —	$5,500 5,250 5,100

Gary D. Blackford President and Chief Executive Officer(5)	2002	153,818	110,741	370,455	2,309

Robert H. Braun Senior Vice President, Sales and Marketing(6)	2002 2001 2000	173,384 163,687 155,039	72,000 116,800 85,800	— — —	292,917 4,870 4,602

John A. Gappa Senior Vice President and Chief Financial Officer	2002 2001 2000	180,588 175,784 170,241	89,500 118,000 90,200	— — 35,000	5,419 5,250 3,930

Jeffrey L. Singer Senior Vice President of Purchasing and Logistics	2002 2001 2000	153,658 149,165 136,312	74,000 98,350 76,200	— — —	2,751 2,627 2,625

Andrew R. Amicon Senior Vice President, National Accounts and Disposable Sales	2002 2001 2000	149,805 141,304 136,313	74,000 97,260 70,800	— — —	4,392 4,042 3,988

(1)	The amounts shown in this column represent annual bonuses earned for the fiscal year indicated. Such bonuses are paid approximately three months after the end of such fiscal year.

(2)	The stock options shown in this column for 2002, 2001 and 2000 were all granted pursuant to our 1998 Stock Option Plan. For a discussion of the material terms of the options granted in 2002, 2001 and 2000 under the 1998 Stock Option Plan, see “Benefit Plans.”

(3)	The amounts shown in this column represent contributions by us for the named executive officers to the UHS Employees’ Long Term Savings Plan for the fiscal year indicated and includes severance payments for 2002 of $287,750 payable to Mr. Braun over a three year period.

(4)	Mr. Dovenberg became Chairman of the Board in 2001.

(5)	Mr. Blackford joined the Company as President and Chief Executive Officer in 2002.

(6)	Mr. Braun retired from the Company effective December 31, 2002.

Options

Stock Options

The following tables summarize option grants during the year ended December 31, 2002 to the Chief Executive Officer and the executive officers named in the “Summary Compensation Table” above, and the values of the options held by such persons at December 31, 2002.

Option Grants During Year Ended December 31, 2002

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Number of Securities Underlying Options Granted(1)	% of Total Options Granted to Employees in Fiscal Year 2002	Exercise or Base Price ($/Sh)(2)	Expiration Date	5%		10%
David E Dovenberg	—	—	—	—	—		—
Gary D. Blackford	370,455	78.7%	$11.00	6/25/12	$2,562,734	(3)	$6,494,521	(3)
Robert H. Braun	—	—	—	—	—		—
John A. Gappa	—	—	—	—	—		—
Jeffery L. Singer	—	—	—	—	—		—
Andrew R. Amicon	—	—	—	—	—		—

(1)	Each option represents the right to purchase one share of Common Stock. With such non-incentive stock options, the shares under such options vest on the earlier of (i) the date of a change of control in the Company, (ii) the date on which the original investors following the 1998 recapitalization achieve certain realized values in their original investment, or (iii) six years following the date of grant of such options.

(2)	The exercise price is equal to the fair market value on the date of grant with respect to each option as determined by the Company’s Board of Directors. The exercise price may be paid in cash, in shares of Common Stock with a market value as of the date of exercise equal to the option price or a combination of cash and shares of Common Stock.

(3)	The compounding assumes a ten-year exercise period for all option grants. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, or stock option exercises are dependent on the future performance of the underlying Common Stock. The amounts reflected in this table may not necessarily be achieved. If the price of the Common Stock at the date of grant ($11.00) were to appreciate at

5% and 10%, respectively, compounded annually for ten years (the term of the option), then the Common Stock would have a value on June 25, 2012 of approximately $17.92 and $28.53 per share, respectively (assuming no change in the number of outstanding shares of Common Stock).

Aggregated Option Exercises During the Year Ended December 31, 2002 and Value

of Options Held at December 31, 2002

Name	Shares acquired on exercise	Value realized	Number of securities underlying unexercised options at December 31, 2002 Exercisable Unexercisable		Value of unexercised in-the-money options at December 31, 2002(1) Exercisable Unexercisable
David E. Dovenberg	35,000	$383,499	401,531	178,180	$4,636,543	$1,894,510
Gary D. Blackford	—	—	63,353	307,102	122,270	592,708
Robert H. Braun	—	—	49,832	91,505	522,429	974,488
John A. Gappa	—	—	30,992	82,709	254,181	678,326
Jeffrey L. Singer	—	—	34,896	28,065	312,120	251,020
Andrew R. Amicon	—	—	34,896	28,065	312,120	251,020

(1)	Based on the difference between the per share exercise price and the fair market value of the Common Stock, as of December 31, 2002, of $12.93 as determined by our board of directors.

Pension Plan

The following table sets forth various estimated maximum annual pension benefits under the Company’s qualified non-contributory defined benefit pension plan, on a straight life annuity basis, based upon Social Security benefits now available, assuming retirement at age 65 at various levels of compensation and specified remuneration and years of credited service. Amounts shown are subject to Social Security offset.

Remuneration	Years of Credited Service
	5	10	20	30
$100,000	$6,008	$12,016	$24,032	$30,040
$125,000	8,008	16,016	32,032	40,040
$150,000	10,008	20,016	40,032	50,040
$200,000	14,008	28,016	56,032	70,040
$300,000	14,008	28,106	56,032	70,040

A participant’s remuneration covered by the pension plan is his or her average salary (as reported in the Summary Compensation Table) for the five consecutive plan years in which the employee received his or her highest average compensation, subject to a $200,000 cap in 2002. As of December 31, 2002, Messrs. Dovenberg, Blackford, Braun, Gappa, Singer and Amicon had 14.7, 0.5, 27.4, 3.1, 4.5, and 4.5 years of credited service, respectively, under the pension plan.

Future benefit accruals for all participants were frozen as of December 31, 2002. Additional service or compensation changes of participants after that date are not considered for purposes of computing participant accrued benefit, however, accumulated service after December 31, 2002, continues to be taken into account for purposes of determining a participant’s vested interest.

Severance Plan

We have adopted a severance plan for each Senior Vice President and Vice President (excluding Mr. Dovenberg, Mr. Blackford and Mr. Gappa, whose severance arrangements are contained in their employment agreements), which entitles them to certain payments in the event of a termination of employment with us, excluding termination for cause and voluntary resignation other than for good reason (as defined in the plan). Upon a qualifying termination, the executive will continue to receive, as severance, payment of his or her base salary and medical and dental benefits for 12 months. If the executive finds other employment prior to the 12 month anniversary of termination, the base salary will be reduced by the value of the compensation received from the new employer during that 12-month period and the medical and dental benefits will be discontinued if comparable benefits are provided by the new employer through the end of that 12-month period. If the executive’s termination was due to resignation for good reason, the executive will also receive a prorated portion of the bonus earned for the then current fiscal year. The severance payments are subject to the executive’s execution of a general release and other agreements containing confidentiality, noncompetition and nonsolicitation obligations. As long as Mr. Dovenberg’s, Mr. Blackford’s and Mr. Gappa’s employment agreements are still in force, their respective severance arrangements are included in their employment agreement rather than being governed by the severance plan. The severance plan may be modified by our chief executive officer or our board of directors.

EMPLOYMENT AGREEMENTS

We have an employment agreement with David E. Dovenberg for a three year term expiring July 26, 2004, subject to automatic one-year renewals, unless terminated by either party. Under the agreement, Mr. Dovenberg is entitled to an annual base salary of $243,000, subject to annual adjustments based on changes in the consumer price index and board of directors review, a bonus of up to 200% of such annual base salary, based on achievement of financial targets and stock options that vest upon achievement of financial measures. We will continue to pay Mr. Dovenberg his base salary and provide his benefits for a period of 18 months from the date of termination in the event that his employment is:

•	terminated by us without cause;

•	terminated because of death or disability;

•	terminated by him for good reason (as defined in the agreement); or

•	not renewed on expiration of the initial term of the employment agreement or the first one-year renewal term.

Payments and benefits under the agreement to Mr. Dovenberg within this 18-month period would be reduced by the value of the compensation from Mr. Dovenberg’s subsequent employment during this 18-month period. If Mr. Dovenberg’s employment is terminated for cause or he resigns without good reason, he will not be entitled to any benefits or payments that would otherwise be due to him under the agreement, other than payments for services previously rendered. In addition, the agreement contains confidentiality, noncompetition and nonsolicitation provisions.

We also have an employment agreement with Gary D. Blackford expiring on June 30, 2005, subject to automatic one-year renewals thereafter, unless terminated by either party. Under the agreement, Mr. Blackford is entitled to an annual base salary of $310,000, subject to annual adjustment by the board of directors, a bonus of up to 160% of his annual base salary based on achievement of financial targets, and incentive and non-incentive stock options. The incentive stock options vest quarterly during the first year of the agreement. The non-incentive stock options vest upon achievement of financial measures. If Mr. Blackford’s employment is terminated by reason of death or disability, Mr. Blackford, or his legal representatives, will be entitled to continued payments of salary and benefits for a 12-month period from the date of termination. If Mr. Blackford’s employment is terminated for cause or he resigns without good reason (as defined in the agreement), he will not be entitled to any benefits or payments that would otherwise be due to him under the agreement, other than payments for services previously rendered. We will continue to pay Mr. Blackford his base salary and provide his benefits for a period of 12 months (or 24 months in the event of a “Change in Control” as described below) from the date of termination plus a lump sum payment equal to 72% of his base salary in effect at the time of termination in the event that his employment is:

•	terminated by us without cause or by him for good reason (as defined in the agreement);

•	terminated by us without cause or he resigns for good reason (as defined in the agreement) within six months prior to, or 24 months following a “Change of Control,” or terminated by him for any reason during the 30-day period following the six month anniversary of such Change of Control; or

•	not renewed on expiration of the initial term of the employment agreement or the first one-year renewal term.

“Change of Control” is defined in the agreement to include the acquisition (other than by us, J.W. Childs Equity Partners, L.P., a fiduciary holding securities under our employee benefit plans, or by a subsidiary or other corporation owned by our stockholders in the same proportions as their ownership of our stock) of substantially all of our assets or of beneficial ownership of securities representing more than 50% of the combined voting power of the Company or, prior to a public offering, more than 50% of our outstanding shares of common stock. The agreement also provides that if Mr. Blackford receives payments under the agreement that would subject him to any federal excise tax due under Sections 280G and 4999 of the Internal Revenue Code, then he will also receive a cash “gross-up” payment so that he will be in the same net after-tax position that he would have been in had such excise tax not been applied.

In addition to the agreements with Mr. Dovenberg and Mr. Blackford, we have an employment agreement with John A. Gappa expiring on November 15, 2003, subject to automatic one-year renewals, unless terminated by either party. Under the agreement, Mr. Gappa is entitled to an annual base salary of $170,000, subject to annual adjustments based on changes in the consumer price index and board of directors review, and a bonus of up to 100% of his annual base salary based on achievement of financial targets. Under the agreement, if Mr. Gappa’s employment is terminated by reason of death or disability, Mr. Gappa, or his legal representatives, will be entitled to continued payment of salary and benefits for a six-month period from the date of termination. If Mr. Gappa’s employment is terminated by us without cause or by him for good reason (as defined in the agreement), he will be entitled to a prorated bonus for the fiscal year in which the termination occurred, and to continued payment of his base salary for a 12-month period from the date of termination. Payments and benefits under the agreement to Mr. Gappa within this 12-month period would be reduced by the value of the compensation from his subsequent employment during this 12-month period. If Mr. Gappa’s employment is terminated for cause or he resigns without good reason, he will not be entitled to any benefits or payments that would otherwise be due to him under the agreement, other than payments for services previously rendered. In addition, the agreement contains confidentiality, noncompetition and nonsolicitation provisions.

BENEFIT PLANS

1998 Stock option plan

On March 17, 1998, we adopted our 1998 stock option plan, under which selected employees may be granted stock options. 3,500,000 shares of our common stock were originally reserved for the grant of options under the plan, subject to adjustments upon the occurrence of certain corporate events. As of December 31, 2002, options to purchase a total of 2,738,656 shares of common stock are outstanding under the plan. The plan provides for three types of stock options: employee incentive stock options, management options and rollover options. As of December 31, 2002, we have outstanding incentive stock options to employees to purchase an aggregate of 1,700,359 shares of common stock. The incentive stock options may vest in whole or in part within five years after the closing of our 1998 recapitalization, based on the achievement of certain EBITDA targets. Any unvested portion of such options will vest eight years following the date of grant, provided that the optionee has been continuously employed by us through such date. The exercise price for the incentive stock options equals the estimated fair market value of our common stock on the date such options were granted, as determined by our board of directors. The exercise price for these options ranges from $2.21 to $12.14 per share. As of December 31, 2002, we also have granted nonqualified stock options to members of management to purchase an aggregate of 402,193 shares of common stock. The management options vest (subject to continued employment) at the earlier of: (i) eight years after our 1998 recapitalization or (ii) a date within five years after the closing of our recapitalization, if on such date a change in control (as defined in the option agreement) has occurred and the original common stock investors to the recapitalization achieves a prescribed realized value on their original investment. The exercise price for these management options equals the estimated fair market value of our common stock on the date such options were granted, as determined by our board of directors. The exercise price for these options ranges from $2.21 to $4.73 per share. In connection with our recapitalization, options to purchase an aggregate of 710,654 shares of our common stock held by employees were rolled over to the 1998 stock option plan. As of December 31, 2002, 636,104 of these shares are still outstanding. All rollover options are fully vested. The exercise price for rollover options was based on the exercise price of the original stock options, all of which were granted at the fair market value of our stock on the date such options were originally granted. The exercise price for these options ranges from $0.77 to $1.34 per share.

ITEM 12:    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows information known to us with respect to the beneficial ownership of our common stock on December 31, 2002, by

•	each person (or group of affiliated persons) known by us to be the owner of more than 5% of our outstanding common stock;

•	each of our directors;

•	each of our executive officers listed on the summary compensation table under “Executive compensation”; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission, and includes generally voting power and/or investment power with respect to securities. Shares of common stock subject to options currently exercisable or exercisable within 60 days of December 31, 2002, are deemed outstanding for purposes of computing the percentage beneficially owned by the person holding such options but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as otherwise noted, the persons or entities named have sole voting and investment power with respect to those shares shown as beneficially owned by them. Unless otherwise indicated, the principal address of each of the shareholders below is c/o Universal Hospital Services, Inc., 3800 West 80th Street, Suite 1250, Bloomington, Minnesota 55431-4442.

Beneficial owner	Number of shares beneficially owned(1)	Percentage of shares beneficially owned
Steven G. Segal(2) J.W. Childs Associates, L.P. 111 Huntington Avenue Boston, Massachusetts	8,835,492	77.5%

Michael N. Cannizzaro(2)	8,740,852	76.7%

Edward D. Yun(2) J.W. Childs Associates, L.P. 111 Huntington Avenue Boston, Massachusetts	8,736,805	76.7%

J.W. Childs Equity Partners, L.P 111 Huntington Avenue Boston, Massachusetts	8,726,852	76.6%

David E. Dovenberg(3)	1,632,040	13.8%

Jeffrey L. Singer(4)	214,286	1.9%

Gary D. Blackford(5)	108,808	*

Andrew R. Amicon(6)	85,075	*

Robert H. Braun(7)	81,108	*

John A. Gappa(8)	37,992	*

Samuel B. Humphries	11,290	*

All Officers & Directors as a group (11 persons)(9)	11,361,079	96.9%

*	Denotes less than 1%.

(1)	Except as indicated by footnote, the persons named in the table above have the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)	Includes 8,726,852 shares of common stock held by J.W. Childs Equity Partners, L.P., which the shareholder may be deemed to beneficially own by virtue of his position with J.W. Childs Associates, L.P., an affiliate of J.W. Childs Equity Partners, L.P.

(3)	Includes 401,531 shares of common stock subject to options exercisable within 60 days after December 31, 2002, 436,471 shares of common stock owned by Mr. Dovenberg’s wife, 48,784 shares of common stock owned by Mr. Dovenberg’s children and 2,100 shares of common stock owned by Mr. Dovenberg’s wife’s sister.

(4)	Includes 34,896 shares of common stock subject to options exercisable within 60 days after December 31, 2002.

(5)	Includes 63,353 shares of common stock subject to options exercisable within 60 days after December 31, 2002.

(6)	Includes 34,896 shares of common stock subject to options exercisable within 60 days after December 31, 2002.

(7)	Includes 49,832 shares of common stock subject to options exercisable within 60 days after December 31, 2002.

(8)	Includes 30,992 shares of common stock subject to options exercisable within 60 days after December 31, 2002.

(9)	Includes 866,161 shares of common stock subject to options exercisable within 60 days after December 31, 2002.

Equity Compensation Plans

The following table summarizes as of December 31, 2002 the shares of the Company’s Common Stock subject to outstanding awards or available for future awards under the Company’s equity compensation plans and arrangements.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (excluding shares reflected in the first column)
Equity Compensation Plans Approved by Shareholders	2,738,656	$5.49	761,344	(1)
Equity Compensation Plans Not Approved by Shareholders	—		$—

Total	2,738,656	$5.49	761,344

(1)	Represents shares remaining available under the Company’s 1998 Stock Option Plan.

ITEM 13:    Certain relationships and related transactions

STOCKHOLDERS’ AGREEMENT

Currently, all of our shareholders, including each executive officer and director, who own common stock, and the shareholders affiliated with J.W. Childs Equity Partners, L.P., are parties to a stockholders’ agreement governing aspects of the relationship among the parties and their ownership of our common stock. Under the agreement, shareholders are restricted from transferring their shares of common stock, except in certain instances. In the event of the termination of employment of a shareholder, who is a member of management, we, or another shareholder designated by us, may purchase the shares of common stock held by the terminated employee. If we choose not to purchase the shares held by the terminated employee, the employee may force us to purchase the shares of common stock held by the employee. In addition, the agreement permits certain shareholders to “tag along,” or participate, in the sale of shares of our common stock by a shareholder. For example, if one shareholder enters into a transaction to sell or otherwise dispose of such shareholder’s interest in our common stock or in vested options to acquire our common stock, all other shareholders have the right to participate in such transaction on a pro rata basis. The agreement also grants the shareholders affiliated with the Childs group the right to “drag along” other shareholders in the event that they want to sell their shares of our common stock in a change of control. For example, if shareholders holding a majority of our common stock and vested options to acquire our common stock decide to sell at least 50% of such common stock and vested options, these shareholders may force all other shareholders to participate in such sale on a pro rata basis. Under the agreement, the shareholders have the right to participate pro rata in a registration statement that we prepare to effect the registration of shares of our common stock held by the Childs’ group.

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

EMPLOYMENT AGREEMENTS

We have entered into employment agreements with Mr. Dovenberg, Mr. Blackford and Mr. Gappa, which are described in “Item 11 — Employment Agreements.”

ITEM 14:    Controls and Procedures

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

PART IV

ITEM 15:    Exhibits, financial statements, schedule and reports on form 8-K

(a)	The following documents are filed as part of this Report:

1.	Consolidated Financial Statements

Report of Independent Accountants

Balance Sheets as of December 31, 2002 and 2001

Statements of Operations for the years ended December 31, 2002, 2001, and 2000

Statements of Shareholders’ (Deficiency) Equity for the years ended December 31, 2002, 2001, and 2000

Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000

Notes to Financial Statements

2.	Consolidated Financial Statement Schedule required to be filed by Item 8 and Paragraph (d) of this Item 15.

Report of Independent Accountants on Financial Statement Schedule

Schedule II -Valuation and Qualifying Accounts

All other supplemental financial schedules are omitted as not applicable or not required under the rules of Regulation S-X or the information is presented in the financial statements or notes thereto.

3.	(a) Exhibits

Number		Description
3.1b	—	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1b to Form S-1/A filed on September 5, 2001).

3.2b	—	Bylaws (Incorporated by reference to Exhibit 3.2b to Form S-1/A filed on September 5, 2001).

3.3	—	Certificate of Designation of Series B 13% Cumulative Accruing Pay-In-Kind Preferred Stock(Incorporated by reference to Exhibit 3.3 to Form 10-K filed on March 15, 2002).

4.1	—	Form of Certificate of common stock (Incorporated by reference to Exhibit 4.1 to Form S-1/A filed on September 5, 2001).

4.2	—

Indenture, dated as of February 25, 1998, by and between Universal Hospital Services, Inc. and First Trust National Association as Trustee, relating to our 10.25% Senior Notes Due 2008 (Incorporated by reference to Exhibit (a)(8) to Amendment No. 4 to Schedule 13E-3/A filed on March 9, 1998).

10.1	—

Credit Agreement among Universal Hospital Services, Inc. and Key Corporate Capital, Inc. as Collateral Agent, Heller Financial, Inc. as Syndication Agent and Canadian Imperial Bank of Commerce as Administrative Agent, dated October 25, 1999 (Incorporated by reference to Exhibit 10.20 to Form 10-Q filed on November 12, 1999).

10.2	—

Form of Stockholders’ Agreement dated as of February 25, 1998, by and among Universal Hospital Services, Inc., each of the Management Investors and each of the Childs Investors (Incorporated by reference to Exhibit (c)(15) to Schedule 13E-3/A filed on March 9, 1998).

10.3	—	Form of Amendment No. 1 dated as of December 18, 1998 to the Stockholders’ Agreement dated as of February 25, 1998 (Incorporated by reference to Exhibit 10.3 to Form S-1 filed on July 27, 2001).

10.4	—

Form of Amendment No. 2 dated as of August 28, 2001 to the Stockholders’ Agreement dated as of February 25, 1998 as amended on December 18, 1998 (Incorporated by reference to Exhibit 10.4 to Form S-1/A filed on September 5, 2001).

10.5	—	Employment Agreement between Universal Hospital Services, Inc. and David E. Dovenberg, dated July 25, 2001 (Incorporated by reference to Exhibit 10.4 to Form S-1/A filed on September 5, 2001).

10.6	—	Employment Agreement between Universal Hospital Services, Inc. and John A. Gappa, dated October 18, 1999 (Incorporated by reference to Exhibit 10.4 to Form 10-K filed on March 29, 2000).

10.7	—	Form of Executive Employment Agreement for all Executive Officer’s having Employment Agreements (Incorporated by reference to Exhibit 10.5 to Form S-1 filed on July 6, 1998).

10.8	—	Universal Hospital Services, Inc. 1998 Stock Option Plan (Incorporated by reference to Exhibit 10.6 to Form S-1 filed on July 6, 1998).

Number		Description

10.9	—

Form of Incentive Stock Option Agreement dated as of March 17, 1998, between Universal Hospital Services, Inc. and certain officers of Universal Hospital Services, Inc. (Incorporated by reference to Exhibit 10.17 to Form 10-K filed on March 31, 1999).

10.10	—

Form of Non-Incentive Stock Option Agreement dated as of March 17, 1998, between Universal Hospital Services, Inc. and certain directors of Universal Hospital Services, Inc. (Incorporated by reference to Exhibit 10.18 to Form 10-K filed on March 31, 1999).

10.11	—	Executive Severance Pay Plan dated January 25, 2001 (Incorporated by reference to Exhibit 10.9 to Form 10-K filed on March 14, 2001).

10.12	—	Form of 2001 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.12 to Form S-1/A filed on September 5, 2001).

10.13	—	Form of 2001 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.13 to Form S-1/A filed on September 5, 2001).

10.14	—

First Amendment, dated August 22, 2001, to the Credit Agreement among Universal Hospital Services, Inc., Key Corporate Capital, Inc. as Collateral Agent, Heller Financial, Inc., as Syndication Agent and Canadian Imperial Bank of Commerce as Administration Agent, dated October 25, 1999. (Incorporated by reference to Exhibit 10.14 to Form S-1/A filed on September 5, 2001).

10.15	—	Group Purchasing Agreement between AmeriNet, Inc. and Universal Hospital Services, Inc. dated March 31, 1999. (Incorporated by reference to Exhibit 10.15 to Form S-1/A filed on September 5, 2001).

10.16	—

Supplier Agreement and Letter Agreement between Novation, LLC, Inc. and Universal Hospital Services, Inc. dated November 20, 1998 and November 16, 2000, respectively. (Incorporated by reference to Exhibit 10.16 to Form S-1/A filed on September 5, 2001).

10.17	—

Group Purchasing Agreement between Premier Technology Management, L.L.C. and Universal Hospital Services, Inc. dated March 1, 1999. (Incorporated by reference to Exhibit 10.17 to Form S-1/A filed on September 5, 2001).

10.18	—

Second Amendment and Consent, dated October 12, 2001, to the Credit Agreement among Universal Hospital Services, Inc., Key Corporate Capital, Inc., as Collateral Agent, Heller Financial, Inc., as Syndication Agent and Canadian Imperial Bank of Commerce, as Administration Agent, dated October 25, 1999. (Incorporated by reference to Exhibit 10.12 to Form S-1/A filed on October 26, 2001).

10.19	—	Employment Agreement, dated as of June 25, 2002, between Universal Hospital Services, Inc. and Gary D. Blackford (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 14, 2002).

Number		Description

10.20*	—	Employment Agreement, dated as of February 14, 2003, between Universal Hospital Services, Inc. and Joseph P. Schiesl.

10.21*	—	Employment Agreement, dated as of February 25, 2003 between Universal Hospital Services, Inc. and Walter T. Chesley.

12.1*	—	Statement regarding the computation of ratio of earnings to fixed charges.

99.1*	—	Certification of Gary D. Blackford Pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	—	Certification of John A. Gappa Pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 25, 2003.

UNIVERSAL HOSPITAL SERVICES, INC.

By	/s/ Gary D. Blackford
Gary D. Blackford
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 25, 2003.

/s/ Gary D. Blackford Gary D. Blackford	President and Chief Executive Officer (Principal Executive Officer)

/s/ John A. Gappa John A. Gappa	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ David E. Dovenberg David E. Dovenberg	Chairman of the Board of Directors

/s/ Samuel B. Humphries Samuel B. Humphries	Director

/s/ Steven G. Segal Steven G. Segal	Director

/s/ Edward D. Yun Edward D. Yun	Director

/s/ Michael N. Cannizzaro Michael N. Cannizzaro	Director

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

Certification of Principal Executive Officer

I, Gary L. Blackford, President and Chief Executive Officer of Universal Hospital Services, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Universal Hospital Services, Inc. (the “registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003	/s/ Gary L. Blackford
Gary L. Blackford
President and Chief Executive Officer

Certification of Principal Financial Officer

I, John A. Gappa, Chief Financial Officer of Universal Hospital Services, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Universal Hospital Services, Inc. (the “registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003	/s/ John A. Gappa
John A. Gappa
Chief Financial Officer

Universal Hospital Services, Inc.

Index to Financial Statements

December 31, 2002 and 2001

Page(s)

Report of Independent Accountants	F-2

Financial Statements:

Balance Sheets at December 31, 2002 and 2001	F-3

Statements of Operations for the years ended December 31, 2002, 2001 and 2000	F-4

Statement of Shareholders’ (Deficiency) Equity and Other Comprehensive Loss for the years ended December 31, 2002, 2001 and 2000	F-5–F-6

Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	F-7

Notes to Financial Statements	F-8–F-24

Report of Independent Accountants

To the Board of Directors and Shareholders of

Universal Hospital Services, Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations, shareholders’ (deficiency) equity and other comprehensive loss and cash flows present fairly, in all material respects, the financial position of Universal Hospital Services, Inc. (the Company) at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002.

PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota

February 14, 2003

Universal Hospital Services, Inc.

Balance Sheets

At December 31, 2002 and 2001

ASSETS	2002	2001
Current assets:
Accounts receivable, less allowance for doubtful accounts of $1,800,000 and $2,000,000 at December 31, 2002 and 2001, respectively	$29,806,992	$30,573,422
Inventories	2,982,972	2,761,982
Deferred income taxes	3,062,000	2,370,000
Other current assets	1,699,840	1,120,282

Total current assets	37,551,804	36,825,686

Property and equipment, net:
Movable medical equipment, net	118,408,936	111,964,787
Property and office equipment, net	5,746,428	5,932,737

Total property and equipment, net	124,155,364	117,897,524

Intangible assets:
Goodwill	35,608,043	35,608,043
Other, primarily deferred financing costs, net	3,947,445	5,179,240
Other intangibles, net	873,231	703,313

Total assets	$202,135,887	$196,213,806

LIABILITIES AND SHAREHOLDERS’ (DEFICIENCY) EQUITY

Current liabilities:
Current portion of long-term debt	$251,646	$312,690
Accounts payable	11,077,984	14,389,831
Accrued compensation and pension	7,059,704	6,930,591
Accrued interest	4,961,808	4,794,946
Other accrued expenses	1,697,389	1,803,611
Book overdrafts	2,711,792	490,504

Total current liabilities	27,760,323	28,722,173

Long-term debt, less current portion	200,554,969	204,127,858
Deferred compensation and pension	4,869,522	3,141,035
Deferred income taxes	3,062,000	2,370,000

Series B, 13% Cumulative Accruing Pay-In-Kind Stock, $0.01 par value; 25,000 shares authorized, 6,246 shares issued and outstanding at December 31, 2002 and 2001, net of unamortized discount, including accrued stock dividends	9,672,000	8,386,368

Common stock subject to put	11,575,549	3,762,971

Commitments and contingencies (Note 8)

Shareholders’ (deficiency) equity:
Common Stock, $0.01 par value; 35,000,000 shares authorized, 11,394,320 and 11,275,050 shares issued and outstanding at December 31, 2002 and 2001, respectively	113,943	112,751
Additional paid-in capital	6,875,476	1,091,956
Accumulated deficit	(59,958,653)	(54,524,078)
Deferred compensation	(657,527)	(977,228)
Accumulated other comprehensive loss	(1,731,715)

Total shareholders’ (deficiency) equity	(55,358,476)	(54,296,599)

Total liabilities and shareholders’ (deficiency) equity	$202,135,887	$196,213,806

The accompanying notes are an integral part of the financial statements.

Universal Hospital Services, Inc.

Statements of Operations

For the years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Revenues:
Equipment outsourcing	$130,723,914	$110,937,132	$94,028,335
Sales of supplies and equipment, and services	23,042,357	14,697,548	11,976,803

Total revenues	153,766,271	125,634,680	106,005,138

Costs of equipment outsourcing and sales:
Cost of equipment outsourcing	39,271,136	33,576,432	26,092,014
Movable medical equipment depreciation	29,457,577	26,440,809	22,386,842
Cost of supplies and equipment sales	13,880,170	7,854,589	8,146,805

Total costs of equipment outsourcing and sales	82,608,883	67,871,830	56,625,661

Gross profit	71,157,388	57,762,850	49,379,477

Selling, general and administrative:
Stock compensation and severance expense	10,098,654	1,552,795
Terminated initial public offering expenses		1,240,826
Other selling, general and administrative	43,053,125	38,837,502	33,868,262

Total selling, general and administrative	53,151,779	41,631,123	33,868,262

Operating income	18,005,609	16,131,727	15,511,215

Interest expense	18,126,447	19,634,806	20,747,230

Loss before income taxes	(120,838)	(3,503,079)	(5,236,015)

Provision (benefit) for income taxes	97,000	55,850	(158,000)

Net loss	$(217,838)	$(3,558,929)	$(5,078,015)

The accompanying notes are an integral part of the financial statements.

Universal Hospital Services, Inc.

Statement of Shareholders’ (Deficiency) Equity and Other Comprehensive Loss

For the years ended December 31, 2002, 2001 and 2000

	Common Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Loss	Total Shareholders’ (Deficiency) Equity
Balance, December 31, 1999	$112,443	$2,290,792	$(43,818,840)	$—	$—	$(41,415,605)

Repurchase of 14,806 shares of common stock from employee	(148)	(54,857)				(55,005)

Issuance of 32,987 shares of common stock	330	147,755				148,085

Preferred stock dividends			(918,127)			(918,127)

Net loss			(5,078,015)			(5,078,015)

Balance, December 31, 2000	112,625	2,383,690	(49,814,982)	—	—	(47,318,667)

Issuance of 14,000 shares of common stock	140	93,860				94,000

Stock compensation		1,246,904				1,246,904

Deferred compensation		1,137,079		(1,137,079)		—

Amortization of deferred compensation				159,851		159,851

Accretion of common stock subject to put		(3,762,971)				(3,762,971)

Preferred stock dividends			(1,042,059)			(1,042,059)

Repurchase of 1,400 shares of common stock from employee	(14)	(6,606)				(6,620)

Accretion of detachable warrants issued in connection with preferred stock			(108,108)			(108,108)

Net loss			(3,558,929)			(3,558,929)

Balance, December 31, 2001	112,751	1,091,956	(54,524,078)	(977,228)	—	(54,296,599)

The accompanying notes are an integral part of the financial statements.

Universal Hospital Services, Inc.

Statement of Shareholders’ (Deficiency) Equity and Other Comprehensive Loss

For the years ended December 31, 2002, 2001 and 2000

	Common Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Loss	Total Shareholders’ (Deficiency) Equity
Balance, December 31, 2001	$112,751	$1,091,956	$(54,524,078)	$(977,228)	$—	$(54,296,599)

Issuance of 121,727 shares of common stock	1,217	592,348				593,565

Repurchase of 2,457 shares of common stock	(25)	(11,594)				(11,619)

Stock compensation		9,084,240				9,084,240

Accretion of common stock subject to put		(3,881,474)	(3,931,105)			(7,812,579)

Preferred stock dividends			(1,177,524)			(1,177,524)

Accretion of detachable warrants issued in connection with preferred stock			(108,108)			(108,108)

Amortization of deferred compensation				319,701		319,701

Net loss			(217,838)

Unrealized loss on minimum pension liability adjustment					(1,731,715)

Comprehensive loss						(1,949,553)

Balance, December 31, 2002	$113,943	$6,875,476	$(59,958,653)	$(657,527)	$(1,731,715)	$(55,358,476)

The accompanying notes are an integral part of the financial statements.

Universal Hospital Services, Inc.

Statements of Cash Flows

For the years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net loss	$(217,838)	$(3,558,929)	$(5,078,015)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	31,519,634	28,165,258	23,868,755
Amortization of goodwill		2,730,502	2,715,769
Amortization of deferred financing costs and other intangibles	1,256,012	1,082,894	1,077,085
Accretion of bond discount	529,412	529,409	529,412
Provision for doubtful accounts	867,387	1,655,919	1,249,053
Noncash stock-based compensation	9,403,941	1,406,755
Loss on sales of equipment	948,732	118,254	568,857
Deferred income taxes			(263,000)
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(94,729)	(3,069,172)	(1,227,705)
Inventories and other operating assets	(844,227)	799,935	759,729
Accounts payable and accrued expenses	(3,182,809)	1,835,282	3,977,496

Net cash provided by operating activities	40,185,515	31,696,107	28,177,436

Cash flows from investing activities:
Rental equipment purchases	(37,730,695)	(32,817,727)	(30,972,302)
Property and office equipment purchases	(2,132,529)	(1,855,957)	(1,714,465)
Proceeds from disposition of rental equipment	1,107,780	1,244,401	1,103,072
Acquisition		(7,788,009)
Other	(200,364)	(294,146)	79,515

Net cash used in investing activities	(38,955,808)	(41,511,438)	(31,504,180)

Cash flows from financing activities:
Proceeds under loan agreements	59,875,000	65,450,000	47,800,000
Payments under loan agreements	(63,907,942)	(55,358,480)	(42,520,253)
Proceeds from issuance of common stock	593,565	94,000	148,085
Repurchase of common stock	(11,619)	(6,620)	(55,005)
Payment of deferred financing costs		(393,381)
Change in book overdraft	2,221,289	29,812	(2,046,083)

Net cash (used in) provided by financing activities	(1,229,707)	9,815,331	3,326,744

Net change in cash and cash equivalents	—	—	—

Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—

Supplemental cash flow information:
Interest paid	$17,430,000	$19,753,000	$19,589,000

Income taxes paid (received)	$97,000	$(67,000)	$(64,000)

The accompanying notes are an integral part of the financial statements.

Universal Hospital Services, Inc.

Notes to Financial Statements

1.	Description of Business

Universal Hospital Services, Inc. (the Company or UHS) is a leading nationwide provider of medical technology outsourcing and services to the health care industry. Their services fall into three general categories: medical equipment outsourcing, technical and professional services, and medical equipment sales and remarketing.

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

Property and Office Equipment

Property and office equipment includes land, buildings, leasehold improvements and office equipment.

Depreciation and amortization of property and office equipment is provided on the straight-line method over estimated useful lives of thirty years for buildings, the remaining lease term for leasehold improvements, and three to ten years for shop and office equipment. The cost and accumulated depreciation or amortization of property and equipment retired or sold is eliminated from their respective accounts and the resulting gain or loss is recorded in operations.

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a purchase of a business combination. Prior to January 1, 2002, goodwill was amortized on a straight-line basis, ranging from 15 to 40 years. Effective January 1, 2002, the Company ceased amortization of goodwill balances. See discussion under “Recent Accounting Pronouncements.” Goodwill is tested for impairment on an annual basis or at the time of a triggering event in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Fair values are estimated based on the Company’s best estimate of the expected present value of future cash flows compared with the corresponding carrying value of the reporting unit, including goodwill. Currently, the Company has identified one reporting unit under the criteria set forth by SFAS No. 142. On January 1, 2002, goodwill was tested for impairment in this manner, and the estimated fair value of the reporting unit exceeded its carrying amount, indicating no impairment of goodwill. The Company performs its annual goodwill impairment testing during its first quarter.

Universal Hospital Services, Inc.

Notes to Financial Statements

Other Intangible Assets

Other intangible assets primarily include customer relationships. Other intangible assets are amortized on a straight-line basis over their estimated economic lives that result in a weighted average useful life of 13 years as of December 31, 2002. The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period.

Long-Lived Assets

The Company periodically reviews its long-lived assets for impairment and assesses whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded, if any, is calculated by the excess of the asset’s carrying value over its fair value.

Deferred Financing Costs

Deferred financing costs associated with issuing debt are deferred and amortized over the related terms using the straight-line method, which approximates the effective interest rate method. Accumulated amortization was $4,953,601 and $3,874,286 at December 31, 2002 and 2001, respectively.

Revenue Recognition

Equipment is generally outsourced on a short-term basis, and outsourced revenue is recorded in income as equipment is utilized based on an agreed rate per use. Any changes to the rate are billed on a prospective basis. Supply and equipment sales are recorded at the time of shipment. Service revenue is recognized as services are provided.

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

Fair Value of Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts receivable, accounts payable, accrued liabilities and notes payable, approximates fair value. Interest on notes payable is payable at rates which approximate fair value. The fair value of the senior notes, based on the quoted market price for the same or similar issues of debt, would be approximately $142,425,000 and $137,800,000 at December 31, 2002 and 2001, respectively.

Universal Hospital Services, Inc.

Notes to Financial Statements

Segment Information

The Company’s business is organized, managed and internally reported as a single segment.

Stock-Based Compensation

The Company measures compensation expense for its stock-based compensation plan using the intrinsic value method. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards since 1995, the Company’s net income would have changed to the pro forma amounts indicated below (in thousands):

	2002	2001	2000
Net loss, as reported	$(218)	$(3,559)	$(5,078)
Add: Stock-based employee compensation included in reported net income	9,404	1,410
Less: Total stock-based employee compensation expense under fair value-based method	(10,014)	(417)	(319)

Pro forma net loss	$(828)	$(2,566)	$(5,397)

Note 13 to the financial statements contains the significant assumptions used in determining the underlying fair value of options.

Comprehensive Loss

Components of comprehensive loss for the Company include net income and minimum pension liability adjustments. These amounts are presented in the Statements of Shareholders’ (Deficiency) Equity and Other Comprehensive Loss. No items of other comprehensive loss occurred during the years ended December 31, 2001 and 2000; hence, comprehensive loss is the same as 2001 and 2000 net loss as reported.

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

Universal Hospital Services, Inc.

Notes to Financial Statements

Recent Accounting Pronouncements

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” This standard establishes new guidance on accounting for goodwill and intangible assets after a business combination is completed. The standard discontinues the amortization of goodwill and indefinite lived intangible assets, requiring instead the periodic testing of these assets for impairment. The effect of the change in accounting during the year ended December 31, 2002, was to reduce amortization expense by approximately $2,700,000.

The pro forma amounts shown below reflect the effect of retroactive application of the non-amortization of goodwill as if the method of accounting had been in effect in the prior periods as follows (in thousands):

	2002	2001	2000
Net loss:
As reported	$(218)	$(3,559)	$(5,078)
Effect of goodwill amortization		2,731	2,716

As adjusted	$(218)	$(828)	$(2,362)

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations” requiring the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Overtime, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management believes the adoption of the provisions of this statement will not have a material effect on the Company’s financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. Effective January 1, 2002, the Company adopted the provisions of SFAS No. 144, which had no impact on its financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exist or disposal activity. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management believes the adoption of the provisions of this statement will not have a material effect on the Company’s financial statements.

Universal Hospital Services, Inc.

Notes to Financial Statements

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a grantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 will be effective for any guarantees that are issued or modified after December 31, 2002. The disclosures requirements will be effective for the Company’s quarter ended March 31, 2003. Management believes the adoption of this statement will not have a material effect on the Company’s financial statements.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The transitional disclosure provisions of FIN 46 are effective for all financial statements issued after January 31, 2003. The Company does not have variable interests in variable interest entities as of January 31, 2003. The measurement provisions of FIN 46 are to be applied immediately to any variable interest in variable interest entities created after January 31, 2003.

In December 2002, the Financial Accounting Standards board issued SFAS No. 148, “Accounting for Stock Based compensation – Transition and Disclosure – as Amendment to FAS 123.” SFAS No. 148 provides two additional transition methods for entities that adopt the preferable fair value based method of accounting for stock based compensation. In addition, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS No. 123, which provides for additional transition methods, are effective for periods beginning after December 15, 2002, although earlier application is permitted. Certain disclosure amendments are required for financial statements for fiscal years ending after December 15, 2002, and have been reflected in these consolidated financial statements. The remaining amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of this statement and had no impact to the consolidated financial statements.

3.	Acquisition

On October 25, 2001, the Company acquired all of the outstanding capital stock of Narco Medical Services, Inc. (Narco), for a purchase price of $7,800,000 in cash. Narco outsources medical equipment and services, primarily to rural acute care providers in seven Midwest locations. Narco has recently developed an Equipment Lifecycle Services program that provides customers with assistance in planning for and acquiring equipment, repair and maintenance, obsolescence analysis and remarketing services. The Company acquired Narco in order to expand its customer base, achieve economies of scale and expand its service offering. The purchase price was determined based on an evaluation of Narco’s assets, liabilities, cash flow potential and comparable prices for similar businesses. The source of funds was from the revolving credit facility.

Universal Hospital Services, Inc.

Notes to Financial Statements

The acquisitions of Narco was accounted for using the purchase method. Accordingly, the respective purchase prices were allocated to assets and liabilities acquired based on their estimated fair values. The estimated fair value of assets and liabilities acquired are as follows (in thousands):

Accounts receivable	$2,218
Inventories	1,063
Movable medical equipment	5,409
Goodwill	850
Other intangible assets
Other assets	13
Accounts payable and other liabilities	(1,766)

$7,787

The operations of the acquired entity has been included in the Company’s results of operations since the date of acquisition.

The following summarizes pro forma results of operations, assuming the acquisition of Narco occurred at January 1, 2001 (in thousands):

Total revenues	$140,365
Net loss	(3,375)

4.	Book Overdrafts

The Company typically does not maintain cash balances at its principal bank under a policy whereby the net of collected balances and cleared checks is, at the Company’s option, applied to or drawn from a revolving credit facility on a daily basis.

Universal Hospital Services, Inc.

Notes to Financial Statements

5.	Property and Equipment, Net

Property and equipment, net at December 31, consists of the following:

	2002	2001
Movable medical equipment	$259,433,503	$235,153,838
Less accumulated depreciation	(141,024,567)	(123,189,051)

Movable medical equipment, net	$118,408,936	$111,964,787

Land	$120,000	$120,000
Buildings and leasehold improvements	2,309,514	2,213,076
Office equipment	11,664,450	10,970,890

	14,093,964	13,303,966
Less accumulated depreciation and amortization	(8,347,536)	(7,371,229)

Property and office equipment, net	$5,746,428	$5,932,737

Total property and equipment, net	$124,155,364	$117,897,524

For the years ended December 31, 2002, 2001 and 2000, outsourced equipment additions, including equipment purchased in acquisitions, were approximately $37,788,000, $40,680,000 and $31,158,000, respectively.

6.	Other Intangible Assets, Net

The Company has the following other intangible assets, net, at December 31:

	2002			2001
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Customer relationships	$952,895	$79,664	$873,231	$715,230	$11,917	$703,313

Total amortization expense related to intangible assets for the years ended December 31, 2002, 2001 and 2000 was $67,747, $11,000 and $917, respectively.

Universal Hospital Services, Inc.

Notes to Financial Statements

At December 31, 2002, future estimated amortization expense related to intangible assets will be:

2003	$64,400
2004	64,400
2005	64,400
2006	64,400
2007	64,400
Thereafter	522,225

Total	$844,225

7.	Long-Term Debt

Long-term debt at December 31 consists of the following:

	2002	2001
10.25% senior notes, net of unamortized discount of approximately $3,167,000 and $4,225,000 at December 31, 2002 and 2001, respectively	$131,832,984	$131,303,572

Revolving credit facility	68,150,000	71,900,000

Capital lease obligations	823,631	1,236,976

	200,806,615	204,440,548
Less current portion of long-term debt	(251,646)	(312,690)

Total long-term debt	$200,554,969	$204,127,858

The 10.25% Senior Notes (Senior Notes) mature on March 1, 2008. Interest on the Senior Notes accrues at the rate of 10.25% per annum and is payable semiannually on each March 1 and September 1. The Senior Notes are redeemable, at the Company’s option, in whole or in part, on or after March 1, 2003, at specified redemption prices plus accrued interest to the date of redemption. In addition, the Senior Notes have a change of control provision which gives each holder the right to require the Company to purchase all or a portion of such holders’ Senior Notes upon a change in control, as defined in the agreement, at a purchase price equal to 101% of the principal amount plus accrued interest to the date of purchase. The Senior Notes have covenants that restrict the payment of dividends and require that the Company maintain certain financial ratios. The Senior Notes are uncollateralized.

The Amended Revolving Credit Facility with six banks consists of up to a $87,500,000 senior Revolving Credit Facility and terminates on October 31, 2004. At December 31, 2002, $68,150,000 was drawn down on the facility, excluding letters of credit outstanding of $200,000. At December 31, 2002, there was $80,500,000 available under the facility, excluding amounts outstanding and outstanding letters of credit. Borrowings under the facility are collateralized by substantially all the assets of the Company.

Universal Hospital Services, Inc.

Notes to Financial Statements

Interest on amounts outstanding under the Revolving Credit Facility are payable at a rate per annum, selected at the Company’s option, equal to the Base Rate Margin (the Banks’ Base Rate plus 1.25%) or the adjusted Eurodollar Rate Margin (2.5% over the adjusted Eurodollar Rate). The Bank’s Base Rate and the Eurodollar Rate used to calculate such interest rates may be adjusted if the Company satisfies certain leverage ratios. At December 31, 2002, the Base Rate Margin was 5.5% and the Eurodollar Rate Margin was 4.0%. Interest on borrowings are paid quarterly or as defined in the agreement. In addition, the Credit Agreement also provides that a commitment fee of 0.50% per annum is payable on the unutilized amount of the Revolving Credit Facility.

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

8.	Commitments and Contingencies

Rental expenses were approximately $7,000,000, $6,000,000 and $5,000,000 for the years ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2002, the Company is committed under various noncancellable operating leases for regional sales and service offices and vehicles with minimum annual rental commitments of the following:

2003	$4,507,442
2004	3,479,189
2005	2,371,338
2006	1,403,402
2007	837,133
Thereafter	973,806

Total	$13,572,310

The Company, in the ordinary course of business, could be subject to liability claims related to employees and the equipment that it rents and services. Asserted claims are subject to many uncertainties and the outcome of individual matters is not predictable with assurance. While the ultimate resolution of these actions may have an impact on the Company’s financial results for a particular reporting period, management believes that any such resolution would not have a material adverse effect on the financial position or results of operations of the Company.

Management Agreement

The Company is a party to management agreement with J. W. Childs Associates, L.P. (an affiliate of Childs) (Childs Associates) pursuant to which the Company pays Childs Associates an annual management fee of $240,000 in consideration of Childs Associates’ ongoing provision of certain consulting and management advisory services. Payments under this management agreement may be made only to the extent permitted by the Revolving Credit Facility and the Senior Notes. The management agreement is for a five-year term and is automatically renewable for successive extension terms of one year, unless Childs Associates gives notice of termination. The parties have orally agreed to terminate the agreement upon the completion of an initial public offering.

Universal Hospital Services, Inc.

Notes to Financial Statements

9.	Employee Benefit Plans

The Company sponsors a noncontributory defined benefit pension plan that covers substantially all of its employees. Plan benefits are to be paid to eligible employees at retirement based primarily on years of credited service and on participants’ compensation. Plan assets consist primarily of U.S. Government securities and common stocks. Effective December 31, 2002, the Company froze the benefits under the plan.

Change in Benefit Obligation

	2002	2001
	(in thousands)
Benefit obligation at beginning of year	$14,478	$11,468

Service cost	748	524
Interest cost	1,004	914
Actuarial gain	840	2,028
Benefits paid	(380)	(456)
Amendment to freeze plan benefits	(4,028)

Benefit obligation at end of year	$12,662	$14,478

	2002	2001
	(in thousands)
Fair value of plan assets at beginning of year	$8,864	$10,251

Actual loss on plan assets	(1,504)	(931)
Benefits paid	(380)	(456)
Employer contribution	812

Fair value of plan assets at end of year	$7,792	$8,864

Universal Hospital Services, Inc.

Notes to Financial Statements

	2002	2001
	(in thousands)
Funded status	$(4,870)	$(5,614)
Unrecognized net actuarial loss	1,732	2,590
Unrecognized prior service costs		(117)

Accrued benefit liability	$(3,138)	$(3,141)

Amounts recognized in the statement of financial position:
Accrued benefit cost	$(4,870)	$(3,141)
Accumulated other comprehensive loss	1,732

Net amount recognized	$(3,138)	$(3,141)

Components of net periodic benefit cost are as follows:

	2002	2001	2000
	(in thousands)
Service cost	$748	$524	$470
Interest cost	1,005	914	859
Expected return on plan assets	(887)	(858)	(873)
Recognized net actuarial gain	60		(72)
Amortization of prior service cost	(27)	(27)	(27)

Net periodic benefit cost	899	553	357
Curtailment gain	(90)

Net period benefit costs after curtailment	$809	$553	$357

Weighted average assumptions at December 31 are as follows:

	2002	2001	2000
Discount rate	6.75%	7.25%	8.00%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	4.50%	4.50%	4.50%

The Company also sponsors a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code and covers substantially all of the Company’s employees. Employees may contribute annually up to 12% of their base compensation either before tax (subject to Internal Revenue Service limitation), or after tax. The Company matches 50% of employee contributions. For the years ended December 31, 2002, 2001 and 2000, approximately $672,000, $442,000 and $377,000, respectively, was expensed as contributions to the Plan.

Universal Hospital Services, Inc.

Notes to Financial Statements

The Company is self-insured for employee health care costs. The Company is liable for claims up to $120,000 per family per plan year and aggregate claims up to 125% of expected claims per plan year. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and an actuarially determined estimated liability for claims incurred but not reported.

During the fourth quarter of 2002, the Company agreed to terms for the departure of three executives. Under terms of the departure the Company recorded approximately $1.0 million of cash severance expense as well as non-cash compensation of approximately $6.6 million (Note 13) in 2002 as a component of selling, general and administrative expense. At the same time the Company extended the term of outstanding stock options for an executive resulting in non-cash compensation of approximately $2.5 million. At December 31, 2002, the Company had recorded approximately $1.0 million for the cash severance in other accrued expenses in accompanying balance sheet.

10.	Income Taxes

The provision (benefit) for income taxes consisted of the following:

	2002	2001	2000
Currently payable:
State	$97,000	$55,850	$105,000

	97,000	55,850	105,000

Deferred:
Federal			(227,000)
State			(36,000)

			(263,000)

	$97,000	$55,850	$(158,000)

Reconciliations between the Company’s effective income tax rate and the U.S. statutory rate follow:

	2002	2001	2000
Statutory U.S. Federal income tax rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of U.S. Federal income tax benefit	(4.8)	(4.6)	(4.7)
Goodwill amortization		31.4	10.5
Valuation allowance	69.0	5.0	21.3
Minimum state taxes	50.1	3.8	3.9

Effective income tax rate	80.3%	1.6%	(3.0)%

Universal Hospital Services, Inc.

Notes to Financial Statements

The components of the Company’s overall deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows:

	2002	2001
Deferred tax assets:
Accounts receivable	$720,000	$829,000
Accrued and deferred compensation and pension	7,247,000	2,645,000
Inventories	130,000	189,000
Other assets	540,000	693,000
Net operating loss carryforwards	13,706,000	14,980,000

Deferred tax assets	22,343,000	19,336,000

Valuation allowance	(2,061,000)	(1,291,000)

Net deferred tax assets	20,282,000	18,045,000

Deferred tax liabilities:
Accelerated depreciation	19,713,000	18,045,000
Goodwill amortization	569,000

Total deferred tax liabilities	20,282,000	18,045,000

Net deferred tax liability	$—	$—

At December 31, 2002, the Company had available unused net operating loss carryforwards of approximately $34,300,000. The net operating loss carryforwards will expire at various dates through 2022.

Under Internal Revenue Code of 1986, certain corporate stock transactions into which the Company has entered or may enter in the future could limit the amount of net operating loss carryforwards which may be utilized on an annual basis to offset taxable income in future periods.

11.	Preferred Stock

The Company’s amended Articles of Incorporation authorize the issuance of up to 7,000,000 shares of preferred stock, $0.01 par value, with such designations rights and preferences as the Board of Directors of the Company may determine. The amended Articles of Incorporation state that 6,965,000 shares are undesignated with the remaining shares being designated to the Series A, 12% Cumulative Convertible Accruing Pay-In-Kind Preferred Stock, and Series B, 13% Cumulative Accruing Pay-In-Kind Preferred Stock.

On August 17, 1998, the Company issued 6,000 shares of its Series A Preferred Stock to an affiliate of J.W. Childs, L.P., the holders of approximately 78% of the Company’s common stock.

Universal Hospital Services, Inc.

Notes to Financial Statements

On December 18, 1998, the Company redeemed 6,246 shares, including a stock dividend of 246 shares, of its Series A Preferred Stock at the redemption price per share of $1,000. Concurrent with the redemption, the Company issued 6,246 shares of Series B 13% Cumulative Accruing Pay-In-Kind Preferred Stock (Series B Preferred Stock). The holder of Series B Preferred Stock have no voting rights, and accrue pay-in-kind dividends at the rate of 13% per annum. The Series B Preferred Stock has a mandatory redemption date of the earlier of a change in control as defined, or August 17, 2008, at a redemption price of $1,000 per share plus an amount in cash equal to all dividends outstanding per share. The Series B Preferred Stock may be redeemed by the Company at any time at redemption prices of $1,025 to $1,050 as defined in the Agreement, plus an amount in cash equal to all dividends outstanding per share. In addition, purchasers of the Series B Preferred Stock received a warrant to purchase 233,450 shares of the Company’s common stock for $.01 per share. The warrant is exercisable immediately and expires on August 17, 2008.

The estimated fair value of the warrant of $1,000,000 has increased additional paid-in capital and has been reflected as a discount to the carrying value of the Series B Preferred Stock. The discount is being amortized as an additional dividend using the effective interest method over the term of the Series B Preferred Stock.

2.	Shareholders’ Equity

Stock Splits

The Company’s Board of Directors approved a .70-for-one reverse stock split effective October 5, 2001. In addition, the Company amended its articles of incorporation to include, among other things, a reduction of the Company’s authorized shares of common stock to 35,000,000 as of the same date. All share information has been retroactively restated to reflect the stock split.

Shareholders’ Agreement

Certain management shareholders (as defined) and Childs have entered into a shareholders’ agreement (the Shareholders’ Agreement) with the Company. The Shareholders’ Agreement, among other things: (i) restricts the ability of certain shareholders of the Company to transfer their shares of the Company’s common stock; (ii) gives the Company, Childs and certain management shareholders certain rights of first refusal with respect to shares of common stock held by certain management holders in the event of the termination of the employment of any such management holder with the Company for any reason; (iii) gives each management holder certain rights, subject to certain limitations imposed by the Revolving Credit Facility, to require the Company to purchase shares of such common stock held by the management shareholders, in the event of the termination of his employment with the Company, other than termination for cause or resignation without good reason (as such terms are defined in the Shareholders’ Agreement) at a purchase price based on an EBITDA formula, as defined; and (iv) provides the parties thereto with certain “tag-along,” “drag-along,” and “piggyback” registration rights, as defined. At December 31, 2002 and 2001, there were 2,010,629 and 1,891,359 shares, respectively, subject to put at a price of approximately $5.75 and $1.99, respectively, per share. The amount of any such redemption value is recorded outside of permanent equity.

Universal Hospital Services, Inc.

Notes to Financial Statements

13.	Stock Option Plans

In February 1998, the Company’s Board of Directors adopted the 1998 Stock Option Plan (the 1998 Plan). Under the 1998 Plan, the Company may grant incentive stock options and stock options and performance awards to the Company’s employees. A total of 5,000,000 shares are reserved for issuance under the 1998 Plan. Options granted under the 1998 Plan will vest in whole or in part within five years from the date granted based on the achievement of certain financial targets. Any unvested options will vest eight years following the date of grant, expiring ten years after the grant date. Options are generally granted with option prices based on the estimated fair market value of the Company’s common stock at date of grant as determined by the Company’s board of directors.

Stock option activity with respect to the plan as follows:

	Year Ended December 31,
Shares	2002	2001	2000
Granted	470,455	190,750	106,400
Exercised	(76,273)		(2,100)
Terminated	(116,585)	(122,915)	(65,100)

At December 31:
Outstanding	2,738,656	2,384,690	2,316,855

Exercisable	1,327,707	1,103,303	865,838

Weighted Average Exercise Price Per Share	Year Ended December 31,
	2002	2001	2000
Granted	$11.24	$8.35	$4.73
Exercised	$1.23		$1.14
Terminated	$3.10	$2.46	$2.83

December 31:
Outstanding	$4.22	$2.74	$2.27
Exercisable	$2.48	$1.70	$1.31

Universal Hospital Services, Inc.

Notes to Financial Statements

Options outstanding and exercisable at December 31, 2002, are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Remaining Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.77 – $1.34	636,104	2.36	$1.08	636,104	$1.08
$2.21 – $12.14	2,102,552	6.84	$5.17	691,603	$3.76

During the years ended December 31, 2002 and 2001, the Company recognized non-cash stock-based compensation expense totaling $9,084,240 and $1,409,755, respectively. The recognition and deferral of stock-based compensation resulted from the extension of certain stock options during 2002 and 2001 and sale of common stock below the estimated fair value during 2001.

The weighted-average grant-date fair value of options granted under the plans during 2002, 2001 and 2000 was $5.53, $6.04 and $1.54, respectively. The weighted-average grant-date fair value of options was determined by using the fair value of each option grant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key assumptions:

	2002	2001	2000
Risk-free interest rates	4.50% to 3.22%	4.89% to 4.93%	5.23% to 6.78%
Expected life	6 years	6 years	10 years
Expected volatility	45.00%	45.00%	0.00%
Expected dividends	None	None	None

Universal Hospital Services, Inc.

Notes to Financial Statements

14.	Noncash Investing and Financing Transactions

•	Rental equipment purchases included in accounts payable at December 31, 2002, 2001 and 2000 were $5,999,000, $5,942,000 and $2,975,000, respectively.

•	Accrued dividends at December 31, 2002, 2001 and 2000 were $1,177,524, $1,042,059 and $918,127, respectively.

•	Amortization of bond discount was $529,412, $529,409 and $529,412 for the years ended December 31, 2002, 2001 and 2000, respectively.

•	Accretion of discount on Series B, 13% Cumulative Accruing Pay-In-Kind Stock was $108,108, $108,108 and $111,272 for the years ended December 31, 2002, 2001 and 2000, respectively.

•	Accretion of common stock subject to put was $7,812,579 and $3,762,971 for the years ended December 31, 2002 and 2001, respectively.

Report of Independent Accountants on

Financial Statement Schedule

To the Board of Directors and Shareholders

of Universal Hospital Services, Inc.:

Our audits of the financial statements referred to in our report dated February 14, 2003, appearing in the 2002 Annual Report on Form 10-K of Universal Hospital Services, Inc. also included an audit of the financial statement schedule listed in item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota

February 14, 2003

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at beginning of period	Charged to costs and expense	Charged to other accounts	Deductions from reserves	Balance at end of period
Allowance for doubtful accounts:
Year ended December 31, 2002	$2,000,000	$867,387	$87,002	$1,154,389	$1,800,000
Year ended December 31, 2001	1,625,000	1,655,919	76,835	1,357,754	2,000,000
Year ended December 31, 2000	1,450,000	1,249,053	(66,474)	1,007,579	1,625,000

Allowance for inventory obsolescence:
Year ended December 31, 2002	298,000	304,384		387,384	215,000
Year ended December 31, 2001	290,448	377,411		369,859	298,000
Year ended December 31, 2000	$551,000	$272,910		$533,462	$290,448