Form 10-Q
period 2003-03-31
UNIVERSAL HOSPITAL SERVICES INC
filed 2003-05-13
CIK 886171

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes  ☒        No  ☐

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

Universal Hospital Services, Inc.

Statements of Income

(dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues:
Equipment outsourcing	$35,721	$32,802
Sales of supplies and equipment and other	3,524	3,098
Service	3,311	2,488

Total revenues	42,556	38,388
Costs of equipment outsourcing, sales and service:
Cost of equipment outsourcing and service	12,042	10,884
Movable medical equipment depreciation	7,852	7,206
Costs of supplies and equipment sales	2,420	2,236

Total costs of equipment outsourcing, sales and service	22,314	20,326

Gross profit	20,242	18,062
Selling, general and administrative	11,476	10,415

Operating income	8,766	7,647
Interest expense	4,351	4,557

Income before income taxes	4,415	3,090
Provision for income taxes	1,778	1,116

Net income	$2,637	$1,974

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Balance Sheets

(dollars in thousands, except share and per share information)

Assets	March 31, 2003	December 31, 2002
	(unaudited)
Current assets:
Accounts receivable, less allowance for doubtful accounts of $1,700 at March 31, 2003 and $1,800 at December 31, 2002	$32,162	$29,807
Inventories	3,561	2,983
Deferred income taxes	2,763	3,062
Other current assets	1,344	1,700

Total current assets	39,830	37,552
Property and equipment, net:
Movable medical equipment, net	118,966	118,409
Property and office equipment, net	5,730	5,746

Total property and equipment, net	124,696	124,155
Other assets:
Goodwill	35,608	35,608
Other, primarily deferred financing costs, net	3,753	3,948
Other intangibles, net	885	873

Total assets	$204,772	$202,136

Liabilities and Shareholders’ Deficiency
Current liabilities:
Current portion of long-term debt	$521	$251
Accounts payable	8,354	11,078
Accrued compensation and pension	6,540	7,060
Accrued interest	1,366	4,962
Other accrued expenses	2,090	1,697
Bank overdrafts	17	2,712

Total current liabilities	18,888	27,760
Long-term debt, less current portion	208,046	200,555
Deferred compensation and pension	4,784	4,869
Deferred income taxes	4,474	3,062
Series B, 13% Cumulative Accruing Pay-In-Kind Stock, $0.01 par value; 25,000 authorized, 6,246 shares issued and outstanding at March 31, 2003 and December 31, 2002, net of unamortized discount, including accrued stock Dividends	10,032	9,672
Common stock subject to put	11,594	11,576
Commitments and contingencies
Shareholders’ deficiency:
Common stock, $0.01 par value; 35,000,000 authorized, 11,394,320 issued and outstanding at March 31, 2003 and December 31, 2002	114	114
Additional paid in capital	6,857	6,876
Accumulated deficit	(57,681)	(59,959)
Deferred compensation	(604)	(657)
Accumulated other comprehensive loss	(1,732)	(1,732)

Total shareholders’ deficiency	(53,046)	(55,358)

Total liabilities and shareholders’ deficiency	$204,772	$202,136

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Statements of Cash Flows

(dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income	$2,637	$1,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,378	7,687
Amortization of intangibles	286	319
Accretion of bond discount	132	132
Provision for doubtful accounts	218	283
Non-cash stock-based compensation expense upon issuance of stock options	53	80
Loss on sales/disposal of equipment	93	129
Deferred income taxes	1,711	1,097
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(2,573)	(1,143)
Inventories and other assets	(232)	(150)
Accounts payable and accrued expenses	(3,858)	(4,308)

Net cash provided by operating activities	6,845	6,100

Cash flows from investing activities:
Movable medical equipment purchases	(11,329)	(9,010)
Property and office equipment purchases	(502)	(392)
Proceeds from disposition of movable medical equipment	419	171
Other	(103)	(179)

Net cash used in investing activities	(11,515)	(9,410)

Cash flows from financing activities:
Proceeds under long-term debt	20,450	17,550
Payments under long-term debt	(13,086)	(14,223)
Other		87
Change in book overdraft	(2,694)	(104)

Net cash provided by financing activities	4,670	3,310

Net change in cash and cash equivalents	$—	$—

Cash and cash equivalents at the beginning of period	$—	$—
Cash and cash equivalents at the end of period	$—	$—

Supplemental cash flow information:
Interest paid	$7,814	$7,865

Movable medical equipment purchases included in accounts payable	$3,324	$5,450

Income taxes paid	$94	$16

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

NOTES TO UNAUDITED QUARTERLY FINANCIAL STATEMENTS

1.    Basis of Presentation:

The condensed financial statements included in this Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The interim financial statements presented herein as of March 31, 2003 and 2002, and for the three months ended March 31, 2003 and 2002, reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented. These adjustments are all of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year.

The December 31, 2002 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.	New Accounting Standards:

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations” requiring the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS No. 143 was effective for fiscal years beginning after June 15, 2002. The adoption of the provisions of this statement did not affect the Company’s financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement was to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Effective January 1, 2003, the Company adopted the provisions of SFAS 146, which had no impact on its financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a grantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 were effective for any guarantees that were issued or modified after December 31, 2002. The adoption of this statement did not have a material effect on the Company’s financial statements.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The transitional disclosure provisions of FIN 46 were effective for all financial statement issued after January 31, 2003. The Company does not have ownership in any variable interest in variable interest entities as of March 31, 2003. The measurement provisions of FIN 46 are to be applied immediately to any variable interest in variable interest entities created after January 31, 2003.

In December 2002, the Financial Accounting Standards board issued SFAS No. 148, “Accounting for Stock Based compensation – Transition and Disclosure – as Amendment to FAS 123.” SFAS No. 148 provides two additional transition methods for entities that adopt the preferable fair value based method of accounting for stock based compensation. In addition, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS No. 123 which provides for additional transition methods were effective for periods beginning after December 15, 2002. The transition methods were not applicable to the Company as it continues to account for stock options using the intrinsic value method. The Company adopted the additional disclosure provisions of this statement in the first quarter of 2003.

3.    Stock Based Compensation

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

	Three Months Ended March 31,
	2003	2002
Net income, as reported	$2,637	$1,974
Add: Stock-based employee compensation included in reported net income	53	80
Less: Total stock-based employee compensation expense under fair value-based method	(251)	(88)

Pro forma net income	$2,439	$1,966

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

Results of Operations

The following table provides information on the percentages of certain items of selected financial data bear to total revenues and also indicates the percentage increase or decrease of this information over the prior comparable period:

	Percent of Total Revenues		Percent Increase (Decrease)
	Three Months Ended March 31,		Qtr 1 2003 Over Qtr 1 2002
	2003	2002
Revenues:
Equipment outsourcing	83.9%	85.4%	8.9%
Sales of supplies and equipment and other	8.3%	8.1%	13.8%
Service	7.8%	6.5%	33.1%

Total revenues	100.0%	100.0%	10.9%
Costs of equipment outsourcing, sales and service
Cost of equipment outsourcing and service	28.3%	28.3%	10.6%
Movable medical equipment depreciation	18.4%	18.8%	9.0%
Cost of supplies and equipment sales	5.7%	5.8%	8.2%

Total costs of equipment outsourcing, sales and service	52.4%	52.9%	9.8%

Gross profit	47.6%	47.1%	12.1%
Selling, general and administrative	27.0%	27.2%	10.2%

Operating income	20.6%	19.9%	14.6%
Interest expense	10.2%	11.8%	(4.5%)

Income before income taxes	10.4%	8.1%	42.9%
Provision for income taxes	4.2%	3.0%	59.3%

Net income	6.2%	5.1%	33.6%

BUSINESS OVERVIEW

We are a leading, nationwide provider of medical technology outsourcing and services to the healthcare industry. Our diverse customer base includes more than 2,800 of the 5,800 acute care hospitals, approximately 3,100 alternate site providers and major medical equipment manufacturers. Unlike many other companies in the healthcare services sector, our fees are paid directly by our customers rather than by reimbursement from government or other third-party payors. Our services fall into three general categories: Medical Equipment Outsourcing, Technical and Professional Services, and Medical Equipment Sales and Remarketing. We commenced operations in 1939, originally incorporated in Minnesota in 1954 and reincorporated in Delaware in 2001.

Medical Equipment Outsourcing

Our flagship business is our medical equipment outsourcing unit accounting for approximately 84% of our revenues for the three months ended March 31, 2003. We own or manage a pool of approximately 154,000 pieces of movable medical equipment in four primary categories: critical care, respiratory therapy, monitoring and newborn care. We are able to maintain high utilization of our equipment by pooling and redeploying that equipment among a diverse customer base. We adjust pricing on a customer-by-customer basis to compensate for their varying usage.

Our medical equipment programs enable healthcare providers to replace the fixed costs of owning and/or leasing medical equipment with variable costs that are more closely related to their revenues and current equipment needs. Through our outsourcing programs, we provide equipment to our customers on a supplemental or peak needs basis, under long-term or exclusive outsourcing agreements and through comprehensive asset management partnership (AMPP) or “in-house” programs. We have developed an innovative “Pay-Per-Use” method of charging our customers for outsourced equipment under which they incur charges for the use of our equipment only at such times as the equipment is actually in use on a patient. Customers may also pay for equipment on a daily, weekly or monthly basis.

Technical and Professional Services

We offer medical equipment repair, inspection, preventative maintenance, logistic and consulting services for our customers through our nationwide network of more than 160 highly qualified technicians and professionals. Our technicians are trained and certified on an ongoing basis directly by equipment manufacturers to enable them to be skilled in servicing the latest equipment. Our technicians maintain current certifications, are cross-trained across equipment lines and refresh their training on a regular basis.

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

We provide our technical and professional services to manufacturers, large hospitals, small and critical access hospital and alternate sites.

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

In the normal course of business, estimates of potential future loss accruals related to legal, tax, self-insurance medical and pension matters. These accruals require the use of management’s judgment on the outcome of various issues. Management’s estimates for these items are based on the best available evidence but due to changes in facts and circumstances, the ultimate outcomes of these accruals could be different than management estimates.

RESULTS OF OPERATIONS

The following discussion addresses our financial condition as of March 31, 2003 and the results of operations and cash flows for the three months ended March 31, 2003 and 2002. This discussion should be read in conjunction with the financial statements included elsewhere in this report and the Management’s Discussion and Analysis and Financial sections included in our 2002 Annual Report Form 10-K filed with the Securities and Exchange Commission.

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

Equipment Outsourcing

Equipment outsourcing revenues for the three months ended March 31, 2003 were $35.7 million, representing a $2.9 million, or 8.9%, increase from equipment outsourcing revenues of $32.8 million for the same period of 2002. The outsourcing revenue growth resulted from increased AMPP revenue of $400,000 and a 4% growth in our customer base.

Sales of Supplies and Equipment and other

Sales of supplies and equipment and other revenues for the three months ended March 31, 2003 were $3.5 million, representing a $0.4 million, or 13.8%, increase from sales of supplies and equipment and other revenues of $3.1 million for the same period of 2002. The increase in sales revenue is due to a growth in equipment and repair parts sales of $800,000 offset by a reduction in disposable sales.

Service

Service revenues for the three months ended March 31, 2003 were $3.3 million, representing a $0.8 million, or 33.1%, increase from service revenues of $2.5 million for the same period of 2003. The growth in service revenue is due to an increase of $600,000 in our manufacturer and biomedical service revenue combined with the revenue growth in our Equipment Lifecycle Services programs.

Cost of Equipment Outsourcing and Service

Cost of equipment outsourcing and service for the three months ended March 31, 2003 was $12.0 million, representing a $1.1 million, or 10.6%, increase from cost of equipment outsourcing and service of $10.9 million for the same period of 2002. For the three months ended March 31, 2003, cost of equipment outsourcing and service as a percentage of equipment outsourcing and service revenues remained constant at 30.8%.

Movable Medical Equipment Depreciation

Movable medical equipment depreciation for the three months ended March 31, 2003 was $7.9 million, representing a $0.7 million, or 9.0%, increase from movable medical equipment depreciation of $7.2 million for the same period of 2002. This increase was a result of movable medical equipment purchases. For the three months ended March 31, 2003 and 2002, movable medical equipment depreciation as a percentage of equipment outsourcing revenues remained constant at 22.0%.

Gross Profit

Total gross profit for the three months ended March 31, 2003 was $20.2 million, representing a $2.1 million, or 12.1%, increase from gross profit of $18.1 million for the same period of 2002. For the three months ended March 31, 2003, total gross profit, as a percentage of total revenues, increased to 47.6% from 47.1% for the same period of 2002. The increase in gross profit as a percentage of total revenue for the first quarter is due to depreciation expense as a percent of total revenue decreasing from 18.8% to 18.4%.

Gross margin on sales of supplies and equipment and other for the three months ended March 31, 2003, increased to 31.3% from 27.8% for the same period of 2002. This increase is a result of the strategic focus on the Medical Equipment Sales and Remarketing portion of our business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2003 were $11.5 million, representing a $1.1 million, or 10.2% increase from selling, general and administrative expenses of $10.4 million for the same period of 2002. The increase was primarily due to higher medical and workers compensation insurance expenses of $300,000, increased customer service and support costs of $350,000, additional costs of employee incentive plans of $300,000, expenses associated with technology maintenance and communications of $150,000, partially offset by a reduction in legal and consulting expenses and the allowance for doubtful accounts. Selling, general and administrative expenses as a percentage of total revenue for the three months ended March 31, 2003 decreased to 27.0% from 27.2% for the same period of 2002. This decrease was due to increased efficiencies at the selling, general, and administrative expense level.

Interest Expense

Interest expense for the three months ended March 31, 2003 was $4.4 million, representing a $0.2 million, or 4.5%, decrease from interest expenses of $4.6 million for the same period of 2002. These decreases primarily reflect a reduced effective interest rate for our revolving credit facility as well as decreased borrowings. Average borrowings decreased for the three months ended March 31, 2003 to $202.5 million from $207.3 million for the same period of 2002.

Income Taxes

Our effective income tax rate for the three months ended March 31, 2003 was 40.0% compared to a statutory federal income tax rate of 34.0%.

Net Income

We earned net income for the three months ended March 31, 2003 of $2.6 million, representing a $0.6 million, increase from net income of $2.0 million in the same period of 2002.

Quarterly Financial Information: Seasonality

Quarterly operating results are typically affected by seasonal factors. Historically, our first and fourth quarters are the strongest, reflecting increased hospital utilization during the fall and winter months.

Liquidity and Capital Resources

Historically, we have financed our equipment purchases primarily through internally generated funds and borrowings under our revolving credit facility. As an asset intensive business, we need continued access to capital to support the acquisition of equipment for outsourcing to our customers. We purchased and received $37.8 million, $40.7 million and $31.2 million of outsourcing equipment in 2002, 2001, and 2000, respectively. For the first three months of 2003 and 2002, we purchased and received $8.9 million and $8.5 million of movable medical equipment, respectively.

During the first three months of 2003 and 2002, net cash flows provided by operating activities were $6.8 million and $6.1 million, respectively. Net cash used in investing activities were $11.5 million and $9.4 million in each of these periods. Net cash flows provided by financing activities were $4.7 million and $3.3 million in each of these periods.

Our principal sources of liquidity are expected to be cash flows from operating activities and borrowings under our revolving credit facility. It is anticipated that our principal uses of liquidity will be to fund capital expenditures related to purchases of movable medical equipment, provide working capital, meet debt service requirements and finance our strategic plans.

In connection with our 1998 recapitalization, we issued $100.0 million of our 10.25% senior notes. In January 1999, we issued an additional $35.0 million of our senior notes. The senior notes earn interest at a rate of 10.25% per year, payable on March 1 and September 1 of each year. We also have an $87.5 million revolving credit facility. On October 12, 2001, we amended our credit facility to increase the size of the facility from $77.5 million to $87.5 million. Interest on loans outstanding under our revolving credit facility is payable at a rate per annum, selected at our option, equal to the base rate margin (which is the banks’ base rate plus 1.25%) or the adjusted Eurodollar rate margin (which is the adjusted Eurodollar rate plus 2.5%). Our revolving credit facility, which terminates on October 31, 2004, contains certain covenants including restrictions and limitations on dividends, capital expenditures, liens, leases, incurrence of debt, transactions with affiliates, investments and certain payments, and on mergers, acquisitions, consolidations and asset sales. As of March 31, 2003, we had outstanding $135.0 million of our senior notes and had borrowed $75.6 million under our revolving credit facility.

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

In November 2001, we postponed our proposed initial public offering of common stock, due to unfavorable market conditions. Since that time, we have continued to monitor market conditions and assess various strategic alternatives available to us, including an IPO, other financing alternatives or a full or partial sale of the Company. There can be no assurance that we will complete any such transaction.

EBITDA

EBITDA (earnings before interest, taxes, depreciation, and amortization) for the three months ended March 31, 2003 was $17.4 million, representing a $1.7 million, or 11.2% increase from $15.7 million for the same period of 2002. EBITDA as a percentage of total revenue for the three months ended March 31, 2003 increased to 41.0% from 40.8% for the same period of 2002.

EBITDA is not intended to represent an alternative to operating income or cash flows from operating, financing or investing activities (as determined in accordance with generally accepted accounting principles (GAAP)) as a measure of performance, and is not representative of funds available for discretionary use due to the Company’s financing obligations. EBITDA, as defined by the Company, may not be calculated consistently among other companies applying similar reporting measures. EBITDA is included herein because it is a widely accepted financial indicator used by certain investors and financial analysts to assess and compare companies and is an integral part of the Company’s debt covenant calculations. Management believes that EBITDA provides an important perspective on the Company’s ability to service its long-term obligations, the Company’s ability to fund continuing growth, and the Company’s ability to continue as a going concern.

	Three Months Ended March 31,
	2003	2002
Cash flow from operations	$6,845	$6,100
Changes in operating assets and liabilities	6,663	5,601
Other non-cash expenses	(496)	(602)
Current income taxes	67	19
Interest expense	4,351	4,557

EBITDA	$17,430	$15,675

	Three Months Ended March 31,
Supplemental Information:	2003	2002
EBITDA	$17,430	$15,675
Net cash provided by operating activities	6,845	6,100
Net cash used in investing activities	(11,515)	(9,410)
Net cash provided by financing activities	4,670	3,310
Movable medical equipment expenditures (including acquisitions)	$8,919	$8,519

Other operating data:

Movable medical equipment owned (units at end of period)	142,000	126,000
Offices (at end of period)	65	62
Number of hospital customers (at end of period)	2,800	2,650
Number of total customers (at end of period)	5,900	5,650

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk is interest rate risk associated with our debt instruments. We use both fixed and variable rate debt as sources of financing. At March 31, 2003 we had approximately $208,567,000 of total debt outstanding, net of unamortized discount, of which $75,575,000 was bearing interest at variable rates approximating 3.9%. A 2.0% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $353,000 and $362,000 for the first three months of 2003 and 2002, respectively. We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of March 31, 2003, we had no other significant material exposure to market risk.

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

Date: May 13, 2003

Universal Hospital Services, Inc.

By	/s/ GARY D. BLACKFORD

Gary D. Blackford, President and Chief Executive Officer

By	/s/ JOHN A. GAPPA

John A. Gappa, Senior Vice President and Chief Financial Officer

I, Gary Blackford, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Universal Hospital Services, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

•	Designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

•	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

•	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

By	/s/ GARY D. BLACKFORD

Gary D. Blackford President and Chief Executive Officer

I, John Gappa, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Universal Hospital Services, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

•	Designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

•	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

•	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

Date: May 13, 2003

By	/s/ JOHN A. GAPPA

John A. Gappa, Senior Vice President and Chief Financial Officer

Universal Hospital Services, Inc.

EXHIBIT INDEX TO REPORT ON FORM 10-Q

Exhibit Number	Description	Page
12.1	Ratio of Earnings to Fixed Charges	20

99.1	President and Chief Executive Officer Certification	21

99.2	Chief Financial Officer Certification	22