Form 10-Q
period 2003-06-30
UNIVERSAL HOSPITAL SERVICES INC
filed 2003-08-11
CIK 886171

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number: 333-49743

UNIVERSAL HOSPITAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-0760940 (IRS Employer Identification No.)

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

Universal Hospital Services, Inc.

Statement of Operations

(dollars in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Equipment outsourcing	$34,321	$32,499	$70,042	$65,300
Sales of supplies and equipment and other	4,126	2,995	7,650	6,093
Service	3,537	2,764	6,848	5,252

Total revenues	41,984	38,258	84,540	76,645
Costs of equipment outsourcing, sales and service:
Cost of equipment outsourcing and service	12,720	11,020	24,762	21,903
Movable medical equipment depreciation	7,947	7,030	15,799	14,236
Costs of supplies and equipment sales	2,794	2,084	5,214	4,319

Total costs of equipment outsourcing, sales and service	23,461	20,134	45,775	40,458

Gross profit	18,523	18,124	38,765	36,187
Selling, general and administrative	12,031	10,966	23,507	21,382

Operating income	6,492	7,158	15,258	14,805
Interest expense	4,329	4,565	8,680	9,123

Income before income taxes	2,163	2,593	6,578	5,682
Provision for income taxes	853	1,136	2,631	2,252

Net income	$1,310	$1,457	$3,947	$3,430

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Balance Sheets

(dollars in thousands, except share and per share information)

Assets	June 30, 2003	December 31, 2003
	(unaudited)
Current assets:
Accounts receivable, less allowance for doubtful accounts of $1,700 at June 30, 2003 and $1,800 at December 31, 2002	$32,031	$29,807
Inventories	3,563	2,983
Deferred income taxes	2,763	3,062
Other current assets	1,974	1,700

Total current assets	40,331	37,552
Property and equipment, net:
Movable medical equipment, net	118,540	118,409
Property and office equipment, net	5,787	5,746

Total property and equipment, net	124,327	124,155
Other assets:
Goodwill	35,608	35,608
Other, primarily deferred financing costs, net	3,499	3,948
Other intangibles, net	2,108	873

Total assets	$205,873	$202,136
Liabilities and Shareholders’ Deficiency
Current liabilities:
Current portion of long-term debt	$338	$251
Accounts payable	10,461	11,078
Accrued compensation and pension	5,643	7,060
Accrued interest	4,854	4,962
Other accrued expenses	2,178	1,697
Bank overdrafts	39	2,712

Total current liabilities	23,513	27,760
Long-term debt, less current portion	202,561	200,555
Deferred compensation and pension	4,568	4,869
Deferred income taxes	5,259	3,062
Series B, 13% Cumulative Accruing Pay-In-Kind Stock, $0.01 par value; 25,000 authorized, 6,246 shares issued and outstanding at June 30, 2003 and December 31, 2002, net of unamortized discount, including accrued stock dividends	10,391	9,672
Common stock subject to put	12,250	11,576
Commitments and contingencies
Shareholders’ deficiency:
Common stock, $0.01 par value; 35,000,000 shares authorized, 11,407,675 shares issued and outstanding at June 30, 2003 and 11,394,320 shares at December 31, 2002	114	114
Additional paid in capital	6,231	6,876
Accumulated deficit	(56,731)	(59,959)
Deferred compensation	(551)	(657)
Accumulated other comprehensive loss	(1,732)	(1,732)

Total shareholders’ deficiency	(52,669)	(55,358)

Total liabilities and shareholders’ deficiency	$205,873	$202,136

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Statements of Cash Flows

(dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$3,947	$3,430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,879	15,276
Amortization of intangibles	718	629
Accretion of bond discount	265	265
Provision for doubtful accounts	386	415
Non-cash stock-based compensation expense upon issuance of stock options	106	160
Loss on sales/disposal of equipment	165	418
Deferred income taxes	2,496	1,097
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(2,609)	(47)
Inventories and other assets	(875)	(284)
Accounts payable and accrued expenses	(783)	(2,661)

Net cash provided by operating activities	20,695	18,698

Cash flows from investing activities:
Movable medical equipment purchases	(18,105)	(17,516)
Property and office equipment purchases	(1,101)	(1,098)
Proceeds from disposition of movable medical equipment	1,097	499
Other	(1,501)	(355)

Net cash used in investing activities	(19,610)	(18,470)

Cash flows from financing activities:
Proceeds under long-term debt	33,550	28,600
Payments under long-term debt	(31,987)	(30,848)
Other	25	670
Change in book overdraft	(2,673)	1,350

Net cash used in financing activities	(1,085)	(228)

Net change in cash and cash equivalents	$—	$—
Cash and cash equivalents at the beginning of period	$—	$—
Cash and cash equivalents at the end of period	$—	$—
Supplemental cash flow information:
Interest paid	$8,523	$8,610

Movable medical equipment purchases included in accounts payable	$4,821	$4,690

Income taxes paid	$213	$53

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

The interim financial statements presented herein as of June 30, 2003 and 2002, and for the three and six months ended June 30, 2003 and 2002, reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented. These adjustments are all of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a grantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition and initial measurement provisions of FIN 45 were effective for any guarantees that were issued or modified after December 31, 2002. The disclosure requirements of this interpretation were effective for the Company on December 31, 2002. The adoption of this statement did not have a material effect on the Company’s financial statements.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The transitional disclosure provisions of FIN 46 were effective for all financial statements issued after January 31, 2003. The Company does not have ownership in any variable interest in variable interest entities. The measurement provisions of FIN 46 are to be applied immediately to any variable interest in variable interest entities created after January 31, 2003.

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

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not believe that the adoption of SFAS No. 149 will have a material impact on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective on July 1, 2003. The Company does not believe that the adoption of SFAS No. 150 will have a material effect on its financial position or results of operations.

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

	Six Months Ended June 30,
	2003	2002
Net income, as reported	$3,947	$3,430
Add: Stock-based employee compensation included in reported net income	106	160
Less: Total stock-based employee compensation expense under fair value-based method	(750)	(240)

Pro forma net income	$3,303	$3,350

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Medical Equipment Outsourcing

Our flagship business is our medical equipment outsourcing unit accounting for approximately 83% of our revenues for the six months ended June 30, 2003. We own a pool of approximately 143,000 pieces of movable medical equipment in four primary categories: critical care, respiratory therapy, monitoring and newborn care. We are able to maintain high utilization of our equipment by pooling and redeploying that equipment among a diverse customer base. We adjust pricing on a customer-by-customer basis to compensate for their varying usage.

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

Technical and Professional Services

We offer medical equipment repair, inspection, preventative maintenance, logistic and consulting services for our customers through our nationwide network of more than 175 highly qualified technicians and professionals. Our technicians are trained and certified on an ongoing basis directly by equipment manufacturers to enable them to be skilled in servicing the latest equipment. Our technicians maintain current certifications, are cross-trained across equipment lines and refresh their training on a regular basis.

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

Medical Equipment Sales and Remarketing

We offer three areas of medical equipment sales and remarketing services:

Specialty Medical Equipment. On a selective basis, we provide sales distribution and support for specialty medical equipment products. We typically offer this service only for products particularly suited to our national distribution network, or for those products that fit with our ability to provide technical support. We currently distribute monitoring products and a brand of infant security systems.

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

We review long-lived and intangible assets, including goodwill, for impairment annually, or at any time events or circumstances indicate that the carrying value of such assets may not be fully recoverable. For long-lived assets and amortizable intangible assets, an impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the assets compared to its carrying value. For goodwill, an impairment is evaluated based on the fair value of the entire Company. Currently, we have identified one reporting unit when testing for goodwill impairment. If an impairment is recognized, the carrying value of the impaired asset is reduced to its fair value based on discounted estimated future cash flows. For goodwill, an impairment is evaluated based on the fair value of the entire Company.

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

RESULTS OF OPERATIONS

The following discussion addresses our financial condition as of June 30, 2003 and the results of operations and cash flows for the three months and six months ended June 30, 2003 and 2002. This discussion should be read in conjunction with the financial statements included elsewhere in this report and the Management’s Discussion and Analysis and Financial sections included in our 2002 Annual Report Form 10-K filed with the Securities and Exchange Commission.

The following table provides information on the percentages of certain items of selected financial data bear to total revenues and also indicates the percentage increase or decrease of this information over the prior comparable period:

	Percent of Total Revenues				Percent Increase (Decrease)
	Three Months Ended June 30,		Six Months Ended June 30,		Qtr 2 2003 Over Qtr 2	Six Months 2003 Over Six Months
	2003	2002	2003	2002	2002	2002
Revenues:
Equipment outsourcing	81.8%	84.9%	82.9%	85.2%	5.6%	7.3%
Sales of supplies and equipment and other	9.8%	7.9%	9.0%	7.9%	37.8%	25.6%
Service	8.4%	7.2%	8.1%	6.9%	28.0%	30.4%

Total revenues	100.0%	100.0%	100.0%	100.0%	9.7%	10.3%
Costs of equipment outsourcing and sales:
Cost of equipment outsourcing and service	30.3%	28.8%	29.3%	28.6%	15.4%	13.0%
Movable medical equipment depreciation	18.9%	18.4%	18.6%	18.6%	13.1%	11.0%
Cost of supplies and equipment sales	6.7%	5.4%	6.2%	5.6%	34.1%	20.7%

Total costs of equipment outsourcing and sales	55.9%	52.6%	54.1%	52.8%	16.5%	13.1%

Gross profit	44.1%	47.4%	45.9%	47.2%	2.2%	7.1%
Selling, general and administrative	28.6%	28.7%	27.9%	27.9%	9.7%	9.9%

Operating income	15.5%	18.7%	18.0%	19.3%	(9.3%)	3.1%
Interest expense	10.3%	11.9%	10.2%	11.9%	(5.2%)	(4.9%)

Income before income taxes	5.2%	6.8%	7.8%	7.4%	(16.6%)	15.8%
Provision for income taxes	2.1%	3.0%	3.1%	2.9%	(24.9%)	16.8%

Net income	3.1%	3.8%	4.7%	4.5%	(10.1%)	15.1%

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

Equipment Outsourcing

Equipment outsourcing revenues for the three months ended June 30, 2003 were $34.3 million, representing a $1.8 million, or 5.6%, increase from equipment outsourcing revenues of $32.5 million for the same period of 2002. Equipment outsourcing revenues for the six months ended June 30, 2003 were $70.0 million, representing a $4.7 million, or 7.3%, increase from equipment outsourcing revenues of $65.3 million for the same period of 2002. The outsourcing revenue growth resulted from increased AMPP revenue of $525,000, a 3.5% increase in our customer base and growth from existing customers.

Sales of Supplies and Equipment and other

Sales of supplies and equipment and other revenues for the three months ended June 30, 2003 were $4.1 million, representing a $1.1 million, or 37.8%, increase from sales of supplies and equipment and other revenues of $3.0 million for the same period of 2002. Sales of supplies and equipment and other revenues for the six months ended June 30, 2003 were $7.7 million, representing a $1.6 million, or 25.6%, increase from sales of supplies and equipment and other revenues of $6.1 million for the same period of 2002. The increase in sales revenue is due to a growth in remarketing equipment and specialty sales of $2,300,000 offset by a reduction in disposable sales.

Service

Service revenues for the three months ended June 30, 2003 were $3.5 million, representing a $0.7 million, or 28.0%, increase from service revenues of $2.8 million for the same period of 2002. Service revenues for the six months ended June 30, 2003 were $6.8 million, representing a $1.5 million, or 30.4%, increase from service revenues of $5.3 million for the same period of 2002. The growth in service revenue is due to an increase of $1,000,000 in our manufacturer and biomedical service revenue combined with the $500,000 revenue growth in our Equipment Lifecycle Services programs.

Cost of Equipment Outsourcing and Service

Cost of equipment outsourcing and service for the three months ended June 30, 2003 was $12.7 million, representing a $1.7 million, or 15.4% increase from cost of equipment outsourcing and service of $11.0 million for the same period of 2002. Cost of equipment outsourcing and service for the six months ended June 30, 2003 was $24.8 million, representing a $2.9 million, or 13.0%, increase from cost of equipment outsourcing and service of $21.9 million for the same period of 2002. For the three months ended June 30, 2003, cost of equipment outsourcing and service as a percentage of equipment outsourcing and service revenues increased to 33.6% from 31.3% for the same period of 2002. For the six months ended June 30, 2003, cost of equipment outsourcing and service as a percentage of equipment outsourcing and service revenues increased to 32.2% from 31.1% for the same period of 2002. The increase is due to $1,200,000 in personnel and repair part expenses related to growing our service business, $725,000 for district and AMPP support personnel, $300,000 in expenses related to growth in our Equipment Lifecycle Services business, $185,000 for gasoline and delivery vehicle costs, $150,000 for utilities and facility rent and other costs incurred to generate revenue growth.

Movable Medical Equipment Depreciation

Movable medical equipment depreciation for the three months ended June 30, 2003 was $7.9 million, representing a $0.9 million, or 13.1%, increase from movable medical equipment depreciation of $7.0 million for the same period of 2002. Movable medical equipment depreciation for the six months ended June 30, 2003 was $15.8 million, representing a $1.6 million, or 11.0%, increase from movable medical equipment depreciation of $14.2 million for the same period of 2002. This increase was a result of movable medical equipment purchases. For the three months ended June 30, 2003 and 2002, movable medical equipment depreciation as a percentage of equipment outsourcing revenues increased to 23.2% from 21.6% for the same period of 2002. For the six months ended June 30, 2003 and 2002, movable medical equipment depreciation as a percentage of equipment outsourcing increased to 22.6% from 21.8% for the same period of 2002. This increase is due to movable medical equipment purchases of $900,000.

Gross Profit

Total gross profit for the three months ended June 30, 2003 was $18.5 million, representing a $0.4 million, or 2.2%, increase from gross profit of $18.1 million for the same period of 2002. Total gross profit for the six months ended June 30, 2003 was $38.8 million, representing a $2.6 million, or 7.1%, increase from gross profit of $36.2 million for the same period of 2002. For the three months ended June 30, 2003, total gross profit, as a percentage of total revenues, decreased to 44.1% from 47.4% for the same period of 2002. For the six months ended June 30, 2003, total gross profit, as a percentage of total revenues, decreased to 45.9% from 47.2% for the same period of 2002. The decrease in gross profit as a percentage of total revenue for the three and six months is due to the growth in our lower margin businesses of Technical Service and Medical Equipment Sales and Remarketing.

Gross profit on sales of supplies and equipment and other for the three months ended June 30, 2003, increased to 32.3% from 30.4% for the same period of 2002. Gross profit on sales of supplies and equipment and other for the six months ended June 30, 2003, increased to 31.8% from 29.1% for the same period of 2002. This increase is a result of the strategic focus on the Medical Equipment Sales and Remarketing portion of our business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2003 were $12.0 million, representing a $1.0 million, or 9.7% increase from selling, general and administrative expenses of $11.0 million for the same period of 2002. Selling, general and administrative expenses for the six months ended June 30, 2003 were $23.5 million, representing a $2.1 million, or 9.9% increase from selling, general and administrative expenses of $21.4 million for the same period of 2002. The increase was primarily due to increased customer service and support costs of $450,000, additional costs of employee incentive and 401K plans of $650,000, expenses associated with technology maintenance and communications of $350,000, costs associated with terminating our specialty bariatric and enclosure beds relationships of $200,000, increase in marketing costs of $170,000, and increased salaries associated with the hiring of a CEO and expansion of the senior management team. Selling, general and administrative expenses as a percentage of total revenue for the three months ended June 30, 2003 decreased slightly to 28.6% from 28.7% for the same period of 2002. Selling, general and administrative expenses as a percentage of total revenue for the six months ended June 30, 2003 and 2002 remained constant at 27.9%.

Interest Expense

Interest expense for the three months ended June 30, 2003 was $4.3 million, representing a $0.3 million, or 5.2%, decrease from interest expenses of $4.6 million for the same period of 2002. Interest expense for the six months ended June 30, 2003 was $8.7 million, representing a $0.4 million, or 4.9%, decrease from interest expenses of $9.1 million for the same period of 2002. These decreases primarily reflect a reduced effective interest rate for our revolving credit facility as well as decreased borrowings. Average borrowings decreased for the three months ended June 30, 2003 to $207.3 million from $208.2 million for the same period of 2002. Average borrowings decreased for the six months ended June 30, 2003 to $205.5 million from $207.3 million for the same period of 2002.

Income Taxes

Our effective income tax rate for the six months ended June 30, 2003 was 40.0% compared to a statutory federal income tax rate of 34.0%.

Net Income

We earned net income for the three months ended June 30, 2003 of $1.3 million, representing a $0.2 million, decrease from net income of $1.5 million in the same period of 2002. We earned net income for the six months ended June 30, 2003 of $4.0 million, representing a $0.6 million, increase from net income of $3.4 million in the same period of 2002. The increase is a result of revenue growth combined with reduced interest expense and a higher gross margin on the sales of supplies and equipment.

Quarterly Financial Information: Seasonality

Quarterly operating results are typically affected by seasonal factors. Historically, our first and fourth quarters are the strongest, reflecting increased hospital utilization during the fall and winter months.

Liquidity and Capital Resources

Historically, we have financed our equipment purchases primarily through internally generated funds and borrowings under our revolving credit facility. As an asset intensive business, we need continued access to capital to support the acquisition of equipment for outsourcing to our customers. We purchased and received $37.8 million, $40.7 million and $31.2 million of outsourcing equipment in 2002, 2001, and 2000, respectively. For the first six months of 2003 and 2002, we purchased and received $17.2 million and $16.3 million of movable medical equipment, respectively.

During the first six months of 2003 and 2002, net cash flows provided by operating activities were $20.7 million and $18.7 million, respectively. Net cash flows used in investing activities were $19.6 million and $18.5 million in these periods. Net cash flows used in financing activities were $1.1 million and $0.2 million in each of these periods.

Our principal sources of liquidity are expected to be cash flows from operating activities and borrowings under our revolving credit facility. It is anticipated that our principal uses of liquidity will be to fund capital expenditures related to purchases of movable medical equipment, provide working capital, meet debt service requirements and finance our strategic plans.

In connection with our 1998 recapitalization, we issued $100.0 million of our 10.25% senior notes. In January 1999, we issued an additional $35.0 million of our senior notes. The senior notes earn interest at a rate of 10.25% per year, payable on March 1 and September 1 of each year. We also have an $87.5 million revolving credit facility. On October 12, 2001, we amended our credit facility to increase the size of the facility from $77.5 million to $87.5 million. Interest on loans outstanding under our revolving credit facility is payable at a rate per annum, selected at our option, equal to the base rate margin (which is the banks’ base rate plus 1.25%) or the adjusted Eurodollar rate margin (which is the adjusted Eurodollar rate plus 2.5%). Our revolving credit facility, which terminates on October 31, 2004, contains certain covenants including restrictions and limitations on dividends, capital expenditures, liens, leases, incurrence of debt, transactions with affiliates, investments and certain payments, and on mergers, acquisitions, consolidations and asset sales. As of June 30, 2003, we had outstanding $135.0 million of our senior notes and had borrowed $70.0 million under our revolving credit facility.

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

EBITDA

EBITDA (earnings before interest, taxes, depreciation, and amortization) for the three months ended June 30, 2003 was $15.4 million, representing a $0.4 million, or 2.6% increase from $15.0 million for the same period of 2002. EBITDA for the six months ended June 30, 2003 was $32.9 million, representing a $2.2 million, or 7.0% increase from $30.7 million for the same period of 2002.

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

	Six Months Ended June 30,
	2003	2002
Cash flow from operations	$20,695	$18,698
Changes in operating assets and liabilities	4,267	2,992
Other non-cash expenses	(922)	(1,258)
Current income taxes	135	1,155
Interest expense	8,680	9,123

EBITDA	$32,855	$30,710

	Six Months Ended June 30,
	2003	2002
Supplemental Information:
EBITDA	$32,855	$30,710
Net cash provided by operating activities	20,695	18,698
Net cash used in investing activities	(19,610)	(18,470)
Net cash used in financing activities	(1,085)	(228)
Movable medical equipment expenditures (including acquisitions)	$17,190	$16,264
Other operating data:
Movable medical equipment owned (units at end of period)	143,000	127,000
Offices (at end of period)	67	62
Number of hospital customers (at end of period)	2,800	2,695
Number of total customers (at end of period)	5,900	5,700

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk is interest rate risk associated with our debt instruments. We use both fixed and variable rate debt as sources of financing. At June 30, 2003, we had approximately $202,899,000 of total debt outstanding, net of unamortized discount, of which $70,025,000 was bearing interest at variable rates approximating 3.9%. A 2.0% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $709,000 and $724,000 for the first six months of 2003 and 2002, respectively. We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of June 30, 2003, we had no other significant material exposure to market risk.

Item 4.	Controls and Procedures

(a). Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.

(b). Changes in internal controls.

During the second quarter of 2003, there has been no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1.	Legal Proceedings

Not applicable.

Item 2.	Changes in Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

12.1 Ratio of Earnings to Fixed Charges

31.1 Rule 13a-14(a) Certification of Principal Executive Officer

31.2 Rule 13a-14(a) Certification of Principal Financial Officer

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

The Company filed the following Current Reports on Form 8-K during the quarter ended June 30, 2003.

Date	Item Reported

April 30, 2003	Item 12–April 29, 2003 news release announcing the Company’s first quarter earnings

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    August 8, 2003

UNIVERSAL HOSPITAL SERVICES, INC.

By	/s/ GARY D. BLACKFORD
Gary D. Blackford,
President and Chief Executive Officer

By	/s/ JOHN A. GAPPA
John A. Gappa,
Senior Vice President and Chief Financial Officer

Universal Hospital Services, Inc.

EXHIBIT INDEX TO REPORT ON FORM 10-Q

Exhibit Number	Description	Page

12.1	Ratio of Earnings to Fixed Charges	18

31.1	Rule 13a-14(a) Certification of Principal Executive Officer	19

31.2	Rule 13a-14(a) Certification of Principal Financial Officer	20

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002	21

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002	22