Form 10-Q
period 2003-09-30
UNIVERSAL HOSPITAL SERVICES INC
filed 2003-11-12
CIK 886171

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Number of shares of common stock outstanding as of November 3, 2003: 10,271,978

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Universal Hospital Services, Inc.

Statement of Operations

(dollars in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Medical equipment outsourcing	$33,899	$31,823	$103,940	$97,123
Sales of supplies and equipment and other	4,051	2,961	11,702	9,055
Service	3,895	2,899	10,743	8,151

Total revenues	41,845	37,683	126,385	114,329
Costs of medical equipment outsourcing, sales and service:
Cost of medical equipment outsourcing and service	13,227	11,287	37,989	33,191
Movable medical equipment depreciation	8,121	7,349	23,921	21,585
Costs of supplies and equipment sales	2,737	2,065	7,950	6,385

Total costs of medical equipment outsourcing, sales and service	24,085	20,701	69,860	61,161

Gross profit	17,760	16,982	56,525	53,168
Selling, general and administrative	11,671	10,555	35,178	31,935

Operating income	6,089	6,427	21,347	21,233
Interest expense	4,354	4,456	13,034	13,579

Income before income taxes	1,735	1,971	8,313	7,654
Provision for income taxes	705	830	3,336	3,082

Net income	$1,030	$1,141	$4,977	$4,572

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Balance Sheets

(dollars in thousands, except share and per share information)

	September 30, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts of $1,700 at September 30, 2003 and $1,800 at December 31, 2002	$31,015	$29,807
Inventories	3,438	2,983
Deferred income taxes	2,763	3,062
Other current assets	1,639	1,700

Total current assets	38,855	37,552
Property and equipment, net:
Movable medical equipment, net	116,922	118,409
Property and office equipment, net	6,156	5,746

Total property and equipment, net	123,078	124,155
Other assets:
Goodwill	36,472	35,608
Other, primarily deferred financing costs, net	3,572	3,948
Other intangibles, net	1,218	873

Total assets	$203,195	$202,136

Liabilities and Shareholders’ Deficiency
Current liabilities:
Current portion of long-term debt	$308	$251
Accounts payable	8,612	11,078
Accrued compensation and pension	7,023	7,060
Accrued interest	1,280	4,962
Other accrued expenses	2,359	1,697
Bank overdrafts	928	2,712

Total current liabilities	20,510	27,760
Long-term debt, less current portion	202,924	200,555
Deferred compensation and pension	2,790	4,869
Deferred income taxes	5,904	3,062
Series B, 13% Cumulative Accruing Pay-In-Kind Stock, $0.01 par value; 25,000 authorized, 6,246 shares issued and outstanding at September 30, 2003 and December 31, 2002, net of unamortized discount, including accrued stock dividends	10,751	9,672
Common stock subject to put	12,708	11,576
Commitments and contingencies
Shareholders’ deficiency:
Common stock, $0.01 par value; 35,000,000 shares authorized, 11,413,152 shares issued and outstanding at September 30, 2003 and 11,394,320 shares at December 31, 2002	114	114
Additional paid in capital	5,785	6,876
Accumulated deficit	(56,061)	(59,959)
Deferred compensation	(498)	(657)
Accumulated other comprehensive loss	(1,732)	(1,732)

Total shareholders’ deficiency	(52,392)	(55,358)

Total liabilities and shareholders’ deficiency	$203,195	$202,136

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Statements of Cash Flows

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$4,977	$4,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,558	23,132
Amortization of intangibles	1,038	942
Accretion of bond discount	397	397
Provision for doubtful accounts	528	551
Non-cash stock-based compensation expense upon issuance of stock options	160	240
Loss on sales/disposal of equipment	412	472
Deferred income taxes	3,141	3,072
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(1,697)	(305)
Inventories and other assets	(425)	(1,400)
Accounts payable and accrued expenses	(4,873)	(5,946)

Net cash provided by operating activities	29,216	25,727

Cash flows from investing activities:
Movable medical equipment purchases	(26,710)	(25,489)
Property and office equipment purchases	(2,025)	(1,634)
Proceeds from disposition of movable medical equipment	1,465	744
Other	(1,905)	(375)

Net cash used in investing activities	(29,175)	(26,754)

Cash flows from financing activities:
Proceeds under long-term debt	50,950	47,225
Payments under long-term debt	(49,244)	(46,623)
Other	37	576
Change in book overdraft	(1,784)	(151)

Net cash provided by (used in) financing activities	(41)	1,027

Net change in cash and cash equivalents	$—	$—

Cash and cash equivalents at the beginning of period	$—	$—
Cash and cash equivalents at the end of period	$—	$—

Supplemental cash flow information:
Interest paid	$16,319	$16,608

Movable medical equipment purchases included in accounts payable	$3,270	$5,751

Income taxes paid	$192	$75

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

NOTES TO UNAUDITED QUARTERLY FINANCIAL STATEMENTS

1.	Basis of Presentation:

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

The interim financial statements presented herein as of September 30, 2003 and 2002, and for the three and nine months ended September 30, 2003 and 2002, reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented. These adjustments are all of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

FIN 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51”, as amended clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The transitional disclosure provisions of FIN 46 were effective for all financial statements issued after January 31, 2003. FIN 46 applied immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities created before February 1, 2003, FIN 46 is effective for the first period ending after December 15, 2003. At September 30, 2003, the Company does not have ownership in any variable interest in variable interest entities.

We will apply the consolidation requirements of FIN 46 in future periods should an interest in a variable interest entity be acquired.

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

	Nine Months Ended September 30,
	2003	2002
Net income, as reported	$4,977	$4,572
Add: Stock-based employee compensation included In reported net income	160	240
Less: Total stock-based employee compensation expense under fair value-based method	(1,126)	(704)

Pro forma net income	$4,011	$4,108

4.	Goodwill

The change in the carrying amount of goodwill for the period ended September 30, 2003 is as follows:

Balance at December 31, 2003	$35,608
Increase due to the acquisition of American Medical Express in 2003	864

Total	$36,472

5.	Subsequent Events

On October 17, 2003, we completed our previously announced recapitalization. The Company issued $260,000,000 10-1/8% senior notes due 2011 and entered into a new five-year revolving credit facility with a bank group led by General Electric Capital Corporation. The new credit facility replaced the company’s previous bank facility and provides us with up to $100 million in available revolving borrowings. On October 17, 2003 and October 28, 2003, J.W. Childs Equity Partners III, L.P., JWC Fund III Co-invest LLC, Halifax Capital Partners, L.P., and certain members of management purchased an aggregate of approximately $56 million of newly issued stock of UHS at a purchase price of $12.00 per share. In connection with the recapitalization, UHS purchased or will redeem all of its outstanding 10-1/4% senior notes due 2008 and repurchase all of its outstanding preferred stock, an aggregate of 5,830,487 shares of common stock and options and warrants to purchase an aggregate of 3,392,556 shares of common stock from stockholders and optionholders. In connection with these transactions, we estimate we will record a charge in the fourth quarter of 2003 totaling approximately $28.8 million, including $13.5 million of cash stock compensation and $15.3 million on the early retirement of debt and related fees and expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the accompanying financial statements and notes.

BUSINESS OVERVIEW

Our Company

We are a leading, nationwide provider of medical equipment outsourcing and services to the health care industry, including national, regional and local acute care hospitals and alternate site providers, such as nursing homes and home care providers. We service customers across the spectrum of the equipment life cycle as a result of our position as the industry’s largest purchaser, outsourcer and reseller of movable medical equipment. Our diverse customer base includes more than 2,800 acute care hospitals and approximately 3,100 alternate site providers. We also have extensive and long-standing relationships with over 300 major medical equipment manufacturers and the nation’s largest GPOs and IDNs. Our service offerings fall into three general categories: Medical Equipment Outsourcing, Technical and Professional Services, and Medical Equipment Sales, Remarketing and Disposables. All of our services leverage our nationwide logistics network and our more than 60 years of experience managing and servicing all aspects of movable medical equipment. These services are paid for by our customers and not through reimbursement from governmental or other third-party payors. We commenced operations in 1930, originally incorporated in Minnesota in 1954 and reincorporated in Delaware in 2001.

Medical Equipment Outsourcing

Our flagship business is our Medical Equipment Outsourcing unit, which accounted for $103.9 million, or approximately 82%, of our revenues for the nine months ended September 30, 2003. We own approximately 143,000 pieces of movable medical equipment in four primary categories: critical care, respiratory therapy, monitoring and newborn care. We are able to maintain high utilization of our equipment by using our proprietary technology and processes to effectively pool and redeploy that equipment among a diverse customer base. Our medical equipment programs enable health care providers to replace the fixed costs of owning and/or leasing medical equipment with variable costs that are more closely related to their revenues and current equipment needs. The increased flexibility and services provided to our customers allows them to increase productivity, reduce acquisition, maintenance and management costs, limit equipment obsolescence risk and facilitate compliance with regulatory requirements.

Technical and Professional Services

Our more than 60 years of experience managing and servicing our own fleet of movable medical equipment has allowed us to extend our offerings to include technical and professional services for equipment owned by both health care providers and manufacturers. We provide medical equipment repair, inspection, preventative maintenance, logistic and consulting services through our nationwide network of more than 185 technicians and professionals, as well as our nationwide network of district offices and service centers. Our technicians are trained and certified on an ongoing basis directly by equipment manufacturers to enable them to be skilled in servicing a wide spectrum of medical equipment. These services allow us to leverage our extensive expertise and national network of facilities and trained professionals. Our Technical and Professional Services customers include medical equipment manufacturers, large hospitals, small and critical access hospitals and alternate site providers such as nursing homes and home care providers, most of which are also customers of our outsourcing services.

Medical Equipment Sales, Remarketing and Disposables

We offer three areas of medical equipment sales, remarketing and disposables services. First, on a selective basis, we provide sales distribution and support for manufacturers of specialty medical equipment leveraging our national distribution network. Second, we remarket and dispose of used medical equipment both for our customers and on our own behalf. Finally, we offer for sale to our customers disposable items, parts and accessories in order to accommodate their equipment needs. Of these three areas, we believe our remarketing and asset disposal programs represent the most significant opportunity for growth, given our expertise and knowledge in this area and our positioning as the industry’s largest purchaser of movable medical equipment, as well as the relative lack of focus from our customers on the benefits of end-of-life equipment management.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases these estimates on historical experience and other assumptions believed to be reasonable under the circumstances. However, actual results could differ from these estimates. Management believes the critical accounting policies and areas that require more significant judgments and estimates used in the preparation of our consolidated financial statements to be:

•	Useful lives assigned to long-lived and intangible assets;

•	Recoverability of long-lived and intangible assets, including goodwill;

•	Allowance for doubtful accounts; and

•	Various commitments and contingencies.

Depreciation and amortization are recognized using the straight-line method over the estimated useful life of the long-lived asset and intangible asset. We estimate useful lives based on historical data and industry trends. We periodically reassess the estimated useful lives of our long-lived and intangible assets. Changes to estimated useful lives would impact the amount of depreciation and amortization expense recorded in the earnings and potentially require us to record an impairment charge.

We review long-lived and intangible assets, including goodwill, for impairment annually, or at any time events or circumstances indicate that the carrying value of such assets may not be fully recoverable. For long-lived assets and amortizable intangible assets, an impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the assets compared to its carrying value. For goodwill, an impairment is evaluated based on the fair value of our entire company. Currently, we have identified one reporting unit when we test for goodwill impairment, because that is where we believe goodwill naturally resides. If an impairment is recognized, the carrying value of the impaired asset is reduced to its fair value based on discounted estimated future cash flows. For goodwill, an impairment is evaluated based on the fair value of our entire company.

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

RESULTS OF OPERATIONS

The following discussion addresses our financial condition as of September 30, 2003 and the results of operations and cash flows for the three months and nine months ended September 30, 2003 and 2002. This discussion should be read in conjunction with the financial statements included elsewhere in this report and the Management’s Discussion and Analysis and Financial sections included in our 2002 Annual Report on Form 10-K filed with the Securities Exchange Commission.

The following table provides information on the percentages of certain items of selected financial data bear to total revenues and also indicates the percentage increase or decrease of this information over the prior comparable period:

	Percent of Total Revenues				Percent Increase (Decrease)
	Three Months Ended September 30,		Nine Months Ended September 30,		Qtr 3 2003 Over Qtr 3	Nine Months 2003 Over Nine Months
	2003	2002	2003	2002	2002	2002
Revenues:
Medical equipment outsourcing	81.0%	84.4%	82.2%	85.0%	6.5%	7.0%
Sales of supplies and equipment and other	9.7%	7.9%	9.3%	7.9%	36.8%	29.2%
Service	9.3%	7.7%	8.5%	7.1%	34.3%	31.8%

Total revenues	100.0%	100.0%	100.0%	100.0%	11.0%	10.5%
Costs of medical equipment outsourcing, sales and service:
Cost of medical equipment outsourcing and service	31.6%	30.0%	30.1%	29.0%	17.2%	14.5%
Movable medical equipment depreciation	19.4%	19.5%	18.9%	18.9%	10.5%	10.8%
Cost of supplies and equipment sales	6.6%	5.4%	6.3%	5.6%	32.5%	24.5%

Total costs of medical equipment outsourcing, sales and service	57.6%	54.9%	55.3%	53.5%	16.3%	14.2%

Gross profit	42.4%	45.1%	44.7%	46.5%	4.6%	6.3%
Selling, general and administrative	27.8%	28.0%	27.8%	27.9%	10.6%	10.2%

Operating income	14.6%	17.1%	16.9%	18.6%	(5.3%)	0.5%
Interest expense	10.4%	11.9%	10.3%	11.9%	(2.3%)	(4.0%)

Income before income taxes	4.2%	5.2%	6.6%	6.7%	(12.0%)	8.6%
Provision for income taxes	1.7%	2.2%	2.6%	2.7%	(15.1%)	8.2%

Net income	2.5%	3.0%	4.0%	4.0%	(9.8%)	8.9%

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

Medical Equipment Outsourcing

Medical equipment outsourcing revenues for the three months ended September 30, 2003 were $33.9 million, representing a $2.1 million, or 6.5%, increase from medical equipment outsourcing revenues of $31.8 million for the same period of 2002. Medical equipment outsourcing revenues for the nine months ended September 30, 2003 were $103.9 million, representing a $6.8 million, or 7.0%, increase from medical equipment outsourcing revenues of $97.1 million for the same period of 2002. The outsourcing revenue growth resulted from increased asset management partnership program (“AMPP”) revenue of $960,000 and growth from existing customers.

Sales of Supplies and Equipment and Other

Sales of supplies and equipment and other revenues for the three months ended September 30, 2003 were $4.1 million, representing a $1.1 million, or 36.8%, increase from sales of supplies and equipment and other revenues of $3.0 million for the same period of 2002. Sales of supplies and equipment and other revenues for the nine months ended September 30, 2003 were $11.7 million, representing a $2.6 million, or 29.2%, increase from sales of supplies and equipment and other revenues of $9.1 million for the same period of 2002. The increase in sales revenue is due to a growth in remarketing equipment and specialty sales of $3.3 million, offset by a reduction in disposable sales of $725,000.

Service

Service revenues for the three months ended September 30, 2003 were $3.9 million, representing a $1.0 million, or 34.3%, increase from service revenues of $2.9 million for the same period of 2002. Service revenues for the nine months ended September 30, 2003 were $10.7 million, representing a $2.5 million, or 31.8%, increase from service revenues of $8.2 million for the same period of 2002. The growth in service revenue is due to an increase of $1.9 million in our Technical and Professional Service revenue combined with the $720,000 revenue growth in our Equipment Lifecycle Services (“ELS”) programs.

Cost of Medical Equipment Outsourcing and Service

Cost of medical equipment outsourcing and service for the three months ended September 30, 2003 was $13.2 million, representing a $1.9 million, or 17.2% increase from cost of medical equipment outsourcing and service of $11.3 million for the same period of 2002. Cost of medical equipment outsourcing and service for the nine months ended September 30, 2003 was $38.0 million, representing a $4.8 million, or 14.5%, increase from cost of medical equipment outsourcing and service of $33.2 million for the same period of 2002. For the three months ended September, 2003, cost of medical equipment outsourcing and service as a percentage of medical equipment outsourcing and service revenues increased to 35.0% from 32.5% for the same period of 2002. For the nine months ended September 30, 2003, cost of medical equipment outsourcing and service as a percentage of medical equipment outsourcing and service revenues increased to 33.1% from 31.5% for the same period of 2002. The year to date increase is due to $2.7 million in personnel and repair part expenses related to growing our service business, $1.3 million for district and AMPP support personnel, $300,000 for utilities and facility rent, $140,000 in expenses related to growth in our ELS business, $130,000 for movable medical equipment processing costs, $100,000 for gasoline and delivery vehicle costs and other costs incurred to generate revenue growth.

Movable Medical Equipment Depreciation

Movable medical equipment depreciation for the three months ended September 30, 2003 was $8.1 million, representing a $0.8 million, or 10.5%, increase from movable medical equipment depreciation of $7.3 million for the same period of 2002. Movable medical equipment depreciation for the nine months ended September 30, 2003 was $23.9 million, representing a $2.3 million, or 10.8%, increase from movable medical equipment depreciation of $21.6 million for the same period of 2002. This increase was a result of movable medical equipment purchases. For the three months ended September 30, 2003 and 2002, movable medical equipment depreciation as a percentage of equipment outsourcing revenues increased to 24.0% from 23.1% for the same period of 2002. For the nine months ended September 30, 2003 and 2002, movable medical equipment depreciation as a percentage of equipment outsourcing increased to 23.0% from 22.2% for the same period of 2002.

Gross Profit

Total gross profit for the three months ended September 30, 2003 was $17.8 million, representing a $0.8 million, or 4.6%, increase from gross profit of $17.0 million for the same period of 2002. Total gross profit for the nine months ended September 30, 2003 was $56.5 million, representing a $3.3 million, or 6.3%, increase from gross profit of $53.2 million for the same period of 2002. For the three months ended September 30, 2003, total gross profit, as a percentage of total revenues, decreased to 42.4% from 45.1% for the same period of 2002. For the nine months ended September 30, 2003, total gross profit, as a percentage of total revenues, decreased to 44.7% from 46.5% for the same period of 2002. The decrease in gross profit as a percentage of total revenue for the three and nine months is due to the growth in our lower margin businesses of Technical and Professional Services and Medical Equipment Sales and Remarketing and the increased costs previously discussed.

Gross profit on sales of supplies and equipment and other for the three months ended September 30, 2003, increased to 32.5% from 30.2% for the same period of 2002. Gross profit on sales of supplies and equipment and other for the nine months ended September 30, 2003, increased to 32.1% from 29.5% for the same period of 2002. This increase is a result of the strategic focus on the Medical Equipment Sales and Remarketing portion of our business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2003 were $11.7 million, representing a $1.1 million, or 10.6% increase from selling, general and administrative expenses of $10.6 million for the same period of 2002. Selling, general and administrative expenses for the nine months ended September 30, 2003 were $35.2 million, representing a $3.3 million, or 10.2% increase from selling, general and administrative expenses of $31.9 million for the same period of 2002. The increase was primarily due to additional costs of employee incentive and 401(k) plans of $1.0 million, increased customer service and support costs of $1.0 million, expenses associated with technology maintenance and communications of $440,000, business licenses and taxes of $285,000, costs associated with terminating our specialty bariatric and enclosure beds relationships of $200,000, increase in marketing costs of $260,000 and increased salaries associated with the hiring of a CEO and expansion of the senior management and information service teams offset by a decrease in pension expense of $450,000. Selling, general and administrative expenses as a percentage of total revenue for the three months ended September 30, 2003 decreased to 27.8% from 28.0% for the same period of 2002. Selling, general and administrative expenses as a percentage of total revenue for the nine months ended September 30, 2003 decreased slightly to 27.8% from 27.9%.

Interest Expense

Interest expense for the three months ended September 30, 2003 was $4.4 million, representing a $100,000, or 2.3%, decrease from interest expenses of $4.5 million for the same period of 2002. Interest expense for the nine months ended September 30, 2003 was $13.0 million, representing a $600,000, or 4.0%, decrease from interest expenses of $13.6 million for the same period of 2002. These decreases primarily reflect a reduced effective interest rate for our former revolving credit facility as well as decreased borrowings. Average borrowings decreased for the three months ended September 30, 2003 to $202.8 million from $204.7 million for the same period of 2002. Average borrowings decreased for the nine months ended September 30, 2003 to $204.5 million from $206.5 million for the same period of 2002.

Income Taxes

Our effective income tax rate for the nine months ended September 30, 2003 was 40.1%, higher than the statutory federal income tax rate of 34.0%, primarily due to state taxes.

Net Income

We earned net income for the three months ended September 30, 2003 of $1.0 million, representing a $100,000 decrease from net income of $1.1 million in the same period of 2002. We earned net income for the nine months ended September 30, 2003 of $5.0 million, representing a $400,000, increase from net income of $4.6 million in the same period of 2002. The increase is a result of revenue growth combined with reduced interest expense and a higher gross margin on the sales of supplies and equipment.

Quarterly Financial Information: Seasonality

Quarterly operating results are typically affected by seasonal factors. Historically, our first and fourth quarters are the strongest, reflecting increased hospital utilization during the fall and winter months.

Liquidity and Capital Resources

Historically, we have financed our equipment purchases primarily through internally generated funds and borrowings under our revolving credit facility. As an asset intensive business, we need continued access to capital to support the acquisition of equipment for outsourcing to our customers. We purchased and received $37.8 million, $40.7 million and $31.2 million of outsourcing equipment in 2002, 2001, and 2000, respectively. For the first nine months of 2003 and 2002, we purchased and received $24.3 million and $25.3 million of movable medical equipment, respectively.

Our principal sources of liquidity are expected to be cash flows from operating activities and borrowings under our new senior secured credit facility that we entered into on October 17, 2003. It is anticipated that our principal uses of liquidity will be to fund capital expenditures related to purchases of movable medical equipment, provide working capital, meet debt service requirements and finance our strategic plans.

We require substantial cash to operate our Medical Equipment Outsourcing programs and service our debt. Our outsourcing programs require us to invest a significant amount of cash in movable medical equipment purchases. To the extent that such expenditures cannot be funded from our operating cash flow, borrowing under our new senior secured credit facility or other financing sources, we may not be able to conduct our business or grow as currently planned.

Net cash provided by operating activities during the nine months ended September 30, 2003 was $29.2 million, compared to $25.7 million in the same period of 2002. This increase was primarily attributable to increased net income and depreciation and lower growth in working capital. Net cash used in investing activities during the nine months ended September 30, 2003 was $29.2 million, compared to $26.8 million in the same period of 2002. This increase was primarily attributable to an increase in capital expenditures for movable medical equipment. Net cash used in financing activities during the nine months ended September 30, 2003 was $0.0 million, compared to $1.0 million in the same period in 2002. This decrease was primarily attributable to reductions in debt.

In connection with our recapitalization, on October 17, 2003, we terminated our former revolving credit facility and entered into a new five-year senior secured credit facility with a bank group led by General Electric Capital Corporation. Our new senior secured credit facility provides us with up to $100 million in available revolving borrowings, subject to borrowing base availability. As of November 3, 2003, we had no borrowings outstanding. Our new credit facility contains financial covenants and maintenance tests, including a total leverage ratio test, an interest coverage ratio test, and restrictive covenants, including restrictions on our ability to make capital expenditures. Our new secured credit facility is secured by substantially all of ours assets and the assets of some of our future subsidiaries, if any, and by a pledge of all of the capital stock of some of our future subsidiaries, if any.

In connection with the recapitalization, on October 17, 2003, we issued $260,000,000 of our 10-1/8% senior notes due 2011 in a private transaction. In addition, on October 17, 2003 and October 28, 2003, J.W. Childs Equity Partners III, L.P., JWC Fund III Co-invest LLC, Halifax Capital Partners, L.P., and certain members of management purchased an aggregate of approximately $56 million of newly issued stock of UHS at a purchase price of $12.00 per share in private transactions. Proceeds from the recapitalization were used to repurchase outstanding senior notes and certain equity securities and to repay and terminate our former revolving credit facility. See Note 5 to Notes of Unaudited Quarterly Financial Statements.

In connection with our 1998 recapitalization, we issued $100.0 million of our 10.25% senior notes. In January 1999, we issued an additional $35.0 million of our senior notes. The senior notes earn interest at a rate of 10.25% per year, payable on March 1 and September 1 of each year. We also have an $87.5 million revolving credit facility. On October 12, 2001, we amended our credit facility to increase the size of the facility from $77.5 million to $87.5 million. Interest on loans outstanding under our revolving credit facility is payable at a rate per annum, selected at our option, equal to the base rate margin (which is the banks’ base rate plus 1.25%) or the adjusted Eurodollar rate margin (which is the adjusted Eurodollar rate plus 2.5%). Our revolving credit facility, which terminates on October 31, 2004, contains certain covenants including restrictions and limitations on dividends, capital expenditures, liens, leases, incurrence of debt, transactions with affiliates, investments and certain payments, and on mergers, acquisitions, consolidations and asset sales. As of September 30, 2003, we had outstanding $135.0 million of our senior notes and had borrowed $70.3 million under our revolving credit facility. As a result of the October 17, 2003 recapitalization, the $135.0 million senior notes and $70.3 million in borrowings have been repaid.

On August 17, 1998, we issued 6,000 shares of our Series A 12% Cumulative Convertible Accruing Pay-In-Kind Preferred Stock to an affiliate of J.W. Childs Equity Partners, L.P., the holder of approximately 78% of our common stock, for an aggregate price of $6.0 million. On December 18, 1998, we redeemed our Series A preferred stock with proceeds of $6.3 million from the sale to an insurance company of 6,246 shares of our Series B 13% Cumulative Accruing Pay-In-Kind Preferred Stock together with a warrant to purchase 245,000 shares of our common stock. As a result of the October 17, 2003 recapitalization, the preferred stock has been redeemed.

Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our new senior secured credit facility will be adequate to meet our future operating liquidity needs for at least the next few years. Our business may not generate sufficient cash flow from operations, currently anticipated cost savings and operating improvements may not be realized on schedule and future borrowings may not be available to us under our new senior secured credit facility in an amount sufficient to enable us to pay our indebtedness, including the notes, or to fund our other liquidity needs.

Our expansion and acquisition strategy may require substantial capital, sufficient funding for such acquisitions may not be available under our existing revolving credit facility, and may not be able to raise any necessary additional funds through bank financing or the issuance of equity or debt securities on terms acceptable to us, if at all.

EBITDA

EBITDA (earnings before interest, taxes, depreciation, and amortization) for the three months ended September 30, 2003 was $15.1 million, representing a $0.5 million, or 3.4% increase from $14.6 million for the same period of 2002. EBITDA for the nine months ended September 30, 2003 was $47.9 million, representing a $2.6 million, or 5.8% increase from $45.3 million for the same period of 2002.

EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization. Management understands that some industry analysts and investors consider EBITDA as a supplementary non-GAAP financial measure useful in analyzing the operating performance of a company and its ability to service debt. EBITDA, however, is not a measure of financial performance under GAAP and should not be considered as an alternative to, or more meaningful than, net income as a measure of operating performance or to cash flows from operating, investing or financing activities or as a measure of liquidity. Since EBITDA is not a measure determined in accordance with GAAP and is thus susceptible to varying interpretations and calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. EBITDA does not represent an amount of funds that is available for management’s discretionary use.

The following is a reconciliation of EBITDA to net cash provided by operating activities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net cash provided by operating activities	$8,521	$7,029	$29,216	$25,727
Changes in operating assets and liabilities	2,727	3,542	6,995	7,651
Other non-cash expenses	(575)	(459)	(1,497)	(1,660)
Current income taxes	60	28	195	10
Interest expense	4,355	4,456	13,034	13,579

EBITDA	$15,088	$14,596	$47,943	$45,307

	Nine Months Ended September 30,
Supplemental Information:	2003	2002
EBITDA	$47,943	$45,307
Net cash provided by operating activities	29,216	25,727
Net cash used in investing activities	(29,175)	(26,754)
Net cash used in financing activities	(41)	1,027
Movable medical equipment expenditures (including acquisitions)	$24,303	$25,298

Other operating data:

Movable medical equipment owned (units at end of period)	143,000	128,000
Offices (at end of period)	68	65
Number of hospital customers (at end of period)	2,850	2,720
Number of total customers (at end of period)	5,925	5,770

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk is interest rate risk associated with our debt instruments. We use both fixed and variable rate debt as sources of financing. At September 30, 2003, we had approximately $203,232,000 of total debt outstanding, net of unamortized discount, of which $70,325,000 was bearing interest at variable rates approximating 3.7%. A 2.0% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $696,000 and $1,073,000 for the first nine months of 2003 and 2002, respectively. We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes. Historically, we have not engaged in hedging activities. As of September 30, 2003, we had no other significant material exposure to market risk.

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

During the third quarter of 2003, there has been no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

Not applicable.

Item 2.	Changes in Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company does not have a class of equity securities registered under Section 15(d) or Section 12 of the Securities Exchange Act of 1934, as amended. On October 11, 2003 at a Special Meeting of Stockholders of the Company, the stockholders approved an amendment to the Company’s Certificate of Incorporation and adopted Amended and Restated Bylaws of the Company. The number of shares present by person or by proxy at the Special Meeting was 10,111,456. The number of shares that were voted in favor of the amendment to the Certificate of Incorporation and the Amended and Restated Bylaws was 10,111,456 shares, while no shares were voted against the amendment to the Certificate of Incorporation or the Amended and Restated Bylaws and no shares abstained.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

3.1b Certificate of Amendment to Certificate of Incorporation of Universal Hospital Services, Inc. (The certificate of Incorporation is hereby incorporated by reference to Exhibit 3.1b to Form S-1/A filed on September 5, 2001).

3.2b Amended and Restated Bylaws of Universal Hospital Services, Inc.

4.1 Indenture dated as of October 17, 2003, by and between Universal Hospital Services, Inc. and Wells Fargo Bank, National Association as Trustee, relating to our 10.125% Senior Notes Due 2008 (including Form of Note).

10.1 Stock Purchase Agreement among Universal Hospital Services, Inc., J.W. Childs Equity Partners III, L.P., JWC Fund III Co-Invest LLC, Halifax Capital Partners, L.P. and Certain Other Parties thereto, dated as of September 26, 2003.

10.2 Amendment No. 1 to Stock Purchase Agreement, dated as of October 17, 2003.

10.3 Joinder Agreements to Stock Purchase Agreement executed October 28, 2003.

10.4 Credit Agreement dated as of October 17, 2003 among Universal Hospital Services, Inc., as Borrower, the other credit parties signatory hereto, as Credit Parties, the lenders signatory thereto from time to time, as Lenders, and General Electric Capital Corporation, as Agent, Administrative Agent, Collateral Agent and Lender, PNC Bank, National Association, as Documentation Agent, GECC Capital Markets Group, Inc., as Co-Lead Arranger and Goldman Sachs Credit Partners, L.P., as Syndication Agent and Co-Lead Arranger.

10.5 Form of Amended and Restated Stockholders’ Agreement dated as of October 17, 2003 by and among Universal Hospital Services, Inc., the JWC Holders thereto, the Halifax Holders thereto, the Management Holders thereto and the Additional Holders thereto.

10.6 Employment Agreement between Universal Hospital Services, Inc. and David E. Dovenberg, dated October 17, 2003.

12.1 Ratio of Earnings to Fixed Charges.

31.1 Rule 13a-14(a) Certification of Principal Executive Officer

31.2 Rule 13a-14(a) Certification of Principal Financial Officer

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Reports on Form 8-K:

The Company filed the following Current Reports on Form 8-K during the quarter ended September 30, 2003.

Date	Item Reported

July 29, 2003	Item 12 – July 28, 2003 news release announcing the Company’s second quarter earnings.

September 16, 2003	Item 7 – September 15, 2003 news release announcing the Company’s pursuing a proposed recapitalization.

September 26, 2003	Item 5 – September 25, 2003 news release announcing the Company’s commenced a cash tender offer for all $135,000,000 outstanding principal amount of its 10 1/4% Senior Notes due 2008.

September 30, 2003	Item 5 – September 29, 2003 news release announcing the Company’s intent to offer, subject to market and other conditions, $250 million aggregate principal amount of senior notes in a private offering.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2003

Universal Hospital Services, Inc.

By	/s/ Gary D. Blackford

Gary D. Blackford,
President and Chief Executive Officer

By	/s/ John A. Gappa

John A. Gappa,
Senior Vice President and Chief Financial Officer

Universal Hospital Services, Inc.

EXHIBIT INDEX TO REPORT ON FORM 10-Q

Exhibit Number	Description	Page

3.1b

Certificate of Amendment to Certificate of Incorporation of Universal Hospital Services, Inc. (The certificate of Incorporation is hereby incorporated by reference to Exhibit 3.1b to Form S-1/A filed on September 5, 2001).*

3.2b	Amended and Restated Bylaws of Universal Hospital Services, Inc.*

4.1

Indenture dated as of October 17, 2003, by and between Universal Hospital Services, Inc. and Wells Fargo Bank, National Association as Trustee, relating to our 10.125% Senior Notes Due 2008 (including Form of Note).*

10.1

Stock Purchase Agreement among Universal Hospital Services, Inc., J.W. Childs Equity Partners III, L.P., JWC Fund III Co-Invest LLC, Halifax Capital Partners, L.P. and Certain Other Parties thereto, dated as of September 26, 2003.*

10.2	Amendment No. 1 to Stock Purchase Agreement, dated as of October 17, 2003.*

10.3	Joinder Agreements to Stock Purchase Agreement executed October 28, 2003.*

10.4

Credit Agreement dated as of October 17, 2003 among Universal Hospital Parties, Services, Inc., as Borrower, the other credit parties signatory hereto, as Credit the lenders signatory thereto from time to time, as Lenders, and General Electric Capital Corporation, as Agent, Administrative Agent, Collateral Agent and Lender, PNC Bank, National Association, as Documentation Agent, GECC Capital Markets Group, Inc., as Co-Lead Arranger and Goldman Sachs Credit Partners, L.P., as Syndication Agent and Co-Lead Arranger.*

10.5

Form of Amended and Restated Stockholders’ Agreement dated as of October 17, 2003 by and among Universal Hospital Services, Inc., the JWC Holders thereto, the Halifax Holders thereto, the Management Holders thereto and the Additional Holders thereto.*

10.6	Employment Agreement between Universal Hospital Services, Inc. and David E. Dovenberg, dated October 17, 2003.*

12.1	Ratio of Earnings to Fixed Charges.*

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

*	Filed Herewith