Form 10-K
period 2003-12-31
UNIVERSAL HOSPITAL SERVICES INC
filed 2004-03-05
CIK 886171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003,

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 0-20086

UNIVERSAL HOSPITAL SERVICES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	41-0760940
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1250 Northland Plaza

3800 American Boulevard West

Bloomington, Minnesota 55431-4442

(Address of principal executive offices)

(Zip Code)

(952) 893-3200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

None.

The number of shares outstanding of common stock, $.01 par value, as of March 5, 2004 was 122,725,617.8.

FORM 10-K INDEX

PART I

ITEM 1:	Business

Our Company

We are a leading, nationwide provider of medical technology outsourcing and services to the health care industry, including national, regional and local acute care hospitals and alternate site providers, such as nursing homes and home care providers. We service customers across the spectrum of the equipment life cycle as a result of our position as the industry’s largest purchaser, outsourcer and reseller of movable medical equipment. Our diverse customer base includes more than 2,900 acute care hospitals and approximately 3,050 alternate site providers. We also have extensive and long-standing relationships with over 300 major medical equipment manufacturers and the nation’s largest group purchasing organizations, or GPOs, and integrated delivery networks, or IDNs. Our service offerings fall into three general categories: Medical Equipment Outsourcing, Technical and Professional Services, and Medical Equipment Sales, Remarketing and Disposables. All of our services leverage our nationwide logistics network and our more than 60 years of experience managing and servicing all aspects of movable medical equipment. These services are paid for by our customers and not through reimbursement from governmental or other third-party payors. We commenced operations in 1939, originally incorporated in Minnesota in 1954 and reincorporated in Delaware in 2001. Our revenue, profits, and assets, for the prior three years are described in “Item 6 – Selected Financial Data.”

Medical Equipment Outsourcing

Our flagship business is our Medical Equipment Outsourcing unit, which accounted for $140.2 million, or approximately 82.0%, of our revenues for the year ended December 31, 2003. We own approximately 144,000 pieces of movable medical equipment in four primary categories: critical care, respiratory therapy, monitoring and newborn care.

Our outsourcing programs include the following range of services:

•	Supplemental and Peak Needs Usage. One of our basic outsourcing programs is providing equipment to our customers on a supplemental or peak needs basis. A number of our customers have traditionally owned only the amounts and types of equipment necessary to service their usual and customary bed census and range of treatment offerings. When our customers experience a census increase or require equipment for less common treatments, they rely on us to fulfill many of their equipment needs, often within 24 hours or less of receiving their call or request;

•	Long-Term/Exclusive Outsourcing Agreements. We also offer our customers the opportunity to obtain movable medical equipment through a long-term or exclusive outsourcing agreement. By executing a long-term outsourcing agreement, our customers are able to secure the availability of an identified pool of patient-ready equipment, delivered to their facility upon demand, and to pay for it on a daily, weekly, monthly or a Pay-Per-Use™ basis. We provide a number of value-added services for our long-term and exclusive customers, such as acquisition consulting, utilization studies and disposition of obsolete equipment, as well as access to our proprietary software and technology tools to manage our customers’ equipment. We also provide customers with the flexibility to upgrade their equipment as technology changes; and

•	Asset Management Partnership or “In-House” Programs. Our asset management partnership program (AMPP) or “in-house” program provides our customers with the ability to completely outsource the responsibilities and costs of effectively managing their movable medical equipment. For our AMPP customers, we place our employees experienced in equipment management at the customer’s site. We integrate our equipment management process and technology tools into our customers’ day-to-day operations to manage the utilization of equipment within our customers’ facilities. We assume full responsibility for delivering equipment to the areas needed, removing equipment no longer in use and cleaning equipment between every patient use. Our highly skilled and trained equipment technicians maintain and service our AMPP customers’ equipment to our standards. They also perform required training and “in service” sessions to keep our customers’ staffs fully trained and knowledgeable about the use and operation of key equipment.

Our medical equipment programs enable health care providers to replace the fixed costs of owning and/or leasing medical equipment with variable costs that are more closely related to their revenues and current equipment needs. The increased flexibility and services provided to our customers allows them to access our extensive data and expertise on the cost, performance, features and functions of all major items of medical equipment; increase productivity of available equipment; reduce maintenance and management costs through use of our dedicated and knowledgeable outsourcing staff and technology; increase the productivity and satisfaction of their nursing staff by allowing them to focus on primary patient care responsibilities; reduce equipment obsolescence risk; and facilitate compliance with regulatory and record keeping requirements and manufacturers’ specifications on tracking and maintenance of medical equipment.

We currently provide outsourcing services to a wide spectrum of acute care hospitals in the United States, including such premier institutions as UCLA Medical Center, Brigham and Women’s Hospital, Johns Hopkins Medical Center, Baylor University and Kansas University Medical Center. We have contracts in place with several of the leading national GPOs for both the acute care and alternate site markets, including Premier Technology Management L.L.C., Novation, LLC, MedAssets HSCA, Inc. and Amerinet, Inc. We also have agreements with national alternate site providers, including Omnicare, Inc., Apria Healthcare Group Inc. and Beverly Enterprises, Inc. We expect much of our anticipated future growth to be driven by our customers outsourcing more of their equipment needs and taking advantage of our expanded offering of one-stop services.

Technical and Professional Services

Our more than 60 years of experience managing and servicing our own fleet of movable medical equipment has allowed us to extend our offerings to include technical and professional services for equipment owned by both health care providers and manufacturers. We provide medical equipment repair, inspection, preventative maintenance, logistic and consulting services through our nationwide network of 190 technicians and professionals, as well as our nationwide network of district offices and service centers. Our technicians are trained and certified on an ongoing basis directly by equipment manufacturers to enable them to be skilled in servicing a wide spectrum of medical equipment. These services, which accounted for $14.7 million, or approximately 8.6%, of our revenues for the year ended December 31, 2003, allow us to leverage our extensive expertise and national network of facilities and trained professionals. Our technicians are required and encouraged to maintain current certifications, to be cross-trained across equipment lines and to refresh their training on a regular basis. Our technical and professional service offerings are less capital intensive than our Medical Equipment Outsourcing business, and provide a complementary alternative for customers that wish to own their medical equipment, or lack the expertise, funding or scale to perform these functions. Our customers include manufacturers, large hospitals, small and critical access hospitals and alternate site providers, such as nursing homes and home care providers.

We also operate a quality assurance department to develop and document our own quality standards for our equipment. All equipment maintenance, inspection and repair is performed to our specifications and recorded utilizing our proprietary record keeping software and meets or exceeds FDA, CSA and JCAHO standards. These maintenance records are available to our customers and to regulatory agencies to demonstrate the maintenance of our equipment throughout its useful life.

We provide our technical and professional services to four distinct categories of customers:

•	Manufacturers. We provide our services to medical equipment manufacturers that either do not have a nationwide support or logistics network to service their products, or who find our offerings superior to their own in quality and cost. Our offerings include logistics and loaner management programs, depot or on-site warranty, product recall, field upgrades, maintenance or repairs, and onsite installation and in-service education;

•

Large Hospitals. We provide our services to large hospitals on a supplemental and fully outsourced basis. Our services are requested by in-house hospital biomedical departments on a supplemental basis because of our wealth of experience with movable medical equipment and to alleviate the increasing workload demands on in-house departments;

•	Small and Critical Access Hospitals. We offer full lifecycle asset management services, including professional and technical services, to small (hospitals with less than 150 beds) and critical access hospitals. These customers typically lack the resources to evaluate, acquire, manage, maintain, repair and dispose of medical equipment or technology and draw upon our vast experience in these areas to assist them. Our premier service to these customers is our ELS program, under which we assist our customers in managing their equipment resources throughout the life of the equipment in their facilities; and

•	Alternate Site Providers. We offer our technical and repair services to alternate site providers, such as nursing homes and home care providers. Our nationwide service and repair network allows equipment to be repaired on site, or picked up by us and repaired in one of our district offices or repair service centers.

Medical Equipment Sales, Remarketing and Disposables

We offer three areas of medical equipment sales and remarketing services, which collectively accounted for $16.1 million, or approximately 9.4%, of our revenues for the year ended December 31, 2003. They are:

•	Remarketing and Asset Disposal. We remarket and dispose of used medical equipment both for our customers and on our own behalf. Our most significant service in the sales and remarketing arena is our Asset Recovery Program, which assists customers both in recovering the residual economic value of disposed equipment and in safely disposing of equipment that has no remaining economic value. As part of our full lifecycle management services, we remarket used medical equipment to secondary market buyers. Our remarketing and asset disposal programs represent opportunity for growth, given our expertise and knowledge in this area and our positioning as the industry’s largest purchaser of movable medical equipment as well as the relative lack of focus from our customers on the benefits of end-of-life equipment management.

•

Disposables and Parts. We offer for sale to our customers disposable items, medical/surgical supplies, parts and accessories in order to accommodate their full service equipment needs. We offer these products as part of our complete outsourcing services and as a convenience to our customers. Our activity in this area is limited and typically relates directly to medical equipment or technical services which we are providing to a customer. We currently acquire substantially all of our medical disposables from approximately 121 suppliers. Our five largest suppliers of disposables, which accounted for over 49% of our disposable purchases for 2003, were: Tyco International, Ltd. (The Kendall Healthcare Products Company); Sims Deltec, Inc.; Huntleigh Healthcare, Inc.; Maven Medical Manufacturing, Inc.; and Kinetic Concepts Inc. We believe that alternative sources of disposable medical supplies are available to us should they be needed.

•	Specialty Medical Equipment. On a selective basis, we provide sales distribution and support for manufacturers of specialty medical equipment. We typically offer this service only for products particularly suited to our national distribution network, or for those products that fit with our ability to provide technical support. We currently distribute certain bed and monitoring products and a brand of infant security systems.

Business Operations

District Offices

We currently operate 69 full service district offices throughout the United States, allowing us to effectively service customers in all 50 states. Each district office maintains an inventory of equipment and other items tailored to accommodate the needs of the individual customers within its geographical area. Should additional or unusual equipment be required by one of our customers, a district office can draw upon the resources of all of our other districts, with access to approximately 144,000 owned pieces of equipment, to obtain the necessary equipment within 24 hours.

Our district offices are staffed by multi-disciplined teams of account managers, service representatives and technicians trained to provide the spectrum of services we offer our customers. Each office is under the guidance of a district manager with responsibility for the overall operation of the office, as well as directing the sales, technical and professional employees. Our district offices are also managed on a centralized basis to ensure a high standard of quality and service while taking advantage of economies of scale.

Service Centers

Our district offices are supported by our network of 13 regional service centers. Our service centers support our district offices with their ability to perform more sophisticated maintenance and repair of equipment. In addition to providing advanced technical capabilities, our service centers provide overflow capacity to ensure that we meet our customers’ repair and maintenance needs in a timely manner. Our service centers also enable us to offer warranty, recall and other services to our equipment manufacturer customers.

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

Equipment Inventory

We purchase movable medical equipment in the areas of critical care, respiratory therapy, monitoring and newborn care. Equipment acquisitions may be made to expand our pool of existing equipment or to add new equipment technologies to our existing equipment pool. In making equipment purchases, we consider a variety of factors, including equipment mobility, anticipated utilization level, service intensiveness and anticipated obsolescence. Of additional consideration are the relative safety of, and the risks associated with, such equipment.

As of December 31, 2003, we owned approximately 144,000 pieces of equipment available for use by our customers. The cost of each category of equipment in our outsourcing pool relative to the entire pool as of December 31, 2003 was: critical care, 54%; respiratory therapy, 29%; monitoring, 15%; and newborn care, 2%.

During 2003, we purchased 85% of our movable medical equipment from approximately 106 manufacturers and 15% from the used equipment market. Our ten largest manufacturers of movable medical equipment, which supplied approximately 66% of our direct movable medical equipment purchases for 2003, were: Baxter Healthcare Corporation; Tyco International, Ltd. (Mallinckrodt and Kendall Healthcare Products Company); Alaris Medical Systems; Tri-Anim Health Services, Inc.; Datascope Corporation; Sims Deltec, Inc.; Respironics, Inc.; Sammons Preston Rolyan; Abbott Laboratories and Viasys Healthcare, Inc. Although our top ten manufacturers remain relatively constant from year to year, the relative ranking of suppliers within this group may vary over time. We believe that alternative sources of movable medical equipment are available to us should they be needed.

We seek to ensure availability of equipment at favorable prices. Although we do not generally enter into long-term fixed price contracts with suppliers of our equipment, we may receive price discounts related to the volume of our purchases. The purchase price for our equipment generally ranges from $1,000 to $50,000 per item.

Principal Types of Movable Medical Equipment Available

Critical Care	Monitoring	Respiratory Therapy	Newborn Care
Adult/Pediatric Volumetric	Adult/Pediatric/Neonatal	Aerosol Tents	Fetal Monitors
Pumps	Monitors	Air Compressors	Incubators
Alternating Pressure/	Anesthetic Agent Monitors	BiPAP	Infant Warmers
Flotation Devices	Apnea Monitors	Cough Stimulators	Phototherapy
Ambulatory Infusion Pumps	Blood Pressure Monitors	CPAP	Devices
Anesthesia Machines	Defibrillators	Heated Humidifiers	Infant Ventilators
Blood/Fluid Warmers	Electrocardiographs	Nebulizers	Neonatal Infusion
Cold Therapy Units	End Tidal CO2 Monitors	Oximeters	Pumps
Continuous Passive Motion	Fetal Monitors	Oxygen Concentrators
Devices	Monitoring Systems	Simple Spirometry
Infusion Controllers	Oximeters PO2/CO2	Ventilators
Electrosurgical Generators	Monitors
Foot Pumps	Recorders and Printers
Heat Therapy Units	Stress Test System
Hyper-Hypothermia Units	Surgical Monitors
Lymphodema Pumps	Telemetry Monitors
Minimal Invasive Surgery	Urine Output/Temperature
Systems	Monitors
Patient Controlled Analgesia
Sequential Compression
Devices
Specialty Beds and Support
Services
Suction Devices
Syringe Pumps
Tympanic Oral Thermometry

Our Strengths

We believe our business model presents an attractive value proposition to our customers and has resulted in significant growth since 1998. Our unique position in our flagship Medical Equipment Outsourcing business presents us with considerable competitive advantages, and has facilitated further growth in complementary areas. We service customers across the spectrum of the equipment life cycle as a result of our position as the industry’s largest purchaser, outsourcer and reseller of movable medical equipment. We attribute our historical success to, and believe that our potential for future growth comes from, the following strengths:

Unique position in the health care arena. We are one of only two national companies providing movable medical equipment outsourcing programs to the health care industry. We are the only nationwide provider that maintains ownership and management control of its nationwide network, allowing us to deliver consistent quality and service anywhere in the United States. Our extensive and long-standing relationships with more than 2,900 hospitals, approximately 3,050 alternate site providers, over 300 medical equipment manufacturers and the nation’s most prominent GPOs and IDNs present a considerable competitive advantage over our smaller regional competitors. We are uniquely positioned in the health care industry as a result of our: (a) strategic capital investments and access to capital to maintain the most extensive and modern fleet of equipment in the industry; (b) nationwide infrastructure, national service and logistics network; (c) proprietary medical equipment asset management software and tools and (d) commitment to customer service that has earned us a reputation as a leader in quality and service in our industry.

Superior service and strong customer relationships. We distinguish ourselves as the recognized leader in our industry for service and quality. Our modern equipment fleet, quality assurance programs and proprietary reporting technologies and management tools minimize obsolescence risk and place us in a leadership position in the areas of quality and patient safety. We have a broad nationwide network that has enabled us to effectively compete for large national contracts, drive regional and local growth and strengthen our competitive positioning.

•	Superior customer service. We have a long-standing reputation among our customers for service and quality. This reputation is largely due to our customer service culture, which is continuously reinforced through significant investment in hiring and training resources. We strive to seamlessly integrate our employees and service offerings into the operations of our provider customers. This aggressive focus on customer service has helped us to achieve a 97.3% customer retention rate since January 1, 2002 among our top 1,000 customers by revenue.

•	Large, modern equipment fleet. We own and manage an extensive, modern fleet of movable medical equipment, consisting of approximately 144,000 owned units from over 300 manufacturers. The average age of our equipment pool is approximately four years versus an industry average we believe to be significantly older. This modern equipment fleet, along with our quality assurance programs and tools, minimizes obsolescence risk and places us in a leadership position in the areas of quality and patient safety. It also places us in a unique position to service “high end” acute care hospitals, such as teaching, research or specialty institutions that demand the most current technology to satisfy the increasingly complex needs of their patients. Because we service the spectrum of care providers, we are able to move equipment along the care spectrum as equipment ages. Competitors, by contrast, have much older equipment fleets and are more limited in the number or primary customers to which they can outsource a single piece of equipment.

•

Proprietary software and asset management tools. We have used our over 60-year database of medical equipment management and services to develop our extensive and sophisticated software and proprietary reporting technology and management tools to manage our customers’ equipment. These tools have allowed us to become a leader in meeting the demands of customers and delivering sophisticated asset management programs and tools which we use to drive cost efficiencies, equipment productivity and patient safety programs. We believe that our continued and significant investment in new tools and technology will help us to maintain our leadership role in the industry.

•	Nationwide infrastructure. We have a broad, nationwide service network coupled with focused and customized operations at the local level. This extensive network of 69 full service district offices and 13 regional service centers and our 24-hour-a-day, 365 day-a-year service capabilities have enabled us to effectively compete for large, national contracts as well as to drive growth regionally and locally.

Industry with favorable fundamentals. The attractiveness of our business is driven by the overall favorable trends in health care in general and our segment in particular. The growth in the medical equipment outsourcing industry is being driven by a fundamental shift in the needs of hospitals and alternate site providers, from supplemental and peak needs supply of movable medical equipment to full lifecycle asset management programs. This move to full outsourcing is not unlike trends in similar services at hospitals including food services, laundry and professional staffing. The strong fundamentals in medical equipment outsourcing are being driven by the following trends:

•	Favorable demographic trends. According to the U.S. Census Bureau, individuals aged 65 and older in the United States comprise the fastest growing segment of the population, and that segment is expected to grow 12.5% from 2002 to 2010. As a result, the number of patients and the volume of hospital admissions continue to grow. The aging population and increasing life expectancy are increasing demand for health care services;

•	Increased capital and operating expense pressures. As hospitals continue to experience shrinking capital and operating budgets, and while the cost and complexity of medical equipment increases, we expect that they will increasingly look to us to source these capital equipment needs and manage medical equipment to achieve capital operating expense savings and efficiencies; and

•	Nursing and professional staffing satisfaction. As hospitals continue to experience increasing staffing pressures, we expect that they will increasingly turn to our programs to alleviate medical equipment duties for nurses and professional staff, and increase overall satisfaction levels with nurses and hospital professionals.

Strong value proposition. We bring a focus and expertise to medical equipment lifecycle management that creates a value proposition to our customers. Our programs enable health care providers to replace the fixed costs of owning and/or leasing medical equipment with variable costs that are more closely related to their revenues and present needs. The increased flexibility and services provided to customers allow our customers to enhance productivity of available equipment, reducing the overall costs of acquisition and maintenance of medical equipment; accurately capture all provider billing data, thereby maximizing their own revenue from patients and their payors; access our extensive data and expertise on the cost, performance, features and functions of all major pieces or types of medical equipment to assist them in making acquisition, management and disposition decisions; reduce maintenance and management costs through the use of our dedicated and knowledgeable outsourcing staff and asset management software and tools; increase the productivity and satisfaction (as demonstrated by our surveys) of providers’ nursing and professional staff; reduce equipment obsolescence risk; and improve compliance with regulatory and record keeping requirements. Our programs also enable our customers to increase the availability of patient-ready equipment and improve nursing satisfaction.

No direct reimbursement risk. Generally, health care providers rely on payment from patients or reimbursement from governmental or other third party payors. Our fees are paid directly by our acute care hospital, alternate site and manufacturer customers rather than through third party payors. Accordingly, our exposure to uncollectible patient or reimbursement receivables is minimized, as evidenced by our bad debt expense of only 0.4% of total revenues for the year ended December 31, 2003.

Proven management team. We have an industry leading management team with an average of approximately 15 years of health care experience. Our management team has successfully supervised the development of our competitive strategy, continually enhanced our service and product offerings and established our nationwide footprint and reputation as the industry’s service and quality leader.

GROWTH STRATEGY

Historically, we have experienced significant and sustained organic and strategic growth. Our overall strategy is to capitalize on our past success to continue to grow both organically and through strategic acquisitions.

Organic Growth

We believe that the following external and market factors will provide us significant growth opportunities for Medical Equipment Outsourcing, services and sales; (a) the aging population; (b) increasing life expectancy; (c) continued increase in the number and sophistication of medical technologies; (d) increasing cost and staffing pressures of hospitals; and (d) continued growth of outsourcing of non-core functions by hospitals, alternate site providers and manufacturers.

Our organic growth strategy is to continue to grow our flagship Medical Equipment Outsourcing business by continuing to expand our market share and the outsourcing marketplace. We also intend to grow our less capital-intensive Technical and Professional Services business by leveraging our experience across the spectrum of the equipment lifecycle, extensive existing customer relationships and attractive market position.

We believe that, because of the depth and breadth of our services and our long-standing customer relationships, we are uniquely positioned to increase the marketplace, as well as our market share, through the execution of three organic growth strategies: (a) offering additional products and services to our existing customers, particularly through fully-outsourced asset management services; (b) increasing the number of hospitals and alternate care facilities to whom we provide services; and 3) expanding our relationships with GPOs and the smaller alliances of facilities operating within those groups.

Strategic Growth

Since our 1998 recapitalization, we have made and successfully integrated six strategic acquisitions that have helped us expand our business by increasing our market share in existing markets and enabling us to penetrate new geographic regions. They have also allowed us to expand our offerings of full equipment lifecycle services. We are currently expanding this small hospital strategy across our nationwide network. We intend to continue to pursue a disciplined course of growing our business with complementary acquisitions. We regularly evaluate potential acquisitions, and we may be evaluating or engaging in acquisition negotiations at any time and from time to time.

COMPETITION

We analyze our competition as it relates to our three primary categories of business:

Medical Equipment Outsourcing

We believe that the strongest competition to our outsourcing programs is the traditional purchase and lease alternatives for obtaining movable medical equipment. Currently, many acute care hospitals and alternate site providers view outsourcing primarily as a means of meeting short-term or peak supplemental needs, rather than as a long-term alternative to purchasing or leasing equipment. Although we believe that we can demonstrate the cost-effectiveness of outsourcing movable medical equipment on a long-term per-use basis, we believe that many health care providers will continue to purchase or lease a substantial portion of their movable medical equipment until they are educated in the advantages and efficiencies of outsourcing.

We have one principal national competitor in the movable medical equipment outsourcing business: MEDIQ/PRN, a subsidiary of MEDIQ, based in Pennsauken, New Jersey. Although MEDIQ’s Chapter 11 bankruptcy filing in 2001 has caused it to revise its strategies and approach, it remains our only significant national competitor in the movable medical equipment outsourcing market. On February 2, 2004, MEDIQ was acquired by Hillenbrand Industries. Hillenbrand is a publicly traded holding company serving the health care and funeral services industries. Hillenbrand’s Hill-Rom subsidiary is a leading provider of therapy bed rentals and a manufacturer of hospital furniture. Hillenbrand has announced its intention to integrate MEDIQ’s operations into its Hill-Rom subsidiary.

Our other competition consists of regional or local companies and some movable medical equipment manufacturers and dealers who provide equipment outsourcing to augment their movable medical equipment sales. Local and regional companies have a propensity to compete on price and can negatively impact our margins. We believe that our technology and inventory allow us to effectively compete with these entities.

Technical and Professional Services

We face significant and direct competition in the technical and professional services area from many national, regional and local service providers, as well as from manufacturers. In addition, many of our customers choose to perform these functions using their own personnel. We believe that with our network of trained technicians, strong customer relations and extensive equipment database, we offer customers an attractive alternative for performing biomedical repair services on their equipment.

Medical Equipment Sales, Remarketing and Disposables

In the area of medical equipment sales, remarketing and disposables, we face significant direct competition from a variety of manufacturers and distributors on a nationwide basis. As a result, we are selective in our pursuit of these opportunities. We believe our competition in the remarketing and asset recovery business is less intense. The equipment remarketing market is highly fragmented with low barriers to entry. In addition to manufacturers seeking to control the remarketing and disposal of their own products, we compete with a number of localized or more specialized providers of remarketing and disposal services.

EMPLOYEES

We had 971 employees as of December 31, 2003, including 892 full-time and 79 part-time employees. Of such employees, 153 are sales representatives, 190 are technical support personnel, 99 are employed in the areas of corporate and marketing, 150 are hospital service personnel and 379 are district office support personnel.

None of our employees is covered by a collective bargaining agreement, and we have experienced no work stoppages to date. We believe that our relations with our employees are good.

INTELLECTUAL PROPERTY

We use the “UHS” and “Universal Hospital Services” names as trade names and as service marks in connection with our rental of medical equipment. We have registered these and other marks as service marks with the United States Patent and Trademark Office.

MARKETING

We market our programs primarily through our direct sales force, which consisted of 153 promotional sales representatives as of December 31, 2003. In our marketing efforts, we primarily target key decision makers, such as materials managers, department heads and directors of purchasing, nursing and central supply, as well as administrators, chief executive officers and chief financial officers. We also promote our programs and services to hospital and alternate care provider groups and associations. We develop and provide our direct sales force with a variety of materials designed to support our promotional efforts. We also use direct mail advertising, as well as targeted trade journal advertising to supplement this activity.

FORWARD LOOKING STATEMENTS

All statements, other than statements of historical fact, contained within this Annual Report on Form 10-K constitute forward-looking statements, which may include words such as “expect,” “anticipate,” “believe,” “may,” “should,” “could” or “estimate.” These statements involve risks and uncertainties that may cause actual results to differ materially from expectations.

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, those described in “Risk Factors” below and the following:

•	general business and economic conditions;

•	the financial strength of the acute care sector, including consolidation within that sector;

•	governmental policies affecting the health care industry in localities where we or our customers operate;

•	the impact of competitive parties;

•	pressure on prices realized by us for our services;

•	difficulties or delays in the development, production, testing and marketing of equipment;

•	difficulties or delays in receiving required governmental and regulatory approvals;

•	market acceptance issues, including the failure of equipment to generate anticipated sales levels;

•	the effects of and changes in trade, monetary, environmental and fiscal policies, laws and regulations;

•	the costs and effects of legal proceedings, including environmental and administrative proceedings, involving us;

•	success in implementing our various initiatives; and

•	the effects of past and potential future acts of terrorism, bioterrorism, violence or war.

We undertake no obligation, and specifically decline any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events included in this 10-K might not occur.

RISK FACTORS

If the census of our customers decreases, our costs as a percent of revenue could increase and the revenues generated by our business could decrease.

Our operating results are dependent in part upon the amount and types of equipment necessary to service our customers’ needs which are heavily influenced by the total number of patients our customers are serving at any time (which we refer to as patient census). At times of lower patient census, our customers have a decreased need for our services on a supplemental or peak needs basis. Our operating results can vary depending on the timing and severity of the cold and flu season and the impact of national catastrophes, as well as other factors affecting census. If our customers experience a census decrease, our costs as a percent of revenue could increase and the revenues generated by our business could decrease.

If we are unable to fund our significant cash needs, we will be unable to operate and expand our business as planned or to service our debt.

We require substantial cash to operate our Medical Equipment Outsourcing programs and service our debt. Our outsourcing programs require us to invest a significant amount of cash in movable medical equipment purchases. To the extent that such expenditures cannot be funded from our operating cash flow, borrowings under our new senior secured credit facility or other financing sources, we may not be able to conduct our business or to grow as currently planned. We currently expect that over the next 12 months we will invest approximately $38 million to $45 million in new equipment. In addition, a substantial portion of our cash flow from operations must be dedicated to servicing our debt and there will be significant restrictions on our ability to incur additional indebtedness under the indenture governing our 10.125% senior notes due 2011, which we refer to as the notes, and our new senior secured credit facility.

Primarily because of our debt service obligations, we have had a history of net losses. If we continue to incur net losses, this could result in our inability to finance our business in the future. We had net losses of $5.1 million, $5.1 million, $3.6 million, $0.2 million and $19.5 million for the years ended 1999, 2000, 2001, 2002 and 2003, respectively. Our debt service obligations will continue to be substantial under our new senior secured credit facility and the notes.

If we are unable to change the manner in which health care providers traditionally procure medical equipment, we may not be able to achieve significant revenue growth.

We believe that the strongest competition to our outsourcing programs is the traditional purchase or lease alternative for obtaining movable medical equipment. Currently, many acute care hospitals and alternate site providers view outsourcing primarily as a means of meeting short-term or peak supplemental needs, rather than as a long-term, effective, cost efficient alternative to purchase or leasing equipment. Many health care providers may continue to purchase or lease a substantial portion of their movable medical equipment. If health care providers do not change the manner in which they procure their medical equipment, we may not be able to achieve significant growth.

Our competitors may engage in significant price competition or liquidate significant amounts of surplus equipment, thereby decreasing the demand for outsourcing services and possibly causing us to reduce the rates we charge for our services.

In a number of our geographic and product markets, we compete with one principal competitor and various smaller equipment outsourcing companies that may compete primarily on the basis of price. These competitors may offer certain customers lower prices depending on utilization levels and other factors. Our largest outsourcing competitor, MEDIQ/PRN Life Support Services, Inc., is a subsidiary of MEDIQ Incorporated. On February 2, 2004, MEDIQ was acquired by Hillenbrand Industries. Hillenbrand is a publicly traded holding company serving the healthcare and funeral services industries. Hillenbrand’s Hill-Rom subsidiary is a leading provider of therapy bed rentals and a manufacturer of hospital furniture. Hillenbrand has announced its intention to integrate MEDIQ’s operations into its Hill-Rom subsidiary. MEDIQ/PRN may engage in competitive practices that may undercut our pricing. In addition, MEDIQ/PRN may liquidate significant amounts of surplus equipment, thereby decreasing the demand for outsourcing services and possibly causing us to reduce the rates we may charge for our services.

We have relationships with certain key suppliers, and adverse developments concerning these suppliers could delay our ability to procure equipment or increase our cost of purchasing equipment.

We purchased our movable medical equipment from approximately 106 manufacturers and our disposable medical supplies from approximately 121 suppliers in 2003. Our ten largest manufacturers of movable medical equipment, which supplied approximately 66% of our direct movable medical equipment purchases for 2003, were: Baxter Healthcare Corporation; Tyco International, Ltd. (Mallinckrodt and Kendall Healthcare Products Company); Alaris Medical Systems; Tri-Anim Health Services, Inc.; Datascope Corporation; Sims Deltec, Inc.; Respironics, Inc.; Sammons Preston Rolyan; Abbott Laboratories and Viasys Healthcare, Inc. Adverse developments concerning key suppliers or our relationships with them could force us to seek alternative sources for our movable medical equipment or to purchase such equipment on unfavorable terms. A delay in procuring equipment or an increase in the cost to purchase equipment could limit our ability to provide equipment to our customers on a timely and cost-effective basis.

A substantial portion of our revenues come from customers with whom we do not have long-term commitments, and cancellations by or disputes with customers could decrease the amount of revenues we generate, thereby reducing our ability to operate and expand our business.

We derived approximately 62% of our outsourcing revenues for the year ended December 31, 2003 from customers with whom we do not have any formal long-term commitment to use our programs. Our customers are generally not obligated to outsource our equipment under long-term commitments. In addition, many of our customers do not sign written agreements with us fixing the rights and obligations of the parties regarding matters such as billing, liability, warranty or use. Therefore, we face risks such as fluctuations in usage, inaccurate or false reporting of usage by customers and disputes over liabilities related to equipment use. Some of our AMPP total outsourcing programs with customers, under which we own substantially all of the movable medical equipment that they use and provide substantial staffing resources, are not subject to a written contract and could be terminated by the healthcare provider without notice or payment of any termination fee. Any such termination would make it difficult for us to generate cash flows and revenues sufficient to support our business.

If we are unable to renew our contracts with GPOs or IDNs, we may lose existing customers, thereby reducing the amount of revenues we generate.

Our past revenue growth and our strategy for future growth depends, in part, on access to the new customers granted by our major contracts with GPOs or IDNs such as Premier, MedAssets, Novation, and AmeriNet. The Premier contract expires in 2004, MedAssets in 2005, Novation in 2006 and AmeriNet in 2006. In the past, we have been able to renew such contracts. If we are unable to renew or replace our current GPO contracts when they are up for renewal, we may lose the existing business with the customers who are members of such GPOs.

Although we do not manufacture any medical equipment, our business entails the risk of claims related to the medical equipment that we outsource and service. We may not have adequate insurance to cover a claim, and it may be more expensive or difficult for us to obtain adequate insurance in the future.

We may be liable for claims related to the use of our movable medical equipment. Any such claims, if made, could make our business more expensive to operate and therefore less profitable. We may be subject to claims exceeding our insurance coverage or we may not be able to continue to obtain liability insurance at acceptable levels of cost and coverage. In addition, litigation relating to a claim could adversely affect our existing and potential customer relationships, create adverse public relations and divert management’s time and resources from the operation of the business.

Our growth strategy depends in part on our ability to successfully identify and manage our acquisitions and a failure to do so could impede our future revenue growth, thereby weakening our position in the industry with respect to our competitors.

As part of our growth strategy, we intend to pursue acquisitions or other strategic relationships within the health care industry that we believe will enable us to generate revenue growth and enhance our competitive position. Since July 1998, we have acquired six new businesses for an aggregate purchase price of $49.8 million. Future acquisitions may involve significant cash expenditures and operating losses that could impede our future revenue growth. In addition, our efforts to execute our acquisition strategy may be affected by our ability to identify suitable candidates and negotiate and close acquisitions. We regularly evaluate potential acquisitions, and we may be evaluating or engaging in acquisition negotiations at any time and from time to time. As of the date hereof, we have not entered into any agreements with respect to any material transactions. We may not be successful in acquiring other businesses, and the businesses we do acquire in the future may not ultimately produce returns that justify our related investment.

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

Our sales growth has been supported by hiring and developing new sales representatives and adding, through acquisitions, established sales representatives whose existing customers generally have become our customers. We have experienced and will continue to experience intense competition for managers and experienced sales representatives. The success of our programs depends on the relationships developed between our sales representatives and our customers.

Our operating income as a percentage of revenue fluctuates with our quarterly operating results, leading to fluctuations in cash flow during the second and third quarters of each year.

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

Changes in reimbursement rates and policies by third-party payors for medical equipment costs may reduce the rates that providers can pay for our services, requiring us to reduce our rates or putting our ability to collect payments at risk.

Our health care provider customers, who pay us directly for the services we provide to them, rely on reimbursement from third party payors for a substantial portion of their operating revenue. These third party payors include both governmental payors, such as Medicare and Medicaid, and private payors, such as insurance companies and managed care organizations. There are widespread efforts to control health care costs in the United States by all of these payor groups. These cost containment initiatives have resulted in reimbursement policies based on fixed rates for a particular patient treatment that are unrelated to the provider’s actual costs or require health care providers to provide services on a discounted basis. Consequently, these reimbursement policies have a direct effect on health care providers’ ability to pay us for our services and an indirect effect on our level of charges. Ongoing concerns about rising health care costs may cause more restrictive reimbursement policies to be implemented in the future. Restrictions on the amounts or manner of reimbursements to health care providers may affect their willingness and ability to pay for the services we provide and may adversely affect our customers. Such restrictions could require us to reduce the rates we charge or could put at risk our ability to collect payments owed to us.

In periods when significant health care reform initiatives were under consideration and uncertainty remained as to their likely outcome, our profits have decreased as the cost of doing business has increased. If other significant health care reform initiatives occur, they may have a similar, negative effect.

Because the regulatory and political environment for health care significantly influences the capital equipment procurement decisions of health care providers, our ability to generate profits has historically been adversely affected in periods when significant health care reform initiatives were under consideration and uncertainty remained as to their likely outcome. To the extent general cost containment pressures on health care spending and reimbursement reform, or uncertainty as to possible reform, causes acute care hospitals and alternate site providers to defer the procurement of medical equipment, reduce their capital expenditures or change significantly their utilization of medical equipment, we could experience an increase in the cost of doing business, thereby leading to difficulty generating profits sufficient to support our business.

A portion of our revenues are derived from home care providers and nursing homes, and these health care providers may pose additional credit risks.

We may incur losses in the future due to the bankruptcy filings of our nursing home and home care customers. We derived approximately 17% of our revenues for each of the years ended December 31, 2002 and December 31, 2003 from alternate site providers such as home care providers and nursing homes. We expect that we will continue to derive a portion of our revenues from alternative care providers. Such providers may pose additional credit risks, since they are generally less financially sound than hospitals. Nursing homes in particular have experienced significant financial problems since the implementation of Balanced Budget Act of 1997.

The interests of our major stockholders may conflict with your interests and these stockholders could cause us to take action that would be against your interests.

J.W. Childs Equity Partners, L.P., or JWC Fund I, J.W. Childs Equity Partners III, L.P., or JWC Fund III, and Halifax Capital Partners, L.P., or Halifax, and their respective affiliates beneficially own shares representing approximately 91.1% of our fully diluted common equity. Accordingly, these stockholders have the power to elect our board of directors, appoint new management and approve any action requiring a stockholder vote, including amendments to our certificate of incorporation and approving mergers or sales of substantially all of our assets. Such concentration of voting power could have the effect of deterring and preventing a change of control of our company that might otherwise be beneficial to our security holders. The directors so elected will have the authority to make decisions affecting our capital structure, including the issuance of additional indebtedness and the declaration of dividends. Circumstances may occur in which the interests of equity holders could be in conflict with your interests.

A part of our future growth strategy involves growing our Technical and Professional Services and Medical Equipment Sales, Remarketing and Disposables businesses, both areas where we have significant competitors which could reduce our ability to achieve this strategy and affect our planned growth.

Approximately 18% of our revenues in 2003 came from our Technical and Professional Services and Medical Equipment Sales, Remarketing and Disposables areas. We may not be able to continue to grow these areas, and even if we do so, we expect to encounter increased and significant competition which could reduce our ability to achieve this strategy and affect our planned growth.

Consolidation in the health care industry may lead to a reduction in the outsourcing rates we charge, thereby decreasing our revenues.

In recent years, many acute care hospitals and alternate site providers have consolidated to create larger health care organizations. We believe that this consolidation trend may continue. Any resulting consolidated health care organization may have greater bargaining power over us, which could lead to a reduction in the outsourcing rates that we are able to charge. A reduction in our outsourcing rates will decrease our revenues.

Our customers operate in a highly regulated environment and the regulations affecting them could lead to additional expenses associated with compliance and licensing, along with penalties resulting from possible violations, thereby increasing our costs and reducing income.

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

Given that our industry is heavily regulated, we may be subject to additional regulatory requirements. If our operations are found to be in violation of any governmental regulations to which we or our customers are subject, we may be subject to the applicable penalty associated with the violation. Any penalties, damages, fines or curtailment of our operations would significantly increase our costs of doing business, thereby leading to difficulty generating sufficient income to support our business.

REGULATORY MATTERS

Regulation of Medical Equipment. Our customers are subject to documentation and safety reporting standards with respect to the movable medical equipment they use, as established by the following organizations and laws: JCAHO; the Association for Advancement of Medical Instrumentation; and the FDCA. Some states and municipalities also have similar regulations. Our REDS and OEIS programs are specifically designed to help customers meet their documentation and reporting needs under such standards and laws. We also monitor changes in law and accommodate the needs of customers by providing specific product information, manufacturers’ addresses and contacts to these customers upon their request. Manufacturers of our movable medical equipment are subject to regulation by agencies and organizations such as the FDA, Underwriters Laboratories, the National Fire Protection Association and the CSA. We believe that all movable medical equipment we outsource conforms to these regulations.

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

In addition, we are required to provide information to the manufacturer regarding the permanent disposal of movable medical outsourcing equipment and notification of any change in ownership of certain categories of devices. We believe our medical tracking systems are in substantial compliance with these regulations.

We may be subject to recent regulation regarding the use of medical records and information. The Health Insurance Portability and Accountability Act of 1996, commonly known as HIPAA, authorized the Secretary of the Department of Health and Human Services, or HHS, to promulgate federal standards for the privacy of individually identifiable health information and certain electronic transactions. On December 28, 2000, HHS published a final regulation to protect such individually identifiable health information, setting forth specific standards under which such information may be used and disclosed, furnishing new patient rights to obtain and amend their health information and establishing certain administrative requirements for covered entities. This was subsequently modified on August 14, 2002. The deadline for compliance with the new regulations for most covered entities was April 14, 2002. On August 17, 2000, HHS published standards for electronic transactions, which subsequently were modified on February 20, 2003. The general compliance date for most covered entities was October 16, 2002, but all covered entities could receive a one-year extension for compliance until October 16, 2003. On February 20, 2003, HHS published security standards addressing the security of electronic protected health information. The general deadline for compliance with the security standards is April 21, 2005.

HIPAA applies to certain covered entities, including health plans, health care clearinghouses and health care providers who transmit health information electronically in connection with any of eleven specified transactions. Although we are not likely to be directly regulated as a covered entity under the new HIPPA regulations, we may be obligated contractually to comply with certain HIPPA requirements as a business associate of various health care providers. In addition, various state legislatures may enact additional privacy legislation that is not preempted by the federal law, which may impose additional burdens on us. Accordingly, we have made and expect to continue to make administrative, operational and information infrastructure changes in order to comply with the new rules.

Third Party Reimbursement

Our fees are paid directly by our customers rather than through reimbursement from private insurers or governmental entities, such as Medicare or Medicaid. We do not bill the patient, the insurer or other third party payors directly for services provided for hospital inpatients or outpatients. Payment to health care providers by third party payors for our services depends substantially upon such payors’ reimbursement policies. Consequently, those policies have a direct effect on health care providers’ ability to pay for our services and an indirect effect on our level of charges.

Hospitals and alternate site providers are facing increased cost containment pressures from public and private insurers and other managed care providers, such as health maintenance organizations, preferred provider organizations and managed fee-for-service plans, as these organizations attempt to reduce the cost and utilization of healthcare services. We believe that these payors have followed or will follow the federal government in limiting reimbursement through preferred provider contracts, discounted fee arrangements and capitated (fixed patient care reimbursement) managed care arrangements. In addition to promoting managed care plans, employers are increasingly self funding their benefit programs and shifting costs to employees through increased deductibles, co-payments and employee contributions. We believe that these cost reduction efforts will place additional pressures on health care providers’ operating margins and will encourage efficient equipment management practices, such as use of our Pay-Per-Use™ outsourcing and AMPP.

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

We maintain general liability coverage, including product liability insurance and excess liability coverage. Both policies are subject to annual renewal. We believe that our current insurance coverage is adequate. Claims exceeding such coverage may be made and we may not be able to continue to obtain liability insurance at acceptable levels of cost and coverage.

ITEM 2:	Properties

As of December 31, 2003, we operate 69 full service district offices and 13 regional service centers. We own our Minneapolis, Minnesota district office facility, consisting of approximately 24,000 square feet of office, warehouse, processing and technical repair space. We lease our other district offices, averaging 4,800 square feet, and our regional service centers. We lease our corporate offices, approximately 17,000 square feet, in Bloomington, Minnesota as well as a 17,700 square foot facility in Edina, Minnesota that houses certain corporate functions.

ITEM 3:	Legal proceedings

From time to time, we may become involved in litigation arising out of operations in the normal course of business. As of December 31, 2003, we are not a party to any pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results, financial position, or cash flows.

ITEM 4:	Submission of matters to a vote of security holders

On October 11, 2003, we held a special meeting of stockholders to approve amendments to our Certificate of Incorporation and to approve our Amended and Restated Bylaws. 121,337,472 votes were cast for approval of the amendments to our Certificate of Incorporation and no votes were cast against: there were no votes withheld and no abstentions. 121,337,472 votes were cast for the approval of our Amended and Restated Bylaws and no votes were cast against; there were no votes withheld and no abstentions.

Effective December 8, 2003 our stockholders, acting by written consent, approved the adoption of our 2003 Stock Option Plan. Stockholders holding 119, 784, 065 shares executed the written consent.

PART II

ITEM 5:	Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities

As of December 31, 2003 there were 37 holders of our common stock, par value $.01 per share. There is no established public trading market for our common stock and we have never declared or paid a cash dividend on any class of our common stock. We intend to retain earnings for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends in the foreseeable future. Our debt instruments contain certain restrictions on our ability to pay cash dividends on our common stock (See Note 8, (“Long Term Debt”), in the audited financial statements included elsewhere herein).

On October 17, 2003, we sold an aggregate of 55,750,000 shares of our common stock to JWC Fund III, JWC Co-invest III LLC (an affiliate of JWC Fund III), Halifax and our Chief Executive Officer for aggregate consideration of $55,750,000. On October 28, 2003, we sold an aggregate of 397,200 shares of our common stock to certain other members of our senior management, including John A. Gappa, Samuel B. Humphries, Walter T. Chesley, David G. Lawson, Joseph P. Schiesl and Timothy R. Travis, for aggregate consideration of $397,200. These offers and sales were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof by reason of their offer and sale in transactions not involving any public offering.

Also on October 17, 2003, we issued $260,000,000 aggregate principal amount of 10.125% senior notes due 2011. The initial purchasers were Goldman, Sachs & Co., Credite Suisse First Boston LLC, CIBC World Markets Corp. and Jefferies & Company, Inc., which purchased the notes for 100% of their principal amount. The aggregate gross proceeds to us were $260,000,000 and the initial purchasers received aggregate purchase discounts or commissions of $7,800,000. The offer and sale of the notes to the initial purchasers was exempt from the registration requirements of the Securities Act pursuant to Rule 506 thereunder. The initial purchasers resold the notes to qualified institutional buyers in reliance on Rule 144 A under the Securities Act and to non-U.S. persons in reliance on Regulation S under the Securities Act.

ITEM 6:	Selected financial data

The selected financial data presented below under the captions “Statement of Operations Data,” “Other Financial Data” and “Balance Sheet Data” for and as of each of the years in the five-year period ended December 31, 2003 are derived from our audited financial statements. The selected financial data presented below are qualified in their entirety by, and should be read in conjunction with, the financial statements and notes thereto and other financial and statistical information included elsewhere in this Form 10-K, including the information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
	1999	2000	2001	2002	2003
	(dollars in thousands)
Statement of Operations Data:
Revenues:
Medical equipment outsourcing and service	$80,248	$95,261	$114,355	$141,902	$154,895
Sales of supplies and equipment, and other	11,975	10,744	11,280	11,864	16,110

Total revenues	92,223	106,005	125,635	153,766	171,005

Cost of medical equipment outsourcing, sales and service:
Cost of medical equipment outsourcing and service	22,398	26,092	33,576	44,910	52,421
Movable medical equipment depreciation	18,865	22,387	26,441	29,458	32,111
Cost of supplies and equipment sales	8,354	8,147	7,855	8,241	10,866

Total costs of medical equipment outsourcing, sales and service	49,617	56,626	67,872	82,609	95,398

Gross profit	42,606	49,379	57,763	71,157	75,607

Selling, general and administrative:
Recapitalization, stock compensation and severance expenses	—	—	1,553	10,099	14,386
Terminated initial public offering expenses	—	—	1,241	—	—
Other selling, general and administrative	30,570	33,868	38,837	43,053	46,956

Total selling, general and administrative	30,570	33,868	41,631	53,152	61,342

Operating income	12,036	15,511	16,132	18,005	14,265
Interest expense	18,012	20,747	19,635	18,126	20,244
Loss on early retirement of debt	1,286	—	—	—	13,272

Loss before income taxes	(7,262)	(5,236)	(3,503)	(121)	(19,251)
Income tax, (benefit) expense	(2,129)	(158)	56	97	275

Net loss(4)	$(5,133)	$(5,078)	$(3,559)	$(218)	$(19,526)

Depreciation and amortization	$23,817	$27,662	$31,978	$32,775	$35,531
EBITDA(1)(2)	$35,853	$43,173	$48,110	$50,781	$36,525

	Years Ended December 31,
	(dollars in thousands)
	1999	2000	2001	2002	2003
Other Financial Data:
Net cash provided by operating activities	15,192	28,177	31,696	40,186	15,957
Net cash used in investing activities	(49,441)	(31,504)	(41,511)	(38,956)	(36,769)
Net cash provided by (used in) financing activities	$34,249	$3,327	$9,815	$(1,230)	$20,812
Movable medical equipment expenditures (including acquisitions)	$41,587	$31,158	$40,680	$37,788	$39,130
Other Operating Data:
Movable medical equipment (units at end of period)	100,000	109,000	127,000	138,000	144,000
Offices (at end of period)	56	60	62	65	69
Number of hospital customers (at end of period)	2,325	2,545	2,625	2,770	2,900
Number of total customers (at end of period)	4,860	5,275	5,570	5,880	5,950

	As of December 31,
	(dollars in thousands)
	1999	2000	2001	2002	2003
Balance Sheet Data:
Working capital (3)	$11,842	$9,833	$8,416	$10,043	$8,575
Total assets	176,736	180,070	196,214	202,136	220,219
Total debt	187,462	193,607	204,441	200,806	271,082
Shareholders’ deficiency.	$(41,416)	$(47,319)	$(54,297)	$(55,358)	$(89,903)

(1)	EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization. Management understands that some industry analysts and investors consider EBITDA as a supplementary non-GAAP financial measure useful in analyzing a company’s ability to service debt. EBITDA, however, is not a measure of financial performance under GAAP and should not be considered as an alternative to, or more meaningful than, net income as a measure of operating performance or to cash flows from operating, investing or financing activities or as a measure of liquidity. Since EBITDA is not a measure determined in accordance with GAAP and is thus susceptible to varying interpretations and calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. EBITDA does not represent an amount of funds that is available for management’s discretionary use. See note 2 for a reconciliation of net cash provided by operating activities to EBITDA.

(2)	The following is a reconciliation of EBITDA to net cash provided by operating activities:

	Years Ended December 31,
	1999	2000	2001	2002	2003
	(dollars in thousands)
Net cash provided by operating activities	$15,192	$28,177	$31,696	$40,186	$15,957
Changes in operating assets and liabilities	4,210	(3,510)	434	4,122	7,454
Other non-cash expenses	(2,110)	(2,346)	(3,711)	(11,750)	(7,405)
Current income taxes	549	105	56	97	275
Interest expense	18,012	20,747	19,635	18,126	20,244

EBITDA	$35,853	$43,173	$48,110	$50,781	$36,525

(3)	Represents total current assets (excluding cash and cash equivalents) less total current liabilities, excluding current portion of long-term debt.

(4)	Effective January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.” This standard discontinued the amortization of goodwill and indefinite lived intangible assets effective January 1, 2002. The pro forma amounts shown below reflect the effect of retroactive application of the non-amortization of goodwill as if this method of accounting had been in effect in the periods prior to adoption (2002), in thousands as follows:

	1999	2000	2001
Net loss as reported	$(5,133)	$(5,078)	$(3,559)
Effect of goodwill amortization	2,651	2,716	2,731

Net loss as adjusted	$(2,482)	$(2,362)	$(828)

Item 7:	Management’s discussion and analysis of financial condition and results of operations

OVERVIEW

We are a leading, nationwide provider of medical equipment outsourcing and services to the health care industry, including national, regional and local acute care hospitals and alternate site providers, such as nursing homes and home care providers. We service customers across the spectrum of the equipment life cycle as a result of our position as the industry’s largest purchaser, outsourcer and reseller of movable medical equipment. Our diverse customer base includes more than 2,900 acute care hospitals and approximately 3,050 alternate site providers. We also have extensive and long-standing relationships with over 300 major medical equipment manufacturers and the nation’s largest GPOs and IDNs. Our service offerings fall into three general categories: Medical Equipment Outsourcing, Technical and Professional Services, and Medical Equipment Sales, Remarketing and Disposables. All of our services leverage our nationwide logistics network and our more than 60 years of experience managing and servicing all aspects of movable medical equipment. These services are paid for by our customers and not through reimbursement from governmental or other third-party payors.

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

We review long-lived and intangible assets, including goodwill, for impairment annually, or at any time events or circumstances indicate that the carrying value of such assets may not be fully recoverable. For long-lived assets and amortizable intangible assets, an impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the assets compared to its carrying value. For goodwill, an impairment is evaluated based on the fair value of our entire company. Currently, we have identified one reporting unit when we test for goodwill impairment because that is where we believe goodwill naturally resides. If an impairment is recognized, the carrying value of the impaired asset is reduced to its fair value based on discounted estimated future cash flows. For goodwill, an impairment is evaluated based on the fair value of our entire company.

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

In the normal course of business, we make estimates of potential future loss accruals related to legal, tax, self-insurance medical and pension matters. These accruals require the use of management’s judgment on the outcome of various issues. Management’s estimates for these items are based on the best available evidence but due to changes in facts and circumstances, the ultimate outcomes of these accruals could be different than management estimates.

FINANCING AND OTHER TRANSACTIONS

Effective December 8, 2003, our Board of Directors approved a 12-for-1 stock split in the form of a dividend, pursuant to which stockholders received a dividend of 11 shares for each share held as of such date. All share and per share information in this Annual Report on Form 10-K has been restated to reflect this stock dividend.

In October 2003, we completed our previously announced recapitalization. We issued $260,000,000 10.125% senior notes due 2011 and entered into a new five-year revolving credit facility with a bank group led by General Electric Capital Corporation. The new credit facility replaced our previous bank facility and provides us with up to $100 million in available revolving borrowings, subject to borrowing base availability. In October 2003, JWC Fund III, JWC Co-invest III LLC (an affiliate of JWC Fund III), Halifax, and certain members of management purchased an aggregate of approximately $56.0 million of our stock at a purchase price of $1.00 per share. In connection with the recapitalization, we purchased all of our outstanding 10-1/4% senior notes due 2008, repurchased all outstanding preferred stock and repurchased an aggregate of 69,965,844 shares of common stock and options and warrants to purchase an aggregate of 40,710,672 shares of common stock from equityholders.

On December 29, 2003, we authorized the repurchase of 494,769.6 shares of our common stock from certain departed employees at a repurchase price of $1.00 per share for an aggregate price of $494,796.60 and also authorized a total amount not to exceed 494,770 shares to be offered at a price of $1.00 per share to certain members of our senior management for purchase in January 2004. We completed the repurchase on December 30, 2003.

The indenture governing our notes and our new credit facility each contain restrictions on our ability to engage in certain activities and limitations on capital expenditures. See “COVENANTS UNDER NEW SENIOR SECURED CREDIT FACILITY” below.

ACQUISITIONS

As part of our growth strategy, we regularly review and evaluate potential acquisition opportunities. On October 25, 2001, we consummated the acquisition of all of the outstanding stock of Narco Medical Services, Inc., for a purchase price of $7.8 million in cash. Narco Medical Services, Inc. outsourced medical equipment and services primarily to rural, acute healthcare providers in seven locations in the Midwest. As of the date hereof, we have not entered into any agreements with respect to any material transactions.

RESULTS OF OPERATIONS

Fiscal year ended December 31, 2003 compared to fiscal year ended December 31, 2002

The following table provides information on the percentages of certain items of selected financial data compared to total revenues and also indicates the percentage increase or decrease of this information over the prior comparable period.

				Percentage Increase (Decrease)
	Percentage of Total Revenues Years Ended December 31,			Year Ended 2002 over Year Ended	Year Ended 2003 over Year Ended
	2001	2002	2003	2001	2002
Revenues:
Medical equipment outsourcing and service	91.0%	92.3%	90.6%	24.0%	9.2%
Sales of supplies and equipment, and other	9.0	7.7	9.4	5.2	35.8

Total revenues	100.0	100.0	100.0	22.4	11.2
Cost of outsourcing and sales:
Cost of equipment outsourcing	26.7	29.2	30.6	33.8	16.7
Movable medical equipment depreciation	21.0	19.2	18.8	11.4	9.0
Cost of supplies and equipment sales	6.3	5.3	6.4	4.9	31.9

Gross profit	46.0	46.3	44.2	23.2	6.3
Selling, general and administrative:
Recapitalization, stock compensation and severance expenses	1.3	6.6	8.4		42.4
Terminated initial public offering expenses	1.0	—	—
Other selling, general and administrative	30.9	28.0	27.5	10.9	9.1

Total selling, general and administrative	33.2	34.6	35.9	27.7	40.4
Interest expense	15.6	11.7	11.9	(7.7)	11.7
Loss on early retirement of debt	—	—	7.7
Loss before income taxes	(2.8)	0.0	(11.3)

Income taxes	0.0	0.0	0.1

Net loss	(2.8%)	0.0%	(11.4%)

Medical Equipment Outsourcing and Service

Medical equipment outsourcing revenues for the year ended December 31, 2003 were $140.2 million, representing a $9.5 million, or 7.3%, increase from medical equipment outsourcing revenues of $130.7 million for the same period of 2002. Penetration of existing customers, an increase in total customers by 6.3% and revenue generated from our ten new AMPP customers accounted for the growth in total revenues. Service revenues for the year ended December 31, 2003 were $14.7 million, representing a $3.5 million, or 31.2%, increase from service revenues of $11.2 million for the same period of 2002. This growth relates to our increased focus on providing additional services to our existing customers.

Sales of Supplies and Equipment and Other

Sales of supplies and equipment, and other revenues for the year ended December 31, 2003 were $16.1 million, representing a $4.2 million, or 35.8%, increase from sales of supplies and equipment, and other of $11.9 million for the same period of 2002. Of this increase, $4.0 million is attributable to equipment sales, $0.7 million to sales of specialty infant protection systems and $0.3 million to parts sales, offset by a reduction in disposable sales of $0.8 million.

Cost of Medical Equipment Outsourcing and Service

Cost of medical equipment outsourcing and service for the year ended December 31, 2003 was $52.4 million, representing a $7.5 million, or 16.7%, increase from cost of medical equipment outsourcing and service of $44.9 million for the same period of 2002. This increase was the result of technical service personnel expenses and repair costs of $3.3 million, equipment delivery and processing costs of $1.5 million, the costs incurred to service our new AMPP and Equipment Lifecycle Services (ELS) customers of $1.4 million, increased rent expense from new office openings of $0.4 million and other costs incurred due to outsourcing and service revenue growth. For 2003, cost of equipment outsourcing and service, as a percentage of equipment outsourcing and service revenues, increased to 33.8% from 31.6% for the same period of 2002.

Movable Medical Equipment Depreciation

Movable medical equipment depreciation for the year ended December 31, 2003 was $32.1 million, representing a $2.6 million, or 9.0%, increase from movable medical equipment depreciation of $29.5 million for the same period of 2002. This increase was a result of current year movable medical equipment additions of $39.1 million. For the year 2003, movable medical equipment depreciation, as a percentage of equipment outsourcing revenues, increased to 22.9% from 22.5% for the same period of 2002.

Gross Profit

Total gross profit for the year ended December 31, 2003 was $75.6 million, representing a $4.4 million, or 6.3%, increase from total gross profit of $71.2 million for the same period of 2002. For the year of 2003, total gross profit, as a percentage of total revenues, decreased to 44.2% from 46.3% for the same period of 2002. Gross margin declined as a result of higher service and repair costs as well as the revenue mix shift toward non-capital revenue sources.

Gross profit on equipment outsourcing and service revenue represents equipment outsourcing and service revenues reduced by the cost of equipment outsourcing and service and movable medical equipment depreciation. Gross profit on outsourcing and service revenue for the year of 2003 decreased to 45.4% from 47.6% for the same period of 2002.

Gross margin on sales of supplies and equipment and for the year of 2003 increased to 32.5% from 30.5% for the same period of 2002. The increase is a result of the increased focus on selling capital equipment rather than lower margin disposable sales.

Selling, General and Administrative Expenses

Other selling, general and administrative expenses for the year ended December 31, 2003 were $47.0 million, representing a $3.9 million, or 9.1%, increase from $43.1 million for the same period of 2002. The increase consists of $1.6 million for employee benefit costs, customer service and support costs of $0.8 million, expenses related to maintaining and improving our information technology systems of $0.8 million, additional management to support outsourcing and service businesses of $0.4 million and marketing expenses incurred of $0.4 million. Other selling, general and administrative expenses as a percentage of total revenue decreased to 27.5% from 28.0% for the same period of 2002 as a result of increased efficiencies.

In 2003, we recorded a $14.4 million charge related to the recapitalization. Recapitalization expenses consisted primarily of compensation expenses associated with the purchase of vested stock options of $11.3 million and miscellaneous fees and expenses of approximately $2.5 million and severance expense of $0.6 million.

We recorded a $10.1 million pretax charge in 2002 related to severance and stock compensation expenses associated with extension of the term of outstanding stock options for an executive and three departed executives. Of the $10.1 million total pretax charge, $9.4 million is stock compensation expense. Additional retirement benefits were $1.6 million for 2001, inclusive of $1.2 million of stock compensation primarily related to the extension of existing stock options to a retiring employee below the estimated fair market value.

Interest Expense

Interest expense for the year ended December 31, 2003 was $20.2 million, representing a $2.1 million, or 11.7%, increase from interest expense of $18.1 million for the same period of 2002. The increase is attributable to the recapitalization. Average borrowings increased from $206.0 million for the year of 2002 to $218.9 million for the year of 2003.

Loss on Early Retirement of Debt

In connection with the 2003 recapitalization we incurred a $13.3 million loss on early retirement of debt. Of this $13.3 million, $6.9 million related to the call premium associated with the early redemption of 10-1/4% senior notes due 2008 and $6.4 million for the write-off of unamortized deferred financing costs associated with the retired debt.

Income Taxes

Tax expense for 2003 consists of minimum state taxes. We did not have any federal tax or benefit for the year, as net operating losses generated for 2003 were offset by a valuation allowance.

Net Loss

We incurred a net loss of $19.5 million in 2003, representing a $19.3 million decrease from the net loss of $0.2 million in 2002. The current year net loss relates primarily to the recapitalization expenses (See “Other Selling, General and Administrative Expenses” above).

Fiscal year ended December 31, 2002 compared to fiscal year ended December 31, 2001

Medical Equipment Outsourcing and Service Revenues

Medical Equipment Outsourcing revenues for the year ended December 31, 2002 were $130.7 million, representing a $19.8 million, or 17.8%, increase from outsourcing revenues of $110.9 million for the same period of 2001. Penetration of existing customers, an increase in total customers by 5.6%, and the Narco Medical Services, Inc. acquisition in late 2001 accounted for the growth in total revenues. Service revenue grew to $11.2 million, representing a $7.8 million, or 227.0%, increase from service revenues of $3.4 million for the same period of 2001. Of this increase, $6.4 million is attributable to the service revenue generated from the Narco Medical Services, Inc. acquisition in October 2001 and $1.4 million relates to our increased focus on providing additional services to our existing customers.

Sales of Supplies and Equipment

Sales of supplies and equipment for the year ended December 31, 2002 were $11.9 million, representing a $0.6 million, or 5.2%, increase from sales of supplies and equipment, and service of $11.3 million for the same period of 2001. Sales of new and used equipment generated the growth in revenue.

Cost of Equipment Outsourcing and Service

Cost of equipment outsourcing and service for the year ended December 31, 2002 was $44.9 million, representing an $11.3 million, or 33.8%, increase from cost of equipment outsourcing and service of $33.6 million for the same period of 2001. This increase was the result of the cost of performing services of $5.6 million, delivery expenses for payroll, insurance, leases and gasoline of $2.2 million, equipment repair and maintenance related expenses of $2.0 million, additional district support personnel costs of $0.8 million, increased rent expense from new office openings of $0.4 million, and other costs incurred to generate revenue growth. For 2002, cost of equipment outsourcing and service, as a percentage of equipment outsourcing and service revenues, increased to 31.6% from 29.4% for the same period of 2001 as a result of the increase in higher cost service business.

Movable Medical Equipment Depreciation

Movable medical equipment depreciation for the year ended December 31, 2002 was $29.5 million, representing a $3.1 million, or 11.4%, increase from movable medical equipment depreciation of $26.4 million for the same period of 2001. This increase was a result of movable medical equipment additions of $37.8 million in 2002. For the year 2002, movable medical equipment depreciation, as a percentage of equipment outsourcing revenues, decreased to 22.5% from 23.8% for the same period of 2001.

Gross Profit

Total gross profit for the year ended December 31, 2002 was $71.2 million, representing a $13.4 million, or 23.2%, increase from total gross profit of $57.8 million for the same period of 2001. For the year of 2002, total gross profit, as a percentage of total revenues, increased to 46.3% from 46.0% for the same period of 2001. The increase in gross profit was due to outsourcing revenue growth offset by the increase in cost of equipment outsourcing discussed above. Gross profit on equipment outsourcing and service revenue represents equipment outsourcing revenues and service reduced by the cost of equipment outsourcing and service and movable medical equipment depreciation.

Gross profit on outsourcing revenue for the year of 2002 increased to 47.6% from 47.5% for the same period of 2001. Gross profit margin improved as a result of depreciation expense as a percent of outsourcing revenue decreasing from 23.8% to 22.5%.

Gross margin on sales of supplies and equipment for the year of 2002 decreased slightly from 30.5% to 30.4% for the same period of 2001.

Selling, General and Administrative Expenses

Other selling, general and administrative expenses for the year ended December 31, 2002 were $43.1 million, representing a $4.3 million, or 10.9%, increase from $38.8 million for the same period of 2001. The increase consists of $2.0 million for the addition of two departments to support specific growth initiatives, $1.7 million relating to the hiring of additional staff for customer service and support, $1.3 million for general, medical and workers compensation insurance expenses, $0.8 million associated with hiring several executive managers, increased pension costs of $0.3 million, costs related to maintaining and improving company computer technologies of $0.5 million, offset by the elimination of goodwill amortization expense due to a change in accounting practice of $2.6 million as well as a reduction in bad debt expense of $0.8 million along with other increases to support the continued growth of the business. Other selling, general and administrative expenses as a percentage of total revenue decreased to 28.0% from 30.9% for the same period of 2001 as a result of increased efficiencies.

We recorded a $10.1 million pretax charge in 2002 related to severance and stock compensation expenses associated with extension of the term of outstanding stock options for an executive and three departed executives. Of the $10.1 million total pretax charge, $9.4 million is non-cash stock compensation expense. Additional retirement benefits were $1.6 million for 2001, inclusive of $1.2 million of stock compensation primarily related to the extension of existing stock options to a retiring employee below the estimated fair market value.

In July 2001, we filed a registration statement relating to an initial public offering of our common stock. In the fourth quarter of 2001, we withdrew the registration statement as a result of the September 11 attacks and their impact on the initial public offering market. In connection with the filing of the registration statement, we incurred expenses of $1.2 million.

Interest Expense

Interest expense for the year ended December 31, 2002 was $18.1 million, representing a $1.5 million, or 7.7%, decrease from interest expense of $19.6 million for the same period of 2001. This decrease primarily reflects lower interest rates in 2002 over 2001 offset by an increase in average borrowings outstanding. Average borrowings increased from $200.8 million for the year of 2001 to $206.0 million for the year of 2002.

Income Taxes

Tax expense for 2002 consisted of minimum state taxes. We did not have any federal tax or benefit for the year, as net operating losses generated for 2002 were offset by a valuation allowance.

Net Loss

We incurred a net loss of $0.2 million in 2002, representing a $3.4 million decrease from a net loss of $3.6 million in 2001. The current year net loss relates primarily to the stock compensation and severance expenses (see “Other Selling, General and Administrative Expenses” above).

EBITDA

EBITDA for the year ended December 31, 2003 was $36.5 million, representing a $14.3 million, or 28.1%, decrease from $50.8 million for the same period of 2002. EBITDA for the year ended December 31, 2002 was $50.8 million, representing a $2.7 million, or 5.6%, increase from $48.1 million for the year ended December 31, 2001.

EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization. Management understands that some industry analysts and investors consider EBITDA as a supplementary non-GAAP financial measure useful in analyzing a company’s ability to service debt. EBITDA, however, is not a measure of financial performance under GAAP and should not be considered as an alternative to, or more meaningful than, net income as a measure of operating performance or to cash flows from operating, investing or financing activities or as a measure of liquidity. Since EBITDA is not a measure determined in accordance with GAAP and is thus susceptible to varying interpretations and calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. EBITDA does not represent an amount of funds that is available for management’s discretionary use.

For a reconciliation of EBITDA to net cash provided by operating activities, see note (2) under “Item 6 -Selected financial data.”

Seasonality

Quarterly operating results are typically affected by seasonal factors. Historically, our first and fourth quarters are the strongest, reflecting increased hospital utilization during the fall and winter months.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are expected to be cash flows from operating activities and borrowings under our new senior secured credit facility. It is anticipated that our principal uses of liquidity will be to fund capital expenditures related to purchases of movable medical equipment, provide working capital, meet debt service requirements and finance our strategic plans.

We require substantial cash to operate our Medical Equipment Outsourcing programs and service our debt. Our outsourcing programs require us to invest a significant amount of cash in movable medical equipment purchases. To the extent that such expenditures cannot be funded from our operating cash flow, borrowings under our new senior secured credit facility or other financing sources, we may not be able to conduct our business or grow as currently planned. We currently expect that over the next 12 months, we will invest approximately $38 million to $45 million in new equipment. See “Risk Factors — “If we are unable to fund our significant cash needs, we will be unable to operate and expand our business as planned or to service our debt.”

The following table sets forth selected historical information regarding our cash flows:

	Years Ended December 31,
	2001	2002	2003
	(in thousands)
Net cash provided by operating activities	$31,696	$40,186	$15,957
Net cash used in investing activities	(41,511)	(38,956)	(36,769)
Net cash provided by (used in) financing activities	9,815	(1,230)	20,812

Net cash provided by operating activities during the year ended December 31, 2003 was $16.0 million compared to $40.2 million in the same period in 2002. This decrease was primarily attributable to decreased net income due to the $14.4 million recapitalization and severance expense and $13.3 million loss on early retirement of debt that we incurred in 2003. Net cash used in investing activities during the year ended December 31, 2003 was $36.8 million, compared to $39.0 million in the same period in 2002. This decrease was primarily attributable to the increase of movable medical equipment purchases at December 31, 2003. Net cash provided by (used in) financing activities during the year ended December 31, 2003 was $20.8 million, compared to ($1.2) million in the same period in 2002. This increase was primarily attributable to an increase in debt offset by the repurchase of common stock and options during the recapitalization.

Net cash provided by operating activities was $40.2 million in 2002, compared to $31.7 million in 2001. This increase was primarily attributable to a reduction in net loss, partially offset by a decrease in accounts payable. Net cash used in investing activities in 2002 was $39.0 million, compared to $41.5 million in 2001. This decrease was primarily due to higher capital expenditures associated with our acquisition of Narco Medical Services, Inc. in 2001, partially offset by higher capital expenditures for movable medical equipment in 2002. Net cash used in financing activities was ($1.2) million in 2002, compared to $9.8 million in net cash provided by financing activities in 2001. This decrease was primarily due to reductions in debt due to strong cash flows, and borrowings to finance our acquisition of Narco Medical Services, Inc. in 2001.

In connection with our 2003 recapitalization, we issued $260.0 million of our senior notes. The notes accrue interest at a rate of 10.125% per year, payable on May 1 and November 1 of each year. In October 2003, we entered into a new senior secured credit facility, consisting of up to $100,000,000 (subject to borrowing base availability) revolving credit facility with General Electric Capital Corporation and other lenders. Interest on loans outstanding under our revolving credit facility is payable at a rate per annum, selected at our option, equal to the base rate margin (which is the banks’ base rate plus 1.75%) or the adjusted LIBOR rate (which is the LIBOR rate plus 3.00%). The revolving credit facility, which terminates on October 17, 2008, contains certain covenants including restriction and limitations on dividends, capital expenditures, liens, leases, incurrence of debt, transactions with affiliates, investments and certain payments, and on mergers, acquisitions, consolidations and asset sales. As of December 31, 2003, we had outstanding $260.0 million of our senior notes and had borrowed $10.5 million under our revolving credit facility.

Our substantial indebtedness could:

•	limit our ability to make investments in technology and infrastructure improvements:

•	make it more difficult for use to satisfy our obligations with respect to the notes;

•	limit our ability to make or integrate acquisitions;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the cash flow available to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt;

•	limit our ability to borrow additional funds to fund working capital, capital expenditures, acquisitions or other needs; and

•	make us vulnerable to increases in interest rates.

If we are unable to generate sufficient cash flow from operations in order to service our debt, we will be forced to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing our debt or seeking additional equity capital. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are unable to repay our debt at maturity, we may have to obtain alternative financing, which may not be available to us.

Off-Balance Sheet Arrangements and Contractual Obligations

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPE”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2003, we are not involved in any material unconsolidated SPE transactions.

The following is a summary, on a pro forma basis, as of December 31, 2003, of our future contractual obligations (in thousands):

Contractual Obligations	2004	2005	2006	2007	2008	Thereafter	Total
Long-term debt	$322	$312	$—	$—	$—	$260,000	$260,634
Interest on senior notes	26,325	26,325	26,325	26,325	26,325	74,588	206,213
Operating leases	3,492	2,336	1,649	1,051	700	470	9,698

Purchase commitments	2,537	—	—	—	—	—	2,537

Total contractual obligations	$32,676	$28,973	$27,974	$27,376	$27,026	$335,057	$479,082

Other commercial commitments Stand by letter of credit	$600	—	—	—	—	—	$600

Based on the level of operating performance expected in 2004, we believe our cash from operations, together with expected additional borrowings under our new senior secured credit facility in 2004, will meet our liquidity needs during 2004, exclusive of any borrowings that we may make to finance potential acquisitions. Availability under our new senior secured credit facility as of December 31, 2003 was approximately $72 million, representing our borrowing base of $83.8 million and borrowings of $11 million at that date. At our expected level of borrowing for 2004, the current availability under our new senior secured credit facility would be sufficient to meet our liquidity needs for the next four years, exclusive of any expenditures made for acquisitions. However, our levels of borrowing may be further restricted by the financial covenants set forth in our new senior secured credit facility and the indenture governing the notes.

Our expansion and acquisition strategy may require substantial capital. Sufficient funding for such acquisitions may not be available under our existing revolving credit facility, and we may not be able to raise any necessary additional funds through bank financing or the issuance of equity or debt securities on terms acceptable to us, if at all.

COVENANTS UNDER NEW SENIOR SECURED CREDIT FACILITY

Our new senior secured credit facility contains covenants which restrict and limit our ability and the ability of our future subsidiaries, if any, with respect to, among other things:

•	Entering into merger or similar transactions. We and our subsidiaries are generally precluded from forming or acquiring any subsidiary, entering into any merger or acquiring all or substantially all of the assets or stock of any other entity, subject to certain limited exceptions. If we or a subsidiary are permitted to form an subsidiary, that subsidiary will be required to guarantee our obligations under our new senior secured credit facility.

•	Making investments, loans and advances. We and our subsidiaries are generally not permitted to make investments, or make loans or advances, in any other entity other than:

•	extensions of credit in the ordinary course of business;

•	investments in certain cash equivalent investments, including, without limitation, certain securities maturing within 360 days that are issued or fully guaranteed by the United States government, certain certificates of deposit, eurodollar time deposits and bank deposits, certain repurchase obligations of lenders under our new senior secured credit facility, certain commercial paper, certain securities backed by standby letters of credit and certain specified shares of money market mutual or similar funds;

•	loans and advances to our or any of our subsidiaries’ officers and employees for travel, entertainment and relocation expenses in the ordinary course of business not to exceed $1,000,000;

•	investments by us in any of our subsidiaries, and investments among our subsidiaries;

•	specified investments held by us on October 17, 2003;

•	specified intercompany indebtedness;

•	investments (including, without limitation, debt obligations) that we and our subsidiaries receive in connection with the bankruptcy proceedings of our suppliers and customers and in settlement of other disputes arising in the ordinary course of business;

•	promissory notes we acquire in connection with specified asset sales;

•	identified acquisitions permitted under our new senior secured credit facility; and

•	other additional investments entered into by us and our subsidiaries not exceeding $1,000,000 at any time outstanding.

•	Incurring indebtedness. We and our subsidiaries are generally only entitled to incur debt to the extent such debt is:

•	secured by purchase money security interests and capital leases permitted under our senior secured credit facility:

•	incurred under our new senior secured credit facility;

•	outstanding under the indenture governing the notes in an amount not to exceed $300 million;

•	related to unfunded pension fund and other employee benefit plan obligations to the extent they are permitted to remain unfunded under applicable law;

•	specified existing indebtedness:

•	(a) owed by us to any of our subsidiaries which is also a guarantor under our new senior secured credit facility or (b) owed by any of our subsidiaries to us or any other guarantor under our new senior secured credit facility;

•	incurred under any interest rate agreements or similar agreements;

•	owed to another entity arising in connection with an acquisition permitted under our new senior secured credit facility, not to exceed $10 million at any time outstanding and subject to other specified limitations;

•	subordinated debt which we owe to JWC Fund I, JWC Fund III or Halifax; and

•	additional indebtedness owed by us and our subsidiaries not exceeding $4,000,000 in aggregate principal amount at any time outstanding.

In addition, neither we nor any of our subsidiaries are permitted to incur any indebtedness (other than our obligations under our new senior secured credit facility) under any “Credit Facilities” (as defined in the indenture governing the notes), and we and our subsidiaries are prohibited from repaying any amount in respect to certain specified indebtedness.

•	Entering into affiliate transactions. We and our subsidiaries are generally not permitted to enter into transactions with any affiliates that are not on an arm’s length basis. However, this restriction does not apply to:

•	advances to our or our subsidiaries’ officers or employees to the extent permitted under our new senior secured credit facility;

•	restricted payments (including dividends and other distributions) to the extent permitted under our new senior secured credit facility;

•	transactions between us and our subsidiaries to the extent permitted under our new senior secured credit facility;

•	employment arrangements entered into in the ordinary course of business with our and our subsidiaries’ members of the board of directors and officers;

•	our new stockholders’ agreement; and

•	the payment of management fees to the extent permitted under our new senior secured credit facility.

•	Changing our capital structure or the nature of our business. We and our subsidiaries are generally not permitted to:

•	make any changes in any of our business objectives or operations that could in any way adversely affect the repayment of loans or any of our other obligations under our new senior secured credit facility;

•	make any change in our capital structure, including the issuance or sale of any shares of stock, warrants or other securities convertible into stock, with limited exceptions;

•	amend our charter or bylaws in a manner that would adversely affect General Electric Capital Corporation or the lenders under our new senior secured credit facility or our ability to repay our obligations under our new senior secured credit facility; and

•	engage in any business other than the business we are currently engaged in and other related businesses, including, without limitation, the leasing of medical equipment.

•	Incurring guaranteed indebtedness. Subject to limited exceptions, neither we nor our subsidiaries are permitted to incur guaranteed indebtedness except to the extent such indebtedness is:

•	incurred by endorsement of items of payment for deposit to our or any of our subsidiaries’ general account;

•	guaranteed indebtedness incurred for the benefit of us or any of our subsidiaries if the primary obligation is expressly permitted by our new senior secured credit facility

•	certain specified guaranteed indebtedness in existence on October 17, 2003;

•	any guaranty or other similar agreement in favor of General Electric Capital Corporation in connection with the transactions contemplated by our new senior secured credit facility; and

•	any unsecured guaranty or other similar agreement in favor of the holders of the initial notes, to the extent required by the indenture governing the notes.

•	Granting liens. We and our subsidiaries are generally only entitled to grant liens, or permit them to exist, to the extent such liens are:

•	for taxes or assessments or other governmental charges not yet due and payable or which are being contested in accordance with the terms of our new senior secured credit facility;

•	pledges or deposits of money securing statutory obligations under workmen’s compensation, unemployment insurance, social security or public liability laws or similar legislation (excluding liens under ERISA);

•	pledges or deposits of money which secure bids, tenders, contracts (other than contracts for the payment of money) or leases to which we or any of our subsidiaries are a party as lessee made in the ordinary course of business;

•	inchoate and unperfected workers’, mechanics’ or similar liens arising in the ordinary course of business, so long as they attach only to equipment, fixtures and/or real estate;

•	carriers’, warehousemen’s, suppliers’ or other similar possessory liens arising in the ordinary course of business and securing liabilities in an outstanding aggregate amount not in excess of $250,000, so long as such liens attach only to inventory;

•	deposits securing surety, appeal or customs bonds in proceedings to which we or any of our subsidiaries are a party;

•	any attachment or judgment lien not constituting an event of default under our new senior secured credit facility;

•	zoning restrictions, easements, licenses or other restrictions on the use of any real estate or other minor irregularities with respect to title to real estate, subject to certain limitations;

•	presently existing or future liens in favor of General Electric Capital Corporation, on behalf of the lenders under our new senior secured credit facility;

•	licenses, leases or subleases granted to other persons not interfering in any material respect with our business or any of our subsidiaries’ businesses;

•	bankers’ liens, rights of setoff and similar liens incurred on deposits made in the ordinary course of business;

•	liens arising from precautionary UCC financing statements regarding operating leases;

•	specified liens in existence on October 17, 2003;

•	liens created by conditional sale or other title retention agreements (including capital leases) or in connection with purchase money indebtedness with respect to certain equipment and fixtures acquired by us or any of our subsidiaries in the ordinary course of business, involving the incurrence of not more than $10 million and subject to specified exceptions; and

•	other liens securing indebtedness not in excess of $500,000 at any time outstanding.

•	Selling stock and assets. We and our subsidiaries are generally not permitted to dispose of any of our property, business or assets (including, without limitation, receivables and leasehold interests), or in the case of any of our subsidiaries, such subsidiary may not issue or sell any shares of such subsidiary’s capital stock to any person other than to us or any of our wholly-owned subsidiaries, except for:

•	the disposition of inventory, equipment and leases in the ordinary course of business, other than obsolete or worn out property;

•	the disposition of obsolete or worn out property in the ordinary course of business for proceeds consisting of not less than (a) 75% cash and (b) indebtedness evidenced by promissory notes;

•	other dispositions of assets not described above for proceeds consisting of not less than (a) 75% cash and (b) indebtedness evidenced by promissory notes, subject to certain dollar amounts;

•	the lease by us and our subsidiaries (as lessee) and license of real or personal property in the ordinary course of business (so long as such lease is not a capital lease not otherwise permitted by our new senior secured credit facility);

•	specified investments, acquisitions and transfers or dispositions of properties;

•	the sale or discount of accounts receivable arising in the ordinary course of business in connection with the collection of such receivables;

•	certain other identified acquisitions and sale-leaseback transactions;

•	the disposition of real estate by us or any of our subsidiaries;

•	the sale or issuance of any of our subsidiaries’ capital stock to us or any of our other wholly-owned subsidiaries; and

•	dispositions of property to us or to any of our wholly-owned subsidiaries.

•	Engaging in sale-leaseback or similar transactions. Neither we nor any of our subsidiaries are permitted to engage in any sale-leaseback, synthetic lease or similar transaction involving any of our assets unless:

•	each such sale-leaseback, synthetic lease and each such similar transaction is an arms-length transaction; and

•	the aggregate consideration we and our subsidiaries receive in connection with the disposition of certain rental equipment, wholesale inventory, repair or replacement parts purchased by us or any of our subsidiaries pursuant to our new senior secured credit facility does not exceed $3,000,000.

•	Canceling our indebtedness. We and our subsidiaries are not permitted to cancel any debt owing to us, except for reasonable consideration negotiated on an arm’s length basis and in the ordinary course of business.

•	Paying dividends or making other distributions. We and our subsidiaries are generally not permitted to pay dividends or make other distributions except:

•	dividends and distributions paid to us by any of our subsidiaries;

•	employee loans and advances permitted under our new senior secured credit facility;

•	payments of management fees pursuant to the management agreements we are party to with J.W. Childs Associates, L.P. and the general partner of Halifax, subject to certain dollar amounts and other limitations;

•	the redemption or repurchase for fair value in cash of our stock (or options to purchase capital stock) from any of our employees upon the death, disability, retirement or other termination of such employee, subject to certain dollar amounts and other limitations;

•	dividends or other distributions made in connection with the recapitalization and in accordance with the terms of the applicable transaction documents; and

•	dividends or other distributions in the form of, or with respect to, certain subordinated promissory notes issued to JWC Fund I, JWC Fund III or Halifax, to the extent permitted to be issued pursuant our new senior secured credit facility.

In addition, neither we nor any of our subsidiaries may enter into an agreement or other obligation (other than our new senior secured credit facility, the related loan documents and the indenture governing the notes) which could require the consent of any person with respect to the payment of dividends or distributions or the making or repayment of intercompany loans by one of our subsidiaries to us.

•	Engaging in speculative transactions. We and our subsidiaries are not permitted to engage in any transaction involving commodity options, futures contracts or similar transactions, except to hedge against fluctuations in commodities prices, the values of foreign currencies receivable, interest swaps, caps or collars.

•	Amending the terms of our subordinated debt and certain agreements. In general, neither we nor any of our subsidiaries are permitted to amend the following:

•	the terms of any subordinated debt if the effect of such amendment is to (a) increase the interest rate; (b) change the due dates of principal or interest payments; (c) change any default provision, event of default provision, redemption or prepayment provision, or add any covenant; (d) grant any collateral to secure payment; (e) grant any security; or (f) change any other term resulting in a material increase in the obligations thereunder;

•	the terms of the indenture governing the notes or the indenture governing our old notes; and

•	certain other agreements, including, without limitation, certain stock purchase agreements and repurchase agreements, the indenture governing the notes, the our new stockholders’ agreement, or the management agreements we are party to with J.W. Childs Associates, L.P. and the general partner of Halifax.

In addition, our new senior secured credit facility requires that we comply with the following financial covenants:

•	Maximum capital expenditures. We and our subsidiaries on a consolidated basis are not permitted to make capital expenditures during the following periods that exceed in the aggregate the following amounts (subject to certain adjustments):

Fiscal Year Ending	Amount
December 31, 2003	$42,500,000
December 31, 2004	$53,500,000
December 31, 2005	$62,000,000
December 31, 2006	$74,000,000
December 31, 2007	$86,000,000
December 31, 2008 and each fiscal year thereafter	$100,000,000

Our capital expenditures for the year ended December 31, 2003 were $40.1 million.

•	Minimum interest coverage ratio. We and our subsidiaries must maintain on a consolidated basis at each date set forth below, a ratio of EBITDA (as defined in our new senior secured credit facility) to interest expense (as defined in our new senior secured credit facility) of not less than (a) 2.00 to 1.0 for the twelve month periods ending December 31, 2003, March 31, 2004, June 30, 2004 and September 30, 2004; (b) 2.15 to 1.0 for the twelve month periods ending December 31, 2004, March 31, 2005, June 30, 2005 and September 30, 2005; (c) 2.25 to 1.0 for the twelve month periods ending December 31, 2005, March 31, 2006, June 30, 2006 and September 30, 2006; (d) 2.50 to 1.0 for the twelve month periods ending December 31, 2006, March 31, 2007, June 30, 2007 and September 30, 2007; and (e) 2.75 to 1.0 for each twelve month period ending December 31, 2007 and each March 31, June 30, September 30, and December 31 thereafter. Our interest coverage ratio for the year ended December 31, 2003 was 3.00 to 1.0.

•	Maximum total leverage ratio. We and our subsidiaries must maintain on a consolidated basis at each date set forth below, a ratio of funded debt (as defined in our new senior secured credit facility) to EBITDA (as defined in our new senior secured credit facility) of not more than (a) 4.75 to 1.0 as of, and for, each of the twelve month periods ending December 31, 2003, March 31, 2004, June 30, 2004 and September 30, 2004; (b) 4.60 to 1.0 as of, and for, each of the twelve month periods ending December 31, 2004, March 31, 2005, June 30, 2005 and September 30, 2005; (c) 4.35 to 1.0 as of, and for, each of the twelve month periods ending December 31, 2005, March 31, 2006, June 30, 2006 and September 30, 2006; (d) 4.00 to 1.0 as of, and for, each of the twelve month periods ending December 31, 2006, March 31, 2007, June 30, 2007 and September 30, 2007; and (e) 3.75 to 1.0 as of, and for, each of the twelve month periods ending December 31, 2007 and each March 31, June 30, September 30 and December 31 thereafter. Our total leverage ratio for the year ended December 31, 2003 was 4.20 to 1.0.

Our new senior secured credit facility is secured by substantially all of our assets and the assets of some of our future subsidiaries, if any, and by a pledge of all of the capital stock of some of our future subsidiaries, if any.

On October 17, 2003, we terminated our former revolving credit facility prior to the closing of our new senior secured credit facility.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” requiring the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS No. 143 was effective for fiscal years beginning after June 15, 2002. The adoption of the provisions of this statement did not affect our financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement was to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Effective January 1, 2003, we adopted the provisions of SFAS 146, which had no impact on our financial statements.

FASB Interpretation No. (FIN”) 46 as amended by FIN 46 R, “Consolidation of Variable Interest Entities- an Interpretation of ARB No. 51.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 R applies immediately to entities created after December 31, 2003. For variable interest entities created before December 31, 2003, FIN 46 R is effective for the first period beginning after December 15, 2004. We do not believe that the adoption of FIN 46 R will have a material effect on our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based compensation – Transition and Disclosure – as Amendment to FAS 123.” SFAS 148 provides two additional transition methods for entities that adopt the preferable fair value based method of accounting for stock based compensation. In addition, the statement requires disclosure of comparable information for all companies regardless of whether, when or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS No. 123, which provides for additional transition methods, are effective for periods beginning after December 15, 2002. The transition methods were not applicable to us as we continue to account for stock options using the intrinsic value method. We adopted the additional disclosure provisions of this statement in the first quarter of 2003.

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30,

2003. The adoption of SFAS No. 149 did not have a material impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. SFAS No. 150 was effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it was effective on July 1, 2003. The adoption of SFAS No. 150 did not have a material effect on our financial position or results of operations.

In May 2003, the FASB Emerging Issues Task Force reached a final consensus on EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The EITF addresses how to account for multiple-deliverable revenue arrangements and focuses on when a revenue arrangement should be separated into different revenue-generating deliverables or “units of accounting” and if so, how the arrangement considerations should be allocated to the different deliverables or units of accounting. The provisions of EITF 00-21 will be effective for revenue arrangements entered into at the beginning of the first interim period after June 15, 2003. We do not believe the adoption of the EITF had an impact on our financial position or results or operations.

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (SAB No. 104”), Revenue Recognition, which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 had no impact on our financial position or results of operations.

In December 2003, the FASB issued a revision to SFAS 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which requires additional disclosures to those in the original statement about the assets, obligations, cash flows, and period benefit cost of defined benefit pension plans and other defined benefit postretirement plans. We have adopted the new disclosure requirements which are included in the notes to the financial statements.

ITEM 7A:	Quantitative and Qualitative Disclosures About Market Risk

Our primary exposure to market risk is interest rate risk associated with our debt instruments. We use both fixed and variable rate debt as sources of financing. As December 31, 2003, we had approximately $271.1 million of total debt outstanding, of which $10.5 million was bearing interest at variable rates approximating 5.8%. A 2.0% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $1.1 million and $1.4 million for the years ended 2003 and 2002, respectively. As of December 31, 2003, we had no other significant material exposure to market risk.

We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes. Historically, we have not engaged in hedging activities, and have no current intention to do so.

ITEM 8:	Financial statements and supplementary data

Financial Statements

Quarterly Results

The following table sets forth certain unaudited quarterly financial data for 2003 and 2002. In our opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth therein. The operating results for any one quarter are not necessarily indicative of results for any future period.

Selected Quarterly Financial Information

(Unaudited)

(dollars in thousands)

	Year Ended December 31, 2003
	March 31	June 30	September 30	December 31
Total revenues	$42,556	$41,984	$41,845	$44,620
Gross profit	$20,242	$18,523	$17,760	$19,082
Gross margin	47.6%	44.1%	42.4%	42.8%
Net income (loss)	$2,637	$1,310	$1,030	$(24,503)
Net cash provided by (used in)operating activities	6,845	13,850	8,521	(13,259)
Net cash used in investing activities	(11,515)	(8,095)	(9,565)	(7,594)
Net cash provided by (used in) financing activities	$4,670	$(5,755)	$1,044	$20,853

	Year Ended December 31, 2002
	March 31	June 30	September 30	December 31
Total revenues	$38,388	$38,258	$37,683	$39,437
Gross profit	$18,062	$18,124	$16,982	$17,989
Gross margin	47.1%	47.4%	45.1%	45.6%
Net income (loss)	$1,974	$1,457	$1,141	$(4,790)
Net cash provided by operating activities	6,100	12,598	7,029	14,459
Net cash used in investing activities	(9,410)	(9,060)	(8,284)	(12,202)
Net cash provided by (used in) financing activities.	$3,310	$(3,538)	$1,255	$(2,257)

The Report of the Independent Accountants, Financial Statements and Schedules are set forth on pages F-1 to F-25 of this report.

ITEM 9:	Changes in and disagreements with accountants on accounting and financial disclosure

None.

ITEM 9A:	Controls and procedures

With the participation of management, our chief executive officer and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the chief executive officer and chief financial officer have concluded that, as of the end of such period our disclosure controls and procedures were effective.

During the fiscal year ended December 31, 2003, there was no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10:	Directors and executive officers of the registrant

The following table sets forth our executive officers and directors, their ages and the positions currently held by them:

Name	Age	Position
David E. Dovenberg	59	Chairman of the Board of Directors and Non - Executive Chairman
Gary D. Blackford	46	President and Chief Executive Officer and Director
John A. Gappa	44	Senior Vice President, Finance and Chief Financial Officer
Walter T. Chesley	49	Senior Vice President, Human Resources
David G. Lawson	47	Senior Vice President, Technology, Marketing and Facilities
Joseph P. Schiesl	51	Senior Vice President, Medical Equipment Outsourcing
Jeffrey L. Singer	42	Senior Vice President, Asset Optimization
Timothy R. Travis	46	Senior Vice President, Technical and Professional Services
Michael N. Cannizzaro	54	Director
David W. Dupree	50	Director
Steven G. Segal	43	Director
Mark J. Tricolli	32	Director
Brent D. Williams	36	Director
Edward D. Yun	36	Director
Samuel B. Humphries	61	Advisory Director

David E. Dovenberg has been Chairman of our Board since 2001 and became Non - Executive Chairman on January 1, 2004. Mr. Dovenberg was our President and Chief Executive Officer from 1998 to 2002. He joined us in 1988 as Vice President, Finance and Chief Financial Officer. Prior to joining us, he had been with The Prudential Insurance Company of America since 1969. From 1979 to 1988, he was a regional Vice President in the area of corporate investments in private placements for Prudential Capital Corporation. He is a member of the Healthcare Financial Management Association. He is also a member of the Board of Directors of Lund International Holdings, Inc., a manufacturer of appearance accessories for light trucks, sport utility vehicles and vans. He holds a Masters degree in Economics.

Gary D. Blackford has been President, Chief Executive Officer and a member of the board of directors since 2002. Prior to joining us, Mr. Blackford was Chief Executive Officer for Curative Health Services from September 2001 to March 2002 and, prior to that, for Shop for School.com from June 1999 to June 2001. He also served as Chief Operating Officer of Value Rx from 1994 to 1996; Chief Operating Officer and Chief Financial Officer of MedIntel from 1993 to 1994; and holds a Bachelors of Business Administration degree, a Juris Doctor degree and Certified Public Accountant certificate.

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

Walter T. Chesley joined us in 2003 as our Senior Vice President, Human Resources. He has over 25 years of human resources experience, most recently with Children’s Hospitals and Clinics, the largest pediatric health care provider in the upper Midwest, where he was Vice President, Human Resources and Chief Administrative Officer from 2000 to 2003. From 1997 to 2000, Mr. Chesley was Vice President, Human Resources for Ceridian Corporation, a leading provider of human resources management, payroll outsourcing, tax filing and benefits administration services. Prior to that, he was Assistant Vice President of the Dunn & Bradstreet Corporation and Reuben H. Donnelley directory publishing division. Mr. Chesley has a Bachelor of Science degree in Communications and Public Relations from Boston University and a Juris Doctor degree from the American University Washington College of Law.

David G. Lawson has been Senior Vice President of Technology, Marketing and Facilities since September 2002. He has over 20 years of technology experience, 12 of those in the healthcare/financial services industries with ValueRx, EBP Healthplans, North Central Life Insurance, Norwest Technical and Curative Health Services. He was Chief Administrative Officer of Curative Health Services from October 2001 to March 2002. Prior to that, he was Chief Operating Officer and Chief Technology Officer for Shop for School, Inc. from April 1999 to September 2001. Prior to that, he was Chief Information Officer of ValueRx from December 1995 to April 1998. Early in his career he spent four years as a management consultant with Deloitte and Touche and five years with Best Products Limited. He holds a Bachelor of Arts in Hospital Administration.

Joseph P. Schiesl has been Senior Vice President, Medical Equipment Outsourcing Services since February 2003. Mr. Schiesl has over 25 years of experience in health care services businesses. Prior to joining us, Mr. Schiesl was Chief Executive Officer of Thinking Networks, Inc., an internet protocol software services start-up from February 2001 to December 2001. Prior to that, Mr. Schiesl was President of ViTec, Inc., an e-health software services company, from April 1999 to August 2000. From December 1995 to April 1998, Mr. Schiesl was President, Pharmacy Benefit Management Services of ValueRx. Prior to tenure at ValueRx, Mr. Schiesl was Executive Vice President at MedIntel Systems. He holds a Bachelor of Arts in Economics.

Jeffrey L. Singer has been Senior Vice President, Asset Optimization since 2003. From 1999 to 2003, he was Vice President, Purchasing and Logistics and prior to that was Vice President of Alternate Care—West from 1998 to 1999. Prior to joining us, he was Chief Executive Officer of Home Care Instruments, Inc. from 1991 to 1998, and held various other positions at HCI from 1986 to 1991. He holds a Bachelor of Science in Marketing and Logistics.

Timothy R. Travis has been Senior Vice President, Technical and Professional Services since February 2003. From 2001-2003, he was Vice President of Equipment Lifecycle Services. Prior to joining us, he was General Manager for Narco Medical Services, Inc. from 1994 to 2001, and held various other positions at Narco Medical Services, Inc. from 1985 to 1994. He holds a Bachelor of Science in Political Science.

Michael N. Cannizzaro has been a director since May 2001. He has been Chairman and Chief Executive Officer of National Nephrology Associates, Inc. since May 2003 and a director since July 1999. He has also been an Operating Partner of J.W. Childs Associates, L.P. since 2001. Prior to that, he was President and Chief Executive Officer of Beltone Electronics Corporation from 1998 to 2000. Prior to that, he was President of Caremark International’s Prescription Service Division from 1994 to 1997; Vice President, Business Development of Caremark’s Nephrology Service Division from April 1994 to September 1994; and President of Leica North America from 1993 to 1994. Prior to that, he held numerous positions in general management at Baxter Healthcare Corporation from 1976 to 1993, including the position of President of various divisions. He is also Chairman of the Board of Insight Health Services Corp. and a director of Baxter Credit Union.

David W. Dupree became a director on October 17, 2003. He is a Managing Director and Managing Partner of The Halifax Group, L.L.C. which he founded in January 1999. Prior to joining The Halifax Group, Mr. Dupree was a Managing Director and Partner with The Carlyle Group, a global investment firm located in Washington, D.C. Mr. Dupree currently serves on the board of directors of Whole Foods Markets, Inc. and Insight Health Services Corp., and is Chairman of National Packaging Solutions Group, Inc.

Steven G. Segal has been a director since February 1998. He is a founding Partner of J.W. Childs Associates, L.P. and has been at Childs since 1995. Prior to that time, he was an executive at Thomas H. Lee Company from 1987, most recently holding the position of Managing Director. He is also a director of Jillian’s Entertainment Corp., National Nephrology Associates, Inc., Insight Health Services Corp. and The NutraSweet Company.

Mark J. Tricolli became a director on October 17, 2003. He is a Vice President of J.W. Childs Associates, L.P. and has been at J.W. Childs since July 2000. Prior to that, he was an Associate in the Merchant Banking Division of Goldman, Sachs & Co. from August 1999 to June 2000. Prior to that, he was pursuing a degree in business school from 1997 to 1999. During the summer of 1998, he worked at Donaldson, Lufkin & Jenrette. He is also a director of Equinox Holdings, Inc. and InSight Health Services Corp.

Brent D. Williams became a director on October 17, 2003. He is a Managing Director of The Halifax Group, L.L.C. and has been with The Halifax Group since its formation in October 1999. Prior to joining The Halifax Group, he was a Director in PaineWebber’s Merchant Banking Division, which he helped to establish from January 1999 to September 1999. Prior to that, he was a Director in PaineWebber’s Investment Banking division from August 1995 to December 1998. He joined PaineWebber from Smith Barney Inc., where he had similar responsibilities. He is also a director of National Packaging Solutions Group, Inc. and an advisory board member of the Center For Private Equity Finance at the University of Texas at Austin.

Edward D. Yun has been a director since February 1998. He is a Partner of J.W. Childs Associates, L.P. and has been at Childs since 1996. From 1994 until 1996 he was an Associate at DLJ Merchant Banking, Inc. He is also a director of Jillian’s Entertainment Corp., Pan Am International Flight Academy, Inc., National Nephrology Associates, Inc., Equinox Holdings, Inc., Chevys, Inc., Hartz Mountain Corporation and Insight Health Services Corp.

Samuel B. Humphries became an advisory director on October 17, 2003, and in such capacity, does not vote on matters before the board of directors. Mr. Humphries served as a director from 1991 to February 1998 and from April 1998 until October 17, 2003. He has been Managing Director of The Executive Advisory Group since December 1998. He has also been Managing Director and on the board of Ascent Medical Technology Fund since October 1998. Prior to that he was President and Chief Executive Officer of American Medical Systems from 1988 to 1991 and from 1998 to 1999, and President and Chief Executive Officer of Optical Sensors Inc. from 1991 to 1998. He is also a director of LifeSpex Medical, Urometrics Medical Inc., Inlet Medical Inc. and Uroplasty, Inc.

BOARD COMMITTEES

Compensation Committee. Our board of directors has a compensation committee consisting of certain of our directors. The members of the compensation committee are Samuel B. Humphries, David E. Dovenberg, David W. Dupree and Edward D. Yun. Mr. Humphries is the chairman but, as an advisory director, does not vote on matters before such committee. Our compensation committee makes recommendations to the board of directors concerning executive compensation and administers our stock option plans.

Audit Committee. Our audit committee consists of Samuel B. Humphries, Mark J. Tricolli and Brent D. Williams. Mr. Humphries is the chairman but, as an advisory director, does not vote on matters before such committee. Action taken by our audit committee is required to be taken by unanimous vote. Our audit committee is responsible for reviewing the adequacy of our system of internal accounting controls; reviewing the results of the independent accountants’ annual audit, including any significant adjustments, management judgments and estimates, new accounting policies and disagreements with management; reviewing our audited financial statements and discussing the statements with management; reviewing the audit reports submitted by the independent accountants; reviewing disclosures by independent accountants concerning relationships with our company and the performance of our independent accountants and annually recommending independent accountants; adopting and annually assessing our charter; and preparing such reports or statements as may be required by securities laws.

Under current rules of public trading markets, such as NASDAQ and the New York Stock Exchange, our current audit committee would not be deemed to be comprised solely of independent directors, since one of our audit committee members is associated with JWC Fund I and JWC Fund III, and one of our audit committee members is associated with Halifax. Our board of directors has determined that the audit committee does not have an “audit committee financial expert” as that term is defined in the SEC regulations because our board of directors did not believe that any of the members of the audit committee met the specific qualifications of an “audit committee financial expert.” However, our board of directors has determined that all of the members of the audit committee are able to read and understand fundamental financial statements and that our audit committee has the financial sophistication and valuable business knowledge necessary to fulfill the duties and the obligations of the audit committee. Our board of directors has concluded that the appointment of an additional director to the audit committee is not necessary at this time.

Executive Committee. The executive committee of our board of directors consists of four of our directors. The members of the executive committee are David E. Dovenberg, Gary D. Blackford, David W. Dupree and Steven G. Segal. Mr. Dovenberg is the chairman. Our executive committee is responsible for such matters as our board of directors may determine from time to time.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mr. Yun became a member of our compensation committee on October 17, 2003. Mr. Yun is a party to the stockholders’ agreement we entered into in connection with the recapitalization. Mr. Yun is also an affiliate of JWC Fund I and JWC Fund III, which are also parties to that stockholders’ agreement. JWC Fund III entered into a stock purchase agreement with us. Mr. Yun is also an affiliate of J.W. Childs Associates, L.P., which has entered into a management agreement with us.

Mr. Dupree, who became a member of our compensation committee, is an affiliate of Halifax, which, in connection with the recapitalization, entered into a stock purchase agreement with us and also entered into the new stockholders’ agreement with us on October 17, 2003. In addition, the general partner of Halifax entered into a management agreement with us On October 17, 2003.

For a further description of the transactions between the foregoing members of our compensation committee, their affiliates and us, see “Item 13-Certain relationships and related transactions,” below.

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

CODE OF CONDUCT

We have adopted a code of conduct for all employees, directors and officers, and a code of ethics for our Chief Executive Officer and senior financial officers. Our code of conduct and code of ethics can be found at our internet website, www.uhs.com., and are attached as Exhibits 14.1 and 14.2 to this 10-K.

ITEM 11:	Executive compensation

Director Compensation

None of Mr. Dovenberg, directors who are employees or directors who are affiliated with JWC Fund I or Halifax receives any compensation directly for serving on our board of directors. Our advisory director is entitled to receive a $5,000 retainer per quarter, $1,000 for each meeting of our board of directors attended in person, $500 for each meeting of our board of directors attended telephonically, $500 for each committee meeting attended and $1,250 per quarter for serving as the chairman of our audit committee. In addition, our advisory director will be entitled to receive grants of stock options.

Summary compensation table

The following table sets forth information regarding executive compensation with respect to our chief executive officer and the other five most highly compensated executive officers for the last three completed fiscal years.

	Annual compensation			Long-Term Compensation Awards Securities Underlying Options (2)
Name and principal position	Year	Salary	Bonus(1)		All other compensation(3)
David E. Dovenberg Chairman of the Board of Directors(4)	2003 2002 2001	$290,569 286,780 234,862	$177,247 247,500 151,600	— — —	$5,195,051 5,500 5,250
Gary D. Blackford President and Chief Executive Officer(5)	2003 2002	326,932 153,813	159,543 110,740	— 4,445,460	377,817 2,309
Robert H. Braun Senior Vice President, Sales and Marketing(6)	2003 2002 2001	37,299 173,384 163,687	— 72,000 116,800	— — —	962,837 292,917 4,870
John A. Gappa Senior Vice President and Chief Financial Officer	2003 2002 2001	192,601 180,588 175,784	64,618 89,500 118,000	— — —	647,090 5,419 5,250
Randy C. Engen(7) Vice President of Sales - East	2003 2002 2001	151,611 141,158 137,313	54,201 63,350 95,700	— — —	1,518,375 4,577 4,515
Andrew R. Amicon(8) Senior Vice President, National Accounts and Disposable Sales	2003 2002 2001	156,949 149,805 141,304	56,110 74,000 97,260	— — —	668,900 4,392 4,042

(1)	The amounts shown in this column represent annual bonuses earned for the fiscal year indicated. Such bonuses are paid approximately three months after the end of such fiscal year.

(2)	The stock options shown in this column for 2003, 2002 and 2001 were all granted pursuant to our 1998 stock option plan. In connection with the recapitalization, we repurchased these options and terminated our 1998 stock option plan.

(3)

The amounts shown in this column represent (i) contributions by us for the named executive officers to the UHS Employees’ Long Term Savings Plan for the fiscal year indicated and includes severance payments paid to Mr. Amicon and Mr. Engen and

(ii) amounts paid to executives in connection with the repurchase of stock options in the recapitalization.

(4)	Mr. Dovenberg became Chairman of the Board in 2001.

(5)	Mr. Blackford joined us as President and Chief Executive Officer in 2002.

(6)	Mr. Braun retired effective December 31, 2002.

(7)	Mr. Engen’s employment ended on December 31, 2003.

(8)	Mr. Amicon’s employment ended on December 31, 2003.

Stock Options

During the year ended December 31, 2003, no options were granted to the Chief Executive Officer or any of the executive officers named in the “Summary Compensation Table” above. In connection with our October 2003 recapitalization, all options previously issued to these officers were repurchased and no stock options were outstanding at December 31, 2003.

Pension Plan

The following table sets forth various estimated maximum annual pension benefits under our qualified non-contributory defined benefit pension plan, on a straight life annuity basis, based upon Social Security benefits now available, assuming retirement at age 65 at various levels of compensation and specified remuneration and years of credited service. Amounts shown are subject to Social Security offset.

Remuneration	Years of Credited Service
	5	10	20	30
$100,000	$6,008	$12,016	$24,032	$30,040
$125,000	8,008	16,016	32,032	40,040
$150,000	10,008	20,016	40,032	50,040
$200,000	14,008	28,016	56,032	70,040
$300,000	14,008	28,016	56,032	70,040

A participant’s remuneration covered by the pension plan is his or her average salary (as reported in the Summary Compensation Table) for the five consecutive plan years in which the employee received his or her highest average compensation, subject to IRS limits. As of December 31, 2003, Messrs. Dovenberg, Blackford, Braun, Gappa, Engen and Amicon had 14.7, 0.5, 27.4, 3.1, 23.6, and 4.5 years of credited service, respectively, under the pension plan.

Future benefit accruals for all participants were frozen as of December 31, 2002. Additional service or compensation changes of participants after that date are not considered for purposes of computing participant accrued benefit, however, accumulated service after December 31, 2002, continues to be taken into account for purposes of determining a participant’s vested interest and entitlement to an early retirement subsidy and certain death benefits.

Severance Plan

We have adopted a severance plan for the President and each Senior Vice President and Vice President (excluding Mr. Dovenberg, Mr. Blackford and Mr. Gappa, Mr. Chesley, Mr. Schiesl and each other executive whose severance arrangements are contained in his employment agreement), which entitles them to certain payments in the event of a termination of employment with us, excluding termination for cause and voluntary resignation other than for good reason (as defined in the plan). Upon a qualifying termination, the executive will continue to receive, as severance, payment of his or her base salary and medical and dental benefits for 12 months. If the executive finds other employment prior to the 12 month anniversary of termination, the base salary will be reduced by the value of the compensation received from the new employer during that 12-month period and the medical and dental benefits will be discontinued if comparable benefits are provided by the new employer through the end of that 12-month period. If the executive’s termination was due to resignation for good cause, the executive will also receive a prorated portion of the bonus earned for the then current fiscal year. The severance payments are subject to the executive’s execution of a general release and other agreements containing confidentiality, noncompetition and nonsolicitation obligations. As long as Mr. Dovenberg’s, Mr. Blackford’s, Mr. Gappa’s, Mr. Chesley’s and Mr. Schiesl’s employment agreements are still in force, their respective severance arrangements are included in their employment agreement rather than being governed by the severance plan. The severance plan may be modified by our chief executive officer and our board of directors.

EMPLOYMENT AGREEMENTS

We have an employment agreement with Mr. Dovenberg, effective January 1, 2004, pursuant to which Mr. Dovenberg is Non - Executive Chairman of the Board. Under this employment agreement, Mr. Dovenberg is entitled to an annual base salary of $150,000 for the 2004 fiscal year, $125,000 for the 2005 fiscal year and $100,000 for the 2006 fiscal year and until the earlier of the termination of his employment on June 2009. In addition, Mr. Dovenberg will be granted options to purchase shares of our common stock. Mr. Dovenberg is not entitled to receive any bonus under this employment agreement. If Mr. Dovenberg’s employment is terminated by reason of disability or without cause (as defined in the agreement), Mr. Dovenberg, or his legal representatives, will be entitled to an annual payment of $100,000 from the date of termination through June 30, 2009. If

Mr. Dovenberg’s employment is terminated for cause, by reason of death or following a “Change of Control” by an unrelated third party, he will not be entitled to any benefits or payments that would otherwise be due to him under the agreement, other than payments for services previously rendered. In addition, this agreement contains confidentiality, noncompetition and nonsolicitation provisions.

“Change of Control” is defined in the agreement to include the acquisition (other than by us, JWC Fund I, a fiduciary holding securities under our employee benefit plans, or by a subsidiary or other corporation owned by our stockholders in the same proportions as their ownership of our stock) of substantially all of our assets or of beneficial ownership of securities representing more than 50% of our combined voting power or, prior to a public offering, more than 50% of our outstanding shares of common stock.

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

“Change of Control” is defined substantially as set forth above. The agreement also provides that if Mr. Blackford receives payments under the agreement that would subject him to any federal excise tax due under Sections 280G and 4999 of the Internal Revenue

Code, then he will also receive a cash “gross-up” payment so that he will be in the same net after-tax position that he would have been in had such excise tax not been applied.

We also have an employment agreement with John A. Gappa which would have expired on November 15, 2003, but has been renewed for one year, and is subject to automatic one-year renewals, unless terminated by either party. Under the agreement, Mr. Gappa is entitled to an annual base salary of $170,000, subject to annual adjustments based on changes in the consumer price index and board of directors review, and a bonus of up to 100% of his annual base salary based on achievement of financial targets. Under the agreement, if Mr. Gappa’s employment is terminated by reason of death or disability, Mr. Gappa, or his legal representatives, will be entitled to continued payment of salary and benefits for a six-month period from the date of termination. If Mr. Gappa’s employment is terminated by us without cause or by him for good reason (as defined in the agreement), he will be entitled to a prorated bonus for the fiscal year in which the termination occurred, and to continued payment of his base salary for a 12-month period from the date of termination. Payments and benefits under the agreement to Mr. Gappa within this 12-month period would be reduced by the value of the compensation from his subsequent employment during this 12-month period. If Mr. Gappa’s employment is terminated for cause or he resigns without good reason, he will not be entitled to any benefits or payments that would otherwise be due to him under the agreement, other than payments for services previously rendered. In addition, the agreement contains confidentiality, noncompetition and nonsolicitation provisions.

We also have an employment agreement with Joseph P. Schiesl. Under the agreement, Mr. Schiesl is entitled to an annual base salary of $230,000, subject to annual adjustments based on board of directors review, a bonus based on achievement of financial targets and stock options that vest upon achievement of financial measures. If Mr. Schiesl’s employment is terminated by reason of his death or disability, Mr. Schiesl, or his legal representatives, will be entitled to continued payments of salary and benefits for a 12-month period from the date of termination. If Mr. Schiesl’s employment is terminated for cause or he resigns without good reason (as defined in the employment agreement), he will not be entitled to any benefits or payments that would otherwise be due to him under the employment agreement, other than payments for services previously rendered. We will continue to pay Mr. Schiesl his base salary and provide his benefits for a period of 12 months from the date of termination plus a lump sum payment equal to the amount of the bonus that would have been payable to Mr. Schiesl during such year of termination had we achieved 100% of the applicable financial targets for such year, in the event that his employment is:

•	terminated by us without cause or by him for good reason (as defined in the agreement); or

•	terminated by us without cause or he resigns for good reason (as defined in the agreement) within six months prior to, or 24 months following, a “Change of Control” (substantially as defined above) or terminated by him for any reason during the 30-day period following the six month anniversary of such Change of Control.

We also have an employment agreement with Walter T. Chesley. The terms of Mr. Chesley’s employment agreement are substantially identical to those of Mr. Schiesl’s employment agreement, except that Mr. Chesley is entitled to an annual base salary of $170,000.

BENEFIT PLANS

2003 Stock Option Plan

In connection with the recapitalization and our repurchase of all of our outstanding options previously issued under the 1998 stock option plan which we terminated on December 8, 2003, we adopted a new stock option plan under which we intend to issue options beginning in 2004. The 2003 stock option plan provides for the grant of incentive stock options to any of our full or part-time employees, including officers and directors who are also employees. The exercise price for the incentive stock options equals the estimated fair market value of our common stock on the date such options were granted, as determined by our board of directors. We may also grant stock options to non-employee directors and consultants or independent contractors providing services to us. The exercise price for the nonqualifying options will generally be equal to the fair market value of our common stock on the date such options are granted, as determined by our board of directors; however, the board will have discretion to issue such options at exercise prices lower than fair market value. The plan will be administered by the compensation committee of our board of directors. Under the plan, the committee has the authority to select the persons to whom awards are granted, to determine the exercise price, if any, and the number of shares of common stock covered by such awards, and to set other terms and conditions of awards, including any vesting schedule. Our board of directors is permitted to amend, alter, suspend, discontinue or terminate the plan at any time, and the committee or the board is permitted to amend or terminate any outstanding award, except that an outstanding award may not be amended or terminated without the holder’s consent if such amendment or termination would adversely affect the rights of the holder.

While the terms of the options to be granted under this plan will be determined at the time of grant, we expect that our employee stock options will expire ten years after grant and will be comprised of two general types: (1) options with fixed vesting schedules and (2) options that vest upon the achievement of established performance targets.

ITEM 12:	Security ownership of certain beneficial owners and management and related stockholder matters

The following table shows information known to us with respect to the beneficial ownership of our common stock as of December 31, 2003, by

•	each person (or group of affiliated persons) known by us to be the owner of more than 5% of our outstanding common stock;

•	each of our directors and our advisory director;

•	certain of our executive officers; and

•	all of our directors and executive officers and our advisory director as a group.

Beneficial ownership is determined in accordance with rules of the SEC, and includes generally voting power and/or investment power with respect to securities. Except as otherwise noted, the persons or entities named have sole voting and investment power with respect to those shares shown as beneficially owned by them. Unless otherwise indicated, the principal address of each of the stockholders below is c/o Universal Hospital Services, Inc., 3800 American Boulevard West, Suite 1250, Bloomington, Minnesota 55431-4442.

Beneficial owner	Number of shares beneficially owned(1)	Percentage of shares beneficially owned
Steven G. Segal(2)(3)	91,837,881	74.8%
Michael N. Cannizzaro(2)(3)	91,837,881	74.8%
Edward D. Yun(2)(3)	91,837,881	74.8%
Mark J. Tricolli(2)(3)	91,837,881	74.8%
J.W. Childs Equity Partners, L.P(2)	52,859,339	43.1%
JWC UHS Co-invest LLC(2)	3,978,542	3.2%
JWC Co-invest III LLC(2)	737,531	*
David E. Dovenberg(4)	6,650,724	5.4%
David W. Dupree(5)(6)	20,000,000	16.3%
Brent D. Williams(6)(7)	20,000,000	16.3%
Jeffrey L. Singer	1,112,681	*
Gary D. Blackford(8)	1,295,460	1.1%
John A. Gappa	120,000	*
Samuel B. Humphries	210,484	*
J.W. Childs Equity Partners III, L.P.(2)	34,262,469	27.9%
Halifax Capital Partners, L.P.(5)	20,000,000	16.3%
All officers, directors and advisory directors as a group (16 persons)	121,476,830	98.9%

*	Less than 1%.

(1)	Except as indicated by footnote, the persons named in the table above have the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)	The address for these stockholders is c/o J.W. Childs Associates, L.P., 111 Huntington Avenue, Boston, Massachusetts 02199-7610.

(3)	Includes 52,859,339 shares of common stock held by JWC Fund I, 34,262,469 shares of common stock held by JWC Fund III, 737,531 shares of common stock held by JWC Co-invest III LLC and 3,978,542 shares held by JWC UHS Co-invest LLC which this stockholder may be deemed to beneficially own by virtue of his position with J.W. Childs Associates, L.P., an affiliate of JWC Fund I, JWC Fund III and, JWC Co-invest III LLC and JWC UHS Co-invest LLC.

(4)	Includes 54,000 shares of common stock held by Mr. Dovenberg’s son and 2,788,092 shares of common stock held by Mr. Dovenberg’s wife which may be deemed to be beneficially owned by Mr. Dovenberg.

(5)	The address for these stockholders is c/o The Halifax Group, 1133 Connecticut Avenue, N.W., Suite 725, Washington, D.C. 20036.

(6)	Includes 20,000,000 shares of common stock held by Halifax Capital Partners, L.P. which this stockholder may be deemed to beneficially own by virtue of his position with The Halifax Group L.L.C.

(7)	The address for this stockholder is c/o The Halifax Group, 200 Crescent Court, Suite 1040, Dallas, Texas 75201.

(8)	Includes 545,460 shares of common stock held by Mr. Blackford’s wife which may be deemed to be beneficially owned by Mr. Blackford.

Equity Compensation Plans

The following table summarizes as of December 31, 2003 the shares of our common stock subject to outstanding awards or available for future awards under our equity compensation plans and arrangements.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (excluding shares reflected in the first column)
Equity Compensation Plans Approved by Stockholders	—	$1.00	17,120,691	(1)
Equity Compensation Plans Not Approved by Stockholders	—	—	—

Total	—	$1.00	17,120,691

(1)	Represents shares remaining available under our 2003 stock option plan.

ITEM 13:	Certain relationships and related transactions

Preferred Stock and Warrants

On August 17, 1998, we issued 6,000 shares of our series A preferred stock to an affiliate of JWC Fund I, the holder of approximately 68% (including affiliates) of our common stock on a fully-diluted basis prior to the recapitalization. The series A preferred stock was redeemed in full, plus accrued dividends, with the proceeds of our issuance of 6,246 shares of our series B preferred stock and a warrant to purchase 2,940,000 shares of our common stock, which we issued on December 18, 1998 for an aggregate purchase price of approximately $6.2 million. All of the series B preferred stock was subject to mandatory redemption on the earlier to occur of (i) the first date after a change in control on which all of our old notes were repaid, retired or redeemed and we were permitted to redeem the series B preferred stock in conformance with the terms of other agreements or instruments with respect to capital stock or indebtedness or (ii) August 17, 2008. The series B preferred stock was redeemable by us at any time in an amount equal to any accrued and unpaid dividends on such series B preferred stock plus a per share redemption price.

The warrant was exercisable at any time, in whole or in part, from December 18, 1998 until August 17, 2008 at an exercise price of $.01 per share. The number of shares issuable under the warrant was subject to certain antidilution adjustments in the event that (i) we declared a dividend or other distribution on any class of capital stock payable in our common stock, (ii) we issued options, rights or warrants to all holders of our common stock, (iii) we initiated a stock split or reclassification of our common stock, (iv) we entered into a consolidation or sale of all or substantially all of our assets or (v) we repurchased any of our common stock from JWC Fund I.

As described below under “— Repurchase of Outstanding Securities,” in connection with the recapitalization, we repurchased the warrants and the outstanding shares of our series B preferred stock on October 17, 2003. In February 2004, we canceled our Series B preferred stock and we are no longer authorized to issue any such shares.

Former Stockholders’ Agreement

Prior to the recapitalization, all of our stockholders, including each executive officer and director who owned common stock, and the stockholders affiliated with JWC Fund I, were parties to a stockholders’ agreement governing aspects of the relationship among the parties and their ownership of our common stock. Under the agreement, stockholders were restricted from transferring their shares of common stock, except in certain instances. In the event of the termination of employment of a stockholder who was a member of management, we, or another stockholder designated by us, could have purchased shares of common stock held by the terminated employee. If we chose not to purchase the shares held by the terminated employee, the employee could have forced us to purchase the shares of common stock held by the employee. In addition, the agreement permitted certain stockholders to “tag along,” or participate, in the sale of shares of our common stock by a stockholder. For example, if one stockholder entered into a transaction to sell or otherwise dispose of such stockholder’s interest in our common stock or in vested options to acquire our common stock, all other stockholders then had the right to participate in such transaction on a pro rata basis. The agreement also granted the stockholders affiliated with JWC Fund I the right to “drag along” other stockholders in the event that they wanted to sell their shares of our common stock in a change of control to an unaffiliated third party. For example, if stockholders holding a majority of our common stock and vested options to acquire our common stock decided to sell at least 50% of such common stock and vested options, these stockholders could have forced all other stockholders to participate in such sale on a pro rata basis. Under the agreement, the stockholders had the right to participate pro rata in a registration statement that we prepared to effect the registration of shares of our common stock held by JWC Fund I. In connection with the recapitalization, this agreement was amended and restated as described under “— New Stockholders’ Agreement” below.

New Stockholders’ Agreement

In connection with the recapitalization, on October 17, 2003, our former stockholders’ agreement was amended and restated. The stockholders of our recapitalized company, including each executive officer, director and employee who owns common stock, are parties to that agreement. Under this new stockholders’ agreement, stockholders, other than stockholders affiliated with JWC Fund I or JWC Fund III, are restricted from transferring their shares of common stock, except in certain instances. Subject to certain limited exceptions, in the event that any stockholder, other than stockholders affiliated with JWC Fund I or JWC Fund III, proposes to transfer shares of common stock, we and/or the stockholders affiliated with JWC Fund I, JWC Fund III and/or Halifax (as applicable) will have a right of first refusal to purchase all (but not less than all) of the shares of common stock proposed to be sold on the same terms and conditions as apply to the proposed transferee. This right of first refusal will terminate upon the consummation of our initial public offering. In addition, this stockholders’ agreement permits certain stockholders to “tag along,” or participate, on a pro rata basis, in any sale by the stockholders affiliated with JWC Fund I or JWC Fund III of more than 5% of the total common stock equivalents (as defined) held by them on October 17, 2003, subject to certain limited exceptions. This stockholders’ agreement also grants the stockholders affiliated with JWC Fund I or JWC Fund III the right, subject to certain limited exceptions, to “drag along” the other stockholders in the event that they decide to sell at least 50% of the total common stock equivalents then held by them by requiring the other stockholders to participate in such sale on a pro rata basis. Furthermore, starting on the fifth anniversary of October 17, 2003, and on each anniversary thereafter, the stockholders affiliated with JWC Fund III, on the one hand, and the stockholders affiliated with Halifax, on the other hand, will have the right to cause us to consummate a sale constituting a change of control. However, this demand sale right may not be exercised if the proposed sale would not yield an internal rate of return, or IRR, to the party not exercising the demand sale right of at least 25%. After the demand sale right has been exercised, it may be blocked by the non-exercising party if, based on the per share price to be paid by the third-party acquirer, an IRR of at least 25% would not be achieved. In addition, the party not exercising the demand sale right will have a blocking right of first refusal to purchase all, but not less than all, of the common stock then held by the party exercising the demand sale right. This stockholders’ agreement also grants to the stockholders affiliated with JWC Fund I, the stockholders affiliated with JWC Fund III and the stockholders affiliated with Halifax the right, subject to customary exceptions, to cause us to effect the registration of common stock held by them, in which case the other stockholders will have the right, subject to customary cut-backs, to participate pro rata in such registration. The stockholders affiliated with Halifax may request only one demand registration and we will be obligated to effect the Halifax demand registration only after our initial public offering has been consummated and after the first demand registration requested by stockholders affiliated with JWC Fund I and/or JWC Fund III (as applicable) has been completed. In addition, all stockholders signatory to the stockholders’ agreement have the right, subject to customary cut-backs, to participate pro rata in a registration statement that we prepare to effect the registration of common stock for our own account. Under this stockholders’ agreement, the stockholders affiliated with JWC Fund I or JWC Fund III have the right to designate an unspecified number of directors to serve on our board of directors (including directors constituting a majority of our board of directors), the stockholders affiliated with Halifax have the right to designate two directors to serve on our board of directors (for so long as Halifax owns 5% or more of our common stock equivalents) and the other stockholders have agreed to vote their shares of common stock to elect these designees. The stockholders affiliated with Halifax (both by virtue of the two directors to be designated by them and in their capacity as stockholders) have a veto right over certain material transactions, which veto right will terminate when the stockholders affiliated with Halifax own less than 5% of our common stock equivalents. Subject to certain customary exceptions, in the event that we offer to sell any common stock equivalents after the date of the stockholders’ agreement, each stockholder affiliated with JWC Fund I or JWC Fund III, on the one hand, and each stockholder affiliated with Halifax, on the other hand, will have the right to purchase that number of shares offered by us so as to maintain their respective proportionate ownership interests.

Management Agreements

Prior to the recapitalization, we were party to a management agreement with J.W. Childs Associates, L.P. (of which Mr. Segal and Mr. Yun are Partners, Mr. Cannizzaro is an Operating Partner and Mr. Tricolli is a Vice President) under which we were obligated to pay J.W. Childs Associates, L.P. an annual management fee of $240,000 in consideration of its ongoing provision of certain consulting and management advisory services. Payments under this management agreement could be made only to the extent permitted by our previous revolving credit facility and the indenture governing our old notes. In connection with the recapitalization, we entered into an amendment to this management agreement which provides for the payment of an annual management fee of $360,000. Such payment may be made only to the extent permitted by our new senior secured credit facility and the indenture governing the notes.

In addition, in connection with the recapitalization, we entered into a management agreement with Halifax GenPar, L.P., the general partner of Halifax, pursuant to which we will pay to Halifax GenPar, L.P. an annual management fee of $120,000 in consideration of its ongoing provision of certain consulting and management advisory services. Payments under this management agreement may be made only to the extent permitted by our new senior secured credit facility and the indenture governing the notes. Mr. Dupree is a Managing Director and Mr. Williams is a Principal of The Halifax Group.

Stock Purchase Agreement

Pursuant to a stock purchase agreement, on October 17, 2003, we sold an aggregate of 55 million shares of our common stock to JWC Fund III, JWC Co-invest III LLC (an affiliate of JWC Fund III) and Halifax, for a purchase price of $1.00 per share, or aggregate consideration of $55.0 million. In addition, pursuant to the stock purchase agreement, on October 17, 2003, we sold 750,000 shares of our common stock to our Chief Executive Officer for a purchase price of $1.00 per share, or aggregate consideration of $750,000. In addition, pursuant to the stock purchase agreement, on October 28, 2003, we sold an aggregate of 397,200 shares of our common stock to certain other members of our senior management, including John A. Gappa, Samuel B. Humphries, Walter T. Chesley, David G. Lawson, Joseph P. Schiesl and Timothy R. Travis, for a purchase price of $1.00 per share, or aggregate consideration of $397,200. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Manners” for information regarding the ownership interests of JWC Fund III, Halifax and our other principal stockholders. JWC Fund III is an affiliate of JWC

Fund I, the holder of approximately 68% (including affiliates) of our common stock on a fully-diluted basis prior to the recapitalization. JWC Fund I and JWC Fund III share the same general partner, and Messrs. Segal, Tricolli and Yun are officers of that general partner. In addition, certain of our directors are officers of The Halifax Group. The stock purchase agreement contains customary representations, warranties and covenants. The consummation of the transactions contemplated by the stock purchase agreement is subject to customary indemnification obligations, except that in the event that we are liable for the payment of damages under the stock purchase agreement, we will make payment either by issuing additional shares of our common stock (in the case where the purchasers have not suffered direct damages, for example, if a claim for indemnification is based on the diminution of our value) or by making payment in cash (in the case where the purchasers have suffered direct damages, for example, if a third party claim has been asserted against them, or to the extent that the issuance of additional shares of our common stock would trigger an ownership change under Section 382 of the Internal Revenue Code). If we make payment of damages by issuing additional shares of our common stock, the equity held by stockholders other than the purchasers will be reduced to the extent of such damages and the equity held by the purchasers will be proportionately increased relative to their aggregate investment of approximately $55.8 million. In connection with Halifax’s equity investment, we paid to Halifax GenPar, L.P. a closing fee in the amount of $400,000.

Repurchase of Outstanding Equity Securities

In connection with the recapitalization, on October 28, 2003, we repurchased or canceled 64,565,844.84 shares of our common stock and options exercisable into 37,770,672 shares of our common stock from current and former employees (including certain of our directors and members of management), and all of the outstanding shares of our series B preferred stock and warrants exercisable into 2,940,000 shares of our common stock, using $102.6 million of the proceeds of the recapitalization. Pursuant to this equity repurchase, we purchased 8,115,384 shares of common stock and options exercisable into 5,621,280 shares of common stock, constituting 5.9% of our outstanding shares of common stock in the aggregate prior to the recapitalization, from David E. Dovenberg, the Chairman of our Board of Directors, and 55,766,424 shares of common stock from JWC Fund I (including affiliates) constituting 40.7% of our outstanding shares of common stock in the aggregate prior to the recapitalization.

ITEM 14:	Principal accountant fees and services

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP for the audit of our annual financial statements for the fiscal years ended December 31, 2002 and December 31, 2003, and fees billed for other services rendered by PricewaterhouseCoopers LLP during the respective periods.

Types of Fees	2002	2003
Audit Fees (1)	$96,250	$314,829
Audit Related Fees (2)	17,120	48,235
Tax Fees (3)	55,794	48,750
All Other Fees (4)	—	—

(1)	Audit fees consist of services rendered for the audit of the annual financial statements, including required quarterly reviews, statutory and regulatory filings or engagements and services that generally only the auditor can reasonably be expected to provide.

(2)	Audit related fees were for assurance and related services related to employee benefit plan and consultations concerning financial accounting and reporting standards.

(3)	Tax fees are for professional services rendered for tax compliance, tax advice and tax planning.

(4)	All other fees are for services other than those in the previous categories.

All decisions regarding selection of independent accounting firms and approval of accounting services and fees are made by our Audit Committee in accordance with the provisions of the Sarbanes-Oxley Act of 2002 and related SEC rules. There are no exceptions to the policy of securing prior approval by our Audit Committee for any service provided by our independent accounting firm.

Less than 50% of the hours expended on PricewaterhouseCooper LLP’s engagement to audit the Company’s financial statements for the fiscal year ended December 31, 2003 were attributed to work performed by persons other than PricewaterhouseCooper LLP’s full-time, permanent employees.

PART IV

ITEM 15:	Exhibits, financial statements, schedule and reports on form 8-K

(a)	The following documents are filed as part of this Report:

1.	Consolidated Financial Statements

Report of Independent Auditors

Balance Sheets as of December 31, 2003 and 2002

Statements of Operations for the years ended December 31, 2003, 2002, and 2001

Statements of Shareholders’ (Deficiency) Equity and Other Comprehensive Loss for the years ended December 31, 2003, 2002, and 2001

Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001

Notes to Financial Statements

2.	Consolidated Financial Statement Schedule required to be filed by Item 8 and Paragraph (d) of this Item 15.

Schedule II -Valuation and Qualifying Accounts

All other supplemental financial schedules are omitted as not applicable or not required under the rules of Regulation S-X or the information is presented in the financial statements or notes thereto.

3.	(a) Exhibits

Number	Description

3.1a	Certificate of Amendment to Certificate of Incorporation of Universal Hospital Services, Inc.*

3.1b	Certificate of Incorporation of Universal Hospital Services, Inc. (Incorporated by reference to Exhibit 3.1b to Form S-1/A filed on September 5, 2001).

3.2a	Amended and Restated Bylaws of Universal Hospital Services, Inc.*

3.3	Certification of Elimination of Series B 13% Cumulative Accruing Pay-In-Kind Preferred Stock of Universal Hospital Services, Inc.***

4.1	Form of certificate of common stock (Incorporated by reference to Exhibit 4.1 to Form S-1/A filed on September 5, 2001).

4.2	Indenture, dated as of February 25, 1998, by and between Universal Hospital Services, Inc. and First Trust National Association as Trustee, relating to our 10.25% Senior Notes Due 2008 (Incorporated by reference to Exhibit (a)(8) to Amendment No. 4 to Schedule 13E-3/A filed on March 9, 1998).

4.3	First Supplemental Indenture, dated as of October 8, 2003, to Indenture, dated as of February 25, 1998, between Universal Hospital Services, Inc. and U.S. Bank National Association (as successor to First Trust National Association) as Trustee, relating to the registrant’s 10.25% Senior Notes due 2008.**

4.4	Indenture, dated as of October 17, 2003, by and between Universal Hospital Services, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to the registrant’s 10.125% Senior Notes due 2011 (including Form of Note).*

4.5	Form of Amended and Restated Stockholders’ Agreement, dated October 17, 2003, by and among Universal Hospital Services, Inc., J.W. Childs Equity Partners III, L.P., JWC Fund III Co-invest LLC, Halifax Capital Partners, L.P. and the other stockholders of Universal Hospital Services, Inc.*

4.6	Exchange and Registration Rights Agreement, dated as of October 17, 2003, among Universal Hospital Services, Inc., Goldman, Sachs & Co,. Credit Suisse First Boston LLC, CIBC World Markets Corp. and Jefferies & Company, Inc.**

4.7	10.125% Senior Notes due 2011 in the aggregate principal amount of $259,880,000.**

4.8	10.125% Senior Note due 2011 in the aggregate principal amount of $120,000.**

4.9	Blanket Issuer Letter of Representations, dated as of October 17, 2003, among Universal Hospital Services, Inc., Wells Fargo Bank, National Association and the Depository Trust Company.**

10.1	Stock Purchase Agreement, dated as of September 26, 2003, among Universal Hospital Services, Inc., J.W. Childs Equity Partners III, L.P., JWC Fund III Co-invest LLC and Halifax Capital Partners, L.P.*

Number	Description

10.2	Amendment No. 1, dated October 17, 2003, to the Stock Purchase Agreement, dated as of September 26, 2003, among Universal Hospital Services, Inc., J.W. Childs Equity Partners III, L.P., JWC Fund III Co-invest LLC and Halifax Capital Partners, L.P.*

10.3	Joinder Agreements to Stock Purchase Agreement executed October 28, 2003.*

10.4	Employment Agreement between Universal Hospital Services, Inc. and David E. Dovenberg, dated July 25, 2001 (Incorporated by reference to Exhibit 10.4 to Form S-1/A filed on September 5, 2001).

10.5	Employment Agreement between Universal Hospital Services, Inc. and John A. Gappa, dated October 18, 1999 (Incorporated by reference to Exhibit 10.4 to Form 10-K filed on March 29, 2000).

10.6	Form of Executive Employment Agreement for all executive officers having Employment Agreements (Incorporated by reference to Exhibit 10.5 to Form S-1 filed on July 6, 1998).

10.7	Universal Hospital Services, Inc. 1998 Stock Option Plan (Incorporated by reference to Exhibit 10.6 to Form S-1 filed on July 6, 1998).

10.8	2003 Stock Option Plan of Universal Hospital Services, Inc.**

10.9	Form of Incentive Stock Option Agreement dated as of March 17, 1998, between Universal Hospital Services, Inc. and certain officers of Universal Hospital Services, Inc. (Incorporated by reference to Exhibit 10.17 to Form 10-K filed on March 31, 1999).

10.10	Form of Non-Incentive Stock Option Agreement dated as of March 17, 1998, between Universal Hospital Services, Inc. and certain directors of Universal Hospital Services, Inc. (Incorporated by reference to Exhibit 10.18 to Form 10-K filed on March 31, 1999).

10.11	Executive Severance Pay Plan dated January 25, 2001 (Incorporated by reference to Exhibit 10.9 to Form 10-K filed on March 14, 2001).

10.12	Form of 2001 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.12 to Form S-1/A filed on September 5, 2001).

10.13	Form of 2001 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.13 to Form S-1/A filed on September 5, 2001).

10.14	Group Purchasing Agreement between AmeriNet, Inc. and Universal Hospital Services, Inc. dated March 31, 1999 (Incorporated by reference to Exhibit 10.15 to Form S-1/A filed on September 5, 2001).

10.15	Supplier Agreement and Letter Agreement between Novation, LLC, Inc. and Universal Hospital Services, Inc. dated November 20, 1998 and November 16, 2000, respectively. (Incorporated by reference to Exhibit 10.16 to Form S-1/A filed on September 5, 2001).

Number	Description

10.16	Group Purchasing Agreement between Premier Technology Management, L.L.C. and Universal Hospital Services, Inc. dated March 1, 1999. (Incorporated by reference to Exhibit 10.17 to Form S-1/A filed on September 5, 2001).

10.17	Employment Agreement, dated as of June 25, 2002, between Universal Hospital Services, Inc. and Gary D. Blackford (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 14, 2002).

10.18	Employment Agreement, dated as of February 14, 2003, between Universal Hospital Services, Inc. and Joseph P. Schiesl.***

10.19	Employment Agreement, dated as of February 25, 2003 between Universal Hospital Services, Inc. and Walter T. Chesley.***

10.20	Employment Agreement between Universal Hospital Services, Inc. and David E. Dovenberg, dated October 17, 2003.*

10.21	Credit Agreement dated as of October 17, 2003 among Universal Hospital Services, Inc., as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, as Lenders, and General Electric Capital Corporation, as Agent, Administrative Agent, Collateral Agent and Lender, PNC Bank, National Association, as Documentation Agent, GECC Capital Markets Group, Inc., as Co-Lead Arranger and Goldman Sachs Credit Partners, L.P., as Syndication Agent and Co-Lead Arranger.***##

12.1	Statement regarding the computation of ratio of earnings to fixed charges.

14.1	Code of Ethics

14.2	Code of Conduct

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Gary D. Blackford Pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John A. Gappa Pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed as an Exhibit to the Quarterly Report on Form 10-Q of Universal Hospital Services, Inc. for the fiscal quarter ended September 30, 2003, and incorporated by reference herein.

**	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-4 and incorporated by reference herein.

***	Previously filed as an Exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 and incorporated by reference herein.

##	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R Sections 200.80(b)(4) and 230.406.

b)	Reports on Form 8-K

We filed a Form 8-K on November 5, 2003, which reported a press release that announced third quarter earnings for 2003. We filed a Form 8-K on October 9, 2003, which reported the press release that announced a private offering.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 5, 2004.

UNIVERSAL HOSPITAL SERVICES, INC.

By	/s/ Gary D. Blackford

Gary D. Blackford President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 5, 2004.

/s/ Gary D. Blackford Gary D. Blackford	President and Chief Executive Officer (Principal Executive Officer)

/s/ John A. Gappa John A. Gappa	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ David E. Dovenberg David E. Dovenberg	Chairman of the Board of Directors and Non-Executive Chairman

/s/ Michael N. Cannizzaro Michael N. Cannizzaro	Director

/s/ David W. Dupree David W. Dupree	Director

/s/ Steven G. Segal Steven G. Segal	Director

/s/ Mark J. Tricolli Mark J. Tricolli	Director

/s/ Brent D. Williams Brent D. Williams	Director

/s/ Edward D. Yun Edward D. Yun	Director

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at beginning of period	Charged to costs and expense	Charged to other accounts	Deductions from reserves	Balance at end of period
Allowance for doubtful accounts:
Year ended December 31, 2003	$1,800,000	$762,292	$75,594	$887,886	$1,750,000
Year ended December 31, 2002	2,000,000	867,387	87,002	1,154,389	1,800,000
Year ended December 31, 2001	1,625,000	1,655,919	76,835	1,357,754	2,000,000

Allowance for inventory obsolescence:
Year ended December 31, 2003	215,000	462,253		408,582	268,671
Year ended December 31, 2002	298,000	304,384		387,384	215,000
Year ended December 31, 2001	$290,448	$377,411		$369,859	$298,000

Universal Hospital Services, Inc.

Index

December 31, 2003 and 2002

Page(s)

Report of Independent Auditors	F-1

Financial Statements

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Shareholders’ (Deficiency) Equity and Other Comprehensive Loss	F4-5

Statements of Cash Flows	F-6

Notes to Financial Statements	F7-F25

Report of Independent Auditors

To the Board of Directors and Shareholders of

Universal Hospital Services, Inc.

In our opinion, the financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Universal Hospital Services, Inc. (the “Company”) at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota

February 13, 2004

Universal Hospital Services, Inc.

Balance Sheets

December 31, 2003 and 2002

	2003	2002
Assets
Current assets
Accounts receivable, less allowance for doubtful accounts of $1,750,000 and $1,800,000 at December 31, 2003 and 2002, respectively	$33,943,513	$29,806,992
Inventories	3,440,614	2,982,972
Deferred income taxes	2,205,000	3,062,000
Other current assets	1,960,592	1,699,840

Total current assets	41,549,719	37,551,804
Property and equipment, net
Movable medical equipment, net	122,930,674	118,408,936
Property and office equipment, net	6,783,873	5,746,428

Total property and equipment, net	129,714,547	124,155,364
Intangible assets
Goodwill	36,348,070	35,608,043
Other, primarily deferred financing costs, net	11,423,289	3,947,445
Other intangibles, net	1,183,136	873,231

Total assets	$220,218,761	$202,135,887

Liabilities and Shareholders’ (Deficiency) Equity
Current liabilities
Current portion of long-term debt	$283,894	$251,646
Accounts payable	13,775,285	11,077,984
Accrued compensation and pension	7,699,233	7,059,704
Accrued interest	5,600,213	4,961,808
Other accrued expenses	2,009,697	1,697,389
Book overdrafts	3,890,324	2,711,792

Total current liabilities	33,258,646	27,760,323

Long-term debt, less current portion	270,798,097	200,554,969
Deferred compensation and pension	3,860,216	4,869,522
Deferred income taxes	2,205,000	3,062,000

Series B, 13% Cumulative Accruing Pay-In-Kind Stock, $0.01 par value; 25,000 shares authorized, 6,246 shares issued and outstanding at December 31, 2002, net of unamortized discount, including accrued stock dividends, no shares issued or outstanding at December 31, 2003	—	9,672,000

Common stock subject to put	—	11,575,549

Commitments and contingencies (Note 9)

Shareholders’ (deficiency) equity
Common Stock, $0.01 par value; 500,000,000 shares authorized, 122,768,962 and 136,731,840 shares issued and outstanding at December 31, 2003 and 2002, respectively	1,227,690	1,367,317
Additional paid-in capital	—	5,770,400
Accumulated deficit	(88,374,907)	(60,106,951)
Deferred compensation	—	(657,527)
Accumulated other comprehensive loss	(2,755,981)	(1,731,715)

Total shareholders’ (deficiency) equity	(89,903,198)	(55,358,476)

Total liabilities and shareholders’ (deficiency) equity	$220,218,761	$202,135,887

The accompanying notes are an integral part of these financial statements.

Universal Hospital Services, Inc.

Statements of Operations

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Revenues
Equipment outsourcing and service	$154,895,497	$141,901,913	$114,354,974
Sales of supplies and equipment and other	16,109,599	11,864,358	11,279,706

Total revenues	171,005,096	153,766,271	125,634,680

Costs of equipment outsourcing and sales
Cost of equipment outsourcing and service	52,420,809	44,910,250	33,576,432
Movable medical equipment depreciation	32,111,031	29,457,577	26,440,809
Cost of supplies and equipment sales	10,865,926	8,241,056	7,854,589

Total costs of equipment outsourcing and sales	95,397,766	82,608,883	67,871,830

Gross profit	75,607,330	71,157,388	57,762,850

Selling, general and administrative
Recapitalization, stock compensation and severance expenses	14,385,409	10,098,654	1,552,795
Terminated initial public offering expenses	—	—	1,240,826
Other selling, general and administrative	46,956,213	43,053,125	38,837,502

Total selling, general and administrative	61,341,622	53,151,779	41,631,123

Operating income	14,265,708	18,005,609	16,131,727
Interest expense	20,244,448	18,126,447	19,634,806
Loss on early retirement of debt	13,272,310	—	—

Loss before income taxes	(19,251,050)	(120,838)	(3,503,079)
Provision for state income taxes	275,000	97,000	55,850

Net loss	$(19,526,050)	$(217,838)	$(3,558,929)

The accompanying notes are an integral part of these financial statements.

Universal Hospital Services, Inc.

Statements of Shareholders’ (Deficiency) Equity and Other Comprehensive Loss

Years Ended December 31, 2003, 2002 and 2001

	Common Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Loss	Total Shareholders’ (Deficiency) Equity
Balances at December 31, 2000	$1,351,493	$1,144,822	$(49,814,982)	$—	$—	$(47,318,667)

Issuance of 168,000 shares of common stock	1,680	92,320	—	—	—	94,000
Stock compensation	—	1,246,904	—	—	—	1,246,904
Deferred compensation	—	1,137,079	—	(1,137,079)	—	—
Amortization of deferred compensation	—	—	—	159,851	—	159,851
Accretion of common stock subject to put	—	(3,614,673)	(148,298)	—	—	(3,762,971)
Preferred stock dividends	—	—	(1,042,059)	—	—	(1,042,059)
Repurchase of 16,800 shares of common stock from employee	(168)	(6,452)	—	—	—	(6,620)
Accretion of detachable warrants issued in connection with preferred stock	—	—	(108,108)	—	—	(108,108)
Net loss	—	—	(3,558,929)	—	—	(3,558,929)

Balances at December 31, 2001	1,353,005	—	(54,672,376)	(977,228)	—	(54,296,599)

Issuance of 1,460,724 shares of common stock	14,607	578,958	—	—	—	593,565
Repurchase of 29,484 shares of common stock	(295)	(11,324)	—	—	—	(11,619)
Stock compensation	—	9,084,240	—	—	—	9,084,240
Accretion of common stock subject to put	—	(3,881,474)	(3,931,105)	—	—	(7,812,579)
Preferred stock dividends	—	—	(1,177,524)	—	—	(1,177,524)
Accretion of detachable warrants issued in connection with preferred stock	—	—	(108,108)	—	—	(108,108)
Amortization of deferred compensation	—	—	—	319,701	—	319,701
Net loss	—	—	(217,838)	—	—
Unrealized loss on minimum pension liability adjustment	—	—	—	—	(1,731,715)
Comprehensive loss						(1,949,553)

Balances at December 31, 2002	1,367,317	5,770,400	(60,106,951)	(657,527)	(1,731,715)	(55,358,476)

Universal Hospital Services, Inc.

Statements of Shareholders’ (Deficiency) Equity and Other Comprehensive Loss

Years Ended December 31, 2003, 2002 and 2001

	Common Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Loss	Total Shareholders’ (Deficiency) Equity
Balances at December 31, 2002	1,367,317	5,770,400	(60,106,951)	(657,527)	(1,731,715)	(55,358,476)
Issuance of 275,535 shares of common stock	2,756	48,007	—	—	—	50,763
Accretion of common stock subject to put	—	(1,132,044)	—	—	—	(1,132,044)
Preferred stock dividends	—	—	(1,071,879)	—	—	(1,071,879)
Accretion of detachable warrants issued in connection with preferred stock	—	—	(87,087)	—	—	(87,087)
Amortization of deferred compensation	—	—	—	169,742	—	169,742
Redemption of detachable warrants	—	(2,937,550)	—	—	—	(2,937,550)
Cancellation of common stock subject to put	—	12,707,593	—	—	—	12,707,593
Issuance of 56,222,200 shares of common stock pursuant to the recapitalization (Note 2)	562,222	55,659,978	—	—	—	56,222,200
Repurchase of 69,965,845 shares of common stock pursuant to the recapitalization (Note 2)	(699,658)	(69,266,187)	—	—	—	(69,965,845)
Repurchase of stock options	—	(850,197)	(7,093,117)	487,785	—	(7,455,529)
Repurchase of 494,770 shares of common stock	(4,947)	—	(489,823)	—	—	(494,770)
Net loss	—	—	(19,526,050)	—	—
Unrealized loss on minimum pension liability adjustment	—	—	—	—	(1,024,266)
Comprehensive loss						(20,550,316)

Balances at December 31, 2003	$1,227,690	$—	$(88,374,907)	$—	$(2,755,981)	$(89,903,198)

The accompanying notes are an integral part of these financial statements.

Universal Hospital Services, Inc.

Statements of Cash Flows

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities
Net loss	$(19,526,050)	$(217,838)	$(3,558,929)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	34,400,725	31,519,634	28,165,258
Amortization of goodwill	—	—	2,730,502
Amortization of deferred financing costs and other intangibles	1,130,711	1,256,012	1,082,894
Accretion of bond discount	414,714	529,412	529,409
Provision for doubtful accounts	762,292	867,387	1,655,919
Noncash stock-based compensation	169,742	9,403,941	1,406,755
Loss on sales and disposals of equipment	180,779	948,732	118,254
Loss on early retirement of debt	5,877,526	—	—
Changes in operating assets and liabilities, net of impact of acquisitions
Accounts receivable	(4,799,403)	(94,729)	(3,069,172)
Inventories and other operating assets	(754,045)	(844,227)	799,935
Accounts payable and accrued expenses	(1,900,365)	(3,182,809)	1,835,282

Net cash provided by operating activities	15,956,626	40,185,515	31,696,107

Cash flows from investing activities
Rental equipment purchases	(33,715,241)	(37,730,695)	(32,817,727)
Property and office equipment purchases	(3,306,404)	(2,132,529)	(1,855,957)
Proceeds from disposition of rental equipment	2,331,448	1,107,780	1,244,401
Acquisitions	(1,875,000)	—	(7,788,009)
Other	(204,193)	(200,364)	(294,146)

Net cash used in investing activities	(36,769,390)	(38,955,808)	(41,511,438)

Cash flows from financing activities
Proceeds under revolving credit facility agreements	70,500,000	59,875,000	65,450,000
Payments under revolving credit facility agreements	(128,714,170)	(63,907,942)	(55,358,480)
Proceeds from issuance of senior notes	260,000,000	—	—
Redemption of senior notes	(135,000,000)	—	—
Proceeds from issuance of common stock, net of issuance costs	56,272,963	593,565	94,000
Repurchase of common stock and options	(77,916,144)	(11,619)	(6,620)
Redemption of Series B preferred stock	(13,768,516)	—	—
Payment of deferred financing costs	(11,739,901)	—	(393,381)
Change in book overdraft	1,178,532	2,221,289	29,812

Net cash provided by (used in) financing activities	20,812,764	(1,229,707)	9,815,331

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents
Beginning of period	—	—	—

End of period	$—	$—	$—

Supplemental cash flow information
Interest paid	$18,841,000	$17,430,000	$19,753,000
Income taxes paid (received)	348,000	97,000	(67,000)

The accompanying notes are an integral part of these financial statements.

Universal Hospital Services, Inc.

Notes to Financial Statements

December 31, 2003 and 2002

1.	Description of Business

Universal Hospital Services, Inc. (the “Company” or “UHS”) is a leading nationwide provider of medical technology outsourcing and services to the health care industry. Their services fall into three general categories: medical equipment outsourcing, technical and professional services, and medical equipment sales and remarketing.

2.	Recapitalization, Financings and Related Transactions

On October 17, 2003, the Company completed an equity recapitalization, new financing and related transactions, all referred to as the recapitalization. In connection with the recapitalization, the Company:

•	Issued $260 million of 10-1/8% senior notes due 2011 (Note 8).

•	Borrowed approximately $11 million under a new revolving credit facility providing up to $100 million in available revolving borrowings (Note 8).

•	Sold an aggregate of 56,147,200 shares of the Company’s newly issued common stock for $1.00 per share.

•	Repurchased all of the Company’s outstanding 10-1/4% senior notes due 2008, totaling $135 million (Note 8).

•	Repaid the outstanding principal balance of approximately $70.3 million under the Company’s existing revolving credit facility (Note 8).

•	Recorded a charge of approximately $13.3 million for the early retirement of debt, including a prepayment penalty of $6.9 million, the write-off of related deferred financing costs of $5.9 million and the write-off of $0.5 million unamortized discount of Series B Cumulative Accruing Pay-In-Kind Stock.

•	Repurchased all of the Company’s outstanding Series B Cumulative Accruing Pay-In-Kind Stock and detachable warrants exercisable into 2,940,000 shares of common stock, for approximately $13.8 million.

•	Repurchased 69,965,845 shares of the Company’s common stock for $1.00 per share.

•	Repurchased options exercisable into 31,170,672 of the Company’s common stock for approximately $18.7 million, of which $7.5 million had been previously expensed as stock compensation costs.

•	Paid fees and expenses of approximately $14.2 million related to the recapitalization of which approximately $11.7 million was capitalized as deferred financing cost and the remaining $2.6 million being expensed as recapitalization costs.

The recapitalization did not result in an accounting change in control; accordingly, all assets and liabilities have continued to be recorded at historical cost.

Universal Hospital Services, Inc.

Notes to Financial Statements

December 31, 2003 and 2002

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

Depreciation and amortization of property and office equipment is provided on the straight-line method over estimated useful lives of 30 years for buildings, the remaining lease term for leasehold improvements, and 3 to 10 years for shop and office equipment. The cost and accumulated depreciation or amortization of property and equipment retired or sold is eliminated from their respective accounts and the resulting gain or loss is recorded in operations.

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a purchase of a business combination. Prior to January 1, 2002, goodwill was amortized on a straight-line basis, ranging from 15 to 40 years. Effective January 1, 2002, the Company ceased amortization of goodwill balances. Goodwill is tested for impairment on an annual basis or at the time of a triggering event in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Fair values are estimated based on the Company’s best estimate of the expected present value of future cash flows compared with the corresponding carrying value of the reporting unit, including goodwill. Currently, the Company has identified one reporting unit under the criteria set forth by SFAS No. 142. The Company performs its annual goodwill impairment testing during its first quarter, the most recent of which indicated no impairment of goodwill.

Universal Hospital Services, Inc.

Notes to Financial Statements

December 31, 2003 and 2002

The pro forma amounts shown below reflect the effect of retroactive application of the nonamortization of goodwill as if the method of accounting had been in effect in the prior periods as follows:

(in thousands of dollars)	2003	2002	2001

Net loss
As reported	$(19,526)	$(218)	$(3,559)
Effect of goodwill amortization	—	—	2,731

As adjusted	$(19,526)	$(218)	$(828)

Other Intangible Assets

Other intangible assets primarily include customer relationships. Other intangible assets are amortized on a straight-line basis over their estimated economic lives that result in a weighted average useful life of 13 years as of December 31, 2003. The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period.

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

Deferred Financing Costs

Deferred financing costs associated with issuing debt are deferred and amortized over the related terms using the straight-line method, which approximates the effective interest rate method. Accumulated amortization was $350,000 and $4,953,601 at December 31, 2003 and 2002, respectively.

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

Universal Hospital Services, Inc.

Notes to Financial Statements

December 31, 2003 and 2002

Fair Value of Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts receivable, accounts payable, accrued liabilities and notes payable, approximates fair value. Interest on notes payable is payable at rates which approximate fair value. The fair value of the senior notes, based on the quoted market price for the same or similar issues of debt, would be approximately $246,350,000 and $142,425,000 at December 31, 2003 and 2002, respectively.

Segment Information

The Company’s business is managed, internally reported as a single segment.

Stock-Based Compensation

The Company measures compensation expense for its stock-based compensation plan using the intrinsic value method under APB 25. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards since 1995, the Company’s net income would have changed to the pro forma amounts indicated below:

(in thousands of dollars)	2003	2002	2001
Net loss, as reported	$(19,526)	$(218)	$(3,559)
Add: Stock-based employee compensation included in reported net income	11,288	9,404	1,410
Less: Total stock-based employee compensation expense under fair value-based method	(11,288)	(10,014)	(417)

Pro forma net loss	$(19,526)	$(828)	$(2,566)

Note 14 to the financial statements contains the significant assumptions used in determining the underlying fair value of options.

Comprehensive Loss

Components of comprehensive loss for the Company include net loss and minimum pension liability adjustments. These amounts are presented in the Statements of Shareholders’ (Deficiency) Equity and Other Comprehensive Loss. No items of other comprehensive loss occurred during the year ended December 31, 2001; hence, comprehensive loss is the same as 2001 net loss reported.

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

Universal Hospital Services, Inc.

Notes to Financial Statements

December 31, 2003 and 2002

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations, requiring the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS No. 143 was effective for fiscal years beginning after June 15, 2002. The adoption of the provisions of this statement did not have a material effect on the Company’s financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement was to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Effective January 1, 2003, the Company adopted the provisions of SFAS No. 146, which had no impact on its financial statements.

FASB Interpretation No. (“FIN”) 46 as amended by FIN 46 R, Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51, as amended, clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 R applies immediately to entities created after December 31, 2003. For variable interest entities created before December 31, 2003, FIN 46 R is effective for the first period beginning after December 15, 2004. The Company does not believe that the adoption of FIN 46 R will have a material impact on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation – Transition and Disclosure – as Amendment to FAS 123. SFAS No. 148 provides two additional transition methods for entities that adopt the preferable fair value based method of accounting for stock based compensation. In addition, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS No. 123, which provides for additional transition methods, were effective for periods beginning after December 15, 2002. The transition methods were not applicable to the Company as it continues to account for stock options using the intrinsic value method. The Company adopted the additional disclosure provisions of this statement in the first quarter of 2003.

In May 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial position or results of operations.

Universal Hospital Services, Inc.

Notes to Financial Statements

December 31, 2003 and 2002

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. SFAS No. 150 was effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it was effective on July 1, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company’s financial position or results of operations.

In May 2003, the FASB Emerging Issues Task Force reached a final consensus on EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The EITF addresses how to account for multiple-deliverable revenue arrangements and focuses on when a revenue arrangement should be separated into different revenue-generating deliverables or “units of accounting” and if so, how the arrangement considerations should be allocated to the different deliverables or units of accounting. The provisions of EITF 00-21 will be effective for revenue arrangements entered into at the beginning of the first interim period after June 15, 2003. The adoption of the EITF did not have an impact on the Company’s financial position or results of operations.

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (“SAB No. 104”), Revenue Recognition, which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 had no impact on the Company’s financial position or results of operations.

In December 2003, the FASB issued a revision to SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which requires additional disclosures to those in the original statement about the assets, obligations, cash flows and periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Company has adopted the new disclosure requirements.

4.	Acquisitions

During 2003, the Company purchased certain assets and license agreements from American Medical Express, Inc. (“AME”) and Respiratory Equipment Specialists (“RES”), for an aggregate purchase price of approximately $1,875,000. The acquisitions were accounted for using the purchase method. Accordingly, the respective aggregate purchase price was allocated to assets acquired based on their estimated fair values and consisted of goodwill of $740,000, intangibles of $547,000 and equipment of $588,000. The operations of the acquired entities have been included in the Company’s results of operations since the date of acquisition historical results of operations of the acquired entities were not material

Universal Hospital Services, Inc.

Notes to Financial Statements

December 31, 2003 and 2002

On October 25, 2001, the Company acquired all of the outstanding capital stock of Narco Medical Services, Inc. (“Narco”), for a purchase price of $7,800,000 in cash. Narco outsources medical equipment and services, primarily to rural acute care providers in seven Midwest locations. Narco has recently developed an Equipment Lifecycle Services program that provides customers with assistance in planning for and acquiring equipment, repair and maintenance, obsolescence analysis and remarketing services. The Company acquired Narco in order to expand its customer base, achieve economies of scale and expand its service offering. The purchase price was determined based on an evaluation of Narco’s assets, liabilities, cash flow potential and comparable prices for similar businesses. The source of funds was from the revolving credit facility.

The acquisition of Narco was accounted for using the purchase method. Accordingly, the respective purchase prices were allocated to assets and liabilities acquired based on their estimated fair values. The estimated fair value of assets and liabilities acquired are as follows:

(in thousands of dollars)

Accounts receivable	$2,218
Inventories	1,063
Movable medical equipment	5,409
Goodwill	850
Other assets	13
Accounts payable and other liabilities	(1,766)

$7,787

The operations of Narco have been included in the Company’s results of operations since the date of acquisitions.

The following summarizes pro forma results of operations, assuming the Narco acquisition noted above occurred at January 1, 2001:

(in thousands of dollars)	2003	2002	2001
Total revenues	$—	$—	$140,365
Net loss	—	—	(3,375)

5.	Book Overdrafts

The Company typically does not maintain cash balances at its principal bank under a policy whereby the net amount of collected balances and cleared checks is, at the Company’s option, applied to or drawn from a revolving credit facility on a daily basis.

Universal Hospital Services, Inc.

Notes to Financial Statements

December 31, 2003 and 2002

6.    Property and Equipment, Net

Property and equipment, net at December 31, consists of the following:

	2003	2002
Movable medical equipment	$280,890,249	$259,433,503
Less: Accumulated depreciation	(157,959,575)	(141,024,567)

Movable medical equipment, net	$122,930,674	$118,408,936

Land	$120,000	$120,000
Buildings and leasehold improvements	3,027,004	2,309,514
Office equipment	13,346,681	11,664,450

	16,493,685	14,093,964
Less: Accumulated depreciation and amortization	(9,709,812)	(8,347,536)

Property and office equipment, net	$6,783,873	$5,746,428

Total property and equipment, net	$129,714,547	$124,155,364

For the years ended December 31, 2003, 2002 and 2001, outsourcing equipment additions, including equipment purchased in acquisitions, were approximately $39,130,000, $37,788,000 and $40,680,000, respectively.

7.    Other Intangible Assets, Net

The Company has the following other intangible assets, net, at December 31:

	2003			2002
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Customer relationships	$1,177,603	$284,467	$893,136	$952,895	$79,664	$873,231
Noncompetes	360,000	70,000	290,000	—	—	—

	$1,537,603	$354,467	$1,183,136	$952,895	$79,664	$873,231

Customer relationships and noncompetes are amortized on a straight-line basis of 15 years and 3 years, respectively. Total amortization expense related to intangible assets for the years ended December 31, 2003, 2002 and 2001, was $274,803, $67,747 and $11,000, respectively.

At December 31, 2003, future estimated amortization expense related to intangible assets will be:

2004	$186,040
2005	186,040
2006	116,040
2007	66,040
2008	66,040
Thereafter	562,936

$1,183,136

Universal Hospital Services, Inc.

Notes to Financial Statements

December 31, 2003 and 2002

The future amortization expense is an estimate. Actual amounts may change from such estimated amounts due to additional intangible asset acquisitions, potential impairment, accelerated amortization, or other events.

8.	Long-Term Debt

Long-term debt at December 31 consists of the following:

	2003	2002
10.125% senior notes	$260,000,000	$—
Revolving credit facility	10,500,000	—
10.25% senior notes due on March 1, 2008, with interest only payments due quarterly, net of unamortized discount of approximately $3,167,000	—	131,832,984
Old revolving credit facility	—	68,150,000
Capital lease obligations	581,991	823,631

	271,081,991	200,806,615
Less: Current portion of long-term debt	(283,894)	(251,646)

Total long-term debt	$270,798,097	$200,554,969

In connection with the recapitalization on October 17, 2003 (Note 2), the Company paid all long-term debt balances outstanding at December 31, 2002, with the exception of the capital lease obligations.

The 10.125% Senior Notes (“Senior Notes”) mature on November 1, 2011. Interest on the Senior Notes accrues at the rate of 10.125% per annum and is payable semiannually on each May 1 and November 1. The Senior Notes are redeemable, at the Company’s option, in whole or in part, on or after November 1, 2007, at specified redemption prices plus accrued interest to the date of redemption. At any time upon an equity offering, as defined in the agreement, the Company can redeem up to 35% of the Senior Notes, at a purchase price equal to 110.125% of the principal amount plus accrued interest to the dates of purchase. In addition, the Senior Notes have a change of control provision which gives each holder the right to require the Company to purchase all or a portion of such holders’ Senior Notes upon a change in control, as defined in the agreement, at a purchase price equal to 101% of the principal amount plus accrued interest to the date of purchase. The Senior Notes have covenants that restrict the incurrence of additional debt, the payment of dividends and the issuance of preferred stock. The Senior Notes are uncollateralized.

The Company has entered into a Revolving Credit Facility which consists of borrowings up to $100,000,000, as defined in the agreement, and terminates on October 17, 2008. Under terms of the agreement, $5,000,000 of the facility is available for letters of credit. At December 31, 2003, $10,500,000 was drawn down on the facility, excluding letters of credit outstanding of $600,000. At December 31, 2003, there was $83,780,955 available under the facility, excluding amounts outstanding and outstanding letters of credit. Borrowings under the Revolving Credit Facility are collateralized by substantially all the assets of the Company.

Universal Hospital Services, Inc.

Notes to Financial Statements

December 31, 2003 and 2002

Interest on amounts outstanding under the Revolving Credit Facility are payable at a rate per annum, selected at the Company’s option, equal to the Base Rate Margin (the Banks’ Base Rate plus 1.75%) or the adjusted Eurodollar Rate Margin (3.00% over the adjusted Eurodollar Rate). The Bank’s Base Rate and the Eurodollar Rate used to calculate such interest rates may be adjusted if the Company satisfies certain leverage ratios. At December 31, 2003, all borrowings were outstanding at the Base Rate Margin (4.0%) plus the applicable margin of 1.75%. Interest on borrowings are paid quarterly or as defined in the agreement. In addition, the Credit Agreement also provides that a commitment fee of 0.75% per annum is payable on the unutilized amount of the Revolving Credit Facility.

The Revolving Credit Facility contains certain covenants including restrictions and limitations on dividends, capital expenditures, liens, leases, incurrence or guarantees of debt, transactions with affiliates, investments or loans, and on mergers, acquisitions, consolidations and asset sales. Furthermore, the Company is required to maintain compliance with certain financial covenants including a maximum total leverage ratio, a minimum interest coverage ratio and maximum capital expenditures. The Credit Agreement also prohibits the Company from prepaying the Senior Notes.

9.	Commitments and Contingencies

Rental expenses were approximately $7,100,000, $7,000,000 and $6,000,000 for the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003, the Company is committed under various noncancellable operating leases for regional sales and service offices and vehicles with minimum annual rental commitments of the following:

2004	$3,491,735
2005	2,335,860
2006	1,649,212
2007	1,050,860
2008	700,705
Thereafter	469,803

$9,698,175

The Company, in the ordinary course of business, could be subject to liability claims related to employees and the equipment that it rents and services. Asserted claims are subject to many uncertainties and the outcome of individual matters is not predictable with assurance. While the ultimate resolution of these actions may have an impact on the Company’s financial results for a particular reporting period, management believes that any such resolution would not have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

Management Agreement

The Company is a party to management agreements with J. W. Childs Associates, L.P. (an affiliate of Childs) (“Childs Associates”) and Halifax Capital Partners, L.P. (“Halifax”) (together “Equity Sponsors”) pursuant to which the Company pays the Equity Sponsors an annual management fee totaling $480,000 in consideration of the Equity Sponsors’ ongoing provision of certain consulting and management advisory services. Payments under these management agreements may be made only to the extent permitted by the Revolving Credit Facility and the Senior Notes. The management agreements are for five-year terms and are automatically renewable for successive extension terms of one year, unless the Equity Sponsors give notice of termination. The Equity Sponsors have agreed to terminate the agreement upon the completion of an initial public offering.

Universal Hospital Services, Inc.

Notes to Financial Statements

December 31, 2003 and 2002

10.	Employee Benefit Plans

The Company sponsors a noncontributory defined benefit pension plan that covers substantially all of its employees. Plan benefits are to be paid to eligible employees at retirement based primarily on years of credited service and on participants’ compensation. The Company uses a December 31 measurement date. Effective December 31, 2002, the Company froze the benefits under the plan.

Change in Benefit Obligation

(in thousands of dollars)	2003	2002
Benefit obligation at beginning of year	$12,662	$14,478
Service cost	—	748
Interest cost	888	1,004
Actuarial gain	1,951	840
Benefits paid	(466)	(380)
Amendment to freeze plan benefits	—	(4,028)

Benefit obligation at end of year	$15,035	$12,662

Change in Plan Assets

(in thousands of dollars)	2003	2002
Fair value of plan assets at beginning of year	$7,792	$8,864
Actual gain (loss) on plan assets	1,707	(1,504)
Benefits paid	(466)	(380)
Employer contribution	2,144	812

Fair value of plan assets at end of year	$11,177	$7,792

(in thousands of dollars)	2003	2002
Funded status	$(3,857)	$(4,870)
Unrecognized net actuarial loss	2,756	1,732

Accrued benefit liability	$(1,101)	$(3,138)

Amounts recognized in the statement of financial position
Accrued benefit cost	$(3,857)	$(4,870)
Accumulated other comprehensive loss	2,756	1,732

Net amount recognized	$(1,101)	$(3,138)

Universal Hospital Services, Inc.

Notes to Financial Statements

December 31, 2003 and 2002

The accumulated benefit obligations in excess of plan assets at December 31 are as follows:

	2003	2002
Projected benefit obligation	$15,034,948	$12,662,280
Accumulated benefit obligation	15,034,948	15,034,949
Fair value of plan assets	11,177,582	7,792,762

At December 31, 2003 and 2002, the accumulated benefit obligations exceed the fair value of plan assets. Therefore, the Company recognized an additional minimum pension obligation in comprehensive income of $1,024,266 and $1,731,745 for 2003 and 2002, respectively.

Plan Assets

Plan asset allocation at December 31 are as follows:

Asset Category	2003	2002
Equity securities	71%	65%
Debt securities	28%	28%
Other	1%	7%

	100%	100%

The pension plan assets are invested with the objective of maximizing long-term returns while minimizing material losses in order to meet future benefit obligations when they come due.

The Company utilizes an investment approach with a mix of equity and debt securities used to maximize the long-term return on plan assets. Risk tolerance is established through consideration of plan liabilities, funded status and corporate financial condition. The investment portfolio consists of a diversified blend of mutual funds and fixed-income investments. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews and annual asset and liability reviews.

Contributions

During 2003, the Company contributed $2,144,000 in cash to the defined benefit pension plan. There are no contributions required to be made to the pension plan for 2004.

Estimated Future Benefit Payments

The following benefit payments are expected to be paid:

2004	$520,000
2005	560,000
2006	600,000
2007	670,000
2008	750,000
2009 to 2013	4,150,000

$7,250,000

Universal Hospital Services, Inc.

Notes to Financial Statements

December 31, 2003 and 2002

Net Periodic Benefit Cost

Components of net periodic benefit cost are as follows:

(in thousands of dollars)	2003	2002	2001
Service cost	$—	$748	$524
Interest cost	888	1,005	914
Expected return on plan assets	(791)	(887)	(858)
Recognized net actuarial gain	10	60	—
Amortization of prior service cost	—	(27)	(27)

Net periodic benefit cost	107	899	553
Curtailment gain	—	(90)	—

Net period benefit costs after curtailment	$107	$809	$553

Plan Assumptions The following weighted average assumptions were used as follows:
	2003	2002	2001
Weighted-average actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	6.25%	6.75%	7.25%
Rate of compensation increase	8.50%	8.50%	8.50%

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	6.75%	7.25%	7.25%
Expected return on assets	8.50%	8.50%	8.50%
Rate of compensation increase	None	4.50%	4.50%

These assumptions are reviewed on an annual basis. In determining the expected return on plan asset assumption, the Company evaluates the long-term returns earned by the plan, the mix of investments that comprise plan assets and forecasts of future long-term investment returns.

The Company also sponsors a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code and covers substantially all of the Company’s employees. Employees may contribute annually up to 25% of their base compensation either before tax (subject to Internal Revenue Service limitation), or after tax. The Company contributes 75% (50% prior to January 1, 2003) of the first 6% of base compensation that an employee contributes. For the years ended December 31, 2003, 2002 and 2001, approximately $1,214,000, $672,000 and $442,000, respectively, was expensed as contributions to the Plan.

Universal Hospital Services, Inc.

Notes to Financial Statements

December 31, 2003 and 2002

During the fourth quarter of 2003 and 2002, the Company agreed to terms for the departure of three executives in each of the years respectively. Under terms of the departures, the Company recorded, as a component of selling, general and administrative expenses, approximately $0.6 million of cash severance expense in 2003 and $1.0 million of cash severance expense as well as noncash compensation of approximately $6.6 million (Note 14) in 2002. At the time of the 2002 departures, the Company extended the term of outstanding stock options for an executive resulting in noncash compensation of approximately $2.5 million. At December 31, 2003 and 2002, the Company had recorded approximately $1.0 million for the cash severances in other accrued expenses in the accompanying balance sheet.

The Company is self-insured for employee health care and workers’ compensation costs. The Company is liable for claims up to $130,000 per family per plan year and aggregate claims up to 125% of expected claims per plan year. The Company is liable for workers’ compensation claims up to $250,000 per individual claim. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and an actuarially determined estimated liability for claims incurred but not reported.

11.	Income Taxes

The provision for income taxes consisted of the following:

	2003	2002	2001
Currently payable
State	$275,000	$97,000	$55,850

Reconciliations between the Company’s effective income tax rate and the U.S. statutory rate follow:

	2003	2002	2001
Statutory U.S. Federal income tax rate	(35.0)%	(34.0)%	(34.0)%
State income taxes, net of U.S. Federal income tax benefit	(4.7)	(4.8)	(4.6)
Goodwill amortization			31.4
Valuation allowance	39.7	69.0	5.0
Minimum state taxes	1.4	50.1	3.8

Effective income tax rate	1.4%	80.3%	1.6%

Universal Hospital Services, Inc.

Notes to Financial Statements

December 31, 2003 and 2002

The components of the Company’s overall deferred tax assets and liabilities at December 31, 2003 and 2002, are as follows:

	2003	2002
Deferred tax assets
Accounts receivable	$691,000	$720,000
Accrued and deferred compensation and pension	1,342,000	7,247,000
Inventories	160,000	130,000
Other assets	886,000	540,000
Net operating loss carryforwards	25,729,000	13,706,000

Deferred tax assets	28,808,000	22,343,000
Valuation allowance	(6,898,000)	(2,061,000)

Net deferred tax assets	21,910,000	20,282,000
Deferred tax liabilities
Accelerated depreciation	20,975,000	19,713,000
Goodwill amortization	935,000	569,000
Other

Total deferred tax liabilities	21,910,000	20,282,000

Net deferred tax liability	$—	$—

At December 31, 2003, the Company had available unused net operating loss carryforwards of approximately $70,000,000. The net operating loss carryforwards will expire at various dates through 2023.

Under Internal Revenue Code of 1986, certain corporate stock transactions into which the Company has entered or may enter in the future could limit the amount of net operating loss carryforwards which may be utilized on an annual basis to offset taxable income in future periods.

12.	Preferred Stock

In connection with the recapitalization (Note 2), the Company redeemed all of the Series B Preferred Stock, along with the warrant to purchase shares of the Company’s stock. In addition, the Company amended the Articles of Incorporation to no longer authorize the issuance of preferred stock.

Prior to the recapitalization, the Company’s amended Articles of Incorporation authorized the issuance of up to 7,000,000 shares of preferred stock, $0.01 par value, with such designations rights and preferences as the Board of Directors of the Company may have determined. The amended Articles of Incorporation stated that 6,965,000 shares were undesignated with the remaining shares being designated to the Series A, 12% Cumulative Convertible Accruing Pay-In-Kind Preferred Stock, and Series B, 13% Cumulative Accruing Pay-In-Kind Preferred Stock.

Universal Hospital Services, Inc.

Notes to Financial Statements

December 31, 2003 and 2002

On December 18, 1998, the Company issued 6,246 shares of Series B 13% Cumulative Accruing Pay-In-Kind Preferred Stock (“Series B Preferred Stock”). The holder of Series B Preferred Stock had no voting rights, and accrued pay-in-kind dividends at the rate of 13% per annum. The Series B Preferred Stock had a mandatory redemption date of the earlier of a change in control as defined, or August 17, 2008, at a redemption price of $1,000 per share plus an amount in cash equal to all dividends outstanding per share. The Series B Preferred Stock could be redeemed by the Company at any time at redemption prices of $1,025 to $1,050 as defined in the Agreement, plus an amount in cash equal to all dividends outstanding per share. In addition, purchasers of the Series B Preferred Stock received a warrant to purchase 2,940,000 shares of the Company’s common stock for $.01 per share. The warrant was exercisable immediately and expired on August 17, 2008.

The estimated fair value of the warrant of $1,000,000 had increased additional paid-in capital and had been reflected as a discount to the carrying value of the Series B Preferred Stock. The discount was being amortized as an additional dividend using the effective interest method over the term of the Series B Preferred Stock.

13.	Shareholders’ Equity

Stock Splits

On December 8, 2003, the Company’s Board of Directors approved an 12-for-1 stock split effected in the form of an 11 for 1 dividend. In addition, the Company amended its Articles of Incorporation to include, among other things, an increase to 500,000,000 of the Company’s authorized shares of common stock. All share information has been retroactively restated to reflect the stock split.

The Company’s Board of Directors approved a .70-for-1 reverse stock split effective October 5, 2001. In addition, the Company amended its articles of incorporation to include, among other things, a reduction of the Company’s authorized shares of common stock to 35,000,000 as of the same date. All share information has been retroactively restated to reflect the stock split.

Shareholders’ Agreement

Prior to the recapitalization, certain management shareholders (as defined) and the Equity Sponsors had entered into a shareholders’ agreement (the “Shareholders’ Agreement”) with the Company. The Shareholders’ Agreement, among other things: (i) restricted the ability of certain shareholders of the Company to transfer their shares of the Company’s common stock; (ii) gave the Company, Equity Sponsors and certain management shareholders certain rights of first refusal with respect to shares of common stock held by certain management holders in the event of the termination of the employment of any such management holder with the Company for any reason; (iii) gave each management holder certain rights, subject to certain limitations imposed by the Revolving Credit Facility, to require the Company to purchase shares of such common stock held by the management shareholders, in the event of the termination of employment with the Company, other than termination for cause or resignation without good reason (as such terms are defined in the Shareholders’ Agreement) at a purchase price based on an EBITDA formula, as defined; and (iv) provided the parties thereto with certain “tag-along,” “drag-along,” and “piggyback” registration rights, as defined. At December 31, 2002, there were 24,127,548 shares subject to put at a price of approximately $0.48 per share. The amount of the redemption value was recorded outside of permanent equity. In connection with the recapitalization, all shares subject to the put provision were repurchased, and the put provision was eliminated from the shareholders’ agreement.

Universal Hospital Services, Inc.

Notes to Financial Statements

December 31, 2003 and 2002

In connection with the recapitalization, the Shareholders’ Agreement was amended and restated. The amended and restated Shareholders’ Agreement, among other things: (i) restricts the ability of certain shareholders of the Company to transfer their shares of the Company’s common stock; (ii) gives shareholders of the Company certain rights of first refusal with respect to shares of common stock; (iii) after October 17, 2008, gives certain Equity Sponsors and their affiliates the right to cause the Company to consummate a sale constituting a change of control if such sales constitutes a minimum return on investment, as defined in the agreement; and (iv) provides the shareholders with certain “tag-along, “drag-along,” and “piggyback” registration rights, as defined.

14.	Stock Option Plans

In February 1998, the Company’s Board of Directors adopted the 1998 Stock Option Plan (the “1998 Plan”). Under the 1998 Plan, the Company could grant incentive stock options and stock options and performance awards to the Company’s employees. A total of 42,000,000 shares were reserved for issuance under the 1998 Plan. Options granted under the 1998 Plan vested in whole or in part within five years from the date granted based on the achievement of certain financial targets. Any unvested options vested eight years following the date of grant, expiring ten years after the grant date. Options were generally granted with option prices based on the estimated fair market value of the Company’s common stock at date of grant as determined by the Company’s board of directors. During the year ended December 31, 2003, the Company recognized $11,287,533 of stock compensation expense related to the repurchase of these stock options.

In connection with the recapitalization (Note 2), the 1998 Plan was terminated, with all options outstanding under the plan being repurchased or terminated. During the year ended December 31, 2003, the Company recognized $11,287,533 of stock compensation expense related to the repurchase of these stock options.

On December 8, 2003, the Company adopted the 2003 Stock Option Plan (“2003 Plan”). Under the 2003 Plan, the Company may grant incentive stock options and stock options and performance awards to the Company’s employees and consultants or independent contractors. A total of 17,120,691 shares are reserved for issuance under the 2003 Plan. Options granted under the plan will vest in whole or in part within four years from the date of grant of for certain grants upon the achievement of certain financial targets. Options are generally granted with option prices based on the estimated fair market values of the Company’s common stock at the date of grant, as determined by the Company’s Board of Directors. As of December 31, 2003 no options had been granted under the 2003 Plan.

Stock option activity with respect to the 1998 Plan for the years ended December 31 are as follows:

	1998 Plan
Shares	2003	2002	2001
Granted	5,400,000	5,645,460	2,289,000
Exercised	(275,535)	(915,276)	—
Terminated	(6,817,665)	(541,524)	(1,432,848)
Repurchased	(31,170,672)	—	—

At December 31
Outstanding	—	32,863,872	28,675,212

Exercisable	—	15,932,489	13,239,636

Universal Hospital Services, Inc.

Notes to Financial Statements

December 31, 2003 and 2002

Weighted-Average Exercise Price Per Share	1998 Plan

	2003	2002	2001
Granted	$1.14	$0.94	$0.70
Exercised	$0.18	$0.10	—
Terminated	$0.21	$0.26	$0.20
Repurchased	$0.50	$0.00	—
At December 31
Outstanding	—	$0.35	$0.23
Exercisable	—	$0.21	$0.14

During the years ended December 31, 2002 and 2001, the Company recognized noncash stock-based compensation expense totaling $9,084,240 and $1,409,735, respectively. The recognition and deferral of stock-based compensation resulted from the extension of certain stock options during 2002 and sale of common stock below the estimated fair value during 2001.

The weighted-average grant-date fair value of options granted under the 1998 Plan during 2003, 2002 and 2001 was $0.42, $0.46 and $0.50, respectively. The weighted-average grant-date fair value of options was determined by using the fair value of each option grant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key assumptions:

	1998 Plan
	2003	2002	2001
Risk-free interest rates	2.97% to 3.96%	4.50% to 3.22%	4.89% to 4.93%
Expected life	6 years	6 years	6 years
Expected volatility	45.00%	45.00%	45.00%
Expected dividends	None	None	None

Universal Hospital Services, Inc.

Notes to Financial Statements

December 31, 2003 and 2002

15.	Noncash Investing and Financing Transactions

•	Rental equipment purchases included in accounts payable at December 31, 2003, 2002 and 2001, were $10,503,000, $5,999,000 and $5,942,000, respectively.

•	Accrued dividends at December 31, 2003, 2002 and 2001, were $1,071,879, $1,177,524 and $1,042,059, respectively.

•	Amortization of bond discount was $414,714, $529,412 and $529,409 for the years ended December 31, 2003, 2002 and 2001, respectively.

•	Accretion of discount on Series B, 13% Cumulative Accruing Pay-In-Kind Stock was $87,087, $108,108 and $108,108 for the years ended December 31, 2003, 2002 and 2001, respectively.

•	Accretion of common stock subject to put was $1,132,044 and $7,812,579 for the years ended December 31, 2003 and 2002, respectively.