Form 10-Q/A
period 2003-09-30
UNIVERSAL HOSPITAL SERVICES INC
filed 2004-04-08
CIK 886171

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

The registrant is filing this Form 10-Q/A-1 to amend Exhibit 10.4 to the registrant’s Form 10-Q for the fiscal quarter ended September 30, 2003 (the “Form 10-Q”). In addition, in connection with the filing of this Form 10-Q/A-1 and pursuant to the rules of the Securities and Exchange Commission, the Registrant is including with this Form 10-Q/A-1 certain currently dated certifications. No other changes have been made to the Form 10-Q and this Form 10-Q/A-1 does not modify or update the disclosure contained in the Form 10-Q in any way other than as discussed above and reflected below.

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

10.3 Joinder Agreements to Stock Purchase Agreement executed October 28, 2003.*

10.4 Credit Agreement dated as of October 17, 2003 among Universal Hospital Services, Inc., as Borrower, the other credit parties signatory hereto, as Credit Parties, the lenders signatory thereto from time to time, as Lenders, and General Electric Capital Corporation, as Agent, Administrative Agent, Collateral Agent and Lender, PNC Bank, National Association, as Documentation Agent, GECC Capital Markets Group, Inc., as Co-Lead Arranger and Goldman Sachs Credit Partners, L.P., as Syndication Agent and Co-Lead Arranger.**

10.5 Form of Amended and Restated Stockholders’ Agreement dated as of October 17, 2003 by and among Universal Hospital Services, Inc., the JWC Holders thereto, the Halifax Holders thereto, the Management Holders thereto and the Additional Holders thereto.*

10.6 Employment Agreement between Universal Hospital Services, Inc. and David E. Dovenberg, dated October 17, 2003.*

12.1 Ratio of Earnings to Fixed Charges.*

2

31.1 Rule 13a-14(a) Certification of Principal Executive Officer

31.2 Rule 13a-14(a) Certification of Principal Financial Officer

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2 Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(a)	Reports on Form 8-K:

The Company filed the following Current Reports on Form 8-K during the quarter ended September 30, 2003.

Date	Item Reported

July 29, 2003	Item 12 – July 28, 2003 news release announcing the Company’s second quarter earnings.

September 16, 2003	Item 7 – September 15, 2003 news release announcing the Company’s pursuing a proposed recapitalization.

September 26, 2003	Item 5 – September 25, 2003 news release announcing the Company’s commenced a cash tender offer for all $135,000,000 outstanding principal amount of its 10 1/4% Senior Notes due 2008.

September 30, 2003	Item 5 – September 29, 2003 news release announcing the Company’s intent to offer, subject to market and other conditions, $250 million aggregate principal amount of senior notes in a private offering.

*	Previously filed.

**	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 under the Securities Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 7, 2004

Universal Hospital Services, Inc.

By	/s/ Gary D. Blackford

Gary D. Blackford,
President and Chief Executive Officer

By	/s/ John A. Gappa

John A. Gappa,
Senior Vice President and Chief Financial Officer

3

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

10.4

Credit Agreement dated as of October 17, 2003 among Universal Hospital Parties, Services, Inc., as Borrower, the other credit parties signatory hereto, as Credit the lenders signatory thereto from time to time, as Lenders, and General Electric Capital Corporation, as Agent, Administrative Agent, Collateral Agent and Lender, PNC Bank, National Association, as Documentation Agent, GECC Capital Markets Group, Inc., as Co-Lead Arranger and Goldman Sachs Credit Partners, L.P., as Syndication Agent and Co-Lead Arranger.**

10.5

Form of Amended and Restated Stockholders’ Agreement dated as of October 17, 2003 by and among Universal Hospital Services, Inc., the JWC Holders thereto, the Halifax Holders thereto, the Management Holders thereto and the Additional Holders thereto.*

10.6	Employment Agreement between Universal Hospital Services, Inc. and David E. Dovenberg, dated October 17, 2003.*

12.1	Ratio of Earnings to Fixed Charges.*

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

*	Previously filed.

**	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 under the Securities Exchange Act.

4