Form 10-K/A
period 2003-12-31
UNIVERSAL HOSPITAL SERVICES INC
filed 2004-04-16
CIK 886171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

This registrant is filing this 10-K/A-1 to amend Item 7, Item 10, Item 11, Item 12 and Item 15 of the registrant’s Form 10-K for the fiscal year ended December 31, 2003 (the “Form 10-K”). In addition, in connection with the filing of this Form 10-K/A-1 and pursuant to the rules of the Securities and Exchange Commission, the registrant is including with this Form 10-K/A-1 certain currently dated certifications. No other changes have been made to the Form 10-K and this Form 10-K/A-1 does not modify or update the disclosure contained in the Form 10-K in any way other than as discussed above and reflected below.

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

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases these estimates on historical experience and other assumptions believed to be reasonable under the circumstances. However, actual results could differ from these estimates. Management believes the critical accounting policies and areas that require more significant judgments and estimates used in the preparation of our consolidated financial statements to be:

•	Useful lives assigned to long-lived and intangible assets;

•	Recoverability of long-lived and intangible assets, including goodwill;

•	Allowance for doubtful accounts;

•	Actuarially determined liabilities; and

•	Various commitments and contingencies.

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

We review long-lived and intangible assets, including goodwill, for impairment annually, or at any time events or circumstances indicate that the carrying value of such assets may not be fully recoverable. For long-lived assets and amortizable intangible assets, an impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the assets compared to its carrying value. For goodwill, an impairment is evaluated based on the fair value of our entire company. Currently, we have identified one reporting unit when we test for goodwill impairment because that is where we believe goodwill naturally resides. If an impairment is recognized, the carrying value of the impaired asset is reduced to its fair value based on discounted estimated future cash flows. This approach uses significant estimates and assumptions including projected future cash flows (including timing), discount rate reflecting the risk inherent in future cash flows, and perpetual growth rate. We perform our annual goodwill impairment test during our first quarter. Our most recent impairment test during the first quarter of 2004 did not indicate an impairment of goodwill. Our impairment test performed during the first quarter of 2004, included SFAS 142 negative cash flows for 2003 of approximately $6,100,000 and assumed approximately $17,600,000 of forecasted positive cash flows for 2004. Based on our current impairment analysis we expect it will take approximately 3 years to generate enough cash flow to recover the carrying value of our goodwill.

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

The measurement of our pension benefit obligation is dependent on a variety of assumptions determined by management. These assumptions affect the amount and timing of future contributions and expenses. The assumptions used in developing the required estimates include discount rate, projected health care costs increases, expected return or earnings on assets, retirement rates and mortality rates. We assume no changes in projected salary costs as the benefits under the plan were frozen in 2002. The discount rate assumption is based on the investment yields available at year-end on corporate long-term bonds. Projected health care cost increases are based on our long-term actual experience, the near-term outlook and assumed inflation. The expected return on plan assets reflects asset allocations, investment strategies and the views of investment managers over a long-term perspective. Retirement and mortality rates are based primarily on actual plan experience. The effects of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in future periods. For 2003, our discount rate used to determine our pension expense was lower than in 2002, while our expected return on plan assets remained unchanged. As a result of freezing the benefits under the plan in 2002, we assumed no increases in salary costs for 2003; this resulted in lower pension expense in 2003 and should result in lower pension expense in future periods as compared to 2002 and prior years.

In the normal course of business, we make estimates of potential future loss accruals related to legal, tax and self-insurance medical matters. These accruals require the use of management’s judgment on the outcome of various issues. Management’s estimates for these items are based on the best available evidence but due to changes in facts and circumstances, the ultimate outcomes of these accruals could be different than management estimates.

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

Gross Profit

Total gross profit for the year ended December 31, 2003 was $75.6 million, representing a $4.4 million, or 6.3%, increase from total gross profit of $71.2 million for the same period of 2002. For the year of 2003, total gross profit, as a percentage of total revenues, decreased to 44.2% from 46.3% for the same period of 2002. Gross margin declined as a result of higher service and repair costs as well as the revenue mix shift toward non-capital revenue sources. Service and repair costs have increased as a result of the higher service revenue, a change in equipment mix and a slight increase in the age of the fleet. These trends are expected to continue, resulting in a modest increase in future service and repair costs.

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

Gross Profit

Total gross profit for the year ended December 31, 2002 was $71.2 million, representing a $13.4 million, or 23.2%, increase from total gross profit of $57.8 million for the same period of 2001. For the year of 2002, total gross profit, as a percentage of total revenues, increased to 46.3% from 46.0% for the same period of 2001. The increase in gross profit was due to outsourcing revenue growth offset by the increase in cost of equipment outsourcing discussed above. Gross profit on equipment outsourcing and service revenue represents equipment outsourcing revenues and service reduced by the cost of equipment outsourcing and service and movable medical equipment depreciation. Service and repair costs have increased as a result of higher service revenue, a change in equipment mix and a slight increase in the age of the fleet. These trends are expected to continue, resulting in a modest increase in future service and repair costs.

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

Based on the level of operating performance expected in 2004, we believe our cash from operations, together with expected additional borrowings under our new senior secured credit facility in 2004, will meet our liquidity needs during 2004, exclusive of any borrowings that we may make to finance potential acquisitions. Availability under our new senior secured credit facility as of December 31, 2003 was approximately $72 million, representing our borrowing base of $83.8 million and borrowings of $11 million at that date. At our expected level of borrowing for 2004, the current availability under our new senior secured credit facility would be sufficient to meet our liquidity needs for the next four years, exclusive of any expenditures made for acquisitions. Our levels of borrowing are further restricted by the financial covenants set forth in our new senior secured credit facility and the indenture governing the notes. These covenants would restrict our additional borrowings to approximately $35 million to $45 million, which we believe meets our liquidity needs in 2004.

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

ITEM 10:	Directors and executive officers of the registrant

The following table sets forth our executive officers and directors, their ages and the positions currently held by them:

Name	Age	Position
David E. Dovenberg	59	Chairman of the Board of Directors and Non - Executive Chairman
Gary D. Blackford	46	President and Chief Executive Officer and Director
John A. Gappa	44	Senior Vice President, Finance and Chief Financial Officer
Walter T. Chesley	49	Senior Vice President, Human Resources
David G. Lawson	47	Senior Vice President, Technology, Marketing and Facilities
Joseph P. Schiesl	51	Senior Vice President, Medical Equipment Outsourcing
Jeffrey L. Singer	42	Senior Vice President, Asset Optimization
Timothy R. Travis	46	Senior Vice President, Technical and Professional Services
Michael N. Cannizzaro	54	Director
David W. Dupree	50	Director
Steven G. Segal	43	Director
Mark J. Tricolli	32	Director
Brent D. Williams	36	Director
Edward D. Yun	37	Director
Samuel B. Humphries	61	Advisory Director

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

Joseph P. Schiesl has been Senior Vice President, Medical Equipment Outsourcing Services since February 2003. Mr. Schiesl has over 25 years of experience in health care services businesses. Prior to joining us, Mr. Schiesl pursued independent interests from January 2002 through January 2003, and was Chief Executive Officer of Thinking Networks, Inc., an internet protocol software services start-up, from November 2000 to December 2001. Prior to that, Mr. Schiesl was President of ViTec, Inc., an e-health software services company, from April 1999 to August 2000. From December 1995 to April 1998, Mr. Schiesl was President, Pharmacy Benefit Management Services of ValueRx. Prior to tenure at ValueRx, Mr. Schiesl was Executive Vice President at MedIntel Systems. He holds a Bachelor of Arts in Economics.

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

	Annual compensation			Long-Term Compensation Awards Securities Underlying Options (2)
Name and principal position	Year	Salary	Bonus(1)		All other compensation
David E. Dovenberg Chairman of the Board of Directors(6)	2003 2002 2001	$290,569 286,780 234,862	$177,247 247,500 151,600	— — —	$5,195,051 5,500 5,250	(3) (4) (5)
Gary D. Blackford President and Chief Executive Officer(7)	2003 2002	326,932 153,813	159,543 110,740	— 4,445,460	377,817 2,309	(3) (4)
Robert H. Braun Senior Vice President, Sales and Marketing(8)	2003 2002 2001	37,299 173,384 163,687	— 72,000 116,800	— — —	962,837 292,917 4,870	(3) (4) (5)
John A. Gappa Senior Vice President and Chief Financial Officer	2003 2002 2001	192,601 180,588 175,784	64,618 89,500 118,000	— — —	647,090 5,419 5,250	(3) (4) (5)
Randy C. Engen(9) Vice President of Sales - East	2003 2002 2001	151,611 141,158 137,313	54,201 63,350 95,700	— — —	1,518,375 4,577 4,515	(3) (4) (5)
Andrew R. Amicon(10) Senior Vice President, National Accounts and Disposable Sales	2003 2002 2001	156,949 149,805 141,304	56,110 74,000 97,260	— — —	668,900 4,392 4,042	(3) (4) (5)

(1)	The amounts shown in this column represent annual bonuses earned for the fiscal year indicated. Such bonuses are paid approximately three months after the end of such fiscal year.

(2)	The stock options shown in this column for 2003, 2002 and 2001 were all granted pursuant to our 1998 stock option plan. In connection with the recapitalization, we repurchased these options and terminated our 1998 stock option plan.

(3)	The amounts shown in this column represent (i) contributions by us for the named executive officers to the UHS Employees’ Long Term Savings Plan for 2003 ($9,002 to Mr. Dovenberg, $7,362 to Mr. Blackford, $299 to Mr. Braun, $8,681 to Mr. Gappa, $6,784 to Mr. Engen and $7,071 to Mr. Amicon) and includes severance payments of $157,242 and $151,324 paid to Mr. Amicon and Mr. Engen, respectively, and (ii) amounts paid to executives in connection with the repurchase of stock options in the recapitalization ($5,186,049 to Mr. Dovenberg, $370,455 to Mr. Blackford, $962,538 to Mr Braun, $638,409 to Mr. Gappa, $1,360,267 to Mr. Engen and $504,587 to Mr. Amicon).

(4)	The amounts shown in this column represent contributions by us for the named executive officers to the UHS Employees’ Long Term Savings Plan for 2002 and include severance payments for 2002 of $287,750 payable to Mr. Braun over a three year period.

(5)	The amounts shown in this column represent contributions by us for the named executive officers to the UHS Employees’ Thrift and Savings Plan for 2001.

(6)	Mr. Dovenberg became Chairman of the Board in 2001.

(7)	Mr. Blackford joined us as President and Chief Executive Officer in 2002.

(8)	Mr. Braun retired effective December 31, 2002.

(9)	Mr. Engen’s employment ended on December 31, 2003.

(10)	Mr. Amicon’s employment ended on December 31, 2003.

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

Beneficial owner	Number of shares beneficially owned(1)	Percentage of shares beneficially owned
Steven G. Segal(2)(3)	91,837,881	74.8%
Michael N. Cannizzaro(2)(3)	91,837,881	74.8%
Edward D. Yun(2)(3)	91,837,881	74.8%
Mark J. Tricolli(2)(3)	91,837,881	74.8%
J.W. Childs Equity Partners, L.P(2)(4)	52,859,339	43.1%
JWC UHS Co-invest LLC(2)(4)	3,978,542	3.2%
JWC Co-invest III LLC(2)(4)	737,531	*
David E. Dovenberg(5)	6,650,724	5.4%
David W. Dupree(6)(7)	20,000,000	16.3%
Brent D. Williams(7)(8)	20,000,000	16.3%
Jeffrey L. Singer	1,112,681	*
Gary D. Blackford(9)	1,295,460	1.1%
John A. Gappa	120,000	*
Samuel B. Humphries	210,484	*
J.W. Childs Equity Partners III, L.P.(2)(4)	34,262,469	27.9%
Halifax Capital Partners, L.P.(6)(10)	20,000,000	16.3%
All officers, directors and advisory directors as a group (16 persons)	121,476,830	98.9%

*	Less than 1%.

(1)	Except as indicated by footnote, the persons named in the table above have the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)	The address for these stockholders is c/o J.W. Childs Associates, L.P., 111 Huntington Avenue, Boston, Massachusetts 02199-7610.

(3)	Includes 52,859,339 shares of common stock held by JWC Fund I, 34,262,469 shares of common stock held by JWC Fund III, 737,531 shares of common stock held by JWC Co-invest III LLC and 3,978,542 shares held by JWC UHS Co-invest LLC over which this stockholder has and shares voting and investment control and therefore may be deemed to beneficially own.

(4)	John W. Childs, Aurthur P. Byrne, Glenn A. Hopkins, Jerry D. Horn, Raymond B. Rudy, Dana L. Schmaltz, Adam L. Suttin, William E. Watts, James Rhee, Jeff Teschke, Stephanie Mansfield-Rourke, Alan Dowds and the persons indicated by note (3) above have and share voting and investment control over, and therefore may be deemed to beneficially own, the shares of common stock held by these entities.

(5)	Includes 54,000 shares of common stock held by Mr. Dovenberg’s son and 2,788,092 shares of common stock held by Mr. Dovenberg’s wife which may be deemed to be beneficially owned by Mr. Dovenberg.

(6)	The address for these stockholders is c/o The Halifax Group, 1133 Connecticut Avenue, N.W., Suite 725, Washington, D.C. 20036.

(7)	Includes 20,000,000 shares of common stock held by Halifax Capital Partners, L.P. over which this stockholder has and shares voting and investment control and therefore may be deemed to beneficially own.

(8)	The address for this stockholder is c/o The Halifax Group, 200 Crescent Court, Suite 1040, Dallas, Texas 75201.

(9)	Includes 545,460 shares of common stock held by Mr. Blackford’s wife which may be deemed to be beneficially owned by Mr. Blackford.

(10)	William L. Rogers, Kenneth M. Doyle, A. Judson Hill, Michael T. Marshall and the persons indicated by footnote (7) above have and share voting and investment control over, and therefore may be deemed to beneficially own, the shares of common stock held by Halifax Capital Partners, L.P.

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

3.	(a) Exhibits

Number	Description

3.1a	Certificate of Amendment to Certificate of Incorporation of Universal Hospital Services, Inc.*

3.1b	Certificate of Incorporation of Universal Hospital Services, Inc. (Incorporated by reference to Exhibit 3.1b to Form S-1/A filed on September 5, 2001).

3.2a	Amended and Restated Bylaws of Universal Hospital Services, Inc.*

3.3	Certification of Elimination of Series B 13% Cumulative Accruing Pay-In-Kind Preferred Stock of Universal Hospital Services, Inc.***

4.1	Form of certificate of common stock (Incorporated by reference to Exhibit 4.1 to Form S-1/A filed on September 5, 2001).

4.2	Indenture, dated as of February 25, 1998, by and between Universal Hospital Services, Inc. and First Trust National Association as Trustee, relating to our 10.25% Senior Notes Due 2008 (Incorporated by reference to Exhibit (a)(8) to Amendment No. 4 to Schedule 13E-3/A filed on March 9, 1998).

4.3	First Supplemental Indenture, dated as of October 8, 2003, to Indenture, dated as of February 25, 1998, between Universal Hospital Services, Inc. and U.S. Bank National Association (as successor to First Trust National Association) as Trustee, relating to the registrant’s 10.25% Senior Notes due 2008.**

4.4	Indenture, dated as of October 17, 2003, by and between Universal Hospital Services, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to the registrant’s 10.125% Senior Notes due 2011 (including Form of Note).*

4.5	Form of Amended and Restated Stockholders’ Agreement, dated October 17, 2003, by and among Universal Hospital Services, Inc., J.W. Childs Equity Partners III, L.P., JWC Fund III Co-invest LLC, Halifax Capital Partners, L.P. and the other stockholders of Universal Hospital Services, Inc.*

4.6	Exchange and Registration Rights Agreement, dated as of October 17, 2003, among Universal Hospital Services, Inc., Goldman, Sachs & Co,. Credit Suisse First Boston LLC, CIBC World Markets Corp. and Jefferies & Company, Inc.**

4.7	10.125% Senior Notes due 2011 in the aggregate principal amount of $259,880,000.**

4.8	10.125% Senior Note due 2011 in the aggregate principal amount of $120,000.**

4.9	Blanket Issuer Letter of Representations, dated as of October 17, 2003, among Universal Hospital Services, Inc., Wells Fargo Bank, National Association and the Depository Trust Company.**

10.1	Stock Purchase Agreement, dated as of September 26, 2003, among Universal Hospital Services, Inc., J.W. Childs Equity Partners III, L.P., JWC Fund III Co-invest LLC and Halifax Capital Partners, L.P.*

Number	Description

10.2	Amendment No. 1, dated October 17, 2003, to the Stock Purchase Agreement, dated as of September 26, 2003, among Universal Hospital Services, Inc., J.W. Childs Equity Partners III, L.P., JWC Fund III Co-invest LLC and Halifax Capital Partners, L.P.*

10.3	Joinder Agreements to Stock Purchase Agreement executed October 28, 2003.*

10.4	Employment Agreement between Universal Hospital Services, Inc. and David E. Dovenberg, dated July 25, 2001 (Incorporated by reference to Exhibit 10.4 to Form S-1/A filed on September 5, 2001).

10.5	Employment Agreement between Universal Hospital Services, Inc. and John A. Gappa, dated October 18, 1999 (Incorporated by reference to Exhibit 10.4 to Form 10-K filed on March 29, 2000).

10.6	Form of Executive Employment Agreement for all executive officers having Employment Agreements (Incorporated by reference to Exhibit 10.5 to Form S-1 filed on July 6, 1998).

10.7	Universal Hospital Services, Inc. 1998 Stock Option Plan (Incorporated by reference to Exhibit 10.6 to Form S-1 filed on July 6, 1998).

10.8	2003 Stock Option Plan of Universal Hospital Services, Inc.**

10.9	Form of Incentive Stock Option Agreement dated as of March 17, 1998, between Universal Hospital Services, Inc. and certain officers of Universal Hospital Services, Inc. (Incorporated by reference to Exhibit 10.17 to Form 10-K filed on March 31, 1999).

10.10	Form of Non-Incentive Stock Option Agreement dated as of March 17, 1998, between Universal Hospital Services, Inc. and certain directors of Universal Hospital Services, Inc. (Incorporated by reference to Exhibit 10.18 to Form 10-K filed on March 31, 1999).

10.11	Executive Severance Pay Plan dated January 25, 2001 (Incorporated by reference to Exhibit 10.9 to Form 10-K filed on March 14, 2001).

10.12	Form of 2001 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.12 to Form S-1/A filed on September 5, 2001).

10.13	Form of 2001 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.13 to Form S-1/A filed on September 5, 2001).

10.14	Group Purchasing Agreement between AmeriNet, Inc. and Universal Hospital Services, Inc. dated March 31, 1999 (Incorporated by reference to Exhibit 10.15 to Form S-1/A filed on September 5, 2001).

10.15	Supplier Agreement and Letter Agreement between Novation, LLC, Inc. and Universal Hospital Services, Inc. dated November 20, 1998 and November 16, 2000, respectively. (Incorporated by reference to Exhibit 10.16 to Form S-1/A filed on September 5, 2001).

Number	Description

10.16	Group Purchasing Agreement between Premier Technology Management, L.L.C. and Universal Hospital Services, Inc. dated March 1, 1999. (Incorporated by reference to Exhibit 10.17 to Form S-1/A filed on September 5, 2001).

10.17	Employment Agreement, dated as of June 25, 2002, between Universal Hospital Services, Inc. and Gary D. Blackford (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 14, 2002).

10.18	Employment Agreement, dated as of February 14, 2003, between Universal Hospital Services, Inc. and Joseph P. Schiesl.***

10.19	Employment Agreement, dated as of February 25, 2003 between Universal Hospital Services, Inc. and Walter T. Chesley.***

10.20	Employment Agreement between Universal Hospital Services, Inc. and David E. Dovenberg, dated October 17, 2003.*

10.21	Credit Agreement dated as of October 17, 2003 among Universal Hospital Services, Inc., as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, as Lenders, and General Electric Capital Corporation, as Agent, Administrative Agent, Collateral Agent and Lender, PNC Bank, National Association, as Documentation Agent, GECC Capital Markets Group, Inc., as Co-Lead Arranger and Goldman Sachs Credit Partners, L.P., as Syndication Agent and Co-Lead Arranger.****##

12.1	Statement regarding the computation of ratio of earnings to fixed charges.#

14.1	Code of Ethics#

14.2	Code of Conduct#

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Gary D. Blackford Pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John A. Gappa Pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Previously filed.

*	Previously filed as an Exhibit to the Quarterly Report on Form 10-Q of Universal Hospital Services, Inc. for the fiscal quarter ended September 30, 2003, and incorporated by reference herein.

**	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-4 and incorporated by reference herein.

***	Previously filed as an Exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 and incorporated by reference herein.

****	Previously filed as an Exhibit to Amendment No.4 to the Registrant’s Registration Statement on Form S-4 and incorporated by reference herein.

##	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R Sections 200.80(b)(4) and 230.406.

b)	Reports on Form 8-K

We filed a Form 8-K on November 5, 2003, which reported a press release that announced third quarter earnings for 2003. We filed a Form 8-K on October 9, 2003, which reported the press release that announced a private offering.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 15, 2004.

UNIVERSAL HOSPITAL SERVICES, INC.

By	/s/ Gary D. Blackford

Gary D. Blackford President and Chief Executive Officer

By	/s/ John A. Gappa

John A. Gappa Senior Vice President and Chief Financial Officer

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at beginning of period	Charged to costs and expense	Charged to other accounts	Deductions from reserves	Balance at end of period
Allowance for doubtful accounts:
Year ended December 31, 2003	$1,800,000	$762,292	$75,594	$887,886	$1,750,000
Year ended December 31, 2002	2,000,000	867,387	87,002	1,154,389	1,800,000
Year ended December 31, 2001	1,625,000	1,655,919	76,835	1,357,754	2,000,000

Allowance for inventory obsolescence:
Year ended December 31, 2003	215,000	462,253		408,582	268,671
Year ended December 31, 2002	298,000	304,384		387,384	215,000
Year ended December 31, 2001	$290,448	$377,411		$369,859	$298,000

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