Form 10-Q
period 2004-03-31
UNIVERSAL HOSPITAL SERVICES INC
filed 2004-05-17
CIK 886171

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Number of shares of common stock outstanding as of May 17, 2004: 123,440,618

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Universal Hospital Services, Inc.

Statements of Income

(dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Medical equipment outsourcing	$39,888	$35,964
Sales of supplies and equipment, and other	4,387	3,365
Service	4,722	3,227

Total revenues	48,997	42,556
Costs of equipment outsourcing, sales and service	26,850	22,314

Gross profit	22,147	20,242
Selling, general and administrative	13,092	11,476

Operating income	9,055	8,766
Interest expense	7,449	4,351

Income before income taxes	1,606	4,415
Provision for income taxes	248	1,778

Net income	$1,358	$2,637

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Balance Sheets

(dollars in thousands, except share and per share information)

	March 31, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts of $1,850 at March 31, 2004 and $1,750 at December 31, 2003	$38,009	$33,943
Inventories	4,231	3,441
Deferred income taxes	2,060	2,205
Other current assets	1,239	1,961

Total current assets	45,539	41,550

Property and equipment, net:
Movable medical equipment, net	123,828	122,931
Property and office equipment, net	7,438	6,784

Total property and equipment, net	131,266	129,715

Intangible assets:
Goodwill	37,402	36,348
Other, primarily deferred financing costs, net	11,214	11,423
Other intangibles, net	3,421	1,183

Total assets	$228,842	$220,219

Liabilities and Shareholders’ Deficiency

Current liabilities:
Current portion of long-term debt	$325	$284
Accounts payable	9,065	13,775
Accrued compensation and pension	7,119	7,699
Accrued interest	12,203	5,600
Other accrued expenses	3,199	2,010
Bank overdrafts	343	3,891

Total current liabilities	32,254	33,259

Long-term debt, less current portion	279,226	270,798
Deferred compensation and pension	3,890	3,860
Deferred income taxes	2,060	2,205

Commitments and contingencies

Shareholders’ deficiency:
Common stock, $0.01 par value; 500,000,000 shares authorized, 122,725,618 shares issued and outstanding at March 31, 2004 and 122,768,962 shares at December 31, 2003	1,227	1,228
Additional paid in capital	—	—
Accumulated deficit	(87,059)	(88,375)
Accumulated other comprehensive loss	(2,756)	(2,756)

Total shareholders’ deficiency	(88,588)	(89,903)

Total liabilities and shareholders’ deficiency	$228,842	$220,219

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Statements of Cash Flows

(dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$1,358	$2,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,315	8,378
Amortization of intangibles	46	286
Accretion of bond discount	—	132
Provision for doubtful accounts	363	218
Non-cash stock-based compensation expense	—	53
Loss on sales and disposal of equipment	63	93
Deferred income taxes	—	1,711
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(4,275)	(2,573)
Inventories and other operating assets	(72)	(232)
Accounts payable and accrued expenses	11,191	(3,858)

Net cash provided by operating activities	17,989	6,845

Cash flows from investing activities:
Movable medical equipment purchases	(18,619)	(11,329)
Property and office equipment purchases	(1,328)	(502)
Proceeds from disposition of movable medical equipment	784	419
Acquisitions	(3,297)
Other	(362)	(103)

Net cash used in investing activities	(22,822)	(11,515)

Cash flows from financing activities:
Proceeds under revolving credit facility agreements	24,325	20,450
Payments under revolving credit facility agreements	(15,901)	(13,086)
Other	(44)
Change in book overdraft	(3,547)	(2,694)

Net cash provided by (used in) financing activities	4,833	4,670

Net change in cash and cash equivalents	$—	$—

Cash and cash equivalents at the beginning of period	$—	$—
Cash and cash equivalents at the end of period	$—	$—

Supplemental cash flow information:
Interest paid	$426	$7,814

Movable medical equipment purchases included in accounts payable	$2,265	$3,324

Income taxes paid	$6	$94

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

NOTES TO UNAUDITED QUARTERLY FINANCIAL STATEMENTS

1. Basis of Presentation:

The condensed financial statements included in this Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The interim financial statements presented herein as of March 31, 2004 and 2003, and for the three months ended March 31, 2004 and 2003, reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented. These adjustments are all of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year.

The December 31, 2003 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. New Accounting Standards:

FASB Interpretation No. FIN 46 as amended by FIN 46 R, “Consolidation of Variable Interest Entities- an Interpretation of ARB No. 51.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 R applies immediately to entities created after December 31, 2003. For variable interest entities created before December 31, 2003, FIN 46 R is effective for the first period beginning after December 15, 2004. We do not believe that the adoption of FIN 46 R will have a material effect on our financial position or results of operations.

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

3. Stock Based Compensation

We measure compensation expense for our stock-based compensation plan using the intrinsic value method. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. Had compensation cost for our stock option plans been determined based on the fair value at the grant date for awards, our net income would have changed to the pro forma amounts indicated below (in thousands):

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$1,358	$2,637
Add: Stock-based employee compensation included in reported net income	—	53
Less: Total stock-based employee compensation expense under fair value-based method	—	(251)

Pro forma net income	$1,358	$2,439

As of March 31, 2004, no options were outstanding under our 2003 Stock Option Plan (the “Plan”). On May 1, 2004, options to purchase an aggregate of 312,000 shares of common stock were issued to two of the Company’s directors under the Plan. On May 1, 2004, options to purchase an aggregate of 12,995,397 of common stock were issued to a total of 302 employees under the Plan. All of the foregoing options were issued with an exercise price of $1.00 per share, the fair market value of a share of common stock on the date of grant as determined by the Board of Directors.

4. Acquisition

On March 24, 2004, we completed the acquisition of Affiliated Clinical Engineering Services (ACES), located in Boston, Massachusetts. The purchase price was approximately $4.2 million and includes a hold-back and indemnification provision for the benefit of the Company. We financed this purchase from borrowings under our revolving credit facility. The acquisition did not have a material impact on the first quarter financial results.

5. Goodwill

The change in the carrying amount of goodwill for the period ended March 31, 2004 is as follows:

Balance at December 31, 2003	$36,348
Increase due to the acquisition of Affiliated Clinical Engineering Services in 2004	1,054

Total	$37,402

6. Segment Reporting

Effective January 1, 2004, we began reporting our financial results in three segments, to reflect how we manage our business. Our operating segments consist of Medical Equipment Outsourcing, Technical and Professional Services, and Medical Equipment Sales, Remarketing and Disposables. The Corporate information consists of other revenue that does not naturally fall into any of our segments. We evaluate the performance of our operating segments based on gross profit. The accounting policies of the individual operating segments are the same as those of the entire company.

	Outsourcing		Sales		Services		Corp/Elim		Consolidated
	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
Revenue	$39,888	$35,964	$4,367	$3,264	$4,722	$3,227	$20	$101	$48,997	$42,556
Cost	20,284	N/A	3,351	N/A	3,215	N/A	—	—	26,850	22,314
Gross Profit %	49.1%	N/A	23.2%	N/A	31.9%	N/A	—	—	45.2%	47.6%

Segmented expenses are not available prior to January 1, 2004 and are not reflected in this schedule.

7. Subsequent Events

On May 14, 2004 we completed the previously announced exchange offer on our 10.125% Private Senior Notes due 2011.

After the completion of the quarter, we acquired certain assets of two specialty bed companies, Galaxy Medical Products, Inc. (“Galaxy Medical”), located in Akron, Ohio and Advanced Therapeutics of Wisconsin, Inc. (“Advanced Therapeutics”), located in Milwaukee, Wisconsin. The purchase of Galaxy Medical was closed on April 15, 2004 and the purchase of Advanced Therapeutics was closed on May 4, 2004. The purchase price for Galaxy Medical was approximately $4,900,000 and for Advance Therapeutics was approximately $5,045,000, in each case subject to customary hold-back and indemnification provisions for the benefit of the Company. We financed these purchases from borrowings under our revolving credit facility.

On May 1, 2004 we issued options to certain of our directors and employees. See note 3. In addition, on May 3, 2004, we entered into agreements pursuant to which we will sell an aggregate of 715,000 shares of our common stock to certain key employees, directors, and parties to the stockholder’s agreement in a private transaction at a price of $1.00 per share. We used the net proceeds of the sale to fund operations.

8. Pension Plan

The components of net periodic pension costs for the first quarter are as follows:

(in thousands)	2004	2003
Service cost	$—	$—
Interest cost	219	222
Expected return on plan assets	(231)	(197)
Recognized net actuarial gain	14	2
Amortization of prior service cost	—	—

Total cost	$2	$27

We previously disclosed in our financial statements for the year ended December 31, 2003, that it was not required to make any contributions to the pension plan in 2004. As of March 31, 2004, no contribution has been made to the plan. We are not required to make any contributions to the plan for the remainder of 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the accompanying financial statements and notes.

BUSINESS OVERVIEW

Our Company

We are a leading, nationwide provider of medical technology outsourcing and services to the health care industry, including national, regional and local acute care hospitals and alternate site providers, such as nursing homes and home care providers. We service customers across the spectrum of the equipment life cycle as a result of our position as the industry’s largest purchaser, outsourcer and reseller of movable medical equipment. Our diverse customer base includes more than 3,000 acute care hospitals and approximately 3,050 alternate site providers. We also have extensive and long-standing relationships with over 300 major medical equipment manufacturers and the nation’s largest group purchasing organizations, or GPOs, and integrated delivery networks, or IDNs. Our service offerings fall into three general categories: Medical Equipment Outsourcing, Technical and Professional Services, and Medical Equipment Sales, Remarketing and Disposables. All of our services leverage our nationwide logistics network and our more than 60 years of experience managing and servicing all aspects of movable medical equipment. These services are paid for by our customers and not through reimbursement from governmental or other third-party payors.

Medical Equipment Outsourcing

Our flagship business is our Medical Equipment Outsourcing unit, which accounted for $39.9 million, or approximately 81.4%, of our revenues for the three months ended March 31, 2004. We own approximately 147,000 pieces of movable medical equipment in four primary categories: critical care, respiratory therapy, monitoring and newborn care.

Our outsourcing programs include the following range of services:

•	Supplemental and peak usage needs, allowing our customers to avoid substantial capital outlays to meet peak medical equipment needs, and to match their costs more closely with patient revenues;

•	Long-term or exclusive outsourcing, providing customers with capital and cost advantages through our expertise in acquiring medical equipment as well as access to our proprietary software and technology tools to manage their equipment; and

•	Complete “in-house” programs called asset management partnership programs, or AMPPs, under which we assume full responsibility for managing a customer’s equipment needs, including using our on-site employees to manage all aspects of a customer’s equipment services and logistics at its facilities.

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

We currently provide outsourcing services to a wide spectrum of acute care hospitals in the United States. We have contracts in place with several of the leading national GPOs for both the acute care and alternate site markets. We also have agreements with national alternate site providers. We expect much of our anticipated future growth to be driven by our customers.

Technical and Professional Services

Our more than 60 years of experience managing and servicing our own fleet of movable medical equipment has allowed us to extend our offerings to include technical and professional services for equipment owned by both health care providers and manufacturers. We provide medical equipment repair, parts, inspection, preventative maintenance, logistic and consulting services through our nationwide network of 190 technicians and professionals, as well as our nationwide network of district offices and service centers. These services, which accounted for $4.7 million, or approximately 9.6%, of our revenues for the three months ended March 31, 2004, allow us to leverage our extensive expertise and national network of facilities and trained professionals. Our technical and professional service offerings are less capital intensive than our Medical Equipment Outsourcing business, and provide a complementary alternative for customers that wish to own their medical equipment, or lack the expertise, funding or scale to perform these functions.

We also operate a quality assurance department to develop and document our own quality standards for our equipment. All of our standards meet or exceed Food and Drug Administration, or FDA, Canadian Standards Association, or CSA, and the Joint Commission on Accreditation of Healthcare Organizations, or JCAHO, standards.

Our Technical and Professional Services customers include medical equipment manufacturers, large hospitals, small and critical access hospitals and alternate site providers such as nursing homes and home care providers, most of which are also customers of our outsourcing services.

Medical Equipment Sales, Remarketing and Disposables

We offer three areas of medical equipment sales, remarketing and disposables services, which collectively accounted for $4.4 million, or approximately 8.9%, of our revenues for the three months ended March 31, 2004. First, on a selective basis, we provide sales distribution and support for manufacturers of specialty medical equipment leveraging our national distribution network. Second, we remarket and dispose of used medical equipment both for our customers and on our own behalf. Finally, we offer for sale to our customers disposable items and accessories in order to accommodate their equipment needs.

RESULTS OF OPERATIONS

The following discussion addresses our financial condition as of March 31, 2004 and the results of operations and cash flows for the three months ended March 31, 2004 and 2003. This discussion should be read in conjunction with the financial statements included elsewhere in this report and the Management’s Discussion and Analysis and Financial sections included in our 2003 Annual Report on Form 10-K filed with the Securities Exchange Commission.

The following table provides information on the percentages of certain items of selected financial data bear to total revenues and also indicates the percentage increase or decrease of this information over the prior comparable period:

	Percent of Total Revenues Three Months Ended March 31,		Percent Increase (Decrease) Qtr 1 2004 Over Qtr 1 2003
	2004	2003
Medical equipment outsourcing	81.4%	84.5%	10.9%
Sales of supplies and equipment, and other	8.9	7.9	30.4
Service	9.7	7.6	46.3

Total revenues	100	100	15.1
Costs of equipment outsourcing, sales and service	54.8	52.4	20.3

Gross profit	45.2	47.6	9.4
Selling, general and administrative	26.7	27.0	14.1

Operating income	18.5	20.6	3.3
Interest expense	15.2	10.2	71.2

Income before income taxes	3.3	10.4	(63.6)
Provision for income taxes	0.5	4.2	(86.1)

Net income	2.8%	6.2%	(48.5)%

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: We believe statements in this quarterly report looking forward in time involve risks and uncertainties. The following factors, among others, could adversely affect our business, operations and financial condition causing our actual results to differ materially from those expressed in any forward-looking statements: the Company’s history of net losses and substantial interest expense; the Company’s need for substantial cash to operate and expand its business as planned; the Company’s substantial outstanding debt and debt service obligations; restrictions imposed by the terms of the Company’s debt; a decrease in the number of patients our customers are serving; the Company’s ability to effect change in the manner in which healthcare providers traditionally procure medical equipment; the Company’s relationships with certain key suppliers and any adverse developments concerning these suppliers; the absence of long-term commitments with customers; the Company’s ability to renew contracts with group purchasing organizations and integrated delivery networks; the Company’s ability to acquire adequate insurance to cover claims; the fluctuation in our quarterly operating results; changes in reimbursement rates and policies by third-party payors; the impact of health care reform initiatives; the impact of significant regulation of the health care industry and the need to comply with those regulations; changes and trends in customer preferences, including increased purchasing of movable medical equipment; difficulties or delays in our continued expansion into certain of our businesses/geographic markets and developments of new businesses/geographic markets; additional credit risks in increasing business with home care providers and nursing homes; consolidations in the healthcare industry; unanticipated costs or difficulties or delays in implementing the components of our strategy and plan and possible adverse consequences relating to our ability to successfully integrate acquisitions; actions by competitors; and the availability of and ability to retain qualified personnel, especially sales representatives. These and other risk factors are detailed in the Company’s Annual Report on Form 10K/A for the year ended December 31, 2003 filed with Securities and Exchange Commission.

Medical Equipment Outsourcing

Medical equipment outsourcing revenues for the three months ended March 31, 2004 were $39.9 million, representing a $3.9 million, or 10.9%, increase from medical equipment outsourcing revenues of $36.0 million for the same period of 2003. The outsourcing revenue growth resulted from increased asset management partnership program (“AMPP”) revenue of $400,000, growth in our acute care customer base and increased penetration of existing customers.

Sales of Supplies and Equipment and Other

Sales of supplies and equipment and other revenues for the three months ended March 31, 2004 were $4.4 million, representing a $1.1 million, or 33.8%, increase from sales of supplies and equipment and other revenues of $3.3 million for the same period of 2003. The increase in sales revenue is due to a growth in remarketing equipment and specialty sales of $1.4 million, offset by a reduction in disposable sales of $0.3 million.

Service

Service revenues for the three months ended March 31, 2004 were $4.7 million, representing a $1.5 million, or 46.3%, increase from service revenues of $3.2 million for the same period of 2003. The growth in service revenue is due to an increase of $700,000 in our Technical and Professional Service revenue combined with the $800,000 revenue growth in our Equipment Lifecycle Services (“ELS”) programs.

Cost of Medical Equipment Outsourcing, Sales and Service

Total cost of medical equipment outsourcing, sales and service for the three months ended March 31, 2004 was $26.8 million, representing a $4.5 million, or 20.3% increase from cost of medical equipment outsourcing, sales and service of $22.3 million for the same period of 2003. The increase is due to $1.0 million in personnel and repair part expenses related to growing our service business, $750,000 for district and AMPP support personnel, $690,000 in expenses related to growth in our ELS business, $80,000 for gasoline and delivery vehicle costs and other costs incurred to generate revenue growth.

Movable Medical Equipment Depreciation

Movable medical equipment depreciation for the three months ended March 31, 2004 was $8.6 million, representing a $0.7 million, or 10.0%, increase from movable medical equipment depreciation of $7.9 million for the same period of 2003. This increase was a result of movable medical equipment purchases. For the three months ended March 31, 2004 and 2003, movable medical equipment depreciation as a percentage of equipment outsourcing revenues remained constant at 22.0%.

Gross Profit

Total gross profit for the three months ended March 31, 2004 was $22.1 million, representing a $1.9 million, or 9.4%, increase from gross profit of $20.2 million for the same period of 2003. For the three months ended March 31, 2004, total gross profit, as a percentage of total revenues, decreased to 45.2% from 47.6% for the same period of 2003. The decrease in gross profit as a percentage of total revenue for the three months is due to the investments in field service personnel and the shift in revenue mix toward non-capital sales and service businesses which operate at a lower margin. Service and repair costs have increased as a result of higher service revenue, a change in equipment mix and a slight increase in the age of the fleet. These trends are expected to continue, resulting in a modest increase in future service and repair costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2004 were $13.1 million, representing a $1.6 million, or 14.1% increase from selling, general and administrative expenses of $11.5 million for the same period of 2003. The increase was primarily due to additional costs of increased customer service and support costs of $700,000, employee incentive and 401(k) plans of $350,000, legal and consulting expenses of $250,000, management fees and board of directors expenses of $220,000 and business licenses of $50,000. Selling, general and administrative expenses as a percentage of total revenue for the three months ended March 31, 2004 decreased to 26.7% from 27.0% for the same period of 2003.

Interest Expense

Interest expense for the three months ended March 31, 2004 was $7.4 million, representing a $3.0 million, or 71.2%, increase from interest expenses of $4.4 million for the same period of 2003. These increases primarily reflect an increased effective interest rate from our former revolving credit facility as well as increased borrowings related to our recapitalization event in the fourth quarter of 2003. Average borrowings increased for the three months ended March 31, 2004 to $275.2 million from $205.0 million for the same period of 2003.

Income Taxes

Our effective income tax rate for the three months ended March 31, 2004 was 15.4%, less than the statutory federal income tax rate of 34.0%. Tax expense for the three months ended March 31, 2004 consists of minimum state taxes. We do not anticipate any federal tax for the year, as net operating losses expected to be generated in 2004 will be offset by a valuation allowance.

Net Income

We earned net income for the three months ended March 31, 2004 of $1.4 million, representing a $1.2 million decrease from net income of $2.6 million in the same period of 2003. The decrease is due to a $3.1 million increase in interest expense related to our recapitalization in the fourth quarter of 2003 which offset the $0.3 million growth in operating income.

Quarterly Financial Information: Seasonality

Quarterly operating results are typically affected by seasonal factors. Historically, our first and fourth quarters are the strongest, reflecting increased hospital utilization during the fall and winter months.

Liquidity and Capital Resources

Historically, we have financed our equipment purchases primarily through internally generated funds and borrowings under our revolving credit facility. As an asset intensive business, we need continued access to capital to support the acquisition of equipment for outsourcing to our customers. We purchased and received $39.1 million, $37.8 million and $40.7 million of outsourcing equipment in 2003, 2002, and 2001, respectively. For the first three months of 2004 and 2003, we purchased and received $10.4 million and $8.9 million of movable medical equipment, respectively.

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

Net cash provided by operating activities during the three months ended March 31, 2004 was $18.0 million, compared to $6.8 million in the same period of 2003. This increase was primarily attributable to the change in our senior note interest payment date from first quarter in 2003 to second quarter in 2004, which benefited operating cash flow by $9.3 million. Net cash used in investing activities during the three months ended March 31, 2004 was $22.8 million, compared to $11.5 million in the same period of 2003. This increase was primarily attributable to an increase in capital expenditures for movable medical equipment and our acquisitions of ACES and certain rental assets from Cardinal Health. Net cash provided by financing activities during the three months ended March 31, 2004 was $4.8 million, compared to $4.7 million in the same period in 2003. This slight increase was primarily attributable to higher levels of debt.

In connection with our recapitalization, on October 17, 2003, we terminated our former revolving credit facility and entered into a new five-year senior secured credit facility with a bank group led by General Electric Capital Corporation. Our new senior secured credit facility provides us with up to $100 million in available revolving borrowings, subject to borrowing base availability. As of March 31, 2004 we had $19.0 million in borrowings. Our new credit facility contains financial covenants and maintenance tests, including a total leverage ratio test, an interest coverage ratio test, and restrictive covenants, including restrictions on our ability to make capital expenditures. Our new secured credit facility is secured by substantially all of our assets and the assets of some of our future subsidiaries, if any, and by a pledge of all of the capital stock of some of our future subsidiaries, if any.

In connection with the recapitalization, on October 17, 2003, we issued $260,000,000 of our 10 1/8% senior notes due 2011 in a private transaction. In addition, on October 17, 2003 and October 28, 2003, J.W. Childs Equity Partners III, L.P., JWC Fund III Co-invest LLC, Halifax Capital Partners, L.P., and certain members of management purchased an aggregate of approximately $56 million of newly issued stock of UHS at a purchase price of $1.00 (post split) per share in private transactions. Proceeds from the recapitalization were used to repurchase outstanding senior notes and certain equity securities and to repay and terminate our former revolving credit facility. On May 14, 2004 we completed the exchange offer on our 10 1/8% Private Senior Notes due 2011.

Our substantial indebtedness could:

•	Limit our ability to make investments in technology and infrastructure improvements;

•	Make it more difficult for use to satisfy our obligations with respect to the notes;

•	Limit our ability to make or integrate acquisitions;

•	Increase our vulnerability to general adverse economic and industry conditions;

•	Require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the cash flow available to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	Limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	Place us at a competitive disadvantage compared to our competitors that have less debt;

•	Limit our ability to borrow additional funds to fund working capital, capital expenditures, acquisitions or other needs; and

•	Make us vulnerable to increases in interest rates.

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

Based on the level of operating performance expected in 2004, we believe our cash from operations, together with expected additional borrowings under our new senior secured credit facility in 2004, will meet our liquidity needs during 2004, exclusive of any borrowings that we may make to finance potential acquisitions. Availability under our new senior secured credit facility as of March 31, 2004 was approximately $68.6 million, net of outstanding letters of credit of $0.6 million, representing our borrowing base of $88.2 million, borrowings of $19.0 million at that date and $0.6 million in capital lease obligations. At our expected level of borrowing for 2004, the current availability under our new senior secured credit facility would be sufficient to meet our liquidity needs for the next four years, exclusive of any expenditures made for acquisitions. Our levels of borrowing are further restricted by the financial covenants set forth in our new senior secured credit facility and the indenture governing the notes, which covenants are described in our Annual Report on Form 10-K for the year ended December 31, 2003. These covenants would restrict our additional borrowings to approximately $35 million to $45 million, which we believe meets our liquidity needs in 2004.

Our expansion and acquisition strategy may require substantial capital. Sufficient funding for such acquisitions may not be available under our existing revolving credit facility, and we may not be able to raise any necessary additional funds through bank financing or the issuance of equity or debt securities on terms acceptable to us, if at all.

EBITDA

EBITDA (earnings before interest, taxes, depreciation, and amortization) for the three months ended March 31, 2004 was $18.4 million, representing a $1.0 million, or 5.7% increase from $17.4 million for the same period of 2003.

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

The following is a reconciliation of EBITDA to net cash provided by operating activities.

	Three Months Ended March 31,
	2004	2003
Net cash provided by operating activities	$17,989	$6,845
Changes in operating assets and liabilities	(6,844)	6,663
Other non-cash expenses	(426)	(496)
Current income taxes	248	67
Interest expense	7,449	4,351

EBITDA	$18,416	$17,430

	Three Months Ended March 31,
	2004	2003
Supplemental Information:

EBITDA	$18,416	$17,430
Net cash provided by operating activities	17,989	6,845
Net cash used in investing activities	(22,822)	(11,515)
Net cash provided by financing activities	4,833	4,670
Movable medical equipment expenditures (including acquisitions)	10,381	8,919
Movable medical equipment depreciation	$8,638	$7,852

Other operating data:

Movable medical equipment owned (units at end of period)	147,000	142,000
Offices (at end of period)	71	65
Number of hospital customers (at end of period)	3,000	2,800
Number of total customers (at end of period)	6,050	5,900

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk is interest rate risk associated with our debt instruments. We use both fixed and variable rate debt as sources of financing. At March 31, 2004, we had approximately $279,551,000 of total debt outstanding, net of unamortized discount, of which $19,000,000 was bearing interest at variable rates approximating 4.4%. A 2.0% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $84,000 and $353,000 for the first three months of 2004 and 2003, respectively. We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes. Historically, we have not engaged in hedging activities. As of March 31, 2004, we had no other significant material exposure to market risk.

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

During the first quarter of 2004, there has been no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

Subject to limitations imposed by the Company’s credit facility and indenture, the Company repurchases shares of its common stock held by departing employees from time to time. During the period covered by this report, the Company repurchased 43,344 shares at a price of $1.00 per share from one departing employee. The Company’s shares are not registered pursuant to Section 12 of the Securities Exchange Act of 1934.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.1	Form of Stock Option Agreement dated as of May 1, 2004, between Universal Hospital Services, Inc. and certain employees and directors of Universal Hospital Services, Inc.

10.2	Form of Stock Option Agreement dated as of May 1, 2004, between Universal Hospital Services, Inc. and Samuel B. Humphries.

12.1	Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Certification of Gary D. Blackford Pursuant to 18 U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John A. Gappa Pursuant to 18 U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

We filed a Form 8-K on February 25, 2004, which reported a press release that announced year end earnings for 2003. We filed a Form 8-K on May 17, 2004, which reported a press release that announced first quarter earnings for 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 17, 2004

Universal Hospital Services, Inc.

By	/s/ Gary D. Blackford
Gary D. Blackford,
President and Chief Executive Officer

By	/s/ John A. Gappa
John A. Gappa,
Senior Vice President and Chief Financial Officer

Universal Hospital Services, Inc.

EXHIBIT INDEX TO REPORT ON FORM 10-Q

Number	Description

10.1	Form of Stock Option Agreement dated as of May 1, 2004, between Universal Hospital Services, Inc. and certain employees and directors of Universal Hospital Services, Inc.

10.2	Form of Stock Option Agreement dated as of May 1, 2004, between Universal Hospital Services, Inc. and Samuel B. Humphries.

12.1	Statement regarding the computation of ratio of earnings to fixed charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Gary D. Blackford Pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John A. Gappa Pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.