Form 10-Q
period 2004-06-30
UNIVERSAL HOSPITAL SERVICES INC
filed 2004-08-10
CIK 886171

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number: 333-111606

UNIVERSAL HOSPITAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0760940
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3800 American Boulevard West, Suite 1250

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

Number of shares of common stock outstanding as of August 10, 2004: 123,425,618

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Universal Hospital Services, Inc.

Statement of Operations

(dollars in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Medical equipment outsourcing	$38,466	$34,603	$78,354	$70,567
Medical equipment sales, remarketing and disposables and other	4,145	3,927	8,533	7,292
Technical and professional services	6,678	3,454	11,400	6,681

Total revenues	49,289	41,984	98,287	84,540
Costs of medical equipment outsourcing, sales and service	28,043	23,461	54,894	45,775

Gross margin	21,246	18,523	43,393	38,765
Selling, general and administrative	14,303	12,031	27,395	23,507

Operating income	6,943	6,492	15,998	15,258
Interest expense	7,484	4,329	14,933	8,680

(Loss) income before income taxes	(541)	2,163	1,065	6,578
Provision for income taxes	91	853	339	2,631

Net (loss) income	$(632)	$1,310	$726	$3,947

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Balance Sheets

(dollars in thousands, except share and per share information)

	June 30, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts of $1,850 at June 30, 2004 and $1,750 at December 31, 2003	$38,759	$33,943
Inventories	4,751	3,441
Deferred income taxes	2,060	2,205
Other current assets	2,049	1,961

Total current assets	47,619	41,550
Property and equipment, net:
Movable medical equipment, net	123,697	122,931
Property and office equipment, net	7,780	6,784

Total property and equipment, net	131,477	129,715
Intangible assets:
Goodwill	44,009	36,348
Other, primarily deferred financing costs, net	11,164	11,423
Other intangibles, net	4,825	1,183

Total assets	$239,094	$220,219
Liabilities and Shareholders’ Deficiency
Current liabilities:
Current portion of long-term debt	$325	$284
Accounts payable	10,871	13,775
Accrued compensation and pension	6,970	7,699
Accrued interest	4,550	5,600
Other accrued expenses	3,712	2,010
Bank overdrafts	393	3,891

Total current liabilities	26,821	33,259
Long-term debt, less current portion	295,230	270,798
Deferred compensation and pension	3,504	3,860
Deferred income taxes	2,060	2,205
Commitments and contingencies
Shareholders’ deficiency:
Common stock, $0.01 par value; 500,000,000 shares authorized, 123,425,618 shares issued and outstanding at June 30, 2004 and 122,768,962 shares at December 31, 2003	1,234	1,228
Additional paid in capital	693	—
Accumulated deficit	(87,692)	(88,375)
Accumulated other comprehensive loss	(2,756)	(2,756)

Total shareholders’ deficiency	(88,521)	(89,903)

Total liabilities and shareholders’ deficiency	$239,094	$220,219

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Statements of Cash Flows

(dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$726	$3,947
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,062	16,879
Amortization of intangibles	131	718
Accretion of bond discount	—	265
Provision for doubtful accounts	618	386
Non-cash stock-based compensation expense	—	106
(Gain) loss on sales and disposal of equipment	(272)	165
Deferred income taxes	—	2,496
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(5,105)	(2,609)
Inventories and other operating assets	(1,402)	(875)
Accounts payable and accrued expenses	4,775	(783)

Net cash provided by operating activities	18,533	20,695

Cash flows from investing activities:
Movable medical equipment purchases	(27,130)	(18,105)
Property and office equipment purchases	(2,405)	(1,101)
Proceeds from disposition of movable medical equipment	1,714	1,097
Acquisitions	(11,391)	—
Other	(908)	(1,501)

Net cash used in investing activities	(40,120)	(19,610)

Cash flows from financing activities:
Proceeds under revolving credit facility agreements	61,589	33,550
Payments under revolving credit facility agreements	(37,161)	(31,987)
Payment of deferred financing cost	—	(5)
Repurchase of common stock	(43)	—
Proceeds from issuance of common stock, net of offering costs	700	30
Change in book overdraft	(3,498)	(2,673)

Net cash provided by (used in) financing activities	21,587	(1,085)

Net change in cash and cash equivalents	$—	$—
Cash and cash equivalents at the beginning of period	$—	$—
Cash and cash equivalents at the end of period	$—	$—
Supplemental cash flow information:
Interest paid	$15,142	$8,523

Movable medical equipment purchases included in accounts payable	$3,231	$4,821

Income taxes paid	$29	$213

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

NOTES TO UNAUDITED QUARTERLY FINANCIAL STATEMENTS

1.	Basis of Presentation:

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

The interim financial statements presented herein as of June 30, 2004, and June 30, 2003, and for the three and six months ended June 30, 2004, and June 30, 2003, reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented. These adjustments are all of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year.

The December 31, 2003, balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

	Six Months Ended June 30,
	2004	2003
Net income, as reported	$726	$3,947
Add: Stock-based employee compensation included in reported net income	—	106
Less: Total stock-based employee compensation expense under fair value-based method	(305)	(750)

Pro forma net income	$421	$3,303

As of June 30, 2004, 14,214,397 options were outstanding under our 2003 Stock Option Plan (the “Plan”). On May 1, 2004, options to purchase an aggregate of 312,000 shares of common stock were issued to two of the Company’s directors under the Plan. On May 1, 2004, options to purchase an aggregate of 12,902,397 of common stock were issued to a total of 265 employees under the Plan. On June 15, 2004, options to purchase an aggregate of 1,000,000 shares of common stock were issued to a member of management. All of the foregoing options were issued with an exercise price of $1.00 per share, the fair market value of a share of common stock on the date of grant as determined by the Board of Directors.

4.	Acquisitions

On March 24, 2004, we completed the acquisition of Affiliated Clinical Engineering Services (ACES), located in Boston, Massachusetts. The purchase price was approximately $4.2 million and includes a hold-back and indemnification provision for the benefit of the Company. We financed this purchase from borrowings under our revolving credit facility.

On April 15, 2004, we completed the acquisition of certain assets from Galaxy Medical Products, Inc., headquartered in Akron, Ohio. The purchase price was approximately $4.9 million and includes a hold-back and indemnification provision for the benefit of the Company. We financed this purchase from borrowings under our revolving credit facility.

On May 4, 2004, we completed the acquisition of substantially all of the assets of Advanced Therapeutics of Wisconsin, Inc., headquartered in Milwaukee, Wisconsin. The purchase price was approximately $5.1 million and includes a hold-back and indemnification provision for the benefit of the Company. We financed this purchase from borrowings under our revolving credit facility.

5.	Goodwill

The change in the carrying amount of goodwill for the six months ended June 30, 2004, is as follows:

Balance at December 31, 2003	$36,348
Increase due to the acquisition of:
Affiliated Clinical Engineering Services	1,035
Galaxy Medical Products, Inc.	3,386
Advanced Therapeutics of Wisconsin, Inc.	3,240

Balance at June 30, 2004	$44,009

6.	Segment Reporting

Effective January 1, 2004, we began reporting our financial results in three segments, to reflect how we manage our business. Our operating segments consist of Medical Equipment Outsourcing, Technical and Professional Services, and Medical Equipment Sales, Remarketing and Disposables. The Corporate information consists of other revenue that does not naturally fall into any of our segments. We evaluate the performance of our operating segments based on gross margin. The accounting policies of the individual operating segments are the same as those of the entire company.

2nd Quarter Results

	Outsourcing		Sales		Services		Consolidated
	2004	2003	2004	2003	2004	2003	2004	2003
Revenue	$38,466	$34,603	$4,145	$3,927	$6,678	$3,454	$49,289	$41,984
Cost	20,427	N/A	2,944	N/A	4,672	N/A	28,043	23,461

Gross Margin	$18,039	N/A	$1,201	N/A	$2,006	N/A	$21,246	$18,523
Gross Margin %	46.9%	N/A	29.0%	N/A	30.0%	N/A	43.1%	44.1%

Year to Date Results

	Outsourcing		Sales		Services		Consolidated
	2004	2003	2004	2003	2004	2003	2004	2003
Revenue	$78,354	$70,567	$8,533	$7,292	$11,400	$6,681	$98,287	$84,540
Cost	40,711	N/A	6,296	N/A	7,887	N/A	54,894	45,775

Gross Margin	$37,643	N/A	$2,237	N/A	$3,513	N/A	$43,393	$38,765
Gross Margin %	48.0%	N/A	26.2%	N/A	30.8%	N/A	44.1%	45.9%

Segmented expenses are not available prior to January 1, 2004, and are not reflected in these schedules.

7.	Pension Plan

The components of net periodic pension costs are as follows:

	2nd Quarter		Year to Date
(in thousands)	2004	2003	2004	2003
Service cost	$—	$—	$—	$—
Interest cost	219	222	438	444
Expected return on plan assets	(240)	(197)	(471)	(394)
Recognized net actuarial gain	14	2	28	4
Amortization of prior service cost	—	—	—	—

Total cost	($7)	$27	($5)	$54

Future benefit accruals for all participants were frozen as of December 31, 2002. In June 2004, we made a $400,000 contribution to the plan. We are not required to make any contributions to the plan for the remainder of 2004.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the accompanying financial statements and notes.

BUSINESS OVERVIEW

Our Company

We are a leading, nationwide provider of medical technology outsourcing and services to the health care industry, including national, regional and local acute care hospitals and alternate site providers, such as nursing homes and home care providers. As the industry’s largest purchaser, outsourcer and reseller of movable medical equipment we are positioned to service customers across the spectrum of the equipment life cycle. Our diverse outsourcing customer base includes more than 3,050 acute care hospitals and approximately 3,150 alternate site providers. We also have extensive and long-standing relationships with over 300 major medical equipment manufacturers and many of the nation’s largest group purchasing organizations, or GPOs, and integrated delivery networks, or IDNs. Our service offerings fall into three general categories: 1. Medical Equipment Outsourcing; 2. Technical and Professional Services; and 3. Medical Equipment Sales, Remarketing and Disposables. All of our services leverage our nationwide logistics network and our 65 years of experience managing and servicing all aspects of movable medical equipment. These services are paid for by our customers and not through reimbursement from governmental or other third-party payors.

In the third quarter of 2004, we are separating the sales and customer service functions in the field to allow for more focused attention. Along with this separation of responsibilities, we will invest in training our sales force to have the tools necessary to sell the entire equipment life cycle concept.

Medical Equipment Outsourcing

Our flagship business is our Medical Equipment Outsourcing unit, which accounted for $38.5 million, or approximately 78.0%, of our revenues for the three months ended June 30, 2004, and $78.4 million, or approximately 79.7%, of our revenues for the first six months of 2004. We own approximately 149,000 pieces of movable medical equipment in four primary categories: critical care, respiratory therapy, monitoring and newborn care.

During the second quarter of 2004, as part of our efforts to obtain a leadership position in bariatrics, we have reentered this market with the acquisition of certain assets from Galaxy Medical Products, Inc., the acquisition of substantially all of the assets of Advanced Therapeutics of Wisconsin, Inc. and a geographic product rollout.

Our outsourcing programs include the following range of services:

•	Supplemental and peak usage needs, allowing our customers to avoid substantial capital outlays to meet peak medical equipment needs, and to match their costs more closely with patient revenues;

•	Long-term or exclusive outsourcing, providing customers with capital and cost advantages through our expertise in acquiring medical equipment as well as access to our proprietary software and technology tools to manage their equipment; and

•	Complete “in-house” programs called asset management partnership programs, or AMPPs, under which we assume full responsibility for managing a customer’s equipment needs, including using our on-site employees to manage a customer’s equipment services and logistics at its facilities.

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

Technical and Professional Services

Our more than 60 years of experience managing and servicing our own fleet of movable medical equipment has allowed us to extend our offerings to include technical and professional services for equipment owned by both health care providers and manufacturers. We provide medical equipment repair, parts, inspection, preventative maintenance, logistic and consulting services through our nationwide network of over 200 technicians and professionals, as well as our nationwide network of district offices and service centers. These services, which accounted for $6.7 million, or approximately 13.5%, of our revenues for the three months ended June 30, 2004, and $11.4 million, or approximately 11.6%, of our revenues for the first six months in 2004, allow us to leverage our extensive expertise and national network of facilities and trained professionals. Our technical and professional service offerings are less capital intensive than our Medical Equipment Outsourcing business, and provide a complementary alternative for customers that wish to own their medical equipment, or lack the expertise, funding or scale to perform these functions.

During the second quarter of 2004, we integrated the acquisition of Affiliated Clinical Engineering Services (ACES) that took place late in the first quarter of 2004. This acquisition helps solidify our transition to less capital intensive businesses.

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

Medical Equipment Sales, Remarketing and Disposables

We offer three areas of medical equipment sales, remarketing and disposables services, which collectively accounted for $4.1 million, or approximately 8.5%, of our revenues for the three months ended June 30, 2004 and $8.5 million, or approximately 8.6%, of our revenues for the first six months in 2004. First, on a selective basis, we provide sales distribution and support for manufacturers of specialty medical equipment leveraging our national distribution network. Second, we remarket and dispose of used medical equipment both for our customers and on our own behalf. Finally, we offer, for sale to our customers, disposable items and accessories in order to accommodate their equipment needs.

RESULTS OF OPERATIONS

The following discussion addresses our financial condition as of June 30, 2004, and the results of operations and cash flows for the three and six months ended June 30, 2004, and June 30, 2003. This discussion should be read in conjunction with the financial statements included elsewhere in this report and the Management’s Discussion and Analysis and Financial sections included in our 2003 Annual Report on Form 10-K/A filed with the Securities Exchange Commission.

The following table provides information on the percentages of certain items of selected financial data bear to total revenues and also indicates the percentage increase or decrease of this information over the prior comparable period:

	Percent of Total Revenues				Percent Increase (Decrease)
	Three Months Ended June 30,		Six Months Ended June 30,		Qtr 2 2004 Over Qtr 2 2003	Six Months 2004 Over Six Months 2003
	2004	2003	2004	2003
Medical equipment outsourcing	78.0%	82.4%	79.7%	83.5%	11.2%	11.0%
Medical equipment sales, remarketing and disposables, and other	8.5	9.4	8.7	8.6	5.6	17.0
Technical and professional services	13.5	8.2	11.6	7.9	93.3	70.6

Total revenues	100.0	100.0	100.0	100.0	17.4	16.3
Costs of medical equipment outsourcing, sales and service	56.9	55.9	55.9	54.1	19.5	19.9

Gross margin	43.1	44.1	44.1	45.9	14.7	11.9
Selling, general and administrative	29.0	28.6	27.8	27.9	18.9	16.5

Operating income	14.1	15.5	16.3	18.0	7.0	4.9
Interest expense	15.2	10.3	15.2	10.2	72.9%	72.0

(Loss) income before income taxes	(1.1)	5.2	1.1	7.8	NM	(83.8)
Provision for income taxes	0.2	2.0	0.4	3.1	NM	(87.1)

Net (loss) income	(1.3%)	3.2%	0.7%	4.7%	NM	(81.6%)

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: We believe statements in this quarterly report looking forward in time involve risks and uncertainties. The following factors, among others, could adversely affect our business, operations and financial condition causing our actual results to differ materially from those expressed in any forward-looking statements: the Company’s history of net losses and substantial interest expense; the Company’s need for substantial cash to operate and expand its business as planned; the Company’s substantial outstanding debt and debt service obligations; restrictions imposed by the terms of the Company’s debt; a decrease in the number of patients our customers are serving; the Company’s ability to effect change in the manner in which healthcare providers traditionally procure medical equipment; the absence of long-term commitments with customers; the Company’s ability to renew contracts with group purchasing organizations and integrated delivery networks; changes in reimbursement rates and policies by third-party payors; the impact of health care reform initiatives; the impact of significant regulation of the health care industry and the need to comply with those regulations; difficulties or delays in our continued expansion into certain of our businesses/geographic markets and developments of new businesses/geographic markets; additional credit risks in increasing business with home care providers and nursing homes. These and other risk factors are detailed in the Company’s Annual

Report on Form 10K/A for the year ended December 31, 2003, filed with Securities and Exchange Commission.

Medical Equipment Outsourcing

Medical equipment outsourcing revenues for the three months ended June 30, 2004, were $38.5 million, representing a $3.9 million, or 11.2%, increase from medical equipment outsourcing revenues of $34.6 million for the same period of 2003. Medical equipment outsourcing revenues for the six months ended June 30, 2004, were $78.4 million, representing a $7.8 million, or 11.0%, increase from medical equipment outsourcing revenues of $70.6 million for the same period of 2003. The outsourcing revenue growth resulted from increased asset management partnership program (“AMPP”) revenue due to additional AMPP customers, growth in our acute care customer base and increased penetration of existing customers.

Medical Equipment Sales, Remarketing and Disposables, and other

Medical equipment sales, remarketing and disposables, and other for the three months ended June 30, 2004, were $4.1 million, representing a $0.2 million, or 5.6%, increase from medical equipment sales, remarketing and disposables, and other revenues of $3.9 million for the same period of 2003. Medical equipment sales, remarketing and disposables, and other revenues for the six months ended June 30, 2004, were $8.5 million, representing a $1.2 million, or 17.0%, increase from medical equipment sales, remarketing and disposables, and other revenues of $7.3 million for the same period of 2003. The increase in sales revenue is due to a growth in remarketing equipment and specialty sales of $1.9 million, offset by a reduction in disposable sales of $0.5 million.

Technical and Professional Services

Technical and professional service revenues for the three months ended June 30, 2004, were $6.7 million, representing a $3.2 million, or 93.3%, increase from technical and professional service revenues of $3.5 million for the same period of 2003. Technical and professional service revenues for the six months ended June 30, 2004 were $11.4 million, representing a 70.6%, increase from technical and professional service revenues of $6.7 million for the same period of 2003. The increase in service revenue is due to strong growth in provider and manufacturer services, partially due to the recent acquisitions previously discussed.

Cost of Medical Equipment Outsourcing, Sales and Service

Total cost of medical equipment outsourcing, sales and service for the three months ended June 30, 2004, was $28.0 million, representing a $4.5 million, or 19.5% increase from cost of medical equipment outsourcing, sales and service of $23.5 million for the same period of 2003. Total cost of medical equipment outsourcing, sales and service for the six months ended June 30, 2004, was $54.9 million, representing a $9.1 million, or 19.9% increase from cost of medical equipment outsourcing, sales and service of $45.8 million for the same period of 2003. The increase is due to $2.7 million in personnel and repair part expenses related to growing our service business, $1.9 million in movable medical equipment depreciation due to rental equipment additions, $1.4 million for district and AMPP support personnel, $1.0 million in costs of good sold related to sales of equipment, $442,000 for rent and utilities expenses related to our growth in number of district offices, $342,000 for gasoline and delivery vehicle costs and other costs incurred to generate revenue growth.

Gross Margin

Total gross margin for the three months ended June 30, 2004, was $21.2 million, representing a $2.7 million, or 14.7%, increase from gross margin of $18.5 million for the same period of 2003. Total gross margin for the six months ended June 30, 2004, was $43.4 million, representing a $4.6 million, or 11.9%, increase from gross margin of $38.8 million for the same period of 2003. For the three months ended June 30, 2004, total gross margin, as a percentage of total revenues, decreased to 43.1% from 44.1% for the same period of 2003. For the six months ended June 30, 2004, total gross margin, as a percentage of total revenues decreased to 44.1% from 45.9%. The decrease in gross margin as a percentage of total revenue for the six months is due to the investments in field service personnel and the shift in revenue mix toward non-capital sales and service businesses which operate at a lower margin. Service and repair costs have increased as a result of higher service revenue, a change in equipment mix and a slight increase in the age of the fleet. These trends are expected to continue, resulting in a modest increase in future service and repair costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2004, were $14.3 million, representing a $2.3 million, or 18.9% increase from selling, general and administrative expenses of $12.0 million for the same period of 2003. Selling, general and administrative expenses for the six months ended June 30, 2004, were $27.4 million, representing a $3.9 million, or 16.5% increase from selling, general and administrative expenses of $23.5 million for the same period of 2003. The increase was primarily due to additional costs of increased customer service and support costs of both outsourcing and service segments of $2.6 million, management fees and board of directors expenses of $390,000, corporate personnel related employee incentive, severance, moving costs, professional development and 401(k) plans of $386,000, and costs related to investing in technology to support our business of $280,000. Selling, general and administrative expenses as a percentage of total revenue for the three months ended June 30, 2004, increased to 29.0% from 28.6% for the same period of 2003. Selling, general and administrative expenses as a percentage of total revenue for the six months ended June 30, 2004, decreased to 27.8% from 27.9% for the same period of 2003.

Interest Expense

Interest expense for the three months ended June 30, 2004, was $7.5 million, representing a $3.2 million, or 72.9%, increase from interest expense of $4.3 million for the same period of 2003. Interest expense for the six months ended June 30, 2004, was $14.9 million, representing a $6.2 million, or 72.0%, increase from interest expense of $8.7 million for the same period of 2003. These increases primarily reflect an increased effective interest rate from our former revolving credit facility as well as increased borrowings related to our recapitalization event in the fourth quarter of 2003. Average borrowings increased for the six months ended June 30, 2004, to $282.3 million from $205.5 million for the same period of 2003.

Income Taxes

Our effective income tax rate for the six months ended June 30, 2004, was 31.8%, less than the statutory federal income tax rate of 34.0%. Tax expense for the six months ended June 30, 2004, consists primarily of minimum state taxes. We do not anticipate any federal tax for the year, as net operating losses expected to be generated in 2004 will be offset by a valuation allowance.

Net Income

We had a net loss for the three months ended June 30, 2004, of $0.6 million, representing a $1.9 million decrease from net income of $1.3 million in the same period of 2003. We had net income for the six months ended June 30, 2004, of $0.7 million, representing a $3.2 million decrease from net income of $3.9 million in the same period of 2003. The decrease is due to a $6.2 million increase in interest expense related to our recapitalization in the fourth quarter of 2003 offset by the $2.3 decrease in income tax expense and the $0.7 million growth in operating income.

Quarterly Financial Information: Seasonality

Quarterly operating results are typically affected by seasonal factors. Historically, our first and fourth quarters are the strongest, reflecting increased hospital utilization during the fall and winter months.

Liquidity and Capital Resources

Historically, we have financed our equipment purchases primarily through internally generated funds and borrowings under our revolving credit facility. As an asset intensive business, we need continued access to capital to support the acquisition of equipment for outsourcing to our customers. We purchased and received $39.1 million, $37.8 million and $40.7 million of outsourcing equipment in 2003, 2002, and 2001, respectively. For the first six months of 2004 and 2003, we purchased and received $19.9 million (of which $3.9 million related to acquisitions) and $17.2 million of movable medical equipment, respectively. These amounts reflect what was capitalized into the Balance Sheets. This is different from the Statements of Cash Flows due to the large amount of 2003 capital expenditures accrued for at December 31, 2003 and paid for in 2004.

Our principal sources of liquidity are expected to be cash flows from operating activities and borrowings under our senior secured credit facility that we entered into on October 17, 2003. It is anticipated that our principal uses of liquidity will be to fund capital expenditures related to purchases of movable medical equipment, provide working capital, meet debt service requirements and finance our strategic plans.

We require substantial cash to operate our Medical Equipment Outsourcing programs and service our debt. Our outsourcing programs require us to invest a significant amount of cash in movable medical equipment purchases. To the extent that such expenditures cannot be funded from our operating cash flow, borrowing under our senior secured credit facility or other financing sources, we may not be able to conduct our business or grow as currently planned.

Net cash provided by operating activities during the six months ended June 30, 2004, was $18.5 million, compared to $20.7 million in the same period of 2003. This decrease was primarily attributable to increased interest expense. Net cash used in investing activities during the six months ended June 30, 2004, was $40.1 million, compared to $19.6 million in the same period of 2003. This increase was primarily attributable to a timing difference related to capital expenditures placed in service in 2003 and paid for in 2004, an increase in capital expenditures for movable medical equipment, purchasing certain assets from Galaxy Medical and Cardinal Health and our acquisitions of ACES and Advanced Therapeutics. Net cash provided by (used in) financing activities during the six months ended June 30, 2004, was $21.6 million, compared to $(1.1) million in the same period in 2003. This increase was primarily attributable to higher levels of borrowing to fund the above mentioned acquisitions.

In connection with our recapitalization, on October 17, 2003, we terminated our former revolving credit facility and entered into a five-year senior secured credit facility with a bank group led by General Electric Capital Corporation. Our senior secured credit facility provides us with up to $100 million in available revolving borrowings, subject to borrowing base availability. As of June 30, 2004, we had $35.1 million in borrowings. Our credit facility contains financial covenants and maintenance tests, including a total leverage ratio test, an interest coverage ratio test, and restrictive covenants, including restrictions on our ability to make capital expenditures. Our secured credit facility is secured by substantially all of our assets and the assets of some of our future subsidiaries, if any, and by a pledge of all of the capital stock of some of our future subsidiaries, if any.

In connection with the recapitalization, on October 17, 2003, we issued $260,000,000 of our 10-1/8% series A senior notes due 2011 in a private transaction. In addition, on October 17, 2003, and October 28, 2003, J.W. Childs Equity Partners III, L.P., JWC Fund III Co-invest LLC, Halifax Capital Partners, L.P., and certain members of management purchased an aggregate of approximately $56 million of issued stock of UHS at a purchase price of $1.00 (post split) per share in private transactions. Proceeds from the recapitalization were used to repurchase outstanding senior notes and certain equity securities and to repay and terminate our former revolving credit facility.

On May 14, 2004, we exchanged our $260,000,000 in outstanding 10-1/8% series A senior notes due 2011, which we refer to as the initial notes, for $260,000,000 in registered 10-1/8% series B senior notes due 2011, which we refer to as the exchange notes. The terms of the exchange notes are identical to the terms of the initial notes except that the exchange notes are registered under the Securities Act of 1933, and therefore are freely transferable, subject to certain conditions. The exchange notes evidence the same indebtedness as the initial notes.

Our substantial indebtedness could:

•	Limit our ability to make investments in technology and infrastructure improvements;

•	Make it more difficult for us to satisfy our obligations with respect to the notes;

•	Limit our ability to make or integrate acquisitions;

•	Increase our vulnerability to general adverse economic and industry conditions;

•	Require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the cash flow available to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	Limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	Place us at a competitive disadvantage compared to our competitors that have less debt;

•	Limit our ability to borrow additional funds to fund working capital, capital expenditures, acquisitions or other needs; and

•	Make us vulnerable to increases in interest rates.

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

Based on the level of operating performance expected in 2004, we believe our cash from operations, together with expected additional borrowings under our senior secured credit facility in 2004, will meet our liquidity needs during 2004, exclusive of any borrowings that we may make to finance potential acquisitions. Availability under our new senior secured credit facility as of June 30, 2004, was approximately $51.5 million, representing our borrowing base of $87.2 million, net of outstanding letters of credit of $0.6 million and borrowings of $35.1 million at that date. At our expected level of borrowing for 2004, the current availability under our senior secured credit facility would be sufficient to meet our liquidity needs for the next four years, exclusive of any expenditures made for acquisitions. Our levels of borrowing are further restricted by the financial covenants set forth in our senior secured credit facility and the indenture governing the notes, which covenants are described in our Annual Report on Form 10-K/A for the year ended December 31, 2003. These covenants would restrict our additional borrowings to approximately $35 million to $45 million, which we believe meets our liquidity needs in 2004.

Our expansion and acquisition strategy may require substantial capital. Sufficient funding for such acquisitions may not be available under our existing revolving credit facility, and we may not be able to raise any necessary additional funds through bank financing or the issuance of equity or debt securities on terms acceptable to us, if at all.

EBITDA

EBITDA (earnings before interest, taxes, depreciation, and amortization) for the three months ended June 30, 2004, was $16.8 million, representing a $1.4 million, or 8.8% increase from $15.4 million for the same period of 2003. EBITDA for the six months ended June 30, 2004 was $35.2 million, representing a $2.3 million, or 7.1% increase from $32.9 million for the same period of 2003.

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

The following is a reconciliation of EBITDA to net cash provided by operating activities.

	Six Months Ended June 30,
	2004	2003
Net cash provided by operating activities	$18,533	$20,695
Changes in operating assets and liabilities	1,732	4,267
Other non-cash expenses	(346)	(922)
Current income taxes	339	135
Interest expense	14,933	8,680

EBITDA	$35,191	$32,855

	Six Months Ended June 30,
	2004	2003
Supplemental Information:
EBITDA	$35,191	$32,855
Net cash provided by operating activities	18,533	20,695
Net cash used in investing activities	(40,120)	(19,610)
Net cash provided by (used in) financing activities	21,587	(1,085)
Movable medical equipment expenditures (including acquisitions)	19,858	17,190
Movable medical equipment depreciation	17,650	15,800
Non-movable medical equipment depreciation and amortization	$1,539	$1,777
Other operating data:
Movable medical equipment owned (units at end of period)	149,000	143,000
Offices (at end of period)	76	67
Number of outsourcing hospital customers (at end of period)	3,050	2,800
Number of total outsourcing customers (at end of period)	6,200	5,900

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk is interest rate risk associated with our debt instruments. We use both fixed and variable rate debt as sources of financing. At June 30, 2004, we had approximately $295,555,000 of total debt outstanding, net of unamortized discount, of which $35,078,000 was bearing interest at variable rates approximating 4.7%. A 2 percentage point change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $243,000 and $709,000 for the first six months of 2004 and 2003, respectively. We have not entered into, and do not plan to enter into, any derivative financial instruments for trading or speculative purposes. Historically, we have not engaged in hedging activities. As of June 30, 2004, we had no other significant material exposure to market risk.

Item 4.	Controls and Procedures

(a).	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15(d)-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.

(b).	Changes in internal controls.

During the second quarter of 2004, there has been no change in our internal control over financial reporting (as defined in Rule 15(d)-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

Not applicable.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

On May 3, 2004, we sold 700,000 shares of our common stock to certain key employees, directors and parties to the stockholder’s agreement in a private transaction at a price of $1.00 per share, for an aggregate purchase price of $700,000. All such sales were completed pursuant to the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended. We used the net proceeds of the sale to fund operations.

On May 1, 2004, options to purchase an aggregate of 312,000 shares of common stock were issued to two of the Company’s directors under the Plan. On May 1, 2004, options to purchase an aggregate of 12,902,397 of common stock were issued to a total of 265 employees under the Plan. On June 15, 2004, options to purchase an aggregate of 1,000,000 shares of common stock were issued to a member of management.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.1	Form of Employment Agreement dated as of June 15, 2004, between Universal Hospital Services, Inc. and Rex T. Clevenger

10.2	Form of Stock Option Agreement dated as of June 15, 2004, between Universal Hospital Services, Inc. and Rex T. Clevenger

12.1	Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Certification of Gary D. Blackford Pursuant to 18 U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Rex T. Clevenger Pursuant to 18 U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

We filed a Form 8-K on May 18, 2004, which reported a press release that announced first quarter earnings for 2004. We filed a Form 8-K on July 1, 2004, which reported a press release that announced that Rex T. Clevenger had joined the Company as its Senior Vice President and Chief Financial Officer. We filed a Form 8-K on August 5, 2004, which reported a press release that announced second quarter earnings for 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2004

Universal Hospital Services, Inc.

By	/s/ Gary D. Blackford
Gary D. Blackford, President and Chief Executive Officer

By	/s/ Rex T. Clevenger
Rex T. Clevenger, Senior Vice President and Chief Financial Officer

Universal Hospital Services, Inc.

EXHIBIT INDEX TO REPORT ON FORM 10-Q

Number	Description

10.1	Form of Employment Agreement dated as of June 15, 2004, between Universal Hospital Services, Inc. and Rex T. Clevenger

10.2	Form of Stock Option Agreement dated as of June 15, 2004, between Universal Hospital Services, Inc. and Rex T. Clevenger

12.1	Statement regarding the computation of ratio of earnings to fixed charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Gary D. Blackford Pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Rex T. Clevenger Pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.