Form 10-Q
period 2004-09-30
UNIVERSAL HOSPITAL SERVICES INC
filed 2004-11-15
CIK 886171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Number of shares of common stock outstanding as of November 12, 2004: 123,430,614

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Universal Hospital Services, Inc.

Statement of Operations

(dollars in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Medical equipment outsourcing	$38,582	$34,358	$116,936	$104,925
Medical equipment sales, remarketing and disposables and other	4,291	3,825	12,824	11,117
Technical and professional services	6,735	3,662	18,135	10,343

Total revenues	49,608	41,845	147,895	126,385

Costs of medical equipment outsourcing, sales and service	29,204	24,085	84,098	69,860

Gross margin	20,404	17,760	63,797	56,525

Selling, general and administrative	13,956	11,671	41,351	35,178

Operating income	6,448	6,089	22,446	21,347

Interest expense	7,550	4,354	22,483	13,034

(Loss) income before income taxes	(1,102)	1,735	(37)	8,313

(Benefit) provision for income taxes	(114)	705	225	3,336

Net (loss) income	$(988)	$1,030	$(262)	$4,977

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Balance Sheets

(dollars in thousands, except share and per share information)

	September 30, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts of $1,950 at September 30, 2004 and $1,750 at December 31, 2003	$39,065	$33,943
Inventories	4,790	3,441
Deferred income taxes	2,060	2,205
Other current assets	1,721	1,961

Total current assets	47,636	41,550
Property and equipment, net:
Movable medical equipment, net	123,111	122,931
Property and office equipment, net	7,989	6,784

Total property and equipment, net	131,100	129,715

Intangible assets:
Goodwill	44,006	36,348
Other, primarily deferred financing costs, net	10,870	11,423
Other intangibles, net	4,833	1,183

Total assets	$238,445	$220,219
Liabilities and Shareholders’ Deficiency
Current liabilities:
Current portion of long-term debt	$324	$284
Accounts payable	10,841	13,775
Accrued compensation and pension	8,658	7,699
Accrued interest	11,112	5,600
Other accrued expenses	3,139	2,010
Book overdrafts	202	3,891

Total current liabilities	34,276	33,259

Long-term debt, less current portion	288,139	270,798
Deferred compensation and pension	3,474	3,860
Deferred income taxes	2,060	2,205

Commitments and contingencies

Shareholders’ deficiency:
Common stock, $0.01 par value; 500,000,000 shares authorized, 123,430,614 shares issued and outstanding at September 30, 2004 and 122,768,962 shares at December 31, 2003	1,234	1,228
Additional paid in capital	698	—
Accumulated deficit	(88,680)	(88,375)
Accumulated other comprehensive loss	(2,756)	(2,756)

Total shareholders’ deficiency	(89,504)	(89,903)

Total liabilities and shareholders’ deficiency	$238,445	$220,219

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Statements of Cash Flows

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net (loss) income	$(262)	$4,977
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	29,089	25,558
Amortization of intangibles	302	1,038
Accretion of bond discount	—	397
Provision for doubtful accounts	1,051	528
Non-cash stock-based compensation expense	—	160
(Gain) loss on sales and disposal of equipment	(470)	412
Deferred income taxes	—	3,141
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(3,125)	(1,697)
Inventories and other operating assets	(199)	(425)
Accounts payable and accrued expenses	10,748	(4,873)

Net cash provided by operating activities	37,134	29,216

Cash flows from investing activities:
Movable medical equipment purchases	(34,271)	(26,710)
Property and office equipment purchases	(3,008)	(2,025)
Proceeds from disposition of movable medical equipment	2,372	1,465
Acquisitions	(15,455)	—
Other	(1,081)	(1,905)

Net cash used in investing activities	(51,443)	(29,175)

Cash flows from financing activities:
Proceeds under revolving credit facility agreements	75,714	50,950
Payments under revolving credit facility agreements	(58,378)	(49,244)
Payment of deferred financing cost	—	(5)
Repurchase of common stock	(43)	—
Proceeds from issuance of common stock, net of offering costs	705	42
Change in book overdraft	(3,689)	(1,784)

Net cash provided by (used in) financing activities	14,309	(41)

Net change in cash and cash equivalents	$—	$—

Cash and cash equivalents at the beginning of period	$—	$—
Cash and cash equivalents at the end of period	$—	$—

Supplemental cash flow information:
Interest paid	$15,710	$16,319

Movable medical equipment purchases included in accounts payable	$4,187	$3,270

Income taxes paid	$61	$192

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

NOTES TO UNAUDITED QUARTERLY FINANCIAL STATEMENTS

1. Basis of Presentation:

The condensed financial statements included in this Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2003 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.

The interim financial statements presented herein as of September 30, 2004, and September 30, 2003, and for the three and nine months ended September 30, 2004, and September 30, 2003, reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented. These adjustments are all of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year.

The December 31, 2003, balance sheet amounts were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

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

	Nine Months Ended September 30,
	2004	2003
Net (loss) income, as reported	$(262)	$4,977
Add: Stock-based employee compensation included in reported net income	—	160
Less: Total stock-based employee compensation expense under fair value-based method	(761)	(1,126)

Pro forma net income	$(1,023)	$4,011

On October 1, 2004, options to purchase an aggregate of 920,500 shares of common stock were issued to a total of 99 employees under the 2003 Stock Option Plan (the “Plan”). All of the foregoing options were issued with an exercise price of $1.20 per share, the fair market value of a share of common stock on the date of grant as determined by the Board of Directors.

4. Acquisitions

On March 24, 2004, we completed the acquisition of Affiliated Clinical Engineering Services (ACES), located in Boston, Massachusetts. The purchase price was approximately $4.4 million and includes a hold-back and indemnification provision for the benefit of the Company. We financed this purchase from borrowings under our revolving credit facility.

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

On August 31, 2004, we completed the acquisition of certain assets of Cardinal Health 200, Inc., headquartered in Naperville, Illinois. The purchase price was approximately $1.0 million and includes an indemnification provision for the benefit of the Company. We financed this purchase from borrowings under our revolving credit facility.

5. Goodwill

The change in the carrying amount of goodwill for the nine months ended September 30, 2004, is as follows:

Balance at December 31, 2003	$36,348
Increase due to the acquisition of:
Affiliated Clinical Engineering Services	1,035
Galaxy Medical Products, Inc.	3,395
Advanced Therapeutics of Wisconsin, Inc.	3,228

Balance at September 30, 2004	$44,006

6. Segment Reporting

Effective January 1, 2004, we began reporting our financial results in three segments, to reflect how we currently manage our business. Our operating segments consist of Medical Equipment Outsourcing, Technical and Professional Services, and Medical Equipment Sales, Remarketing and Disposables. We evaluate the performance of our operating segments based on gross margin. The accounting policies of the individual operating segments are the same as those of the entire company.

3rd Quarter Results

	Outsourcing		Sales		Services		Consolidated
	2004	2003	2004	2003	2004	2003	2004	2003
Revenue	$38,582	$34,358	$4,291	$3,825	$6,735	$3,662	$49,608	$41,845
Cost	20,951	N/A	3,488	N/A	4,764	N/A	29,204	24,085

Gross Margin	$17,631	N/A	$803	N/A	$1,971	N/A	$20,404	$17,760
Gross Margin %	45.7%	N/A	18.7%	N/A	29.3%	N/A	41.1%	42.4%

Year to Date Results

	Outsourcing		Sales		Services		Consolidated
	2004	2003	2004	2003	2004	2003	2004	2003
Revenue	$116,936	$104,925	$12,824	$11,117	$18,135	$10,343	$147,895	$126,385
Cost	61,662	N/A	9,784	N/A	12,652	N/A	84,098	69,860

Gross Margin	$55,274	N/A	$3,040	N/A	$5,483	N/A	$63,797	$56,525
Gross Margin %	47.3%	N/A	23.7%	N/A	30.2%	N/A	43.1%	44.7%

Segmented expenses are not available prior to January 1, 2004, and are not reflected in these schedules.

7. Subsequent Events

On October 1, 2004, we issued options to certain of our employees. See note 3.

8. Pension Plan

The components of net periodic pension costs are as follows:

(in thousands)	3rd Quarter		Year to Date
	2004	2003	2004	2003
Service cost	$—	$—	$—	$—
Interest cost	220	222	658	666
Expected return on plan assets	(236)	(199)	(707)	(593)
Recognized net actuarial gain	14	3	42	7
Amortization of prior service cost	—	—	—	—

Total cost	$(2)	$26	$(7)	$80

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

BUSINESS OVERVIEW

Our Company

We are a leading, nationwide provider of medical technology outsourcing and services to the health care industry, including national, regional and local acute care hospitals and alternate site providers, such as nursing homes and home care providers. As the industry’s largest purchaser, outsourcer and reseller of movable medical equipment we are positioned to service customers across the spectrum of the equipment life cycle. Our diverse outsourcing customer base includes more than 3,100 acute care hospitals and approximately 3,150 alternate site providers. We also have extensive and long-standing relationships with over 300 major medical equipment manufacturers and many of the nation’s largest group purchasing organizations, or GPOs, and integrated delivery networks, or IDNs. Our service offerings fall into three general categories: 1. Medical Equipment Outsourcing; 2. Technical and Professional Services; and 3. Medical Equipment Sales, Remarketing and Disposables. All of our services leverage our nationwide logistics network and our 65 years of experience managing and servicing all aspects of movable medical equipment. These services are paid for by our customers and not through reimbursement from governmental or other third-party payors.

In the third quarter, we made a number of organizational changes to enhance our ability to both sell and deliver broader and more comprehensive ranges of services across the full equipment life cycle:

1.	Customer Service and sales responsibilities in the field are now segregated into separate, more focused organizations. This will allow the sales organization to expand the time available for customer sales and consultation. It will let the customer service organization focus on improving service and efficiency.

2.	All technicians are now organized under the Technical & Professional Services organization. Previously, a number of technicians reported up through the outsourcing district office structure. The new reporting structure will provide for better supervision, training and accountability for technical personnel. It will also allow the company to accelerate efforts to move technical personnel closer to hospital care and manufacturer customers.

We also are continuing to focus on expanding our bariatrics and AMPP based programs as well as less capital intensive businesses including fee-based consulting services, biomedical resident based programs and manufacturer services.

Medical Equipment Outsourcing

Our flagship business is our Medical Equipment Outsourcing unit, which accounted for $38.6 million, or approximately 77.8%, of our revenues for the three months ended September 30, 2004, and $116.9 million, or approximately 79.1%, of our revenues for the first nine months of 2004. We own approximately 151,000 pieces of movable medical equipment in four primary categories: critical care, respiratory therapy, monitoring and newborn care.

During the second quarter of 2004, we began an initiative to obtain a leadership position in bariatrics by reentering this market with the acquisition of certain assets from Galaxy Medical Products, Inc., the acquisition of substantially all of the assets of Advanced Therapeutics of Wisconsin, Inc. and a geographic product rollout.

Our outsourcing programs include the following range of services:

•	Supplemental and peak usage needs, allowing our customers to avoid substantial capital outlays to meet peak medical equipment needs, and to match their costs more closely with patient revenues;

•	Long-term or exclusive outsourcing, providing customers with capital and cost advantages through our expertise in acquiring medical equipment as well as access to our proprietary software and technology tools to manage their equipment;

•	Complete “in-house” programs called asset management partnership programs, or AMPPs, under which we assume full responsibility for managing a customer’s equipment needs, including using our on-site employees to manage a customer’s equipment services and logistics at its facilities;

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

Technical and Professional Services

Our 65 years of experience managing and servicing our own fleet of movable medical equipment has allowed us to extend our offerings to include technical and professional services for equipment owned by health care providers and manufacturers. We provide medical equipment repair, parts, inspection, preventative maintenance, logistic and consulting services through our nationwide network of over 250 technicians and professionals, as well as our nationwide network of district offices and service centers. These services, which accounted for $6.7 million, or approximately 13.6%, of our revenues for the three months ended September 30, 2004, and $18.1 million, or approximately 12.3%, of our revenues for the first nine months in 2004, allow us to leverage our extensive expertise and national network of facilities and trained professionals. Our technical and professional service offerings are less capital intensive than our Medical Equipment Outsourcing business, and provide a complementary alternative for customers that wish to own their medical equipment, or lack the expertise, funding or scale to perform these functions.

During the second quarter of 2004, we integrated the acquisition of Affiliated Clinical Engineering Services (ACES) that took place late in the first quarter of 2004. This acquisition helps solidify our transition to less capital intensive businesses.

We also operate a quality assurance department to develop, measure and document quality standards that meet industry standards. UHS standards are in compliance with the Food and Drug Administration (FDA), Canadian Standards Association (CSA), Joint Commission on Accreditation of Healthcare Organizations (JCAHO), Association for the Advancement of Medical Instrumentation (AAMI) and National Fire Protection Association (NFPA) equipment management and maintenance standards.

Our Technical and Professional Services customers include medical equipment manufacturers, large hospitals, small and critical access hospitals and alternate site providers such as nursing homes and home care providers, most of which are also customers of our outsourcing services.

Medical Equipment Sales, Remarketing and Disposables

We offer three areas of medical equipment sales, remarketing and disposables services, which collectively accounted for $4.3 million, or approximately 8.6%, of our revenues for the three months ended September 30, 2004 and $12.8 million, or approximately 8.6%, of our revenues for the first nine months in 2004. First, on a selective basis, we provide sales distribution and support for manufacturers of specialty medical equipment leveraging our national distribution network. Second, we acquire, remarket and dispose of used medical equipment both for our customers and on our own behalf. Finally, we offer, for sale to our customers, disposable items and accessories in order to support their equipment needs.

RESULTS OF OPERATIONS

The following discussion addresses our financial condition as of September 30, 2004, and the results of operations and cash flows for the three and nine months ended September 30, 2004, and September 30, 2003. This discussion should be read in conjunction with the financial statements included elsewhere in this report and the Management’s Discussion and Analysis and Financial sections included in our 2003 Annual Report on Form 10-K/A filed with the Securities Exchange Commission.

The following table provides information on the percentages of certain items of selected financial data bear to total revenues and also indicates the percentage increase or decrease of this information over the prior comparable period:

	Percent of Total Revenues				Percent Increase (Decrease)
	Three Months Ended September 30,		Nine Months Ended September 30,		Qtr 3 2004 Over Qtr 3	Nine Months 2004 Over Nine Months
	2004	2003	2004	2003	2003	2003
Medical equipment outsourcing	77.8%	82.1%	79.1%	83.0%	12.3%	11.4%
Medical equipment sales, remarketing and disposables, and other	8.6	9.1	8.6	8.8	12.2	15.3
Technical and professional services	13.6	8.8	12.3	8.2	83.9	75.3

Total revenues	100.0	100.0	100.0	100.0	18.6	17.0
Costs of medical equipment outsourcing, sales and service	58.9	57.6	56.9	55.3	21.2	20.4

Gross margin	41.1	42.4	43.1	44.7	14.9	12.9
Selling, general and administrative	28.1	27.8	27.9	27.8	19.6	17.5

Operating income	13.0	14.6	15.2	16.9	5.9	5.2
Interest expense	15.2	10.5	15.2	10.3	73.4%	72.5

(Loss) income before income taxes	(2.2)	4.1	0.0	6.6	NM *	NM
(Benefit) provision for income taxes	(0.2)	1.6	0.2	2.7	NM	NM

Net (loss) income	(2.0)%	2.5%	(0.2)%	3.9%	NM	NM

*	Not meaningful

Medical Equipment Outsourcing

Medical equipment outsourcing revenues for the three months ended September 30, 2004, were $38.6 million, representing a $4.2 million, or 12.3%, increase from medical equipment outsourcing revenues of $34.4 million for the same period of 2003. Medical equipment outsourcing revenues for the nine months ended September 30, 2004, were $116.9 million, representing a $12.0 million, or 11.4%, increase from medical equipment outsourcing revenues of $104.9 million for the same period of 2003. The outsourcing revenue growth resulted from increased asset management partnership program

(“AMPP”) revenue due to additional AMPP customers, competitive take-aways, reentry into the bariatrics market, growth in our acute care customer base and increased penetration of existing customers.

The group purchasing agreement we have with a large group purchasing organization (“GPO”) expires on November 30, 2004. We are in negotiations for a new agreement with the GPO. The failure to enter into the new agreement may, over time, reduce medical equipment outsourcing revenue.

Medical Equipment Sales, Remarketing and Disposables, and Other

Medical equipment sales, remarketing and disposables, and other for the three months ended September 30, 2004, were $4.3 million, representing a $0.5 million, or 12.2%, increase from medical equipment sales, remarketing and disposables, and other revenues of $3.8 million for the same period of 2003. Medical equipment sales, remarketing and disposables, and other revenues for the nine months ended September 30, 2004, were $12.8 million, representing a $1.7 million, or 15.3%, increase from medical equipment sales, remarketing and disposables, and other revenues of $11.1 million for the same period of 2003. The increase in sales revenue is due to a growth in remarketing equipment and specialty sales of $2.6 million, offset by a reduction in disposable sales of $0.8 million.

Technical and Professional Services

Technical and professional service revenues for the three months ended September 30, 2004, were $6.7 million, representing a $3.0 million, or 83.9%, increase from technical and professional service revenues of $3.7 million for the same period of 2003. Technical and professional service revenues for the nine months ended September 30, 2004 were $18.1 million, representing a $7.8 million, or 75.3%, increase from technical and professional service revenues of $10.3 million for the same period of 2003. The increase in service revenue is due to strong growth in provider and manufacturer services, partially due to the recent service acquisitions previously discussed.

Cost of Medical Equipment Outsourcing, Sales and Service

Total cost of medical equipment outsourcing, sales and service for the three months ended September 30, 2004, was $29.2 million, representing a $5.1 million, or 21.2% increase from cost of medical equipment outsourcing, sales and service of $24.1 million for the same period of 2003. Total cost of medical equipment outsourcing, sales and service for the nine months ended September 30, 2004, was $84.1 million, representing a $14.2 million, or 20.4% increase from cost of medical equipment outsourcing, sales and service of $69.9 million for the same period of 2003. The increase is due to $3.6 million in personnel and repair part expenses related to growing our service business, $2.8 million for district and AMPP support personnel, $2.7 million in movable medical equipment depreciation due to rental equipment additions, $1.7 million in costs of good sold related to sales of equipment, $1.3 million for personnel and repair parts related to maintaining our own fleet of movable medical equipment, $0.7 million for rent and utilities expenses related to our growth in number of district offices and $0.6 million in supply inventory reserves.

Gross Margin

Total gross margin for the three months ended September 30, 2004, was $20.4 million, representing a $2.6 million, or 14.9%, increase from gross margin of $17.8 million for the same period of 2003. Total gross margin for the nine months ended September 30, 2004, was $63.8 million, representing a $7.3 million, or 12.9%, increase from gross margin of $56.5 million for the same period of 2003. For the three months ended September 30, 2004, total gross margin, as a percentage of total revenues, decreased to 41.1% from 42.4% for the same period of 2003. For the nine months ended September 30, 2004, total gross margin, as a percentage of total revenues decreased to 43.1% from 44.7%. The decrease in gross margin as a percentage of total revenue for the nine months is due to the investments in field service personnel and the shift in revenue mix toward non-capital sales and service businesses which operate at a lower margin. Service and repair costs have increased as a result of an increase in service business and a slight increase in the age of the equipment fleet. These trends are expected to continue, resulting in a modest increase in future service and repair costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2004, were $14.0 million, representing a $2.3 million, or 19.6% increase from selling, general and administrative expenses of $11.7 million for the same period of 2003. Selling, general and administrative expenses for the nine months ended September 30, 2004, were $41.4 million, representing a $6.2 million, or 17.5% increase from selling, general and administrative expenses of $35.2 million for the same period of 2003. The increase was primarily due to additional costs of increased customer service and support costs of both outsourcing and service segments of $4.1 million, management fees and board of directors’ expenses of $0.6 million, allowance for doubtful accounts expense of $0.5 million and costs related to investing in technology to support our business of $0.3 million. Selling, general and administrative expenses as a percentage of total revenue for the three months ended September 30, 2004, increased to 28.1% from 27.8% for the same period of 2003. Selling, general and administrative expenses as a percentage of total revenue for the nine months ended September 30, 2004, increased slightly to 27.9% from 27.8% for the same period of 2003.

During the remaining part of 2004 and 2005, we anticipate that we will incur additional expenses related to complying with the attestation and other requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

Interest Expense

Interest expense for the three months ended September 30, 2004, was $7.6 million, representing a $3.2 million, or 73.4%, increase from interest expense of $4.4 million for the same period of 2003. Interest expense for the nine months ended September 30, 2004, was $22.5 million, representing a $9.5 million, or 72.5%, increase from interest expense of $13.0 million for the same period of 2003. These increases primarily reflect an increase in borrowings and a higher effective interest rate related to our recapitalization event in the fourth quarter of 2003. Average borrowings increased for the nine months ended September 30, 2004 to $284.5 million from $204.5 million for the same period of 2003.

Income Taxes

Tax expense for the nine months ended September 30, 2004, consists primarily of minimum state taxes. We do not anticipate any federal tax for the year, as net income expected to be generated in 2004 will be offset by a valuation allowance.

Net Income

We had a net loss for the three months ended September 30, 2004, of $1.0 million, compared to net income of $1.0 million in the same period of 2003. We had net loss for the nine months ended September 30, 2004, of $0.3 million, compared to net income of $5.0 million in the same period of 2003. The decrease is primarily due to a $9.4 million increase in interest expense related to our recapitalization in the fourth quarter of 2003 partially offset by the $3.1 million decrease in income tax expense and the $1.1 million growth in operating income.

Quarterly Financial Information: Seasonality

Quarterly operating results are typically affected by seasonal factors. Historically, our first and fourth quarters are the strongest, reflecting increased hospital utilization during the fall and winter months.

Liquidity and Capital Resources

Historically, we have financed our equipment purchases primarily through internally generated funds and borrowings under our revolving credit facility. As an asset intensive business, we need continued access to capital to support the acquisition of equipment for outsourcing to our customers. We purchased and received $39.1 million, $37.8 million and $40.7 million of outsourcing equipment in 2003, 2002, and 2001, respectively. For the first nine months of 2004 and 2003, we purchased and received $29.0 million (of which $3.9 million related to acquisitions) and $24.3 million of movable medical equipment, respectively. These amounts reflect what were capitalized into the Balance Sheets. This is different from the Statements of Cash Flows due to the large amount of 2003 capital expenditures accrued for at December 31, 2003 and paid for in 2004.

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

Net cash provided by operating activities during the nine months ended September 30, 2004, was $37.1 million, compared to $29.2 million in the same period of 2003. This increase is primarily attributable to the increased amount of interest owed due to our senior notes and senior secured credit facility discussed below and the timing of our interest payment which occurred during the third quarter in 2003, but will occur during the fourth quarter of 2004. Net cash used in investing activities during the nine months ended September 30, 2004, was $51.4 million, compared to $29.2 million in the same period of 2003. This increase was primarily attributable to a timing difference related to capital expenditures placed in service in 2003 and paid for in 2004, an increase in capital expenditures for movable medical equipment, purchasing certain assets from Galaxy Medical and Cardinal Health and our acquisitions of ACES and Advanced Therapeutics. Net cash provided by (used in) financing activities during the nine months ended September 30, 2004, was $14.3 million, compared to $0.0 million in the same period in 2003. This increase was primarily attributable to higher levels of borrowing to fund the above mentioned acquisitions.

In connection with our recapitalization, on October 17, 2003, we terminated our former revolving credit facility and entered into a five-year senior secured credit facility with a bank group led by General Electric Capital Corporation. Our senior secured credit facility provides us with up to $100 million in available revolving borrowings, subject to borrowing base availability. As of September 30, 2004, we had $28.1 million in borrowings. Our credit facility contains financial covenants and maintenance tests, including a total leverage ratio test, an interest coverage ratio test, and restrictive covenants, including restrictions on our ability to make capital expenditures. Our secured credit facility is secured by substantially all of our assets and the assets of some of our future subsidiaries, if any, and by a pledge of all of the capital stock of some of our future subsidiaries, if any.

In connection with the recapitalization, on October 17, 2003, we issued $260 million of our 10-1/8% series A senior notes due 2011 in a private transaction. In addition, on October 17, 2003, and October 28, 2003, J.W. Childs Equity Partners III, L.P., JWC Fund III Co-invest LLC, Halifax Capital Partners, L.P., and certain members of management purchased an aggregate of approximately $56 million of issued stock of UHS at a purchase price of $1.00 (post split) per share in private transactions. Proceeds from the recapitalization were used to repurchase outstanding senior notes and certain equity securities and to repay and terminate our former revolving credit facility.

On May 14, 2004, we exchanged our $260 million in outstanding 10-1/8% series A senior notes due 2011, which we refer to as the initial notes, for $260 million in registered 10-1/8% series B senior notes due 2011, which we refer to as the exchange notes. The terms of the exchange notes are identical to the terms of the initial notes except that the exchange notes are registered under the Securities Act of 1933, and therefore are freely transferable, subject to certain conditions. The exchange notes evidence the same indebtedness as the initial notes.

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

Based on the level of operating performance expected in 2004, we believe our cash from operations, together with expected additional borrowings under our senior secured credit facility in 2004, will meet our liquidity needs during 2004, exclusive of any borrowings that we may make to finance potential acquisitions. Availability under our new senior secured credit facility as of September 30, 2004, was approximately $57.0 million, representing our borrowing base of $86.8 million, net of outstanding letters of credit of $1.7 million and borrowings of $28.1 million at that date. At our expected level of borrowing for 2004, the current availability under our senior secured credit facility would be sufficient to meet our liquidity needs for the next four years, exclusive of any expenditures made for acquisitions. Our levels of borrowing are further restricted by the financial covenants set forth in our senior secured credit facility and the indenture governing the notes, which covenants are described in our Annual Report on Form 10-K/A for the year ended December 31, 2003. These covenants would restrict our additional borrowings to approximately $44 million, which we believe meets our liquidity needs in 2004

Our expansion and acquisition strategy may require substantial capital. Sufficient funding for such acquisitions may not be available under our existing revolving credit facility, and we may not be able to raise any necessary additional funds through bank financing or the issuance of equity or debt securities on terms acceptable to us, if at all.

EBITDA

EBITDA (earnings before interest, taxes, depreciation, and amortization) for the three months ended September 30, 2004, was $16.6 million, representing a $1.5 million, or 10.3% increase from $15.1 million for the same period of 2003. EBITDA for the nine months ended September 30, 2004 was $51.8 million, representing a $3.9 million, or 8.1% increase from $47.9 million for the same period of 2003.

EBITDA is not intended to represent an alternative to operating income or cash flows from operating, financing or investing activities (as determined in accordance with generally accepted accounting principles (GAAP)) as a measure of performance, and is not representative of funds available for discretionary use due to the Company’s financing obligations. EBITDA, as defined by the Company, may not be calculated consistently among other companies applying similar reporting measures. EBITDA is included because it is a widely accepted financial indicator used by certain investors and financial analysts to assess and compare companies and a version of EBITDA is an integral part of the Company’s debt covenant calculations. Management believes that EBITDA provides an important perspective on the Company’s ability to service its long-term obligations, the Company’s ability to fund continuing growth, and the Company’s ability to continue as a going concern. A reconciliation of EBITDA to operating cash flows is included below.

The following is a reconciliation of EBITDA to net cash provided by operating activities.

	Nine Months Ended September 30,
	2004	2003
Net cash provided by operating activities	$37,134	$29,216
Changes in operating assets and liabilities	(7,363)	6,995
Other non-cash expenses	(581)	(1,497)
Current income taxes	164	195
Interest expense	22,483	13,034

EBITDA	$51,837	$47,943

	Nine Months Ended September 30,
	2004	2003
Supplemental Information:

EBITDA	$51,837	$47,943
Net cash provided by operating activities	37,134	29,216
Net cash used in investing activities	(51,443)	(29,175)
Net cash provided by (used in) financing activities	14,309	(41)
Movable medical equipment expenditures (including acquisitions)	28,990	24,303
Movable medical equipment depreciation	26,909	23,921
Non-movable medical equipment depreciation and amortization	$2,478	$2,646

Other operating data:

Movable medical equipment owned (units at end of period)	151,000	143,000
Offices (at end of period)	76	68
Number of outsourcing hospital customers (at end of period)	3,100	2,850
Number of total outsourcing customers (at end of period)	6,250	5,925

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: We believe statements in this quarterly report looking forward in time involve risks and uncertainties. The following factors, among others, could adversely affect our business, operations and financial condition causing our actual results to differ materially from those expressed in any forward-looking statements: the Company’s history of net losses and substantial interest expense; the Company’s need for substantial cash to operate and expand its business as planned; the Company’s substantial outstanding debt and debt service obligations; restrictions imposed by the terms of the Company’s debt; a decrease in the number of patients our customers are serving; the Company’s ability to effect change in the manner in which healthcare providers traditionally procure medical equipment; the absence of long-term commitments with customers; the Company’s ability to renew contracts with group purchasing organizations and integrated delivery networks; changes in reimbursement rates and policies by third-party payors; the impact of health care reform initiatives; the impact of significant regulation of the health care industry and the need to comply with those regulations; difficulties or delays in our continued expansion into certain of our businesses/geographic markets and developments of new businesses/geographic markets; and additional credit risks in increasing business with home care providers and nursing homes. These and other risk factors are detailed in the Company’s Annual Report on Form 10K/A for the year ended December 31, 2003, filed with Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk is interest rate risk associated with our debt instruments. We use both fixed and variable rate debt as sources of financing. At September 30, 2004, we had approximately $288,463,000 of total debt outstanding, net of unamortized discount, of which $28,060,000 was bearing interest at variable rates approximating 5.2%. A 2 percentage point change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $518,000 and $1,044,000 for the first nine months of 2004 and 2003, respectively. We have not entered into, and do not plan to enter into, any derivative financial instruments for trading or speculative purposes. Historically, we have not engaged in hedging activities. As of September 30, 2004, we had no other significant material exposure to market risk.

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

(b). Changes in internal controls.

During the third quarter of 2004, there has been no change in our internal control over financial reporting (as defined in Rule 15(d)-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 30, 2004, pursuant to the exercise of outstanding options, we sold 4,995 shares of our common stock to three of our departing employees, for an aggregate purchase price of $4,995. All such sales were completed pursuant to the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended. The proceeds from the sales of such shares were added to our general funds and used for our general corporate purposes.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibits:

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

Date: November 15, 2004

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