Form 10-K
period 2004-12-31
UNIVERSAL HOSPITAL SERVICES INC
filed 2005-03-31
CIK 886171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 000-20086

UNIVERSAL HOSPITAL SERVICES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	41-0760940
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7700 France Avenue South, Suite 275

Edina, Minnesota 55435-5228

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

The number of shares outstanding of common stock, $.01 par value, as of March 16, 2005, was 123,435,607.96.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORM 10-K TABLE OF CONTENTS

PART I

ITEM 1:	Business

OUR COMPANY

Universal Hospital Services, Inc. (“we”, “our” or “UHS”) is a leading, nationwide provider of medical equipment outsourcing and services to the health care industry. Our customers include national, regional and local acute care hospitals, alternate site providers (such as nursing homes and home care providers) and medical equipment manufacturers. Our diverse customer base includes more than 3,100 acute care hospitals and approximately 3,150 alternate site providers. We also have extensive and long-standing relationships with over 200 major medical equipment manufacturers and many of the nation’s largest group purchasing organizations (GPOs) and integrated delivery networks (IDNs). All of our services leverage our nationwide network of 75 district offices, 62 technical service locations (most of which are co-located with the district offices) and our more than 65 years of experience managing and servicing all aspects of movable medical equipment. These services are paid for by our customers and not directly through reimbursement from governmental or other third-party payors. We commenced operations in 1939, originally incorporated in Minnesota in 1954 and reincorporated in Delaware in 2001. Our revenue, profits, and assets for the prior five years are described in “Item 6 – Selected Financial Data.”

As a leading medical equipment lifecycle services company, we design and offer comprehensive solutions for our customers that increase equipment and staff productivity and support optimal patient care.

Effective January 1, 2004, we began reporting our financial results in three segments, to reflect how we manage our business. Our operating segments consist of Medical Equipment Outsourcing, Technical and Professional Services, and Medical Equipment Sales and Remarketing. We evaluate the performance of our operating segments based on gross margin. The accounting policies of the individual operating segments are the same as those of the entire company.

Medical Equipment Outsourcing Segment- Manage & Utilize

Our flagship business is our Medical Equipment Outsourcing Segment which accounted for $156.5 million, or approximately 78.4%, of our revenues for the year ended December 31, 2004. We own approximately 150,000 pieces of movable medical equipment, primarily in the categories of respiratory therapy, newborn care, critical care, patient monitors, and bariatric and pressure area management. During the second quarter of 2004, we began an initiative to take a leadership position in bariatric equipment outsourcing (patient handling equipment for morbidly obese patients) by reentering this market with the acquisition of certain assets from Galaxy Medical Products, Inc., the acquisition of substantially all of the assets of Advanced Therapeutics of Wisconsin, Inc. and a geographic product rollout.

In our outsourcing programs we provide our customers with the use of movable medical equipment and we maintain the equipment for our customers by performing preventative maintenance, repairs, cleaning and testing, and maintaining certain reporting records. We also provide prompt replacement of any defective equipment and the flexibility to upgrade their equipment as technology changes. We have three primary outsourcing programs:

•	Supplemental and Peak Needs Usage. Our basic outsourcing program is renting patient-ready, movable medical equipment to our customers on a supplemental or peak needs basis. Many of our customers have traditionally owned only the amounts and types of such equipment necessary to service their usual and customary bed census and range of treatment offerings. When our customers experience a peak in census or require equipment for less common treatments, they rely on us to fulfill many of their equipment needs, often within two hours (plus drive time) of receiving a customer’s request. Supplemental and peak needs activity is impacted by changes in hospital patient census, which typically fluctuates on a seasonal basis.

•	Long-Term Outsourcing Agreements. We also offer our customers the opportunity to obtain movable medical equipment through long-term outsourcing agreements. By executing a long-term outsourcing agreement, our customers are able to secure the availability of an identified pool of patient-ready equipment and to pay for it on a daily, weekly, monthly or a Pay-Per-Use basis; and

•

Asset Management Partnership Programs (AMPP). Our AMPP program allows our customers to outsource the responsibilities and costs of effectively managing their movable medical equipment, with the added benefit of enhancing equipment utilization. This program allows the customers to adjust their equipment and technology for changes to patient census and acuity. Our employees work at the customers’ sites to integrate our equipment management process and technology tools into our customers’ day-to-day operations. We assume full responsibility for delivering equipment where and when it is needed, removing equipment that is no longer in use and cleaning equipment between every patient use. Our highly skilled and trained equipment technicians maintain and service our AMPP customers’ equipment to our standards. They also perform required training and “in service” sessions to keep our customers’ staffs fully trained and knowledgeable about the use and operation of key equipment.

Our AMPP programs include management of our equipment at the customer’s facility and/or management of customer-owned equipment. As of December 31, 2004, we had 36 AMPP programs.

Our medical equipment programs enable health care providers to replace the fixed costs of owning and/or leasing medical equipment with variable costs that are more closely related to their revenues and current equipment needs. The increased flexibility and services provided to our customers allows them to:

•	access our extensive data and expertise on the cost, performance, features and functions of all major items of medical equipment;

•	increase productivity of available equipment;

•	reduce maintenance and management costs through the use of our dedicated and knowledgeable outsourcing staff and technology;

•	increase the productivity and satisfaction of their nursing staff by allowing them to focus on primary patient care responsibilities;

•	reduce equipment obsolescence risk; and

•	facilitate compliance with regulatory and record keeping requirements and manufacturers’ specifications on tracking and maintenance of medical equipment.

We currently provide outsourcing services to more than 3,100 acute care hospitals in the United States, including such premier institutions as UCLA Medical Center, Brigham and Women’s Hospital, Johns Hopkins Medical Center, Baylor University and Kansas University Medical Center. Our reentry into the bariatric market has given us new opportunities with many of our existing customers.

We have contracts in place with many of the leading national GPOs for both the acute care and alternate site markets. We also have agreements with national alternate site providers. We expect much of our future growth in this segment to be driven by our customers outsourcing more of their movable medical equipment needs and taking full advantage of our expanded offering of Long Term Outsourcing Agreements and AMPPs.

Technical and Professional Services Segment – Plan & Acquire; Maintain & Repair

The Technical and Professional Services segment accounted for $25.5 million, or approximately 12.8%, of our revenues for the year ended December 31, 2004. We leverage our 65 plus years of experience and our extensive equipment database in repairing and maintaining medical equipment. We offer a broad range of inspection, preventative maintenance, repair, logistic and consulting services through our team of over 250 technicians and professionals located in our nationwide network of district offices and service centers.

•	Supplemental Maintenance and Repair Services. We provide maintenance and repair services that supplement the customer’s current maintenance management practices on a scheduled and unscheduled basis. As part of these services, we provide service documentation that supports the customer’s regulatory reporting requirements. These maintenance and repair services include:

•	Unscheduled Service: Repair and other services provided on an uncontracted, fee-for-service basis.

•	Scheduled Service: Equipment maintenance and inspection services on a defined set of equipment.

•	Full Service: Equipment maintenance, inspection and repair services on a defined set of equipment.

•	Vendor Management Service: Vendor management services in which we manage the manufacturer and/or third party vendors for service delivery, typically on high end lab and radiology equipment.

•	Resident Programs. We also provide full and part-time resident-based equipment maintenance programs that provide all the benefits of our supplemental maintenance and repair programs, but with the addition of onsite UHS employees, coordinated management of subcontractors, and a broad range of equipment management consulting services. UHS coordinates the service and maintenance needs of an entire facility for all clinical equipment. Under this comprehensive program, we may:

•	perform all equipment repairs and inspections, including parts;

•	manage all regulatory and safety compliance policies;

•	provide onsite 24 x 7 coverage; and

•	provide equipment management consulting services.

As of December 31, 2004, we have 74 resident-based maintenance programs and CHAMP® (Community Hospital Asset Management Program) part-time resident programs within this segment.

•	Consulting Services. We provide equipment consulting services as part of our other equipment management programs or as stand alone services. Some examples of our consulting services include technology baseline assessments, product comparison research and equipment utilization studies.

Our technical and professional service offerings are less capital intensive than our Medical Equipment Outsourcing segment, and provide a complementary alternative for customers that wish to own their medical equipment, or lack the expertise, funding or scale to perform maintenance, repair and analytical functions.

Our technicians are trained and certified on an ongoing basis directly by equipment manufacturers to enable them to be skilled in servicing a wide spectrum of medical equipment. They are required to maintain current certifications, to be cross-trained across equipment lines and to refresh their training on a regular basis. We also operate a quality assurance department to develop and document our own quality standards for our equipment. All equipment maintenance, inspection and repair services are performed to our specifications. We utilize our proprietary record keeping software to record these services which meets the applicable standards of the Joint Commission on Accreditation of Healthcare Organizations (JCAHO), the National Fire Protection Association (NFPA) and the Food and Drug Administration (FDA). These maintenance records are available to our customers and to regulatory agencies to verify the maintenance of our equipment throughout its useful life.

We provide our Technical and Professional Services to four distinct categories of customers:

•	Manufacturers. We provide our services to medical equipment manufacturers that either do not have a nationwide support or logistics network to service their products, or who find our offerings superior to their own in quality or cost. Our offerings include logistics and loaner management programs, depot or on-site warranty, non-warranty, product recall, field upgrades, maintenance or repairs, and onsite installation and in-service education;

•	Large Hospitals. We provide our services to large hospitals on a supplemental and fully outsourced basis. Our services are requested by in-house hospital biomedical departments on a supplemental basis because of our wealth of experience and expertise with movable medical equipment and to alleviate the increasing workload demands on in-house departments;

•	Small Hospitals and Critical Access Hospitals. We offer full lifecycle asset management services, including professional and technical services, to small hospitals (those with less than 150 beds) and Critical Access Hospitals. (Critical Access Hospitals are rural community hospitals that receive cost based Medicare reimbursement.) These customers typically lack the resources to evaluate, acquire, manage, maintain, repair and dispose of medical equipment or technology and draw upon our vast experience in these areas to assist them. Our premier service to these customers is our CHAMP® program; and

•	Alternate Site Providers. We offer our technical and repair services to alternate site providers, such as nursing homes and home care providers. Our nationwide service and repair network allows equipment to be repaired on site, or picked up and repaired in one of our district offices or repair service centers.

While our contracts with GPOs once were solely to provide medical equipment outsourcing services, we have expanded some of our agreements with these organizations to include Technical and Professional Services. We believe this trend will continue as GPOs look to provide their members with services covering the entire medical equipment lifecycle.

Medical Equipment Sales and Remarketing Segment- Redeploy & Remarket

This segment accounted for $17.6 million, or approximately 8.8%, of our revenues for the year ended December 31, 2004. This segment includes three distinct business activities:

•	Medical Equipment Remarketing and Disposal. We are one of the nation’s largest buyers and sellers of movable medical equipment, primarily for our own account. We also buy, source, remarket and dispose of pre-owned medical equipment for our customers through our Asset Recovery Program. This program allows our customers to maximize trade-in value on equipment upgrades, participate in a risk shared remarketing program or receive immediate cash payment for their unneeded equipment. Customers can also take advantage of our disposal services, removing equipment that has no remaining economic value in a safe and efficient manner. We educate hospitals on the optimal opportunity to evaluate upgrades based on the changes in technology and market conditions for their current equipment. We remarket used medical equipment to secondary market buyers. Our remarketing and asset disposal programs represent some of our best opportunities for growth in this segment, given our expertise, knowledge, and relationships in this area.

•	Specialty Medical Equipment Sales and Distribution. We use our national infrastructure to provide sales and distribution to manufacturers of specialty medical equipment. Our distribution services include demo services and product maintenance services. We act as distributors only for a limited number of products that are particularly suited to our national distribution network, or for those products that fit with our ability to provide technical support. We currently sell product lines in the following areas: patient monitors, rehabilitation products, patient transfer systems, infant security systems and respiratory therapy.

•	Disposables Sales. We offer our customers single use disposable items. Most of these items are used in connection with our outsourced equipment. Although we do not view this as a core growth business, we offer these products as a convenience to customers and to complement our full medical equipment lifecycle offerings. Historically we made a wide range of disposables available to our customers. We have begun an initiative to limit the number of items we carry, and to more closely tie the items we do carry to our high volume moveable medical equipment provided in our Medical Equipment Outsourcing segment.

BUSINESS OPERATIONS

District Offices

We currently operate 75 district offices throughout the United States, allowing us to service customers in all 50 states. Each district office maintains an inventory of equipment and other items tailored to accommodate the needs of individual customers within its geographical area. Should additional or unusual equipment be required by one of our customers, a district office can draw upon the resources of all of our other districts, with access to approximately 150,000 owned pieces of equipment, and is often able to obtain the necessary equipment within 24 hours.

Our district offices are staffed by multi-disciplined teams of sales professionals, customer service representatives and technicians trained to provide the spectrum of services we offer our customers.

Service Centers

Our district offices are supported by our network of 62 technical service centers. A majority of our service centers are co-located in shared space with our district offices. At these locations our technicians perform technical services on UHS owned equipment and on customer-owned equipment. Our service centers also enable us to offer warranty, non-warranty, upgrades and other services to our healthcare and equipment manufacturer customers. During 2004 six of our large, strategically located regional service centers were designated as “Centers of Excellence” to focus on providing more specialized depot technical services on a regional and national basis. Centers of Excellence also provide overflow support and specialized depot service functions for our other service centers and customized depot service operations for our manufacturer customers.

Centralized Functions

At the core of our nationwide service is our corporate office located in Edina, Minnesota where we have centralized many of the key elements of our equipment and service offerings in order to maximize our operating efficiencies and uniformity of service. Some of the critical aspects of our business that we have centralized include contract administration, purchasing, pricing, logistics, and information technology.

Equipment Inventory

We acquire medical equipment to meet our customers’ needs in five primary product areas: respiratory therapy, newborn care, critical care, patient monitors and bariatric and pressure area management. We maintain one of the most technologically advanced equipment fleets in the industry, routinely acquiring new and pre-owned equipment to supplement our fleet. Our specialized equipment portfolio managers evaluate over 100 new products per year to keep abreast of current market technology and determine whether to add new products to our fleet. In making equipment purchases, we consider a variety of factors, including manufacturer credibility, repair and maintenance costs, anticipated user demand, equipment mobility, and anticipated obsolescence. As of December 31, 2004, we owned approximately 150,000 pieces of equipment available for use by our customers.

During 2004, we purchased approximately 85% of our movable medical equipment from over 200 manufacturers and 15% from the used equipment market. We added 34 new types of technology to our fleet during the year. Our ten largest manufacturers of movable medical equipment supplied approximately 70% of our direct movable medical equipment purchases. In 2004 our two largest movable medical equipment suppliers were Baxter Healthcare Corporation, and Tyco International, Ltd. (Mallinckrodt Medical, Puritan Bennet and Kendall Healthcare Products Company) which together accounted for over 20% of our movable medical equipment purchases.

We seek to ensure availability of equipment at favorable prices. Although we do not generally enter into long-term fixed price contracts with suppliers of our equipment, we may receive price discounts related to the volume of our purchases. The purchase price for our equipment generally ranges from $1,000 to $45,000 per item.

OUR STRENGTHS

We believe our business model presents an attractive value proposition to our customers and has resulted in significant growth in recent years. Our industry leading position in our flagship Medical Equipment Outsourcing segment presents us with considerable competitive advantages, and has facilitated further growth in complementary areas. We service customers across the spectrum of the equipment life cycle as a result of our position as one of the industry’s largest purchasers, outsourcers and resellers of movable medical equipment.

We attribute our historical success to, and believe that our potential for future growth comes from, the following strengths:

Unique position in the health care arena. We are the only national company providing full movable medical equipment lifecycle services to the health care industry. While there are competitors that may offer various stages of the lifecycle, none provide the comprehensive approach that we do to our customers. Our extensive and long-standing relationships with more than 3,100 hospitals, approximately 3,150 alternate site providers, over 200 medical equipment manufacturers and the nation’s most prominent GPOs and IDNs present a considerable competitive advantage over our smaller regional competitors. We are uniquely positioned in the health care industry as a result of our: 1. investment in the industry’s largest, most extensive and modern fleet of moveable medical equipment; 2. nationwide infrastructure for service and logistics; 3. proprietary medical equipment management software and tools; 4. commitment to customer service that has earned us a reputation as a leader in quality and service in our industry; and 5. extensive knowledge and experience in acquiring, managing, maintaining and remarketing medical equipment.

Superior customer service. We have a long-standing reputation among our customers for service and quality. This reputation is largely due to our customer service culture, which is continuously reinforced through significant investment in hiring and training resources. We strive to seamlessly integrate our employees and service offerings into the operations of our customers. This aggressive focus on customer service has helped us achieve a high customer retention rate.

Large, modern equipment fleet. We own and manage an extensive, modern fleet of movable medical equipment, consisting of approximately 150,000 owned units. This modern equipment fleet, along with our quality assurance programs and tools, minimizes obsolescence risk and places us in a leadership position in the areas of quality and patient safety. It also places us in a unique position to service “high end” acute care hospitals, such as teaching, research or specialty institutions that demand the most current technology to satisfy the increasingly complex needs of their patients. Because we service the full spectrum of care providers, we are able to move equipment along the care spectrum as equipment ages.

Proprietary software and asset management tools. We have used our 65 years of experience and our extensive database of equipment management information to develop sophisticated software technology and management tools. These tools have allowed us to become a leader in meeting the demands of customers by delivering sophisticated asset management and patient safety programs that we use to drive cost efficiencies, equipment productivity and patient safety programs. We believe that our continued and significant investment in new tools and technology will help us to maintain our leadership role in the industry.

Nationwide infrastructure. We have a broad, nationwide service network coupled with focused and customized operations at the local level. This extensive network of 75 district offices, 62 service centers (6 of which are designated as Centers of Excellence) and our 24-hour-a-day, 365 day-a-year service capabilities have enabled us to compete effectively for large, national contracts as well as to drive growth regionally and locally.

Industry with favorable fundamentals. The attractiveness of our business is driven by the overall favorable trends in health care in general and our segments in particular. The growth in the moveable medical equipment outsourcing industry is being driven by a fundamental shift in the needs of hospitals and alternate site providers from supplemental and peak needs supply of movable medical equipment to full equipment lifecycle asset management programs. This move to full outsourcing is not unlike trends in similar services at hospitals including food services, laundry, professional staffing and technology. The strong fundamentals in medical equipment outsourcing are being driven by the following trends:

•	Favorable demographic trends. According to the U.S. Census Bureau, individuals aged 65 and older in the United States comprise the fastest growing segment of the population, and that segment is expected to grow to approximately 40 million by 2010. As a result, over time the number of patients and the volume of hospital admissions are expected to grow. The aging population and increasing life expectancy are increasing demand for health care services;

•	Increase in obesity. The U.S. population is getting heavier with 64% of the population now considered obese (Source: OECD Health Statistics, 2004). Therefore, health care facilities must be prepared for the needs of obese and morbidly obese patients. In addition, according to the American Society for Bariatric Surgery the number of gastric bypass surgeries rose an estimated 500% between 1993 and 2003. As a result, the demand for bariatrics products is expected to increase;

•	Increased capital and operating expense pressures. As hospitals continue to experience tight capital and operating budgets, and while the cost and complexity of medical equipment increases, we expect that hospitals will increasingly look to us to source these capital equipment needs and manage medical equipment to achieve capital operating expense savings and efficiencies; and

•	Nursing and professional staffing satisfaction. As hospitals continue to experience staffing pressures, we expect that they will increasingly turn to our programs to alleviate medical equipment duties for nurses and professional staff to increase their overall job satisfaction levels.

Strong value proposition. With our focus and expertise in medical equipment lifecycle management, we are able to create a strong value proposition for our customers. We provide our customers with the ability to improve their performance with respect to equipment acquisition, efficiency, utilization, management, maintenance, repair and disposal. We also can help our customers improve employee satisfaction and regulatory compliance.

No direct reimbursement risk. Generally, health care providers rely on payment from patients or reimbursement from governmental or other third party payors. Our fees are paid directly by our acute care hospital, alternate site and manufacturer customers rather than through third party payors. Accordingly, our exposure to uncollectible patient or reimbursement receivables is reduced, as evidenced by our bad debt expense of approximately 0.5% of total revenues for the year ended December 31, 2004.

Proven management team. We have an industry leading management team with an average of approximately 13 years of health care experience. Our management team has successfully supervised the development of our competitive strategy, continually enhanced our service and product offerings, established our nationwide coverage and furthered our reputation as the industry’s service and quality leader.

GROWTH STRATEGY

Historically, we have experienced significant and sustained organic and strategic growth. Our overall growth strategy is to continue to grow both organically and through strategic acquisitions.

Organic Growth

We believe that the following external and market factors will provide us significant growth opportunities: 1. the aging population; 2. increasing life expectancy; 3. continued increase in the number and sophistication of medical technologies; 4. increasing cost and staffing pressures in hospitals; 5. continuing growth of outsourcing of non-core functions by hospitals, alternate site providers and manufacturers; and 6. further penetration of our resident-based programs.

Our organic growth will be driven by the following factors: 1. converting short term supplemental rental business to longer term AMPP and related resident-based programs; 2. aggressively growing our less capital intensive technical and professional services and equipment remarketing services; 3. increasing the number of hospitals, alternative care facilities and manufacturers to which we provide services; 4. expanding our relationships with GPOs and other national account customers; and 5. leveraging our broad range of service offerings to give us opportunities to serve new customers, and to provide new services to existing customers.

Acquisitions

In recent years, we have made and successfully integrated several strategic acquisitions that have helped us expand our business by increasing our market share in existing markets, adding additional service offerings, and enabling us to penetrate new geographic regions. We intend to continue to pursue a disciplined course of growing our business with complementary acquisitions. We regularly evaluate potential acquisitions, and we may be evaluating or engaging in acquisition negotiations at any time.

COMPETITION

We analyze our competition as it relates to our three business segments:

Medical Equipment Outsourcing Segment

We believe that the strongest competition to our outsourcing programs is the traditional purchase and lease alternatives for obtaining movable medical equipment. Currently, many acute care hospitals and alternate site providers view outsourcing primarily as a means of meeting short-term or peak supplemental needs, rather than as a long-term alternative to purchasing or leasing equipment and managing that equipment through its full lifecycle. Although we believe that we can demonstrate the cost-effectiveness of outsourcing patient-ready movable medical equipment and its management in the healthcare setting, we believe that many health care providers will continue to purchase or lease and manage internally a substantial portion of their movable medical equipment until they are educated in the advantages and efficiencies of outsourcing.

We have one principal national competitor in the movable medical equipment outsourcing business: MEDIQ, Inc., based in Pennsauken, New Jersey. On February 2, 2004, MEDIQ was acquired by Hillenbrand Industries. Hillenbrand is a publicly traded holding company serving the health care and funeral services industries. Hillenbrand’s Hill-Rom subsidiary is a leading provider of therapy bed rentals and a manufacturer of hospital furniture. Hillenbrand has announced its intention to integrate MEDIQ’s operations into its Hill-Rom subsidiary.

Our other competition consists of regional or local companies and some movable medical equipment manufacturers and dealers that provide equipment outsourcing to augment their movable medical equipment sales. Local and regional companies have difficulty matching our technology pool or service levels and, therefore, have a propensity to compete on price. This can negatively impact our margins. We believe that our extensive and modern equipment fleet, national infrastructure and superior service allow us to compete effectively with these entities.

Technical and Professional Services Segment

We face significant and direct competition in the technical and professional services area from many national, regional and local service providers, as well as from manufacturers. In addition, many of our customers choose to perform these functions using their own personnel. We believe that through our nationwide network of highly trained technicians, strong customer relations and extensive equipment database we offer customers an attractive alternative for performing biomedical repair services on their equipment.

Medical Equipment Sales and Remarketing Segment

In medical equipment sales, we face significant direct competition from a variety of manufacturers and distributors on a nationwide basis. As a result, we are selective in our pursuit of these opportunities. We believe our competition in the remarketing and asset recovery business is less intense. The equipment remarketing market is highly fragmented with low barriers to entry. In addition to manufacturers seeking to control the remarketing and disposal of their own products, we compete with a number of localized or more specialized providers of remarketing and disposal services.

EMPLOYEES

We had 1,188 employees as of December 31, 2004, including 1,096 full-time and 92 part-time employees. Of such employees, 133 are sales representatives, 295 are technical support personnel, 110 are employed in the areas of corporate and marketing, 188 are hospital service personnel and 462 are district office support personnel.

None of our employees is covered by a collective bargaining agreement, and we have experienced no work stoppages to date. We believe that our relations with our employees are good.

INTELLECTUAL PROPERTY

We use “UHS” and “CHAMP” as service marks in connection with our services and have registered these marks with the United States Patent and Trademark Office. We use the UHS logo, “Equipment Lifecycle Services”, and the Equipment Lifecycle Services logo as service marks in connection with our services. We have applied for federal trademark registration of these and other marks with the United States Patent and Trademark Office. We have also registered the domain name UHS.com which serves as our main website and my.UHS.com which is a web-based tool that provides 24 hour on-demand access to equipment reports for all equipment outsourced from us

We have developed proprietary software programs including the Asset Information Management System for Central Services (AIMS/CS), Resource for Equipment Documentation System (REDS) and Operator Error Identification System (OEIS). AIMS/CS is a medical equipment inventory management system that allows customers to track the location and usage of their leased and owned medical equipment using barcodes and hand held laser scanners. Our proprietary REDS and OEIS programs are specifically designed to help customers meet medical equipment documentation and reporting needs under applicable regulations and standards, such as those promulgated by the Food and Drug Administration and Joint Commission on Accreditation of Healthcare Organizations.

MARKETING

We market our programs primarily through our direct sales force, which consisted of 133 professional sales representatives as of December 31, 2004. In the third quarter of 2004, we separated sales and customer service in the field to provide focused responsibility for each function.

We also market through a website that was redesigned in 2004, participation in numerous national and regional conventions, and placement of articles and advertisements in industry-leading publications.

In our marketing efforts, we primarily target key decision makers, such as administrators, chief executive officers and chief financial officers as well as materials managers, department heads and directors of purchasing, nursing and central supply. We also promote our programs and services to hospital, manufacturer and alternate care provider groups and associations.

REGULATORY MATTERS

Sarbanes Oxley. During 2005 we anticipate that we will incur additional expenses related to the management’s report, attestation and other requirements under Section 404 of the Sarbanes-Oxley Act of 2002. On March 2, 2005, the SEC announced that the compliance date for non-accelerated filers (such as UHS) was extended to December 31, 2006.

Regulation of Medical Equipment. Our customers are subject to documentation and safety reporting regulations and standards with respect to the medical equipment they use, including those established by the Food and Drug Administration (FDA), the Joint Commission on Accreditation of Healthcare Organizations (JCAHO), and the National Fire Protection Association (NFPA). Some states and municipalities also have similar regulations.

Our REDS and OEIS programs (see description in “Intellectual Property” section of this Form 10-K) are specifically designed to help customers meet documentation and reporting needs under such regulations and standards. We also monitor changes in regulations and standards and work to accommodate the needs of customers by providing specific product and manufacturer information upon request. Manufacturers of medical equipment are subject to regulation by agencies and organizations such as the FDA, Underwriters Laboratories, and the NFPA. We believe that all movable medical equipment we outsource conforms to these regulations.

The Safe Medical Devices Act of 1990 (SMDA), which amended the Food, Drug and Cosmetic Act (FDCA), requires manufacturers, user facilities, and importers of medical devices to report deaths and serious injuries which a device has or may have caused or contributed to. The SMDA also requires the establishment and maintenance of adverse event files and various other FDA reports. Manufacturers and importers are also required to report certain device malfunctions. We work with our customers to assist them in meeting their reporting obligations under the FDCA, including those requirements added by the SMDA.

As a distributor of medical devices, we are required by the FDCA to maintain device complaint records containing any incident information regarding the identity, quality, durability, reliability, safety, effectiveness or performance of a device. We are required to retain copies of these records for a period of two years from the date of inclusion of the record in the file or for a period of time equivalent to the expected life of the device, whichever is greater, even if we cease to distribute the device. Finally, we are required to provide authorized FDA employees access to copy and verify these records upon their request. We have current compliance records regarding maintenance, repairs, modification, and user-error with respect to all of the equipment.

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

In addition, we are required to provide information to the manufacturer regarding the permanent disposal or any change in ownership of certain categories of medical outsourcing equipment. We believe our medical tracking systems are in material compliance with these regulations.

The Health Insurance Portability and Accountability Act of 1996, commonly known as HIPAA, applies to certain covered entities, including health plans, health care clearinghouses and health care providers. HIPAA regulations protect individually identifiable health information by, among other things, setting forth specific standards under which such information may be used and disclosed, furnishing patient rights to obtain and amend their health information, and establishing certain administrative requirements for covered entities. On February 20, 2003, the Department of Health and Human Services published new security standards addressing the security of electronic protected health information. The general deadline for compliance with these new security standards is April 21, 2005.

Because of our self-insured health plans, we are a covered entity under the HIPAA regulations. Also, we may be obligated contractually to comply with certain HIPAA requirements as a business associate of various health care providers. In addition, various state legislatures may enact additional privacy legislation that is not preempted by the federal law, which may impose additional burdens on us. Accordingly, we have made and, as new standards go into effect, we expect to continue to make administrative, operational and information infrastructure changes in order to comply with these rules.

Third Party Reimbursement

Our fees are paid directly by our customers rather than through direct reimbursement from private insurers or governmental entities, such as Medicare or Medicaid. We do not bill the patient, the insurer or other third party payors directly for services provided for hospital inpatients or outpatients. Payment to health care providers by third party payors for our services depends substantially upon the reimbursement policies of these payors. Consequently, those policies have a direct effect on the ability of health care providers to pay for our services and an indirect effect on our level of charges. Also, in certain circumstances third party payors may take regulatory or other action against service providers even though the service provider does not receive direct reimbursement from third party payors.

Hospitals and alternate site providers are facing increased cost containment pressures from public and private insurers and other managed care providers, such as health maintenance organizations, preferred provider organizations and managed fee-for-service plans, as these organizations attempt to reduce the cost and utilization of healthcare services. We believe that these payors have followed or will follow the federal government in limiting reimbursement through preferred provider contracts, discounted fee arrangements and capitated (fixed patient care reimbursement) managed care arrangements. In addition to promoting managed care plans, employers are increasingly self funding their benefit programs and shifting costs to employees through increased deductibles, co-payments and employee contributions. We believe that these cost reduction efforts will place additional pressures on health care providers’ operating margins and will encourage efficient equipment management practices, such as use of our Pay-Per-Use outsourcing and AMPP services.

Liability and Insurance

Although we do not manufacture any medical equipment, our business entails the risk of claims related to the outsourcing, sale and service of medical equipment. In addition, our instruction of hospital employees with respect to the equipment’s use and our professional consulting services are sources of potential claims. We have not suffered a material loss due to a claim; however, any such claim, if made, could have a material adverse effect on our business. We maintain commercial general liability coverage, including product and premises liability insurance. We also maintain excess liability coverage. Our policies are subject to annual renewal. We believe that our current insurance coverage is adequate. Claims exceeding such coverage may be made and we may not be able to continue to obtain liability insurance at acceptable levels of cost and coverage.

FORWARD LOOKING STATEMENTS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

We believe statements in this Annual Report on Form 10-K looking forward in time involve risks and uncertainties. The following factors, among others, could adversely affect our business, operations and financial condition causing our actual results to differ materially from those expressed in any forward-looking statements: our history of net losses and substantial interest expense; our need for substantial cash to operate and expand the business as planned; our substantial outstanding debt and debt service obligations; restrictions imposed by the terms of our debt; a decrease in the number of patients our customers are serving; our ability to effect change in the manner in which healthcare providers traditionally procure medical equipment; the absence of long-term commitments with customers; our ability to renew contracts with group purchasing organizations and integrated delivery networks; changes in reimbursement rates and policies by third-party payors; the impact of health care reform initiatives; the impact of significant regulation of the health care industry and the need to comply with those regulations; difficulties or delays in our continued expansion into certain of our businesses/geographic markets and developments of new businesses/geographic markets; additional credit risks in increasing business with home care providers and nursing homes; and other Risk Factors as set forth below.

We undertake no obligation, and specifically decline any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events included in this Annual Report on Form 10-K might not occur.

RISK FACTORS

If the patient census of our customers decreases, the revenues generated by our business could decrease.

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

If we are unable to fund our significant cash needs, we may be unable to expand our business as planned or to service our debt.

We require substantial cash to operate our Medical Equipment Outsourcing programs and service our debt. Our outsourcing programs require us to invest a significant amount of cash in movable medical equipment purchases. To the extent that such expenditures cannot be funded from our operating cash flow, borrowings under our senior secured credit facility or other financing sources, we may not be able to grow as currently planned. We currently expect that over the next 12 months we will invest approximately $45 million in new equipment. This estimate is subject to numerous assumptions, including revenue growth and the number of AMPP signings. In addition, a substantial portion of our cash flow from operations must be dedicated to servicing our debt and there are significant restrictions on our ability to incur additional indebtedness under the indenture governing our 10.125% senior notes due 2011 and our senior secured credit facility.

Primarily because of our debt service obligations and debt refinancing charges, we have had a history of net losses. If we continue to incur net losses, this could result in our inability to finance our business in the future. We had net losses of $5.1 million, $3.6 million, $0.2 million, $19.5 million and $3.6 million for the years ended 2000, 2001, 2002, 2003 and 2004, respectively.

If we are unable to meet certain financial and operating covenants contained in our Senior Secured Credit Facility or Senior Notes, our creditors could accelerate the debt or restrict further borrowing.

Our Senior Secured Credit Facility and our Senior Notes contain financial and operating covenants. (For a summary of the covenants under the Senior Secured Credit Facility, see “Covenants Under Our Secured Credit Facility” in Item 7 of this Form 10-K). If we fail to meet these covenants or obtain appropriate waivers, our creditors have a number of remedies including, but not limited to, acceleration of our debt or placement of restrictions on further borrowing.

If we are unable to change the manner in which health care providers traditionally procure medical equipment, we may not be able to achieve significant revenue growth.

We believe that the strongest competition to our outsourcing programs is the traditional purchase or lease alternative for obtaining movable medical equipment. Currently, many acute care hospitals and alternate site providers view outsourcing primarily as a means of meeting short-term or peak supplemental needs, rather than as a long-term, effective and cost efficient alternative to purchasing or leasing equipment. Many health care providers may continue to purchase or lease a substantial portion of their movable medical equipment.

Our competitors may engage in significant price competition or liquidate significant amounts of surplus equipment, thereby decreasing the demand for outsourcing services and possibly causing us to reduce the rates we charge for our services.

In a number of our geographic and product markets, we compete with one principal competitor and various smaller equipment outsourcing companies that compete primarily on the basis of price. These competitors may offer certain customers lower prices depending on utilization levels and other factors. Our largest movable medical equipment outsourcing competitor, MEDIQ, Inc. was acquired by Hillenbrand Industries on February 2, 2004. Hillenbrand is a publicly traded holding company serving the healthcare and funeral services industries. Hillenbrand’s Hill-Rom subsidiary is a leading provider of therapy bed rentals and a manufacturer of hospital furniture. Hillenbrand has announced its intention to integrate MEDIQ’s operations into its Hill-Rom subsidiary. MEDIQ may engage in competitive practices that may undercut our pricing. In addition, MEDIQ or another competitor may liquidate significant amounts of surplus equipment, thereby decreasing the demand for outsourcing services and possibly causing us to reduce the rates we may charge for our services.

We have relationships with certain key suppliers, and adverse developments concerning these suppliers could delay our ability to procure equipment or increase our cost of purchasing equipment.

We purchased our movable medical equipment from over 200 manufacturers in 2004. Our ten largest manufacturers of movable medical equipment accounted for approximately 70% of our direct movable medical equipment purchases in 2004. Adverse developments concerning key suppliers or our relationships with them could force us to seek alternative sources for our movable medical equipment or to purchase such equipment on unfavorable terms. A delay in procuring equipment or an increase in the cost to purchase equipment could limit our ability to provide equipment to our customers on a timely and cost-effective basis. If we are unable to have access to parts or if manufacturers do not provide access to equipment manuals or training, we may not be able to provide certain technical and professional services.

A substantial portion of our revenues come from customers with whom we do not have long-term commitments, and cancellations by or disputes with customers could decrease the amount of revenues we generate, thereby reducing our ability to operate and expand our business.

We derived approximately 67% of our outsourcing revenues for the year ended December 31, 2004, from customers with whom we do not have any formal long-term commitment to use our programs. Our customers are generally not obligated to outsource our equipment under long-term commitments. In addition, many of our customers do not sign written agreements with us fixing the rights and obligations of the parties regarding matters such as billing, liability, warranty or use. Therefore, we face risks such as fluctuations in usage, inaccurate or false reporting of usage by customers and disputes over liabilities related to equipment use. Some of our AMPP total outsourcing programs with customers, under which we own substantially all of the movable medical equipment that they use and provide substantial staffing resources, are not subject to a written contract and could be terminated by the healthcare provider without notice or payment of any termination fee. A large number of such terminations may adversely affect our ability to generate revenue growth and sufficient cash flows to support our growth plans.

If we are unable to renew our contracts with GPOs or IDNs, we may lose existing customers, thereby reducing the amount of revenues we generate.

Our past revenue growth and our strategy for future growth depends, in part, on access to the new customers granted by our major contracts with GPOs and IDNs. In the past, we have been able to renew such contracts when they are up for renewal. If we are unable to renew our current GPO contracts, we may lose a portion of existing business with the customers who are members of such GPOs.

Although we do not manufacture any medical equipment, our business entails the risk of claims related to the medical equipment that we outsource and service. We may not have adequate insurance to cover a claim, and it may be more expensive or difficult for us to obtain adequate insurance in the future.

We may be liable for claims related to the use of our movable medical equipment or to our maintenance or repair of a customer’s moveable medical equipment. Any such claims, if made and upheld, could make our business more expensive to operate and therefore less profitable. We may be subject to claims exceeding our insurance coverage or we may not be able to continue to obtain liability insurance at acceptable levels of cost and coverage. In addition, litigation relating to a claim could adversely affect our existing and potential customer relationships, create adverse public relations and divert management’s time and resources from the operation of the business.

Our growth strategy depends in part on our ability to successfully identify and manage our acquisitions and a failure to do so could impede our future revenue growth, thereby weakening our position in the industry with respect to our competitors.

As part of our growth strategy, we intend to pursue acquisitions or other strategic relationships within the health care industry that we believe will enable us to generate revenue growth and enhance our competitive position. During 2004 we have acquired several new businesses for an aggregate purchase price of $15.1 million. Future acquisitions may involve significant cash expenditures that could impede our future revenue growth. In addition, our efforts to execute our acquisition strategy may be affected by our ability to identify suitable candidates and negotiate and close acquisitions. We regularly evaluate potential acquisitions, and we may be evaluating or engaging in acquisition negotiations at any time. We may not be successful in acquiring other businesses, and the businesses we do acquire in the future may not ultimately produce returns that justify our related investment.

Acquisitions may involve numerous risks, including:

•	difficulties assimilating personnel and integrating distinct business cultures;

•	diversion of management’s time and resources from existing operations;

•	potential loss of key employees or customers of acquired companies; and

•	exposure to unforeseen liabilities of acquired companies.

If we are unable to continue to grow through acquisitions, our ability to generate revenue growth and enhance our competitive position may be impaired.

We depend on our sales professionals and service specialists, and may lose customers when any of our sales professionals and service specialists leave us.

Our revenue growth has been supported by hiring and developing new sales professionals and service specialists and adding, through acquisitions, established sales professionals and service specialists whose existing customers generally have become our customers. We have experienced and will continue to experience intense competition for these resources. The success of our programs depends on the relationships developed between our sales professionals and service specialists and our customers.

Our cash flow fluctuates during the year because operating income as a percentage of revenue fluctuates with our quarterly operating results and we make semi-annual debt service payments.

Our results of operations have been and can be expected to be subject to quarterly fluctuations. We may experience increased revenues in the first and fourth quarters of the year, depending upon the timing and severity of the cold and flu season and the related increased hospital census and movable medical equipment usage during that season. Because a significant portion of our expenses are relatively fixed over these periods, our operating income as a percentage of revenue tends to increase during the first and fourth quarter of each year. If the cold and flu season is delayed by as little as one month, or is less severe than in prior periods, our quarterly operating results for a current period can vary significantly from prior periods. Our quarterly results can also fluctuate as a result of other factors such as the timing of acquisitions, new AMPP agreements or new office openings. In addition, semi-annual interest payments on our 10.125% senior notes are paid in the second and fourth quarters, thus leading to significant fluctuations in cash flow from operations.

Changes in reimbursement rates and policies by third-party payors for medical equipment costs may reduce the rates that providers can pay for our services, requiring us to reduce our rates or putting our ability to collect payments at risk.

Our health care provider customers who pay us directly for the services we provide to them rely on reimbursement from third party payors for a substantial portion of their operating revenue. These third party payors include both governmental payors such as Medicare and Medicaid and private payors such as insurance companies and managed care organizations. There are widespread efforts to control health care costs in the United States by all of these payor groups. These cost containment initiatives have resulted in reimbursement policies based on fixed rates for a particular patient treatment that are unrelated to the providers’ actual costs or require health care providers to provide services on a discounted basis. Consequently, these reimbursement policies have a direct effect on health care providers’ ability to pay us for our services and an indirect effect on our level of charges. Ongoing concerns about rising health care costs may cause more restrictive reimbursement policies to be implemented in the future. Restrictions on the amounts or manner of reimbursements to health care providers may affect their willingness and ability to pay for the services we provide and may adversely affect our customers.

In periods when significant health care reform initiatives were under consideration and uncertainty remained as to their likely outcome, our profits decreased as the cost of doing business increased. If other significant health care reform initiatives occur, they may have a similar, negative effect.

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

We may incur losses in the future due to the bankruptcy filings of our nursing home and home care customers. Such providers may pose additional credit risks since they are generally less financially sound than hospitals. Nursing homes in particular have experienced significant financial problems since the implementation of the Balanced Budget Act of 1997.

The interests of our major stockholders may conflict with your interests and these stockholders could cause us to take action that would be against your interests.

J.W. Childs Equity Partners, L.P. (JWC Fund I), J.W. Childs Equity Partners III, L.P. (JWC Fund III), JWC UHS Co-Invest LLC, JWC Fund III Co-Invest LLC, and Halifax Capital Partners, L.P., (Halifax), and their respective affiliates beneficially own shares representing over 90% of our common equity. Accordingly, these stockholders have the power to elect our board of directors, appoint new management and approve any action requiring a stockholder vote, including amendments to our certificate of incorporation and approving mergers or sales of substantially all of our assets. Such concentration of voting power could have the effect of deterring and preventing a change of control of our company that might otherwise be beneficial to our security holders. The directors so elected will have the authority to make decisions affecting our capital structure, including the issuance of additional indebtedness and the declaration of dividends. Circumstances may occur in which the interests of equity holders could be in conflict with your interests.

A part of our future growth strategy involves growing our Technical and Professional Services and Equipment Sales and Remarketing segments, areas in which we have significant competitors which could reduce our ability to achieve this strategy and affect our planned growth.

Approximately 22% of our revenues in 2004 came from our Technical and Professional Services and Medical Equipment Sales and Remarketing segments. We may not be able to continue to grow these segments, and even if we do so, we expect to encounter increased and significant competition which could reduce our ability to achieve this strategy and affect our planned growth.

Consolidation in the health care industry may lead to a reduction in the outsourcing rates we charge, thereby decreasing our revenues.

In recent years, many acute care hospitals and alternate site providers have consolidated to create larger health care organizations. We believe that this consolidation trend may continue. Any resulting consolidated health care organization may have greater bargaining power over us, which could lead to a reduction in the outsourcing rates that we are able to charge. A reduction in our outsourcing rates may decrease our revenues.

Our competitors may bundle products and services, some of which we do not offer.

If competitors bundle products and services, some of which we do not offer, we may have a competitive disadvantage that will lower the demand for our services.

Our customers operate in a highly regulated environment and the regulations affecting them could lead to additional expenses associated with compliance and licensing, along with penalties resulting from possible violations, thereby increasing our costs and reducing income.

The healthcare industry is required to comply with extensive and complex laws and regulations at the federal, state and local government levels. While the majority of these regulations do not directly apply to us, there are some that do, including the FDCA and certain state pharmaceutical licensing requirements. Although we believe we are in compliance with the FDCA, if the FDA expands the reporting requirements under the FDCA, we may be required to comply with the expanded requirements and may incur substantial additional expenses in doing so. With respect to state pharmaceutical licensing requirements, we are currently licensed in 11 states and may be required to be licensed in additional states. Our failure to possess such licenses for our existing operations may subject us to certain additional expenses.

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

ITEM 2:	Properties

As of December 31, 2004, we operated 75 full service district offices and 62 regional service centers, with 6 designated as service Centers of Excellence. Most of our service centers are co-located with our district offices. We own our Minneapolis, Minnesota district office facility, consisting of approximately 24,000 square feet of office, warehouse, processing and technical repair space. We lease our other district offices, averaging approximately 4,800 square feet, and our regional service centers. None of our offices is dedicated to a single business segment.

In 2004 we consolidated our corporate offices at a 41,000 square foot leased facility in Edina, Minnesota. The leases for our former corporate office in Bloomington, Minnesota (approximately 17,000 square feet) and our former corporate office in Edina, Minnesota (approximately 17,700 square feet) will expire on May 31, 2005.

ITEM 3:	Legal proceedings

From time to time, we may become involved in litigation arising out of operations in the normal course of business. As of December 31, 2004, we were not a party to any pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results, financial position, or cash flows.

ITEM 4:	Submission of matters to a vote of security holders

None.

PART II

ITEM 5:	Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities

As of December 31, 2004, there were 42 holders of our common stock, par value $.01 per share. There is no established public trading market for our common stock, and we have never declared or paid a cash dividend on any class of our common stock. We intend to retain earnings for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends in the foreseeable future. Our debt instruments contain certain restrictions on our ability to pay cash dividends on our common stock (See Note 7, “Long Term Debt”, in the audited financial statements included in Item 15 of this Form 10-K, and the information regarding our revolving credit facility contained under the caption “Liquidity and Capital Resources” in Item 7 of this Form 10-K).

During the fourth quarter of 2004 we issued options to purchase an aggregate of 926,500 shares of common stock to a total of 88 employees under the 2003 Stock Option Plan. All the foregoing options were issued with an exercise price of $1.20 per share, the fair market value of a share of our common stock as determined by the Board of Directors.

All such options were issued pursuant to the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

We did not repurchase any of our equity securities during the fourth quarter of 2004.

ITEM 6:	Selected financial data

The selected financial data presented below under the captions “Statement of Operations Data,” “Other Financial Data” and “Balance Sheet Data” for and as of each of the years in the five-year period ended December 31, 2004, are derived from our audited financial statements. The selected financial data presented below are qualified in their entirety by, and should be read in conjunction with, the financial statements and notes thereto and other financial and statistical information included elsewhere in this Form 10-K, including the information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Years Ended December 31,
	2000	2001	2002	2003	2004
	(dollars in thousands)
Statement of Operations Data:
Total revenues	$106,005	$125,635	$153,766	$171,005	$199,600
Cost of medical equipment outsourcing, sales and service	56,626	67,872	82,609	95,398	113,783
Gross Margin	49,379	57,763	71,157	75,607	85,817

Selling, general and administrative:
Recapitalization, stock compensation and severance	—	1,553	10,099	14,386	—
Terminated initial public offering expenses	—	1,241	—	—	—
Other selling, general and administrative	33,868	38,837	43,053	46,956	57,713

Total selling, general and administrative	33,868	41,631	53,152	61,342	57,713

Operating income	15,511	16,132	18,005	14,265	28,104
Interest expense	20,747	19,635	18,126	20,244	(30,508)
Loss on early retirement of debt	—	—	—	13,272	—

Loss before income taxes	(5,236)	(3,503)	(121)	(19,251)	(2,404)
Income tax, (benefit) expense	(158)	56	97	275	1,188

Net loss(4)	$(5,078)	$(3,559)	$(218)	$(19,526)	$(3,592)

Other Financial Data:
Net cash provided by operating activities	$28,177	$31,696	$40,186	$15,957	$37,966
Net cash used in investing activities	(31,504)	(41,511)	(38,956)	(36,769)	(65,150)
Net cash provided by (used in) financing activities	3,327	9,815	(1,230)	20,812	27,184
Other Operating Data:
Movable medical equipment (approximate number of units at end of period)	109,000	127,000	138,000	144,000	150,000
Offices (at end of period)	60	62	65	69	75
Number of total customers (at end of period)	5,275	5,570	5,880	5,950	6,250
Depreciation and amortization	$27,662	$31,978	$32,775	$35,531	$42,097
EBITDA(1)(2)	43,173	48,110	50,781	36,525	68,459

	As of December 31,
	2000	2001	2002	2003	2004
	(dollars in thousands)
Balance Sheet Data:
Working capital (3)	$9,833	$8,416	$10,043	$8,575	$17,198
Total assets	180,070	196,214	202,136	220,219	246,407
Total debt	193,607	204,441	200,806	271,082	297,302
Shareholders’ deficiency	(47,319)	(54,297)	(55,358)	(89,903)	(93,058)

(1)	EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization. Management understands that some industry analysts and investors consider EBITDA as a supplementary non-GAAP financial measure useful in analyzing a company’s ability to service debt. EBITDA, however, is not a measure of financial performance under GAAP and should not be considered as an alternative to, or more meaningful than, net income as a measure of operating performance or to cash flows from operating, investing or financing activities or as a measure of liquidity. Since EBITDA is not a measure determined in accordance with GAAP and is thus susceptible to varying interpretations and calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. EBITDA does not represent an amount of funds that is available for management’s discretionary use. See note 2 for a reconciliation of net cash provided by operating activities to EBITDA.

(2)	The following is a reconciliation of net cash provided by operating activities to EBITDA:

	Years Ended December 31,
	2000	2001	2002	2003	2004
	(dollars in thousands)
Net cash provided by operating activities	$28,177	$31,696	$40,186	$15,957	$37,966
Changes in operating assets and liabilities	(3,510)	434	4,122	7,916	2,244
Other non-cash expenses	(2,346)	(3,711)	(11,750)	(7,867)	(3,448)
Current income taxes	105	56	97	275	1,188
Interest expense	20,747	19,635	18,126	20,244	30,509

EBITDA	$43,173	$48,110	$50,781	$36,525	$68,459

(3)	Represents total current assets (excluding cash and cash equivalents) less total current liabilities, excluding current portion of long-term debt.

(4)	Effective January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.” This standard discontinued the amortization of goodwill and indefinite lived intangible assets effective January 1, 2002. The pro forma amounts shown below reflect the effect of retroactive application of the non-amortization of goodwill as if this method of accounting had been in effect in the periods prior to adoption (2002), in thousands as follows:

	2000	2001
Net loss as reported	$(5,078)	$(3,559)
Effect of goodwill amortization	2,716	2,731
Net loss as adjusted	$(2,362)	$(828)

Segment Information

	Year Ended December 31, 2004
	(dollars in thousands)
	Medical Equipment Outsourcing	Technical and Professional Services	Medical Equipment Sales & Remarketing	Corporate and Unallocated	Total
Revenues	$156,490	$25,491	$17,619	$—	$199,600
Cost of Revenue	47,178	17,295	13,307	—	77,780
Movable Medical Equipment Depreciation	36,003	—	—	—	36,003

Gross Margin	73,309	$8,196	$4,312	$—	$85,817

Total Assets	$41,070	$3,199	$3,858	$198,280	$246,407

	Year Ended December 31, 2003
	(dollars in thousands)
	Medical Equipment Outsourcing	Technical and Professional Services	Medical Equipment Sales & Remarketing	Corporate and Unallocated	Total
Revenues	$140,233	$14,662	$16,110	$—	$171,005
Cost of Revenue	42,427	9,306	11,554	—	63,287
Movable Medical Equipment Depreciation	32,111	—	—	—	32,111

Gross Margin	$65,695	$5,356	$4,556	$—	$75,607

Total Assets	$33,459	$206	$3,866	$182,688	$220,219

	Year Ended December 31, 2002
	(dollars in thousands)
	Medical Equipment Outsourcing	Technical and Professional Services	Medical Equipment Sales & Remarketing	Corporate and Unallocated	Total
Revenues	$130,724	$11,178	$11,864	$—	$153,766
Cost of Revenue	36,184	8,198	8,769	—	53,151
Movable Medical Equipment Depreciation	29,458	—	—	—	29,458

Gross Margin	$65,082	$2,980	$3,095	$—	$71,157

Total Assets	$31,590	$162	$3,743	$166,640	$202,136

Segment assets for the three operating business segments (excluding Corporate and Unallocated) primarily include goodwill and intangible assets. Corporate and Unallocated contains all other Company assets.

ITEM 7:	Management’s discussion and analysis of financial condition and results of operations

OVERVIEW

We are a leading nationwide provider of medical equipment outsourcing and services to the health care industry, including national, regional and local acute care hospitals and alternate site providers, such as nursing homes and home care providers. We service customers across the spectrum of the equipment life cycle as a result of our position as the industry’s largest purchaser, outsourcer and reseller of movable medical equipment. Our diverse customer base includes more than 3,100 acute care hospitals and approximately 3,150 alternate site providers. We also have extensive and long-standing relationships with over 200 major medical equipment manufacturers and the nation’s largest GPOs and IDNs. Our service offerings fall into three segments: Medical Equipment Outsourcing, Technical and Professional Services, and Medical Equipment Sales and Remarketing. All of our services leverage our nationwide logistics network and our 65 years of experience managing and servicing all aspects of movable medical equipment. These services are paid for by our customers and not directly through reimbursement from governmental or other third-party payors.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases these estimates on historical experience and other assumptions believed to be reasonable under the circumstances. However, actual results could differ from these estimates. Management believes the critical accounting policies and areas that require more significant judgments and estimates used in the preparation of our consolidated financial statements to be:

•	Allowance for doubtful accounts;

•	Useful lives assigned to long-lived and intangible assets;

•	Recoverability of long-lived and intangible assets, including goodwill;

•	Measurement of our pension benefit obligation; and

•	Various commitments and contingencies.

We estimate the allowance for doubtful accounts considering a number of factors, including: 1. historical experience; 2. aging of the accounts receivable; and 3. specific information obtained by us on the condition and the current creditworthiness of our customers. If the financial conditions of our customers were to deteriorate and affect the ability of our customers to make payments on their accounts, we may be required to increase our allowance by recording additional bad debt expense. Likewise, should the financial condition of our customers improve and result in payments or settlements of previously reserved amounts, we may be required to record a reduction in bad debt expense to reverse the recorded allowance.

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

We review long-lived and intangible assets, including goodwill, for impairment annually, or at any time events or circumstances indicate that the carrying value of such assets may not be fully recoverable. For long-lived assets and amortizable intangible assets, an impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the assets compared to its carrying value. For goodwill, an impairment is evaluated based on the fair value of each reporting unit. If an impairment is recognized, the carrying value of the impaired asset is reduced to its fair value based on discounted estimated future cash flows. As of January 1, 2005, no goodwill impairment has been recognized in 2004, 2003, or 2002.

The measurement of our pension benefit obligation is dependent on a variety of assumptions determined by management. These assumptions affect the amount and timing of future contributions and expenses. The assumptions used in developing the required estimates include discount rate, projected health care cost increases, expected return or earnings on assets, retirement rates and mortality rates. We assume no changes in projected salary costs as the benefits under the plan were frozen in 2002. The discount rate assumption is based on the investment yields available at year-end on corporate long-term bonds. Projected health care cost increases are based on our long-term actual experience, the near-term outlook and assumed inflation. The expected return on plan assets reflects asset allocations, investment strategies and the views of investment managers over a long-term perspective. Retirement and mortality rates are based primarily on actual plan experience. The effects of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in future periods. For 2004, our discount rate used to determine our pension expense was lower than in 2003, while our expected return on plan assets remained unchanged. As a result of freezing the benefits under the plan in 2002, we assumed no increases in salary costs for 2004; this resulted in lower pension expense in 2004 and should result in lower pension expense in future periods as compared to 2003 and prior years.

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

On March 24, 2004, we completed the acquisition of Affiliated Clinical Engineering Services, Inc. (ACES), located in Boston, Massachusetts. The purchase price was approximately $4.2 million. We financed this purchase from borrowings under our revolving credit facility.

On April 15, 2004, we completed the acquisition of certain assets from Galaxy Medical Products, Inc., headquartered in Akron, Ohio. The purchase price was approximately $4.9 million. We financed this purchase from borrowings under our revolving credit facility.

On May 4, 2004, we completed the acquisition of substantially all of the assets of Advanced Therapeutics of Wisconsin, Inc., headquartered in Milwaukee, Wisconsin. The purchase price was approximately $5.1 million. We financed this purchase from borrowings under our revolving credit facility.

On August 31, 2004, we completed the acquisition of certain assets of Cardinal Health 200, Inc., headquartered in Naperville, Illinois. The purchase price was approximately $0.9 million. We financed this purchase from borrowings under our revolving credit facility.

RESULTS OF OPERATIONS

Fiscal year ended December 31, 2004, compared to fiscal year ended December 31, 2003

The following table provides information on the percentages of certain items of selected financial data compared to total revenues and also indicates the percentage increase or decrease of this information over the prior comparable period.

	Percentage of Total Revenues			Percentage Increase (Decrease)
				Year Ended 2003 over Year Ended 2002	Year Ended 2004 over Year Ended 2003

	Years Ended December 31,
	2002	2003	2004
Revenues:
Medical equipment outsourcing	85.0%	82.0%	78.4%	7.3%	11.6%
Technical and professional services	7.3	8.6	12.8	31.2	73.9
Sales of supplies and equipment, and other	7.7	9.4	8.8	35.8	9.4

Total revenues	100.0	100.0	100.0	11.2	16.7
Cost of outsourcing and sales:
Cost of equipment outsourcing	23.5	24.8	23.6	17.3	11.2
Movable medical equipment depreciation	19.2	18.8	18.0	9.0	12.1
Cost of technical and professional services	5.3	5.4	8.7	13.5	85.9
Cost of supplies and equipment sales	5.7	6.8	6.7	31.7	15.2

Gross margin	46.3	44.2	43.0	6.3	13.5
Selling, general and administrative:
Recapitalization, stock compensation and severance expenses	6.6	8.4	—	42.4	—
Other selling, general and administrative	28.0	27.5	28.9	9.1	22.9

Total selling, general and administrative	34.6	35.9	28.9	40.4	22.9
Interest expense	11.7	11.9	15.3	11.7	50.7
Loss on early retirement of debt	—	7.7	—	—	—
Loss before income taxes	0.0	(11.3)	(1.2)	—	—

Income taxes	0.1	0.2	0.6	183.5	332.0

Net loss	0.0%	(11.4)%	(1.8)%	—	—

Fiscal year ended December 31, 2004, compared to fiscal year ended December 31, 2003

Medical Equipment Outsourcing Segment – Manage & Utilize

Medical equipment outsourcing revenues for the year ended December 31, 2004, were $156.5 million, representing a $16.3 million, or 11.6%, increase from medical equipment outsourcing revenues of $140.2 million for the same period of 2003. This growth was driven primarily by continued penetration of existing customers, a 5.0% increase in total customers, our re-entry into the bariatrics marketplace, the acquisitions of certain assets of Galaxy Medical Products, Inc. and Advanced Therapeutics of Wisconsin, Inc., and increased revenue from the net addition of two new AMPP programs.

Technical and Professional Services Segment – Plan & Acquire; Maintain & Repair

Technical and professional service revenues for the year ended December 31, 2004, were $25.5 million, representing a $10.8 million, or 73.8%, increase from service revenues of $14.7 million for the same period of 2003. This growth was driven by our increased focus on providing additional services to our existing equipment outsourcing customers and equipment manufacturers and the acquisitions of Affiliated Clinical Engineering Services, Inc. and certain assets of Cardinal Health 200, Inc.

Medical Equipment Sales and Remarketing Segment – Redeploy & Remarket

Medical equipment sales and remarketing revenues for the year ended December 31, 2004, were $17.6 million, representing a $1.5 million, or 9.4%, increase from sales of supplies and equipment, and other of $16.1 million for the same period of 2003. Growth in this segment relates to a $2.5 million increase in equipment sales offset by a $1.0 million decline in sales of disposable goods.

Cost of Medical Equipment Outsourcing

Cost of medical equipment outsourcing for the year ended December 31, 2004, was $47.2 million, representing a $4.8 million, or 11.2% increase from cost of medical equipment outsourcing of $42.4 million for the same period of 2003. This increase was driven by an increase in delivery and processing costs of $2.7 million as well as higher supply costs associated with increased volume. Cost of medical equipment outsourcing represented 30.1% and 30.3% of segment revenues for the years ended December 31, 2004, and December 31, 2003, respectively.

Movable Medical Equipment Depreciation

Movable medical equipment depreciation for the year ended December 31, 2004, was $36.0 million, representing a $3.9 million, or 12.1%, increase from movable medical equipment depreciation of $32.1 million for the same period of 2003. This increase was a result of current year movable medical equipment additions of $41.3 million. For the year 2004, movable medical equipment depreciation, as a percentage of equipment outsourcing revenues, increased to 23.0% from 22.9% for the same period of 2003.

Cost of Technical and Professional Services

Cost of technical and professional services for the year ended December 31, 2004, totaled $17.3 million, representing an $8.0 million or 85.9% increase from cost of technical and professional services of $9.3 million for the same period of 2003. This increase was primarily driven by increased volume and the acquisition of the lower margin ACES business. Cost of technical and professional services represented 67.8% and 63.5% of segment revenues for the years ended December 31, 2004, and December 31, 2003, respectively.

Cost of Medical Equipment Sales and Remarketing

Cost of medical equipment sales and remarketing for the year ended December 31, 2004, was $13.3 million, representing a $1.7 million or 15.2% increase from cost of medical equipment sales and remarketing of $11.6 million for the same period of 2003. This increase was driven by increased sales volume coupled with a shift toward lower margin products and continued rationalization of disposable sales. Cost of equipment sales and remarketing represented 75.5% and 71.7% of segment revenues for the years ended December 31, 2004, and December 31, 2003, respectively.

Gross Margin

Total gross margin for the year ended December 31, 2004, was $85.8 million, representing a $10.2 million, or 13.5%, increase from the total gross margin of $75.6 million for the same period of 2003. For the year of 2004, total gross margin, as a percentage of total revenues, decreased to 43.0% from 44.2% for the same period in 2003. This decline resulted from a shift in our revenue mix toward lower gross margin percentage, non-capital intensive revenue sources.

Gross margin from the Medical Equipment Outsourcing segment for the year ended December 31, 2004, was $73.3 million, representing a $7.6 million, or 11.6% increase from medical equipment outsourcing gross margin of $65.7 million for the same period of 2003. Medical equipment outsourcing gross margin represented 46.8% and 46.8% of segment revenues for the years ended December 31, 2004, and December 31, 2003, respectively.

Gross margin from the Technical and Professional Services segment for the year ended December 31, 2004, totaled $8.2 million, representing a $2.8 million or 53.0% increase from technical and professional services gross margin of $5.4 million for the same period of 2003. Gross margin from Technical and Professional Services represented 32.1% and 36.5% of segment revenues for the years ended December 31, 2004, and December 31, 2003, respectively.

Gross margin from the Medical Equipment Sales and Remarketing segment for the year ended December 31, 2004, was $4.3 million, representing a $0.3 million or 5.4% decrease from Medical Equipment Sales and Remarketing gross margin of $4.6 million for the same period of 2003. Gross margin from medical equipment sales and remarketing represented 24.5% and 28.3% of segment revenues for the years ended December 31, 2004, and December 31, 2003, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2004, were $57.7 million, representing a $10.7 million, or 22.9%, increase from $47.0 million before recapitalization charges for the same period of 2003. Other selling, general and administrative expenses as a percentage of total revenue increased to 28.9% from 27.5% for the same period of 2003 as a result of higher spending to transition UHS from a focus on supplemental rental to a full medical equipment lifecycle company. These expenses include increases of $4.9 million of costs related to strengthening our corporate infrastructure, $4.6 million in costs related to upgrading and separating our sales and customer service organizations, $0.7 million in other intangible amortization, and $0.4 million in facilities costs associated with office relocations.

In 2003, we recorded a $14.4 million charge related to the recapitalization that occurred on October 17, 2003. (For a summary of the recapitalization, see Item 6 of our Form 10-K for the fiscal year ended December 31, 2003.) Recapitalization expenses consisted primarily of compensation expenses associated with the purchase of vested stock options of $11.3 million and miscellaneous fees and expenses of approximately $2.5 million and severance expense of $0.6 million.

Interest Expense

Interest expense for the year ended December 31, 2004, was $30.5 million, representing a $10.3 million, or 50.7%, increase from interest expense of $20.2 million for the same period of 2003. This increase is attributable to a full year of interest expense related to our 10.125% senior notes due 2011 that were issued in November 2003 as well as increased borrowings under our senior secured credit facility. Total average borrowings increased to $288.2 million in 2004 from $218.9 million in 2003.

Loss on Early Retirement of Debt

In connection with the 2003 recapitalization we incurred a $13.3 million loss on early retirement of debt. Of this $13.3 million, $6.9 million related to the call premium associated with the early redemption of 10.25% senior notes due 2008 and $6.4 million for the write-off of unamortized deferred financing costs associated with the retired debt. We incurred no such charges in 2004.

Income Taxes

Tax expense for 2004 was $1.2 million representing an increase of $0.9 million or 332.0% from income tax expense of $0.3 million for the same period of 2003. Income tax expense relates primarily to valuation allowances established for net operating losses not recognized.

Net Loss

We incurred a net loss of $3.6 million in 2004, representing a $15.9 million decrease from the net loss of $19.5 million in 2003. The decreased net loss is attributable to the absence of $27.7 million of charges associated with the November 2003 recapitalization partially offset by higher interest expenses also associated with the recapitalization and higher income tax expense.

EBITDA

EBITDA for the year ended December 31, 2004, was $68.5 million, representing a $32.0 million, or 88%, increase from $36.5 million for the same period of 2003. This increase is due to revenue growth, generating higher gross margin of $10.2 million and the absence of $27.7 million of recapitalization costs in 2004. EBITDA for the year ended December 31, 2003, was $36.5 million, representing a $14.3 million, or 28.1%, decrease from $50.8 million for the same period of 2002.

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

Fiscal year ended December 31, 2003, compared to fiscal year ended December 31, 2002

Medical Equipment Outsourcing

Medical equipment outsourcing revenues for the year ended December 31, 2003, were $140.2 million, representing a $9.5 million, or 7.3%, increase from medical equipment outsourcing revenues of $130.7 million for the same period of 2002. Penetration of existing customers, an increase in total customers by 6.3% and revenue generated from our ten new AMPP customers accounted for the growth in total revenues.

Technical and Professional Services

Revenues from technical and professional services for the year ended December 31, 2003, were $14.7 million, representing a $3.5 million, or 31.2%, increase from technical and professional services revenues of $11.2 million for the same period of 2002. This growth relates to our increased focus on providing additional services to our existing customers.

Medical Equipment Sales and Remarketing

Medical equipment sales and remarketing revenues for the year ended December 31, 2003, were $16.1 million, representing a $4.2 million, or 35.8%, increase from medical equipment sales and remarketing revenue of $11.9 million for the same period of 2002. Of this increase, $4.0 million is attributable to equipment sales, $0.7 million to sales of specialty infant protection systems and $0.3 million to parts sales, offset by a reduction in disposable sales of $0.8 million.

Cost of Medical Equipment Outsourcing

Cost of medical equipment outsourcing for the year ended December 31, 2003, was $42.4 million, representing a $6.2 million, or 17.1%, increase from cost of medical equipment outsourcing of $36.2 million for the same period of 2002. This increase was the result of equipment delivery and processing costs of $1.5 million, the costs incurred to service our new AMPP and Equipment Lifecycle Services (ELS) customers of $1.4 million, increased rent expense from new office openings of $0.4 million and other costs incurred due to outsourcing revenue growth. For 2003, cost of medical equipment outsourcing as a percentage of segment revenues, increased to 30.3% from 27.7% for the same period of 2002.

Cost of Technical and Professional Services

Cost of technical and professional services for the year ended December 31, 2003, was $9.3 million, representing a $1.1 million or 13.4% increase from technical and professional services cost of $8.2 million for the same period of 2002. This increase was driven by increased volume. For 2003, cost of technical and professional services as a percentage of segment revenues, decreased to 63.5% from 73.3% for the same period of 2002 primarily due to increasing economies of scale from higher revenues.

Cost of Medical Equipment Sales and Remarketing

Cost of medical equipment sales and remarketing for the year ended December 31, 2003, was $11.6 million, representing an increase of $2.8 million or 31.8% from cost of medical equipment sales and remarketing of $8.8 million for the same period of 2002. This increase was primarily attributable to increased volume. For 2003, cost of medical equipment sales and remarketing as a percentage of segment revenues, decreased to 71.7% from 73.9% for the same period of 2002.

Movable Medical Equipment Depreciation

Movable medical equipment depreciation for the year ended December 31, 2003, was $32.1 million, representing a $2.6 million, or 9.0%, increase from movable medical equipment depreciation of $29.5 million for the same period of 2002. This increase was a result of current year movable medical equipment additions of $39.1 million. For the year 2003, movable medical equipment depreciation, as a percentage of equipment outsourcing revenues, increased to 22.9% from 22.5% for the same period of 2002.

Gross Margin

Total gross margin for the year ended December 31, 2003, was $75.6 million, representing a $4.4 million, or 6.3%, increase from total gross margin of $71.2 million for the same period of 2002. For the year of 2003, total gross margin, as a percentage of total revenues, decreased to 44.2% from 46.3% for the same period of 2002. Gross margin percentage declined as a result of higher service and repair costs as well as the revenue mix shift toward non-capital revenue sources.

Gross margin on medical equipment outsourcing for the year ended December 31, 2003, was $65.7 million, representing an increase of $0.6 million or 0.9% from medical equipment outsourcing gross margin of $65.1 million for the same period of 2002. Gross margin as a percentage of segment revenue for the year of 2003 decreased to 46.8% from 49.8% for the same period of 2002.

Gross margin on technical and professional services revenue for the year ended December 31, 2003, was $5.4 million, representing a $2.4 million or 79.8% increase from technical and professional services gross margin of $3.0 million for the same period of 2002. Gross margin as a percentage of segment revenue for the year of 2003 increased to 36.5% from 26.7% for the same period of 2002.

Gross margin on medical equipment sales and remarketing revenue for the year ended December 31, 2003, was $4.6 million, representing and increase of $1.5 million or 47.2% from equipment sales and remarketing gross margin of $3.1 million for the same period of 2002. Gross margin as a percentage of segment revenue for the year of 2003 increased to 28.3% from 26.1% for the same period of 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2003, were $47.0 million, representing a $3.9 million, or 9.1%, increase from $43.1 million for the same period of 2002. The increase consists of $1.6 million for employee benefit costs, customer service and support costs of $0.8 million, expenses related to maintaining and improving our information technology systems of $0.8 million, additional management to support outsourcing and service businesses of $0.4 million and marketing expenses incurred of $0.4 million. Other selling, general and administrative expenses as a percentage of total revenue decreased to 27.5% from 28.0% for the same period of 2002 as a result of increased efficiencies.

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

Interest Expense

Interest expense for the year ended December 31, 2003, was $20.2 million, representing a $2.1 million, or 11.7%, increase from interest expense of $18.1 million for the same period of 2002. The increase is attributable to the recapitalization. Average borrowings increased from $206.0 million for the year of 2002 to $218.9 million for the year of 2003.

Loss on Early Retirement of Debt

In connection with the 2003 recapitalization we incurred a $13.3 million loss on early retirement of debt. Of this $13.3 million, $6.9 million related to the call premium associated with the early redemption of 10.25% senior notes due 2008 and $6.4 million for the write-off of unamortized deferred financing costs associated with the retired debt.

Income Taxes

Tax expense for 2003 consists of minimum state taxes. We did not have any federal tax or benefit for the year, as net operating losses generated for 2003 were offset by a valuation allowance.

Net Loss

We incurred a net loss of $19.5 million in 2003, representing a $19.3 million decrease from the net loss of $0.2 million in 2002. The 2003 net loss relates primarily to the recapitalization expenses (See “Selling, General and Administrative Expenses” above).

Seasonality

Quarterly operating results are typically affected by seasonal factors. Historically, our first and fourth quarters are the strongest, reflecting increased hospital census during the fall and winter months.

LIQUIDITY AND CAPITAL RESOURCES

Senior Secured Credit Facility

General

We have a five-year senior secured credit facility with a bank group led by General Electric Capital Corporation. This senior secured credit facility provides us with up to $100 million in available revolving borrowings, subject to borrowing base availability. At

December 31, 2004, $37.0 million was drawn down on the facility, excluding letters of credit of $1.7 million. At December 31, 2004, there was $89.1 million available under the facility, excluding amounts outstanding and outstanding letters of credit. Interest on loans outstanding under our revolving credit facility is payable at a rate per annum, selected at our option, equal to the base rate margin (which is the banks’ base rate plus 1.75%) or the adjusted LIBOR rate (which is the LIBOR rate plus 3.00%). The revolving credit facility terminates on October 17, 2008. Our secured credit facility is secured by substantially all of our assets and the assets of some of our future subsidiaries, if any, and by a pledge of all of the capital stock of some of our future subsidiaries, if any.

Our senior secured credit facility contains covenants which restrict and limit our ability and the ability of our future subsidiaries, if any, with respect to, among other things, making loans, making capital expenditures, incurring or canceling indebtedness, entering into affiliate transactions, changing our capital structure, changing the nature of our business, granting liens, selling stock or assets, and dividends. Our credit facility also contains financial covenants and maintenance tests, including a total leverage ratio test, and an interest coverage ratio. (See “Covenants Under Our Secured Credit Facility” below and Exhibit 10.21 to the Annual Report on Form 10-K of Universal Hospital Services, Inc. for the fiscal year ended December 31, 2003.)

Covenants Under Our Secured Credit Facility

Our senior secured credit facility contains covenants which restrict and limit our ability and the ability of our future subsidiaries, if any, with respect to, among other things:

•	Entering into merger or similar transactions. We and our subsidiaries are generally precluded from forming or acquiring any subsidiary, entering into any merger or acquiring all or substantially all of the assets or stock of any other entity, subject to certain limited exceptions. If we or a subsidiary are permitted to form a subsidiary, that subsidiary will be required to guarantee our obligations under our new senior secured credit facility.

•	Making investments, loans and advances. We and our subsidiaries are generally not permitted to make investments, or make loans or advances, in any other entity other than:

•	extensions of credit in the ordinary course of business;

•	investments in certain cash equivalent investments, including, without limitation, certain securities maturing within 360 days that are issued or fully guaranteed by the United States government, certain certificates of deposit, eurodollar time deposits and bank deposits, certain repurchase obligations of lenders under our new senior secured credit facility, certain commercial paper, certain securities backed by standby letters of credit and certain specified shares of money market mutual or similar funds;

•	loans and advances to our or any of our subsidiaries’ officers and employees for travel, entertainment and relocation expenses in the ordinary course of business not to exceed $1,000,000;

•	investments by us in any of our subsidiaries, and investments among our subsidiaries;

•	specified investments held by us on October 17, 2003;

•	specified intercompany indebtedness;

•	investments (including, without limitation, debt obligations) that we and our subsidiaries receive in connection with the bankruptcy proceedings of our suppliers and customers and in settlement of other disputes arising in the ordinary course of business;

•	promissory notes we acquire in connection with specified asset sales;

•	identified acquisitions permitted under our new senior secured credit facility; and

•	other additional investments entered into by us and our subsidiaries not exceeding $1,000,000 at any time outstanding.

•	Incurring indebtedness. We and our subsidiaries are generally only entitled to incur debt to the extent such debt is:

•	secured by purchase money security interests and capital leases permitted under our senior secured credit facility:

•	incurred under our new senior secured credit facility;

•	outstanding under the indenture governing the notes in an amount not to exceed $300 million;

•	related to unfunded pension fund and other employee benefit plan obligations to the extent they are permitted to remain unfunded under applicable law;

•	specified existing indebtedness:

•	(a) owed by us to any of our subsidiaries which is also a guarantor under our new senior secured credit facility or (b) owed by any of our subsidiaries to us or any other guarantor under our new senior secured credit facility;

•	incurred under any interest rate agreements or similar agreements;

•	owed to another entity arising in connection with an acquisition permitted under our new senior secured credit facility, not to exceed $10 million at any time outstanding and subject to other specified limitations;

•	subordinated debt which we owe to JWC Fund I, JWC Fund III or Halifax; and

•	additional indebtedness owed by us and our subsidiaries not exceeding $4,000,000 in aggregate principal amount at any time outstanding.

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

As defined by this credit agreement, our capital expenditures for the year ended December 31, 2004, were $43.2 million.

•

Minimum interest coverage ratio. We and our subsidiaries must maintain on a consolidated basis at each date set forth below, a ratio of EBITDA (as defined in our new senior secured credit facility) to interest expense (as defined in our new senior secured credit facility) of not less than (a) 2.00 to 1.0 for the twelve month periods ending March 31, 2004, June 30, 2004 and September 30, 2004; (b) 2.15 to 1.0 for the twelve month periods ending December 31, 2004, March 31, 2005, June 30, 2005 and September 30, 2005; (c) 2.25 to 1.0 for the twelve month periods ending December 31, 2005, March 31, 2006, June 30, 2006 and

September 30, 2006; (d) 2.50 to 1.0 for the twelve month periods ending December 31, 2006, March 31, 2007, June 30, 2007 and September 30, 2007; and (e) 2.75 to 1.0 for each twelve month period ending December 31, 2007 and each March 31, June 30, September 30, and December 31 thereafter. Our interest coverage ratio for the year ended December 31, 2004, was 2.4 to 1.0.

•	Maximum total leverage ratio. We and our subsidiaries must maintain on a consolidated basis at each date set forth below, a ratio of funded debt (as defined in our new senior secured credit facility) to EBITDA (as defined in our new senior secured credit facility) of not more than (a) 4.75 to 1.0 as of, and for, each of the twelve month periods ending March 31, 2004, June 30, 2004 and September 30, 2004; (b) 4.60 to 1.0 as of, and for, each of the twelve month periods ending December 31, 2004, March 31, 2005, June 30, 2005 and September 30, 2005; (c) 4.35 to 1.0 as of, and for, each of the twelve month periods ending December 31, 2005, March 31, 2006, June 30, 2006 and September 30, 2006; (d) 4.00 to 1.0 as of, and for, each of the twelve month periods ending December 31, 2006, March 31, 2007, June 30, 2007 and September 30, 2007; and (e) 3.75 to 1.0 as of, and for, each of the twelve month periods ending December 31, 2007 and each March 31, June 30, September 30 and December 31 thereafter. Our total leverage ratio for the year ended December 31, 2004, was 4.3 to 1.0.

Our senior secured credit facility is secured by substantially all of our assets and the assets of some of our future subsidiaries, if any, and by a pledge of all of the capital stock of some of our future subsidiaries, if any.

Senior Notes

On May 14, 2004, we exchanged our $260,000,000 in outstanding 10.125% series A senior notes due 2011, which we refer to as the initial notes, for $260,000,000 in registered 10.125% series B notes due 2011, which we refer to as the exchange notes. The terms of the exchange notes are identical to the terms of the initial notes except that the exchange notes are registered under the Securities Act of 1933, and therefore are freely transferable, subject to certain restrictions. The exchange notes evidence the same indebtedness as the initial notes. Interest on the notes is payable on May 1 and November 1 of each year. As of December 31, 2004, we had outstanding $260.0 million of our senior notes. The indenture governing our notes contains restrictions on our ability to engage in certain activities and limitations on capital expenditures. (See Exhibit 4.4 to the Annual Report on form 10-K of Universal Hospital Services, Inc. for the fiscal year ended December 31, 2003.)

Liquidity

Our principal sources of liquidity are expected to be cash flows from operating activities and borrowings under our senior secured credit facility. It is anticipated that our principal uses of liquidity will be to fund capital expenditures related to purchases of movable medical equipment, provide working capital, meet debt service requirements and finance our strategic plans.

We require substantial cash to grow our Medical Equipment Outsourcing programs and service our debt. Our outsourcing programs require us to invest a significant amount of cash in movable medical equipment purchases. To the extent that such expenditures cannot be funded from our operating cash flow, borrowings under our senior secured credit facility or other financing sources, we may not be able to conduct our business or grow as currently planned. We currently expect that over the next 12 months, we will invest approximately $45 million in new equipment. This estimate is subject to numerous assumptions, including revenue growth and the number of AMPP signings. See “Risk Factors — “If we are unable to fund our significant cash needs, we will be unable to operate and expand our business as planned or to service our debt.”

The following table sets forth selected historical information regarding our cash flows:

	Years Ended December 31,
	2002	2003	2004
	(in thousands)
Net cash provided by operating activities	$40,186	$15,957	$37,966
Net cash used in investing activities	(38,956)	(36,769)	(65,150)
Net cash provided by (used in) financing activities	(1,230)	20,812	27,184

Net cash provided by operating activities during the year ended December 31, 2004, was $38.0 million compared to $16.0 million in the same period in 2003. This increase was primarily due to a decreased net loss due to the absence of $27.7 million of charges related to the recapitalization in 2003. Net cash used in investing activities during the year ended December 31, 2004, was $65.2 million, compared to $36.8 million in the same period in 2003. This increase was due to increased capital expenditures and the acquisitions of Affiliated Clinical Engineering Services, Inc., certain assets of Galaxy Medical Products, Inc., substantially all of the assets of Advanced Therapeutics of Wisconsin, Inc., and certain assets of Cardinal Health 200, Inc. Net cash provided by financing activities during the year ended December 31, 2004, was $27.2 million, compared to $20.8 million in the same period in 2003. This increase was primarily due to increased borrowings under our senior secured credit facility.

Net cash provided by operating activities during the year ended December 31, 2003, was $16.0 million compared to $40.2 million in the same period in 2002. This decrease was primarily attributable to decreased net income due to the $14.4 million recapitalization and severance expense and $13.3 million loss on early retirement of debt that we incurred in 2003. Net cash used in investing activities during the year ended December 31, 2003, was $36.8 million, compared to $39.0 million in the same period in 2002. This decrease was primarily attributable to the increase of movable medical equipment purchases at December 31, 2003. Net cash provided by (used in) financing activities during the year ended December 31, 2003, was $20.8 million, compared to ($1.2) million in the same period in 2002. This increase was primarily attributable to an increase in debt offset by the repurchase of common stock and options during the recapitalization.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPE”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2004, we are not involved in any unconsolidated SPE transactions.

Contractual Obligations

The following is a summary as of December 31, 2004, of our future contractual obligations (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term Debt Obligations	$297,302	$328	$—	$36,974	$260,000
Interest on senior notes	179,888	26,325	52,650	52,650	48,263
Operating Lease Obligations	22,195	4,420	6,476	4,784	6,515
Purchase Obligations	5,344	5,344	—	—	—

Total contractual obligations	$504,729	$36,417	$59,126	$94,408	$314,778

Other commercial commitments: Stand by letters of credit	$1,742	—	—	—	—

Based on the level of operating performance expected in 2005, we believe our cash from operations, together with expected additional borrowings under our senior secured credit facility in 2005, will meet our liquidity needs during 2005, exclusive of any borrowings that we may make to finance potential acquisitions. Availability under our senior secured credit facility as of December 31, 2004, was approximately $50 million, representing our borrowing base of approximately $89 million, outstanding letters of credit of approximately $2 million, and borrowings of approximately $37 million at that date. At our expected level of borrowing for 2005, we expect the current availability under our senior secured credit facility would be sufficient to meet our liquidity needs for the next four years, exclusive of any expenditures made for acquisitions.

Our expansion and acquisition strategy may require substantial capital. Sufficient funding for such acquisitions may not be available under our existing revolving credit facility, and we may not be able to raise any necessary additional funds through bank financing or the issuance of equity or debt securities on terms acceptable to us, if at all.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” and issued a revised interpretation in December 2003 (FIN 46R). FIN 46R requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46R must be applied for periods ending after March 15, 2004, and was effective immediately for all variable interest entities created after January 31, 2003. The Company does not have ownership in any variable interest entities and the adoption of FIN 46R had no impact on our financial condition or results of operations in 2004.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29.” This statement amends APB Opinion No. 29 and is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning June 15, 2005. The adoption of this statement, effective July 1, 2005, will not have a significant effect on the Company’s financial condition or results of operations.

On December 16, 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. The Company is currently assessing the impact of adopting SFAS No. 123(R) to its consolidated results of operations.

ITEM 7A:	Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk is interest rate risk associated with our debt instruments. We use both fixed and variable rate debt as sources of financing. As of December 31, 2004, we had approximately $297.3 million of total debt outstanding, of which $37.0 million was bearing interest at variable rates approximating 5.5%. A 1.0% percentage point change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $0.3 million and $0.1 million for the years ended 2004 and 2003, respectively. As of December 31, 2004, we had no other significant material exposure to market risk.

We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes.

ITEM 8:	Financial statements and supplementary data

Quarterly Results

The following table sets forth certain unaudited quarterly financial data for 2004 and 2003. In our opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth therein. The operating results for any one quarter are not necessarily indicative of results for any future period.

Selected Quarterly Financial Information

(Unaudited)

(dollars in thousands)

	Year Ended December 31, 2004
	March 31	June 30	September 30	December 31
Total revenues	$48,997	$49,289	$49,608	$51,706
Gross margin	$22,147	$21,246	$20,404	$22,020
Gross margin %	45.2%	43.1%	41.1%	42.8%
Net income (loss)	$1,358	$(632)	$(988)	$(3,330)
Net cash provided by operating activities	17,989	544	18,601	832
Net cash used in investing activities	(22,822)	(17,298)	(11,323)	(13,707)
Net cash provided by (used in) financing activities	$4,833	$16,754	$(7,278)	$12,875

	Year Ended December 31, 2003
	March 31	June 30	September 30	December 31
Total revenues	$42,556	$41,984	$41,845	$44,620
Gross margin	$20,242	$18,523	$17,760	$19,082
Gross margin %	47.6%	44.1%	42.4%	42.8%
Net income (loss)	$2,637	$1,310	$1,030	$(24,503)
Net cash provided by (used in) operating activities	6,845	13,850	8,521	(13,259)
Net cash used in investing activities	(11,515)	(8,095)	(9,565)	(7,594)
Net cash provided by (used in) financing activities	$4,670	$(5,755)	$1,044	$20,853

The Report of the Independent Registered Public Accounting Firm, Financial Statements and Schedules are set forth on pages F-1 to F-25 of this report.

ITEM 9:	Changes in and disagreements with accountants on accounting and financial disclosure

None.

ITEM 9A:	Controls and procedures

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us required to be included in the reports we file or submit under the Securities Exchange Act of 1934, as amended.

During the fiscal year ended December 31, 2004, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B:	Other Information

PART III

ITEM 10:	Directors and executive officers of the registrant

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth our executive officers and directors, their ages and the positions currently held by them:

Name	Age	Position
David E. Dovenberg	60	Chairman of the Board of Directors
Gary D. Blackford	47	President and Chief Executive Officer and Director
Rex T. Clevenger	47	Senior Vice President and Chief Financial Officer
Walter T. Chesley	50	Senior Vice President, Human Resources
Lawrence H. Kincaid	62	Vice President, Technical Services
Timothy W. Kuck	47	Vice President, Customer Service
David G. Lawson	48	Senior Vice President, Technology, Marketing and Facilities
Joseph P. Schiesl	50	Senior Vice President, Sales
Jeffrey L. Singer	43	Senior Vice President, Asset Optimization
Andrew P. Weaver	41	Controller and Chief Accounting Officer
Michael N. Cannizzaro	55	Director
David W. Dupree	51	Director
Steven G. Segal	44	Director
Mark J. Tricolli	33	Director
Brent D. Williams	37	Director
Edward D. Yun	37	Director
Samuel B. Humphries	62	Advisory Director

David E. Dovenberg has been Chairman of our Board since 2001 and became Non-Executive Chairman on January 1, 2004. Mr. Dovenberg was our President and Chief Executive Officer from 1998 to 2002. He joined us in 1988 as Vice President, Finance and Chief Financial Officer and served in this role until 1998. Prior to joining us, he had been with The Prudential Insurance Company of America since 1969. From 1979 to 1988, he was a regional Vice President in the area of corporate investments in private placements for Prudential Capital Corporation. He is a member of the Healthcare Financial Management Association. He is also a member of the Board of Directors of Lund International Holdings, Inc., a manufacturer of appearance accessories for light trucks, sport utility vehicles and vans. He holds a Bachelor of Arts degree from Gustavus Adolphus College and a Master’s degree in Economics from the University of Minnesota.

Gary D. Blackford has been President, Chief Executive Officer and a member of the Board of Directors since 2002. Prior to joining us, Mr. Blackford was Chief Executive Officer for Curative Health Services from September 2001 to March 2002 and, prior to that, for Shop for School.com, Inc. from June 1999 to June 2001. He also served as Chief Operating Officer of Value Rx from 1994 to 1996 and as Chief Operating Officer and Chief Financial Officer of MedIntel from 1993 to 1994. Mr. Blackford holds a Bachelors of Business Administration degree from the University of Iowa, a Juris Doctor degree from Creighton University and Certified Public Accountant certificate. He is a member of the Board of Directors of Genezen Healthcare, Inc., a privately held provider of specialty pharmaceutical services based in Dallas, Texas; a member of the board of Compex Technologies, Inc. (Nasdaq: CMPX), a global provider of electro therapy products; and a member of the board of the Twin Cities Ronald McDonald Charities, a non-profit corporation dedicated to helping families live with a child’s serious illness.

Rex T. Clevenger joined us in June 2004 as Senior Vice President and Chief Financial Officer. He has over 25 years of financial operations and capital markets experience including extensive capital attraction, corporate finance and planning roles as Senior Vice President, Finance for Reliant Resources, Inc. (NYSE: RRI) in Houston from 2000 to 2004, and with privately held Koch Industries in Wichita and Singapore from 1994 to 2000. He also worked in commercial and investment banking roles in Houston and New York, and as a Certified Public Accountant for Arthur Andersen. He is a graduate of the University of Missouri and holds a Bachelor of Science degree in Business Administration.

Walter T. Chesley joined us in 2003 as our Senior Vice President, Human Resources. He has over 25 years of human resources experience, most recently with Children’s Hospitals and Clinics, the largest pediatric health care provider in the upper Midwest, where he was Vice President, Human Resources and Chief Administrative Officer from 2000 to 2003. From 1997 to 2000, Mr. Chesley was Vice President, Human Resources for Ceridian Corporation, a leading provider of human resources management, payroll outsourcing, tax filing and benefits administration services. Prior to that, he was Assistant Vice President of the Dun & Bradstreet Corporation and Reuben H. Donnelley directory publishing division. Mr. Chesley has a Bachelor of Science degree in Communications and Public Relations from Boston University and a Juris Doctor degree from the American University Washington College of Law.

Lawrence H. Kincaid joined us in 2004 and is our Vice President, Technical Services. He has over 30 years of experience in the health care industry. Prior to joining us, Mr. Kincaid worked as an independent consultant focusing on improving the service delivery of a variety of companies. Mr. Kincaid also has served in a number of management roles in medical equipment manufacturing companies, including as the Vice President of Trex Medical Corporation from 1999 to 2000 and Picker International, Inc. from 1991 to 1999, and as General Manager, Cardiovascular Diagnostic Systems Business, at PPG Biomedical Systems from 1988 to 1990; Vice President of Sales for Ohmeda-BOC Healthcare from 1986 to 1988; and service with GE Medical Systems in various management positions in sales, service and operations. He also has completed executive development programs at the University of Wisconsin, Harvard Business School and INSEAD, European Business School.

Timothy W. Kuck joined us in January 2004 as the Vice President of the Central Region. Since September of 2004, Mr. Kuck has been the Vice President of Customer Service. He has over nineteen years of progressive managerial growth in sales, operation, finance and corporate administration. Prior to joining us, Mr. Kuck held the positions of Regional Vice President (1999-2003) and Chief Financial Officer & Secretary (1997-1999) at G&K Services, Inc. Between the years of 1995-1997 at First Data Corporation, which acquired Employee Benefit Plans, Inc., he held the titles of President of EBPLife Insurance Company and Senior Vice President of First Health. During Mr. Kuck’s tenure at Employee Benefit Plans, he held the positions of Chief Financial Officer & Secretary (1993-1995), President of EBPLife Insurance Company (1991-1997) and General Counsel & Secretary (1991-1993). Mr. Kuck also served as an Attorney at Popham, Halk, Schnobrich & Kaufman, Ltd., in Minneapolis, Minnesota from 1984-1991. Mr. Kuck holds a Juris Doctor degree from the University of Minnesota Law School and a Bachelor of Arts degree from Augustana College in South Dakota. Mr. Kuck also has a Certified Public Accountant certification.

David G. Lawson has been Senior Vice President of Technology, Marketing and Facilities since September 2002. He has over 20 years of technology experience, 12 of those in the healthcare/financial services industries with ValueRx, EBP Healthplans, North Central Life Insurance, Norwest Technical and Curative Health Services. He was Chief Administrative Officer of Curative Health Services from October 2001 to March 2002. Prior to that, he was Chief Operating Officer and Chief Technology Officer for Shop for School.com, Inc. from April 1999 to September 2001. Prior to that, he was Chief Information Officer of ValueRx from December 1995 to April 1998. Early in his career he spent four years as a management consultant with Deloitte and Touche and five years with Best Products Limited. He holds a Bachelor of Science degree in Hospital Administration from Concordia College.

Joseph P. Schiesl has been Senior Vice President, Sales since February 2003. Mr. Schiesl has over 25 years of experience in health care services businesses. Prior to joining us, Mr. Schiesl was Chief Executive Officer of Thinking Networks, Inc., an internet protocol software services start-up from February 2001 to December 2001. Prior to that, Mr. Schiesl was President of ViTec, Inc., an e-health software services company, from April 1999 to August 2000. From December 1995 to April 1998, Mr. Schiesl was President, Pharmacy Benefit Management Services of ValueRx. Prior to tenure at ValueRx, Mr. Schiesl was Executive Vice President at MedIntel Systems. He holds a Bachelor of Arts in Economics from Loras College.

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

Andrew P. Weaver has been Controller and Chief Accounting Officer since September, 2004. Prior to joining us, he had over 15 years of experience in a variety of accounting, corporate finance and treasury financial management roles at Reliant Resources from 1999 to 2004, The Coca-Cola Company from 1995 to 1998 and The Minute Maid Division of The Coca-Cola Company from 1987 to 1995. He has a Bachelor of Business Administration degree and a Master’s degree in Finance from Texas A&M University, and is a Certified Public Accountant.

Michael N. Cannizzaro has been a director since May 2001. He has been an Operating Partner of J.W. Childs Associates, L.P. since 2001. Prior to that, he was President and Chief Executive Officer of Beltone Electronics Corporation from 1998 to 2000. Prior to that, he was President of Caremark International’s Prescription Service Division from 1994 to 1997; Vice President, Business Development of Caremark’s Nephrology Service Division from April 1994 to September 1994; and President of Leica North America from 1993 to 1994. Prior to that, he held numerous positions in general management at Baxter Healthcare Corporation from 1976 to 1993, including the position of President of various divisions. He was the Chairman and Chief Executive Officer of National Nephrology Associates, Inc. (“NNA”) from May 2003 until April 2004. He was a director of NNA from July 1999 until April 2004. He is currently Chairman, President and Chief Executive Officer of Insight Health Services Corp., Vice Chairman of Sheridan Healthcare Corp., and Chairman of Ion Health Corp.

David W. Dupree became a director on October 17, 2003. He is a Managing Director and Managing Partner of The Halifax Group, L.L.C. which he founded in January 1999. Prior to joining The Halifax Group, Mr. Dupree was a Managing Director and Partner with The Carlyle Group, a global investment firm located in Washington, D.C. Prior to joining The Carlyle Group in 1992, Mr. Dupree was a Principal in Corporate Finance with Montgomery Securities and prior to that, he was Co-Head of Equity Private Placements at Alex.Brown & Sons Incorporated. Mr. Dupree earned a B.S. from The University of North Carolina at Chapel Hill and received his M.B.A. from the Graduate School of Management at Wake Forest University where he is the Chairman of the Board of Visitors. Mr. Dupree serves as a Trustee for St. Patrick’s Episcopal School in Washington, D.C. where he is also Chairman of the Finance Committee. Mr. Dupree currently serves on the board of directors of Whole Foods Markets, Inc. (NASDAQ: WFMI), PolyPide Holdings, Inc., Maverick Healthcare Group, and Insight Health Services Corp. and is Chairman of National Packaging Solutions Group, Inc. In recent years, Mr. Dupree served on the boards of Meineke Car Care Centers, Inc., Soil Safe, Inc. and Pharmaceutical Research Associates International, Inc.

Steven G. Segal has been a director since February 1998. He is a founding Partner of J.W. Childs Associates, L.P. and has been at J.W. Childs since 1995. Prior to that time, he was an executive at Thomas H. Lee Company from 1987, most recently holding the position of Managing Director. He is also a director of The NutraSweet Company, Insight Health Services Corp., MAAX Inc., and Round Grille, Inc. (d/b/a FiRE + iCE).

Mark J. Tricolli became a director on October 17, 2003. He is a Vice President of J.W. Childs Associates, L.P. and has been at J.W. Childs since July 2000. Prior to that, he was an Associate in the Merchant Banking Division of Goldman, Sachs & Co. from August 1999 to June 2000. Prior to that, he was pursuing a degree in business school from 1997 to 1999. During the summer of 1998, he worked at Donaldson, Lufkin & Jenrette. He is also a director of Equinox Holdings, Inc., InSight Health Services Corp., JA Holdings, Inc., Sheridan Holdings, Inc. and Ion Health Holdings, Inc.

Brent D. Williams became a director on October 17, 2003. He is a Managing Director of The Halifax Group, L.L.C. and has been with The Halifax Group since its formation in October 1999. Prior to joining The Halifax Group, he was a Director in PaineWebber’s Merchant Banking Division, which he helped to establish, from January 1999 to September 1999. Prior to that, he was a Director in PaineWebber’s Investment Banking division from August 1995 to December 1998. He joined PaineWebber from Smith Barney Inc., where he had similar responsibilities. He is also a director of Maverick Healthcare Group and an advisory board member of the Center For Private Equity Finance at the University of Texas at Austin. In recent years Mr. Williams served on the board of National Packaging Solutions Group, Inc. and MTW Corporation.

Edward D. Yun has been a director since February 1998. He is a Partner of J.W. Childs Associates, L.P. and has been at J.W. Childs since 1996. From 1994 until 1996 he was an Associate at DLJ Merchant Banking, Inc. He is also a director of Pan Am International Flight Academy, Inc., Equinox Holdings, Inc., Insight Health Services Corp., JA Holdings, Inc., Sheridan Holdings, Inc., and Ion Health Holdings, Inc.

Samuel B. Humphries became an advisory director on October 17, 2003, and in such capacity, does not vote on matters before the board of directors. Mr. Humphries served as a director from 1991 to February 1998 and from April 1998 until October 17, 2003. Mr. Humphries is President and Chief Executive Officer of Uroplasty, Inc., a medical device company. Most recently he was a founding partner of Ascent Medical Technology Fund, L.P. a venture capital fund. Mr. Humphries has over 25 years of healthcare and medical device experience. As President and CEO of American Medical Systems from 1998 to 1999, he was an investor and part of an LBO spin-off from Pfizer, Inc. Before joining AMS, Mr. Humphries was President and CEO of Optical Sensors, Inc., a medical device start-up company, from 1991 to 1998 where he guided the company from start-up through an IPO. Prior to OSI, Mr. Humphries was at AMS during its formative years where he served first as Vice President of World Wide Sales and Marketing, and then as President and CEO. Earlier, he was with the Medical Systems Group of the General Electric Company where he was initially District Sales Manager and then promoted to National Sales Manager of the Critical Care Patient Monitoring Business.

Mr. Humphries has served on numerous private and public Boards of Directors, and served on the Board of Directors of the Health Industry Manufacturers Association (HIMA, now AdvaMed). In addition to serving as a director of Uroplasty, he also serves on the Board of Directors of Enova Medical; Inlet Medical, Inc.; and Ascent Medical Technology Fund, L.P. Mr. Humphries earned a B.S. in Marketing from the University of Kentucky.

BOARD COMMITTEES

Compensation Committee. Our board of directors has a compensation committee consisting of certain of our directors. The members of the compensation committee are Samuel B. Humphries, David W. Dupree and Edward D. Yun. Mr. Humphries is the chairman but, as an advisory director, does not vote on matters before such committee. Our compensation committee makes recommendations to the board of directors concerning executive compensation and administers our stock option plans.

Audit Committee. Our audit committee consists of Samuel B. Humphries, Mark J. Tricolli and Brent D. Williams. Mr. Humphries is the chairman but, as an advisory director, does not vote on matters before such committee. Action taken by our audit committee is required to be taken by unanimous vote. Our audit committee is responsible for reviewing the adequacy of our system of internal accounting controls; reviewing the results of the independent registered public accounting firm’s annual audit, including reviewing the independent registered public accounting firm’s required communication on any significant adjustments, management judgments and estimates, new accounting policies and disagreements with management; reviewing our audited financial statements and discussing the statements with management; reviewing the audit reports submitted by the independent registered public accounting firm; and the performance of our independent registered public accounting firm and annually recommending independent registered public accounting firms; adopting and annually assessing our charter; and preparing such reports or statements as may be required by securities laws.

Under current rules of public trading markets, such as NASDAQ and the New York Stock Exchange, our current audit committee would not be deemed to be comprised solely of independent directors since one of our audit committee members is associated with JWC Fund I and JWC Fund III, and one of our audit committee members is associated with Halifax. Our board of directors has determined that the audit committee does not have an “audit committee financial expert” as that term is defined in the SEC regulations because our board of directors did not believe that any of the members of the audit committee met the specific qualifications of an “audit committee financial expert.” However, our board of directors has determined that all of the members of the audit committee are able to read and understand fundamental financial statements and that our audit committee has the financial sophistication and valuable business knowledge necessary to fulfill the duties and the obligations of the audit committee. Our board of directors has concluded that the appointment of an additional director to the audit committee is not necessary at this time.

Executive Committee. The executive committee of our board of directors consists of four of our directors. The members of the executive committee are David E. Dovenberg, Gary D. Blackford, David W. Dupree and Steven G. Segal. Mr. Dovenberg is the chairman. Our executive committee is responsible for such matters as our board of directors may determine from time to time.

Mergers and Acquisitions Committee. The mergers and acquisitions committee of our board of directors was created in 2004 and consists of Mark Tricolli, Brent D. Williams and Edward D. Yun. Our mergers and acquisitions committee is responsible for reviewing and approving acquisitions in which the total consideration is less than $6,000,000.

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

CODE OF CONDUCT

We have adopted a code of conduct for all employees, directors and officers, and a code of ethics for our Chief Executive Officer and senior financial officers. Our code of conduct and code of ethics can be found at our internet website, www.uhs.com, and are attached as Exhibits 14.1 and 14.2 to this Form 10-K. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Ethics by posting such information on our website at the address specified above.

ITEM 11:	Executive compensation

DIRECTOR COMPENSATION

Neither Mr. Dovenberg, directors who are employees nor directors who are affiliated with JWC Fund I or Halifax receive any compensation directly for serving on our board of directors. Our advisory director is entitled to receive a $5,000 retainer per quarter, $1,000 for each meeting of our board of directors attended in person, $500 for each meeting of our board of directors attended telephonically, $500 for each committee meeting attended and $1,250 per quarter for serving as the chairman of our audit committee. In addition, our advisory director will be entitled to receive grants of stock options. Mr. Dovenberg’s employment agreement is described under “Employment Agreements” below.

SUMMARY COMPENSATION TABLE

The following table sets forth cash and non-cash compensation for each of the last three fiscal years awarded to or earned by our chief executive officer and each of our four other most highly compensated executive officers during fiscal year 2004. Also included is a former executive offer who left UHS in June 2004.

	Annual compensation			Other Annual Compensation	Long-Term Compensation Awards	All Other Compensation (3)
Name and principal position	Year	Salary	Bonus(1)		Securities Underlying Options (2)
Gary D. Blackford President and Chief Executive Officer(4)	2004 2003 2002	342,799 326,932 153,813	171,887 159,543 110,740		5,602,897 — 4,445,460	7,733 377,817 2,309

Joseph P. Schiesl Senior Vice President, Medical Equipment Outsourcing (5)	2004 2003	241,515 198,883	91,912 83,781		1,250,000	5,402 84,448

David G. Lawson Senior Vice President, Technology, Marketing and Facilities (6)	2004 2003 2002	169,607 157,055 47,885	70,035 62,692 24,000		750,000	7,319 86,755

Walter T. Chesley Senior Vice President, Human Resources (7)	2004 2003	174,872 168,689	61,889 47,680		750,000	7,882 49,595

Jeffrey L. Singer Senior Vice President, Asset Optimization	2004 2003 2002	171,679 160,966 153,658	60,764 84,000 74,000		750,000	7,736 511,851

John A. Gappa Former Senior Vice President and Chief Financial Officer (8)	2004 2003 2002	196,667 192,601 180,588	58,950 64,618 89,500	30,784	— —	4,705 647,090 5,419

(1)	The amounts shown in this column represent annual bonuses earned for the fiscal year indicated. Such bonuses are paid approximately three months after the end of such fiscal year.

(2)	The stock options shown in this column for 2002 were all granted pursuant to our 1998 stock option plan. In connection with the 2003 recapitalization, we repurchased these options and terminated our 1998 stock option plan. The stock options shown in this column for 2004 were all granted pursuant to our 2003 stock option plan.

(3)	The amounts shown in this column represent (i) contributions by us for the named executive officers to the UHS Employees’ Long Term Savings Plan (LTSP) for the fiscal year indicated and (ii) amounts paid to executives in connection with the repurchase of stock options in the recapitalization. All amounts in 2002 and 2004 are contributions to the UHS Employees’ LTSP. For 2003, the specific amounts are as follows:

a. Gary D. Blackford:	LTSP $ 7,362; Repurchase of stock options $370,455.
b. Joseph P. Schiesl:	LTSP $4,448; Repurchase of stock options $80,000.
c. David G. Lawson:	LTSP $ 6,755; Repurchase of stock options $80,000.

d.	Walter T. Chesley:	LTSP $5,595; Repurchase of stock options $44,000.
e.	Jeffrey L. Singer:	LTSP $7,264; Repurchase of stock options $504,587.
f.	John A. Gappa:	LTSP $8,681; Repurchase of stock options $638,409.

(4)	Mr. Blackford joined us as President and Chief Executive Officer in June 2002.

(5)	Mr. Schiesl joined us as Senior Vice President, Sales in February 2003.

(6)	Mr. Lawson joined use as Senior Vice President of Technology, Marketing and Facilities in September 2002.

(7)	Mr. Chesley joined us as Senior Vice President, Human Resources in April 2003.

(8)	Mr. Gappa’s employment with us ended on June 30, 2004.

Stock Options

During the year ended December 31, 2004, we granted stock options to our named executive officers as set forth in the following table:

Option Grants in Last Fiscal Year

Name	Number of Securities Underlying Options Granted(#)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Options Term
					5%	10%
Gary D. Blackford	5,602,897	37.9	1.00	05/01/14	3,523,631.82	8,929,574.85
Joseph P. Schiesl	1,250,000	8.5	1.00	05/01/14	786,118.28	1,992,178.08
David G. Lawson	750,000	5.1	1.00	05/01/14	471,670.97	1,195,306.85
Walter T. Chesley	750,000	5.1	1.00	05/01/14	471,670.97	1,195,306.85
Jeffrey L. Singer	750,000	5.1	1.00	05/01/14	471,670.97	1,195,306.85
John A. Gappa	None

The options shown in the above table were granted at an exercise price equal to the fair market value of our common stock on the date of grant and will expire 10 years from the date of grant, unless earlier terminated. Options granted to the named executive officers during fiscal 2004 vest based on performance (“Target Vesting Options”) and time (“Fixed Vesting Options”). One fourth of the Fixed Vesting Options vest on the grant date and one fourth vest on November 1 of each of the following three years (2005 through 2007), subject to acceleration upon certain events. One fifth of the Target

Vesting Options vest on each of the following dates, if certain performance targets are attained and subject to acceleration upon certain events: December 31st of 2004, 2005, 2006, 2007 and 2008. In certain circumstances, the Target Vesting Options fully vest 8 years after the grant date.

During fiscal 2004, we granted options to purchase a total of 15,453,459.5 shares of common stock to our employees.

Potential realizable values are calculated by:

•	Multiplying the number of shares of common stock subject to a given option by the market price on the date of the grant;

•	Assuming that the amount derived from that calculation compounds at the annual 5% or 10% rates shown in the table for the entire ten-year term of the option; and

•	Subtracting from that result the total option exercise price.

The 5% and 10% assumed annual rates of stock price appreciation are required by the rules of the Securities and Exchange Commission and do not reflect our estimate or projection of future common stock prices.

Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth the number and value of options exercised by our named executive officers during the fiscal year ended December 31, 2004, as well as the number and value of securities underlying unexercised options held as of December 31, 2004.

Aggregated Option Exercises in Fiscal Year Ended December 31, 2004,

and Fiscal Year-End Option Values

Name	Number of Shares Acquired on Exercise	Value Realized ($)	Numbers of Shares Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the Money Options at Fiscal Year-End(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Gary D. Blackford	—	—	466,441	5,136,456	93,288	1,027,291
Joseph P. Schiesl	—	—	104,063	1,145,937	20,813	229,187
David G. Lawson	—	—	62,438	687,562	12,488	137,512
Walter T. Chesley	—	—	62,438	687,562	12,488	137,512
Jeffrey L. Singer	—	—	62,438	687,562	12,488	137,512
John A. Gappa	—	—	—	—	—	—

(1)	The value of the unexercised options is determined by multiplying the number of shares underlying the options by the difference between the exercise price of the options and the fair market value of our common stock of $1.20 per share as of December 31, 2004.

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

	Years of Credited Service
Remuneration	5	10	20	30
$100,000	$6,008	$12,016	$24,032	$30,040
$125,000	8,008	16,016	32,032	40,040
$150,000	10,008	20,016	40,032	50,040
$200,000	14,008	28,016	56,032	70,040
$300,000	14,008	28,016	56,032	70,040

A participant’s remuneration covered by the pension plan is his or her average salary (as reported in the Summary Compensation Table) for the five consecutive plan years in which the employee received his or her highest average compensation, subject to IRS limits. As of December 31, 2004, Messrs. Singer and Gappa had 4.4 and 3.7 years of credited service, respectively, under the pension plan. The following named executive offers are not covered by the pension plan: Messrs. Blackford, Schiesl, Lawson, and Chesley.

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

EMPLOYMENT AGREEMENTS

We have an employment agreement with Gary D. Blackford expiring on June 30, 2005, subject to automatic one-year renewals thereafter, unless terminated by either party. Under the agreement, Mr. Blackford is entitled to an annual base salary of $310,000, subject to annual adjustment by the board of directors, a bonus of up to 160% of his annual base salary based on achievement of financial targets, and incentive and non-incentive stock options. The incentive stock options vest quarterly during the first year of the agreement. The non-incentive stock options vest upon achievement of financial measures. If Mr. Blackford’s employment is terminated by reason of death or disability, Mr. Blackford, or his legal representatives, will be entitled to continued payments of salary and benefits for a 12-month period from the date of termination. If Mr. Blackford’s employment is terminated for cause or he resigns without good reason (as defined in the agreement), he will not be entitled to any benefits or payments that would otherwise be due to him under the agreement, other than payments for services previously rendered. We will continue to pay Mr. Blackford his base salary and provide his benefits for a period of 12 months (or 24 months in the event of a “Change in Control” as described below) from the date of termination plus a lump sum payment equal to 72% of his base salary in effect at the time of termination in the event that his employment is:

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

“Change of Control” is defined substantially as set forth below. The agreement also provides that if Mr. Blackford receives payments under the agreement that would subject him to any federal excise tax due under Sections 280G and 4999 of the Internal Revenue Code, then he will also receive a cash “gross-up” payment so that he will be in the same net after-tax position that he would have been in had such excise tax not been applied.

We also have an employment agreement with Joseph P. Schiesl. Under the agreement, Mr. Schiesl is entitled to an annual base salary of $230,000, subject to annual adjustments based on board of directors review, a bonus based on achievement of financial targets and stock options that vest upon achievement of financial measures. If Mr. Schiesl’s employment is terminated by reason of his death or disability, Mr. Schiesl, or his legal representatives, will be entitled to continued payments of salary and benefits for a 12-month period from the date of termination. If Mr. Schiesl’s employment is terminated for cause or he resigns without good reason (as defined in the employment agreement), he will not be entitled to any benefits or payments that would otherwise be due to him under the employment agreement, other than payments for services previously rendered. We will continue to pay Mr. Schiesl his base salary and provide his benefits for a period of 12 months from the date of termination plus a lump sum payment equal to the amount of the bonus that would have been payable to Mr. Schiesl during such year of termination had we achieved 100% of the applicable financial targets for such year, in the event that his employment is:

•	terminated by us without cause or by him for good reason (as defined in the agreement); or

•	terminated by us without cause or he resigns for good reason (as defined in the agreement) within six months prior to, or 24 months following, a “Change of Control” (substantially as defined below) or terminated by him for any reason during the 30-day period following the six month anniversary of such Change of Control.

We also have an employment agreement with Walter T. Chesley. The terms of Mr. Chesley’s employment agreement are substantially identical to those of Mr. Schiesl’s employment agreement, except that Mr. Chesley is entitled to an annual base salary of $170,000.

We also have an employment agreement with Rex T. Clevenger. The terms of Mr. Clevenger’s employment agreement are substantially identical to those of Mr. Schiesl’s and Mr. Chesley’s, except Mr. Clevenger is entitled to the following: 1. an annual base salary of $275,000 with pro rated guaranteed bonus of approximately $90,000 in 2004; 2. under a Change of Control, continuation of base salary benefits for 18 months from the date of termination and 150% of target bonus, subject to the terms of the employment agreement; and 3. an option grant for the purchase of one million shares of our stock pursuant to our 2003 Stock Option Plan; (See description of 2003 Stock Option Plan under the “2003 Stock Option Plans” heading below).

We also have an employment agreement with Mr. Dovenberg, effective January 1, 2004, pursuant to which Mr. Dovenberg is Non-Executive Chairman of the Board. Under this employment agreement, Mr. Dovenberg is entitled to an annual base salary of $150,000 for the 2004 fiscal year, $125,000 for the 2005 fiscal year and $100,000 for the 2006 fiscal year and until the earlier of the termination of his employment or June 2009. In February 2005, the board agreed to maintain the annual base salary at $150,000 in 2005. In addition, Mr. Dovenberg was granted options to purchase shares of our common stock. While Mr. Dovenberg is not entitled to receive any bonus under this employment agreement, the board approved payment of a bonus of approximately $29,497 for 2004. If Mr. Dovenberg’s employment is terminated by reason of disability or without cause (as defined in the agreement), Mr. Dovenberg, or his legal representatives, will be entitled to an annual payment of $100,000 from the date of termination through June 30, 2009. If Mr. Dovenberg’s employment is terminated for cause, by reason of death or following a “Change of Control” by an unrelated third party, he will not be entitled to any benefits or payments that would otherwise be due to him under the agreement, other than payments for services previously rendered. In addition, this agreement contains confidentiality, noncompetition and nonsolicitation provisions.

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

As of his last day of employment with UHS on June 30, 2004, we had an employment agreement with John A. Gappa, our former Chief Financial Officer, which would have expired on November 15, 2004. Under the agreement, Mr. Gappa was entitled to an annual base salary of $170,000, subject to annual adjustments based on changes in the consumer price index and board of directors review, and a bonus of up to 100% of his annual base salary based on achievement of financial targets. The agreement provided that if Mr. Gappa’s employment was terminated by us without cause or by him for good reason (as defined in the agreement), he would be entitled to a prorated bonus for the fiscal year in which the termination occurred, and to continued payment of his base salary for a 12-month period from the date of termination. Payments and benefits under the agreement to Mr. Gappa within this 12-month period would be reduced by the value of the compensation from his subsequent employment during this 12-month period. The agreement contains confidentiality, noncompetition and nonsolicitation provisions.

SEVERANCE PLAN

We have adopted a severance plan for the President and each Senior Vice President and Vice President, Controller and General Counsel (excluding Mr. Dovenberg, Mr. Blackford, Mr. Chesley, Mr. Clevenger, Mr. Schiesl, and each other executive whose severance arrangements are contained in his employment agreement), which entitles them to certain payments in the event of a termination of employment with us, excluding termination for cause and voluntary resignation other than for good reason (as defined in the plan). Upon a qualifying termination, the executive will continue to receive, as severance, payment of his or her base salary and a lump sum payment for Cobra premiums for the extension of medical and dental benefits for 12 months. If the executive finds other employment prior to the 12 month anniversary of termination, the base salary will be reduced by the value of the compensation received from the new employer during that 12-month period and the medical and dental benefits will be discontinued if comparable benefits are provided by the new employer through the end of that 12-month period. Except for the Controller and General Counsel, if the executive’s termination was due to resignation for good cause, the executive will also receive a prorated portion of the bonus earned for the then current fiscal year. The severance payments are subject to the executive’s execution of a general release and other agreements containing confidentiality, noncompetition and nonsolicitation obligations. As long as Mr. Dovenberg’s, Mr. Blackford’s, Mr. Chesley’s, Mr. Clevenger’s and Mr. Schiesl’s employment agreements are still in force, their respective severance arrangements are included in their employment agreement rather than being governed by the severance plan. The severance plan may be modified by our chief executive officer and our board of directors.

2003 STOCK OPTION PLAN

2003 Stock Option Plan

In connection with the recapitalization and our repurchase of all of our outstanding options previously issued under the 1998 stock option plan which we terminated on December 8, 2003, we adopted a new stock option plan under which we began issuing options in 2004. The 2003 stock option plan provides for the grant of incentive stock options to any of our full or part-time employees, including officers and directors who are also employees. The exercise price for the incentive stock options equals the estimated fair market value of our common stock on the date such options were granted, as determined by our board of directors. We may also grant stock options to non-employee directors and consultants or independent contractors providing services to us. The exercise price for the nonqualifying options will generally be equal to the fair market value of our common stock on the date such options are granted, as determined by our board of directors; however, the board will have discretion to issue such options at exercise prices lower than fair market value. The plan will be administered by the compensation committee of our board of directors. Under the plan, the committee has the authority to select the persons to whom awards are granted, to determine the exercise price, if any, and the number of shares of common stock covered by such awards, and to set other terms and conditions of awards, including any vesting schedule. Our board of directors is permitted to amend, alter, suspend, discontinue or terminate the plan at any time, and the committee or the board is permitted to amend or terminate any outstanding award, except that an outstanding award may not be amended or terminated without the holder’s consent if such amendment or termination would adversely affect the rights of the holder.

While the terms of the options to be granted under this plan will be determined at the time of grant, our employee stock options issued in 2004 will expire ten years after grant and are comprised of two general types: (1) options with fixed vesting schedules and (2) options that vest upon the achievement of established performance targets.

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

Mr. Dupree, who became a member of our compensation committee on October 17, 2003, is an affiliate of Halifax, which, in connection with the recapitalization, entered into a stock purchase agreement with us and also entered into the new stockholders’ agreement with us on October 17, 2003. In addition, the general partner of Halifax entered into a management agreement with us on October 17, 2003.

For a further description of the transactions between the foregoing members of our compensation committee, their affiliates and us, see “Item 13-Certain relationships and related transactions,” below.

ITEM 12:	Security ownership of certain beneficial owners and management and related stockholder matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows information known to us with respect to the beneficial ownership of our common stock as of December 31, 2004, by

•	each person (or group of affiliated persons) known by us to be the owner of more than 5% of our outstanding common stock;

•	each of our directors and our advisory director;

•	each of our executive officers listed in the summary compensation table; and

•	all of our directors and executive officers and our advisory director as a group.

Beneficial ownership is determined in accordance with rules of the SEC, and includes generally voting power and/or investment power with respect to securities. Unless otherwise indicated, the principal address of each of the stockholders below is c/o Universal Hospital Services, Inc.

Beneficial owner	Number of shares beneficially owned(1)	Percentage of shares beneficially owned
Steven G. Segal(2)(3)	91,837,881	74.4%
Michael N. Cannizzaro(2)(3)	91,837,881	74.4%
Edward D. Yun(2)(3)	91,837,881	74.4%
Mark J. Tricolli(2)(3)	91,837,881	74.4%
J.W. Childs Equity Partners, L.P(2)	52,859,339	42.8%
JWC UHS Co-invest LLC(2)	3,978,542	3.2%
JWC Co-invest III LLC(2)	737,531	*
David E. Dovenberg(4)	6,670,724	5.4%
David W. Dupree(5)(6)	20,050,000	16.4%
Brent D. Williams(6)(7)	20,000,000	16.2%
Jeffrey L. Singer (8)	1,175,118	*
Gary D. Blackford(9)	2,011,901	1.6%
John A. Gappa	120,000	*
Samuel B. Humphries (10)	278,484	*
J.W. Childs Equity Partners III, L.P.(2)	34,262,469	27.8%
Walter T. Chesley (11)	117,437	*
David G. Lawson (11)	182,437	*
Joseph S. Schiesl (12)	243,662	*
Halifax Capital Partners, L.P.(5)	20,000,000	16.2%
All officers, directors and advisory directors as a group (18 persons)	122,813,453	99.5%

*	Less than 1%.

(1)	Except as indicated by footnote, the persons named in the table above have the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)	The address for these stockholders is c/o J.W. Childs Associates, L.P., 111 Huntington Avenue, Boston, Massachusetts 02199-7610.

(3)	Includes 52,859,339 shares of common stock held by J.W. Childs Equity Partners, L.P., 34,262,469 shares of common stock held by J.W. Childs Equity Partners III, L.P.,

737,531 shares of common stock held by JWC Fund III Co-invest LLC and 3,978,542 shares held by JWC UHS Co-invest LLC which this stockholder may be deemed to beneficially own by virtue of his position with J.W. Childs Associates, L.P., an affiliate of J.W. Childs Equity Partners, L.P, J.W. Childs Equity Partners III, L.P., JWC Fund III Co-invest LLC and JWC UHS Co-invest LLC.

(4)	Includes 98,000 shares of common stock held by Mr. Dovenberg’s son, 44,000 shares of common stock held by Mr. Dovenberg’s daughter, 2,777,092 shares of common stock held by Mr. Dovenberg’s wife, and 11,000 shares of common stock held by Mr. Dovenberg’s sister in law, for which Mr. Dovenberg has an irrevocable proxy, which may be deemed to be beneficially owned by Mr. Dovenberg and options to purchase 20,000 shares of common stock that are exercisable or become exercisable within 60 days of December 31, 2004.

(5)	The address for these stockholders is c/o The Halifax Group, 1133 Connecticut Avenue, N.W., Suite 725, Washington, D.C. 20036.

(6)	Includes 20,000,000 shares of common stock held by Halifax Capital Partners, L.P. which this stockholder may be deemed to beneficially own by virtue of his position with The Halifax Group L.L.C.

(7)	The address for this stockholder is c/o The Halifax Group, 200 Crescent Court, Suite 1040, Dallas, Texas 75201.

(8)	Includes options to purchase 62,437 shares of common stock that are exercisable or become exercisable within 60 days of December 31, 2004.

(9)	Includes 670,460 shares of common stock held by Mr. Blackford’s wife which may be deemed to be beneficially owned by Mr. Blackford and options to purchase 466,441 shares of common stock that are exercisable or become exercisable within 60 days of December 31, 2004.

(10)	Includes options to purchase 18,000 shares of common stock that are exercisable or become exercisable within 60 days of December 31, 2004.

(11)	Includes options to purchase 62,437 shares of common stock that are exercisable or become exercisable within 60 days of December 31, 2004.

(12)	Includes options to purchase 104,062 shares of common stock that are exercisable or become exercisable within 60 days of December 31, 2004.

EQUITY COMPENSATION PLANS

The following table summarizes as of December 31, 2004, the shares of our common stock subject to outstanding awards or available for future awards under our equity compensation plans and arrangements.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (excluding shares reflected in the first column)
Equity Compensation Plans Approved by Stockholders	14,522,392	$1.01	2,598,299	(1)
Equity Compensation Plans Not Approved by Stockholders	—	—	—

Total	14,522,392	$1.01	2,598,299

(1)	Represents shares remaining available under our 2003 stock option plan.

ITEM 13:	Certain relationships and related transactions

STOCKHOLDERS’ AGREEMENT

In connection with the recapitalization, on October 17, 2003, our former stockholders’ agreement was amended and restated. The stockholders of our recapitalized company, including each executive officer, director and employee who owns common stock, are parties to that agreement. The amended and restated stockholders’ agreement, among other things: 1. restricts the ability of certain stockholders to transfer their shares; 2. gives stockholders certain rights of first refusal with respect to the share; 3. after October 17, 2008, gives certain stockholders the right to cause us to consummate a sale constituting a change in control if such sales constitute a minimum return on investment; and 4. provides the stockholders with certain “tag along”, “drag along” and “piggyback” registration rights. (For a copy of the Joint Stockholders’ Agreement, see Exhibit 4.5 to the Annual Report on Form 10-K of Universal Hospital Services, Inc. for the fiscal year ended December 31, 2003.)

MANAGEMENT AGREEMENTS

We are a party to a management agreement with J.W. Childs Associates, L.P. under which we are obligated to pay J.W. Childs Associates, L.P. an annual management fee of $360,000 in consideration of its ongoing provision of certain consulting and management advisory services. Payments under this management agreement may be made only to the extent permitted by our senior secured credit facility and the indenture governing the notes. Mr. Segal and Mr. Yun are Partners, Mr. Cannizzaro is an Operating Partner, and Mr. Tricolli is a Vice President of J.W. Childs Associates, L.P.

In addition, in connection with the 2003 recapitalization, we entered into a management agreement with Halifax GenPar, L.P., the general partner of Halifax, pursuant to which we will pay to Halifax GenPar, L.P. an annual management fee of $120,000 in consideration of its ongoing provision of certain consulting and management advisory services. Payments under this management agreement may be made only to the extent permitted by our senior secured credit facility and the indenture governing the notes. Mr. Dupree and Mr. Williams are Managing Directors of The Halifax Group.

ITEM 14:	Principal Accountant Fees and Services

The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP for the audit of our annual financial statements for the fiscal years ended December 31, 2003 and December 31, 2004, and fees billed for other services rendered by PricewaterhouseCoopers LLP during the respective periods.

Types of Fees	2003	2004
Audit Fees (1)	$314,829	$233,025
Audit Related Fees(2)	48,235	20,598
Tax Fees (3)	48,750	43,000
All Other Fees (4)	—	—

(1)	Audit fees consist of services rendered for the audit of the annual financial statements, including required quarterly reviews, statutory and regulatory filings or engagements and services that generally only the auditor can reasonably be expected to provide.

(2)	Audit related fees were for assurance and related services related to employee benefit plan and consultations concerning financial accounting and reporting standards.

(3)	Tax fees are for professional services rendered for tax compliance, tax advice and tax planning.

(4)	All other fees are for services other than those in the previous categories.

All decisions regarding selection of independent registered public accounting firms and approval of accounting services and fees are made by our Audit Committee in accordance with the provisions of the Sarbanes-Oxley Act of 2002 and related SEC rules. There are no exceptions to the policy of securing prior approval by our Audit Committee for any service provided by our independent registered public accounting firm.

PART IV

ITEM 15:	Exhibits and financial statement schedules

(a)	The following documents are filed as part of this Report:

1.	Financial Statements

F-1	Report of Independent Registered Public Accounting Firm

F-2	Balance Sheets as of December 31, 2004 and 2003

F-3	Statements of Operations for the years ended December 31, 2004, 2003, and 2002

F-4–F-5	Statements of Shareholders’ (Deficiency) Equity and Other Comprehensive Loss for the years ended December 31, 2004, 2003, and 2002

F-6	Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002

F-7–F-25	Notes to Financial Statements

2.	Financial Statement Schedule required to be filed by Item 8 and Paragraph (c) of this Item 15.

Schedule II -Valuation and Qualifying Accounts (follows the signature page)

All other supplemental financial schedules are omitted as not applicable or not required under the rules of Regulation S-X or the information is presented in the financial statements or notes thereto.

3.	Exhibits

Number	Description

3.1a	Certificate of Amendment to Certificate of Incorporation of Universal Hospital Services, Inc.*

3.1b	Certificate of Incorporation of Universal Hospital Services, Inc. (Incorporated by reference to Exhibit 3.1b to Form S-1/A filed on September 5, 2001).

3.2a	Amended and Restated Bylaws of Universal Hospital Services, Inc.*

3.3	Certification of Elimination of Series B 13% Cumulative Accruing Pay-In-Kind Preferred Stock of Universal Hospital Services, Inc.***

4.1	Form of certificate of common stock (Incorporated by reference to Exhibit 4.1 to Form S-1/A filed on September 5, 2001).

4.2	Indenture, dated as of October 17, 2003, by and between Universal Hospital Services, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to the registrant’s 10.125% Senior Notes due 2011 (including Form of Note).*

4.3	Form of Amended and Restated Stockholders’ Agreement, dated October 17, 2003, by and among Universal Hospital Services, Inc., J.W. Childs Equity Partners III, L.P., JWC Fund III Co-invest LLC, Halifax Capital Partners, L.P. and the other stockholders of Universal Hospital Services, Inc.*

Number	Description
4.4	Exchange and Registration Rights Agreement, dated as of October 17, 2003, among Universal Hospital Services, Inc., Goldman, Sachs & Co,. Credit Suisse First Boston LLC, CIBC World Markets Corp. and Jefferies & Company, Inc.**

4.5	10.125% Senior Notes due 2011 in the aggregate principal amount of $259,880,000.**

4.6	10.125% Senior Note due 2011 in the aggregate principal amount of $120,000.**

4.7	Blanket Issuer Letter of Representations, dated as of October 17, 2003, among Universal Hospital Services, Inc., Wells Fargo Bank, National Association and the Depository Trust Company.**

10.1	Stock Purchase Agreement, dated as of September 26, 2003, among Universal Hospital Services, Inc., J.W. Childs Equity Partners III, L.P., JWC Fund III Co-invest LLC and Halifax Capital Partners, L.P.*

10.2	Amendment No. 1, dated October 17, 2003, to the Stock Purchase Agreement, dated as of September 26, 2003, among Universal Hospital Services, Inc., J.W. Childs Equity Partners III, L.P., JWC Fund III Co-invest LLC and Halifax Capital Partners, L.P.*

10.3	Joinder Agreements to Stock Purchase Agreement executed October 28, 2003.*

10.4	Employment Agreement between Universal Hospital Services, Inc. and David E. Dovenberg, dated July 25, 2001 (Incorporated by reference to Exhibit 10.4 to Form S-1/A filed on September 5, 2001).+

10.5	Employment Agreement between Universal Hospital Services, Inc. and John A. Gappa, dated October 18, 1999 (Incorporated by reference to Exhibit 10.4 to Form 10-K filed on March 29, 2000).+

10.6	Form of Executive Employment Agreement for all executive officers having Employment Agreements (Incorporated by reference to Exhibit 10.5 to Form S-1 filed on July 6, 1998).+

10.7	Universal Hospital Services, Inc. 1998 Stock Option Plan (Incorporated by reference to Exhibit 10.6 to Form S-1 filed on July 6, 1998).+

10.8	2003 Stock Option Plan of Universal Hospital Services, Inc.**+

10.9	Form of Incentive Stock Option Agreement dated as of March 17, 1998, between Universal Hospital Services, Inc. and certain officers of Universal Hospital Services, Inc. (Incorporated by reference to Exhibit 10.17 to Form 10-K filed on March 31, 1999).+

10.10	Form of Non-Incentive Stock Option Agreement dated as of March 17, 1998, between Universal Hospital Services, Inc. and certain directors of Universal Hospital Services, Inc. (Incorporated by reference to Exhibit 10.18 to Form 10-K filed on March 31, 1999).+

10.11	Executive Severance Pay Plan dated February 1, 2005+

Number	Description

10.12	Form of 2001 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.12 to Form S-1/A filed on September 5, 2001).+

10.13	Form of 2001 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.13 to Form S-1/A filed on September 5, 2001).+

10.14	Employment Agreement, dated as of June 25, 2002, between Universal Hospital Services, Inc. and Gary D. Blackford (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 14, 2002).+

10.15	Employment Agreement, dated as of February 14, 2003, between Universal Hospital Services, Inc. and Joseph P. Schiesl.***+

10.16	Employment Agreement, dated as of February 25, 2003 between Universal Hospital Services, Inc. and Walter T. Chesley.***+

10.17	Employment Agreement between Universal Hospital Services, Inc. and David E. Dovenberg, dated October 17, 2003.*+

10.18	Employment Agreement between Universal Hospital Services, Inc. and Rex T. Clevenger, dated June 15, 2004.****+

10.19	Executive Incentive Plan Targets

10.20	Credit Agreement dated as of October 17, 2003 among Universal Hospital Services, Inc., as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, as Lenders, and General Electric Capital Corporation, as Agent, Administrative Agent, Collateral Agent and Lender, PNC Bank, National Association, as Documentation Agent, GECC Capital Markets Group, Inc., as Co-Lead Arranger and Goldman Sachs Credit Partners, L.P., as Syndication Agent and Co-Lead Arranger.***##

12.1	Statement regarding the computation of ratio of earnings to fixed charges.

14.1	Code of Ethics

14.2	Code of Conduct

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Gary D. Blackford Pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Rex T. Clevenger Pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed as an Exhibit to the Quarterly Report on Form 10-Q of Universal Hospital Services, Inc. for the fiscal quarter ended September 30, 2003, and incorporated by reference herein.

**	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-4 (File No. 333-111606) and incorporated by reference herein.

***	Previously filed as an Exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-111606) and incorporated by reference herein.

****	Previously filed as an Exhibit to the Quarterly Report on Form 10-Q of Universal Hospital Services, Inc. for the fiscal quarter ended June 30, 2004.

+	Management contracts or compensatory plans or arrangements

##	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R Sections 200.80(b)(4) and 230.406.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 29, 2005.

UNIVERSAL HOSPITAL SERVICES, INC.

By	/s/ Gary D. Blackford
Gary D. Blackford
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2005.

/s/ Gary D. Blackford Gary D. Blackford	President and Chief Executive Officer (Principal Executive Officer)

/s/ Rex T. Clevenger Rex T. Clevenger	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Andrew P. Weaver Andrew P. Weaver	Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ David E. Dovenberg David E. Dovenberg	Chairman of the Board of Directors and Non-Executive Chairman

/s/ Michael N. Cannizzaro Michael N. Cannizzaro	Director

/s/ David W. Dupree David W. Dupree	Director

/s/ Steven G. Segal Steven G. Segal	Director

/s/ Mark J. Tricolli Mark J. Tricolli	Director

/s/ Brent D. Williams Brent D. Williams	Director

/s/ Edward D. Yun Edward D. Yun	Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report relating to the fiscal year ended December 31, 2004 or proxy statement with respect to any annual or other meeting of security holders has been sent to security holders, nor will such information be sent to security holders.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Universal Hospital Services, Inc.

In our opinion, the financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Universal Hospital Services, Inc. (the “Company”) at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota

March 24, 2005

Universal Hospital Services, Inc.

Balance Sheets

December 31, 2004 and 2003

	2004	2003
Assets
Current assets
Accounts receivable, net	$40,643,851	$33,943,513
Inventories	5,228,579	3,440,614
Deferred income taxes	2,449,000	2,205,000
Other current assets	3,458,511	1,960,592

Total current assets	51,779,941	41,549,719
Property and equipment, net
Movable medical equipment, net	125,987,079	122,930,674
Property and office equipment, net	10,041,524	6,783,873

Total property and equipment, net	136,028,603	129,714,547
Intangible assets
Goodwill	37,062,254	36,348,070
Other, primarily deferred financing costs, net	10,471,383	11,423,289
Other intangibles, net	11,065,116	1,183,136

Total assets	$246,407,297	$220,218,761

Liabilities and Shareholders’ (Deficiency) Equity
Current liabilities
Current portion of long-term debt	$327,779	$283,894
Accounts payable	13,406,175	13,775,285
Accrued compensation	9,276,312	7,699,233
Accrued interest	4,614,675	5,600,213
Other accrued expenses	2,594,329	2,009,697
Book overdrafts	4,690,864	3,890,324

Total current liabilities	34,910,134	33,258,646
Long-term debt, less current portion	296,974,221	270,798,097
Deferred compensation and pension	3,643,611	3,860,216
Deferred income taxes	3,937,000	2,205,000
Commitments and contingencies (Note 10)
Shareholders’ (deficiency) equity
Common Stock, $0.01 par value; 500,000,000 shares authorized, 123,430,613 and 122,768,962 shares issued and outstanding at December 31, 2004 and 2003, respectively	1,234,306	1,227,690
Additional paid-in capital	760,345	—
Accumulated deficit	(92,009,949)	(88,374,907)
Deferred compensation	(62,400)	—
Accumulated other comprehensive loss	(2,979,971)	(2,755,981)

Total shareholders’ (deficiency) equity	(93,057,669)	(89,903,198)

Total liabilities and shareholders’ (deficiency) equity	$246,407,297	$220,218,761

The accompanying notes are an integral part of these financial statements.

Universal Hospital Services, Inc.

Statements of Operations

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Revenues
Medical equipment outsourcing	$156,490,129	$140,232,559	$130,723,914
Technical and professional services	25,490,883	14,662,938	11,177,999
Medical equipment sales and remarketing	17,619,202	16,109,599	11,864,358

Total revenues	199,600,214	171,005,096	153,766,271

Costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing
Cost of medical equipment outsourcing	47,177,719	42,426,929	36,183,572
Movable medical equipment depreciation	36,002,703	32,111,031	29,457,577
Cost of technical and professional services	17,295,582	9,306,130	8,198,270
Cost of medical equipment sales and remarketing	13,306,814	11,553,676	8,769,464

Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	113,782,818	95,397,766	82,608,883

Gross margin	85,817,396	75,607,330	71,157,388

Selling, general and administrative
Recapitalization, stock compensation and severance expenses	—	14,385,409	10,098,654
Other selling, general and administrative	57,712,921	46,956,213	43,053,125

Total selling, general and administrative	57,712,921	61,341,622	53,151,779

Operating income	28,104,475	14,265,708	18,005,609
Interest expense	30,508,607	20,244,448	18,126,447
Loss on early retirement of debt	—	13,272,310	—

Loss before income taxes	(2,404,132)	(19,251,050)	(120,838)
Provision for income taxes	1,188,000	275,000	97,000

Net loss	$(3,592,132)	$(19,526,050)	$(217,838)

The accompanying notes are an integral part of these financial statements.

Universal Hospital Services, Inc.

Statements of Shareholders’ (Deficiency) Equity and Other Comprehensive Loss

Years Ended December 31, 2004, 2003 and 2002

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Loss	Total Shareholders’ (Deficiency) Equity
Balances at December 31, 2001	$1,353,005	$—	$(54,672,376)	$(977,228)	$—	$(54,296,599)
Issuance of 1,460,724 shares of common stock	14,607	578,958	—	—	—	593,565
Repurchase of 29,484 shares of common stock	(295)	(11,324)	—	—	—	(11,619)
Stock compensation	—	9,084,240	—	—	—	9,084,240
Accretion of common stock subject to put	—	(3,881,474)	(3,931,105)	—	—	(7,812,579)
Preferred stock dividends	—	—	(1,177,524)	—	—	(1,177,524)
Accretion of detachable warrants issued in connection with preferred stock	—	—	(108,108)	—	—	(108,108)
Amortization of deferred compensation	—	—	—	319,701	—	319,701
Net loss	—	—	(217,838)	—	—
Unrealized loss on minimum pension liability adjustment	—	—	—	—	(1,731,715)
Comprehensive loss						(1,949,553)

Balances at December 31, 2002	1,367,317	5,770,400	(60,106,951)	(657,527)	(1,731,715)	(55,358,476)
Issuance of 275,535 shares of common stock	2,756	48,007	—	—	—	50,763
Accretion of common stock subject to put	—	(1,132,044)	—	—	—	(1,132,044)
Preferred stock dividends	—	—	(1,071,879)	—	—	(1,071,879)
Accretion of detachable warrants issued in connection with preferred stock	—	—	(87,087)	—	—	(87,087)
Amortization of deferred compensation	—	—	—	169,742	—	169,742
Redemption of detachable warrants	—	(2,937,550)	—	—	—	(2,937,550)
Cancellation of common stock subject to put	—	12,707,593	—	—	—	12,707,593
Issuance of 56,222,200 shares of common stock pursuant to the recapitalization (Note 2)	562,222	55,659,978	—	—	—	56,222,200
Repurchase of 69,965,845 shares of common stock pursuant to the recapitalization (Note 2)	(699,658)	(69,266,187)	—	—	—	(69,965,845)
Repurchase of stock options	—	(850,197)	(7,093,117)	487,785	—	(7,455,529)
Repurchase of 494,770 shares of common stock	(4,947)	—	(489,823)	—	—	(494,770)
Net loss	—	—	(19,526,050)	—	—
Unrealized loss on minimum pension liability adjustment	—	—	—	—	(1,024,266)
Comprehensive loss						(20,550,316)

Balances at December 31, 2003	1,227,690	—	(88,374,907)	—	(2,755,981)	(89,903,198)

Universal Hospital Services, Inc.

Statements of Shareholders’ (Deficiency) Equity and Other Comprehensive Loss

Years Ended December 31, 2004, 2003 and 2002

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Loss	Total Shareholders’ (Deficiency) Equity
Balances at December 31, 2003	1,227,690	—	(88,374,907)	—	(2,755,981)	(89,903,198)
Repurchase of 43,344 shares of common stock	(434)	—	(42,910)	—	—	(43,344)
Issuance of 704,995 shares of common stock	7,050	697,945	—	—	—	704,995
Deferred compensation	—	62,400	—	(62,400)	—	—
Net loss	—	—	(3,592,132)	—	—
Unrealized loss on minimum pension liability adjustment	—	—	—	—	(223,990)
Comprehensive loss						(3,816,122)

Balances at December 31, 2004	$1,234,306	$760,345	$(92,009,949)	$(62,400)	$(2,979,971)	$(93,057,669)

The accompanying notes are an integral part of these financial statements.

Universal Hospital Services, Inc.

Statements of Cash Flows

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities
Net loss	$(3,592,132)	$(19,526,050)	$(217,838)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	39,217,135	34,400,725	31,519,634
Amortization of deferred financing costs and other intangibles	2,880,262	1,130,711	1,256,012
Accretion of bond discount	—	414,714	529,412
Provision for doubtful accounts	984,425	762,292	867,387
Provision for inventory obsolescence	509,078	462,253	304,384
Noncash stock-based compensation	—	169,742	9,403,941
(Gain) loss on sales and disposals of equipment	(892,341)	180,779	948,732
Loss on early retirement of debt	—	5,877,526	—
Deferred income taxes	1,103,000	—	—
Changes in operating assets and liabilities, net of impact of acquisitions
Accounts receivable	(5,415,857)	(4,799,403)	(94,729)
Inventories and other operating assets	(2,862,484)	(1,216,298)	(1,148,611)
Accounts payable and accrued expenses	6,034,628	(1,900,365)	(3,182,809)

Net cash provided by operating activities	37,965,714	15,956,626	40,185,515

Cash flows from investing activities
Rental equipment purchases	(47,117,437)	(33,715,241)	(37,730,695)
Property and office equipment purchases	(6,102,061)	(3,306,404)	(2,132,529)
Proceeds from disposition of rental equipment	3,174,215	2,331,448	1,107,780
Acquisitions	(15,104,288)	(1,875,000)	—
Other	—	(204,193)	(200,364)

Net cash used in investing activities	(65,149,571)	(36,769,390)	(38,955,808)

Cash flows from financing activities
Proceeds under revolving credit facility agreements	113,041,178	70,500,000	59,875,000
Payments under revolving credit facility agreements	(86,866,169)	(128,714,170)	(63,907,942)
Proceeds from issuance of senior notes	—	260,000,000	—
Redemption of senior notes	—	(135,000,000)	—
Proceeds from issuance of common stock, net of issuance costs	704,995	56,272,963	593,565
Repurchase of common stock and options	(43,344)	(77,916,144)	(11,619)
Redemption of Series B preferred stock	—	(13,768,516)	—
Payment of deferred financing costs	(453,343)	(11,739,901)	—
Change in book overdraft	800,540	1,178,532	2,221,289

Net cash provided by (used in) financing activities	27,183,857	20,812,764	(1,229,707)

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents
Beginning of period	—	—	—

End of period	$—	$—	$—

Supplemental cash flow information
Interest paid	$29,812,000	$18,841,000	$17,430,000
Income taxes (received) paid	(98,000)	348,000	97,000

The accompanying notes are an integral part of these financial statements.

Universal Hospital Services, Inc.

Notes to Financial Statements

December 31, 2004 and 2003

1.	Description of Business

Universal Hospital Services, Inc. (the “Company” or “UHS”) is a nationwide provider of medical equipment outsourcing and services to the health care industry. The Company’s services fall into three general categories: medical equipment outsourcing, medical equipment sales and remarketing, and technical and professional services.

2.	Recapitalization, Financings and Related Transactions

On October 17, 2003, the Company completed an equity recapitalization, new financing and related transactions, all referred to as the recapitalization. In connection with the recapitalization, the Company:

•	Issued $260,000,000 of 10.125% senior notes due 2011 (Note 7).

•	Borrowed approximately $11,000,000 under a new revolving credit facility providing up to $100,000,000 in available revolving borrowings (Note 7).

•	Sold an aggregate of 56,147,200 shares of the Company’s newly issued common stock for $1.00 per share.

•	Repurchased all of the Company’s outstanding 10.250% senior notes due 2008, totaling $135,000,000 (Note 7).

•	Repaid the outstanding principal balance of approximately $70,300,000 under the Company’s existing revolving credit facility (Note 7).

•	Recorded a charge of approximately $13,300,000 for the early retirement of debt, including a prepayment penalty of $6,900,000, the write-off of related deferred financing costs of $5,900,000 and the write-off of $500,000 unamortized discount of Series B Cumulative Accruing Pay-In-Kind Stock.

•	Repurchased all of the Company’s outstanding Series B Cumulative Accruing Pay-In-Kind Stock and detachable warrants exercisable into 2,940,000 shares of common stock, for approximately $13,800,000.

•	Repurchased 69,965,845 shares of the Company’s common stock for $1.00 per share.

•	Repurchased options exercisable into 31,170,672 of the Company’s common stock for approximately $18,700,000, of which $7,500,000 had been previously expensed as stock compensation costs.

•	Paid fees and expenses of approximately $14,200,000 related to the recapitalization of which approximately $11,700,000 was capitalized as deferred financing cost and the remaining $2,600,000 being expensed as recapitalization costs.

The recapitalization did not result in an accounting change in control; accordingly, all assets and liabilities have continued to be recorded at historical cost.

Universal Hospital Services, Inc.

Notes to Financial Statements

December 31, 2004 and 2003

3.	Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories consist of supplies and equipment held for resale and are valued at the lower of cost or market. Cost is determined by the average cost method, which approximates the first-in, first-out (“FIFO”) method.

Movable Medical Equipment

Depreciation of movable medical equipment is provided on the straight-line method over the equipment’s estimated useful life of four to seven years. The cost and accumulated depreciation of movable medical equipment retired or sold is eliminated from their respective accounts and the resulting gain or loss is recorded as sales of supplies and equipment.

Property and Office Equipment

Property and office equipment includes land, buildings, leasehold improvements and office equipment.

Depreciation and amortization of property and office equipment is provided on the straight-line method over estimated useful lives of 30 years for buildings, the lesser of the remaining useful life or lease term for leasehold improvements, and 3 to 10 years for shop and office equipment. The cost and accumulated depreciation or amortization of property and equipment retired or sold is eliminated from their respective accounts and the resulting gain or loss is recorded in other selling, general and administrative.

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a purchase of a business combination. Goodwill is tested for impairment on an annual basis or at the time of a triggering event. Fair values are estimated based on the Company’s best estimate of the expected present value of future cash flows compared with the corresponding carrying value of the reporting unit, including goodwill. The Company’s reporting units are its operating segments. Currently, the Company has identified three reporting units. The Company performs its annual goodwill impairment testing during its first quarter, the most recent of which indicated no impairment of goodwill.

Other Intangible Assets

Other intangible assets primarily include customer relationships and noncompete agreements. Other intangible assets are amortized on a straight-line basis over their estimated economic lives of 3 to 15 years that result in a weighted-average useful life of 7 years and 13 years at December 31, 2004 and 2003, respectively. The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period.

Universal Hospital Services, Inc.

Notes to Financial Statements

December 31, 2004 and 2003

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

Deferred Financing Costs

Deferred financing costs associated with issuing debt are deferred and amortized over the related terms using the straight-line method, which approximates the effective interest rate method. Accumulated amortization was $2,100,000 and $350,000 at December 31, 2004 and 2003, respectively.

Revenue Recognition

Movable medical equipment is generally outsourced on a short-term basis, and outsourced revenue is recorded in income as equipment is utilized based on an agreed rate per use or time period. Any changes to the rate are billed on a prospective basis. Medical equipment sales and remarketing are recorded at the time of shipment or change of ownership. Technical and professional services revenue is recognized as services are provided.

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

Fair Value of Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts receivable, accounts payable, accrued liabilities and notes payable, approximates fair value. Interest on notes payable is payable at rates which approximate fair value. The fair value of the senior notes, based on the quoted market price for the same or similar issues of debt, is approximately $269,438,000 and $273,650,000 at December 31, 2004 and 2003, respectively.

Segment Information

The Company’s business is managed and internally reported as three segments.

Reclassifications

Certain prior year amounts in the statements of operations related to segmented revenues and cost of sales have been reclassified to conform with current year presentation. There is no effect on previously reported total revenue, gross margin, accumulated deficit, net loss or cash flows.

Universal Hospital Services, Inc.

Notes to Financial Statements

December 31, 2004 and 2003

Stock-Based Compensation

The Company measures compensation expense for its stock-based compensation plan using the intrinsic value method under APB 25. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards, the Company’s net income would have changed to the pro forma amounts indicated below:

(in thousands of dollars)	2004	2003	2002
Net loss, as reported	$(3,592)	$(19,526)	$(218)
Add: Stock-based employee compensation included in reported net income	—	11,288	9,404
Less: Total stock-based employee compensation expense under fair value-based method	(516)	(11,288)	(10,014)

Pro forma net loss	$(4,108)	$(19,526)	$(828)

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, and issued a revised interpretation in December 2003 (“FIN 46R”). FIN 46R requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46R must be applied for periods ending after March 15, 2004, and was effective immediately for all variable interest entities created after January 31, 2003. The Company does not have ownership in any variable interest entities and the adoption of FIN 46R had no impact on our financial condition or results of operations in 2004.

Universal Hospital Services, Inc.

Notes to Financial Statements

December 31, 2004 and 2003

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 153, Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29. This statement amends APB Opinion No. 29 and is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning June 15, 2005. The adoption of this statement, effective July 1, 2005, will not have a significant effect on the Company’s financial condition or results of operations.

On December 16, 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. The Company is currently assessing the impact of adopting SFAS 123(R) to its results of operations.

4.	Acquisitions

The following acquisitions related to the medical equipment outsourcing segment:

•	On April 15, 2004, the Company completed an acquisition of certain assets from Galaxy Medical Products, Inc., headquartered in Akron, Ohio. The purchase price was approximately $4,900,000.

•	On May 4, 2004, the Company completed an acquisition of substantially all of the assets of Advanced Therapeutics of Wisconsin, Inc., headquartered in Milwaukee, Wisconsin. The purchase price was approximately $5,100,000.

The following acquisitions related to the technical and professional services segment:

•	On March 24, 2004, the Company completed an acquisition of certain assets from Affiliated Clinical Engineering Services, located in Boston, Massachusetts. The purchase price was approximately $4,200,000.

•	On August 31, 2004, the Company completed an acquisition of certain assets of Cardinal Health 200, Inc., headquartered in Naperville, Illinois. The purchase price was approximately $900,000.

The Company acquired the assets of these companies in order to expand its customer base and service offerings. The purchase prices of these acquisitions were determined based on evaluations of the assets, and liabilities assumed, cash flow potential and comparable prices for similar businesses. The acquisitions were financed by borrowings under the Company’s revolving credit facility.

Universal Hospital Services, Inc.

Notes to Financial Statements

December 31, 2004 and 2003

The acquisitions were accounted for using the purchase method. Accordingly, the respective purchase prices were allocated to assets and liabilities based on their estimated fair values. The estimated fair values of assets and liabilities acquired are as follow:

(in thousands of dollars)
Accounts receivable	$2,608
Prepaids	218
Inventories	706
Movable medical equipment	1,284
Goodwill	714
Other intangibles	11,009
Other assets	13
Accounts payable and other liabilities	(561)
Deferred revenues	(887)

$15,104

During the fourth quarter of 2004, the Company completed the allocations of the purchase prices which resulted in an additional $7,055,073 of other intangible assets being assigned.

The operations of the above acquired companies have been included in the Company’s results of operations since the date of the respective acquisitions.

The following summarizes pro forma results of operations, assuming the acquisitions noted above occurred at January 1, 2003:

(in thousands of dollars)	2004	2003
Total revenues	$203,792	$183,884
Net loss	(3,117)	(17,972)

During 2003, the Company purchased certain assets and license agreements from American Medical Express, Inc. (“AME”) and Respiratory Equipment Specialists (“RES”), for an aggregate purchase price of approximately $1,875,000. The acquisitions were accounted for using the purchase method. Accordingly, the respective aggregate purchase price was allocated to assets acquired based on their estimated fair values and consisted of goodwill of $740,000, intangibles of $547,000 and equipment of $588,000. The operations of the acquired entities have been included in the Company’s results of operations since the date of acquisition, historical results of operations of the acquired entities were not material.

5.	Book Overdrafts

The Company typically does not maintain cash balances at its principal bank under a policy whereby the net amount of collected balances and cleared checks is, at the Company’s option, applied to or drawn from a revolving credit facility on a daily basis.

Universal Hospital Services, Inc.

Notes to Financial Statements

December 31, 2004 and 2003

6.	Selected Financial Statement Information

Accounts Receivable, Net

Accounts receivable, net at December 31, consists of the following:

(in thousands of dollars)	2004	2003
Accounts receivable	$42,144	$35,694
Less: Allowance for doubtful accounts	(1,500)	(1,750)

	$40,644	$33,944

Property and Equipment, Net

Property and equipment, net at December 31, consists of the following:

(in thousands of dollars)	2004	2003
Movable medical equipment	$304,780	$280,890
Less: Accumulated depreciation	(178,793)	(157,960)

Movable medical equipment, net	125,987	122,930

Land	120	120
Buildings and leasehold improvements	4,546	3,027
Office equipment	16,118	13,347

	20,784	16,494
Less: Accumulated depreciation and amortization	(10,742)	(9,710)

Property and office equipment, net	10,042	6,784

Total property and equipment, net	$136,029	$129,714

Goodwill

The changes in the carrying amount of goodwill by reporting segment consist of the following:

(in thousands of dollars)	Medical Equipment Outsourcing	Medical Equipment Sales and Remarketing	Technical and Professional Service	Total Company
Balances at December 31, 2002	$31,730	$3,767	$111	$35,608
Goodwill acquired during the year	740	—	—	740

Balances at December 31, 2003	32,470	3,767	111	36,348
Goodwill acquired during the year	690	—	24	714

Balances at December 31, 2004	$33,160	$3,767	$135	$37,062

Universal Hospital Services, Inc.

Notes to Financial Statements

December 31, 2004 and 2003

Other Intangible Assets, Net

Other intangible assets, net at December 31, consist of the following:

	2004			2003
(in thousands of dollars)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Customer relationships	$11,235	$1,180	$10,055	$1,178	$284	$894
Noncompetes	1,320	310	1,010	360	70	290

	$12,555	$1,490	$11,065	$1,538	$354	$1,184

Total amortization expense related to intangible assets for the years ended December 31, 2004, 2003 and 2002, was $1,135,842, $274,803 and $67,747, respectively.

At December 31, 2004, future estimated amortization expense related to intangible assets will be:

(in thousands of dollars)
2005	$1,780
2006	1,765
2007	1,655
2008	1,655
2009	1,153
Thereafter	3,057

$11,065

The future amortization expense is an estimate. Actual amounts may change from such estimated amounts due to additional intangible asset acquisitions, potential impairment, accelerated amortization, or other events.

Noncash Investing and Financing Transactions

Rental equipment purchases included in accounts payable at December 31, 2004, 2003 and 2002, were $3,808,000, $10,503,000 and $5,999,000, respectively.

Accrued dividends at December 31, 2004, 2003 and 2002, were $0, $1,071,879 and $1,177,524, respectively.

Amortization of bond discount was $0, $414,714 and $529,412 for the years ended December 31, 2004, 2003 and 2002, respectively.

Accretion of discount on Series B, 13% Cumulative Accruing Pay-In-Kind Stock was $0, $87,087 and $108,108 for the years ended December 31, 2004, 2003 and 2002, respectively.

Accretion of common stock subject to put was $0 and $1,132,044 for the years ended December 31, 2004 and 2003, respectively.

Universal Hospital Services, Inc.

Notes to Financial Statements

December 31, 2004 and 2003

7.	Long-Term Debt

Long-term debt at December 31 consists of the following:

(in thousands of dollars)	2004	2003
10.125% senior notes	$260,000	$260,000
Revolving credit facility	36,974	10,500
Capital lease obligations	328	582

	297,302	271,082
Less: Current portion of long-term debt	(328)	(284)

Total long-term debt	$296,974	$270,798

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

The Company has entered into a Revolving Credit Facility which consists of borrowings up to $100,000,000, as defined in the agreement, and terminates on October 17, 2008. Under terms of the agreement, $5,000,000 of the facility is available for letters of credit. At December 31, 2004, $36,974,221 was drawn down on the facility, excluding letters of credit outstanding of $1,742,000. At December 31, 2004, there was $89,108,000 available under the facility, excluding amounts outstanding and outstanding letters of credit. Borrowings under the Revolving Credit Facility are collateralized by substantially all the assets of the Company.

Interest on amounts outstanding under the Revolving Credit Facility are payable at a rate per annum, selected at the Company’s option, equal to the Base Rate Margin (the Banks’ Base Rate plus 1.75%) or the adjusted Eurodollar Rate Margin (3.00% over the adjusted Eurodollar Rate). The Bank’s Base Rate and the Eurodollar Rate used to calculate such interest rates may be adjusted depending upon certain leverage ratios. At December 31, 2004, borrowings of $2,974,221 were outstanding at the Base Rate Margin (5.25%) plus the applicable margin of 1.75% and borrowings of $34,000,000 were outstanding at the Eurodollar Rate Margin (2.32%) plus the applicable margin of 3.00%. Interest on borrowings are paid quarterly or as defined in the agreement. In addition, the Credit Agreement also provides that a commitment fee of 0.75% per annum is payable on the unutilized amount of the Revolving Credit Facility.

Universal Hospital Services, Inc.

Notes to Financial Statements

December 31, 2004 and 2003

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

Rental expenses were approximately $7,963,000, $7,100,000 and $7,000,000 for the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004, the Company is committed under various noncancellable operating leases for regional sales and service offices and vehicles with minimum annual rental commitments of the following:

(in thousands of dollars)
2005	$4,420
2006	3,375
2007	3,101
2008	2,659
2009	2,125
Thereafter	6,515

$22,195

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

Universal Hospital Services, Inc.

Notes to Financial Statements

December 31, 2004 and 2003

9.	Employee Benefit Plans

The Company has a noncontributory defined benefit pension plan. Plan benefits are to be paid to eligible employees at retirement based primarily on years of credited service and on participants’ compensation. The Company uses a December 31 measurement date. Effective December 31, 2002, the Company froze the benefits under the plan.

Change in Benefit Obligation

(in thousands of dollars)	2004	2003
Benefit obligation at beginning of year	$15,035	$12,662
Interest cost	877	888
Actuarial gain	526	1,951
Benefits paid	(538)	(466)

Benefit obligation at end of year	$15,900	$15,035

Change in Plan Assets

(in thousands of dollars)	2004	2003
Fair value of plan assets at beginning of year	$11,177	$7,792
Actual gain on plan assets	1,188	1,707
Benefits paid	(538)	(466)
Employer contribution	417	2,144

Fair value of plan assets at end of year	$12,244	$11,177

(in thousands of dollars)	2004	2003
Funded status	$(3,656)	$(3,857)
Unrecognized net actuarial loss	2,980	2,756

Accrued benefit liability	$(676)	$(1,101)

Amounts recognized in the statement of financial position
Accrued benefit cost	$(3,656)	$(3,857)
Accumulated other comprehensive loss	2,980	2,756

Net amount recognized	$(676)	$(1,101)

The accumulated benefit obligations in excess of plan assets at December 31 are as follows:

(in thousands of dollars)	2004	2003
Projected benefit obligation	$15,900	$15,035
Accumulated benefit obligation	15,900	15,035
Fair value of plan assets	12,244	11,178

Universal Hospital Services, Inc.

Notes to Financial Statements

December 31, 2004 and 2003

At December 31, 2004 and 2003, the accumulated benefit obligations exceed the fair value of plan assets. Therefore, the Company recognized an additional minimum pension obligation in comprehensive income of $223,990 and $1,024,266 for 2004 and 2003, respectively.

Plan Assets

Plan asset allocation at December 31 are as follows:

Asset Category	Target Allocation	2004	2003
Equity securities	70%	73%	71%
Debt securities	30	27	28
Other	—	—	1

	100%	100%	100%

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

Contributions

During 2004 and 2003, the Company contributed $417,000 and $2,144,000, respectively, in contributions to the defined benefit pension plan. There are no contributions required to be made to the pension plan for 2005.

Estimated Future Benefit Payments

The following benefit payments are expected to be paid:

(in thousands of dollars)
2005	$500
2006	500
2007	600
2008	600
2009	600
2010 to 2014	3,200

$6,000

Universal Hospital Services, Inc.

Notes to Financial Statements

December 31, 2004 and 2003

Net Periodic Benefit Cost

Components of net periodic benefit cost are as follows:

(in thousands of dollars)	2004	2003	2002
Service cost	$—	$—	$748
Interest cost	877	888	1,005
Expected return on plan assets	(943)	(791)	(887)
Recognized net actuarial gain	57	10	60
Amortization of prior service cost	—	—	(27)

Net periodic benefit cost	(9)	107	899
Curtailment gain	—	—	(90)

Net period benefit costs after curtailment	$(9)	$107	$809

Plan Assumptions

The following weighted-average assumptions were used as follows:

	2004	2003	2002
Weighted-average actuarial assumptions used to determine benefit obligations as of December 31
Discount rate	5.75%	6.25%	6.75%
Rate of compensation increase	8.50%	8.50%	8.50%

Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	6.25%	6.75%	7.25%
Expected return on assets	8.50%	8.50%	8.50%
Rate of compensation increase	None	None	4.50%

These assumptions are reviewed on an annual basis. In determining the expected return on plan asset assumption, the Company evaluates the long-term returns earned by the plan, the mix of investments that comprise plan assets and forecasts of future long-term investment returns.

The Company also sponsors a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code and covers substantially all of the Company’s employees. Employees may contribute annually up to 25% of their base compensation either before tax (subject to Internal Revenue Service limitation), or after tax. The Company contributes 75% (50% prior to January 1, 2003) of the first 6% of base compensation that an employee contributes. For the years ended December 31, 2004, 2003 and 2002, approximately $1,568,000, $1,214,000 and $672,000, respectively, was expensed as contributions to the Plan.

Universal Hospital Services, Inc.

Notes to Financial Statements

December 31, 2004 and 2003

During the fourth quarter of 2003 and 2002, the Company agreed to terms for the departure of three executives in each of the years respectively. Under terms of the departures, the Company recorded, as a component of selling, general and administrative expenses, approximately $600,000 of cash severance expense in 2003 and $1,000,000 of cash severance expense as well as noncash compensation of approximately $6,600,000 (Note 12) in 2002. At the time of the 2002 departures, the Company extended the term of outstanding stock options for an executive resulting in noncash compensation of approximately $2,500,000. At December 31, 2003, the Company had recorded approximately $1,000,000 for the cash severances in other accrued expenses in the accompanying balance sheet. All amounts were paid out during 2004.

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

10.	Income Taxes

The provision for income taxes consists of the following:

(in thousands of dollars)	2004	2003	2002
Currently payable
State	$85	$275	$97
Deferred	1,103	—	—

	$1,188	$275	$97

Reconciliations between the Company’s effective income tax rate and the U.S. statutory rate follow:
	2004	2003	2002
Statutory U.S. Federal income tax rate	(34.0)%	(35.0)%	(34.0)%
State income taxes, net of U.S. Federal income tax benefit	(4.7)	(4.7)	(4.8)
Valuation allowance	84.6	39.7	69.0
Minimum state taxes	3.5	1.4	50.1

Effective income tax rate	49.4%	1.4%	80.3%

Universal Hospital Services, Inc.

Notes to Financial Statements

December 31, 2004 and 2003

The components of the Company’s overall deferred tax assets and liabilities at December 31, 2004 and 2003, are as follows:

(in thousands of dollars)	2004	2003
Deferred tax assets
Accounts receivable	$593	$691
Accrued and deferred compensation and pension	1,386	1,342
Inventories	290	160
Other assets	827	886
Net operating loss carryforwards	28,868	25,729

Deferred tax assets	31,964	28,808
Valuation allowance	(8,675)	(6,898)

Net deferred tax assets	23,289	21,910
Deferred tax liabilities
Accelerated depreciation and amortization	24,777	21,910

Total deferred tax liabilities	24,777	21,910

Net deferred tax liability	$(1,488)	$—

At December 31, 2004, the Company had available unused net operating loss carryforwards of approximately $76,000,000. The net operating loss carryforwards will expire at various dates through 2024.

Under Internal Revenue Code of 1986, certain corporate stock transactions into which the Company has entered or may enter in the future could limit the amount of net operating loss carryforwards which may be utilized on an annual basis to offset taxable income in future periods.

11.	Preferred Stock

In October 2003, the Company amended its Articles of Incorporation to include, among other things, the authorization to issue 7,000,000 shares of preferred stock, $0.01 par value per share, from time to time in one or more classes or series. There were no shares issued as of December 31, 2004 and 2003.

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

December 31, 2004 and 2003

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

12.	Shareholders’ Equity

Stock Splits

On December 8, 2003, the Company’s Board of Directors approved an 11-for-1 stock split effected in the form of a dividend. In addition, the Company amended its Articles of Incorporation to include, among other things, an increase to 500,000,000 of the Company’s authorized shares of common stock. All share information has been retroactively restated to reflect the stock split.

Shareholders’ Agreement

In connection with the recapitalization, certain management shareholders (as defined) and the equity sponsors entered into a shareholders’ agreement (the Shareholders’ Agreement”) with the Company. The Shareholders’ Agreement was amended and restated. The amended and restated Shareholders’ Agreement, among other things: (i) restricts the ability of certain shareholders of the Company to transfer their shares of the Company’s common stock; (ii) gives shareholders of the Company certain rights of first refusal with respect to shares of common stock; (iii) after October 17, 2008, gives certain Equity Sponsors and their affiliates the right to cause the Company to consummate a sale constituting a change of control if such sales constitutes a minimum return on investment, as defined in the agreement; and (iv) provides the shareholders with certain “tag-along, “drag-along,” and “piggyback” registration rights, as defined.

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

Universal Hospital Services, Inc.

Notes to Financial Statements

December 31, 2004 and 2003

In connection with the recapitalization (Note 2), the 1998 Plan was terminated, with all options outstanding under the plan being repurchased or terminated. During the year ended December 31, 2003, the Company recognized $11,287,533 of stock compensation expense related to the repurchase of these stock options.

On December 8, 2003, the Company adopted the 2003 Stock Option Plan (“2003 Plan”). Under the 2003 Plan, the Company may grant incentive stock options and stock options and performance awards to the Company’s employees and consultants or independent contractors. A total of 17,120,691 shares are reserved for issuance under the 2003 Plan. Options granted under the plan will vest in whole or in part within four years from the date of grant for certain grants upon the achievement of certain financial targets or in any case after eight years. Options are generally granted with option prices based on the estimated fair market values of the Company’s common stock at the date of grant, as determined by the Company’s Board of Directors. As of December 31, 2003, no options had been granted under the 2003 Plan.

Stock option activity with respect to the 2003 and 1998 Plans for the years ended December 31 is as follows:

	2003 Plan	1998 Plan
Shares	2004	2003	2002
Granted	15,453,460	5,400,000	5,645,460
Exercised	(4,995)	(275,535)	(915,276)
Terminated	(926,073)	(6,817,665)	(541,524)
Repurchased	—	(31,170,672)	—

At December 31
Outstanding	14,522,392	—	32,863,872

Exercisable	1,096,432	—	15,932,489

Weighted-Average Exercise Price Per Share	2003 Plan	1998 Plan
	2004	2003	2002
Granted	$1.01	$1.14	$0.94
Exercised	$1.00	$0.18	$0.10
Terminated	$1.00	$0.21	$0.26
Repurchased	—	$0.50	—

At December 31
Outstanding	$1.01	—	$0.35
Exercisable	$1.00	—	$0.21

Universal Hospital Services, Inc.

Notes to Financial Statements

December 31, 2004 and 2003

Options outstanding and exercisable at December 31, 2004, are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Remaining Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$1.00 - $1.20	14,522,392	9.38	$1.01	1,096,432	$1.00

The weighted-average grant-date fair value of options granted under the plans during 2004, 2003 and 2002 was $0.64, $0.42 and $0.46, respectively. The weighted-average grant-date fair value of options was determined by using the fair value of each option grant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key assumptions:

	2004	2003	2002
Risk-free interest rates	4.53% to 5.10%	2.97% to 3.96%	4.50% to 3.22%
Expected life	6 years	6 years	6 years
Expected volatility	45.00%	45.00%	45.00%
Expected dividends	None	None	None

During the year ended December 31, 2002, the Company recognized noncash stock-based compensation expense totaling $9,084,240. The recognition and deferral of stock-based compensation resulted from the extension of certain stock options during 2002.

14.	Business Segments

Effective January 1, 2004, Company operated in three reportable segments. Previously, the Company operated under one operating segment.

Medical equipment outsourcing provides customers with the use of movable medical equipment and the Company maintains the equipment for customers by performing preventative maintenance, repairs, cleaning and testing, and maintaining certain reporting records. The Company also provides prompt replacement of any defective equipment and the flexibility to upgrade their equipment as technology changes.

Technical and professional services offers a broad range of inspection, preventative maintenance, repair, logistic and consulting services through the Company’s team of over 250 technicians and professionals located in its nationwide network of district offices and service centers.

Medical equipment sales and remarketing buys, sources, remarkets and disposes of pre-owned medical equipment for its customers through the Company’s Asset Recovery Program; provides sales and distribution to manufacturers of specialty medical equipment; and offers its customers disposable items that are used on a single use basis.

Universal Hospital Services, Inc.

Notes to Financial Statements

December 31, 2004 and 2003

The Company identifies its segments based on its organizational structure and its internal reporting.

(in thousands of dollars)	Net Sales	Gross Margin	Assets	Amortization and Depreciation	Capital Expenditures
Medical equipment outsourcing
2004	$156,490	$73,309	$41,070	$619	$—
2003	140,233	65,695	33,459	260	—
2002	130,724	65,082	31,590	50	—

Technical and professional services
2004	25,491	8,196	3,199	509	—
2003	14,662	5,356	206	7	—
2002	11,178	2,980	162	9	—

Medical equipment sales and remarketing
2004	17,619	4,312	3,858	8	—
2003	16,110	4,556	3,866	8	—
2002	11,864	3,095	3,743	9	—

Corporate and unallocated
2004	—	—	198,280	40,961	53,219
2003	—	—	182,688	35,256	37,022
2002	—	—	166,640	32,708	39,863

Total Company
2004	199,600	85,817	246,407	42,097	53,219
2003	171,005	75,607	220,219	35,531	37,022
2002	153,766	71,157	202,135	32,776	39,863

Gross margin represents net revenues less total direct costs.

Segment assets for the three operating business segments (excluding Corporate and Unallocated) primarily includes goodwill and intangible assets. Assets included in Corporate and Unallocated contains all other Company assets.

Universal Hospital Services, Inc.

Schedule II- Valuation and Qualifying Accounts

		Additions
Description	Balance at beginning of period	Charged to costs and expense	Charged to other accounts	Deductions from reserves	Balance at end of period
Allowance for doubtful accounts
Year ended December 31, 2004	$1,750,000	$984,425	$25,804	$1,260,229	$1,500,000
Year ended December 31, 2003	1,800,000	762,292	75,594	887,886	1,750,000
Year ended December 31, 2002	2,000,000	867,387	87,002	1,154,389	1,800,000

Allowance for inventory obsolescence
Year ended December 31, 2004	268,671	509,078		257,349	520,401
Year ended December 31, 2003	215,000	462,253		408,582	268,671
Year ended December 31, 2002	298,000	304,384		387,384	215,000

Income Tax Valuation Allowance
Year ended December 31, 2004	6,898,000	1,777,000			8,675,000
Year ended December 31, 2003	2,061,000	4,837,000			6,898,000
Year ended December 31, 2002	1,291,000	770,000			2,061,000