Form 10-Q
period 2005-03-31
UNIVERSAL HOSPITAL SERVICES INC
filed 2005-05-13
CIK 886171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of May 6, 2005:  123,436,024.21

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements - Unaudited

Universal Hospital Services, Inc.

Statements of Operations

(dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Medical equipment outsourcing	$43,181	$39,888
Technical and professional services	7,493	4,722
Medical equipment sales & remarketing	4,597	4,387

Total revenues	55,271	48,997

Cost of medical equipment outsourcing	13,237	11,645
Cost of technical and professional services	5,445	3,215
Cost of medical equipment sales and remarketing	3,636	3,352
Movable medical equipment depreciation	9,273	8,638

Total cost of medical equipment outsourcing, service and sales	31,591	26,850

Gross margin	23,680	22,147

Selling, general and administrative	14,855	13,092

Operating income	8,825	9,055

Interest expense	7,647	7,449

Income before income taxes	1,178	1,606

Provision for income taxes	207	248

Net income	$971	$1,358

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Balance Sheets

(dollars in thousands, except share and per share information)

(unaudited)

	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash	$2,999	$0
Accounts receivable, less allowance for doubtful accounts of $1,500 at March 31, 2005 and December 31, 2004	42,667	40,644
Inventories	4,756	5,229
Deferred income taxes	2,412	2,449
Other current assets	939	3,458

Total current assets	53,773	51,780

Property and equipment, net:
Movable medical equipment, net	125,814	125,987
Property and office equipment, net	10,136	10,042

Total property and equipment, net	135,950	136,029

Intangible assets:
Goodwill	37,062	37,062
Other, primarily deferred financing costs, net	10,041	10,471
Other intangibles, net	10,620	11,065

Total assets	$247,446	$246,407
Liabilities and Shareholders’ Deficiency
Current liabilities:
Current portion of long-term debt	$253	$328
Accounts payable	12,857	13,406
Accrued compensation	7,253	9,276
Accrued interest	11,102	4,615
Other accrued expenses	2,843	2,594
Book overdrafts	0	4,691

Total current liabilities	34,308	34,910

Long-term debt, less current portion	297,480	296,974
Deferred compensation and pension	3,694	3,644
Deferred income taxes	4,039	3,937

Commitments and contingencies

Shareholders’ deficiency:
Common stock, $0.01 par value; 500,000,000 shares authorized, 123,436,024.21 shares issued and outstanding at March 31, 2005 and 123,430,612.96 shares at December 31, 2004	1,234	1,234
Additional paid in capital	766	760
Accumulated deficit	(91,039)	(92,010)
Deferred compensation	(56)	(62)
Accumulated other comprehensive loss	(2,980)	(2,980)

Total shareholders’ deficiency	(92,075)	(93,058)

Total liabilities and shareholders’ deficiency	$247,446	$246,407

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Statements of Cash Flows

(dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$971	$1,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,226	9,315
Amortization of intangibles	445	46
Provision for inventory obsolescence	162	64
Provision for doubtful accounts	295	363
Non-cash stock-based compensation expense	6	—
(Gain) loss on sales and disposal of equipment	(348)	63
Deferred income taxes	139	—
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(2,317)	(4,275)
Inventories and other operating assets	2,993	(136)
Accounts payable and accrued expenses	4,762	11,191

Net cash provided by operating activities	17,334	17,989

Cash flows from investing activities:
Movable medical equipment purchases	(9,547)	(18,619)
Property and office equipment purchases	(1,055)	(1,328)
Proceeds from disposition of movable medical equipment	525	784
Acquisitions	—	(3,297)
Other	—	(362)

Net cash used in investing activities	(10,077)	(22,822)

Cash flows from financing activities:
Proceeds under revolving credit facility agreements	25,131	24,325
Payments under revolving credit facility agreements	(24,699)	(15,901)
Payment of deferred financing cost	(4)	—
Proceeds from issuance of common stock, net of issuance costs	5	—
Other	—	(44)
Change in book overdrafts	(4,691)	(3,547)

Net cash (used in) provided by financing activities	(4,258)	4,833

Net change in cash and cash equivalents	$2,999	$—

Cash and cash equivalents at the beginning of period	$—	$—
Cash and cash equivalents at the end of period	$2,999	$—

Supplemental cash flow information:
Interest paid	$727	$426

Movable medical equipment purchases included in accounts payable	3,529	2,265

Income taxes paid	305	6

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

NOTES TO UNAUDITED QUARTERLY FINANCIAL STATEMENTS

1. Basis of Presentation:

The interim financial statements included in this Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The interim financial statements presented herein as of March 31, 2005, and for the three months ended March 31, 2005, and 2004, reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations and cash flows for the periods presented. These adjustments are all of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year.

The December 31, 2004, balance sheet amounts were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.

2. Recent Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29.” This statement amends APB Opinion No. 29 and is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement, effective July 1, 2005, will not have a material effect on the Company’s financial condition or results of operations.

On December 16, 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No.123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for private entities as defined on or after January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. The Company is currently assessing the impact of adopting SFAS No. 123(R) to its results of operations.

3. Stock Based Compensation

We measure compensation expense for our stock-based compensation plan using the intrinsic value method. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. Had compensation cost for our stock option plans been determined based on the fair value at the grant date for awards, our net income would have changed to the pro forma amounts indicated below (dollars in thousands):

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$971	$1,358
Add: Stock-based employee compensation included In reported net income	6	—
Less: Total stock-based employee compensation expense under fair value-based method	(124)	—

Pro forma net income	$853	$1,358

4. Long-Term Debt

Long-term debt consists of the following:

(dollars in thousands)	March 31, 2005	December 31, 2004
10.125% senior notes	$260,000	$260,000
Revolving credit facility	37,480	36,974
Capital lease obligations	253	328

	297,733	297,302

Less: Current portion of long-term debt	(253)	(328)

Total long-term debt	$297,480	$296,974

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

The Company has entered into a Revolving Credit Facility which consists of borrowings up to $100,000,000, as defined in the agreement, and terminates on October 17, 2008. Under terms of the agreement, $5,000,000 of the facility is available for letters of credit. Availability under our senior secured credit facility as of March 31, 2005, was approximately $52,227,000, representing our borrowing base of approximately $91,449,000 million less borrowings of $37,480,000 million and outstanding letters of credit of $1,742,000 at that date. Borrowings under the Revolving Credit Facility are collateralized by substantially all the assets of the Company.

Interest on amounts outstanding under the Revolving Credit Facility are payable at a rate per annum, selected at the Company’s option, equal to the Banks’ Base Rate plus a margin of 1.75% or the adjusted Eurodollar Rate plus a margin of 3.00%. The margins used to calculate such interest rates may be adjusted depending upon certain leverage ratios. At March 31, 2005, borrowings of approximately $3,480,000 were outstanding under the Base Rate method (7.25%) and borrowings of $34,000,000 were outstanding under the Eurodollar Rate method (5.75%). Interest on borrowings are paid quarterly or as defined in the agreement. In addition, the Credit Agreement also provides that a commitment fee of 0.75% per annum is payable on the unutilized amount of the Revolving Credit Facility.

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

5. Acquisitions

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

The following summarizes pro forma results of operations, assuming the acquisitions noted above occurred at January 1, 2004.

	Three Months Ended March 31,
(dollars in thousands)	2005	2004
Total revenues	$55,271	$52,126
Net income	971	1,767

6. Segment Reporting

Our operating segments consist of Medical Equipment Outsourcing, Technical and Professional Services, and Medical Equipment Sales & Remarketing. Certain operating information on our segments is as follows:

	Three months ended March 31, 2005
	(dollars in thousands)
	Medical Equipment Outsourcing	Technical and Professional Services	Medical Equipment Sales & Remarketing	Corporate and Unallocated	Total
Revenues	$43,181	$7,493	$4,597	$—	$55,271
Cost of Revenue	13,238	5,445	3,636	—	22,319
Movable Medical Equipment Depreciation	9,273	—	—	—	9,273

Gross Margin	$20,670	$2,048	$961	$—	$23,680
	Three months ended March 31, 2004 (dollars in thousands)
	Medical Equipment Outsourcing	Technical and Professional Services	Medical Equipment Sales & Remarketing	Corporate and Unallocated	Total
Revenues	$39,888	$4,722	$4,387	$—	$48,997
Cost of Revenue	11,645	3,215	3,352	—	18,212
Movable Medical Equipment Depreciation	8,638	—	—	—	8,638

Gross Margin	$19,605	$1,507	$1,035	—	$22,147

7. Pension Plan

The components of net periodic pension costs are as follows:

	Three months ended March 31,
(dollars in thousands)	2005	2004
Service cost	$—	$—
Interest cost	238	219
Expected return on plan assets	(246)	(231)
Recognized net actuarial gain	58	14
Amortization of prior service cost	—	—

Total cost	$50	$2

Future benefit accruals for all participants were frozen as of December 31, 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the accompanying financial statements and notes.

BUSINESS OVERVIEW

Our Company

Universal Hospital Services, Inc. (“we”, “our” or “UHS”) is a leading, nationwide provider of medical equipment outsourcing and services to the health care industry. Our customers include national, regional and local acute care hospitals, alternate site providers (such as nursing homes and home care providers) and medical equipment manufacturers. Our diverse customer base includes more than 3,100 acute care hospitals and approximately 3,150 alternate site providers. We also have extensive and long-standing relationships with over 200 major medical equipment manufacturers and many of the nation’s largest group purchasing organizations (GPOs) and integrated delivery networks (IDNs). All of our services leverage our nationwide network of district offices and technical service locations (most of which are co-located with the district offices) and our more than 65 years of experience managing and servicing all aspects of movable medical equipment. These services are paid for by our customers and not directly through reimbursement from governmental or other third-party payors.

Our operating segments consist of Medical Equipment Outsourcing, Technical and Professional Services, and Medical Equipment Sales and Remarketing. We evaluate the performance of our operating segments based on gross margin. The accounting policies of the individual operating segments are the same as those of the entire company.

Medical Equipment Outsourcing Segment- Manage & Utilize

Our flagship business is our Medical Equipment Outsourcing Segment which accounted for $43.2 million, or approximately 78.1%, of our revenues for the three months ended March 31, 2005. We own approximately 151,000 pieces of movable medical equipment, primarily in the categories of respiratory therapy, newborn care, critical care, patient monitors, and bariatric and pressure area management. In our outsourcing programs we provide our customers with the use of movable medical equipment, and we maintain the equipment for our customers by performing preventative maintenance, repairs, cleaning and testing, and maintaining certain reporting records. We also provide prompt replacement of any defective equipment and the flexibility to upgrade their equipment as technology changes. We have three primary outsourcing programs: Supplemental (Peak Needs) Outsourcing; Long Term Outsourcing; and the Asset Management Partnership Program (“AMPP”).

We have contracts in place with many of the leading national Group Purchasing Organizations (GPOs) for both the acute care and alternate site markets. We also have agreements with national alternate site providers. We expect much of our future growth in this segment to be driven by our customers outsourcing more of their movable medical equipment needs and taking full advantage of our Long Term Outsourcing and resident-based AMPP programs.

Technical and Professional Services Segment – Plan & Acquire; Maintain & Repair

The Technical and Professional Services segment accounted for $7.5 million, or approximately 13.6%, of our revenues for the three months ended March 31, 2005. We leverage our 65 plus years of experience and our extensive equipment database in repairing and maintaining medical equipment. We offer a broad range of inspection, preventative maintenance, repair, logistic and consulting services through our team of over 250 technicians and professionals located in our nationwide network of district offices and service centers. Our technical and professional service offerings are less capital intensive than our Medical Equipment Outsourcing segment, and provide a complementary alternative for customers that wish to own their medical equipment, or lack the expertise, funding or scale to perform maintenance, repair and analytical functions.

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

Medical Equipment Sales and Remarketing Segment- Redeploy & Remarket

This segment accounted for $4.6 million, or approximately 8.3%, of our revenues for the three months ended March 31, 2005. This segment includes three business activities:

Medical Equipment Remarketing and Disposal.We are one of the nation’s largest buyers and sellers of movable medical equipment, primarily for our own account. Our remarketing and asset disposal programs represent some of our best opportunities for growth in this segment, given our expertise, knowledge, and relationships in this area.

Specialty Medical Equipment Sales and Distribution.We use our national infrastructure to provide sales and distribution to manufacturers of specialty medical equipment. We currently sell product lines in the following areas: patient monitors, rehabilitation products, patient transfer systems, infant security systems and respiratory therapy.

Disposables Sales. We offer our customers single use disposable items. Most of these items are used in connection with our outsourced equipment. We have begun an initiative to limit the number of items we carry, and to more closely tie the items we do carry to our high volume moveable medical equipment provided in our Medical Equipment Outsourcing segment.

RESULTS OF OPERATIONS

The following discussion addresses our financial condition as of March 31, 2005, and the results of operations and cash flows for the three months ended March 31, 2005, and 2004. This discussion should be read in conjunction with the financial statements included elsewhere in this report and the Management’s Discussion and Analysis and Financial sections included in our 2004 Annual Report on Form 10-K filed with the Securities Exchange Commission.

The following table provides a summary of selected financial data as a percentage of total revenues and also indicates the percentage increase or decrease of this information over the prior comparable period:

	Percent of Total Revenues		Percent Increase (Decrease)
	Three Months Ended March 31,		Qtr 1 2005 Over Qtr 1 2004
	2005	2004
Medical equipment outsourcing	78.1%	81.4%	8.3%
Technical and professional services	13.6	9.6	58.7
Medical equipment sales and remarketing	8.3	9.0	4.8

Total revenues	100.0	100.0	12.8

Cost of medical equipment outsourcing	23.9	23.8	13.7
Cost of technical and professional services	9.9	6.6	69.3
Cost of medical equipment sales and remarketing	6.6	6.8	8.5
Movable medical equipment depreciation	16.8	17.6	7.3

Total cost of medical equipment outsourcing, service and sales	57.2	54.8	17.7

Gross margin	42.8	45.2	6.9
Selling, general and administrative	26.9	26.7	13.5

Operating income	16.0	18.5	(2.5)
Interest expense	13.8	15.2	2.7

Income before income taxes	2.1	3.3	(26.6)
Provision for income taxes	0.4	0.5	(16.5)

Net income	1.8%	2.8%	(28.5)%

Medical Equipment Outsourcing Segment – Manage & Utilize

Medical equipment outsourcing revenues for the three months ended March 31, 2005, were $43.2 million, representing a $3.3 million, or 8.3%, increase from medical equipment outsourcing revenues of $39.9 million for the same period of 2004. The outsourcing revenue growth resulted from competitive take-aways, re-entry into the bariatrics market (patient handling equipment for obese patients) in the second quarter of 2004, growth in our acute care customer base, increased penetration of existing customers, new technology in our fleet attracting incremental business, and the effect of the acquisitions of substantially all assets of Advanced Therapeutics of Wisconsin, Inc., and certain assets of Galaxy Medical Products, Inc. in the second quarter of 2004.

Technical and Professional Services Segment – Plan & Acquire; Maintain & Repair

Technical and professional service revenues for the three months ended March 31, 2005, were $7.5 million, representing a $2.8 million, or 58.7%, increase from technical and professional service revenues of $4.7 million for the same period of 2004. The increase in service revenue is due to strong growth in provider and manufacturer services, as well as the acquisitions of ACES late in the first quarter of 2004, and certain assets of Cardinal Health 200, Inc. in the third quarter of 2004.

Medical Equipment Sales and Remarketing Segment – Redeploy & Remarket

Medical equipment sales and remarketing revenues for the three months ended March 31, 2005, were $4.6 million, representing a $0.2 million, or 4.8%, increase from medical equipment sales and remarketing revenues of $4.4 million for the same period of 2004. The increase is due to growth in sales of new and used equipment of $0.5 million partially offset by reduced disposable product sales of $0.3 million. We expect these trends to continue as we execute on our strategy to grow new and used equipment sales and continue to rationalize disposables activity.

Cost of Medical Equipment Outsourcing

Total cost of Medical Equipment Outsourcing for the three months ended March 31, 2005, were $13.2 million, representing a $1.6 million, or 13.7%, increase from total cost of medical equipment outsourcing of $11.6 million for the same period of 2004. This change was driven by higher expenses to support robust business activity including increases in payroll costs of $0.6 million, fleet expenses of $0.6 million, freight expense of $0.3 million, and occupancy costs of $0.2 million. These costs represented 30.7% and 29.2% of segment revenues for the three month periods ended March 31, 2005, and 2004, respectively.

Cost of Technical and Professional Services

Total cost of Technical and Professional Services for the three months ended March 31, 2005, were $5.4 million, representing a $2.2 million, or 69.3%, increase from total cost of technical and professional services of $3.2 million for the same period of 2004. The increase was the result of increased business activity across all product lines, including increased manufacturer, provider, and resident-based services as well as the effect of the acquisitions of Affiliated Clinical Engineering Services, Inc., late in the first quarter of 2004, and certain assets of Cardinal Health 200, Inc. in third quarter of 2004. These costs represented 72.7% and 68.1% of segment revenues for the three month periods ended March 31, 2005, and 2004, respectively.

Cost of Medical Equipment Sales and Remarketing

Total cost of Medical Equipment Sales and Remarketing for the three months ended March 31, 2005, were $3.6 million, representing a $0.3 million, or 8.5%, increase from total cost of medical equipment sales and remarketing of $3.4 million for the same period of 2004. This increase was driven by increased cost of sold equipment of $0.6 million, partially offset by lower cost of disposable sales of $0.3 million. These costs represented 79.1% and 76.4% of segment revenues for the three month periods ended March 31, 2005, and 2004, respectively.

Movable Medical Equipment Depreciation

Movable Medical Equipment Depreciation for the three months ended March 31, 2005, totaled $9.3 million, representing a $0.6 million, or 7.3%, increase from movable medical equipment depreciation of $8.6 million for the same period of 2004. Increased depreciation reflects net equipment additions of $2.0 million for the for the twelve month period of April 1, 2004 through March 31, 2005. Net equipment additions reflect acquisitions and equipment purchases, less depreciation expense and equipment disposals.

Gross Margin

Total gross margin for the three months ended March 31, 2005, was $23.7 million, representing a $1.5 million, or 6.9%, increase from total gross margin of $22.1 million for the same period of 2004. For the three months ended March 31, 2005, total gross margin as a percentage of revenue decreased to 42.8% from 45.2% for the same period of 2004. Gross margin percentage declined as a result of higher costs to support the growth in technical and professional services as well as the shift in our revenue mix toward lower margin, non-capital intensive revenue sources.

Gross margin on medical equipment outsourcing for the three months ended March 31, 2005, totaled $20.7 million, representing a $1.1 million, or 5.4%, increase from medical equipment outsourcing gross margin of $19.6 million for the same period of 2004. Gross margin as a percentage of segment revenue for the three months ended March 31, 2005, decreased to 47.9% from 49.2% for the same period of 2004. This percentage decrease is primarily due to increased customer service payroll costs associated with the separation of our customer service and sales organizations as well as higher freight expenses to support robust business activity.

Gross margin on technical and professional services for the three months ended March 31, 2005, totaled $2.0 million, representing a $0.5 million, or 36.1%, increase from technical and professional service gross margin of $1.5 million for the same period of 2004. Gross margin as a percentage of segment revenues decreased to 27.3% from 31.9% for the same period of 2004. This percentage decrease is primarily due to the effect of the acquisition of the lower margin ACES business late in the first quarter of 2004.

Gross margin on medical equipment sales and remarketing for the three months ended March 31, 2005, totaled $1.0 million, representing a slight decrease from medical equipment sales and remarketing gross margin of $1.0 million for the same period of 2004. Gross margin as a percentage of segment revenues decreased to 20.9% from 23.2% for the same period of 2004. This decrease was driven by a significant, lower margin sales transaction that occurred in the first quarter of 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2005, were $14.9 million, representing a $1.8 million, or 13.5% increase from selling, general and administrative expenses of $13.1 million for the same period of 2004. The increase was primarily due to increased costs to enhance our corporate and technology infrastructure of $0.6 million, additional amortization of intangible assets of $0.4 million, increased sales and support function costs of $0.4 million, and $0.3 million of expenses related to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Selling, general and administrative expenses as a percentage of total revenue for the three months ended March 31, 2005, increased slightly to 26.9% from 26.7% for the same period of 2004.

During the remaining part of 2005, we anticipate that we will incur additional expenses related to the requirements under Section 404 of the Sarbanes-Oxley Act of 2002. We also expect to continue to spend to build appropriate infrastructure to complete our transition to a lifecycle services company.

Interest Expense

Interest expense for the three months ended March 31, 2005, was $7.6 million, representing a $0.2 million, or 2.7%, increase from interest expense of $7.4 million for the same period of 2004. This increase primarily reflects an increase in borrowings under our senior secured credit facility. Average borrowings increased for the three months ended March 31, 2005 to $296.5 million from $275.2 million for the same period of 2004. Borrowings increased to fund acquisitions and other working capital needs primarily in the last nine months of 2004.

Income Taxes

Tax expense for the three months ended March 31, 2005, was $0.2 million representing a slight decrease from income tax expense of $0.2 million for the same period of 2004. Income tax expense relates primarily to valuation allowances established for net operating losses not recognized as well as minimum state taxes.

Net Income

Net income for the three months ended March 31, 2005, of $1.0 million, representing a $0.4 million, or 28.5%, decrease from net income of $1.4 million for the same period of 2004. The decrease is primarily due to increased selling, general and administrative expenses of $1.7 million and slightly higher interest expense of $0.2 million, partially offset by increased gross margin of $1.5 million.

Quarterly Financial Information: Seasonality

Quarterly operating results are typically affected by seasonal factors. Historically, our first and fourth quarters are the strongest, reflecting increased hospital utilization during the fall and winter months.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are expected to be cash flows from operating activities and borrowings under our five year senior secured credit facility that we entered into on October 17, 2003. It is anticipated that our principal uses of liquidity will be to fund capital expenditures related to purchases of movable medical equipment, provide working capital, meet debt service requirements and finance our strategic plans.

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

Net cash provided by operating activities during the three months ended March 31, 2005, was $17.3 million, compared to $18.0 million in the same period of 2004. This decrease is primarily attributable to lower net income and an increase in accounts receivable, partially offset by higher depreciation and amortization as well as reduced inventory and other operating assets and increased accounts payable and other accrued expenses. Net cash used in investing activities during the three months ended March 31, 2005, was $10.0 million, compared to $22.8 million in the same period of 2004. This decrease was primarily attributable to a timing difference related to capital expenditures placed in service in 2003 and paid for in 2004 as well as the acquisition of ACES, in the same period of 2004. Net cash (used in) provided by financing activities during the three months ended March 31, 2005, was ($4.3) million, compared to $4.8 million in the same period in 2004. This change was primarily attributable to higher payments under our senior secured credit facility and a decrease in book overdraft.

Based on the level of operating performance expected in 2005, we believe our cash from operations, together with expected additional borrowings under our senior secured credit facility in 2005, will meet our liquidity needs during 2005, exclusive of any borrowings that we may make to finance potential acquisitions. Availability under our senior secured credit facility as of March 31, 2005, was approximately $52.2 million, representing our borrowing base of $91.4 million, net of outstanding letters of credit of $1.7 million and borrowings of $37.5 million at that date. At our expected level of borrowing for 2005, the current availability under our senior secured credit facility would be sufficient to meet our liquidity needs for the next four years, exclusive of any expenditures made for acquisitions. Our levels of borrowing are further restricted by the financial covenants set forth in our senior secured credit facility and the indenture governing the notes, which covenants are described in our Annual Report on Form 10-K/A for the year ended December 31, 2003. These covenants would restrict our additional borrowings to approximately $35 million (assuming no incremental EBITDA generation), which we believe meets our liquidity needs in 2005.

EBITDA

EBITDA (earnings before interest, taxes, depreciation, and amortization) for the three months ended March 31, 2005, was $19.5 million, representing a $1.1 million, or 5.9% increase from $18.4 million for the same period of 2004. This increase is primarily driven by revenue growth, generating increased gross margin of $0.8 million.

EBITDA is not intended to represent an alternative to operating income or cash flows from operating, financing or investing activities (as determined in accordance with generally accepted accounting principles (GAAP)) as a measure of performance, and is not representative of funds available for discretionary use due to UHS’ financing obligations. EBITDA, as defined by UHS, may not be calculated consistently among other companies applying similar reporting measures. EBITDA is included because it is a widely accepted financial indicator used by certain investors and financial analysts to assess and compare companies and a version of EBITDA is an integral part of the UHS’ debt covenant calculations. Management believes that EBITDA provides an important perspective on UHS’ ability to service its long-term obligations, UHS’ ability to fund continuing growth, and UHS’ ability to continue as a going concern. A reconciliation of net cash provided by operating activities to EBITDA is included below.

The following is a reconciliation of net cash provided by operating activities to EBITDA (dollars in thousands):

	Three Months Ended March 31,
	2005	2004
Net cash provided by operating activities	$17,334	$17,989
Changes in operating assets and liabilities	(5,438)	(6,780)
Other non-cash expenses	(255)	(490)
Current income taxes	207	248
Interest expense	7,647	7,449

EBITDA	$19,495	$18,416

	Three Months Ended March 31,
	2005	2004
Supplemental Information:

EBITDA	$19,495	$18,416
Net cash provided by operating activities	17,334	17,989
Net cash used in investing activities	(10,077)	(22,822)
Net cash (used in) provided by financing activities	(4,258)	4,833
Movable medical equipment depreciation	9,273	8,638
Non-movable medical equipment depreciation and amortization	1,398	724

Other operating data:

Movable medical equipment owned (approximate units at end of period)	151,000	147,000
Offices (at end of period)	76	71
Number of outsourcing hospital customers (approximate number at end of period)	3,200	3,000
Number of total outsourcing customers (approximate number at end of period)	6,350	6,050

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: We believe statements in this quarterly report looking forward in time involve risks and uncertainties. The following factors, among others, could adversely affect our business, operations and financial condition causing our actual results to differ materially from those expressed in any forward-looking statements: UHS’ history of net losses and substantial interest expense; UHS’ need for substantial cash to operate and expand its business as planned; UHS’ substantial outstanding debt and debt service obligations; restrictions imposed by the terms of UHS’ debt; a decrease in the number of patients our customers are serving; UHS’ability to effect change in the manner in which healthcare providers traditionally procure medical equipment; the absence of long-term commitments with customers; UHS’ ability to renew contracts with group purchasing organizations and integrated delivery networks; changes in reimbursement rates and policies by third-party payors; the impact of health care reform initiatives; the impact of significant regulation of the health care industry and the need to comply with those regulations; difficulties or delays in our continued expansion into certain of our businesses/geographic markets and developments of new businesses/geographic markets; and additional credit risks in increasing business with home care providers and nursing homes. These and other risk factors are detailed in UHS’ Annual Report on Form 10-K for the year ended December 31, 2004, filed with Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk is interest rate risk associated with our debt instruments. We use both fixed and variable rate debt as sources of financing. At March 31, 2005, we had approximately $297,733,000 of total debt outstanding, net of unamortized discount, of which $37,480,000 was bearing interest at variable rates approximating 5.7%. A 1 percentage point change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $91,400 and $82,900 for the first three months of 2005 and 2004, respectively. We have not entered into, and do not plan to enter into, any derivative financial instruments for trading or speculative purposes. Historically, we have not engaged in hedging activities. As of March 31, 2005, we had no other significant material exposure to market risk.

Item 4. Controls and Procedures

(a). Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15(d)-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b). Changes in internal control over financial reporting.

During the first quarter of 2005, there has been no change in our internal control over financial reporting (as defined in Rule 15(d)-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In the three months ended March 31, 2005, pursuant to the exercise of outstanding options, on the following dates we sold common stock to three departing employees for the aggregate purchase price of $5,411.25:

January 7, 2005:	$832.50
February 2, 2005:	4,162.50
March 14, 2005:	416.25

$5,411.25

All such sales were completed pursuant to the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended. The proceeds from the sales of such shares were added to our general funds and used for general corporate purposes.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibits:

Number	Description
3.1a	Certificate of Amendment to Certificate of Incorporation of Universal Hospital Services, Inc.*

3.1b	Certificate of Incorporation of Universal Hospital Services, Inc. (Incorporated by reference to Exhibit 3.1b to Form S-1/A filed on September 5, 2001).

3.2a	Amended and Restated Bylaws of Universal Hospital Services, Inc.*

3.3	Certification of Elimination of Series B 13% Cumulative Accruing Pay-In-Kind Preferred Stock of Universal Hospital Services, Inc.***

Number	Description
4.1	Form of certificate of common stock (Incorporated by reference to Exhibit 4.1 to Form S-1/A filed on September 5, 2001).

4.2	Indenture, dated as of October 17, 2003, by and between Universal Hospital Services, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to the registrant’s 10.125% Senior Notes due 2011 (including Form of Note).*

4.3	Form of Amended and Restated Stockholders’ Agreement, dated October 17, 2003, by and among Universal Hospital Services, Inc., J.W. Childs Equity Partners III, L.P., JWC Fund III Co-invest LLC, Halifax Capital Partners, L.P. and the other stockholders of Universal Hospital Services, Inc.*

4.4	Exchange and Registration Rights Agreement, dated as of October 17, 2003, among Universal Hospital Services, Inc., Goldman, Sachs & Co,. Credit Suisse First Boston LLC, CIBC World Markets Corp. and Jefferies & Company, Inc.**

4.5	10.125% Senior Notes due 2011 in the aggregate principal amount of $259,880,000.**

4.6	10.125% Senior Note due 2011 in the aggregate principal amount of $120,000.**

4.7	Blanket Issuer Letter of Representations, dated as of October 17, 2003, among Universal Hospital Services, Inc., Wells Fargo Bank, National Association and the Depository Trust Company.**

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Gary D. Blackford Pursuant to 18 U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Rex T. Clevenger Pursuant to 18 U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed as an Exhibit to the Quarterly Report on Form 10-Q of Universal Hospital Services, Inc. for the fiscal quarter ended September 30, 2003, and incorporated by reference herein.
**	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-4 (File No. 333-111606) and incorporated by reference herein.
***	Previously filed as an Exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-111606) and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2005

Universal Hospital Services, Inc.

By	/s/ Gary D. Blackford
Gary D. Blackford,
President and Chief Executive Officer
(Principal Executive Officer)

By	/s/ Rex T. Clevenger
Rex T. Clevenger,
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Universal Hospital Services, Inc.

EXHIBIT INDEX TO REPORT ON FORM 10-Q

Number	Description
3.1a	Certificate of Amendment to Certificate of Incorporation of Universal Hospital Services, Inc.*

3.1b	Certificate of Incorporation of Universal Hospital Services, Inc. (Incorporated by reference to Exhibit 3.1b to Form S-1/A filed on September 5, 2001).

3.2a	Amended and Restated Bylaws of Universal Hospital Services, Inc.*

3.3	Certification of Elimination of Series B 13% Cumulative Accruing Pay-In-Kind Preferred Stock of Universal Hospital Services, Inc.***

4.1	Form of certificate of common stock (Incorporated by reference to Exhibit 4.1 to Form S-1/A filed on September 5, 2001).

4.2	Indenture, dated as of October 17, 2003, by and between Universal Hospital Services, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to the registrant’s 10.125% Senior Notes due 2011 (including Form of Note).*

4.3	Form of Amended and Restated Stockholders’ Agreement, dated October 17, 2003, by and among Universal Hospital Services, Inc., J.W. Childs Equity Partners III, L.P., JWC Fund III Co-invest LLC, Halifax Capital Partners, L.P. and the other stockholders of Universal Hospital Services, Inc.*

4.4	Exchange and Registration Rights Agreement, dated as of October 17, 2003, among Universal Hospital Services, Inc., Goldman, Sachs & Co,. Credit Suisse First Boston LLC, CIBC World Markets Corp. and Jefferies & Company, Inc.**

4.5	10.125% Senior Notes due 2011 in the aggregate principal amount of $259,880,000.**

4.6	10.125% Senior Note due 2011 in the aggregate principal amount of $120,000.**

4.7	Blanket Issuer Letter of Representations, dated as of October 17, 2003, among Universal Hospital Services, Inc., Wells Fargo Bank, National Association and the Depository Trust Company.**

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Gary D. Blackford Pursuant to 18 U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Rex T. Clevenger Pursuant to 18 U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed as an Exhibit to the Quarterly Report on Form 10-Q of Universal Hospital Services, Inc. for the fiscal quarter ended September 30, 2003, and incorporated by reference herein.
**	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-4 (File No. 333-111606) and incorporated by reference herein.
***	Previously filed as an Exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-111606) and incorporated by reference herein.