Form 10-Q
period 2006-03-31
UNIVERSAL HOSPITAL SERVICES INC
filed 2006-05-10
CIK 886171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of May 8, 2006: 123,455,768.21

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements - Unaudited

Universal Hospital Services, Inc.

Statements of Operations

(dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue
Medical equipment outsourcing	$45,561	$43,181
Technical and professional services	7,960	7,493
Medical equipment sales and remarketing	4,461	4,597

Total revenues	57,982	55,271

Cost of Sales
Cost of medical equipment outsourcing	13,777	13,237
Cost of technical and professional services	5,460	5,445
Cost of medical equipment sales and remarketing	3,177	3,636
Movable medical equipment depreciation	9,029	9,273

Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	31,443	31,591

Gross margin	26,539	23,680

Selling, general and administrative	14,965	14,855

Operating income	11,574	8,825

Interest expense	7,817	7,647

Income before income taxes	3,757	1,178

Provision for income taxes	204	207

Net income	$3,553	$971

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Balance Sheets

(dollars in thousands, except share and per share information)

(unaudited)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts of $1,350 at March 31, 2006, and December 31, 2005	$43,410	$41,865
Inventories	5,153	5,117
Deferred income taxes	4,175	4,111
Other current assets	2,717	2,375

Total current assets	55,455	53,468

Property and equipment, net:
Movable medical equipment, net	127,932	126,775
Property and office equipment, net	12,342	12,695

Total property and equipment, net	140,274	139,470

Intangible assets:
Goodwill	37,062	37,062
Other, primarily deferred financing costs, net	8,954	9,434
Other intangibles, net	9,290	9,751

Total assets	$251,035	$249,185

Liabilities and Shareholders’ Deficiency
Current liabilities:
Current portion of long-term debt	$1,079	$1,084
Book overdrafts	1,303	2,480
Accounts payable	12,672	14,393
Accrued compensation	8,840	8,895
Accrued interest	11,046	4,481
Other accrued expenses	4,499	3,840

Total current liabilities	39,439	35,173

Long-term debt, less current portion	292,727	299,396
Pension liability	5,322	5,249
Deferred income taxes	6,371	6,166

Commitments and contingencies

Shareholders’ deficiency:
Common stock, $0.01 par value; 500,000,000 shares authorized, 123,455,602.21 and 123,438,105.21 shares issued and outstanding at March 31, 2006, and December 31, 2005, respectively	1,235	1,234
Additional paid in capital	1,146	820
Accumulated deficit	(90,025)	(93,579)
Deferred compensation	—	(94)
Accumulated other comprehensive loss	(5,180)	(5,180)

Total shareholders’ deficiency	(92,824)	(96,799)

Total liabilities and shareholders’ deficiency	$251,035	$249,185

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Statements of Cash Flows

(dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$3,553	$971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,249	10,226
Amortization of intangibles and deferred financing costs	890	445
Provision for doubtful accounts	331	295
Provision for inventory obsolescence	175	162
Non-cash stock-based compensation expense	403	6
Gain on sales and disposal of equipment	(443)	(348)
Deferred income taxes	141	139
Changes in operating assets and liabilities
Accounts receivable	(1,824)	(2,317)
Inventories and other operating assets	(555)	2,993
Accounts payable and accrued expenses	7,228	4,762

Net cash provided by operating activities	20,148	17,334

Cash flows from investing activities:
Movable medical equipment purchases	(12,178)	(9,547)
Property and office equipment purchases	(868)	(1,055)
Proceeds from disposition of movable medical equipment	729	525

Net cash used in investing activities	(12,317)	(10,077)

Cash flows from financing activities:
Proceeds under revolving credit facility agreements	18,400	25,131
Payments under revolving credit facility agreements	(24,810)	(24,699)
Payments under capital lease obligations	(263)	—
Payment of deferred financing cost	—	(4)
Proceeds from issuance of common stock, net of issuance costs	19	5
Change in book overdrafts	(1,177)	(4,691)

Net cash used in financing activities	(7,831)	(4,258)

Net change in cash and cash equivalents	$—	$2,999
Cash and cash equivalents at the beginning of period	$—	$—
Cash and cash equivalents at the end of period	$—	$2,999

Supplemental cash flow information:
Interest paid	$535	$727

Movable medical equipment purchases included in accounts payable	4,070	3,529

Income taxes paid	48	305

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

NOTES TO UNAUDITED QUARTERLY FINANCIAL STATEMENTS

1. Basis of Presentation

The interim financial statements included in this Form 10-Q have been prepared by Universal Hospital Services, Inc. (“we”, “our”, or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The interim financial statements presented herein as of March 31, 2006, and for the three months ended March 31, 2006 and 2005, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. These adjustments are all of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year.

The December 31, 2005, balance sheet amounts were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.

2. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R) (revised 2004), Share-Based Payments, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be valued at the fair value on the date of grant and be expensed over the applicable vesting period. We adopted SFAS No. 123(R) on January 1, 2006 (see note 3).

3. Stock-Based Compensation

Prior to January 1, 2006, we applied the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based compensation. As a result, no compensation expense was recognized for stock options granted with exercise prices equivalent to the fair market value of stock on date of grant. Effective January 1, 2006, we adopted SFAS No. 123(R), Share Based Payment, using the modified prospective application method. Under this method, as of January 1, 2006, we will apply the provisions of this Statement to new and modified awards, as well as to the nonvested portion of awards granted before the required effective date and outstanding at such time.

The adoption of this pronouncement had no effect on compensation cost recorded in 2005 related to stock options, which will continue to be disclosed on a pro forma basis only. As a result of adopting SFAS No. 123(R) on January 1, 2006, our net income for the quarter ended March 31, 2006, is $0.4 million lower than if we had continued to account for stock-based compensation under APB Opinion No. 25.

An additional requirement of SFAS No. 123(R) is that estimated forfeitures be considered in determining compensation expense. As previously permitted, we recorded forfeitures when they occurred. We have estimated our forfeiture rate at 2.5% per annum. As of March 31, 2006, the total compensation cost for nonvested awards not yet recognized in our statements of income was $5.9 million, net of the effect of estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 5.4 years.

All options allow for the purchase of shares of common stock at prices equal to the stock’s market value at the date of grant. A portion of our options vest over four years. The remaining portion vests at the end of eight years, with potential for earlier vesting subject to certain performance or other thresholds. Employees forfeit unvested options when they terminate their employment with the company and must exercise their vested options at that time or they will also be forfeited. We determine the fair value of options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on the straight-line basis over the options’ vesting periods. The following assumptions were used in determining the fair value of stock options granted during the first quarter of 2006, under the Black-Scholes model:

Risk-free interest rate	4.7%
Expected volatility	43.7%
Dividend Yield	N/A
Expected option life (years)	8.0

The risk-free interest rate for periods within the ten year contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date. Expected volatility is based on the historical volatility of the stock of companies within our peer group. The eight year expected option life reflects the average of the vesting term and the contractual term.

Information regarding our outstanding stock options for the quarter ended March 31, 2006 is as follows:

(in thousands except exercise price and years)	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at December 31, 2005	14,995	$1.04
Granted	210	1.41
Exercised	(17)	1.10
Forfeited or expired	(150)	$1.14
Outstanding at March 31, 2006	15,038	$1.04	$5,546	8.3
Exercisable at March 31, 2006	2,188	$1.00	$887	8.1
Remaining authorized options not yet issued	1,845

The weighted-average grant-date fair value of options granted during the quarter ended March 31, 2006 was $0.79 per share. The intrinsic value of a stock award is the amount by which the market value of the underlying stock exceeds the exercise price of the award. The total intrinsic value of options exercised during the quarter ended March 31, 2006, was negligible. The exercise price reflects management’s estimate of fair market value of the underlying stock at the time of option issuance. Shares supporting option exercises are sourced from new share issuances.

Prior to January 1, 2006, we measured compensation expense for our stock-based compensation plan using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no stock-based compensation expense had been recognized in our consolidated financial statements. Accordingly, compensation cost for stock options granted to employees was measured as the excess, if any, of the value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. Had compensation cost for our stock option plans been determined based on the fair value at the grant date for awards, our net income would have changed to the pro forma amounts indicated below for 2005 (dollars in thousands):

Three Months Ended March 31, 2005
Net income, as reported	$971
Add: Stock-based employee compensation included in reported net income	6
Less: Total stock-based employee compensation expense under fair value-based method	(124)
Pro forma net income	$853

4. Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

	March 31, 2006	December 31, 2005
10.125% senior notes	$260,000	$260,000
Amended credit agreement	31,700	38,106
Capital lease obligations	2,106	2,374

	293,806	300,480
Less: Current portion of long-term debt	(1,079)	(1,084)

Total long-term debt	$292,727	$299,396

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

In May 2005, the Company entered into an Amended and Restated Credit Agreement (“Amended Credit Agreement”) with a consortium of banks. The Amended Credit Agreement allows for borrowing up to $125 million, as defined in the agreement, and terminates in May 2010. Availability under the Amended Credit Agreement as of March 31, 2006, was approximately $81 million, representing our borrowing base of approximately $115 million less borrowings of $32 million and outstanding letters of credit of $2 million at that date. Borrowings under the Amended Credit Agreement are collateralized by substantially all of our assets.

Amounts borrowed under the Amended Credit Agreement generally bear interest on LIBOR-based and Index Rate formulas. The interest rate on March 31, 2006 was 2.25 percentage points over LIBOR and 1.00 percentage points over the Index Rate, with the interest rate margin subject to change based upon quarterly leverage ratios. Effective May 1, 2006, these rates will decline to 2.00 percentage points over LIBOR and 0.75 percentage points over the Index Rate. At March 31, 2006, our average LIBOR-based rate was 7.05% and our average Index Rate was 8.75%, both of which include the credit spreads noted above.

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

5. Segment Information

Our operating segments consist of Medical Equipment Outsourcing, Technical and Professional Services, and Medical Equipment Sales and Remarketing. Certain operating information on our segments is as follows (dollars in thousands):

	Three Months Ended March 31,
	Medical Equipment Outsourcing		Technical and Professional Services		Medical Equipment Sales and Remarketing		Total
	2006	2005	2006	2005	2006	2005	2006	2005
Revenues	$45,561	$43,181	$7,960	$7,493	$4,461	$4,597	$57,982	$55,271
Cost of revenue	13,777	13,237	5,460	5,445	3,177	3,636	22,414	22,318
Movable medical equipment depreciation	9,029	9,273					9,029	9,273

Gross margin	$22,755	$20,671	$2,500	$2,048	$1,284	$961	$26,539	$23,680

6. Pension Plan

The components of net periodic pension costs are as follows (dollars in thousands):

	Three Months Ended March 31,
	2006	2005
Service cost	$—	$—
Interest cost	248	238
Expected return on plan assets	(252)	(246)
Recognized net actuarial loss	77	58

Total cost	$73	$50

Future benefit accruals for all participants were frozen as of December 31, 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the accompanying financial statements and notes.

BUSINESS OVERVIEW

Our Company

Universal Hospital Services, Inc. (“we”, “our”, “UHS” or “the Company”) is a leading, nationwide provider of medical equipment outsourcing and services to the health care industry. Our customers include national, regional and local acute care hospitals, alternate site providers (such as nursing homes and home care providers) and medical equipment manufacturers. Our diverse customer base includes more than 3,300 acute care hospitals and approximately 3,050 alternate site providers. We also have extensive and long-standing relationships with over 200 major medical equipment manufacturers and many of the nation’s largest group purchasing organizations (“GPOs”) and integrated delivery networks. All of our services leverage our nationwide network of offices and our more than 65 years of experience managing and servicing all aspects of movable medical equipment. These services are paid for by our customers and not directly through reimbursement from governmental or other third-party payors.

Our operating segments consist of Medical Equipment Outsourcing, Technical and Professional Services, and Medical Equipment Sales and Remarketing. We evaluate the performance of our operating segments based on gross margin. The accounting policies of the individual operating segments are the same as those of the entire company.

Medical Equipment Outsourcing Segment - Manage & Utilize

Our flagship business is our Medical Equipment Outsourcing segment, which accounted for $45.6 million, or approximately 78.6%, of our revenues for the first quarter of 2006 and $43.2 million, or approximately 78.1%, of our revenues for the first quarter of 2005. We own approximately 164,000 pieces of movable medical equipment, primarily in the categories of respiratory therapy, newborn care, critical care, patient monitors, and bariatric and pressure area management. In our outsourcing programs we provide our customers with the use of movable medical equipment, and we maintain the equipment for our customers by performing preventative maintenance, repairs, cleaning and testing, and maintaining certain reporting records. We also provide prompt replacement of any defective equipment and the flexibility to upgrade equipment as technology changes. We have three primary outsourcing programs: Supplemental (Peak Needs) Outsourcing; Long Term Outsourcing; and the Asset Management Partnership Program (“AMPP”).

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

Technical and Professional Services Segment - Plan & Acquire; Maintain & Repair

Our Technical and Professional Services segment accounted for $8.0 million, or approximately 13.7%, of our revenues for the first quarter of 2006 and $7.5 million, or approximately 13.6%, of our revenues for the first quarter of 2005. We leverage our 65 plus years of experience and our extensive equipment database in repairing and maintaining medical equipment. We offer a broad range of inspection, preventative maintenance, repair, logistic and consulting services through our team of over 200 technicians and professionals located in our nationwide network of district offices and service centers. Our technical and professional service offerings are less capital intensive than our Medical Equipment Outsourcing segment, and provide a complementary alternative for customers that wish to own their medical equipment, but lack the expertise, funding or scale to perform maintenance, repair and analytical functions.

Medical Equipment Sales and Remarketing Segment - Redeploy & Remarket

Our Medical Equipment Sales and Remarketing segment accounted for $4.5 million, or approximately 7.7%, of our revenues for the first quarter of 2006 and $4.6 million, or approximately 8.3%, of our revenues for the first quarter of 2005. This segment includes three business activities:

Medical Equipment Remarketing and Disposal. We are one of the nation’s largest buyers and sellers of pre-owned movable medical equipment. We also remarket used medical equipment to hospitals, alternate care providers, veterinarians and equipment brokers. We offer a wide range of equipment from our standard movable medical equipment to diagnostic, ultrasound and x-ray equipment.

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

RESULTS OF OPERATIONS

The following discussion addresses our financial condition as of March 31, 2006, and the results of operations and cash flows for the three months ended March 31, 2006, and 2005. This discussion should be read in conjunction with the financial statements included elsewhere in this report and the Management’s Discussion and Analysis and Financial section included in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The following table provides a summary of selected financial data as a percentage of total revenues and also indicates the percentage increase or decrease of this data over the prior comparable period:

	Percent of Total Revenues		Percent Increase (Decrease)
	Three Months Ended March 31,		Qtr 1 2006 Over Qtr 1 2005
	2006	2005
Revenue
Medical equipment outsourcing	78.6%	78.1%	5.5%
Technical and professional services	13.7	13.6	6.2
Medical equipment sales and remarketing	7.7	8.3	(3.0)

Total revenues	100.0	100.0	4.9

Cost of Sales
Cost of medical equipment outsourcing	23.8	23.9	4.1
Cost of technical and professional services	9.4	9.9	0.3
Cost of medical equipment sales and remarketing	5.5	6.6	(12.6)
Movable medical equipment depreciation	15.6	16.8	(2.6)

Total costs of medical equipment outsourcing, service and sales	54.2	57.2	(0.5)

Gross margin	45.8	42.8	12.1

Selling, general and administrative	25.8	26.9	0.7

Operating income	20.0	15.9	31.2

Interest expense	13.5	13.8	2.2

Income before income taxes	6.5	2.1	218.9

Provision for income taxes	0.4	0.4	(1.4)

Net income	6.1%	1.7%	265.9%

Comparison of First Quarter 2006 to First Quarter 2005

Medical Equipment Outsourcing Segment – Manage & Utilize

(dollars in thousands)

	Three Months Ended March 31,		Change	% Change
	2006	2005
Total revenue	$45,561	$43,181	$2,380	5.5%
Cost of revenue	13,777	13,237	540	4.1
Movable medical equipment depreciation	9,029	9,273	(244)	(2.6)

Gross margin	$22,755	$20,671	$2084	10.1%
Gross margin %	49.9%	47.9%

Total revenue in the Medical Equipment Outsourcing segment rose $2.4 million, or 5.5%, to $45.6 million in the first quarter of 2006. This increase was driven by organic and competitive takeaway growth in our acute care customer base, increased activity in our AMPP customers, and incremental business from new and existing technology in our fleet, offsetting a weaker flu season as compared to 2005.

Total cost of revenue in the segment rose $0.5 million, or 4.1%, to $13.8 million in the first quarter of 2006. This increase is primarily attributable to higher repair expenses of $0.2 million, employee-related costs of $0.1 million, facilities and occupancy expenses of $0.1 million, and other increased costs of $0.1 million.

Movable medical equipment depreciation decreased $0.2 million, or 2.6%, to $9.0 million in the first quarter of 2006. This decrease primarily reflects a reduction in equipment obsolescence between periods, offsetting a slight increase in the average equipment value during the first quarter of 2006.

Gross margin percentage for the medical equipment outsourcing segment increased from 47.9% in the first quarter of 2005 to 49.9% in the first quarter of 2006. This increase is primarily attributable to increased revenues, higher observed patient acuity, the continued benefit of operating efficiency programs begun in 2005 and higher equipment utilization.

Technical and Professional Services Segment – Plan & Acquire; Maintain & Repair

(dollars in thousands)

	Three Months Ended March 31,		Change	% Change
	2006	2005
Total revenue	$7,960	$7,493	$467	6.2%
Cost of revenue	5,460	5,445	15	0.3

Gross margin	$2,500	$2,048	$452	22.1%
Gross margin %	31.4%	27.3%

Total revenue in the Technical and Professional Services segment rose $0.5 million, or 6.2%, to $8.0 million in the first quarter of 2006. This revenue increase was primarily driven by growth in activity with customers under our Community Hospital Asset Management Programs. We also experienced growth in our supplemental, or response-based, and manufacturer services businesses, both of which are transactional in nature and such results reflect increased customer demand.

Total cost of revenue in the segment rose slightly to $5.5 million in the first quarter of 2006. Cost increases were generally mitigated by the impact from continuous improvement efforts in tandem with lower technician headcount.

Gross margin percentage for the technical and professional services segment increased from 27.3% in the first quarter of 2006 to 31.4% in the first quarter of 2006. Margins benefited from increased revenues, the continued benefit of operating efficiency programs begun in 2005 and improved technician productivity. We believe that margin levels experienced during the quarter are not sustainable due to competitive settings.

Medical Equipment Sales and Remarketing Segment – Redeploy & Remarket

(dollars in thousands)

	Three Months Ended March 31,		Change	% Change
	2006	2005
Total revenue	$4,461	$4,597	$(136)	(3.0)%
Cost of revenue	3,177	3,636	(459)	(12.6)

Gross margin	$1,284	$961	$323	33.6%
Gross margin %	28.8%	20.9%

Total revenue in the Medical Equipment Sales and Remarketing segment declined $0.1 million, or 3.0%, to $4.5 million in the first quarter of 2006. This decrease was caused by reduced sales of disposable items of $0.3 million partially offset by higher new equipment sales of $0.1 million and higher used and brokerage equipment sales of $0.1 million.

Total cost of revenue in the segment decreased $0.5 million, or 12.6%, to $3.2 million in the first quarter of 2006. This decrease is primarily attributable to lower costs of used and brokerage equipment of $0.3 million, lower costs of disposable goods sold of $0.2 million, partially offset by increased costs of new equipment sales of $0.1 million.

Gross margin percentage for the medical equipment sales and remarketing segment increased from 20.9% in the first quarter of 2005 to 28.8% in the first quarter of 2006. Margins in this segment will fluctuate based on used equipment availability and the transactional nature of the business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses rose $0.1 million, or 0.7%, to $15.0 million in the first quarter of 2006. The minimal increase is primarily due to continuous improvement efforts coupled with operating efficiencies implemented in the second half of 2005 that resulted in a reduced cost structure. These cost-saving initiatives mostly offset other general cost increases resulting from increased business activity. Selling, general and administrative expenses as a percentage of total revenue for the first quarter of 2006, decreased to 25.8% from 26.9% for the same period of 2005.

Interest Expense

Interest expense rose $0.2 million, or 2.2%, to $7.8 million in the first quarter of 2006. The increase was driven by higher interest rates, partially offsetting marginally lower average borrowings. Average total borrowings decreased for the first quarter of 2006 to $295.7 million from $296.8 million for the same period of 2005. Our average effective interest rate on variable rate debt increased to 7.2% during the first quarter of 2006 from 5.7% in the first quarter of 2005.

Income Taxes

Tax expense decreased 1.4% to $0.2 million in the first quarter of 2006. Income tax expense relates primarily to valuation allowances established for net operating losses not recognized as well as minimum state taxes.

Net Income

Net income rose $2.6 million, or 265.9%, to $3.6 million, in the first quarter of 2006. The increase is primarily due to increased gross margin of $2.9 million partially offset by increased interest expense of $0.2 million and higher selling, general and administrative expenses of $0.1 million.

EBITDA

EBITDA (earnings before interest, taxes, depreciation, and amortization) for the three months ended March 31, 2006, was $22.3 million, representing a $2.8 million, or 14.3%, increase from $19.5 million for the same period of 2005. This increase is primarily driven by revenue growth and the continued benefits of operating efficiency programs put in place during the second half of 2005 generating increased gross margin of $2.9 million.

EBITDA is not intended to represent an alternative to operating income or cash flows from operating, financing or investing activities (as determined in accordance with generally accepted accounting principles (“GAAP”)) as a measure of performance, and is not representative of funds available for discretionary use due to our financing obligations. EBITDA, as defined by us, may not be calculated consistently among other companies applying similar reporting measures. EBITDA is included because it is a widely accepted financial indicator used by certain investors and financial analysts to assess and compare companies, and a version of EBITDA is an integral part of our debt covenant calculations. Management believes that EBITDA provides an important perspective on our ability to service our long-term obligations, our ability to fund continuing growth, and our ability to continue as a going concern. A reconciliation of operating cash flows to EBITDA is included below (dollars in thousands):

	Three Months Ended March 31,
	2006	2005
Net cash provided by operating activities	$20,148	$17,334
Changes in operating assets and liabilities	(4,849)	(5,438)
Other non-cash expenses	(1,036)	(254)
Income tax expense	204	207
Interest expense	7,817	7,647

EBITDA	$22,284	$19,496

	Three Months Ended March 31,
Supplemental Information (dollars in thousands):	2006	2005
EBITDA	$22,284	$19,496
Net cash provided by operating activities	20,148	17,334
Net cash used in investing activities	(12,317)	(10,077)
Net cash used in financing activities	(7,831)	(4,258)
Movable medical equipment depreciation	9,029	9,273
Non-movable medical equipment depreciation and amortization	2,110	1,398

Other operating data:

Movable medical equipment owned (approximate units at end of period)	164,000	151,000
Offices (at end of period)	76	76
Number of outsourcing hospital customers (approximate number at end of period)	3,300	3,200
Number of total outsourcing customers (approximate number at end of period)	6,350	6,350

SEASONALITY

Quarterly operating results are typically affected by seasonal factors. Historically, our first and fourth quarters are the strongest, reflecting increased hospital utilization during the fall and winter months.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are expected to be cash flows from operating activities and borrowings under our Amended Credit Agreement that we entered into in May 2005 which matures in May 2010. It is anticipated that our principal uses of liquidity will be to fund capital expenditures related to purchases of movable medical equipment, provide working capital, meet debt service requirements and finance our strategic plans.

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

Net cash provided by operating activities during the three months ended March 31, 2006, was $20.1 million, compared to $17.3 million in the same period of 2005. This increase is primarily attributable to higher net income of $2.6 million and favorable changes in operating assets and liabilities. Net cash used in investing activities during the three months ended March 31, 2006, was $12.3 million, compared to $10.1 million in the same period of 2005. This increase was primarily attributable to higher purchases of rental equipment to meet customer demand and timing differences of $1.7 related to equipment placed in service in 2005 and paid for in 2006. Net cash used in financing activities during the three months ended March 31, 2006, was $7.8 million, compared to $4.3 million in 2005, the primary difference relating to higher net pay down of debt in 2006.

Based on the level of operating performance expected in 2006, we believe our cash from operations, together with additional borrowings under our Amended Credit Agreement, will meet our liquidity needs for the foreseeable future, exclusive of any borrowings that we may make to finance potential acquisitions. However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could be adversely affected. Availability under our Amended Credit Agreement as of March 31, 2006, was approximately $81 million, representing our borrowing base of $115 million, net of outstanding letters of credit of $2 million and borrowings of $32 million at that date. Our levels of borrowing are further restricted by the financial covenants set forth in our Amended Credit Agreement and the indenture governing our 10.125% Senior Notes, which covenants are described in our 2005 annual report on Form 10-K filed with the Securities and Exchange Commission. As of March 31, 2006, the Company was in compliance with all covenants under the Amended Credit Agreement.

RECENT ACCOUNTING PRONOUNCEMENT

Prior to January 1, 2006, we applied the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based compensation. As a result, no compensation expense was recognized for stock options granted with exercise prices equivalent to the fair market value of stock on date of grant. Effective January 1, 2006, we adopted SFAS No. 123(R), Share Based Payment, using the modified prospective application method. Under this method, as of January 1, 2006, we will apply the provisions of this Statement to new and modified awards, as well as to the nonvested portion of awards granted before the required effective date and outstanding at such time.

The adoption of this pronouncement had no effect on compensation cost recorded in 2005 related to stock options, which will continue to be disclosed on a pro forma basis only. As a result of adopting SFAS No. 123(R) on January 1, 2006, our net income for the quarter ended March 31, 2006, is $0.4 million lower than if we had continued to account for stock-based compensation under APB Opinion No. 25.

An additional requirement of SFAS No. 123(R) is that estimated forfeitures be considered in determining compensation expense. As previously permitted, we recorded forfeitures when they occurred. We have estimated our forfeiture rate at 2.5% per annum. As of March 31, 2006, the total compensation cost for nonvested awards not yet recognized in our statements of income was $5.9 million, net of the effect of estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 5.4 years.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: We believe statements in this quarterly report looking forward in time involve risks and uncertainties. The following factors, among others, could adversely affect our business, operations and financial condition causing our actual results to differ materially from those expressed in any forward-looking statements: our history of net losses and substantial interest expense; our need for substantial cash to operate and expand our business as planned; our substantial outstanding debt and debt service obligations; restrictions imposed by the terms of our debt; a decrease in the number of patients our customers are serving; our ability to effect change in the manner in which healthcare providers traditionally procure medical equipment; the absence of long-term commitments with customers; our ability to renew contracts with group purchasing organizations and integrated delivery networks; changes in reimbursement rates and policies by third-party payors; the impact of health care reform initiatives; the impact of significant regulation of the health care industry and the need to comply with those regulations; difficulties or delays in our continued expansion into certain of our businesses/geographic markets and developments of new businesses/geographic markets; additional credit risks in increasing business with home care providers and nursing homes, impacts of equipment product recalls or obsolescence; and increases in vendor costs that cannot be passed through to our customers. See the risk factors discussed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk is interest rate risk associated with our debt instruments. We use both fixed and variable rate debt as sources of financing. At March 31, 2006, we had approximately $293.8 million of total debt outstanding, of which $31.7 million was bearing interest at variable rates approximating 7.2%. A one percentage point change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $0.1 million for the first quarter of 2006 and 2005. We have not entered into, and do not plan to enter into, any derivative financial instruments for trading or speculative purposes. Historically, we have not engaged in hedging activities. As of March 31, 2006, we had no other material exposure to market risk.

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

During the first quarter of 2006, there has been no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation arising out of operations in the normal course of business. As of March 31, 2006, we were not a party to any pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results, financial position, or cash flows.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or results of operations. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the first quarter of 2006, pursuant to the exercise of outstanding options, we sold common stock to departing employees in the amounts and on the dates set forth below.

Date of Sale	Shares Sold (#)	Amount of Sale ($)
January 24, 2006	2,500	$2,500.00
February 27, 2006	1,666	1,666.00
March 2, 2006	1,666	1,666.00
March 7, 2006	1,666	1,666.00
March 14, 2006	1,666	1,666.00
March 29, 2006	8,333	9,999.60

	17,497	$19,163.60

The sale on March 29, 2006, was completed pursuant to the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended. The other sales were completed pursuant to the exemption from registration provided under Rule 701 of the regulations of the Securities Act of 1933, as amended.

The proceeds from the sale of such shares were added to our general funds and used for general corporate purposes.

On March 31, 2006, the Company offered options to purchase 209,500 shares to certain employees under the 2003 Stock Option Plan. All of the foregoing options were issued with an exercise price of $1.41 per share, the fair market value of a share of common stock on the date of grant as determined by the board of directors.

We did not repurchase any of our equity securities during the first quarter of 2006.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Number	Description
3.1a	Certificate of Amendment to Certificate of Incorporation of Universal Hospital Services, Inc.*

3.1b	Certificate of Incorporation of Universal Hospital Services, Inc. **

3.2a	Amended and Restated Bylaws of Universal Hospital Services, Inc.*

3.3	Certification of Elimination of Series B 13% Cumulative Accruing Pay-In-Kind Preferred Stock of Universal Hospital Services, Inc.****

4.1	Form of certificate of common stock. **

4.2	Indenture, dated as of October 17, 2003, by and between Universal Hospital Services, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to the registrant’s 10.125% Senior Notes due 2011 (including Form of Note).*

4.3	Form of Amended and Restated Stockholders’ Agreement, dated October 17, 2003, by and among Universal Hospital Services, Inc., J.W. Childs Equity Partners III, L.P., JWC Fund III Co-invest LLC, Halifax Capital Partners, L.P. and the other stockholders of Universal Hospital Services, Inc.*

4.4	Exchange and Registration Rights Agreement, dated as of October 17, 2003, among Universal Hospital Services, Inc., Goldman, Sachs & Co,. Credit Suisse First Boston LLC, CIBC World Markets Corp. and Jefferies & Company, Inc.***

4.5	10.125% Senior Notes due 2011 in the aggregate principal amount of $259,880,000.***

4.6	10.125% Senior Note due 2011 in the aggregate principal amount of $120,000.**

4.7	Blanket Issuer Letter of Representations, dated as of October 17, 2003, among Universal Hospital Services, Inc., Wells Fargo Bank, National Association and the Depository Trust Company.**

Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Gary D. Blackford Pursuant to 18 U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Rex T. Clevenger Pursuant to 18 U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, and incorporated by reference herein.
**	Previously filed as an Exhibit to Form S-1/A filed on September 5, 2001, and incorporated herein by reference.

***	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-4 (File No. 333-111606) and incorporated by reference herein.
****	Previously filed as an Exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-111606) and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2006

Universal Hospital Services, Inc.

By	/s/ Gary D. Blackford
Gary D. Blackford,
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

By	/s/ Rex T. Clevenger
Rex T. Clevenger,
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Universal Hospital Services, Inc.

EXHIBIT INDEX TO REPORT ON FORM 10-Q

Number	Description
3.1a	Certificate of Amendment to Certificate of Incorporation of Universal Hospital Services, Inc.*

3.1b	Certificate of Incorporation of Universal Hospital Services, Inc. **

3.2a	Amended and Restated Bylaws of Universal Hospital Services, Inc.*

3.3	Certification of Elimination of Series B 13% Cumulative Accruing Pay-In-Kind Preferred Stock of Universal Hospital Services, Inc.****

4.1	Form of certificate of common stock. **

4.2	Indenture, dated as of October 17, 2003, by and between Universal Hospital Services, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to the registrant’s 10.125% Senior Notes due 2011 (including Form of Note).*

4.3	Form of Amended and Restated Stockholders’ Agreement, dated October 17, 2003, by and among Universal Hospital Services, Inc., J.W. Childs Equity Partners III, L.P., JWC Fund III Co-invest LLC, Halifax Capital Partners, L.P. and the other stockholders of Universal Hospital Services, Inc.*

4.4	Exchange and Registration Rights Agreement, dated as of October 17, 2003, among Universal Hospital Services, Inc., Goldman, Sachs & Co,. Credit Suisse First Boston LLC, CIBC World Markets Corp. and Jefferies & Company, Inc.***

4.5	10.125% Senior Notes due 2011 in the aggregate principal amount of $259,880,000.***

4.6	10.125% Senior Note due 2011 in the aggregate principal amount of $120,000.**

4.7	Blanket Issuer Letter of Representations, dated as of October 17, 2003, among Universal Hospital Services, Inc., Wells Fargo Bank, National Association and the Depository Trust Company.**

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Gary D. Blackford Pursuant to 18 U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Rex T. Clevenger Pursuant to 18 U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, and incorporated by reference herein.
**	Previously filed as an Exhibit to Form S-1/A filed on September 5, 2001, and incorporated herein by reference.
***	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-4 (File No. 333-111606) and incorporated by reference herein.
****	Previously filed as an Exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-111606) and incorporated by reference herein.