Form 10-Q
period 2006-06-30
UNIVERSAL HOSPITAL SERVICES INC
filed 2006-08-09
CIK 886171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________________

Commission File Number: 000-20086

UNIVERSAL HOSPITAL SERVICES, INC.
(Exact name of registrant as specified in its charter)
Delaware	41-0760940
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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
Yes ( )	No (X)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Larger accelerated filer ( )	Accelerated filer ( )	Non-accelerated filer (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ( )	No (X)

Number of shares of common stock outstanding as of August 8, 2006: 123,463,475.21

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements - Unaudited

Universal Hospital Services, Inc.

Statements of Operations
(dollars in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

Revenue	2006	2005	2006	2005
Medical equipment outsourcing	$43,157	$41,718	$88,718	$84,899
Technical and professional services	7,710	7,362	15,670	14,855
Medical equipment sales and remarketing	4,261	4,318	8,722	8,915
Total revenues	55,128	53,398	113,110	108,669

Cost of Sales
Cost of medical equipment outsourcing	14,163	13,235	27,940	26,472
Cost of technical and professional services	5,247	5,703	10,707	11,148
Cost of medical equipment sales and remarketing	3,259	3,478	6,436	7,114
Movable medical equipment depreciation	9,171	9,148	18,200	18,420
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	31,840	31,564	63,283	63,154
Gross margin	23,288	21,834	49,827	45,515

Selling, general and administrative	15,378	15,368	30,342	30,214
Operating income	7,910	6,466	19,485	15,301

Interest expense	7,887	7,774	15,704	15,421
Income (loss) before income taxes	23	(1,308)	3,781	(120)

Provision for income taxes	204	214	408	421
Net (loss) income	($181)	($1,522)	$3, 373	($541)

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Balance Sheets
(dollars in thousands, except share and per share information)
(unaudited)

	June 30,	December 31,
	2006	2005
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts of
$1,350 at June 30, 2006, and December 31, 2005	$39,564	$41,865
Inventories	5,304	5,117
Deferred income taxes	4,224	4,111
Other current assets	2,975	2,375
Total current assets	52,067	53,468

Property and equipment, net:
Movable medical equipment, net	124,527	126,775
Property and office equipment, net	14,237	12,695
Total property and equipment, net	138,764	139,470

Intangible assets:
Goodwill	37,062	37,062
Other, primarily deferred financing costs, net	8,482	9,434
Other intangibles, net	8,830	9,751
Total assets	$245,205	$249,185

Liabilities and Shareholders' Deficiency
Current liabilities:
Current portion of long-term debt	$1,434	$1,084
Book overdrafts	1,582	2,480
Accounts payable	9,261	14,393
Accrued compensation	7,552	8,895
Accrued interest	4,434	4,481
Other accrued expenses	3,595	3,840
Total current liabilities	27,858	35,173

Long-term debt, less current portion	298,006	299,396
Pension liability	5,365	5,249
Deferred income taxes	6,562	6,166

Commitments and contingencies

Shareholders' deficiency:
Common stock, $0.01 par value; 500,000,000 shares authorized,
123,463,475.21 and 123,438,105.21 shares issued and
outstanding at June 30, 2006, and December 31, 2005, respectively	1,235	1,234
Additional paid in capital	1,565	820
Accumulated deficit	(90,206)	(93,579)
Deferred compensation	-	(94)
Accumulated other comprehensive loss	(5,180)	(5,180)
Total shareholders' deficiency	(92,586)	(96,799)
Total liabilities and shareholders' deficiency	$245,205	$249,185

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$3,373	($541)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	20,721	20,286
Amortization of intangibles and deferred financing costs	1,779	1,758
Provision for doubtful accounts	655	533
Provision for inventory obsolescence	275	60
Non-cash stock-based compensation expense	812	9
Gain on sales and disposal of equipment	(743)	(601)
Deferred income taxes	283	277
Changes in operating assets and liabilities
Accounts receivable	1,740	(917)
Inventories and other operating assets	(1,062)	1,546
Accounts payable and accrued expenses	(3,010)	(1,625)
Net cash provided by operating activities	24,823	20,785
Cash flows from investing activities:
Movable medical equipment purchases	(20,273)	(17,148)
Property and office equipment purchases	(2,154)	(2,092)
Proceeds from disposition of movable medical equipment	1,428	1,328
Net cash used in investing activities	(20,999)	(17,912)
Cash flows from financing activities:
Proceeds under revolving credit facility agreements	48,412	52,455
Payments under revolving credit facility agreements	(50,843)	(49,906)
Payments under capital lease obligations	(523)	-
Payment of deferred financing cost	-	(856)
Proceeds from issuance of common stock, net of issuance costs	28	6
Change in book overdrafts	(898)	(4,572)
Net cash used in financing activities	(3,824)	(2,873)
Net change in cash and cash equivalents	$-	$-

Cash and cash equivalents at the beginning of period	$-	$-
Cash and cash equivalents at the end of period	$-	$-

Supplemental cash flow information:
Interest paid	$14,871	$14,727
Movable medical equipment purchases included in accounts payable	$2,137	$5,241
Income taxes paid	$227	$231

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

NOTES TO UNAUDITED QUARTERLY FINANCIAL STATEMENTS

1. Basis of Presentation

The interim financial statements included in this Form 10-Q have been prepared by Universal Hospital Services, Inc. (“we,” “our” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The interim financial statements presented herein as of June 30, 2006, and for the three and six months ended June 30, 2006 and 2005, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. These adjustments are all of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year.

The December 31, 2005, balance sheet amounts were derived from audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America.

2.  Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We believe the adoption of FIN 48 will not have a material impact on our financial position or results of operations.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R) (revised 2004), Share-Based Payments, which is a revision of SFAS No. 123 and supersedes Accounting Principals Board (“APB”) Opinion No. 25. SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be valued at the fair value on the date of grant and be expensed over the applicable vesting period. We adopted SFAS No. 123(R) on January 1, 2006 (see note 3).

3.  Stock-Based Compensation

Prior to January 1, 2006, we applied the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based compensation. As a result, no compensation expense was recognized for stock options granted with exercise prices equivalent to the fair market value of stock on date of grant. Effective January 1, 2006, we adopted SFAS No. 123(R) using the modified prospective application method. Under this method, as of January 1, 2006, we have applied the provisions of this Statement to new and modified awards, as well as to the nonvested portion of awards granted before the required effective date and outstanding at such time.

The adoption of this pronouncement had no effect on compensation cost recorded in 2005 related to stock options, which will continue to be disclosed on a pro forma basis only. As a result of adopting SFAS No. 123(R) on January 1, 2006, our net income for the quarter and six months ended June 30, 2006 was $0.4 million and $0.8 million lower, respectively, than if we had continued to account for stock-based compensation under APB Opinion No. 25.

An additional requirement of SFAS No. 123(R) is that estimated forfeitures be considered in determining compensation expense. As previously permitted, we recorded forfeitures when they occurred. We have estimated our forfeiture rate at 2.5% per annum. As of June 30, 2006, the total compensation cost for nonvested awards not yet recognized in our statements of income was $5.5 million, net of the effect of estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 5.1 years.

All options allow for the purchase of shares of common stock at prices equal to the stock’s market value at the date of grant. A portion of our options vest over four years. The remaining portion vests at the end of eight years, with potential for earlier vesting subject to certain performance or other thresholds. Employees forfeit unvested options when they terminate their employment with the company and must exercise their vested options at that time or they will also be forfeited. We determine the fair value of options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on the straight-line basis over the options’ vesting periods. The following assumptions were used in determining the fair value of stock options granted during the six months ended June 30, 2006, under the Black-Scholes model:

Risk-free interest rate	4.7%
Expected volatility	43.7%
Dividend Yield	None
Expected option life (years)	8.0

The risk-free interest rate for periods within the ten year contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date. Expected volatility is based on the historical volatility of the stock of companies within our peer group. The eight year expected life of stock options granted to employees represents the weighted average of the result of the “simplified” method applied to “plain vanilla” options granted during the period, as provided within Staff Accounting Bulletin No. 107 (“SAB 107”). The expected life of stock options granted represents the weighted average period that those options are expected to remain outstanding and is based on analysis of historical behavior of option holders.

Information regarding our outstanding stock options for the six months ended June 30, 2006 is as follows:
(in thousands except exercise price and years)	Number of Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at December 31, 2005	15,066	$1.04
Granted	210	1.41
Exercised	(25)	1.11
Forfeited or expired	(361)	1.17

Outstanding at June 30, 2006	14,890	$1.04	$2,524	8.0

Exercisable at June 30, 2006	2,170	$1.00	$447	7.9

Remaining authorized options not issued	2,230

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 was $0.79 per share. The intrinsic value of a stock award is the amount by which the market value of the underlying stock exceeds the exercise price of the award. The total intrinsic value of options exercised during the six months ended June 30, 2006, was negligible. The exercise price reflects management’s estimate of fair market value of the underlying stock at the time of option issuance. Shares supporting option exercises are sourced from new share issuances.

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

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Net loss, as reported	($1,522)	($541)
Add: Stock-based employee compensation included
in reported net loss	$3	$9
Less: Total stock-based employee compensation
expense under fair value-based method	($121)	($245)
Pro forma net loss	($1,640)	($777)

4. Long-Term Debt

Long-term debt consists of the following (dollars in thousands):
	June 30, 2006	December 31, 2005
10.125% senior notes	$260,000	$260,000
Amended credit agreement	35,675	38,106
Capital lease obligations	3,765	2,374
	299,440	300,480

Less: Current portion of long-term debt	(1,434)	(1,084)

Total long-term debt	$298,006	$299,396

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

In May 2005, the Company entered into an Amended and Restated Credit Agreement (“Amended Credit Agreement”) with a consortium of banks. The Amended Credit Agreement allows for borrowing up to $125 million, as defined in the agreement, and terminates in May 2010. Availability under the Amended Credit Agreement as of June 30, 2006, was approximately $72 million, representing our borrowing base of approximately $110 million less borrowings of $36 million and outstanding letters of credit of $2 million at that date. Borrowings under the Amended Credit Agreement are collateralized by substantially all of our assets.

Amounts borrowed under the Amended Credit Agreement generally bear interest on LIBOR-based and Index Rate formulas. The interest rate on June 30, 2006 was 2.00 percentage points over LIBOR and 0.75 percentage points over the Index Rate, with the interest rate margin subject to change based upon quarterly leverage ratios. Prior to May 1, 2006 the rates were 2.25 percentage points over LIBOR and 1.00 percentage points over the Index Rate. At June 30, 2006, our LIBOR-based rate was 7.35% and our Index Rate was 9.00%, both of which include the credit spreads noted above.

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

5. Segment Information

Our operating segments consist of Medical Equipment Outsourcing, Technical and Professional Services, and Medical Equipment Sales and Remarketing. Certain operating information for our segments is as follows:

	Three Months Ended June 30,
	(dollars in thousands)
	Medical Equipment Outsourcing		Technical and Professional Services		Medical Equipment Sales and Remarketing		Total

	2006	2005	2006	2005	2006	2005	2006	2005
Revenues	$43,157	$41,718	$7,710	$7,362	$4,261	$4,318	$55,128	$53,398
Cost of revenue	14,163	13,235	5,247	5,703	3,259	3,478	22,669	22,416
Movable medical equipment depreciation	9,171	9,148	-	-	-	-	9,171	9,148
Gross margin	$19,823	$19,335	$2,463	$1,659	$1,002	$840	$23,288	$21,834

	Six Months Ended June 30,
	(dollars in thousands)
	Medical Equipment Outsourcing		Technical and Professional Services		Medical Equipment Sales and Remarketing		Total

	2006	2005	2006	2005	2006	2005	2006	2005
Revenues	$88,718	$84,899	$15,670	$14,855	$8,722	$8,915	$113,110	$108,669
Cost of revenue	27,940	26,472	10,707	11,148	6,436	7,114	45,083	44,734
Movable medical equipment depreciation	18,200	18,420	-	-	-	-	18,200	18,420
Gross margin	$42,578	$40,007	$4,963	$3,707	$2,286	$1,801	$49,827	$45,515

6. Pension Plan

The components of net periodic pension costs are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Interest cost	$240	$238	487	$475
Expected return on plan assets	(253)	(247)	(505)	(493)
Recognized net actuarial loss	57	58	134	117
Service cost	-	-	-	-

Total cost	$44	$49	$116	$99

Future benefit accruals for all participants were frozen as of December 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the accompanying financial statements and notes.

BUSINESS OVERVIEW

Our Company

Universal Hospital Services, Inc. (“we,” “our,” “UHS” or “the Company”) is a leading, nationwide provider of medical equipment outsourcing and services to the health care industry. Our customers include national, regional and local acute care hospitals, alternate site providers (such as nursing homes and home care providers) and medical equipment manufacturers. Our diverse customer base includes more than 3,300 acute care hospitals and approximately 3,050 alternate site providers. We also have extensive and long-standing relationships with over 200 major medical equipment manufacturers and many of the nation’s largest group purchasing organizations (“GPOs”) and integrated delivery networks. All of our services leverage our nationwide network of offices and our more than 65 years of experience managing and servicing all aspects of movable medical equipment. These services are paid for by our customers and not directly through reimbursement from governmental or other third-party payors.

Technical and Professional Services Segment	Medical Equipment Outsourcing Segment
Medical Equipment Sales and Remarketing Segment	Technical and Professional Services Segment

Our operating segments consist of Medical Equipment Outsourcing, Technical and Professional Services, and Medical Equipment Sales and Remarketing. We evaluate the performance of our operating segments based on gross margin. The accounting policies of the individual operating segments are the same as those of the entire company.

Medical Equipment Outsourcing Segment - Manage & Utilize

Our flagship business is our Medical Equipment Outsourcing segment, which accounted for $43.2 million, or approximately 78.3%, of our revenues for the second quarter of 2006 and $88.7 million, or approximately 78.4%, of our revenues for the first half of 2006. We own approximately 164,000 pieces of movable medical equipment, primarily in the categories of respiratory therapy, newborn care, critical care, patient monitors, and bariatric and pressure area management. In our outsourcing programs we provide our customers with the use of movable medical equipment, and we maintain the equipment for our customers by performing preventative maintenance, repairs, cleaning and testing, and maintaining certain reporting records. We also provide prompt replacement of any defective equipment and the flexibility to upgrade equipment as technology changes. We have three primary outsourcing programs: Supplemental (Peak Needs) Outsourcing; Long Term Outsourcing; and the Asset Management Partnership Program (“AMPP”).

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

Technical and Professional Services Segment - Plan & Acquire; Maintain & Repair

Our Technical and Professional Services segment accounted for $7.7 million, or approximately 14.0%, of our revenues for the second quarter of 2006 and $15.7 million, or approximately 13.9%, of our revenues for the first half of 2006. We leverage our 65 plus years of experience and our extensive equipment database in repairing and maintaining medical equipment. We offer a broad range of inspection, preventative maintenance, repair, logistic and consulting services through our team of over 225 technicians and professionals located in our nationwide network of district offices and service centers. Our technical and professional service offerings are less capital intensive than our Medical Equipment Outsourcing segment, and provide a complementary alternative for customers that wish to own their medical equipment, but lack the expertise, funding or scale to perform maintenance, repair and analytical functions.

Medical Equipment Sales and Remarketing Segment - Redeploy & Remarket

Our Medical Equipment Sales and Remarketing segment accounted for $4.3 million, or approximately 7.7%, of our revenues for the second quarter of 2006 and $8.7 million, or approximately 7.7%, of our revenues for the first half of 2006. This segment includes three business activities:

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

RESULTS OF OPERATIONS

The following discussion addresses our financial condition as of June 30, 2006, and the results of operations for the three and six months ended June 30, 2006, and 2005; and the cash flows for the six months ended June 30, 2006, and 2005. This discussion should be read in conjunction with the financial statements included elsewhere in this report and the Management's Discussion and Analysis and Financial section included in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The following table provides a summary of selected financial data as a percentage of total revenues and also indicates the percentage increase or decrease of this data over the prior comparable period:

	Percent of Total Revenues				Percent Increase (Decrease)
	Three Months Ended		Six Months Ended		Qtr 2 2006	Six Months
	June 30,		June 30,		Over	2006 Over
					Qtr 2	Six Months
Revenue	2006	2005	2006	2005	2005	2005
Medical equipment outsourcing	78.3%	78.1%	78.4%	78.1%	3.4%	4.5%
Technical and professional services	14.0	13.8	13.9	13.7	4.7	5.5
Medical equipment sales and remarketing	7.7	8.1	7.7	8.2	(1.3)	(2.2)
Total revenues	100.0	100.0	100.0	100.0	3.2	4.1

Cost of Sales
Cost of medical equipment outsourcing	25.7	24.8	24.7	24.4	7.0	5.5
Cost of technical and professional services	9.5	10.7	9.5	10.2	(8.0)	(4.0)
Cost of medical equipment sales and remarketing	5.9	6.5	5.7	6.5	(6.3)	(9.5)
Movable medical equipment depreciation	16.6	17.1	16.1	17.0	0.3	(1.2)
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	57.7	59.1	56.0	58.1	0.9	0.2
Gross margin	42.3	40.9	44.0	41.9	6.7	9.5

Selling, general and administrative	27.9	28.8	26.8	27.8	0.1	0.4
Operating income	14.4	12.1	17.2	14.1	22.3	27.3

Interest expense	14.3	14.6	13.9	14.2	1.5	1.8
Income (loss) before income taxes	0.1	(2.5)	3.3	(0.1)	*	*

Provision for income taxes	0.4	0.4	0.4	0.4	(4.7)%	(3.1)%
Net (loss) income	(0.3)%	(2.9)%	2.9%	(0.5)%	*	*

* Not Meaningful

Comparison of Second Quarter 2006 to Second Quarter 2005

Medical Equipment Outsourcing Segment - Manage & Utilize
(dollars in thousands)	Three Months Ended
	June 30,
	2006	2005	Change	% Change

Total revenue	$43,157	$41,718	$1,439	3.4%
Cost of revenue	14,163	13,235	928	7.0
Movable medical equipment depreciation	9,171	9,148	23	0.3
Gross margin	$19,823	$19,335	$488	2.5%

Gross margin %	45.9%	46.3%

Total revenue in the Medical Equipment Outsourcing segment rose $1.4 million, or 3.4%, to $43.2 million in the second quarter of 2006. This increase was driven by organic and competitive takeaway growth in our acute care customer base, increased activity in our AMPP customers, and incremental business from new and existing technology in our fleet, offsetting a weaker flu season as compared to 2005.

Total cost of revenue in the segment rose $0.9 million, or 7%, to $14.2 million in the second quarter of 2006. This increase is primarily attributable to higher employee related expenses of $0.6 million, higher gasoline costs of $0.1 million and other costs associated with increased revenues.

Movable medical equipment depreciation remained relatively flat at $9.2 million for the second quarter of 2006 as compared to the same period of 2005.

Gross margin percentage for the medical equipment outsourcing segment decreased slightly from 46.3% in the second quarter of 2005 to 45.9% in the second quarter of 2006. This decrease is primarily attributable to the impact of weak hospital admissions and the comparative lack of flu activity over 2005 moderately offsetting the benefits of operating efficiency programs begun in 2005.

Technical and Professional Services Segment - Plan & Acquire; Maintain & Repair
(dollars in thousands)	Three Months Ended
	June 30,
	2006	2005	Change	% Change

Total revenue	$7,710	$7,362	$348	4.7%
Cost of revenue	5,247	5,703	(456)	(8.0)
Gross margin	$2,463	$1,659	$804	48.5%

Gross margin %	31.9%	22.5%

Total revenue in the Technical and Professional Services segment rose $0.3 million, or 4.7%, to $7.7 million in the second quarter of 2006. This revenue increase was primarily driven by growth in activity with customers under our Community Hospital Asset Management Programs (CHAMP) and Total Equipment Asset Management program (TEAM). We also experienced growth in our supplemental, or response-based, and manufacturer services businesses, both of which are transactional in nature and such results reflect increased customer demand.

Total cost of revenue in the segment decreased $0.5 million, or 8.0% to $5.2 million in the second quarter of 2006. This decrease is primarily attributable to improved technician productivity and the benefits of our operating efficiency program begun in 2005.

Gross margin percentage for the technical and professional services segment increased from 22.5% in the second quarter of 2005 to 31.9% in the second quarter of 2006. Margins benefited from increased revenues, the continued benefit of operating efficiency programs begun in 2005 and improved technician productivity. We believe that margin levels experienced during the quarter are not sustainable due to competitive settings.

Medical Equipment Sales and Remarketing Segment - Redeploy & Remarket
(dollars in thousands)	Three Months Ended
	June 30,
	2006	2005	Change	% Change

Total revenue	$4,261	$4,318	($57)	(1.3)%
Cost of revenue	3,259	3,478	(219)	(6.3)
Gross margin	$1,002	$840	$162	19.3%

Gross margin %	23.5%	19.5%

Total revenue in the Medical Equipment Sales and Remarketing segment declined slightly by 1.3% to $4.3 million in the second quarter of 2006. This decrease was caused by reduced sales of disposable items.

Total cost of revenue in the segment decreased $0.2 million, or 6.3%, to $3.3 million in the second quarter of 2006. This decrease is primarily attributable to lower costs of disposable goods sold.

Gross margin percentage for the medical equipment sales and remarketing segment increased from 19.5% in the second quarter of 2005 to 23.5% in the second quarter of 2006. Margins in this segment will fluctuate based on used equipment availability and the transactional nature of the business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses remained relatively flat at $15.4 million for the second quarter of 2006 as compared to the same period of 2005. Selling, general and administrative expenses as a percentage of total revenue for the second quarter of 2006, decreased to 27.9% from 28.8% for the same period of 2005.

Interest Expense

Interest expense rose $0.1 million, or 1.5%, to $7.9 million in the second quarter of 2006. The increase was driven by higher interest rates, partially offsetting marginally lower average borrowings. Average total borrowings decreased for the second quarter of 2006 to $296.6 million from $299.8 million for the same period of 2005. Our average effective interest rate on variable rate debt increased to 7.4% during the second quarter of 2006 from 5.9% in the second quarter of 2005.

Income Taxes

Income tax expense remained relatively flat at $0.2 million for the second quarter of 2006 as compared to the same period of 2005. Income tax expense relates primarily to valuation allowances established for net operating losses not recognized as well as minimum state taxes.

Net Loss

For the second quarter of 2006 net loss decreased $1.3 million to a loss of $0.2 million. The increase is primarily due to increase in gross margin of $1.5 million, being partially offset by increased interest expense of $0.1 million and other costs associated with increased revenue levels.

Comparison of the First Six Months of 2006 to the First Six Months of 2005

Medical Equipment Outsourcing Segment - Manage & Utilize
(dollars in thousands)	Six Months Ended
	June 30,
	2006	2005	Change	% Change

Total revenue	$88,718	$84,899	$3,819	4.5%
Cost of revenue	27,940	26,472	1,468	5.5
Movable medical equipment depreciation	18,200	18,420	(220)	(1.2)
Gross margin	$42,578	$40,007	$2,571	6.4%

Gross margin %	48.0%	47.1%

Total revenue in the Medical Equipment Outsourcing segment rose $3.8 million, or 4.5%, to $88.7 million in the first six months of 2006. This increase was driven by organic and competitive takeaway growth in our acute care customer base, increased activity in our AMPP customers, and incremental business from new and existing technology in our fleet, offsetting a weaker flu season as compared to 2005.

Total cost of revenue in the segment rose $1.5 million, or 5.5%, to $27.9 million in the first six months of 2006. This increase is primarily attributable to higher employee related costs of $1.0 million, higher gasoline costs of $0.2 million and other costs associated with increased revenues.

Movable medical equipment depreciation decreased $0.2 million, or 1.2%, to $18.2 million in the first six months of 2006.

Gross margin percentage for the medical equipment outsourcing segment increased from 47.1% in the first six months of 2005 to 48.0% for the same period of 2006. This increase is primarily attributable to increased revenues and the benefits of operating efficiency programs put in place in the second half of 2005.

Technical and Professional Services Segment - Plan & Acquire; Maintain & Repair
(dollars in thousands)	Six Months Ended
	June 30,
	2006	2005	Change	% Change

Total revenue	$15,670	$14,855	$815	5.5%
Cost of revenue	10,707	11,148	(441)	(4.0)
Gross margin	$4,963	$3,707	$1,256	33.9%

Gross margin %	31.7%	25.0%

Total revenue in the Technical and Professional Services segment rose $0.8 million, or 5.5%, to $15.7 million in the first six months of 2006. This revenue increase was primarily driven by growth in activity with customers under our CHAMP and TEAM programs. We also experienced growth in our supplemental, or response-based, and manufacturer services businesses, both of which are transactional in nature and such results reflect increased customer demand.

Total cost of revenue in the segment decreased $0.4 million, or 4.0% to $10.7 million in the first six months of 2006. This decrease is primarily attributable to improved technician productivity and the benefits of our operating efficiency programs begun in 2005.

Gross margin percentage for the technical and professional services segment increased from 25.0% in the first six months of 2005 to 31.7% for the same period of 2006. Margins benefited from increased revenues, the continued benefit of operating efficiency programs begun in 2005 and improved technician productivity. We believe that margin levels experienced during the first six months are not sustainable due to competitive settings.

Medical Equipment Sales and Remarketing Segment - Redeploy & Remarket
(dollars in thousands)	Six Months Ended
	June 30,
	2006	2005	Change	% Change

Total revenue	$8,722	$8,915	($193)	(2.2)%
Cost of revenue	6,436	7,114	(678)	(9.5)
Gross margin	$2,286	$1,801	$485	26.9%

Gross margin %	26.2%	20.2%

Total revenue in the Medical Equipment Sales and Remarketing segment declined $0.2 million, or 2.2%, to $8.7 million in the first six months of 2006. This decrease was caused by reduced sales of disposable items of $0.5 million partially offset by higher new equipment sales of $0.2 million and higher used and brokerage equipment sales of $0.1 million.

Total cost of revenue in the segment decreased $0.7 million, or 9.5%, to $6.4 million in the first six months of 2006. This decrease is primarily attributable to lower costs of used and brokerage equipment of $0.3 million and lower costs of disposable goods sold of $0.4 million.

Gross margin percentage for the medical equipment sales and remarketing segment increased from 20.2% in the first six months of 2005 to 26.2% in the first six months of 2006. Margins in this segment will fluctuate based on used equipment availability and the transactional nature of the business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.1 million, or 0.4%, to $30.3 million in the first six months of 2006 as compared to the same period of 2005. Selling, general and administrative expenses as a percentage of total revenue for the first six months of 2006, decreased to 26.8% from 27.8% for the same period of 2005.

Interest Expense

Interest expense increased $0.3 million, or 1.8%, to $15.7 million in the first six months of 2006. The increase was driven primarily by higher interest rates. Average total borrowings decreased slightly to $297.9 million as compared to $298.1 for the same period of 2005. Our average effective interest rate on variable rate debt increased to 7.2% during the first six months of 2006 from 5.7% in the first six months of 2005.

Income Taxes

Income tax expense remained relatively flat at $0.4 million for the six months ended June 30, 2006 as compared to the same period of 2005. Income tax expense relates primarily to valuation allowances established for net operating losses not recognized as well as minimum state taxes.

Net Income

Net income rose $3.9 million to $3.4 million in the first six months of 2006. The increase is primarily due to increase in gross margin of $4.3 million offset by increased selling general and administrative expenses of $0.1 million and an increase in interest expense of $0.3 million.

EBITDA

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for the six months ended June 30, 2006, was $41.1 million, representing a $4.6 million, or 12.7%, increase from $36.5 million for the same period of 2005. This increase is primarily driven by revenue growth and the continued benefits of operating efficiency programs put in place during the second half of 2005 generating increased gross margin of $4.3 million.

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

	Six Months Ended June 30,
	2006	2005
Net cash provided by operating activities	$24,823	$20,785
Changes in operating assets and liabilities	2,332	996
Other non-cash expenses	(2,141)	(1,145)
Income tax expense	408	421
Interest expense	15,704	15,421

EBITDA	$41,126	$36,478

	Six Months Ended June 30,
Supplemental Information (dollars in thousands):	2006	2005

EBITDA	$41,126	$36,478
Net cash provided by operating activities	24,823	20,785
Net cash used in investing activities	(20,999)	(17,912)
Net cash used in financing activities	(3,824)	(2,873)
Movable medical equipment depreciation	18,200	18,420
Non-movable medical equipment depreciation and amortization	3,442	2,756

Other operating data:

Movable medical equipment owned (approximate units at end of period)	164,000	156,000
Offices (at end of period)	78	77
Number of outsourcing hospital customers (approximate number at end of period)	3,200	3,200
Number of total outsourcing customers (approximate number at end of period)	6,350	6,350

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

Net cash provided by operating activities during the six months ended June 30, 2006, was $24.8 million, compared to $20.8 million in the same period of 2005. This increase is primarily attributable to an increase in net income of $3.9 million. Net cash used in investing activities during the six months ended June 30, 2006, was $21.0 million, compared to $17.9 million in the same period of 2005. This increase was primarily attributable to higher purchases of rental equipment to meet customer demand. Net cash used in financing activities during the six months ended June 30, 2006, was $3.8 million, compared to $2.9 million in 2005, the primary difference relating to higher net pay down of debt in 2006.

Based on the level of operating performance expected in 2006, we believe our cash from operations, together with additional borrowings under our Amended Credit Agreement, will meet our liquidity needs for the foreseeable future, exclusive of any borrowings that we may make to finance potential acquisitions. However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could be adversely affected. Availability under our Amended Credit Agreement as of June 30, 2006, was approximately $72 million, representing our borrowing base of $110 million, net of outstanding letters of credit of $2 million and borrowings of $36 million. Our levels of borrowing are further restricted by the financial covenants set forth in our Amended Credit Agreement and the indenture governing our 10.125% Senior Notes, which covenants are described in our 2005 annual report on Form 10-K filed with the Securities and Exchange Commission. As of June 30, 2006, the Company was in compliance with all covenants under the Amended Credit Agreement.

RECENT ACCOUNTING PRONOUNCEMENT

Prior to January 1, 2006, we applied the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based compensation. As a result, no compensation expense was recognized for stock options granted with exercise prices equivalent to the fair market value of stock on date of grant. Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective application method. Under this method, as of January 1, 2006, we have applied the provisions of this Statement to new and modified awards, as well as to the nonvested portion of awards granted before the required effective date and outstanding at such time.

The adoption of this pronouncement had no effect on compensation cost recorded in 2005 related to stock options, which will continue to be disclosed on a pro forma basis only. As a result of adopting SFAS No. 123(R) on January 1, 2006, our net income for the quarter and six months ended June 30, 2006 was $0.4 million and $0.8 million lower, respectively, than if we had continued to account for stock-based compensation under APB Opinion No. 25.

An additional requirement of SFAS No. 123(R) is that estimated forfeitures be considered in determining compensation expense. As previously permitted, we recorded forfeitures when they occurred. We have estimated our forfeiture rate at 2.5% per annum. As of June 30, 2006, the total compensation cost for nonvested awards not yet recognized in our statements of income was $5.5 million, net of the effect of estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 5.1 years.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk is interest rate risk associated with our debt instruments. We use both fixed and variable rate debt as sources of financing. At June 30, 2006, we had approximately $299.4 million of total debt outstanding, of which $35.7 million was bearing interest at variable rates approximating 7.6%. A one percentage point change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $0.2 million for the first six months ended June 30, 2006 and 2005. We have not entered into, and do not plan to enter into, any derivative financial instruments for trading or speculative purposes. Historically, we have not engaged in hedging activities. As of June 30, 2006, we had no other material exposure to market risk.

Item 4. Controls and Procedures

(a).Evaluation of disclosure controls and procedures.

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

(b).Changes in internal control over financial reporting.

During the second quarter of 2006, there has been no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation arising out of operations in the normal course of business. As of June 30, 2006, we were not a party to any pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results, financial position, or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the second quarter of 2006, pursuant to the exercise of outstanding options, we sold common stock to departing employees in the amounts and on the dates set forth below.

Date of Sale	Shares Sold (#)	Amount of Sale ($)
April 4, 2006	166	$166.00
May 17, 2006	208	249.60
June 9, 2006	1,666	1,666.00
June 19, 2006	5,833	6,999.60

	7,873	$9,081.20

Such sales were completed pursuant to the exemption from registration provided under Rule 701 of the regulations of the Securities Act of 1933, as amended.
The proceeds from the sale of such shares were added to our general funds and used for general corporate purposes.

We did not repurchase any of our equity securities during the second quarter of 2006.

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

*Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, and incorporated by reference herein.
** Previously filed as an Exhibit to Form S-1/A filed on September 5, 2001, and incorporated herein by reference.
***Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-4 (File No. 333-111606) and incorporated by reference herein.
****Previously filed as an Exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-111606) and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2006

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

*Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, and incorporated by reference herein.
** Previously filed as an Exhibit to Form S-1/A filed on September 5, 2001, and incorporated herein by reference.
***Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-4 (File No. 333-111606) and incorporated by reference herein.
****Previously filed as an Exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-111606) and incorporated by reference herein.