Form 10-Q
period 2006-09-30
UNIVERSAL HOSPITAL SERVICES INC
filed 2006-11-08
CIK 886171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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

Yes ( )       No (X)

Number of shares of common stock outstanding as of November 8, 2006: 123,463,475.21

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements - Unaudited

Universal Hospital Services, Inc.

Statements of Operations
(dollars in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Revenue	2006	2005	2006	2005
Medical equipment outsourcing	$42,361	$40,742	$131,079	$125,642
Technical and professional services	7,459	7,546	23,128	22,401
Medical equipment sales and remarketing	4,749	5,075	13,472	13,990
Total revenues	54,569	53,363	167,679	162,033

Cost of Sales
Cost of medical equipment outsourcing	14,822	13,407	42,762	39,879
Cost of technical and professional services	5,235	5,677	15,942	16,825
Cost of medical equipment sales and remarketing	3,704	4,003	10,140	11,117
Movable medical equipment depreciation	9,459	9,631	27,659	28,051
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	33,220	32,718	96,503	95,872
Gross margin	21,349	20,645	71,176	66,161

Selling, general and administrative	15,633	13,771	45,977	43,986
Operating income	5,716	6,874	25,199	22,175

Interest expense	7,819	7,721	23,523	23,142
Income (loss) before income taxes	(2,103)	(847)	1,676	(967)

Provision for income taxes	114	210	522	630
Net income (loss)	($2,217)	($1,057)	$1,154	($1,597)

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Balance Sheets
(dollars in thousands, except share and per share information)
(unaudited)
	September 30,	December 31,
	2006	2005
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts of
$1,350 at September 30, 2006 and December 31, 2005	$39,685	$41,865
Inventories	4,947	5,117
Deferred income taxes	4,294	4,111
Other current assets	2,820	2,375
Total current assets	51,746	53,468

Property and equipment, net:
Movable medical equipment, net	129,333	126,775
Property and office equipment, net	12,604	12,695
Total property and equipment, net	141,937	139,470

Intangible assets:
Goodwill	37,062	37,062
Other, primarily deferred financing costs, net	8,055	9,434
Other intangibles, net	8,399	9,751
Total assets	$247,199	$249,185

Liabilities and Shareholders' Deficiency
Current liabilities:
Current portion of long-term debt	$1,284	$1,084
Book overdrafts	1,643	2,480
Accounts payable	12,299	14,393
Accrued compensation	7,102	8,895
Accrued interest	11,185	4,481
Other accrued expenses	3,538	3,840
Total current liabilities	37,051	35,173

Long-term debt, less current portion	290,086	299,396
Pension and other long-term liabilities	7,754	5,249
Deferred income taxes	6,682	6,166

Commitments and contingencies

Shareholders' deficiency:
Common stock, $0.01 par value; 500,000,000 shares authorized,
123,463,475.21 and 123,438,105.21 shares issued and
outstanding at September 30, 2006 and December 31, 2005, respectively	1,235	1,234
Additional paid in capital	1,996	820
Accumulated deficit	(92,425)	(93,579)
Deferred compensation		(94)
Accumulated other comprehensive loss	(5,180)	(5,180)
Total shareholders' deficiency	(94,374)	(96,799)
Total liabilities and shareholders' deficiency	$247,199	$249,185

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$1,154	($1,597)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	32,329	30,990
Amortization of intangibles and deferred financing costs	2,639	2,644
Provision for doubtful accounts	855	830
Provision for inventory obsolescence	350	210
Non-cash stock-based compensation expense	1,180	12
Gain on sales and disposals of equipment	(1,003)	(822)
Deferred income taxes	333	415
Changes in operating assets and liabilities
Accounts receivable	1,418	(768)
Inventories and other operating assets	(626)	942
Accounts payable, accrued expenses and other
long-term liabilities	4,981	1,776
Net cash provided by operating activities	43,610	34,632
Cash flows from investing activities:
Movable medical equipment purchases	(31,217)	(26,920)
Property and office equipment purchases	(2,977)	(3,007)
Proceeds from disposition of movable medical equipment	2,221	2,101
Net cash used in investing activities	(31,973)	(27,826)
Cash flows from financing activities:
Proceeds under revolving credit facility agreements	64,912	71,289
Payments under revolving credit facility agreements	(74,868)	(74,921)
Payments under capital lease obligations	(873)	-
Payment of deferred financing cost	-	(856)
Proceeds from issuance of common stock, net of issuance costs	28	7
Change in book overdrafts	(836)	(2,325)
Net cash used in financing activities	(11,637)	(6,806)
Net change in cash and cash equivalents	$ -	$ -

Cash and cash equivalents at the beginning of period	$ -	$ -
Cash and cash equivalents at the end of period	$ -	$ -

Supplemental cash flow information:
Interest paid	$15,510	$15,394
Movable medical equipment purchases included in accounts payable	$5,881	$4,368
Income taxes paid	$288	$111

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

The interim financial statements presented herein as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. These adjustments are all of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year.

The December 31, 2005 balance sheet amounts were derived from audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America.

2.       Recent Accounting Pronouncements

In September 2006, the Financial Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans an Amendment of FASB Statements No. 87, 88, 106 and 123(R). SFAS No. 158 requires employers to recognize the under funded or over funded status of a defined benefit post retirement plan as an asset or liability in its statements of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The provisions of SFAS No. 158 are effective for fiscal years ending after June 15, 2007. We believe the adoption of SFAS No. 158 will not have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We believe the adoption of SFAS No. 157 will not have a material impact on our financial position or results of operations.

In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). This SAB addresses diversity in practice of quantifying financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. The SAB is effective for financial statements issued for fiscal years ending after November 15, 2006. We believe the adoption of SAB 108 will not have an impact on our financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We believe the adoption of FIN 48 will not have a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), Share-Based Payments, which is a revision of SFAS No. 123 and supersedes Accounting Principals Board (“APB”) Opinion No. 25. SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be valued at the fair value on the date of grant and be expensed over the applicable vesting period. We adopted SFAS No. 123(R) on January 1, 2006 (see note 3).

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

The adoption of this pronouncement had no effect on compensation cost recorded in 2005 related to stock options, which will continue to be disclosed on a pro forma basis only. As a result of adopting SFAS No. 123(R) on January 1, 2006, our net income for the quarter and nine months ended September 30, 2006 was $0.4 million and $1.2 million lower, respectively, than if we had continued to account for stock-based compensation under APB Opinion No. 25.

An additional requirement of SFAS No. 123(R) is that estimated forfeitures be considered in determining compensation expense. As previously permitted, we recorded forfeitures when they occurred. We have estimated our forfeiture rate at 2.5% per annum. As of September 30, 2006, the total compensation cost for nonvested awards not yet recognized in our statements of operations was $5.1 million, net of the effect of estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 4.2 years.

All options allow for the purchase of shares of common stock at prices equal to the stock’s market value at the date of grant. A portion of our options vest over four years. The remaining portion vests at the end of eight years, with potential for earlier vesting subject to certain performance or other thresholds. An employee’s unvested options are forfeited when employment is terminated, vested options must be exercised at termination to avoid forfeiture. We determine the fair value of options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on a straight-line basis over the options’ vesting periods. The following assumptions were used in determining the fair value of stock options granted during the nine months ended September 30, 2006 under the Black-Scholes model:

Risk-free interest rate	4.7%
Expected volatility	43.7%
Dividend Yield	None
Expected option life (years)	8.0

The risk-free interest rate for periods within the ten year contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date and the expected option life of eight years. Expected volatility is based on the historical volatility of the stock of companies within our peer group. The eight year expected life of stock options granted to employees represents the weighted average of the result of the “simplified” method applied to “plain vanilla” options granted during the period, as provided within Staff Accounting Bulletin No. 107.

Information regarding our outstanding stock options for the nine months ended September 30, 2006 is as follows:
(in thousands, except exercise price and years)	Number of Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at December 31, 2005	15,066	$1.04
Granted	210	1.41
Exercised	(25)	1.11
Forfeited or expired	(440)	1.15

Outstanding at September 30, 2006	14,811	$1.04	$14,806	7.7

Exercisable at September 30, 2006	2,159	$1.00	$2,237	7.6

Remaining authorized options not yet issued	2,310

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 was $0.79 per share. The intrinsic value of a stock award is the amount by which the market value of the underlying stock exceeds the exercise price of the award. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was negligible. The exercise price reflects management’s estimate of fair market value of the underlying stock at the time of option issuance. Shares supporting option exercises are sourced from new share issuances.

Prior to January 1, 2006, we measured compensation expense for our stock-based compensation plan using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no stock-based compensation expense had been recognized in our consolidated financial statements. Accordingly, compensation cost for stock options granted to employees was measured as the excess, if any, of the value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. Had compensation cost for our stock option plans been determined based on the fair value at the grant date for awards, our net income would have changed to the pro forma amounts indicated below for 2005:

(dollars in thousands)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss, as reported	($1,057)	($1,597)
Add: Stock-based employee compensation included
in reported net loss	$3	$12
Less: Total stock-based employee compensation
expense under fair value-based method	($120)	($366)
Pro forma net loss	($1,174)	($1,951)

4.       Long-Term Debt

Long-term debt consists of the following:

(dollars in thousands)	September 30,	December 31,
	2006	2005
10.125% senior notes	$260,000	$260,000
Amended credit agreement	28,150	38,106
Capital lease obligations	3,220	2,374
	291,370	300,480

Less: Current portion of long-term debt	(1,284)	(1,084)

Total long-term debt	$290,086	$299,396

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

In May 2005, the Company entered into an Amended and Restated Credit Agreement (“Amended Credit Agreement”) with a consortium of banks. The Amended Credit Agreement allows for borrowing up to $125 million, as defined in the agreement, and terminates in May 2010. Availability under the Amended Credit Agreement as of September 30, 2006, was approximately $83 million, representing our borrowing base of approximately $113 million less borrowings of $28 million and outstanding letters of credit of $2 million at that date. Borrowings under the Amended Credit Agreement are collateralized by substantially all of our assets.

Amounts borrowed under the Amended Credit Agreement generally bear interest on LIBOR-based and Index Rate formulas. The interest rate on September 30, 2006 was 2.00 percentage points over LIBOR and 0.75 percentage points over the Index Rate, with the interest rate margin subject to change based upon quarterly leverage ratios. Prior to May 1, 2006 the rates were 2.25 percentage points over LIBOR and 1.00 percentage points over the Index Rate. At September 30, 2006, our LIBOR-based rate was 7.33% and our Index Rate was 9.00%, both of which include the credit spreads noted above.

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

5.       Segment Information

Our operating segments consist of Medical Equipment Outsourcing, Technical and Professional Services, and Medical Equipment Sales and Remarketing. Certain operating information for our segments is as follows:

	Three Months Ended September 30,
	(dollars in thousands)
	Medical Equipment Outsourcing		Technical and Professional Services		Medical Equipment Sales and Remarketing		Total
	2006	2005	2006	2005	2006	2005	2006	2005
Revenues	$42,361	$40,742	$7,459	$7,546	$4,749	$5,075	$54,569	$53,363
Cost of revenue	14,822	13,407	5,235	5,677	3,704	4,003	23,761	23,087
Movable medical equipment depreciation	9,459	9,631	-	-	-	-	9,459	9,631
Gross margin	$18,080	$17,704	$2,224	$1,869	$1,045	$1,072	$21,349	$20,645

	Nine Months Ended September 30,
	(dollars in thousands)
	Medical Equipment Outsourcing		Technical and Professional Services		Medical Equipment Sales and Remarketing		Total
	2006	2005	2006	2005	2006	2005	2006	2005
Revenues	$131,079	$125,642	$23,128	$22,401	$13,472	$13,990	$167,679	$162,033
Cost of revenue	42,762	39,879	15,942	16,825	10,140	11,117	68,844	67,821
Movable medical equipment depreciation	27,659	28,051	-	-	-	-	27,659	28,051
Gross margin	$60,658	$57,712	$7,186	$5,576	$3,332	$2,873	$71,176	$66,161

6.       Pension Plan

The components of net periodic pension costs are as follows:
(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Interest cost	$244	$238	$730	$713
Expected return on plan assets	(253)	(246)	(757)	(739)
Recognized net actuarial loss	67	58	201	175
Service cost	-	-	-	-

Total cost	$58	$50	$174	$149

Future benefit accruals for all participants were frozen as of December 31, 2002.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the accompanying financial statements and notes.

BUSINESS OVERVIEW

Our Company

Universal Hospital Services, Inc. (“we,” “our,” “UHS” or “the Company”) is a leading, nationwide provider of medical equipment outsourcing and services to the health care industry. Our customers include national, regional and local acute care hospitals, alternate site providers (such as nursing homes and home care providers) and medical equipment manufacturers. Our diverse customer base includes more than 3,450 acute care hospitals and approximately 3,050 alternate site providers. We also have extensive and long-standing relationships with over 200 major medical equipment manufacturers and many of the nation’s largest group purchasing organizations (“GPOs”) and integrated delivery networks. All of our services leverage our nationwide network of offices and our more than 65 years of experience managing and servicing all aspects of movable medical equipment. These services are paid for by our customers and not directly through reimbursement from governmental or other third-party payors.

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

Medical Equipment Outsourcing Segment - Manage & Utilize

Our flagship business is our Medical Equipment Outsourcing segment, which accounted for $42.4 million, or approximately 77.6%, of our revenues for the third quarter of 2006 and $131.1 million, or approximately 78.2%, of our revenues for the first nine months of 2006. We own approximately 168,000 pieces of movable medical equipment, primarily in the categories of respiratory therapy, newborn care, critical care, patient monitors, and bariatric and pressure area management. In our outsourcing programs we provide our customers with the use of movable medical equipment, and we maintain the equipment for our customers by performing preventative maintenance, repairs, cleaning and testing, and maintaining certain reporting records. We also provide prompt replacement of any defective equipment and the flexibility to upgrade equipment as technology changes. We have three primary outsourcing programs: Supplemental (Peak Needs) Outsourcing; Long Term Outsourcing; and the Asset Management Partnership Program (“AMPP”).

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

Technical and Professional Services Segment - Plan & Acquire; Maintain & Repair

Our Technical and Professional Services segment accounted for $7.5 million, or approximately 13.7%, of our revenues for the third quarter of 2006 and $23.1 million, or approximately 13.8%, of our revenues for the first nine months of 2006. We leverage our 65 plus years of experience and our extensive equipment database in repairing and maintaining medical equipment. We offer a broad range of inspection, preventative maintenance, repair, logistic and consulting services through our team of over 250 technicians and professionals located in our nationwide network of district offices and service centers. Our technical and professional service offerings are less capital intensive than our Medical Equipment Outsourcing segment, and provide a complementary alternative for customers that wish to own their medical equipment, but lack the expertise, funding or scale to perform maintenance, repair and analytical functions.

Medical Equipment Sales and Remarketing Segment - Redeploy & Remarket

Our Medical Equipment Sales and Remarketing segment accounted for $4.7 million, or approximately 8.7%, of our revenues for the third quarter of 2006 and $13.5 million, or approximately 8.0%, of our revenues for the first nine months of 2006. This segment includes three business activities:

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

RESULTS OF OPERATIONS

The following discussion addresses our financial condition as of September 30, 2006, and the results of operations for the three and nine months ended September 30, 2006 and 2005, and the cash flows for the nine months ended September 30, 2006 and 2005. This discussion should be read in conjunction with the financial statements included elsewhere in this report and the Management's Discussion and Analysis and Financial section included in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The following table provides a summary of selected financial data as a percentage of total revenues and also indicates the percentage increase or decrease of this data over the prior comparable period:

	Percent of Total Revenues				Percent Increase (Decrease)
	Three Months Ended		Nine Months Ended		Qtr 3 2006	Nine Months
	September 30,		September 30,		Over	2006 Over
					Qtr 3	Nine Months
Revenue	2006	2005	2006	2005	2005	2005
Medical equipment outsourcing	77.6%	76.4%	78.2%	77.6%	4.0%	4.3%
Technical and professional services	13.7	14.1	13.8	13.8	(1.2)	3.2
Medical equipment sales and remarketing	8.7	9.5	8.0	8.6	(6.4)	(3.7)
Total revenues	100.0%	100.0%	100.0%	100.0%	2.3	3.5

Cost of Sales
Cost of medical equipment outsourcing	27.2	25.2	25.5	24.6	10.6	7.2
Cost of technical and professional services	9.6	10.6	9.5	10.4	(7.8)	(5.2)
Cost of medical equipment sales and remarketing	6.8	7.5	6.0	6.9	(7.5)	(8.8)
Movable medical equipment depreciation	17.3	18.0	16.5	17.3	(1.8)	(1.4)
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	60.9	61.3	57.5	59.2	1.5	0.7
Gross margin	39.1	38.7	42.5	40.8	3.4	7.6

Selling, general and administrative	28.6	25.8	27.4	27.1	13.5	4.5
Operating income	10.5	12.9	15.1	13.7	(16.8)	13.6

Interest expense	14.3	14.5	14.0	14.3	1.3	1.6
Income (loss) before income taxes	(3.8)	(1.6)	1.1	(0.6)	*	*

Provision for income taxes	0.3	0.4	0.4	0.4	(45.7)%	(17.1)%
Net income (loss)	(4.1)%	(2.0)%	0.7%	(1.0)%	*	*

* Not Meaningful

Comparison of Third Quarter 2006 to Third Quarter 2005
Medical Equipment Outsourcing Segment - Manage & Utilize
(dollars in thousands)	Three Months Ended
	September 30,
	2006	2005	Change	% Change

Total revenue	$42,361	$40,742	$1,619	4.0%
Cost of revenue	14,822	13,407	1,415	10.6
Movable medical equipment depreciation	9,459	9,631	(172)	(1.8)
Gross margin	$18,080	$17,704	$376	2.1%

Gross margin %	42.7%	43.5%

Total revenue in the Medical Equipment Outsourcing segment rose $1.6 million, or 4.0%, to $42.4 million in the third quarter of 2006. This increase was driven by organic and competitive takeaway growth in our acute care customer base, increased activity in our AMPP customers, and incremental business from new and existing technology in our fleet which more than offset generally weak hospital admissions and increased hospital equipment purchases.

Total cost of revenue in the segment rose $1.4 million, or 10.6%, to $14.8 million in the third quarter of 2006. This increase is primarily attributable to higher maintenance expense related to our movable medical equipment, increased labor expense and other costs associated with increased revenues.

Movable medical equipment depreciation declined modestly in the third quarter of 2006 as compared to the same period of 2005.

Gross margin percentage for the Medical Equipment Outsourcing segment decreased slightly from 43.5% in the third quarter of 2005 to 42.7% in the third quarter of 2006. This decrease is primarily due to the increased cost of maintenance on our moveable medical equipment fleet and higher labor costs partially offset by increased revenues.

Technical and Professional Services Segment - Plan & Acquire; Maintain & Repair
(dollars in thousands)	Three Months Ended
	September 30,
	2006	2005	Change	% Change

Total revenue	$7,459	$7,546	($87)	(1.2)%
Cost of revenue	5,235	5,677	(442)	(7.8)
Gross margin	$2,224	$1,869	$355	19.0%

Gross margin %	29.8%	24.8%

Total revenue in the Technical and Professional Services segment remained relatively flat at $7.5 million in the third quarter of 2006 as compared to the same period of 2005. During the third quarter of 2006, decreased supplemental, or response-based, revenue was offset by increased revenues under our Total Equipment Asset Management program (“TEAM”). Increased sales force attention on converting new outsourcing customers, as well as weak census, have moderated revenues in the third quarter of 2006.

Total cost of revenue in the segment decreased $0.4 million, or 7.8% to $5.2 million in the third quarter of 2006. This decrease is primarily attributable to lower repair and related expenses.

Gross margin percentage for the Technical and Professional Services segment increased from 24.8% in the third quarter of 2005 to 29.8% in the third quarter of 2006. Margins benefited primarily from the reduction of repair and related expenses. We believe that margin levels experienced during the quarter are not sustainable due to competitive settings.

Medical Equipment Sales and Remarketing Segment - Redeploy & Remarket
(dollars in thousands)	Three Months Ended
	September 30,
	2006	2005	Change	% Change

Total revenue	$4,749	$5,075	($326)	(6.4)%
Cost of revenue	3,704	4,003	(299)	(7.5)
Gross margin	$1,045	$1,072	($27)	(2.5)%

Gross margin %	22.0%	21.1%

Total revenue in the Medical Equipment Sales and Remarketing segment declined by 6.4% to $4.7 million in the third quarter of 2006. This decrease was attributable to lower new equipment and disposable sales of $0.4 and $0.2 million, respectively, partially offset by increased used equipment sales of $0.3 million.

Total cost of revenue in the segment decreased $0.3 million, or 7.5%, to $3.7 million in the third quarter of 2006. This decrease is attributable to lower cost of new equipment sales and cost of disposable sales of $0.3 and $0.2 million, respectively, partially offset by higher cost of used equipment sales of $0.2 million.

Gross margin percentage for the Medical Equipment Sales and Remarketing segment increased from 21.1% in the third quarter of 2005 to 22.0% in the third quarter of 2006. Margins in this segment will fluctuate based on used equipment availability and the transactional nature of the business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.9 million, or 13.5%, to $15.6 million for the third quarter of 2006. The increase was primarily due to the write-off of software development costs previously capitalized of $0.8 million, higher Board of Directors related expenses of $0.5 million and stock option expenses related to the adoption of SFAS No. 123(R) of $0.4 million. Selling, general and administrative expenses as a percentage of total revenue for the third quarter of 2006 increased to 28.6% from 25.8% for the same period of 2005.

Interest Expense

Interest expense increased $0.1 million, or 1.3%, to $7.8 million for the third quarter of 2006 as compared to the same period of 2005. The increase was driven primarily by higher interest rates and was partially offset by lower average borrowings. Our average effective interest rate on variable rate debt increased to 7.6% during the third quarter of 2006 from 6.0% in the third quarter of 2005. Average total borrowings decreased for the third quarter of 2006 to $295.4 million as compared to $296.2 million for the same period of 2005.

Income Taxes

Income tax expense declined to $0.1 million for the third quarter of 2006 as compared to $0.2 million for the same period of 2005. Income tax expense relates primarily to valuation allowances established for net operating losses not recognized as well as minimum state taxes.

Net Loss

For the third quarter of 2006 net loss increased $1.2 million to a loss of $2.2 million. The increase is primarily attributable to an increase in selling, general and administrative expenses of $1.9 million partially offset by increased gross margin of $0.7 million.

Comparison of the First Nine Months of 2006 to the First Nine Months of 2005

Medical Equipment Outsourcing Segment - Manage & Utilize
(dollars in thousands)	Nine Months Ended
	September 30,
	2006	2005	Change	% Change

Total revenue	$131,079	$125,642	$5,437	4.3%
Cost of revenue	42,762	39,879	2,883	7.2
Movable medical equipment depreciation	27,659	28,051	(392)	(1.4)
Gross margin	$60,658	$57,712	$2,946	5.1%

Gross margin %	46.3%	45.9%

Total revenue in the Medical Equipment Outsourcing segment rose $5.4 million, or 4.3%, to $131.1 million in the first nine months of 2006. This increase was driven by organic and competitive takeaway growth in our acute care customer base, increased activity in our AMPP customers, and incremental business from new and existing technology in our fleet which more than offset generally weak hospital admissions and increased hospital equipment purchases.

Total cost of revenue in the segment rose $2.9 million, or 7.2%, to $42.8 million in the first nine months of 2006. This increase is primarily attributable to higher maintenance expense related to our moveable medical equipment fleet of $1.5 million, higher employee related costs of $0.9 million and other costs associated with increased revenues.

Movable medical equipment depreciation decreased modestly for the first nine months of 2006.

Gross margin percentage for the Medical Equipment Outsourcing segment increased from 45.9% in the first nine months of 2005 to 46.3% for the same period of 2006. This increase is primarily attributable to increased revenues in the Medical Equipment Outsourcing segment partially offset by higher maintenance and employee related expenses.

Technical and Professional Services Segment - Plan & Acquire; Maintain & Repair
(dollars in thousands)	Nine Months Ended
	September 30,
	2006	2005	Change	% Change

Total revenue	$23,128	$22,401	$727	3.2%
Cost of revenue	15,942	16,825	(883)	(5.2)
Gross margin	$7,186	$5,576	$1,610	28.9%

Gross margin %	31.1%	24.9%

Total revenue in the Technical and Professional Services segment rose $0.7 million, or 3.2%, to $23.1 million in the first nine months of 2006. This revenue increase was primarily driven by growth in activity with customers under our Community Hospital Asset Management Program (“CHAMP”) and TEAM programs as well as growth in our manufacturer services businesses. These increases were partially offset by a decrease in our supplemental, or response-based, revenue. Increased sales force attention on converting new outsourcing customers, as well as weak census, have moderated revenues in the first nine months of 2006.

Total cost of revenue in the segment decreased $0.9 million, or 5.2% to $15.9 million in the first nine months of 2006. This decrease is primarily attributable to a decrease in our repair and related expenses.

Gross margin percentage for the technical and professional services segment increased from 24.9% in the first nine months of 2005 to 31.1% for the same period of 2006. Margins benefited primarily from increased revenues and a reduction of our repair and related expenses. We believe that margin levels experienced during the first nine months of 2006 are not sustainable due to competitive settings.

Medical Equipment Sales and Remarketing Segment - Redeploy & Remarket
(dollars in thousands)	Nine Months Ended
	September 30,
	2006	2005	Change	% Change

Total revenue	$13,472	$13,990	($518)	(3.7)%
Cost of revenue	10,140	11,117	(977)	(8.8)
Gross margin	$3,332	$2,873	$459	16.0%

Gross margin %	24.7%	20.5%

Total revenue in the Medical Equipment Sales and Remarketing segment declined $0.5 million, or 3.7%, to $13.5 million in the first nine months of 2006. This decrease was primarily attributable to lower new equipment and disposable sales of $0.7 and $0.6 million, respectively, partially offset by increased used equipment and infant security system sales of $0.4 and $.5 million, respectively.

Total cost of revenue in the segment decreased $1.0 million, or 8.8%, to $10.1 million in the first nine months of 2006. This decrease is attributable to lower cost of new equipment sales, cost of disposable sales and cost of used equipment sales of $0.4, $0.6 and $0.4 million, respectively, partially offset by an increased cost of infant security system sales of $0.4 million.

Gross margin percentage for the Medical Equipment Sales and Remarketing segment increased from 20.5% in the first nine months of 2005 to 24.7% for the same period of 2006. Margins in this segment will fluctuate based on used equipment availability and the transactional nature of the business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.0 million, or 4.5%, to $46.0 million in the first nine months of 2006 as compared to the same period of 2005. The increase is primarily due to stock option expenses related to the adoption of SFAS No. 123(R) of $1.2 million, the write-off of software development costs previously capitalized of $0.8 million and higher Board of Directors related expenses of $0.5 million. These increases were partially offset by a reduction in Sarbanes-Oxley related consulting expenses of $0.6 million. Selling, general and administrative expenses as a percentage of total revenue for the first nine months of 2006 increased to 27.4% from 27.1% for the same period of 2005.

Interest Expense

Interest expense increased $0.4 million, or 1.6%, to $23.5 million in the first nine months of 2006. The increase was driven primarily by higher interest rates and was partially offset by lower average borrowings. Our average effective interest rate on variable rate debt increased to 7.3% during the first nine months of 2006 from 5.9% in the first nine months of 2005. Average total borrowings decreased to $296.3 million as compared to $298.1 for the same period of 2005.

Income Taxes

Income tax expense declined to $0.5 million in the first nine months of 2006 as compared to $0.6 million for the same period of 2005. Income tax expense relates primarily to valuation allowances established for net operating losses not recognized as well as minimum state taxes.

Net Income

Net income rose $2.8 million to $1.2 million in the first nine months of 2006. The increase is primarily due to an increase in gross margin of $5.0 million offset by increased selling general and administrative expenses of $2.0 million and an increase in interest expense of $0.4 million.

EBITDA

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for the nine months ended September 30, 2006, was $58.9 million, representing a $4.4 million, or 8.0%, increase from $54.5 million for the same period of 2005. This increase is primarily driven by revenue growth and the continued benefits of operating efficiency programs put in place during 2005 generating increased gross margin of $5.0 million.

EBITDA is not intended to represent an alternative to operating income or cash flows from operating, financing or investing activities (as determined in accordance with generally accepted accounting principles (“GAAP”)) as a measure of performance, and is not representative of funds available for discretionary use due to our financing obligations. EBITDA, as defined by us, may not be calculated consistently among other companies applying similar reporting measures. EBITDA is included because it is a widely accepted financial indicator used by certain investors and financial analysts to assess and compare companies, and a version of EBITDA is an integral part of our debt covenant calculations. Management believes that EBITDA provides an important perspective on our ability to service our long-term obligations, our ability to fund continuing growth, and our ability to continue as a going concern. A reconciliation of operating cash flows to EBITDA is included below:

(dollars in thousands)	Nine Months Ended
	September 30,
	2006	2005
Net cash provided by operating activities	$43,610	$34,632
Changes in operating assets and liabilities	(5,773)	(1,950)
Other non-cash expenses	(3,002)	(1,955)
Income tax expense	522	631
Interest expense	23,523	23,142

EBITDA	$58,880	$54,500

Supplemental Information:	Nine Months Ended
	September 30,
(dollars in thousands)	2006	2005

EBITDA	$58,880	$54,500
Net cash provided by operating activities	$43,610	$34,632
Net cash used in investing activities	$(31,973)	$(27,826)
Net cash used in financing activities	$(11,637)	$(6,806)
Movable medical equipment depreciation	$27,659	$28,051
Non-movable medical equipment depreciation	$4,670	$$2,939

Other operating data:
Movable medical equipment owned (approximate units at end of period)	168,000	160,000
Offices (at end of period)	79	77
Number of outsourcing hospital customers (approximate number at end of period)	3,450	3,200
Number of total outsourcing customers (approximate number at end of period)	6,500	6,350

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

Net cash provided by operating activities during the nine months ended September 30, 2006, was $43.6 million, compared to $34.6 million in the same period of 2005. This increase is primarily attributable to an increase in net income of $2.8 million and an increase of accounts payable, accrued expenses and other long-term liabilities of $3.2 million. Net cash used in investing activities during the nine months ended September 30, 2006, was $32.0 million, compared to $27.8 million in the same period of 2005. This increase was primarily attributable to higher purchases of rental equipment to meet customer demand. Net cash used in financing activities during the nine months ended September 30, 2006, was $11.6 million, compared to $6.8 million in 2005, the primary difference relating to higher net pay down of debt in 2006.

Based on the level of operating performance expected in 2006, we believe our cash from operations, together with additional borrowings under our Amended Credit Agreement, will meet our liquidity needs for the foreseeable future, exclusive of any borrowings that we may make to finance potential acquisitions. However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could be adversely affected. Availability under our Amended Credit Agreement as of September 30, 2006 was approximately $83 million, representing our borrowing base of $113 million, net of outstanding letters of credit of $2 million and borrowings of $28 million. Our levels of borrowing are further restricted by the financial covenants set forth in our Amended Credit Agreement and the indenture governing our 10.125% Senior Notes, which covenants are described in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission. As of September 30, 2006 the Company was in compliance with all covenants under the Amended Credit Agreement.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans an Amendment of FASB Statements No. 87, 88, 106 and 123(R). SFAS No. 158 requires employers to recognize the under funded or over funded status of a defined benefit post retirement plan as an asset or liability in its statements of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The provisions of SFAS No. 158 are effective for fiscal years ending after June 15, 2007. We believe the adoption of SFAS No. 158 will not have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We believe the adoption of SFAS No. 157 will not have a material impact on our financial position or results of operations.

In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). This SAB addresses diversity in practice of quantifying financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. The SAB is effective for financial statements issued for fiscal years ending after November 15, 2006. We believe the adoption of SAB 108 will not have an impact on our financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We believe the adoption of FIN 48 will not have a material impact on our financial position or results of operations.

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

The adoption of this pronouncement had no effect on compensation cost recorded in 2005 related to stock options, which will continue to be disclosed on a pro forma basis only. As a result of adopting SFAS No. 123(R) on January 1, 2006, our net income for the quarter and nine months ended September 30, 2006 was $0.4 million and $1.2 million lower, respectively, than if we had continued to account for stock-based compensation under APB Opinion No. 25.

An additional requirement of SFAS No. 123(R) is that estimated forfeitures be considered in determining compensation expense. As previously permitted, we recorded forfeitures when they occurred. We have estimated our forfeiture rate at 2.5% per annum. As of September 30, 2006, the total compensation cost for nonvested awards not yet recognized in our statements of income was $5.1 million, net of the effect of estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 4.2 years.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk is interest rate risk associated with our debt instruments. We use both fixed and variable rate debt as sources of financing. At September 30, 2006, we had approximately $291.4 million of total debt outstanding, of which $28.2 million was bearing interest at variable rates approximating 7.6%. A one percentage point change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $0.2 and $0.3 million for the first nine months ended September 30, 2006 and 2005, respectively. We have not entered into, and do not plan to enter into, any derivative financial instruments for trading or speculative purposes. Historically, we have not engaged in hedging activities. As of September 30, 2006, we had no other material exposure to market risk.

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

During the third quarter of 2006, there has been no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation arising out of operations in the normal course of business. As of September 30, 2006, we were not a party to any pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results, financial position, or cash flows.

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

Date: November 8, 2006
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