Form 10-K
period 2006-12-31
UNIVERSAL HOSPITAL SERVICES INC
filed 2007-03-16
CIK 886171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________.

Commission File Number: 000-20086
UNIVERSAL HOSPITAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-0760940
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The number of shares of common stock, $.01 par value, outstanding as of March 1, 2007 was 123,463,600.21.

DOCUMENTS INCORPORATED BY REFERENCE
None.

FORM 10-K TABLE OF CONTENTS

PART I

ITEM 1: Business

OUR COMPANY

Universal Hospital Services, Inc. (“we”, “our” or “UHS”) is a leading, nationwide provider of medical equipment outsourcing and lifecycle services to the health care industry. Our customers include national, regional and local acute care hospitals, alternate site providers (such as nursing homes and home care providers) and medical equipment manufacturers. Our diverse customer base includes more than 3,600 acute care hospitals and approximately 3,300 alternate site providers. We also have extensive and long-standing relationships with over 220 major medical equipment manufacturers and the nation’s largest group purchasing organizations (“GPOs”) and integrated delivery networks (“IDNs”). All of our services leverage our nationwide network of 79 offices and more than 65 years of experience managing and servicing all aspects of movable medical equipment. The fees for these services are paid directly by our customers and not through reimbursement from governmental or other third-party payors. We commenced operations in 1939, originally incorporated in Minnesota in 1954 and reincorporated in Delaware in 2001.

As a leading medical equipment lifecycle services company, we design and offer comprehensive solutions for our customers that increase equipment and staff productivity and support optimal patient care.

We report our financial results in three segments to reflect how we manage our business. Our operating segments consist of Medical Equipment Outsourcing, Technical and Professional Services, and Medical Equipment Sales and Remarketing. We evaluate the performance of our operating segments based on gross margin. The accounting policies of the individual operating segments are the same as those of the entire company. Our revenue, profits, and assets for our operating segments for the prior three years are described in “Item 6 - Selected Financial Data.”

Technical and Professional Services Segment Medical Equipment Sales and Remarketing Segment	Medical Equipment Outsourcing Segment Technical and Professional Services Segment

Medical Equipment Outsourcing Segment - Manage & Utilize

Our flagship business is our Medical Equipment Outsourcing segment, which accounted for $176.9 million, or approximately 78.6%, of our revenues for the year ended December 31, 2006. This segment represented 77.7% and 78.4% of total revenue for the years ended December 31, 2005, and 2004, respectively. We own approximately 173,000 pieces of movable medical equipment, primarily in the categories of respiratory therapy, newborn care, critical care, patient monitors, and specialty beds and pressure area management.

We currently provide outsourcing services to more than 3,600 acute care hospitals in the United States, including some of the nation’s premier health care institutions.

We have contracts in place with the leading national GPOs for both the acute care and alternate site markets. We also have agreements directly with national acute care and alternate site providers. We expect much of our future growth in this segment to be driven by our customers outsourcing more of their movable medical equipment needs and taking full advantage of our expanded offering of long-term outsourcing agreements and Asset Management Partnership Programs (“AMPPs”).

In our outsourcing programs we provide our customers with the use of movable medical equipment for patient care use. We perform regular and preventative maintenance on the equipment and retain detailed records for documentation. UHS is responsible for all repairs, testing and cleaning of the equipment. Our service includes prompt replacement of any non-working equipment and the flexibility to upgrade technology as a hospital's product of choice changes. We have three primary outsourcing programs:

•
Supplemental and Peak Needs Usage. Our basic outsourcing program is renting patient-ready, movable medical equipment to our customers on a supplemental or peak needs basis. Many of our customers have traditionally owned only the amounts and types of such equipment necessary to service their usual and customary patient census and their typical range of treatment offerings. Our customers rely on us to fulfill many of their equipment needs when they experience a spike or peak in patient census, do not have the resources to maintain their owned equipment in patient-ready condition or require equipment for less common treatments. The equipment can be obtained on a daily, monthly or pay-per-use basis. Supplemental and peak needs activity is impacted by changes in hospital patient census and patient acuity which typically fluctuate on a seasonal basis;

•
Long-Term Outsourcing Agreements. We also offer our customers the opportunity to obtain movable medical equipment through long-term outsourcing agreements. By executing a long-term outsourcing agreement, our customers are able to secure the availability of an identified pool of patient-ready equipment and to pay for it on a monthly, yearly or pay-per-use basis; and

Asset Management Partnership Programs. Our AMPP programs allow our customers to fully outsource the responsibilities and costs of effectively managing movable medical equipment at their facility, with the added benefit of enhancing equipment utilization. With UHS asset management, equipment types and quantities are adjusted to meet changes in patient census and acuity. Our employees work at the customers’ sites to integrate our equipment management process and proprietary management software technology tools into the customers’ day-to-day operations. We assume full responsibility for delivering equipment where and when it is needed, removing equipment that is no longer in use and sanitizing, testing and repairing equipment between each patient use. We also perform required training and ‘‘in service’’ sessions to keep our customers’ staffs fully-trained and knowledgeable about the use and operation of key equipment. As of December 31, 2006, we had 56 Asset Management Partnership Programs.

Our medical equipment programs enable health care providers to replace the fixed costs of owning and/or leasing medical equipment with variable costs that are more closely related to their revenues and current equipment needs. They also eliminate significant capital costs associated with equipment acquisitions. The increased flexibility and services provided to our customers allows them to:

•	access our extensive data and expertise on the cost, performance, features and functions of all major items of medical equipment;
•	increase productivity of available equipment;
•	reduce maintenance and management costs through the use of our technology and knowledgeable outsourcing staff;
•	increase the productivity and satisfaction of their nursing staff by allowing them to focus on primary patient care responsibilities, leading to lower attrition rates;
•	reduce the risk of hospital acquired infections;
•	reduce equipment obsolescence risk; and
•	facilitate compliance with regulatory and record keeping requirements and manufacturers’ specifications on tracking and maintenance of medical equipment.

Technical and Professional Services Segment - Plan & Acquire; Maintain & Repair

Our Technical and Professional Services segment accounted for $30.4 million, or approximately 13.5%, of our revenues for the year ended December 31, 2006. This segment represented 13.7% and 12.8% of total revenue for the years ended December 31, 2005 and 2004, respectively. We leverage our 65 plus years of experience and our extensive equipment database in repairing and maintaining medical equipment. We offer a broad range of inspection, preventative maintenance, repair, logistic and consulting services through our team of over 250 technicians and professionals located throughout the United States in our nationwide network of offices.

Our Technical and Professional Services segment offerings are less capital intensive than our Medical Equipment Outsourcing segment and provide a complementary alternative for customers that wish to own their medical equipment but lack the expertise, funding or scale to perform maintenance, repair and analytical functions.

Our technicians are trained and certified on an ongoing basis directly by equipment manufacturers to enable them to be skilled in servicing a wide spectrum of medical equipment. They are required to maintain current certifications, to be trained across equipment lines and to refresh their training on a regular basis. We also operate a quality assurance department to develop and document our own quality standards for our equipment. We utilize proprietary record keeping software to record these services and the records we maintain meet the applicable standards of The Joint Commission (formerly the Joint Commission on Accreditation of Healthcare Organizations or “JCAHO”), the National Fire Protection Association (“NFPA”) and the Food and Drug Administration (“FDA”). These maintenance records are available to our customers and to regulatory agencies to verify the maintenance of the equipment. We have three primary service programs:

•
Supplemental Maintenance and Repair Services.  We provide maintenance and repair services on a scheduled and unscheduled basis to supplement the customer’s current maintenance management practices. As part of the supplemental and repair services, we provide service documentation that supports the customer’s regulatory reporting requirements. Our maintenance and repair service offerings include fee-for-service arrangements, scheduled maintenance and inspection services, full service maintenance, inspection and repair services and vendor management services in which we manage the manufacturer and/or third party vendors for service delivery, typically on laboratory and radiology equipment.

•
Resident Biomedical Programs. We also provide full and part-time resident-based equipment maintenance programs that deliver all the benefits of our supplemental maintenance and repair programs, but with the addition of our employees onsite, coordinated management of subcontractors and a broad range of equipment management consulting services. As of December 31, 2006, we had 83 resident biomedical programs within this segment.

•
Consulting Services. We provide equipment consulting services as part of our other equipment management programs or as stand alone services. Some examples of our consulting services include technology baseline assessments, product comparison research and equipment utilization studies.

Customers

•
Large Hospitals. We provide our services to large hospitals on a supplemental and fully outsourced basis. Our services are requested by in-house hospital biomedical departments on a supplemental basis because of our wealth of experience and expertise with movable medical equipment and to alleviate the increasing workload demands on their in-house departments.

•
Small Hospitals and Critical Access Hospitals. We offer full lifecycle asset management services, including professional and technical services, to small hospitals (those with fewer than 150 beds) and Critical Access Hospitals. Critical Access Hospitals are rural community hospitals that receive cost-based Medicare reimbursement. These customers typically lack the resources to evaluate, acquire, manage, maintain, repair and dispose of medical equipment or technology and draw upon our vast experience in these areas to assist them. Our premier service to these customers is our resident biomedical program.

•
Alternate Site Providers. We offer our technical and repair services to alternate site providers, such as nursing homes, long-term acute care hospitals and home care providers. Our nationwide service and repair network allows equipment to be repaired on site, or picked up and repaired in one of our nationwide offices.

•
Manufacturers. We provide our services to medical equipment manufacturers that may not have the nationwide support or infrastructure to service their products. Our offerings include logistics and loaner management programs, depot or on-site warranty repair, non-warranty repair, product recall, field upgrades, routine maintenance or repairs, and onsite installation and in-service education.

While our contracts with GPOs once were solely to provide medical equipment outsourcing services, we have expanded some of our agreements with these organizations to include Technical and Professional Services.

Medical Equipment Sales and Remarketing Segment - Redeploy & Remarket

Our Medical Equipment Sales and Remarketing segment accounted for $17.7 million, or approximately 7.9%, of our revenues for the year ended December 31, 2006. This segment represented 8.6% and 8.8% of total revenue for the years ended December 31, 2005 and 2004, respectively. This segment includes three distinct business activities:

•
Medical Equipment Remarketing and Disposal. We are one of the nation’s largest buyers and sellers of pre-owned movable medical equipment. We also buy, source, remarket and dispose of pre-owned medical equipment for our customers through our Asset Recovery Program. This program provides our customers the ability to sell their unneeded assets for immediate cash or credit. We provide fair market value assessments and buy-out proposals on equipment the customer intends to trade-in for equipment upgrades so that the customer can evaluate the manufacturer’s offer. Customers can also take advantage of our disposal services, pursuant to which we dispose equipment that has no remaining economic value in a safe and environmentally appropriate manner. We educate hospitals in evaluating and optimizing upgrades based on the changes in technology and market conditions for their current equipment.

UHS remarkets used medical equipment to hospitals, alternate care providers, veterinarians and equipment brokers. This segment of our business focuses on providing solutions to customers that have capital budget dollars available. We offer a wide range of equipment from our standard movable medical equipment to diagnostic, ultrasound and x-ray equipment.

•
Specialty Medical Equipment Sales and Distribution. We use our national infrastructure to provide sales and distribution for manufacturers of specialty medical equipment on a limited and exclusive basis. Our distribution services include providing demo services and product maintenance services. We act as a distributor for only a limited number of products that are particularly suited to our national distribution network or that fit with our ability to provide technical support. We currently sell equipment in selected product lines including, but not limited to, percussion vests, continuous passive motion machines, patient monitors, patient transfer systems and infant security systems.

•
Sales of Disposables. We offer our customers single use disposable items. Most of these items are used in connection with our outsourced equipment. We do not view this as a core growth business. We offer these products as a convenience to customers and to complement our full medical equipment lifecycle offerings.

BUSINESS OPERATIONS

District Offices

We currently operate 79 district offices, which allows us to service customers throughout the United States. Each district office maintains an inventory of equipment and other items tailored to accommodate the needs of individual customers within its geographical area. Should additional or unusual equipment be required by one of our customers, a district office can draw upon the resources of all of our other districts. With access to approximately 173,000 owned pieces of equipment, we can often obtain the necessary equipment within 24 hours.

Depending on the district office size and demands, our district offices are staffed by multi-disciplined teams of sales professionals, service representatives, customer account representatives and biomedical equipment technicians trained to provide the spectrum of services we offer our customers.

Centers of Excellence

Our district office network is supported by six strategically located Centers of Excellence that focus on providing more specialized depot technical services on a regional and national basis. The Centers of Excellence also provide overflow support and specialized depot service functions for our district offices and customized depot service operations for our manufacturer customers. Our Centers of Excellence are ISO Certified, which is a minimum requirement of many of our equipment manufacturer customers.

Centralized Functions

Our corporate office is located in Edina, Minnesota. We have centralized many of the key elements of our equipment and service offerings in order to maximize our operating efficiencies and uniformity of service. Some of the critical aspects of our business that we have centralized include contract administration, purchasing, pricing, logistics and information technology.

Rental Equipment Fleet

We acquire medical equipment to meet our customers’ needs in five primary product areas: respiratory therapy, newborn care, critical care, patient monitors and specialty bed and pressure area management. We maintain one of the most technologically advanced equipment fleets in the industry, routinely acquiring new and pre-owned equipment to enhance our fleet. Our specialized equipment portfolio managers evaluate new products each year to keep abreast of current market technology and to determine whether to add new products to our equipment fleet. In making equipment purchases, we consider a variety of factors, including manufacturer credibility, repair and maintenance costs, anticipated user demand, equipment mobility and anticipated obsolescence. As of December 31, 2006, we owned approximately 173,000 pieces of equipment available for use by our customers.

Our ten largest manufacturers of movable medical equipment supplied approximately 62% (measured in dollars spent) of our direct movable medical equipment purchases. In 2006, our largest movable medical equipment supplier was Cardinal Health Inc., which accounted for approximately 12% of our movable medical equipment purchases.

We seek to ensure availability of equipment at favorable prices. We generally do not enter into long-term fixed price contracts with suppliers of our equipment. We may receive price discounts related to the volume of our purchases. The purchase price we pay for equipment generally averages in the range of $1,000 to $35,000 per item.

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

We attribute our historical success to, and believe that our potential for future growth comes from, the following strengths:

Unique position in the health care arena. We believe that we are the only national company providing full movable medical equipment lifecycle services to the health care industry. While we have competitors that may offer various stages of the lifecycle, none provide the comprehensive approach to customers that we do. Our extensive and long-standing relationships with more than 3,600 hospitals, approximately 3,300 alternate site providers, over 220 medical equipment manufacturers and the nation’s most prominent GPOs and IDNs present a unique position in the health care arena.

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

Large, modern equipment fleet. We own and manage an extensive, modern fleet of movable medical equipment, consisting of approximately 173,000 owned units. This modern equipment fleet, along with our quality assurance programs and tools, places us in a leadership position in the areas of quality and patient safety. It also places us in a unique position to service “high end” acute care hospitals, such as teaching, research or specialty institutions that demand the most current technology to satisfy the increasingly complex needs of their patients.

Nationwide infrastructure. We have a broad, nationwide service network coupled with focused and customized operations at the local level. Our extensive network of district offices and Centers of Excellence and our 24-hours-a-day, 365 days-a-year service capabilities enable us to compete effectively for large, national contracts as well as to drive growth regionally and locally.

Proprietary software and asset management tools. We have used our more than 65 years of experience and our extensive database of equipment management information to develop sophisticated software technology and management tools. These tools have allowed us to become a leader in meeting the demands of customers by delivering sophisticated asset management programs that we use to drive cost efficiencies, equipment productivity and patient safety programs. We believe that our continued and significant investment in new tools and technology will help us to continue to provide these benefits to the health care industry.

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

Proven management team. We have an industry leading management team with significant depth of health care experience. Our management team has successfully supervised the development of our competitive strategy, continually enhanced our service and product offerings, established our nationwide coverage and furthered our reputation as the industry’s service and quality leader.

Industry with favorable fundamentals. Our business benefits from the overall favorable trends in health care in general and our segments in particular. There is a fundamental shift in the needs of hospitals and alternate site providers from supplemental and peak needs supply of movable medical equipment to full equipment lifecycle asset management programs. This move to full outsourcing is not unlike trends in similar services at hospitals including food service, laundry, professional staffing and technology. The strong fundamentals in medical equipment outsourcing are being driven by the following trends:

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

•
Increase in obesity. The U.S. population is getting heavier with 46 states now having obesity prevalence rates over 20%, compared to zero states with such rates in 1991 (Source: CDC Obesity Trends 2005). Therefore, health care facilities must be prepared for the needs of obese and morbidly obese patients.

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

•
Demand for better patient safety and outcomes. Hospitals across the United States are focused on improving patient safety and outcomes, while minimizing incidents of hospital acquired infections. We expect, and have experienced hospitals turning to UHS, to assist them in managing their equipment to help them to minimize infectious incidents, thereby improving patient safety and outcomes while reducing the cost of infections.

Strong value proposition. With our focus and expertise in medical equipment lifecycle management, we are able to create a strong value proposition for our customers. We provide our customers with the ability to improve their performance with respect to equipment acquisition, efficiency, utilization, management, maintenance, repair and disposal. We also can help our customers improve employee satisfaction, patient safety and outcomes and regulatory compliance.

No direct reimbursement risk. Many health care providers rely on payment from patients or reimbursement from governmental or other third party payors. Our fees are paid directly by our acute care hospital, alternate site and manufacturer customers rather than through third party payors. Accordingly, our exposure to uncollectible patient or reimbursement receivables or government reimbursement changes is reduced, as evidenced by our bad debt expense of approximately 0.5% of total revenues for the year ended December 31, 2006.

GROWTH STRATEGY

Historically, we have experienced significant and sustained organic and strategic growth. Our overall growth strategy is to continue to grow both organically and through strategic acquisitions.

Organic Growth

We believe that the following external and market factors will provide us significant growth opportunities:

•	the aging population;
•	increasing life expectancy;
•	increasing patient acuity;
•	continued increase in the number and sophistication of medical technologies;
•	increasing cost and staffing pressures in hospitals; and
•	continuing growth of outsourcing of non-core functions by hospitals, alternate site providers and manufacturers.

Our organic growth will be driven internally by the following factors:

•	growing our rental business through customer education and increasing the numbers and types of equipment we offer in our programs;
•	converting transactional rental and biomedical service customers to fully outsourced resident-based programs;
•	aggressively growing our less capital intensive technical and professional services and equipment sales and remarketing businesses;
•	increasing the number of hospitals, alternative care facilities and manufacturers to which we provide services;
•	expanding our relationships with GPOs and other national account customers;
•	leveraging our broad range of service offerings to give us opportunities to serve new customers and to provide new services to existing customers; and
•	expanding existing offerings and developing new service offerings to our customers.

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

COMPETITION

An analysis of our competition as it relates to our three business segments follows:

Medical Equipment Outsourcing Segment

We believe that the strongest competition to our outsourcing programs is the traditional purchase and lease alternatives for obtaining movable medical equipment. Currently, many acute care hospitals and alternate site providers view outsourcing primarily as a means of meeting short-term or peak supplemental needs, rather than as a long-term alternative to purchasing or leasing equipment and managing that equipment through its full lifecycle. Although we believe that we can demonstrate the cost-effectiveness of outsourcing patient-ready movable medical equipment and its management in the health care setting, we believe that many health care providers will continue to purchase or lease and manage internally a substantial portion of their movable medical equipment until they are educated in the advantages and efficiencies of outsourcing.

Our largest national competitor in medical equipment outsourcing is Hill-Rom, a subsidiary of Hillenbrand Industries. Our other competition consists of regional or local companies and some movable medical equipment manufacturers and dealers that provide equipment outsourcing to augment their movable medical equipment sales. Local and regional companies often have difficulty maintaining equipment fleets with the latest technology available due to capital constraints and are frequently challenged with the lack of a full product offering. As such, most of our competitors tend to compete on price.

Technical and Professional Services Segment

We face significant and direct competition in the technical and professional services area from many national, regional and local service providers, as well as from medical equipment manufacturers. In addition, many of our customers choose to perform these functions using their own personnel. We believe that through our nationwide network of highly trained technicians, strong customer relationships and extensive equipment database, we offer customers an attractive alternative for performing biomedical repair services on their equipment.

Medical Equipment Sales and Remarketing Segment

In medical equipment sales, we face significant direct competition from a variety of manufacturers and distributors on a nationwide basis. As a result, we are selective in our pursuit of these opportunities. The equipment remarketing market is highly fragmented with low barriers to entry. In addition to manufacturers seeking to control the remarketing and disposal of their own products, we compete with a number of localized or specialized providers of remarketing and disposal services.

EMPLOYEES

We had 1,274 employees as of December 31, 2006, including 1,120 full-time and 154 part-time employees. Of such employees, 119 were sales representatives, 769 were operations personnel, 126 were employed in corporate support functions and 260 were hospital service personnel.

None of our employees are covered by a collective bargaining agreement, and we have experienced no work stoppages to date. We believe that our relations with our employees are good.

INTELLECTUAL PROPERTY

We use ‘‘UHS®’’ and the UHS logo in connection with our services and have registered these marks with the United States Patent and Trademark Office. We use the “Equipment Lifecycle Services”sm, and the Equipment Lifecycle Services logo as service marks in connection with our services. We have applied for federal trademark registration of the Equipment Lifecycle Services logo with the United States Patent and Trademark Office. We also own the CHAMP® service mark. U.S. service mark registrations are generally for a term of 10 years, renewable every 10 years as the mark is used in the regular course of business.

We have a domain name registration for UHS.com, which serves as our main website, and my.UHS.com and myservice.UHS.com, which are web-based tools that provide 24 hour on-demand access to equipment reports for all equipment outsourced or maintained by us.

We have developed a number of proprietary software programs to directly service or support our customers including the Asset Information Management System for Central Services (“AIMS/CS”), Resource for Equipment Documentation System (“REDS”) and Operator Error Identification System (“OEIS”). AIMS/CS is a medical equipment inventory management system that allows customers to track the location and usage of their leased and owned medical equipment using barcodes and hand held laser scanners. Our proprietary REDS and OEIS programs are specifically designed to help customers meet medical equipment documentation and reporting needs under applicable regulations and standards, such as those promulgated by the FDA and The Joint Commission. We have also developed proprietary software tools that allow our employees to manage and maintain our extensive equipment fleet and serve our customers more effectively and efficiently.

MARKETING

We market our programs primarily through our direct sales force, which consisted of 119 professional sales representatives as of December 31, 2006. Our direct sales force is organized into two regions and twelve sales divisions. We support our direct sales force with product specialists, who provide expert support to our resident biomedical programs and specialty bed offerings. Our national accounts team also supports our direct sales force through focusing on securing GPO, IDN and alternate care national and regional contracts.

We also market through our website, www.uhs.com, participation in numerous national and regional conventions, interaction with industry groups and opinion leaders and placement of articles and advertisements in industry-leading publications.

In our marketing efforts we primarily target key decision makers, such as administrators, chief executive officers and chief financial officers as well as materials managers, department heads and directors of purchasing, nursing and central supply. We also promote our programs and services to hospital, manufacturer and alternate care provider groups and associations.

SEASONALITY/BUSINESS INTERRUPTION

Quarterly operating results are typically affected by seasonal factors. Historically, our first and fourth quarters are the strongest, reflecting increased hospital census and patient acuity during the fall and winter months. Our business can also be impacted by natural disasters, such as hurricanes and earthquakes, which affect our ability to transfer equipment to and from our customers and equipment recalls, which can cause equipment to be removed from market use.

REGULATORY MATTERS

Sarbanes-Oxley

There were no meaningful external costs incurred during 2006 related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”). We incurred third party costs related to SOX compliance totaling $0.6 million and $0.2 million in 2005 and 2004, respectively. On December 15, 2006, the Securities and Exchange Commission (“SEC”) announced that the compliance date for non-accelerated filers (such as UHS) to provide management’s assessment regarding internal control over financial reporting was extended to the first fiscal year ending on or after December 15, 2007, and the compliance date to file the auditor’s attestation report was extended to the first fiscal year ending on or after December 15, 2008.

Regulation of Medical Equipment

Our customers are subject to documentation and safety reporting regulations and standards with respect to the medical equipment they use, including those established by the FDA, The Joint Commisssion and the NFPA. Some states and municipalities also have similar regulations.

Our REDS and OEIS programs (see description in “Intellectual Property” section of this Form 10-K) are specifically designed to help customers meet documentation and reporting needs under such regulations and standards. We also monitor changes in regulations and standards and work to accommodate the needs of customers by providing specific product and manufacturer information upon request. Manufacturers of medical equipment are subject to regulation by agencies and organizations such as the FDA, Underwriters Laboratories and the NFPA. We believe that all movable medical equipment we outsource conforms to these regulations.

The Safe Medical Devices Act of 1990 (“SMDA”), which amended the Food, Drug and Cosmetic Act (“FDCA”), requires manufacturers, user facilities and importers of medical devices to report deaths and serious injuries which a device has or may have caused or to which a device has or may have contributed. In addition, the SMDA requires the establishment and maintenance of adverse event files and various other FDA reports. Manufacturers and importers are also required to report certain device malfunctions. We work with our customers to assist them in meeting their reporting obligations under the FDCA, including those requirements added by the SMDA.

As a distributor of medical devices, we are required by the FDCA to maintain device complaint records containing any incident information regarding the identity, quality, durability, reliability, safety, effectiveness or performance of a device. We are required to retain copies of these records for a period of two years from the date of inclusion of the record in the file or for a period of time equivalent to the expected life of the device, whichever is greater, even if we cease to distribute the device. Finally, we are required to provide authorized FDA employees access to copy and verify these records upon their request. We have current compliance records regarding maintenance, repairs, modification and user-error with respect to all of our equipment.

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

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) applies to certain covered entities, including health plans, health care clearinghouses and health care providers. HIPAA regulations protect individually identifiable health information, including information in an electronic format, by, among other things, setting forth specific standards under which such information may be used and disclosed, providing patients rights to obtain and amend their health information and establishing certain administrative requirements for covered entities.

Because of our self-insured health plans, we are a covered entity under the HIPAA regulations. Also, we may be obligated contractually to comply with certain HIPAA requirements as a business associate of various health care providers. In addition, various state legislatures have enacted and may continue to enact additional privacy legislation that is not preempted by the federal law, which may impose additional burdens on us. Moreover, other federal privacy legislation may be enacted. Accordingly, we have made and, as new standards go into effect, we expect to continue to make administrative, operational and information infrastructure changes in order to comply with these rules.

Third Party Reimbursement

Our fees are paid directly by our customers rather than through direct reimbursement from private insurers or governmental entities, such as Medicare or Medicaid. We do not bill the patient, the insurer or other third party payors directly for services provided for hospital inpatients or outpatients. Sometimes, our customers are eligible to receive third party reimbursement for our services. Consequently, the reimbursement policies of such third party payors have a direct effect on the ability of health care providers to pay for our services and an indirect effect on our level of charges. Also, in certain circumstances, third party payors may take regulatory or other action against service providers even though the service provider does not receive direct reimbursement from third party payors.

Hospitals and alternate site providers are facing continued cost containment pressures from public and private insurers and other managed care providers, such as health maintenance organizations, preferred provider organizations and managed fee-for-service plans, as these organizations continue to place controls on the reimbursement and utilization of health care services. We believe that these payors have followed or will follow the federal government in limiting reimbursement through preferred provider contracts, discounted fee arrangements and capitated (fixed patient care reimbursement) managed care arrangements. In addition to promoting managed care plans, employers are increasingly self funding their benefit programs and shifting costs to employees through increased deductibles, co-payments and employee contributions. Hospitals and health care facilities are also experiencing an increase in unreimbursable care or “charity care” which causes increased economic pressures on these organizations. We believe that these cost reduction efforts will place additional pressures on health care providers’ operating margins and will encourage efficient equipment management practices, such as use of our outsourcing and AMPP services.

Liability and Insurance

Although we do not manufacture any medical equipment, our business entails the risk of claims related to the outsourcing, sale and service of medical equipment. In addition, our instruction of hospital employees with respect to the equipment’s use and our professional consulting services are sources of potential claims. We have not suffered a material loss due to a claim; however, any such claim, if made, could have a material adverse effect on our business. While we do not currently provide any services that entail contact or services directly with patients, expansion of services in the future could entail such activities and open the Company to claims from patients.

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

Our operating results are dependent in part upon the amount and types of equipment necessary to service our customers’ needs, which are heavily influenced by the total number of patients our customers are serving at any time (which we refer to as “patient census”). At times of lower patient census, our customers have a decreased need for our services on a supplemental or peak needs basis. Our operating results can vary depending on, for example, the timing and severity of the cold and flu season, local, regional or national epidemics, and the impact of national catastrophes, as well as other factors affecting patient census.

If we are unable to fund our significant cash needs, we may be unable to expand our business as planned or to service our debt.

We require substantial cash to operate our Medical Equipment Outsourcing programs and service our debt. Our outsourcing programs require us to invest a significant amount of cash in movable medical equipment purchases. To the extent that such expenditures cannot be funded from our operating cash flow, borrowings under our senior secured credit facility or other financing sources, we may not be able to grow as currently planned. We currently expect that over the next 12 months we will invest approximately $55 million in new movable medical equipment and other capital expenditures. This estimate is subject to numerous assumptions, including revenue growth, the number of AMPP signings, and any significant changes in GPO contracts. In addition, a substantial portion of our cash flow from operations must be dedicated to servicing our debt and there are significant restrictions on our ability to incur additional indebtedness under the indenture governing our 10.125% Senior Notes due 2011 and our Amended Credit Agreement.

Primarily because of our debt service obligations and debt refinancing charges, we have had a history of net losses. If we consistently incur net losses, it could result in our inability to finance our business in the future. While we had net income of $0.1 million in 2006, we had net losses of $1.6 million and $3.6 million for the years ended 2005 and 2004, respectively.

If we are unable to meet certain financial and operating covenants contained in our Amended Credit Agreement or Senior Notes, our creditors could accelerate the debt or restrict further borrowing.

Our Amended Credit Agreement and our 10.125% Senior Notes contain financial and operating covenants. (For a summary of the covenants under the Amended Credit Agreement, see “Covenants Under Our Amended Credit Agreement” in Item 7 of this Form 10-K). If we fail to meet these covenants or obtain appropriate waivers, our creditors have a number of remedies including, but not limited to, acceleration of our debt or placement of restrictions on further borrowing.

If we are unable to change the manner in which health care providers traditionally procure medical equipment, we may not be able to achieve significant revenue growth.

We believe that the strongest competition to our outsourcing programs is the traditional purchase or lease alternative for obtaining movable medical equipment. Currently, many acute care hospitals and alternate site providers view outsourcing primarily as a means of meeting short-term or peak supplemental needs, rather than as a long-term, effective and cost efficient alternative to purchasing or leasing equipment. Many health care providers may continue to purchase or lease a substantial portion of their movable medical equipment and to manage and maintain it on their own.

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

We purchased movable medical equipment from over 165 manufacturers in 2006. Our ten largest manufacturers of movable medical equipment accounted for approximately 62% of our direct movable medical equipment purchases in 2006. Adverse developments concerning key suppliers or our relationships with them could force us to seek alternative sources for our movable medical equipment or to purchase such equipment on unfavorable terms. A delay in procuring equipment or an increase in the cost to purchase equipment could limit our ability to provide equipment to our customers on a timely and cost-effective basis. If we are unable to have access to parts or if manufacturers do not provide access to equipment manuals or training, we may not be able to provide certain technical and professional services.

A substantial portion of our revenues comes from customers with whom we do not have long-term commitments, and cancellations by or disputes with customers could decrease the amount of revenues we generate, thereby reducing our ability to operate and expand our business.

Approximately 61% of our outsourcing revenue was derived from customers or customers affiliated with a GPO for the year ended December 31, 2006. The source of the remaining 39% of revenue was from customers with no such contractual commitment. Our customers are generally not obligated to outsource our equipment under long-term commitments. In addition, many of our customers do not sign written agreements with us fixing the rights and obligations of the parties regarding matters such as billing, liability, warranty or use. Therefore, we face risks such as fluctuations in usage, inaccurate or false reporting of usage by customers and disputes over liabilities related to equipment use. We do not have written agreements with some of our AMPP customers for which we provide a substantial portion of the movable medical equipment that they use and provide substantial staffing resources. These arrangements could be terminated by the health care provider without notice or payment of any termination fee. A large number of such terminations may adversely affect our ability to generate revenue growth and sufficient cash flows to support our growth plans.

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

We depend on our sales professionals and sales specialists and may lose customers when any of our sales professionals or sales specialists leave us.

Our revenue growth has been supported by hiring and developing new sales professionals and sales specialists and adding, through acquisitions, established sales professionals and sales specialists whose existing customers generally have become our customers. We have experienced and will continue to experience intense competition for these resources. The success of our programs depends on the relationships developed between our sales professionals and sales specialists and our customers.

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

Changes in reimbursement rates and policies by third-party payors for health care items and services may reduce the rates that providers can pay for our services, thereby requiring us to reduce our rates or putting our ability to collect payments at risk.

Our health care provider customers that pay us directly for the services we provide to them rely on reimbursement from third party payors for a substantial portion of their operating revenue. These third party payors include both governmental payors such as Medicare and Medicaid and private payors such as insurance companies and managed care organizations. There are widespread efforts to control health care costs in the United States by all of these payor groups. These cost containment initiatives include reimbursement policies based on fixed rates for a particular patient treatment that are unrelated to the providers’ actual costs and requiring health care providers to provide services on a discounted basis. Consequently, these reimbursement policies have a direct effect on health care providers’ ability to pay us for our services and an indirect effect on our level of charges. Ongoing concerns about rising health care costs may cause more restrictive reimbursement policies to be implemented in the future. Restrictions on the amounts or manner of reimbursements to health care providers may affect the financial strength of our customers and amount our customers are able to pay for our services.

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

Our nursing home and home care customers may pose additional credit risks since they are generally less financially sound than hospitals. Nursing homes in particular have experienced significant financial problems since the implementation of the Balanced Budget Act of 1997. We may incur losses in the future due to the credit risks, including potential bankruptcy filings, associated with any of these customers.

The interests of our major stockholders may conflict with your interests, and these stockholders could cause us to take action that would be against your interests.

J.W. Childs Equity Partners, L.P. (“JWC Fund I”), J.W. Childs Equity Partners III, L.P. (“JWC Fund III”), JWC UHS Co-Invest LLC, JWC Fund III Co-Invest LLC, and Halifax Capital Partners, L.P., (“Halifax”), and their respective affiliates beneficially own shares representing over 90% of our outstanding common equity. Accordingly, these stockholders have the power to elect our board of directors, appoint new management and approve any action requiring a stockholder vote, including amendments to our certificate of incorporation and approving mergers or sales of substantially all of our assets. Such concentration of voting power could have the effect of deterring and preventing a change of control of our company that might otherwise be beneficial to our security holders. The directors so elected will have the authority to make decisions affecting our capital structure, including the issuance of additional indebtedness and the declaration of dividends. Circumstances may occur in which the interests of these equity holders could be in conflict with your interests.

Consolidation in the health care industry may lead to a reduction in the outsourcing rates we charge, thereby decreasing our revenues.

In recent years, many acute care hospitals and alternate site providers have consolidated to create larger health care organizations. We believe this consolidation trend may continue. Any resulting consolidated health care organization may have greater bargaining power over us, which could lead to a reduction in the outsourcing rates that we are able to charge. A reduction in our outsourcing rates may decrease our revenues.

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

The health care industry is required to comply with extensive and complex laws and regulations at the federal, state and local government levels. While the majority of these regulations do not directly apply to us, there are some that do, including the FDCA and certain state pharmaceutical licensing requirements. Although we believe we are in compliance with the FDCA, if the FDA expands the reporting requirements under the FDCA, we may be required to comply with the expanded requirements and may incur substantial additional expenses in doing so. With respect to state licensing requirements, we are currently licensed in 12 states and may be required to be licensed in additional states. Our failure to possess such licenses for our existing operations may subject us to certain additional expenses.

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

Although we do not manufacture any medical equipment, we own a large fleet of movable medical equipment, which may be subject to equipment recalls or obsolescence.

We are required to incur significant expenditures in order to maintain a large and modern equipment fleet. Our equipment may be subject to recalls that could be expensive to implement. We may be required to incur additional costs to repair or replace the equipment at our own expense or we may choose to purchase incremental new equipment from a supplier not affected by the recall. Additionally, our relationship with our customers may be damaged if we cannot promptly replace the equipment that has been recalled.

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

ITEM 1B: Unresolved Staff Comments

None.

ITEM 2: Properties

As of December 31, 2006, we operated 79 full service district offices and six technical service Centers of Excellence. We own our Minneapolis, Minnesota district office facility, consisting of approximately 0.89 acres of real property and 24,000 square feet of office, warehouse, processing and technical repair space (the “Property”). On February 1, 2007, we entered into an agreement to sell the Property. This agreement is subject to termination by the purchaser until March 30, 2007. The sale of the Property is expected to close during the second quarter of 2007, subject to the satisfaction of customary closing conditions. During the second quarter of 2007, we expect to move our Minneapolis, Minnesota district office into a new facility, consisting of approximately 22,000 square feet of leased space. We lease our other district offices, averaging approximately 6,100 square feet, and our Centers of Excellence. None of our offices are dedicated to a single business segment. Our corporate office is located at a 41,000 square foot leased facility in Edina, Minnesota.

ITEM 3: Legal Proceedings

From time to time, we may become involved in litigation arising out of operations in the normal course of business. As of December 31, 2006, we were not a party to any pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results, financial position, or cash flows.

ITEM 4: Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 1, 2007, there were 59 holders of our common stock, par value $.01 per share. There is no established public trading market for our common stock, and during 2005 and 2006, we did not declare or pay a cash dividend on any class of our common stock. We intend to retain earnings for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends in the foreseeable future. Our debt instruments contain certain restrictions on our ability to pay cash dividends on our common stock (See Note 6, “Long-Term Debt”, in the audited financial statements included in Item 15 of this Form 10-K, and the information regarding our Amended Credit Agreement contained under the caption “Liquidity and Capital Resources” in Item 7 of this Form 10-K).

During 2006, pursuant to the exercise of outstanding options, we sold common stock to employees in the amount and on the dates set forth below.

Date of Sale	Shares Sold	Amount of Sale
January 24, 2006	2,500	$ 2,500
February 27, 2006	1,666	1,666
March 2, 2006	1,666	1,666
March 7, 2006	1,666	1,666
March 14, 2006	1,666	1,666
March 29, 2006	8,333	10,000
April 4, 2006	166	166
May 17, 2006	208	250
June 9, 2006	1,666	1,666
June 19, 2006	5,833	7,000
November 10, 2006	125	166

	25,495	$28,411

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

We did not repurchase any of our equity securities during 2006.

ITEM 6: Selected Financial Data

The selected financial data presented below under the captions “Statement of Operations Data,” “Other Financial Data,” “Other Operating Data” and “Balance Sheet Data” for and as of each of the years in the five-year period ended December 31, 2006, are derived from our audited financial statements. The selected financial data presented below is qualified in its entirety by, and should be read in conjunction with, the financial statements and notes thereto and other financial and statistical information included elsewhere in this Form 10-K, including the information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

	Years Ended December 31,
	(dollars in thousands)
	2006	2005	2004	2003	2002
Statement of Operations Data:
Total revenues	$225,075	$215,904	$199,600	$171,005	$153,766
Cost of medical equipment outsourcing, sales and service	130,872	127,049	113,783	95,398	82,609
Gross margin	94,203	88,855	85,817	75,607	71,157

Selling, general and administrative:
Recapitalization, stock compensation and severance	-	-	-	14,385	10,099
Other selling, general and administrative.	61,940	58,455	57,713	46,956	43,053
Total selling, general and administrative	61,940	58,455	57,713	61,341	53,152
Operating income	32,263	30,400	28,104	14,266	18,005
Interest expense	31,599	31,127	30,508	20,245	18,126
Loss on early retirement of debt	-	-	-	13,272	-
Income (loss) before income taxes	664	(727)	(2,404)	(19,251)	(121)
Income tax expense	612	842	1,188	275	97
Net income (loss)	$52	$(1,569)	$(3,592)	$(19,526)	$(218)

	Years Ended December 31,
	(dollars in thousands)
	2006	2005	2004	2003	2002
Other Financial Data:
Net cash provided by operating activities	$48,871	$43,963	$37,966	$15,957	$40,186
Net cash used in investing activities	(51,711)	(40,631)	(65,150)	(36,770)	(38,956)
Net cash provided by (used in) financing activities	$2,840	$(3,332)	$27,184	$20,813	$(1,230)
Other Operating Data:
Movable medical equipment
(approximate number of units at end of period)	173,000	161,000	150,000	144,000	138,000
Offices (at end of period)	79	75	75	69	65
Number of total customers (at end of period)	6,900	6,300	6,250	5,950	5,880
Depreciation and amortization	$45,454	$46,327	$42,097	$35,532	$32,775
EBITDA(1)(2)	$77,717	$74,984	$68,459	$36,525	$50,781

	As of December 31,
	(dollars in thousands)
	2006	2005	2004	2003	2002
Balance Sheet Data:
Working capital (3)	$20,913	$19,379	$17,198	$8,575	$10,043
Total assets	$265,006	$249,185	$246,407	$220,219	$202,136
Total debt	$310,191	$300,480	$297,302	$271,082	$200,806
Shareholders’ deficiency	$(92,981)	$(96,799)	$(93,058)	$(89,903)	$(55,358)

(1)
EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization. Management understands that some industry analysts and investors consider EBITDA as a supplementary non-GAAP financial measure useful in analyzing a company’s ability to service debt. EBITDA, however, is not a measure of financial performance under Generally Accepted Accounting Principals (“GAAP”) and should not be considered as an alternative to, or more meaningful than, net income as a measure of operating performance or to cash flows from operating, investing or financing activities or as a measure of liquidity. Since EBITDA is not a measure determined in accordance with GAAP and is thus susceptible to varying interpretations and calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. EBITDA does not represent an amount of funds that is available for management’s discretionary use. See note 2 for a reconciliation of net cash provided by operating activities to EBITDA.

(2)	The following is a reconciliation of net cash provided by operating activities to EBITDA:

	Years Ended December 31,
	(dollars in thousands)
	2006	2005	2004	2003	2002
Net cash provided by operating activities	$48,871	$43,963	$37,966	$15,957	$40,186
Changes in operating assets and liabilities	678	2,327	2,245	7,916	4,122
Other non-cash expenses	(4,043)	(3,275)	(3,448)	(7,867)	(11,750)
Income tax expense	612	842	1,188	275	97
Interest expense	31,599	31,127	30,508	20,244	18,126
EBITDA	$77,717	$74,984	$68,459	$36,525	$50,781

(3)	Represents total current assets (excluding cash and cash equivalents) less total current liabilities (excluding current portion of long-term debt).

Segment Information

	Year Ended December 31, 2006
	(dollars in thousands)
	Medical Equipment Outsourcing	Technical and Professional Services	Medical Equipment Sales and Remarketing	Corporate and Unallocated	Total
Revenues	$176,932	$30,445	$17,698	$-	$225,075
Cost of revenue	58,987	21,068	13,387	-	93,442
Movable medical equipment depreciation	37,430	-	-	-	37,430
Gross margin	$80,515	$9,377	$4,311	$-	$94,203

Total assets	$39,395	$1,793	$3,843	$219,975	$265,006

	Year Ended December 31, 2005
	(dollars in thousands)
	Medical Equipment Outsourcing	Technical and Professional Services	Medical Equipment Sales and Remarketing	Corporate and Unallocated	Total
Revenues	$167,687	$29,654	$18,563	$-	$215,904
Cost of revenue	52,499	21,878	14,706	-	89,083
Movable medical equipment depreciation	37,966	-	-	-	37,966
Gross margin	$77,222	$7,776	$3,857	$-	$88,855

Total assets	$40,467	$2,496	$3,850	$202,372	$249,185

	Year Ended December 31, 2004
	(dollars in thousands)
	Medical Equipment Outsourcing	Technical and Professional Services	Medical Equipment Sales and Remarketing	Corporate and Unallocated	Total
Revenues	$156,490	$25,491	$17,619	$-	$199,600
Cost of revenue	47,178	17,295	13,307	-	77,780
Movable medical equipment depreciation	36,003	-	-	-	36,003
Gross margin	$73,309	$8,196	$4,312	$-	$85,817

Total assets	$41,070	$3,199	$3,858	$198,280	$246,407

Segment assets for the three operating business segments (excluding Corporate and Unallocated) primarily include goodwill and intangible assets. Corporate and Unallocated includes all other UHS assets.

Subsequent Events

On February 23, 2007, we entered into a definitive agreement (the “Intellamed Agreement”) with Intellamed, Inc., a Texas corporation (“Intellamed”), providing for our purchase of the assets of the ICMS division of Intellamed and our assumption of certain liabilities in connection therewith for a purchase price of $16.5 million in cash, subject to certain adjustments and earnout consideration. The Intellamed Agreement provides for us to make advances of the purchase price to Intellamed before the closing of this acquisition subject to certain conditions. In connection with the advances, we entered into a promissory note, which provides for Intellamed to re-pay these advances subject to certain conditions. The Intellamed Agreement provides for us to pay earnout consideration to Intellamed during the first and second 12 consecutive month periods following the closing date. On February 27, 2007, we entered into a letter agreement with Intellamed that amends the Intellamed Agreement. This acquisition is expected to close during the second quarter of 2007, subject to obtaining third party consents as more particularly described in the Intellamed Agreement and the satisfaction of customary closing conditions.

In connection with this acquisition, we entered into Amendment No. 1 to the Amended Credit Agreement dated as of February 13, 2007, with General Electric Capital Corporation, as agent for the lenders, and the lenders party thereto (the "Amendment"). The Amendment permits us to consummate this acquisition subject to certain conditions.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are a leading nationwide provider of medical equipment outsourcing and services to the health care industry, including national, regional and local acute care hospitals and alternate site providers, such as nursing homes and home care providers. We service customers across the spectrum of the equipment life cycle as a result of our position as the industry’s largest purchaser, outsourcer and reseller of movable medical equipment. Our diverse customer base includes more than 3,600 acute care hospitals and approximately 3,300 alternate site providers. We also have extensive and long-standing relationships with over 220 major medical equipment manufacturers and the nation’s largest GPOs and IDNs. Our service offerings fall into three segments: Medical Equipment Outsourcing, Technical and Professional Services, and Medical Equipment Sales and Remarketing. All of our services leverage our nationwide logistics network and our more than 65 years of experience managing and servicing all aspects of movable medical equipment. These services are paid by our customers and not directly through reimbursement from governmental or other third-party payors.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases these estimates on historical experience and other assumptions believed to be reasonable under the circumstances. However, actual results could differ from these estimates. Management believes the critical accounting policies and areas that require more significant judgments and estimates used in the preparation of our consolidated financial statements to be:

•	allowance for doubtful accounts;
•	useful lives assigned to long-lived and intangible assets;
•	recoverability of long-lived and intangible assets, including goodwill;
•	measurement of our pension benefit obligation;
•	self-insurance reserves for worker’s compensation, employee health care and auto insurance plans;
•	provisions for inventory and equipment obsolescence; and
•	various other commitments and contingencies.

We estimate the allowance for doubtful accounts considering a number of factors, including:

•	historical experience;
•	aging of the accounts receivable; and
•	specific information obtained by us on the condition and the current creditworthiness of our customers.

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

We review long-lived and intangible assets, including goodwill, for impairment annually, or at any time events or circumstances indicate that the carrying value of such assets may not be fully recoverable. For long-lived assets and amortizable intangible assets, an impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the assets compared to its carrying value. For goodwill, an impairment is evaluated based on the fair value of each reporting unit. If an impairment is recognized, the carrying value of the impaired asset is reduced to its fair value based on discounted estimated future cash flows. As of January 1, 2007, no goodwill impairment has been recognized in 2006, 2005 or 2004.

The measurement of our pension benefit obligation is dependent on a variety of assumptions determined by management and used by our actuaries. These assumptions affect the amount and timing of future contributions and expenses.

The assumptions used in developing the required estimates include discount rate, expected return or earnings on assets, retirement rates and mortality rates. We assume no changes in projected salary costs as the benefits under the plan were frozen in 2002. For year-end 2006, the discount rate assumption is determined by considering the average of bond yield curves constructed from a large population of high-quality, non-callable, corporate bond issues with maturity dates of six months to thirty years. Bond issues in the population are rated no less than Aa by Moody’s Investor Services or AA by Standard & Poors. A single equivalent discount rate reflects the matching of the plan liability cash flows to the yield curve. Prior to 2005, the discount rate assumption was based on the investment yields available at year-end on corporate long-term bonds rated no less than Aa by Moody’s Investor Services or AA by Standard & Poors.

The expected return on plan assets reflects asset allocations, investment strategies and the views of investment managers over a long-term perspective. Retirement and mortality rates are based on anticipated future plan experience. The effects of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in future periods. Our unrecognized actuarial loss on our pension is $3.2 million. This decrease over prior year is primarily attributable to the increase of the discount rate in the current year. Significant differences in actual experience or significant changes in assumptions may materially affect pension obligations.

In determining our pension obligations for 2006, our discount rates increased from 5.5 percent at year-end 2005 to 5.9 percent. The increase in the discount rate and expected returns on plan assets of 8.00% remaining stable are expected to result in relatively flat pension expense in 2007; however, given current assumptions, pension expense should be lower in future periods due to freezing plan benefits in 2002.

We estimate our liability for worker’s compensation and auto self-insurance plans by applying insurance industry standard loss development factors to projected and the Company’s experienced claims information. Significant changes in claims activity would have a direct impact on the amount of expense we recognize in association with these self-insurance programs. Self-insurance costs related to our employee health care are accrued based upon the aggregate of the liability for reported claims and estimated liability for claims development and incurred but not reported.

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

In the normal course of business, we make estimates of potential loss accruals related to legal, tax, missing equipment and service obligations. These accruals require the use of management’s judgment on the outcome of various issues. Management’s estimates for these items are based on the best available evidence, but due to changes in facts and circumstances, the ultimate outcomes of these accruals could be different than management’s estimates.

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

On February 23, 2007, we entered into a definitive agreement (the “Intellamed Agreement”) with Intellamed, Inc., a Texas corporation (“Intellamed”), providing for our purchase of the assets of the ICMS division of Intellamed and our assumption of certain liabilities in connection therewith for a purchase price of $16.5 million in cash, subject to certain adjustments and earnout consideration. On February 27, 2007, we entered into a letter agreement with Intellamed that amends the Intellamed Agreement. This acquisition is expected to close during the second quarter of 2007, subject to obtaining third party consents as more particularly described in the Intellamed Agreement and the satisfaction of customary closing conditions. In connection with this acquisition, we entered into Amendment No. 1 to the Amended Credit Agreement dated as of February 13, 2007, with General Electric Capital Corporation, as agent for the lenders, and the lenders party thereto (the "Amendment"). The Amendment permits us to consummate this acquisition subject to certain conditions.

We financed the above acquisitions with borrowings under our available credit facilities.

RESULTS OF OPERATIONS

The following table provides information on the percentages of certain items of selected financial data compared to total revenues and also indicates the percentage increase or decrease of this information over the prior comparable period.

				Percent Increase (Decrease)
	Percent of Total Revenues			Year Ended	Year Ended
	Years Ended December 31,			2006 Over	2005 Over
				Year Ended	Year Ended
Revenue	2006	2005	2004	2005	2004
Medical equipment outsourcing	78.6%	77.7%	78.4%	5.5%	7.2%
Technical and professional services	13.5	13.7	12.8	2.7	16.3
Medical equipment sales and remarketing	7.9	8.6	8.8	(4.7)	5.4
Total revenues	100.0%	100.0%	100.0%	4.2	8.2

Cost of Sales
Cost of medical equipment outsourcing	26.2	24.3	23.6	12.4	11.3
Cost of technical and professional services	9.4	10.1	8.7	(3.7)	26.5
Cost of medical equipment sales and remarketing	6.0	6.8	6.7	(9.0)	10.5
Movable medical equipment depreciation	16.6	17.6	18.0	(1.4)	5.5
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	58.2	58.8	57.0	3.0	11.7
Gross margin	41.8	41.2	43.0	6.0	3.5

Selling, general and administrative	27.5	27.1	28.9	6.0	1.3
Operating income	14.3	14.1	14.1	6.1	8.2

Interest expense	14.0	14.4	15.3	1.5	2.0
Income (loss) before income taxes	0.3	(0.3)	(1.2)	*	*

Provision for income taxes	0.3	0.3	0.6	*	*
Net income (loss)	-%	(0.6)%	(1.8)%	*	*

* Not Meaningful

Comparison of the year ended December 31, 2006, to the year ended December 31, 2005

Medical Equipment Outsourcing Segment – Manage & Utilize
(dollars in thousands)	Year Ended
	December 31,
	2006	2005	Change	% Change

Total revenue	$176,932	$167,687	$9,245	5.5%
Cost of revenue	58,987	52,499	6,488	12.4
Movable medical equipment depreciation	37,430	37,966	(536)	(1.4)
Gross margin	$80,515	$77,222	$3,293	4.3%

Gross margin %	45.5%	46.1%

Total revenue in the Medical Equipment Outsourcing segment rose $9.2 million, or 5.5%, to $176.9 million in 2006. This increase was driven by growth in our acute care customer base, increased activity in our AMPP customers and incremental business from new and existing technology in our fleet, offsetting weak hospital census.

Total cost of revenue in the segment rose $6.5 million, or 12.4%, to $59.0 million in 2006. This increase is primarily attributable to higher repair and maintenance costs associated with our fleet of $2.5 million and higher employee-related costs of $1.9 million due to an increased number of employees. Other increases in this area include increased gasoline expense of $0.6 million, travel expense of $0.6 million, occupancy expense of $0.5 million and other net expense increases of $0.4 million. Increased expenses were primarily driven by increased business activity.

Movable medical equipment depreciation decreased $0.5 million, or 1.4%, to $37.4 million in 2006. This decrease is primarily due to the effects of disposals and equipment reaching the end of its depreciable life.

Gross margin from the Medical Equipment Outsourcing segment for the year ended December 31, 2006, was $80.5 million, representing a $3.3 million, or 4.3% increase from 2005. Gross margin percentage for the Medical Equipment Outsourcing segment decreased from 46.1% in 2005 to 45.5% in 2006. This decrease is primarily attributable to higher repair and maintenance and employee-related costs along with generally weak hospital census.

Technical and Professional Services Segment – Plan & Acquire; Maintain & Repair
(dollars in thousands)	Year Ended
	December 31,
	2006	2005	Change	% Change
Total revenue	$30,445	$29,654	$791	2.7%
Cost of revenue	21,068	21,878	(810)	(3.7)
Gross margin	$9,377	$7,776	$1,601	20.6%

Gross margin %	30.8%	26.2%

Total revenue in the Technical and Professional Services segment rose $0.8 million, or 2.7%, to $30.4 million in 2006. This revenue increase resulted primarily from growth in our resident biomedical programs of $0.8 million and our manufacturer services business of $0.3 million partially offset by a decrease in supplemental or response-based revenues of $0.3 million. These product lines are transactional in nature and such results reflect increased customer demand.

Total cost of revenue in the segment decreased $0.8 million, or 3.7%, to $21.1 million in 2006. This decrease is primarily attributable to a decrease in repair and supply related expenses of $0.6 million and lower travel expense of $0.5 million, partially offset by other increased expenses of $0.3 million.

Gross margin from the Technical and Professional Services segment for the year ended December 31, 2006, totaled $9.4 million, representing a $1.6 million, or 20.6%, increase from 2005. Gross margin percentage for the Technical and Professional Services segment increased from 26.2% in 2005 to 30.8% in 2006. This increase is primarily due to increased resident biomedical revenues and the effect of operating efficiency programs.

Medical Equipment Sales and Remarketing Segment – Redeploy & Remarket
(dollars in thousands)	Year Ended
	December 31,
	2006	2005	Change	% Change
Total revenue	$17,698	$18,563	$(865)	(4.7)%
Cost of revenue	13,387	14,706	(1,319)	(9.0)
Gross margin	$4,311	$3,857	$454	11.8%

Gross margin %	24.4%	20.8%

Total revenue in the Medical Equipment Sales and Remarketing segment decreased $0.9 million, or 4.7%, to $17.7 million in 2006. This decrease was caused by lower sales in disposable, new equipment, and other of $0.6, $0.6 and $0.2, respectively. These decreases were partially offset by increased used equipment sales of $0.5 million. These results are consistent with our strategy to reduce activity with disposable products.

Total cost of revenue in the segment decreased $1.3 million, or 9.0%, to $13.4 million in 2006. This decrease is primarily attributable to lower cost of disposable sales, new equipment sales, used equipment and other sales of $0.6, $0.4, $0.2 and $0.1 million, respectively.

Gross margin from the Medical Equipment Sales and Remarketing segment for the year ended December 31, 2006, was $4.3 million, representing a $0.5 million or 11.8% increase from 2005. Gross margin percentage for the Medical Equipment Sales and Remarketing segment increased from 20.8% in 2005 to 24.4% in 2006. Margins in this segment fluctuate based on equipment mix and used equipment availability.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.5 million, or 6.0%, to $61.9 million in 2006. The increase was primarily attributable to $1.6 million of stock compensation expenses related to the adoption of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), increased personal property taxes of $0.9 million, the write-off of software development costs previously capitalized of $0.8 million, higher board of directors related expenses of $0.7 million, increased travel and entertainment expense of $0.4 million and other increases totaling $0.2 million. Increases were partially mitigated by a decrease in SOX and data communication expenses of $0.6 and $0.5 million, respectively. Selling, general and administrative expenses as a percentage of total revenue increased to 27.5% in 2006 from 27.1% for 2005.

Interest Expense

Interest expense rose $0.5 million, or 1.5%, to $31.6 million in 2006. The increase in interest expense reflects higher interest rates and increased debt, primarily resulting from capital leases. Our average effective interest rate on variable rate debt increased from 6.6% to 7.5% during 2006.

Income Taxes

Tax expense for 2006 was $0.6 million versus $0.8 million for 2005. Income tax expense relates primarily to valuation allowances established for net operating losses not recognized as well as minimum state taxes.

Net Income (Loss)

Net income (loss) improved $1.6 million to $0.1 million in 2006. The improvement is primarily due to increased revenue generating higher gross margin of $5.3 million, partially offset by increased selling, general and administrative costs of $3.5 million and interest expense of $0.5 million.

EBITDA

EBITDA for the year ended December 31, 2006, was $77.7 million, representing a $2.7 million, or 3.6%, increase from $75.0 million for the same period of 2005. This increase resulted primarily from increased revenue generating higher gross margin of $5.3 million partially offset by increased selling, general and administrative expense.

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

For a reconciliation of EBITDA to net cash provided by operating activities, see note (2) under the caption “Selected Financial Data” in Item 6 of this Form 10-K.

Comparison of the year ended December 31, 2005, to the year ended December 31, 2004
Medical Equipment Outsourcing Segment – Manage & Utilize
(dollars in thousands)	Year Ended
	December 31,
	2005	2004	Change	% Change
Total revenue	$167,687	$156,490	$11,197	7.2%
Cost of revenue	52,499	47,178	5,321	11.3
Movable medical equipment depreciation	37,966	36,003	1,963	5.5
Gross margin	$77,222	$73,309	$3,913	5.3%

Gross margin %	46.1%	46.8%

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

Technical and Professional Services Segment – Plan & Acquire; Maintain & Repair
(dollars in thousands)	Year Ended
	December 31,
	2005	2004	Change	% Change
Total revenue	$29,654	$25,491	$4,163	16.3%
Cost of revenue	21,878	17,295	4,583	26.5
Gross margin	$7,776	$8,196	$(420)	(5.1)%

Gross margin %	26.2%	32.2%

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

Gross margin from the Technical and Professional Services segment for the year ended December 31, 2005, totaled $7.8 million, representing a $0.4 million, or 5.1%, decrease from Technical and Professional Services segment gross margin of $8.2 million for 2004.

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

Medical Equipment Sales and Remarketing Segment – Redeploy & Remarket
(dollars in thousands)	Year Ended
	December 31,
	2005	2004	Change	% Change
Total revenue	$18,563	$17,619	$944	5.4%
Cost of revenue	14,706	13,307	1,399	10.5
Gross margin	$3,857	$4,312	$(455)	(10.6)%

Gross margin %	20.8%	24.5%

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

Gross margin from the Medical Equipment Sales and Remarketing segment for the year ended December 31, 2005, was $3.9 million, representing a $0.4 million or 10.6% decrease from the Medical Equipment Sales and Remarketing segment gross margin of $4.3 million for the same period of 2004. Gross margin percentage for the Medical Equipment Sales and Remarketing segment decreased from 24.5% in 2004 to 20.8% in 2005. Margins in this segment will fluctuate based on equipment mix and used equipment availability, which was constrained in the first quarter of 2005 by robust demand in our outsourcing segment where for-sale inventory was converted to our rental fleet. Additionally, a recall of Baxter’s Colleague infusion pump line resulted in higher rental utilization of older infusion pump models which typically would have been sold.

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

Net Income (Loss)

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

EBITDA

EBITDA for the year ended December 31, 2005, was $75.0 million, representing a $6.5 million, or 9.5%, increase from $68.5 million for the same period of 2004. This increase resulted primarily from increased revenue generating higher gross margin of $3.0 million. EBITDA also benefited by $1.2 million related to recording of certain leased vehicles that qualified as capital leases.

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

For a reconciliation of EBITDA to net cash provided by operating activities, see note (2) under the caption “Selected Financial Data” in Item 6 of this Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Amended and Restated Credit Agreement

General

On May 26, 2005, we entered into an Amended and Restated Credit Agreement (“Amended Credit Agreement”) with a bank group led by General Electric Capital Corporation. Under the terms of the Amended Credit Agreement, we may obtain an aggregate of $125 million. On February 13, 2007, we entered into Amendment No. 1 to the Amended Credit Agreement (the "Amendment"). The Amendment permits us to consummate the acquisition of the assets of the ICMS division of Intellamed, Inc. for a purchase price of $16.5 million in cash, subject to certain adjustments and earnout consideration as more particularly described in Item 6 of this Form 10-K under the caption “Subsequent Events”.

Availability under the Amended Credit Agreement as of December 31, 2006, was approximately $77.1 million, representing our borrowing base of approximately $122.4 million less borrowings of $43.0 million and outstanding letters of credit of $2.3 million at that date. Borrowings under the agreement are collateralized by substantially all of our assets.

Amounts borrowed under the Amended Credit Agreement generally bear interest on LIBOR-based and index rate formulas. At December 31, 2006, the interest rates were 2.00 percentage points over LIBOR and 0.75 percentage points over the index rate, with the interest rate margins subject to change based upon quarterly leverage ratios. At December 31, 2006, our LIBOR-based rate was 7.35% and our index-based rate was 9.00%, both of which include the credit spreads noted above. The terms of the Amended Credit Agreement also extended the maturity from October 2008 to May 2010. Amounts borrowed under the Amended Credit Agreement are due at the end of the five-year term.

The Amended Credit Agreement contains certain covenants, including restrictions and limitations on dividends, liens, leases, incurrence or guarantees of debt, transactions with affiliates, investments or loans, and mergers, acquisitions, consolidations and asset sales. Furthermore, we are required to maintain compliance with certain financial covenants, including a maximum senior debt leverage ratio and a minimum interest coverage ratio. As of December 31, 2006, we were in compliance with all covenants under the Amended Credit Agreement. (See “Covenants Under Our Amended Credit Agreement” below.)

Covenants Under Our Amended Credit Agreement

Our senior secured credit facility under our Amended Credit Agreement, as amended February 13, 2007 by Amendment No. 1 permits us to consummate the purchase of the assets of the ICMS division of Intellamed, Inc., and is secured by substantially all of our assets and the assets of some of our future subsidiaries, if any, and by a pledge of all of the capital stock of some of our future subsidiaries, if any. Our ability to borrow under the senior secured credit facility is governed by a borrowing base composed of certain of our accounts receivable and equipment inventory.

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

The senior credit facility also contains negative covenants (See “Negative Covenants“ in Exhibit 10.21 to Form 8-K filed on May 26, 2005). These covenants are subject to a number of important limitations and exceptions. The negative covenants restrict and limit our ability and the ability of our future subsidiaries (we currently have no subsidiaries), if any, with respect to, among other things:

•	entering into merger or similar transactions;
•	making investments, loans and advances;
•	incurring indebtedness;
•	entering into affiliate transactions;
•	changing our capital structure or nature of our business;
•	incurring guaranteed indebtedness;
•	granting liens;
•	selling stock and assets;
•	engaging in sale-leaseback or similar transactions;
•	canceling our indebtedness;
•	paying dividends or making other distributions;
•	engaging in speculative transactions;
•	amending the terms of our subordinated debt and certain agreements; and
•	changing our name, location or fiscal year.

In addition, our senior secured credit facility requires that we comply with the following financial covenants:

•
Minimum interest coverage ratio. We and our subsidiaries must maintain on a consolidated basis at each date set forth below, a ratio of EBITDA (as defined in our Amended Credit Agreement) to interest expense (as defined in our Amended Credit Agreement) of not less than 2.00 to 1.0 for the twelve-month periods ending on each June 30, September 30, December 31 and March 31. Our interest coverage ratio for the twelve-month period ended on December 31, 2006 was 2.7 to 1.0.

•
Maximum total senior secured leverage ratio. We and our subsidiaries must maintain on a consolidated basis at each date set forth below, a ratio of funded senior secured debt (as defined in our Amended Credit Agreement) to EBITDA (as defined in our Amended Credit Agreement) of not more than 2.0 to 1.0 as of, and for, each of the twelve-month periods ending on each June 30, September 30, December 31 and March 31. Our total senior secured leverage ratio for the twelve-month period ended on December 31, 2006, was 0.7 to 1.0.

Senior Notes

On May 14, 2004, we exchanged our $260 million in outstanding 10.125% series A senior notes due 2011, which we refer to as the initial notes, for $260 million in registered 10.125% series B notes due 2011, which we refer to as the exchange notes. The terms of the exchange notes are identical to the terms of the initial notes except that the exchange notes are registered under the Securities Act of 1933, and therefore are freely transferable, subject to certain restrictions. The exchange notes evidence the same indebtedness as the initial notes. Interest on the notes is payable on May 1 and November 1 of each year. As of December 31, 2006, we had outstanding $260 million of our senior notes. The indenture governing our notes contains restrictions on our ability to engage in certain activities and limitations on capital expenditures. (See “Covenants Under the Indenture Governing the Senior Notes” below.)

Covenants Under the Indenture Governing the Senior Notes

The indenture governing our notes contains covenants limiting our ability to incur additional debt; pay cash dividends or distributions on our capital stock or repurchase our capital stock or subordinated debt; issue redeemable stock or preferred stock; issue stock of subsidiaries; make certain investments; transfer or sell assets; create liens on our assets to secure debt; enter into transactions with affiliates; and merge or consolidate with another company. These covenants are subject to a number of important limitations and exceptions. See “Description of Notes -- Certain Covenants” in Amendment Number 5 to Form S-4 filed on April 15, 2004.

Liquidity

Our principal sources of liquidity are expected to be cash flows from operating activities and borrowings under our senior secured credit facility. It is anticipated that our principal uses of liquidity will be to fund capital expenditures related to purchases of movable medical equipment, provide working capital, meet debt service requirements and finance our strategic plans, including acquisitions.

We require substantial cash to grow our Medical Equipment Outsourcing programs and service our debt. Our outsourcing programs require us to invest a significant amount of cash in movable medical equipment purchases. To the extent that such expenditures cannot be funded from our operating cash flow, borrowings under our senior secured credit facility or other financing sources, we may not be able to conduct our business or grow as currently planned. We currently expect that over the next 12 months, we will invest approximately $55 million in new movable medical equipment and other capital expenditures. This estimate is subject to numerous assumptions, including revenue growth and the number of AMPP signings.

The following table sets forth selected historical information regarding our cash flows:
	Years Ended December 31,
	(dollars in thousands)
	2006	2005	2004
Net cash provided by operating activities	$48,871	$43,963	$37,966
Net cash used in investing activities	(51,711)	(40,631)	(65,150)
Net cash provided by (used in) financing activities	$2,840	$(3,332)	$27,184

Net cash provided by operating activities during the year ended December 31, 2006, was $48.9 million compared to $44.0 million in the same period in 2005. This increase was primarily attributable to increased net earnings of $1.6 million, favorable changes in operating assets and liabilities of $1.7 million and favorable other non-cash expenses of $1.6 million. Net cash used in investing activities during the year ended December 31, 2006, was $51.7 million, compared to $40.6 million in the same period in 2005. This increase was primarily due to increased moveable medical purchases of $12.7 million. Net cash provided by financing activities during the year ended December 31, 2006, was $2.8 million, compared to net cash used in financing activities of $3.3 million in the same period in 2005. This change was primarily attributable to increased net borrowings under our Amended Credit Agreement of $4.1 million resulting from increased moveable medical equipment purchases during 2006 and a $1.5 million reduction in our book overdrafts. Changes in book overdraft relate to changes in checks outstanding.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPE”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2006, we do not have any SPE transactions.

Contractual Obligations

The following is a summary as of December 31, 2006, of our future contractual obligations (in thousands):

	Payments due by period
Contractual Obligations	Total	2007	2008 -2009	2010-2011	2012 and beyond
Long-term debt obligations	$310,191	$3,056	$3,697	$303,438	$-
Interest on senior notes	127,238	26,325	52,650	48,263	-
Operating lease obligations	51,924	6,603	13,103	10,779	21,439
Purchase obligations	7,469	7,469	-	-	-
Pension obligations [1]	-	-	-	-	-
Total contractual obligations	$496,822	$43,453	$69,450	$362,480	$21,439

Other commercial commitments:
Stand by letter of credit	$2,342	$-	$-	$-	$-

(1)
We do not have any significant statutory or contractual funding requirements for our qualified non-contributory defined pension plan. We cannot reasonably determine the exact timing or amount of payments to meet any future funding requirements under the plan.

Based on the level of operating performance expected in 2007, we believe our cash from operations, together with additional borrowings under our Amended Credit Agreement, will meet our liquidity needs for the foreseeable future, exclusive of any borrowings that we may make to finance potential acquisitions. However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could be adversely affected. Availability under our Amended Credit Agreement as of December 31, 2006, was approximately $77.1 million, representing our borrowing base of $122.4 million, net of outstanding letters of credit of $2.3 million and borrowings of $43.0 million at that date.

Our expansion and acquisition strategy may require substantial capital. Sufficient funding for such acquisitions may not be available under our existing revolving credit facility, and we may not be able to raise any necessary additional funds through bank financing or the issuance of equity or debt securities on terms acceptable to us, if at all.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Standards Board (“FASB”) issued SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans an Amendment of FASB Statements No. 87, 88, 106 and 123(R). SFAS No. 158 requires employers to recognize the under funded or over funded status of a defined benefit post retirement plan as an asset or liability in its statements of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The provisions of SFAS No. 158 are effective for fiscal years ending after June 15, 2007. We are currently evaluating the impact of this statement, but believe the adoption of SFAS No. 158 will not have a material impact on our financial position or results of operations.

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

In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). This SAB addresses diversity in practice of quantifying financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. The SAB is effective for financial statements issued for fiscal years ending after November 15, 2006. The adoption of SAB 108 does not have an impact on our financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this statement, but believe the adoption of FIN 48 will not have a material impact on our financial position or results of operations.

FORWARD LOOKING STATEMENTS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

We believe statements in this Annual Report on Form 10-K looking forward in time involve risks and uncertainties. The following factors, among others, could adversely affect our business, operations and financial condition causing our actual results to differ materially from those expressed in any forward-looking statements: our history of net losses and substantial interest expense; our need for substantial cash to operate and expand our business as planned; our substantial outstanding debt and debt service obligations; restrictions imposed by the terms of our debt; a decrease in the number of patients our customers are serving; our ability to effect change in the manner in which health care providers traditionally procure medical equipment; the absence of long-term commitments with customers; our ability to renew contracts with group purchasing organizations and integrated delivery networks; changes in reimbursement rates and policies by third-party payors; the impact of health care reform initiatives; the impact of significant regulation of the health care industry and the need to comply with those regulations; difficulties or delays in our continued expansion into certain of our businesses/geographic markets and developments of new businesses/geographic markets; and additional credit risks in increasing business with home care providers and nursing homes, impacts of equipment product recalls or obsolescence; increases in vendor costs that cannot be passed through to our customers; and other Risk Factors as set forth herein.

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

ITEM 7A: Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk is interest rate risk associated with our debt instruments. We use both fixed and variable rate debt as sources of financing. As of December 31, 2006, we had approximately $310.2 million of total debt outstanding, of which $43.0 million was bearing interest at variable rates approximating 7.5%. A 1.0 percentage point change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $0.4 million for each of the years ended December 31, 2006, 2005 and 2004. As of December 31, 2006, we had no other significant material exposure to market risk.

We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes.

ITEM 8: Financial Statements and Supplementary Data

The following table sets forth certain unaudited quarterly financial data for 2006 and 2005. In our opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth therein. The operating results for any one quarter are not necessarily indicative of results for any future period.

Selected Quarterly Finanical Information
(Unaudited)
(dollars in thousands)

	Year Ended December 31, 2006
	March 31	June 30	September 30	December 31
Total revenues	$57,982	$55,128	$54,569	$57,396
Gross margin	$26,539	$23,288	$21,349	$23,027
Gross margin %	45.8%	42.2%	39.1%	40.1%
Net income (loss)	$3,553	$(181)	$(2,217)	$(1,103)
Net cash provided by operating activities	20,148	4,675	18,787	5,261
Net cash used in investing activities	(12,317)	(8,682)	(10,974)	(19,738)
Net cash (used in) provided by financing activities	$(7,831)	$4,007	$(7,813)	$14,477

	Year Ended December 31, 2005
	March 31	June 30	September 30	December 31
Total revenues	$55,271	$53,398	$53,363	$53,872
Gross margin	$23,680	$21,834	$20,645	$22,696
Gross margin %	42.8%	40.9%	38.7%	42.1%
Net income (loss)	$971	$(1,522)	$(1,057)	$39
Net cash provided by operating activities	17,334	3,451	13,847	9,331
Net cash used in investing activities	(10,077)	(7,835)	(9,914)	(12,805)
Net cash (used in) provided by financing activities	$(4,258)	$1,385	$(3,933)	$3,474

The Report of the Independent Registered Public Accounting Firm, Financial Statements and Schedules are set forth in Part IV, Item 15 of this report.

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

During the fiscal quarter ended December 31, 2006, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: Other Information

None.

PART III

ITEM 10: Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth the ages and the current positions of our executive officers and directors as of March 1, 2007.

Name	Age	Position
David E. Dovenberg	62	Chairman of the Board of Directors
Gary D. Blackford	49	President, Chief Executive Officer and Director
Rex T. Clevenger	49	Senior Vice President and Chief Financial Officer
Walter T. Chesley	52	Senior Vice President, Human Resources
Diana J. Vance-Bryan	50	Senior Vice President and General Counsel
Timothy W. Kuck	49	Senior Vice President, Operations
David G. Lawson	50	Senior Vice President, Technology, Marketing and Facilities
Joseph P. Schiesl	55	Senior Vice President, Sales
Jeffrey L. Singer	45	Senior Vice President, Asset Optimization
Scott M. Madson	46	Controller and Chief Accounting Officer
Michael N. Cannizzaro	57	Director
David W. Dupree	54	Director
Steven G. Segal	46	Director
Mark J. Tricolli	35	Director
Brent D. Williams	39	Director
Edward D. Yun	39	Director
Samuel B. Humphries	64	Advisory Director

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

Gary D. Blackford has been President, Chief Executive Officer and a member of the board of directors since 2002. Prior to joining us, Mr. Blackford was Chief Executive Officer for Curative Health Services from September 2001 to March 2002 and, prior to that, for Shop for School.com, Inc. from June 1999 to June 2001. He also served as Chief Operating Officer of Value Rx from 1994 to 1996 and as Chief Operating Officer and Chief Financial Officer of MedIntel from 1993 to 1994. Mr. Blackford holds a Bachelors of Business Administration degree from The University of Iowa, a Juris Doctor degree from Creighton University and Certified Public Accountant certificate. He is a member of the board of the Twin Cities Ronald McDonald Charities, a non-profit corporation dedicated to helping families live with a child’s serious illness. Mr. Blackford was a member of the board of Compex Technologies, Inc. (NASDAQ: CMPX), a global provider of electro therapy products, until its merger with Encore Medical (NASDAQ: ENMC) in February of 2006.

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

Diana Vance-Bryan joined us in 2006 as Senior Vice President and General Counsel. She has over 20 years of legal experience, primarily in the health care sector. From February 2004 through October 2006, Ms. Vance-Bryan served as Vice President and General Counsel of Novartis Nutrition Corporation, a leading manufacturer of medical nutrition products. Prior to joining Novartis Nutrition Corporation and re-joining Novartis, Ms. Vance-Bryan was a shareholder in the Twin Cities law firm of Briggs and Morgan, P.A. from 2003 through 2004. Ms. Vance-Bryan was Senior Vice President and General Counsel, PreferredOne Administrative Services, Inc. from 2000 through 2003 and earlier in her career she served as Assistant General Counsel, United Healthcare Corporation, now UnitedHealth Group. Ms. Vance-Bryan is a graduate of Mercy Hospital School of Nursing, received a Bachelor of Science degree in nursing from The University of Iowa College of Nursing and a Juris Doctor degree from The University of Iowa College of Law.

Timothy W. Kuck joined us in 2004 as the Vice President of the Central Region. Since October of 2005, Mr. Kuck has been the Senior Vice President of Operations. He has over 20 years of progressive managerial growth in sales, operation, finance and corporate administration. Prior to joining us, Mr. Kuck held the positions of Regional Vice President (1999-2003) and Chief Financial Officer and Secretary (1997-1999) at G&K Services, Inc. Between the years of 1995-1997 at First Data Corporation, which acquired Employee Benefit Plans, Inc., he held the titles of President of EBPLife Insurance Company and Senior Vice President of First Health. During Mr. Kuck’s tenure at Employee Benefit Plans, he held the positions of Chief Financial Officer and Secretary (1993-1995), President of EBPLife Insurance Company (1991-1997) and General Counsel and Secretary (1991-1993). Mr. Kuck also was an attorney at Popham, Haik, Schnobrich & Kaufman, Ltd., in Minneapolis, Minnesota from 1984 to 1991. Mr. Kuck holds a Juris Doctor degree from the University of Minnesota Law School and a Bachelor of Arts degree from Augustana College in South Dakota. Mr. Kuck also has a Certified Public Accountant certification.

David G. Lawson has been Senior Vice President of Technology, Professional Services, Marketing and Facilities since 2002. He has over 25 years of technology experience, 15 of those in the health care/financial services industries with ValueRx, EBP Healthplans, North Central Life Insurance, Norwest Technical and Curative Health Services. He was Chief Administrative Officer of Curative Health Services from October 2001 to March 2002. Prior to that, he was Chief Operating Officer and Chief Technology Officer for Shop for School.com, Inc. from April 1999 to September 2001. Prior to that, he was Chief Information Officer of ValueRx from December 1995 to April 1998. Early in his career he spent four years as a management consultant with Deloitte and Touche and five years with Best Products Limited. He holds a Bachelor of Science degree in Hospital Administration from Concordia College.

Joseph P. Schiesl has been Senior Vice President, Sales since 2003. Mr. Schiesl has over 25 years of experience in health care services businesses. Prior to joining us, Mr. Schiesl was Chief Executive Officer of Thinking Networks, Inc., an internet protocol software services start-up from February 2001 to December 2001. Prior to that, Mr. Schiesl was President of ViTec, Inc., an e-health software services company, from April 1999 to August 2000. From December 1995 to April 1998, Mr. Schiesl was President, Pharmacy Benefit Management Services of ValueRx. Prior to tenure at ValueRx, Mr. Schiesl was Executive Vice President at MedIntel Systems. Earlier in his career, Mr. Schiesl spent two years with Diversified Pharmaceutical Services and 20 years at CyCare Systems. He holds a Bachelor of Arts in Economics from Loras College.

Jeffrey L. Singer has been Senior Vice President, Asset Optimization since 2003. From 1999 to 2003, he was Vice President, Purchasing and Logistics and from 1998 to 1999 he was Vice President of Alternate Care—West. He was Chief Executive Officer of Home Care Instruments, Inc. from 1991 to 1998, and held various other positions at HCI from 1986 to 1991. He holds a Bachelor of Science in Marketing and Logistics.

Scott M. Madson joined UHS in October 2006 as Controller and Chief Accounting Officer. He has over 20 years of accounting and financial management experience, most recently with Nextel Partners, Inc., a wireless telecommunications provider, where he was the Controller from 2004 to 2006. From 1998 to 2004, Mr. Madson was Director of Financial Accounting with RBC Dain Rauscher, a Minneapolis, Minnesota based securities brokerage and investment banking firm. Prior to that, he held financial reporting and internal audit managerial positions at RBC Dain Rauscher as well as audit positions with Deloitte and Touche. Mr. Madson holds a Certified Public Accountant certificate and a Bachelor of Science degree in accounting from the University of Minnesota.

Michael N. Cannizzaro has been a director since May 2001. He has been an Operating Partner of J.W. Childs Associates, L.P. since 2001. Prior to that, he was President and Chief Executive Officer of Beltone Electronics Corporation from 1998 to 2000. He was President of Caremark International’s Prescription Service Division from 1994 to 1997; Vice President, Business Development of Caremark’s Nephrology Service Division from April 1994 to September 1994; and President of Leica North America from 1993 to 1994. He held numerous positions in general management at Baxter Healthcare Corporation from 1976 to 1993, including the position of President of various divisions. He was the Chairman and Chief Executive Officer of National Nephrology Associates, Inc. (“NNA”) from May 2003 until April 2004. He was a director of NNA from July 1999 until April 2004. He is currently Chairman of Insight Health Services Corp., Vice Chairman of Sheridan Healthcare Corp., Chairman of Cornerstone Healthcare Group, and Chairman of CHG Healthcare Services.

David W. Dupree became a director on October 17, 2003. He is the Chief Executive Officer and a Managing Director of The Halifax Group, which he co-founded in January 1999. From 1992 to 1999, Mr. Dupree was a Managing Director and Partner with The Carlyle Group, a global investment firm located in Washington, D.C. Prior to joining The Carlyle Group, Mr. Dupree was a Principal in Corporate Finance with Montgomery Securities and prior to that, he was Co-Head of Equity Private Placements at Alex Brown & Sons Incorporated. Mr. Dupree earned a B.S. from The University of North Carolina at Chapel Hill and received his M.B.A. from the Graduate School of Management at Wake Forest University, where he was past Chairman of the Board of Visitors. Mr. Dupree serves as a Trustee for St. Patrick’s Episcopal School in Washington, D.C. where he was past Chairman of the Finance Committee. Mr. Dupree currently serves on the Boards of Directors of Insight Health Services Corp., Whole Foods Markets, Inc. (NASDAQ: WFMI), EFO Capital Management, and on the Board of Trustees for Wake Forest University. In recent years, Mr. Dupree served on the Boards of Meineke Car Care Centers, Inc., Soil Safe, Inc., National Packaging Solutions Group, and Pharmaceutical Research Associates International, Inc.

Steven G. Segal has been a director since February 1998. Mr. Segal is an Executive-in-Residence/Lecturer at Boston University's School of Management and is a Special Limited Partner of J.W. Childs Associates. From 1995 to 2005, he was a founding partner of J.W. Childs Associates. From 1987 to 1995, he was an executive at Thomas H. Lee Company, most recently holding the position of Managing Director. He is also a director of The NutraSweet Company, InSight Health Services Corp., and Round Grille, Inc. (d/b/a FiRE +iCE). From 2004 to 2006, Mr. Segal was director of MAAX, Inc. where he is now Advisory Director and in such capacity does not vote on matters before the board.

Mark J. Tricolli became a director on October 17, 2003. He is a Vice President of J.W. Childs Associates, L.P. and has been at J.W. Childs since July 2000. He was an Associate in the Merchant Banking Division of Goldman, Sachs & Co. from August 1999 to June 2000. He was pursuing a degree at business school from 1997 to 1999. During the summer of 1998, he worked at Donaldson, Lufkin & Jenrette. He is also a director of InSight Health Services Corp., JA Holdings, Inc., Sheridan Holdings, Inc., EmployBridge Holding Company and CHG Healthcare Services, Inc..

Brent D. Williams became a director on October 17, 2003. He is a Managing Director of The Halifax Group, L.L.C. and has been with The Halifax Group since its formation in October 1999. He was a director in PaineWebber’s Merchant Banking Division, which he helped to establish, from January 1999 to September 1999. He was a director in PaineWebber’s Investment Banking division from August 1995 to December 1998. He joined PaineWebber from Smith Barney Inc. He is also a director of PolyPipe, Inc., Taylor Logistics and Maverick Healthcare Group. Mr. Williams is a board member for the DFW Chapter of the Association for Corporate Growth and is an advisory board member of the Center For Private Equity Finance at the University of Texas at Austin.

Edward D. Yun has been a director since February 1998. He is a Partner of J.W. Childs Associates, L.P. and has been at J.W. Childs since 1996. From 1994 until 1996 he was an Associate at DLJ Merchant Banking, Inc. He is also a director of Pan Am International Flight Academy, Inc., InSight Health Services Corp., JA Holdings, Inc., Sheridan Holdings, Inc., EmployBridge Holding Company and CHG Healthcare Services, Inc.

Samuel B. Humphries became an advisory director on October 17, 2003, and in such capacity, does not vote on matters before the board of directors. Mr. Humphries served as a director from 1991 to February 1998 and from April 1998 until October 17, 2003. Mr. Humphries was appointed president, chief executive officer and director of HealthTronics, Inc., in May, 2006. Prior to this, he was president and chief executive officer of Uroplasty, Inc., a medical device company. Previously, he was a founding partner of Ascent Medical Technology Fund, L.P., a venture capital fund. Mr. Humphries has over 25 years of healthcare and medical device experience. As President and chief executive officer of American Medical Systems he was an investor and part of an LBO spin-off from Pfizer, Inc. Before joining AMS, Mr. Humphries was president and CEO of Optical Sensors, Inc., a medical device start-up company, where he guided the company from start-up through an IPO. Prior to OSI, Mr. Humphries was at AMS during its formative years where he served first as vice president of world wide sales and marketing, and then as president and chief executive officer. Earlier, he was with the Medical Systems Group of the General Electric Company where he was initially district sales manager and then promoted to national sales manager of the critical care patient monitoring business. Mr. Humphries has served on numerous private and public boards of directors, and served on the board of directors of the Health Industry Manufacturers Association (HIMA, now AdvaMed). In addition to serving as a director of HealthTronics, he also serves on the Board of Directors of Criticare Systems, Inc. Mr. Humphries earned a B.S. in Economics and marketing from the University of Kentucky.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors

Each director is expected to devote sufficient time, energy and attention to ensure diligent performance of his or her duties. The board met nine times during 2006. All directors attended at least 75% of the board meetings with the exception of David W. Dupree.

Committees of the Board of Directors

The board of directors has four standing committees, which are the compensation committee, audit committee, executive committee and mergers and acquisitions committee. In addition, the board convened a special acquisition committee in December 2006 to consider and decide certain matters involving the acquisition of certain assets of Intellamed, Inc., as more particularly described in Item 6 of this Form 10-K under the caption “Subsequent Events”. The members of the special acquisition committee were David W. Dupree and Edward D. Yun. The special acquisition committee did not meet during 2006. Each of the four standing committees is described below.

Compensation Committee

Our board of directors has a compensation committee consisting of certain of our directors. The members of the compensation committee are David W. Dupree, Samuel B. Humphries and Edward D. Yun. Mr. Humphries is the chairman but, as an advisory director, does not vote on matters before such committee. The compensation committee met once during 2006, and all members were present. Under current rules of public trading markets, such as NASDAQ and the New York Stock Exchange, our current compensation committee would not be deemed to be comprised solely of independent directors, because one of our compensation committee members is associated with J.W. Childs Associates, L.P. and one of our compensation committee members is associated with The Halifax Group, L.L.C. Our compensation committee administers our Stock Option Plan, produces an annual compensation committee report, determines the annual compensation to be paid to the named executive officers and makes regular reports to the board of directors concerning executive compensation.

Audit Committee

Our audit committee consists of Samuel B. Humphries, Mark J. Tricolli and Brent D. Williams. Mr. Humphries is the chairman but, as an advisory director, does not vote on matters before such committee. The audit committee met five times during 2006. All audit committee members attended at least 75% of the meeting with the exception of Brent D. Williams. Action taken by our audit committee is required to be taken by unanimous vote. Our audit committee is responsible for reviewing the adequacy of our system of internal accounting controls; reviewing the results of the independent registered public accounting firm’s annual audit, including reviewing the independent registered public accounting firm’s required communication on any significant adjustments, management judgments and estimates, new accounting policies and disagreements with management; reviewing our audited financial statements and discussing the statements with management; reviewing the audit reports submitted by the independent registered public accounting firm and the performance of our independent registered public accounting firm and annually recommending independent registered public accounting firms; adopting and annually assessing our charter; and preparing such reports or statements as may be required by securities laws.

Under current rules of public trading markets, such as NASDAQ and the New York Stock Exchange, our current audit committee would not be deemed to be comprised solely of independent directors since one of our audit committee members is associated with JWC Fund I and JWC Fund III, and one of our audit committee members is associated with Halifax. Our board of directors has determined that the audit committee does not have an “audit committee financial expert” as that term is defined in the SEC regulations, because our board of directors did not believe that any of the members of the audit committee meet the specific qualifications of an ”audit committee financial expert.” However, our board of directors has determined that all of the members of the audit committee are able to read and understand fundamental financial statements and that our audit committee has the financial sophistication and valuable business knowledge necessary to fulfill the duties and the obligations of the audit committee. Our board of directors has concluded that the appointment of an additional director to the audit committee is not necessary at this time.

Executive Committee

The executive committee of our board of directors consists of four of our directors. The members of the executive committee are Gary D. Blackford, David E. Dovenberg, David W. Dupree and Steven G. Segal. Mr. Dovenberg is the chairman. Our executive committee is responsible for such matters as our board of directors may determine from time to time. Our executive committee did not meet during 2006.

Mergers and Acquisitions Committee

The mergers and acquisitions committee of our board of directors was created in 2004 and consists of Mark Tricolli, Brent D. Williams and Edward D. Yun. Our mergers and acquisitions committee is responsible for reviewing and approving acquisitions in which the total consideration is less than $6 million. Our mergers and acquisitions committee did not meet during 2006.

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

CODE OF BUSINESS CONDUCT AND ETHICS

We have adopted a code of conduct and ethics for all employees, directors and officers. Our code of conduct and ethics can be found at our internet website, www.uhs.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our code of conduct and ethics by posting such information on our website at the address specified above.

ITEM 11: Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Committee

The compensation committee’s responsibilities are discussed in Item 10 of this Form 10-K under the caption “Board Committees.”

The agenda for meetings of the compensation committee is determined by its chairman with the assistance of our chief executive officer. At each meeting, the compensation committee meets in executive session. The compensation committee’s chairman reports the committee’s recommendations on executive compensation to the board of directors. Our human resources and finance departments support the compensation committee in its duties and, along with the chief executive officer, may be delegated authority to fulfill certain administrative duties regarding the compensation programs. The compensation committee has the authority under its charter to retain, approve fees for and terminate advisors, consultants and agents as it deems necessary to assist in the fulfillment of its responsibilities.

Overview of Compensation Program

The compensation committee has responsibility for establishing, implementing and continually monitoring adherence with our compensation philosophy. The compensation committee ensures that total compensation paid to the named executive officers is fair, reasonable and competitive.

Compensation Philosophy and Objectives

The compensation committee believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual and long-term strategic goals of the Company. The committee evaluates both performance and compensation to ensure the Company maintains its ability to attract and retain superior employees in key positions and compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of other health care services companies. To that end, the compensation committee believes executive compensation packages provided by us to the named executive officers, should include base salary, annual performance-based incentive compensation and long-term equity (stock option) compensation that rewards performance as measured against established goals.

Role of Executive Officers in Compensation Decisions

The compensation committee approves all compensation decisions for the named executive officers, which include the review and approval of the chief executive officer’s compensation as well as the review and approval of the chief executive officer’s recommendations regarding annual performance-based incentive compensation and long-term equity (stock option) compensation to the other named executive officers of the Company.

Setting Executive Compensation

Based on the compensation committee’s compensation philosophy and objectives, the committee has structured the Company’s annual performance-based incentive and long-term equity (stock option) compensation to motivate the named executive officers to achieve the business goals set by us, and to reward the named executive officers for achieving these goals. In furtherance of this, the committee conducts an annual review of its total compensation program for the chief executive officer and the other named executive officers.

2006 Executive Compensation Components

For our year ended December 31, 2006, the principal components of compensation for named executive officers were:

•	base salary;
•	performance-based incentive compensation;
•	long-term equity incentive (stock option) compensation;
•	severance and/or change of control benefits;
•	retirement plans; and
•	long-term savings plan and other benefits.

Base Salary

The Company provides named executive officers with a base salary to compensate them for services rendered during the fiscal year. Base salary ranges are determined for each named executive based on his or her position and responsibility using data from health care services companies and the compensation committee’s knowledge of and expertise regarding the market. Base salary ranges are designed so that salary opportunities for a given position will be targeted at the midpoint of the base salary established for each range.

During its review of base salaries for the named executives, the compensation committee may consider, but is not limited to any of the following three items:

•	market data provided by the our human resources department or outside consultants;
•	internal review of the named executive officer’s compensation, both individually and relative to other named executive officers; and
•	individual performance of the executive.

Salary levels are typically considered annually as part of our performance review process and upon a promotion or other change in job responsibility. Merit based increases to salaries of the named executive officers are based on the compensation committee’s assessment of the individual’s performance.

Performance-Based Incentive Compensation

The performance-based incentive compensation is offered through the Executive Incentive Program (the “EIP”), an annual cash incentive program. The EIP includes various incentive levels based on the participant’s accountability and impact on our operations, with award opportunities that are established as a percentage of base salary. The range varies from 70% to 85% of base salary for the Company’s named executive officers.

The potential EIP award for each named executive officer is based on the achievement of the corporate financial objective set forth by the compensation committee relating to earnings before interest, income tax, depreciation and amortization as adjusted for stock-based compensation and board of directors expenses (“Adjusted EBITDA”). The potential EIP award is calculated by comparing actual and target Adjusted EBITDA. Each 1% directional variance to target has a 10 times multiplier affect on the potential EIP award with bookends at 110% and 93% of target, correlating to a multiplier effect to incentive levels of 200% to 30%, respectively. Adjusted EBITDA performance at a level below 93% of target results in a zero potential EIP award.

Management understands that some industry analysts and investors consider earnings before interest, income tax, depreciation and amortization (“EBITDA”) as a supplementary non-GAAP financial measure useful in analyzing a company’s ability to service debt. EBITDA, however, is not a measure of financial performance under GAAP and should not be considered as an alternative to, or more meaningful than net income as a measure of operating performance or to cash flows from operating, investing or financing activities or as a measure of liquidity. Since EBITDA is not a measure determined in accordance with GAAP and is thus susceptible to varying interpretations and calculations, EBITDA, may not be comparable to other similarly titled measures of other companies. EBITDA does not represent an amount of funds that is available for management’s discretionary use. Adjusted EBITDA (EBITDA before stock-based compensation and board of directors expense) is included because certain compensation plans are based upon this measure.

The named executive officers earn 50% of the actual EIP based on actual Adjusted EBITDA results versus target. The remaining 50% of the actual Adjusted EBITDA results versus target is earned based on attainment of each named executive officer’s specific and quarterly objectives.

During the past five years, the Company achieved performance in excess of the target once, but did not achieve the maximum performance level. The payout percentage in the past five years ranged between approximately 60% and 118% of the participant’s target award opportunity. Generally, the committee sets the minimum, target and maximum levels so the relative difficulty of achieving the target is consistent from year to year.

Awards granted to named executive officers under the EIP on March 9, 2007 for performance in 2006 are reflected in column (g) of the Summary Compensation Table on page 62. The Company expects to pay the EIP in April 2007.

Long-Term Equity Incentive (Stock Option) Compensation

The 2003 Stock Option Plan (“Stock Option Plan”) provides for the award of stock options and is designed to:

•	enhance the link between the creation of stockholder value and long-term executive incentive compensation;
•	provide an opportunity for increased equity ownership by executives; and
•	maintain competitive levels of total compensation.

Stock option award levels vary among participants based on their positions within the Company and are typically granted in the fourth calendar quarter. The exercise price of the stock option award is equal to the fair market value of our common stock on the grant date as determined by applying a peer group EBITDA multiple approach, with a discount applied to such multiple to account for our lack of liquidity. The peer group includes a cross section of publicly traded hospitals, capital-intensive health care service companies, and broad health care companies.

Severance and/or Change of Control Benefits

The Company has adopted an Executive Severance Pay Plan. This plan provides for severance and/or change of control benefits for two named executive officers and employment agreements provide for severance and/or change of control benefits for the other three named executive officers. For a detailed discussion of the foregoing, please refer to the caption “Potential Payments Upon Termination or Change of Control.”

Retirement Plans

Effective December 31, 2002, benefit accruals under our Employees’ Pension Plan (the “Pension Plan”) were frozen for all participants and no new participants have been or will be permitted to enter the Pension Plan after that date. Mr. Singer is the only named executive officer who participates in the Pension Plan.

Under the Pension Plan, all employees who attained age 21 and who completed one year of service prior to December 31, 2002, were eligible to participate in the Pension Plan. Additional service or compensation changes of participants after that date are not considered for purposes of computing participant accrued benefit. However, accumulated service after December 31, 2002, continues to be taken into account for purposes of determining a participant’s vested interest and entitlement to an early retirement subsidy and certain death benefits.

Participants earn the right to receive certain benefits upon termination of employment including retirement at the normal retirement age of 65 or upon early retirement on or after age 55. Normal retirement benefits are calculated as more particularly illustrated below. Benefits vest according to the following schedule and are 100% vested at normal retirement.

Years of Service	Vesting Percentage
Less than 3	-
3	20%
4	40%
5	60%
6	80%
7	100%

The formulas below provide an illustration as to how the retirement benefits are calculated.

Normal Retirement

First Formula

1.6%	X	Average Monthly Pay (1)	X	Years of Credited Service (up to 25)	-	Social Security Benefit	=	Monthly Benefit

Second Formula

Years of Credited Service		X	$6.00	=	Monthly Benefit

(1) Average monthly pay primarily includes base salary and EIP awards.

Early retirement benefits are determined, generally, in the same manner as described above for normal retirement benefit, but are adjusted to reflect the actuarially determined adjusted payout period.

Long-Term Savings Plan and Other Benefits

The long-term savings plan is a tax-qualified retirement savings plan pursuant to which all employees, including the named executive officers, are able to contribute the lesser of up to 60% of their annual salary or the limit prescribed by the Internal Revenue Service to the Long-Term Savings Plan on a pre-tax basis. The Company will match 50% of up to 6% of base pay that is contributed to the Long-Term Savings Plan. Matching contributions and any earnings on the matching contributions are vested in accordance with the following schedule:

Years of Service	Vesting Percentage
Less than 1	-
1	33%
2	66%
3	100%

TAX AND ACCOUNTING IMPLICATIONS

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code provides that the Company may not deduct compensation of more than $1 million that is paid to certain individuals. In addition, Section 280G of the Internal Revenue Code provides that the Company may not deduct compensation paid in connection with a change of control that is treated as an excess parachute payment. The compensation committee reviews and considers the Company’s deductibility of executive compensation. We believe that compensation paid under our EIP is generally 100% deductible for federal income tax purposes, except that potential excess parachute payments exist with respect to our named executive officers. In certain circumstances, however, the compensation committee may elect to approve compensation that is not fully deductible to ensure competitive levels of compensation for our executive officers. For 2006, we believe that all executive officer compensation paid will be fully deductible.

Accounting for Stock-Based Compensation

Beginning January 1, 2006, we began accounting for our stock-based compensation, namely, stock options issued under the Stock Option Plan, as required by SFAS 123(R).

COMPENATION COMMITTEE REPORT

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on this review and discussion, recommended to the board of directors that the Compensation Discussion and Analysis be included in this Form 10-K.

THE COMPENSATION COMMITTEE

Samuel B. Humphries

David W. Dupree

Edward D. Yun

EXECUTIVE COMPENSATION

The following tables and accompanying narrative disclosure should be read in conjunction with the Compensation Discussion and Analysis.

SUMMARY COMPENSATION TABLE

The table below sets forth the total compensation earned by and awarded to the named executive officers for our 2006 fiscal year.

The named executive officers were not entitled to receive payments which would be characterized as “Bonus” payments for the year ended December 31, 2006. Amounts listed under column (g), “Non-Equity Incentive Plan Compensation”, were determined in accordance with the “2006 Executive Incentive Plan Targets”, filed as Exhibit 10.11 to the Annual Report on Form 10-K for the 2005 fiscal year as approved by the compensation committee of our board of directors. The non-equity incentive plan compensation is expected to be paid in April 2007.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension
							Value and
						Non-Equity	Non-Qualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($) (1)	($) (2)	($) (3)	($) (4)	($)
Gary D. Blackford	2006	$391,923	$-	$-	$507,272	$393,100	N/A	$5,878	$1,298,173
President, Chief Executive
Officer and Director

Rex T. Clevenger	2006	$297,105	$-	$-	$89,607	$270,000	N/A	$6,600	$663,312
Senior Vice President
and Chief Financial
Officer

Joseph P. Schiesl	2006	$253,846	$-	$-	$113,172	$170,000	N/A	$6,060	$543,077
Senior Vice President,
Sales

Timothy W. Kuck	2006	$213,069	$-	$-	$87,508	$188,000	N/A	$4,185	$492,762
Senior Vice President,
Operations

Jeffrey L. Singer	2006	$194,082	$-	$-	$68,495	$175,000	$-	$5,823	$443,400
Senior Vice President,
Asset Optimization

(1)
The amounts in column (f) reflect the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2006, in accordance with SFAS 123(R) of awards pursuant to the Stock Option Plan and may include amounts from awards granted in and before 2006. Assumptions used in the calculation of these amounts are included in footnote 12 to our audited financial statements for the fiscal year ended December 31, 2006 set forth in Part IV, Item 15 of this Form 10-K.

(2)	The amounts in column (g) reflect the cash awards to the named executive officers under the EIP, which is discussed in detail on page 57 under the caption “Performance-Based Incentive Compensation”.

(3)
The amount in column (h) for Mr. Singer, the only named executive officer covered by the Pension Plan, reflects the change in the present value of the named executive officer’s benefits under the Pension Plan using interest rate and mortality rate assumptions consistent with those used in our financial statements and includes amounts which Mr. Singer may not be entitled to receive because such amounts are not vested. The amount shown for Mr. Singer does not include a $1,865 decline in the present value of the benefit provided under the Pension Plan. The Pension Plan is discussed in detail on page 59 under the caption “Retirement Plans”.

(4)
The amounts in column (i) reflect our contributions for the named executive officers to our Long-Term Savings Plan, discussed in detail on page 60 under the caption “Long-Term Savings Plan and Other Benefits”.

GRANTS OF PLAN BASED AWARDS

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Equity Incentive Plan (2)		Under Awards	All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	Awards	Awards
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/sh) (3)	($)
Gary D. Blackford	N/A	$-	$333,135	$666,269	-	-	-	-	-	-	-

Rex T. Clevenger	N/A	$-	$222,829	$445,658	-	-	-	-	-	-	-

Joseph P. Schiesl	N/A	$-	$177,692	$355,384	-	-	-	-	-	-	-

Timothy W. Kuck	N/A	$-	$149,148	$298,297
	11/15/2006	-	-	-	150,000	150,000	150,000	-	-	$2.06	$171,549

Jeffrey L. Singer	N/A	$-	$135,858	$271,715
	11/15/2006	-	-	-	50,000	50,000	50,000	-	-	$2.06	$57,183

(1)
The amounts shown in columns (c), (d) and (e) reflect the minimum, target and maximum payment levels, respectively, under the Company’s EIP. These amounts are based on the named executive officer’s salary and position as of December 31, 2006.

(2)	The amounts shown in columns (f), (g) and (h) reflect the number of options granted under our Stock Option Plan.

(3)
The exercise price of the stock option award is equal to the fair market value of our common stock on the grant date as determined by applying a peer group EBITDA multiple approach, with a discount applied to such multiple to account for our lack of liquidity. The peer group includes a cross section of publicly traded hospitals, capital-intensive health care service companies, and broad health care companies, including by way of example, Apria Healthcare, Lincare Holdings, Inc., Alliance Imaging, Inc., Triad Hospitals, Inc., LifePoint, Inc., Cardinal Health, Inc. and Hillenbrand Industries, Inc.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (1)

(a)	(b)	(c)	(d)	(e)	(f)	(g)
	OPTION AWARDS (2)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Gary D. Blackford	5/1/2004	1,400,668	4,202,229	4,202,229	$1.00	5/1/2014

Rex T. Clevenger	6/15/2004	166,666	833,334	833,334	$1.00	6/15/2014

Joseph P. Schiesl	5/1/2004	312,488	937,513	937,513	$1.00	5/1/2014

Timothy W. Kuck	5/1/2004	62,498	187,502	187,502	$1.00	5/1/2014
	10/1/2004	16,667	83,333	83,333	$1.20	10/1/2014
	11/1/2005	41,667	458,333	458,333	$1.33	11/1/2015
	11/15/2006	-	150,000	150,000	$2.06	11/15/2016

Jeffrey L. Singer	5/1/2004	187,493	562,508	562,508	$1.00	5/1/2014
	11/15/2006	-	50,000	50,000	$2.06	11/15/2016

(1)	All outstanding equity awards are option awards granted under our Stock Option Plan, discussed in detail on page 59 under the caption “Long-Term Equity Incentive (Stock Option) Compensation”.

(2)
Thirty-three percent of options granted under our Stock Option Plan for our named executive officers vest at a rate of 25% per year over four years of service; the remaining portion vest over an eight-year service period with earlier vesting subject to achievement of certain financial performance targets.

PENSION BENEFITS

The table below shows the actuarial present value of accumulated benefits payable to a named executive officer, including the number of years of service credited to that named executive officer, under our Pension Plan determined using interest rate and mortality rate assumptions consistent with those used in our financial statements. Information regarding our Pension Plan is discussed under the caption “Retirement Plans” on page 59.

(a)	(b)	(c)	(d)	(e)
Name (1)	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)
Jeffrey L. Singer	UHS Employees' Pension Plan	4.4	$34,612	$-

(1)	Gary D. Blackford, Rex T. Clevenger, Joseph P. Schiesl and Timothy W. Kuck are not eligible to participate in our Pension Plan.
(2)	Includes amounts which the named executive officer may not currently be entitled to receive because the amount is not vested.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

EMPLOYMENT AGREEMENTS

The compensation to named executive officers Gary Blackford, Rex Clevenger and Joseph Schiesl, who each are parties to an employment agreement with us, in the event of termination of their employment, including death or disability, termination without Cause or resignation for Good Reason, termination for Cause or resignation without Good Reason, or following a Change of Control is described below. The amounts shown assume that this termination was effective as of December 31, 2006, include amounts earned through this time and are estimates of the amounts which would be paid out to the named executive officers upon their termination. The actual amounts to be paid out can only be determined at the time of the named executive officer’s separation from us.

Payments Made Upon Death or Disability

In the event of the death or disability of any of the named executive officers, the named executive officer will receive for 12 months following termination his base salary and the health, life, disability and other benefits that are generally made available by us to our executive employees and paid vacation accrued during the term of his employment agreement up to a maximum of five weeks.

“Disability” means the named executive officer becomes physically or mentally disabled, whether totally or partially, either permanently or so that the named executive officer is unable substantially and competently to perform his duties for 90 consecutive days or for 90 days during any six-month period during the term of his employment agreement.

Payments Made Upon Termination Without Cause or Resignation For Good Reason

In the event of the termination by us of the named executive officer without Cause or the resignation for Good Reason by the named executive officer, the named executive officer will continue to receive for 12 months following termination his base salary and:

•
in the case of termination without Cause, group health plan benefits at the active employee rate in accordance with his group health plan elections on the date of termination for 12 months following termination and paid vacation accrued during the term of his employment agreement up to a maximum of five weeks; or

•
in the case of resignation for Good Reason, the health, life, disability and other benefits that are generally made available by us to our executive employees and paid vacation accrued during the term of his employment agreement up to a maximum of five weeks.

Also, within 10 days following this termination or resignation, the named executive officer will be entitled to receive the following lump sum payment:

•
in the case of Rex Clevenger or Joseph Schiesl, the amount of his EIP that would have been payable to him for the fiscal year in which the termination occurs had we achieved 100% of the then applicable Adjusted EBITDA target for that fiscal year; or

•	in the case of Gary Blackford, currently 85% of his base salary in effect on the date of termination.

“Cause” refers to:

•	the commission by the named executive officer of a felony for which he is convicted; or
•
the material breach by the named executive officer of his agreements or obligations under his employment agreement described in a written notice to the named executive officer that is not capable of being cured or has not been cured within 30 days after receipt.

“Good Reason” other than for Cause means any of the following has occurred:

•	the named executive officer’s base salary or:
•	in the case of Rex Clevenger or Joseph Schiesl, the EIP as a percentage of base salary to which he may be entitled, due to us reaching the then applicable Adjusted EBITDA target under the EIP; or
•
in the case of Gary Blackford, the percentage of his base salary he may be entitled due to us reaching the annual Adjusted EBITDA targets provided in his employment agreement has been reduced other than in connection with an across-the-board reduction of approximately the same percentage in executive compensation to executive employees imposed by our board of directors in response to negative financial results or other adverse circumstances affecting us;

•
our board of directors establishes an unachievable and commercially unreasonable Adjusted EBITDA target that we must achieve for the named executive officer to receive an EIP under his employment agreement;

•
we have reduced or reassigned a material portion of the named executive officer’s duties, have required the named executive officer to relocate outside the greater Minneapolis, Minnesota area or have relocated our corporate headquarters outside the greater Minneapolis, Minnesota area or have removed or relocated outside the greater Minneapolis area, a material number of our employees or senior management;

•	we have breached in any material respect the employment agreement of the named executive officer; or
•	in the case of Gary Blackford, he is not elected or re-elected to our board of directors.

Payments Made Upon Termination for Cause or Resignation Without Good Reason

In the event of the termination by us of the named executive officer’s employment under his employment agreement for Cause or the resignation without Good Reason by the named executive officer, all of the named executive officer’s rights to payments other than payment for services already rendered and any other benefits otherwise due cease immediately in the case of termination for Cause and upon the date of termination in the case of resignation without Good Reason.

Payments Made Upon a Change of Control

In the event of the termination without Cause or resignation for Good Reason of the named executive officer at any time within six months before, or 24 months following, a Change of Control, or the termination of employment by the named executive officer for any reason during the 30-day period following the six month anniversary of the Change of Control, and notwithstanding and in lieu of amounts provided for resignation without Cause or for resignation for Good Reason, the named executive officer will continue to receive his base salary and the health, life, disability and other benefits that are generally made available by us to our executive employees and paid vacation accrued during the term of his employment agreement up to a maximum of five weeks for 12 months in the case of Joseph Schiesl, 18 months in the case of Rex Clevenger and 24 months in the case of Gary Blackford, in each case following termination.

Also, within 10 days following termination, the named executive officer will be entitled to receive the following lump sum payment:

•
in the case Joseph Schiesl, payment of the amount of his EIP that would have been payable to him for the fiscal year in which the termination occurs had we achieved 100% of the then applicable Adjusted EBITDA target for that fiscal year;

•
in the case of Rex Clevenger, 150% of the amount of his EIP that would have been payable to him for the fiscal year in which the termination occurs had we achieved 100% of the then applicable Adjusted EBITDA target for that fiscal year; or

•	in the case of Gary Blackford, payment of currently 85% of his base salary in effect on the date of termination.

In the event that any payment or benefit received or to be received by Gary Blackford and/or Joseph Schiesl in connection with a Change in Control of us or termination of Gary Blackford and/or Joseph Schiesl’s employment constitutes a “parachute payment,” within the meaning of Section 280G(b)(2) of the Internal Revenue Code of 1986, as amended (the “Code”) which would be subject to the excise tax imposed by Section 4999 of the Code (the “Excise Tax”), then the individual will receive from us an additional cash payment (the “Gross-Up Payment”) so that, after payment by the individual of all taxes, including income taxes and any related interest and penalties imposed and the Excise Tax imposed upon the Gross-Up Payment, the individual retains an amount of the Gross-Up Payment equal to the Excise Tax imposed on the parachute payments.

“Change of Control” means when any person, as defined in Section 13(d) and 14(d) of the Securities Exchange Act of 1934, other than the Company, J.W. Childs Equity Partners, L.P. or in the case of Rex Clevenger and Joe Schiesl any of its affiliates, any trustee or other fiduciary holding securities under an employee benefit plan of us or any Subsidiary, or any corporation owned, directly or indirectly, by our stockholders, in substantially the same proportions as their ownership of our stock, acquires, in a single transaction or a series of transactions beneficial ownership, as defined in Rule 13d-3 under the Securities Exchange Act of 1934, of securities representing more than 50% of our combined voting power or before a public offering, more than 50% of our outstanding shares of common stock or substantially all of our assets. “Subsidiary” means any corporation in an unbroken chain of corporations beginning with us if, at the time of a Change of Control, each of the corporations other than the last corporation in the unbroken chain owns stock possessing 50% or more of the total combined voting power of all classes of stock in one of the other corporations in the chain.

The following tables show the potential payments upon a termination or Change of Control of us under the respective named executive officer’s employment agreement.

Gary D. Blackford
President, Chief Executive Officer and Director
		For Good	Without
		Cause or	Good Cause	Change of
		Without	or With	Contol	Early or
	Death or	Cause	Cause	Related	Normal
	Disability	Termination	Termination	Termination	Retirement
Executive Benefits and	on	on	on	on	on
Payments Upon Separation	12/31/2006	12/31/2006	12/31/2006	12/31/2006	12/31/2006
Compensation:
Non-Equity Incentive Plan	$-	$340,000	$-	$340,000	$-
Stock Options	1,484,708	1,484,708	1,484,708	5,939,071	1,484,708

Benefits and Perquisites:
Health and Welfare Benefits (1)	7,593	7,593	-	14,753	-
Excise Tax and Gross-Up	-	-	-	2,388,264	-
Severance Payments (2)	389,410	389,410	-	756,633	-

(1)	Reflects the estimated lump-sum present value of all future premiums which will be paid on behalf of Mr. Blackford under our health and welfare plans.
(2)	Reflects the estimated lump-sum present value of all future payments which Mr. Blackford would be entitled under his employment agreement.

Rex T. Clevenger
Senior Vice President and Chief Finanical Officer
		For Good	Without
		Cause or	Good Cause	Change of
		Without	or With	Contol	Early or
	Death or	Cause	Cause	Related	Normal
	Disability	Termination	Termination	Termination	Retirement
Executive Benefits and	on	on	on	on	on
Payments Upon Separation	12/31/2006	12/31/2006	12/31/2006	12/31/2006	12/31/2006
Compensation:
Non-Equity Incenive Plan	$-	$225,750	$-	$338,625	$-
Stock Options	176,666	176,666	176,666	1,060,000	176,666

Benefits and Perquisites:
Health and Welfare Benefits (1)	7,593	7,593	-	11,226	-
Severance Payments (2)	293,712	293,712	-	434,212	-

(1)	Reflects the estimated lump-sum present value of all future premiums which will be paid on behalf of Mr. Clevenger under our health and welfare plans.
(2)	Reflects the estimated lump-sum present value of all future payments which Mr. Clevenger would be entitled under his employment agreement.

Joseph P. Schiesl
Senior Vice President, Sales
		For Good	Without
		Cause or	Good Cause	Change of
		Without	or With	Contol	Early or
	Death or	Cause	Cause	Related	Normal
	Disability	Termination	Termination	Termination	Retirement
Executive Benefits and	on	on	on	on	on
Payments Upon Separation	12/31/2006	12/31/2006	12/31/2006	12/31/2006	12/31/2006
Compensation:
Non-Equity Incenive Plan	$-	$179,096	$-	$179,096	$-
Stock Options	331,237	331,237	331,237	1,325,000	331,237

Benefits and Perquisites:
Health and Welfare Benefits (1)	7,593	7,593	-	7,593	-
Excise Tax and Gross-Up	-	-	-	522,866	-
Severance Payments (2)	249,089	249,089	-	249,089	-

(1)	Reflects the estimated lump-sum present value of all future premiums which will be paid on behalf of Mr. Schiesl under our health and welfare plans.
(2)	Reflects the estimated lump-sum present value of all future payments which Mr. Schiesl would be entitled under his employment agreement.

EXECUTIVE SEVERANCE PAY PLAN

The compensation to named executive officers Tim Kuck and Jeff Singer under our Executive Severance Pay Plan in the event of termination of their employment, including termination for Cause, voluntary resignation except for Good Cause, death or disability, termination without Cause, resignation for Good Cause or upon a Change of Control is described below. The amounts shown assume that this termination was effective as of December 31, 2006, include amounts earned through that date and are estimates of the amounts which would be paid out to the named executive officers upon their termination. The actual amounts to be paid out can only be determined at the time of the named executive officer’s separation from us.

Payments Made Upon Termination for Cause, Voluntary Resignation Except for Good Cause or Death or Disability

In the event of termination of employment for Cause, voluntary resignation except for Good Cause or upon the death or disability of a named executive officer, no severance benefits are payable.

“Cause” means:
•
the continued failure of the named executive officer, whether willful, intentional or grossly negligent, after written notice, to perform substantially his duties (collectively “Duties”) as determined by an immediate supervisor, our chief executive officer or any senior vice president of us other than as a result of a disability;

•	dishonesty in the performance of the named executive officer’s Duties;
•	conviction or confession of any act on the named executive officer’s part constituting a felony under the federal or state laws; or
•	any other willful act or omission on the named executive officer’s part which is materially injurious to the financial condition or business reputation of us or any of our subsidiaries.

“Resignation for Good Cause” means the termination of employment of the named executive officer if, other than for Cause, any of the following has occurred:

•	we have reduced or reassigned a material portion of the named executive officer’s duties per the named executive officer’s job description;
•
the named executive officer’s base salary has been reduced other than in connection with an across-the-board reduction of approximately the same percentage in executive compensation to executive employees imposed by our board of directors in response to negative financial results or other adverse circumstances affecting us; or

•	we have required the named executive officer to relocate in excess of 50 miles from the location where he is currently employed.

Payments Made Upon Termination Without Cause, Resignation for Good Cause or Upon a Change of Control

In the event of termination of employment without Cause, the resignation for Good Cause by the named executive officer or the termination of the employment of the named executive officer upon a Change of Control, the named executive officer will continue to receive his salary and a lump sum payment (the “Lump Sum Payment”) from us equal to the cost for continuing the named executive officer’s existing family medical and dental insurance benefits pursuant to Consolidated Omnibus Budget Reconciliation Act of 1986 for 12 months from the date of termination and other benefits as may be required by law if the named executive officer signs within one month of the date of termination a general release of all claims against us and our affiliates, an agreement providing that the named executive officer not disclose or use confidential information of us and an agreement not to compete with us in the medical equipment rental business, not to solicit for employment or hire any employee of us and not to solicit as a customer or client of medical equipment rental business any customer or client of us for 12 months from the date of termination.

If the named executive officer finds other employment within 12 months from the date of termination, the amount of salary payable to the named executive officer will be reduced by the value of the compensation that the named executive officer receives in his new employment and the Lump Sum Payment will be discontinued from that date through the end of the 12-month period from the date of termination.

In the event of the resignation of the named executive officer for Good Cause or the termination of the named executive officer upon Change in Control, the named executive officer also will be paid a prorated portion of the EIP earned for the then current fiscal year, based upon the number of days that the named executive officer was employed during that year at the time annual EIPs are paid to our other executives.

“Change of Control” means:

•
any event as a result of which J.W. Childs Associates, L.P. and Halifax Group L.L.C. collectively cease to own and control all of the economic and voting rights associated with ownership of at least 50.1% of our outstanding capital stock; or

•	any sale or transfer of all or substantially all of our assets.

The following tables show the potential payments to each of the named executive officers covered by the Executive Severance Pay Plan upon a termination or Change of Control of us under our Executive Severance Pay Plan.

Timothy W. Kuck
Senior Vice President, Operations
				Without
				Good Cause	Change of
		Without	For Good	or With	Contol	Early or
	Death or	Cause	Cause	Cause	Related	Normal
	Disability	Termination	Termination	Termination	Termination	Retirement
Executive Benefits and	on	on	on	on	on	on
Payments Upon Separation	12/31/2006	12/31/2006	12/31/2006	12/31/2006	12/31/2006	12/31/2006
Compensation:
Non-Equity Incenive Plan	$-	$-	$149,940	$-	$149,940	$-
Stock Options	110,997	110,997	110,997	110,997	716,000	110,997

Benefits and Perquisites:
Health and Welfare Benefits (1)	-	7,593	7,593	-	7,593	-
Severance Payments (2)	-	208,529	208,529	-	208,529	-

(1)	Reflects the estimated lump-sum present value of all future premiums which will be paid on behalf of Mr. Kuck under our health and welfare plans.
(2)	Reflects the estimated lump-sum present value of all future payments which Mr. Kuck would be entitled under the Executive Severance Pay Plan.

Jeffrey L. Singer
Senior Vice President, Asset Optimization
				Without
				Good Cause	Change of
		Without	For Good	or With	Contol	Early or
	Death or	Cause	Cause	Cause	Related	Normal
	Disability	Termination	Termination	Termination	Termination	Retirement
Executive Benefits and	on	on	on	on	on	on
Payments Upon Separation	12/31/2006	12/31/2006	12/31/2006	12/31/2006	12/31/2006	12/31/2006
Compensation:
Non-Equity Incenive Plan	$-	$-	$140,000	$-	$140,000	$-
Stock Options	198,742	198,742	198,742	198,742	795,000	198,742

Benefits and Perquisites
Health and Welfare Benefits (1)		7,593	7,593	-	7,593
Severance Payments (2)	-	194,705	194,705	-	194,705	-

(1)	Reflects the estimated lump-sum present value of all future premiums which will be paid on behalf of Mr. Singer under our health and welfare plans.
(2)	Reflects the estimated lump-sum present value of all future payments which Mr. Singer would be entitled under the Executive Severance Pay Plan.

2003 STOCK OPTION PLAN

The Stock Option Plan provides for the grant of stock options to any of our full or part-time employees, including officers and directors who are also employees. The exercise price for the stock options equals the estimated fair market value of our common stock on the date such options are granted, as determined by our board of directors. We may also grant stock options to non-employee directors and consultants or independent contractors providing services to us. The exercise price for the options will generally be equal to the fair market value of our common stock on the date such options are granted, as determined by our board of directors. However, the board has discretion to issue such options at exercise prices lower than fair market value. The Stock Option Plan is administered by the compensation committee, which has the authority to select the persons to whom awards are granted, to determine the exercise price, if any, and the number of shares of common stock covered by such awards, and to set other terms and conditions of awards, including any vesting schedule. Our board of directors is permitted to amend, alter, suspend, discontinue or terminate the plan at any time, and either the compensation committee or the board of directors is permitted to amend or terminate any outstanding award, except that an outstanding award may not be amended or terminated without the holder’s consent if such amendment or termination would adversely affect the rights of the holder.

While the terms of the options to be granted under this plan will be determined at the time of grant, our employee stock options issued in 2006 will expire 10 years after grant and are comprised of options with fixed vesting schedules and options that vest upon the achievement of established performance targets. An employee’s unvested options are forfeited when employment is terminated; vested options must be exercised at termination to avoid forfeiture. Before the exercise of an option, the holder has no rights as a stockholder regarding the shares subject to the option, including voting rights.

DIRECTOR COMPENSATION

Except for Samuel Humphries, our advisory director; David Dovenberg, our non-executive chairman of the board; and Gary Blackford, our president, chief executive officer and director, who is included in the Summary Compensation Table on page 62, none of our other directors receive compensation for their services.

Cash Compensation

Mr. Humphries is entitled to receive a quarterly retainer of $5,000 for his service as our advisory director, a per board of directors meeting attendance fee of $1,000 and a per compensation committee meeting attendance fee of $500. Mr. Humphries receives a quarterly fee of $1,250 for his service as our audit committee chairman in addition to the foregoing retainer.

Mr. Dovenberg’s compensation is discussed in detail below under the caption “Director Employment Agreement”.

Stock Option Compensation

In May 2004, Mr. Dovenberg received a grant of stock options to purchase 240,000 shares of our common stock at the fair market value of our common stock on the date of the grant of $1.00 per share under our Stock Option Plan for his service as our non-executive chairman of the board. Until a stock option is exercised, the underlying share cannot be voted. Thirty-three percent of the grant vests twenty-five percent per year over four years of service, the remaining portion vests over an eight-year service period with earlier vesting subject to achievement of certain established financial performance targets.

In April 2004, Mr. Humphries received a grant of stock options to purchase 72,000 shares of our common stock at the fair market value of our common stock on the date of the grant date of $1.00 per share under our Stock Option Plan for his service as our advisory director. Until a stock option is exercised, the underlying share cannot be voted. These stock options vest over four years of service with 25% of the grant vesting each year.

Director Summary Compensation Table

The table below summarized the compensation paid by the Company to directors for the fiscal year ended December 31, 2006.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Change in
Pension
Value and
	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	or Paid	Stock	Option	Plan	Compensation	All Other
	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name (1)	($) (2)	($)	($) (3)	($)	($) (4)	($) (5)	($)
David E. Dovenberg	$150,000	$-	$25,086	$-	$4,275	$4,500	$183,861
Samuel B. Humphries	37,000	-	12,663	-	-	8,606	58,269

(1)
Neither Michael N. Cannizzaro, David W. Dupree, Steven G. Segal, Mark J. Tricolli, Brent D. Williams or Edward D. Yun receive compensation for their service. Gary D. Blackford is included in the Summary Compensation Table.

(2)
The amount in column (b) for Mr. Dovenberg represents his salary for fiscal year 2006 under his employment agreement which is discussed in detail below under the caption “Director Employment Agreement”. The amounts in column (b) for Mr. Humphries represents quarterly retainer, committee fees and meeting fees which are discussed in detail on page 73 under the caption “Cash Compensation”.

(3)
The amounts in column (d) reflect the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2006, in accordance with SFAS 123(R) of awards pursuant to the Stock Option Plan and include amounts from awards granted before 2006. As of December 31, 2006 the following directors had the following number of options outstanding: David E. Dovenberg: 240,000 and Samuel B. Humphries: 72,000. Assumptions used in the calculation of these amounts are included in footnote 12 to the Company’s audited financial statements for the fiscal year ended December 31, 2006, set forth in Part IV, Item 15 of this Form 10-K.

(4)
The amount in column (f) for Mr. Dovenberg reflects the change in the actuarial present value of the benefit under the Pension Plan using interest rate and mortality rate assumptions consistent with those used in our financial statements and may include amounts which Mr. Dovenberg may not be entitled to receive because such amounts are not vested. Our pension plan is discussed in detail on page 59 under the caption “Retirement Plans”.

(5)
The amount in column (g) for Mr. Dovenberg reflects our matching contribution to our Long-Term Savings Plan which is discussed in detail on page 60. The amount in column (g) for Mr. Humphries reflects reimbursement for travel expenses Mr. Humphries incurred on our behalf.

Director Employment Agreement

Under Mr. Dovenberg’s employment agreement with us, he is entitled to receive an annual base salary of $100,000 in each of our 2006 through 2008 fiscal years and a pro-rated portion during the first half of our 2009 fiscal year. In February 2006 and March 2007, the board of directors approved a base salary for fiscal years 2006 and 2007, respectively, of $150,000 for Mr. Dovenberg. Mr. Dovenberg also is entitled to receive the health, including dental, life and disability benefits that are generally made available by us to our employees (collectively, the “Benefits”). This employment agreement also provides for payments made upon disability or termination without Cause, resignation for Good Reason, Change in Control, death, termination for Cause or resignation without Good Reason as more particularly described below. The actual amounts to be paid out can only be determined at the time of Mr. Dovenberg’s separation from us.

Payments Made Upon Disability or Termination Without Cause

In the event of the disability of Mr. Dovenberg or the termination by us of him without Cause, he will receive his then base salary annually and continue to receive the Benefits from the date of termination until June 30, 2009. However, if the date of the termination by us of Mr. Dovenberg without Cause is on or after a Change in Control, then Mr. Dovenberg will not be entitled to receive and we will not be obligated to pay the foregoing base salary and the Benefits.

“Disability” means that Mr. Dovenberg becomes physically or mentally disabled, whether totally or partially, either permanently or so that he is unable substantially and competently to perform his duties for 90 consecutive days or for 90 days during any six-month period during the term of his employment agreement.

“Cause” refers to:

•
the continued failure of Mr. Dovenberg, whether willful, intentional or grossly negligent, after written notice, to perform substantially his duties under his employment agreement other than as a result of a disability;

•	dishonesty in the performance of Mr. Dovenberg’s duties under his employment agreement;
•	the conviction or confession of any act on Mr. Dovenberg’s part constituting a felony under any federal or state law;
•	any other willful act or omission on Mr. Dovenberg’s part which is materially injurious to the financial condition or business reputation of us or any of our subsidiaries;
•	the breach of any provision of Mr. Dovenberg’s employment agreement relating to confidentiality, non-competition or non-solicitation (the “Breach”); or
•	the breach of any provision of Mr. Dovenberg’s employment agreement other than the Breach that is not cured within sixty days after notice from us.

“Change in Control” means when any person, as defined in Section 13(d) and 14(d) of the Securities Exchange Act of 1934, other than us, J.W. Childs Equity Partners, L.P. J.W. Childs Equity Partners III, L.P., or any of the respective affiliates thereof, any trustee or other fiduciary holding securities under an employee benefit plan of us or any of our subsidiaries, or any corporation owned, directly or indirectly, by our stockholders, in substantially the same proportions as their ownership of our stock, acquires, in a single transaction or a series of transactions, beneficial ownership, as defined in Rule 13d-3 under the Securities Exchange Act of 1934, of securities representing more than 50% of our combined voting power or before a public offering, more than 50% of our outstanding shares of common stock or substantially all of our assets.

Payments Made Upon Resignation For Good Reason

In the event of the resignation for Good Reason by Mr. Dovenberg, he will continue to receive his base salary for 18 months following termination. However, if the date of termination is on or after a Change in Control, then Mr. Dovenberg will not be entitled to receive and we will not be obligated to pay the foregoing base salary.

“Good Reason” other than for Cause means any of the following has occurred:

•
Mr. Dovenberg’s base salary has been reduced other than in connection with an across-the-board reduction of approximately the same percentage in executive compensation to executive employees imposed by our board of directors in response to negative financial results or other adverse circumstances affecting us;

•	we have required Mr. Dovenberg to relocate outside the greater Minneapolis, Minnesota area;
•	Mr. Dovenberg’s illness, in the good faith determination of our board of directors is likely to result in him becoming disabled and unable to continue his employment with us; or
•	we have breached Mr. Dovenberg’s employment agreement in any material respect.

Payments Made Upon Death, Termination for Cause or Resignation Without Good Reason

In the event of death, the termination by us of Mr. Dovenberg for Cause or the resignation by Mr. Dovenberg without Good Reason in each case under his employment agreement, all of Mr. Dovenberg’s rights to payments, other than payment for services already rendered and any other benefits otherwise due, cease immediately.

The following table shows the potential payments upon a termination or Change in Control of us under the employment agreement for David Dovenberg.

		For Cause
		or Without			Change in
		Good Reason	Without	With Good	Contol	Early or
		Termination	Cause	Reason	Related	Normal
	Disability	or Death	Termination	Termination	Termination	Retirement
Director Benefits and	on	on	on	on	on	on
Payments Upon Separation	12/31/2006	12/31/2006	12/31/2006	12/31/2006	12/31/2006	12/31/2006
Compensation:
Stock Options	$63,600	$63,600	$63,600	$63,600	$254,400	$63,600

Benefits and Perquisites:
Health and Welfare Benefits (1)	18,178	-	18,178	-	-	-
Severance Payments (2)	349,572	-	349,572	215,883	-	-

(1)	Reflects the estimated lump-sum present value of all future premiums which would be paid on behalf of Mr. Dovenberg under our health and welfare benefit plans.
(2)
Reflects the estimated lump-sum present value of all future payments which Mr. Dovenberg would be entitled to receive under his employment agreement which is discussed in detail on page 74 under the caption “Director Employment Agreement”.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Our board of directors has a compensation committee consisting of certain of our directors. The members of the compensation committee are David W. Dupree, Samuel B. Humphries and Edward D. Yun. Mr. Humphries is the chairman but, as an advisory director, does not vote on matters before such committee.

For a discussion of the related person transactions between the foregoing members of our compensation committee, their affiliates and us, see Item 13 of this Annual Report on Form 10-K.

ITEM 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows information known to us with respect to the beneficial ownership of our common stock as of March 1, 2007, by:

•	each person (or group of affiliated persons) known by us to be the owner of more than 5% of our outstanding common stock;
•	each of our directors and our advisory director;
•	each of our named executive officers listed in the summary compensation table; and
•	all of our directors and named executive officers and our advisory director as a group.

Beneficial ownership is determined in accordance with rules of the SEC, and includes generally voting power and/or investment power with respect to securities. Unless otherwise indicated, the principal address of each of the stockholders below is c/o Universal Hospital Services, Inc.
	Number of	Percentage
	Shares	of Shares
	Beneficially	Beneficially
Beneficial owner	Owned(1)	Owned
J.W. Childs Equity Partners, L.P(2)(14)	52,859,339	41.7%
JWC UHS Co-invest LLC (2)(3)	3,978,543	3.1%
JWC Co-invest III LLC(2)	737,531	*
J.W. Childs Equity Partners III, L.P.(2)	34,262,469	27.0%
Steven G. Segal(2)(3)	91,837,882	72.4%
Michael N. Cannizzaro(2)(3)	91,837,882	72.4%
Edward D. Yun(2)(3)	91,837,882	72.4%
Mark J. Tricolli(2)(3)	91,837,882	72.4%
Halifax Capital Partners, L.P.(4)	20,000,000	15.8%
David W. Dupree(4)(5)	20,050,000	15.8%
Brent D. Williams(4)(6)	20,000,000	15.8%
David E. Dovenberg(7)	6,710,724	5.3%
Gary D. Blackford(8)	2,946,128	2.3%
Timothy W. Kuck(9)	220,831	*
Samuel B. Humphries(10)	314,484	*
Jeffrey Singer(11)	1,300,173	1.0%
Rex T. Clevenger(12)	166,666	*
Joseph S. Schiesl(13)	452,088	*
All officers, directors and advisory directors as a group (17 persons) (15)	124,548,962	98.2%

* Less than 1%

(1)	Except as indicated by footnote, the persons named in the table above have the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)
Directors Segal, Cannizzaro, Yun, and Tricolli may be deemed to beneficially own the shares by virtue of their position with J.W. Childs Equity Partners, L.P., JWC UHS Co-invest LLC(3), JWC Co-invest III LLC and J.W. Childs Equity Partners III, L.P. The address for these stockholders is c/o J.W. Childs Associates, L.P., 111 Huntington Avenue, Boston, Massachusetts 02199-7610.

(3)
Shares held by JWC UHS Co-invest LLC which may be deemed to be beneficially owned by directors Segal, Cannizzaro and Yun by virtue of their position with J.W. Childs Associates, L.P., an affiliate of J.W. Childs Equity Partners, L.P, J.W. Childs Equity Partners III, L.P., JWC Fund III Co-invest LLC and JWC UHS Co-invest LLC.

(4)	Directors Dupree and Williams may be deemed to beneficially own the shares by virtue of their position with Halifax Group L.L.C.

(5)	The address for this stockholder is c/o The Halifax Group, 1133 Connecticut Avenue, N.W., Suite 725, Washington, D.C. 20036.

(6)	The address for this stockholder is c/o The Halifax Group, 200 Crescent Court, Suite 1040, Dallas, Texas 75201.

(7)
Includes 122,402 shares of common stock held by Mr. Dovenberg’s son, 68,402 shares of common stock held by Mr. Dovenberg’s daughter, 2,716,790 shares of common stock held by Mr. Dovenberg’s wife, 21,600 shares of common stock held by Mr. Dovenberg’s sister-in-law, 30,600 shares of common stock. held by Mr. Dovenberg’s son-in-law, 30,600 shares of common stock held by Mr. Dovenberg’s daughter-in-law for which Mr. Dovenberg has an irrevocable proxy, which may be deemed to be beneficially owned by Mr. Dovenberg, and options to purchase 60,000 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2007.

(8)
Includes 670,460 shares of common stock held by Mr. Blackford’s wife, which may be deemed to be beneficially owned by Mr. Blackford, and options to purchase 1,400,668 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2007.

(9)	Includes options to purchase 120,831 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2007.

(10)	Includes options to purchase 54,000 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2007.

(11)	Includes options to purchase 187,493 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2007.

(12)	Includes options to purchase 166,666 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2007.

(13)	Includes options to purchase 312,488 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2007.

(14)	On December 2, 2003, J.W. Childs Equity Partners, LP pledged all its shares of common stock to Citibank, N.A. to secure a $10 million term loan. Operation of the pledge could result in a change in control.

(15)	Includes options to purchase 2,677,131 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2007.

EQUITY COMPENSATION PLANS

The following table summarizes, as of December 31, 2006, the shares of our common stock subject to outstanding awards or available for future awards under our equity compensation plans and arrangements.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding shares reflected in the first column) (1)
Equity Compensation Plans Approved by Security Holders	16,309,297	$1.14	811,394
Equity Compensation Plans Not Approved by Security Holders	-	-	-
Total	16,309,297	$1.14	811,394

(1)	Represents shares remaining available under our Stock Option Plan.

ITEM 13: Certain Relationships and Related Transactions, and Director Independence

TRANSACTIONS WITH RELATED PERSONS

The board of directors has adopted a written policy and written procedures regarding transactions with related persons. On an annual basis each director and executive officer is obligated to complete a Director and Officer Questionnaire, which requires disclosure of any transactions in which we are a participant and the director, executive officer or any member of his immediate family (each a “related person”), have a direct or indirect material interest. The policy and procedures charge the audit committee with the review, approval and/or ratification of any conflict of interest with a related person.

MANAGEMENT AGREEMENTS

Payments under the management agreement described below may be made only to the extent permitted by our senior secured credit facility and the indenture governing the notes.

We are a party to a management agreement with J.W. Childs Associates, L.P. under which we paid to them an annual management fee of $360,000 in our 2006 fiscal year for the ongoing provision of certain consulting and management advisory services.

J.W. Childs Associates, L.P. is the general partner of and owns a 54.5% partnership interest in J.W. Childs Advisors, L.P. Our directors Steven Segal and Edward Yun are limited partners of and own 14.0% and 1.5% partnership interests, respectively in J.W. Childs Advisors, L.P. J.W. Childs Advisors, L.P. is the general partner of and owns a 0.2% partnership interest in J.W. Childs Equity Partners, L.P. Each of Steven Segal, Edward Yun and J.W. Childs Equity Partners, L.P. maybe deemed to be a beneficial owner of more than 5% of our common stock.

J.W. Childs Associates, L.P. is the general partner of and owns a 27.9% partnership interest in J.W. Childs Advisors III, L.P. Our directors Steven Segal, Edward Yun, Michael Cannizzaro and Mark Tricolli are limited partners of and own 15.0%, 8.5%, 2.0% and 1.0% partnership interests, respectively, in J.W. Childs Advisors III, L.P. J.W. Childs Advisors III, L.P. is the general partner of and owns a 0.2% partnership interest in J.W. Childs Equity Partners III, L.P. Each of Steven Segal, Edward Yun, Michael Cannizzaro, Mark Tricolli and J.W. Childs Equity Partners III, L.P. may be deemed to be a beneficial owner of more than 5% of our common stock.

J.W. Childs Associates, L.P. is the managing member of each of JWC UHS Co-invest LLC and JWC Fund III Co-invest, LLC. Our directors Steven Segal, Edward Yun and Michael Cannizzaro are members of and own 15.2%, 1.4% and 5.9% membership interests respectively, in JWC UHS Co-invest LLC and are members of and own 13.2%, 2.7% and 1.1% membership interests, respectively, in JWC Fund III Co-invest, LLC. Our director Mark Tricolli is a member of and owns a 0.5% membership interest in JWC Fund III Co-invest, LLC. Each of Steven Segal, Edward Yun, Michael Cannizzaro and Mark Tricolli may be deemed to be beneficial owner of more than 5% of our common stock.

We are a party to a management agreement with Halifax GenPar, L.P. under which we paid to them an annual management fee of $120,000 in our 2006 fiscal year for the ongoing provision of certain consulting and management advisory services.

The Halifax Group, LLC is the general partner of and owns an approximate 0.75% partnership interest in Halifax GenPar, L.P. Our directors David Dupree and Brent Williams are members of and own 15.7% and 7.7% membership interests, respectively, in The Halifax Group, LLC. Our directors David Dupree and Brent Williams are limited partners of and own 25.9% and 7.5% partnership interests, respectively, in Halifax GenPar, L.P. Halifax GenPar, L.P. is the general partner of and owns an approximate 11% partnership interest in Halifax Capital Partners, L.P. Each of David Dupree, Brent Williams and Halifax Capital Partners, L.P. may be deemed to be a beneficial owner of more than 5% of our common stock.

For additional discussion of the beneficial ownership of our common stock by the foregoing individuals and entities, please refer to Item 12 of this Annual Report of Form 10-K.

ITEM 14: Principal Accountant Fees and Services

The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP for the audit of our annual financial statements for the years ended December 31, 2006 and 2005, and fees billed for other services rendered by PricewaterhouseCoopers LLP during those periods.

Types of Fees	2006	2005
Audit Fees (1)	$233,325	$198,789
Audit-Related Fees (2)	-	58,411
Tax Fees (3)	71,500	76,500
All Other Fees (4)	2,412	2,459

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

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2006 and 2005

Statements of Operations for the years ended December 31, 2006, 2005 and 2004

Statements of Shareholders' Equity (Deficiency) and Other Comprehensive Income (Loss) for the years ended December 31, 2006, 2005 and 2004

Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

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

Number	Description
10.3	Joinder Agreements to Stock Purchase Agreement executed October 28, 2003.*
10.4	2003 Stock Option Plan of Universal Hospital Services, Inc.****+
10.5	Executive Severance Pay Plan dated November 1, 2006+
10.6	Employment Agreement, dated as of June 25, 2002, between
Universal Hospital Services, Inc. and Gary D. Blackford*****+
10.7	Employment Agreement, dated as of February 14, 2003, between
Universal Hospital Services, Inc. and Joseph P. Schiesl.***+
10.8	Employment Agreement, dated as of February 25, 2003 between
Universal Hospital Services, Inc. and Walter T. Chesley.***+
10.9	Employment Agreement between Universal Hospital Services, Inc. and David E. Dovenberg, dated October 17, 2003.*+
10.10	Employment Agreement between Universal Hospital Services, Inc. and Rex T. Clevenger, dated June 15, 2004.***+
10.11	2007 Executive Incentive Plan Targets+
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

10.13	Form of Non-Qualified Stock Option Agreement for the 2003 Stock Option Plan.+
10.14	Asset Purchase Agreement dated February 23, 2007 by and between Universal Hospital Services, Inc. and Intellamed, Inc.******
10.15	Letter Agreement dated February 27, 2007 between Universal Hospital Services, Inc. and Intellamed, Inc.******
10.16
Amendment No. 1 to Credit Agreement dated as of February 13, 2007 by and among Universal Hospital Services, Inc., General Electric Capital Corporation, as agent for lenders, and the lenders party thereto. ******

12.1	Statement regarding the computation of ratio of earnings to fixed charges.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Gary D. Blackford Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Rex T. Clevenger Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Previously filed as an Exhibit to the Quarterly Report on Form 10-Q of Universal Hospital Services, Inc. for the fiscal quarter ended September 30, 2003, and incorporated by reference herein.
** Previously filed as an Exhibit to Form S-1/A filed on September 5, 2001, and incorporated by reference herein.
*** Previously filed as an Exhibit to the Quarterly Report on Form 10-Q of Universal Hospital Services, Inc. for the fiscal quarter ended June 30, 2004.
****Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-4 (File No. 333-111606) and incorporated by reference herein.
***** Previously filed as an Exhibit to Form 10-Q filed on August 14, 2002.
****** Previously filed as an Exhibit to the Current Report on Form 8-K of Universal Hospital Services, Inc. dated May 26, 2005.
****** Previously filed as an Exhibit to the Current Report on Form 8-K of Universal Hospital Services, Inc. dated February 23, 2007.
+ Management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 16, 2007.

UNIVERSAL HOSPITAL SERVICES, INC.

Date:	By:	/s/ Gary D. Blackford
Gary D. Blackford
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2007.
/s/Gary D. Blackford Gary D. Blackford	President and Chief Executive Officer (Principal Executive Officer)

/s/ Rex T. Clevenger Rex T. Clevenger	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Scott M. Madson Scott M. Madson	Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ David E. Dovenberg David E. Dovenberg	Chairman of the Board of Directors and Non-Executive Chairman

/s/ Michael N. Cannizzaro Michael N. Cannizzaro	Director

/s/ David W. Dupree David W. Dupree	Director

/s/ Steven G. Segal Steven G. Segal	Director

/s/ Mark J. Tricolli Mark J. Tricolli	Director

/s/ Brent D. Williams Brent D. Williams	Director

/s/ Edward D. Yun Edward D. Yun	Director

/s/ Samuel B. Humphries Samuel B. Humphries	Advisory Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report relating to the fiscal year ended December 31, 2006 or proxy statement with respect to any annual or other meeting of security holders has been sent to security holders, nor will such information be sent to security holders.

Universal Hospital Services, Inc.
Index
December 31, 2006 and 2005

Page(s)

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Shareholders’ Equity (Deficiency) and Other Comprehensive Income (Loss)	F-4

Statements of Cash Flows	F-5

Notes to Financial Statements	F-6 to F-23

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Universal Hospital Services, Inc.

In our opinion, the financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Universal Hospital Services, Inc. (the “Company”) at December 31, 2006 and 2005 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for stock-based compensation effective January 1, 2006.

PricewaterhouseCoopers LLP
Minneapolis Minnesota
March 2, 2007

Universal Hospital Services, Inc.
Balance Sheets
December 31, 2006 and 2005

(in thousands, except share and per share information)	2006	2005
Assets
Current assets:
Accounts receivable, net	$42,976	$41,865
Inventories	4,872	5,117
Deferred income taxes	4,772	4,111
Other current assets	3,121	2,375
Total current assets	55,741	53,468

Property and equipment, net:
Movable medical equipment, net	140,548	126,775
Property and office equipment, net	16,079	12,695
Total property and equipment, net	156,627	139,470

Intangible assets:
Goodwill	37,062	37,062
Other, primarily deferred financing costs, net	7,607	9,434
Other intangibles, net	7,969	9,751
Total assets	$265,006	$249,185

Liabilities and Shareholders' Equity (Deficiency)
Current liabilities:
Current portion of long-term debt	$3,056	$1,084
Book overdrafts	1,788	2,480
Accounts payable	13,678	14,393
Accrued compensation	10,241	8,895
Accrued interest	4,810	4,481
Other accrued expenses	4,311	3,840
Total current liabilities	37,884	35,173

Long-term debt, less current portion	307,135	299,396
Pension and other long-term liabilities	5,769	5,249
Deferred income taxes	7,199	6,166

Commitments and contingencies

Shareholders' equity (deficiency):
Common stock, $0.01 par value; 500,000,000 shares authorized,
123,463,600.21 and 123,438,105.21 shares issued and
outstanding at December 31, 2006 and 2005, respectively	1,235	1,234
Additional paid-in capital	2,488	820
Accumulated deficit	(93,527)	(93,579)
Deferred compensation	-	(94)
Accumulated other comprehensive income (loss)	(3,177)	(5,180)
Total shareholders' equity (deficiency)	(92,981)	(96,799)
Total liabilities and shareholders' equity (deficiency)	$265,006	$249,185

The accompanying notes are an integral part of these financial statements.

Universal Hospital Services, Inc.
Statements of Operations
Years Ended December 31, 2006, 2005 and 2004

(in thousands)	2006	2005	2004

Revenue
Medical equipment outsourcing	$176,932	$167,687	$156,490
Technical and professional services	30,445	29,654	25,491
Medical equipment sales and remarketing	17,698	18,563	17,619
Total revenues	225,075	215,904	199,600

Cost of Revenue
Cost of medical equipment outsourcing	58,987	52,499	47,178
Cost of technical and professional services	21,068	21,878	17,295
Cost of medical equipment sales and remarketing	13,387	14,706	13,307
Movable medical equipment depreciation	37,430	37,966	36,003
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	130,872	127,049	113,783
Gross margin	94,203	88,855	85,817

Selling, general and administrative	61,940	58,455	57,713
Operating income	32,263	30,400	28,104

Interest expense	31,599	31,127	30,508
Income (loss) before income taxes	664	(727)	(2,404)

Provision for income taxes	612	842	1,188
Net income (loss)	$52	$(1,569)	$(3,592)

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.
Statements of Shareholders Equity (Deficiency) and Other Comprehensive Income (Loss)
Years Ended December 31, 2006, 2005 and 2004

					Accumulated	Total
		Additional			Other	Shareholders’
	Common	Paid-in	Accumulated	Deferred	Comprehensive	Equity
(in thousands, except share and per share information)	Stock	Capital	Deficit	Compensation	Income (Loss)	(Deficiency)

Balances at December 31, 2003	$1,228	$-	$(88,375)	$-	$(2,756)	$(89,903)

Repurchase of 43,344 shares of common stock	(1)	-	(43)	-	-	(44)
Issuance of 704,995 shares of common stock	7	698	-	-	-	705
Deferred compensation	-	62	-	(62)	-	-
Net loss	-	-	(3,592)	-	-
Unrealized loss on minimum pension liability adjustment	-	-	-	-	(224)
Comprehensive loss						(3,816)
Balances at December 31, 2004	1,234	760	(92,010)	(62)	(2,980)	(93,058)

Issuance of 7,492 shares of common stock	-	8	-	-	-	8
Deferred compensation	-	52	-	(32)	-	20
Net loss	-	-	(1,569)	-	-
Unrealized loss on minimum pension liability adjustment	-	-	-	-	(2,200)
Comprehensive loss						(3,769)
Balances at December 31, 2005	1,234	820	(93,579)	(94)	(5,180)	(96,799)

Issuance of 25,495 shares of common stock	1	28	-	-	-	29
Stock-based compensation	-	1,640	-	94	-	1,734
Net income	-	-	52	-	-
Unrealized gain on minimum pension liability adjustment	-	-	-	-	2,003
Comprehensive income						2,055
Balances at December 31, 2006	$1,235	$2,488	$(93,527)	$-	$(3,177)	$(92,981)

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.
Statements of Cash Flows
Years Ended December 31, 2006, 2005 and 2004

(in thousands)	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$52	$(1,569)	$(3,592)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	43,672	42,804	39,217
Amortization of intangibles and deferred financing costs	3,498	3,523	2,880
Provision for doubtful accounts	1,126	927	984
Provision for inventory obsolescence	375	677	509
Non-cash stock-based compensation expense	1,734	20	-
Gain on sales and disposals of equipment	(1,280)	(659)	(892)
Deferred income taxes	372	567	1,103
Changes in operating assets and liabilities
Accounts receivable	(2,126)	(1,999)	(5,416)
Inventories and other operating assets	(876)	520	(2,862)
Accounts payable, accrued expenses and other
long-term liabilities	2,324	(848)	6,035
	48,871	43,963	37,966
Cash flows from investing activities:
Movable medical equipment purchases	(50,783)	(38,096)	(47,118)
Property and office equipment purchases	(4,034)	(4,022)	(6,102)
Proceeds from disposition of movable medical equipment	3,106	2,602	3,174
Acquisitions	-	(1,115)	(15,104)
	(51,711)	(40,631)	(65,150)
Cash flows from financing activities:
Proceeds under revolving credit facility agreements	100,500	98,557	113,041
Payments under revolving credit facility agreements	(95,606)	(97,741)	(86,866)
Payments of principal under capital lease obligations	(1,391)	(1,089)	-
Change in book overdrafts	(692)	(2,211)	801
Proceeds from issuance of common stock	29	8	705
Repurchase of common stock and options	-	-	(44)
Payment of deferred financing cost	-	(856)	(453)
	2,840	(3,332)	27,184
	$-	$-	$-

Cash and cash equivalents at beginning of period	$-	$-	$-
Cash and cash equivalents at end of period	$-	$-	$-

Supplemental cash flow information:
Interest paid	$29,532	$29,355	$29,812
Movable medical equipment purchases included in accounts payable	$7,407	$5,778	$3,808
Income taxes paid (received)	$302	$85	$(98)
Captial lease purchases	$6,208	$3,450	$-

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

(dollars in thousands)

1.	Description of Business

Universal Hospital Services, Inc. (“we”, “our”, the “Company” or “UHS”) is a nationwide provider of services to the health care industry. The Company’s services fall into three operating segments: medical equipment outsourcing, technical and professional services, and medical equipment sales and remarketing.

2.	Significant Accounting Policies

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount. Concentrations of credit risk with respect to trade accounts receivable are limited due to the number of customers and their geographical distribution. The Company performs initial and ongoing credit evaluations of its customers and maintains allowances for potential credit losses. The allowance for doubtful accounts is based on historical loss experience and estimated exposure on specific trade receivables.

Inventories

Inventories consist of supplies and equipment held for resale and are valued at the lower of cost or market. Cost is determined by the average cost method, which approximates the first-in, first-out (“FIFO”) method.

Movable Medical Equipment

Depreciation of movable medical equipment is provided on the straight-line method over the equipment’s estimated useful life, generally four to seven years. The cost and accumulated depreciation of movable medical equipment retired or sold is eliminated from their respective accounts and the resulting gain or loss is recorded as gain or loss on sales and disposals of equipment.

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

Universal Hospital Services, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

(dollars in thousands)

Goodwill

Goodwill is the excess cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is tested for impairment on an annual basis or at the time of a triggering event. Fair values are estimated based on the Company’s best estimate of the expected present value of future cash flows compared with the corresponding carrying value of the reporting unit, including goodwill. The Company’s reporting units are its three operating segments. The Company performs its annual goodwill impairment testing during its first quarter, the most recent of which indicated no impairment of goodwill.

Other Intangible Assets

Other intangible assets primarily include customer relationships and noncompete agreements, typically associated with acquisitions. Other intangible assets are amortized on a straight-line basis over their estimated economic lives of three to fifteen years that results in a weighted-average useful life of eight years at December 31, 2006 and 2005. The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period.

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

Deferred Financing Costs

Deferred financing costs associated with issuing debt are deferred and amortized over the related terms using the straight-line method, which approximates the effective interest rate method. Accumulated amortization was $5,573 and $3,857 at December 31, 2006 and 2005, respectively.

Revenue Recognition

Movable medical equipment is outsourced on both short-term and long-term arrangements, and outsourced revenue is recorded in income as equipment is utilized based on an agreed rate per use or time period. Any changes to the rate are billed on a prospective basis. Technical and professional services revenue is recognized as services are provided. Medical equipment sales and remarketing are recorded at the time of shipment, change of ownership or installation completion.

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

Universal Hospital Services, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

(dollars in thousands)

Fair Value of Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts receivable, accounts payable, accrued liabilities and notes payable, approximates fair value due to their short maturities. Interest on notes payable is payable at rates which approximate fair value. The fair value of the senior notes, based on the quoted market price for the same or similar issues of debt, is approximately $277,550 and $268,125 at December 31, 2006 and 2005, respectively.

Segment Information
The Company’s business is managed and internally reported as three segments.

Stock-Based Compensation

Effective January 1, 2006, we began recording compensation expense associated with stock options in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107 (“SAB No. 107”). Prior to January 1, 2006, we accounted for our stock-based compensation arrangements according to the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees and related interpretations.

Prior to January 1, 2006, we measured compensation expense for our stock-based compensation plan using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123. Under the intrinsic value method, no stock-based compensation expense had been recognized in our consolidated financial statements. Accordingly, compensation cost for stock options granted to employees was measured as the excess, if any, of the value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. Had compensation cost for our stock option plans been determined based on the fair value at the grant date for awards, our net income would have changed to the pro forma amounts indicated below for 2005 and 2004:

	2005	2004
Net loss, as reported	$(1,569)	$(3,592)
Add: Stock-based employee compensation included in reported net income	20	-
Less: Total stock-based employee compensation expense under fair value-based method	(1,583)	(516)
Pro forma net loss	$(3,132)	$(4,108)

Note 12 contains the significant assumptions used in determining the underlying fair value of options and disclosures as required under SFAS No. 123(R).

Comprehensive Income (Loss)

Components of comprehensive income (loss) for the Company include net income (loss) and minimum pension liability adjustments. These amounts are presented in the Statements of Shareholders’ Equity (Deficiency) and Other Comprehensive Income (Loss).

Universal Hospital Services, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

(dollars in thousands)

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

Recent Accounting Pronouncements

In September 2006, the Financial Standards Board (“FASB”) issued SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans an Amendment of FASB Statements No. 87, 88, 106 and 123(R). SFAS No. 158 requires employers to recognize the under funded or over funded status of a defined benefit post retirement plan as an asset or liability in its statements of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The provisions of SFAS No. 158 are effective for fiscal years ending after June 15, 2007. We are currently evaluating the impact of this statement, but believe the adoption of SFAS No. 158 will not have a material impact on our financial position or results of operations.

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

In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). This SAB addresses diversity in practice of quantifying financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. The SAB is effective for financial statements issued for fiscal years ending after November 15, 2006. The adoption of SAB 108 does not have an impact on our financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this statement, but believe the adoption of FIN 48 will not have a material impact on our financial position or results of operations.

Universal Hospital Services, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

(dollars in thousands)

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

The following 2004 acquisitions related to the medical equipment outsourcing segment:

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

The following 2004 acquisitions related to the technical and professional services segment:
•	On March 24, 2004, the Company completed an acquisition of certain assets from Affiliated Clinical Engineering Services, located in Boston, Massachusetts. The purchase price was approximately $4,200.

•	On August 31, 2004, the Company completed an acquisition of certain assets of Cardinal Health 200, Inc., headquartered in Naperville, Illinois. The purchase price was approximately $900.

The Company acquired the assets of these businesses in order to expand its customer base and service offerings. The purchase prices of these acquisitions were determined based on evaluations of the assets, and liabilities assumed, cash flow potential and comparable prices for similar businesses. The acquisitions were financed by borrowings under the Company’s revolving credit facility.

The 2004 acquisitions were accounted for using the purchase method. Accordingly, the respective purchase prices were allocated to assets and liabilities based on their estimated fair values. The estimated fair values of assets and liabilities acquired are as follow:

Universal Hospital Services, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

(dollars in thousands)

Accounts receivable	$2,608
Prepaids	218
Inventories	706
Movable medical equipment	1,284
Goodwill	714
Other intangibles	11,009
Other assets	13
Accounts payable and other liabilities	(561)
Deferred revenues	(887)
$15,104

The operations of the above acquired businesses have been included in the Company’s results of operations since the date of the respective acquisitions.

The following summarizes pro forma results of operations, assuming the acquisitions were in effect for the full year of 2004.

2004
Total revenues	$203,792
Net loss	$(3,117)

4.	Book Overdrafts

The Company typically does not maintain cash balances at its principal bank under a policy whereby the net amount of collected balances and cleared checks is, at the Company’s option, applied to or drawn from our credit facility on a daily basis.

5.	Selected Financial Statement Information

Accounts Receivable
Accounts receivable at December 31, consists of the following:

	2006	2005
Accounts receivable	$44,326	$43,215
Less: Allowance for doubtful accounts	(1,350)	(1,350)
Accounts receivable, net	$42,976	$41,865

Universal Hospital Services, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

(dollars in thousands)
Property and Equipment Property and equipment at December 31, consists of the following:	2006	2005
Movable medical equipment	$365,598	$330,364
Less: Accumulated depreciation	(225,050)	(203,589)
Movable medical equipment, net	140,548	126,775
Land	120	120
Buildings and leasehold improvements	6,246	5,404
Office equipment and vehicles	28,282	23,365
	34,648	28,889
Less: Accumulated depreciation and amortization	(18,569)	(16,194)
Property and office equipment, net	16,079	12,695
Total property and equipment, net	$156,627	$139,470
Property and equipment financed under capital leases, gross	$11,399	$5,542
Less: Accumulated depreciation	(4,062)	(3,039)
Property and equipment financed under capital leases, net	$7,337	$2,503

Goodwill The carrying amount of goodwill remained unchanged during 2006 and 2005 and is presented by reporting segment below:
		Technical	Medical
	Medical	and	Equipment
	Equipment	Professional	Sales and	Total
	Outsourcing	Services	Remarketing	Company
Balance at December 31, 2006 and 2005	$33,160	$135	$3,767	$37,062

Other Intangible Assets Other intangible assets at December 31, consist of the following:

	2006			2005
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Customer realtionships	$11,700	$4,091	$7,609	$11,700	$2,599	$9,101
Non-compete agreements	1,320	960	360	1,320	670	650
Other intangible assets, net	$13,020	$5,051	$7,969	$13,020	$3,269	$9,751

Total amortization expense related to intangible assets for the years ended December 31, 2006, 2005 and 2004 was $1,782, $1,779 and $1,136, respectively.

Universal Hospital Services, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

(dollars in thousands)

At December 31, 2006, future estimated amortization expense related to intangible assets is:

2007	$1,662
2008	1,602
2009	1,040
2010	786
2011	786
Thereafter	2,093
$7,969

Future amortization expense is an estimate. Actual amounts may change due to additional intangible asset acquisitions, impairment, accelerated amortization or other events.

6.	Long-Term Debt

Long-term debt at December 31 consists of the following:

	2006	2005
10.125% Senior Notes	$260,000	$260,000
Amended Credit Agreement	43,000	38,106
Capital lease obligations	7,191	2,374
	310,191	300,480
Less: Current portion of long-term debt	(3,056)	(1,084)
Total long-term debt	$307,135	$299,396

The 10.125% Senior Notes (“Senior Notes”) mature on November 1, 2011. Interest on the Senior Notes accrues at the rate of 10.125% per annum and is payable semiannually on each May 1 and November 1. The Senior Notes are redeemable, at the Company’s option, in whole or in part, on or after November 1, 2007, at specified redemption prices plus accrued interest to the date of redemption. In addition, the Senior Notes have a change of control provision which gives each holder the right to require the Company to purchase all or a portion of such holders’ Senior Notes upon a change in control, as defined in the agreement, at a purchase price equal to 101% of the principal amount plus accrued interest to the date of purchase. The Senior Notes, subject to certain definitions and exceptions, have covenants that restrict the incurrence of additional debt, the payment of dividends and the issuance of preferred stock. The Senior Notes are uncollateralized.

On May 26, 2005, the Company entered into an Amended and Restated Credit Agreement (“Amended Credit Agreement”) with a consortium of banks. The Amended Credit Agreement increased the aggregate amount the Company may obtain under revolving loans, reduced the applicable borrowing spreads, extended the maturity date, and modified the financial covenants to provide more operating flexibility.

Under the terms of the Amended Credit Agreement, the aggregate amount the Company may obtain under the revolving loans increased from $100,000 to $125,000 and terminates on May 26, 2010.

Universal Hospital Services, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

(dollars in thousands)

The Amended Credit Agreement allows for up to $5,000 of the facility to be available for letters of credit. Availability under the Amended Credit Agreement as of December 31, 2006, was $77,105, representing our borrowing base of $122,447 less borrowings of $43,000 and outstanding letters of credit of $2,342. Amounts borrowed under the Amended Credit Agreement are due at the end of the five-year term. Borrowings under the agreement are collateralized by substantially all the assets of the Company.

Amounts borrowed under the Amended Credit Agreement generally bear interest on a LIBOR-based and index-rate formula. The interest rates at December 31, 2006 were 2.00% over LIBOR and 0.75% over the Index Rate with the interest rate margins subject to change based upon quarterly leverage ratios. At December 31, 2006 our LIBOR-based rate was 7.35% and our Index-based Rate was 9.00%, both of which include the credit spreads noted above. Interest on borrowings is paid monthly or as defined by the agreement. In addition, the Amended Credit Agreement also provides that a commitment fee of .375% per annum is payable on the unutilized amount of the facility.

The Amended Credit Agreement, subject to certain definitions and exceptions, contains certain covenants, including restrictions and limitations on dividends, liens, leases, incurrence or guarantees of debt, transactions with affiliates, investments or loans, mergers, acquisitions, consolidations and asset sales. Furthermore, the Company is required to maintain compliance with certain financial covenants, including a maximum senior debt leverage ratio and a minimum interest coverage ratio. The Amended Credit Agreement also contains cross-default provisions and subjective acceleration clauses under which the bank may declare an event of default. The Amended Credit Agreement also prohibits the Company from prepaying the Senior Notes.

Throughout 2006 the Company capitalized new vehicle leases and vehicle leases which had previously been recorded as operating leases due to a change in the contract with our leasing company. The recording of these vehicles as capital leases resulted in an increase in the Company’s property of $5,723 and long-term debt of $5,725.

Future minimum lease payments under capital lease agreements are as follows:

2007	$3,386
2008	2,593
2009	1,316
2010	447
2011	1
Total minimum lease payments	7,743
Less: Amount representing interest	(552)
Capital lease obligations	7,191
Less: Current portion	(3,056)
Capital lease obligation, less current portion	$4,135

Universal Hospital Services, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

(dollars in thousands)

7.	Commitments and Contingencies

Rental expenses were approximately $8,395, $8,066 and $7,963 for the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, the Company is committed under various noncancellable operating leases for regional sales and service offices, corporate facilities and equipment with minimum annual rental commitments of the following:

2007	$6,603
2008	6,814
2009	6,289
2010	5,669
2011	5,110
Thereafter	21,439
$51,924

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

Management Agreement

The Company is a party to management agreements with J. W. Childs Associates, L.P. (an affiliate of Childs) (“Childs Associates”) and Halifax Capital Partners, L.P. (“Halifax”) (together “Equity Sponsors”) pursuant to which the Company pays the Equity Sponsors an annual management fee totaling $480 in consideration of the Equity Sponsors’ ongoing provision of certain consulting and management advisory services. Payments under these management agreements may be made only to the extent permitted by the Amended Credit Agreement and the Senior Notes. The management agreements are for five-year terms and are automatically renewable for successive extension terms of one year, unless the Equity Sponsors give notice of termination. The Equity Sponsors have agreed to terminate the agreement upon the completion of an initial public offering.

8.	Employee Benefit Plans

The Company has a noncontributory defined benefit pension plan. Plan benefits are to be paid to eligible employees at retirement based primarily on years of credited service and on participants’ compensation. The Company uses a December 31 measurement date. Effective December 31, 2002, the Company froze the benefits under the plan.

Universal Hospital Services, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

(dollars in thousands)

Change in Benefit Obligation	2006	2005	2004
Benefit obligations at beginning of year	$18,234	$15,900	$15,035
Interest cost	974	950	877
Actuarial loss (gain)	(1,281)	1,995	526
Benefits paid	(708)	(611)	(538)
Benefit obligation at end of year	$17,219	$18,234	$15,900

Change in Plan Assets	2006	2005	2004
Fair value of plan assets at beginning of year	$12,985	$12,244	$11,177
Actuarial gain on plan assets	1,463	547	1,188
Benefits paid	(708)	(611)	(538)
Employer contribution	-	805	417
Fair value of plan assets at end of year	$13,740	$12,985	$12,244

	2006	2005	2004
Funded status	$(3,478)	$(5,249)	$(3,656)
Unrecognized net actuarial loss	3,177	5,180	2,980
Accrued benefit liability	$(301)	$(69)	$(676)
Amounts recognized in the statements of operations Accrued benefit cost	$(3,478)	$(5,249)	$(3,656)
Accumulated other comprehensive loss	3,177	5,180	2,980
Net amount recognized	$(301)	$(69)	$(676)

The accumulated benefit obligations in excess of plan assets at December 31 are as follows:

	2006	2005	2004
Projected benefit obligation	$17,219	$18,234	$15,900
Accumulated benefit obligation	$17,219	$18,234	$15,900
Fair value of plan assets	$13,740	$12,985	$12,244

At December 31, 2006, 2005 and 2004, the accumulated benefit obligations exceed the fair value of plan assets. Therefore, the Company recognized a change in minimum pension obligation in other comprehensive income (loss) of $2,003, ($2,200) and ($224) for 2006, 2005 and 2004, respectively.

Universal Hospital Services, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

(dollars in thousands)

Plan Assets
Plan asset allocations at December 31 are as follows:

Asset Category	Target Allocation	2006	2005	2004
Equity securities	70%	75%	69%	73%
Debt securities and cash	30	25	31	27
	100%	100%	100%	100%

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

Contributions

During 2006, 2005 and 2004, the Company contributed $0, $805 and $417, respectively, in contributions to the defined benefit pension plan. The Company expects to make contributions of approximately $1,100 in 2007.

Estimated Future Benefit Payments
The following benefit payments are expected to be paid:
2007	$600
2008	$600
2009	$700
2010	$700
2011	$700
2012 to 2016	$4,100

Net Periodic Benefit Cost Components of net periodic benefit cost are as follows:
	2006	2005	2004
Interest cost	$974	$950	$877
Expected return on plan assets	(1,010)	(986)	(943)
Recognized net actuarial loss	268	234	57
Net periodic benefit cost	$232	$198	$(9)

Universal Hospital Services, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

(dollars in thousands)

Plan Assumptions
The following weighted-average assumptions were used as follows:

	2006	2005	2004
Weighted-average actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	5.90%	5.50%	5.75%
Expected return on assets	8.00%	8.00%	8.50%

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.50%	5.75%	6.25%
Expected return on assets	8.00%	8.50%	8.50%
Rate of compensation increase	None	None	None

These assumptions are reviewed on an annual basis. In determining the expected return on plan asset assumption, the Company evaluates the long-term returns earned by the plan, the mix of investments that comprise plan assets and forecasts of future long-term investment returns.

The Company also sponsors a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code and covers substantially all of the Company’s employees. Employees may contribute annually up to 60% of their base compensation either before tax (subject to Internal Revenue Service limitation) or after tax. In 2006 the Company contribution was 50% of the first 6% of base compensation; prior to 2006 the Company contributed 75% of the first 6% of base compensation that an employee contributes. For the years ended December 31, 2006, 2005 and 2004, approximately $937, $1,677 and $1,568, respectively, was expensed as contributions to the Plan.

The Company is self-insured for employee health care and purchases a stop-loss policy for claims. In addition the company purchases workers’ compensation and automobile liability coverage with a deductible. Self-insurance and deductible costs are accrued based upon the aggregate of the liability for reported claims and an actuarially determined estimated liability for claims development and incurred but not reported.

9.	Income Taxes

The provision for income taxes consists of the following:

	2006	2005	2004
State, payable	$240	$275	$85
Deferred	372	567	1,103
	$612	$842	$1,188

Reconciliations between the Company’s effective income tax rate and the U.S. statutory rate follow:

Universal Hospital Services, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

(dollars in thousands)

	2006	2005	2004
Statutory U.S. Federal income tax rate	34.0%	(34.0)%	(34.0)%
State income taxes, net of U.S. Federal
income tax	5.5	(5.5)	(4.7)
Valuation allowance	16.7	117.5	84.6
Minimum state taxes	36.0	37.8	3.5
Effective income tax rate	92.2%	115.8%	49.4%

The components of the Company's overall deferred tax assets and liabilities at December 31, 2006 and 2005, are as follows:

	2006	2005

Deferred tax assets
Accounts receivable	$533	$533
Accrued and deferred compensation and pension	3,807	2,754
Inventories	314	305
Other assets	804	512
Net operating loss carryforwards	29,293	28,971
Deferred tax assets	34,751	33,075
Valuation allowance	(9,945)	(9,734)
Net deferred tax assets	24,806	23,341
Deferred tax liabilities
Accelerated depreciation and amortization	27,233	25,396
Total deferred tax liabilities	27,233	25,396
Net deferred tax liability	$(2,427)	$(2,055)

At December 31, 2006, the Company had available unused net operating loss carryforwards of approximately $74,000. The net operating loss carryforwards will expire at various dates through 2025.

Under Internal Revenue Code of 1986, certain corporate stock transactions into which the Company has entered or may enter in the future could limit the amount of net operating loss carryforwards which may be utilized on an annual basis to offset taxable income in future periods.

10.	Preferred Stock

Under its Articles of Incorporation, the Company is authorized to issue up to 7,000,000 shares of preferred stock, $0.01 par value per share, from time to time in one or more classes or series. No preferred shares were issued as of December 31, 2006 and 2005.

Universal Hospital Services, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

(dollars in thousands)

11.	Shareholders’ Agreement

The Company’s amended and restated Shareholders’ Agreement, among other things: (i) restricts the ability of certain shareholders of the Company to transfer their shares of the Company’s common stock; (ii) gives shareholders of the Company certain rights of first refusal with respect to shares of common stock; and (iii)  provides the shareholders with certain “tag-along, “drag-along,” and “piggyback” registration rights, as defined.

12.	Stock-Based Compensation

Under the 2003 Stock Option Plan (“2003 Plan”), the Company may grant incentive stock options and stock options and performance awards to the Company’s employees and consultants or independent contractors. A total of 17,120,691 shares are reserved for issuance under the 2003 Plan. Options granted under the plan will vest in whole or in part within four years from the date of grant for certain grants upon the achievement of certain financial targets, or in any case, after eight years. Options are generally granted with option prices based on the estimated fair market values of the Company’s common stock at the date of grant, as determined by the Company’s board of directors.

Stock option activity for the years ended December 31 is as follows (shares in thousands, per share amounts in dollars):

Option Activity	2006	2005	2004
Options outstanding at beginning of year	15,066	14,522	-
Options granted	1,745	1,332	15,453
Options exercised	(25)	(7)	(5)
Options forfeited or expired	(477)	(781)	(926)

Options outstanding at end of year	16,309	15,066	14,522

Options exercisable at end of year	3,384	2,206	1,096

Options remaining to be issued	812	2,055	2,599

Weighted-Average Exercise Price Per Share	2006	2005	2004
Options granted	$1.98	$1.33	$1.01
Options exercised	$1.11	$1.01	$1.00
Options forfeited or expired	$1.14	$1.07	$1.00
At December 31,
Outstanding	$1.14	$1.04	$1.01
Exercisable	$1.01	$1.01	$1.00

Universal Hospital Services, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

(dollars in thousands)

Options outstanding and exercisable at December 31, 2006 were as follows (share amounts in thousands):

	Options Outstanding			Options Exercisable
Exercise Price	Shares	Remaining Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$1.00	12,827	7.36	$ 1.00	3,197	$ 1.00
$1.20	497	7.75	$ 1.20	83	$ 1.20
$1.33	1,244	8.83	$ 1.33	104	$ 1.33
$1.41	205	9.25	$ 1.41	-	$ 1.41
$2.06	1,536	9.88	$ 2.06	-	$ 2.06

Effective January 1, 2006, we adopted SFAS No. 123(R) using the modified prospective application method. Under this method, as of January 1, 2006, we have applied the provisions of this statement to new and modified awards, as well as to the nonvested portion of awards granted before the required effective date and outstanding at such time.

The adoption of this pronouncement had no effect on compensation cost recorded in 2005 or 2004 related to stock options and are disclosed on a pro forma basis only in Note 2. As a result of adopting SFAS No. 123(R) on January 1, 2006, our net income for the year ended December 31, 2006 was $1.7 million lower than if we had continued to account for stock-based compensation under APB Opinion No. 25.

An additional requirement of SFAS No. 123(R) is that estimated forfeitures be considered in determining compensation expense. As previously permitted, we recorded forfeitures when they occurred. We have estimated our forfeiture rate at 2.5% per annum. As of December 31, 2006, the total compensation cost for nonvested awards not yet recognized in our statements of income was $6.2 million, net of the effect of estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 5.8 years.

All options allow for the purchase of shares of common stock at prices equal to the stock’s market value at the date of grant. A portion of our options vest over four years. The remaining portion vests at the end of eight years, with potential for earlier vesting subject to certain performance or other thresholds. An employee’s unvested options are forfeited when employment is terminated; vested options must be exercised at termination to avoid forfeiture. We determine the fair value of options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on a straight-line basis over the options’ vesting periods. The following assumptions were used in determining the fair value of stock options granted during the years ended December 31, under the Black-Scholes model:

Universal Hospital Services, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

(dollars in thousands)

	2006	2005	2004
Risk-free interest rate	4.64% to 4.69%	4.57%	4.53% to 5.10%
Expected volatility	43.1% to 43.7%	44.3%	45.0%
Dividend Yield	None	None	None
Expected option life (years)	8	8	10

The risk-free interest rate for periods within the ten year contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date and the expected option life of eight years. Expected volatility is based on the historical volatility of the stock of companies within our peer group. The eight year expected life of stock options granted to employees represents the weighted average of the result of the “simplified” method applied to “plain vanilla” options granted during the period, as provided within SAB No. 107.

The weighted-average grant-date fair values of options granted during the years ended December 31, 2006, 2005 and 2004 were $1.10, $0.75 and $0.64, respectively. The intrinsic value of a stock award is the amount by which the market value of the underlying stock exceeds the exercise price of the award. The aggregate intrinsic value for outstanding and exercisable options at December 31, 2006 was $15,067 and $3,544, respectively. The total intrinsic value of options exercised during the year ended December 31, 2006 was negligible. The exercise price reflects management’s estimate of fair market value of the underlying stock at the time of option issuance. Shares supporting option exercises are sourced from new share issuances.

13.	Business Segments

The Company operates in three reportable segments:

•
Medical equipment outsourcing provides customers with the use of movable medical equipment and the Company maintains the equipment for customers by performing preventative maintenance, repairs, cleaning and testing, and maintaining certain reporting records.

•
Technical and professional services offers a broad range of inspection, preventative maintenance, repair, logistic and consulting services through the Company’s team of over 250 technicians and professionals located in its nationwide network of offices.

•
Medical equipment sales and remarketing buys, sources, remarkets and disposes of pre-owned medical equipment for its customers through the Company’s Asset Recovery Program; provides sales and distribution of specialty medical equipment; and offers its customers disposable items that are used on a single use basis.

Universal Hospital Services, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

(dollars in thousands)

The Company identifies its segments based on its organizational structure and its internal reporting.

				Amortization
		Gross		and	Capital
	Net Sales	Margin	Assets	Depreciation	Expenditures
Medical equipment outsourcing
2006	$176,932	$80,515	$39,395	$1,072	$-
2005	$167,687	$77,222	$40,467	$1,069	$-
2004	$156,490	$73,309	$41,070	$619	$-
Technical and professional services
2006	$30,445	$9,377	$1,793	$703	$-
2005	$29,654	$7,776	$2,496	$703	$-
2004	$25,491	$8,196	$3,199	$509	$-
Medical equipment sales and remarketing
2006	$17,698	$4,311	$3,843	$7	$-
2005	$18,563	$3,857	$3,850	$8	$-
2004	$17,619	$4,312	$3,858	$8	$-
Corporate and unallocated
2006	$-	$-	$219,975	$45,388	$54,817
2005	$-	$-	$202,372	$44,547	$40,631
2004	$-	$-	$198,280	$40,961	$53,219
Total Company
2006	$225,075	$94,203	$265,006	$47,170	$54,817
2005	$215,904	$88,855	$249,185	$46,327	$40,631
2004	$199,600	$85,817	$246,407	$42,097	$53,219

Gross margin represents net revenues less total direct costs.

Segment assets for the three operating business segments (excluding Corporate and Unallocated) primarily include goodwill and intangible assets. Assets included in Corporate and Unallocated contains all other Company assets.

14.	Subsequent Event

On February 23, 2007, the Company entered into a definitive agreement to purchase the assets and assume certain liabilities of the biomedical services division of Intellamed, Inc. (“Intellamed”), which is based in Bryan, Texas. The purchase price of the transaction is $16,500 in cash, subject to certain adjustments. The agreement, which is expected to close in the second quarter of 2007, also provides for the Company to pay earnout consideration to Intellamed during the first and second 12 full consecutive month periods following the closing date, subject to certain conditions. In addition, the agreement provides for the Company to make advances of the purchase price to Intellamed before closing.

In connection with this acquisition, we entered into Amendment No. 1 (the “Amendment”) to the Amended Credit Agreement dated as of February 13, 2007. The Amendment permits us to consummate this acquisition subject to certain conditions as defined in the Amendment.

Universal Hospital Services, Inc.
Schedule II - Valuation and Qualifying Accounts
(in thousands)
		Additions
Description	Balance- Beginning of Period	Charged to Costs and Expense	Charged to Other Accounts	Deductions from Reserves	Balance-End of Period
Allowance for Doubtful Accounts

Year ended December 31, 2006	$1,350	$1,126	$1	$1,127	$1,350
Year ended December 31, 2005	1,500	927	156	1,233	1,350
Year ended December 31, 2004	1,750	984	26	1,260	1,500

Allowance for Inventory Obsolescence

Year ended December 31, 2006	562	375	-	462	475
Year ended December 31, 2005	520	677	-	635	562
Year ended December 31, 2004	269	509	-	258	520

Income Tax Valuation Allowance

Year ended December 31, 2006	9,734	211	-	-	9,945
Year ended December 31, 2005	8,675	1,059	-	-	9,734
Year ended December 31, 2004	6,898	1,777	-	-	8,675