Form 10-Q
period 2007-03-31
UNIVERSAL HOSPITAL SERVICES INC
filed 2007-05-08
CIK 886171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007

( )	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

Commission File Number: 000-20086

UNIVERSAL HOSPITAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-0760940
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ( ) No (X)

Number of shares of common stock outstanding as of April 20, 2007: 123,480,264.21

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements - Unaudited

Universal Hospital Services, Inc.

Statements of Operations
(in thousands)
(unaudited)

	Three Months Ended March 31,
Revenue	2007	2006
Medical equipment outsourcing	$50,989	$45,438
Technical and professional services	8,052	8,083
Medical equipment sales and remarketing	4,508	4,461
Total revenues	63,549	57,982

Cost of Sales
Cost of medical equipment outsourcing	16,522	13,728
Cost of technical and professional services	5,323	5,509
Cost of medical equipment sales and remarketing	3,688	3,177
Movable medical equipment depreciation	10,262	9,029
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	35,795	31,443
Gross margin	27,754	26,539

Selling, general and administrative	16,294	14,965
Operating income	11,460	11,574

Interest expense	8,082	7,817
Income before income taxes	3,378	3,757

Provision for income taxes	188	204
Net income	$3,190	$3,553

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Balance Sheets
(in thousands, except share and per share information)
(unaudited)

	March 31,	December 31,
	2007	2006
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts of
$1,250 at March 31, 2007 and $1,350 at December 31, 2006	$46,841	$42,976
Inventories	5,475	4,872
Deferred income taxes	4,830	4,772
Other current assets	3,839	3,121
Total current assets	60,985	55,741

Property and equipment, net:
Movable medical equipment, net	152,943	140,548
Property and office equipment, net	15,698	16,079
Total property and equipment, net	168,641	156,627

Intangible assets:
Goodwill	37,062	37,062
Other, primarily deferred financing costs, net	7,158	7,607
Other intangibles, net	7,538	7,969
Total assets	$281,384	$265,006

Liabilities and Shareholders' Deficiency
Current liabilities:
Current portion of long-term debt	$3,096	$3,056
Book overdrafts	2,118	1,788
Accounts payable	17,272	13,678
Accrued compensation	10,322	10,241
Accrued interest	11,366	4,810
Other accrued expenses	3,577	4,311
Total current liabilities	47,751	37,884

Long-term debt, less current portion	309,997	307,135
Pension and other long-term liabilities	5,610	5,769
Deferred income taxes	7,386	7,199

Commitments and contingencies

Shareholders' deficiency:
Common stock, $0.01 par value; 500,000,000 shares authorized,
123,468,598.21 and 123,463,600.21 shares issued and
outstanding at March 31, 2007 and December 31, 2006, respectively	1,235	1,235
Additional paid-in capital	2,919	2,488
Accumulated deficit	(90,337)	(93,527)
Accumulated other comprehensive loss	(3,177)	(3,177)
Total shareholders' deficiency	(89,360)	(92,981)
Total liabilities and shareholders' deficiency	$281,384	$265,006

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$3,190	$3,553
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	12,060	10,249
Amortization of intangibles and deferred financing costs	860	890
Provision for doubtful accounts	157	331
Provision for inventory obsolescence	163	175
Non-cash stock-based compensation expense	426	403
Gain on sales and disposals of equipment	(127)	(443)
Deferred income taxes	129	141
Changes in operating assets and liabilities
Accounts receivable	(4,002)	(1,824)
Inventories and other operating assets	(485)	(555)
Accounts payable, accrued expenses and other
long-term liabilities	6,915	7,228
Net cash provided by operating activities	19,286	20,148
Cash flows from investing activities:
Movable medical equipment purchases	(20,489)	(12,178)
Property and office equipment purchases	(1,003)	(868)
Proceeds from disposition of movable medical equipment	430	729
Other	(1,000)	0
Net cash used in investing activities	(22,062)	(12,317)
Cash flows from financing activities:
Proceeds under revolving credit facility agreements	25,900	18,400
Payments under revolving credit facility agreements	(22,650)	(24,810)
Payments of principal under capital lease obligations	(809)	(263)
Change in book overdrafts	330	(1,177)
Proceeds from issuance of common stock	5	19
Net cash provided by (used in) financing activities	2,776	(7,831)
Net change in cash and cash equivalents	$-	$-

Cash and cash equivalents at the beginning of period	$-	$-
Cash and cash equivalents at the end of period	$-	$-

Supplemental cash flow information:
Interest paid	$1,097	$535
Movable medical equipment purchases included in accounts payable	$9,832	$4,070
Income taxes paid	$26	$48
Capital lease purchases	$461	$-

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

NOTES TO UNAUDITED QUARTERLY FINANCIAL STATEMENTS

1.	Basis of Presentation

The interim financial statements included in this Form 10-Q have been prepared by Universal Hospital Services, Inc. (“we”, “our”, “the Company” or “UHS”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The interim financial statements presented herein as of March 31, 2007 and for the three months ended March 31, 2007 and 2006, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. These adjustments are all of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year.

The December 31, 2006 balance sheet amounts were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.

2.	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this statement, but believe the adoption of SFAS 159 will not have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 123(R). SFAS No. 158 requires employers to recognize the under funded or over funded status of a defined benefit post retirement plan as an asset or liability in its statements of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The provisions of SFAS No. 158 are effective as of the end of the fiscal year ending after June 15, 2007. We are currently evaluating the impact of this statement, but believe the adoption of SFAS No. 158 will not have a material impact on our financial position or results of operations.

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

3.	Stock-Based Compensation

During the three months ended March 31, 2007, activity under our 2003 Stock Option Plan was as follows:

(in thousands except exercise price and years)	Number of Options	Weighted average exercise price
Outstanding at December 31, 2006	16,309	$1.14
Granted	-
Exercised	(5)	$1.10
Forfeited or expired	(54)	$1.69

Outstanding at March 31, 2007	16,250	$1.13

Exercisable at March 31, 2007	3,396	$1.02

4.	Long-Term Debt

Long-term debt consists of the following:

(dollars in thousands)	March 31,	December 31,
	2007	2006
10.125% senior notes	$260,000	$260,000
Amended credit agreement	46,250	43,000
Capital lease obligations	6,843	7,191
	313,093	310,191

Less: Current portion of long-term debt	(3,096)	(3,056)

Total long-term debt	$309,997	$307,135

The 10.125% Senior Notes (“Senior Notes”) mature on November 1, 2011. Interest on the Senior Notes accrues at the rate of 10.125% per annum and is payable semiannually on each May 1 and November 1. The Senior Notes are redeemable, at the Company’s option, in whole or in part of, on or after November 1, 2007, at specified redemption prices plus accrued interest to the date of redemption. In addition, the Senior Notes have a change of control provision, which gives each holder the right to require the Company to purchase all or a portion of such holders’ Senior Notes upon a change in control, as defined in the Senior Notes agreement, at a purchase price equal to 101% of the principal amount plus accrued interest to the date of purchase. The Senior Notes, subject to certain definitions and exceptions, have covenants that restrict the incurrence of additional debt, the payment of dividends and the issuance of preferred stock. The Senior Notes are uncollateralized. As noted in footnote 8, the Company expects to tender for the Senior Notes in advance of closing the Merger Agreement, which is expected to occur in the second quarter of 2007.

Amounts borrowed under the Amended Credit Agreement generally bear interest on a LIBOR-based and index-rate formula. The interest rates at March 31, 2007 were 2.00% over LIBOR and 0.75% over the index rate with the interest rate margins subject to change based upon quarterly leverage ratios. At March 31, 2007 our LIBOR-based rate was 7.32% and our Index-based Rate was 9.00%, both of which include the credit spreads noted above. Interest on borrowings is paid monthly or as defined by the agreement dated May 26, 2005 as amended February 13, 2007. In addition, the Amended Credit Agreement also provides that a commitment fee of .375% per annum is payable on the unutilized amount of the facility.

The Amended Credit Agreement allows for borrowing up to $125.0 million, as defined in the agreement dated May 26, 2005 as amended February 13, 2007, and terminates on May 26, 2010. The Amended Credit Agreement allows for up to $5.0 million of the facility to be available for letters of credit. Availability under the Amended Credit Agreement as of March 31, 2007, was approximately $76.4 million, representing our borrowing base of $125.0 million less borrowings of $46.3 million and outstanding letters of credit of $2.3 million. Amounts borrowed under the Amended Credit Agreement are due at the end of the term in May 2010. Borrowings under the agreement are collateralized by substantially all the assets of the Company. As part of the Merger Agreement expected to close in the second quarter of 2007, the Company expects to refinance its existing Amended Credit Agreement.

On February 13, 2007, we entered into Amendment No. 1 (“the Amendment”) to our Amended Credit Agreement. The Amendment permits us to consummate the acquisition of the ICMS division of Intellamed, Inc. as described below under footnote 8.

5.	Income Taxes

We adopted the provisions of FASB Interpretation No 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant unrecognized tax benefits. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years that remain subject to examination by major tax jurisdictions as of March 31, 2007. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In accordance with FIN 48, paragraph 19, the Company has decided to classify interest and penalties as a component of income tax expense.

6.	Segment Information

Our operating segments consist of Medical Equipment Outsourcing, Technical and Professional Services, and Medical Equipment Sales and Remarketing. Certain operating information for our segments is as follows:

	Three Months Ended March 31,
	(dollars in thousands)
	Medical Equipment Outsourcing		Technical and Professional Services		Medical Equipment Sales and Remarketing		Total
	2007	2006	2007	2006	2007	2006	2007	2006
Revenues	$50,989	$45,438	$8,052	$8,083	$4,508	$4,461	$63,549	$57,982
Cost of revenue	16,522	13,728	5,323	5,509	3,688	3,177	25,533	22,414
Movable medical equipment depreciation	10,262	9,029	-	-	-	-	10,262	9,029
Gross margin	$24,205	$22,681	$2,729	$2,574	$820	$1,284	$27,754	$26,539

7.	Pension Plan

The components of net periodic pension costs are as follows:

(dollars in thousands)	Three Months Ended March 31,
	2007	2006

Interest cost	$253	$248
Expected return on plan assets	(271)	(252)
Recognized net actuarial loss	44	77
Service cost	-	-

Total cost	$26	$73

Future benefit accruals for all participants were frozen as of December 31, 2002.

8.	Subsequent Events

On April 1, 2007, we completed the acquisition of the assets of the ICMS division of Intellamed, Inc. (“Intellamed”) and the assumption by UHS of certain liabilities in connection therewith for a purchase price of $14.4 million in cash, subject to certain adjustments and a holdback. In addition, subject to certain conditions, UHS is to pay earnout consideration to Intellamed during the first and second 12 consecutive month periods following the April 1, 2007 closing date.

On April 15, 2007, we entered into an Agreement and Plan of Merger (“the Merger Agreement”) with an affiliate of Bear Stearns Merchant Banking, the private equity affiliate of The Bear Stearns Companies Inc., for aggregate merger consideration equal to the total transaction value of $712 million plus or minus adjustments as defined in the Merger Agreement.

Completion of the merger transaction is subject to expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the absence of orders or legal requirements preventing consummation of the transaction, receipt of required governmental approvals, absence of a material adverse effect on the Company, accuracy of representations and warranties of, and performance of certain covenants made by, the parties, and delivery of certain customary agreements, instruments and certificates. Related to the transaction, the Company expects to tender for the Senior Notes in advance of closing, which is expected to close in the second quarter of 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the accompanying financial statements and notes.

BUSINESS OVERVIEW

Our Company

Universal Hospital Services, Inc. is a leading, nationwide provider of medical equipment outsourcing and services to the health care industry. Our customers include national, regional and local acute care hospitals, alternate site providers (such as nursing homes and home care providers) and medical equipment manufacturers. Our diverse customer base includes more than 3,750 acute care hospitals and approximately 3,350 alternate site providers. We also have extensive and long-standing relationships with over 240 major medical equipment manufacturers and many of the nation’s largest group purchasing organizations (“GPOs”) and integrated delivery networks. All of our services leverage our nationwide network of offices and our more than 65 years of experience managing and servicing all aspects of movable medical equipment. These services are paid for by our customers and not directly through reimbursement from governmental or other third-party payors.

Technical and Professional Services Segment	Medical Equipment Outsourcing Segment

Medical Equipment Sales and Remarketing Segment	Technical and Professional Services Segment

Our operating segments consist of Medical Equipment Outsourcing, Technical and Professional Services and Medical Equipment Sales and Remarketing. We evaluate the performance of our operating segments based on gross margin. The accounting policies of the individual operating segments are the same as those of the entire Company.

Medical Equipment Outsourcing Segment - Manage & Utilize

Our flagship business is our Medical Equipment Outsourcing segment, which accounted for $51.0 million, or approximately 80.2%, of our revenues for the first quarter of 2007. We own approximately 182,000 pieces of movable medical equipment, primarily in the categories of respiratory therapy, newborn care, critical care, patient monitors, and specialty beds and pressure area management. In our outsourcing programs we provide our customers with the use of movable medical equipment for patient care use. We perform regular and preventative maintenance on the equipment and retain detailed records for documentation. We are responsible for all repairs, testing and cleaning of the equipment. Our service includes prompt replacement of any non-working equipment and the flexibility to upgrade technology as a hospital's product of choice changes. We have three primary outsourcing programs: Supplemental (Peak Needs) Outsourcing; Long Term Outsourcing; and the Asset Management Partnership Program (“AMPP”).

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

Technical and Professional Services Segment - Plan & Acquire; Maintain & Repair

Our Technical and Professional Services segment accounted for $8.1 million, or approximately 12.7%, of our revenues for the first quarter of 2007. We leverage our 65 plus years of experience and our extensive equipment database in repairing and maintaining medical equipment. We offer a broad range of inspection, preventative maintenance, repair, logistic and consulting services through our team of over 250 technicians and professionals located in our nationwide network of district offices and service centers. Our technical and professional service offerings are less capital intensive than our Medical Equipment Outsourcing segment, and provide a complementary alternative for customers that wish to own their medical equipment, but lack the expertise, funding or scale to perform maintenance, repair and analytical functions.

Medical Equipment Sales and Remarketing Segment - Redeploy & Remarket

Our Medical Equipment Sales and Remarketing segment accounted for $4.5 million, or approximately 7.1%, of our revenues for the first quarter of 2007. This segment includes three business activities:

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

RESULTS OF OPERATIONS

The following discussion addresses our financial condition as of March 31, 2007, and the results of operations and cash flows for the three months ended March 31, 2007 and 2006. This discussion should be read in conjunction with the financial statements included elsewhere in this report and the Management's Discussion and Analysis of Financial Condition and Results of Operations section included in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The following table provides a summary of selected financial data as a percentage of total revenues and also indicates the percentage increase or decrease of this data over the prior comparable period:

	Percent of Total Revenues		Percent Increase
	Three Months Ended		(Decrease)
	March 31,		Qtr 1 - 2007
			Over
Revenue	2007	2006	Qtr 1 - 2006
Medical equipment outsourcing	80.2%	78.4%	12.2%
Technical and professional services	12.7	13.9	(0.4)
Medical equipment sales and remarketing	7.1	7.7	1.1
Total revenues	100. %	100.0%	9.6

Cost of Revenue
Cost of medical equipment outsourcing	26.0	23.6	20.4
Cost of technical and professional services	8.4	9.5	(3.4)
Cost of medical equipment sales and remarketing	5.8	5.5	16.1
Movable medical equipment depreciation	16.1	15.6	13.7
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	56.3	54.2	13.8
Gross margin	43.7	45.8	4.6

Selling, general and administrative	25.6	25.8	8.9
Operating income	18.1	20.0	(1.0)

Interest expense	12.7	13.5	3.4
Income before income taxes	5.4	6.5	(10.1)

Provision for income taxes	0.3	0.4	(7.8)
Net income	5.1%	6.1%	(10.2)%

Comparison of First Quarter 2007 to First Quarter 2006
Medical Equipment Outsourcing Segment - Manage & Utilize
(dollars in thousands)	Three Months Ended
	March 31,
	2007	2006	Change	%Change
Total revenue	$50,989	$45,438	$5,551	12.2%
Cost of revenue	16,522	13,728	2,794	20.4
Movable medical equipment depreciation	10,262	9,029	1,233	13.7
Gross margin	$24,205	$22,681	$1,524	6.7%

Gross margin %	47.5%	49.9%

Total revenue in the Medical Equipment Outsourcing segment rose $5.6 million, or 12.2%, to $51.0 million in the first quarter of 2007. This increase was driven by organic and competitive takeaway growth in our acute care and AMPP customer base and incremental business from new and existing technology in our fleet which more than offset generally weak hospital admissions and increased hospital equipment purchases.

Total cost of revenue in the segment rose $2.8 million, or 20.4%, to $16.5 million in the first quarter of 2007. This increase is primarily attributable to higher maintenance expense related to our movable medical equipment, increased labor expense, increased freight expense and other costs associated with increased revenues and a larger moveable medical equipment fleet.

Movable medical equipment depreciation increased $1.2 million, or 13.7%, to $10.3 million in the first quarter of 2007. The increase is attributable to the increase in the size of our moveable medical equipment fleet.

Gross margin percentage for the Medical Equipment Outsourcing segment decreased from 49.9% in the first quarter of 2006 to 47.5% in the first quarter of 2007. This decrease is primarily due to the increased cost of maintenance on our moveable medical equipment fleet, lower pricing related to new group purchasing organization contracts and higher labor costs partially offset by increased revenues.

Technical and Professional Services Segment - Plan & Acquire; Maintain & Repair

(dollars in thousands)	Three Months Ended
	March 31,
	2007	2006	Change	% Change
Total revenue	$8,052	$8,083	($31)	(0.4)%
Cost of revenue	5,323	5,509	(86)	(3.4)
Gross margin	$2,729	$2,574	$155	6.0%

Gross margin %	33.9%	31.8%

Total revenue in the Technical and Professional Services segment remained relatively flat at $8.1 million in the first quarter of 2007 as compared to the same period of 2006. During the first quarter of 2007, increased sales force attention on converting new customers in our Medical Equipment Outsourcing segment, as well as selected contract terminations, moderated revenues.

Total cost of revenue in the segment decreased $0.2 million, or 3.4% to $5.3 million in the first quarter of 2007. This decrease is primarily attributable to lower costs in our resident biomedical programs of $0.2 million.

Gross margin percentage for the Technical and Professional Services segment increased from 31.8% in the first quarter of 2006 to 33.9% in the first quarter of 2007. Margins benefited primarily from the reduction of expenses in our resident biomedical programs.

Medical Equipment Sales and Remarketing Segment - Redeploy & Remarket
(dollars in thousands)	Three Months Ended
	March 31,
	2007	2006	Change	% Change
Total revenue	$4,508	$4,461	$47	1.1%
Cost of revenue	3,688	3,177	511	16.1
Gross margin	$820	$1,284	($464)	(36.1)%

Gross margin %	18.2%	28.8%

Total revenue in the Medical Equipment Sales and Remarketing segment remained relatively flat at $4.5 million in the first quarter of 2007.

Total cost of revenue in the segment increased $0.5 million, or 16.1%, to $3.7 million in the first quarter of 2007. This increase is primarily attributable to increased cost of brokerage and used equipment of $0.7 million, partially offset by a decreased cost of disposable sales of $0.2 million.

Gross margin percentage for the Medical Equipment Sales and Remarketing segment decreased from 28.8% in the first quarter of 2006 to 18.2% in the first quarter of 2007. This decrease is primarily a result of larger individual sales with lower margins. Margins and activity in this segment will fluctuate based on the transactional nature of the business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.3 million, or 8.8%, to $16.3 million for the first quarter of 2007. The increase was primarily due to increased employee related expenses of $0.8 million, additional professional fees of $0.6 million related to the Merger Agreement, as described in more detail herein under footnote 8 to the financial statements, and increased personal property taxes of $0.3 million. The cost increases were partially mitigated by a decrease in bad debt expense of $0.2 million and other cost savings of $0.2 million. Selling, general and administrative expenses as a percentage of total revenue for the first quarter of 2007 decreased to 25.6% from 25.8% for the same period of 2006.

Interest Expense

Interest expense increased $0.3 million, or 3.4%, to $8.1 million for the first quarter of 2007 as compared to the same period of 2006. The increase was driven primarily by higher interest rates, and increased average borrowings resulting from increased moveable medical equipment purchases. Our average effective interest rate on variable rate debt increased to 7.8% during the first quarter of 2007 from 7.2% in the first quarter of 2006. Average total borrowings increased in the first quarter of 2007 to $311.6 million as compared to $295.7 million for the same period of 2006.

Income Taxes

Income tax expense remained relatively flat at $0.2 million for the first quarter of 2007 as compared to the same period of 2006. Income tax expense relates primarily to minimum state taxes as well as valuation allowances established for net operating losses not recognized.

Net Income

For the first quarter of 2007, net income decreased $0.3 million to $3.2 million as compared to the same period of 2006. The decrease is primarily attributable to an increase in selling, general and administrative expenses of $1.3 million and an increase in interest expense of $0.3 million, partially offset by increased gross margin of $1.2 million.

EBITDA

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for the three months ended March 31, 2007, was $24.0 million, representing a $1.7 million, or 7.5%, increase from $22.3 million for the same period of 2006. This increase is primarily driven by revenue growth generating an increased gross margin before depreciation of $2.4 million, offsetting higher selling, general and administrative costs, excluding depreciation and amortization, of $0.8 million.

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

(dollars in thousands)	Three Months Ended
	March 31,
	2007	2006
Net cash provided by operating activities	$19,286	$20,148
Changes in operating assets and liabilities	(2,428)	(4,849)
Other non-cash expenses	(1,175)	(1,036)
Income tax expense	188	204
Interest expense	8,082	7,817

EBITDA	$23,953	$22,284

Supplemental Information:
(dollars in thousands)	Three Months Ended
	March 31,
	2007	2006

EBITDA	$23,953	$22,284
Net cash provided by operating activities	19,286	20,148
Net cash used in investing activities	(22,062)	(12,317)
Net cash proveded by (used in) financing activities	2,776	(7,831)
Movable medical equipment depreciation	10,262	9,029
Non-movable medical equipment depreciation	$1,798	$1,220

Other operating data:

Movable medical equipment owned (approximate units at end of period)	182,000	164,000
Offices (at end of period)	79	76
Number of outsourcing hospital customers (approximate number at end of period)	3,750	3,300
Number of total outsourcing customers (approximate number at end of period)	7,100	6,350

SEASONALITY

Quarterly operating results are typically affected by seasonal factors. Historically, our first and fourth quarters are the strongest, reflecting increased hospital utilization during the fall and winter months.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are expected to be cash flows from operating activities and borrowings under our Amended Credit Agreement which matures in May 2010. It is anticipated that our principal uses of liquidity will be to fund capital expenditures related to purchases of movable medical equipment, provide working capital, meet debt service requirements and finance our strategic plans.

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

Net cash provided by operating activities during the three months ended March 31, 2007, was $19.3 million, compared to $20.1 million in the same period of 2006. This decrease is primarily attributable to higher relative changes in our accounts receivable balance of $2.2 million. Net cash used in investing activities during the three months ended March 31, 2007, was $22.1 million, compared to $12.3 million in the same period of 2006. This increase was primarily attributable to increased purchases of rental equipment of $8.3 million to meet customer demand. Net cash provided by financing activities during the three months ended March 31, 2007, was $2.8 million, compared to net cash used in financing activities of $7.8 million in 2006, the primary difference relating to increased borrowings under our Amended Credit Agreement to fund increased moveable medical equipment purchases in 2007.

Based on the level of operating performance expected in 2007, we believe our cash from operations, together with additional borrowings under our Amended Credit Agreement, will meet our liquidity needs for the foreseeable future, exclusive of any borrowings that we may make to finance potential acquisitions. However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could be adversely affected. Availability under our Amended Credit Agreement as of March 31, 2007 was approximately $76.4 million, representing our borrowing base of $125.0 million, net of outstanding letters of credit of $2.3 million and borrowings of $46.3 million. Our levels of borrowing are further restricted by the financial covenants set forth in our Amended Credit Agreement and the indenture governing our Senior Notes, which covenants are summarized in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission. As of March 31, 2007, the Company was in compliance with all covenants under the Amended Credit Agreement.

The Company expects to incur significant indebtedness and utilize significant amounts of cash in order to complete the merger, as described in footnote 8. As a result, the Company’s future financing needs are expected to be materially impacted by the merger.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this statement, but believe the adoption of SFAS 159 will not have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 123(R). SFAS No. 158 requires employers to recognize the under funded or over funded status of a defined benefit post retirement plan as an asset or liability in its statements of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The provisions of SFAS No. 158 are effective as of the end of the fiscal year ending after June 15, 2007. We are currently evaluating the impact of this statement, but believe the adoption of SFAS No. 158 will not have a material impact on our financial position or results of operations.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: We believe statements in this quarterly report looking forward in time involve risks and uncertainties. The following factors, among others, could adversely affect our business, operations and financial condition causing our actual results to differ materially from those expressed in any forward-looking statements: our history of net losses and substantial interest expense; our need for substantial cash to operate and expand our business as planned; our substantial outstanding debt and debt service obligations; restrictions imposed by the terms of our debt; a decrease in the number of patients our customers are serving; our ability to effect change in the manner in which healthcare providers traditionally procure medical equipment; the absence of long-term commitments with customers; our ability to renew contracts with group purchasing organizations and integrated delivery networks; changes in reimbursement rates and policies by third-party payors; the impact of health care reform initiatives; the impact of significant regulation of the health care industry and the need to comply with those regulations; difficulties or delays in our continued expansion into certain of our businesses/geographic markets and developments of new businesses/geographic markets; additional credit risks in increasing business with home care providers and nursing homes; impacts of equipment product recalls or obsolescence; and increases in vendor costs that cannot be passed through to our customers. See the risk factors discussed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk is interest rate risk associated with our debt instruments. We use both fixed and variable rate debt as sources of financing. At March 31, 2007, we had approximately $313.1 million of total debt outstanding, of which $46.3 million was bearing interest at variable rates of approximately 8.0%. A one percentage point change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $0.1 million for the first three months ended March 31, 2007 and 2006. We have not entered into, and do not plan to enter into, any derivative financial instruments for trading or speculative purposes. Historically, we have not engaged in hedging activities. As of March 31, 2007, we had no other material exposure to market risk.

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

During the first quarter of 2007, there has been no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation arising out of operations in the normal course of business. As of March 31, 2007, we were not a party to any pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results, financial position, or cash flows.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or results of operations. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 20, 2007, pursuant to the exercise of outstanding options, we sold 4,998 shares of common stock to a departing employee in the amount of $5,497.80. The sale was completed pursuant to the exemption from registration provided under Rule 701 of the regulations of the Securities Act of 1933, as amended. The proceeds from the sale were added to our general funds and used for general corporate purposes.

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

4.5	10.125% Senior Notes due 2011 in the aggregate principal amount of $259,880,000.***
4.6	10.125% Senior Note due 2011 in the aggregate principal amount of $120,000.**
4.7	Blanket Issuer Letter of Representations, dated as of October 17, 2003, among Universal Hospital Services, Inc., Wells Fargo Bank, National Association and the Depository Trust Company.**
10.1	Agreement and Plan of Merger, dated April 15, 2007, by and among UHS Holdco, Inc., UHS Merger Sub, Inc., Universal Hospital Services, Inc. and J.W. Childs Equity Partners III, L.P.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certification of Gary D. Blackford Pursuant to 18 U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Rex T. Clevenger Pursuant to 18 U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: May 8, 2007

Universal Hospital Services, Inc.

By /s/ Gary D. Blackford
Gary D. Blackford,
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

By /s/ Rex T. Clevenger
Rex T. Clevenger,
Senior Vice President and Chief Financial Officer (Principal Financial Officer)