Form 10-Q
period 2007-06-30
UNIVERSAL HOSPITAL SERVICES INC
filed 2007-08-14
CIK 886171

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 000-20086

UNIVERSAL HOSPITAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-0760940
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7700 France Avenue South, Suite 275
Edina, Minnesota 55435-5228
(Address of principal executive offices, including zip code)

(952) 893-3200
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐ No ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Larger accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        Number of shares of common stock outstanding as of July 31, 2007: 1,000.00

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements—Unaudited

Universal Hospital Services, Inc.

Balance Sheets
(in thousands, except share and per share information)
 (unaudited)

	June 30, 2007 (Successor)	December 31, 2006 (Predecessor)
Assets
Current assets:
Cash and cash equivalents	$3,483	$—
Accounts receivable, less allowance for doubtful accounts of $1,250 at June 30, 2007 (Successor) and $1,350 at December 31, 2006 (Predecessor)	45,693	42,976
Inventories	4,659	4,872
Deferred income taxes	5,715	4,772
Other current assets	2,863	3,121

Total current assets	62,413	55,741
Property and equipment, net:
Movable medical equipment, net	210,450	140,548
Property and office equipment, net	18,057	16,079

Total property and equipment, net	228,507	156,627
Other long-term assets:
Goodwill	291,970	37,062
Other intangibles, net	290,455	7,969
Other, primarily deferred financing costs, net	17,964	7,607

Total assets	$891,309	$265,006

Liabilities and Shareholders' Equity (Deficiency)
Current liabilities:
Current portion of long-term debt	$3,334	$3,056
Book overdrafts	—	1,788
Accounts payable	12,181	13,678
Accrued compensation	10,713	10,241
Accrued interest	3,729	4,810
Other accrued expenses	4,660	4,311

Total current liabilities	34,617	37,884
Long-term debt, less current portion	486,408	307,135
Pension and other long-term liabilities	5,495	5,769
Payable to Parent	350	—
Deferred income taxes	120,652	7,199
Commitments and contingencies (Note 10)
Shareholders' equity (deficiency):
Predecessor:
Common stock, $0.01 par value; 500,000,000 shares authorized, 123,463,600.21 shares issued and outstanding at December 31, 2006	—	1,235
Successor:
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at June 30, 2007	—	—
Additional paid-in capital	248,794	2,488
Accumulated deficit	(2,548)	(93,527)
Accumulated other comprehensive loss	(2,459)	(3,177)

Total shareholders' equity (deficiency)	243,787	(92,981)

Total liabilities and shareholders' equity (deficiency)	$891,309	$265,006

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Statements of Operations
(in thousands)
(unaudited)

	Month Ended June 30, 2007 (Successor)	Two Months Ended May 31, 2007 (Predecessor)	Three Months Ended June 30, 2006 (Predecessor)
Revenue
Medical equipment outsourcing	$16,695	$33,866	$43,157
Technical and professional services	3,630	6,748	7,710
Medical equipment sales and remarketing	1,277	3,359	4,261

Total revenues	21,602	43,973	55,128
Cost of Sales
Cost of medical equipment outsourcing	5,916	11,193	14,163
Cost of technical and professional services	2,526	4,801	5,247
Cost of medical equipment sales and remarketing	1,212	2,677	3,259
Movable medical equipment depreciation	4,632	8,250	9,171

Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	14,286	26,921	31,840

Gross margin	7,316	17,052	23,288
Selling, general and administrative	6,604	12,892	15,378
Transaction and related costs	—	26,379	—

Operating income (loss)	712	(22,219)	7,910
Interest expense	3,800	5,747	7,887
Loss on extinguishment of debt	1,041	22,396	—

Income (loss) before income taxes	(4,129)	(50,362)	23
Provision (benefit) for income taxes	(1,581)	304	204

Net loss	$(2,548)	$(50,666)	$(181)

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Statements of Operations
(in thousands)
(unaudited)

	Month Ended June 30, 2007 (Successor)	Five Months Ended May 31, 2007 (Predecessor)	Six Months Ended June 30, 2006 (Predecessor)
Revenue
Medical equipment outsourcing	$16,695	$84,855	$88,718
Technical and professi onal services	3,630	14,800	15,670
Medical equipment sales and remarketing	1,277	7,867	8,722

Total revenues	21,602	107,522	113,110
Cost of Sales
Cost of medical equipment outsourcing	5,916	27,694	27,940
Cost of technical and professional services	2,526	10,124	10,707
Cost of medical equipment sales and remarketing	1,212	6,366	6,436
Movable medical equipment depreciation	4,632	18,512	18,200

Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	14,286	62,696	63,283

Gross margin	7,316	44,826	49,827
Selling, general and administrative	6,604	28,692	30,342
Transaction and related costs	—	26,891	—

Operating income (loss)	712	(10,757)	19,485
Interest expense	3,800	13,829	15,704
Loss on extinguishment of debt	1,041	22,396	—

Income (loss) before income taxes	(4,129)	(46,982)	3,781
Provision (benefit) for income taxes	(1,581)	492	408

Net income (loss)	$(2,548)	$(47,474)	$3,373

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Statements of Cash Flows
(in thousands)
(unaudited)

	Month Ended June 30, 2007 (Successor)	Five Months Ended May 31, 2007 (Predecessor)	Six Months Ended June 30, 2006 (Predecessor)
Cash flows from operating activities:
Net income (loss)	$(2,548)	$(47,474)	$3,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,301	21,625	20,721
Amortization of intangibles and deferred financing costs	1,542	1,913	1,779
Non-cash write-off of deferred financing cost	290	6,305	—
Tender premium for purchase of 10.125% senior notes	751	16,090	—
Provision for doubtful accounts	18	194	655
Provision for inventory obsolescence	11	256	275
Non-cash charges related to step-up in carrying value of inventory	100	—	—
Non-cash stock-based compensation expense	350	7,957	812
Loss (gain) on sales and disposals of equipment	34	(745)	(743)
Deferred income taxes	(1,613)	486	283
Changes in operating assets and liabilities:
Accounts receivable	592	(3,481)	1,740
Inventories	394	(252)	(463)
Other operating assets	(587)	643	(599)
Accounts payable	380	590	(1,491)
Other accrued expenses	(31,028)	30,211	(1,519)

Net cash provided by (used in) operating activities	(26,013)	34,318	24,823

Cash flows from investing activities:
Movable medical equipment purchases	(2,593)	(34,040)	(20,273)
Property and office equipment purchases	(153)	(1,720)	(2,154)
Proceeds from disposition of movable medical equipment	126	2,290	1,428
Acquisition of the ICMS division of Intellamed, Inc.	—	(14,590)
Acquisition of Universal Hospital Services, Inc. by Parent	(335,069)	—	—

Net cash used in investing activities	(337,689)	(48,060)	(20,999)

Cash flows from financing activities:
Proceeds under amended credit agreement	—	73,625	48,412
Payments under amended credit agreement	(74,550)	(42,075)	(50,843)
Proceeds under senior secured credit facility	12,550	—	—
Payments under senior secured credit facility	(550)	—	—
Payments of principal under capital lease obligations	(274)	(1,618)	(523)
Proceeds from issuance of bonds	460,000	—	—
Payment of deferred financing costs	(17,270)	—	—
Repayment of 10.125% senior notes	(250,055)	—	—
Tender premium for purchase of 10.125% senior notes	(751)	(16,090)	—
Cash equity contributions	239,754	—	—
Change in book overdrafts	(1,669)	(119)	(898)
Proceeds from issuance of common stock	—	19	28

Net cash provided by (used in) financing activities	367,185	13,742	(3,824)

Net change in cash and cash equivalents	3,483	—	—

Cash and cash equivalents at the beginning of period	—	—	—

Cash and cash equivalents at the end of period	$3,483	$—	$—

Supplemental cash flow information:
Interest paid	$200	$17,599	$14,871

Movable medical equipment purchases included in accounts payable	$4,062	$5,103	$2,137

Deferred financing costs included in accounts payable	$300	$—	$—

Income taxes paid	$34	$61	$227

Non-cash activities:
Equity contribution from management shareholders	$9,039	$—	$—

Capital lease additions	$345	$2,142	$1,914

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

NOTES TO UNAUDITED QUARTERLY FINANCIAL STATEMENTS

1.     Basis of Presentation

        On May 31, 2007, UHS Holdco, Inc. ("Parent") acquired all of the outstanding capital stock of Universal Hospital Services, Inc. ("we", "our", "the Company", or "UHS") for approximately $712.0 million in cash less debt, tender premium and accrued interest and capitalized leases. Parent is owned by affiliates of Bear Stearns Merchant Manager III (Cayman), L.P. (together with its investing affiliates, "BSMB") and certain members of our management, whom we collectively refer to as the "equity investors." Parent and UHS Merger Sub, Inc., a wholly owned subsidiary of Parent ("Merger Sub"), were corporations formed by BSMB solely for the purpose of completing the above-mentioned acquisition.

        Before the closing of the acquisition, the Company initiated a cash tender offer to purchase its $260.0 million outstanding aggregate principal amount of its 10.125% Senior Notes due 2011, which the Company completed for $235.0 million of such notes on May 31, 2007, and Merger Sub issued $230.0 million in aggregate principal amount of its Second Lien Senior Secured Floating Rate Notes due 2015 (the "Floating Rate Notes") and $230.0 million in aggregate principal amount of its 8.50% / 9.25% Second Lien Senior Secured PIK Toggle Notes due 2015 (the "PIK Toggle Notes" and together with the Floating Rate Notes, the "Notes"). The Notes were issued pursuant to a second lien senior indenture. Concurrently with the closing of the acquisition, Merger Sub merged with and into the Company, which was the surviving corporation and the Company assumed Merger Sub's obligations with respect to the Notes.

        The Agreement and Plan of Merger, dated as of April 15, 2007, by and among the Company, Parent and Merger Sub and related documents resulted in the occurrence of the events outlined in Note 5, which we collectively refer to as the "Transaction" or the "Acquisition."

        Although the Company continued as the same legal entity after the Acquisition, the accompanying statements of operations and cash flows present our results of operations and cash flows for the periods preceding the Acquisition ("predecessor") and the periods succeeding the Acquisition ("successor"), respectively.

        All references to the second quarter of 2007 relate to the combined three-month period ended June 30, 2007. All references to the second quarter of 2006 relate to the three months ended June 30, 2006 of the predecessor. All references to year-to-date 2007 refer to the combined six-month period ended June 30, 2007. All references to year-to-date 2006 refer to the six months ended June 30, 2006 of the predecessor.

        The Acquisition and the allocation of the purchase price to the opening balance sheet accounts of the successor have been recorded as of the beginning of the first day of our new accounting period (June 1, 2007).

        The interim financial statements included in this Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company's 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

        The interim financial statements presented herein as of June 30, 2007, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. These adjustments are all of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year.

        The December 31, 2006 balance sheet amounts were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.

        We are required to make estimates and assumptions about future events in preparing financial statements in conformity with generally accepted accounting principles ("GAAP"). These estimates and assumptions affect the amounts of assets, liabilities, revenues and expenses at the date of the unaudited condensed consolidated financial statements. While we believe that our past estimates and assumptions have been materially accurate, our current estimates are subject to change if different assumptions as to the outcome of future events are made. We evaluate our estimates and judgments on an ongoing basis and predicate those estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. We make adjustments to our assumptions and judgments when facts and circumstances dictate. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates used in preparing the accompanying unaudited condensed financial statements.

        A description of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2006.

        Certain prior period amounts have been reclassified to conform to current period presentation. We previously included transaction and related costs as a component of selling, general and administrative expense. The reclassifications had no impact on gross margin, operating income (loss), income (loss) before income taxes or net income (loss) as previously reported.

2.     Comprehensive Income (Loss)

        Comprehensive income is comprised of net income (loss) and other comprehensive loss. Other comprehensive loss includes unrealized gains and losses from derivatives designated as cash flow hedges. Other comprehensive loss is displayed separately on the balance sheets. A reconciliation of net income (loss) to comprehensive income (loss) is provided below:

	Month Ended June 30, 2007 (Successor)	Two Months Ended May 31, 2007 (Predecessor)	Three Months Ended June 30, 2006 (Predecessor)
(in thousands)
Net loss	$(2,548)	$(50,666)	$(181)
Unrealized loss on cash flow hedge	(2,459)	—	—

Comprehensive loss	$(5,007)	$(50,666)	$(181)

	Month Ended June 30, 2007 (Successor)	Five Months Ended May 31, 2007 (Predecessor)	Six Months Ended June 30, 2006 (Predecessor)
(in thousands)
Net income (loss)	$(2,548)	$(47,474)	$3,373
Unrealized loss on cash flow hedge	(2,459)	—	—

Comprehensive income (loss)	$(5,007)	$(47,474)	$3,373

3.     Common Stock

        On May 31, 2007, in conjunction with the Transaction, predecessor retired all 123,480,264.21 of common shares and the successor authorized and issued 1,000 new shares of common stock with a par value of $0.01 per share.

4.     Recent Accounting Pronouncements

        In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this statement, but believe the adoption of SFAS 159 will not have a material impact on our financial position or results of operations.

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

5.     The Transaction

        The Acquisition was completed on May 31, 2007 and was comprised of:

  •
  the purchase by the equity investors of all of the issued and outstanding shares of common stock and option interests of the Company for approximately $335.1 million (excluding non-cash consideration of $9.0 million), which is comprised of the purchase price of approximately $712.0 million less debt, tender premium and accrued interest and capitalized leases;

  •
  equity investments from Parent funded by BSMB in the amount of $238.9 million, management rollover of $9.0 million and management contributions of $0.9 million;

  •
  the entry into by Merger Sub of a new $135.0 million senior secured credit facility;

  •
  the issuance by Merger Sub of $230.0 million of Floating Rate Notes and $230.0 million of PIK Toggle Notes; and

  •
  the retirement of $309.6 million of the existing indebtedness of the predecessor, which was approximately $334.6 million as of May 31, 2007 (excluding approximately $7.7 million of pre-existing capital leases which remained outstanding), including the repayment of $235.0 million of our $260.0 million existing 10.125% Senior Notes due 2011 for which we completed a tender offer and consent solicitation on May 31, 2007, and the repayment of the outstanding balance ($74.6 million) on our previous $125 million amended and restated credit agreement ("Amended Credit Agreement") that we had entered into on May 26, 2005, with a bank group led by General Electric Capital Corporation.

        The Acquisition occurred simultaneously with:

  •
  the closing of the financing and equity investments described above; and

  •
  the merger of Merger Sub with and into the Company, with the Company as the surviving corporation, and the payment of approximately $712.0 million as merger consideration.

        Transaction and Related Costs.    During the five months ended May 31, 2007, we incurred $26.9 million of expenses in connection with the Transaction. These expenses consisted primarily of:

  •
  accounting, legal, investment banking advisory and restructuring expenses totaling $13.7 million;

  •
  BSMB fee expensed of $6.5 million (see Note 8); and

  •
  stock-based compensation expense related to the accelerated vesting of options under our 2003 Stock Option Plan of $6.7 million upon the occurrence of the Transaction.

        Loss on Extinguishment of Debt.    In connection with the Transaction, as detailed above, predeccessor incurred $22.4 million of expense associated with the purchase of $235.0 million of our 10.125% Senior Notes in May 2007. The expense consisted of a call premium of $16.1 million and the write-off of $6.3 million of unamortized deferred financing costs related to our repurchased 10.125% Senior Notes and Amended Credit Agreement.

Purchase Accounting

        We have accounted for the Acquisition in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, whereby the purchase price paid to effect the Acquisition is allocated to state the acquired assets and liabilities at fair value. The Acquisition and the allocation of the purchase price to the opening balance sheet accounts of the successor has been recorded as of the beginning of the first day of our new accounting period (June 1, 2007). The purchase price was approximately $344.1 million (including non-cash management rollover and direct costs). The sources and uses of funds in connection with the Transaction and the partial redemption of our 10.125% Senior Notes are summarized below:

(in millions)
Sources:
Existing 10.125% Senior Notes	$25.0
Floating Rate Notes	230.0
PIK Toggle Notes	230.0
Capitalized leases	7.7
Equity contribution (cash)	239.8
Equity contribution (non-cash)	9.0
Cash on hand	1.4

Total Sources	$742.9

Uses:
Consideration paid (including non-cash consideration of $9.0)	$342.9
Payment of existing debt	309.6
Tender premium and accured interest	18.6
Capitalized leases	7.7
Existing 10.125% Senior Notes	25.0
Buyer fees (including direct costs of $1.2)	30.9
Seller fees	8.2

Total Uses	$742.9

        In connection with the preliminary purchase price allocation, we have engaged independent valuation firms to assist the Company in estimating the fair values of our long-lived and intangible assets, inventories and liabilities based upon assumptions related to the future cash flows, discount rates and asset lives utilizing currently available information. We have recorded preliminary purchase accounting adjustments to increase the carrying value of our property and equipment and inventory, to establish intangible assets for our customer relationships, supply agreement, trade names and trademarks, technology database, non-compete agreements, favorable lease commitments and to revalue our long-term benefit plan obligations, among other things. This allocation of the purchase price is preliminary and subject to our review and finalization.

        Further revisions to the purchase price allocation, including the tax impact of our valuation adjustments and final assessments of the transaction costs, will be made as additional information becomes available and such revisions could be material.

        The purchase price has been preliminarily allocated as follows:

	(in millions)
Cash Consideration:
Paid to shareholders and option holders		$333.9
Direct costs		1.2

		335.1

Non-Cash Consideration		9.0

Total Consideration		$344.1

Net assets acquired at historical cost		$(132.5)
Adjustments to state acquired assets at fair value:
Increase carrying value of inventories	$0.2
Increase carrying value of moveable medical equipment	60.4
Increase in carrying value of property and office equipment	2.3
Write-off of historical goodwill and other intangibles	(59.8)
Record intangible assets acquired:
Customer relationships	87.0
Supply agreement	26.0
Trade names and trademarks	170.0
Technology database	7.0
Non-compete agreements	1.8
Write-off of historical deferred rent credits	2.4
Record favorable lease commitments	0.1
Decrease in long-term pension liability	0.8
Tax impact of valuation adjustments	(113.6)

		184.6

Net assets acquired at fair value		52.1

Excess purchase price recorded as goodwill		$292.0

        Our trade names and trademarks have indefinite lives and are not subject to amortization. Our trade names and trademarks and goodwill will be reviewed at least annually for impairment. Our goodwill is generally not deductible for income tax purposes.

        A condensed balance sheet of the preliminary fair value of the acquired assets and liabilities as of May 31, 2007 follows:

(in millions)
Current assets	$90.7
Property and equipment	231.9
Goodwill	292.0
Other intangible assets	291.8
Other long-term assets	18.4
Current liabilities	(61.4)
Long-term debt	(489.4)
Other long-term liabilities	(125.2)

$248.8

        Total estimated amortization of all Acquisition-related intangible assets during the period from July 1, 2007 through December 31, 2007 and for each of our fiscal years ending December 31, 2008 to 2012 is currently estimated as follows:

(in thousands)
July 1, 2007 to December 31, 2007	$8,068
2008	15,635
2009	14,253
2010	13,021
2011	12,164
2012	10,490
Thereafter	46,824

$120,455

        Pro Forma Financial Information.    The following unaudited pro forma results of operations assume that the Transaction closed on January 1, 2006. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Transaction had actually closed on that date, nor the results that may be obtained in the future.

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
	(in thousands)
Revenue	$65,575	$55,128	$129,124	$113,110
Net loss	$(10,865)	$(6,944)	$(14,141)	$(10,286)

        Included in the determination of pro forma net loss for three and six months ended June 30, 2006 and the three and six months ended June 30, 2007 are pro forma charges for various purchase accounting adjustments. These pro forma adjustments resulted in pro forma decreases to gross margin and higher interest and selling, general and administrative expenses in the three and six months ended June 30, 2006 and the three and six months ended June 30, 2007 primarily from the increase in carrying value of movable medical equipment, property and office equipment and the amortization of intangible assets acquired. Income taxes are provided at the estimated statutory rate.

6.     Acquisition by the Predecessor

        As part of our strategy of growing our Technical and Professional Services segment, we completed the acquisition of customer contracts and other assets of the ICMS division of Intellamed, Inc. ("Intellamed"), located in Bryan, Texas, on April 1, 2007. The purchase price was $14.6 million including direct costs and the assumption of certain liabilities, having taken into account certain adjustments and a holdback. The purchase agreement provided for additional consideration to be paid if certain revenue targets are obtained during the two years following the acquisition. We have not recorded any such additional consideration and will not unless we consider it probable of being paid. We financed this purchase from borrowings under our predecessor Amended Credit Agreement. A condensed balance sheet of the acquired assets and liabilities as of April 1, 2007 is presented below.

(in millions)
Current assets	$0.1
Property and equipment	0.1
Goodwill	2.7
Other intangible assets	13.3
Current liabilities	(1.6)

$14.6

        The above condensed balance sheet amounts were revalued at May 31, 2007 in conjunction with the Transaction (see Note 5).

        Operating results for the acquisition of the ICMS division of Intellamed are included in the Company's Statements of Operations from the date of acquisition. Pro forma results are not presented as this acquisition is not considered material to the Company's financial statements.

7.     Stock-Based Compensation

        Predecessor Stock-Based Compensation.    We recorded non-cash charges for stock-based compensation expense of approximately $8.0 million during the first five months of 2007 in relation to our 2003 Stock Option Plan, $6.7 of which resulted from the accelerated vesting of all outstanding predecessor stock options in connection with the Transaction. During the first six months of 2006 we expensed $0.8 million related to the 2003 Stock Option Plan. In June 2007 we paid $23.9 million to our option holders for their remaining interests related to the 2003 Stock Option Plan.

        Successor Stock-Based Compensation.    On May 31, 2007, and in connection with the Transaction, our Parent's board of directors adopted a new stock option plan ("2007 Stock Option Plan"). The 2007 Stock Option Plan provides for the issuance of 43.9 million nonqualified stock options of our Parent to any of our and Parent's executives, other key employees and to consultants and certain directors of Parent, in each case, who have substantial responsibility for our or our Parent's management and growth. On June 18, 2007 Parent issued 35.9 million options. All issued options were outstanding as of June 30, 2007. The options allow for the purchase of shares of common stock of our Parent at prices equal to the stock's fair market value at the date of grant. Our Parent's compensation committee determined the exercise price by reference to the recent per share valuation of the Parent resulting from the Transaction. The exercise price was approved by Parent's board of directors.

        Options granted have a ten-year contractual term and vest over approximately 5.5 years. The options are comprised of 50% in each of the following categories: (1) options with fixed vesting schedules and (2) options that vest upon the achievement of established performance targets. Upon a sale of Parent or the Company, all of the unvested options with fixed vesting schedules will vest and become exercisable, and the unvested options that vest upon the achievement of established performance targets will vest and become exercisable upon BSMB's achievement of a certain internal rate of return on its investment in the Company, subject to certain conditions. The issued shares purchased by a grantee upon the exercise of such grantee's options will be subject to certain restrictions on transferability as provided in the 2007 Stock Option Plan. Grantees are subject to non-competition, non-solicitation and confidentiality requirements as set forth in their stock option grant agreements.

        Using the Black-Scholes option-pricing model, the per-share fair value of these options was approximately $0.42. In estimating the fair value of the options, the following assumptions were made: Expected option life of 6.5 years; expected volatility of 30.50%; risk-free interest rate of 4.97%; and no dividend yield. Expected volatility is based on an independent valuation of the stock of companies within our peer group. Given the lack of a true comparable company, the peer group consists of selected public health care companies representing our suppliers, customers and competitors within certain product lines. The risk free-interest rate is based on the U.S. Treasury yield curve in effect at the grant date based on the expected option life.

        Although Parent grants stock options, the Company recognizes compensation expense related to these options since the services are performed for its benefit. For the month ended June 30, 2007, we recognized non-cash stock compensation expense of $0.4 million, which is primarily included in selling, general and administrative expenses. At June 30, 2007, unearned non-cash stock-based compensation that we expect to recognize as expense over the next 5.5 years totals approximately $13.3 million, net of our estimated forfeitures of 3.00%.

8.     Related Party Transaction

        In connection with the Transaction, we and BSMB entered into a professional services agreement pursuant to which general advisory and management services are to be provided to us with respect to financial and operating matters. The agreement requires us to pay: (i) an annual fee for ongoing advisory and management services equal to the greater of $500,000 or 0.75% of our Adjusted EBITDA (as defined in the agreement) for the immediately preceding fiscal year, payable in quarterly installments, provided that the annual advisory fee for the fiscal year ending December 31, 2007 shall be $500,000, as adjusted for the partial year; and (ii) a transaction fee in the amount of $10.0 million for services rendered in connection with the Transaction, $3.5 million of which is included in deferred financing costs on the balance sheet and the remaining portion was expensed. The $10.0 million fee was paid at the consummation thereof on May 31, 2007. The professional services agreement provides that BSMB will be reimbursed for its reasonable out-of-pocket expenses in connection with certain activities undertaken pursuant to the agreement and will be indemnified for liabilities incurred in connection with its role under the agreement, other than for liabilities resulting from its gross negligence or willful misconduct. The term of the professional services agreement commenced on May 31, 2007 and will remain in effect unless and until (i) either party notifies the other of its desire to terminate, (ii) we are sold to a third-party purchaser or (iii) we consummate a qualified initial public offering.

        The Parent established the 2007 Stock Option Plan. Compensation expense related to service provided by the Company's employees is recognized in the accompanying Statements of Operations with an offsetting Payable to Parent liability, which is not expected to be settled within the next twelve months.

9.     Long-Term Debt

        Long-term debt consists of the following:

	June 30, 2007 (Successor)	December 31, 2006 (Predecessor)
(in thousands)
PIK Toggle Notes	$230,000	$—
Floating Rate Notes	230,000	—
Senior secured credit facility	12,000	—
10.125% Senior Notes	9,945	260,000
Amended Credit Agreement	—	43,000
Capital lease obligations	7,797	7,191

	489,742	310,191
Less: Current portion of long-term debt	(3,334)	(3,056)

Total long-term debt	$486,408	$307,135

        PIK Toggle Notes.    On May 31, 2007, Merger Sub issued $230.0 million aggregate original principal amount of 8.50% / 9.25% PIK Toggle Notes under the Second Lien Senior Indenture with Wells Fargo Bank, National Association, as trustee (the "Second Lien Senior Indenture"). See "Second Lien Senior Indenture" below. At the closing of the Transaction, as the surviving corporation in the Acquisition, we assumed all the obligations of Merger Sub under the Second Lien Senior Indenture.

        For any interest payment period through June 1, 2011, the Company may, at its option, elect to pay interest on the PIK Toggle Notes entirely in cash ("Cash Interest"), entirely by increasing the principal amount of the outstanding PIK Toggle Notes, by issuing additional PIK Toggle Notes ("PIK Interest") or 50% Cash Interest and 50% PIK Interest. Cash Interest on the PIK Toggle Notes accrues at the rate of 8.50% per annum. PIK Interest on the PIK Toggle Notes accrues at the rate of 9.25%

per annum. After June 1, 2011, the Company is required to make all interest payments on the PIK Toggle Notes entirely as Cash Interest. All PIK Toggle Notes mature on June 1, 2015. Interest on the PIK Toggle Notes is payable semiannually in arrears on each June 1 and December 1, commencing on December 1, 2007.

        We may redeem some or all of the PIK Toggle Notes at any time prior to June 1, 2011, at a price equal to 100% of the principal amount thereof, plus the applicable premium (as defined by the Second Lien Senior Indenture), plus accrued and unpaid interest, if any, to the date of redemption. In addition, on or before June 1, 2010, we may redeem up to 40% of the aggregate principal amount of the PIK Toggle Notes with the net proceeds of certain equity offerings.

        Except as noted above, we cannot redeem the PIK Toggle Notes until June 1, 2011. Thereafter we may redeem some or all of the PIK Toggle Notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest, if any, on the PIK Toggle Notes redeemed, to the applicable redemption date, if redeemed during the twelve-month period beginning on June 1 of the years indicated below, subject to the rights of noteholders:

Year	Percentage
2011	104.250%
2012	102.125%
2013 and thereafter	100.000%

        Upon the occurrence of a change of control, each holder of the PIK Toggle Notes has the right to require the Company to repurchase some or all of such holder's PIK Toggle Notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, and PIK Interest, if any, to the date of purchase.

        Floating Rate Notes.    On May 31, 2007, Merger Sub issued $230.0 million aggregate original principal amount of Floating Rate Notes under the Second Lien Senior Indenture with Wells Fargo Bank, National Association, as trustee. See "Second Lien Senior Indenture" below. Interest on the Floating Rate Notes is reset for each semi-annual interest period and is calculated at the current LIBOR rate plus 3.375%. At June 30, 2007, our LIBOR-based rate was 8.760%, which includes the credit spread noted above. Interest on the Floating Rate Notes is payable semiannually, in arrears, on each June 1 and December 1, commencing on December 1, 2007. At the closing of the Transaction, as the surviving corporation in the Acquisition, we assumed all the obligations of Merger Sub under the Second Lien Senior Indenture. The Floating Rate Notes mature on June 1, 2015.

        We may redeem some or all of the Floating Rate Notes at any time prior to June 1, 2009, at a price equal to 100% of the principal amount thereof, plus the applicable premium (as defined by the Second Lien Senior Indenture), plus accrued and unpaid interest, if any, to the date of redemption. In addition, on or before June 1, 2009, we may redeem up to 40% of the aggregate principal amount of the Floating Rate Notes with the net proceeds of certain equity offerings.

        Except as noted above, we cannot redeem the Floating Rate Notes until June 1, 2009. Thereafter we may redeem some or all of the Floating Rate Notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest, if any, on the Floating Rate Notes redeemed, to the applicable redemption date, if redeemed during the twelve-month period beginning on June 1 of the years indicated below, subject to the rights of noteholders:

Year	Percentage
2009	102.000%
2010	101.000%
2011 and thereafter	100.000%

        Upon the occurrence of a change of control, each holder of the Floating Rate Notes has the right to require the Company to repurchase some or all of such holder's Floating Rate Notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase.

        Interest Rate Swap.    In June 2007 we entered into an interest rate swap agreement for $230.0 million, which has the effect of converting our $230.0 of Floating Rate Notes to fixed interest rates. The effective date for the swap agreement is December 2007, the beginning of the next semi-annual interest rate period; the expiration date is May 2012.

        The interest rate swap agreement qualifies for cash flow hedge accounting under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Both at inception and on an on-going basis we must perform an effectiveness test. In accordance with SFAS 133 the fair value of the swap agreement at June 30, 2007 is included as a cash flow hedge on our balance sheet. The change in fair value was recorded as a component of accumulated other comprehensive loss on our balance sheet since the instrument was determined to be an effective hedge at June 30, 2007. We do not expect any amounts to be reclassified into current earnings in the future due to ineffectiveness.

        As a result of our swap agreement, we expect the effective interest rate on our $230.0 million Floating Rate Notes to be 9.065% from December 2007 through May 2012.

        Second Lien Senior Indenture.    Our PIK Toggle Notes and Floating Rate Notes (collectively, the "Notes") are guaranteed, jointly and severally, on a second priority senior secured basis, by certain of our future domestic subsidiaries. We do not currently have any subsidiaries. The Notes are our second priority senior secured obligations and rank (i) equal in right of payment with all of our existing and future unsecured and unsubordinated indebtedness, and effectively senior to any such unsecured indebtedness to the extent of the value of collateral; (ii) senior in right of payment to all of our and our guarantor's existing and future subordinated indebtedness; (iii) effectively junior to our senior secured credit facility and other obligations that are secured by first priority liens on the collateral securing the Notes or that are secured by a lien on assets that are not part of the collateral securing the Notes, in each case, to the extent of the value of such collateral or assets; and (iv) structurally subordinated to any indebtedness and other liabilities (including trade payables) of any of our future subsidiaries that are not guarantors.

        The Second Lien Senior Indenture governing the Notes contains covenants that limit our and our guarantors' ability, subject to certain definitions and exceptions, and certain of our future subsidiaries' ability to:

  •
  incur additional indebtedness;

  •
  pay cash dividends or distributions on our capital stock or repurchase our capital stock or subordinated debt;

  •
  issue redeemable stock or preferred stock;

  •
  issue stock of subsidiaries;

  •
  make certain investments;

  •
  transfer or sell assets;

  •
  create liens on our assets to secure debt;

  •
  enter into transactions with affiliates; and

  •
  merge or consolidate with another company.

        Senior Secured Credit Facility.    In connection with the Transaction, the Company and Parent entered into a new first lien senior secured asset-based revolving credit facility providing for loans in an amount of up to $135.0 million pursuant to a credit agreement, dated as of May 31, 2007, with a group of financial institutions. The senior secured credit facility is available for working capital and general corporate purposes, including permitted investments, capital expenditures and debt repayments, on a fully revolving basis, subject to the terms and conditions set forth in the credit documents in the form of revolving loans, swing line loans and letters of credit.

        The senior secured credit facility provides financing of up to $135.0 million, subject to a borrowing base calculated on the basis of certain of our eligible accounts receivable, inventory and equipment. As of June 30, 2007, we had $120.7 million of unused borrowing availability under our senior secured credit facility based on a borrowing base of $135.0 million, net of borrowings of $12.0 million and after giving effect to $2.3 million used for letters of credit.

        The senior secured credit facility matures on May 31, 2013. Our obligations under the senior secured credit facility are secured by a first priority security interest in substantially all of our assets, excluding a pledge of our (and our parent company's) stock, any joint ventures and certain other exceptions. Our obligations under the senior secured credit facility are unconditionally guaranteed by our Parent.

        The senior secured credit facility provides that we have the right at any time to request up to $50.0 million of additional commitments, but the lenders are under no obligation to provide any such additional commitments, and any increase in commitments will be subject to customary conditions precedent, such as an absence of any default or events of default. If we were to request any such additional commitments and the existing lenders or new lenders were to agree to provide such commitments, the senior secured credit facility size could be increased to up to $185.0 million, but our ability to borrow would still be limited by the amount of the borrowing base.

        Borrowings under the senior secured credit facility accrue interest at our option:

  •
  At a per annum rate equal to 0.75% above the rate announced from time to time by the agent as the "prime rate" payable quarterly in arrears; or

  •
  At a per annum rate equal to 1.75% above the adjusted LIBOR rate used by the agent.

        At June 30, 2007 we have elected the LIBOR rate option, and our interest rate was 7.07%, which includes the credit spread noted above.

        Overdue principal, interest and other amounts will bear interest at a rate per annum equal to 2% in excess of the applicable interest rate. The applicable margins of the senior secured credit facility will be subject to adjustment based upon leverage ratios. The senior secured credit facility also provides for customary letter of credit fees, closing fees, unused line fees and other fees.

        The senior secured credit facility requires our compliance with various affirmative and negative covenants. Pursuant to the affirmative covenants, we and Parent will, among other things, deliver financial and other information to the agent, provide notice of certain events (including events of default), pay our obligations, maintain our properties, maintain the security interest in the collateral for the benefit of the agent and the lenders and maintain insurance.

        Among other restrictions, and subject to certain definitions and exceptions, the senior secured credit facility restricts our ability to:

  •
  incur indebtedness;

  •
  create or permit liens;

  •
  declare or pay dividends and certain other restricted payments;

  •
  consolidate, merge or recapitalize;

  •
  acquire or sell assets;

  •
  make certain investments, loans or other advances;

  •
  enter into transactions with affiliates;

  •
  change our line of business; and

  •
  enter into hedging transactions.

        The senior secured credit facility also contains a financial covenant that is calculated if our available borrowing capacity is less than $15.0 million for a certain period. Such covenant consists of a minimum ratio of trailing four-quarter EBITDA to cash interest expense, as defined.

        The senior secured credit facility specifies certain events of default, including among others, failure to pay principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, bankruptcy events, certain ERISA-related events, cross-defaults to other material agreements, change of control events, and invalidity of guarantees or security documents. Some events of default will be triggered only after certain cure periods have expired, or will provide for materiality thresholds. If such a default occurs, the lenders under the senior secured credit facility would be entitled to take various actions, including all actions permitted to be taken by a secured creditor and the acceleration of amounts due under the senior secured credit facility.

        10.125% Senior Notes.    The 10.125% Senior Notes ("Senior Notes") mature on November 1, 2011. Interest on the Senior Notes accrues at the rate of 10.125% per annum and is payable semiannually on each May 1 and November 1. The Senior Notes are redeemable, at the Company's option, in whole or in part of, on or after November 1, 2007, at specified redemption prices plus accrued interest to the date of redemption.

        On May 17, 2007, we entered into a supplemental indenture to our Indenture governing our Senior Notes, dated as of October 17, 2003, between the Company and Wells Fargo Bank, National Association, as trustee. The Indenture governs the terms of the Senior Notes. The supplemental indenture amended the Indenture.

        In May 2007, in connection with the Transaction, we tendered for all of our outstanding Senior Notes, pursuant to their terms. On May 31, 2007, $235.0 million of our Senior Notes were purchased. We paid $253.1 million including a call premium of $16.1 million and accrued interest of $2.0 million to complete the purchase. We used proceeds from the issuance of our Notes to redeem a portion of our Senior Notes.

        The amendments set forth in the supplemental indenture (the "Amendments") became operative after the Company purchased all of its Senior Notes validly tendered and not withdrawn pursuant to its tender offer and consent solicitation. As of May 11, 2007, holders of Senior Notes representing an amount greater than a majority of the principal amount of outstanding Senior Notes had validly tendered their Senior Notes and consented to the execution of the supplemental indenture. The Amendments eliminated from the Indenture: (i) requirements to file reports with the Securities and Exchange Commission, (ii) requirements to pay taxes, (iii) limitations on the Company to use defenses against usury; (iv) limitation on restricted payments, (v) limitation on payment of dividends and other payment restrictions affecting subsidiaries, (vi) limitations on incurrence of indebtedness and issuance of preferred stock, (vii) limitations on asset sales and requirements to repurchase the Senior Notes with excess proceeds thereof; (viii) limitations on affiliate transactions, (ix) limitations on liens, (x) limitations on the businesses in which the Company and its subsidiaries may engage, (xi) requirements to preserve corporate existence, (xii) requirements to purchase the Senior Notes upon a change of control, (xiii) limitation on issuance of guarantees of indebtedness, (xiv) limitations on payments for consent from holders of Senior Notes, (xv) limitations on mergers, consolidation and sale of assets with respect to the Company, (xvi) limitations on mergers or consolidation of, or transfer of assets of, guarantors, and (xvii) certain events of default.

        On June 13, 2007 we purchased an additional $15.1 million of our remaining Senior Notes pursuant to their terms. We paid $15.9 million of cash including a call premium of $0.7 million and accrued interest of $0.1 million to complete the purchase.

        The Company has the right to redeem some or all of the remaining $9.9 million of Senior Notes at the redemption prices (expressed as a percentage of principal amount) set forth below, plus accrued and unpaid interest, if any, if redeemed during the twelve-month period beginning on November 1 of the years indicated below, subject to the rights of the noteholders:

Year	Percentage
2007	105.063%
2008	102.531%
2009 and thereafter	100.000%

        Termination of Our Amended Credit Agreement.    In connection with the Transaction, we repaid all outstanding balances and terminated our Amended Credit Agreement.

        Maturities of Long-Term Debt.    At June 30, 2007, maturities of long-term debt during the next five years and thereafter are as follows:

(in thousands)
July 1, 2007 to December 31, 2007	$1,756
2008	2,915
2009	1,850
2010	1,034
2011	10,187
2012	—
Thereafter	472,000

$489,742

10.   Commitments and Contingencies

        The Company, in the ordinary course of business, could be subject to liability claims related to employees and the equipment that it rents and services. Asserted claims are subject to many uncertainties and the outcome of individual matters is not predictable with assurance. While the ultimate resolution of these actions may have an impact on the Company's financial results for a particular reporting period, management believes that any such resolution would not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

11.   Income Taxes

        The components of the Company's overall deferred tax assets and liabilities as of June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007 (Successor)	December 31, 2006 (Predeccessor)
(in thousands)
Deferred tax assets
Accounts receivable	$498	$533
Accrued compensation and pension	4,058	3,807
Inventories	227	314
Other assets	1,683	804
Net operating loss carryforwards	45,913	29,293

Deferred tax assets	52,379	34,751
Valuation allowance	—	(9,945)

Net deferred tax asset	52,379	24,806
Deferred tax liabilities
Accelerated depreciation and amortization	167,316	27,233

Total deferred tax liabiliites	167,316	27,233

Net deferred tax liability	$(114,937)	$(2,427)

        The Company's deferred income taxes are recorded at an effective rate of 39.8%, which is not materially different than the statutory rate.

        We adopted the provisions of FASB Interpretation No 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB No. 109" ("FIN 48"), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

        Based on our evaluation, we have concluded that there are no significant unrecognized tax benefits. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years that remain subject to examination by major tax jurisdictions as of June 30, 2007. We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

        We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In accordance with FIN 48, paragraph 19, the Company has elected to classify interest and penalties as a component of income tax expense.

12.   Segment Information

        Our operating segments consist of Medical Equipment Outsourcing, Technical and Professional Services, and Medical Equipment Sales and Remarketing. Certain operating information for our segments as well as a reconciliation of total Company gross margin to income (loss) before income tax follows:

Medical Equipment Outsourcing
(in thousands)

	Quarter-to-date			Year-to-date
	Month Ended June 30, 2007 (Successor)	Two Months Ended May 31, 2007 (Predecessor)	Three Months Ended June 30, 2006 (Predecessor)	Month Ended June 30, 2007 (Successor)	Five Months Ended May 31, 2007 (Predecessor)	Six Months Ended June 30, 2006 (Predecessor)

Revenues	$16,695	$33,866	$43,157	$16,695	$84,855	$88,718
Cost of revenue	5,916	11,193	14,163	5,916	27,694	27,940
Movable medical equipment depreciation	4,632	8,250	9,171	4,632	18,512	18,200

Gross margin	$6,147	$14,423	$19,823	$6,147	$38,649	$42,578

Technical and Professional Services
(in thousands)

	Quarter-to-date			Year-to-date
	Month Ended June 30, 2007 (Successor)	Two Months Ended May 31, 2007 (Predecessor)	Three Months Ended June 30, 2006 (Predecessor)	Month Ended June 30, 2007 (Successor)	Five Months Ended May 31, 2007 (Predecessor)	Six Months Ended June 30, 2006 (Predecessor)

Revenues	$3,630	$6,748	$7,710	$3,630	$14,800	$15,670
Cost of revenue	2,526	4,801	5,247	2,526	10,124	10,707

Gross margin	$1,104	$1,947	$2,463	$1,104	$4,676	$4,963

Medical Equipment Sales and Remarketing
(in thousands)

	Quarter-to-date			Year-to-date
	Month Ended June 30, 2007 (Successor)	Two Months Ended May 31, 2007 (Predecessor)	Three Months Ended June 30, 2006 (Predecessor)	Month Ended June 30, 2007 (Successor)	Five Months Ended May 31, 2007 (Predecessor)	Six Months Ended June 30, 2006 (Predecessor)

Revenues	$1,277	$3,359	$4,261	$1,277	$7,867	$8,722
Cost of revenue	1,212	2,677	3,259	1,212	6,366	6,436

Gross margin	$65	$682	$1,002	$65	$1,501	$2,286

Total Gross Margin and Reconciliation to Income (Loss) Before Income Taxes
(in thousands)

	Quarter-to-date			Year-to-date
	Month Ended June 30, 2007 (Successor)	Two Months Ended May 31, 2007 (Predecessor)	Three Months Ended June 30, 2006 (Predecessor)	Month Ended June 30, 2007 (Successor)	Five Months Ended May 31, 2007 (Predecessor)	Six Months Ended June 30, 2006 (Predecessor)

Total gross margin	$7,316	$17,052	$23,288	$7,316	$44,826	$49,827
Selling, general and administrative expense	6,604	12,892	15,378	6,604	28,692	30,342
Transaction and related costs	—	26,379	—	—	26,891	—
Interest expense	3,800	5,747	7,887	3,800	13,829	15,704
Loss on extinguishment of debt	1,041	22,396	—	1,041	22,396	—

Income (loss) before income tax	$(4,129)	$(50,362)	$23	$(4,129)	$(46,982)	$3,781

13.   Pension Plan

        The components of net periodic pension costs are as follows:

	Quarter-to-date			Year-to-date
	Month Ended June 30, 2007 (Successor)	Two Months Ended May 31, 2007 (Predecessor)	Three Months Ended June 30, 2006 (Predecessor)	Month Ended June 30, 2007 (Successor)	Five Months Ended May 31, 2007 (Predecessor)	Six Months Ended June 30, 2006 (Predecessor)
			(in thousands)
Interest cost	$85	$168	$240	$85	$421	$487
Expected return on plan assets	(98)	(180)	(253)	(98)	(452)	(505)
Recognized net actuarial loss	—	29	57	—	73	134
Service cost	—	—	—	—	—	—

Total cost	$(13)	$17	$44	$(13)	$42	$116

        In connection with the Acquisition, the obligations and assets related to our pension plan were valued at fair value as of the date of the Acquisition, using a discount rate of 6.15%, as follows:

(in thousands)
Benefit obligations at fair value	$16,902
Assets held by defined benefit pension plan, at fair value	14,603

Excess of benefit obligations over assets	2,299
Less: previously recorded benefit plan obligations recorded by predecessor	(3,061)

Adjustment to benefit plan obligations	$(762)

        Future benefit accruals for all participants were frozen as of December 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following should be read in conjunction with the accompanying financial statements and notes.

BUSINESS OVERVIEW

Our Company

        Universal Hospital Services, Inc. ("we", "our", the "Company", or "UHS") is the leading nationwide provider of medical equipment outsourcing and lifecycle services to the health care industry. Our customers include national, regional and local acute care hospitals, alternate site providers (such as nursing homes and home care providers) and medical equipment manufacturers. Our diverse medical equipment outsourcing customer base includes more than 3,825 acute care hospitals and approximately 3,450 alternate site providers. We also have relationships with more than 200 medical equipment manufacturers and many of the nation's largest group purchasing organizations ("GPOs") and integrated delivery networks ("IDNs"). All of our services leverage our nationwide network of offices and our more than 65 years of experience managing and servicing all aspects of movable medical equipment. Our fees are paid directly by our customers rather than from direct reimbursement from third party payors, such as private insurers or Medicare and Medicaid.

        On May 31, 2007, UHS Holdco, Inc. ("Parent") acquired all of the outstanding capital stock of the Company for approximately $712.0 million in cash less debt, tender premium and accrued interest and capitalized leases. Parent is owned by affiliates of Bear Stearns Merchant Manager III (Cayman), L.P. (together with its investing affiliates, "BSMB") and certain members of our management, whom we collectively refer to as the "equity investors." Parent and Merger Sub, a wholly owned subsidiary of Parent, were corporations formed by BSMB solely for the purpose of completing the Acquisition.

        Before the closing of the Acquisition, the Company initiated a cash tender offer to purchase its $260.0 million outstanding aggregate principal amount of its 10.125% Senior Notes due 2011, which the Company completed for $235.0 million of such notes on May 31, 2007, and Merger Sub issued $230.0 million in aggregate principal amount of its Floating Rate Notes due 2015 and $230.0 million in aggregate principal amount of its PIK Toggle Notes due 2015 (The PIK Toggle Notes and the Floating Rate Notes are collectively referred to as the "Notes"). Concurrently with the closing of the Acquisition, Merger Sub merged with and into the Company, which was the surviving corporation and the Company assumed Merger Sub's obligations with respect to the Notes and related Second Lien Senior Indenture.

        The Agreement and Plan of Merger, dated as of April 15, 2007, by and among the Company, Parent and Merger Sub and related documents resulted in the occurrence of the events outlined in Note 5 in Part I of this Form 10-Q, which we collectively refer to as the "Transaction" or the "Acquisition."

        Although the Company continued as the same legal entity after the Acquisition, the accompanying statements of operations and cash flows present our results of operations and cash flows for the periods preceding the Acquisition ("predecessor") and the periods succeeding the Acquisition ("successor"), respectively.

Technical and Professional Services Segment Medical Equipment Sales and Remarketing Segment	Medical Equipment Outsourcing Segment Technical and Professional Service Segment

        Our operating segments consist of Medical Equipment Outsourcing, Technical and Professional Services and Medical Equipment Sales and Remarketing. We evaluate the performance of our operating segments based on gross margin and gross margin before purchase accounting adjustments. The accounting policies of the individual operating segments are the same as those of the entire Company.

        We present the non-GAAP financial measure gross margin, before purchase accounting adjustments, because we use this measure to monitor and evaluate the performance of our business and believe the presentation of this measure will enhance users' ability to analyze trends in our business and evaluate our performance relative to other companies in our industry.

        We have prepared our discussion of the results of operations for the three and six months ended June 30, 2007 and 2006 by comparing the result of operations of the predecessor for the three months and six months ended June 30, 2006 to the combined amounts obtained by adding the earnings and cash flows for the predecessor two-month and five-month period ending May 31, 2007 and the successor one-month period ending June 30, 2007. Although this combined presentation does not comply with the generally accepted accounting principles ("GAAP"), we believe that it provides a meaningful method of comparison. The GAAP presentation and combined results are presented in the results of operations section of the management's discussion and analysis. The combined operating results have not been prepared on a pro forma basis under applicable regulations and may not reflect the actual results we would have achieved absent the Transaction and may not be predictive of future results from operations.

        All references to the second quarter of 2007 relate to the combined three-month period ended June 30, 2007. All references to the second quarter of 2006 related to the three months ended June 30, 2006 of the predecessor. All references to year-to-date 2007 refer to the combined six-month period ended June 30, 2007. All references to year-to-date 2006 refer to the six months ended June 30, 2006 of the predecessor.

Medical Equipment Outsourcing Segment—Manage & Utilize

        Our flagship business is our Medical Equipment Outsourcing segment, which accounted for $50.6 million, or approximately 77.1%, of our revenues for the second quarter of 2007 and $101.6 million, or approximately 78.6% for the first half of 2007. We own approximately 186,000 pieces of movable medical equipment, primarily in the categories of respiratory therapy, newborn care, critical care, patient monitors, and specialty beds and pressure area management. In our outsourcing programs, we provide our customers with the use of movable medical equipment for patient care use. We perform regular and preventative maintenance on the equipment and retain detailed records for documentation. We are responsible for all repairs, testing and cleaning of the equipment. Our service includes prompt replacement of any non-working equipment and the flexibility to upgrade technology as a customer's product of choice changes. We have three primary outsourcing programs: Supplemental (Peak Needs) Outsourcing; Long-Term Outsourcing; and the Asset Management Partnership Program ("AMPP").

        In March 2007, we entered into an agreement with Stryker Medical ("Stryker"), a division of Stryker Corporation, a major manufacturer of beds, stretchers and support surfaces, to provide their equipment to our customers for rent. Under this exclusive arrangement, Stryker retains ownership of the equipment and we share with Stryker the rental revenues we generate from our customers. Given our scale and rental infrastructure, we believe that other equipment manufacturers may seek to enter into similar arrangements with us in the future enabling additional opportunities for growth with existing as well as new customers.

        We have contracts in place with many of the leading national GPOs for both the acute care and alternate site markets. We also have agreements directly with national acute care and alternate site providers. We expect much of our future growth in this segment to be driven by our customers outsourcing more of their movable medical equipment needs and taking full advantage of our expanded offering of Long-Term Outsourcing agreements and AMPPs.

Technical and Professional Services Segment—Plan & Acquire; Maintain & Repair

        Our Technical and Professional Services segment accounted for $10.4 million, or approximately 15.8%, of our revenues for the second quarter of 2007 and $18.4 million, or approximately 14.3% of our revenues for the first half of 2007. We leverage our more than 65 years of experience and our extensive equipment database in repairing and maintaining medical equipment. We offer a broad range of inspection, preventative maintenance, repair, logistic and consulting services through our team of over 300 technicians and professionals located in our nationwide network of district offices and service centers. Our technical and professional service offerings are less capital intensive than our Medical Equipment Outsourcing segment, and provide a complementary alternative for customers that wish to own their medical equipment, but lack the expertise, funding or scale to perform maintenance, repair and analytical functions. As part of our strategy to grow our Technical and Professional Services segment, we acquired the assets of the ICMS division of Intellamed on April 1, 2007.

Medical Equipment Sales and Remarketing Segment—Redeploy & Remarket

        Our Medical Equipment Sales and Remarketing segment accounted for $4.6 million, or approximately 7.1%, of our revenues for the second quarter of 2007 and $9.1 million, or approximately 7.1% for the first half of 2007. This segment includes three business activities:

        Medical Equipment Remarketing and Disposal.    We are one of the nation's largest buyers and sellers of pre-owned movable medical equipment. We also remarket used medical equipment to hospitals, alternate care providers, veterinarians and equipment brokers. We offer a wide range of equipment from our standard movable medical equipment to diagnostic, ultrasound and x-ray equipment.

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

RESULTS OF OPERATIONS

        The following discussion addresses our financial condition as of June 30, 2007, and the results of operations for the three months and six months ended June 30, 2007, and 2006; and the cash flows for the six months ended June 30, 2007, and 2006. This discussion should be read in conjunction with the financial statements included elsewhere in this Form 10-Q and the Management's Discussion and Analysis of Financial Condition and Results of Operations section included in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

        In connection with the Transaction, the Company incurred significant indebtedness and is highly leveraged. See "Liquidity and Capital Resources." In addition, the purchase price paid in connection with the Acquisition has been preliminarily allocated to state the acquired assets and liabilities at fair value. The preliminary accounting adjustments increased the carrying value our property and equipment and inventory, established intangible assets for our customer relationships, supply agreement, trade names and trademarks, technology database and non-compete agreements and revalued our long-term benefit plan obligations, among other things. Subsequent to the Transaction, interest expense, non-cash depreciation and amortization charges have significantly increased. As a result, our successor financial statements subsequent to the Transaction are not comparable to our predecessor financial statements.

        The following tables provide a summary of selected financial data as a percentage of total revenues and also indicate the percentage increase or decrease of this data over the prior comparable period:

Quarter-to-Date

	Percent of Total Revenues				Percent Increase (Decrease) Three Months Ended June 30, 2006 (Combined) over Three Months Ended June 30, 2006 (Predecessor)
			Three Months Ended June 30,
	One Month Ended June 30, 2007 (Successor)	Two Months Ended May 31, 2007 (Predecessor)
			2007 (Combined)	2006 (Predecessor)

Revenue
Medical equipment outsourcing	77.3%	77.0%	77.1%	78.3%	17.2%
Technical and professional services	16.8	15.4	15.8	14.0	34.6
Medical equipment sales and remarketing	5.9	7.6	7.1	7.7	8.8

Total revenues	100.0%	100.0%	100.0%	100.0%	19.0
Cost of Revenue
Cost of medical equipment outsourcing	27.4	25.5	26.1	25.7	20.8
Cost of technical and professional services	11.7	10.9	11.2	9.5	39.6
Cost of medical equipment sales and remarketing	5.6	6.1	5.9	5.9	19.3
Movable medical equipment depreciation	21.4	18.8	19.6	16.6	40.5

Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	66.1	61.3	62.8	57.7	29.4

Gross margin	33.9	38.7	37.2	42.3	4.6

Selling, general and administrative	30.6	29.3	29.7	27.9	26.8
Transaction and related costs	—	60.0	40.2	—	*

Operating income (loss)	3.3	(50.6)	(32.7)	14.4	*
Interest expense	17.6	13.1	14.6	14.3	21.0
Loss on extinguishment of debt	4.8	50.9	35.7	—	*

Income (loss) before income taxes	(19.1)	(114.6)	(83.0)	0.1	*
Provision (benefit) for income taxes	(7.3)	0.7	(1.9)	0.4	*

Net loss	(11.8)%	(115.3)%	(81.1)%	(0.3)%	*	%

*
Not Meaningful

Year-to-Date

	Percent of Total Revenues				Percent Increase (Decrease) Six Months Ended June 30, 2006 (Combined) over Six Months Ended June 30, 2006 (Predecessor)
			Six Months Ended June 30,
	One Month Ended June 30, 2007 (Successor)	Five Months Ended May 31, 2007 (Predecessor)
			2007 (Combined)	2006 (Predecessor)

Revenue
Medical equipment outsourcing	77.3%	78.9%	78.6%	78.4%	14.5%
Technical and professional services	16.8	13.8	14.3	13.9	17.6
Medical equipment sales and remarketing	5.9	7.3	7.1	7.7	4.8

Total revenues	100.0%	100.0%	100.0%	100.0%	14.2
Cost of Revenue
Cost of medical equipment outsourcing	27.4	25.8	26.0	24.7	20.3
Cost of technical and professional services	11.7	9.4	9.8	9.5	18.1
Cost of medical equipment sales and remarketing	5.6	5.9	5.9	5.7	17.7
Movable medical equipment depreciation	21.4	17.2	17.9	16.1	27.2

Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	66.1	58.3	59.6	56.0	21.6

Gross margin	33.9	41.7	40.4	44.0	4.6

Selling, general and administrative	30.6	26.7	27.3	26.8	16.3
Transaction and related costs	—	25.0	20.8	—	*

Operating income (loss)	3.3	(10.0)	(7.7)	17.2	*
Interest expense	17.6	12.9	13.7	13.9	12.3
Loss on extinguishment of debt	4.8	20.8	18.2	—	*

Income (loss) before income taxes	(19.1)	(43.7)	(39.6)	3.3	*
Provision (benefit) for income taxes	(7.3)	0.5	(0.8)	0.4	*

Net income (loss)	(11.8)%	(44.2)%	(38.8)%	2.9%	*	%

*
Not Meaningful

Comparison of Second Quarter 2007 to Second Quarter 2006

Medical Equipment Outsourcing Segment—Manage & Utilize
(in thousands)

			Three Months Ended June 30,
	Month Ended June 30, 2007 (Successor)	Two Months Ended May 31, 2007 (Predecessor)	2007 (Combined)	2006 (Predecessor)	Change	% Change
Total revenue	$16,695	$33,866	$50,561	$43,157	$7,404	17.2%
Cost of revenue	5,916	11,193	17,109	14,163	2,946	20.8
Movable medical equipment depreciation	4,632	8,250	12,882	9,171	3,711	40.5

Gross margin	$6,147	$14,423	$20,570	$19,823	$747	3.8%

Gross margin %	36.8%	42.6%	40.7%	45.9%
Gross margin	$6,147	$14,423	$20,570	$19,823	$747	3.8%
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of moveable medical equipment	1,510	—	1,510	—	1,510

Gross margin, before purchase accounting adjustments	$7,657	$14,423	$22,080	$19,823	$2,257	11.4%

Gross margin %, before purchase accounting adjustments	45.9%	42.6%	43.7%	45.9%

        Total revenue in the Medical Equipment Outsourcing segment rose $7.4 million, or 17.2%, to $50.6 million in the second quarter of 2007. This increase was driven by organic and competitive takeaway growth in our acute care and AMPP customer base and incremental business from new and existing technology in our fleet.

        Total cost of revenue in the segment rose $2.9 million, or 20.8%, to $17.1 million in the second quarter of 2007. This increase is primarily attributable to higher maintenance expense related to our movable medical equipment, increased labor expense, increased freight expense and other costs associated with increased revenues and a larger movable medical equipment fleet.

        Movable medical equipment depreciation increased $3.7 million, or 40.5%, to $12.9 million in the second quarter of 2007. The increase is primarily attributable to purchase accounting adjustments resulting from the increase in carrying value of our movable medical equipment and an increase in the size of our movable medical equipment fleet. Additionally, in May 2007, we determined that certain pieces of respiratory equipment in our movable medical equipment fleet were impaired as defined by SFAS 144, Accounting for the Disposal of Long-Lived Assets, and we wrote-off all $0.9 million of this equipment's remaining net book value.

        Gross margin percentage for the Medical Equipment Outsourcing segment decreased from 45.9% in the second quarter of 2006 to 40.7% in the second quarter of 2007. This decrease is primarily due to the increased cost of maintenance and depreciation related to our larger movable medical equipment fleet, lower pricing related to new GPO contracts and higher labor costs partially offset by increased revenues. Gross margin percentage, before purchase accounting adjustments decreased from 45.9% in the second quarter of 2006 to 43.7% in the second quarter of 2007. This decrease is primarily due to the increased cost of maintenance and depreciation related to our larger movable medical equipment fleet, lower pricing related to new GPO contracts and higher labor costs partially offset by increased revenues.

Technical and Professional Services Segment—Plan & Acquire; Maintain & Repair
(in thousands)

			Three Months Ended June 30,
	Month Ended June 30, 2007 (Successor)	Two Months Ended May 31, 2007 (Predecessor)	2007 (Combined)	2006 (Predecessor)	Change	% Change
Total revenue	$3,630	$6,748	$10,378	$7,710	$2,668	34.6%
Cost of revenue	2,526	4,801	7,327	5,247	2,080	39.6

Gross margin	$1,104	$1,947	$3,051	$2,463	$588	23.9%

Gross margin %	30.4%	28.9%	29.4%	31.9%
Gross margin	$1,104	$1,947	$3,051	$2,463	$588	23.9%
Purchase accounting adjustments, primarily non-cash charges related to favorable lease commitments	5	—	5	—	5

Gross margin, before purchase accounting adjustments	$1,109	$1,947	$3,056	$2,463	$593	24.1%

Gross margin %, before purchase accounting adjustments	30.5%	28.9%	29.4%	31.9%

        Total revenue in the Technical and Professional Services segment increased $2.7 million, or 34.6% to $10.4 million in the second quarter of 2007 as compared to the same period of 2006. Revenue increases resulted from our acquisition of the assets of the ICMS division of Intellamed on April 1, 2007. Comparable revenues, excluding the Intellamed acquisition, remained relatively flat during the second quarter of 2007 due to continued sales force attention on converting new customers in our Medical Equipment Outsourcing segment, as well as selected contract terminations.

        Total cost of revenue in the segment increased $2.1 million, or 39.6% to $7.3 million in the second quarter of 2007. This increase is primarily attributable to the expenses related to new business from the acquisition of the ICMS division of Intellamed of $1.8 and increased expenses in our resident biomedical programs of $0.3 million.

        Gross margin percentage for the Technical and Professional Services segment decreased from 31.9% in the second quarter of 2006 to 29.4% in the second quarter of 2007. Gross margin percentage decreased primarily as a result of increased expenses in our resident biomedical programs.

Medical Equipment Sales and Remarketing Segment—Redeploy & Remarket
(in thousands)

			Three Months Ended June 30,
	Month Ended June 30, 2007 (Successor)	Two Months Ended May 31, 2007 (Predecessor)	2007 (Combined)	2006 (Predecessor)	Change	% Change
Total revenue	$1,277	$3,359	$4,636	$4,261	$375	8.8%
Cost of revenue	1,212	2,677	3,889	3,259	630	19.3

Gross margin	$65	$682	$747	$1,002	$(255)	(25.4)%

Gross margin %	5.1%	20.3%	16.1%	23.5%
Gross margin	$65	$682	$747	$1,002	$(255)	(25.4)%
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of inventories	143	—	143	—	143

Gross margin, before purchase accounting adjustments	$208	$682	$890	$1,002	$(112)	(11.1)%

Gross margin %, before purchase accounting adjustments	16.3%	20.3%	19.2%	23.5%

        Total revenue in the Medical Equipment Sales and Remarketing segment increased $0.4 million, or 8.8%, to $4.6 million in the second quarter of 2007 as compared to the same period of 2006. Revenue increases resulted primarily from increased new equipment and brokerage sales of $0.7, partially offset by a decrease in disposable sales of $0.2 million and used equipment of $0.1 million. Robust rental demand in the Medical Equipment Outsourcing segment has limited access to equipment for sale.

        Total cost of revenue in the segment increased $0.6 million, or 19.3%, to $3.9 million in the second quarter of 2007. This increase is primarily attributable to the increased cost of new equipment and used equipment of $0.4 and $0.3 million, respectively, partially offset by a decreased cost of disposable sales of $0.1 million. Purchase accounting adjustments, primarily related to the increase in the carrying amount in inventory, resulted in $0.1 million of the increase in the cost of new and used equipment sold.

        Gross margin percentage for the Medical Equipment Sales and Remarketing segment decreased from 23.5% in the second quarter of 2006 to 16.1% in the second quarter of 2007. This decrease is primarily a result of larger individual sales with lower margins and the impact of purchase accounting adjustments. The gross margin percentage before purchase accounting adjustments decreased from 23.5% in the second quarter of 2006 to 19.2% in the second quarter of 2007. Margins and activity in this segment will fluctuate based on the transactional nature of the business.

Selling, General and Administrative, Transaction and Related Costs, Interest Expense and Loss on Extinguishment of Debt
(in thousands)

			Three Months Ended June 30,
	Month Ended June 30, 2007 (Successor)	Two Months Ended May 31, 2007 (Predecessor)	2007 (Combined)	2006 (Predecessor)	Change	% Change
Selling, general and administrative	$6,604	$12,892	$19,496	$15,378	$4,118	26.8%
Transaction and related costs	—	26,379	26,379	—	26,379	*
Interest expense	3,800	5,747	9,547	7,887	1,660	21.0%
Loss on extinguishment of debt	1,041	22,396	23,437	—	23,437	*
*
Not Meaningful

Selling, General and Administrative

        Selling, general and administrative expenses increased $4.1 million, or 26.8%, to $19.5 million for the second quarter of 2007. The increase was primarily due to higher intangible amortization expense (primarily related to purchase accounting adjustments) of $1.7 million, employee related expenses of $1.6 million, stock option expense of $0.7 million, personal property taxes of $0.6 million, and other expense increases of $0.2 million, partially offset by a gain on the sale of our Minneapolis, Minnesota district office of $0.7 million. Selling, general and administrative expenses as a percentage of total revenue for the second quarter of 2007 increased to 29.7% from 27.9% for the same period of 2006.

Transaction and Related Costs

        We incurred $26.4 million of expenses in connection with the Transaction during the second quarter of 2007. These expenses consisted primarily of accounting, legal, investment banking advisory and restructuring expenses totaling $13.2 million, BSMB fees expensed of $6.5 million (see Note 8 to the unaudited financial statements in Part I of this Form 10-Q) and stock-based compensation expense related to the accelerated vesting of options under our 2003 Stock Option Plan of $6.7 million.

Interest Expense

        Interest expense increased $1.7 million, or 21.0%, to $9.5 million for the second quarter of 2007 as compared to the same period of 2006. The increase is due to the increased debt assumed in association with the Transaction, partially offset by a lower average interest rate.

Loss on Extinguishment of Debt

        We incurred $23.4 million of expense related to the purchase of $250.0 million of our 10.125% Senior Notes during the second quarter of 2007. The expense consisted of call premiums of $16.8 million related to our 10.125% Senior Notes and the write-off of $6.6 million of unamortized deferred financing costs related to our 10.125% Senior Notes and Amended Credit Agreement.

Income Taxes

        Income tax expense decreased $1.5 million for the second quarter of 2007 as compared to the same period of 2006. The decrease resulted from the Company moving from a net deferred tax asset position prior to the Transaction, where tax expense related primarily to minimum state taxes due to valuation allowances established for net operating losses not recognized, to a net deferred tax liability position after the Transaction. Management believes the valuation allowance is no longer necessary as we determined that it was more likely than not that the benefits of these deferred tax assets will be realized.

Net Loss

        For the second quarter of 2007, net loss increased $53.0 million to $53.2 million as compared to the same period of 2006. The increase is primarily attributable to Transaction related expenses of $26.4 million, loss on extinguishment of debt expenses of $23.4 million, an increase in selling, general and administrative expenses of $4.1 million and an increase in interest expense of $1.7 million, partially offset by a decrease in our provision for income taxes of $1.5 million and an increased gross margin of $1.1 million.

Comparison of the First Six Months of 2007 to the First Six Months of 2006

Medical Equipment Outsourcing Segment—Manage & Utilize
(in thousands)

			Six Months Ended June 30,
	Month Ended June 30, 2007 (Successor)	Five Months Ended May 31, 2007 (Predecessor)	2007 (Combined)	2006 (Predecessor)	Change	% Change
Total revenue	$16,695	$84,855	$101,550	$88,718	$12,832	14.5%
Cost of revenue	5,916	27,694	33,610	27,940	5,670	20.3
Movable medical equipment depreciation	4,632	18,512	23,144	18,200	4,944	27.2

Gross margin	$6,147	$38,649	$44,796	$42,578	$2,218	5.2%

Gross margin %	36.8%	45.5%	44.1%	48.0%
Gross margin	$6,147	$38,649	$44,796	$42,578	$2,218	5.2%
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of moveable medical equipment	1,510	—	1,510	—	1,510

Gross margin, before purchase accounting adjustments	$7,657	$38,649	$46,306	$42,578	$3,728	8.8%

Gross margin %, before purchase accounting adjustments	45.9%	45.5%	45.6%	48.0%

        Total revenue in the Medical Equipment Outsourcing segment rose $12.8 million, or 14.5%, to $101.6 million in the first six months of 2007. This increase was driven by organic and competitive takeaway growth in our acute care and AMPP customer base and incremental business from new and existing technology in our fleet.

        Total cost of revenue in the segment rose $5.7 million, or 20.3%, to $33.6 million in the first six months of 2007. This increase is primarily attributable to higher maintenance expense related to our movable medical equipment, increased labor expense, increased freight expense and other costs associated with increased revenues and a larger movable medical equipment fleet.

        Movable medical equipment depreciation increased $4.9 million, or 27.2%, to $23.1 million in the first six months of 2007. The increase is primarily attributable to purchase accounting adjustments resulting from the increase in carrying value of our movable medical equipment and an increase in the size of our movable medical equipment fleet. Additionally, in May 2007, we determined that certain pieces of respiratory equipment in our movable medical equipment fleet were impaired as defined by SFAS 144 and we wrote-off all $0.9 million of this equipment's remaining net book value.

        Gross margin percentage for the Medical Equipment Outsourcing segment decreased from 48.0% in the first six months of 2006 to 44.1% in the first six months of 2007. This decrease is primarily due to the increased cost of maintenance and depreciation on our larger movable medical equipment fleet, lower pricing related to new GPO contracts and higher labor costs partially offset by increased revenues. Gross margin percentage, before purchase accounting adjustments, decreased from 48.0% in the first six months of 2006 to 45.6% in the first six months of 2007. This decrease is primarily due to the increased cost of maintenance and depreciation related to our larger movable medical equipment fleet, lower pricing related to new GPO contracts and higher labor costs partially offset by increased revenues.

Technical and Professional Services Segment—Plan & Acquire; Maintain & Repair
(in thousands)

			Six Months Ended June 30,
	Month Ended June 30, 2007 (Successor)	Five Months Ended May 31, 2007 (Predecessor)	2007 (Combined)	2006 (Predecessor)	Change	% Change
Total revenue	$3,630	$14,800	$18,430	$15,670	$2,760	17.6%
Cost of revenue	2,526	10,124	12,650	10,707	1,943	18.1

Gross margin	$1,104	$4,676	$5,780	$4,963	$817	16.5%

Gross margin %	30.4%	31.6%	31.4%	31.7%
Gross margin	$1,104	$4,676	$5,780	$4,963	$817	16.5%
Purchase accounting adjustments, primarily non-cash charges related to favorable lease commitments	5	—	5	—	5

Gross margin, before purchase accounting adjustments	$1,109	$4,676	$5,785	$4,963	$822	16.6%

Gross margin %, before purchase accounting adjustments	30.6%	31.6%	31.4%	31.7%

        Total revenue in the Technical and Professional Services segment increased $2.8 million, or 17.6% to $18.4 million in the first six months of 2007 as compared to the same period of 2006. Revenue increases resulted from our acquisition of the assets of the ICMS division of Intellamed, which occurred on April 1, 2007. Comparable revenues excluding the Intellamed acquisition remained relatively flat during the first six months of 2007 due to increased sales force attention on converting new customers in our Medical Equipment Outsourcing segment, as well as selected contract terminations.

        Total cost of revenue in the segment increased $1.9 million, or 18.1% to $12.7 million in the first six months of 2007. This increase is primarily attributable to increased expenses related to new business from the acquisition of the ICMS division of Intellamed of $1.8 million and other expense increases of $0.1 million.

        Gross margin percentage for the Technical and Professional Services segment decreased slightly from 31.7% in the first six months of 2006 to 31.4% in the first six months of 2007.

Medical Equipment Sales and Remarketing Segment—Redeploy & Remarket
(in thousands)

			Six Months Ended June 30,
	Month Ended June 30, 2007 (Successor)	Five Months Ended May 31, 2007 (Predecessor)	2007 (Combined)	2006 (Predecessor)	Change	% Change
Total revenue	$1,277	$7,867	$9,144	$8,722	$422	4.8%
Cost of revenue	1,212	6,366	7,578	6,436	1,142	17.7

Gross margin	$65	$1,501	$1,566	$2,286	$(720)	(31.5)%

Gross margin %	5.1%	19.1%	17.1%	26.2%
Gross margin	$65	$1,501	$1,566	$2,286	$(720)	(31.5)%
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of inventories	143	—	143	—	143

Gross margin, before purchase accounting adjustments	$208	$1,501	$1,709	$2,286	$(577)	(25.2)%

Gross margin %, before purchase accounting adjustments	16.3%	19.1%	18.7%	26.2%

        Total revenue in the Medical Equipment Sales and Remarketing segment increased $0.4 million, or 4.8%, to $9.1 million in the first six months of 2007 as compared to the same period of 2006. Revenue increases resulted primarily from increased sales of new equipment and brokerage equipment of $1.2 million, partially offset by a decrease in disposable sales of $0.4 million and a decrease in used equipment sales of $0.4 million. Robust rental demand in the Medical Equipment Outsourcing segment has limited access to equipment for sale.

        Total cost of revenue in the segment increased $1.1 million, or 17.7%, to $7.6 million in the first six months of 2007. This increase is primarily attributable to the increased cost of used equipment and new equipment of $0.9 and $0.5 million, respectively, partially offset by a decreased cost of disposable sales of $0.3 million. Purchase accounting adjustments, primarily related to the increase in the carrying amount in inventory, resulted in $0.1 million of the increase in the cost of new and used equipment sold.

        Gross margin percentage for the Medical Equipment Sales and Remarketing segment decreased from 26.2% in the first six months of 2006 to 17.1% in the first six months of 2007. This decrease is primarily a result of larger individual sales with lower margins and the impact of purchase accounting adjustments. Gross margin percentage before purchase accounting adjustments decreased from 26.2% in the first six months of 2006 to 18.7% in the first six months of 2007. Margins and activity in this segment will fluctuate based on the transactional nature of the business.

Selling, General and Administrative, Transaction and Related Costs, Interest Expense and Loss on Extinguishment of Debt
(in thousands)

			Six Months Ended June 30,
		Five Months Ended May 31, 2007 (Predecessor)
	Month Ended June 30, 2007 (Successor)
			2007 (Combined)	2006 (Predecessor)	Change	% Change

Selling, general and administrative	$6,604	$28,692	$35,296	$30,342	$4,954	16.3%
Transaction and related costs	—	26,891	26,891	—	26,891	*
Interest expense	3,800	13,829	17,629	15,704	1,925	12.3%
Loss on extinguishment of debt	1,041	22,396	23,437	—	23,437	*

*
Not Meaningful

Selling, General and Administrative

        Selling, general and administrative expenses increased $5.0 million, or 16.3%, to $35.3 million for the first six months of 2007. The increase was primarily due to higher intangible amortization expense (primarily related to purchase accounting adjustments) of $1.6 million, employee-related expenses of $2.4 million, stock option expense of $0.8 million, personal property taxes of $0.8 million, and other expense increases of $0.1 million, partially offset by a gain on the sale of our Minneapolis, Minnesota district office of $0.7 million. Selling, general and administrative expenses as a percentage of total revenue for the first six months of 2007 increased to 27.3% from 26.8% for the same period of 2006.

Transaction and Related Costs

        We incurred $26.9 million of expenses in connection with the Transaction during the first six months of 2007. These expenses consisted primarily of accounting, legal, investment banking advisory and restructuring expenses totaling $13.7 million, BSMB fee expensed of $6.5 million (see Note 8 to the unaudited financial statements in Part I) and stock-based compensation expense related to the accelerated vesting of options under our 2003 Stock Option Plan of $6.7 million.

Interest Expense

        Interest expense increased $1.9 million, or 12.3%, to $17.6 million for the first six months of 2007 as compared to the same period of 2006. The increase is due to the increased debt assumed in association with the Transaction, partially offset by a lower average interest rate.

Loss on Extinguishment of Debt

        We incurred $23.4 million of expense related to the purchase of $250.0 million of our 10.125% Senior Notes during the first six months of 2007. The expense consisted of a call premium of $16.8 million related to our 10.125% Senior Notes and the write-off of $6.6 million of unamortized deferred financing costs related to our 10.125% Senior Notes and Amended Credit Agreement.

Income Taxes

        Income tax expense decreased $1.5 million for the first six months of 2007 as compared to the same period of 2006. The decrease resulted from the Company moving from a net deferred tax asset position prior to the Transaction, where tax expense related primarily to minimum state taxes due to valuation allowances established for net operating losses not recognized, to a net deferred tax liability position after the Transaction. Management believes the valuation allowance is no longer necessary as we determined that it was more likely than not that the benefits of these deferred tax assets will be realized.

Net Income (Loss)

        For the six months of 2007, net income (loss) decreased $53.4 million to a net loss of $50.0 million as compared to the same period of 2006. The decrease is primarily attributable to Transaction related expenses of $26.9 million, loss on extinguishment of debt expenses of $23.4 million, an increase in selling, general and administrative expenses of $5.0 million and an increase in interest expense of $1.9 million, partially offset by a decrease in our provision for income taxes of $1.5 million and an increased gross margin of $2.3 million.

EBITDA

        Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") for the six months ended June 30, 2007 was a loss of $4.0 million, representing a $45.1 million decrease from $41.1 million for the same period of 2006. This decrease is primarily due to Transaction and related costs of $26.9 million, loss on extinguishment of debt of $23.4 million, higher selling, general and administrative costs, excluding depreciation and amortization, of $3.1 million offsetting revenue growth resulting in an increased gross margin before depreciation of $8.3 million.

        EBITDA is not intended to represent an alternative to operating income or cash flows from operating, financing or investing activities (as determined in accordance with generally accepted accounting principles ("GAAP")) as a measure of performance, and is not representative of funds available for discretionary use due to our financing obligations. EBITDA, as defined by us, may not be calculated consistently among other companies applying similar reporting measures. EBITDA is included because it is a widely accepted financial indicator used by certain investors and financial analysts to assess and compare companies, and a version of EBITDA is an integral part of our debt covenant calculations. Management believes that EBITDA provides an important perspective on our ability to service our long-term obligations, our ability to fund continuing growth, and our ability to continue as a going concern. A reconciliation of operating cash flows to EBITDA is included below:

			Six Months Ended June 30,
	Month Ended June 30, 2007 (Successor)	Five Months Ended May 31, 2007 (Predecessor)	2007 (Combined)	2006 (Predecessor)
(in thousands)
Net cash provided by operating activities	$(26,013)	$34,318	$8,305	$24,823
Changes in operating assets and liabilities	30,249	(27,711)	2,538	2,332
Other and non-cash expenses	(137)	(31,258)	(31,395)	(2,141)
Income tax expense	(1,581)	492	(1,089)	408
Interest expense	3,800	13,829	17,629	15,704

EBITDA	$6,318	$(10,330)	$(4,012)	$41,126

Supplemental Information:
(dollars in thousands)

			Six Months Ended June 30,
	Month Ended June 30, 2007 (Successor)	Five Months Ended May 31, 2007 (Predecessor)	2007 (Combined)	2006 (Predecessor)
EBITDA	$6,318	$(10,330)	$(4,012)	$41,126
Net cash provided by (used in) operating activities	$(26,013)	$34,318	$8,305	$24,823
Net cash used in investing activities	(337,689)	(48,060)	(385,749)	(20,999)
Net cash provided by (used in) financing activities	367,185	13,742	380,927	(3,824)
Movable medical equipment depreciation	4,632	18,512	23,144	18,200
Non-movable medical equipment depreciation	$669	$3,113	$3,782	$2,521
Other operating data:
Movable medical equipment owned (approximate units at end of period)	186,000	185,000	186,000	164,000
Offices (at end of period)	79	79	79	78
Number of outsourcing hospital customers (approximate number at end of period)	3,825	3,800	3,825	3,200
Number of total outsourcing customers (approximate number at end of period)	7,275	7,200	7,275	6,350

SEASONALITY

        Quarterly operating results are typically affected by seasonal factors. Historically, our first and fourth quarters are the strongest, reflecting increased customer utilization during the fall and winter months.

LIQUIDITY AND CAPITAL RESOURCES

        Our principal sources of liquidity are expected to be cash flows from operating activities and borrowings under our senior secured credit facility which matures in May 2013. It is anticipated that our principal uses of liquidity will be to fund capital expenditures related to purchases of movable medical equipment, provide working capital, meet debt service requirements and finance our strategic plans.

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

        Net cash provided by operating activities during the six months ended June 30, 2007, was $8.3 million, compared to $24.8 million in the same period of 2006. This decrease is primarily attributable to transaction and related expenses of $26.9 million. Net cash used in investing activities during the six months ended June 30, 2007, was $385.7 million, compared to $21.0 million in the same period of 2006. This increase was primarily attributable to the Acquisition of Universal Hospital Services, Inc. by Parent and the acquisition of the assets of the ICMS division of Intellamed, resulting in cash outlays of $335.1 and $14.6 million, respectively, and increased purchases of movable medical equipment of $16.4 million to meet customer demand. Net cash provided by financing activities during the six months ended June 30, 2007 was $380.9 million, compared to net cash used in financing activities of $3.8 million in 2006, the primary difference relating to the issuance of $460.0 million of Notes and equity contribution of $239.8 related to the Transaction, partially offset by $266.9 of cash outlays related to the purchase of a portion of our Senior Notes and the net payoff of our Amended Credit Agreement of $43.0 million.

        Based on the level of operating performance expected in 2007, we believe our cash from operations, together with additional borrowings under our Senior Secured Credit Facility, will meet our liquidity needs for the foreseeable future, exclusive of any borrowings that we may make to finance potential acquisitions. However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could be adversely affected. As of June 30, 2007, we had $120.7 million of unused borrowing availability under our senior secured credit facility based on a borrowing base of $135.0 million, net of borrowings of $12.0 million and after giving effect to $2.3 million used for letters of credit. Our levels of borrowing are further restricted by the financial covenants set forth in our senior secured credit facility agreement and the Second Lien Senior Indenture governing our Notes, which covenants are summarized below. As of June 30, 2007, the Company was in compliance with all covenants under the senior secured credit facility.

        Contractual Obligations.    The following is a summary as of June 30, 2007, of our future contractual obligations:

	Payments due by period
Contractual Obligations	Total	July 1, 2007 to December 31, 2007	2008	2009-2010	2011-2012	2013 and beyond
	(in thousands)
Long-term debt obligations	$489,742	$1,756	$2,915	$2,884	$10,187	$472,000
Interest on Senior Notes	4,363	503	1,007	2,014	839	—
Interest on Notes(1)	269,093	19,849	40,400	80,799	80,799	47,246
Operating lease obligations	27,186	3,201	4,771	7,660	5,463	6,091
Purchase obligations	5,786	5,786	—	—	—	—
Pension obligations(2)	—	—	—	—	—	—

Total contractual obligations	$796,170	$31,095	$49,093	$93,357	$97,288	$525,337

Other commercial commitments:
Stand by letter of credit	$2,342	$—	$—	$—	$—	$—

(1)
In June 2007 we entered into an interest rate swap agreement that will be accounted for as a cash flow hedge. The agreement is effective for periods beginning in December 2007 to May 2012. Interest rates through the interest rate swap agreement period were prepared using our expected effective interest rate. Interest rates subsequent to the termination date of the swap agreement have not been included as we cannot reasonably estimate future interest payments (See "Interest Rate Swap" below.)

(2)
We do not have any significant statutory or contractual obligation funding requirements for our qualified non-contributory defined pension plan. We cannot reasonably determine the exact timing or amount of payments to meet any future funding requirements under the plan.

        Financing Structure.    Our major sources of funds are comprised of $230.0 million PIK Toggle Notes, $230.0 million Floating Rate Notes, $135.0 million senior secured credit facility and $9.9 million 10.125% Senior Notes. In connection with the Transaction, we purchased a portion of our 10.125% Senior Notes and terminated our Amended Credit Agreement.

        PIK Toggle Notes.    On May 31, 2007, Merger Sub issued $230.0 million aggregate original principal amount of 8.50% / 9.25% PIK Toggle Notes under the Second Lien Senior Indenture with Wells Fargo Bank, National Association, as trustee. See "Second Lien Senior Indenture" below. At the closing of the Transaction, as the surviving corporation in the Acquisition, we assumed all the obligations of Merger Sub under the Second Lien Senior Indenture.

        For any interest payment period through June 1, 2011, the Company may, at its option, elect to pay Cash Interest, PIK Interest or 50% Cash Interest and 50% PIK Interest. Cash Interest on the PIK Toggle Notes accrues at the rate of 8.50% per annum. PIK Interest on the PIK Toggle Notes accrues at the rate of 9.25% per annum. After June 1, 2011, the Company is required to make all interest payments on the PIK Toggle Notes entirely as Cash Interest. All PIK Toggle Notes mature on June 1, 2015. Interest on the PIK Toggle Notes is payable semiannually in arrears on each June 1 and December 1, commencing on December 1, 2007.

        We may redeem some or all of the PIK Toggle Notes at any time prior to June 1, 2011, at a price equal to 100% of the principal amount thereof, plus the applicable premium (as defined by the Second Lien Senior Indenture), plus accrued and unpaid interest, if any, to the date of redemption. In addition, on or before June 1, 2010, we may redeem up to 40% of the aggregate principal amount of the PIK Toggle Notes with the net proceeds of certain equity offerings.

        Except as noted above, we cannot redeem the PIK Toggle Notes until June 1, 2011. Thereafter we may redeem some or all of the PIK Toggle Notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest, if any, on the PIK Toggle Notes redeemed, to the applicable redemption date, if redeemed during the twelve-month period beginning on June 1 of the years indicated below, subject to the rights of noteholders:

Year	Percentage
2011	104.250%
2012	102.125%
2013 and thereafter	100.000%

        Upon the occurrence of a change of control, each holder of the PIK Toggle Notes has the right to require the Company to repurchase some or all of such holder's PIK Toggle Notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, and PIK Interest, if any, to the date of purchase.

        Floating Rate Notes.    On May 31, 2007, Merger Sub issued $230.0 million aggregate original principal amount of Floating Rate Notes under the Second Lien Senior Indenture with Wells Fargo Bank, National Association, as trustee. See "Second Lien Senior Indenture" below. Interest on the Floating Rate Notes is reset for each semi-annual interest period and is calculated at the current LIBOR rate plus 3.375%. At June 30, 2007, our LIBOR-based rate was 8.760%, which includes the credit spread noted above. Interest on the Floating Rate Notes is payable semiannually, in arrears, on each June 1 and December 1, commencing on December 1, 2007. At the closing of the Transaction, as the surviving corporation in the Acquisition, we assumed all the obligations of Merger Sub under the Second Lien Senior Indenture. The Floating Rate Notes mature on June 1, 2015.

        We may redeem some or all of the Floating Rate Notes at any time prior to June 1, 2009, at a price equal to 100% of the principal amount thereof, plus the applicable premium (as defined by the Second Lien Senior Indenture), plus accrued and unpaid interest, if any, to the date of redemption. In addition, on or before June 1, 2009, we may redeem up to 40% of the aggregate principal amount of the Floating Rate Notes with the net proceeds of certain equity offerings.

        Except as noted above, we cannot redeem the Floating Rate Notes until June 1, 2009. Thereafter we may redeem some or all of the Floating Rate Notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest, if any, on the Floating Rate Notes redeemed, to the applicable redemption date, if redeemed during the twelve-month period beginning on June 1 of the years indicated below, subject to the rights of noteholders:

Year	Percentage
2009	102.000%
2010	101.000%
2011 and thereafter	100.000%

        Upon the occurrence of a change of control each holder of the Floating Rate Notes has the right to require the Company to repurchase some or all of such holder's Floating Rate Notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase.

        Interest Rate Swap.    In June 2007 we entered into an interest rate swap agreement for $230.0 million, which has the effect of converting our $230.0 of Floating Rate Notes to fixed interest rates. The effective date for the swap agreement is December 2007, the beginning of the next semi-annual interest rate period; the expiration date is May 2012.

        The interest rate swap agreement qualifies for cash flow hedge accounting under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Both at inception and on an on-going basis we must perform an effectiveness test. In accordance with SFAS 133, the fair value of the swap agreement at June 30, 2007 is included as a cash flow hedge on our balance sheet. The change in fair value was recorded as a component of accumulated other comprehensive loss on our balance sheet since the instrument was determined to be an effective hedge at June 30, 2007. We do not expect any amounts to be reclassified into current earnings in the future due to ineffectiveness.

        As a result of our swap agreement, we expect the effective interest rate on our $230.0 million Floating Rate Notes to be 9.065% from December 2007 through May 2012.

        Second Lien Senior Indenture.    Our Notes are guaranteed, jointly and severally, on a second priority senior secured basis, by certain of our future domestic subsidiaries. We do not currently have any subsidiaries. The Notes are our second priority senior secured obligations and rank (i) equal in right of payment with all of our existing and future unsecured and unsubordinated indebtedness, and effectively senior to any such unsecured indebtedness to the extent of the value of collateral; (ii) senior in right of payment to all of our and our guarantor's existing and future subordinated indebtedness; (iii) effectively junior to our senior secured credit facility and other obligations that are secured by first priority liens on the collateral securing the Notes or that are secured by a lien on assets that are not part of the collateral securing the Notes, in each case, to the extent of the value of such collateral or assets; and (iv) structurally subordinated to any indebtedness and other liabilities (including trade payables) of any of our future subsidiaries that are not guarantors.

        The Second Lien Senior Indenture governing the Notes contains covenants that limit our and our guarantors' ability, subject to certain definitions and exceptions, and certain of our future subsidiaries' ability to:

  •
  incur additional indebtedness;

  •
  pay cash dividends or distributions on our capital stock or repurchase our capital stock or subordinated debt;

  •
  issue redeemable stock or preferred stock;

  •
  issue stock of subsidiaries;

  •
  make certain investments;

  •
  transfer or sell assets;

  •
  create liens on our assets to secure debt;

  •
  enter into transactions with affiliates; and

  •
  merge or consolidate with another company.

        Senior Secured Credit Facility.    In connection with the Transaction, the Company and Parent entered into a new first lien senior secured asset-based revolving credit facility providing for loans in an amount of up to $135.0 million pursuant to a credit agreement, dated as of May 31, 2007 with a group of financial institutions. The senior secured credit facility is available for working capital and general corporate purposes, including permitted investments, capital expenditures and debt repayments, on a fully revolving basis, subject to the terms and conditions set forth in the credit documents in the form of revolving loans, swing line loans and letters of credit.

        The senior secured credit facility provides financing of up to $135.0 million, subject to a borrowing base calculated on the basis of certain of our eligible accounts receivable, inventory and equipment. As of June 30, 2007, we had $120.7 million of unused borrowing availability under our senior secured credit facility based on a borrowing base of $135.0 million, net of borrowings of $12.0 million and after giving effect to $2.3 million used for letters of credit.

        The senior secured credit facility matures on May 31, 2013. Our obligations under the senior secured credit facility are secured by a first priority security interest in substantially all of our assets, excluding a pledge of our (and our Parent's) stock, any joint ventures and certain other exceptions. Our obligations under the senior secured credit facility are unconditionally guaranteed by our Parent.

        The senior secured credit facility provides that we have the right at any time to request up to $50.0 million of additional commitments, but the lenders are under no obligation to provide any such additional commitments, and any increase in commitments will be subject to customary conditions precedent, such as an absence of any default or events of default. If we were to request any such additional commitments and the existing lenders or new lenders were to agree to provide such commitments, the senior secured credit facility size could be increased to up to $185.0 million, but our ability to borrow would still be limited by the amount of the borrowing base.

        Borrowings under the senior secured credit facility accrue interest at our option:

  •
  At a per annum rate equal to 0.75% above the rate announced from time to time by the agent as the "prime rate" payable quarterly in arrears; or

  •
  At a per annum rate equal to 1.75% above the adjusted LIBOR rate used by the agent.

        At June 30, 2007 we have elected the LIBOR rate option, and our interest rate was 7.07%, which includes the credit spread noted above.

        Overdue principal, interest and other amounts will bear interest at a rate per annum equal to 2% in excess of the applicable interest rate. The applicable margins of the senior secured credit facility will be subject to adjustment based upon leverage ratios. The senior secured credit facility also provides for customary letter of credit fees, closing fees, unused line fees and other fees.

        The senior secured credit facility requires our compliance with various affirmative and negative covenants. Pursuant to the affirmative covenants, we and Parent will, among other things, deliver financial and other information to the agent, provide notice of certain events (including events of default), pay our obligations, maintain our properties, maintain the security interest in the collateral for the benefit of the agent and the lenders and maintain insurance.

        Among other restrictions, and subject to certain definitions and exceptions, the senior secured credit facility restricts our ability to:

  •
  incur indebtedness;

  •
  create or permit liens;

  •
  declare or pay dividends and certain other restricted payments;

  •
  consolidate, merge or recapitalize;

  •
  acquire or sell assets;

  •
  make certain investments, loans or other advances;

  •
  enter into transactions with affiliates;

  •
  change our line of business; and

  •
  enter into hedging transactions.

        The senior secured credit facility also contains a financial covenant that is calculated if our available borrowing capacity is less than $15.0 million for a certain period. Such covenant consists of a minimum ratio of trailing four-quarter EBITDA to cash interest expense, as defined.

        The senior secured credit facility specifies certain events of default, including among others, failure to pay principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, bankruptcy events, certain ERISA-related events, cross-defaults to other material agreements, change of control events, and invalidity of guarantees or security documents. Some events of default will be triggered only after certain cure periods have expired, or will provide for materiality thresholds. If such a default occurs, the lenders under the senior secured credit facility would be entitled to take various actions, including all actions permitted to be taken by a secured creditor and the acceleration of amounts due under the senior secured credit facility.

        10.125% Senior Notes.    The Senior Notes Senior Notes mature on November 1, 2011. Interest on the Senior Notes accrues at the rate of 10.125% per annum and is payable semiannually on each May 1 and November 1. The Senior Notes are redeemable, at the Company's option, in whole or in part of, on or after November 1, 2007, at specified redemption prices plus accrued interest to the date of redemption.

        On May 17, 2007, we entered into a supplemental indenture to our Indenture governing our Senior Notes, dated as of October 17, 2003, between the Company and Wells Fargo Bank, National Association, as trustee. The Indenture governs the terms of the Senior Notes. The supplemental indenture amended the Indenture.

        In May 2007, in connection with the Transaction, we tendered for all of our outstanding Senior Notes, pursuant to their terms. On May 31, 2007, $235.0 million of our Senior Notes were purchased. We paid $253.1 million including a call premium of $16.1 million and accrued interest of $2.0 million to complete the purchase. We used proceeds from the issuance of our Notes to redeem a portion of our Senior Notes.

        The amendments set forth in the supplemental indenture (the "Amendments") became operative after the Company purchased all of its Senior Notes validly tendered and not withdrawn pursuant to its tender offer and consent solicitation. As of May 11, 2007, holders of Senior Notes representing an amount greater than a majority of the principal amount of outstanding Senior Notes had validly tendered their Senior Notes and consented to the execution of the supplemental indenture. The Amendments eliminated from the Indenture: (i) requirements to file reports with the Securities and Exchange Commission, (ii) requirements to pay taxes, (iii) limitations on the Company to use defenses against usury; (iv) limitation on restricted payments, (v) limitation on payment of dividends and other payment restrictions affecting subsidiaries, (vi) limitations on incurrence of indebtedness and issuance of preferred stock, (vii) limitations on asset sales and requirements to repurchase the Senior Notes with excess proceeds thereof; (viii) limitations on affiliate transactions, (ix) limitations on liens, (x) limitations on the businesses in which the Company and its subsidiaries may engage, (xi) requirements to preserve corporate existence, (xii) requirements to purchase the Senior Notes upon a change of control, (xiii) limitation on issuance of guarantees of indebtedness, (xiv) limitations on payments for consent from holders of Senior Notes, (xv) limitations on mergers, consolidation and sale of assets with respect to the Company, (xvi) limitations on mergers or consolidation of, or transfer of assets of, guarantors, and (xvii) certain events of default.

        On June 13, 2007 we purchased an additional $15.1 million of our remaining Senior Notes pursuant to their terms. We paid $15.9 million of cash including a call premium of $0.7 million and accrued interest of $0.1 million to complete the purchase.

        The Company has the right to redeem some or all of the remaining $9.9 million of Senior Notes at the redemption prices (expressed as a percentage of principal amount) set forth below, plus accrued and unpaid interest, if any, if redeemed during the twelve-month period beginning on November 1 of the years indicated below, subject to the rights of the noteholders:

Year	Percentage
2007	105.063%
2008	102.531%
2009 and thereafter	100.000%

        Termination of Our Amended Credit Agreement.    In connection with the Transaction, we repaid all outstanding balances and terminated our Amended Credit Agreement.

RECENT ACCOUNTING PRONOUNCEMENTS

        In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this statement, but believe the adoption of SFAS 159 will not have a material impact on our financial position or results of operations.

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

        Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995:    We believe statements in this quarterly report looking forward in time involve risks and uncertainties. The following factors, among others, could adversely affect our business, operations and financial condition causing our actual results to differ materially from those expressed in any forward-looking statements: our history of net losses and substantial interest expense; our need for substantial cash to operate and expand our business as planned; our substantial outstanding debt and debt service obligations; restrictions imposed by the terms of our debt; a decrease in the number of patients our customers are serving; our ability to effect change in the manner in which healthcare providers traditionally procure medical equipment; the absence of long-term commitments with customers; our ability to renew contracts with GPOs and IDNs; changes in reimbursement rates and policies by third-party payors; the impact of health care reform initiatives; the impact of significant regulation of the health care industry and the need to comply with those regulations; difficulties or delays in our continued expansion into certain of our businesses/geographic markets and developments of new businesses/geographic markets; additional credit risks in increasing business with home care providers and nursing homes; impacts of equipment product recalls or obsolescence; and increases in vendor costs that cannot be passed through to our customers. See the risk factors discussed under Part II, Item 1A of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        Our primary exposure to market risk is interest rate risk associated with our debt. We use both fixed and variable rate debt as sources of financing. At June 30, 2007, we had approximately $489.7 million of total debt outstanding. After taking into account the effect of our swap agreement, $12.0 million was bearing interest at variable rates averaging approximately 7.1%; a one percentage point change in interest rates on our variable rate debt would have resulted in annual interest expense fluctuating approximately $0.1 million.

        In June 2007 we entered into an interest rate swap agreement for $230.0 million, which has the effect of converting our $230.0 of Floating Rate Notes to fixed interest rates. The effective date for the swap agreement is December 2007, the beginning of the next semi-annual interest rate period; the expiration date is May 2012.

        The interest rate swap agreement qualifies for cash flow hedge accounting under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Both at inception and on an on-going basis we must perform an effectiveness test. In accordance with SFAS 133 the fair value of the swap agreement at June 30, 2007 is included as a cash flow hedge on our balance sheet. The change in fair value was recorded as a component of accumulated other comprehensive loss on our balance sheet since the instrument was determined to be an effective hedge at June 30, 2007. We do not expect any amounts to be reclassified into current earnings in the future due to ineffectiveness.

        As a result of our swap agreement, we expect the effective interest rate on our $230.0 million Floating Rate Notes to be 9.065% from December 2007 through May 2012.

        As of June 30, 2007 we have no other material exposure to market risk.

Item 4. Controls and Procedures

  (a)
  Evaluation of disclosure controls and procedures.

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act")). Based upon that evaluation, our Chief

Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

  (b)
  Changes in internal control over financial reporting.

        During the first six months of 2007, there has been no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        From time to time, we may become involved in litigation arising out of operations in the normal course of business. As of June 30, 2007, we were not a party to any pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results, financial position, or cash flows.

Item 1A. Risk Factors

        Our business faces many risks. Any of the risks discussed below, elsewhere in this Form 10-Q or our other filings with the SEC, including our risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006, could have a material impact on our business, financial condition or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under the Notes.

        We have a significant amount of indebtedness which could have important consequences. For example, it could:

  •
  make it more difficult for us to satisfy our debt obligations;

  •
  increase our vulnerability to general adverse economic, industry and competitive conditions;

  •
  require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

  •
  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

  •
  place us at a competitive disadvantage compared to our competitors that have less debt;

  •
  limit our ability to borrow additional funds;

  •
  limit our ability to make investments in technology and infrastructure improvements; and

  •
  limit our ability to make significant acquisitions.

        Our ability to satisfy our debt obligations will depend on our future operating performance. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business may not continue to generate sufficient cash flow from operations and future borrowings may not be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If we are unable to make our interest payments or to repay our debt at maturity, we may have to obtain alternative financing, which may not be available to us.

If the patient census of our customers decreases, the revenues generated by our business could decrease.

        Our operating results are dependent in part upon the amount and types of equipment necessary to service our customers' needs, which are heavily influenced by the total number of patients our customers are serving at any time (which we refer to as "patient census"). At times of lower patient census, our customers have a decreased need for our services on a supplemental or peak needs basis. Our operating results can vary depending on, for example, the timing and severity of the cold and flu season, local, regional or national epidemics, and the impact of national catastrophes, as well as other factors affecting patient census.

If we are unable to fund our significant cash needs, we may be unable to expand our business as planned or to service our debt.

        We require substantial cash to operate our Medical Equipment Outsourcing programs and service our debt. Our outsourcing programs require us to invest a significant amount of cash in medical equipment purchases. To the extent that such expenditures cannot be funded from our operating cash flow, borrowings under our new senior secured credit facility or other financing sources, we may not be able to grow as currently planned. We currently expect that over the next twelve months we will invest approximately $60.0 million in new and used medical equipment and other capital expenditures. This estimate is subject to numerous assumptions, including revenue growth, the number of AMPP signings, and any significant changes in GPO contracts. In addition, a substantial portion of our cash flow from operations must be dedicated to servicing our debt and there are significant restrictions on our ability to incur additional indebtedness under the Second Lien Senior Indenture governing the Notes and the credit agreement governing our senior secured credit facility.

        Primarily because of our debt service obligations and debt refinancing charges, we have had a history of net losses. If we consistently incur net losses, it could result in our inability to finance our business in the future. We had net income of $0.1 million in 2006, and net losses of $1.6 million and $3.6 million for the years ended 2005 and 2004, respectively. Our ability to use our United States federal income tax net operating loss carryforwards to offset our future taxable income may be limited. If we are limited in our ability to use our net operating loss carryforwards in future years in which we have taxable income, we will pay more current taxes than if we were able to utilize our net operating loss carryforwards without limitation, which could harm our results of operations and liquidity.

If we are unable to change the manner in which health care providers traditionally procure medical equipment, we may not be able to achieve significant revenue growth.

        We believe that the strongest competition to our outsourcing programs is the traditional purchase or lease alternative for obtaining medical equipment. Currently, many acute care hospitals and alternate site providers view outsourcing primarily as a means of meeting short-term or peak supplemental needs, rather than as a long-term, effective and cost efficient alternative to purchasing or leasing equipment. Many health care providers may continue to purchase or lease a substantial portion of their medical equipment and to manage and maintain it on their own.

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

        We purchased medical equipment from over 165 manufacturers in 2006. Our ten largest manufacturers of medical equipment accounted for approximately 62% of our direct medical equipment purchases in 2006. Adverse developments concerning key suppliers or our relationships with them could force us to seek alternative sources for our medical equipment or to purchase such equipment on unfavorable terms. A delay in procuring equipment or an increase in the cost to purchase equipment could limit our ability to provide equipment to our customers on a timely and cost-effective basis. If we are unable to have access to parts or if manufacturers do not provide access to equipment manuals or training, we may not be able to provide certain technical and professional services.

A substantial portion of our revenues comes from customers with whom we do not have long-term commitments, and cancellations by or disputes with customers could decrease the amount of revenues we generate, thereby reducing our ability to operate and expand our business.

        For the year ended December 31, 2006, approximately 61% of our outsourcing revenue was derived from customers or customers affiliated with a GPO with whom we have contractual commitments. The source of the remaining 39% of revenue was from customers with no such contractual commitment. Our customers are generally not obligated to outsource our equipment under long-term commitments. In addition, many of our customers do not sign written agreements with us fixing the rights and obligations of the parties regarding matters such as billing, liability, warranty or use. Therefore, we face risks such as fluctuations in usage, inaccurate or false reporting of usage by customers and disputes over liabilities related to equipment use. We do not have written agreements with some of our AMPP customers for which we provide a substantial portion of the movable medical equipment that they use and provide substantial staffing resources. These arrangements could be terminated by the health care customer without notice or payment of any termination fee. A large number of such terminations may adversely affect our ability to generate revenue growth and sufficient cash flows to support our growth plans.

If we are unable to renew our contracts with GPOs or IDNs, we may lose existing customers, thereby reducing the amount of revenues we generate.

        Our past revenue growth and our strategy for future growth depends, in part, on access to the new customers granted by our major contracts with GPOs and IDNs. In the past, we have been able to renew such contracts when they are up for renewal. If we are unable to renew our current GPO or IDN contracts, we may lose a portion of existing business with the customers who are members of such GPOs and IDNs.

Although we do not manufacture any medical equipment, our business entails the risk of claims related to the medical equipment that we outsource and service. We may not have adequate insurance to cover a claim, and it may be more expensive or difficult for us to obtain adequate insurance in the future.

        We may be liable for claims related to the use of our medical equipment or to our maintenance or repair of a customer's medical equipment. Any such claims, if made and upheld, could make our business more expensive to operate and therefore less profitable. We may be subject to claims exceeding our insurance coverage or we may not be able to continue to obtain liability insurance at acceptable levels of cost and coverage. If we are found liable for any significant claims that are not covered by insurance, our liquidity and operating results could be materially adversely affected. In addition, litigation relating to a claim could adversely affect our existing and potential customer relationships, create adverse public relations and divert management's time and resources from the operation of the business.

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

  •
  diversion of management's time and resources from existing operations;

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

        Our results of operations have been and can be expected to be subject to quarterly fluctuations. We may experience increased revenues in the first and fourth quarters of the year, depending upon the timing and severity of the cold and flu season and the related increased hospital census and medical equipment usage during that season. Because a significant portion of our expenses are relatively fixed over these periods, our operating income as a percentage of revenue tends to increase during the first and fourth quarter of each year. If the cold and flu season is delayed by as little as one month, or is less severe than in prior periods, our quarterly operating results for a current period can vary significantly from prior periods. Our quarterly results can also fluctuate as a result of other factors such as the timing of acquisitions, new AMPP agreements or new office openings.

Changes in reimbursement rates and policies by third-party payors for health care items and services may reduce the rates that providers can pay for our services, thereby requiring us to reduce our rates or putting our ability to collect payments at risk.

        Our health care provider customers that pay us directly for the services we provide to them rely on reimbursement from third-party payors for a substantial portion of their operating revenue. These third-party payors include both governmental payors such as Medicare and Medicaid and private payors such as insurance companies and managed care organizations. There are widespread efforts to control health care costs in the United States by all of these payor groups. These cost containment initiatives include reimbursement policies based on fixed rates for a particular patient treatment that are unrelated to the providers' actual costs and requiring health care providers to provide services on a discounted basis. Consequently, these reimbursement policies have a direct effect on health care providers' ability to pay us for our services and an indirect effect on our level of charges. Ongoing concerns about rising health care costs may cause more restrictive reimbursement policies to be implemented in the future. Restrictions on the amounts or manner of reimbursements to health care providers may affect the financial strength of our customers and amount our customers are able to pay for our services.

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

Our customers operate in a highly regulated environment. Regulations affecting them could cause us to incur additional expenses associated with compliance and licensing. We could be assessed fines and face possible exclusion from participation in state and federal health care programs if we violate laws or regulations applicable to our business.

        The health care industry is required to comply with extensive and complex laws and regulations at the federal, state and local government levels. While the majority of these regulations do not directly apply to us, there are some that do, including the Food, Drug and Cosmetic Act ("FDCA") and certain state pharmaceutical licensing requirements. Although we believe we are in compliance with the FDCA, if the Food and Drug Administration ("FDA") expands the reporting requirements under the

FDCA, we may be required to comply with the expanded requirements and may incur substantial additional expenses in doing so. With respect to state requirements, we currently maintain 33 licenses, permits and registrations in 15 states and may be required to obtain additional licenses, permits and registrations as state requirements change. Our failure to possess such licenses for our existing operations may subject us to certain additional expenses.

        In addition to the FDCA and state licensing requirements, we are impacted by federal and state laws and regulations aimed at protecting the privacy of individually identifiable health information and detecting and preventing fraud, abuse and waste with respect to federal and state health care programs. Many of our customers require us to abide by their policies relating to patient privacy, state and federal anti-kickback acts, and state and federal false claim acts and whistleblower protections.

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

Although we do not manufacture any medical equipment, we own a large fleet of medical equipment, which may be subject to equipment recalls or obsolescence.

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

We depend heavily on key management personnel and the departure of one or more of our key executives or a significant portion of our local hospital management personnel could harm our business.

        The expertise and efforts of our senior executives and key members of our local hospital management personnel are critical to the success of our business. The loss of the services of one or more of our senior executives or of a significant portion of our local hospital management personnel could significantly undermine our management expertise and our ability to provide efficient, quality health care services at our facilities, which could harm our business.

Any failure of our management information systems could harm our business and results of operations.

        We depend on our management information systems to actively manage our medical equipment fleet, control capital spending and provide fleet information, including rental history, condition and availability of our medical equipment. These functions enhance our ability to optimize fleet utilization and redeployment. The inability of our management information systems to operate as we anticipate could damage our reputation with our customers, disrupt our business or result in, among other things, decreased revenues and increased overhead costs. Any such failure could harm our business and results of operations.

To comply with the Sarbanes-Oxley Act of 2002, we could incur significant costs without assurance that the internal control procedures we implement will be effective.

        We are required to comply with, among other things, the internal control over financial reporting procedures required by Section 404 of the Sarbanes-Oxley Act of 2002. These procedures require us to have and maintain effective internal controls over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements. On an annual basis, our management is required to assess the effectiveness of our internal controls over financial reporting, and our independent auditor is required to attest to, and report on, management's assessment. We may not be able to complete the work necessary for our management to evaluate our controls and prepare its assessment in a timely manner. The assessment could result in the discovery of one or more material weaknesses in internal controls over financial reporting and result in our management being unable to conclude that our internal controls over financial reporting are effective.

The interests of our principal equity holder may not be aligned with the interests of the holders of the Notes.

        BSMB beneficially owns securities representing approximately 96% of the voting equity interests of Parent, and therefore indirectly controls our affairs and policies. Circumstances may occur in which the interests of our principal equity holder could be in conflict with the interests of the holders of the Notes. In addition, our principal equity holder may have an interest in pursuing acquisitions, divestitures, capital expenditures or other transactions that, in its judgment, could enhance its equity investment, even though these transactions might involve risks to the holders of the Notes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Successor

        As a result of the Transaction we issued 1,000 shares of common stock to Parent. The funds were used to complete the Transaction (see Note 5 to the unaudited financial statements in Part I of this Form 10-Q).

Predecessor

        On April 11, 2007, pursuant to the exercise of outstanding options, we sold 11,666 shares of common stock to a departing employee in the amount of $13,999.20.

        The sale was completed pursuant to the exemption from registration provided under Rule 701 of the regulations of the Securities Act of 1933, as amended. The proceeds from the sale were added to our general funds and used for general corporate purposes.

Item 3. Defaults upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

  •
  The April 15, 2007 Agreement and Plan of Merger by and among the Company, Parent, Merger Sub and stockholder representative J.W. Childs Equity Partners III, L.P. was approved.

  •
  Amendment to the Agreement and Plan of Merger was approved.

  •
  Payment to Gary D. Blackford, Rex T. Clevenger, Joseph P. Schiesl, Timothy W. Kuck, Walter T. Chesley and David G. Lawson of waived payments that had they not been waived could have required such employees to pay excise tax and prevented the Company from taking a tax deduction with respect to all or a portion of such payments was approved.

Item 5. Other Information

        Not applicable.

Item 6. Exhibits

Number	Description
2.1	Agreement and Plan of Merger, dated as of April 15, 2007, by and among UHS Holdco, Inc., UHS Merger Sub, Inc., Universal Hospital Services, Inc. and J.W. Childs Equity Partners III, L.P., as representative.*
3.1	Amended and Restated Certificate of Incorporation of Universal Hospital Services, Inc.
3.2	Amended and Restated By-laws of Universal Hospital Services, Inc.
4.1
Indenture, dated as of May 31, 2007, relating to the Second Lien Senior Secured Floating Rate Notes due 2015 and the 8.50%/9.25% Second Lien Senior Secured PIK Toggle Notes due 2015, between UHS Merger Sub, Inc. and Wells Fargo Bank, National Association, as trustee.
4.2
Supplemental Indenture, dated as of May 31, 2007, relating to the Second Lien Senior Secured Floating Rate Notes due 2015 and the 8.50%/9.25% Second Lien Senior Secured PIK Toggle Notes due 2015, between Universal Hospital Services, Inc. and Wells Fargo Bank, National Association, as trustee.
4.3	First Supplemental Indenture, dated as of May 16, 2007, relating to the 10.125% Senior Notes due 2011, between Universal Hospital Services, Inc. and Wells Fargo Bank, National Association, as trustee.
4.4	Registration Rights Agreement, dated as of May 31, 2007, among UHS Merger Sub, Inc. and the initial purchasers named therein.
4.5	Joinder to Registration Rights Agreement, dated as of May 31, 2007, among Universal Hospital Services, Inc. and the initial purchasers named therein.
4.6	Form of Second Lien Senior Secured Floating Rate Note due 2015 (included in Exhibit 4.1).
4.7	Form of 8.50% / 9.25% Second Lien Senior Secured PIK Toggle Note due 2015 (included in Exhibit 4.1).
10.1
Credit Agreement, dated as of May 31, 2007, among UHS Merger Sub, Inc., Universal Hospital Services, Inc., UHS Holdco, Inc., the lenders party thereto, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc. ("ML Capital"), as administrative agent, Bank of America, N.A., as documentation agent, and ML Capital, Bear, Stearns & Co. Inc. and Wachovia Capital Markets, LLC, as joint lead arrangers and joint bookrunners.
10.2	Guaranty, dated as of May 31, 2007, among UHS Holdco, Inc. and the secured parties named therein.

10.3	First Lien Security Agreement, dated May 31, 2007, among UHS Merger Sub, Inc., Universal Hospital Services, Inc. and ML Capital, as collateral agent.
10.4	Trademark Security Agreement, dated May 31, 2007, among UHS Merger Sub, Inc., Universal Hospital Services, Inc., UHS Holdco, Inc. and ML Capital, as collateral agent.
10.5	Second Lien Security Agreement, dated May 31, 2007, among UHS Merger Sub, Inc., Universal Hospital Services, Inc. and Wells Fargo Bank, National Association, as collateral agent.
10.6
Second Lien Trademark Security Agreement, dated May 31, 2007, among UHS Merger Sub, Inc., Universal Hospital Services, Inc., UHS Holdco, Inc. and Wells Fargo Bank, National Association, as collateral agent.
10.7
Second Lien Copyright Security Agreement, dated May 31, 2007, among UHS Merger Sub, Inc., Universal Hospital Services, Inc., UHS Holdco, Inc. and Wells Fargo Bank, National Association, as collateral agent.
10.8
Second Lien Patent Security Agreement, dated May 31, 2007, among UHS Merger Sub, Inc., Universal Hospital Services, Inc., UHS Holdco, Inc. and Wells Fargo Bank, National Association, as collateral agent.
10.9
Securityholders Agreement, dated as of May 31, 2007, by and among UHS Holdco, Inc., BSMB/UHS L.P. and BSMB/UHS Co-Investment Partners, L.P., Gary D. Blackford and Kathy Blackford, and each of the other persons listed therein.
10.10	Professional Services Agreement, dated as of May 31, 2007, by and between Universal Hospital Services, Inc. and Bear Stearns Merchant Manager III (Cayman), L.P.
10.11	Employment Agreement, dated as of May 31, 2007, between Universal Hospital Services, Inc. and Gary D. Blackford.†
10.12	Letter Agreement, dated July 27, 2007, between Universal Hospital Services, Inc. and Gary D. Blackford.†
10.13	Employment Agreement, dated as of May 31, 2007, between Universal Hospital Services, Inc. and Rex T. Clevenger.†
10.14	Letter Agreement, dated July 27, 2007, between Universal Hospital Services, Inc. and Rex T. Clevenger.†
10.15	Employment Agreement, dated as of July 17, 2007, between Universal Hospital Services, Inc. and Walter T. Chesley.†
10.16	Executive Severance Pay Plan, dated June 1, 2007.†
10.17	Stock Option Plan of UHS Holdco, Inc.†
10.18	Form of Option Agreement with UHS Holdco, Inc.†
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Gary D. Blackford Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Rex T. Clevenger Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Previously filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007.

†    Management contracts or compensatory plans or arrangements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2007

Universal Hospital Services, Inc.
By	/s/ GARY D. BLACKFORD Gary D. Blackford, Chairman of the Board and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)
By	/s/ REX T. CLEVENGER Rex T. Clevenger, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

QuickLinks

  PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements—Unaudited
Universal Hospital Services, Inc. Balance Sheets (in thousands, except share and per share information) (unaudited)
Universal Hospital Services, Inc. Statements of Operations (in thousands) (unaudited)
Universal Hospital Services, Inc. Statements of Operations (in thousands) (unaudited)
Universal Hospital Services, Inc. Statements of Cash Flows (in thousands) (unaudited)
Universal Hospital Services, Inc. NOTES TO UNAUDITED QUARTERLY FINANCIAL STATEMENTS
Medical Equipment Outsourcing (in thousands)
Technical and Professional Services (in thousands)
Medical Equipment Sales and Remarketing (in thousands)
Total Gross Margin and Reconciliation to Income (Loss) Before Income Taxes (in thousands)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Quarter-to-Date
Year-to-Date
Medical Equipment Outsourcing Segment—Manage & Utilize (in thousands)
Technical and Professional Services Segment—Plan & Acquire; Maintain & Repair (in thousands)
Medical Equipment Sales and Remarketing Segment—Redeploy & Remarket (in thousands)
Selling, General and Administrative, Transaction and Related Costs, Interest Expense and Loss on Extinguishment of Debt (in thousands)
Medical Equipment Outsourcing Segment—Manage & Utilize (in thousands)
Technical and Professional Services Segment—Plan & Acquire; Maintain & Repair (in thousands)
Medical Equipment Sales and Remarketing Segment—Redeploy & Remarket (in thousands)
Selling, General and Administrative, Transaction and Related Costs, Interest Expense and Loss on Extinguishment of Debt (in thousands)
Supplemental Information: (dollars in thousands)
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
  PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES