Form 10-Q
period 2007-09-30
UNIVERSAL HOSPITAL SERVICES INC
filed 2007-11-13
CIK 886171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
(X)	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007

or

( )	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

Commission File Number: 000-20086

UNIVERSAL HOSPITAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-0760940
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7700 France Avenue South, Suite 275
    Edina, Minnesota 55435-5228
(Address of principal executive offices, including zip code)

 (952) 893-3200
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   (  )       No (X)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Larger accelerated filer ( )	Accelerated filer ( )	Non-accelerated filer (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   (  )       No (X)

Number of shares of common stock outstanding as of October 31, 2007:  1,000.0

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements – Unaudited

Universal Hospital Services, Inc.

Balance Sheets
(in thousands, except share and per share information)
(unaudited)
	September 30,	December 31,
	2007	2006
	(Successor)	(Predecessor)
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts of
$1,400 at September 30, 2007 (Successor) and $1,350 at December 31,
2006 (Predecessor)	$46,694	$42,976
Inventories	4,710	4,872
Deferred income taxes	6,693	4,772
Other current assets	2,655	3,121
Total current assets	60,752	55,741

Property and equipment, net:
Movable medical equipment, net	210,664	140,548
Property and office equipment, net	17,703	16,079
Total property and equipment, net	228,367	156,627

Other long-term assets:
Goodwill	291,970	37,062
Other intangibles, net	286,422	7,969
Other, primarily deferred financing costs, net	17,407	7,607
Total assets	$884,918	$265,006

Liabilities and Shareholders' Equity (Deficiency)
Current liabilities:
Current portion of long-term debt	$3,027	$3,056
Book overdrafts	242	1,788
Accounts payable	17,839	13,678
Accrued compensation	10,583	10,241
Accrued interest	13,912	4,810
Other accrued expenses	5,162	4,311
Total current liabilities	50,765	37,884

Long-term debt, less current portion	473,704	307,135
Pension and other long-term liabilities	10,845	5,769
Payable to Parent	1,399	-
Deferred income taxes	117,374	7,199

Commitments and contingencies (Note 10)

Shareholders' equity (deficiency):
Predecessor:
Common stock, $0.01 par value; 500,000,000 shares authorized,
123,463,600.21 shares issued and outstanding at
December 31, 2006	-	1,235
Successor:
Common stock, $0.01 par value; 1,000 shares authorized,
issued and outstanding at September 30, 2007	-	-
Additional paid-in capital	248,794	2,488
Accumulated deficit	(9,455)	(93,527)
Accumulated other comprehensive loss	(8,508)	(3,177)
Total shareholders' equity (deficiency)	230,831	(92,981)
Total liabilities and shareholders' equity (deficiency)	$884,918	$265,006

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Statements of Operations
(in thousands)
(unaudited)
	Three	Three
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2007	2006
	(Successor)	(Predecessor)
Revenue
Medical equipment outsourcing	$49,988	$42,361
Technical and professional services	11,098	7,459
Medical equipment sales and remarketing	4,097	4,749
Total revenues	65,183	54,569

Cost of Sales
Cost of medical equipment outsourcing	18,314	14,822
Cost of technical and professional services	8,158	5,235
Cost of medical equipment sales and remarketing	3,610	3,704
Movable medical equipment depreciation	14,116	9,459
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	44,198	33,220
Gross margin	20,985	21,349

Selling, general and administrative	20,741	15,633
Transaction and related costs	237	-
Operating income	7	5,716

Interest expense	11,231	7,819
Loss before income taxes	(11,224)	(2,103)

Provision (benefit) for income taxes	(4,317)	114
Net loss	$(6,907)	$(2,217)

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Statements of Operations
(in thousands)
(unaudited)
	Four	Five	Nine
	Months	Months	Months
	Ended	Ended	Ended
	September 30,	May 31,	September 30,
	2007	2007	2006
	(Successor)	(Predecessor)	(Predecessor)
Revenue
Medical equipment outsourcing	$66,683	$84,855	$131,079
Technical and professional services	14,728	14,800	23,128
Medical equipment sales and remarketing	5,374	7,867	13,472
Total revenues	86,785	107,522	167,679

Cost of Sales
Cost of medical equipment outsourcing	24,230	27,694	42,762
Cost of technical and professional services	10,684	10,124	15,942
Cost of medical equipment sales and remarketing	4,822	6,366	10,140
Movable medical equipment depreciation	18,748	18,512	27,659
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	58,484	62,696	96,503
Gross margin	28,301	44,826	71,176

Selling, general and administrative	27,345	28,692	45,977
Transaction and related costs	237	26,891	-
Operating income (loss)	719	(10,757)	25,199

Interest expense	15,031	13,829	23,523
Loss on extinguishment of debt	1,041	22,396	-
Income (loss) before income taxes	(15,353)	(46,982)	1,676

Provision (benefit) for income taxes	(5,898)	492	522
Net income (loss)	$(9,455)	$(47,474)	$1,154

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Statements of Cash Flows
(in thousands)
(unaudited)

	Four Months	Five Months	Nine Months
	Ended	Ended	Ended
	September 30,	May 31,	September 30,
	2007	2007	2006
	(Successor)	(Predecessor)	(Predecessor)
Cash flows from operating activities:
Net income (loss)	$(9,455)	$(47,474)	$1,154
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	21,465	21,625	32,329
Amortization of intangibles and deferred financing costs	6,185	1,913	2,639
Non-cash write-off of deferred financing cost	290	6,305	-
Tender premium for purchase of 10.125% senior notes	751	16,090	-
Provision for doubtful accounts	499	194	855
Provision for inventory obsolescence	107	256	350
Non-cash charges related to step-up in carrying value of inventory	200	-	-
Non-cash stock-based compensation expense	1,399	7,957	1,180
Loss (gain) on sales and disposals of equipment	540	(745)	(1,003)
Deferred income taxes	(5,993)	486	333
Changes in operating assets and liabilities:
Accounts receivable	(876)	(3,481)	1,418
Inventories	147	(252)	(180)
Other operating assets	(395)	643	(446)
Accounts payable	1,047	590	(2,197)
Other accrued expenses	(21,047)	30,211	7,178
Net cash provided by (used in) operating activities	(5,136)	34,318	43,610
Cash flows from investing activities:
Movable medical equipment purchases	(13,069)	(34,040)	(31,217)
Property and office equipment purchases	(1,565)	(1,720)	(2,977)
Proceeds from disposition of movable medical equipment	818	2,290	2,221
Acquisition of the ICMS division of Intellamed, Inc.	-	(14,590)	-
Acquisition of Universal Hospital Services, Inc. by Parent	(335,069)	-	-
Net cash used in investing activities	(348,885)	(48,060)	(31,973)
Cash flows from financing activities:
Proceeds under amended credit agreement	-	73,625	64,912
Payments under amended credit agreement	(74,550)	(42,075)	(74,868)
Proceeds under senior secured credit facility	22,475	-	-
Payments under senior secured credit facility	(22,475)	-	-
Payments of principal under capital lease obligations	(1,600)	(1,618)	(873)
Proceeds from issuance of bonds	460,000	-	-
Payment of deferred financing costs	(17,350)	-	-
Repayment of 10.125 % senior notes	(250,055)	-	-
Tender premium for purchase of 10.125% senior notes	(751)	(16,090)	-
Cash equity contributions	239,754	-	-
Change in book overdrafts	(1,427)	(119)	(836)
Proceeds from issuance of common stock	-	19	28
Net cash provided by (used in) financing activities	354,021	13,742	(11,637)
Net change in cash and cash equivalents	-	-	-
Cash and cash equivalents at the beginning of period	-	-	-
Cash and cash equivalents at the end of period	$-	$-	$-

Supplemental cash flow information:
Interest paid	$630	$17,599	$15,510
Movable medical equipment purchases included in accounts payable	$9,080	$5,103	$5,881
Deferred financing costs included in accounts payable	$270	$-	$-
Income taxes paid	$48	$61	$288
Non-cash activities:
Equity contribution from management shareholders	$9,039	$-	$-
Capital lease additions	$1,417	$2,142	$2,072

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

NOTES TO UNAUDITED QUARTERLY FINANCIAL STATEMENTS
1.    Basis of Presentation

On May 31, 2007, UHS Holdco, Inc. (“Parent”) acquired all of the outstanding capital stock of Universal Hospital Services, Inc. (“we”, “our”, “the Company”, or “UHS”) for approximately $712.0 million in cash less debt, tender premium and accrued interest and capitalized leases.  Parent is owned by affiliates of Bear Stearns Merchant Manager III (Cayman), L.P. (together with its investing affiliates, “BSMB”) and certain members of our management, whom we collectively refer to as the “equity investors.”  Parent and UHS Merger Sub, Inc., a wholly owned subsidiary of Parent (“Merger Sub”), were corporations formed by BSMB solely for the purpose of completing the above-mentioned acquisition.

Before the closing of the acquisition, the Company initiated a cash tender offer to purchase its $260.0 million outstanding aggregate principal amount of its 10.125% Senior Notes due 2011, which the Company completed for $235.0 million of such notes on May 31, 2007, and Merger Sub issued $230.0 million in aggregate principal amount of its Second Lien Senior Secured Floating Rate Notes due 2015 (the “Floating Rate Notes”) and $230.0 million in aggregate principal amount of its 8.50% / 9.25% Second Lien Senior Secured PIK Toggle Notes due 2015 (the “PIK Toggle Notes” and together with the Floating Rate Notes, the “Notes”).  The Notes were issued pursuant to a second lien senior indenture.  Concurrently with the closing of the acquisition, Merger Sub merged with and into the Company, which was the surviving corporation and the Company assumed Merger Sub’s obligations with respect to the Notes.

The Agreement and Plan of Merger, dated as of April 15, 2007, by and among the Company, Parent and Merger Sub and related documents (“Agreement and Plan of Merger”) resulted in the occurrence of the events outlined in Note 5, which we collectively refer to as the “Transaction” or the “Acquisition.”

Although the Company continued as the same legal entity after the Acquisition, the accompanying statements of operations and cash flows present our results of operations and cash flows for the periods preceding the Acquisition (“predecessor”) and the periods succeeding the Acquisition (“successor”), respectively.

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

The interim financial statements presented herein as of September 30, 2007, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  These adjustments are all of a normal, recurring nature.  The results of operations for any interim period are not necessarily indicative of results for the full year.

The December 31, 2006 balance sheet amounts were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.

We are required to make estimates and assumptions about future events in preparing financial statements in conformity with generally accepted accounting principles (“GAAP”).  These estimates and assumptions affect the amounts of assets, liabilities, revenues and expenses at the date of the unaudited condensed consolidated financial statements.  While we believe that our past estimates and assumptions have been materially accurate, our current estimates are subject to change if different assumptions as to the outcome of future events are made.  We evaluate our estimates and judgments on an ongoing basis and predicate those estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances.  We make adjustments to our assumptions and judgments when facts and circumstances dictate.  Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates used in preparing the accompanying unaudited condensed financial statements.

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

2.    Comprehensive Income (Loss)

Comprehensive income is comprised of net income (loss) and other comprehensive loss.  Other comprehensive loss includes unrealized gains and losses from derivatives designated as cash flow hedges.  Other comprehensive loss is displayed separately on the balance sheets.  A reconciliation of net income (loss) to comprehensive income (loss) is provided below:

(in thousands)	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2007	2006
	(Successor)	(Predecessor)
Net loss	$(6,907)	$(2,217)
Unrealized loss on cash flow hedge	(6,049)	-
Comprehensive loss	$(12,956)	$(2,217)

(in thousands)	Four Months	Five Months	Nine Months
	Ended	Ended	Ended
	September 30,	May 31,	September 30,
	2007	2007	2006
	(Successor)	(Predecessor)	(Predecessor)
Net income (loss)	$(9,455)	$(47,474)	$ 1,154
Unrealized loss on cash flow hedge	(8,508)	-	-
Comprehensive income (loss)	$(17,963)	$(47,474)	$ 1,154

3.    Common Stock
On May 31, 2007, in conjunction with the Transaction, the predecessor retired all 123,480,264.21 of common shares and the successor authorized and issued 1,000.0 new shares of common stock with a par value of $0.01 per share.

4.    Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  This election is irrevocable.  The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact of SFAS 159, but believe the adoption of SFAS 159 will not have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 123(R) (“SFAS 158”).   SFAS 158 requires employers to recognize the under funded or over funded status of a defined benefit post retirement plan as an asset or liability in its statements of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income.  Additionally, SFAS 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position.  The provisions of SFAS 158 are effective as of the end of the fiscal year ending after June 15, 2007.  We are currently evaluating the impact of SFAS 158, but believe the adoption of SFAS 158 will not have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability.  Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007.  We believe the adoption of SFAS will not have a material impact on our financial position or results of operations.

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

•
the retirement of $309.6 million of the existing indebtedness of the predecessor, which was approximately $334.6 million as of May 31, 2007 (excluding approximately $7.7 million of pre-existing capital leases which remained outstanding), including the repayment of $235.0 million of our $260.0 million existing 10.125% Senior Notes due 2011 for which we completed a tender offer and consent solicitation on May 31, 2007, and the repayment of the outstanding balance ($74.6 million) on our previous $125.0 million amended and restated credit agreement (“Amended Credit Agreement”) that we had entered into on May 26, 2005, with a bank group led by General Electric Capital Corporation.

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

Loss on Extinguishment of Debt.  In connection with the Transaction, as detailed above, predecessor incurred $22.4 million of expense associated with the purchase of $235.0 million of our 10.125% Senior Notes in May 2007.  The expense consisted of a call premium of $16.1 million and the write-off of $6.3 million of unamortized deferred financing costs related to our repurchased 10.125% Senior Notes and Amended Credit Agreement.

Purchase Accounting

We have accounted for the Acquisition in accordance with the provisions of SFAS No. 141, Business Combinations, whereby the purchase price paid to effect the Acquisition is allocated to state the acquired assets and liabilities at fair value.  The Acquisition and the allocation of the purchase price to the opening balance sheet accounts of the successor has been recorded as of the beginning of the first day of our new accounting period (June 1, 2007).  The purchase price was $712.0 million and the total consideration was approximately $344.1 million (including non-cash management rollover and direct costs). The sources and uses of funds in connection with the Transaction and the partial redemption of our 10.125% Senior Notes are summarized below:

(in millions)
Sources:
Existing 10.125% Senior Notes	$25.0
Floating Rate Notes	230.0
PIK Toggle Notes	230.0
Capitalized leases	7.7
Equity contribution (cash)	239.8
Equity contribution (non-cash)	9.0
Cash on hand	1.4
Total Sources	$742.9

Uses:
Consideration paid (including non-cash consideration of $9.0)	$342.9
Payment of existing debt	309.6
Tender premium and accrued interest	18.6
Capitalized leases	7.7
Existing 10.125% Senior Notes	25.0
Buyer fees (including direct costs of $1.2)	30.9
Seller fees	8.2
Total Uses	$742.9

The following tables reconcile the total sources and uses of funds to the purchase price and the purchase price to the total consideration:

Reconcilliation of Sources and Uses to Purchase Price
(in millions)
Total of Sources and Uses	$742.9
Less: Buyer fees (including direct costs of $1.2)	(30.9)
Purchase price (1)	$712.0

Reconciliation of Purchase Price to Total Consideration
(in millions)
Purchase Price (1)	$712.0
Direct costs	1.2
Indebtedness (2)	(360.9)
Seller fees	(8.2)
Total Consideration	$344.1

(1) Per Agreement and Plan of Merger.

(2) As defined in the Agreement and Plan of Merger, “funded indebtedness” includes long-term debt ($334.6 million for both debt retired and remaining), tender premium and accrued interest ($18.6 million) and capitalized leases ($7.7 million) as of May 31, 2007.

In connection with the preliminary purchase price allocation, we estimated the fair values of our long-lived and intangible assets, inventories and liabilities based upon assumptions related to the future cash flows, discount rates and asset lives utilizing currently available information.  We have recorded preliminary purchase accounting adjustments to increase the carrying value of our property and equipment and inventory, to establish intangible assets for our customer relationships, supply agreement, trade names and trademarks, technology database, non-compete agreements, favorable lease commitments and to revalue our long-term benefit plan obligations, among other things.  This allocation of the purchase price is preliminary and subject to our review and finalization.

Further revisions to the purchase price allocation, including the tax impact of our valuation adjustments, final assessments of the transaction costs and valuation of assets and liabilities, will be made as additional information becomes available and such revisions could be material.

The purchase price has been preliminarily allocated as follows:

(in millions)
Cash Consideration:
Paid to shareholders and option holders		$333.9
Direct costs		1.2
Non-Cash Consideration		335.1
Total Consideration		9.0
		$344.1

Net assets acquired at historical cost		$(132.5)

Adjustments to state acquired assets at fair value:
Increase carrying value of inventories	$0.2
Increase carrying value of moveable medical equipment	60.4
Increase in carrying value of property and office equipment	2.3
Write-off of historical goodwill and other intangibles	(59.8)
Record intangible assets acquired:
Customer relationships	87.0
Supply agreement	26.0
Trade names and trademarks	170.0
Technology database	7.0
Non-compete agreements	1.8
Write-off of historical deferred rent credits	2.4
Record favorable lease commitments	0.1
Decrease in long-term pension liability	0.8
Tax impact of valuation adjustments	(113.6)

		184.6
Net assets acquired at fair value		52.1
Excess purchase price recorded as goodwill		$292.0

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
$248.8

Total estimated amortization of all Acquisition-related intangible assets during the period from October 1, 2007 through December 31, 2007 and for each of our fiscal years ending December 31, 2008 to 2012 and thereafter is currently estimated as follows:

(in thousands)

October 1, 2007 to December 31, 2007	$4,034
2008	15,635
2009	14,253
2010	13,021
2011	12,164
2012	10,490
Thereafter	46,825
$116,422

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

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2007	2006	2007	2006
Revenue	$65,183	$54,569	$194,307	$167,679
Net loss	$(6,667)	$(8,604)	$(18,962)	$(20,756)

Included in the determination of pro forma net loss for three and nine months ended September 30, 2006 and the three and nine months ended September 30, 2007 are pro forma charges for various purchase accounting adjustments. These pro forma adjustments resulted in pro forma decreases to gross margin and higher interest and selling, general and administrative expenses in the three and nine months ended September 30, 2006 and the three and nine months ended September 30, 2007 primarily from the increase in carrying value of movable medical equipment, property and office equipment and the amortization of intangible assets acquired.  Income taxes are provided at the estimated statutory rate.

6.	Acquisition by the Predecessor

As part of our strategy of growing our Technical and Professional Services segment, we completed the acquisition of customer contracts and other assets of the ICMS division of Intellamed, Inc. (“Intellamed”), located in Bryan, Texas, on April 1, 2007.  The purchase price was $14.6 million including direct costs and the assumption of certain liabilities, having taken into account certain adjustments and a holdback.  The purchase agreement provided for additional consideration to be paid if certain revenue targets are obtained during the two years following the acquisition.  We have not recorded any such additional consideration and will not unless we consider it probable of being paid.  We financed this purchase from borrowings under our Amended Credit Agreement.  A condensed balance sheet of the acquired assets and liabilities as of April 1, 2007 is presented below.

(in millions)

Current assets	$0.1
Property and equipment	0.1
Goodwill	2.7
Other intangible assets	13.3
Current liabilities	(1.6)
$14.6

The above condensed balance sheet amounts were revalued at May 31, 2007 in conjunction with the Transaction (see Note 5).

Operating results for the acquisition of the ICMS division of Intellamed are included in the Company’s Statements of Operations from the date of acquisition.  Pro forma results are not presented as this acquisition is not considered material to the Company’s financial statements.

7.	Stock-Based Compensation

Predecessor Stock-Based Compensation.  We recorded non-cash charges for stock-based compensation expense of approximately $8.0 million during the first five months of 2007 in relation to our 2003 Stock Option Plan, $6.7 million of which resulted from the accelerated vesting of all outstanding predecessor stock options in connection with the Transaction.  During the quarter and nine months ended September 30, 2006 we expensed $0.4 and $1.2 million, respectively, related to our 2003 Stock Option Plan.  In June 2007 we paid $23.9 million to our option holders for their remaining interests related to our 2003 Stock Option Plan.

Successor Stock-Based Compensation.  On May 31, 2007, and in connection with the Transaction, our Parent’s board of directors adopted a new stock option plan (“2007 Stock Option Plan”).  The 2007 Stock Option Plan provides for the issuance of 43.9 million nonqualified stock options of our Parent to any of our and Parent’s executives, other key employees and to consultants and certain directors of Parent.  On June 18, 2007 Parent granted 35.9 million options.  As of September 30, 2007, 35.7 million options were outstanding and 8.2 million options were authorized and available for grant.  The options allow for the purchase of shares of common stock of our Parent at prices equal to the stock’s fair market value at the date of grant.  Our Parent’s compensation committee determined the exercise price by reference to the recent per share valuation of the Parent resulting from the Transaction as detailed below.  The exercise price was approved by Parent’s board of directors.

(in thousands,except per share amount)

Equity Contribution at May 31, 2007 from BSMB and
UHS Management to Parent	$248,794
Parent shares issued and outstanding at May 31, 2007	248,794
Per share Parent valuation at May 31, 2007	$1.00

Options granted have a ten-year contractual term and vest over approximately 5.5 years.  Half of the  options have fixed vesting schedules and the other half of the options vest upon the achievement of established performance targets.  Upon a sale of Parent or the Company, all of the unvested options with fixed vesting schedules will vest and become exercisable, and the unvested options that vest upon the achievement of established performance targets will vest and become exercisable upon BSMB’s achievement of a certain internal rate of return on its investment in the Company, subject to certain conditions.  The shares issued to a grantee upon the exercise of such grantee’s options will be subject to certain restrictions on transferability as provided in the 2007 Stock Option Plan.  Grantees are subject to non-competition, non-solicitation and confidentiality requirements as set forth in their respective stock option grant agreements.

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

Although Parent grants stock options, the Company recognizes compensation expense related to these options since the services are performed for its benefit.  For the quarter and four months ended September 30, 2007, we recognized non-cash stock compensation expense of $1.0 and $1.4 million, respectively, which is primarily included in selling, general and administrative expenses.  At September 30, 2007, unearned non-cash stock-based compensation that we expect to recognize as expense over the next 5.3 years totals approximately $12.2 million, net of our estimated forfeitures of 3.00%.

8.	Related Party Transaction

In connection with the Transaction, we and BSMB entered into a professional services agreement pursuant to which general advisory and management services are to be provided to us with respect to financial and operating matters.  The professional services agreement requires us to pay an annual fee for ongoing advisory and management services equal to the greater of $500,000 or 0.75% of our Adjusted EBITDA (as defined in the professional services agreement) for the immediately preceding fiscal year, payable in quarterly installments, provided that the annual advisory fee for the fiscal year ending December 31, 2007 shall be $500,000, as adjusted for the partial year.  The professional services agreement also requires us to pay a transaction fee in the amount of $10.0 million for services rendered in connection with the Transaction, $3.5 million of which is included in deferred financing costs on the balance sheet and the remaining portion was expensed.  The $10.0 million fee was paid at the consummation of the Transaction on May 31, 2007.  The professional services agreement provides that BSMB will be reimbursed for its reasonable out-of-pocket expenses in connection with certain activities undertaken pursuant to the professional services agreement and will be indemnified for liabilities incurred in connection with its role under the professional services agreement, other than for liabilities resulting from its gross negligence or willful misconduct. The term of the professional services agreement commenced on May 31, 2007 and will remain in effect unless and until either party notifies the other of its desire to terminate, we are sold to a third-party purchaser or we consummate a qualified initial public offering, as defined in the professional services agreement.

The Parent established the 2007 Stock Option Plan.  Compensation expense related to service provided by the Company’s employees is recognized in the accompanying Statements of Operations with an offsetting payable to Parent liability, which is not expected to be settled within the next twelve months.

9.	Long-Term Debt

Long-term debt consists of the following:

(in thousands)	September 30,	December 31,
	2007	2006
	(Successor)	(Predecessor)

PIK Toggle Notes	$230,000	$-
Floating Rate Notes	230,000	-
Senior secured credit facility	-	-
10.125% Senior Notes	9,945	260,000
Amended Credit Agreement	-	43,000
Capital lease obligations	6,786	7,191
	476,731	310,191

Less: Current portion of long-term debt	(3,027)	(3,056)

Total long-term debt	$473,704	$307,135

PIK Toggle Notes.  On May 31, 2007, Merger Sub issued $230.0 million aggregate original principal amount of 8.50% / 9.25% PIK Toggle Notes under the Second Lien Senior Indenture with Wells Fargo Bank, National Association, as trustee (the “Second Lien Senior Indenture”).  See “Second Lien Senior Indenture” below.  At the closing of the Transaction, as the surviving corporation in the Acquisition, we assumed all the obligations of Merger Sub under the Second Lien Senior Indenture.

For any interest payment period through June 1, 2011, the Company may, at its option, elect to pay interest on the PIK Toggle Notes entirely in cash (“Cash Interest”), entirely by increasing the principal amount of the outstanding PIK Toggle Notes, by issuing additional PIK Toggle Notes (“PIK Interest”) or 50% Cash Interest and 50% PIK Interest. Cash Interest on the PIK Toggle Notes accrues at the rate of 8.50% per annum.  PIK Interest on the PIK Toggle Notes accrues at the rate of 9.25% per annum.  After June 1, 2011, the Company is required to make all interest payments on the PIK Toggle Notes entirely as Cash Interest.  All PIK Toggle Notes mature on June 1, 2015.  Interest on the PIK Toggle Notes is payable semiannually in arrears on each June 1 and December 1, commencing on December 1, 2007.

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

Upon the occurrence of a change of control, each holder of the PIK Toggle Notes has the right to require the Company to repurchase some or all of such holder’s PIK Toggle Notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, and PIK Interest, if any, to the date of purchase.

Floating Rate Notes.  On May 31, 2007, Merger Sub issued $230.0 million aggregate original principal amount of Floating Rate Notes under the Second Lien Senior Indenture with Wells Fargo Bank, National Association, as trustee.  See “Second Lien Senior Indenture” below.  Interest on the Floating Rate Notes is reset for each semi-annual interest period and is calculated at the current LIBOR rate plus 3.375%.  At September 30, 2007, our LIBOR-based rate was 8.760%, which includes the credit spread noted above.  Interest on the Floating Rate Notes is payable semiannually, in arrears, on each June 1 and December 1, commencing on December 1, 2007.  At the closing of the Transaction, as the surviving corporation in the Acquisition, we assumed all the obligations of Merger Sub under the Second Lien Senior Indenture.  The Floating Rate Notes mature on June 1, 2015.

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

Upon the occurrence of a change of control, each holder of the Floating Rate Notes has the right to require the Company to repurchase some or all of such holder’s Floating Rate Notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase.

Interest Rate Swap. In June 2007 we entered into an interest rate swap agreement for $230.0 million, which has the effect of converting our $230.0 of Floating Rate Notes to fixed interest rates.  The effective date for the swap agreement is December 2007, the beginning of the next semi-annual interest rate period; the expiration date is May 2012.

The interest rate swap agreement qualifies for cash flow hedge accounting under SFAS 133, Accounting for Derivative Instruments and Hedging Activities.  Both at inception and on an on-going basis we must perform an effectiveness test.  In accordance with SFAS 133, the fair value of the swap agreement at September 30, 2007 is included as a cash flow hedge on our balance sheet.  The change in fair value was recorded as a component of accumulated other comprehensive loss on our balance sheet since the instrument was determined to be an effective hedge at September 30, 2007.  We do not expect any amounts to be reclassified into current earnings in the future due to ineffectiveness.

As a result of our swap agreement, we expect the effective interest rate on our $230.0 million Floating Rate Notes to be 9.065% from December 2007 through May 2012.

Second Lien Senior Indenture.  Our PIK Toggle Notes and Floating Rate Notes (collectively, the “Notes”) are guaranteed, jointly and severally, on a second priority senior secured basis, by certain of our future domestic subsidiaries.  We do not currently have any subsidiaries.  The Notes are our second priority senior secured obligations and rank:

•
equal in right of payment with all of our existing and future unsecured and unsubordinated indebtedness, and effectively senior to any such unsecured indebtedness to the extent of the value of collateral;

•	senior in right of payment to all of our and our guarantor’s existing and future subordinated indebtedness;
•
effectively junior to our senior secured credit facility and other obligations that are secured by first priority liens on the collateral securing the Notes or that are secured by a lien on assets that are not part of the collateral securing the Notes, in each case, to the extent of the value of such collateral or assets; and

•	structurally subordinated to any indebtedness and other liabilities (including trade payables) of any of our future subsidiaries that are not guarantors.

The Second Lien Senior Indenture governing the Notes contains covenants that limit our and our guarantors’ ability, subject to certain definitions and exceptions, and certain of our future subsidiaries’ ability to:

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

The senior secured credit facility provides financing of up to $135.0 million, subject to a borrowing base calculated on the basis of certain of our eligible accounts receivable, inventory and equipment.  As of September 30, 2007, we had $132.7 million of unused borrowing availability under our senior secured credit facility based on a borrowing base of $135.0 million and after giving effect to $2.3 million used for letters of credit.

The senior secured credit facility matures on May 31, 2013.  Our obligations under the senior secured credit facility are secured by a first priority security interest in substantially all of our assets, excluding a pledge of our and Parent’s capital stock, any joint ventures and certain other exceptions.  Our obligations under the senior secured credit facility are unconditionally guaranteed by our Parent.

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

Borrowings under the senior secured credit facility accrue interest at our option:

•	At a per annum rate equal to 0.75% above the rate announced from time to time by the agent as the “prime rate” payable quarterly in arrears; or
•	At a per annum rate equal to 1.75% above the adjusted LIBOR rate used by the agent.

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

The senior secured credit facility also contains a financial covenant that is calculated if our available borrowing capacity is less than $15.0 million for a certain period.  Such covenant consists of a minimum ratio of trailing four-quarter EBITDA to cash interest expense, as defined in the credit agreement dated May 31, 2007.

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

On May 17, 2007, we entered into a supplemental indenture to our Indenture governing our Senior Notes, dated as of October 17, 2003, between the Company and Wells Fargo Bank, National Association, as trustee.  The Indenture governs the terms of the Senior Notes.  The supplemental indenture amended our Indenture.

In May 2007, in connection with the Transaction, we tendered for all of our outstanding Senior Notes, pursuant to their terms.  On May 31, 2007, $235.0 million of our Senior Notes were purchased.  We paid $253.1 million, including a call premium of $16.1 million and accrued interest of $2.0 million to complete the purchase.  We used proceeds from the issuance of our Notes to redeem a portion of our Senior Notes.

The amendments set forth in the supplemental indenture (the “Amendments”) became operative after the Company purchased all of its Senior Notes validly tendered and not withdrawn pursuant to its tender offer and consent solicitation.  As of May 11, 2007, holders of Senior Notes representing an amount greater than a majority of the principal amount of outstanding Senior Notes had validly tendered their Senior Notes and consented to the execution of the supplemental indenture.  The Amendments eliminated from the Indenture:

•	requirements to file reports with the Securities and Exchange Commission;
•	requirements to pay taxes;
•	limitations on the Company to use defenses against usury;
•	limitation on restricted payments;
•	limitation on payment of dividends and other payment restrictions affecting subsidiaries;
•	limitations on incurrence of indebtedness and issuance of preferred stock;
•	limitations on asset sales and requirements to repurchase the Senior Notes with excess proceeds thereof;
•	limitations on affiliate transactions;
•	limitations on liens;
•	limitations on the businesses in which the Company and its subsidiaries may engage;
•	requirements to preserve corporate existence;
•	requirements to purchase the Senior Notes upon a change of control;
•	limitation on the issuance of guarantees of indebtedness;
•	limitations on the payments for consent from holders of Senior Notes;
•	limitations on mergers, consolidation and sale of assets with respect to the Company;
•	limitations on mergers or consolidation of, or transfer of assets of, guarantors; and
•	certain events of default.

On June 13, 2007 we purchased an additional $15.1 million of our remaining Senior Notes pursuant to their terms.  We paid $15.9 million of cash, including a call premium of $0.7 million and accrued interest of $0.1 million to complete the purchase.

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

Termination of Our Amended Credit Agreement.  In connection with the Transaction, we repaid all outstanding balances under our Amended Credit Agreement and terminated our Amended Credit Agreement.

Maturities of Long-Term Debt. At September 30, 2007, maturities of long-term debt during the period from October 1, 2007 through December 31, 2007 and for each of our fiscal years ending December 31, 2008 to 2012 and thereafter, are estimated as follows:

(in thousands)

October 1, 2007 to December 31, 2007	$798
2008	2,821
2009	1,765
2010	1,109
2011	10,238
2012	-
Thereafter	460,000
$476,731

10.	Commitments and Contingencies

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

11.	Income Taxes

The components of the Company's overall deferred tax assets and liabilities as of September 30, 2007 and December 31, 2006 are as follows:

(in thousands)	September 30, 2007 (Successor)	December 31, 2006 (Predeccessor)
Deferred tax assets
Accounts receivable	$531	$533
Accrued compensation and pension	4,237	3,807
Inventories	208	314
Other assets	1,717	804
Net operating loss carryforwards	45,599	29,293
Deferred tax assets	52,292	34,751
Valuation allowance	-	(9,945)
Net deferred tax asset	52,292	24,806
Deferred tax liabilities
Accelerated depreciation and amortization	(162,973)	(27,233)
Total deferred tax liabiliites	(162,973)	(27,233)
Net deferred tax liability	$(110,681)	$(2,427)

The Company's deferred income taxes are recorded at an effective rate of 39.8%, which is not materially different than the statutory rate.

We adopted the provisions of FASB Interpretation No 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109” (“FIN 48”), on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant unrecognized tax benefits.   Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years that remain subject to examination by major tax jurisdictions as of September 30, 2007.  We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

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

Our operating segments consist of Medical Equipment Outsourcing, Technical and Professional Services, and Medical Equipment Sales and Remarketing. Certain operating information for our segments as well as a reconciliation of total Company gross margin to income (loss) before income tax follows:

Medical Equipment Outsourcing
(in thousands)
	Quarter-to-date		Year-to-date
	Three Months Ended September 30,	Three Months Ended September 30,	Four Months Ended September 30,	Five Months Ended May 31,	Nine Months Ended September 30,
	2007	2006	2007	2007	2006
	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)
Revenues	$49,988	$42,361	$66,683	$84,855	$131,079
Cost of revenue	18,314	14,822	24,230	27,694	42,762
Movable medical equipment depreciation	14,116	9,459	18,748	18,512	27,659
Gross margin	$17,558	$18,080	$23,705	$38,649	$60,658

Technical and Professional Services
(in thousands)
	Quarter-to-date		Year-to-date
	Three Months Ended September 30,	Three Months Ended September 30,	Four Months Ended September 30,	Five Months Ended May 31,	Nine Months Ended September 30,
	2007	2006	2007	2007	2006
	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)
Revenues	$11,098	$7,459	$14,728	$14,800	$23,128
Cost of revenue	8,158	5,235	10,684	10,124	15,942
Gross margin	$2,940	$2,224	$4,044	$4,676	$7,186

Medical Equipment Sales and Remarketing
(in thousands)
	Quarter-to-date		Year-to-date
	Three Months Ended September 30,	Three Months Ended September 30,	Four Months Ended September 30,	Five Months Ended May 31,	Nine Months Ended September 30,
	2007	2006	2007	2007	2006
	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)
Revenues	$4,097	$4,749	$5,374	$7,867	$13,472
Cost of revenue	3,610	3,704	4,822	6,366	10,140
Gross margin	$487	$1,045	$552	$1,501	$3,332

Total Gross Margin and Reconciliation to Income (Loss) Before Income Taxes
(in thousands)
	Quarter-to-date		Year-to-date
	Three Months Ended September 30,	Three Months Ended September 30,	Four Months Ended September 30,	Five Months Ended May 31,	Nine Months Ended September 30,
	2007	2006	2007	2007	2006
	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)
Total gross margin	$20,985	$21,349	$28,301	$44,826	$71,176
Selling, general and administrative expense	20,741	15,633	27,345	28,692	45,977
Transaction and related costs	237	-	237	26,891	-
Interest expense	11,231	7,819	15,031	13,829	23,523
Loss on extinguishment of debt	-	-	1,041	22,396	-
Income (loss) before income tax	$(11,224)	$(2,103)	$(15,353)	$(46,982)	$1,676

13.	Pension Plan

The components of net periodic pension costs are as follows:

(in thousands)	Quarter-to-date		Year-to-date
	Three Months Ended September 30,	Three Months Ended September 30,	Four Months Ended September 30,	Five Months Ended May 31,	Nine Months Ended September 30,
	2007	2006	2007	2007	2006
	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)
Interest cost	$255	$244	$340	$421	$730
Expected return on plan assets	(295)	(253)	(393)	(452)	(757)
Recognized net actuarial loss	-	67	-	73	201
Service cost	-	-	-	-	-
Total cost	$(40)	$58	$(53)	$42	$174

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

BUSINESS OVERVIEW

Our Company

Universal Hospital Services, Inc. (“we”, “our”, the “Company”, or “UHS”) is the leading nationwide provider of medical equipment outsourcing and lifecycle services to the health care industry. Our customers include national, regional and local acute care hospitals, alternate site providers (such as nursing homes and home care providers) and medical equipment manufacturers.  Our diverse medical equipment outsourcing customer base includes more than 3,850 acute care hospitals and approximately 3,550 alternate site providers.  We also have relationships with more than 200 medical equipment manufacturers and many of the nation’s largest group purchasing organizations (“GPOs”) and integrated delivery networks (“IDNs”).  All of our services leverage our nationwide network of offices and our more than 65 years of experience managing and servicing all aspects of movable medical equipment.  Our fees are paid directly by our customers rather than from direct reimbursement from third party payors, such as private insurers or Medicare and Medicaid.

On May 31, 2007, UHS Holdco, Inc. (“Parent”) acquired all of the outstanding capital stock of the Company for approximately $712.0 million in cash less debt, tender premium and accrued interest and capitalized leases.  Parent is owned by affiliates of Bear Stearns Merchant Manager III (Cayman), L.P. (together with its investing affiliates, “BSMB”) and certain members of our management, whom we collectively refer to as the “equity investors.”  Parent and Merger Sub, a wholly owned subsidiary of Parent, were corporations formed by BSMB solely for the purpose of completing the Acquisition.

Before the closing of the Acquisition, the Company initiated a cash tender offer to purchase its $260.0 million outstanding aggregate principal amount of its 10.125% Senior Notes due 2011, which the Company completed for $235.0 million of such notes on May 31, 2007, and Merger Sub issued $230.0 million in aggregate principal amount of its Floating Rate Notes due 2015 and $230.0 million in aggregate principal amount of its PIK Toggle Notes due 2015 (The PIK Toggle Notes and the Floating Rate Notes are collectively referred to as the “Notes”).  Concurrently with the closing of the Acquisition, Merger Sub merged with and into the Company, which was the surviving corporation and the Company assumed Merger Sub’s obligations with respect to the Notes and related Second Lien Senior Indenture.

The Agreement and Plan of Merger, dated as of April 15, 2007, by and among the Company, Parent and Merger Sub and related documents resulted in the occurrence of the events outlined in Note 5 in Part I of this Form 10-Q, which we collectively refer to as the “Transaction” or the “Acquisition.”

Although the Company continued as the surviving legal entity after the Acquisition, the accompanying statements of operations and cash flows present our results of operations and cash flows for the periods preceding the Acquisition (“predecessor”) and the periods succeeding the Acquisition (“successor”), respectively.  All references to the three and nine months ended September 30, 2006 and for the five months ended May 31, 2007 refer to our predecessor results.  All references to the three and four months ended September 30, 2007 refer to our successor results.

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

We have prepared our discussion of the results of operations for the three months and nine months ended September 30, 2007 and 2006 by comparing the results of operations of the predecessor for the three months and nine months ended September 30, 2006 to those of the successor for the three and four months ended September 30, 2007 and those of the predecessor for the five months ended May 31, 2007.

We present the non-GAAP financial measure gross margin, before purchase accounting adjustments, because we use this measure to monitor and evaluate the performance of our business and believe that the presentation of this measure will enhance users’ ability to analyze trends in our business and evaluate our performance relative to other companies in our industry.  A reconciliation of the non-GAAP financial measure to its equivalent GAAP measure is included in the respective tables.

Medical Equipment Outsourcing Segment - Manage & Utilize

Our flagship business is our Medical Equipment Outsourcing segment, which accounted for $50.0 million, or approximately 76.7% of our revenues for the third quarter of 2007, $66.7 million, or approximately 76.8% of our revenues for the four months ended September 30, 2007 and $84.9 million, or approximately 78.9% of our revenues for the five months ended May 31, 2007.  We own approximately 191,000 pieces of movable medical equipment, primarily in the categories of respiratory therapy, newborn care, critical care, patient monitors, and specialty beds and pressure area management.  In our outsourcing programs, we provide our customers with the use of movable medical equipment for patient care use.  We perform regular and preventative maintenance on the equipment and retain detailed records for documentation.  We are responsible for all repairs, testing and cleaning of the equipment. Our service includes prompt replacement of any non-working equipment and the flexibility to upgrade technology as a customer’s product of choice changes.  We have three primary outsourcing programs:

•	Supplemental (Peak Needs) Outsourcing;
•	Long-Term Outsourcing; and
•	the Asset Management Partnership Program (“AMPP”).

In March 2007, we entered into an agreement with Stryker Medical (“Stryker”), a division of Stryker Corporation, a major manufacturer of beds, stretchers and support surfaces, to provide their equipment to our customers for rent.  Under this exclusive arrangement, Stryker retains ownership of the equipment and we share with Stryker the rental revenues we generate from our customers.

In October 2007, we entered into an agreement with the Advance Wound Management Division of Smith & Nephew, Inc. (“Smith & Nephew”), a global leader in arthroscopy and advanced wound management, to be the exclusive rental provider of the EZCARE™ and V1STA™ product systems to the acute care market in the continental United States, excluding certain grandfathered accounts.  Under this agreement, Smith & Nephew retains ownership of the equipment and we share with Smith & Nephew the rental revenues we generate from our customers.

Given our scale and rental infrastructure, we believe that other equipment manufacturers may seek to enter into similar arrangements with us in the future enabling additional opportunities for growth with existing as well as new customers.

We have contracts in place with many of the leading national GPOs for both the acute care and alternate site markets.  We also have agreements directly with national acute care and alternate site providers. We expect much of our future growth in this segment to be driven by our customers outsourcing more of their movable medical equipment needs and taking full advantage of our expanded offering of Long- Term Outsourcing agreements and AMPPs.

Technical and Professional Services Segment - Plan & Acquire; Maintain & Repair

Our Technical and Professional Services segment accounted for $11.1 million, or approximately 17.0%, of our revenues for the third quarter of 2007, $14.7 million, or approximately 17.0% of our revenues for the four months ended September 30, 2007 and $14.8 million, or approximately 13.8% of our revenues for the five months ended May 31, 2007.  We leverage our more than 65 years of experience and our extensive equipment database in repairing and maintaining medical equipment.  We offer a broad range of inspection, preventative maintenance, repair, logistic and consulting services through our team of over 325 technicians and professionals located in our nationwide network of district offices and service centers.  Our technical and professional service offerings are less capital intensive than our Medical Equipment Outsourcing segment, and provide a complementary alternative for customers that wish to own their medical equipment, but lack the expertise, funding or scale to perform maintenance, repair and analytical functions.  As part of our strategy to grow our Technical and Professional Services segment, we acquired the assets of the ICMS division of Intellamed on April 1, 2007.

Medical Equipment Sales and Remarketing Segment - Redeploy & Remarket

Our Medical Equipment Sales and Remarketing segment accounted for $4.1 million, or approximately 6.3% of our revenues for the third quarter of 2007, $5.4 million, or approximately 6.2% of our revenues for the four months ended September 30, 2007 and $7.9 million, or approximately 7.3% of our revenues for the five months ended May 31, 2007.  This segment includes three business activities:

Medical Equipment Remarketing and Disposal. We are one of the nation’s largest buyers and sellers of pre-owned movable medical equipment.  We also remarket used medical equipment to hospitals, alternate care providers, veterinarians and equipment brokers.  We offer a wide range of equipment from our standard movable medical equipment to diagnostic, ultrasound and x-ray equipment.

Specialty Medical Equipment Sales and Distribution. We use our national infrastructure to provide sales and distribution for manufacturers of specialty medical equipment on a limited and exclusive basis.  We currently sell equipment in many product lines including, but not limited to, continuous passive motion machines, patient monitors, patient transfer systems and infant security systems.

Sales of Disposables. We offer our customers single use disposable items.  Most of these items are used in connection with our outsourced equipment.  Although we do not view this as a core growth business, we offer these products as a convenience to customers and to complement our full medical equipment lifecycle offerings.

RESULTS OF OPERATIONS

The following discussion addresses:

•	our financial condition as of September 30, 2007;
•	the results of operations for the three and four months ended September 30, 2007 and the five months ended May 31, 2007 and for the three and nine months ended September 30, 2006; and
•	the cash flows for the four months ended September 30, 2007, the five months ended May 31, 2007 and for the nine months ended September 30, 2006.

This discussion should be read in conjunction with the financial statements included elsewhere in this Form 10-Q and the Management's Discussion and Analysis of Financial Condition and Results of Operations section included in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

In connection with the Transaction, the Company incurred significant indebtedness and is highly leveraged.  See “Liquidity and Capital Resources.”  In addition, the purchase price paid in connection with the Acquisition has been preliminarily allocated to state the acquired assets and liabilities at fair value.  The preliminary accounting adjustments increased the carrying value of our property and equipment and inventory, established intangible assets for our customer relationships, supply agreement, trade names and trademarks, technology database and non-compete agreements and revalued our long-term benefit plan obligations, among other things.  Subsequent to the Transaction, interest expense, non-cash depreciation and amortization charges have significantly increased.  As a result, our successor financial statements subsequent to the Transaction are not comparable to our predecessor financial statements.

The following tables provide a summary of selected financial data as a percentage of total revenues for all periods presented:

	Quarter-to-Date
	Percent of Total Revenues
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2007	2006
Revenue	(Successor)	(Predecessor)
Medical equipment outsourcing	76.7%	77.6%
Technical and professional services	17.0	13.7
Medical equipment sales and remarketing	6.3	8.7
Total revenues	100.0%	100.0%

Cost of Revenue
Cost of medical equipment outsourcing	28.1	27.2
Cost of technical and professional services	12.5	9.6
Cost of medical equipment sales and remarketing	5.5	6.8
Movable medical equipment depreciation	21.7	17.3
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and
remarketing	67.8	60.9
Gross margin	32.2	39.1

Selling, general and administrative	31.8	28.6
Transaction and related costs	0.4	-
Operating income	-	10.5

Interest expense	17.2	14.3
Loss before income taxes	(17.2)	(3.8)

Provision (benefit) for income taxes	(6.6)	0.3
Net loss	(10.6)%	(4.1)%

	Year-to-date
	Percent of Total Revenues
	Four Months	Five Months	Nine Months
	Ended	Ended	Ended
	September 30,	May 31,	September 30,
	2007	2007	2006
Revenue	(Successor)	(Predecessor)	(Predecessor)
Medical equipment outsourcing	76.8%	78.9%	78.2%
Technical and professional services	17.0	13.8	13.8
Medical equipment sales and remarketing	6.2	7.3	8.0
Total revenues	100.0%	100.0%	100.0%

Cost of Revenue
Cost of medical equipment outsourcing	27.9	25.8	25.5
Cost of technical and professional services	12.3	9.4	9.5
Cost of medical equipment sales and remarketing	5.6	5.9	6.0
Movable medical equipment depreciation	21.6	17.2	16.5
Total costs of medical equipment outsourcing, technical and professional services and medical
equipment sales and remarketing	67.4	58.3	57.5
Gross margin	32.6	41.7	42.5

Selling, general and administrative	31.5	26.7	27.4
Transaction and related costs	0.3	25.0	-
Operating income (loss)	0.8	(10.0)	15.1

Interest expense	17.3	12.9	14.0
Loss on extinguishment of debt	1.2	20.8	-
Income (loss) before income taxes	(17.7)	(43.7)	1.1

Provision (benefit) for income taxes	(6.8)	0.5	0.4
Net income (loss)	(10.9)%	(44.2)%	0.7%

Results of Operations for the Third Quarter 2007 (successor) Compared to the Third Quarter 2006 (predecessor)

Medical Equipment Outsourcing Segment – Manage & Utilize
(in thousands)	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2007	2006
	(Successor)	(Predecessor)
Total revenue	$49,988	$42,361
Cost of revenue	18,314	14,822
Movable medical equipment depreciation	14,116	9,459
Gross margin	$17,558	$18,080

Gross margin %	35.1%	42.7%

Gross margin	$17,558	$18,080
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of moveable medical equipment	4,211	-
Gross margin, before purchase accounting adjustments	$21,769	$18,080

Gross margin %, before purchase accounting adjustments	43.5%	42.7%

Total revenue in the Medical Equipment Outsourcing was $50.0 and $42.4 million for the quarters ended September 30, 2007 and 2006, respectively.  During the quarter ended September 30, 2007, we were successful in adding approximately 125 outsourcing customers through organic and competitive takeaway in our acute care and AMPP customer base and generating incremental business from new and existing technology in our fleet.

Total cost of revenue in the segment was $18.3 and $14.8 for the quarters ended September 30, 2007 and 2006, respectively.  Cost of revenue in this segment relates primarily to employee related expenses, equipment repair and maintenance charges related to our movable medical equipment fleet, occupancy and freight charges.  Cost of revenue for the quarter ended September 30, 2007 includes $0.6 million of purchase accounting adjustments, primarily related to losses on disposals of equipment which was revalued in conjunction with the Transaction.  During the quarter ended September 30, 2007, we experienced robust rental demand from new and existing customers and incurred additional repair and maintenance and other expenses associated with increased rental activity.

Movable medical equipment depreciation was $14.1 and $9.5 million for the quarters ended September 30, 2007 and 2006, respectively.  During the quarter ended September 30, 2007, we experienced increased movable medical equipment purchases to meet customer demand.  In addition, movable medical depreciation for the quarter ended September 30, 2007 includes $3.6 million of charges relating to purchase accounting adjustments.

Gross margin percentage for the Medical Equipment Outsourcing segment was 35.1% and 42.7% for the quarters ended September 30, 2007 and 2006, respectively.  Gross margin percentage for the quarter ended September 30, 2007 was negatively impacted by purchase accounting adjustments relating primarily to our movable medical equipment fleet.

Gross margin percentage, before purchase accounting adjustments, was 43.5% and 42.7% for the quarters ended September 30, 2007 and 2006, respectively.

Technical and Professional Services Segment – Plan & Acquire; Maintain & Repair
(in thousands)	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2007	2006
	(Successor)	(Predecessor)
Total revenue	$11,098	$7,459
Cost of revenue	8,158	5,235
Gross margin	$2,940	$2,224

Gross margin %	26.5%	29.8%

Gross margin	$2,940	$2,224
Purchase accounting adjustments, primarily non-cash charges related to favorable lease commitments	7	-
Gross margin, before purchase accounting adjustments	$2,947	$2,224

Gross margin %, before purchase accounting adjustments	26.6%	29.8%

Total revenue in the Technical and Professional Services segment was $11.1 and $7.5 million for the quarters ended September 30, 2007 and 2006, respectively.  Revenue for the quarter ended September 30, 2007 includes results from our acquisition of the assets of the ICMS division of Intellamed on April 1, 2007 and was also negatively impacted due to continued sales force attention on converting new customers in our medical equipment outsourcing segment, as well as selected contract terminations.

Total cost of revenue in the segment was $8.2 and $5.2 million for the quarters ended September 30, 2007 and 2006, respectively.  Cost of revenue consists primarily of employee related expense, occupancy charges and vendor expenses.  Cost of revenue for the quarter ended September 30, 2007 includes additional employee related and vendor expenses related to our acquisition of the ICMS division of Intellamed.

Gross margin percentage for the Technical and Professional Services segment was 26.5% and 29.8% for the quarters ended September 30, 2007 and 2006, respectively.  The decline in the quarter ended September 30, 2007 is primarily attributable to lower gross margin percentage results from the acquisition of the assets of the ICMS division of Intellamed.

Medical Equipment Sales and Remarketing Segment – Redeploy & Remarket
(in thousands)	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2007	2006
	(Successor)	(Predecessor)
Total revenue	$4,097	$4,749
Cost of revenue	3,610	3,704
Gross margin	$487	$1,045

Gross margin %	11.9%	22.0%

Gross margin	$487	$1,045
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of inventories and our movable medical equipment fleet	380	-
Gross margin, before purchase accounting adjustments	$867	$1,045

Gross margin %, before purchase accounting adjustments	21.2%	22.0%

Total revenue in the Medical Equipment Sales and Remarketing segment was $4.1 and $4.7 million for the quarters ended September 30, 2007 and 2006, respectively.  Robust rental demand diverted equipment for sale to our medical equipment outsourcing segment during the quarter ended September 30, 2007.

Total cost of revenue in the segment was $3.6 and $3.7 million for the quarters ended September 30, 2007 and 2006, respectively.  Cost of revenue in this segment consists primarily of cost of inventory, equipment sold and occupancy charges.  During the quarter ended September 30, 2007, purchase accounting adjustments of $0.4 million, primarily related to the increase in the carrying amount of inventory ($0.1 million) and movable medical equipment ($0.3 million), impacted cost of revenue.

Gross margin percentage for the Medical Equipment Sales and Remarketing segment was 11.9% and 22.0% for the quarters ended September 30, 2007 and 2006, respectively.  Purchase accounting adjustments impacted the gross margin percentage for the quarter ended September 30, 2007.

Gross margin percentage before purchase accounting adjustments for the Medical Equipment Sales and Remarketing segment was 21.1% and 22.0% for the quarters ended September 30, 2007 and 2006, respectively.  Margins and activity in this segment fluctuate based on equipment availability and the transactional size and nature of the business.

Selling, General and Administrative, Transaction and Related Costs and Interest Expense

(in thousands)	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2007	2006
	(Successor)	(Predecessor)
Selling, general and administrative	$20,741	$15,633
Transaction and related costs	237	-
Interest expense	11,231	7,819

Selling, General and Administrative

Selling, general and administrative expense was $20.7 and $15.6 million for the quarters ended September 30, 2007 and 2006, respectively.  Selling, general and administrative expenses consist primarily of employee-related expenses, professional fees, occupancy charges, bad debt expense and depreciation and amortization.  Expenses during the quarter ended September 30, 2007 include $4.0 million of charges related to the amortization of our intangible assets which were recorded at fair value in connection with the Transaction and non-cash stock-based compensation expense related to the 2007 Stock Option Plan of Parent of $1.0 million.  Expenses during the quarter ended September 30, 2006 include $0.4 million related to our 2003 Stock Option Plan.  Selling, general and administrative expense as a percentage of total revenue was 31.8% and 28.6% for the quarters ended September 30, 2007 and 2006, respectively.

Transaction and Related Costs

We incurred $0.2 million of expenses in connection with the Transaction during the quarter ended September 30, 2007.  These expenses consisted primarily of accounting and legal charges.

Interest Expense

Interest expense was $11.2 and $7.8 million for the quarters ended September 30, 2007 and 2006, respectively.  Interest expense during the quarter ended September 30, 2007 includes interest charges related to the increased debt issued in connection with the Transaction, partially offset by lower average interest rates.

Income Taxes

Income tax (benefit) expense was ($4.3) and $0.1 million for the quarters ended September 30, 2007 and 2006, respectively.  The Company moved from a net deferred tax asset position prior to the Transaction, where tax expense related primarily to minimum state taxes due to valuation allowances established for net operating losses not recognized, to a net deferred tax liability position after the Transaction.  Management believes the valuation allowance is no longer necessary as we determined that it was more likely than not that the benefits of these deferred tax assets will be realized.

Net Loss

Net loss was $6.9 and $2.2 million for the quarters ended September 30, 2007 and 2006, respectively.  Net loss for the quarter ended September 30, 2007 was impacted by Transaction related purchase accounting adjustments and interest associated with our Notes, partially offset by robust revenues in our Medical Equipment Outsourcing Segment and income tax benefit.

Results of Operations for the Four Months Ended September 30, 2007 (successor) and Five Months Ended May 31, 2007 (predecessor) compared to the Nine Months Ended September 30, 2007 (predecessor)

Medical Equipment Outsourcing Segment – Manage & Utilize
(in thousands)	Four Months	Five Months	Nine Months
	Ended	Ended	Ended
	September 30,	May 31,	September 30,
	2007	2007	2006
	(Successor)	(Predecessor)	(Predecessor)
Total revenue	$66,683	$84,855	$131,079
Cost of revenue	24,230	27,694	42,762
Movable medical equipment depreciation	18,748	18,512	27,659
Gross margin	$23,705	$38,649	$60,658

Gross margin %	35.5%	45.5%	46.3%

Gross margin	$23,705	$38,649	$60,658
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of moveable medical equipment	5,721	-	-
Gross margin, before purchase accounting adjustments	$29,426	$38,649	$60,658

Gross margin %, before purchase accounting adjustments	44.1%	45.5%	46.3%

Total revenue in the Medical Equipment Outsourcing was $66.7, $84.9 and $131.1 million for the four months ended September 30, 2007, five months ended May 31, 2007 and nine months ended September 30, 2006, respectively.  During the four months ended September 30, 2007 and five months ended May 31, 2007, we were successful in adding approximately 200 and 300 outsourcing customers, respectively, through organic and competitive takeaway in our acute care and AMPP customer base.  During each of the aforementioned 2007 periods we also generated incremental business from new and existing technology in our fleet.

Total cost of revenue in the segment was $24.2, $27.7 and $42.8 million for the four months ended September 30, 2007, five months ended May 31, 2007 and nine months ended September 30, 2006, respectively.  Cost of revenue in this segment relates primarily to employee related expenses, equipment repair and maintenance charges related to our movable medical equipment fleet, occupancy and freight charges.  Cost of revenue for the four months ended September 30, 2007 includes $0.7 million of charges relating to losses on disposals of equipment which was revalued in conjunction with the Transaction.  During each of the aforementioned 2007 periods, we experienced robust rental demand from new and existing customers and incurred additional repair and maintenance and other expenses associated with increased rental activity.

Movable medical equipment depreciation was $18.7, $18.5 and $27.7 million for the four months ended September 30, 2007, five months ended May 31, 2007 and nine months ended September 30, 2006, respectively.  During each of the aforementioned 2007 periods we experienced increased movable medical equipment purchases to meet customer demand.  Movable medical equipment depreciation for the four months ended September 30, 2007 includes $5.0 million of charges relating to purchase accounting adjustments.  In May 2007, we determined that certain pieces of respiratory equipment in our movable medical equipment fleet were impaired as defined by SFAS 144, Accounting for the Disposal of Long-Lived Assets, and we wrote-off all $0.9 million of this equipment’s remaining net book value.

Gross margin percentage for the Medical Equipment Outsourcing segment was 35.5%, 45.5% and 46.3% for the four months ended September 30, 2007, five months ended May 31, 2007 and nine months ended September 30, 2006, respectively.  Gross margin percentage for the four months ended September 30, 2007 was negatively impacted by purchase accounting adjustments relating primarily to our movable medical equipment fleet.  During each of the aforementioned 2007 periods, lower pricing related to new GPO contracts, higher labor costs and increased depreciation had a negative impact on margins.

Gross margin percentage, before purchase accounting adjustments was 44.1%, 45.5% and 46.3% for the four months ended September 30, 2007, five months ended May 31, 2007 and nine months ended September 30, 2006, respectively.  During each of the aforementioned 2007 periods, lower pricing related to new GPO contracts, higher labor costs and increased depreciation had a negative impact on margins.

Technical and Professional Services Segment – Plan & Acquire; Maintain & Repair
(in thousands)	Four Months	Five Months	Nine Months
	Ended	Ended	Ended
	September 30,	May 31,	September 30,
	2007	2007	2006
	(Successor)	(Predecessor)	(Predecessor)
Total revenue	$14,728	$14,800	$23,128
Cost of revenue	10,684	10,124	15,942
Gross margin	$4,044	$4,676	$7,186

Gross margin %	27.5%	31.6%	31.1%

Gross margin	$4,044	$4,676	$7,186
Purchase accounting adjustments, primarily non-cash charges related to favorable lease commitments	12	-	-
Gross margin, before purchase accounting adjustments	$4,056	$4,676	$7,186

Gross margin %, before purchase accounting adjustments	27.5%	31.6%	31.1%

Total revenue in the Technical and Professional Services segment was $14.7, $14.8 and $23.1 million for the four months ended September 30, 2007, five months ended May 31, 2007 and nine months ended September 30, 2006, respectively.  Revenue for the four months ended September 30, 2007 and five months ended May 31, 2007 include results from our acquisition of the assets of the ICMS division of Intellamed on April 1, 2007 and were negatively impacted due to continued sales force attention on converting new customers in our medical equipment outsourcing segment as well as selected contract terminations.

Total cost of revenue in the segment was $10.7, $10.1 and $15.9 million for the four months ended September 30, 2007, five months ended May 31, 2007 and nine months ended September 30, 2006, respectively.  Cost of revenue consists primarily of employee related expenses, vendor expenses and occupancy charges.  Cost of revenue for the four months ended September 30, 2007 and five months ended May 31, 2007 include additional employee related and vendor expenses related to our acquisition of the assets of the ICMS division of Intellamed on April 1, 2007.

Gross margin percentage for the Technical and Professional Services segment was 27.5%, 31.6% and 31.1% for the four months ended September 30, 2007, five months ended May 31, 2007 and nine months ended September 30, 2006, respectively.  The decline for the four months ended September 30, 2007 is primarily attributable to lower gross margin percentage results from the acquisition of the assets of the ICMS division of Intellamed.

Medical Equipment Sales and Remarketing Segment – Redeploy & Remarket
(in thousands)	Four Months	Five Months	Nine Months
	Ended	Ended	Ended
	September 30,	May 31,	September 30,
	2007	2007	2006
	(Successor)	(Predecessor)	(Predecessor)
Total revenue	$5,374	$7,867	$13,472
Cost of revenue	4,822	6,366	10,140
Gross margin	$552	$1,501	$3,332

Gross margin %	10.3%	19.1%	24.7%

Gross margin	$552	$1,501	$3,332
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of inventories	523	-	-
Gross margin, before purchase accounting adjustments	$1,075	$1,501	$3,332

Gross margin %, before purchase accounting adjustments	20.0%	19.1%	24.7%

Total revenue in the Medical Equipment Sales and Remarketing segment was $5.4, $7.9 and $13.5 million for the four months ended September 30, 2007, five months ended May 31, 2007 and nine months ended September 30, 2006, respectively.  Robust rental demand diverted equipment for sale to our medical equipment outsourcing segment during each of the aforementioned 2007 periods.

Total cost of revenue in the segment was $4.8, $6.4 and $10.1 million for the four months ended September 30, 2007, five months ended May 31, 2007 and nine months ended September 30, 2006, respectively.  Cost of revenue in this segment consists primarily of cost of inventory and equipment sold and occupancy charges.  During the four months ended September 30, 2007, purchase accounting adjustments of $0.5 million, primarily related to the increase in the carrying amount of inventory ($0.2 million) and movable medical equipment ($0.3 million), impacted cost of revenue.

Gross margin percentage for the Medical Equipment Sales and Remarketing segment was 10.3%, 19.1% and 24.7% for the four months ended September 30, 2007, five months ended May 31, 2007 and nine months ended September 30, 2006, respectively.  The impact of purchase accounting adjustments impacted gross margin percentage for the four months ended September 30, 2007.  Margins during each of the aforementioned 2007 periods were negatively impacted by larger individual sales with lower margins.

Gross margin percentage, before purchase accounting adjustments, for the Medical Equipment Sales and Remarketing segment were 20.0%, 19.1% and 24.7% for the four months ended September 30, 2007, five months ended May 31, 2007 and nine months ended September 30, 2006, respectively.  Margins and activity in this segment will fluctuate based on the transactional nature of the business.

Selling, General and Administrative, Transaction and Related Costs, Interest Expense and Loss on Extinguishment of Debt

(in thousands)	Four Months	Five Months	Nine Months
	Ended	Ended	Ended
	September 30,	May 31,	September 30,
	2007	2007	2006
	(Successor)	(Predecessor)	(Predecessor)
Selling, general and administrative	$27,345	$28,692	$45,977
Transaction and related costs	237	26,891	-
Interest expense	15,031	13,829	23,523
Loss on extinguishment of debt	1,041	22,396	-

Selling, General and Administrative

Selling, general and administrative expense was $27.3, $28.7 and $46.0 million for the four months ended September 30, 2007, five months ended May 31, 2007 and nine months ended September 30, 2006, respectively.  Selling, general and administrative expenses consist primarily of employee-related expenses, professional fees, occupancy charges, bad debt expense and depreciation and amortization.  Expenses during the four months ended September 30, 2007 include $5.4 million of charges related to the amortization of our intangible assets which were recorded at fair value in connection with the Transaction and non-cash stock-based compensation expense related to the 2007 Stock Option Plan of Parent of $1.4 million.  Expenses during the five months ended May 31, 2007 and nine months ended September 30, 2006, each include $1.2 million of expense related to our 2003 Stock Option Plan.  Selling, general and administrative expense as a percentage of total revenue was 31.5%, 26.7% and 27.4% for the four months ended September 30, 2007, five months ended May 31, 2007 and nine months ended September 30, 2006, respectively.

Transaction and Related Costs

We incurred $0.2 and $26.9 million of expenses in connection with the Transaction during the four months ended September 30, 2007 and five months ended May 31, 2007, respectively.  During the four months ended September 30, 2007, these expenses consisted primarily of accounting and legal fees.  During the five months ended May 31, 2007, these expenses consisted primarily of accounting, legal, investment banking advisory and restructuring expenses totaling $13.7 million, expensed BSMB fees of $6.5 million and stock-based compensation expense related to the accelerated vesting of options under our 2003 Stock Option Plan of $6.7 million.

Interest Expense

Interest expense was $15.0, $13.8 and $23.5 million for the four months ended September 30, 2007, five months ended May 31, 2007 and nine months ended September 30, 2006, respectively.  Interest expense during the four months ended September 30, 2007 included interest charges related to the increased debt issued in connection with the Transaction, partially offset by lower average interest rates.

Loss on Extinguishment of Debt

During the four months ended September 30, 2007, we incurred $1.0 million of expense related to the purchase of $15.0 million of our 10.125% Senior Notes.  The expense consisted of a call premium of $0.7 million and the write-off of $0.3 million of unamortized deferred financing costs.

During the five months ended May 31, 2007, we incurred $22.4 million of expense related to the purchase of $235.0 million of our 10.125% Senior Notes and the termination of our Amended Credit Agreement.  The expense consisted of call premiums of $16.1 million related to our 10.125% Senior Notes and the write-off of $6.3 million of unamortized deferred financing costs related to our 10.125% Senior Notes and Amended Credit Agreement.

Income Taxes

Income tax (benefit) expense was $(5.9), $0.5 and $0.5 million for the four months ended September 30, 2007, five months ended May 31, 2007 and nine months ended September 30, 2006, respectively.  The Company moved from a net deferred tax asset position prior to the Transaction, where tax expense related primarily to minimum state taxes due to valuation allowances established for net operating losses not recognized, to a net deferred tax liability position after the Transaction.  Management believes the valuation allowance is no longer necessary as we determined that it was more likely than not that the benefits of these deferred tax assets will be realized.

Net Income (Loss)

Net income (loss) was $(9.5), $(47.5) and $1.2 million for the four months ended September 30, 2007, five months ended May 31, 2007 and nine months ended September 30, 2006, respectively.  Net loss for the four months ended September 30, 2007 was impacted by Transaction related purchase accounting adjustments and interest associated with our Notes, partially offset by robust revenues in our Medical Equipment Outsourcing Segment and income tax benefit.  Net loss for the five months ended May 31, 2007, was impacted by $26.9 million of transaction and related costs and $22.4 million of loss on the extinguishment of debt.

EBITDA

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was $26.5, $(10.3) and $58.9 million for the four months ended September 30, 2007, five months ended May 31, 2007 and nine months ended September 30, 2006, respectively.  EBITDA for the four months ended September 30, 2007 was primarily impacted by purchase accounting adjustments related to the Transaction and loss on the extinguishment of debt.  EBITDA for the five months ended May 31, 2007, was primarily impacted by transaction and related expenses and loss on the extinguishment of debt.  Both 2007 periods benefited from robust customer demand in our movable medical equipment outsourcing segment.

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

	Four Months	Five Months	Nine Months
	Ended	Ended	Ended
(in thousands)	September 30,	May 31,	September 30,
	2007	2007	2006
	(Successor)	(Predecessor)	(Predecessor)
Net cash provided by (used in) operating activities	$(5,136)	$34,318	$43,610
Changes in operating assets and liabilities	21,124	(27,711)	(5,773)
Other and non-cash expenses	1,401	(31,258)	(3,002)
Income tax expense	(5,898)	492	522
Interest expense	15,031	13,829	23,523
EBITDA	$26,522	$(10,330)	$58,880

Supplemental Information:	Four Months	Five Months	Nine Months
(dollars in thousands)	Ended	Ended	Ended
	September 30,	May 31,	September 30,
	2007	2007	2006
	(Successor)	(Predecessor)	(Predecessor)

EBITDA	$26,522	$(10,330)	$58,880

Net cash provided by (used in) operating activities	$(5,136)	$34,318	$43,610
Net cash used in investing activities	(348,885)	(48,060)	(31,973)
Net cash provided by (used in) financing activities	354,021	13,742	(11,637)
Movable medical equipment depreciation	18,748	18,512	27,659
Non-movable medical equipment depreciation	2,717	3,113	4,670

Other operating data:

Movable medical equipment owned (approximate units at end of period)	191,000	185,000	168,000
Offices (at end of period)	80	79	79
Number of outsourcing hospital customers (approximate number at end of period)	3,850	3,800	3,450
Number of total outsourcing customers (approximate number at end of period)	7,400	7,200	6,500

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

Net cash provided by (used in) operating activities was $(5.1), $34.3 and $43.6 million for the four months ended September 30, 2007, five months ended May 31, 2007 and nine months ended September 30, 2006, respectively.  During the four months ended September 30, 2007, net cash used in operating activities was impacted primarily by the payment of accrued expenses related to the Transaction.

Net cash used in investing activities was $348.9, $48.1 and $32.0 million for the four months ended September 30, 2007, five months ended May 31, 2007 and nine months ended September 30, 2006, respectively.  Net cash used in investing activities was impacted by the Acquisition of Universal Hospital Services, Inc. by Parent during the four months ended September 30, 2007.  During the five months ended May 31, 2007, net cash used in investing activities was impacted by the acquisition of the assets of the ICMS division of Intellamed and capital expenditures for movable medical equipment related to robust demand in our medical equipment outsourcing segment.

Net cash provided by (used in) financing activities was $354.0, $13.7 and $(11.6) million for the four months ended September 30, 2007, five months ended May 31, 2007 and nine months ended September 30, 2006, respectively.  During the four months ended September 30, 2007, net cash provided by financing activities benefited from the issuance of our Notes and cash equity contributions, partially offset by cash outlays related to the purchase of the debt of predecessor.

Based on the level of operating performance expected in 2007, we believe our cash from operations, together with additional borrowings under our senior secured credit facility, will meet our liquidity needs for the foreseeable future, exclusive of any borrowings that we may make to finance potential acquisitions.  However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could be adversely affected.  As of September 30, 2007, we had $132.7 million of unused borrowing availability under our senior secured credit facility based on a borrowing base of $135.0 million and after giving effect to $2.3 million used for letters of credit.  Our levels of borrowing are further restricted by the financial covenants set forth in our senior secured credit facility agreement and the second lien senior indenture governing our Notes, which covenants are summarized below.  As of September 30, 2007, the Company was in compliance with all covenants under the senior secured credit facility.

Contractual Obligations.  The following is a summary as of September 30, 2007, of our future contractual obligations:

(in thousands)	Payments due by period
Contractual Obligations	Total	October 1, 2007 to December 31, 2007	2008	2009-2010	2011-2012	2013 and beyond
Long-term debt principal obligations	$476,731	$798	$2,821	$2,874	$10,238	$460,000
Interest on Senior Notes	4,363	503	1,007	2,014	839	-
Interest on Notes (1)	269,093	19,849	40,400	80,799	80,799	47,246
Interest on capital lease obligations	520	89	253	174	4	-
Operating lease obligations	29,633	1,464	5,323	8,497	6,410	7,939
Purchase obligations	11,858	11,858	-	-	-	-
Pension obligations (2)	140	-	140	-	-	-
Total contractual obligations	$792,338	$34,561	$49,944	$94,358	$98,290	$515,185

Other commercial commitments:
Stand by letter of credit	$2,342	$-	$-	$-	$-	$-

(1)
In June 2007, we entered into an interest rate swap agreement that will be accounted for as a cash flow hedge.  The interest rate swap agreement is effective for periods beginning in December 2007 to May 2012.  Interest rates through the interest rate swap agreement period were prepared using our expected effective interest rate. Interest rates subsequent to the termination date of the interest rate swap agreement have not been included as we cannot reasonably estimate future interest payments (See “Interest Rate Swap” below.)

(2)	While our pension liability at September 30, 2007 was approximately $1.6 million, we cannot reasonably estimate required payments beyond 2008 due to changing actuarial and market conditions.

Financing Structure. Our major sources of funds are comprised of $230.0 million PIK Toggle Notes, $230.0 million Floating Rate Notes, $135.0 million senior secured credit facility and $9.9 million 10.125% Senior Notes.  In connection with the Transaction, we purchased a portion of our 10.125% Senior Notes and terminated our Amended Credit Agreement.

PIK Toggle Notes. On May 31, 2007, Merger Sub issued $230.0 million aggregate original principal amount of 8.50% / 9.25% PIK Toggle Notes under the Second Lien Senior Indenture with Wells Fargo Bank, National Association, as trustee.  See “Second Lien Senior Indenture” below.  At the closing of the Transaction, as the surviving corporation in the Acquisition, we assumed all the obligations of Merger Sub under the Second Lien Senior Indenture.

For any interest payment period through June 1, 2011, the Company may, at its option, elect to pay Cash Interest, PIK Interest or 50% Cash Interest and 50% PIK Interest. Cash Interest on the PIK Toggle Notes accrues at the rate of 8.50% per annum.  PIK Interest on the PIK Toggle Notes accrues at the rate of 9.25% per annum.  After June 1, 2011, the Company is required to make all interest payments on the PIK Toggle Notes entirely as Cash Interest.  All PIK Toggle Notes mature on June 1, 2015. Interest on the PIK Toggle Notes is payable semiannually in arrears on each June 1 and December 1, commencing on December 1, 2007.  As of September 30, 2007, we intend to make future payments in the form of Cash Interest.

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

Upon the occurrence of a change of control, each holder of the PIK Toggle Notes has the right to require the Company to repurchase some or all of such holder’s PIK Toggle Notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, and PIK Interest, if any, to the date of purchase.

Floating Rate Notes.  On May 31, 2007, Merger Sub issued $230.0 million aggregate original principal amount of Floating Rate Notes under the Second Lien Senior Indenture with Wells Fargo Bank, National Association, as trustee.  See “Second Lien Senior Indenture” below.  Interest on the Floating Rate Notes is reset for each semi-annual interest period and is calculated at the current LIBOR rate plus 3.375%.  At September 30, 2007, our LIBOR-based rate was 8.760%, which includes the credit spread noted above.  Interest on the Floating Rate Notes is payable semiannually, in arrears, on each June 1 and December 1, commencing on December 1, 2007.  At the closing of the Transaction, as the surviving corporation in the Acquisition, we assumed all the obligations of Merger Sub under the Second Lien Senior Indenture.  The Floating Rate Notes mature on June 1, 2015.

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

Upon the occurrence of a change of control each holder of the Floating Rate Notes has the right to require the Company to repurchase some or all of such holder’s Floating Rate Notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase.

Interest Rate Swap. In June 2007, we entered into an interest rate swap agreement for $230.0 million, which has the effect of converting our $230.0 of Floating Rate Notes to fixed interest rates.  The effective date for the interest rate swap agreement is December 2007, the beginning of the next semi-annual interest rate period; the expiration date is May 2012.

The interest rate swap agreement qualifies for cash flow hedge accounting under SFAS 133, Accounting for Derivative Instruments and Hedging Activities.  Both at inception and on an on-going basis, we must perform an effectiveness test.  In accordance with SFAS 133, the fair value of the interest rate swap agreement at September 30, 2007 is included as a cash flow hedge on our balance sheet.  The change in fair value was recorded as a component of accumulated other comprehensive loss on our balance sheet since the instrument was determined to be an effective hedge at September 30, 2007.  We do not expect any amounts to be reclassified into current earnings in the future due to ineffectiveness.

As a result of our interest rate swap agreement, we expect the effective interest rate on our $230.0 million Floating Rate Notes to be 9.065% from December 2007 through May 2012.

Second Lien Senior Indenture.  Our Notes are guaranteed, jointly and severally, on a second priority senior secured basis, by certain of our future domestic subsidiaries.  We do not currently have any subsidiaries.  The Notes are our second priority senior secured obligations and rank:

•
equal in right of payment with all of our existing and future unsecured and unsubordinated indebtedness, and effectively senior to any such unsecured indebtedness to the extent of the value of collateral;

•	senior in right of payment to all of our and our guarantor’s existing and future subordinated indebtedness;
•
effectively junior to our senior secured credit facility and other obligations that are secured by first priority liens on the collateral securing the Notes or that are secured by a lien on assets that are not part of the collateral securing the Notes, in each case, to the extent of the value of such collateral or assets; and

•	structurally subordinated to any indebtedness and other liabilities (including trade payables) of any of our future subsidiaries that are not guarantors.

The Second Lien Senior Indenture governing the Notes contains covenants that limit our and our guarantors’ ability, subject to certain definitions and exceptions, and certain of our future subsidiaries’ ability to:

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

The senior secured credit facility provides financing of up to $135.0 million, subject to a borrowing base calculated on the basis of certain of our eligible accounts receivable, inventory and equipment.  As of September 30, 2007, we had $132.7 million of unused borrowing availability under our senior secured credit facility based on a borrowing base of $135.0 million and after giving effect to $2.3 million used for letters of credit.

The senior secured credit facility matures on May 31, 2013.  Our obligations under the senior secured credit facility are secured by a first priority security interest in substantially all of our assets, excluding a pledge of our and Parent’s capital stock, any joint ventures and certain other exceptions.  Our obligations under the senior secured credit facility are unconditionally guaranteed by our Parent.

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

Borrowings under the senior secured credit facility accrue interest at our option:

•	At a per annum rate equal to 0.75% above the rate announced from time to time by the agent as the “prime rate” payable quarterly in arrears; or
•	At a per annum rate equal to 1.75% above the adjusted LIBOR rate used by the agent.

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

The senior secured credit facility also contains a financial covenant that is calculated if our available borrowing capacity is less than $15.0 million for a certain period.  Such covenant consists of a minimum ratio of trailing four-quarter EBITDA to cash interest expense, as defined in the credit agreement dated May 31, 2007.

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

10.125% Senior Notes. The Senior Notes mature on November 1, 2011.  Interest on the Senior Notes accrues at the rate of 10.125% per annum and is payable semiannually on each May 1 and November 1.  The Senior Notes are redeemable, at the Company’s option, in whole or in part of, on or after November 1, 2007, at specified redemption prices plus accrued interest to the date of redemption.

On May 17, 2007, we entered into a supplemental indenture to our Indenture governing our Senior Notes, dated as of October 17, 2003, between the Company and Wells Fargo Bank, National Association, as trustee.  The Indenture governs the terms of the Senior Notes.  The supplemental indenture amended the Indenture.

In May 2007, in connection with the Transaction, we tendered for all of our outstanding Senior Notes, pursuant to their terms.  On May 31, 2007, $235.0 million of our Senior Notes were purchased.  We paid $253.1 million, including a call premium of $16.1 million and accrued interest of $2.0 million to complete the purchase.  We used proceeds from the issuance of our Notes to redeem a portion of our Senior Notes.

The amendments set forth in the supplemental indenture (the “Amendments”) became operative after the Company purchased all of its Senior Notes validly tendered and not withdrawn pursuant to its tender offer and consent solicitation.  As of May 11, 2007, holders of Senior Notes representing an amount greater than a majority of the principal amount of outstanding Senior Notes had validly tendered their Senior Notes and consented to the execution of the supplemental indenture.  The Amendments eliminated from the Indenture:

•	requirements to file reports with the Securities and Exchange Commission;
•	requirements to pay taxes;
•	limitations on the Company to use defenses against usury;
•	limitation on restricted payments;
•	limitation on payment of dividends and other payment restrictions affecting subsidiaries;
•	limitations on incurrence of indebtedness and issuance of preferred stock;
•	limitations on asset sales and requirements to repurchase the Senior Notes with excess proceeds thereof;
•	limitations on affiliate transactions;
•	limitations on liens;
•	limitations on the businesses in which the Company and its subsidiaries may engage;
•	requirements to preserve corporate existence;
•	requirements to purchase the Senior Notes upon a change of control;
•	limitation on the issuance of guarantees of indebtedness;
•	limitations on the payments for consent from holders of Senior Notes;
•	limitations on mergers, consolidation and sale of assets with respect to the Company;,
•	limitations on mergers or consolidation of, or transfer of assets of, guarantors; and
•	certain events of default.

On June 13, 2007, we purchased an additional $15.1 million of our remaining Senior Notes, pursuant to their terms.  We paid $15.9 million of cash including a call premium of $0.7 million and accrued interest of $0.1 million to complete the purchase.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  This election is irrevocable.  The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact of SFAS 159, but believe the adoption of SFAS 159 will not have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 123(R) (“SFAS 158”).   SFAS 158 requires employers to recognize the under funded or over funded status of a defined benefit post retirement plan as an asset or liability in its statements of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income.  Additionally, SFAS 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position.  The provisions of SFAS 158 are effective as of the end of the fiscal year ending after June 15, 2007.  We are currently evaluating the impact of SFAS 158, but believe the adoption of SFAS 158 will not have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability.  Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007.  We believe the adoption of SFAS will not have a material impact on our financial position or results of operations.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: We believe statements in this Form 10-Q looking forward in time involve risks and uncertainties.  The following factors, among others, could adversely affect our business, operations and financial condition, causing our actual results to differ materially from those expressed in any forward-looking statements:

•	our history of net losses and substantial interest expense;
•	our need for substantial cash to operate and expand our business as planned;
•	our substantial outstanding debt and debt service obligations;
•	restrictions imposed by the terms of our debt; a decrease in the number of patients our customers are serving;
•	our ability to effect change in the manner in which healthcare providers traditionally procure medical equipment;
•	the absence of long-term commitments with customers; our ability to renew contracts with GPOs and IDNs;
•	changes in reimbursement rates and policies by third-party payors;
•	the impact of health care reform initiatives;
•	the impact of significant regulation of the health care industry and the need to comply with those regulations;

•	difficulties or delays in our continued expansion into certain of our businesses/geographic markets and developments of new businesses/geographic markets;
•	additional credit risks in increasing business with home care providers and nursing homes;
•	impacts of equipment product recalls or obsolescence; and
•	increases in vendor costs that cannot be passed through to our customers.

See the risk factors discussed under Part II, Item 1A of our quarterly report on Form 10-Q for the quarter ended June 30, 2007.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk is interest rate risk associated with our debt.  We use both fixed and variable rate debt as sources of financing.  At September 30, 2007, we had approximately $476.7 million of total debt outstanding.  After taking into account the effect of our interest rate swap agreement, we had no debt bearing variable rate interest.

In June 2007, we entered into an interest rate swap agreement for $230.0 million, which has the effect of converting our $230.0 of Floating Rate Notes to fixed interest rates.  The effective date for the interest rate swap agreement is December 2007, the beginning of the next semi-annual interest rate period; the expiration date is May 2012.

The interest rate swap agreement qualifies for cash flow hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).  Both at inception and on an on-going basis, we must perform an effectiveness test.  In accordance with SFAS 133 the fair value of the interest rate swap agreement at September 30, 2007 is included as a cash flow hedge on our balance sheet.  The change in fair value was recorded as a component of accumulated other comprehensive loss on our balance sheet since the instrument was determined to be an effective hedge at September 30, 2007.  We do not expect any amounts to be reclassified into current earnings in the future due to ineffectiveness.

As a result of our interest rate swap agreement, we expect the effective interest rate on our $230.0 million Floating Rate Notes to be 9.065% from December 2007 through May 2012.

As of September 30, 2007, we have no other material exposure to market risk.

Item 4.  Controls and Procedures

(a)           Evaluation of disclosure controls and procedures

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

(b)           Changes in internal control over financial reporting

During the first nine months of 2007, there has been no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we may become involved in litigation arising out of operations in the normal course of business.  As of September 30, 2007, we were not a party to any pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results, financial position, or cash flows.

Item 1A. Risk Factors

Our business faces many risks.  Any of the risks discussed elsewhere in this Form 10-Q or our other filings with the SEC, including our risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, could have a material impact on our business, financial condition or results of operations.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Gary D. Blackford Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Rex T. Clevenger Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2007
Universal Hospital Services, Inc.

By /s/ Gary D. Blackford
Gary D. Blackford,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)
By /s/ Rex T. Clevenger
Rex T. Clevenger,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)