Form 10-K
period 2007-12-31
UNIVERSAL HOSPITAL SERVICES INC
filed 2008-03-11
CIK 886171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒        Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporing company” in Rule 12b-2 of the Exchange Act. (Check one):

Larger accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The number of shares of common stock, $.01 par value, outstanding as of March 1, 2008 was 1,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORM 10-K TABLE OF CONTENTS

PART I

ITEM 1:  Business

OUR COMPANY

Universal Hospital Services, Inc. (“we”, “our”, the “Company”, or “UHS”) is the leading nationwide provider of medical equipment outsourcing and lifecycle services to the United States health care industry. Our customers include national, regional and local acute care hospitals, alternate site providers (such as nursing homes and home care providers) and medical equipment manufacturers.  Our diverse medical equipment outsourcing customer base includes more than 3,875 acute care hospitals and approximately 3,575 alternate site providers.  We also have relationships with more than 200 medical equipment manufacturers and many of the nation’s largest group purchasing organizations (“GPOs”) and integrated delivery networks (“IDNs”).  All of our services leverage our nationwide network of 80 offices and our more than 65 years of experience managing and servicing all aspects of medical equipment.  Our fees are paid directly by our customers rather than from direct reimbursement from third-party payors, such as private insurers or Medicare and Medicaid.  We commenced operations in 1939, originally incorporated in Minnesota in 1954 and reincorporated in Delaware in 2001.

On May 31, 2007, UHS Holdco, Inc. (“Parent”) acquired all of the outstanding capital stock of the Company for approximately $712.0 million in cash less debt, tender premium and accrued interest and capitalized leases per the terms of the Agreement and Plan of Merger, dated as of April 15, 2007, by and among the Company, Parent and Parent’s wholly owned subsidiary, Merger Sub and related documents resulted in the occurrence of the events outlined in Note 3 to our audited financial statements in Part IV of this Annual Report on Form 10-K which we collectively refer to as the “Transaction” or the “Acquisition.”  Parent is owned by affiliates of Bear Stearns Merchant Manager III, L.P. (together with its investing affiliates, “BSMB”) and certain members of our management, whom we collectively refer to as the “equity investors.”  Parent and Merger Sub were corporations formed by BSMB for the purpose of completing the Acquisition.

In conjunction with the Acquisition, the Company initiated a cash tender offer to purchase its $260.0 million outstanding aggregate principal amount of its 10.125% Senior Notes due 2011, which the Company completed for $235.0 million of such notes on May 31, 2007, and Merger Sub issued $230.0 million in aggregate principal amount of its Floating Rate Notes due 2015 and $230.0 million in aggregate principal amount of its PIK Toggle Notes due 2015 (The PIK Toggle Notes and the Floating Rate Notes are collectively referred to as the “Notes”).  Concurrently with the closing of the Acquisition, Merger Sub merged with and into the Company, which was the surviving corporation and the Company assumed Merger Sub’s obligations with respect to the Notes and related second lien senior indenture dated as of May 31, 2007, between us and Wells Fargo Bank, National Association, as trustee (“Second Lien Senior Indenture.”)

The Acquisition and the allocation of the purchase price to the opening balance sheet accounts of the successor have been recorded as of the beginning of the first day of our new accounting period (June 1, 2007).

Although the Company continued as the surviving legal entity after the Acquisition, the accompanying information presents our results preceding the Acquisition (“predecessor”) and the periods following the Acquisition (“successor”).  All references to the quarter and seven months ended December 31, 2007 refer to our successor results.  All references to the five months ended May 31, 2007 and years ended December 31, 2006, 2005, 2004 and 2003 refer to our predecessor results.

As the nation’s leading medical equipment lifecycle services company, we design and offer comprehensive solutions for our customers that reduce capital and operating expenses and increase equipment and staff productivity and support improved patient safety and outcomes.

We report our financial results in three segments to reflect how we manage our business. Our reporting segments consist of Medical Equipment Outsourcing, Technical and Professional Services, and Medical Equipment Sales and Remarketing. We evaluate the performance of our reporting segments based on gross margin and gross margin, before purchase accounting adjustments. The accounting policies of the individual reporting segments are the same as those of the entire company.  Our revenue, profits, and assets for our reporting segments for the prior three years are described in “Item 6 – Selected Financial Data.”

Technical and Professional Services Segment Medical Equipment Sales and Remarketing Segment	Medical Equipment Outsourcing Segment Technical and Professional Services Segment

Medical Equipment Outsourcing Segment - Manage & Utilize

Our flagship business is our Medical Equipment Outsourcing segment, which accounted for $119.8 million, or approximately 76.6%, of our revenues for the seven months ended December 31, 2007 and $84.9 million, or approximately 78.9%, of our revenues for the five months ended May 31, 2007.  This segment represented 78.6% and 77.7% of total revenue for the years ended December 31, 2006, and 2005, respectively.  As of December 31, 2007 we owned and managed approximately 211,000 pieces of medical equipment, primarily in the categories of respiratory therapy, newborn care, critical care, patient monitors, and specialty beds and pressure area management.  Historically, we have purchased and owned directly the equipment used in our medical equipment outsourcing programs.  In the past year, the Company has entered into “revenue sharing” agreements with key manufacturers of equipment where the manufacturers retain ownership of the equipment, but UHS takes possession and manages the rental of the equipment to customers.  The Company expects to enter into more of such arrangements in the future.  Such arrangements are less capital intensive for the Company.

We currently provide outsourcing services to more than 3,875 acute care hospitals in the United States, including some of the nation’s premier health care institutions.

We have contracts in place with the leading national GPOs for both the acute care and alternate site markets.  We also have agreements directly with national acute care and alternate site providers. We expect much of our future growth in this segment to be driven by our customers outsourcing more of their medical equipment needs and taking full advantage of our expanded offering of long-term outsourcing agreements and Asset Management Partnership Programs (“AMPPs”).

Our Medical Equipment Outsourcing Programs provide a range of services for our customers:

•                  Supplemental and Peak Needs Usage. Our basic outsourcing program is renting patient-ready, medical equipment to our customers on a supplemental or peak needs basis. Many of our customers have traditionally owned only the amounts and types of such equipment necessary to service their usual and customary patient census and their typical range of treatment offerings. Our customers rely on us to fulfill many of their equipment needs when they experience a spike or peak in patient census, do not have the resources to maintain their owned equipment in patient-ready condition or require equipment for less common treatments.  We rent equipment on a daily, monthly or pay-per-use basis.  Supplemental and peak needs activity is impacted by changes in hospital patient census and patient acuity, which typically fluctuate on a seasonal basis;

•                  Long-Term Outsourcing Agreements. We also offer our customers the opportunity to obtain medical equipment through long-term outsourcing agreements. By executing a long-term outsourcing agreement, our customers are able to secure the availability of an identified pool of patient-ready equipment and to pay for it on a monthly, yearly or pay-per-use basis; and

•                  Asset Management Partnership Programs. Our AMPP programs allow our customers to fully outsource the responsibilities and costs of effectively managing medical equipment at their facility, with the added benefit of enhancing equipment utilization. With UHS asset management, equipment types and quantities are adjusted to meet changes in patient census and acuity. Our employees work at the customers’ sites to integrate our equipment management process and proprietary management software technology tools into the customers’ day-to-day operations.  We assume full responsibility for delivering equipment where and when it is needed at the customer’s facility, removing equipment that is no longer in use and sanitizing, testing and repairing equipment between each patient use. We also perform required training and ‘‘in service’’ sessions to keep our customers’ staffs fully-trained and knowledgeable about the use and operation of key equipment.  As of December 31, 2007, we had 46 Asset Management Partnership Programs.

Our Medical Equipment Outsourcing Programs enable health care providers to replace the fixed costs of owning and/or leasing medical equipment with variable costs that are more closely related to their revenues and current equipment needs.  They also eliminate significant capital costs associated with equipment acquisitions.  The increased flexibility and services provided to our customers allows them to:

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

•                  reduce equipment obsolescence risk; and

•                  facilitate compliance with regulatory and recordkeeping requirements and manufacturers’ specifications on tracking and maintenance of medical equipment.

Technical and Professional Services Segment – Plan & Acquire; Maintain & Repair

Our Technical and Professional Services segment accounted for $26.4 million, or approximately 16.9%, of our revenues for the seven months ended December 31, 2007 and $14.8 million, or approximately 13.8%, of our revenue for the five months ended May 31, 2007.  This segment represented 13.5% and 13.7% of total revenue for the years ended December 31, 2006 and 2005, respectively.  We leverage our 65 plus years of experience and our extensive equipment database in repairing and maintaining medical equipment.  We offer a broad range of inspection, preventative maintenance, repair, logistic and consulting services through our team of over 325 technicians and professionals located throughout the United States in our nationwide network of offices.  As part of our strategy to grow our Technical and Professional Services segment, we acquired the assets of the ICMS division of Intellamed, Inc. on April 1, 2007.

Our Technical and Professional Services segment offerings are less capital intensive than our Medical Equipment Outsourcing segment and provide a complementary alternative for customers that wish to own their medical equipment but lack the expertise, funding or scale to perform maintenance, repair and analytical functions.

Our technicians are trained and certified on an ongoing basis directly by equipment manufacturers to enable them to be skilled in servicing a wide spectrum of medical equipment. They are required to maintain current certifications, to be trained across equipment lines and to refresh their training on a regular basis. We also operate a quality assurance department to develop and document our own quality standards for our equipment.  We utilize proprietary recordkeeping software to record these services and the records we maintain meet the applicable standards of The Joint Commission (formerly the Joint Commission on Accreditation of Healthcare Organizations or “JCAHO”), the National Fire Protection Association (“NFPA”) and the Food and Drug Administration (“FDA”). These maintenance records are available to our customers and to regulatory agencies to verify the maintenance of the equipment.  We have three primary service programs:

•                  Supplemental Maintenance and Repair Services.  We provide maintenance and repair services on a scheduled and unscheduled basis to supplement the customer’s current maintenance management practices.  As part of the supplemental and repair services, we provide service documentation that supports the customer’s regulatory reporting requirements.  Our maintenance and repair service offerings include fee-for-service arrangements, scheduled maintenance and inspection services, full service maintenance, inspection and repair services and vendor management services in which we manage the manufacturer and/or third-party vendors for service delivery, typically on laboratory and radiology equipment.

•                  Resident Biomedical Programs.  We also provide full and part-time resident-based equipment maintenance programs that deliver all the benefits of our supplemental maintenance and repair programs, but with the addition of our employees onsite, coordinated management of subcontractors and a broad range of equipment management consulting services. As of December 31, 2007, we had 121 resident biomedical programs within this segment.

•                  Consulting Services.  We provide equipment consulting services as part of our other equipment management programs or as stand alone services.  Some examples of our consulting services include technology baseline assessments, product comparison research and equipment utilization studies.

Customers

•                  Large Hospitals. We provide our services to large hospitals on a supplemental and fully outsourced basis. Our services are requested by in-house hospital biomedical departments on a supplemental basis because of our wealth of experience and expertise with medical equipment and to alleviate the increasing workload demands on their in-house departments.

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

Medical Equipment Sales and Remarketing Segment - Redeploy & Remarket

Our Medical Equipment Sales and Remarketing segment accounted for $10.2 million, or approximately 6.5%, of our revenues for the seven months ended December 31, 2007 and $7.9 million, or approximately 7.3%, of our revenues for the five months ended May 31, 2007. This segment represented 7.9% and 8.6% of total revenue for the years ended December 31, 2006 and 2005, respectively.  This segment includes three distinct business activities:

•                  Medical Equipment Remarketing and Disposal. We are one of the nation’s largest buyers and sellers of pre-owned medical equipment.  We also buy, source, remarket and dispose of pre-owned medical equipment for our customers through our Asset Recovery Program.  This program provides our customers with the ability to sell their unneeded assets for immediate cash or credit. We provide fair market value assessments and buy-out proposals on equipment the customer intends to trade-in for equipment upgrades so that the customer can evaluate the manufacturer’s offer.  Customers can also take advantage of our disposal services, pursuant to which we dispose of equipment that has no remaining economic value in a safe and environmentally appropriate manner, in all material respects.  We educate hospitals in evaluating and optimizing upgrades based on the changes in technology and market conditions for their current equipment.

UHS remarkets used medical equipment to hospitals, alternate care providers, veterinarians and equipment brokers.  This segment of our business focuses on providing solutions to customers that have capital budget dollars available. We offer a wide range of equipment from our standard medical equipment to diagnostic, ultrasound and x-ray equipment.

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

BUSINESS OPERATIONS

District Offices

We currently operate 80 district offices, which allows us to service customers throughout the United States.  Each district office maintains an inventory of equipment parts, supplies and other items tailored to accommodate the needs of individual customers within its geographical area.   Should additional or unusual equipment be required by one of our customers, a district office can draw upon the resources of all of our other districts.  With access to approximately 211,000 owned or managed pieces of equipment available for customer use, we can often obtain the necessary equipment within 24 hours.

Depending on the district office size and demands, our district offices are staffed by multi-disciplined teams of sales professionals, service representatives, customer account representatives and biomedical equipment technicians trained to provide the spectrum of services we offer our customers.

Centers of Excellence

Our district office network is supported by six strategically located Centers of Excellence that focus on providing more specialized depot technical services on a regional and national basis.  The Centers of Excellence also provide overflow support and specialized depot service functions for our district offices and customized depot service operations for our manufacturer customers.  All of our Centers of Excellence are registered to ISO 9001:2000 and ISO 13485:2003 standards as a quality commitment to our customers.

UHS National Sales and Service Offices

Centralized Functions

Our corporate office is located in Edina, Minnesota. We have centralized many of the key elements of our equipment and service offerings in order to maximize our operating efficiencies and uniformity of service.  Some of the critical aspects of our business that we have centralized include contract administration, purchasing, pricing, logistics and information technology.

Rental Equipment Fleet

We acquire medical equipment to meet our customers’ needs in six primary product areas: respiratory therapy, newborn care, critical care, patient monitors, wound care and beds/stretchers and surfaces.  We maintain one of the most technologically advanced equipment fleets in the industry, routinely acquiring new and pre-owned equipment to enhance our fleet.  Our specialized equipment portfolio managers evaluate new products each year to keep abreast of current market technology and to determine whether to add new products to our equipment fleet.  In making equipment purchases, we consider a variety of factors, including manufacturer credibility, repair and maintenance costs, anticipated user demand, equipment mobility and anticipated obsolescence.  Historically, we have purchased and owned directly the equipment used in our medical equipment outsourcing programs.  In the past year, the Company has entered into “revenue sharing” agreements with key manufacturers of equipment where the manufacturers retain ownership of the equipment, but UHS takes possession and manages the rental of the equipment to customers.  The Company expects to enter into more of such arrangements in the future.  Such arrangements are less capital intensive for the Company.  As of December 31, 2007, we owned or managed approximately 211,000 pieces of equipment available for use by our customers.

Our ten largest manufacturers of medical equipment supplied approximately 69% (measured in dollars spent) of our direct medical equipment purchases.  In 2007, our largest medical equipment supplier was Cardinal Health Inc., which accounted for approximately 13% of our medical equipment purchases.

We seek to ensure availability of equipment at favorable prices. We generally do not enter into long-term fixed price contracts with suppliers of our equipment.  We may receive price discounts related to the volume of our purchases. The purchase price we pay for equipment generally averages in the range of $1,000 to $35,000 per item.

OUR STRENGTHS

We believe our business model presents an attractive value proposition to our customers and has resulted in significant growth in recent years.  We service customers across the spectrum of the equipment lifecycle as a result of our position as one of the industry’s largest purchasers, outsourcers and resellers of medical equipment.

We attribute our historical success to, and believe that our potential for future growth comes from, the following strengths:

Unique position in the health care arena.  We believe that we are the only national company providing full medical equipment lifecycle services to the health care industry.  While we have competitors that may offer various stages of the lifecycle, none provide the comprehensive approach to customers that we do.  Our extensive and long-standing relationships with more than 3,875 hospitals, approximately 3,575 alternate site providers, over 200 medical equipment manufacturers and the nation’s most prominent GPOs and IDNs present a unique position in the health care arena.

We are uniquely positioned in the health care industry as a result of our:

•                  investment in our large and modern fleet of medical equipment;

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

Large, modern equipment fleet.  We own and manage an extensive, modern fleet of medical equipment, consisting of approximately 211,000 units available for rent to our customers. This modern equipment fleet, along with our quality assurance programs and tools, places us in a leadership position in the areas of quality and patient safety.  It also places us in a unique position to service “high end” acute care hospitals, such as teaching, research or specialty institutions that demand the most current technology to satisfy the increasingly complex needs of their patients.

Nationwide infrastructure.  We have a broad, nationwide service network coupled with focused and customized operations at the local level. Our extensive network of district offices and Centers of Excellence and our 24-hours-a-day, 365 days-a-year service capabilities enable us to compete effectively for large, national contracts as well as to drive growth regionally and locally.

Proprietary software and asset management tools.  We have used our more than 65 years of experience and our extensive database of equipment management information to develop sophisticated software technology and management tools.  These tools have allowed us to become a leader in meeting the demands of customers by delivering sophisticated asset management programs that we use to drive cost efficiencies, equipment productivity and better patient outcomes.  We believe that our continued and significant investment in new tools and technology will help us to continue to distinguish our self to the health care industry.

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

Proven management team.  We have an industry leading management team with significant depth of health care experience.  Our management team has successfully supervised the development of our competitive strategy, continually enhanced and expanded our service and product offerings, established our nationwide coverage and furthered our reputation as the industry’s service and quality leader.

Industry with favorable fundamentals.  Our business benefits from the overall favorable trends in health care in general and our segments in particular.  There is a fundamental shift in the needs of hospitals and alternate site providers from supplemental and peak needs supply of medical equipment to full equipment lifecycle asset management programs.  This move to full outsourcing is not unlike trends in similar services at hospitals including food service, laundry, professional staffing and technology.  The strong fundamentals in medical equipment outsourcing are being driven by the following trends:

•                  Favorable demographic trends.  According to the U.S. Census Bureau, individuals aged 65 and older in the United States comprise the fastest growing segment of the population.  This segment is expected to grow to approximately 72 million by 2030 with the first baby boomer turning 65 in 2011.  As a result, over time, the number of patients and the volume of hospital admissions are expected to grow.  The aging population and increasing life expectancy are driving demand for health care services.

•                  Increase in obesity.  The U.S. population is getting heavier, with 46 states now having obesity prevalence rates over 20%, compared to zero states with such rates in 1996 (Source: CDC U.S. Obesity Trends 1985-2006). Therefore, health care facilities must be prepared for the needs of obese and morbidly obese patients.

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

No direct third-party payor reimbursement risk.  Many health care providers rely on payment from patients or reimbursement from Medicare, Medicaid or other third-party payors. Our fees are paid directly by our customers, rather than by third-party payors, including Medicare, Medicaid, managed care organizations and indemnity insurers. Accordingly, our exposure to uncollectible patient or reimbursement receivables or Medicare or Medicaid reimbursement changes is reduced, as evidenced by our bad debt expense of approximately 0.5% and 0.2% of total revenues for the seven months ended December 31, 2007 and five months ended May 31, 2007, respectively.

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

•                  aggressively growing our less capital intensive technical and professional services, equipment sales and remarketing and outsourcing revenue share businesses;

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

COMPETITION

An analysis of our competition as it relates to our three business segments follows:

Medical Equipment Outsourcing Segment

We believe that the strongest competition to our outsourcing programs is the traditional purchase and lease alternatives for obtaining medical equipment. Currently, many acute care hospitals and alternate site providers view outsourcing primarily as a means of meeting short-term or peak supplemental needs, rather than as a long-term alternative to purchasing or leasing equipment and managing that equipment through its full lifecycle. Although we believe that we can demonstrate the cost-effectiveness of outsourcing patient-ready medical equipment and its management in the health care setting, we believe that many health care providers will continue to purchase or lease and manage internally a substantial portion of their medical equipment until they are educated in the advantages and efficiencies of outsourcing.

Our two largest national competitors in medical equipment outsourcing are Hill-Rom, a subsidiary of Hillenbrand Industries and Kinetic Concepts, Inc.  Our other competition consists of regional or local companies and some medical equipment manufacturers and dealers that provide equipment outsourcing to augment their medical equipment sales.  Local and regional companies often have difficulty maintaining equipment fleets with the latest technology available due to capital constraints and are frequently challenged by the lack of a full product offering.  As a result, most of those competitors tend to compete on price.

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

EMPLOYEES

We had 1,318 regular employees as of December 31, 2007, including 1,217 full-time and 101 part-time employees. Of such employees, 130 were sales representatives, 1,071 were operations personnel and 117 were employed in corporate support functions.

None of our employees are covered by a collective bargaining agreement, and we have experienced no work stoppages to date. We believe that our relations with our employees are good.

INTELLECTUAL PROPERTY

We use ‘‘UHS®’’ and the UHS logo in connection with our services and have registered these marks with the United States Patent and Trademark Office.  We use the “Equipment Lifecycle Services”sm, and the Equipment Lifecycle Services logo as service marks in connection with our services.  We have applied for federal trademark registration of the Equipment Lifecycle Services logo with the United States Patent and Trademark Office.  We also own the CHAMP® mark.  United States service mark registrations are generally for a term of 10 years, renewable every 10 years as the mark is used in the regular course of business.

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

MARKETING

We market our programs primarily through our direct sales force, which consisted of 130 professional sales representatives as of December 31, 2007.  Our direct sales force is organized into two regions and twelve sales divisions.  We support our direct sales force with product specialists, who provide expert support to our resident biomedical programs and specialty bed offerings.  Our national accounts team also supports our direct sales force through focusing on securing GPO, IDN and alternate care national and regional contracts.

We also market through our website, www.uhs.com, participation in numerous national and regional conventions and interaction with industry groups and opinion leaders.

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

REGULATORY MATTERS

Sarbanes-Oxley

There were no significant external costs incurred during 2007 or 2006 related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”).  We incurred third-party costs related to SOX compliance totaling $0.6 million in 2005.  On December 15, 2006, the Securities and Exchange Commission (“SEC”) announced that the compliance date for non-accelerated filers (such as UHS) to provide management’s assessment regarding internal control over financial reporting was extended to the first fiscal year ending on or after December 15, 2007.  On January 31, 2008, the SEC proposed that the compliance date for non-accelerated filers to file the auditor’s attestation report be extended to the first fiscal year ending on or after December 15, 2009.  If the proposal is not approved by the SEC, we will be required to file an auditor’s attestation report for fiscal year ending December 31, 2008.

Regulation of Medical Equipment

Our customers are subject to documentation and safety reporting regulations and standards with respect to the medical equipment they use, including those established by the FDA, the Joint Commission and the NFPA. Some states and municipalities also have similar regulations.

Our REDS and OEIS programs (see description under the heading “Intellectual Property” in Item 1 of this Annual Report on Form 10-K) are specifically designed to help customers meet documentation and reporting needs under such regulations and standards. We also monitor changes in regulations and standards and work to accommodate the needs of customers by providing specific product and manufacturer information upon request. Manufacturers of medical equipment are subject to regulation by agencies and organizations such as the FDA, Underwriters Laboratories and the NFPA. We believe that all medical equipment we outsource conforms to these regulations.

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

Besides the FDA, a number of states regulate medical device distributors and wholesalers either through pharmacy or device distributor licensure. Currently, we hold such licenses in 16 states. Some licensure regulations and statutes in additional states may apply to our activities. Although our failure to possess such licenses in these states for our existing operations may subject us to certain monetary fines, we do not believe the extent of such fines, in the aggregate, would be material to our liquidity, financial condition or results of operation.

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

Third-Party Reimbursement

Our fees are paid directly by our customers rather than through direct reimbursement from third-party payors, such as Medicare or Medicaid.  We do not bill the patient, the insurer or other third-party payors directly for services provided for hospital inpatients or outpatients.  Sometimes our customers are eligible to receive third-party reimbursement for our services. Consequently, the reimbursement policies of such third-party payors have a direct effect on the ability of health care providers to pay for our services and an indirect effect on our level of charges.   Also, in certain circumstances, third-party payors may take regulatory or other action against service providers even though the service provider does not receive direct reimbursement from third-party payors.

Hospitals and alternate site providers face cost containment pressures from public and private insurers and other managed care providers, such as health maintenance organizations, preferred provider organizations and managed fee-for-service plans, as these organizations continue to place controls on the reimbursement and utilization of health care services. We believe that these payors have followed or will follow the federal government in limiting the services that are reimbursed and in exerting downward preasure on prices. In addition to promoting managed care plans, employers are increasingly self funding their benefit programs and shifting costs to employees through increased deductibles, co-payments and employee contributions.  Hospitals and health care facilities are also experiencing an increase in unreimbursable care or “charity care” which causes increased economic pressures on these organizations.  We believe that these cost reduction efforts will place additional pressures on health care providers’ operating margins and will encourage efficient equipment management practices such as the use of our outsourcing and AMPP services.

Liability and Insurance

Although we do not manufacture any medical equipment, our business entails the risk of claims related to the outsourcing, sale and service of medical equipment.  In addition, our instruction of hospital employees with respect to the use of equipment and our professional consulting services are sources of potential claims.  We have not suffered a material loss due to a claim.  However, any such claim, if made, could have a material adverse effect on our business.  While we do not currently provide any services that entail or services directly with patients, expansion of services in the future could entail such activities and subject the Company to claims from patients.

We maintain a number of insurance policies, including commercial general liability coverage (product and premises liability insurance), automobile liability insurance, worker’s compensation insurance and professional liability insurance.  We also maintain excess liability coverage.  Our policies are subject to annual renewal.  We believe that our current insurance coverage is adequate.  Claims exceeding such coverage may be made and we may not be able to continue to obtain liability insurance at acceptable levels of cost and coverage.

ITEM 1A:  Risk Factors

Our business faces many risks.  Any of the risks discussed below, or elsewhere in this Form 10-K or our other filings with the SEC, could have a material impact on our business, financial condition or results of operations.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our indebtedness.

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

•                  place us at a competitive disadvantage compared to our competitors that have less leverage;

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

We require substantial cash to operate our Medical Equipment Outsourcing programs and service our debt. Our outsourcing programs require us to invest a significant amount of cash in medical equipment purchases. To the extent that such expenditures cannot be funded from our operating cash flow, borrowings under our senior secured credit facility or other financing sources, we may not be able to grow as currently planned. We currently expect that over the next twelve months, we will invest approximately $60.0 million in new and used medical equipment and other capital expenditures. This estimate is subject to numerous assumptions, including revenue growth, the number of AMPP signings, and any significant changes in GPO contracts.  In addition, a substantial portion of our cash flow from operations must be dedicated to servicing our debt and there are significant restrictions on our ability to incur additional indebtedness under the Second Lien Senior Indenture and the credit agreement governing our senior secured credit facility.

Primarily because of our debt service obligations and debt refinancing charges, we have had a history of net losses. If we consistently incur net losses, it could result in our inability to finance our business in the future. We had net income (loss) of $(16.1), $(47.5), $0.1 and $(1.6) million during the seven months ended December 31, 2007, five months ended May 31, 2007, and years ended December 31, 2006 and 2005, respectively. Our ability to use our United States federal income tax net operating loss carryforwards to offset our future taxable income may be limited. If we are limited in our ability to use our net operating loss carryforwards in future years in which we have taxable income, we will pay more current taxes than if we were able to utilize our net operating loss carryforwards without limitation, which could harm our results of operations and liquidity.

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

We purchased medical equipment from over 200 manufacturers in 2007.  Our ten largest manufacturers of medical equipment accounted for approximately 69% of our direct medical equipment purchases in 2007. Adverse developments concerning key suppliers or our relationships with them could force us to seek alternative sources for our medical equipment or to purchase such equipment on unfavorable terms. A delay in procuring equipment or an increase in the cost to purchase equipment could limit our ability to provide equipment to our customers on a timely and cost-effective basis. If we are unable to have access to parts or if manufacturers do not provide access to equipment manuals or training, we may not be able to provide certain technical and professional services.

A substantial portion of our revenues comes from customers with whom we do not have long-term commitments, and cancellations by or disputes with customers could decrease the amount of revenues we generate, thereby reducing our ability to operate and expand our business.

For the year ended December 31, 2007, approximately 65% of our outsourcing revenue was derived from customers or customers affiliated with a GPO with whom we have contractual commitments. The source of the remaining 35% of revenue was from customers with no such contractual commitment. Our customers are generally not obligated to outsource our equipment under long-term commitments. In addition, many of our customers do not sign written agreements with us fixing the rights and obligations of the parties regarding matters such as billing, liability, warranty or use. Therefore, we face risks such as fluctuations in usage, inaccurate or false reporting of usage by customers and disputes over liabilities related to equipment use. We do not have written agreements with some of our AMPP customers for which we provide a substantial portion of the medical equipment that they use and provide substantial staffing resources. These arrangements could be terminated by the health care customer without notice or payment of any termination fee. A large number of such terminations may adversely affect our ability to generate revenue growth and sufficient cash flows to support our growth plans.

If we are unable to renew our contracts with GPOs or IDNs, we may lose existing customers, thereby reducing the amount of revenues we generate.

Our past revenue growth and our strategy for future growth depends, in part, on access to the new customers granted by our major contracts with GPOs and IDNs. In the past, we have been able to renew such contracts when they were up for renewal. If we are unable to renew our current GPO or IDN contracts, we may lose a portion of existing business with the customers who are members of such GPOs and IDNs.

Although we do not manufacture any medical equipment, our business entails the risk of claims related to the medical equipment that we outsource and service. We may not have adequate insurance to cover a claim, and it may be more expensive or difficult for us to obtain adequate insurance in the future.

We may be liable for claims related to the use of our medical equipment or to our maintenance or repair of a customer’s medical equipment. Any such claims, if made and upheld, could make our business more expensive to operate and therefore less profitable. We may be subject to claims exceeding our insurance coverage or we may not be able to continue to obtain liability insurance at acceptable levels of cost and coverage. If we are found liable for any significant claims that are not covered by insurance, our liquidity and operating results could be materially adversely affected. In addition, litigation relating to a claim could adversely affect our existing and potential customer relationships, create adverse public relations and divert management’s time and resources from the operation of the business.

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

Our revenue growth has been supported by hiring and developing sales professionals and sales specialists and adding, through acquisitions, established sales professionals and sales specialists whose existing customers generally have become our customers. We have experienced and will continue to experience intense competition for these resources. The success of our programs depends on the relationships developed between us and our sales professionals and sales specialists and our customers.

Our cash flow fluctuates during the year because operating income as a percentage of revenue fluctuates with our quarterly operating results and we make semi-annual debt service payments.

Our results of operations have been and can be expected to be subject to quarterly fluctuations. We may experience increased revenues in the first and fourth quarters of the year, depending upon the timing and severity of the cold and flu season and the related increased hospital census and medical equipment usage during that season. Because a significant portion of our expenses are relatively fixed over these periods, our operating income as a percentage of revenue tends to increase during the first and fourth quarter of each year. If the cold and flu season is delayed by as little as one month, or is less severe than in prior periods, our quarterly operating results for a current period can vary significantly from prior periods. Our quarterly results can also fluctuate as a result of such other factors as the timing of acquisitions, new AMPP agreements or new office openings.

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

Our nursing home and home care customers may pose additional credit risks since they are generally less financially sound than hospitals.  These customers will continue to face cost pressure under the Medicare Modernization Act (“MMA”) passed in 2003.  The MMA creates a new payment methodology for Medicare-provided durable medical equipment, orthotics, prosthetics, and supplies (“DMEPOS”) replacing the current DMEPOS payment methodology for certain items with a competitive bidding program.  The program is intended to reduce speding, and although it begins in ten competitive bidding areas, it is expected to expand to additional competitive bidding areas thereafter.

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

The health care industry is required to comply with extensive and complex laws and regulations at the federal, state and local government levels. While the majority of these regulations do not directly apply to us, there are some that do, including the Food, Drug and Cosmetic Act (“FDCA”) and certain state pharmaceutical licensing requirements. Although we believe we are in compliance with the FDCA, if the Food and Drug Administration (“FDA”) expands the reporting requirements under the FDCA, we may be required to comply with the expanded requirements and may incur substantial additional expenses in doing so. With respect to state requirements, we are currently licensed in 16 states and may be required to obtain additional licenses, permits and registrations as state requirements change. Our failure to possess such licenses for our existing operations may subject us to certain additional expenses.

In addition to the FDCA and state licensing requirements, we are impacted by federal and state laws and regulations aimed at protecting the privacy of individually identifiable health information, among other things, and detecting and preventing fraud, abuse and waste with respect to federal and state health care programs. Many of our customers require us to abide by their policies relating to patient privacy, state and federal anti-kickback acts, and state and federal false claim acts and whistleblower protections.

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

Our customer agreements may include limitations on our ability to increase prices over the term of the agreement. On the other hand, we rely on subcontractors to provide some of the services and we do not always have fixed pricing agreements with these subcontractors. Therefore, we are at risk of incurring increased costs that we are unable to pass through to our customers.

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

There are inherent limitations in all internal control systems over financial reporting, and misstatements due to error or fraud may occur and not be detected.

While we have taken actions designed to address compliance with the internal control over financial reporting and disclosure controls and other requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by the SEC implementing these requirements, there are inherent limitations in our ability to control all circumstances. Our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, does not expect that our internal control over financial reporting and disclosure controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions, such as growth of the Company or increased transaction volume, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

The interests of our principal equity holder may not be aligned with the interests of our other security holders.

BSMB beneficially owns securities representing approximately 96% of the voting equity interests of Parent, and therefore indirectly controls our affairs and policies.

Circumstances may occur in which the interests of our principal equity holder could be in conflict with the interests of our other security holders. In addition, our principal equity holder may have an interest in pursuing acquisitions, divestitures, capital expenditures or other transactions that, in its judgment, could enhance its equity investment, even though these transactions might involve risks to our other security holders.

ITEM 1B:  Unresolved Staff Comments

None.

ITEM 2:  Properties

As of December 31, 2007, we operated 80 full service district offices and six technical service Centers of Excellence. We lease our district offices, averaging approximately 6,400 square feet, and our Centers of Excellence. None of our offices are dedicated to a single business segment. Our corporate office is located at a 41,000 square foot leased facility in Edina, Minnesota.

ITEM 3:  Legal Proceedings

From time to time, we may become involved in litigation arising out of operations in the normal course of business. As of December 31, 2007, we were not a party to any pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results, financial position, or cash flows.

ITEM 4:  Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5:  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 1, 2008, Parent owns all 1,000 shares of our common stock, par value $.01 per share. There is no established public trading market for our common stock, and during 2007 and 2006, we did not declare or pay a cash dividend on any class of our common stock. Historically, we have paid no cash dividends. Our debt instruments contain certain restrictions on our ability to pay cash dividends on our common stock (see the information regarding our Notes and senior secured credit facility contained under the caption “Liquidity and Capital Resources” in Item 7 of this Annual Report on Form 10-K).

Successor

As a result of the Transaction, we issued 1,000 shares of common stock to Parent. The funds were used to complete the Transaction.

We did not repurchase any of our equity securities during 2007.

Predecessor

During 2007, pursuant to the exercise of outstanding options, we sold common stock to employees in the amounts and on the dates set forth below.

•                  On April 11, 2007, we sold 11,666 shares of common stock to a departing employee in the amount of $13,999, in cash and

•                  On March 20, 2007, we sold 4,998 shares of common stock to a departing employee in the amount of $5,498, in cash.

The above predecessor sales were completed pursuant to the exemption from registration provided under Rule 701 under the regulations of the Securities Act of 1933, as amended. The proceeds from these sales were added to our general funds and used for general corporate purposes.

We did not repurchase any of our equity securities during 2007.

ITEM 6:  Selected Financial Data

The selected financial data is presented below under the captions “Statement of Operations Data,” “Other Financial Data,” “Other Operating Data” and “Balance Sheet Data” for and as of the periods presented below. The selected financial data presented below is qualified in its entirety by, and should be read in conjunction with, the financial statements and notes thereto and other financial and statistical information included elsewhere in this Annual Report on Form 10-K, including the information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

In connection with the Transaction, the Company incurred significant indebtedness and is highly leveraged (see “Liquidity and Capital Resources” under Item 7 to this Annual Report on Form 10-K.)  In addition, the purchase price paid in connection with the Acquisition has been allocated to state the acquired assets and liabilities at fair value. The accounting adjustments increased the carrying value of our property and equipment and inventory, established intangible assets for our customer relationships, supply agreement, trade names and trademarks, technology database and non-compete agreements and revalued our long-term benefit plan obligations, among other things. Subsequent to the Transaction, interest expense, non-cash depreciation and amortization charges have significantly increased. As a result, our successor financial statements are not comparable to our predecessor financial statements. For a further description of the Transaction see Item 7 to this Annual Report on Form 10-K.

	Seven	Five
	Months	Months
	Ended	Ended
	December 31,	May 31,	Years Ended December 31,
	2007	2007	2006	2005	2004	2003
(in thousands)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Statement of Operations Data:
Total revenues	$156,454	$107,522	$225,075	$215,904	$199,600	$171,005
Cost of medical equipment outsourcing, sales and service	106,422	62,696	130,872	127,049	113,783	95,398
Gross margin	50,032	44,826	94,203	88,855	85,817	75,607

Selling, general and administrative:
Transaction and related costs	306	26,891	—	—	—	—
Recapitalization and related stock compensation and severance	—	—	—	—	—	14,385
Other selling, general and administrative.	48,647	28,692	61,940	58,455	57,713	46,956
Total selling, general and administrative	48,953	55,583	61,940	58,455	57,713	61,341
Operating income (loss)	1,079	(10,757)	32,263	30,400	28,104	14,266
Interest expense	26,322	13,829	31,599	31,127	30,508	20,245
Loss on extinguishment of debt	1,041	22,396	—	—	—	13,272
Income (loss) before income taxes	(26,284)	(46,982)	664	(727)	(2,404)	(19,251)
Provision for income taxes	(10,188)	492	612	842	1,188	275
Net income (loss)	$(16,096)	$(47,474)	$52	$(1,569)	$(3,592)	$(19,526)

	Seven	Five
	Months	Months
	Ended	Ended
	December 31,	May 31,	Years Ended December 31,
	2007	2007	2006	2005	2004	2003
(dollars in thousands)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Other Financial Data:
Net cash provided by (used in) operating activities	$(4,495)	$34,318	$48,871	$43,963	$37,966	$15,957
Net cash used in investing activities	(370,870)	(48,060)	(51,711)	(40,631)	(65,150)	(36,770)
Net cash provided by (used in) financing activities	$375,365	$13,742	$2,840	$(3,332)	$27,184	$20,813

Other Operating Data:
Medical equipment (approximate number of owned outsourcing units at end of period)	194,000	185,000	173,000	161,000	150,000	144,000
Offices (at end of period)	80	79	79	75	75	69

Depreciation and amortization	$48,813	$22,823	$45,454	$46,327	$42,097	$35,532
EBITDA(1)(2)	$48,851	$(10,330)	$77,717	$74,984	$68,459	$36,525

	As of
	December 31,	As of December 31,
	2007	2006	2005	2004	2003
(in thousands)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Balance Sheet Data:
Working capital (3)	$18,778	$20,913	$19,379	$17,198	$8,575
Total assets	$877,061	$265,006	$249,185	$246,407	$220,219
Total debt	$497,335	$310,191	$300,480	$297,302	$271,082
Shareholders’ equity (deficiency)	$223,695	$(92,981)	$(96,799)	$(93,058)	$(89,903)

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

(2)          The following is a reconciliation of net cash provided by operating activities to EBITDA:

	Seven	Five
	Months	Months
	Ended	Ended
	December 31,	May 31,	Years Ended December 31,
	2007	2007	2006	2005	2004	2003
(in thousands)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Net cash provided by (used in) operating activities	$(4,495)	$34,318	$48,871	$43,963	$37,966	$15,957
Changes in operating assets and liabilities	32,308	(27,711)	678	2,327	2,245	7,916
Other non-cash expenses	4,904	(31,258)	(4,043)	(3,275)	(3,448)	(7,867)
Income tax expense (benefit)	(10,188)	492	612	842	1,188	275
Interest expense	26,322	13,829	31,599	31,127	30,508	20,244
EBITDA	$48,851	$(10,330)	$77,717	$74,984	$68,459	$36,525

(3)          Represents total current assets (excluding cash and cash equivalents) less total current liabilities (excluding current portion of long-term debt).

Segment Information

	Seven Months Ended December 31, 2007
	(Successor)
(in thousands)	Medical Equipment Outsourcing	Technical and Professional Services	Medical Equipment Sales and Remarketing	Corporate and Unallocated	Total
Revenues	$119,808	$26,437	$10,209	$—	$156,454
Cost of revenue	43,104	19,855	9,005	—	71,964
Medical equipment depreciation	34,458	—	—	—	34,458
Gross margin	$42,246	$6,582	$1,204	$—	$50,032

Total assets	$446,017	$91,478	$18,656	$320,910	$877,061

	Five Months Ended May 31, 2007
	(Predecessor)
	Medical Equipment Outsourcing	Technical and Professional Services	Medical Equipment Sales and Remarketing	Corporate and Unallocated	Total
Revenues	$84,855	$14,800	$7,867	$—	$107,522
Cost of revenue	27,694	10,124	6,366	—	44,184
Medical equipment depreciation	18,512	—	—	—	18,512
Gross margin	$38,649	$4,676	$1,501	$—	$44,826

	Year Ended December 31, 2006
	(Predecessor)
	Medical Equipment Outsourcing	Technical and Professional Services	Medical Equipment Sales and Remarketing	Corporate and Unallocated	Total
Revenues	$176,932	$30,445	$17,698	$—	$225,075
Cost of revenue	58,987	21,068	13,387	—	93,442
Medical equipment depreciation	37,430	—	—	—	37,430
Gross margin	$80,515	$9,377	$4,311	$—	$94,203

Total assets	$39,395	$1,793	$3,843	$219,975	$265,006

	Year Ended December 31, 2005
	(Predecessor)
	Medical Equipment Outsourcing	Technical and Professional Services	Medical Equipment Sales and Remarketing	Corporate and Unallocated	Total
Revenues	$167,687	$29,654	$18,563	$—	$215,904
Cost of revenue	52,499	21,878	14,706	—	89,083
Medical equipment depreciation	37,966	—	—	—	37,966
Gross margin	$77,222	$7,776	$3,857	$—	$88,855

Total assets	$40,467	$2,496	$3,850	$202,372	$249,185

Segment assets for the three business segments (excluding Corporate and Unallocated) primarily include goodwill and intangible assets, which is consistent with the Company’s reporting to its Chief Operating Decision Maker. Other assets are not allocated to the three business segments. Thus, assets included in Corporate and Unallocated contain all other Company assets.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are the leading nationwide provider of medical equipment outsourcing and lifecycle services to the health care industry, including national, regional and local acute care hospitals and alternate site providers, such as nursing homes and home care providers. We service customers across the spectrum of the equipment life cycle as a result of our position as the industry’s largest purchaser, outsourcer and reseller of medical equipment. Our diverse customer base includes approximately 3,875 acute care hospitals and approximately 3,575 alternate site providers. We also have extensive and long-standing relationships with over 200 major medical equipment manufacturers and the nation’s largest GPOs and IDNs. Our service offerings fall into three reporting segments: Medical Equipment Outsourcing, Technical and Professional Services, and Medical Equipment Sales and Remarketing. All of our services leverage our nationwide logistics network and our more than 65 years of experience managing and servicing all aspects of medical equipment. Our fees are paid directly by our customers rather than from direct reimbursement from third-party payors, such as private insurers or Medicare and Medicaid.

On May 31, 2007, UHS Holdco, Inc. (“Parent”) acquired all of the outstanding capital stock of the Company for approximately $712.0 million in cash less debt, tender premium and accrued interest and capitalized leases per the terms of the Agreement and Plan of Merger, dated as of April 15, 2007, by and among the Company, Parent and Parent’s wholly owned subsidiary, Merger Sub and related documents (the “Transaction” or the “Acquisition”). Parent is owned by affiliates of Bear Stearns Merchant Manager III, L.P. (together with its investing affiliates, “BSMB”) and certain members of our management, whom we collectively refer to as the “equity investors.”  Parent and Merger Sub were corporations formed by BSMB for the purpose of completing the Acquisition.

In conjunction with the Acquisition, the Company initiated a cash tender offer to purchase its $260.0 million outstanding aggregate principal amount of its 10.125% Senior Notes due 2011, which the Company completed for $235.0 million of such notes on May 31, 2007, and Merger Sub issued $230.0 million in aggregate principal amount of its Floating Rate Notes due 2015 and $230.0 million in aggregate principal amount of its PIK Toggle Notes due 2015 (the PIK Toggle Notes and the Floating Rate Notes are collectively referred to as the “Notes”). Concurrently with the closing of the Acquisition, Merger Sub merged with and into the Company, which was the surviving corporation and the Company assumed Merger Sub’s obligations with respect to the Notes and related Second Lien Senior Indenture dated as of May 31, 2007, between the Company and Wells Fargo Bank, National Association, as trustee (the “Second Lien Senior Indenture.”)

The Acquisition and the allocation of the purchase price to the opening balance sheet accounts of the successor (as defined in the following paragraph) have been recorded as of the beginning of the first day of our new accounting period (June 1, 2007).

Although the Company continued as the surviving legal entity after the Acquisition, the accompanying information presents our results preceding the Acquisition (“predecessor”) and the periods subsequent to the Acquisition (“successor”). All references to the seven months ended December 31, 2007 refer to our successor results. All references to the five months ended May 31, 2007 and years ended December 31, 2006 and 2005 refer to our predecessor results.

As the leading medical equipment lifecycle services company, we design and offer comprehensive solutions for our customers that reduce capital and operating expenses and increase equipment and staff productivity and support improved patient safety and outcomes.

We report our financial results in three segments to reflect how we manage our business. Our reporting segments consist of Medical Equipment Outsourcing, Technical and Professional Services, and Medical Equipment Sales and Remarketing. We evaluate the performance of our reporting segments based on gross margin and gross margin, before purchase accounting adjustments. The accounting policies of the individual reporting segments are the same as those of the entire company. Our revenue, profits, and assets for our reporting segments for the prior five years are described in “Item 6 — Selected Financial Data.”

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

CRITICAL ACCOUNTING POLICIES

Although we underwent significant ownership and organizational changes in 2007, as a result of the Transaction, our critical accounting policies have remained consistent between predecessor and successor.

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

•                  income tax accrual estimates; and

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

Depreciation is recognized using the straight-line method over the estimated useful life of the long-lived asset. We estimate useful lives based on historical data and industry trends. We periodically reassess the estimated useful lives of our long-lived assets. Changes to estimated useful lives would impact the amount of depreciation expense recorded in earnings.

Amortization is recognized using the straight-line and sum-of-years-digits methods over the estimated useful life of the intangible asset. We estimate useful lives based on historical data and industry trends. We periodically reassess the estimated useful lives of our intangible assets. Changes to estimated useful lives would impact the amount of amortization expenses recorded in earnings and potentially require us to record an impairment charge.

We review long-lived and intangible assets, including goodwill, for impairment annually and upon the occurrence of certain events. For long-lived assets and amortizable intangible assets, an impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the assets compared to its carrying value. For goodwill, an impairment is evaluated based on the fair value of each reporting unit. If an impairment is recognized, the carrying value of the impaired asset is reduced to its fair value based on discounted estimated future cash flows. Due to the recent Transaction in which we determined the fair value of each of our reporting units and the resulting goodwill, we have not performed any further goodwill impairment tests in 2007 as there are no indicators of impairment. No goodwill impairment has been recognized in 2007, 2006 or 2005.

The measurement of our pension benefit obligation is dependent on a variety of assumptions determined by management and used by our actuaries. These assumptions affect the amount and timing of future contributions and expenses.

The assumptions used in developing the required estimates include discount rate, expected return or earnings on assets, retirement rates and mortality rates. We assume no changes in projected salary costs as the benefits under the plan were frozen in 2002. Our discount rate assumption is determined annually based on interest rates for high quality corporate bonds with maturities that correspond with the timing of our benefit obligation. In determining our pension obligations as of December 31, 2007, our discount rates increased to 6.5 percent from 5.9 percent at December 31, 2006.

The expected return on plan assets reflects asset allocations, investment strategies and the views of investment managers over a long-term perspective. Retirement and mortality rates are based on anticipated future plan experience. The effects of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in future periods. Our unrecognized actuarial loss on our pension was negligible at December 31, 2007. Significant differences in actual experience or significant changes in assumptions may materially affect pension obligations.

We estimate our liability for worker’s compensation and auto self-insurance plans by applying insurance industry standard loss development factors to the Company’s experienced claims information. Significant changes in claims activity would have a direct impact on the amount of expense we recognize in association with these self-insurance programs. Self-insurance costs related to our employee health care are accrued based upon the aggregate of the liability for reported claims and estimated liability for claims development and incurred but not reported.

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

Judgment, uncertainty, and estimates are significant aspects of our income tax accrual process that accounts for the effects of current and deferred income taxes. Uncertainty associated with the application of tax statutes and regulations and the outcomes of tax audits and appeals require that judgment and estimates be made in the accrual process and in the calculation of our Effective Tax Rate (“ETR”).

Our ETR is also highly impacted by assumptions. ETR calculations are revised based on the best available year-end tax assumptions (income levels, deductions, credits, etc.); adjusted in the following year after returns are filed, with the tax accrual estimates being trued-up to the actual amounts claimed on the tax returns; and further adjusted after examinations by taxing authorities have been completed.

Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN No. 48”), has impacted the income tax accrual process in that the new accounting rule requires that only tax benefits that meet the “more likely than not” recognition threshold can be recognized or continue to be recognized. The change in the unrecognized tax benefits need to be reasonably estimated based on evaluation of the nature of uncertainty, the nature of event that could cause the change and an estimate of range of reasonably possible changes. At any period end, and as new developments occur, management will use prudent business judgment to unrecognize appropriate amounts of tax benefits. Unrecognized tax benefits can be recognized as issues are favorably resolved and loss exposures decline. As required, we adopted FIN 48 as of January 1, 2007.

As disputes with the IRS and state tax authorities are resolved over time, we may need to adjust our unrecognized tax benefits to the updated estimates needed to satisfy tax and interest obligations for the related issues. These adjustments may be favorable or unfavorable.

In the normal course of business, we make estimates of potential loss accruals related to legal, tax, missing equipment and service obligations. These accruals require the use of management’s judgment on the outcome of various issues. Management’s estimates for these items are based on the best available evidence including historical data, but due to changes in facts and circumstances, the ultimate outcomes of these accruals could be different than management’s estimates.

PREDECESSOR ACQUISITIONS

As part of our growth strategy, we regularly review and evaluate potential acquisition opportunities.

On April 1, 2007, we completed the acquisition of customer contracts and other assets of the ICMS division of Intellamed, Inc. (“Intellamed”), located in Bryan, Texas. The purchase price was $14.6 million including direct costs and the assumption of certain liabilities, having taken into account certain adjustments and a holdback. The asset purchase agreement governing this acquisition provided for additional consideration to be paid if certain revenue targets are met during the two years following this acquisition. We have not recorded any such additional consideration and will not unless we consider it probable of being paid.

On December 22, 2005, we completed the acquisition of substantially all the assets of Innovative Healthcare Solutions, Inc., headquartered in Esko, Minnesota, for a purchase price of approximately $1.1 million.

We financed the foregoing two acquisitions with borrowings under our Amended Credit Agreement (see “Liquidity and Capital Resources” below).

RESULTS OF OPERATIONS

The following table provides information on the percentages of certain items of selected financial data compared to total revenues and also indicates the percentage increase or decrease of this information over the prior comparable period, as applicable.

					Percent
					Increase
	Percent of Total Revenues				(Decrease)
	Seven Months	Five Months			Year Ended
	Ended	Ended			2006 over
	December 31,	May 31,	Year Ended December 31,		Year Ended
	2007	2007	2006	2005	2005
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Revenue
Medical equipment outsourcing	76.6%	78.9%	78.6%	77.7%	5.5%
Technical and professional services	16.9	13.8	13.5	13.7	2.7
Medical equipment sales and remarketing	6.5	7.3	7.9	8.6	(4.7)
Total revenues	100.0%	100.0%	100.0%	100.0%	4.2

Cost of Revenue
Cost of medical equipment outsourcing	27.6	25.8	26.2	24.3	12.4
Cost of technical and professional services	12.7	9.4	9.4	10.1	(3.7)
Cost of medical equipment sales and remarketing	5.8	5.9	6.0	6.8	(9.0)
Medical equipment depreciation	22.0	17.2	16.6	17.6	(1.4)
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	68.1	58.3	58.2	58.8	3.0
Gross margin	31.9	41.7	41.8	41.2	6.0

Selling, general and administrative	31.1	26.7	27.5	27.1	6.0
Transaction and related costs	0.2	25.0	—	—	—
Operating income (loss)	0.6	(10.0)	14.3	14.1	6.1

Interest expense	16.8	12.9	14.0	14.4	1.5
Loss on extinguishment of debt	0.7	20.8	—	—	*
Income (loss) before income taxes	(16.9)	(43.7)	0.3	(0.3)	*

Provision (benefit) for income taxes	(6.5)	0.5	0.3	0.3	*
Net income (loss)	(10.4)%	(44.2)%	—%	(0.6)%	*

*             Not Meaningful

Results of Operations for the Seven Months Ended December 31, 2007 (successor) and Five Months Ended May 31, 2007 (predecessor) compared to the Year Ended December 31, 2006 (predecessor)

Medical Equipment Outsourcing Segment – Manage & Utilize

	Seven Months	Five Months
	Ended	Ended	Year Ended
	December 31,	May 31,	December 31,
	2007	2007	2006
(in thousands)	(Successor)	(Predecessor)	(Predecessor)
Total revenue	$119,808	$84,855	$176,932
Cost of revenue	43,104	27,694	58,987
Medical equipment depreciation	34,458	18,512	37,430
Gross margin	$42,246	$38,649	$80,515
Gross margin %	35.3%	45.5%	45.5%

Gross margin	$42,246	$38,649	$80,515
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of medical equipment	9,889	—	—
Gross margin, before purchase accounting adjustments	$52,135	$38,649	$80,515
Gross margin %, before purchase accounting adjustments	43.5%	45.5%	45.5%

Total revenue in the Medical Equipment Outsourcing was $119.8, $84.9 and $176.9 million for the seven months ended December 31, 2007, five months ended May 31, 2007 and year ended December 31, 2006, respectively. During the seven months ended December 31, 2007 and five months ended May 31, 2007, we were successful in adding approximately 250 and 300 outsourcing customers, respectively, through organic and competitive takeaway in our acute care and AMPP customer base. During each of the five and seven month 2007 periods, we also generated incremental business from new and existing technology in our fleet.

Total cost of revenue in the segment was $43.1, $27.7 and $59.0 million for the seven months ended December 31, 2007, five months ended May 31, 2007 and year ended December 31, 2006, respectively. Cost of revenue in this segment relates primarily to employee related expenses, equipment repair and maintenance charges related to our movable medical equipment fleet, occupancy and freight charges. Cost of revenue for the seven months ended December 31, 2007 includes $1.1 million of charges relating to losses on disposals of equipment which was revalued in conjunction with the Transaction. During each of the five and seven month 2007 periods, we experienced robust rental demand from new and existing customers and incurred additional repair and maintenance and other expenses associated with increased rental activity.

Medical equipment depreciation was $34.5, $18.5 and $37.4 million for the seven months ended December 31, 2007, five months ended May 31, 2007 and year ended December 31, 2006, respectively. During each of the five and seven month 2007 periods, we experienced increased medical equipment purchases to meet customer demand. Medical equipment depreciation for the seven months ended December 31, 2007 includes $8.6 million of charges relating to purchase accounting adjustments. In May 2007, we determined that certain pieces of respiratory equipment in our medical equipment fleet were impaired as defined by Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Disposal of Long-Lived Assets, and we wrote-off all $0.9 million of this equipment’s remaining net book value.

Gross margin percentage for the Medical Equipment Outsourcing segment was 35.3%, 45.5% and 45.5% for the seven months ended December 31, 2007, five months ended May 31, 2007 and year ended December 31, 2006, respectively. Gross margin percentage for the seven months ended December 31, 2007 was negatively impacted by purchase accounting adjustments relating primarily to our medical equipment fleet. During each of the five and seven month 2007 periods, lower pricing related to new GPO contracts, higher labor costs and increased depreciation had a negative impact on margins.

Gross margin percentage, before purchase accounting adjustments was 43.5%, 45.5% and 45.5% for the seven months ended December 31, 2007, five months ended May 31, 2007 and year ended December 31, 2006, respectively. During each of the five and seven month 2007 periods, lower pricing related to new GPO contracts, higher labor costs and increased depreciation had a negative impact on margins.

Technical and Professional Services Segment – Plan & Acquire; Maintain & Repair

	Seven Months	Five Months
	Ended	Ended	Year Ended
	December 31,	May 31,	December 31,
	2007	2007	2006
(in thousands)	(Successor)	(Predecessor)	(Predecessor)
Total revenue	$26,437	$14,800	$30,445
Cost of revenue	19,855	10,124	21,068
Gross margin	$6,582	$4,676	$9,377
Gross margin %	24.9%	31.6%	30.8%

Gross margin	$6,582	$4,676	$9,377
Purchase accounting adjustments, primarily non-cash charges related to favorable lease commitments	24	—	—
Gross margin, before purchase accounting adjustments	$6,606	$4,676	$9,377
Gross margin %, before purchase accounting adjustments	25.0%	31.6%	30.8%

Total revenue in the Technical and Professional Services segment was $26.4, $14.8 and $30.4 million for the seven months ended December 31, 2007, five months ended May 31, 2007 and year ended December 31, 2006, respectively. Revenue for the seven months ended December 31, 2007 and five months ended May 31, 2007 include results from our acquisition of the assets of the ICMS division of Intellamed on April 1, 2007 and were negatively impacted due to continued sales force attention on converting new customers in our Medical Equipment Outsourcing segment as well as selected contract terminations.

Total cost of revenue in the segment was $19.9, $10.1 and $21.1 million for the seven months ended December 31, 2007, five months ended May 31, 2007 and year ended December 31, 2006, respectively. Cost of revenue consists primarily of employee related expenses, vendor expenses and occupancy charges. Cost of revenue for the seven months ended December 31, 2007 and five months ended May 31, 2007 include additional employee related and vendor expenses related to our acquisition of the assets of the ICMS division of Intellamed on April 1, 2007.

Gross margin percentage for the Technical and Professional Services segment was 24.9%, 31.6% and 30.8% for the seven months ended December 31, 2007, five months ended May 31, 2007 and year ended December 31, 2006, respectively. The decline for the seven months ended December 31, 2007 is primarily attributable to lower gross margin percentage results from the acquisition of the assets of the ICMS division of Intellamed.

Medical Equipment Sales and Remarketing Segment – Redeploy & Remarket

	Seven Months	Five Months
	Ended	Ended	Year Ended
	December 31,	May 31,	December 31,
	2007	2007	2006
(in thousands)	(Successor)	(Predecessor)	(Predecessor)
Total revenue	$10,209	$7,867	$17,698
Cost of revenue	9,005	6,366	13,387
Gross margin	$1,204	$1,501	$4,311
Gross margin %	11.8%	19.1%	24.4%

Gross margin	$1,204	$1,501	$4,311
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of inventories and medical equipment	979	—	—
Gross margin, before purchase accounting adjustments	$2,183	$1,501	$4,311
Gross margin %, before purchase accounting adjustments	21.4%	19.1%	24.4%

Total revenue in the Medical Equipment Sales and Remarketing segment was $10.2, $7.9 and $17.7 million for the seven months ended December 31, 2007, five months ended May 31, 2007 and year ended December 31, 2006, respectively. Robust rental demand diverted equipment for sale to our Medical Equipment Outsourcing segment during each of the five and seven month 2007 periods.

Total cost of revenue in the segment was $9.0, $6.4 and $13.4 million for the seven months ended December 31, 2007, five months ended May 31, 2007 and year ended December 31, 2006, respectively. Cost of revenue in this segment consists primarily of cost of inventory and equipment sold and occupancy charges. During the seven months ended December 31, 2007, purchase accounting adjustments of $1.0 million, primarily related to the increase in the carrying amount of inventory ($0.2 million) and medical equipment ($0.8 million), impacted the cost of revenue.

Gross margin percentage for the Medical Equipment Sales and Remarketing segment was 11.8%, 19.1% and 24.4% for the seven months ended December 31, 2007, five months ended May 31, 2007 and year ended December 31, 2006, respectively. The impact of purchase accounting adjustments impacted gross margin percentage for the seven months ended December 31, 2007. Margins during each of the five and seven month 2007 periods, were negatively impacted by larger individual sales with lower margins.

Gross margin percentage, before purchase accounting adjustments, for the Medical Equipment Sales and Remarketing segment was 21.4%, 19.1% and 24.4% for the seven months ended December 31, 2007, five months ended May 31, 2007 and year ended December 31, 2006, respectively. Margins and activity in this segment will fluctuate based on the transactional nature of the business.

Selling, General and Administrative, Transaction and Related Costs, Interest Expense and Loss on Extinguishment of Debt

	Seven Months	Five Months
	Ended	Ended	Year Ended
	December 31,	May 31,	December 31,
	2007	2007	2006
(in thousands)	(Successor)	(Predecessor)	(Predecessor)
Selling, general and administrative	$48,647	$28,692	$61,940
Transaction and related costs	306	26,891	—
Interest expense	26,322	13,829	31,599
Loss on extinguishment of debt	1,041	22,396	—

Selling, General and Administrative

Selling, general and administrative expense was $48.6, $28.7 and $61.9 million for the seven months ended December 31, 2007, five months ended May 31, 2007 and year ended December 31, 2006, respectively. Selling, general and administrative expenses consist primarily of employee-related expenses, professional fees, occupancy charges, bad debt expense, depreciation and amortization. Expenses during the seven months ended December 31, 2007 include $9.4 million of charges related to the amortization of our intangible assets which were recorded at fair value in connection with the Transaction and non-cash stock-based compensation expense related to the 2007 Stock Option Plan of Parent of $2.4 million. Expenses during the five months ended May 31, 2007 and year ended December 31, 2006 include expense related to our 2003 Stock Option Plan of $1.2 and $1.6 million, respectively. Selling, general and administrative expense as a percentage of total revenue was 31.1%, 26.7% and 27.5% for the seven months ended December 31, 2007, five months ended May 31, 2007 and year ended December 31, 2006, respectively.

Transaction and Related Costs

We incurred $0.3 and $26.9 million of expenses in connection with the Transaction during the seven months ended December 31, 2007 and five months ended May 31, 2007, respectively. During the seven months ended December 31, 2007, these expenses consisted primarily of accounting and legal fees. During the five months ended May 31, 2007, these expenses consisted primarily of accounting, legal, investment banking advisory and restructuring expenses totaling $13.7 million, expensed BSMB fees of $6.5 million and stock-based compensation expense related to the accelerated vesting of options under our 2003 Stock Option Plan of $6.7 million.

Interest Expense

Interest expense was $26.3, $13.8 and $31.6 million for the seven months ended December 31, 2007, five months ended May 31, 2007 and year ended December 31, 2006, respectively. Interest expense during the seven months ended December 31, 2007 includes interest charges related to the increased debt issued in connection with the Transaction, partially offset by lower average interest rates.

Loss on Extinguishment of Debt

During the seven months ended December 31, 2007, we incurred $1.0 million of expense related to the purchase of $15.0 million of our 10.125% Senior Notes, due 2011. The expense consisted of a call premium of $0.7 million and the write-off of $0.3 million of unamortized deferred financing costs.

During the five months ended May 31, 2007, we incurred $22.4 million of expense related to the purchase of $235.0 million of our 10.125% Senior Notes and the termination of our Amended Credit Agreement in connection with the Transaction. The expense consisted of call premiums of $16.1 million related to our 10.125% Senior Notes and the write-off of $6.3 million of unamortized deferred financing costs related to our 10.125% Senior Notes and Amended Credit Agreement.

Income Taxes

Income tax (benefit) expense was $(10.2), $0.5 and $0.6 million for the seven months ended December 31, 2007, five months ended May 31, 2007 and year ended December 31, 2006, respectively. The Company moved from a net deferred tax asset position prior to the Transaction, where tax expense related primarily to minimum state taxes due to valuation allowances established for net operating losses not recognized, to a net deferred tax liability position after the Transaction. Management believes the valuation allowance is no longer necessary as we determined that it was more likely than not that the benefits of these deferred tax assets will be realized.

Net Income (Loss)

Net income (loss) was $(16.1), $(47.5) and $0.1 million for the seven months ended December 31, 2007, five months ended May 31, 2007 and year ended December 31, 2006, respectively. Net loss for the seven months ended December 31, 2007 was impacted by Transaction related purchase accounting adjustments and interest associated with our Notes, partially offset by robust revenues in our Medical Equipment Outsourcing Segment and income tax benefit. Net loss for the five months ended May 31, 2007, was impacted by $26.9 million of Transaction and related costs and $22.4 million of loss on the extinguishment of debt.

EBITDA

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was $48.9, $(10.3) and $77.7 million for the seven months ended December 31, 2007, five months ended May 31, 2007 and year ended December 31, 2006, respectively. EBITDA for the seven months ended December 31, 2007 was primarily impacted by purchase accounting adjustments related to the Transaction and loss on the extinguishment of debt. EBITDA for the five months ended May 31, 2007 was primarily impacted by Transaction and related expenses and loss on the extinguishment of debt. Each of the seven and five month 2007 periods benefited from robust customer demand in our Medical Equipment Outsourcing segment.

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

For a reconciliation of EBITDA to net cash provided by operating activities, see note (2) under the caption “Selected Financial Data” in Item 6 of this Annual Report on Form 10-K.

Comparison of the year ended December 31, 2006 (predecessor), to the year ended December 31, 2005 (predecessor)

Medical Equipment Outsourcing Segment – Manage & Utilize

	Year Ended
	December 31,
(dollars in thousands)	2006	2005	Change	% Change

Total revenue	$176,932	$167,687	$9,245	5.5%
Cost of revenue	58,987	52,499	6,488	12.4
Medical equipment depreciation	37,430	37,966	(536)	(1.4)
Gross margin	$80,515	$77,222	$3,293	4.3%

Gross margin %	45.5%	46.1%

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

Technical and Professional Services Segment – Plan & Acquire; Maintain & Repair

	Year Ended
	December 31,
(dollars in thousands)	2006	2005	Change	% Change

Total revenue	$30,445	$29,654	$791	2.7%
Cost of revenue	21,068	21,878	(810)	(3.7)
Gross margin	$9,377	$7,776	$1,601	20.6%

Gross margin %	30.8%	26.2%

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

Medical Equipment Sales and Remarketing Segment – Redeploy & Remarket

	Year Ended
	December 31,
(dollars in thousands)	2006	2005	Change	% Change

Total revenue	$17,698	$18,563	$(865)	(4.7)%
Cost of revenue	13,387	14,706	(1,319)	(9.0)
Gross margin	$4,311	$3,857	$454	11.8%

Gross margin %	24.4%	20.8%

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

Selling, General and Administrative and Interest Expense

	Year Ended December 31,
(in thousands)	2006	2005
Selling, general and administrative	$61,940	$58,455
Interest expense	31,599	31,127

Selling, General and Administrative

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

For a reconciliation of EBITDA to net cash provided by operating activities, see note (2) under the caption “Selected Financial Data” in Item 6 of this Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Financing Structure. Our major sources of funds are comprised of $230.0 million PIK Toggle Notes, $230.0 million Floating Rate Notes, $135.0 million senior secured credit facility and $9.9 million 10.125% Senior Notes. In connection with the Transaction, we purchased $235.0 million of our 10.125% Senior Notes and terminated our Amended Credit Agreement.

PIK Toggle Notes. On May 31, 2007, Merger Sub issued $230.0 million aggregate original principal amount of 8.50% / 9.25% PIK Toggle Notes under the Second Lien Senior Indenture (see “Second Lien Senior Indenture” below). At the closing of the Transaction, as the surviving corporation in the Acquisition, we assumed all the obligations of Merger Sub under the Second Lien Senior Indenture.

For any interest payment period through June 1, 2011, the Company may, at its option, elect to pay Cash Interest, PIK Interest or 50% Cash Interest and 50% PIK Interest. Cash

Interest on the PIK Toggle Notes accrues at the rate of 8.50% per annum.  PIK Interest on the PIK Toggle Notes accrues at the rate of 9.25% per annum.  After June 1, 2011, the Company is required to make all interest payments on the PIK Toggle Notes entirely as Cash Interest.  All PIK Toggle Notes mature on June 1, 2015. Interest on the PIK Toggle Notes is payable semiannually in arrears on each June 1 and December 1, commencing on December 1, 2007. As of December 31, 2007, we intend to make future payments in the form of Cash Interest.

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

Floating Rate Notes. On May 31, 2007, Merger Sub issued $230.0 million aggregate original principal amount of Floating Rate Notes under the Second Lien Senior Indenture (see “Second Lien Senior Indenture” below). Interest on the Floating Rate Notes is reset for each semi-annual interest period and is calculated at the current LIBOR rate plus 3.375%. At December 31, 2007, our LIBOR-based rate was 8.288%, which includes the credit spread noted above. Interest on the Floating Rate Notes is payable semiannually, in arrears, on each June 1 and December 1, commencing on December 1, 2007. At the closing of the Transaction, as the surviving corporation in the Acquisition, we assumed all the obligations of Merger Sub under the Second Lien Senior Indenture.  The Floating Rate Notes mature on June 1, 2015.

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

Interest Rate Swap. In June 2007, we entered into an interest rate swap agreement for $230.0 million, which has the effect of converting our $230.0 of Floating Rate Notes to fixed interest rates. The effective date for the interest rate swap agreement was December 2007; the expiration date is May 2012.

The interest rate swap agreement qualifies for cash flow hedge accounting under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Both at inception and on an on-going basis, we must perform an effectiveness test. In accordance with SFAS 133, the fair value of the interest rate swap agreement at December 31, 2007 is included as a cash flow hedge on our balance sheet. The change in fair value was recorded as a component of accumulated other comprehensive loss on our balance sheet since the instrument was determined to be an effective hedge at December 31, 2007. We do not expect any amounts to be reclassified into current earnings in the future due to ineffectiveness.

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

Senior Secured Credit Facility. In connection with the Transaction, the Company and Parent entered into a new first lien senior secured asset-based revolving credit facility providing for loans in an amount of up to $135.0 million pursuant to a credit agreement, dated as of May 31, 2007 with a group of financial institutions which we refer to as the “senior secured credit facility.” The senior secured credit facility is available for working capital and general corporate purposes, including permitted investments, capital expenditures and debt repayments, on a fully revolving basis, subject to the terms and conditions set forth in the credit documents in the form of revolving loans, swing line loans and letters of credit.

The senior secured credit facility provides financing of up to $135.0 million, subject to a borrowing base calculated on the basis of certain of our eligible accounts receivable, inventory and equipment. As of December 31, 2007, we had $113.2 million of availability under our senior secured credit facility based on a borrowing base of $135.0 million less borrowings of $19.5 million and after giving effect to $2.3 million used for letters of credit.

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

Borrowings under the senior secured credit facility accrue interest:

•                  at a per annum rate equal to 0.75% above the rate announced from time to time by the agent as the “prime rate” payable quarterly in arrears; and

•                  at a per annum rate equal to 1.75% above the adjusted LIBOR rate used by the agent payable monthly in arrears.

At December 31, 2007, our LIBOR-based rate was 8.000% and our prime rate based rate was 6.975%, each of which include the credit spreads noted above.

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

•                  the limitation on restricted payments;

•                  the limitation on payment of dividends and other payment restrictions affecting subsidiaries;

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

Liquidity

Our principal sources of liquidity are expected to be cash flows from operating activities and borrowings under our senior secured credit facility, which matures in May 2013. It is anticipated that our principal uses of liquidity will be to fund capital expenditures related to purchases of medical equipment, provide working capital, meet debt service requirements and finance our strategic plans.

We require substantial cash to operate our Medical Equipment Outsourcing programs and service our debt. Our outsourcing programs require us to invest a significant amount of cash in medical equipment purchases. To the extent that such expenditures cannot be funded from our operating cash flow, borrowing under our senior secured credit facility or other financing sources, we may not be able to conduct our business or grow as currently planned. We currently expect that over the next 12 months, we will invest approximately $60.0 million in new medical equipment and other capital expenditures. This estimate is subject to numerous assumptions, including revenue growth and the number of AMPP signings.

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

The following table sets forth selected historical information regarding our cash flows:

	Seven Months	Five Months
	Ended	Ended
	December 31,	May 31,	Year Ended December 31,
	2007	2007	2006	2005
(in thousands)	(successor)	(predecessor)	(predecessor)	(predecessor)
Net cash provided by (used in) operating activities	$(4,495)	$34,318	$48,871	$43,963
Net cash used in investing activities	(370,870)	(48,060)	(51,711)	(40,631)
Net cash provided by (used in) financing activities	375,365	13,742	2,840	(3,332)

Net cash provided by (used in) operating activities was $(4.5), $34.3, $48.9 and $44.0 million for the seven months ended December 31, 2007, five months ended May 31, 2007 and years ended December 31, 2006 and 2005, respectively. During the seven months ended December 31, 2007, net cash used in operating activities was impacted primarily by the payment of accrued expenses related to the Transaction.

Net cash used in investing activities was $370.9, $48.1, $51.7 and $40.6 million for the seven months ended December 31, 2007, five months ended May 31, 2007 and years ended December 31, 2006 and 2005, respectively. During the seven months ended December 31, 2007, net cash used in investing activities was impacted by $335.1 million for the Acquisition of Universal Hospital Services, Inc. by Parent. During the five months ended May 31, 2007, net cash used in investing activities was impacted by $14.6 million for the acquisition of the assets of the ICMS division of Intellamed. Each of the five and seven month 2007 periods and years ended December 31, 2006 and 2005 were impacted by capital expenditures for medical equipment related to robust demand in our Medical Equipment Outsourcing segment.

Net cash provided by (used in) financing activities was $375.4, $13.7, $2.8 and $(3.3) million for the seven months ended December 31, 2007, five months ended May 31, 2007 and years ended December 31, 2006 and 2005, respectively. During the seven months ended December 31, 2007, net cash provided by financing activities benefited from the issuance of our Notes and cash equity contributions of $460.0 and $239.8 million, respectively and, partially offset by cash outlays related to the purchase of certain predecessor debt.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPE”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2007, we do not have any SPE transactions.

Contractual Obligations. The following is a summary as of December 31, 2007, of our future contractual obligations:

(in thousands)

	Payments due by period
Contractual Obligations	Total	2008	2009-2010	2011-2012	2013 and beyond
Long-term debt principal obligations	$497,335	$3,120	$3,955	$10,785	$479,475
Interest on Senior Notes	4,028	1,007	2,014	1,007	—
Interest on Notes (1)	240,448	40,400	80,799	70,374	48,875
Interest on capital lease obligations	635	339	279	17	—
Operating lease obligations	29,431	5,598	8,969	6,694	8,170
Purchase obligations	5,246	5,246	—	—	—
Pension obligations (2)	830	830	—	—	—
Unrecognized tax positions (3)	2,100	—	—	—	—
Total contractual obligations	$780,053	$56,540	$96,016	$88,877	$536,520

(1)          In June 2007, we entered into an interest rate swap agreement that will be accounted for as a cash flow hedge. The interest rate swap agreement if effective from December 2007 to May 2012. Interest rates through the interest rate swap agreement period were prepared using our expected effective interest rate. Interest rates subsequent to the termination date of the interest rate swap agreement have not been included as we cannot reasonably estimate future interest payments (See “Interest Rate Swap” above). If the interest rate on our $230.0 million of floating rate notes was 8.228% after the expiration of the swap, interest payments on these floating rate notes would be $19.1 million annually.

(2)          While our pension liability at December 31, 2007 was approximately $1.6 million, we cannot reasonably estimate required payments beyond 2008 due to changing actuarial and market conditions.

(3)          We cannot reasonably determine the exact timing of payments related to our unrecognized tax positions.

Based on the level of operating performance expected in 2008, we believe our cash from operations, together with additional borrowings under our senior secured credit facility, will meet our liquidity needs for the foreseeable future, exclusive of any borrowings that we may make to finance potential acquisitions. However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could be adversely affected. As of December, 31, 2007, we had $113.2 million of unused borrowing availability under our senior secured credit facility based on a borrowing base of $135.0 million less borrowings of $19.5 million and after giving effect to $2.3 million used for letters of credit. Our levels of borrowing are further restricted by the financial covenants set forth in our senior secured credit facility agreement and the second lien senior indenture governing our Notes, which covenants are summarized above. As of December 31, 2007, the Company was in compliance with all covenants under the senior secured credit facility.

Our expansion and acquisition strategy may require substantial capital. Sufficient funding for future acquisitions may not be available under our existing revolving credit facility, and we may not be able to raise any necessary additional funds through bank financing or the issuance of equity or debt securities on terms acceptable to us, if at all.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”)  issued SFAS No. 141(R), Business Combinations, which establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s fiscal year that begins on or after Dec. 15, 2008. Beginning January 1, 2009 we will apply the provisions of SFAS No. 141(R) to our accounting for applicable business combinations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS 159, but believe the adoption of SFAS 159 will not have a material impact on our financial position or results of operations.

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

•                  a decrease in the number of patients our customers are serving;

•                  our ability to effect change in the manner in which health care providers traditionally procure medical equipment;

•                  the absence of long-term commitments with customers;

•                  our ability to renew contracts with group purchasing organizations and integrated delivery networks;

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

•                  increases in vendor costs that cannot be passed through to our customers; and

•                  the risk factors as set forth in Item 1A.

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

ITEM 7A:  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk arising from adverse changes in interest rates and fuel costs. We do not enter into derivatives or other financial instruments for speculative purposes.

Interest Rates

We use both fixed and variable rate debt as sources of financing. As of December 31, 2007, we had approximately $497.3 million of total debt outstanding, of which $19.5 million was bearing interest at variable rates approximating 7.1%. Based on variable debt levels at December 31, 2007, a 1.0 percentage point change in interest rates on variable rate debt would have resulted in annual interest expense fluctuating approximately $0.2 million.

In June 2007, we entered into an interest rate swap agreement for $230.0 million, which has the effect of converting our $230.0 of Floating Rate Notes to fixed interest rates.  The effective date for the interest rate swap agreement was December 2007; the expiration date is May 2012.

The interest rate swap agreement qualifies for cash flow hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  Both at inception and on an on-going basis, we must perform an effectiveness test.  In accordance with SFAS No. 133, the fair value of the interest rate swap agreement at December 31, 2007 is included as a cash flow hedge on our balance sheet.  The change in fair value was recorded as a component of accumulated other comprehensive loss, net of tax, on our balance sheet since the instrument was determined to be an effective hedge at December 31, 2007.  We do not expect any amounts to be reclassified into current earnings in the future due to ineffectiveness.  As a result of our interest rate swap agreement, we expect the effective interest rate on our $230.0 million Floating Rate Notes to be 9.065% from December 2007 through May 2012.

Fuel Costs

We are also exposed to market risks related to changes in the price of gasoline used to fuel our fleet of delivery and sales vehicles.   A hypothetical 10% increase in the price of unleaded gasoline from December 2007 levels, assuming December 2007 gasoline usage levels, would lead to an annual increase in fuel costs of approximately $340,000.

As of December 31, 2007, we have no other material exposure to market risk.

ITEM 8:  Financial Statements and Supplementary Data

The following table sets forth certain unaudited quarterly financial data for 2007 and 2006.  In our opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth therein.  The operating results for any one quarter are not necessarily indicative of results for any future period.

Selected Quarterly Financial Information

(Unaudited)

	Year Ended December 31, 2007
	Quarter	Two Months	Month	Quarter	Quarter
	Ended	Ended	Ended	Ended	Ended
	March 31	May 31	June 30	September 30	December 31
(dollars in thousands)	(Predecessor)	(Predecessor)	(Successor)	(Successor)	(Successor)
Total revenues	$63,549	$43,973	$21,602	$65,183	$69,669
Gross margin	$27,774	$17,052	$7,316	$20,985	$21,731
Gross margin %	43.7%	38.8%	33.9%	32.2%	31.2%
Net income (loss)	$3,190	$(50,664)	$(2,548)	$(6,907)	$(6,641)
Net cash provided by (used in) operating activities	19,286	15,032	(26,013)	20,877	$641
Net cash used in investing activities	(22,062)	(25,998)	(337,689)	(11,196)	$(21,985)
Net cash (used in) provided by financing activities	$2,776	$10,966	$367,185	$(13,164)	$21,344

	Year Ended December 31, 2006
	Quarter Ended
	March 31	June 30	September 30	December 31
	(Predecessor)
Total revenues	$57,982	$55,128	$54,569	$57,396
Gross margin	$26,539	$23,288	$21,349	$23,027
Gross margin %	45.8%	42.2%	39.1%	40.1%
Net income (loss)	$3,553	$(181)	$(2,217)	$(1,103)
Net cash provided by operating activities	20,148	4,675	18,787	5,261
Net cash used in investing activities	(12,317)	(8,682)	(10,974)	(19,738)
Net cash (used in) provided by financing activities	$(7,831)	$4,007	$(7,813)	$14,477

The Report of the Independent Registered Public Accounting Firm, Financial Statements and Schedules are set forth in Part IV, Item 15 of this Annual Report of Form 10-K.

ITEM 9:  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 5, 2007, the audit committee of the board of directors dismissed PricewaterhouseCoopers LLP (“PwC”) as our independent registered public accounting firm.

During the fiscal years ended December 31, 2005 and 2006 and through June 5, 2007, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to PwC’s satisfaction, would have caused PwC to make reference thereto in its report regarding the Company’s financial statements for such years.

During the fiscal years ended December 31, 2005 and 2006 and through June 5, 2007, there were no “reportable events,” as that term is defined under Item 304(a)(1)(v) of Regulation S-K or any “disagreements,” as that term is defined under Item 304(a)(1)(iv) of Regulation S-K.

The report of PwC on the financial statements of the Company for the fiscal years ended December 31, 2005 and 2006 did not contain any adverse opinion or disclaimer of opinion, and such report was not qualified or modified as to uncertainty, audit scope or accounting principle.

On June 20, 2007, we engaged Deloitte & Touche LLP (“Deloitte”) as our new independent registered public accounting firm.  During the fiscal years ended December 31, 2005 and 2006 and through June 19, 2007, the Company has not consulted with Deloitte regarding issues of the type described in Item 304(a)(2) of Regulation S-K.

ITEM 9A:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934.  As of the end of the period covered by this report, we performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that our files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.  Such internal control includes those policies and procedures that:

•                  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets;

•                  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors; and

•                  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

/s/ Gary D. Blackford	/s/ Rex T. Clevenger
Gary D. Blackford	Rex T. Clevenger
Chairman of the Board and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2007, that have materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B:  Other Information

None.

PART III

ITEM 10:  Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth the ages and the current positions of our executive officers and directors as of March 1, 2008.   Mr. Schiesl, our former senior vice president of sales, announced his resignation effective September 28, 2007

Name	Age	Position
Gary D. Blackford	50	Chairman of the Board and Chief Executive Officer
Rex T. Clevenger	50	Executive Vice President and Chief Financial Officer
Timothy W. Kuck	50	Executive Vice President and Chief Operating Officer
Jeffrey L. Singer	46	Executive Vice President, Sales and Marketing
Diana J. Vance-Bryan	51	Senior Vice President and General Counsel
Walter T. Chesley	53	Senior Vice President, Human Resources and Development
Scott M. Madson	47	Controller and Chief Accounting Officer
Kevin L. Roberg	56	Director
John D. Howard	55	Director
Robert Juneja	37	Director
Bret D. Bowerman	31	Director
David E. Dovenberg	63	Advisory Director and Chairman Emeritus of the Board

Gary D. Blackford became Chairman of the Board of Directors and Chief Executive Officer upon the consummation of the Transaction.  Prior thereto, Mr. Blackford had been President, Chief Executive Officer and a member of the Board of Directors since 2002.  Before joining us, Mr. Blackford was Chief Executive Officer for Curative Health Services from September 2001 to March 2002 and, prior to that, for Shop for School.com, Inc. from June 1999 to June 2001. He also served as Chief Operating Officer of Value Rx from 1994 to 1996 and as Chief Operating Officer and Chief Financial Officer of MedIntel from 1993 to 1994. Mr. Blackford holds a Bachelor of Business Administration degree from the University of Iowa, a Juris Doctor degree from Creighton University and Certified Public Accountant certificate.  In March 2008, Mr. Blackford was elected to serve on the board of directors of Wright Medical Group, Inc. (NASDAQ: WMGI).

Rex T. Clevenger joined us in 2004 as Senior Vice President and Chief Financial Officer and became Executive Vice President and Chief Financial Officer upon the consummation of the Transaction. He has over 25 years of financial operations and capital markets experience, including extensive capital attraction, corporate finance and planning roles as Senior Vice President, Finance for Reliant Resources, Inc. (NYSE: RRI) in Houston from 2000 to 2004, and with privately held Koch Industries in Wichita and Singapore from 1994 to 2000. He also worked in commercial and investment banking roles in Houston and New York, and as a Certified Public Accountant for Arthur Andersen. He is a graduate of the University of Missouri and holds a Bachelor of Science degree in Business Administration.

Timothy W. Kuck was named Executive Vice President and Chief Operating Officer upon the consummation of the Transaction. Mr. Kuck had served as Senior Vice President of Operations since 2005 and from 2004 to 2005 he served as Vice President of Operations for our central region. He has over 20 years of progressive managerial growth in sales, operation, finance and corporate administration. Prior to joining us, Mr. Kuck held the positions of Regional Vice President (1999-2003) and Chief Financial Officer and Secretary (1997-1999) at G&K Services, Inc.  Between the years of 1995-1997 at First Data Corporation, which acquired Employee Benefit Plans, Inc., he held the titles of President of EBPLife Insurance Company and Senior Vice President of First Health. During Mr. Kuck’s tenure at Employee Benefit Plans, he held the positions of Chief Financial Officer and Secretary (1993-1995), President of EBPLife Insurance Company (1993-1997) and General Counsel and Secretary (1991-1993). Mr. Kuck also was an attorney at Popham, Haik, Schnobrich & Kaufman, Ltd., in Minneapolis, Minnesota from 1984 to 1991. Mr. Kuck holds a Juris Doctor degree from the University of Minnesota Law School and a Bachelor of Arts degree from Augustana College in South Dakota. Mr. Kuck also has a Certified Public Accountant certification.

Jeffrey L. Singer was named Executive Vice President, Sales & Marketing upon the consummation of the Transaction. Since 2003, Mr. Singer had served as Senior Vice President, Asset Optimization. From 1999 to 2003, he was Vice President, Purchasing and Logistics and from 1998 to 1999, he was Vice President of Alternate Care—West. He was Chief Executive Officer of Home Care Instruments, Inc. from 1991 to 1998, and held various other positions at HCI from 1986 to 1991. He holds a Bachelor of Science degree in Marketing and Logistics from the University of Missouri.

Diana Vance-Bryan joined us in 2006 as Senior Vice President and General Counsel. She has over 20 years of legal experience, primarily in the health care sector. From February 2004 through October 2006, Ms. Vance-Bryan served as Vice President and General Counsel of Novartis Nutrition Corporation, a leading manufacturer of medical nutrition products, which was acquired by Nestlè. Prior to joining Novartis Nutrition Corporation and re-joining Novartis, Ms. Vance-Bryan was a shareholder in the Twin Cities law firm of Briggs and Morgan, P.A. from 2003 through 2004. Ms. Vance-Bryan was Senior Vice President and General Counsel of PreferredOne Administrative Services, Inc. from 2000 through 2003 and earlier in her career she served as Assistant General Counsel for United Healthcare Corporation, now UnitedHealth Group. Ms. Vance-Bryan is a graduate of Mercy Hospital School of Nursing, received a Bachelor of Science degree in nursing from The University of Iowa College of Nursing and a Juris Doctor degree from The University of Iowa College of Law.

Walter T. Chesley joined us in 2003 as Senior Vice President, Human Resources and Development. He has over 25 years of human resources experience, most recently with Children’s Hospitals and Clinics, the largest pediatric health care provider in the upper Midwest, where he was Vice President, Human Resources and Chief Administrative Officer from 2000 to 2003. From 1997 to 2000, Mr. Chesley was Vice President, Human Resources for Ceridian Corporation, a leading provider of human resources management, payroll outsourcing, tax filing and benefits administration services. Prior to that, he was Assistant Vice President of the Dun & Bradstreet Corporation and Reuben H. Donnelley directory publishing division. Mr. Chesley has a Bachelor of Science degree in Communications and Public Relations from Boston University and a Juris Doctor degree from the American University Washington College of Law.

Scott M. Madson joined us in October 2006 as Controller and Chief Accounting Officer. He has over 20 years of accounting and financial management experience, most recently with Nextel Partners, Inc., a wireless telecommunications provider, where he was the Controller from 2004 to 2006. From 1998 to 2004, Mr. Madson was Director of Financial Accounting with RBC Dain Rauscher, a Minneapolis, Minnesota based securities brokerage and investment banking firm. Prior to that, he held financial reporting and internal audit managerial positions at RBC Dain Rauscher as well as audit positions with Deloitte and Touche. Mr. Madson holds a Certified Public Accountant certificate and a Bachelor of Science degree in accounting from the University of Minnesota.

Kevin L. Roberg became director and was appointed to chairman of the audit committee on November 29, 2007.   Mr. Roberg is currently serving as Chairman and Chief Executive Officer of Pro Staff.  Mr. Roberg also is the founder and managing partner of Kelsey Capital Management, a private investment firm, and is a general partner with the healthcare venture capital firm Delphi Ventures (Menlo Park, CA).  Mr. Roberg is also a director of Thomas and Betts Corporation (NYSE: TNB), Dignified Assisted Living, Ryan Companies US, Inc., JLJ Medical Devices International LLC, Ancillary Care Management, Yale Mechanical Inc. and Lake Air Metal Products, LLC.  Before joining Pro Staff’s management team in 2007 and prior to founding Kelsey Capital and joining Delphi Ventures, Mr. Roberg held a variety of executive positions in the healthcare field.  From December 1995 to June 1998, Mr. Roberg served as President and Chief Executive Officer of ValueRx.  From April 1995, until it was acquired by ValueRx in December 1995, Mr. Roberg served as President and Chief Executive Officer of Medintell Systems Corporation, a pharmaceutical information management company.  From June 1994 to April 1995, Mr. Roberg served as president of Western Health Plans and president of PRIMExtra, Inc. for EBP Health Plans, Inc. a third-party administrator.  Mr. Roberg received a Bachelor of Science from the University of Iowa.

John D. Howard became a director upon the consummation of the Transaction. Mr. Howard is Chief Executive Officer of Bear Stearns Merchant Banking (“BSMB”) and a Senior Managing Director of Bear, Stearns & Co. Inc.  Prior to founding BSMB in 1997, Mr. Howard was the co-CEO of Vestar Capital Partners, a private investment firm specializing in management buyouts. Previously, Mr. Howard was a Senior Vice President and Partner of Wesray Capital Corporation.  He currently serves on the board of directors of Balducci’s, New York & Company (NYSE: NWY), Stuart Weitzman Holdings and Aéropostale (NYSE: ARO).  Additionally, Mr. Howard is a member of the board of directors of the Yale School of Management as well as a trustee of Mount Sinai Hospital. Mr. Howard holds a Master of Business Administration degree from the Yale School of Management and a Bachelor of Arts degree from Trinity College.

Robert Juneja became a director upon the consummation of the Transaction. Mr. Juneja is a Partner of Bear Stearns Merchant Banking and a Senior Managing Director of Bear, Stearns & Co. Inc.  Mr. Juneja joined BSMB in 2000 and focuses on investments in financial services and health care services. Prior to joining BSMB, Mr. Juneja was Vice President of Corporate Development at Destia Communications. Mr. Juneja serves on the board of directors of ACA Capital Holdings (OTC BB: ACAH.PK), Alter Moneta Holdings, Caribbean Financial Group, Cavalry Investments Holdings and Churchill Financial Holdings. Mr. Juneja holds a Master of Business Administration degree from the Wharton School of the University of Pennsylvania and a Bachelor of Arts degree in Mathematics from the University of Michigan.

Bret D. Bowerman became a director upon the consummation of the Transaction. Mr. Bowerman is a Senior Associate of Bear Stearns Merchant Banking.  Prior to joining BSMB in 2007, Mr. Bowerman worked as a Research Analyst at GoldenTree Asset Management from 2006 to 2007 and from 2001 to 2003 he worked as an Associate at DB Capital Partners. Mr. Bowerman holds a Master of Business Administration degree from the Wharton School of the University of Pennsylvania and a Bachelor of Arts degree in Economics from Washington & Lee University.

David E. Dovenberg became Chairman Emeritus of the Board of Directors upon the consummation of the Transaction. Mr. Dovenberg had been Non-Executive Chairman of the Board since 2004 and was Chairman of the Board between 2001 and 2004. Mr. Dovenberg was our President and Chief Executive Officer from 1998 to 2002. He joined us in 1988 as Vice President, Finance and Chief Financial Officer and served in this role until 1998. Prior to joining us, he had been with The Prudential Insurance Company of America since 1969. From 1979 to 1988, he was a regional Vice President in the area of corporate investments in private placements for Prudential Capital Corporation.  He holds a Master’s degree in Economics from the University of Minnesota and a Bachelor of Arts degree from Gustavus Adolphus College.

Each of the following individuals is nominated for election at the board of directors meeting scheduled March 13, 2008, for a term beginning April 1, 2008, and continuing until a successor is duly elected and qualified or until his earlier death, resignation or removal.

David Crane has served as President and Chief Executive Officer of New Hope Bariatrics, Inc. since November 2005.  New Hope Bariatrics, in partnership with physicians, owns and manages ambulatory surgery centers dedicated to meeting the needs of the morbidly obese patient.  In addition, Mr. Crane is former President and Chief Executive Officer of MedCath, Inc., serving in such capacity from 2000 to 2003.  MedCath is a healthcare provider primarily focused on the development and operation of physician-owned heart hospitals throughout the United States.  Mr. Crane also served as a director of MedCath and, from 1989 to 1999, as its Chief Operating Officer.  Prior to his tenure at MedCath, Mr. Crane served from 1985 to 1989 as Chief Operating Officer of MediVision, Inc., a privately held company that developed and managed ophthalmic ambulatory surgery centers and physician practices nationally. MediVision was sold to Medical Care International in 1989.  Mr. Crane serves a director of New Hope Bariatrics, Inc. and Alveolus Inc. and is on the Board of Trustees of the Charlotte Latin School.  Mr. Crane served as a director of Orion HealthCorp, Inc. until January 2008 and from November 2003 until August 2007, Mr. Crane served as a director of Pediatric Services, Inc.  Mr. Crane holds a Master of Business Administration degree from Harvard Business School and a Bachelor of Arts degree from Yale College.

Mark M. McKenna has over 30 years of health care industry experience. Mr. McKenna retired as the President and Chief Executive Officer of Novation, LLC, a health care services company, in June 2006. He had served as the President of Novation since February 1999.  From January 1998 to February 1999, Mr. McKenna was the Senior Vice President of Operations for Novation. Mr. McKenna serves as a director of SterilMed, Suture Express, LifeNexus and Patton Surgical and on the Board of Advisors for The Beryl Companies. Mr. McKenna holds a Master of Business Administration degree from Suffolk University and a Bachelor of Science degree in Business Administration from Boston College.

Barry P. Schochet currently is President and Chief Executive Officer of BPS Health Ventures, LLC, a health care consulting and equity investment firm, a position he has held since 2005.  From 1995 until 2005, he served in several executive capacities at Tenet Healthcare Corporation, including Vice Chairman.  Through its subsidiaries, Tenet owns and operates acute care hospitals and related health care services.  He also has served as the hospital division president for National Medical Enterprises and as Chief Executive Officer of Cypress Community Hospital in Pompano Beach, Florida.  Mr. Schochet serves as a board member of Broadlane, Inc., Healthstop Clinics, Estill Medical Technologies, Inc. and MediSend International and as an advisor to Tri Cap Technology Group and The Beryl Companies.  Mr. Schochet holds a Master’s degree in hospital administration from George Washington University and a Bachelor’s degree in zoology from the University of Maine.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors

Each director is expected to devote sufficient time, energy and attention to ensure diligent performance of his or her duties.  Our board met eleven times during 2007, three of which occurred subsequent to the Transaction and with all directors in attendance.  All of our current directors attended 75 percent or more of the meetings of our board and various committees that occurred during their term of service during 2007.

Committees of the Board of Directors

Following the completion of the Transaction, our Board of Directors reconstituted its audit committee and compensation committee, which will carry out the functions described below.  Prior to the Transaction, we also had a special committee formed for the acquisition of the assets of the ICMS division of Intellamed, Inc.  The special committee met once in 2007 prior to the Transaction.

Audit Committee

Our audit committee members are Kevin L. Roberg, Bret D. Bowerman and David E. Dovenberg.  Mr. Dovenberg, as an advisory member, does not vote on matters before the committee.  Mr. Roberg is the chairman. The audit committee met four times during 2007, two of which occurred subsequent to the Transaction and with all members present.  The audit committee, among other things:

•                  reviews the results of the independent registered public accounting firm’s annual audit and its required communication on any significant adjustments, management judgments and estimates, new accounting policies and disagreements with management;

•                  reviews and discuss with management our audited financial statements;

•                  reviews the performance of our independent registered public accounting firm;

•                  annually recommends independent registered public accounting firms;

•                  reviews the adequacy of our system of internal accounting controls;

•                  adopts and annually assesses the audit committee charter; and

•                  prepares such reports or statements as may be required by securities laws.

Under current rules of public trading markets, such as NASDAQ and the New York Stock Exchange, our current audit committee would not be deemed to be comprised solely of independent directors since Mr. Bowerman is associated with BSMB and Parent.

Mr. Roberg, who is chairman of the audit committee, qualifies as an “audit committee financial expert” as that term is defined under Item 407(d)(5) of Regulation S-K.  Mr. Roberg is an independent director.

Compensation Committee

Our compensation committee consists of Robert Juneja.  The compensation committee did not meet during 2007.  We intend to appoint an additional non-employee director to our compensation committee during 2008. The compensation committee, among other things:

•                  administers our stock option plan;

•                  produces an annual compensation committee report;

•                  determines the annual compensation to be paid to the named executive officers; and

•                  makes regular reports to the board of directors concerning executive compensation.

Until such time as our compensation committee is fully constituted, the establishment and administration of the Company’s executive compensation program will be the responsibility of the full board of directors.

Under current rules of public trading markets, such as NASDAQ and the New York Stock Exchange, our current compensation committee would not be deemed to be comprised solely of independent directors, because Mr. Juneja is associated with BSMB and Parent.

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

Pursuant to provisions of the Delaware General Corporation Law, we have adopted provisions in our certificate of incorporation that provide that our directors shall not be personally liable to us or our stockholders for monetary damages for a breach of fiduciary duty as a director, subject to certain exceptions.

At present, we are aware of no pending litigation or proceeding involving any of our directors, officers, employees or agents where indemnification will be required or permitted. We are not aware of any threatened litigation or proceeding that might result in a claim for indemnification.

CODE OF BUSINESS CONDUCT AND ETHICS

We have adopted a code of conduct and ethics for all employees, directors and officers, including our chief executive officer, chief financial officer and chief accounting officer. Our code of conduct and ethics can be found at our internet website, www.uhs.com.  We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our code of conduct and ethics by posting such information on our website at the address specified above.

ITEM 11:  Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

In this compensation discussion and analysis, we provide an overview of our compensation program, including our compensation philosophy and objectives and each component of compensation for our chief executive officer, chief financial officer, and other individuals included in the Summary Compensation Table below (collectively, the “named executive officers”).  We did not utilize a compensation consultant during 2007.

Although we underwent significant organizational and ownership changes in 2007 as a result of the Transaction, our compensation objectives, have remained consistent.

Following the Transaction, a new stock option plan was adopted by Parent, and all outstanding awards under our former equity-based compensation plan (whether or not then vested or exercisable) were cancelled.  Holders of vested options received in consideration for the cancellation of their vested options an amount equal to the product of:

•                  the number of shares of common stock issuable upon the exercise of such vested options, and

•                  the per share merger consideration in the Transaction minus the exercise price for such vested options, less withholding taxes.

For a detailed discussion of the new stock option plan, see discussion under the heading “2007 Stock Option Plan” below.

Compensation Committee

The compensation committee’s responsibilities are discussed in Item 10 of this Annual Report on Form 10-K under the caption “Meetings and Committees of the Board of Directors.”

Overview of Compensation Program

The compensation committee has responsibility for establishing, implementing and continually monitoring adherence with our compensation philosophy.  The compensation committee ensures that total compensation paid to the named executive officers is fair, reasonable and competitive.  The compensation committee of our board currently consists of Robert Juneja.  We intend to appoint at least one additional non-employee director to the committee during 2008. During 2007 and until such time as our compensation committee is fully constituted, the full board of directors performs the functions of the compensation committee’s administration of our executive compensation program.

Compensation Philosophy and Objectives

The compensation committee believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual and long-term strategic goals of the Company.  The compensation committee evaluates both performance and compensation to ensure we maintain our ability to attract and retain superior employees in key positions and compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of other health care services companies. To that end, the compensation committee believes that the executive compensation packages provided by us to the named executive officers should include base salary, annual performance-based incentive compensation and long-term equity (stock option) compensation that rewards performance as measured against established goals.

Role of Executive Officers in Compensation Decisions

The compensation committee approves all compensation decisions for the named executive officers, which include the review and approval of the chief executive officer’s compensation, as well as the review and approval of the chief executive officer’s recommendations regarding annual performance-based incentive compensation and long-term equity (stock option) compensation to the other named executive officers.  Total compensation for the chief executive officer is higher than the other named executive officers due to the greater breadth of responsibilities held by the chief executive officer.

Setting Executive Compensation

Based on the compensation committee’s compensation philosophy and objectives, the committee has structured the Company’s annual performance-based incentive and long-term equity (stock option) compensation to motivate the named executive officers to achieve the business goals set by us and to reward the named executive officers for achieving these goals.  In furtherance of this, the committee conducts an annual review of its total compensation program for the named executive officers.

2007 Executive Compensation Components

For our year ended December 31, 2007, the principal components of compensation for our named executive officers were:

•                  base salary;

•                  annual performance-based incentive compensation;

•                  long-term equity incentive (stock option) compensation;

•                  severance and/or change of control benefits;

•                  retirement plan benefits; and

•                  long-term savings plan and other benefits.

Base Salary

The Company provides named executive officers with a base salary to compensate them for services rendered during the fiscal year.  Base salary ranges are determined for each named executive officer based on his or her position and responsibility using data from health care services companies and the compensation committee’s knowledge of and expertise regarding the market.  Base salary ranges are designed so that salary opportunities for a given position will be targeted at the midpoint of the base salary established for each range.

During its review of base salaries for the named executive officers, the compensation committee may consider, but is not limited to, any of the following three items:

•                  market data provided by our human resources department or outside consultants;

•                  internal review of the named executive officer’s compensation, both individually and relative to other named executive officers; and

•                  individual performance of the executive, which is assessed based on factors such as fulfillment of job responsibilities, the financial and operating performance of the activities directed by each named executive officer, experience and potential.

Salary levels are typically considered annually as part of our performance review process and upon a promotion or other change in job responsibility.  Merit-based increases to salaries of the named executive officers are based on the compensation committee’s assessment of the individual’s performance.

Annual Performance-Based Incentive Compensation

The annual performance-based incentive compensation is offered through the Executive Incentive Program (the “EIP”), an annual cash incentive program.  The EIP includes various incentive levels based on the participant’s accountability and impact on our operations, with award opportunities that are established as a percentage of base salary.  The range varies from 65% to 85% of base salary for the Company’s named executive officers.

The potential EIP award for each named executive officer is based on the achievement of the corporate financial objective set forth by the compensation committee relating to earnings before interest, income tax, depreciation and amortization (“EBITDA”) as adjusted for stock-based compensation, transaction and related expenses, loss on extinguishment of debt and board of director expenses (“Adjusted EBITDA”).  The potential EIP award is calculated by comparing actual and target Adjusted EBITDA.  Each 1% directional variance to target has a 10 times multiplier affect on the potential EIP award with bookends at 110% and 93% of target, correlating to a multiplier effect to incentive levels of 200% to 30%, respectively.  Adjusted EBITDA performance at a level below 93% of target results in a zero potential EIP award.

Management understands that some industry analysts and investors consider EBITDA as a supplementary non-GAAP financial measure useful in analyzing a company’s ability to service debt. EBITDA, however, is not a measure of financial performance under GAAP and should not be considered as an alternative to, or more meaningful than, net income as a measure of operating performance, or to cash flows from operating, investing or financing activities, or as a measure of liquidity.  Since EBITDA is not a measure determined in accordance with GAAP and is thus susceptible to varying interpretations and calculations, EBITDA may not be comparable to other similarly titled measures of other companies.  EBITDA does not represent an amount of funds that is available for management’s discretionary use.  Adjusted EBIDTA is included because certain compensation plans are based upon this measure.

The named executive officers earn 50% of the actual EIP based on actual Adjusted EBITDA results versus target.  The remaining 50% of the actual Adjusted EBITDA results versus target is earned based on attainment of each named executive officer’s specific and quarterly objectives.

During the past five years, the Company achieved performance in excess of the target two times, but did not achieve the maximum performance level.  The payout percentage in the past five years ranged between approximately 67% and 164% of the participant’s target award opportunity. Generally, the committee sets the minimum, target and maximum levels so the relative difficulty of achieving the target is consistent from year to year.

Awards granted to named executive officers under the EIP in March 2008 for performance in 2007 are reflected in the “Non-equity Incentive Plan” column of the Summary Compensation Table on page 75.  The Company expects to pay the EIP award in March 2008.

Long-Term Equity Incentive (Stock Option) Compensation

The 2007 Stock Option Plan of Parent (“2007 Stock Option Plan”) provides for the award of stock options and is designed to:

•                  enhance the link between the creation of stockholder value and long-term executive incentive compensation;

•                  provide an opportunity for increased equity ownership of Parent by executives; and

•                  maintain competitive levels of total compensation.

Stock option award levels vary among participants based on their positions within the Company and were granted in June of 2007.  On an ongoing basis, options are granted in the fourth calendar quarter.  The exercise price of the stock option award is equal to the fair market value of Parent’s common stock on the grant date as determined by the compensation committee of Parent and approved by the board of directors of Parent.  See “2007 Stock Option Plan” below.

Severance and/or Change of Control Benefits

The Company has adopted an Executive Severance Plan.  This plan provides for severance and/or change of control benefits for two named executive officers and employment agreements provide for severance and/or change of control benefits for the other named executive officers.  Severance and/or change in control benefits serve several purposes and are designed to:

•                  aid in the attraction and retention of the executives as a competitive practice;

•                  keep the executives focused on running the business when confronted with transactions; and

•                  encourage the executives to act in the best interest of the stockholders in evaluating transactions.

For a detailed discussion of the foregoing, please refer to the caption “Potential Payments Upon Termination or Change in Control” below.

Retirement Plans

Effective December 31, 2002, benefit accruals under our Employees’ Pension Plan (the “Pension Plan”) were frozen for all participants and no new participants have been or will be permitted to enter the Pension Plan after that date. Mr. Singer is the only named executive officer who participates in the Pension Plan.

Under the Pension Plan, all employees who attained age 21 and who completed one year of service prior to December 31, 2002, were eligible to participate in the Pension Plan.  Additional service or compensation changes of participants after that date are not considered for purposes of computing participant accrued benefit.  However, accumulated service after December 31, 2002 continues to be taken into account for purposes of determining a participant’s vested interest and entitlement to an early retirement subsidy and certain death benefits.

Participants earn the right to receive certain benefits upon termination of employment, including retirement at the normal retirement age of 65 or upon early retirement on or after age 55.  Normal retirement benefits are calculated as more particularly illustrated below.  Benefits vest according to the following schedule and are 100% vested at normal retirement.

Years of	Vesting
Service	Percentage
Less than 3	—
3	20%
4	40%
5	60%
6	80%
7	100%

The formulas below provide an illustration as to how the retirement benefits are calculated.

Normal Retirement

First Formula

1.6%	X	Average Monthly Pay (1)	X	Years of Credited Service (up to 25)	-	Social Security Offset	=	Monthly Benefit

Second Formula

Years of Credited Service   X             $6.00       =        Monthly Benefit

(1) Average monthly pay primarily includes base salary and EIP awards.

Early retirement benefits are determined generally in the same manner as described above for normal retirement benefit, but are adjusted to reflect the actuarially determined adjusted payout period.

Long-Term Savings Plan and Other Benefits

The long-term savings plan is a tax-qualified retirement savings plan pursuant to which all employees, including the named executive officers, are able to contribute the lesser of up to 60% of their annual salary or the limit prescribed by the Internal Revenue Service to the Long-Term Savings Plan on a pre-tax basis.  The Company will match 50% of up to 6% of base pay that is contributed to the Long-Term Savings Plan excluding any catch-up contributions.  Matching contributions and any earnings on the matching contributions are vested in accordance with the following schedule:

Years of	Vesting
Service	Percentage
Less than 1	—
1	33%
2	66%
3	100%

TAX AND ACCOUNTING IMPLICATIONS

Deductibility of Executive Compensation

The compensation committee reviews and considers the Company’s deductibility of executive compensation.  We believe that compensation paid under our EIP is generally 100% deductible for federal income tax purposes, except that potential “excess parachute payments” exist with respect to our named executive officers.  Section 280G of of the Internal Revenue Code of 1986, as amended (the “Code”), provides that the Company may not deduct compensation paid in connection with a change of control that is treated as an excess parachute payment. In certain circumstances, the compensation committee may elect to approve compensation that is not fully deductible to ensure competitive levels of compensation for our executive officers.  For 2007, we believe that all executive officer compensation paid will be fully deductible.

Accounting for Stock-Based Compensation

Beginning January 1, 2006, we began accounting for our stock-based compensation, namely, stock options issued under the 2003 Stock Option Plan and 2007 Stock Option Plan, as required by SFAS 123(R).

COMPENSATION COMMITTEE REPORT

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on this review and discussion, recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

THE BOARD OF DIRECTORS
Gary D. Blackford
Bret D. Bowerman
John D. Howard
Robert Juneja
Kevin L. Roberg

EXECUTIVE COMPENSATION

The following tables and accompanying narrative disclosure should be read in conjunction with the Compensation Discussion and Analysis.

SUMMARY COMPENSATION TABLE

The table below sets forth the total compensation earned by and awarded to the named executive officers for our 2007 and 2006 fiscal years.

The named executive officers were not entitled to receive payments which would be characterized as “Bonus” payments for the year ended December 31, 2007 or 2006,

except for Mr. Clevenger and Ms. Vance-Bryan who each received a cash bonus payment in connection with the Transaction.  Amounts listed under the “Non-Equity Incentive Plan Compensation” column were determined in accordance with the “2007 Executive Incentive Plan Targets,” filed as Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2006, as approved by the compensation committee of our board of directors.  The non-equity incentive plan compensation is expected to be paid in March 2008.

						Change in
						Pension
						Value and
					Non-Equity	Non-Qualified
					Incentive	Deferred
				Option	Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	($ )	($ ) (1)	($ ) (2)	($ ) (3)	($ ) (4)	($ ) (5)	($ )
Gary D. Blackford	2007	$423,385	$—	$2,865,500	$590,200	N/A	$32,963	$3,912,048
Chairman of the Board and
Chief Executive Officer (6)	2006	$391,923	$—	$507,272	$393,100	N/A	$5,878	$1,298,173

Rex T. Clevenger	2007	$310,522	$75,000	$588,944	$381,900	N/A	$7,749	$1,364,115
Executive Vice President
and Chief Financial
Officer	2006	$297,105	$—	$89,607	$270,000	N/A	$6,600	$663,312

Timothy W. Kuck	2007	$223,592	$—	$774,363	$256,700	N/A	$6,708	$1,261,363
Executive Vice President
and Chief Operating Officer	2006	$213,069	$—	$87,508	$188,000	N/A	$4,185	$492,762

Jeffrey L. Singer	2007	$211,692	$—	$478,801	$243,000	$—	$6,351	$939,844
Executive Vice President,
Sales and Marketing	2006	$194,082	$—	$68,495	$175,000	$—	$5,823	$443,400

Diana Vance-Bryan	2007	$195,554	$25,000	$381,751	$208,500	N/A	$5,866	$816,671
Senior Vice President and
General Counsel

Joseph P. Schiesl	2007	$204,386	$—	$414,550	$—	N/A	$490,220	$1,109,156
Former Senior Vice
President, Sales (7) (8)	2006	$253,846	$—	$113,172	$170,000	N/A	$6,060	$543,078

(1)          The amounts in the “Bonus” column reflect a cash bonus payment in connection with the Transaction to certain of our named executive officers.

(2)          The amounts in the “Option Awards” column reflect the dollar amount recognized for financial statement reporting purposes for the years ended December 31, 2007 and 2006, in accordance with SFAS No. 123(R) of awards pursuant to the 2003 Stock Option Plan and the 2007 Stock Option Plan.  The expense may include amounts from awards granted during and before 2007.  Assumptions used in the calculation of these amounts are included in Note 10 to our audited financial statements for the fiscal year ended December 31, 2007 set forth in Part IV, Item 15 of this Annual Report on Form 10-K.  As a result of the Transaction, unvested options granted under our predecessor 2003 Stock Option Plan became fully vested and accelerated expense was recorded in accordance with SFAS 123(R). A detail of the total expense is included below.

Name	2003 Stock Option Plan		2007 Stock Option Plan Recurring Expense	Total Option Award Expense
	Recurring Expense	Accelerated Expense
Gary D. Blackford	$263,893	$1,594,252	$1,007,355	$2,865,500
Rex T. Clevenger	42,281	338,245	208,418	588,944
Timothy W. Kuck	54,830	545,851	173,682	774,363
Jeffrey L. Singer	39,296	265,823	173,682	478,801
Diana Vance-Bryan	23,826	314,505	43,420	381,751
Joseph P. Schiesl	58,874	355,676	—	414,550

(3)          The amounts in the “Non-Equity Incentive Plan Compensation” column reflect the cash awards to the named executive officers under the EIP, which is discussed in detail on page 70 under the caption “Annual Performance-Based Incentive Compensation.”

(4)          The amount in the “Change in Pension Value and Non-Qualified Deferred Compensation Earnings” column for Mr. Singer, the only named executive officer covered by the Pension Plan, reflects the change in the present value of Mr. Singer’s benefits under the Pension Plan using interest rate and mortality rate assumptions consistent with those used in our financial statements and includes amounts which Mr. Singer may not be entitled to receive because such amounts are not vested.  The amount shown for Mr. Singer does not include declines of $2,875 and $1,865 in the present value of the benefit provided under the Pension Plan for 2007 and 2006, respectively.  The Pension Plan is discussed in detail on page 72 under the caption “Retirement Plans.”

(5)          The amounts in the “All Other Compensation” column reflect our contributions for all of the named executive officers, except for the 2007 amounts for Mr. Blackford(6) and Mr. Schiesl(8), to the Long-Term Savings Plan, discussed in detail on page 73 under the caption “Long-Term Savings Plan and Other Benefits.”

(6)          The amount in the “All Other Compensation” column for Mr. Blackford in 2007 reflects legal fees incurred by us for Mr. Blackford in connection with the Transaction of $26,612 and our contribution to the Long-Term Savings Plan of $6,351.

(7)          Mr. Schiesl announced his resignation effective September 28, 2007.

(8)          The amount in the “All Other Compensation” column for Mr. Schiesl in 2007 includes our matching contribution to our Long-Term Savings Plan of $5,110 and amounts in connection with Mr. Schiesl’s resignation which include, pursuant to the terms of Mr. Schiesl’s employment agreement, the following: (A) a lump sum payment of $224,141, representing the EIP award Mr. Schiesl would have received had we achieved 100% of our Adjusted EBITDA target for 2007, estimated COBRA payments for a twelve-month period following termination and accrued and unpaid vacation and (B) bi-weekly severance installments totaling $260,969, of which $55,205 was paid from September 29, 2007 to December 31, 2007 and $205,764 of which will be paid from January 1, 2008 to September 28, 2008.

2007 GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Options	Awards	Awards
Name	Date	($ )	($ )	($ )	(#)	(#) (2)	(#)	(#) (3)	($ /sh) (4)	($ ) (5)
Gary D. Blackford	N/A	$—	$359,877	$719,754
	6/18/2007				—	7,250,000	—	7,250,000	$1.00	$6,044,129

Rex T. Clevenger	N/A	$—	$232,892	$465,784
	6/18/2007				—	1,500,000	—	1,500,000	$1.00	$1,250,509

Timothy W. Kuck	N/A	$—	$156,514	$313,028
	6/18/2007				—	1,250,000	—	1,250,000	$1.00	$1,042,091

Jeffrey L. Singer	N/A	$—	$148,185	$296,370
	6/18/2007				—	1,250,000	—	1,250,000	$1.00	$1,042,091

Diana Vance-Bryan	N/A	$—	$127,110	$254,220
	6/18/2007				—	625,000	—	625,000	$1.00	$521,046

Joseph P. Schiesl (6)	NA	$—	$—	$—	—	—	—	—	NA	$—

(1)          The amounts shown under “Estimated Future Payments Under Non-Equity Incentive Plan Awards” reflect the minimum, target and maximum payment levels, respectively, under the Company’s EIP which is discussed in detail on page 70.  These amounts are based on the named executive officer’s base salary and position for the year ending and as of December 31, 2007.  The 2007 EIP payout is included in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table.

(2)          The amount shown in the “Estimated Future Payouts Under Equity Incentive Plan Awards” column represents the performance vesting portion of option awards granted under Parent’s 2007 Stock Option Plan, which is discussed in detail under the caption “2007 Stock Option Plan” below.

(3)          The amount shown in the “All Other Option Awards: Number of Securities Underlying Options” column represents the fixed vesting portion of option awards granted under Parent’s 2007 Stock Option Plan, which is discussed in detail under the caption “2007 Stock Option Plan” below.

(4)          The exercise price of the stock option award is equal to the fair market value of Parent’s common stock on the grant date as determined by the recent per share valuation of Parent, resulting from the Transaction, as detailed below:

(in thousands, except per share amount)

Equity Contribution at May 31, 2007 from BSMB and UHS Management to Parent	$248,794

Parent shares issued and outstanding at May 31, 2007	248,794

Per share Parent valuation at May 31, 2007	$1.00

(5)          Represents the grant date fair value of option awards as measured in accordance with SFAS 123(R).  The SFAS 123(R) value for option awards is determined using the Black-Scholes valuation method.  Refer to Note 10 to our audited financial statements for the fiscal year ended December 31, 2007 set forth in Part IV, Item 15 of this Annual Report on Form 10-K.

(6)          Mr. Schiesl announced his resignation from the Company effective September 28, 2007.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2007 (1)

	OPTION AWARDS (2)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($ ) (3)	Option Expiration Date

Gary D. Blackford	6/18/2007	2,416,570	6,041,715	6,041,715	$1.00	6/17/2017

Rex T. Clevenger	6/18/2007	499,980	1,250,010	1,250,010	$1.00	6/17/2017

Timothy W. Kuck	6/18/2007	416,650	1,041,675	1,041,675	$1.00	6/17/2017

Jeffrey L. Singer	6/18/2007	416,650	1,041,675	1,041,675	$1.00	6/17/2017

Diana Vance-Bryan	6/18/2007	208,325	520,838	520,838	$1.00	6/17/2017

Joseph P. Schiesl (4)	NA	—	—	—	NA	NA

(1)          All outstanding equity awards are option awards granted under Parent’s 2007 Stock Option Plan, discussed in detail on page 71 under the caption “Long-Term Equity Incentive (Stock Option) Compensation.”

(2)          Half of the options granted under the 2007 Stock Option Plan for our named executive officers vest over a six year period of service with 16.66% vesting on December 31 of each year of the six-year period with such unvested options included in the “Number of Securities Underlying Unexercised Options Unexercisable” column.  The remaining half of the options vest over a six year period, subject to the Company’s attainment of certain performance objectives, with 16.66% vesting on December 31 of each year of the six-year period with such unvested options included in the “Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options” column.  The 2007 Stock Option Plan is discussed in detail under the caption “2007 Stock Option Plan” below.

(3)          See footnote (4) to the “2007 Grants of Plan-Based Awards” table above.

(4)          Mr. Schiesl announced his resignation from the Company effective September 28, 2007.

2007 OPTION EXERCISES

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($ ) (1)
Gary D. Blackford	5,602,897	$8,875,286
Rex T. Clevenger	1,000,000	$1,584,053
Timothy W. Kuck	1,000,000	$1,240,053
Jeffrey L. Singer	800,000	$1,214,242
Diana Vance-Bryan	300,000	$157,216
Joseph P. Schiesl (2)	1,250,000	$1,980,066

(1)   The amounts in the “Value Realized on Exercise” column represent consideration paid to the named executive officer in conjunction with the Transaction related to options issued under the 2003 Stock Option Plan.  In conjunction with the Transaction, the vesting of all options issued under the 2003 Stock Option Plan

(2)   was accelerated and all outstanding option awards became fully vested. Upon the consummation of the Transaction, each holder of such award received consideration equal to the product of the number of shares of common stock issuable upon the exercise of such vested options, and the per share merger consideration in the Transaction minus the exercise price for such vested options in exchange for the cancellation of such option awards.

(3)   Mr. Schiesl announced his resignation from the Company effective September 28, 2007.

2007 PENSION BENEFITS

The table below shows the actuarial present value of accumulated benefits payable to a named executive officer, including the number of years of service credited to that named executive officer, under our Pension Plan determined using interest rate and mortality rate assumptions consistent with those used in our financial statements.  Information regarding our Pension Plan is discussed under the caption “Retirement Plans” on page 72.

Name (1)	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($ )(3)	Payments During Last Fiscal Year ($ )
Gary D. Blackford (1)	N/A	N/A	N/A	N/A
Rex T. Clevenger (1)	N/A	N/A	N/A	N/A
Timothy W. Kuck (1)	N/A	N/A	N/A	N/A
Jeffrey L. Singer	UHS Employees' Pension Plan	4.4	$31,737	$—
Diana Vance-Bryan (1)	N/A	N/A	N/A	N/A
Joseph P. Schiesl (1) (2)	N/A	N/A	N/A	N/A

(1)          Mr. Blackford, Mr. Clevenger, Mr. Kuck, Ms. Vance-Bryan and Mr. Schiesl are not eligible to participate in our Pension Plan.

(2)          Mr. Schiesl announced his resignation from the Company effective September 28, 2007.

(3)          Includes amounts which the named executive officer may not currently be entitled to receive because the amount is not vested.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

NAMED EXECUTIVE OFFICERS COVERED UNDER EMPLOYMENT AGREEMENTS

In connection with the Transaction, BSMB negotiated new employment agreements with Mr. Blackford and Mr. Clevenger.  The terms of the employment agreements, as they related to the possible payments upon termination of each of the aforementioned named executive officers, is summarized below.  The amounts shown assume that this termination was effective as of December 31, 2007, include amounts earned through this time and are estimates of the amounts which would be paid out to the named executive officers upon their termination. The actual amounts paid can only be determined at the time of the named executive officer’s separation from us.

As of September 28, 2007, the effective date of Mr. Schiesl’s resignation from the Company and pursuant to the terms of his employment agreement, Mr. Schiesl: (A) received a lump sum payment of $224,141, representing the EIP award Mr. Schiesl would have received had we achieved 100% of our Adjusted EBITDA target for 2007, estimated COBRA payments for a twelve month period following termination and accrued and unpaid vacation and (B) will receive bi-weekly severance installments totaling $260,969, of which $55,205 was paid from September 29, 2007 to December 31, 2007 and $205,764 of which will be paid from January 1, 2008 to September 28, 2008.

Gary D. Blackford – Employment Agreement

Payments Made Upon Death or Disability

In the event of death or disability, Mr. Blackford or his legal representative will receive, at the later of sixty days following termination or at the time the EIP award is paid to other senior executives, the following lump sum payments:

•                  100% of his current base salary;

•                  $11,350 for health and welfare benefits; and

•                  earned and unpaid bonus for the fiscal year ending prior to the date of termination, if any.

Additionally, Mr. Blackford will receive accrued benefits as of the date of termination as soon as administratively practicable and a pro rata payment under our EIP, based on days worked, for the then current fiscal year in which the termination occurs at the time the EIP award is paid to other senior executives.

 “Disability” means the named executive officer becomes physically or mentally disabled, whether totally or partially, either permanently or so that the named executive officer is unable substantially and competently to perform his duties for 180 consecutive days or for 180 days during any twelve-month period during the term of his employment agreement.

Payments Made Upon Termination Without Cause or Resignation For Good Reason

In the event of the termination by us of Mr. Blackford without Cause or the resignation for Good Reason by Mr. Blackford and provided that Mr. Blackford signs a release of all claims against the Company and all present and former directors, officers, agents, representatives, executives, successors and assignees of the Company and its direct or indirect owners, Mr. Blackford will receive, at the later of sixty days following termination or at the time the EIP award is paid to other senior executives, the following lump sum payments:

•                  185% of his current base salary;

•                  $11,350 for health and welfare benefits; and

•                  earned and unpaid bonus for the fiscal year ending prior to the date of termination, if any.

Additionally, Mr. Blackford will receive accrued benefits as of the date of termination as soon as administratively practicable and a pro rata payment under our EIP, based on days worked, for the then current fiscal year in which the termination occurs at the time the EIP award is paid to other senior executives.

A failure to execute such a release, as described above, within 45 days of Mr. Blackford’s date of termination or a subsequent rescission of such release within the time allowed will result in the loss of any rights to receive payments or benefits otherwise provided in Mr. Blackford’s employment agreement.

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

The executive will have “Good Reason” for termination if other than for Cause any of the following has occurred:

•                  Mr. Blackford’s base salary or EIP target percentage has been reduced other than in connection with an across-the-board reduction, not to exceed 5% of the then current base salary, of approximately the same percentage in executive compensation to executive employees imposed by our board of directors in response to negative financial results or other adverse circumstances affecting us;

•                  our board of directors establishes an unachievable and commercially unreasonable Adjusted EBITDA target that we must achieve for the named executive officer to receive an EIP under his employment agreement and such is communicated to the board of directors in writing within ten business days;

•                  Mr. Blackford is not elected or re-elected to the board of directors;

•                  we have reduced or reassigned a material portion of Mr. Blackford’s duties, have required Mr. Blackford to relocate outside the greater Minneapolis area or have relocated our corporate headquarters outside the greater Minneapolis area or have removed or relocated outside the greater Minneapolis area, a material number of our employees or senior management, in each case, without Mr. Blackford’s written consent; or

•                  we have breached in any material respect the employment agreement of Mr. Blackford.

Payments Made Upon Termination for Cause or Resignation Without Good Reason

In the event of the termination by us of the named executive officer’s employment under his employment agreement for Cause or the resignation without Good Reason by the named executive officer, all of Mr. Blackford’s rights to payments, other than payment for services already rendered and any other benefits otherwise due, cease upon the date of termination.

Payments Made Upon a Change of Control

In the event of the termination without Cause or resignation for Good Reason of Mr. Blackford at any time within six months before, or twenty-four months following, a Change of Control, or the termination of employment by Mr. Blackford for any reason during the 30-day period following the six month anniversary of the Change of Control, and notwithstanding and in lieu of amounts provided for resignation without Cause or for resignation for Good Reason, Mr. Blackford is entitled to receive, at the later of sixty days following termination or at the time the EIP award is paid to other senior executives, the following lump sum payments:

•                  285% of his current base salary;

•                  $11,350 for health and welfare benefits; and

•                  earned and unpaid bonus for the fiscal year ending prior to the date of termination, if any.

Additionally, Mr. Blackford will receive accrued benefits as of the date of termination as soon as administratively practicable and a pro rata payment under our EIP, based on days worked, for the then current fiscal year in which the termination occurs at the time the EIP award is paid to other senior executives.

In the event that any payment or benefit received or to be received by Mr. Blackford in connection with a Change in Control of us constitutes a “parachute payment,” within the meaning of Section 280G(b)(2) of the Code which would be subject to the excise tax imposed by Section 4999 of the Code (the “Excise Tax”), then Mr. Blackford will receive from us an additional cash payment (the “Gross-Up Payment”) so that, after payment by the individual of all taxes, including income taxes and any related interest and penalties imposed and the Excise Tax imposed upon the Gross-Up Payment, the individual retains an amount of the Gross-Up Payment equal to the Excise Tax imposed on the parachute payments.  The Gross-Up Payment shall be paid to Mr. Blackford in a lump sum no later than ten days following the date of the Change of Control.

“Change of Control” means (i) when any “person” (as defined in Section 13(d) and 14(d) of the Securities Exchange Act of 1934 (“Exchange Act”)) (other than the Company, Bear Stearns Merchant Manager III, L.P. or its affiliates, any trustee or other fiduciary holding securities under an employee benefit plan of the Company or any Subsidiary, or any corporation owned, directly or indirectly, by the stockholder or stockholders, as the case may be, of the Company, in substantially the same proportions as their ownership of stock of the Company), acquires, in a single transaction or a series of transactions (whether by merger, consolidation, reorganization or otherwise), (A) “beneficial ownership” (as defined in Rule 13d-3 under the Exchange Act) of securities representing more than 50% of the combined voting power of the Company (or, prior to a public offering, more than 50% of the Company’s outstanding shares of common stock), or (B) substantially all or all of the assets of the Company and its Subsidiaries on a consolidated basis or (ii) a merger, consolidation, reorganization or similar transaction of the Company with a “person” (as defined above) if, following such transaction, the holders of a majority of the Company’s outstanding voting securities in the aggregate immediately prior to such transaction do not own at least a majority of the outstanding voting securities in the aggregate of the surviving corporation immediately after such transaction. “Subsidiary” means any corporation in an unbroken chain of corporations beginning with the Company if, at the time of a Change of Control, each of the corporations (other than the last corporation in the unbroken chain) owns stock possessing 50% or more of the total combined voting power of all classes of stock in one of the other corporations in the chain.

The following table shows the potential payments upon a termination or Change of Control of us pursuant to Mr. Blackford’s employment agreement.

Gary D. Blackford

Chairman of the Board and Chief Excecutive Officer

		For Good	Without
		Reason or	Good Reason	Change of
		Without	or With	Contol	Early or
	Death or	Cause	Cause	Related	Normal
	Disability	Termination	Termination	Termination	Retirement
Executive Benefits and	on	on	on	on	on
Payments Upon Separation	12/31/2007	12/31/2007	12/31/2007	12/31/2007	12/31/2007
Compensation:
Non-Equity Incentive Plan	$590,198	$590,198	$—	$590,198	$—
Stock Options	—	—	—	—	—

Benefits and Perquisites:
Health and Welfare Benefits	11,350	11,350	—	11,350	—
Excise Tax and Gross-Up	—	—	—	708,888	—
Severance Payments	432,000	799,200	—	1,231,200	—

Total	$1,033,548	$1,400,748	$—	$2,541,636	$—

Rex T. Clevenger – Employment Agreement

Payments Made Upon Death or Disability

In the event of death or disability, Mr. Clevenger or his legal representative will receive, at the later of sixty days following termination or at the time the EIP award is paid to other senior executives, the following lump sum payments:

•                  100% of his current base salary;

•                  $11,350 for health and welfare benefits; and

•                  earned and unpaid bonus for the fiscal year ending prior to the date of termination, if any.

Additionally, Mr. Clevenger will receive accrued benefits as of the date of termination as soon as administratively practicable and a pro rata payment under our EIP, based on days worked, for the then current fiscal year in which the termination occurs at the time the EIP award is scheduled to be paid to other senior executives.

 “Disability” means the named executive officer becomes physically or mentally disabled, whether totally or partially, either permanently or so that the named executive officer is unable substantially and competently to perform his duties for 180 days during any twelve-month period during the term of his employment agreement.

Payments Made Upon Termination Without Cause or Resignation For Good Reason

In the event of the termination by us of Mr. Clevenger without Cause or the resignation for Good Reason by Mr. Clevenger and provided that Mr. Clevenger signs a release of all claims against the Company and all present and former directors, officers, agents, representatives, executives, successors and assignees of the Company and its direct or indirect owners, Mr. Clevenger will receive, at the later of sixty days following termination or at the time the EIP award is paid to other senior executives, the following lump sum payments:

•                  175% of his current base salary;

•                  $11,350 for health and welfare benefits; and

•                  earned and unpaid bonus for the fiscal year ending prior to the date of termination, if any.

Additionally, Mr. Clevenger will receive accrued benefits as of the date of termination as soon as administratively practicable and a pro rata payment under our EIP, based on days worked, for the then current fiscal year in which the termination occurs at the time the EIP award is scheduled to be paid to other senior executives.

A failure to execute such a release, as described above, within 45 days of Mr. Clevenger’s date of termination or a subsequent rescission of such release within the time allowed will result in the loss of any rights to receive payments or benefits otherwise provided in Mr. Clevenger’s employment agreement.

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

The executive will have “Good Reason” for termination if, other than for Cause, any of the following has occurred:

•                  Mr. Clevenger’s base salary or EIP target percentage has been reduced other than in connection with an across-the-board reduction, not to exceed 5% of the then current base salary, of approximately the same percentage in executive compensation to executive employees imposed by our board of directors in response to negative financial results or other adverse circumstances affecting us;

•                  our board of directors establishes an unachievable and commercially unreasonable Adjusted EBITDA target that we must achieve for the named executive officer to receive an EIP under his employment agreement and such is communicated to the board of directors in writing within ten business days;

•                  we have reduced or reassigned a material portion of Mr. Clevenger’s duties, have required Mr. Clevenger to relocate outside the greater Minneapolis, Minnesota area or have relocated our corporate headquarters outside the greater Minneapolis area or have removed or relocated outside the greater Minneapolis area, a material number of our employees or senior management, in each case, without Mr. Clevengers written consent; or

•                  we have breached, in any material respect, the employment agreement of Mr. Clevenger.

Payments Made Upon Termination for Cause or Resignation Without Good Reason

In the event of the termination by us of Mr. Clevenger’s employment under his employment agreement for Cause or the resignation without Good Reason by Mr. Clevenger, all of Mr. Clevenger’s rights to payments, other than payment for services already rendered and any other benefits otherwise due, cease upon the date of termination.

Payments Made Upon a Change of Control

In the event of the termination without Cause or resignation for Good Reason of Mr. Clevenger at any time within six months before, or twenty-four months following, a Change of Control and notwithstanding and in lieu of amounts provided for resignation without Cause or for resignation for Good Reason, Mr. Clevenger is entitled to receive, at the later of sixty days following termination or at the time the EIP award is paid to other senior executives, the following lump sum payments:

•                  262.5% of his current base salary;

•                  $11,350 for health and welfare benefits; and

•                  earned and unpaid bonus for the fiscal year ending prior to the date of termination, if any.

Additionally, Mr. Clevenger will receive accrued benefits as of the date of termination as soon as administratively practicable and a pro rata payment under our EIP, based on days worked, for the then current fiscal year in which the termination occurs at the time the EIP award is scheduled to be paid to other senior executives.

 “Change of Control” means (i) when any “person” (as defined in Section 13(d) and 14(d) of the Exchange Act) (other than the Company, Bear Stearns Merchant Manager III, L.P. or its affiliates, any trustee or other fiduciary holding securities under an employee benefit plan of the Company or any Subsidiary, or any corporation owned, directly or indirectly, by the stockholder or stockholders, as the use may be, of the Company, in substantially the same proportions as their ownership of stock of the Company), acquires, in a single transaction or a series of transactions (whether by merger, consolidation, reorganization or otherwise), (A) “beneficial ownership” (as defined in Rule 13d-3 under the Exchange Act) of securities representing more than 50% of the combined voting power of the Company (or, prior to a public offering, more than 50% of the Company’s outstanding shares of common stock), or (B) substantially all or all of the assets of the Company and its Subsidiaries on a consolidated basis or (ii) a merger, consolidation, reorganization or similar transaction of the Company with a “person” (as defined above) if, following such transaction, the holders of a majority of the Company’s outstanding voting securities in the aggregate immediately prior to such transaction do not own at least a majority of the outstanding voting securities in the aggregate of the surviving corporation immediately after such transaction. “Subsidiary” means any corporation in an unbroken chain of corporations beginning with the Company if, at the time of a Change of Control, each of the corporations (other than the last corporation in the unbroken chain) owns stock possessing 50% or more of the total combined voting power of all classes of stock in one of the other corporations in the chain.

The following table shows the potential payments upon a termination or Change of Control of us under Mr. Clevenger’s employment agreement.

Rex T. Clevenger

Executive Vice President and Chief Finanical Officer

		For Good	Without
		Reason or	Good Reason	Change of
		Without	or With	Contol	Early or
	Death or	Cause	Cause	Related	Normal
	Disability	Termination	Termination	Termination	Retirement
Executive Benefits and	on	on	on	on	on
Payments Upon Separation	12/31/2007	12/31/2007	12/31/2007	12/31/2007	12/31/2007
Compensation:
Non-Equity Incenive Plan	$381,942	$381,942	$—	$381,942	$—
Stock Options	—	—	—	—	—

Benefits and Perquisites:
Health and Welfare Benefits	11,350	11,350	—	11,350	—
Severance Payments	313,800	549,150	—	823,725	—

Total	$707,092	$942,442	$—	$1,217,017	$—

NAMED EXECUTIVE OFFICERS COVERED UNDER OUR EXECUTIVE SEVERANCE PLAN

On June 1, 2007 we adopted an executive severance plan. The executive severance plan covers certain of our senior executives, including the following named executive officers: Mr. Kuck, Mr. Singer and Ms. Vance-Bryan. The terms of the executive severance plan, as they related to the possible payments upon termination of each of the aforementioned named executive officers, is summarized below. The amounts shown assume that this termination was effective as of December 31, 2007, include amounts earned through this time and are estimates of the amounts which would be paid out to the named executive officers upon their termination. The actual amounts paid can only be determined at the time of the named executive officer’s separation from us.

Payments Made Upon Termination for Cause, Resignation Except for Good Reason, upon a Change in Control, Death or Disability

In the event of termination of employment for Cause, voluntary resignation except for Good Reason, upon a Change in Control or upon the death or disability of a named executive officer, no severance benefits are payable.

“Cause” means:

•                  the executive’s continued failure, whether willful, intentional, or grossly negligent, after written notice, to perform substantially the executive’s duties (the “duties”) as determined by the executive’s immediate supervisor, or the chief executive officer, or a senior vice president of the Company (other than as a result of a disability);

•                  dishonesty or fraud in the performance of the executive’s duties or a material breach of the executive’s duty of loyalty to the Company or its subsidiaries;

•                  conviction or confession of an act or acts on the executive’s part constituting a felony under the laws of the United States or any state thereof or any misdemeanor which materially impairs such executive’s ability to perform the duties;

•                  any willful act or omission on the executive’s part which is materially injurious to the financial condition or business reputation of the Company or any of its subsidiaries; or

•                  any breach by the executive of any non-competition, non-solicitation, non-disclosure or confidentiality agreement applicable to the executive.

“Change of Control” means:

•                  any event as a result of which Bear Stearns Merchant Manager III, L.P. and its affiliates collectively cease to own and control all of the economic and voting rights associated with ownership of at least 50.1% of the outstanding capital stock of Company; or

•                  any sale or transfer of all or substantially all of the assets of the Company.

“Resignation for Good Reason” means any of the following has occurred and the named executive officer has given notice thereof within the past 90 days of the event, we have not cured within 30 days of receipt of such notice, and the named executive officer terminates employment within 60 days thereafter:

•                  we have reduced or reassigned a material portion of the executive’s duties;

•                  the executive’s base salary has been materially reduced other than in connection with an across-the-board reduction of approximately the same percentage in executive compensation to employees imposed by our board of directors in response to negative financial results or other adverse circumstances affecting us; or

•                  we have required the executive to relocate in excess of 50 miles from the location where the executive is currently employed.

Payments Made Upon Termination Without Cause or Resignation for Good Reason

In the event of termination of employment without Cause or the resignation for Good Reason by the named executive officer, the named executive officer will receive his or her then current salary on a bi-weekly payment schedule and COBRA benefits, if so elected by the named executive officer, for the twelve-month period following termination (“Severance Period”), provided the named executive officer signs the General Release.

If the named executive officer finds other employment within 12 months from the date of termination, the amount of salary payable and COBRA benefits to the named executive officer will be reduced by the value of the compensation and benefits that the named executive officer receives in the named executive’ officer’s new employment.

In the event of the resignation of the named executive officer for Good Reason, the named executive officer will receive a pro rata payment under our EIP, based on days worked, for the then current fiscal year in which the termination occurs at the time the EIP award is paid to our other senior executives.

“General Release” means a signed:

•                  general release of all claims against the Company and its affiliates in the form and manner prescribed by us; and

•                  an agreement further providing named executive officer’s agreement:

•                  not to disclose or use confidential information of ours,

•                  not to compete with us in the medical equipment rental business during the Severance Period,

•                  not to solicit for employment or hire any person who was an employee of ours at any time within the one-year period before the named executive officer’s date of termination during the Severance Period, and

•                  not to induce or attempt to induce any customer, supplier, licensee, licensor, franchisee or other business relation of ours to cease doing business with us, or in any way interfere with the relationship between any such customer, supplier, licensee or business relation and us or any subsidiary during the Severance Period.

A failure to execute such a General Release within 45 days of the named executive officer’s date of termination or a subsequent rescission of such General Release within the time allowed will result in the loss of any rights to receive payments or benefits under the executive severance plan.

The following tables show the potential payments to each of the named executive officers covered by our executive severance plan upon a termination or Change of Control of us.

Timothy W. Kuck

Executive Vice President and Chief Operating Officer

				Without
				Good Reason	Change of
		Without	For Good	or With	Contol	Early or
	Death or	Cause	Reason	Cause	Related	Normal
	Disability	Termination	Termination	Termination	Termination	Retirement
Executive Benefits and	on	on	on	on	on	on
Payments Upon Separation	12/31/2007	12/31/2007	12/31/2007	12/31/2007	12/31/2007	12/31/2007
Compensation:
Non-Equity Incenive Plan	$—	$—	$256,683	$—	$—	$—
Stock Options	—	—	—	—	—	—

Benefits and Perquisites:
Health and Welfare Benefits	—	8,050	8,050	—	—	—
Severance Payments	—	227,052	227,052	—	—	—

Total	$—	$235,102	$491,785	$—	$—	$—

Jeffrey L. Singer

Executive Vice President, Sales and Marketing

				Without
				Good Reason	Change of
		Without	For Good	or With	Contol	Early or
	Death or	Cause	Reason	Cause	Related	Normal
	Disability	Termination	Termination	Termination	Termination	Retirement
Executive Benefits and	on	on	on	on	on	on
Payments Upon Separation	12/31/2007	12/31/2007	12/31/2007	12/31/2007	12/31/2007	12/31/2007
Compensation:
Non-Equity Incenive Plan	$—	$—	$243,023	$—	$—	$—
Stock Options	—	—	—	—	—	—

Benefits and Perquisites
Health and Welfare Benefits	—	8,050	8,050	—	—	—
Severance Payments	—	216,000	216,000	—	—	—

Total	$—	$224,050	$467,073	$—	$—	$—

Diana Vance-Bryan

Senior Vice President and General Counsel

				Without
				Good Reason	Change of
		Without	For Good	or With	Contol	Early or
	Death or	Cause	Reason	Cause	Related	Normal
	Disability	Termination	Termination	Termination	Termination	Retirement
Payments Upon Separation	12/31/2007	12/31/2007	12/31/2007	12/31/2007	12/31/2007	12/31/2007
Compensation:
Non-Equity Incenive Plan	$—	$—	$208,460	$—	$—	$—
Stock Options	—	—	—	—	—	—

Benefits and Perquisites:
Health and Welfare Benefits	—	8,050	8,050	—	—	—
Severance Payments	—	197,600	197,600	—	—	—

Total	$—	$205,650	$414,110	$—	$—	$—

2003 STOCK OPTION PLAN

The 2003 Stock Option Plan provided for the grants of stock options to any of our full or part-time employees, including officers and directors who are also employees.  The exercise price for the stock options equaled the estimated fair market value of our common stock on the date such options were granted, as determined by our board of directors.  We also were permitted to grant stock options to non-employee directors and consultants or independent contractors providing services to us.  The exercise price for the options generally was equal to the fair market value of our common stock on the date such options were granted, as determined by our board of directors.  However, the board had discretion to issue such options at exercise prices lower than fair market value.  The 2003 Stock Option Plan was administered by the compensation committee.  Our board of directors was permitted to amend, alter, suspend, discontinue or terminate the plan at any time, and either the compensation committee or the board of directors was permitted to amend or terminate any outstanding award, except that an outstanding award could not be amended or terminated without the holder’s consent if such amendment or termination would adversely affect the rights of the holder.

The board of directors discontinued this plan on May 31, 2007 in connection with the Transaction.  As a result of the Transaction, unvested options granted under our predecessor 2003 Stock Option Plan became fully vested and accelerated expense was recorded in accordance with SFAS 123(R).  Holders of vested options received in consideration for the cancellation of their vested options an amount equal to the product of:

•                  the number of shares of common stock issuable upon the exercise of such vested options, and

•                  the per share merger consideration in the Transaction minus the exercise price for such vested options, less withholding taxes.

2007 STOCK OPTION PLAN

On May 31, 2007, in connection with the Transaction, our Parent’s board of directors adopted the 2007 Stock Option Plan.  The 2007 Stock Option Plan provides for the issuance of approximately 43.9 million nonqualified stock options of our Parent to any of our and Parent’s executives, including the named executive officers, other key employees and to consultants and certain directors.  The options allow for the purchase of shares of common stock of our Parent at prices no lower than the stock’s fair market value at the date of grant.  The exercise price of the stock option award granted in 2007 was approved by Parent’s board of directors and is equal to the market value of Parent’s common stock on the grant date as determined by the recent per share valuation of Parent, resulting from the Transaction, as detailed below:

(in thousands, except per share amount)

Equity Contribution at May 31, 2007 from BSMB and UHS Management to Parent	$248,794

Parent shares issued and outstanding at May 31, 2007	248,794

Per share Parent valuation at May 31, 2007	$1.00

The 2007 Stock Option Plan is administered by Parent’s compensation committee, which has the authority to select the persons to whom awards are granted, to determine the exercise price, if any, and the number of shares of common stock covered by such awards, and to set other terms and conditions of awards, including any vesting schedule.  Parent’s board of directors is permitted to amend, alter, suspend, discontinue or terminate the plan at any time, and either the Parent’s compensation committee or Parent’s board of directors is permitted to amend or terminate any outstanding award, except that an outstanding award may not be amended or terminated without the holder’s consent if such amendment or termination would adversely affect the rights of the holder.

While the terms of the options to be granted under the 2007 Stock Option Plan will be determined at the time of grant, our employee stock options issued in 2007 will expire 10 years after grant.  Option grants to employees are comprised of 50% fixed vesting and 50% performance vesting options.  Fixed vesting options vest over a six year service period with 16.66% vesting on December 31 of each year of the six year period, subject to the option holder not ceasing employment with Parent or the Company.  Performance vesting options vest over a six year period with 16.66% vesting on December 31 of each year of the six year period, subject to the option holder not ceasing employment with Parent or the Company, and to the Company’s attainment of either an adjusted EBITDA target for the then current year or an aggregate adjusted EBITDA target, as set forth in the respective form of option agreement.  Upon a sale of Parent or the Company all of the unvested options with fixed vesting schedules will vest and become exercisable, and the unvested options that vest upon the achievement of established performance targets will vest and become exercisable upon BSMB’s achievement of a certain internal rate of return on its investment in Parent, subject to certain conditions.  An employee’s unvested options are forfeited when employment is terminated; vested options must be exercised within a prescribed time period on or following termination to avoid forfeiture.  Before the exercise of an option, the holder has no rights as a stockholder regarding the shares subject to the option, including voting rights.

DIRECTOR COMPENSATION

Except for Kevin Roberg, our director and chairman of the audit committee; Samuel Humphries, who served as our advisory director until his dismissal on May 31, 2007, in connection with the Transaction; David Dovenberg, our current chairman emeritus of the board and who served as our non-executive chairman of the board prior to May 31, 2007; and Gary Blackford, our current chairman of the board and chief executive officer and who served as president, chief executive officer and director prior to May 31, 2007, who is included in the Summary Compensation Table on page 75, none of our other directors receive compensation from the Company for their services.

Cash Compensation

Mr. Roberg is entitled to receive cash compensation of $30,000 for his service as an independent director and $10,000 as chairman of our audit committee.  Mr. Roberg received an aggregate amount of $10,000 during 2007 for his partial year service.

Mr. Dovenberg’s compensation is discussed in detail below under the caption “Director Employment Agreement.”

Mr. Humphries was entitled to receive a quarterly retainer of $5,000 for his service as our predecessor advisory director, a per board of directors meeting attendance fee of $1,000 and a per compensation committee meeting attendance fee of $500.  Mr. Humphries also received a quarterly fee of $1,250 for his service as our predecessor audit committee chairman in addition to the foregoing retainer.

Stock Option Compensation

In December 2007, Mr. Roberg received a grant of stock options to purchase 300,000 shares of Parent’s common stock at the market value of Parent’s common stock on the grant date of $1.00 per share under and pursuant to the terms of the 2007 Stock Option Plan, for his service as our director and chairman of the audit committee.  Until a stock option vests and is exercised, the underlying share cannot be voted.  These stock options vest over a six year period of service with 16.66% of the grant vesting each year.  The 2007 Stock Option Plan is discussed in detail under the caption “2007 Stock Option Plan” above.

In May 2004, Mr. Dovenberg received a grant of stock options to purchase 240,000 shares of our common stock at the market value of our common stock on the date of the grant of $1.00 per share under our 2003 Stock Option Plan for his service as our non-executive chairman of the board.  Until a stock option is exercised, the underlying share cannot be voted.  Thirty-three percent of the grant vest twenty-five percent per year over four years of service, the remaining portion vest over an eight-year service period with earlier vesting subject to achievement of certain established financial performance targets. On May 31, 2007, in conjunction with the Transaction, all unvested options issued and outstanding under our 2003 Stock Option Plan were fully vested, pursuant to the terms of the stock option agreement, and were cancelled upon the payment of consideration to the holders of the vested options.

In April 2004, Mr. Humphries received a grant of stock options to purchase 72,000 shares of our common stock at the market value of our common stock on the date of the grant date of $1.00 per share under our 2003 Stock Option Plan for his service as our advisory director. Until a stock option is exercised, the underlying share cannot be voted. These stock options vested over four years of service with 25% of the grant vesting each year.

On May 31, 2007, in conjunction with the Transaction, all unvested options issued and outstanding under our 2003 Stock Option Plan were fully vested, pursuant to the terms of the stock option agreement, and were cancelled upon the payment of consideration to the holders of the vested options.

2007 Director Compensation Table

The table below summarized the compensation paid by the Company to directors for the fiscal year ended December 31, 2007:

Change in
Pension
Value and
	Fees		Nonqualified
	Earned		Deferred
	or Paid	Option	Compensation	All Other
	in Cash	Awards	Earnings	Compensation	Total
Name (1)	($ ) (2)	($ ) (3)	($ ) (4)	($ ) (5)	($ )
Kevin L. Roberg	$10,000	$1,497	NA	$—	$11,497
David E. Dovenberg	$150,000	$80,408	$2,274	$12,550	$245,232
Samuel B. Humphries	$15,750	$9,727	NA	$—	$25,477
John D. Howard	—	—	—	—	—
Robert Juneja	—	—	—	—	—
Bret D. Bowerman	—	—	—	—	—
Michael N. Cannizzaro	—	—	—	—	—
David W. Dupree	—	—	—	—	—
Steven G. Segal	—	—	—	—	—
Mark J. Tricolli	—	—	—	—	—
Brent D. Williams	—	—	—	—	—
Edward D. Yun	—	—	—	—	—

(1)          Gary D. Blackford is included in the Summary Compensation Table.

(2)          The amount in the “Fees Earned or Paid in Cash” column for Mr. Dovenberg represents his salary for fiscal year 2007 under his employment agreement which is discussed in detail below under the caption “Director Employment Agreement.”  The amounts in the “Fees Earned or Paid in Cash” column for Mr. Roberg and Mr. Humphries represent retainer, committee fees and meeting fees as discussed in detail on page 92 under the caption “Cash Compensation.”

(3)          The amounts in the “Option Awards” column reflect the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2007, in accordance with SFAS 123(R), of awards pursuant to the 2003 Stock Option Plan and 2007 Stock Option Plan.  The amounts include expense from awards granted during and before 2007.  Assumptions used in the calculation of these amounts are included in Note 10 to our audited financial statements for the fiscal year ended December 31, 2007 set forth in Part IV, Item 15 of this Annual Report on Form 10-K.  As a result of the Transaction, unvested options granted under our predecessor 2003 Stock Option Plan became fully vested and accelerated expense was recorded in accordance with SFAS 123(R). As of December 31, 2007, Mr. Roberg had 300,000 options outstanding under the 2007 Stock Option Plan.

(4)          The amount in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column for Mr. Dovenberg reflects the change in the actuarial present value of the benefit under the Pension Plan using interest rate and mortality rate assumptions consistent with those used in our financial statements and may include amounts which Mr. Dovenberg may not be entitled to receive because such amounts are not vested.  Our pension plan is discussed in detail on page 72 under the caption “Retirement Plans”.

(5)          The amount in the “All Other Compensation” column for Mr. Dovenberg reflects our matching contribution to our Long-Term Savings Plan, which is discussed in detail on page 73.

Director Employment Agreement

Under Mr. Dovenberg’s employment agreement with us, he is entitled to receive an annual base salary of $100,000 in each of our 2006 through 2008 fiscal years and a pro-rated portion during the first half of our 2009 fiscal year. In February 2007 and March 2008, the board of directors approved a base salary for fiscal years 2007 and 2008, respectively, of $150,000 for Mr. Dovenberg.  Mr. Dovenberg also is entitled to receive the health, including dental, life and disability benefits, that are generally made available by us to our employees (collectively, the “Benefits”).

In the event of disability, Mr. Dovenberg’s employment agreement provides for the continuation of the Benefits and bi-weekly payments, equal to his then current salary, until June 30, 2009.  As a result of the Transaction, Mr. Dovenberg will not be entitled to receive and we will no be obligated to pay any separation payments previously provided for in Mr. Dovenberg’s employment agreement.

“Disability” means that Mr. Dovenberg becomes physically or mentally disabled, whether totally or partially, either permanently or so that he is unable substantially and competently to perform his duties for 90 consecutive days or for 90 days during any six-month period during the term of his employment agreement.

The following table shows the potential payments upon a termination under the employment agreement for Mr. Dovenberg.

		For Cause
		or Without			Change in
		Good Reason	Without	With Good	Contol	Early or
		Termination	Cause	Reason	Related	Normal
	Disability	or Death	Termination	Termination	Termination	Retirement
Director Benefits and	on	on	on	on	on	on
Payments Upon Separation	12/31/2007	12/31/2007	12/31/2007	12/31/2007	12/31/2007	12/31/2007
Benefits and Perquisites:
Health and Welfare Benefits (1)	$11,540	$—	$—	$—	$—	$—
Severance Payments (2)	215,031	—	—	—	—	—
Total	$226,571	$—	$—	$—	$—	$—

(1)          Reflects the estimated lump-sum present value of all future premiums which would be paid on behalf of Mr. Dovenberg under our health and welfare benefit plans.

(2)          Reflects the estimated lump-sum present value of all future payments which Mr. Dovenberg would be entitled to receive under his employment agreement which is discussed in detail above.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Our board of directors has a compensation committee consisting of our director,

Mr. Juneja.  Prior to the Transaction David W. Dupree, Samuel B. Humphries and Edward D. Yun served as members of the compensation committee, however, as an advisory member, Mr. Humphries did not vote on matters before such committee.

For a discussion of the related person transactions between the foregoing compensation committee members, his affiliates and us, see Item 13 of this Annual Report on Form 10-K.

ITEM 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of our capital stock is owned by Parent.  BSMB and certain members of our management team own Parent. The following table sets forth certain information regarding the beneficial ownership of the common stock of Parent as of March 1, 2008 by:

•      each person who is the beneficial owner of more than 5% of its outstanding voting stock;

•      each member of the board of directors of Parent and our named executive officers; and

•      all of our directors and executive officers as a group.

To our knowledge, each such stockholder has sole voting and investment power as to the common stock shown unless otherwise noted. Beneficial ownership of the common stock listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (%) (2)

Principal Stockholders:
BSMB/UHS, L.P. (3) (9) (10)	175,000,000	69.2
BSMB/UHS Co-Investment Partners, L.P. (3) (9) (10)	63,913,306	25.3

Directors and Named Executive Officers:
Gary D. Blackford (4)	6,340,957	2.5
Rex T. Clevenger (5)	599,980	*
Timothy W. Kuck (6)	916,504	*
Jeffrey L. Singer (7)	2,408,259	1.0
Diana Vance-Bryan (8)	208,325	*
Kevin L. Roberg	—	—
John D. Howard (9)	238,913,306	94.4
Robert Juneja (10)	238,913,306	94.4
Bret D. Bowerman (11)	—	—
David E. Dovenberg	995,804	*
All directors and executive officers as a group (12 persons)	251,072,787	99.2

*      Denotes less than one percent.

(1)   Unless otherwise specified, the address of each of the named individuals is c/o Universal Hospital Services, Inc., 7700 France Avenue South, Suite 275, Edina, Minnesota 55435.

(2)   Percentage of beneficial ownership is based on the aggregate of 248,793,717 shares of Parent’s common stock outstanding as of March 1, 2008 and 4,208,165 options exercisable or becoming exercisable for our directors and executive officers within 60 days of March 1, 2008. The percentage of beneficial ownership for all holders has been rounded to the nearest 1/10th of a percentage.

(3)   MBP III GP, LLC may be deemed a beneficial owner of shares of UHS Holdco, Inc. due to its status as a general partner of BSMB/UHS, L.P. and BSMB/UHS Co-Investment Partners, L.P. MBP III GP, LLC disclaims beneficial ownership of any such shares of which it is not the holder of record. The address for each of the entities identified in this footnote is c/o BSMB, 383 Madison Avenue, New York, New York 10179.

(4)   Includes 1,702,499 shares of common stock held by Mr. Blackford’s wife, which may be deemed to be beneficially owned by Mr. Blackford and options to purchase 2,416,570 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2008.

(5)   Includes options to purchase 499,980 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2008.

(6)   Includes options to purchase 416,650 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2008.

(7)   Includes options to purchase 416,650 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2008.

(8)   Includes options to purchase 208,325 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2008.

(9)   Mr. Howard is a Senior Managing Director of Bear, Stearns & Co. Inc., a subsidiary of The Bear Stearns Companies Inc. BSMB/UHS, L.P. and BSMB/UHS Co-Investment Partners, L.P. are affiliates of, and are controlled by, Bear Stearns Merchant Banking and affiliates of The Bear Stearns Companies Inc. The Bear Stearns Companies Inc. and Mr. Howard, by virtue of his status as the sole member of JDH Management, LLC, may be deemed to share beneficial ownership of shares owned of record by Bear Stearns Merchant Banking and BSMB/UHS, L.P. and BSMB/UHS Co-Investment Partners, L.P. Mr. Howard and The Bear Stearns Companies Inc. share investment and voting power with respect to shares owned by Bear Stearns Merchant Banking and BSMB/UHS, L.P. and BSMB/UHS Co-Investment Partners, L.P., but disclaim beneficial ownership of such shares except to the extent of their pecuniary interest therein. Mr. Howard is employed by Bear, Stearns & Co. Inc., a broker/dealer. The Bear Stearns Companies Inc. is the managing member of Bear Stearns Merchant GP II, LLC, which is the general partner of Bear Stearns Merchant Capital II, L.P., the general partner of Bear Stearns Merchant Banking. Bear Stearns Merchant Banking has the right to designate three persons to the Company’s board of directors pursuant to a securityholders agreement. The address for Mr. Howard and each of the entities identified in this footnote is c/o BSMB, 383 Madison Avenue, New York, NY 10179.

(10) Mr. Juneja is a Senior Managing Director of Bear, Stearns & Co. Inc. and Bear Stearns Merchant Banking, LLC, an affiliate of BSMB/UHS, L.P. and BSMB/UHS Co-Investment Partners, L.P. Mr. Juneja disclaims beneficial ownership of any of the shares of common stock owned by BSMB/UHS, L.P. and BSMB/UHS Co-Investment Partners, L.P., except to the extent of his pecuniary interest therein, if any. Mr. Juneja is employed by Bear, Stearns & Co. Inc., a broker/dealer. His address is c/o BSMB, 383 Madison Avenue, New York, NY 10179.

(11) Mr. Bowerman is employed by Bear, Stearns & Co. Inc., a broker/dealer. His address is c/o BSMB, 383 Madison Avenue, New York, NY 10179.

EQUITY COMPENSATION PLAN

The following table summarizes, as of December 31, 2007, the shares of Parent’s common stock subject to outstanding awards or available for future awards under Parent’s 2007 Stock Option Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securitites Remaining Available for Future Issuance Under Equity Compensation Plans (excluding shares reflected in the first column) (2)
Equity Compensation Plans Approved by Security Holders	36,489,500	$1.00	7,415,273

Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	36,489,500	$1.00	7,415,273

(1)   The exercise price of the stock option award is equal to the market value of Parent’s common stock on the grant date as determined by the recent per share valuation of Parent, resulting from the Transaction, as detailed below:

(in thousands, except per share amount)

Equity Contribution at May 31, 2007 from BSMB and UHS Management to Parent	$248,794

Parent shares issued and outstanding at May 31, 2007	248,794

Per share Parent valuation at May 31, 2007	$1.00

(2)   Represents shares remaining available under Parent’s 2007 Stock Option Plan.

ITEM 13:  Certain Relationships and Related Transactions, and Director Independence

TRANSACTIONS WITH RELATED PERSONS

The board of directors has adopted a written policy and written procedures regarding transactions with related persons.   On an annual basis, each director and executive officer is obligated to complete a director and officer questionnaire, which requires disclosure of any transactions in which we are a participant and the director, executive officer or any member of his immediate family (each a “related person”), have a direct or indirect material interest.   The policy and procedures charge the audit committee with the review, approval and/or ratification of any conflict of interest with a related person.

MANAGEMENT AGREEMENTS

Payments under the management agreements described below may be made only to the extent permitted by our senior secured credit facility and the Second Lien Senior Indenture governing our Notes.

On May 31, 2007, in connection with the Transaction, we and BSMB entered into a professional services agreement pursuant to which general advisory and management services are to be provided to us with respect to financial and operating matters.  The professional services agreement requires us to pay an annual advisory fee for ongoing advisory and management services equal to the greater of $500,000 or 0.75% of our Adjusted EBITDA (as defined in the professional services agreement) for the immediately preceding fiscal year, payable in quarterly installments, provided that the annual advisory fee for the fiscal year ending December 31, 2007 shall be $500,000, as adjusted for the partial year.  We paid BSMB $291,667 in 2007 for advisory and management services.

The professional services agreement also requires us to pay a transaction fee in the amount of $10.0 million for services rendered in connection with the Transaction, $3.5 million of which was recorded in deferred financing costs on the balance sheet and the remaining portion was expensed.  The $10.0 million fee was paid at the consummation of the Transaction on May 31, 2007.  The professional services agreement provides that BSMB will be reimbursed for its reasonable out-of-pocket expenses in connection with certain activities undertaken pursuant to the professional services agreement and will be indemnified for liabilities incurred in connection with its role under the professional services agreement, other than for liabilities resulting from its gross negligence or willful misconduct. The term of the professional services agreement commenced on May 31, 2007 and will remain in effect unless and until either party notifies the other of its desire to terminate, we are sold to a third-party purchaser or we consummate a qualified initial public offering, as defined in the professional services agreement.

The professional services agreement was amended and restated as of February 1, 2008, in order that BSMB may provide to us certain strategic services in exchange for a portion of the fees that would have been payable by us to BSMB as advisory fees under the professional services agreement that was made as of May 31, 2007, provided that the aggregate of the advidory and strategic services fees do not exceed the greater of $500,000 or 0.75% of our Adjusted EBITDA (as defined in the professional services agreement) for the immediately preceding fiscal year .

We were a party to a management agreement with J.W. Childs Associates, L.P. under which we paid to them an annual management fee of $360,000 in our 2006 fiscal year for the provision of certain consulting and management advisory services.  Prior to the Transaction, we paid $150,000 under the management agreement to them during 2007.  The management agreement was terminated on May 31, 2007 as a result of the Transaction.

J.W. Childs Associates, L.P. is the general partner of and owns a 54.5% partnership interest in J.W. Childs Advisors, L.P.  Our former directors Steven Segal and Edward Yun are limited partners of and own 14.0% and 1.5% partnership interests, respectively in J.W. Childs Advisors, L.P.  J.W. Childs Advisors, L.P. is the general partner of and owns a 0.2% partnership interest in J.W. Childs Equity Partners, L.P.

J.W. Childs Associates, L.P. is the general partner of and owns a 27.9% partnership interest in J.W. Childs Advisors III, L.P.  Our former directors Steven Segal, Edward Yun, Michael Cannizzaro and Mark Tricolli are limited partners of and own 15.0%, 8.5%, 2.0% and 1.0% partnership interests, respectively, in J.W. Childs Advisors III, L.P.  J.W. Childs Advisors III, L.P. is the general partner of and owns a 0.2% partnership interest in J.W. Childs Equity Partners III, L.P.

J.W. Childs Associates, L.P. is the managing member of each of JWC UHS Co-invest LLC and JWC Fund III Co-invest, LLC.  Our former directors Steven Segal, Edward Yun and Michael Cannizzaro are members of and own 15.2%, 1.4% and 5.9% membership interests respectively, in JWC UHS Co-invest LLC and are members of and own 13.2%, 2.7% and 1.1% membership interests, respectively, in JWC Fund III Co-invest, LLC.  Our former director Mark Tricolli is a member of and owns a 0.5% membership interest in JWC Fund III Co-invest, LLC.

SECURITYHOLDERS AGREEMENT

In connection with the Transactions, BSMB and certain members of our management that acquired securities of Parent in connection with the merger entered into a securityholders agreement that governs certain relationships among, and contain certain rights and obligations of, such stockholders. The securityholders agreement, among other things:

•                  limits the ability of the stockholders to transfer their securities in Parent, except in certain permitted transfers as defined therein;

•                  provides for certain co-sale rights; and

•                  provides for certain rights of first refusal with respect to transfers by stockholders other than to certain permitted transferees.

The securityholders agreement also provides that the parties thereto must vote their securities to elect a board of directors of Parent which must be comprised of:

•                  three persons designated by the stockholders who are affiliates of BSMB (the “BSMB Directors”); and

•                  the then-elected Chief Executive Officer of the Company, who shall initially be Gary D. Blackford.

In addition, the securityholders agreement provides that BSMB Directors shall comprise a majority of the directors on the board of directors of any of the subsidiaries of Parent and of any committee of the board of directors of Parent or any of its subsidiaries.

OTHER RELATIONSHIP

As of March 1, 2008, Mr. Dovenberg, our advisory director, owned $1.0 million principal amount of our 8.5%/9.25% PIK Toggle Notes which pay interest semi-annually on June 1 and December 1 of each year.

For additional discussion of the beneficial ownership of our common stock by the foregoing individuals and entities, please refer to Item 12 of this Annual Report of Form 10-K.

ITEM 14:  Principal Accountant Fees and Services

Deloitte and Touche LLP (“D&T”) has served as our independent registered public accounting firm since June 20, 2007.  PricewaterhouseCoopers LLP (“PwC”) served as our independent registered public accounting firm from January 1, 2006 to June 5, 2007.  The following table presents fees for professional services rendered by D&T from June 20, 2007 to December 31, 2007 and from PwC for January 1, 2006 to June 5, 2007 for our related annual financial statements.

	2007			2006
Types of Fees	D&T	PwC	Total	PwC
Audit Fees (1)	$260,000	$20,500	$280,500	$233,325
Tax Fees (2)	—	23,050	23,050	71,500
All Other Fees (3)	276,500	236,120	512,620	2,412

(1)   Audit fees consist of services rendered for the audit of the annual financial statements, including required quarterly reviews, statutory and regulatory filings or engagements and services that generally only the auditor can reasonably be expected to provide.

(2)   Tax fees are for professional services rendered for tax compliance, tax advice and tax planning.

(3)   All other fees are for services other than those in the previous categories.  Fees incurred in 2007 relate primarily to the Transaction.

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

PART IV

ITEM 15:  Exhibits and Financial Statement Schedules

(a)           The following documents are filed as part of this Report:

1.        Financial Statements

Reports of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2007 and 2006

Statements of Operations for the seven months ended December 31, 2007, five months ended May 31, 2007 and years ended December 31, 2006 and 2005

Statements of Shareholders’ Equity (Deficiency) and Other Comprehensive Income (Loss) for the seven months ended December 31, 2007, five months ended May 31, 2007 and years ended December 31, 2006 and 2005

Statements of Cash Flows for the seven months ended December 31, 2007, five months ended May 31, 2007 and years ended December 31, 2006 and 2005

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

3.         Exhibits

2.1

Agreement and Plan of Merger, dated as of April 15, 2007, by and among UHS Holdco, Inc., UHS Merger Sub, Inc., Universal Hospital Services, Inc. and J.W. Childs Equity Partners III, L.P., as representative (incorporated by reference to Exhibit 10.1 to Form 10-Q filed with the Securities and Exhange Commision on May 8, 2007, File No. 000-20086).

3.1

Amended and Restated Certificate of Incorporation of Universal Hospital Services, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2007, File No. 000-20086).

3.2

Amended and Restated By-laws of Universal Hospital Services, Inc. (incorporated by reference to Exhibit 3.2 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2007, File No. 000-20086).

4.1

Indenture, dated as of May 31, 2007, relating to the Second Lien Senior Secured Floating Rate Notes due 2015 and the 8.50%/9.25% Second Lien Senior Secured PIK Toggle Notes due 2015, between UHS Merger Sub, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2007, File No. 000-20086).

4.2

Supplemental Indenture, dated as of May 31, 2007, relating to the Second Lien Senior Secured Floating Rate Notes due 2015 and the 8.50%/9.25% Second Lien Senior Secured PIK Toggle Notes due 2015, between Universal Hospital Services, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2007, File No. 000-20086).

4.3

Indenture, dated as of October 17, 2003, relating to the 10.125% Senior Notes due 2011, between Universal Hospital Services, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on November 12, 2003, File No. 000-20086).

4.4

First Supplemental Indenture, dated as of May 16, 2007, relating to the 10.125% Senior Notes due 2011, between Universal Hospital Services, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2007, File No. 000-20086).

4.5

Registration Rights Agreement, dated as of May 31, 2007, among UHS Merger Sub, Inc. and the initial purchasers named therein (incorporated by reference to Exhibit 4.4 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2007, File No. 000-20086).

4.6

Joinder to Registration Rights Agreement, dated as of May 31, 2007, among Universal Hospital Services, Inc. and the initial purchasers named therein (incorporated by reference to Exhibit 4.5 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2007, File No. 000-20086).

4.7	Form of Second Lien Senior Secured Floating Rate Note due 2015 (included in Exhibit 4.1).
4.8	Form of 8.50% / 9.25% Second Lien Senior Secured PIK Toggle Note due 2015 (included in Exhibit 4.1).
4.9

Form of 10.125% Senior Notes, due 2011 in the aggregate principal amount outstanding of $9,945,000 (incorporated by reference to Exhibit 4.7 to Form S-4 filed with the Securities and Exchange Commission on December 30, 2003, File No. 333-111606).

10.1

Amended and Restated Credit Agreement dated as of May 26, 2005, among Universal Hospital Services, Inc., as Borrower, the other credit parties signatory thereto, as Credit Parties, the lenders signatory thereto from time to time, as Lenders, and General Electric Capital Corporation, as Agent, Administrative Agent, Collateral Agent and Lender, and GECC Capital Markets Group, Inc. as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.21 to Form 8-K filed with the Securities and Exchange Commission on May 31, 2005, File No. 000-20086).

10.2

Amendment No. 1 to Credit Agreement dated as of February 13, 2007 by and among Universal Hospital Services, Inc., General Electric Capital Corporation, as agent for lenders, and the lenders party thereto (incorporated by reference to Exhibit 10.16 to Form 8-K filed with the Securities and Exchange Commission on February 28, 2007, File No. 000-20086).

10.3

Asset Purchase Agreement dated February 23, 2007 by and between Universal Hospital Services, Inc. and Intellamed, Inc. (incorporated by reference to Exhibit 10.14 to Form 8-K filed with the Securities and Exchange Commission on February 28, 2007, File No. 000-20086).

10.4

Letter Agreement dated February 27, 2007 between Universal Hospital Services, Inc. and Intellamed, Inc. (incorporated by reference to Exhibit 10.15 to Form 8-K filed with the Securities and Exchange Commission on February 28, 2007, File No. 000-20086).

10.5

Credit Agreement, dated as of May 31, 2007, among UHS Merger Sub, Inc., Universal Hospital Services, Inc., UHS Holdco, Inc., the lenders party thereto, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc. (“ML Capital”), as administrative agent, Bank of America, N.A., as documentation agent, and ML Capital, Bear, Stearns & Co. Inc. and Wachovia Capital Markets, LLC, as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2007, File No. 000-20086).

10.6

Guaranty, dated as of May 31, 2007, among UHS Holdco, Inc. and the secured parties named therein (incorporated by reference to Exhibit 10.2 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2007, File No. 000-20086).

10.7

First Lien Security Agreement, dated May 31, 2007, among UHS Merger Sub, Inc., Universal Hospital Services, Inc. and ML Capital, as collateral agent (incorporated by reference to Exhibit 10.3 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2007, File No. 000-20086).

10.8

Trademark Security Agreement, dated May 31, 2007, among UHS Merger Sub, Inc., Universal Hospital Services, Inc., UHS Holdco, Inc. and ML Capital, as collateral agent (incorporated by reference to Exhibit 10.4 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2007, File No. 000-20086).

10.9

Second Lien Security Agreement, dated May 31, 2007, among UHS Merger Sub, Inc., Universal Hospital Services, Inc. and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.5 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2007, File No. 000-20086).

10.10

Second Lien Trademark Security Agreement, dated May 31, 2007, among UHS Merger Sub, Inc., Universal Hospital Services, Inc., UHS Holdco, Inc. and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.6 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2007, File No. 000-20086).

10.11

Second Lien Copyright Security Agreement, dated May 31, 2007, among UHS Merger Sub, Inc., Universal Hospital Services, Inc., UHS Holdco, Inc. and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.7 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2007, File No. 000-20086).

10.12

Second Lien Patent Security Agreement, dated May 31, 2007, among UHS Merger Sub, Inc., Universal Hospital Services, Inc., UHS Holdco, Inc. and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.8 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2007, File No. 000-20086).

10.13

Securityholders Agreement, dated as of May 31, 2007, by and among UHS Holdco, Inc., BSMB/UHS L.P. and BSMB/UHS Co-Investment Partners, L.P., Gary D. Blackford and Kathy Blackford, and each of the other persons listed therein (incorporated by reference to Exhibit 10.9 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2007, File No. 000-20086).

10.14

Professional Services Agreement, dated as of May 31, 2007, by and between Universal Hospital Services, Inc. and Bear Stearns Merchant Manager III (Cayman), L.P. (incorporated by reference to Exhibit 10.10 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2007, File No. 000-20086).

10.15

Employment Agreement, dated as of May 31, 2007, between Universal Hospital Services, Inc. and Gary D. Blackford (incorporated by reference to Exhibit 10.11 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2007, File No. 000-20086).**

10.16

Letter Agreement, dated July 27, 2007, between Universal Hospital Services, Inc. and Gary D. Blackford (incorporated by reference to Exhibit 10.12 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2007, File No. 000-20086).**

10.17

Employment Agreement, dated as of May 31, 2007, between Universal Hospital Services, Inc. and Rex T. Clevenger (incorporated by reference to Exhibit 10.13 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2007, File No. 000-20086).**

10.18

Letter Agreement, dated July 27, 2007, between Universal Hospital Services, Inc. and Rex T. Clevenger (incorporated by reference to Exhibit 10.14 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2007, File No. 000-20086).**

10.19

Employment Agreement, dated as of July 17, 2007, between Universal Hospital Services, Inc. and Walter T. Chesley (incorporated by reference to Exhibit 10.15 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2007, File No. 000-20086).**

10.20	Executive Severance Pay Plan, dated June 1, 2007 (incorporated by reference to Exhibit 10.16 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2007, File No. 000-20086).**
10.21	Stock Option Plan of UHS Holdco, Inc. (incorporated by reference to Exhibit 10.17 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2007, File No. 000-20086).**
10.22	Form of Option Agreement with UHS Holdco, Inc. (incorporated by reference to Exhibit 10.18 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2007, File No. 000-20086).**
10.23*	Amended and Restated Professional Services Agreement, dated as of February 1, 2008, by and between Universal Hospital Services, Inc. and Bear Stearns Merchant Manager III, L.P.
10.24*	2008 Executive Incentive Plan Targets.**
12.1*	Statement regarding the computation of ratio of earnings to fixed charges.
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of Gary D. Blackford Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Rex T. Clevenger Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*      Filed herewith

**   Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 12, 2008.

UNIVERSAL HOSPITAL SERVICES, INC.
By	/s/ Gary D. Blackford
Gary D. Blackford
Chairman of the Board
and Chief Executive
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2008.

/s/ Gary D. Blackford	Chairman of the Board
Gary D. Blackford	and Chief Executive
Officer (Principal
Executive Officer)

/s/ Rex T. Clevenger	Executive Vice President and
Rex T. Clevenger	Chief Financial Officer
(Principal Financial
Officer)

/s/ Scott M. Madson	Controller and
Scott M. Madson	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Kevin L. Roberg	Director
Kevin L. Roberg

/s/ John D. Howard	Director
John D. Howard

/s/ Robert Juneja	Director
Robert Juneja

/s/ Bret D. Bowerman	Director
Bret D. Bowerman

/s/ David E. Dovenberg	Advisory Director
David E. Dovenberg

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report relating to the fiscal year ended December 31, 2007 or proxy statement with respect to any annual or other meeting of security holders has been sent to security holders, nor will such information be sent to security holders.

Universal Hospital Services, Inc.

Index

December 31, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Universal Hospital Services, Inc.

We have audited the accompanying balance sheet of Universal Hospital Services, Inc. (the “Company”) as of December 31, 2007 and the related statements of operations, shareholders’ equity (deficiency), and cash flows for the seven month period ended December 31, 2007 (successor) and the five month period ended May 31, 2007 (predecessor). Our audit also included the financial statement schedule listed in the Index at Item 15 as of December 31, 2007. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor have we been engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Universal Hospital Services, Inc. as of December 31, 2007 and the results of their operations and their cash flows for the seven month period ended December 31, 2007 (successor) and the five month period ended May 31, 2007 (predecessor), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Minneapolis, Minnesota

March 10, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Universal Hospital Services, Inc.

PLACEHOLDER FOR PWC OPINION LETTER

Universal Hospital Services, Inc.

Balance Sheets

	December 31,	December 31,
	2007	2006
(in thousands, except share and per share information)	(Successor)	(Predecessor)
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts of $1,500 at December 31, 2007 (Successor) and $1,350 at December 31,2006 (Predecessor)	$51,379	$42,976
Inventories	4,230	4,872
Deferred income taxes	5,636	4,772
Other current assets	2,426	3,121
Total current assets	63,671	55,741

Property and equipment, net:
Medical equipment, net	214,336	140,548
Property and office equipment, net	18,707	16,079
Total property and equipment, net	233,043	156,627

Other long-term assets:
Goodwill	281,222	37,062
Other intangibles, net	282,507	7,969
Other, primarily deferred financing costs, net	16,618	7,607
Total assets	$877,061	$265,006

Liabilities and Shareholders’ Equity (Deficiency)
Current liabilities:
Current portion of long-term debt	$3,120	$3,056
Book overdrafts	3,420	1,788
Accounts payable	16,518	13,678
Accrued compensation	13,527	10,241
Accrued interest	3,783	4,810
Other accrued expenses	7,645	4,311
Total current liabilities	48,013	37,884

Long-term debt, less current portion	494,215	307,135
Pension and other long-term liabilities	1,624	5,769
Interest rate swap	14,681	—
Payable to Parent	2,471	—
Deferred income taxes	92,362	7,199

Commitments and contingencies (Note 8)

Shareholders’ equity (deficiency):
Predecessor:
Common stock, $0.01 par value; 500,000,000 shares authorized, 123,463,600.21 shares issued and outstanding at December 31, 2006	—	1,235
Successor:
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at December 31, 2007	—	—
Additional paid-in capital	248,794	2,488
Accumulated deficit	(16,096)	(93,527)
Accumulated other comprehensive loss	(9,003)	(3,177)
Total shareholders’ equity (deficiency)	223,695	(92,981)
Total liabilities and shareholders’ equity (deficiency)	$877,061	$265,006

The accompanying notes are an integral part of these financial statements.

Universal Hospital Services, Inc.

Statements of Operations

	Seven	Five
	Months	Months
	Ended	Ended
	December 31,	May 31,	Year Ended December 31,
	2007	2007	2006	2005
(in thousands)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Revenue
Medical equipment outsourcing	$119,808	$84,855	$176,932	$167,687
Technical and professional services	26,437	14,800	30,445	29,654
Medical equipment sales and remarketing	10,209	7,867	17,698	18,563
Total revenues	156,454	107,522	225,075	215,904

Cost of Sales
Cost of medical equipment outsourcing	43,104	27,694	58,987	52,499
Cost of technical and professional services	19,855	10,124	21,068	21,878
Cost of medical equipment sales and remarketing	9,005	6,366	13,387	14,706
Medical equipment depreciation	34,458	18,512	37,430	37,966
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	106,422	62,696	130,872	127,049
Gross margin	50,032	44,826	94,203	88,855

Selling, general and administrative	48,647	28,692	61,940	58,455
Transaction and related costs	306	26,891	—	—
Operating income (loss)	1,079	(10,757)	32,263	30,400

Interest expense	26,322	13,829	31,599	31,127
Loss on extinguishment of debt	1,041	22,396	—	—
Income (loss) before income taxes	(26,284)	(46,982)	664	(727)

Provision (benefit) for income taxes	(10,188)	492	612	842
Net income (loss)	$(16,096)	$(47,474)	$52	$(1,569)

The accompanying notes are an integral part of these financial statements.

Universal Hospital Services, Inc.

Statements of Shareholders Equity (Deficiency) and Other Comprehensive Income (Loss)

					Accumulated	Total
		Additional			Other	Shareholders’
	Common	Paid-in	Accumulated	Deferred	Comprehensive	Equity
(in thousands, except share and per share information)	Stock	Capital	Deficit	Compensation	Income (Loss)	(Deficiency)
Predecessor:

Balances at December 31, 2004	$1,234	$760	$(92,010)	$(62)	$(2,980)	$(93,058)

Issuance of 7,492 shares of common stock	—	8	—	—	—	8
Deferred compensation	—	52	—	(32)	—	20
Comprehensive loss:
Net loss	—	—	(1,569)	—	—
Unrealized loss on minimum pension liability adjustment	—	—	—	—	(2,200)
Comprehensive loss						(3,769)

Balances at December 31, 2005	1,234	820	(93,579)	(94)	(5,180)	(96,799)

Issuance of 25,495 shares of common stock	1	28	—	—	—	29
Stock-based compensation	—	1,640	—	94	—	1,734
Comprehensive income:
Net income	—	—	52	—	—
Unrealized gain on minimum pension liability adjustment	—	—	—	—	2,003
Comprehensive income						2,055

Balances at December 31, 2006	1,235	2,488	(93,527)	—	(3,177)	(92,981)

Issuance of 16,664 shares of common stock	—	19	—	—	—	19
Stock-based compensation	—	7,957	—	—	—	7,957
Comprehensive loss:
Net loss	—	—	(47,474)	—	—
Comprehensive loss						(47,474)

Balances at May 31, 2007	$1,235	$10,464	$(141,001)	$—	$(3,177)	$(132,479)

Successor:

Equity contributions / issuance of common stock	$—	$248,794	$—	$—	$—	$248,794
Comprehensive loss:
Net loss	—	—	(16,096)	—	—
Unrealized loss on minimum pension liability adjustment, net of tax	—	—	—	—	(12)
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	(8,991)
Total Comprehensive loss						(25,099)

Balances at December 31, 2007	$—	$248,794	$(16,096)	$—	$(9,003)	$223,695

The accompanying notes are an integral part of these financial statements.

Universal Hospital Services, Inc.

Statements of Cash Flows

	Seven Months	Five Months
	Ended	Ended
	December 31,	May 31,	Year Ended December 31,
(in thousands)	2007 (Successor)	2007 (Predecessor)	2006 (Predecessor)	2005 (Predecessor)
Cash flows from operating activities:
Net income (loss)	$(16,096)	$(47,474)	$52	$(1,569)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	39,387	21,625	43,672	42,804
Amortization of intangibles and deferred financing costs	10,837	1,913	3,498	3,523
Non-cash write-off of deferred financing cost	290	6,305	—	—
Tender premium for purchase of 10.125% senior notes	751	16,090	—	—
Provision for doubtful accounts	854	194	1,126	927
Provision for inventory obsolescence	330	256	375	677
Non-cash charges related to step-up in carrying value of inventory	200	—	—	—
Non-cash stock-based compensation expense	2,471	7,957	1,734	20
Loss (gain) on sales and disposals of equipment	1,336	(745)	(1,280)	(659)
Deferred income taxes	(12,547)	486	372	567
Changes in operating assets and liabilities:
Accounts receivable	(5,904)	(3,481)	(2,126)	(1,999)
Inventories	405	(252)	(130)	(565)
Other operating assets	(15)	643	(746)	1,085
Accounts payable	(772)	590	(2,344)	(983)
Other accrued expenses	(26,022)	30,211	4,668	135
Net cash provided by (used in) operating activities	(4,495)	34,318	48,871	43,963
Cash flows from investing activities:
Medical equipment purchases	(34,695)	(34,040)	(50,783)	(38,096)
Property and office equipment purchases	(2,947)	(1,720)	(4,034)	(4,022)
Proceeds from disposition of property and equipment	1,841	2,290	3,106	2,602
Acquisition of Innovative Healthcare Solutions, Inc.	—	—	—	(1,115)
Acquisition of the ICMS division of Intellamed, Inc.	—	(14,590)	—	—
Acquisition of Universal Hospital Services, Inc. by Parent	(335,069)	—	—	—
Net cash used in investing activities	(370,870)	(48,060)	(51,711)	(40,631)
Cash flows from financing activities:
Proceeds under amended credit agreement	—	73,625	100,500	98,557
Payments under amended credit agreement	(74,550)	(42,075)	(95,606)	(97,741)
Proceeds under senior secured credit facility	59,223	—	—	—
Payments under senior secured credit facility	(39,748)	—	—	—
Payments of principal under capital lease obligations	(2,730)	(1,618)	(1,391)	(1,089)
Proceeds from issuance of bonds	460,000	—	—	—
Payment of deferred financing costs	(17,529)	—	—	(856)
Repayment of 10.125% senior notes	(250,055)	—	—	—
Tender premium for purchase of 10.125% senior notes	(751)	(16,090)	—	—
Cash equity contributions	239,754	—	—	—
Change in book overdrafts	1,751	(119)	(692)	(2,211)
Proceeds from issuance of common stock	—	19	29	8
Net cash provided by (used in) financing activities	375,365	13,742	2,840	(3,332)
Net change in cash and cash equivalents	—	—	—	—
Cash and cash equivalents at the beginning of period	—	—	—	—
Cash and cash equivalents at the end of period	$—	$—	$—	$—

Supplemental cash flow information:
Interest paid	$21,446	$17,599	$29,532	$29,355
Income taxes paid (received)	$(51)	$61	$302	$85
Non-cash activities:
Medical equipment purchases included in accounts payable	$8,952	$5,103	$7,407	$5,778
Deferred financing costs included in accounts payable	$69	$—	$—	$—
Equity contribution from management shareholders	$9,039	$—	$—	$—
Capital lease additions	$2,913	$2,142	$6,208	$3,450

The accompanying notes are an integral part of these financial statements.

Universal Hospital Services, Inc.

Notes to Financial Statements

December 31, 2007 and 2006

1.                          Description of Business

Universal Hospital Services, Inc. (“we”, “our”, the “Company” or “UHS”) is a nationwide provider of services to the health care industry. The Company’s services fall into three reporting segments:  medical equipment outsourcing, technical and professional services, and medical equipment sales and remarketing.

On May 31, 2007, UHS Holdco, Inc. (“Parent”) acquired all of the outstanding capital stock of the Company for approximately $712.0 million in cash less debt, tender premium and accrued interest and capitalized leases. Parent is owned by affiliates of Bear Stearns Merchant Manager III, L.P. (together with its investing affiliates, “BSMB”) and certain members of our management, whom we collectively refer to as the “equity investors.”  Parent and Merger Sub, a wholly owned subsidiary of Parent, were corporations formed by BSMB for the purpose of completing the Acquisition.

In conjunction with the Acquisition, the Company initiated a cash tender offer to purchase its $260.0 million outstanding aggregate principal amount of its 10.125% Senior Notes due 2011, which the Company completed for $235.0 million of such notes on May 31, 2007, and Merger Sub issued $230.0 million in aggregate principal amount of its Floating Rate Notes due 2015 and $230.0 million in aggregate principal amount of its PIK Toggle Notes due 2015 (The PIK Toggle Notes and the Floating Rate Notes are collectively referred to as the “Notes”). Concurrently with the closing of the Acquisition, Merger Sub merged with and into the Company, which was the surviving corporation and the Company assumed Merger Sub’s obligations with respect to the Notes and related second lien senior indenture dated as of May 31, 2007, between us and Wells Fargo Bank, National Association, as trustee (“Second Lien Senior Indenture.”)

The Agreement and Plan of Merger, dated as of April 15, 2007, by and among the Company, Parent and Merger Sub and related documents resulted in the occurrence of the events outlined in Note 3 to these audited financial statements, which we collectively refer to as the “Transaction” or the “Acquisition.”

Although the Company continued as the surviving legal entity after the Acquisition, the accompanying information presents our results preceding the Acquisition (“predecessor”) and the periods subsequent to the acquisition (“successor”). All references to the seven months ended December 31, 2007 refer to our successor results. All references to the five months ended May 31, 2007 and years ended December 31, 2006 and 2005 refer to our predecessor results.

The Acquisition and the allocation of the purchase price to the opening balance sheet accounts of the successor have been recorded as of the beginning of the first day of our new accounting period (June 1, 2007).

2.                          Significant Accounting Policies

Although we underwent significant ownership and organizational changes in 2007, as a result of the Transaction, our significant accounting policies have remained consistent between predecessor and successor.

Universal Hospital Services, Inc

Notes to Financial Statements

December 31, 2007 and 2006

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

Medical Equipment

Depreciation of medical equipment is provided on the straight-line method over the equipment’s estimated useful life, generally four to seven years. The cost and accumulated depreciation of medical equipment retired or sold is eliminated from their respective accounts and the resulting gain or loss is recorded as gain or loss on sales and disposals of equipment in the period the asset is retired or sold.

Property and Office Equipment

Property and office equipment includes land, property, leasehold improvements and office equipment.

Depreciation and amortization of property and office equipment is provided on the straight-line method over estimated useful lives of 30 years for buildings, the lesser of the remaining useful life or lease term for leasehold improvements, and 3 to 10 years for shop and office equipment. The cost and accumulated depreciation or amortization of property and equipment retired or sold is eliminated from their respective accounts and the resulting gain or loss is recorded in selling, general and administrative expense in the period the asset is retired or sold.

Goodwill

Goodwill is the excess cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is generally tested for impairment on an annual basis or at the time of a triggering event. Due to the Transaction in which we determined the fair value of each of our reporting units and the resulting goodwill, no further tests were performed during 2007 as there were no indicators of impairment. Fair values are estimated based on the Company’s best estimate of the expected present value of future cash flows compared with the corresponding carrying value of the reporting unit, including goodwill. No impairment of goodwill has been recorded in 2007, 2006 or 2005.

Other Intangible Assets

Other intangible assets primarily include customer relationships, supply agreement, trade names and trademarks, technology database and non-compete agreements. Other intangible assets are amortized over their estimated economic lives of two to thirteen years that results in a remaining

Universal Hospital Services, Inc

Notes to Financial Statements

December 31, 2007 and 2006

weighted-average useful life of approximately twelve and eight years at December 31, 2007 and 2006, respectfully. The straight-line method of amortization generally reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. However, for certain of our customer relationships we use the sum-of-the-years-digits amortization method to more appropriately allocate the cost to earnings in proportion to the estimated amount of economic benefit obtained.

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

Deferred Financing Costs

Deferred financing costs associated with issuing debt are deferred and amortized over the related terms using the straight-line method, which approximates the effective interest rate method. Accumulated amortization of our deferred financing costs was $1.4 and $5.6 million at December 31, 2007 and 2006, respectively.

Purchase Accounting

We account for acquisitions in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, whereby the purchase price paid to effect the acquisition is allocated to state the acquired assets and liabilities at fair value with excess purchase price being recorded as goodwill.

Revenue Recognition

Medical equipment is outsourced on both short-term and long-term arrangements, and outsourced revenue is recorded in income as equipment is utilized based on an agreed rate per use or time period. Any changes to the rate are billed on a prospective basis. Technical and professional services revenue is recognized as services are provided. Medical equipment sales and remarketing revenues consist of (1) sales of medical equipment and related parts and single-use disposable items to customers and (2) sales of medical equipment that include installation services. The Company follows the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, in recognizing these revenues as they are realized and earned once an arrangement exists, delivery has occurred and services rendered, and the price is fixed and collectability is reasonably assured. Sales of medical equipment as well as related parts and single-use disposable items are recognized at the point of delivery, if performed by us, or at the point of shipment, when risk of loss has passed to the customer. Because of the short-term nature of equipment installation projects, sales that include installation services are recognized when the earnings cycle is complete—installation has been completed, the equipment becomes operational and the customer has accepted it. All revenues are recognized net of any sales taxes. The Company reports only its portion of revenues earned under certain revenue share arrangements in accordance with Emerging Issues Task Force (“EITF”) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.

Universal Hospital Services, Inc

Notes to Financial Statements

December 31, 2007 and 2006

Operating Leases

The Company leases all of its district, corporate and other operating locations under operating leases and recognizes rent expense on a straight-line basis over the lease terms. Rent holidays and rent escalation clauses, which provide for scheduled rent increases during the lease term, are taken into account in computing straight-line rent expense included in our Statements of Operations. The difference between the rent due under the stated periods of the leases compared to that of the straight-line basis is recorded as deferred rent within other current assets and other long-term liabilities in the Balance Sheets. Landlord funded lease incentives, including tenant improvement allowances provided for our benefit, are recorded as leasehold improvement assets and as deferred rent in the Balance Sheets and are amortized to depreciation expense and as rent expense credits, respectively.

Income Taxes

The Company accounts for deferred income taxes utilizing Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. SFAS No. 109 requires the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statement and the tax bases of assets and liabilities, as measured at current enacted tax rates. When appropriate the Company evaluates the need for a valuation allowance to reduce deferred tax assets.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109. The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attributes of income tax positions taken or expected to be taken on a tax return. We adopted the provisions of FIN 48 as of January 1, 2007.

Interest and penalties associated with uncertain income tax positions is classified as income tax expense. The Company has not recorded any material income tax related interest or penalties during any of the periods presented.

Derivative Financial Instruments

We use derivative financial instruments consisting of an interest rate swap agreement in the management of our interest rate exposures. We do not use financial instruments for trading or other speculative purposes.

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities,” establishes accounting and reporting standards requiring that derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met, the changes in a derivative’s fair value (for a cash flow hedge) are deferred in stockholders’ equity (deficiency) as a component of other comprehensive income (loss). These deferred gains and losses are recognized as income in the period in which hedged cash flows occur. The ineffective portions of hedge returns are recognized as earnings.

In June 2007 we entered into an interest rate swap agreement for $230.0 million, which has the effect of converting our $230.0 of Floating Rate Notes to fixed interest rates. The effective date for

Universal Hospital Services, Inc

Notes to Financial Statements

December 31, 2007 and 2006

the swap agreement is December 2007; the expiration date is May 2012. See Note 7, Long-term debt, for a detailed description of our interest rate swap.

Fair Value of Other Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts receivable, accounts payable, accrued liabilities and notes payable, approximates fair value due to their short maturities. Interest on notes payable is payable at rates which approximate fair value. The fair value of our outstanding PIK Toggle Notes, Floating Rate Notes and 10.125% Senior Notes, based on the quoted market price for the same or similar issues of debt, is approximately:

	December 31,	December 31,
(in millions)	2007 (Successor)	2006 (Predecessor)
PIK Toggle Notes	$232.3	NA
Floating Rate Notes	$230.0	NA
10.125% Senior Notes	$10.5	$277.6

Segment Information

The Company’s business is managed and internally reported as three segments.

Stock-Based Compensation

Effective January 1, 2006, we began recording compensation expense associated with stock options in accordance with SFAS No. 123(R), Share-Based Payment, as interpreted by SAB No. 107, Share-Based Payment. Prior to January 1, 2006, we accounted for our stock-based compensation arrangements according to the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees and related interpretations.

Prior to January 1, 2006, we measured compensation expense for our stock-based compensation plan using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123. Under the intrinsic value method, no stock-based compensation expense had been recognized in our consolidated financial statements. Accordingly, compensation cost for stock options granted to employees was measured as the excess, if any, of the value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. Had compensation cost for our stock option plans been determined based on the fair value at the grant date for awards, our net income would have changed to the pro forma amounts indicated below for the year ended December 31, 2005:

(in thousand)
Net loss, as reported	$(1,569)
Add: Stock-based employee compensation included in reported net income	20
Less: Total stock-based employee compensation expense under fair value-based method	(1,583)
Pro forma net loss	$(3,132)

Note 10 contains the significant assumptions used in determining the underlying fair value of options and disclosures as required under SFAS No. 123(R).

Universal Hospital Services, Inc

Notes to Financial Statements

December 31, 2007 and 2006

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive loss. Other comprehensive loss includes unrealized gains and losses from derivatives designated as cash flow hedges and minimum pension liability adjustments. These amounts are presented in the Statements of Shareholders’ Equity (Deficiency) and Other Comprehensive Income (Loss).

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations, which establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s fiscal year that begins on or after Dec. 15, 2008. Beginning January 1, 2009 we will apply the provisions of SFAS No. 141(R) to our accounting for applicable business combinations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS 159, but believe the adoption of SFAS 159 will not have a material impact on our financial position or results of operations.

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

Universal Hospital Services, Inc

Notes to Financial Statements

December 31, 2007 and 2006

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

•                   BSMB fee expensed of $6.5 million (see Note 11); and

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

Universal Hospital Services, Inc

Notes to Financial Statements

December 31, 2007 and 2006

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

Universal Hospital Services, Inc

Notes to Financial Statements

December 31, 2007 and 2006

(2)          As defined in the Agreement and Plan of Merger, “funded indebtedness” includes long-term debt ($334.6 million for both debt retired and remaining), tender premium and accrued interest ($18.6 million) and capitalized leases ($7.7 million) as of May 31, 2007.

In connection with the purchase price allocation, we estimated the fair values of our long-lived and intangible assets, inventories and liabilities based upon assumptions related to the future cash flows, discount rates and asset lives utilizing currently available information. We have recorded purchase accounting adjustments to increase the carrying value of our property and equipment and inventory, to establish intangible assets for our customer relationships, supply agreement, trade names and trademarks, technology database, non-compete agreements, favorable lease commitments and to revalue our long-term benefit plan obligations, among other things. We revised the preliminary purchase accounting adjustments during the fourth quarter of 2007 as additional information became available that was primarily related to the tax impact of valuation analysis and the tax impact of the Transaction itself. The final purchase accounting adjustments, as reflected in our December 31, 2007 balance sheet, were as follows:

Universal Hospital Services, Inc

Notes to Financial Statements

December 31, 2007 and 2006

(in millions)
Cash Consideration:
Paid to shareholders and option holders		$333.9
Direct costs		1.2
		335.1
Non-Cash Consideration		9.0
Total Consideration		$344.1

Net assets acquired at historical cost		$(132.5)

Adjustments to state acquired assets at fair value:
Increase carrying value of inventories	$0.2
Increase carrying value of moveable medical equipment	59.7
Increase in carrying value of property and office equipment	2.3
Write-off of historical goodwill and other intangibles	(59.8)
Record intangible assets acquired:
Customer relationships	87.0
Supply agreement	26.0
Trade names and trademarks	170.0
Technology database	7.0
Non-compete agreements	1.8
Record favorable lease commitments	0.1
Write-off of historical deferred rent credits	2.4
Decrease in long-term pension liability	0.8
Increase in auto insurance liability	(0.1)
Tax impact of valuation adjustments	(102.0)
		195.4
Net assets acquired at fair value		62.9
Excess purchase price recorded as goodwill		$281.2

Our trade names and trademarks have indefinite lives and are not subject to amortization. Our trade names and trademarks and goodwill will be reviewed at least annually for impairment. Our goodwill is generally not deductible for income tax purposes.

A condensed balance sheet of the fair value of the acquired assets and liabilities as of May 31, 2007 follows:

Universal Hospital Services, Inc

Notes to Financial Statements

December 31, 2007 and 2006

(in millions)
Current assets	$89.3
Property and equipment	231.2
Goodwill	281.2
Other intangible assets	291.9
Other long-term assets	18.3
Current liabilities	(61.5)
Long-term debt	(489.4)
Other long-term liabilities	(112.2)
$248.8

 Pro Forma Financial Information. The following unaudited pro forma results of operations assume that the Transaction closed on January 1 of each of the years below. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Transaction had actually closed on that date, nor the results that may be obtained in the future.

	Year Ended December 31,
(unaudited, in thousands)	2007	2006

Revenue	$263,976	$225,075
Net loss	(25,227)	(28,605)

Included in the determination of pro forma net loss for the years ended December 31, 2007 and 2006 are pro forma charges for various purchase accounting adjustments. These pro forma adjustments resulted in pro forma decreases to gross margin and higher interest and selling, general and administrative expenses in the years ended December 31, 2007 and 2006 primarily from the increase in carrying value of movable medical equipment, property and office equipment and the amortization of intangible assets acquired. Income taxes are provided at the estimated statutory rate.

4.                          Acquisitions by Predecessor

On April 1, 2007, we completed the acquisition of customer contracts and other assets of the ICMS division of Intellamed, Inc. (“Intellamed”), located in Bryan, Texas. The purchase price was $14.6 million including direct costs and the assumption of certain liabilities, having taken into account certain adjustments and a holdback. The purchase agreement provided for additional consideration to be paid if certain revenue targets are obtained during the two years following the acquisition. We have not recorded any such additional consideration and will not unless we consider it probable of being paid. The operations of the acquired entity have been included in the Company’s technical and professional services segment results of operations since the date of acquisition. A condensed balance sheet of the acquired assets and liabilities as of April 1, 2007 is presented below.

Universal Hospital Services, Inc

Notes to Financial Statements

December 31, 2007 and 2006

(in millions)
Current assets	$0.1
Property and equipment	0.1
Goodwill	2.7
Other intangible assets	13.3
Current liabilities	(1.6)
$14.6

The above condensed balance sheet amounts were revalued at May 31, 2007, in conjunction with the Transaction.

On December 22, 2005, the Company completed an acquisition of substantially all the assets of Innovative Healthcare Solutions, Inc., headquartered in Esko, Minnesota. The purchase price was approximately $1.1 million. This acquisition was accounted for using the purchase method. Accordingly, the purchase price was allocated to assets acquired based on their estimated fair values and consisted of equipment of $0.6 million and intangible assets of $0.5 million. The operations of the acquired entity have been included in the Company’s outsourcing segment results of operations since the date of acquisition.

The Company acquired the assets of these businesses in order to expand its customer base and as part of our strategy of growing our technical and professional services segment. The purchase prices of these acquisitions were determined based on evaluations of the assets, liabilities assumed, cash flow potential and comparable prices for similar businesses. The acquisitions were financed by borrowings under the Company’s revolving credit facility. Proforma results are not presented as these acquisitions are not material to the Company’s financial statements.

5.                          Book Overdrafts

The Company typically does not maintain cash balances at its principal bank under a policy whereby the net amount of collected balances and cleared checks is, at the Company’s option, applied to or drawn from our credit facility on a daily basis.

6.                          Selected Financial Statement Information

Accounts Receivable

Accounts receivable at December 31, consists of the following:

(in thousands)	2007 (Successor)	2006 (Predecessor)

Accounts receivable	$52,879	$44,326
Less: Allowance for doubtful accounts	(1,500)	(1,350)
Accounts receivable, net	$51,379	$42,976

Property and Equipment

Our property and equipment at December 31, consists of the following:

Universal Hospital Services, Inc

Notes to Financial Statements

December 31, 2007 and 2006

(in thousands)	2007 (Successor)	2006 (Predecessor)
Medical Equipment	$249,439	$365,598
Less: Accumulated depreciation	(35,103)	(225,050)
Medical equipment, net	214,336	140,548
Land	—	120
Buildings and leasehold improvements	4,087	6,246
Office equipment and vehicles	19,312	28,282
	23,399	34,648
Less: Accumulated depreciation and amortization	(4,692)	(18,569)
Property and office equipment, net	18,707	16,079
Total property and equipment, net	$233,043	$156,627

Property and equipment financed under capital leases, net	$8,120	$7,336

Goodwill and Other Intangible Assets

Our other intangible assets and goodwill as of December 31, 2007, by reporting segment, consist of the following:

	Customer	Supply	Technology	Non-Compete	Favorable Lease	Trade Names
(in thousands)	Relationships	Agreement	Database	Agreements	Agreements	(indefinite lives)	Goodwill
Medical Equipment Outsourcing
Recorded in connection with the Acquisition	$78,000	$26,000	$—	$—	$—	$143,000	$206,684
Amortization	(6,500)	(1,167)	—	—	—	—	—
Balance at December 31, 2007	71,500	24,833	—	—	—	143,000	206,684

Technical and Professional Services
Recorded in connection with the Acquisition	9,000	—	—	—	—	27,000	55,882
Amortization	(404)	—	—	—	—	—	—
Balance at December 31, 2007	8,596	—	—	—	—	27,000	55,882

Sales and Remarketing
Recorded in connection with the Acquisition	—	—	—	—	—	—	18,656
Amortization	—	—	—	—	—	—	—
Balance at December 31, 2007	—	—	—	—	—	—	18,656

Corporate and Unallocated
Recorded in connection with the Acquisition	—	—	7,000	1,800	133	—	—
Amortization	—	—	(817)	(524)	(14)	—	—
Balance at December 31, 2007	$—	$—	$6,183	$1,276	$119	$—	$—

Total
Recorded in connection with the Acquisition	87,000	26,000	7,000	1,800	133	170,000	281,222
Amortization	(6,904)	(1,167)	(817)	(524)	(14)	—	—
Balance at December 31, 2007	$80,096	$24,833	$6,183	$1,276	$119	$170,000	$281,222

Other intangible assets as of December 31, 2006, consist of the following:

Universal Hospital Services, Inc

Notes to Financial Statements

December 31, 2007 and 2006

	Carrying	Accumulated
(in thousands)	Amount	Amortization	Net

Customer relationships	$11,700	$4,091	$7,609
Non-compete agreements	1,320	960	360
Other intangible assets, net	$13,020	$5,051	$7,969

Goodwill at December 31, 2006, by reporting segment, consists of the following:

(in thousands)

	Technical	Medical
Medical	and	Equipment
Equipment	Professional	Sales and	Total
Outsourcing	Services	Remarketing	Company
$33,160	$135	$3,767	$37,062

Total amortization expense related to intangible assets was approximately $9.4, $1.2, $1.8 and $1.8 million for the seven months ended December 31, 2007, five months ended May 31, 2007 and years ended December 31, 2006 and 2005, respectively.

At December 31, 2007, future estimated amortization expense related to intangible assets for each of the years ended December 31, 2008 to 2012 and thereafter is estimated as follows:

(in thousands)
2008	$15,660
2009	14,277
2010	13,041
2011	12,184
2012	10,505
Thereafter	46,840
$112,507

Future amortization expense is an estimate. Actual amounts may change due to additional intangible asset acquisitions, impairment, accelerated amortization or other events.

7.                          Long-Term Debt

Long-term debt at December 31, consists of the following:

Universal Hospital Services, Inc

Notes to Financial Statements

December 31, 2007 and 2006

(in thousands)	2007 (Successor)	2006 (Predecessor)
PIK Toggle Notes	$230,000	$—
Floating Rate Notes	230,000	—
Senior secured credit facility	19,475	—
10.125% Senior Notes	9,945	260,000
Amended Credit Agreement	—	43,000
Capital lease obligations	7,915	7,191
	497,335	310,191
Less: Current portion of long-term debt	(3,120)	(3,056)
Total long-term debt	$494,215	$307,135

PIK Toggle Notes. On May 31, 2007, Merger Sub issued $230.0 million aggregate original principal amount of 8.50% / 9.25% PIK Toggle Notes under the Second Lien Senior Indenture (see “Second Lien Senior Indenture” below). At the closing of the Transaction, as the surviving corporation in the Acquisition, we assumed all the obligations of Merger Sub under the Second Lien Senior Indenture.

For any interest payment period through June 1, 2011, the Company may, at its option, elect to pay interest on the PIK Toggle Notes entirely in cash (“Cash Interest”), entirely by increasing the principal amount of the outstanding PIK Toggle Notes, by issuing additional PIK Toggle Notes (“PIK Interest”) or 50% Cash Interest and 50% PIK Interest. Cash Interest on the PIK Toggle Notes accrues at the rate of 8.50% per annum.  PIK Interest on the PIK Toggle Notes accrues at the rate of 9.25% per annum.  After June 1, 2011, the Company is required to make all interest payments on the PIK Toggle Notes entirely as Cash Interest.  All PIK Toggle Notes mature on June 1, 2015. Interest on the PIK Toggle Notes is payable semiannually in arrears on each June 1 and December 1, commencing on December 1, 2007. As of December 31, 2007, we intend to make future payments in the form of Cash Interest.

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

Universal Hospital Services, Inc

Notes to Financial Statements

December 31, 2007 and 2006

Upon the occurrence of a change of control, each holder of the PIK Toggle Notes has the right to require the Company to repurchase some or all of such holder’s PIK Toggle Notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, and PIK Interest, if any, to the date of purchase.

Floating Rate Notes. On May 31, 2007, Merger Sub issued $230.0 million aggregate original principal amount of Floating Rate Notes under the Second Lien Senior Indenture (see “Second Lien Senior Indenture” below). Interest on the Floating Rate Notes is reset for each semi-annual interest period and is calculated at the current LIBOR rate plus 3.375%. At December 31, 2007, our LIBOR-based rate was 8.288%, which includes the credit spread noted above. Interest on the Floating Rate Notes is payable semiannually, in arrears, on each June 1 and December 1, commencing on December 1, 2007. At the closing of the Transaction, as the surviving corporation in the Acquisition, we assumed all the obligations of Merger Sub under the Second Lien Senior Indenture.  The Floating Rate Notes mature on June 1, 2015.

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

Interest Rate Swap. In June 2007 we entered into an interest rate swap agreement for $230.0 million, which has the effect of converting our $230.0 million of Floating Rate Notes to fixed interest rates. The effective date for the swap agreement is December 2007; the expiration date is May 2012.

The interest rate swap agreement qualifies for cash flow hedge accounting under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Both at inception and on an on-going basis we must perform an effectiveness test. In accordance with SFAS 133, the fair value of the swap agreement at December 31, 2007 is included as an interest rate swap liability on our balance sheet of $14.7 million. The change in fair value was recorded as a component of accumulated other comprehensive loss, net of $5.7 million tax effect, on our balance sheet since the

Universal Hospital Services, Inc

Notes to Financial Statements

December 31, 2007 and 2006

instrument was determined to be an effective hedge at December 31, 2007. We do not expect any amounts to be reclassified into current earnings in the future due to ineffectiveness.

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

Senior Secured Credit Facility. In connection with the Transaction, the Company and Parent entered into a new first lien senior secured asset-based revolving credit facility providing for loans in an amount of up to $135.0 million pursuant to a credit agreement, dated as of May 31, 2007, with a group of financial institutions which we refer to as the “senior secured credit facility.”  The senior secured credit facility is available for working capital and general corporate purposes, including permitted investments, capital expenditures and debt repayments, on a fully revolving basis, subject to the terms and conditions set forth in the credit documents in the form of revolving loans, swing line loans and letters of credit.

Universal Hospital Services, Inc

Notes to Financial Statements

December 31, 2007 and 2006

The senior secured credit facility provides financing of up to $135.0 million, subject to a borrowing base calculated on the basis of certain of our eligible accounts receivable, inventory and equipment.  As of December 31, 2007, we had $113.2 million of availability under our senior secured credit facility based on a borrowing base of $135.0 million less borrowings of $19.5 million and after giving effect to $2.3 million used for letters of credit.

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

Borrowings under the senior secured credit facility accrue interest:

•                  at a per annum rate equal to 0.75% above the rate announced from time to time by the agent as the “prime rate” payable quarterly in arrears; and

•                  at a per annum rate equal to 1.75% above the adjusted LIBOR rate used by the agent payable monthly in arrears.

At December 31, 2007, our LIBOR-based rate was 8.000% and our prime rate based rate was 6.975%, each of which include the credit spreads noted above.

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

Universal Hospital Services, Inc

Notes to Financial Statements

December 31, 2007 and 2006

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

•      the limitation on restricted payments;

•      the limitation on payment of dividends and other payment restrictions affecting subsidiaries;

•      limitations on incurrence of indebtedness and issuance of preferred stock;

•      limitations on asset sales and requirements to repurchase the Senior Notes with excess proceeds thereof;

•      limitations on affiliate transactions;

•      limitations on liens;

•      limitations on the businesses in which the Company and its subsidiaries may engage;

Universal Hospital Services, Inc

Notes to Financial Statements

December 31, 2007 and 2006

•      requirements to preserve corporate existence;

•      requirements to purchase the Senior Notes upon a change of control;

•      limitation on the issuance of guarantees of indebtedness;

•      limitations on the payments for consent from holders of the Senior Notes;

•      limitations on merger, consolidation and sale of assets with respect to the Company;

•      limitations on merger or consolidation of, or transfer of assets of, guarantors; and

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

On June 13, 2007, we purchased an additional $15.1 million of our remaining Senior Notes pursuant to their terms.  We paid $15.9 million of cash, including a call premium of $0.7 million and accrued interest of $0.1 million to complete the purchase.

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

Maturities of Long-Term Debt. At December 31, 2007, maturities of long-term debt for each of our fiscal years ending December 31, 2008 to 2012 and thereafter, are estimated as follows:

(in thousands)
2008	$3,120
2009	2,286
2010	1,669
2011	10,783
2012	2
Thereafter	479,475
$497,335

Universal Hospital Services, Inc

Notes to Financial Statements

December 31, 2007 and 2006

8.                          Commitments and Contingencies

Rental expenses were approximately $4.8, $3.0, $8.4 and $8.1 million for the seven months ended December 31, 2007, five months ended May 31, 2007 and years ended December 31, 2006 and 2005, respectively.  At December 31, 2007, the Company is committed under various noncancellable operating leases for of its district, corporate and other operating locations with annual rental commitments for each of the years ending December 31, 2008 to 2012 and thereafter of the following:

(in thousands)
2008	$5,598
2009	4,805
2010	4,164
2011	3,512
2012	3,182
Thereafter	8,170
$29,431

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

9.                          Common Stock

On May 31, 2007, in conjunction with the Transaction, the predecessor retired all 123,480,264.21 of common shares and the successor authorized and issued 1,000 new shares of common stock with a par value of $0.01 per share.

10.                   Stock-Based Compensation

Successor

On May 31, 2007, and in connection with the Transaction, our Parent’s board of directors adopted a new stock option plan (“2007 Stock Option Plan.”)  The 2007 Stock Option Plan provides for the issuance of 43.9 million nonqualified stock options of our Parent to any of our and Parent’s executives, other key employees and to consultants and certain non-employee directors.  The options allow for the purchase of shares of common stock of our Parent at prices equal to the stock’s fair market value at the date of grant.

Options granted have a ten-year contractual term and vest over approximately 6 years.  Half of the options have fixed vesting schedules and the other half of the options vest upon the achievement of established performance targets.  Upon a sale of Parent or the Company, all of the unvested options with fixed vesting schedules will vest and become exercisable, and the unvested options that vest upon the achievement of established performance targets will vest and become exercisable upon BSMB’s achievement of a certain internal rate of return on its investment in Parent, subject to certain conditions.  The shares issued to a grantee upon the exercise of such grantee’s options will

Universal Hospital Services, Inc

Notes to Financial Statements

December 31, 2007 and 2006

be subject to certain restrictions on transferability as provided in the 2007 Stock Option Plan.  Grantees are subject to non-competition, non-solicitation and confidentiality requirements as set forth in their respective stock option grant agreements.  Forfeited options are available for future issue.

A summary of the status of Parent’s 2007 Stock Option Plan as of and for the seven months ended December 31, 2007, is detailed below:

(in thousands except exercise price and years)	Number of Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Approved for issuance at May 31, 2007	43,905

Granted	36,864	$1.00
Exercised	—
Forfeited or expired	(374)	$1.00

Outstanding at December 31, 2007	36,490	$1.00	$—	9.5

Exercisable at December 31, 2007	5,917	$1.00	$—	9.5

Remaining authorized options not yet issued	7,415

Our Parent’s compensation committee determined the exercise price for option issuances during 2007 by reference to the recent per share valuation of the Parent resulting from the Transaction as detailed below.  The exercise price was approved by Parent’s board of directors.

(in thousands, except per share amount)
Equity Contribution at May 31, 2007 from BSMB and UHS Management to Parent	$248,794

Parent shares issued and outstanding at May 31, 2007	248,794

Per share Parent valuation at May 31, 2007	$1.00

We determine the fair value of options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on a straight-line basis over the options’ vesting periods. The following assumptions were used in determining the fair value of stock options granted during the seven months ended December 31, 2007, under the Black-Scholes model:

Universal Hospital Services, Inc

Notes to Financial Statements

December 31, 2007 and 2006

Risk-free interest rate	3.71% to 4.97%
Expected volatility	29.50% to 30.50%
Dividend Yield	N/A
Expected option life (years)	6.5 to 6.8

Using the Black-Scholes option-pricing model, the weighted-average per-share fair value of options issued during the seven months ended December 31, 2007 was approximately $0.42.  Expected volatility is based on an independent valuation of the stock of companies within our peer group.  Given the lack of a true comparable company, the peer group consists of selected public health care companies representing our suppliers, customers and competitors within certain product lines.  The risk free-interest rate is based on the U.S. Treasury yield curve in effect at the grant date based on the expected option life.  The 6.5 to 6.8 year expected option life represents the result of the “simplified” method applied to “plain vanilla” options granted during the period, as provided within SAB No. 110.  Parent used the simplified method as Parent does not have sufficient historical exercise experience to provide a basis upon which to estimate the expected term.

Although Parent grants the stock options, the Company recognizes compensation expense related to these options since the services are performed for its benefit.  For the seven months ended December 31, 2007, we recognized non-cash stock compensation expense of $2.5 million which is primarily included in selling, general and administrative expenses and is recorded as Payable to Parent on our balance sheet.  At December 31, 2007, the total compensation cost for nonvested awards not yet recognized in our statements of operations was $11.6 million, net of our estimated annual forfeiture rate of 3.0%.  This amount is expected to be recognized over a weighted-average period of 5.0 years.

Predecessor

Effective January 1, 2006, we adopted SFAS No. 123(R) using the modified prospective application method. Under this method, as of January 1, 2006, we have applied the provisions of this statement to new and modified awards, as well as to the nonvested portion of awards granted before the required effective date and outstanding at such time.

The predecessor established the 2003 Stock Option Plan which allowed for the granting of stock option awards to the Company’s employees and consultants or independent contractors.  All outstanding non-vested options as of May 31, 2007 were vested in connection with the Transaction.  All vested options were cancelled subsequent to payment of Transaction consideration.  We recorded non-cash charges for stock-based compensation expense of approximately $8.0 million during the first five months of 2007 in relation to our 2003 Stock Option Plan, $6.7 million of which resulted from the accelerated vesting described above.

Stock option activity, including the corresponding weighted average exercise price, as of and for the five months ended May 31, 2007 and years ended December 31, 2006 and 2005 is as follows (shares in thousands, per share amounts in dollars):

Universal Hospital Services, Inc

Notes to Financial Statements

December 31, 2007 and 2006

Option Activity	2007	2006	2005
Options outstanding at beginning of year	16,309	15,066	14,522
Options granted	—	1,745	1,332
Options exercised	(17)	(25)	(7)
Options forfeited or expired	(170)	(477)	(781)
Options cancelled	(16,122)	—	—

Options outstanding at end of period	—	16,309	15,066

Options exercisable at end of period	—	3,384	2,206

Options remaining to be issued	—	812	2,055

Weighted-Average Exercise Price Per Share	2007	2006	2005
Options granted	NA	$1.98	$1.33
Options exercised	$1.17	$1.11	$1.01
Options forfeited or expired	$1.43	$1.14	$1.07
Options cancelled	$1.13	NA	NA
At end of period
Outstanding	NA	$1.14	$1.04
Exercisable	NA	$1.01	$1.01

We determined the fair value of options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, was recognized as expense on a straight-line basis over the options’ vesting periods. The following assumptions were used in determining the fair value of stock options granted during the years ended December 31, 2006 and 2005 under the Black-Scholes model:

	2006	2005
Risk-free interest rate	4.64 to 4.69%	4.57%
Expected volatility	43.1 to 43.7%	44.3%
Dividend Yield	None	None
Expected option life (years)	8	8

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

The weighted-average grant-date fair values of options granted during the years ended December 31, 2006 and 2005 were $1.10 and $0.75, respectively.  The intrinsic value of a stock award is the amount by which the market value of the underlying stock exceeds the exercise price of the award. The aggregate intrinsic value for outstanding and exercisable options at December 31, 2006 and 2005 was $15,067 and $3,544, respectively.  The total intrinsic value of options exercised during

Universal Hospital Services, Inc

Notes to Financial Statements

December 31, 2007 and 2006

the five months ended May 31, 2007 was negligible.  Shares supporting option exercises are sourced from new share issuances.

For each of the periods presented, options were granted with option strike prices based on the estimated fair market values of the Company’s common stock on the date of the grant, as determined by the Company’s board of directors.  Our board of directors considered multiple valuation metrics and methods and determined that the most appropriate method for the Company, given its unique attributes, was an Enterprise Value to EBITDA approach.  In order to determine this fair market value, during 2004, we applied the Enterprise Value to EBITDA multiple per our sale of equity to new common shareholders as part of our late 2003 recapitalization.  Beginning in 2005, we began using an average market multiple approach using the average Enterprise Value to forecasted EBITDA multiple from a comparable group of publicly traded health care companies.  Given the lack of a truly comparable peer company, our comparable group was determined by using public market players in a generally capital-intensive settings, with attributes of our customer base, suppliers and competitors.  We then applied a discount to such multiple in arriving at the fair market value of our common shares, in order to account for the lack of liquidity in our shares as well as minority ownership.  This discount rate was determined through an analysis of the restrictions on the transferability of our stock, our impression of the generally accepted range for such discount factors for privately held companies based upon broad capital market discussions, our progress toward a capital event of some type and the inherent risk that such a capital event would not be consummated.  After considering these factors, the Company determined appropriate aggregate discounts of 25% during 2004, 2005 and through the first quarter of 2006.  Thereafter, the aggregate discount was reduced to 7.5% in order to account for the increased likelihood of a capital event.

11.                   Related Party Transactions

Successor

Management Agreement

On May 31, 2007, in connection with the Transaction, we and BSMB entered into a professional services agreement pursuant to which general advisory and management services are to be provided to us with respect to financial and operating matters.  The professional services agreement requires us to pay an annual fee for ongoing advisory and management services equal to the greater of $0.5 million or 0.75% of our Adjusted EBITDA (as defined in the professional services agreement) for the immediately preceding fiscal year, payable in quarterly installments, provided that the annual advisory fee for the fiscal year ending December 31, 2007 shall be $0.5 million, as adjusted for the partial year.  The professional services agreement also required us to pay a transaction fee in the amount of $10.0 million for services rendered in connection with the Transaction, $3.5 million of which is included in deferred financing costs on the balance sheet and the remaining portion was expensed.  The $10.0 million fee was paid at the consummation of the Transaction on May 31, 2007.  The professional services agreement provides that BSMB will be reimbursed for its reasonable out-of-pocket expenses in connection with certain activities undertaken pursuant to the professional services agreement and will be indemnified for liabilities incurred in connection with its role under the professional services agreement, other than for liabilities resulting from its gross negligence or willful misconduct. The term of the professional services agreement commenced on May 31, 2007 and will remain in effect unless and until either party notifies the other of its desire to

Universal Hospital Services, Inc

Notes to Financial Statements

December 31, 2007 and 2006

terminate, we are sold to a third-party purchaser or we consummate a qualified initial public offering, as defined in the professional services agreement.

2007 Stock Option Plan

Parent established the 2007 Stock Option Plan.  Compensation expense related to service provided by the Company’s employees is recognized in the accompanying Statements of Operations with an offsetting Payable to Parent liability, which is not expected to be settled within the next twelve months.

Business Relationship

In the ordinary course of business, we entered into an operating lease for our Minneapolis, Minnesota district office with Ryan Companies US, Inc. (“Ryan”), which began on May 1, 2007.  On November 29, 2007 we added a new member to our board of directors who is also a director of Ryan.  Between November 29, 2007 and December 31, 2007 we made rent payments to Ryan totaling $49,000.

Predecessor

Management Agreement

Prior to May 31, 2007, the Company was a party to management agreements with J. W. Childs Associates, L.P. (an affiliate of Childs) (“Childs Associates”) and Halifax Capital Partners, L.P. (“Halifax”) (together “Predecessor Equity Sponsors”) pursuant to which the Company paid the Predecessor Equity Sponsors an annual management fee totaling $480,000 in consideration of their ongoing consulting and management advisory services.  The agreements were terminated upon the consummation of the Transaction.

12.                   Employee Benefit Plans

In September 2006, the FASB issued SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”).   SFAS No. 158 requires employers to recognize the under funded or over funded status of a defined benefit post retirement plan as an asset or liability in its statements of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income.  Additionally, SFAS 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position.  The impact of our adoption of SFAS No. 158 on December 31, 2007 is not material to our recognition of the under funded or over funded status of our defined benefit post retirement plan as the full funded status of the pension plan had been recognized in purchase accounting due to the Transaction.  The adoption had no impact to the measurement date used in our year-end statement of financial position as related to our noncontributory defined benefit pension plan.

Pension plan benefits are to be paid to eligible employees after retirement based primarily on years of credited service and participants’ compensation.  The Company uses a December 31 measurement date.  Effective December 31, 2002, the Company froze the benefits under the pension plan.  The change in benefit obligation, pension plan assets and funded status as of and for the seven months ended December 31, 2007, five months ended May 31, 2007 and year ended December 31, 2006 consisted of the following:

Universal Hospital Services, Inc

Notes to Financial Statements

December 31, 2007 and 2006

Change in Benefit Obligation

(in thousands)
Predecessor
Benefit obligations at December 31, 2005	$18,234
Interest cost	974
Actuarial gain	(1,281)
Benefits paid	(708)
Benefit obligation at December 31, 2006	17,219
Interest cost	421
Actuarial gain	(448)
Benefits paid	(290)
Benefit obligation at May 31, 2007	$16,902

Successor
Benefit obligation at June 1, 2007	$16,902
Interest cost	594
Actuarial gain	(683)
Benefits paid	(411)
Benefit obligation at December 31, 2007	$16,402

Change in Pension Plan Assets

Predecessor
Fair value of plan assets at December 31, 2005	$12,985
Actuarial gain on plan assets	1,463
Benefits paid	(708)
Employer contribution	—
Fair value of plan assets at December 31, 2006	13,740
Actuarial gain on plan assets	693
Benefits paid	(290)
Employer contribution	460
Fair value of plan assets at May 31, 2007	$14,603

Successor
Fair value of plan assets at June 1, 2007	$14,603
Actuarial gain on plan assets	(15)
Benefits paid	(411)
Employer contribution	640
Fair value of plan assets at December 31, 2007	$14,817

(in thousands)	2007 (successor)	2006 (predecessor)
Funded status	$(1,585)	$(3,478)
Unrecognized net actuarial loss / Accumulated other comprehensive loss	20	3,177
Net (accrued) amount recognized	$(1,565)	$(301)

In connection with the Acquisition, the obligations and assets related to our pension plan were valued at fair value as of May 31, 2007, the date of the Acquisition, using a discount rate of 6.15%, as follows:

Universal Hospital Services, Inc

Notes to Financial Statements

December 31, 2007 and 2006

(in thousands)
Benefit obligations at fair value	$16,902
Assets held by defined benefit pension plan, at fair value	14,603
Excess of benefit obligations over assets	2,299
Less: previously recorded benefit recorded by predecessor	(3,061)
Adjustment to benefit plan obligations	$(762)

A summary of our pension plan projected benefit obligation, accumulated obligation and fair value of pension plan assets at December 31, are as follows:

(in thousands)	2007 (successor)	2006 (predecessor)
Projected benefit obligation	$16,402	$17,219
Accumulated benefit obligation (“ABO”)	16,402	17,219
Fair value of plan assets	14,817	13,740
ABO less Fair value of plan assets	1,585	3,478

Net Periodic Benefit Cost

The components of net periodic benefit cost are as follows:

	Seven Months	Five Months
	Ended	Ended
	December 31,	May 31,	Year Ended December 31,
(in thousands)	2007 (Successor)	2007 (Predecessor)	2006 (Predecessor)	2005 (Predecessor)
Interest cost	$594	$421	$974	$950
Expected return on plan assets	(688)	(452)	(1,010)	(986)
Recognized net actuarial loss	—	73	268	234
Net periodic benefit cost (benefit)	$(94)	$42	$232	$198

Pension Plan Assets

Our target pension plan asset allocation and actual pension plan allocation of assets at December 31, are as follows:

	Target	2007	2006	2005
Asset Category	Allocation	(successor)	(predeccessor)	(predeccessor)
Equity securities	68%	70%	75%	69%
Debt securities and cash	32	30	25	31
	100%	100%	100%	100%

The pension plan assets are invested with the objective of maximizing long—term returns while minimizing material losses in order to meet future benefit obligations when they come due.

Universal Hospital Services, Inc

Notes to Financial Statements

December 31, 2007 and 2006

The Company utilizes an investment approach with a mix of equity and debt securities used to maximize the long-term return on assets.  Risk tolerance is established through consideration of pension plan liabilities, funded status and corporate financial condition.  The investment portfolio consists of a diversified blend of mutual funds and fixed-income investments.  Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews and annual asset and liability reviews.

Contributions

The Company contributed $0.6, $0.5, $0 and $0.8 million to the pension plan during the seven months ended December 31, 2007, five months ended May 31, 2007 and during the years ended December 31, 2006 and 2005, respectively.  The Company expects to make contributions of approximately $0.8 million in 2008.

Estimated Future Benefit Payments

The following benefit payments are expected to be paid:

(in thousands)
2008	$708
2009	$744
2010	$744
2011	$740
2012	$775
2013 to 2017	$4,565

Pension Plan Assumptions

The following weighted-average assumptions were used as of each of the years ended December 31, as follows:

	2007 (successor)	2006 (predecessor)	2005 (predecessor)
Weighted-average actuarial assumptions used to determine benefit obligations:
Discount rate	6.47%	5.90%	5.50%
Expected return on assets	8.00%	8.00%	8.00%

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	6.15%	5.50%	5.75%
Expected return on assets	8.00%	8.00%	8.50%
Rate of compensation increase	N/A	N/A	N/A

These assumptions are reviewed on an annual basis.  In determining the expected return on asset assumption, the Company evaluates the long-term returns earned by the pension plan, the mix of investments that comprise pension plan assets and forecasts of future long-term investment returns.

Universal Hospital Services, Inc

Notes to Financial Statements

December 31, 2007 and 2006

Other Employee Benefits

The Company also sponsors a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code and covers substantially all of the Company’s employees.  Employees may contribute annually up to 60% of their base compensation on a pre-tax basis (subject to Internal Revenue Service limitation).  During 2007 and 2006 the Company contribution was 50% of the first 6% of base compensation; prior to 2006 the Company contributed 75% of the first 6% of base compensation that an employee contributes.  We made matching contributions to the plan of approximately $0.5, $0.6, $0.9, and $1.7 million for the seven months ended December 31, 2007, five months ended May 31, 2007 and for the years ended December 31, 2006 and 2005, respectively.

The Company is self-insured for employee health care up to $130,000 per member per plan year and aggregate claims up to 125% of expected claims per plan year.  Also, the Company purchases workers’ compensation and automobile liability coverage with related deductibles.  The Company is liable for workers’ compensation and automobile liability claims up to $250,000 and $100,000 per individual claim, respectively.  Self-insurance and deductible costs are included in other accrued expenses in the Balance Sheets and are accrued based upon the aggregate of the liability for reported claims and an actuarially determined estimated liability for claims development and incurred but not reported.

13.                   Income Taxes

The provision (benefit) for income taxes consists of the following:

	Seven Month	Five Months
	Ended	Ended
	December 31,	May 31,	Year Ended December 31,
	2007	2007	2006	2005
Current - State	$165	$240	$240	$275
Deferred	(10,353)	252	372	567
	$(10,188)	$492	$612	$842

Reconciliations between the Company’s effective income tax rate and the U.S. statutory rate follow:

	Seven Month	Five Months
	Ended	Ended
	December 31,	May 31,	Year Ended December 31,
	2007	2007	2006	2005
Statutory U.S. Federal income tax rate	35.0%	35.0%	34.0%	(34.0)%
State income taxes, net of U.S. Federal income tax	4.4	4.8	5.5	(5.5)
Valuation allowance	—	(39.9)	16.7	117.5
Minimum state taxes	(0.6)	—	36.0	37.8
Effective income tax rate	38.8%	(0.1)%	92.2%	115.8%

The components of the Company’s overall deferred tax assets and liabilities at December 31, 2007 and 2006, are as follows:

Universal Hospital Services, Inc

Notes to Financial Statements

December 31, 2007 and 2006

	December 31,	December 31,
(in thousands)	2007 (Successor)	2006 (Predeccessor)
Deferred tax assets
Accounts receivable	$597	$533
Accrued compensation and pension	4,736	3,807
Inventories	301	314
Other assets	2,356	804
Unrealized loss on cash flow hedge	5,690	—
Net operating loss carryforwards	51,361	29,293
Deferred tax assets	65,041	34,751
Valuation allowance	—	(9,945)
Net deferred tax asset	65,041	24,806
Deferred tax liabilities
Accelerated depreciation and amortization	(150,981)	(27,233)
Prepaid assets	(786)	—
Total deferred tax liabiliites	(151,767)	(27,233)
Net deferred tax liability	$(86,726)	$(2,427)

At December 31, 2007, the Company had available unused net operating loss carryforwards of approximately $129.0 million.  The net operating loss carryforwards will expire at various dates through 2026.

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

We adopted the provisions of FIN 48 on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that no significant unrecognized tax benefits existed prior to May 31, 2007.   Our evaluation was performed for the tax years ended December 31, 2004, 2005, 2006 and 2007, the tax years that remain subject to examination by major tax jurisdictions as of December 31, 2007.  We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefit for the seven months ended December 31, 2007 follows:

Universal Hospital Services, Inc

Notes to Financial Statements

December 31, 2007 and 2006

Unrecognized tax benefits balance at May 31, 2007	$—
Gross increases for tax positions of prior periods	2,100
Gross decreases for tax positions of prior periods	—
Settlements	—
Lapse of statute of limitations	—
Unrecognized tax benefits balance at December 31, 2007	$2,100

All of the unrecognized tax benefits at December 31, 2007 would affect the effective tax rate if recognized.

14.                   Securityholders Agreement

In connection with the Transactions, BSMB and certain members of our management that acquired securities of Parent in connection with the merger entered into a securityholders agreement that governs certain relationships among, and contain certain rights and obligations of, such stockholders. The securityholders agreement, among other things:

•                  limits the ability of the stockholders to transfer their securities in Parent, except in certain permitted transfers as defined therein;

•                  provides for certain co-sale rights; and

•                  provides for certain rights of first refusal with respect to transfers by stockholders other than to certain permitted transferees.

15.                   Business Segments

The Company operates in three reportable segments:

•                  Medical equipment outsourcing provides customers with the use of medical equipment and the Company maintains the equipment for customers by performing preventative maintenance, repairs, cleaning and testing, and maintaining certain reporting records.

•                  Technical and professional services offers a broad range of inspection, preventative maintenance, repair, logistic and consulting services through the Company’s team of over 325 technicians and professionals located in its nationwide network of offices.

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

Universal Hospital Services, Inc

Notes to Financial Statements

December 31, 2007 and 2006

	Seven Months	Five Months
	Ended	Ended
	December 31,	May 31,	Year Ended December 31,
(in thousands)	2007 (Successor)	2007 (Predecessor)	2006 (Predecessor)	2005 (Predecessor)
Medical Equipment Outsourcing
Net Sales	$119,808	$84,855	$176,932	$167,687
Gross margin	42,246	38,649	80,515	77,222
Assets	446,017		39,395	40,467
Amortization and Depreciation	7,667	450	1,072	1,069
Capital Expenditures	—	—	—	—
Technical and Professional Services
Net Sales	26,437	14,800	30,445	29,654
Gross margin	6,582	4,676	9,377	7,776
Assets	91,478		1,793	2,496
Amortization and Depreciation	404	745	703	703
Capital Expenditures	—	—	—	—
Medical Equipment Sales and Remarketing
Net Sales	10,209	7,867	17,698	18,563
Gross margin	1,204	1,501	4,311	3,857
Assets	18,656		3,843	3,850
Amortization and Depreciation	—	3	7	8
Capital Expenditures	—	—	—	—
Corporate and Unallocated
Net Sales	—	—	—	—
Gross margin	—	—	—	—
Assets	320,910		219,975	202,372
Amortization and Depreciation	40,742	21,625	45,388	44,547
Capital Expenditures	37,642	35,760	54,817	40,631
Total Company Assets, Amortization and Depreciation and Capital Expenditures
Assets	877,061		265,006	249,185
Amortization and Depreciation	48,813	22,823	47,170	46,327
Capital Expenditures	37,642	35,760	54,817	40,631

Total Gross Margin and Reconciliation to Income (Loss) Before Income Taxes
Total gross margin	$50,032	$44,826	$94,203	$88,855
Selling, general and administrative	48,647	28,692	61,940	58,455
Transaction and related costs	306	26,891	—	—
Interest expense	26,322	13,829	31,599	31,127
Loss on extinguishment of debt	1,041	22,396	—	—
Income (loss) before income tax	$(26,284)	$(46,982)	$664	$(727)

Gross margin represents net revenues less total direct costs.

Segment assets for the three business segments (excluding Corporate and Unallocated) primarily include goodwill and intangible assets, which is consistent with the Company’s reporting to its Chief Operating Decision Maker, other assets are not allocated to the three business segments.  Thus, assets included in Corporate and Unallocated contain all other Company assets.

Universal Hospital Services, Inc.

Schedule II - Valuation and Qualifying Accounts

(in thousands)

		Additions
Description	Balance- Beginning of Period	Charged to Costs and Expense	Charged to Other Accounts	Deductions from Reserves	Balance-End of Period
Allowance for Doubtful Accounts

Seven months ended December 31, 2007	$1,250	$854	$—	$604	$1,500
Five months ended May 31, 2007	1,350	193	—	293	1,250
Year ended December 31, 2006	1,350	1,126	1	1,127	1,350
Year ended December 31, 2005	1,500	927	156	1,233	1,350

Allowance for Inventory Obsolescence

Seven months ended December 31, 2007	448	331	—	117	662
Five months ended May 31, 2007	475	256	—	283	448
Year ended December 31, 2006	562	375	—	462	475
Year ended December 31, 2005	520	677	—	635	562

Income Tax Valuation Allowance

Seven months ended December 31, 2007	—	—	—	—	—
Five months ended May 31, 2007	9,945	—	(9,945)	—	—
Year ended December 31, 2006	9,734	211	—	—	9,945
Year ended December 31, 2005	8,675	1,059	—	—	9,734