Form 10-K/A
period 2007-12-31
UNIVERSAL HOSPITAL SERVICES INC
filed 2008-03-12
CIK 886171

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note:

This Amendment No. 1 to Form 10-K to amend, restate and supersede in its entirety the Form 10-K originally filed in error on March 10, 2008 (with a March 11, 2008 filing date) is being filed by the registrant pursuant to Rule 103 of Regulation S-T of the Securities and Exchange Commission. The March 11, 2008 filing was made as a result of an electronic transmission error caused by an inadvertent clerical mistake by a third-party EDGAR filing service that was outside the control of the registrant and was not authorized by the registrant.

UNIVERSAL HOSPITAL SERVICES, INC.

AMENDMENT NO. 1 TO FORM 10-K

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

On May 31, 2007, UHS Holdco, Inc. (“Parent”) acquired all of the outstanding capital stock of the Company for approximately $712.0 million in cash less debt, tender premium and accrued interest and capitalized leases per the terms of the Agreement and Plan of Merger, dated as of April 15, 2007, by and among the Company, Parent and Parent’s wholly owned subsidiary, Merger Sub and related documents which resulted in the occurrence of the events outlined in Note 3 to our audited financial statements in Part IV of this Annual Report on Form 10-K which we collectively refer to as the “Transaction” or the “Acquisition.”  Parent is owned by affiliates of Bear Stearns Merchant Manager III, L.P. (together with its investing affiliates, “BSMB”) and certain members of our management, whom we collectively refer to as the “equity investors.”  Parent and Merger Sub were corporations formed by BSMB for the purpose of completing the Acquisition.

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

Our two largest national competitors in medical equipment outsourcing are Hill-Rom, a subsidiary of Hillenbrand Industries, and Kinetic Concepts, Inc.  Our other competition consists of regional or local companies and some medical equipment manufacturers and dealers that provide equipment outsourcing to augment their medical equipment sales.  Local and regional companies often have difficulty maintaining equipment fleets with the latest technology available due to capital constraints and are frequently challenged by the lack of a full product offering.  As a result, most of those competitors tend to compete on price.

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

Our nursing home and home care customers may pose additional credit risks since they are generally less financially sound than hospitals.  These customers will continue to face cost pressure under the Medicare Modernization Act (“MMA”) passed in 2003.  The MMA creates a new payment methodology for Medicare-provided durable medical equipment, orthotics, prosthetics, and supplies (“DMEPOS”) replacing the current DMEPOS payment methodology for certain items with a competitive bidding program.  The program is intended to reduce spending, and although it begins in ten competitive bidding areas, it is expected to expand to additional competitive bidding areas thereafter.

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

	Seven	Five
	Months	Months
	Ended	Ended
	December 31,	May 31,	Years Ended December 31,
	2007	2007	2006	2005	2004	2003
(in thousands)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Statement of Operations Data:
Total revenues	$156,454	$107,522	$225,075	$215,904	$199,600	$171,005
Cost of medical equipment outsourcing, sales and service	106,422	62,696	130,872	127,049	113,783	95,398
Gross margin	50,032	44,826	94,203	88,855	85,817	75,607

Selling, general and administrative:
Transaction and related costs	306	26,891	—	—	—	—
Recapitalization and related stock compensation and severance	—	—	—	—	—	14,385
Other selling, general and administrative.	48,647	28,692	61,940	58,455	57,713	46,956
Total selling, general and administrative	48,953	55,583	61,940	58,455	57,713	61,341
Operating income (loss)	1,079	(10,757)	32,263	30,400	28,104	14,266
Interest expense	26,322	13,829	31,599	31,127	30,508	20,245
Loss on extinguishment of debt	1,041	22,396	—	—	—	13,272
Income (loss) before income taxes	(26,284)	(46,982)	664	(727)	(2,404)	(19,251)
Provision for income taxes	(10,188)	492	612	842	1,188	275
Net income (loss)	$(16,096)	$(47,474)	$52	$(1,569)	$(3,592)	$(19,526)

	Seven	Five
	Months	Months
	Ended	Ended
	December 31,	May 31,	Years Ended December 31,
	2007	2007	2006	2005	2004	2003
(dollars in thousands)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Other Financial Data:
Net cash provided by (used in) operating activities	$(4,495)	$34,318	$48,871	$43,963	$37,966	$15,957
Net cash used in investing activities	(370,870)	(48,060)	(51,711)	(40,631)	(65,150)	(36,770)
Net cash provided by (used in) financing activities	$375,365	$13,742	$2,840	$(3,332)	$27,184	$20,813

Other Operating Data:
Medical equipment (approximate number of owned outsourcing units at end of period)	194,000	185,000	173,000	161,000	150,000	144,000
Offices (at end of period)	80	79	79	75	75	69

Depreciation and amortization	$48,813	$22,823	$45,454	$46,327	$42,097	$35,532
EBITDA(1)(2)	$48,851	$(10,330)	$77,717	$74,984	$68,459	$36,525

	As of
	December 31,	As of December 31,
	2007	2006	2005	2004	2003
(in thousands)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Balance Sheet Data:
Working capital (3)	$18,778	$20,913	$19,379	$17,198	$8,575
Total assets	$878,752	$265,006	$249,185	$246,407	$220,219
Total debt	$497,335	$310,191	$300,480	$297,302	$271,082
Shareholders’ equity (deficiency)	$223,695	$(92,981)	$(96,799)	$(93,058)	$(89,903)

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

(2)          The following is a reconciliation of net cash provided by operating activities to EBITDA:

	Seven	Five
	Months	Months
	Ended	Ended
	December 31,	May 31,	Years Ended December 31,
	2007	2007	2006	2005	2004	2003
(in thousands)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Net cash provided by (used in) operating activities	$(4,495)	$34,318	$48,871	$43,963	$37,966	$15,957
Changes in operating assets and liabilities	34,502	(27,805)	678	2,327	2,245	7,916
Other non-cash expenses	2,710	(31,164)	(4,043)	(3,275)	(3,448)	(7,867)
Income tax expense (benefit)	(10,188)	492	612	842	1,188	275
Interest expense	26,322	13,829	31,599	31,127	30,508	20,244
EBITDA	$48,851	$(10,330)	$77,717	$74,984	$68,459	$36,525

(3)          Represents total current assets (excluding cash and cash equivalents) less total current liabilities (excluding current portion of long-term debt).

Segment Information

	Seven Months Ended December 31, 2007
	(Successor)
(in thousands)	Medical Equipment Outsourcing	Technical and Professional Services	Medical Equipment Sales and Remarketing	Corporate and Unallocated	Total
Revenues	$119,808	$26,437	$10,209	$—	$156,454
Cost of revenue	43,104	19,855	9,005	—	71,964
Medical equipment depreciation	34,458	—	—	—	34,458
Gross margin	$42,246	$6,582	$1,204	$—	$50,032

Total assets	$447,240	$91,856	$18,746	$320,910	$878,752

	Five Months Ended May 31, 2007
	(Predecessor)
	Medical Equipment Outsourcing	Technical and Professional Services	Medical Equipment Sales and Remarketing	Corporate and Unallocated	Total
Revenues	$84,855	$14,800	$7,867	$—	$107,522
Cost of revenue	27,694	10,124	6,366	—	44,184
Medical equipment depreciation	18,512	—	—	—	18,512
Gross margin	$38,649	$4,676	$1,501	$—	$44,826

	Year Ended December 31, 2006
	(Predecessor)
	Medical Equipment Outsourcing	Technical and Professional Services	Medical Equipment Sales and Remarketing	Corporate and Unallocated	Total
Revenues	$176,932	$30,445	$17,698	$—	$225,075
Cost of revenue	58,987	21,068	13,387	—	93,442
Medical equipment depreciation	37,430	—	—	—	37,430
Gross margin	$80,515	$9,377	$4,311	$—	$94,203

Total assets	$39,395	$1,793	$3,843	$219,975	$265,006

	Year Ended December 31, 2005
	(Predecessor)
	Medical Equipment Outsourcing	Technical and Professional Services	Medical Equipment Sales and Remarketing	Corporate and Unallocated	Total
Revenues	$167,687	$29,654	$18,563	$—	$215,904
Cost of revenue	52,499	21,878	14,706	—	89,083
Medical equipment depreciation	37,966	—	—	—	37,966
Gross margin	$77,222	$7,776	$3,857	$—	$88,855

Total assets	$40,467	$2,496	$3,850	$202,372	$249,185

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

•                  prepares such reports or statements as may be required by securities laws;

•                  assesses whether management has a review system in place that is reasonably designed to satisfy legal requirements with respect to the Company’s financial statements, reports and other financial information disseminated to governmental organizations and the public;

•                  reviews the types of issues reported to the Company Hotline, which is a reporting system used by employees to pose questions about, or report violations or suspected violations of the Company’s code of conduct and ethics, and periodically review with Company counsel reports made to the Company’s Hotline; and

•                  reviews the valuation of the Company in connection with the Parent’s determination of the exercise price of stock option awards.

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

Compensation Committee

Our compensation committee consists of Robert Juneja.  The compensation committee did not meet during 2007.  We intend to appoint at least one additional non-employee director to our compensation committee during 2008. The compensation committee, among other things:

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

The professional services agreement was amended and restated as of February 1, 2008, in order that BSMB may provide to us certain strategic services in exchange for a portion of the fees that would have been payable by us to BSMB as advisory fees under the professional services agreement that was made as of May 31, 2007, provided that the aggregate of the advisory and strategic services fees do not exceed the greater of $500,000 or 0.75% of our Adjusted EBITDA (as defined in the professional services agreement) for the immediately preceding fiscal year .

We were a party to a management agreement with J.W. Childs Associates, L.P. which provided that we pay to them an annual management fee of $360,000 for the ongoing provision of certain consulting and management advisory services. Prior to the Transaction, we paid $150,000 under the management agreement to them during 2007. The management agreement was terminated on May 31, 2007 as a result of the Transaction.

J.W. Childs Associates, L.P. is the general partner of and owns a 54.5% partnership interest in J.W. Childs Advisors, L.P. Our former directors Steven Segal and Edward Yun are limited partners of and own 14.0% and 1.5% partnership interests, respectively, in J.W. Childs Advisors, L.P. J.W. Childs Advisors, L.P. is the general partner of and owns a 0.2% partnership interest in J.W. Childs Equity Partners, L.P.

J.W. Childs Associates, L.P. is the general partner of and owns a 27.9% partnership interest in J.W. Childs Advisors III, L.P. Before the Transaction, J.W. Childs Associates, L.P. owned a 25.65% partnership interest in J.W. Childs Advisors III, L.P. Our former directors Steven Segal, Edward Yun, Michael Cannizzaro and Mark Tricolli are limited partners of and own 15.0%, 8.5%, 2.0% and 1.0% partnership interests, respectively, in J.W. Childs Advisors III, L.P. Steven Segal, Edward Yun and Michael Cannizzaro owned the same partnership interests in J.W. Childs Advisors III, L.P. except that Mark Tricolli owned a 1.75% partnership interest in J.W. Childs Advisors III, L.P. J.W. Childs Advisors III, L.P. is the general partner of and owns a 0.2% partnership interest in J.W. Childs Equity Partners III, L.P.

J.W. Childs Associates, L.P. is the managing member of JWC Fund III Co-invest, LLC. Our former directors Steven Segal, Edward Yun, Michael Cannizzaro and Mark Tricolli own 13.2%, 2.7%, 1.1% and 0.5% membership interests, respectively, in JWC Fund III Co-invest, LLC. J.W. Childs Associates, L.P. was the managing member of JWC UHS Co-invest LLC. Our former directors Steven Segal, Edward Yun and Michael Cannizzaro were members of and owed 15.2%, 1.4% and 5.9% membership interests respectively, in JWC UHS Co-invest LLC. Immediately following the Transaction, all members of JWC UHS Co-invest LLC had no interest therein. JWC UHS Co-invest LLC has been dissolved for 2007 tax purposes and will be dissolved for legal purposes.

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

Deloitte & Touche LLP

Minneapolis, Minnesota

March 10, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Universal Hospital Services, Inc.

In our opinion, the financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Universal Hospital Services, Inc. at December 31, 2006 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements for each of the two years in the period ended December 31, 2006.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for stock-based compensation effective January 1, 2006.

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

March 2, 2007

Universal Hospital Services, Inc.

Balance Sheets

	December 31,	December 31,
	2007	2006
(in thousands, except share and per share information)	(Successor)	(Predecessor)
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts of $1,500 at December 31, 2007 (Successor) and $1,350 at December 31,2006 (Predecessor)	$51,379	$42,976
Inventories	4,230	4,872
Deferred income taxes	5,636	4,772
Other current assets	2,426	3,121
Total current assets	63,671	55,741

Property and equipment, net:
Medical equipment, net	214,336	140,548
Property and office equipment, net	18,707	16,079
Total property and equipment, net	233,043	156,627

Other long-term assets:
Goodwill	282,913	37,062
Other intangibles, net	282,507	7,969
Other, primarily deferred financing costs, net	16,618	7,607
Total assets	$878,752	$265,006

Liabilities and Shareholders’ Equity (Deficiency)
Current liabilities:
Current portion of long-term debt	$3,120	$3,056
Book overdrafts	3,420	1,788
Accounts payable	16,518	13,678
Accrued compensation	13,527	10,241
Accrued interest	3,783	4,810
Other accrued expenses	7,645	4,311
Total current liabilities	48,013	37,884

Long-term debt, less current portion	494,215	307,135
Pension and other long-term liabilities	1,624	5,769
Interest rate swap	14,681	—
Payable to Parent	2,471	—
Deferred income taxes	94,053	7,199

Commitments and contingencies (Note 8)

Shareholders’ equity (deficiency):
Predecessor:
Common stock, $0.01 par value; 500,000,000 shares authorized, 123,463,600.21 shares issued and outstanding at December 31, 2006	—	1,235
Successor:
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at December 31, 2007	—	—
Additional paid-in capital	248,794	2,488
Accumulated deficit	(16,096)	(93,527)
Accumulated other comprehensive loss	(9,003)	(3,177)
Total shareholders’ equity (deficiency)	223,695	(92,981)
Total liabilities and shareholders’ equity (deficiency)	$878,752	$265,006

The accompanying notes are an integral part of these financial statements.

Universal Hospital Services, Inc.

Statements of Operations

	Seven	Five
	Months	Months
	Ended	Ended
	December 31,	May 31,	Year Ended December 31,
	2007	2007	2006	2005
(in thousands)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Revenue
Medical equipment outsourcing	$119,808	$84,855	$176,932	$167,687
Technical and professional services	26,437	14,800	30,445	29,654
Medical equipment sales and remarketing	10,209	7,867	17,698	18,563
Total revenues	156,454	107,522	225,075	215,904

Cost of Sales
Cost of medical equipment outsourcing	43,104	27,694	58,987	52,499
Cost of technical and professional services	19,855	10,124	21,068	21,878
Cost of medical equipment sales and remarketing	9,005	6,366	13,387	14,706
Medical equipment depreciation	34,458	18,512	37,430	37,966
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	106,422	62,696	130,872	127,049
Gross margin	50,032	44,826	94,203	88,855

Selling, general and administrative	48,647	28,692	61,940	58,455
Transaction and related costs	306	26,891	—	—
Operating income (loss)	1,079	(10,757)	32,263	30,400

Interest expense	26,322	13,829	31,599	31,127
Loss on extinguishment of debt	1,041	22,396	—	—
Income (loss) before income taxes	(26,284)	(46,982)	664	(727)

Provision (benefit) for income taxes	(10,188)	492	612	842
Net income (loss)	$(16,096)	$(47,474)	$52	$(1,569)

The accompanying notes are an integral part of these financial statements.

Universal Hospital Services, Inc.

Statements of Shareholders Equity (Deficiency) and Other Comprehensive Income (Loss)

					Accumulated	Total
		Additional			Other	Shareholders’
	Common	Paid-in	Accumulated	Deferred	Comprehensive	Equity
(in thousands, except share and per share information)	Stock	Capital	Deficit	Compensation	Income (Loss)	(Deficiency)
Predecessor:

Balances at December 31, 2004	$1,234	$760	$(92,010)	$(62)	$(2,980)	$(93,058)

Issuance of 7,492 shares of common stock	—	8	—	—	—	8
Deferred compensation	—	52	—	(32)	—	20
Comprehensive loss:
Net loss	—	—	(1,569)	—	—
Unrealized loss on minimum pension liability adjustment	—	—	—	—	(2,200)
Comprehensive loss						(3,769)

Balances at December 31, 2005	1,234	820	(93,579)	(94)	(5,180)	(96,799)

Issuance of 25,495 shares of common stock	1	28	—	—	—	29
Stock-based compensation	—	1,640	—	94	—	1,734
Comprehensive income:
Net income	—	—	52	—	—
Unrealized gain on minimum pension liability adjustment	—	—	—	—	2,003
Comprehensive income						2,055

Balances at December 31, 2006	1,235	2,488	(93,527)	—	(3,177)	(92,981)

Issuance of 16,664 shares of common stock	—	19	—	—	—	19
Stock-based compensation	—	7,957	—	—	—	7,957
Comprehensive loss:
Net loss	—	—	(47,474)	—	—
Comprehensive loss						(47,474)

Balances at May 31, 2007	$1,235	$10,464	$(141,001)	$—	$(3,177)	$(132,479)

Successor:

Equity contributions / issuance of common stock	$—	$248,794	$—	$—	$—	$248,794
Comprehensive loss:
Net loss	—	—	(16,096)	—	—
Unrealized loss on minimum pension liability adjustment, net of tax	—	—	—	—	(12)
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	(8,991)
Total Comprehensive loss						(25,099)

Balances at December 31, 2007	$—	$248,794	$(16,096)	$—	$(9,003)	$223,695

The accompanying notes are an integral part of these financial statements.

Universal Hospital Services, Inc.

Statements of Cash Flows

	Seven Months	Five Months
	Ended	Ended
	December 31,	May 31,	Year Ended December 31,
(in thousands)	2007 (Successor)	2007 (Predecessor)	2006 (Predecessor)	2005 (Predecessor)
Cash flows from operating activities:
Net income (loss)	$(16,096)	$(47,474)	$52	$(1,569)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	39,387	21,625	43,672	42,804
Amortization of intangibles and deferred financing costs	10,837	1,913	3,498	3,523
Non-cash write-off of deferred financing cost	290	6,305	—	—
Tender premium for purchase of 10.125% senior notes	751	16,090	—	—
Provision for doubtful accounts	854	194	1,126	927
Provision for inventory obsolescence	330	256	375	677
Non-cash charges related to step-up in carrying value of inventory	200	—	—	—
Non-cash stock-based compensation expense	2,471	7,957	1,734	20
Loss (gain) on sales and disposals of equipment	1,336	(745)	(1,280)	(659)
Deferred income taxes	(10,353)	392	372	567
Changes in operating assets and liabilities:
Accounts receivable	(5,904)	(3,481)	(2,126)	(1,999)
Inventories	405	(252)	(130)	(565)
Other operating assets	(15)	643	(746)	1,085
Accounts payable	(772)	590	(2,344)	(983)
Other accrued expenses	(28,216)	30,305	4,668	135
Net cash provided by (used in) operating activities	(4,495)	34,318	48,871	43,963
Cash flows from investing activities:
Medical equipment purchases	(34,695)	(34,040)	(50,783)	(38,096)
Property and office equipment purchases	(2,947)	(1,720)	(4,034)	(4,022)
Proceeds from disposition of property and equipment	1,841	2,290	3,106	2,602
Acquisition of Innovative Healthcare Solutions, Inc.	—	—	—	(1,115)
Acquisition of the ICMS division of Intellamed, Inc.	—	(14,590)	—	—
Acquisition of Universal Hospital Services, Inc. by Parent	(335,069)	—	—	—
Net cash used in investing activities	(370,870)	(48,060)	(51,711)	(40,631)
Cash flows from financing activities:
Proceeds under amended credit agreement	—	73,625	100,500	98,557
Payments under amended credit agreement	(74,550)	(42,075)	(95,606)	(97,741)
Proceeds under senior secured credit facility	59,223	—	—	—
Payments under senior secured credit facility	(39,748)	—	—	—
Payments of principal under capital lease obligations	(2,730)	(1,618)	(1,391)	(1,089)
Proceeds from issuance of bonds	460,000	—	—	—
Payment of deferred financing costs	(17,529)	—	—	(856)
Repayment of 10.125% senior notes	(250,055)	—	—	—
Tender premium for purchase of 10.125% senior notes	(751)	(16,090)	—	—
Cash equity contributions	239,754	—	—	—
Change in book overdrafts	1,751	(119)	(692)	(2,211)
Proceeds from issuance of common stock	—	19	29	8
Net cash provided by (used in) financing activities	375,365	13,742	2,840	(3,332)
Net change in cash and cash equivalents	—	—	—	—
Cash and cash equivalents at the beginning of period	—	—	—	—
Cash and cash equivalents at the end of period	$—	$—	$—	$—

Supplemental cash flow information:
Interest paid	$21,446	$17,599	$29,532	$29,355
Income taxes paid (received)	$(51)	$61	$302	$85
Non-cash activities:
Medical equipment purchases included in accounts payable	$8,952	$5,103	$7,407	$5,778
Deferred financing costs included in accounts payable	$69	$—	$—	$—
Equity contribution from management shareholders	$9,039	$—	$—	$—
Capital lease additions	$2,913	$2,142	$6,208	$3,450

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

Universal Hospital Services, Inc

Notes to Financial Statements

December 31, 2007 and 2006

Operating Leases

The Company leases all of its district, corporate and other operating locations under operating leases and recognizes rent expense on a straight-line basis over the lease terms. Rent holidays and rent escalation clauses, which provide for scheduled rent increases during the lease term, are taken into account in computing straight-line rent expense included in our Statements of Operations. The difference between the rent due under the stated periods of the leases compared to that of the straight-line basis is recorded as deferred rent within other long-term liabilities in the Balance Sheets. Landlord funded lease incentives, including tenant improvement allowances provided for our benefit, are recorded as leasehold improvement assets and as deferred rent in the Balance Sheets and are amortized to depreciation expense and as rent expense credits, respectively.

Income Taxes

The Company accounts for deferred income taxes utilizing SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statement and the tax bases of assets and liabilities, as measured at current enacted tax rates. When appropriate the Company evaluates the need for a valuation allowance to reduce deferred tax assets.

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

In connection with the purchase price allocation, we estimated the fair values of our long-lived and intangible assets, inventories and liabilities based upon assumptions related to the future cash flows, discount rates and asset lives utilizing currently available information. We have recorded purchase accounting adjustments to increase the carrying value of our property and equipment and inventory, to establish intangible assets for our customer relationships, supply agreement, trade names and trademarks, technology database, non-compete agreements, favorable lease commitments and to revalue our long-term benefit plan obligations, among other things. We revised the preliminary purchase accounting adjustments during the fourth quarter of 2007 as additional information became available that was primarily related to the tax impact of valuation analysis and the tax impact of the Transaction itself. Any further adjustments to this allocation will be completed within one year of the Transaction date in accordance with SFAS No. 141.  Purchase accounting adjustments, as reflected in our December 31, 2007 balance sheet, were as follows:

Universal Hospital Services, Inc

Notes to Financial Statements

December 31, 2007 and 2006

(in millions)
Cash Consideration:
Paid to shareholders and option holders		$333.9
Direct costs		1.2
		335.1
Non-Cash Consideration		9.0
Total Consideration		$344.1

Net assets acquired at historical cost		$(132.5)

Adjustments to state acquired assets at fair value:
Increase carrying value of inventories	$0.2
Increase carrying value of moveable medical equipment	59.7
Increase in carrying value of property and office equipment	2.3
Write-off of historical goodwill and other intangibles	(59.8)
Record intangible assets acquired:
Customer relationships	87.0
Supply agreement	26.0
Trade names and trademarks	170.0
Technology database	7.0
Non-compete agreements	1.8
Record favorable lease commitments	0.1
Write-off of historical deferred rent credits	2.4
Decrease in long-term pension liability	0.8
Increase in auto insurance liability	(0.1)
Tax impact of valuation adjustments	(103.7)
		193.7
Net assets acquired at fair value		61.2
Excess purchase price recorded as goodwill		$282.9

Our trade names and trademarks have indefinite lives and are not subject to amortization. Our trade names and trademarks and goodwill will be reviewed at least annually for impairment. Our goodwill is generally not deductible for income tax purposes.

A condensed balance sheet of the fair value of the acquired assets and liabilities as of May 31, 2007 follows:

Universal Hospital Services, Inc

Notes to Financial Statements

December 31, 2007 and 2006

(in millions)
Current assets	$90.7
Property and equipment	231.2
Goodwill	282.9
Other intangible assets	291.9
Other long-term assets	18.3
Current liabilities	(61.5)
Long-term debt	(489.4)
Other long-term liabilities	(115.3)
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

Property and Equipment

Our property and equipment at December 31, consists of the following:

Universal Hospital Services, Inc

Notes to Financial Statements

December 31, 2007 and 2006

(in thousands)	2007 (Successor)	2006 (Predecessor)
Medical Equipment	$249,439	$365,598
Less: Accumulated depreciation	(35,103)	(225,050)
Medical equipment, net	214,336	140,548
Land	—	120
Buildings and leasehold improvements	4,087	6,246
Office equipment and vehicles	19,312	28,282
	23,399	34,648
Less: Accumulated depreciation and amortization	(4,692)	(18,569)
Property and office equipment, net	18,707	16,079
Total property and equipment, net	$233,043	$156,627

Property and equipment financed under capital leases, net	$8,120	$7,336

Goodwill and Other Intangible Assets

Our other intangible assets and goodwill as of December 31, 2007, by reporting segment, consist of the following:

	Customer	Supply	Technology	Non-Compete	Favorable Lease	Trade Names
(in thousands)	Relationships	Agreement	Database	Agreements	Agreements	(indefinite lives)	Goodwill
Medical Equipment Outsourcing
Recorded in connection with the Acquisition	$78,000	$26,000	$—	$—	$—	$143,000	$207,907
Amortization	(6,500)	(1,167)	—	—	—	—	—
Balance at December 31, 2007	71,500	24,833	—	—	—	143,000	207,907

Technical and Professional Services
Recorded in connection with the Acquisition	9,000	—	—	—	—	27,000	56,260
Amortization	(404)	—	—	—	—	—	—
Balance at December 31, 2007	8,596	—	—	—	—	27,000	56,260

Sales and Remarketing
Recorded in connection with the Acquisition	—	—	—	—	—	—	18,746
Amortization	—	—	—	—	—	—	—
Balance at December 31, 2007	—	—	—	—	—	—	18,746

Corporate and Unallocated
Recorded in connection with the Acquisition	—	—	7,000	1,800	133	—	—
Amortization	—	—	(817)	(524)	(14)	—	—
Balance at December 31, 2007	$—	$—	$6,183	$1,276	$119	$—	$—

Total
Recorded in connection with the Acquisition	87,000	26,000	7,000	1,800	133	170,000	282,913
Amortization	(6,904)	(1,167)	(817)	(524)	(14)	—	—
Balance at December 31, 2007	$80,096	$24,833	$6,183	$1,276	$119	$170,000	$282,913

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

13.                   Income Taxes

The provision (benefit) for income taxes consists of the following:

	Seven Month	Five Months
	Ended	Ended
	December 31,	May 31,	Year Ended December 31,
	2007	2007	2006	2005
Current - State	$165	$100	$240	$275
Deferred	(10,353)	392	372	567
	$(10,188)	$492	$612	$842

Reconciliations between the Company’s effective income tax rate and the U.S. statutory rate follow:

	Seven Month	Five Months
	Ended	Ended
	December 31,	May 31,	Year Ended December 31,
	2007	2007	2006	2005
Statutory U.S. Federal income tax rate	(35.0)%	(34.0)%	34.0%	(34.0)%
State income taxes, net of U.S. Federal income tax	(4.8)	(5.5)	5.5	(5.5)
Valuation allowance	—	37.7	16.7	117.5
Permanent items	0.4	2.6	—	—
Minimum state taxes	0.6	0.2	36.0	37.8
Effective income tax rate	(38.8)%	1.0%	92.2%	115.8%

The components of the Company’s overall deferred tax assets and liabilities at December 31, 2007 and 2006, are as follows:

Universal Hospital Services, Inc

Notes to Financial Statements

December 31, 2007 and 2006

	December 31,	December 31,
(in thousands)	2007 (Successor)	2006 (Predeccessor)
Deferred tax assets
Accounts receivable	$597	$533
Accrued compensation and pension	4,736	3,807
Inventories	301	314
Other assets	2,356	804
Unrealized loss on cash flow hedge	5,690	—
Net operating loss carryforwards	49,670	29,293
Deferred tax assets	63,350	34,751
Valuation allowance	—	(9,945)
Net deferred tax asset	63,350	24,806
Deferred tax liabilities
Accelerated depreciation and amortization	(150,981)	(27,233)
Prepaid assets	(786)	—
Total deferred tax liabiliites	(151,767)	(27,233)
Net deferred tax liability	$(88,417)	$(2,427)

At December 31, 2007, the Company had available unused net operating loss carryforwards of approximately $124.8 million.  The net operating loss carryforwards will expire at various dates through 2026.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefit for the five months ended May 31, 2007 and for the seven months ended December 31, 2007 follows:

Universal Hospital Services, Inc

Notes to Financial Statements

December 31, 2007 and 2006

Unrecognized tax benefits balance at January 1, 2007	$—
Gross increases for tax positions in current periods	2,100
Unrecognized tax benefits balance at December 31, 2007	$2,100

All of the unrecognized tax benefits at December 31, 2007 would affect the remaining balance of goodwill attributable to the Transaction in accordance with EITF 93-7: Uncertainties Related to Income Taxes in a Purchase Business Combination if recognized.

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

Universal Hospital Services, Inc

Notes to Financial Statements

December 31, 2007 and 2006

	Seven Months	Five Months
	Ended	Ended
	December 31,	May 31,	Year Ended December 31,
(in thousands)	2007 (Successor)	2007 (Predecessor)	2006 (Predecessor)	2005 (Predecessor)
Medical Equipment Outsourcing
Net Sales	$119,808	$84,855	$176,932	$167,687
Gross margin	42,246	38,649	80,515	77,222
Assets	447,240		39,395	40,467
Amortization and Depreciation	7,667	450	1,072	1,069
Capital Expenditures	—	—	—	—
Technical and Professional Services
Net Sales	26,437	14,800	30,445	29,654
Gross margin	6,582	4,676	9,377	7,776
Assets	91,856		1,793	2,496
Amortization and Depreciation	404	745	703	703
Capital Expenditures	—	—	—	—
Medical Equipment Sales and Remarketing
Net Sales	10,209	7,867	17,698	18,563
Gross margin	1,204	1,501	4,311	3,857
Assets	18,746		3,843	3,850
Amortization and Depreciation	—	3	7	8
Capital Expenditures	—	—	—	—
Corporate and Unallocated
Net Sales	—	—	—	—
Gross margin	—	—	—	—
Assets	320,910		219,975	202,372
Amortization and Depreciation	40,742	21,625	45,388	44,547
Capital Expenditures	37,642	35,760	54,817	40,631
Total Company Assets, Amortization and Depreciation and Capital Expenditures
Assets	878,752		265,006	249,185
Amortization and Depreciation	48,813	22,823	47,170	46,327
Capital Expenditures	37,642	35,760	54,817	40,631

Total Gross Margin and Reconciliation to Income (Loss) Before Income Taxes
Total gross margin	$50,032	$44,826	$94,203	$88,855
Selling, general and administrative	48,647	28,692	61,940	58,455
Transaction and related costs	306	26,891	—	—
Interest expense	26,322	13,829	31,599	31,127
Loss on extinguishment of debt	1,041	22,396	—	—
Income (loss) before income tax	$(26,284)	$(46,982)	$664	$(727)

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