Form 10-Q
period 2008-03-31
UNIVERSAL HOSPITAL SERVICES INC
filed 2008-05-12
CIK 886171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 000-20086

UNIVERSAL HOSPITAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0760940
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes  ☐       No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Larger accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐       No  ☒

Number of shares of common stock outstanding as of May 1, 2008:  1,000.0

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements — Unaudited

Universal Hospital Services, Inc.

Balance Sheets

(in thousands, except share and per share information)

(unaudited)

	March 31,	December 31,
	2008	2007
	(Successor)	(Successor)
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts of $1,550 at March 31, 2008 and $1,500 at December 31, 2007	$58,193	$51,379
Inventories	4,711	4,230
Deferred income taxes	6,541	5,636
Other current assets	2,480	2,426
Total current assets	71,925	63,671

Property and equipment, net:
Medical equipment, net	224,991	214,336
Property and office equipment, net	17,857	18,707
Total property and equipment, net	242,848	233,043

Other long-term assets:
Goodwill	282,913	282,913
Other intangibles, net	278,468	282,507
Other, primarily deferred financing costs, net	16,003	16,618
Total assets	$892,157	$878,752

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$2,968	$3,120
Book overdrafts	3,203	3,420
Accounts payable	17,176	16,518
Accrued compensation	8,791	13,527
Accrued interest	14,136	3,783
Other accrued expenses	8,061	7,645
Total current liabilities	54,335	48,013

Long-term debt, less current portion	505,016	494,215
Pension and other long-term liabilities	1,705	1,624
Interest rate swap	22,676	14,681
Payable to Parent	3,084	2,471
Deferred income taxes	89,492	94,053

Commitments and contingencies (Note 6)

Shareholders’ equity
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Additional paid-in capital	248,794	248,794
Accumulated deficit	(19,282)	(16,096)
Accumulated other comprehensive loss	(13,663)	(9,003)
Total shareholders’ equity	215,849	223,695
Total liabilities and shareholders’ equity	$892,157	$878,752

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Statements of Operations

(in thousands)

(unaudited)

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2008	2007
	(Successor)	(Predecessor)
Revenue
Medical equipment outsourcing	$59,327	$50,989
Technical and professional services	11,876	8,052
Medical equipment sales and remarketing	4,241	4,508
Total revenues	75,444	63,549

Cost of Sales
Cost of medical equipment outsourcing	19,916	16,522
Cost of technical and professional services	8,511	5,323
Cost of medical equipment sales and remarketing	3,444	3,688
Medical equipment depreciation	15,178	10,262
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	47,049	35,795
Gross margin	28,395	27,754

Selling, general and administrative	21,957	15,782
Transaction and related costs	—	512
Operating income	6,438	11,460

Interest expense	11,620	8,082
Income (loss) before income taxes	(5,182)	3,378

Provision (benefit) for income taxes	(1,996)	188
Net income (loss)	$(3,186)	$3,190

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Statements of Cash Flows

(in thousands)

(unaudited)

	Three	Three
	Months	Months
	Ended	Ended
(in thousands)	March 31,	March 31,
	2008	2007
	(Successor)	(Predecessor)
Cash flows from operating activities:
Net income (loss)	$(3,186)	$3,190
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	17,214	12,060
Amortization of intangibles and deferred financing costs	4,642	860
Provision for doubtful accounts	167	157
Provision for inventory obsolescence	112	163
Non-cash stock-based compensation expense	612	426
Loss (gain) on sales and disposals of equipment	184	(127)
Deferred income taxes	(2,131)	129
Changes in operating assets and liabilities:
Accounts receivable	(6,969)	(4,002)
Inventories	(593)	(766)
Other operating assets	(52)	281
Accounts payable	2,784	1,169
Other accrued expenses	6,114	5,746
Net cash provided by operating activities	18,898	19,286
Cash flows from investing activities:
Medical equipment purchases	(28,844)	(20,489)
Property and office equipment purchases	(1,057)	(1,003)
Proceeds from disposition of property and equipment	870	430
Other	—	(1,000)
Net cash used in investing activities	(29,031)	(22,062)
Cash flows from financing activities:
Proceeds under amended credit agreement	—	25,900
Payments under amended credit agreement	—	(22,650)
Proceeds under senior secured credit facility	30,050	—
Payments under senior secured credit facility	(18,725)	—
Payments of principal under capital lease obligations	(915)	(809)
Payment of deferred financing costs	(61)	—
Change in book overdrafts	(216)	330
Proceeds from issuance of common stock	—	5
Net cash provided by financing activities	10,133	2,776
Net change in cash and cash equivalents	—	—
Cash and cash equivalents at the beginning of period	—	—
Cash and cash equivalents at the end of period	$—	$—

Supplemental cash flow information:
Interest paid	$661	$1,097
Income taxes paid (received)	$23	$26
Non-cash activities:
Medical equipment purchases included in accounts payable	$6,886	$9,832
Deferred financing costs included in accounts payable	$8	$—
Capital lease additions	$239	$461

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

NOTES TO UNAUDITED QUARTERLY FINANCIAL STATEMENTS

1.                                      Basis of Presentation

On May 31, 2007, UHS Holdco, Inc. (“Parent”) acquired all of the outstanding capital stock of Universal Hospital Services, Inc. (the “Company”, “we”, “our” or “us”) for approximately $712.0 million in cash less debt, tender premium and accrued interest and capitalized leases per the terms of the Agreement and Plan of Merger, dated as of April 15, 2007, by and among the Company, Parent and Parent’s wholly owned Subsidiary, Merger Sub, and related documents, which we collectively refer to as the “Transaction” or the “Acquisition.”

Although the Company continued as the surviving legal entity after the Acquisition, the accompanying information presents our results preceding the Acquisition (“predecessor”) and the periods following the Acquisition (“successor”).  All references to the quarter ended March 31, 2008 refer to our successor results.  All references to the quarter ended March 31, 2007 refer to our predecessor results.

The interim financial statements included in this Quarterly Report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations.  These condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2007 Annual Report on Form 10-K/A, Amendment No. 1 (the “2007 Form 10-K/A”) filed with the Securities and Exchange Commission (the “SEC”).

The interim financial statements presented herein as of March 31, 2008, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  These adjustments are all of a normal, recurring nature.  The results of operations for any interim period are not necessarily indicative of results for the full year.

The December 31, 2007 balance sheet amounts were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.

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

A description of our critical accounting policies is included in our 2007 Form 10-K/A.

Certain prior period amounts have been reclassified to conform to current period presentation.  We previously included transaction and related costs as a component of selling, general and administrative expense.  The reclassifications had no impact on gross margin, operating income , income before income taxes or net income as previously reported.

2.                                      Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive loss.  Other comprehensive loss includes unrealized gains and losses from derivatives designated as cash flow hedges.  Other comprehensive loss is displayed separately on the balance sheets.  A reconciliation of net income (loss) to comprehensive income (loss) is provided below:

(in thousands)	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2008	2007
	(Successor)	(Predecessor)
Net income (loss)	$(3,186)	$3,190
Unrealized loss on cash flow hedge	(4,660)	—
Comprehensive income (loss)	$(7,846)	$3,190

3.                                      Recent Accounting Pronouncements

Standards Adopted

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  This election is irrevocable.  We adopted the provisions of SFAS No. 159 on January 1, 2008.  We did not elect the fair value option for any assets or liabilities.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes a consistent framework for measuring fair value and expands disclosures on fair value measurements. SFAS No. 157 was effective for the Company starting in fiscal 2008 with respect to financial assets and liabilities. The impact of the initial adoption of SFAS No. 157 in 2008 had no impact on our financial statements.

Pursuant to the provisions of SFAS No. 157, the Company uses significant other observable inputs to value the derivative instrument used to hedge interest rate volatility. The fair market value, which is included as an interest rate swap liability on our balance sheets, follows:

(in thousands)	March 31,	December 31,
	2008	2007
	(Successor)	(Successor)
Loss on swap contract	$22,676	$14,681

With respect to non-financial assets and liabilities, SFAS No. 157 is effective for the Company starting in fiscal 2009. We have not determined the impact, if any, the adoption of this statement as it pertains to non-financial assets and liabilities will have on our financial statements.

Standards Issued Not Yet Adopted

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. This statement expands disclosures but does not change accounting for derivative instruments and hedging activities.  Pursuant to the transition provisions of the Statement, the company will adopt SFAS No. 161 in fiscal year 2009 and will present the required disclosures in the prescribed format on a prospective basis. This Statement will not impact the financial statements as it is disclosure-only in nature.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s fiscal year that begins on or after Dec. 15, 2008. Beginning January 1, 2009, we will apply the provisions of SFAS No. 141(R) to our accounting for applicable business combinations.

4.                                      Stock-Based Compensation

Successor

During the three months ended March 31, 2008, activity under Parent’s 2007 Stock Option Plan was as follows:

(in thousands except exercise price and years)	Number of Options	Weighted average exercise price
Outstanding at December 31, 2007	36,490	$1.00
Granted	—
Exercised	—
Forfeited or expired	(332)	$1.00

Outstanding at March 31, 2008	36,158	$1.00

Exercisable at March 31, 2008	5,862	$1.00

Remaining authorized options available for issue	7,747

Although Parent grants stock options, the Company recognizes compensation expense related to these options since the services are performed for its benefit.  For the three months ended March 31, 2008 we recognized non-cash stock compensation expense of $0.6 million which is primarily included in selling, general and administrative expenses.  At March 31, 2008, unearned non-cash stock-based compensation that we expect to recognize as expense over the next 4.8 years totals approximately $11.0 million, net of our estimated forfeitures of 3.00%.

Predecessor

During the quarter ended March 31, 2007, we recognized non-cash stock compensation expense related to our 2003 Stock Option Plan of $0.4 million, which is primarily included in selling, general and administrative expense.

5.                                      Long-Term Debt

Long-term debt consists of the following:

	March 31,	December 31,
(in thousands)	2008	2007
	(Successor)	(Successor)
PIK Toggle Notes	$230,000	$230,000
Floating Rate Notes	230,000	230,000
Senior secured credit facility	30,800	19,475
10.125% Senior Notes	9,945	9,945
Capital lease obligations	7,239	7,915
	507,984	497,335
Less: Current portion of long-term debt	(2,968)	(3,120)
Total long-term debt	$505,016	$494,215

PIK Toggle Notes.  On May 31, 2007, Merger Sub issued $230.0 million aggregate original principal amount of 8.50% / 9.25% PIK Toggle Notes under the Second Lien Senior Indenture dated as of May 31, 2007, between us and Wells Fargo Bank, National Association, as trustee (“Second Lien Senior

Indenture”).  At the closing of the Transaction, as the surviving corporation in the Acquisition, we assumed all the obligations of Merger Sub under the Second Lien Senior Indenture.

For any interest payment period through June 1, 2011, the Company may, at its option, elect to pay interest on the PIK Toggle Notes entirely in cash (“Cash Interest”), entirely by increasing the principal amount of the outstanding PIK Toggle Notes, by issuing additional PIK Toggle Notes (“PIK Interest”) or 50% Cash Interest and 50% PIK Interest.  Cash Interest on the PIK Toggle Notes accrues at the rate of 8.50% per annum.  PIK Interest on the PIK Toggle Notes accrues at the rate of 9.25% per annum.  After June 1, 2011, the Company is required to make all interest payments on the PIK Toggle Notes entirely as Cash Interest.  All PIK Toggle Notes mature on June 1, 2015.  Interest on the PIK Toggle Notes is payable semiannually in arrears on each June 1 and December 1, commencing on December 1, 2007.  As of March 31, 2008, we intend to make future payments in the form of Cash Interest.

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

Floating Rate Notes.  On May 31, 2007, Merger Sub issued $230.0 million aggregate original principal amount of Floating Rate Notes under the Second Lien Senior Indenture.  Interest on the Floating Rate Notes is reset for each semi-annual interest period and is calculated at the current LIBOR rate plus 3.375%.  At March 31, 2008, our LIBOR-based rate was 8.288%, which includes the credit spread noted above.  Interest on the Floating Rate Notes is payable semiannually, in arrears, on each June 1 and December 1.  At the closing of the Transaction, as the surviving corporation in the Acquisition, we assumed all the obligations of Merger Sub under the Second Lien Senior Indenture.  The Floating Rate Notes mature on June 1, 2015.

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

The interest rate swap agreement qualifies for cash flow hedge accounting under SFAS 133, Accounting for Derivative Instruments and Hedging Activities.  Both at inception and on an on-going basis we must perform an effectiveness test.  In accordance with SFAS 133, the fair value of the swap agreement at March 31, 2008 is included as an interest rate swap liability on our balance sheet of $22.7 million.  The change in fair value was recorded as a component of accumulated other comprehensive loss, net of tax, on our balance sheet since the instrument was determined to be an effective hedge at March 31, 2008.  We do not expect any amounts to be reclassified into current earnings in the future due to ineffectiveness.

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

Senior Secured Credit Facility.  In connection with the Transaction, the Company and Parent entered into a new first lien senior secured asset-based revolving credit facility providing for loans in an amount of up to $135.0 million pursuant to a credit agreement, dated as of May 31, 2007, with a group of financial institutions (the “senior secured credit facility”).  The senior secured credit facility is available for working capital and general corporate purposes, including permitted investments, capital expenditures and debt repayments, on a fully revolving basis, subject to the terms and conditions set forth in the credit documents in the form of revolving loans, swing line loans and letters of credit.

The senior secured credit facility provides financing of up to $135.0 million, subject to a borrowing base calculated on the basis of certain of our eligible accounts receivable, inventory and equipment.  As of March 31, 2008, we had $101.9 million of availability under the senior secured credit facility based on a borrowing base of $135.0 million, less borrowings of $30.8 million, and after giving effect to $2.3 million used for letters of credit.

The senior secured credit facility matures on May 31, 2013.  Our obligations under the senior secured credit facility are secured by a first priority security interest in substantially all of our assets, excluding a pledge of our and Parent’s capital stock, any joint ventures and certain other exceptions.  Our obligations under the senior secured credit facility are unconditionally guaranteed by Parent.

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

At March 31, 2008, our prime-based rate was 6.000% and our LIBOR-based rate was 4.869%, each of which include the credit spreads noted above.

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

•                  change our line of business; and

•                  enter into hedging transactions.

The senior secured credit facility also contains a financial covenant that is calculated if the available borrowing capacity is less than $15.0 million for a certain period.  Such covenant consists of a minimum ratio of trailing four-quarter Earnings Before Interest, Tax, Depreciation and Amortization (“EBITDA”) to cash interest expense, as defined in the credit agreement dated May 31, 2007.

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

•                  requirements to file reports with the SEC;

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

6.                                      Commitments and Contingencies

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

7.                                      Related Party Transaction

In the ordinary course of business, we entered into an operating lease for our Minneapolis, Minnesota district office with Ryan Companies US, Inc. (“Ryan”), which began on May 1, 2007.  On November 29, 2007 we added a new member to our board of directors who is also a director of Ryan.  During the first quarter of 2008 we made rent payments to a Ryan affiliate totaling $78,000.

8.                                      Segment Information

Our reporting segments consist of Medical Equipment Outsourcing, Technical and Professional Services, and Medical Equipment Sales and Remarketing. Certain operating information for our segments as well as a reconciliation of total Company gross margin to income (loss) before income tax was as follows:

Medical Equipment Outsourcing
(in thousands)

	Three Months Ended March 31,	Three Months Ended March 31,
	2008	2007
	(Successor)	(Predecessor)
Revenues	$59,327	$50,989
Cost of revenue	19,916	16,522
Medical equipment depreciation	15,178	10,262
Gross margin	$24,233	$24,205

Technical and Professional Services
(in thousands)

	Three Months Ended March 31,	Three Months Ended March 31,
	2008	2007
	(Successor)	(Predecessor)
Revenues	$11,876	$8,052
Cost of revenue	8,511	5,323
Gross margin	$3,365	$2,729

Medical Equipment Sales and Remarketing
(in thousands)

	Three Months Ended March 31,	Three Months Ended March 31,
	2008	2007
	(Successor)	(Predecessor)
Revenues	$4,241	$4,508
Cost of revenue	3,444	3,688
Gross margin	$797	$820

Total Gross Margin and Reconciliation to
Income (Loss) Before Income Taxes
(in thousands)

	Three Months Ended March 31,	Three Months Ended March 31,
	2008	2007
	(Successor)	(Predecessor)
Total gross margin	$28,395	$27,754
Selling, general and administrative	21,957	15,782
Transaction and related costs	—	512
Interest expense	11,620	8,082
Income (loss) before income tax	$(5,182)	$3,378

9.                                      Pension Plan

The components of net periodic pension costs are as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
	2008	2007
(in thousands)	(Successor)	(Predecessor)
Interest cost	$260	$253
Expected return on plan assets	(308)	(271)
Recognized net actuarial loss	—	44
Service cost	—	—
Net Periodic cost (benefit)	$(48)	$26

Future benefit accruals for all participants were frozen as of December 31, 2002.

10.                               Income Taxes

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

BUSINESS OVERVIEW

Our Company

Universal Hospital Services, Inc. (“we”, “our”, the “Company”, or “UHS”) is the leading nationwide provider of medical equipment outsourcing and lifecycle services to the United States health care industry. Our customers include national, regional and local acute care hospitals, alternate site providers (such as nursing homes and home care providers) and medical equipment manufacturers.  Our diverse medical equipment outsourcing customer base includes more than 3,925 acute care hospitals and approximately 3,650 alternate site providers.  We also have relationships with more than 200 medical equipment manufacturers and many of the nation’s largest group purchasing organizations (“GPOs”) and integrated delivery networks (“IDNs”).  All of our services leverage our nationwide network of offices and our more than 65 years of experience managing and servicing all aspects of medical equipment.  Our fees are paid directly by our customers rather than from direct reimbursement from third-party payors, such as private insurers or Medicare and Medicaid.  We commenced operations in 1939, originally incorporated in Minnesota in 1954 and reincorporated in Delaware in 2001.

On May 31, 2007, UHS Holdco, Inc. (“Parent”) acquired all of the outstanding capital stock of the Company for approximately $712.0 million in cash less debt, tender premium and accrued interest and capitalized leases per the terms of the Agreement and Plan of Merger, dated as of April 15, 2007, by and among the Company, Parent and Parent’s wholly owned subsidiary, Merger Sub, and related documents, which we collectively refer to as the “Transaction” or the “Acquisition.”

Although the Company continued as the surviving legal entity after the Acquisition, the accompanying information presents our results preceding the Acquisition (“predecessor”) and the periods following the Acquisition (“successor”).  All references to the three months ended March 31, 2008 refer to our successor results.  All references to the three months ended March 31, 2007 refer to our predecessor results.

As the nation’s leading medical equipment lifecycle services company, we design and offer comprehensive solutions for our customers that reduce capital and operating expenses and increase equipment and staff productivity and support improved patient safety and outcomes.

Our reporting segments consist of Medical Equipment Outsourcing, Technical and Professional Services and Medical Equipment Sales and Remarketing.  We evaluate the performance of our reporting segments based on gross margin and gross margin before purchase accounting adjustments. The accounting policies of the individual operating segments are the same as those of the entire Company.

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

Medical Equipment Outsourcing Segment - Manage & Utilize

Our flagship business is our Medical Equipment Outsourcing segment, which accounted for $59.3 million, or approximately 78.6% of our revenues for the three months ended March 31, 2008 and $51.0 million, or approximately 80.2% of our revenues for the three months ended March 31, 2007.  As of March 31, 2008, we owned and managed approximately 222,000 pieces of medical equipment, primarily in the categories of respiratory therapy, newborn care, critical care, patient monitors, and specialty beds and pressure area management.  Historically, we have purchased and owned directly the equipment used in our medical equipment outsourcing programs.  In the last year, the Company entered into revenue sharing agreements with key manufacturers of equipment where the manufacturers retain ownership of the equipment, but UHS takes possession and manages the rental of the equipment to customers.  The Company may enter into more of such arrangements in the future.  Such arrangements are less capital intensive for the Company.

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

Technical and Professional Services Segment - Plan & Acquire; Maintain & Repair

Our Technical and Professional Services segment accounted for $11.9 million, or approximately 15.8%, of our revenues for the three months ended March 31, 2008 and $8.1 million, or approximately 12.7% of our revenues, for the three months ended March 31, 2007.  We leverage our more than 65 years of experience and our extensive equipment database in repairing and maintaining medical equipment.  We offer a broad range of inspection, preventative maintenance, repair, logistic and consulting services through our team of over 350 technicians and professionals located in our nationwide network of district offices and service centers.  Our technical and professional service offerings are less capital intensive than our Medical Equipment Outsourcing segment, and provide a complementary alternative for customers that wish to own their medical equipment, but lack the expertise, funding or scale to perform maintenance, repair and analytical functions.  As part of our strategy to grow our Technical and Professional Services segment, we acquired the assets of the ICMS division of Intellamed on April 1, 2007.

Medical Equipment Sales and Remarketing Segment - Redeploy & Remarket

Our Medical Equipment Sales and Remarketing segment accounted for $4.2 million, or approximately 5.6%, of our revenues for the three months ended March 31, 2008 and $4.5 million, or approximately 7.1%, of our revenues for the three months ended March 31, 2007.  This segment includes three business activities:

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

RESULTS OF OPERATIONS

The following discussion addresses:

•                  our financial condition as of March 31, 2008;

•                  the results of operations for the three months ended March 31, 2008 and three months ended March 31, 2007; and

•                  the cash flows for the three months ended March 31, 2008 and three months ended March 31, 2007.

This discussion should be read in conjunction with the financial statements included elsewhere in this Quarterly Report on Form 10-Q and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in our 2007 Annual Report on Form 10-K/A, Amendment No. 1 (the “2007 Form 10-K/A”) filed with the Securities and Exchange Commission.

In connection with the Transaction, the Company incurred significant indebtedness and is highly leveraged.  In addition, the purchase price paid in connection with the Acquisition has been allocated to state the acquired assets and liabilities at fair value.  The purchase accounting adjustments increased the carrying value of our property and equipment and inventory, established intangible assets for our customer relationships, supply agreement, trade names and trademarks, technology database and non-compete agreements and revalued our long-term benefit plan obligations, among other things.  Subsequent to the Transaction, interest expense, non-cash depreciation and amortization charges have significantly increased.  As a result, our successor financial statements are not comparable to our predecessor financial statements.

The following tables provide a summary of selected financial data as a percentage of total revenues for the three months periods ended March 31, 2008 and March 31, 2007, respectively:

	Percent of Total Revenues
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2008	2007
	(Successor)	(Predecessor)
Revenue
Medical equipment outsourcing	78.6%	80.2%
Technical and professional services	15.8	12.7
Medical equipment sales and remarketing	5.6	7.1
Total revenues	100.0%	100.0%

Cost of Revenue
Cost of medical equipment outsourcing	26.4	26.0
Cost of technical and professional services	11.3	8.4
Cost of medical equipment sales and remarketing	4.6	5.8
Movable medical equipment depreciation	20.1	16.1
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	62.4	56.3
Gross margin	37.6	43.7

Selling, general and administrative	29.1	24.8
Transaction and related costs	—	0.8
Operating income	8.5	18.1

Interest expense	15.4	12.7
Income (Loss) before income taxes	(6.9)	5.4

Provision (benefit) for income taxes	(2.6)	0.3
Net income (loss)	(4.3)%	5.1%

Results of Operations for the Three Months Ended March 31, 2008 (successor) compared to the Three Months Ended March 31, 2007 (predecessor)

Medical Equipment Outsourcing Segment — Manage & Utilize
(in thousands)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2008	2007
	(Successor)	(Predecessor)
Total revenue	$59,327	$50,989
Cost of revenue	19,916	16,522
Medical equipment depreciation	15,178	10,262
Gross margin	$24,233	$24,205

Gross margin %	40.8%	47.5%

Gross margin	$24,233	$24,205
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of medical equipment	3,890	—
Gross margin, before purchase accounting adjustments	$28,123	$24,205

Gross margin %, before purchase accounting adjustments	47.4%	47.5%

Total revenue in the Medical Equipment Outsourcing was $59.3 and $51.0 million for the quarters ended March 31, 2008 and 2007, respectively.  During the quarter ended March 31, 2008, we were successful in adding approximately 125 outsourcing customers through organic and competitive takeaway in our acute care and AMPP customer base and also generated incremental business from new and existing technology in our fleet.

Total cost of revenue in the segment was $19.9 and $16.5 million for the quarters ended March 31, 2008 and 2007, respectively.  Cost of revenue in this segment relates primarily to employee related expenses, equipment repair and maintenance charges related to our medical equipment fleet, occupancy and freight charges.  Cost of revenue for the quarter ended March 31, 2008 includes $0.2 million of charges relating to loss on disposal of equipment which was revalued in conjunction with the Transaction.  During the quarter ended March 31, 2008, we experienced robust rental demand from new and existing customers and incurred additional repair and maintenance and other expenses associated with increased rental activity.

Medical equipment depreciation was $15.2 and $10.3 million for the quarters ended March 31, 2008 and 2007, respectively.  During the quarter ended March 31, 2008, we experienced increased medical equipment purchases to meet customer demand.  Medical equipment depreciation for the quarter ended March 31, 2008 includes $3.6 million of charges relating to purchase accounting adjustments.

Gross margin percentage for the Medical Equipment Outsourcing segment was 40.8% and 47.5% for the quarters ended March 31, 2008 and 2007, respectively.  Gross margin percentage for the quarter ended

March 31, 2008 was negatively impacted by purchase accounting adjustments relating primarily to our medical equipment fleet.

Gross margin percentage, before purchase accounting adjustments was 47.4% and 47.5% for the quarters ended March 31, 2008 and 2007, respectively.

Technical and Professional Services Segment — Plan & Acquire; Maintain & Repair
(in thousands)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2008	2007
	(Successor)	(Predecessor)
Total revenue	$11,876	$8,052
Cost of revenue	8,511	5,323
Gross margin	$3,365	$2,729

Gross margin %	28.3%	33.9%

Gross margin	$3,365	$2,729
Purchase accounting adjustments, primarily non-cash charges related to favorable lease commitments	7	—
Gross margin, before purchase accounting adjustments	$3,372	$2,729

Gross margin %, before purchase accounting adjustments	28.4%	33.9%

Total revenue in the Technical and Professional Services segment was $11.9 and $8.1 million for the quarters ended March 31, 2008 and 2007, respectively.  Revenue for the quarter ended March 31, 2008 benefited from our acquisition of the assets of the ICMS division of Intellamed on April 1, 2007, partially offset by continued sales force attention on converting new customers in our Medical Equipment Outsourcing segment as well as selected contract terminations.

Total cost of revenue in the segment was $8.5 and $5.3 million for the quarters ended March 31, 2008 and 2007, respectively.  Cost of revenue consists primarily of employee related expenses, vendor expenses and occupancy charges.  Cost of revenue for the quarter ended March 31, 2008 includes additional employee related and vendor expenses related to our acquisition of the assets of the ICMS division of Intellamed on April 1, 2007.

Gross margin percentage for the Technical and Professional Services segment was 28.3% and 33.9% for the quarters ended March 31, 2008 and 2007, respectively.  The decline for the quarter ended March 31, 2008 is primarily attributable to lower gross margin percentage results from the acquisition of the assets of the ICMS division of Intellamed.

Medical Equipment Sales and Remarketing Segment — Redeploy & Remarket
(in thousands)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2008	2007
	(Successor)	(Predecessor)
Total revenue	$4,241	$4,508
Cost of revenue	3,444	3,688
Gross margin	$797	$820

Gross margin %	18.8%	18.2%

Gross margin	$797	$820
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of medical equipment	292	—
Gross margin, before purchase accounting adjustments	$1,089	$820

Gross margin %, before purchase accounting adjustments	25.7%	18.2%

Total revenue in the Medical Equipment Sales and Remarketing segment was $4.2 and $4.5 million for the quarters ended March 31, 2008 and 2007, respectively.  Robust rental demand diverted equipment for sale to our Medical Equipment Outsourcing segment during the quarter ended March 31, 2008.

Total cost of revenue in the segment was $3.4 and $3.7 million for the quarters ended March 31, 2008 and 2007, respectively.  Cost of revenue in this segment consists primarily of cost of inventory and equipment sold and occupancy charges.  During the quarter ended March 31, 2008, purchase accounting adjustments of $0.3 million, primarily related to the increased cost of sales resulting from the increased carrying value of medical equipment, impacted cost of revenue.

Gross margin percentage for the Medical Equipment Sales and Remarketing segment was 18.8% and 18.2% for the quarters ended March 31, 2008 and 2007, respectively.  The impact of purchase accounting adjustments impacted gross margin percentage for the quarter ended March 31, 2008.  Margins during the quarter ended March 31, 2007 were negatively impacted by larger individual sales with lower margins.

Gross margin percentage, before purchase accounting adjustments, for the Medical Equipment Sales and Remarketing segment was 25.7% and 18.2% for the quarters ended March 31, 2008 and 2007, respectively.  Margins and activity in this segment will fluctuate based on the transactional nature of the business.

Selling, General and Administrative, Transaction and Related Costs and Interest Expense

(in thousands)
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2008	2007
	(Successor)	(Predecessor)
Selling, general and administrative	$21,957	$15,782
Transaction and related costs	—	512
Interest expense	11,620	8,082

Selling, General and Administrative

Selling, general and administrative expenses were $22.0 and $15.8 million for the quarters ended March 31, 2008 and 2007, respectively.  Selling, general and administrative expenses consist primarily of employee-related expenses, professional fees, occupancy charges, bad debt expense and depreciation and amortization.  Expenses during the quarter ended March 31, 2008 include $4.0 million of charges related to the amortization of our intangible assets which were recorded at fair value in connection with the Transaction and non-cash stock-based compensation expense related to the 2007 Stock Option Plan of Parent of $0.6 million.  Expenses during the quarter ended March 31, 2007 include $0.4 million of expense related to our 2003 Stock Option Plan.  Selling, general and administrative expenses as a percentage of total revenue were 29.1% and 24.8% for the quarters ended March 31, 2008 and 2007, respectively.

Transaction and Related Costs

We incurred $0.5 million of expenses in connection with the Transaction during the quarter ended March 31, 2007.

Interest Expense

Interest expense was $11.6 and $8.1 million for the quarters ended March 31, 2008 and 2007, respectively.  Interest expense during the quarter ended March 31, 2008 includes interest charges related to the increased debt issued in connection with the Transaction, partially offset by lower average interest rates.

Income Taxes

Provision (benefit) for income taxes was $(2.0) and $0.2 million for the quarters ended March 31, 2008 and 2007, respectively.  The Company moved from a net deferred tax asset position prior to the Transaction, where tax expense related primarily to minimum state taxes due to valuation allowances established for net operating losses not recognized, to a net deferred tax liability position after the Transaction.  Management believes the valuation allowance is no longer necessary as we determined that it was more likely than not that the benefits of these deferred tax assets will be realized.

Net Income (Loss)

Net income (loss) was $(3.2) and $3.2 million for the quarters ended March 31, 2008 and 2007, respectively.  Net loss for the quarter ended March 31, 2008 was impacted by Transaction-related purchase accounting adjustments and interest associated with our debt, partially offset by robust revenues in our Medical Equipment Outsourcing Segment and income tax benefit.

EBITDA

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was $27.7 and $24.0 million for the quarters ended March 31, 2008 and 2007, respectively.  EBITDA for the quarter ended March 31, 2008 was negatively impacted by purchase accounting adjustments related to the Transaction and benefited from robust customer demand in our Medical Equipment Outsourcing segment.

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

(in thousands)	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2008	2007
	(Successor)	(Predecessor)
Net cash provided by operating activities	$18,898	$19,286
Changes in operating assets and liabilities	(1,284)	(2,428)
Other non-cash expenses	454	(1,175)
Provision (benefit) for income taxes	(1,996)	188
Interest expense	11,620	8,082
EBITDA	$27,692	$23,953

Supplemental Information:

(dollars in thousands)

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2008	2007
	(Successor)	(Predecessor)
EBITDA	$27,692	$23,953

Other Financial Data:
Net cash provided by operating activities	$18,898	$19,286
Net cash used in investing activities	(29,031)	(22,062)
Net cash provided by financing activities	$10,133	$2,776

Other Operating Data (as of end of period):
Medical equipment (approximate number of owned outsourcing units)	204,000	182,000
District Offices	80	79
Number of outsourcing hospital customers	3,925	3,750
Number of total outsourcing customers	7,575	7,100

SEASONALITY

Quarterly operating results are typically affected by seasonal factors.  Historically, our first and fourth quarters are the strongest, reflecting increased customer utilization during the fall and winter months.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are expected to be cash flows from operating activities and borrowings under our first lien senior secured asset based revolving credit facility providing for loans in an amount of up to $135.0 million, pursuant to a credit agreement dated as of May 31, 2007 with a group of financial institutions (“senior secured credit facility”).  Our senior secured credit facility matures in May 2013.  It is anticipated that our principal uses of liquidity will be to fund capital expenditures related to purchases of medical equipment, provide working capital, meet debt service requirements and finance our strategic plans.

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

Net cash provided by operating activities was $18.9 and $19.3 million for the quarters ended March 31, 2008 and 2007, respectively.

Net cash used in investing activities was $29.0 and $22.1 million for the quarters ended March 31, 2008 and 2007, respectively.  Net cash used in investing activities was impacted during the first quarter of 2008 by heightened capital expenditures for medical equipment related to robust demand in our Medical Equipment Outsourcing segment.

Net cash provided by financing activities was $10.1 and $2.8 million for the quarters ended March 31, 2008 and 2007, respectively.  During the quarter ended March 31, 2008, net cash provided by financing activities were impacted by net borrowings under our senior secured credit facility.

Based on the level of operating performance expected in 2008, we believe our cash from operations, together with additional borrowings under our senior secured credit facility, will meet our liquidity needs for the foreseeable future, exclusive of any borrowings that we may make to finance potential acquisitions.  However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could be adversely affected.  As of March 31, 2008, we had $101.9 million of availability under our senior secured credit facility based on a borrowing base of $135.0 million less borrowings of $30.8 million and after giving effect to $2.3 million used for letters of credit.

Our levels of borrowing are further restricted by the financial covenants set forth in our senior secured credit facility agreement and the second lien senior indenture governing our PIK Toggle Notes and Floating Rate Notes.  As of March 31, 2008, the Company was in compliance with all covenants under the senior secured credit facility.

RECENT ACCOUNTING PRONOUNCEMENTS

Standards Adopted

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  This election is irrevocable.  We adopted the provisions of SFAS No. 159 on January 1, 2008.  We did not elect the fair value option for any assets or liabilities.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes a consistent framework for measuring fair value and expands disclosures on fair value measurements. SFAS No. 157 was effective for the Company starting in fiscal 2008 with respect to financial assets and liabilities. The impact of the initial adoption of SFAS No. 157 in 2008 had no impact on our financial statements.

Pursuant to the provisions of SFAS No. 157, the Company uses significant other observable inputs to value the derivative instrument used to hedge interest rate volatility. The fair market value, which is included as an interest rate swap liability on our balance sheets, follows:

(in thousands)	March 31,	December 31,
	2008	2007
	(Successor)	(Successor)
Loss on swap contract	$22,676	$14,681

With respect to non-financial assets and liabilities, SFAS No. 157 is effective for the Company starting in fiscal 2009. We have not determined the impact, if any, the adoption of this statement as it pertains to non-financial assets and liabilities will have on our financial statements.

Standards Issued Not Yet Adopted

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. This statement expands disclosures but does not change accounting for derivative instruments and hedging activities.  Pursuant to the transition provisions of the Statement, the company will adopt SFAS No. 161 in fiscal year 2009 and will present the required disclosures in the prescribed format on a prospective basis. This Statement will not impact the financial statements as it is disclosure-only in nature.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s fiscal year that begins on or after Dec. 15, 2008. Beginning January 1, 2009, we will apply the provisions of SFAS No. 141(R) to our accounting for applicable business combinations.

SAFE HARBOR STATEMENT

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: We believe statements in this Quarterly Report on Form 10-Q looking forward in time involve risks and uncertainties.  The following factors, among others, could adversely affect our business, operations and financial condition, causing our actual results to differ materially from those expressed in any forward-looking statements:

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

•                  our ability to renew contracts with GPOs and IDNs;

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

See the risk factors discussed under Part I, Item 1A of our 2007 Form 10-K/A.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk arising from adverse changes in interest rates and fuel costs.  We do not enter into derivatives or other financial instruments for speculative purposes.

Interest Rates

We use both fixed and variable rate debt as sources of financing.  At March 31, 2008, we had approximately $508.0 million of total debt outstanding.  After taking into account the effect of our interest rate swap agreement, we had $30.8 million of debt bearing interest at variable rates approximating 5.2%.  Based on variable debt levels at March 31, 2008, a 1.0 percentage point change in interest rates on variable rate debt would have resulted in annual interest expense fluctuating approximately $0.3 million.

In June 2007, we entered into an interest rate swap agreement for $230.0 million, which has the effect of converting our $230.0 of Floating Rate Notes to fixed interest rates.  The effective date for the interest rate swap agreement was December 2007; the expiration date is May 2012.

The interest rate swap agreement qualifies for cash flow hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  Both at inception and on an on-going basis, we must perform an effectiveness test.  In accordance with SFAS No. 133, the fair value of the interest rate swap agreement at March 31, 2008 is included as a cash flow hedge on our balance sheet.  The change in fair value was recorded as a component of accumulated other comprehensive loss, net of tax, on our balance sheet since the instrument was determined to be an effective hedge at March 31, 2008.  We do not expect any amounts to be reclassified into current earnings in the future due to ineffectiveness.  As a result of our interest rate swap agreement, we expect the effective interest rate on our $230.0 million Floating Rate Notes to be 9.065% from December 2007 through May 2012.

Fuel Costs

We are also exposed to market risks related to changes in the price of gasoline used to fuel our fleet of delivery and sales vehicles.  A hypothetical 10% increase in the price of unleaded gasoline from March

2008 levels, assuming March 2008 gasoline usage levels, would lead to an annual increase in fuel costs of approximately $0.4 million.

As of March 31, 2008, we have no other material exposure to market risk.

Item 4.  Controls and Procedures

                (a)           Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

                (b)           Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2008, that have materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, we may become involved in litigation arising out of operations in the normal course of business.  As of March 31, 2008, we were not a party to any pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results, financial position, or cash flows.

Item 1A.  Risk Factors

Our business faces many risks.  Any of the risks discussed elsewhere in this Quarterly Report on Form 10-Q or our other filings with the Securities and Exchange Commission, including our risk factors set forth in our 2007 Form 10-K/A, could have a material impact on our business, financial condition or results of operations.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits

Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2008

Universal Hospital Services, Inc.

By	/s/ Gary D. Blackford
Gary D. Blackford,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

By	/s/ Rex T. Clevenger
Rex T. Clevenger,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)