Form 10-Q
period 2008-06-30
UNIVERSAL HOSPITAL SERVICES INC
filed 2008-08-13
CIK 886171

F^$

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 000-20086

UNIVERSAL HOSPITAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0760940
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes  ☐     No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

Number of shares of common stock outstanding as of August 1, 2008:  1,000.0

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements – Unaudited

Universal Hospital Services, Inc.

Balance Sheets

(in thousands, except share and per share information)

(unaudited)

	June 30,	December 31,
	2008	2007
	(Successor)	(Successor)
Assets
Current assets:
Cash and cash equivalents	$351	$—
Accounts receivable, less allowance for doubtful accounts of $1,650 at June 30, 2008 and $1,500 at December 31, 2007	52,493	51,379
Inventories	4,922	4,230
Deferred income taxes	6,360	5,636
Other current assets	3,104	2,426
Total current assets	67,230	63,671

Property and equipment, net:
Medical equipment, net	218,663	214,336
Property and office equipment, net	18,974	18,707
Total property and equipment, net	237,637	233,043

Other long-term assets:
Goodwill	282,311	282,913
Other intangibles, net	274,499	282,507
Other, primarily deferred financing costs, net	15,446	16,618
Total assets	$877,123	$878,752

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$2,959	$3,120
Book overdrafts	—	3,420
Accounts payable	13,830	16,518
Accrued compensation	10,421	13,527
Accrued interest	3,886	3,783
Other accrued expenses	8,328	7,645
Total current liabilities	39,424	48,013

Long-term debt, less current portion	515,351	494,215
Pension and other long-term liabilities	1,530	1,624
Interest rate swap	13,411	14,681
Payable to Parent	3,715	2,471
Deferred income taxes	88,319	94,053

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Additional paid-in capital	248,794	248,794
Accumulated deficit	(25,336)	(16,096)
Accumulated other comprehensive loss	(8,085)	(9,003)
Total shareholders’ equity	215,373	223,695
Total liabilities and shareholders’ equity	$877,123	$878,752

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Statements of Operations

(in thousands)

(unaudited)

	Three		Two
	Months	Month	Months
	Ended	Ended	Ended
	June 30,	June 30,	May 31,
	2008	2007	2007
	(Successor)	(Successor)	(Predecessor)
Revenue
Medical equipment outsourcing	$55,925	$16,695	$33,866
Technical and professional services	11,538	3,630	6,748
Medical equipment sales and remarketing	4,221	1,277	3,359
Total revenues	71,684	21,602	43,973

Cost of Sales
Cost of medical equipment outsourcing	20,550	5,916	11,193
Cost of technical and professional services	8,834	2,526	4,801
Cost of medical equipment sales and remarketing	3,269	1,212	2,677
Medical equipment depreciation	15,451	4,632	8,250
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	48,104	14,286	26,921
Gross margin	23,580	7,316	17,052

Selling, general and administrative	21,673	6,604	12,892
Transaction and related costs	—	—	26,379
Operating income (loss)	1,907	712	(22,219)

Interest expense	11,877	3,800	5,747
Loss on extinguishment of debt	—	1,041	22,396
Loss before income taxes	(9,970)	(4,129)	(50,362)

Provision (benefit) for income taxes	(3,916)	(1,581)	304
Net loss	$(6,054)	$(2,548)	$(50,666)

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Statements of Operations

(in thousands)

(unaudited)

	Six		Five
	Months	Month	Months
	Ended	Ended	Ended
	June 30,	June 30,	May 31,
	2008	2007	2007
	(Successor)	(Successor)	(Predecessor)
Revenue
Medical equipment outsourcing	$115,252	$16,695	$84,855
Technical and professional services	23,414	3,630	14,800
Medical equipment sales and remarketing	8,462	1,277	7,867
Total revenues	147,128	21,602	107,522

Cost of Sales
Cost of medical equipment outsourcing	40,466	5,916	27,694
Cost of technical and professional services	17,345	2,526	10,124
Cost of medical equipment sales and remarketing	6,713	1,212	6,366
Medical equipment depreciation	30,629	4,632	18,512
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	95,153	14,286	62,696
Gross margin	51,975	7,316	44,826

Selling, general and administrative	43,630	6,604	28,692
Transaction and related costs	—	—	26,891
Operating income (loss)	8,345	712	(10,757)

Interest expense	23,497	3,800	13,829
Loss on extinguishment of debt	—	1,041	22,396
Loss before income taxes	(15,152)	(4,129)	(46,982)

Provision (benefit) for income taxes	(5,912)	(1,581)	492
Net loss	$(9,240)	$(2,548)	$(47,474)

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Statements of Cash Flows

(in thousands)

(unaudited)

	Six		Five
	Months	Month	Months
	Ended	Ended	Ended
	June 30,	June 30,	May 31,
	2008	2007	2007
	(Successor)	(Successor)	(Predecessor)
Cash flows from operating activities:
Net income (loss)	$(9,240)	$(2,548)	$(47,474)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	34,698	5,301	21,625
Amortization of intangibles and deferred financing costs	9,212	1,542	1,913
Non-cash write-off of deferred financing cost	—	290	6,305
Tender premium for purchase of 10.125% senior notes	—	751	16,090
Provision for doubtful accounts	649	18	194
Provision for inventory obsolescence	304	11	256
Non-cash charges related to step-up in carrying value of inventory	—	100	—
Non-cash stock-based compensation expense	1,244	350	7,957
Loss (gain) on sales and disposals of equipment	684	34	(745)
Deferred income taxes	(6,032)	(1,613)	486
Changes in operating assets and liabilities:
Accounts receivable	(1,739)	592	(3,481)
Inventories	(996)	394	(252)
Other operating assets	(733)	(587)	643
Accounts payable	2,633	380	590
Other accrued expenses	(2,413)	(31,028)	30,211
Net cash provided by (used in) operating activities	28,271	(26,013)	34,318
Cash flows from investing activities:
Medical equipment purchases	(41,913)	(2,593)	(34,040)
Property and office equipment purchases	(2,300)	(153)	(1,720)
Proceeds from disposition of property and equipment	1,310	126	2,290
Acquisition of the ICMS division of Intellamed, Inc.	—	—	(14,590)
Acquisition of Universal Hospital Services, Inc. by Parent	—	(335,069)	—
Net cash used in investing activities	(42,903)	(337,689)	(48,060)
Cash flows from financing activities:
Proceeds under amended credit agreement	—	—	73,625
Payments under amended credit agreement	—	(74,550)	(42,075)
Proceeds under senior secured credit facility	63,500	12,550	—
Payments under senior secured credit facility	(42,975)	(550)	—
Payments of principal under capital lease obligations	(2,053)	(274)	(1,618)
Payment of deferred financing costs	(69)	(17,270)	—
Proceeds from issuance of bonds	—	460,000	—
Repayment of 10.125% senior notes	—	(250,055)	—
Tender premium for purchase of 10.125% senior notes	—	(751)	(16,090)
Cash equity contributions	—	239,754	—
Change in book overdrafts	(3,420)	(1,669)	(119)
Proceeds from issuance of common stock	—	—	19
Net cash provided by financing activities	14,983	367,185	13,742
Net change in cash and cash equivalents	351	3,483	—
Cash and cash equivalents at the beginning of period	—	—	—
Cash and cash equivalents at the end of period	$351	$3,483	$—

Supplemental cash flow information:
Interest paid	$22,183	$200	$17,599
Income taxes paid	$397	$34	$61
Non-cash activities:
Medical equipment purchases included in accounts payable	$3,522	$4,062	$5,103
Deferred financing costs included in accounts payable	$—	$300	$—
Capital lease additions	$2,503	$345	$2,142
Equity contributions from management shareholders	$—	$9,039	$—

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

Although the Company continued as the surviving legal entity after the Acquisition, the accompanying information presents our results preceding the Acquisition (“predecessor”) and the periods following the Acquisition (“successor”).  All references to the quarter and six months ended June 30, 2008 and month ended June 30, 2007 refer to our successor results.  All references to the two and five months ended May 31, 2007 refer to our predecessor results.

The interim financial statements included in this Quarterly Report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations.  These condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2007 Annual Report on Form 10-K/A, Amendment No. 1 (the “2007 Form 10-K/A”) filed with the SEC.

The interim financial statements presented herein as of June 30, 2008, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  These adjustments are all of a normal, recurring nature.  The results of operations for any interim period are not necessarily indicative of results for the full year.

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

2.                                      Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss).  Other comprehensive income (loss) includes unrealized gains and losses from derivatives designated as cash flow hedges.  Other comprehensive loss is displayed separately on the balance sheets.  A reconciliation of net loss to comprehensive loss is provided below:

	Three Months	Month	Two Months
	Ended	Ended	Ended
	June 30,	June 30,	May 31,
(in thousands)	2008	2007	2007
	(Successor)	(Successor)	(Predecessor)
Net loss	$(6,054)	$(2,548)	$(50,666)
Unrealized gain (loss) on cash flow hedge	5,578	(2,459)	—
Comprehensive loss	$(476)	$(5,007)	$(50,666)

	Six Months	Month	Five Months
	Ended	Ended	Ended
	June 30,	June 30,	May 31,
(in thousands)	2008	2007	2007
	(Successor)	(Successor)	(Predecessor)
Net loss	$(9,240)	$(2,548)	$(47,474)
Unrealized gain (loss) on cash flow hedge	918	(2,459)	—
Comprehensive loss	$(8,322)	$(5,007)	$(47,474)

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

Pursuant to the provisions of SFAS No. 157, the Company uses significant other observable inputs to value the derivative instrument used to hedge interest rate volatility. The fair market value, which is included as an interest rate swap liability on our balance sheets, follows:

	June 30,	December 31,
(in thousands)	2008	2007
	(Successor)	(Successor)
Loss on swap contract	$13,411	$14,681

With respect to non-financial assets and liabilities, SFAS No. 157 is effective for the Company starting in fiscal 2009. We have not determined the impact of the adoption of this statement, if any, as it pertains to non-financial assets and liabilities or on our financial statements.

Standards Issued Not Yet Adopted

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. This statement expands disclosures but does not change accounting for derivative instruments and hedging activities.  Pursuant to the transition provisions of the Statement, the Company will adopt SFAS No. 161 in fiscal year 2009 and will present the required disclosures in the prescribed format on a prospective basis. This Statement will not impact the Company’s financial statements as it is disclosure-only in nature.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s fiscal year that begins on or after December 15, 2008. Beginning January 1, 2009, we will apply the provisions of SFAS No. 141(R) to our accounting for applicable business combinations.

4.                                      The Transaction

The Acquisition was completed on May 31, 2007 and encompassed:

•                  the purchase by the equity investors of all of the issued and outstanding shares of common stock and option interests of the Company for approximately $335.1 million (excluding non-cash consideration of $9.0 million), which is comprised of the purchase price of approximately $712.0 million less debt, tender premium and accrued interest and capitalized leases;

•                  equity investments from Parent funded by Bear Stearns Merchant Banking (“BSMB”) in the amount of $238.9 million,  management rollover of $9.0 million and management contributions of $0.9 million;

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

•                  BSMB fee expensed of $6.5 million; and

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

Reconciliation of Sources and Uses to Purchase Price

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

In connection with the purchase price allocation, we estimated the fair values of our long-lived and intangible assets, inventories and liabilities based upon assumptions related to the future cash flows, discount rates and asset lives utilizing currently available information.  We have recorded purchase accounting adjustments to increase the carrying value of our property and equipment and inventory, to establish intangible assets for our customer relationships, supply agreement, trade names and trademarks, technology database, non-compete agreements, favorable lease commitments and to revalue our long-term benefit plan obligations, among other things.  We revised the preliminary purchase accounting adjustments during the fourth quarter of 2007 and during the second quarter of 2008 as additional information became available that was primarily related to the tax impact of our valuation analysis and the tax impact of the Transaction itself.  The final purchase accounting adjustments, as reflected in our June 30, 2008 balance sheet, were as follows:

(in millions)

Cash Consideration:
Paid to shareholders and option holders		$333.9
Direct costs		1.2
		335.1
Non-Cash Consideration		9.0
Total Consideration		$344.1

Net assets acquired at historical cost		$(132.5)

Adjustments to state acquired assets at fair value:
Increase carrying value of inventories	$0.2
Increase carrying value of medical equipment	59.7
Increase in carrying value of property and office equipment	2.3
Write-off of historical goodwill and other intangibles	(59.8)
Record intangible assets acquired:
Customer relationships	87.0
Supply agreement	26.0
Trade names and trademarks	170.0
Technology database	7.0
Non-compete agreements	1.8
Record favorable lease commitments	0.1
Write-off of historical deferred rent credits	2.4
Decrease in long-term pension liability	0.8
Increase in other accrued liabilities	(0.3)
Tax impact of valuation adjustments	(102.9)
		194.3
Net assets acquired at fair value		61.8

Excess purchase price recorded as goodwill		$282.3

Our trade names and trademarks have indefinite lives and are not subject to amortization.  Our trade names and trademarks and goodwill will be reviewed at least annually for impairment.  Our goodwill is generally not deductible for income tax purposes.

A condensed balance sheet of the fair value of the acquired assets and liabilities as of May 31, 2007 is as follows:

(in millions)
Current assets	$90.7
Property and equipment	231.2
Goodwill	282.3
Other intangible assets	291.9
Other long-term assets	18.3
Current liabilities	(61.7)
Long-term debt	(489.4)
Other long-term liabilities	(114.5)
$248.8

5.                                      Stock-Based Compensation

Successor

The 2007 Stock Option Plan provides for the issuance of 43.9 million nonqualified stock options of our Parent to any of our and Parent’s executives, other key employees and to consultants and certain non-employee directors.  The options allow for the purchase of shares of common stock of our Parent at prices equal to the fair market value of this common stock at the date of grant.

Options granted have a ten-year contractual term and vest over approximately six years.  Except for options issued to non-employee directors, half of the options have fixed vesting schedules and the other half of the options vest upon the achievement of established performance targets.  Options issued to non-employee directors vest on a fixed vesting schedule.  Upon a sale of Parent or the Company, all of the unvested options with fixed vesting schedules will vest and become exercisable, and the unvested options that vest upon the achievement of established performance targets will vest and become exercisable upon BSMB’s achievement of a certain internal rate of return on its investment in Parent, subject to certain conditions.  The shares issued to a grantee upon the exercise of such grantee’s options will be subject to certain restrictions on transferability as provided in the 2007 Stock Option Plan.  Grantees are subject to non-competition, non-solicitation and confidentiality requirements as set forth in their respective stock option grant agreements.  Forfeited options are available for future issue.

During the six months ended June 30, 2008, activity under Parent’s 2007 Stock Option Plan was as follows:

(in thousands except exercise price)	Number of Options	Weighted average exercise price
Outstanding at December 31, 2007	36,490	$1.00
Granted	955	1.00
Exercised	—
Forfeited or expired	(502)	$1.00

Outstanding at June 30, 2008	36,943	$1.00

Exercisable at June 30, 2008	5,853	$1.00

Remaining authorized options available for issue	6,962

Our Parent’s compensation committee determined the exercise price for options issued during fiscal 2008 by reference to the recent per share valuation of the Parent resulting from the Transaction as detailed below and by reference to comparable company Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) multiple valuation.  The exercise price was approved by Parent’s board of directors.

(in thousands, except per share amount)

Equity Contribution at May 31, 2007 from BSMB and UHS Management to Parent	$248,794

Parent shares issued and outstanding at May 31, 2007	248,794

Per share Parent valuation at May 31, 2007	$1.00

We determine the fair value of options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on a straight-line basis over the options’ vesting periods. The following assumptions were used in determining the fair value of stock options granted during the six months ended June 30, 2008, under the Black-Scholes model:

Risk-free interest rate	2.9%
Expected volatility	30.50%
Dividend Yield	None
Expected option term (years)	6.6

Using the Black-Scholes option-pricing model, the per-share fair value of options issued during the six months ended June 30, 2008 was $0.37.  Expected volatility is based on an independent valuation of the stock of companies within our peer group.  Given the lack of a true comparable company, the peer group consists of selected public health care companies representing our suppliers, customers and competitors within certain product lines.  The risk free-interest rate is based on the U.S. Treasury yield curve in effect at the grant date based on the expected option life.  The 6.6 year expected option life represents the result of the “simplified” method applied to “plain vanilla” options granted during the period, as provided within Staff Accounting Bulletin No. 110.  Parent used the simplified method as Parent does not have sufficient historical exercise experience to provide a basis upon which to estimate the expected term.

Although Parent grants stock options, the Company recognizes compensation expense related to these options since the services are performed for its benefit.  For the three and six months ended June 30, 2008 we recognized non-cash stock compensation expense of $0.6 million and $1.2 million, respectively.  For the month ended June 30, 2007, we recognized non-cash stock compensation expense of $0.3 million.  Non-cash stock compensation expense is primarily included in selling, general and administrative expenses.  At June 30, 2008, unearned non-cash stock-based compensation that we expect to recognize as expense over the next 4.5 years totals approximately $10.7 million, net of our estimated forfeitures of 3.00%.

Predecessor

We recorded non-cash charges for stock-based compensation expense of approximately $8.0 million during the first five months of 2007 in relation to our 2003 Stock Option Plan, $6.7 million of which resulted from the accelerated vesting of all outstanding predecessor stock options in connection with the Transaction. In June 2007, we paid $23.9 million to our option holders for their remaining interests related to the 2003 Stock Option Plan.

6.                                      Long-Term Debt

Long-term debt consists of the following:

	June 30,	December 31,
(in thousands)	2008	2007
	(Successor)	(Successor)
PIK Toggle Notes	$230,000	$230,000
Floating Rate Notes	230,000	230,000
Senior secured credit facility	40,000	19,475
10.125% Senior Notes	9,945	9,945
Capital lease obligations	8,365	7,915
	518,310	497,335
Less: Current portion of long-term debt	(2,959)	(3,120)
Total long-term debt	$515,351	$494,215

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

For any interest payment period through June 1, 2011, the Company may, at its option, elect to pay interest on the PIK Toggle Notes entirely in cash (“Cash Interest”), entirely by increasing the principal amount of the outstanding PIK Toggle Notes, by issuing additional PIK Toggle Notes (“PIK Interest”) or 50% Cash Interest and 50% PIK Interest.  Cash Interest on the PIK Toggle Notes accrues at the rate of 8.50% per annum.  PIK Interest on the PIK Toggle Notes accrues at the rate of 9.25% per annum.  After June 1, 2011, the Company is required to make all interest payments on the PIK Toggle Notes entirely as Cash Interest.  All PIK Toggle Notes mature on June 1, 2015.  Interest on the PIK Toggle Notes is payable semiannually in arrears on each June 1 and December 1, commencing on December 1, 2007.  As of June 30, 2008, we intend to make future payments in the form of Cash Interest.

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

Except as noted above, we cannot redeem the PIK Toggle Notes until June 1, 2011.  Thereafter, we may redeem some or all of the PIK Toggle Notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest, if any, on the PIK Toggle Notes redeemed, to the applicable redemption date, if redeemed during the twelve-month period beginning on June 1 of the years indicated below, subject to the rights of noteholders:

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

Floating Rate Notes.  On May 31, 2007, Merger Sub issued $230.0 million aggregate original principal amount of Floating Rate Notes under the Second Lien Senior Indenture.  Interest on the Floating Rate Notes is reset for each semi-annual interest period and is calculated at the current LIBOR rate plus 3.375%.  At June 30, 2008, our LIBOR-based rate was 7.584%, which includes the credit spread noted above.  Interest on the Floating Rate Notes is payable semiannually, in arrears, on each June 1 and December 1.  At the closing of the Transaction, as the surviving corporation in the Acquisition, we assumed all the obligations of Merger Sub under the Second Lien Senior Indenture.  The Floating Rate Notes mature on June 1, 2015.

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

The interest rate swap agreement qualifies for cash flow hedge accounting under SFAS 133, Accounting for Derivative Instruments and Hedging Activities.  Both at inception and on an on-going basis, we must perform an effectiveness test.  In accordance with SFAS 133, the fair value of the swap agreement at June 30, 2008 is included as an interest rate swap liability on our balance sheet of $13.4 million.  The change in fair value was recorded as a component of accumulated other comprehensive loss, net of tax, on our balance sheet since the instrument was determined to be an effective hedge at June 30, 2008.  We do not expect any amounts to be reclassified into current earnings in the future due to ineffectiveness.

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

The senior secured credit facility provides financing of up to $135.0 million, subject to a borrowing base calculated on the basis of certain of our eligible accounts receivable, inventory and equipment.  As of June 30, 2008, we had $93.9 million of availability under the senior secured credit facility based on a borrowing base of $135.0 million, less borrowings of $40.0 million, and after giving effect to $1.1 million used for letters of credit.

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

Borrowings under the senior secured credit facility accrue interest:

•                 at a per annum rate equal to 0.50% above the rate announced from time to time by the agent as the “prime rate” payable quarterly in arrears; and

•                 at a per annum rate equal to 1.50% above the adjusted LIBOR rate used by the agent payable monthly in arrears.

At June 30, 2008, our prime-based rate was 5.500% and our LIBOR-based rate was 3.959%, each of which include the credit spreads noted above.

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

•                 change our line of business; and

•                 enter into hedging transactions.

The senior secured credit facility also contains a financial covenant that is calculated if the available borrowing capacity is less than $15.0 million for a certain period.  Such covenant consists of a minimum ratio of trailing four-quarter Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) to cash interest expense, as defined in the credit agreement dated May 31, 2007.

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

7.                                      Commitments and Contingencies

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

8.                                      Related Party Transaction

In the ordinary course of business, we entered into an operating lease for our Minneapolis, Minnesota district office with Ryan Companies US, Inc. (“Ryan”), which began on May 1, 2007.  On November 29, 2007, we added a new member to our board of directors who is also a director of Ryan.  During the first six months of 2008, we made rent payments to a Ryan affiliate totaling $156,000.

On April 1, 2008, we added three new independent directors to our Board of Directors.  One of our new directors is also a director of Broadlane, Inc. (“Broadlane”), a health care group purchasing organization, that serves many of our customers.  During the second quarter of 2008, we paid Broadlane approximately $158,000 in administrative fees.  On June 30, 2008, accounts payable includes approximately $44,000 in amounts due to Broadlane.

The Company believes that the aforementioned services and products were provided in the ordinary course of business at prices and on terms similar to those that would result from arm’s length negotiation between unrelated parties.

9.                                      Segment Information

Our reporting segments consist of Medical Equipment Outsourcing, Technical and Professional Services, and Medical Equipment Sales and Remarketing. Certain operating information for our segments as well as a reconciliation of total Company gross margin to loss before income tax was as follows:

Medical Equipment Outsourcing

(in thousands)

	Quarter-to-Date			Year-to-Date
	Three Months	Month	Two Months	Six Months	Month	Five Months
	Ended	Ended	Ended	Ended	Ended	Ended
	June 30,	June 30,	May 31,	June 30,	June 30,	May 31,
	2008	2007	2007	2008	2007	2007
	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)
Revenues	$55,925	$16,695	$33,866	$115,252	$16,695	$84,855
Cost of revenue	20,550	5,916	11,193	40,466	5,916	27,694
Medical equipment depreciation	15,451	4,632	8,250	30,629	4,632	18,512
Gross margin	$19,924	$6,147	$14,423	$44,157	$6,147	$38,649

Technical and Professional Services

(in thousands)

	Quarter-to-Date			Year-to-Date
	Three Months	Month	Two Months	Six Months	Month	Five Months
	Ended	Ended	Ended	Ended	Ended	Ended
	June 30,	June 30,	May 31,	June 30,	June 30,	May 31,
	2008	2007	2007	2008	2007	2007
	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)
Revenues	$11,538	$3,630	$6,748	$23,414	$3,630	$14,800
Cost of revenue	8,834	2,526	4,801	17,345	2,526	10,124
Gross margin	$2,704	$1,104	$1,947	$6,069	$1,104	$4,676

Medical Equipment Sales and Remarketing

(in thousands)

	Quarter-to-Date			Year-to-Date
	Three Months	Month	Two Months	Six Months	Month	Five Months
	Ended	Ended	Ended	Ended	Ended	Ended
	June 30,	June 30,	May 31,	June 30,	June 30,	May 31,
	2008	2007	2007	2008	2007	2007
	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)
Revenues	$4,221	$1,277	$3,359	$8,462	$1,277	$7,867
Cost of revenue	3,269	1,212	2,677	6,713	1,212	6,366
Gross margin	$952	$65	$682	$1,749	$65	$1,501

Total Gross Margin and Reconciliation to Loss Before Income Tax

(in thousands)

	Quarter-to-Date			Year-to-Date
	Three Months	Month	Two Months	Six Months	Month	Five Months
	Ended	Ended	Ended	Ended	Ended	Ended
	June 30, 2008	June 30, 2007	May 31, 2007	June 30, 2008	June 30, 2007	May 31, 2007
	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)
Total gross margin	$23,580	$7,316	$17,052	$51,975	$7,316	$44,826
Selling, general and administrative	21,673	6,604	12,892	43,630	6,604	28,692
Transaction and related costs	—	—	26,379	—	—	26,891
Interest expense	11,877	3,800	5,747	23,497	3,800	13,829
Loss on extinguishment of debt	—	1,041	22,396	—	1,041	22,396
Loss before income tax	$(9,970)	$(4,129)	$(50,362)	$(15,152)	$(4,129)	$(46,982)

10.                               Pension Plan

The components of net periodic pension costs are as follows:

	Quarter-to-Date			Year-to-Date
	Three Months	Month	Two Months	Six Months	Month	Five Months
	Ended	Ended	Ended	Ended	Ended	Ended
	June 30,	June 30,	May 31,	June 30,	June 30,	May 31,
(in thousands)	2008	2007	2007	2008	2007	2007
	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)
Interest cost	$256	$85	$168	$516	$85	$421
Expected return on plan assets	(308)	(98)	(180)	(615)	(98)	(452)
Recognized net actuarial loss	—	—	29	—	—	73
Service cost	—	—	—	—	—	—
Net Periodic cost (benefit)	$(52)	$(13)	$17	$(99)	$(13)	$42

Future benefit accruals for all participants were frozen as of December 31, 2002.

11.                               Income Taxes

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

BUSINESS OVERVIEW

Our Company

Universal Hospital Services, Inc. (“we”, “our”, the “Company”, or “UHS”) is a leading nationwide provider of medical equipment outsourcing and lifecycle services to the United States health care industry. Our customers include national, regional and local acute care hospitals, alternate site providers (such as nursing homes and home care providers) and medical equipment manufacturers. Our diverse medical equipment outsourcing customer base includes more than 4,000 acute care hospitals and approximately 3,825 alternate site providers. We also have relationships with more than 200 medical equipment manufacturers and many of the nation’s largest group purchasing organizations (“GPOs”) and integrated delivery networks (“IDNs”). All of our services leverage our nationwide network of offices and our more than 65 years of experience managing and servicing all aspects of medical equipment. Our fees are paid directly by our customers rather than from direct reimbursement from third-party payors, such as private insurers or Medicare and Medicaid. We commenced operations in 1939, originally incorporated in Minnesota in 1954 and reincorporated in Delaware in 2001.

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

Although the Company continued as the surviving legal entity after the Acquisition, the accompanying information presents our results preceding the Acquisition (“predecessor”) and the periods following the Acquisition (“successor”). All references to the quarter and six months ended June 30, 2008 and month ended June 30, 2007 refer to our successor results. All references to the two and five months ended May 31, 2007 refer to our predecessor results.

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

Medical Equipment Outsourcing Segment - Manage & Utilize

Our flagship business is our Medical Equipment Outsourcing segment, which accounted for $55.9 million, or approximately 78.0% of our revenues for the quarter ended June 30, 2008 and $115.3 million, or approximately 78.3% of our revenues for the six months ended June 30, 2008. As of June 30, 2008, we owned and managed approximately 225,000 pieces of medical equipment, primarily in the categories of respiratory therapy, newborn care, critical care, patient monitors, and specialty beds and pressure area management. Historically, we have purchased and owned directly the equipment used in our medical equipment outsourcing programs. Beginning in 2007, the Company entered into revenue sharing agreements with two key manufacturers of equipment where the manufacturers retain ownership of the equipment, but UHS takes possession and manages the rental of the equipment to customers. The Company may enter into more of such arrangements in the future. Such arrangements are less capital-intensive for the Company.

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

Technical and Professional Services Segment - Plan & Acquire; Maintain & Repair

Our Technical and Professional Services segment accounted for $11.5 million, or approximately 16.1% of our revenues for the quarter ended June 30, 2008 and $23.4 million, or approximately 15.9% of our revenues for the six months ended June 30, 2008. We leverage our more than 65 years of experience and our extensive equipment database in repairing and maintaining medical equipment. We offer a broad range of inspection, preventative maintenance, repair, logistic and consulting services through our team of over 350 technicians and professionals located in our nationwide network of district offices and service centers. Our technical and professional service offerings are less capital-intensive than our Medical Equipment Outsourcing segment, and provide a complementary alternative for customers that wish to own their medical equipment, but lack the expertise, funding or scale to perform maintenance, repair and analytical functions. As part of our strategy to grow our Technical and Professional Services segment, we acquired the assets of the ICMS division of Intellamed, Inc. (“Intellamed”) on April 1, 2007.

Medical Equipment Sales and Remarketing Segment - Redeploy & Remarket

Our Medical Equipment Sales and Remarketing segment accounted for $4.2 million, or approximately 5.9% of our revenues for the quarter ended June 30, 2008 and $8.5 million, or approximately 5.8% of our revenues for the six months ended June 30, 2008. This segment includes three business activities:

Medical Equipment Remarketing and Disposal. We are one of the nation’s largest buyers and sellers of pre-owned medical equipment. We also remarket used medical equipment to hospitals, alternate care providers, veterinarians and equipment brokers. We offer a wide range of equipment, from our standard medical equipment to diagnostic, ultrasound and x-ray equipment.

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

RESULTS OF OPERATIONS

The following discussion addresses:

•                  our financial condition as of June 30, 2008;

•                  the results of operations for the quarter ended June 30, 2008, month ended June 30, 2007 and two months ended May 31, 2007;

•                  the results of operations for the six months ended June 30, 2008, month ended June 30, 2007 and five months ended May 31, 2007; and

•                  the cash flows for the six months ended June 30, 2008, month ended June 30, 2007 and five months ended May 31, 2007.

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

The following tables provide a summary of selected financial data as a percentage of total revenues for the quarter-to-date and year-to date periods reported herein.

	Quarter-to-Date
	Percent of Total Revenues
	Three Months	Month	Two Months
	Ended	Ended	Ended
	June 30,	June 30,	May 31,
	2008	2007	2007
	(Successor)	(Successor)	(Predecessor)
Revenue
Medical equipment outsourcing	78.0%	77.3%	77.0%
Technical and professional services	16.1	16.8	15.4
Medical equipment sales and remarketing	5.9	5.9	7.6
Total revenues	100.0%	100.0%	100.0%

Cost of Revenue
Cost of medical equipment outsourcing	28.7	27.4	25.5
Cost of technical and professional services	12.3	11.7	10.9
Cost of medical equipment sales and remarketing	4.6	5.6	6.1
Movable medical equipment depreciation	21.5	21.4	18.8
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	67.1	66.1	61.3
Gross margin	32.9	33.9	38.7

Selling, general and administrative	30.2	30.6	29.3
Transaction and related costs	—	—	60.0
Operating income (loss)	2.7	3.3	(50.6)

Interest expense	16.6	17.6	13.1
Loss on extinguishment of debt	—	4.8	50.9
Loss before income taxes	(13.9)	(19.1)	(114.6)

Provision (benefit) for income taxes	(5.5)	(7.3)	0.7
Net loss	(8.4)%	(11.8)%	(115.3)%

	Year-to-Date
	Percent of Total Revenues
	Six Months	Month	Five Months
	Ended	Ended	Ended
	June 30,	June 30,	May 31,
	2008	2007	2007
	(Successor)	(Successor)	(Predecessor)
Revenue
Medical equipment outsourcing	78.3%	77.3%	78.9%
Technical and professional services	15.9	16.8	13.8
Medical equipment sales and remarketing	5.8	5.9	7.3
Total revenues	100.0%	100.0%	100.0%

Cost of Revenue
Cost of medical equipment outsourcing	27.5	27.4	25.8
Cost of technical and professional services	11.8	11.7	9.4
Cost of medical equipment sales and remarketing	4.6	5.6	5.9
Movable medical equipment depreciation	20.8	21.4	17.2
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	64.7	66.1	58.3
Gross margin	35.3	33.9	41.7

Selling, general and administrative	29.7	30.6	26.7
Transaction and related costs	—	—	25.0
Operating income (loss)	5.7	3.3	(10.0)

Interest expense	16.0	17.6	12.9
Loss on extinguishment of debt	—	4.8	20.8
Loss before income taxes	(10.3)	(19.1)	(43.7)

Provision (benefit) for income taxes	(4.0)	(7.3)	0.5
Net loss	(6.3)%	(11.8)%	(44.2)%

Results of Operations for the Three Months Ended June 30, 2008 (successor) compared to the Month Ended June 30, 2007 (successor) and Two Months Ended May 31, 2007 (predecessor)

Medical Equipment Outsourcing Segment – Manage & Utilize

(in thousands)

	Three Months	Month	Two Months
	Ended	Ended	Ended
	June 30,	June 30,	May 31,
	2008	2007	2007
	(Successor)	(Successor)	(Predecessor)
Total revenue	$55,925	$16,695	$33,866
Cost of revenue	20,550	5,916	11,193
Medical equipment depreciation	15,451	4,632	8,250
Gross margin	$19,924	$6,147	$14,423

Gross margin %	35.6%	36.8%	42.6%

Gross margin	$19,924	$6,147	$14,423
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of medical equipment	3,876	1,510	—
Gross margin, before purchase accounting adjustments	$23,800	$7,657	$14,423

Gross margin %, before purchase accounting adjustments	42.6%	45.9%	42.6%

Total revenue in the Medical Equipment Outsourcing was $55.9, $16.7 and $33.9 million for the quarter ended June 30, 2008, month ended June 30, 2007 and two months ended May 31, 2007, respectively.  During the quarter ended June 30, 2008, we were successful in adding approximately 250 outsourcing customers through organic and competitive takeaway in our acute care and AMPP customer base and also generated incremental business from new and existing technology in our fleet.  However, during the latter half of the quarter ended June 30, 2008, hospital admissions appeared to soften in line with the slowing economic conditions.

Total cost of revenue in the segment was $20.6, $5.9 and $11.2 million for the quarter ended June 30, 2008, month ended June 30, 2007 and two months ended May 31, 2007, respectively.  Cost of revenue in this segment relates primarily to employee related expenses, equipment repair and maintenance charges related to our medical equipment fleet, occupancy and freight charges.  Cost of revenue for the quarter ended June 30, 2008 and month ended June 30, 2007 includes $0.3 million and $0.1 million, respectively, of charges relating to loss on disposal of equipment which was revalued in conjunction with the Transaction.  During the quarter ended June 30, 2008, we experienced strong rental demand from new and existing customers and incurred additional repair and maintenance and other expenses associated with increased rental activity.

Medical equipment depreciation was $15.5, $4.6 and $8.3 million for the quarter ended June 30, 2008, month ended June 30, 2007 and two months ended May 31, 2007, respectively.  Medical equipment depreciation for the quarter ended June 30, 2008 and month ended June 30, 2007 includes $3.6 million and $1.4 million, respectively, of charges relating to purchase accounting adjustments.

Gross margin percentage for the Medical Equipment Outsourcing segment was 35.6%, 36.8% and 42.6% for the quarter ended June 30, 2008, month ended June 30, 2007 and two months ended May 31, 2007, respectively.  Gross margin percentage for the quarter ended June 30, 2008 and month ended June 30, 2007 was negatively impacted by purchase accounting adjustments relating primarily to our medical equipment fleet.

Gross margin percentage, before purchase accounting adjustments was 42.6%, 45.9% and 42.6% for the quarter ended June 30, 2008, month ended June 30, 2007 and two months ended May 31, 2007, respectively.

Technical and Professional Services Segment – Plan & Acquire; Maintain & Repair

(in thousands)

	Three Months	Month	Two Months
	Ended	Ended	Ended
	June 30,	June 30,	May 31,
	2008	2007	2007
	(Successor)	(Successor)	(Predecessor)
Total revenue	$11,538	$3,630	$6,748
Cost of revenue	8,834	2,526	4,801
Gross margin	$2,704	$1,104	$1,947

Gross margin %	23.4%	30.4%	28.9%

Gross margin	$2,704	$1,104	$1,947
Purchase accounting adjustments, primarily non-cash charges related to favorable lease commitments	7	5	—
Gross margin, before purchase accounting adjustments	$2,711	$1,109	$1,947

Gross margin %, before purchase accounting adjustments	23.5%	30.5%	28.9%

Total revenue in the Technical and Professional Services segment was $11.5, $3.6 and $6.7 million for the quarter ended June 30, 2008, month ended June 30, 2007 and two months ended May 31, 2007, respectively.  Revenue for the quarter ended June 30, 2008 benefited from increased manufacturer services activity.

Total cost of revenue in the segment was $8.8, $2.5 and $4.8 million for the quarter ended June 30, 2008, month ended June 30, 2007 and two months ended May 31, 2007, respectively.  Cost of revenue consists primarily of employee-related expenses, vendor expenses and occupancy charges.  Cost of revenue for the quarter ended June 30, 2008 includes increased vendor expenses related primarily to customers acquired through our acquisition of the assets of the ICMS division of Intellamed on April 1, 2007.

Gross margin percentage for the Technical and Professional Services segment was 23.4%, 30.4% and 28.9% for the quarter ended June 30, 2008, month ended June 30, 2007 and two months ended May 31, 2007, respectively.  The decline for the quarter ended June 30, 2008 is primarily attributable to lower gross margin percentage results from the customers acquired through the acquisition of the assets of the ICMS division of Intellamed.

Medical Equipment Sales and Remarketing Segment – Redeploy & Remarket

(in thousands)

	Three Months	Month	Two Months
	Ended	Ended	Ended
	June 30,	June 30,	May 31,
	2008	2007	2007
	(Successor)	(Successor)	(Predecessor)
Total revenue	$4,221	$1,277	$3,359
Cost of revenue	3,269	1,212	2,677
Gross margin	$952	$65	$682

Gross margin %	22.6%	5.1%	20.3%

Gross margin	$952	$65	$682
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of inventories and medical equipment	187	143	—
Gross margin, before purchase accounting adjustments	$1,139	$208	$682

Gross margin %, before purchase accounting adjustments	27.0%	16.3%	20.3%

Total revenue in the Medical Equipment Sales and Remarketing segment was $4.2, $1.3 and $3.4 million for the quarter ended June 30, 2008, month ended June 30, 2007 and two months ended May 31, 2007, respectively. Strong rental demand diverted equipment for sale to our Medical Equipment Outsourcing segment during the quarter ended June 30, 2008.

Total cost of revenue in the segment was $3.3, $1.2 and $2.7 million for the quarter ended June 30, 2008, month ended June 30, 2007 and two months ended May 31, 2007, respectively. Cost of revenue in this segment consists primarily of cost of inventory and equipment sold and occupancy charges.  During the quarter ended June 30, 2008 and month ended June 30, 2007, purchase accounting adjustments related to medical equipment and inventory impacted cost of revenue by $0.2 million and $0.1 million, respectively.

Gross margin percentage for the Medical Equipment Sales and Remarketing segment was 22.6%, 5.1% and 20.3% for the quarter ended June 30, 2008, month ended June 30, 2007 and two months ended May 31, 2007, respectively.  Purchase accounting adjustments negatively impacted gross margin percentage for the quarter ended June 30, 2008 and month ended June 30, 2007.  Margins and activity in this segment will fluctuate based on the transactional nature of the business.

Gross margin percentage, before purchase accounting adjustments, for the Medical Equipment Sales and Remarketing segment was 27.0%, 16.3% and 20.3% for the quarter ended June 30, 2008, month ended June 30, 2007 and two months ended May 31, 2007, respectively.

Selling, General and Administrative, Transaction and Related Costs and Interest Expense

(in thousands)

	Three Months	Month	Two Months
	Ended	Ended	Ended
	June 30,	June 30,	May 31,
	2008	2007	2007
	(Successor)	(Successor)	(Predecessor)
Selling, general and administrative	$21,673	$6,604	$12,892
Transaction and related costs	—	—	26,379
Interest expense	11,877	3,800	5,747
Loss on extinguishment of debt	—	1,041	22,396

Selling, General and Administrative

Selling, general and administrative expenses were $21.7, $6.6 and $12.9 million for the quarter ended June 30, 2008, month ended June 30, 2007 and two months ended May 31, 2007, respectively. Selling, general and administrative expenses consist primarily of employee-related expenses, professional fees, occupancy charges, bad debt expense and depreciation and amortization.  Expenses during the quarter ended June 30, 2008 and month ended June 30, 2007 include $4.0 million and $1.3 million, respectively, of charges related to the amortization of our intangible assets which were recorded at fair value in connection with the Transaction and non-cash stock-based compensation expense related to the 2007 Stock Option Plan of Parent of $0.6 million and $0.3 million, respectively.  Purchase accounting adjustments of $0.3 and $0.1 million impacted the quarter ended June 30, 2008 and month ended June 30, 2007, respectively.  Expenses during the two months ended May 31, 2007 include $0.8 million of expense related to our 2003 Stock Option Plan.  Selling, general and administrative expenses as a percentage of total revenue were 30.2%, 30.6% and 29.3% for the quarter ended June 30, 2008, month ended June 30, 2007 and two months ended May 31, 2007, respectively.

Transaction and Related Costs

We incurred $26.4 million of expenses in connection with the Transaction during the two months ended May 31, 2007.

Interest Expense

Interest expense was $11.9, $3.8 and $5.7 million for the quarter ended June 30, 2008, month ended June 30, 2007 and two months ended May 31, 2007, respectively.  Interest expense during the quarter ended June 30, 2008 and month ended June 30, 2007 includes interest charges related to the increased debt issued in connection with the Transaction, partially offset by lower average interest rates.

Loss on Extinguishment of Debt

Loss on extinguishment of debt charges were $1.0 and $22.4 million during the month ended June 30, 2007 and two months ended May 31, 2007, respectively.  Loss on extinguishment during the month ended June 30, 2007 related to the purchase of a portion of our 10.125% Senior Notes.   Loss on

extinguishment of debt during the two months ended May 31, 2007 included charges related to the termination of our amended credit agreement and related to the purchase of a portion of our 10.125% Senior Notes.

Income Taxes

Provision (benefit) for income taxes was $(3.9), $(1.6) and $0.3 million for the quarter ended June 30, 2008, month ended June 30, 2007 and two months ended May 31, 2007, respectively.  The Company moved from a net deferred tax asset position prior to the Transaction, where tax expense related primarily to minimum state taxes due to valuation allowances established for net operating losses not recognized, to a net deferred tax liability position after the Transaction.  Management believes the valuation allowance is no longer necessary as we determined that it was more likely than not that the benefits of these deferred tax assets will be realized.

Net Loss

Net loss was $6.1, $2.5 and $50.7 million for the quarter ended June 30, 2008, month ended June 30, 2007 and two months ended May 31, 2007, respectively.  Net loss for the quarter ended June 30, 2008 and month ended June 30, 2007 was impacted by Transaction-related purchase accounting adjustments and interest associated with our debt, partially offset by strong revenues in our Medical Equipment Outsourcing Segment and income tax benefit.    Net loss for the two months ended May 31, 2007 was impacted by Transaction and related costs and loss on extinguishment of debt charges.

Results of Operations for the Six Months Ended June 30, 2008 (successor) compared to the Month Ended June 30, 2007 (successor) and Five Months Ended May 31, 2007 (predecessor)

Medical Equipment Outsourcing Segment – Manage & Utilize

(in thousands)

	Six Months	Month	Five Months
	Ended	Ended	Ended
	June 30,	June 30,	May 31,
	2008	2007	2007
	(Successor)	(Successor)	(Predecessor)
Total revenue	$115,252	$16,695	$84,855
Cost of revenue	40,466	5,916	27,694
Medical equipment depreciation	30,629	4,632	18,512
Gross margin	$44,157	$6,147	$38,649

Gross margin %	38.3%	36.8%	45.5%

Gross margin	$44,157	$6,147	$38,649
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of medical equipment	7,766	1,510	—
Gross margin, before purchase accounting adjustments	$51,923	$7,657	$38,649

Gross margin %, before purchase accounting adjustments	45.1%	45.9%	45.5%

Total revenue in the Medical Equipment Outsourcing was $115.3, $16.7 and $84.9 million for the six months ended June 30, 2008, month ended June 30, 2007 and five months ended May 31, 2007, respectively.  During the six months ended June 30, 2008, we were successful in adding approximately 375 outsourcing customers through organic and competitive takeaway in our acute care and AMPP customer base and also generated incremental business from new and existing technology in our fleet.   However, during the latter half of the quarter ended June 30, 2008, hospital admissions appeared to soften in line with the slowing economic conditions.

Total cost of revenue in the segment was $40.5, $5.9 and $27.7 million for the six months ended June 30, 2008, month ended June 30, 2007 and five months ended May 31, 2007, respectively.  Cost of revenue in this segment relates primarily to employee-related expenses, equipment repair and maintenance charges related to our medical equipment fleet, occupancy and freight charges.  Cost of revenue for the six months ended June 30, 2008 and month ended June 30, 2007 includes $0.5 million and $0.1 million, respectively, of charges relating to loss on disposal of equipment which was revalued in conjunction with the Transaction.  During the six months ended June 30, 2008, we experienced strong rental demand from new and existing customers and incurred additional repair and maintenance and other expenses associated with increased rental activity.

Medical equipment depreciation was $30.6, $4.6 and $18.5 million for the six months ended June 30, 2008, month ended June 30, 2007 and five months ended May 31, 2007, respectively.  During the six months ended June 30, 2008, we experienced increased medical equipment purchases to meet customer demand.  Medical equipment depreciation for the six months ended June 30, 2008 and month ended June 30, 2007 includes $7.2 million and $1.4 million, respectively, of charges relating to purchase accounting adjustments.

Gross margin percentage for the Medical Equipment Outsourcing segment was 38.3%, 36.8% and 45.5% for the six months ended June 30, 2008, month ended June 30, 2007 and five months ended May 31, 2007, respectively.  Gross margin percentage for the six months ended June 30, 2008 and month ended June 30, 2007 was negatively impacted by purchase accounting adjustments relating primarily to our medical equipment fleet.

Gross margin percentage, before purchase accounting adjustments was 45.1%, 45.9% and 45.5% for the six months ended June 30, 2008, month ended June 30, 2007 and five months ended May 31, 2007, respectively.

Technical and Professional Services Segment – Plan & Acquire; Maintain & Repair

(in thousands)

	Six Months	Month	Five Months
	Ended	Ended	Ended
	June 30,	June 30,	May 31,
	2008	2007	2007
	(Successor)	(Successor)	(Predecessor)
Total revenue	$23,414	$3,630	$14,800
Cost of revenue	17,345	2,526	10,124
Gross margin	$6,069	$1,104	$4,676

Gross margin %	25.9%	30.4%	31.6%

Gross margin	$6,069	$1,104	$4,676
Purchase accounting adjustments, primarily non-cash charges related to favorable lease commitments	15	5	—
Gross margin, before purchase accounting adjustments	$6,084	$1,109	$4,676

Gross margin %, before purchase accounting adjustments	26.0%	30.6%	31.6%

Total revenue in the Technical and Professional Services segment was $23.4, $3.6 and $14.8 million for the six months ended June 30, 2008, month ended June 30, 2007 and five months ended May 31, 2007, respectively.  Revenue for the six months ended June 30, 2008 benefited from our acquisition of the assets of the ICMS division of Intellamed on April 1, 2007 and increased manufacturer services activity, partially offset by continued sales force attention on converting new customers in our Medical Equipment Outsourcing segment as well as selected contract terminations.

Total cost of revenue in the segment was $17.3, $2.5 and $10.1 million for the six months ended June 30, 2008, month ended June 30, 2007 and five months ended May 31, 2007, respectively.  Cost of revenue consists primarily of employee-related expenses, vendor expenses and occupancy charges.  Cost of revenue for the six months ended June 30, 2008 includes additional employee-related and vendor expenses related primarily to our acquisition of the assets of the ICMS division of Intellamed on April 1, 2007.

Gross margin percentage for the Technical and Professional Services segment was 25.9%, 30.4% and 31.6% for the six months ended June 30, 2008, month ended June 30, 2007 and five months ended May 31, 2007, respectively.  The decline for the six months ended June 30, 2008 is primarily attributable to lower gross margin percentage results from the customers acquired through the acquisition of the assets of the ICMS division of Intellamed.

Medical Equipment Sales and Remarketing Segment – Redeploy & Remarket

(in thousands)

	Six Months	Month	Five Months
	Ended	Ended	Ended
	June 30,	June 30,	May 31,
	2008	2007	2007
	(Successor)	(Successor)	(Predecessor)
Total revenue	$8,462	$1,277	$7,867
Cost of revenue	6,713	1,212	6,366
Gross margin	$1,749	$65	$1,501

Gross margin %	20.7%	5.1%	19.1%

Gross margin	$1,749	$65	$1,501
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of inventories and medical equipment	479	143	—
Gross margin, before purchase accounting adjustments	$2,228	$208	$1,501

Gross margin %, before purchase accounting adjustments	26.3%	16.3%	19.1%

Total revenue in the Medical Equipment Sales and Remarketing segment was $8.5, $1.3 and $7.9 million for the six months ended June 30, 2008, month ended June 30, 2007 and five months ended May 31, 2007, respectively. Strong rental demand diverted equipment for sale to our Medical Equipment Outsourcing segment during the six months ended June 30, 2008.

Total cost of revenue in the segment was $6.7, $1.2 and $6.4 million for the six months ended June 30, 2008, month ended June 30, 2007 and five months ended May 31, 2007, respectively. Cost of revenue in this segment consists primarily of cost of inventory and equipment sold and occupancy charges.  During the six months ended June 30, 2008 and month ended June 30, 2007, purchase accounting adjustments related to medical equipment and inventory impacted cost of revenue by $0.5 million and $0.1 million, respectively.

Gross margin percentage for the Medical Equipment Sales and Remarketing segment was 20.7%, 5.1% and 19.1% for the six months ended June 30, 2008, month ended June 30, 2007 and five months ended May 31, 2007, respectively.  Purchase accounting adjustments negatively impacted gross margin percentage for the six months ended June 30, 2008 and month ended June 30, 2007.  Margins and activity in this segment will fluctuate based on the transactional nature of the business.

Gross margin percentage, before purchase accounting adjustments, for the Medical Equipment Sales and Remarketing segment was 26.3%, 16.3% and 19.1% for the six months ended June 30, 2008, month ended June 30, 2007 and five months ended May 31, 2007, respectively.

Selling, General and Administrative, Transaction and Related Costs and Interest Expense

(in thousands)

	Six Months	Month	Five Months
	Ended	Ended	Ended
	June 30,	June 30,	May 31,
	2008	2007	2007
	(Successor)	(Successor)	(Predecessor)
Selling, general and administrative	$43,630	$6,604	$28,692
Transaction and related costs	—	—	26,891
Interest expense	23,497	3,800	13,829
Loss on extinguishment of debt	—	1,041	22,396

Selling, General and Administrative

Selling, general and administrative expenses were $43.6, $6.6 and $28.7 million for the six months ended June 30, 2008, month ended June 30, 2007 and five months ended May 31, 2007, respectively. Selling, general and administrative expenses consist primarily of employee-related expenses, professional fees, occupancy charges, bad debt expense and depreciation and amortization.  Expenses during the six months ended June 30, 2008 and month ended June 30, 2007 include $8.0 million and $1.3 million, respectively, of charges related to the amortization of our intangible assets which were recorded at fair value in connection with the Transaction and non-cash stock-based compensation expense related to the 2007 Stock Option Plan of Parent of $1.2 million and $0.3 million, respectively.  Purchase accounting adjustments of $0.5 and $0.1 million impacted the six months ended June 30, 2008 and month ended June 30, 2007, respectively.  Expenses during the five months ended May 31, 2007 include $1.2 million of expense related to our 2003 Stock Option Plan.  Selling, general and administrative expenses as a percentage of total revenue were 29.7%, 30.6% and 26.7% for the six months ended June 30, 2008, month ended June 30, 2007 and five months ended May 31, 2007, respectively.

Transaction and Related Costs

We incurred $26.9 million of expenses in connection with the Transaction during the five months ended May 31, 2007.

Interest Expense

Interest expense was $23.5, $3.8 and $13.8 million for the six months ended June 30, 2008, month ended June 30, 2007 and five months ended May 31, 2007, respectively.  Interest expense during the six months ended June 30, 2008 and month ended June 30, 2007 includes interest charges related to the increased debt issued in connection with the Transaction, partially offset by lower average interest rates.

Loss on Extinguishment of Debt

Loss on extinguishment of debt charges were $1.0 and $22.4 million during the month ended June 30, 2007 and five months ended May 31, 2007, respectively.  Loss on extinguishment during the month ended June 30, 2007 related to the purchase of a portion of our 10.125% Senior Notes.   Loss on extinguishment of debt during the five months ended May 31, 2007 included charges related to the termination of our amended credit agreement and related to the purchase of a portion of our 10.125% Senior Notes.

Income Taxes

Provision (benefit) for income taxes was $(5.9), $(1.6) and $0.5 million for the six months ended June 30, 2008, month ended June 30, 2007 and five months ended May 31, 2007, respectively.  The Company moved from a net deferred tax asset position prior to the Transaction, where tax expense related primarily to minimum state taxes due to valuation allowances established for net operating losses not recognized, to a net deferred tax liability position after the Transaction.  Management believes the valuation allowance is no longer necessary as we determined that it was more likely than not that the benefits of these deferred tax assets will be realized.

Net Loss

Net loss was $9.2, $2.5 and $47.5 million for the six months ended June 30, 2008, month ended June 30, 2007 and five months ended May 31, 2007, respectively.  Net loss for the six months ended June 30, 2008 and month ended June 30, 2007 was impacted by Transaction-related purchase accounting adjustments and interest associated with our debt, partially offset by strong revenues in our Medical Equipment Outsourcing Segment and income tax benefit.    Net loss for the five months ended May 31, 2007 was impacted by Transaction and related costs and loss on extinguishment of debt charges.

EBITDA

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was $51.1, $6.3 and $(10.3) million for the six months ended June 30, 2008, month ended June 30, 2007 and five months ended May 31, 2007, respectively.  EBITDA for the six months ended June 30, 2008 and month ended June 30, 2007 was negatively impacted by purchase accounting adjustments related to the Transaction and benefited from robust customer demand in our Medical Equipment Outsourcing segment.  EBITDA for the five months ended May 31, 2007 was negatively impacted by transaction and related costs and loss on extinguishment of debt.

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

	Six		Five
	Months	Month	Months
	Ended	Ended	Ended
	June 30,	June 30,	May 31,
	2008	2007	2007
(in thousands)	(Successor)	(Successor)	(Predecessor)
Net cash provided by (used in) operating activities	$28,271	$(26,013)	$34,318
Changes in operating assets and liabilities	3,248	30,249	(27,711)
Other non-cash expenses	1,947	(137)	(31,258)
Provision (benefit) for income taxes	(5,912)	(1,581)	492
Interest expense	23,497	3,800	13,829
EBITDA	$51,051	$6,318	$(10,330)

Supplemental Information:

(dollars in thousands)

	Six		Five
	Months	Month	Months
	Ended	Ended	Ended
	June 30,	June 30,	May 31,
	2008	2007	2007
	(Successor)	(Successor)	(Predecessor)
EBITDA	$51,051	$6,318	$(10,330)

Other Financial Data:
Net cash provided by (used in) operating activities	$28,271	$(26,013)	$34,318
Net cash used in investing activities	(42,903)	(337,689)	(48,060)
Net cash provided by financing activities	$14,983	$367,185	$13,742

Other Operating Data (as of end of period):
Medical equipment (approximate number of owned outsourcing units)	205,000	186,000	185,000
District offices	80	79	79
Number of outsourcing hospital customers	4,000	3,825	3,800
Number of total outsourcing customers	7,825	7,275	7,200

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

Net cash provided by (used in) operating activities was $28.3, $(26.0) and $34.3 million for the six months ended June 30, 2008, month ended June 30, 2007 and five months ended May 31, 2007, respectively.  Net cash used in operating activities for the month ended June 30, 2007 was negatively impacted by the payment of transaction and related costs.

Net cash used in investing activities was $42.9, $337.7 and $48.1 million for the six months ended June 30, 2008, month ended June 30, 2007 and five months ended May 31, 2007, respectively.  Net cash used in investing activities was impacted during the first six months of 2008 by an increase in capital expenditures for medical equipment related to robust demand in our Medical Equipment Outsourcing segment.  Net cash used in investing activities was impacted during the month ended June 30, 2007 by the acquisition of Universal Hospital Services, Inc., by Parent, resulting in a cash outlay of $335.1 million.  Net cash used in investing activities was impacted during the five months ended May 31, 2007 by the acquisition of the assets of the ICMS division of Intellamed, resulting in a cash outlay of $14.6 million.

Net cash provided by financing activities was $15.0, $367.2 and $13.7 million for the six months ended June 30, 2008, month ended June 30, 2007 and five months ended May 31, 2007, respectively.  Net cash provided by financing activities for the month ended June 30, 2007 was impacted by the issuance of $460.0 million of Notes and equity contributions of $239.8 million related to the Transaction partially offset by $266.9 million of cash outlays related to the purchase of a portion of our Senior Notes and the net payoff of our Amended Credit Agreement of $43.0 million.

Based on the level of operating performance expected in fiscal 2008, we believe our cash from operations, together with additional borrowings under our senior secured credit facility, will meet our liquidity needs for the foreseeable future, exclusive of any borrowings that we may make to finance potential acquisitions.  However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could be adversely affected.  As of June 30, 2008, we had $93.9 million of availability under our senior secured credit facility based on a borrowing base of $135.0 million, less borrowings of $40.0 million and after giving effect to $1.1 million used for letters of credit.  Our levels of borrowing are further restricted by the financial covenants set forth in our senior secured credit facility agreement and the second lien senior indenture governing our PIK Toggle Notes and Floating Rate Notes.  As of June 30, 2008, the Company was in compliance with all covenants under the senior secured credit facility.

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

Pursuant to the provisions of SFAS No. 157, the Company uses significant other observable inputs to value the derivative instrument used to hedge interest rate volatility. The fair market value, which is included as an interest rate swap liability on our balance sheets is as follows:

	June 30,	December 31,
(in thousands)	2008	2007
	(Successor)	(Successor)
Loss on swap contract	$13,411	$14,681

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s fiscal year that begins on or after December 15, 2008. Beginning January 1, 2009, we will apply the provisions of SFAS No. 141(R) to our accounting for applicable business combinations.

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

Interest Rates

We use both fixed and variable rate debt as sources of financing.  At June 30, 2008, we had approximately $518.3 million of total debt outstanding.  After taking into account the effect of our interest rate swap agreement, we had $40.0 million of debt bearing interest at variable rates approximating 4.3%.  Based on variable debt levels at June 30, 2008, a 1.0 percentage point change in interest rates on variable rate debt would have resulted in annual interest expense fluctuating approximately $0.4 million.

In June 2007, we entered into an interest rate swap agreement for $230.0 million, which has the effect of converting our $230.0 of Floating Rate Notes to fixed interest rates.  The effective date for the interest rate swap agreement was December 2007; the expiration date is May 2012.

The interest rate swap agreement qualifies for cash flow hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  Both at inception and on an on-going basis, we must perform an effectiveness test.  In accordance with SFAS No. 133, the fair value of the interest rate swap agreement at June 30, 2008 is included as a cash flow hedge on our balance sheet.  The change in fair value was recorded as a component of accumulated other comprehensive loss, net of tax, on our balance sheet since the instrument was determined to be an effective hedge at June 30, 2008.  We do not expect any amounts to be reclassified into current earnings in the future due to ineffectiveness.  As a result of our interest rate swap agreement, we expect the effective interest rate on our $230.0 million Floating Rate Notes to be 9.065% from December 2007 through May 2012.

Fuel Costs

We are also exposed to market risks related to changes in the price of gasoline used to fuel our fleet of delivery and sales vehicles.  A hypothetical 10% increase in the price of unleaded gasoline, assuming June 2008 gasoline usage levels, would lead to an annual increase in fuel costs of approximately $0.5 million.

As of June 30, 2008, we have no other material exposure to market risk.

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

(b)           Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2008, that have materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation arising out of operations in the normal course of business.  As of June 30, 2008, we were not a party to any pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results, financial position, or cash flows.

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

Date: August 13, 2008

Universal Hospital Services, Inc.

By	/s/ Gary D. Blackford
Gary D. Blackford,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

By	/s/ Rex T. Clevenger
Rex T. Clevenger,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)