Form 10-Q
period 2008-09-30
UNIVERSAL HOSPITAL SERVICES INC
filed 2008-11-12
CIK 886171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                                                              Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008

or

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

Yes   ☐       No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐       No ☒

Number of shares of common stock outstanding as of November 1, 2008:  1,000.0

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements – Unaudited

Universal Hospital Services, Inc.

Balance Sheets

(in thousands, except share and per share information)

(unaudited)

	September 30,	December 31,
	2008	2007
	(Successor)	(Successor)
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts of $1,850 at September 30, 2008 and $1,500 at December 31, 2007	$53,587	$51,379
Inventories	5,375	4,230
Deferred income taxes	5,738	5,636
Other current assets	2,958	2,426
Total current assets	67,658	63,671

Property and equipment, net:
Medical equipment, net	213,786	214,336
Property and office equipment, net	19,866	18,707
Total property and equipment, net	233,652	233,043

Other long-term assets:
Goodwill	282,311	282,913
Other intangibles, net	270,673	282,507
Other, primarily deferred financing costs, net	14,819	16,618
Total assets	$869,113	$878,752

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,059	$3,120
Book overdrafts	2,429	3,420
Accounts payable	18,155	16,518
Accrued compensation	10,019	13,527
Accrued interest	14,090	3,783
Other accrued expenses	9,220	7,645
Total current liabilities	56,972	48,013

Long-term debt, less current portion	500,854	494,215
Pension and other long-term liabilities	1,506	1,624
Interest rate swap	14,132	14,681
Payable to Parent	4,347	2,471
Deferred income taxes	83,473	94,053

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Additional paid-in capital	248,794	248,794
Accumulated deficit	(32,446)	(16,096)
Accumulated other comprehensive loss	(8,519)	(9,003)
Total shareholders’ equity	207,829	223,695
Total liabilities and shareholders’ equity	$869,113	$878,752

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Statements of Operations

(in thousands)

(unaudited)

	Three	Three
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2008	2007
	(Successor)	(Successor)
Revenue
Medical equipment outsourcing	$53,469	$49,988
Technical and professional services	11,174	11,098
Medical equipment sales and remarketing	6,336	4,097
Total revenues	70,979	65,183

Cost of Sales
Cost of medical equipment outsourcing	20,605	18,314
Cost of technical and professional services	8,066	8,158
Cost of medical equipment sales and remarketing	4,587	3,610
Medical equipment depreciation	15,809	14,116
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	49,067	44,198
Gross margin	21,912	20,985

Selling, general and administrative	21,276	20,741
Transaction and related costs	—	237
Operating income	636	7

Interest expense	11,526	11,231
Loss before income taxes	(10,890)	(11,224)

Benefit for income taxes	(3,780)	(4,317)
Net loss	$(7,110)	$(6,907)

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Statements of Operations

(in thousands)

(unaudited)

	Nine	Four	Five
	Months	Months	Months
	Ended	Ended	Ended
	September 30,	September 30,	May 31,
	2008	2007	2007
	(Successor)	(Successor)	(Predecessor)
Revenue
Medical equipment outsourcing	$168,721	$66,683	$84,855
Technical and professional services	34,588	14,728	14,800
Medical equipment sales and remarketing	14,798	5,374	7,867
Total revenues	218,107	86,785	107,522

Cost of Sales
Cost of medical equipment outsourcing	61,071	24,230	27,694
Cost of technical and professional services	25,411	10,684	10,124
Cost of medical equipment sales and remarketing	11,300	4,822	6,366
Medical equipment depreciation	46,438	18,748	18,512
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	144,220	58,484	62,696
Gross margin	73,887	28,301	44,826

Selling, general and administrative	64,906	27,345	28,692
Transaction and related costs	—	237	26,891
Operating income (loss)	8,981	719	(10,757)

Interest expense	35,023	15,031	13,829
Loss on extinguishment of debt	—	1,041	22,396
Loss before income taxes	(26,042)	(15,353)	(46,982)

Provision (benefit) for income taxes	(9,692)	(5,898)	492
Net loss	$(16,350)	$(9,455)	$(47,474)

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months	Four Months	Five Months
	Ended	Ended	Ended
	September 30,	September 30,	May 31,
	2008	2007	2007
	(Successor)	(Successor)	(Predecessor)
Cash flows from operating activities:
Net loss	$(16,350)	$(9,455)	$(47,474)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	52,629	21,465	21,625
Amortization of intangibles and deferred financing costs	13,639	6,185	1,913
Non-cash write-off of deferred financing cost	—	290	6,305
Tender premium for purchase of 10.125% senior notes	—	751	16,090
Provision for doubtful accounts	1,136	499	194
Provision for inventory obsolescence	313	107	256
Non-cash charges related to step-up in carrying value of inventory	—	200	—
Non-cash stock-based compensation expense	1,876	1,399	7,957
Loss (gain) on sales and disposals of equipment	1,224	540	(745)
Deferred income taxes	(9,968)	(5,993)	392
Changes in operating assets and liabilities:
Accounts receivable	(3,316)	(876)	(3,481)
Inventories	(1,458)	147	(252)
Other operating assets	(567)	(395)	643
Accounts payable	3,580	1,047	590
Other accrued expenses	8,257	(21,047)	30,305
Net cash provided by (used in) operating activities	50,995	(5,136)	34,318
Cash flows from investing activities:
Medical equipment purchases	(50,329)	(13,069)	(34,040)
Property and office equipment purchases	(3,197)	(1,565)	(1,720)
Proceeds from disposition of property and equipment	1,875	818	2,290
Acquisition of the ICMS division of Intellamed, Inc.	—	—	(14,590)
Acquisition of Universal Hospital Services, Inc. by Parent	—	(335,069)	—
Net cash used in investing activities	(51,651)	(348,885)	(48,060)
Cash flows from financing activities:
Proceeds under amended credit agreement	—	—	73,625
Payments under amended credit agreement	—	(74,550)	(42,075)
Proceeds under senior secured credit facility	73,850	22,475	—
Payments under senior secured credit facility	(69,025)	(22,475)	—
Payments of principal under capital lease obligations	(3,109)	(1,600)	(1,618)
Payment of deferred financing costs	(69)	(17,350)	—
Proceeds from issuance of bonds	—	460,000	—
Repayment of 10.125% senior notes	—	(250,055)	—
Tender premium for purchase of 10.125% senior notes	—	(751)	(16,090)
Cash equity contributions	—	239,754	—
Change in book overdrafts	(991)	(1,427)	(119)
Proceeds from issuance of common stock	—	—	19
Net cash provided by financing activities	656	354,021	13,742
Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at the beginning of period	—	—	—
Cash and cash equivalents at the end of period	$—	$—	$—

Supplemental cash flow information:
Interest paid	$22,904	$630	$17,599
Income taxes paid	$404	$48	$61
Non-cash activities:
Medical equipment purchases included in accounts payable	$6,900	$9,080	$5,103
Deferred financing costs included in accounts payable	$—	$270	$—
Capital lease additions	$4,862	$1,417	$2,142
Equity contributions from management shareholders	$—	$9,039	$—

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

Although the Company continued as the surviving legal entity after the Acquisition, the accompanying information presents our results preceding the Acquisition (“predecessor”) and the periods following the Acquisition (“successor”).  All references to the quarter and nine months ended September 30, 2008, quarter and four months ended September 30, 2007 refer to our successor results.  All references to the five months ended May 31, 2007 refer to our predecessor results.

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

The interim financial statements presented herein as of September 30, 2008, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  These adjustments are all of a normal, recurring nature.  The results of operations for any interim period are not necessarily indicative of results for the full year.

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

2.                                      Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss).  Other comprehensive income (loss) includes unrealized gains and losses from derivatives designated as cash flow hedges.  Other comprehensive loss is displayed separately on the balance sheets.  A reconciliation of net loss to comprehensive loss is provided below:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
(in thousands)	2008	2007
	(Successor)	(Successor)
Net loss	$(7,110)	$(6,907)
Unrealized loss on cash flow hedge	(433)	(6,049)
Comprehensive loss	$(7,543)	$(12,956)

	Nine Months	Four Months	Five Months
	Ended	Ended	Ended
	September 30,	September 30,	May 31,
(in thousands)	2008	2007	2007
	(Successor)	(Successor)	(Predecessor)
Net loss	$(16,350)	$(9,455)	$(47,474)
Unrealized gain (loss) on cash flow hedge	484	(8,508)	—
Comprehensive loss	$(15,866)	$(17,963)	$(47,474)

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

Pursuant to the provisions of SFAS No. 157, the Company uses significant other observable inputs to value the derivative instrument used to hedge interest rate volatility. The fair market value, which is included as an interest rate swap liability on our balance sheets, is as follows:

	September 30,	December 31,
(in thousands)	2008	2007
	(Successor)	(Successor)
Loss on swap contract	$14,132	$14,681

With respect to non-financial assets and liabilities, SFAS No. 157 is effective for the Company starting in fiscal 2009. We have not determined the impact of the adoption of SFAS No. 157, if any, as it pertains to non-financial assets and liabilities or on our financial statements.

Standards Issued Not Yet Adopted

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 expands disclosures but does not change accounting for derivative instruments and hedging activities.  Pursuant to the transition provisions of SFAS No. 161, the Company will adopt SFAS No. 161 in fiscal year 2009 and will present the required disclosures in the prescribed format on a prospective basis. SFAS No. 161 will not impact the Company’s financial statements as it is disclosure-only in nature.

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

•                  equity investments from Parent funded by BSMB/UHS L.P. and BSMB/UHS Co-Investment Partners (collectively, “Irving Place Capital”) in the amount of $238.9 million, management rollover of $9.0 million and management contributions of $0.9 million (on November 1, 2008, Bear Stearns Merchant Banking, commonly known as “BSMB”, which was affiliated with  Bear Stearns & Co. Inc., spun out into an independent firm and changed its name to “Irving Place Capital”);

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

•                  Irving Place Capital fee expensed of $6.5 million; and

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

In connection with the purchase price allocation, we estimated the fair values of our long-lived and intangible assets, inventories and liabilities based upon assumptions related to the future cash flows, discount rates and asset lives utilizing currently available information.  We have recorded purchase accounting adjustments to increase the carrying value of our property and equipment and inventory, to establish intangible assets for our customer relationships, supply agreement, trade names and trademarks, technology database, non-compete agreements, favorable lease commitments and to revalue our long-term benefit plan obligations, among other things.  We revised the preliminary purchase accounting adjustments during the fourth quarter of 2007 and during the second quarter of 2008 as additional information became available that was primarily related to the tax impact of our valuation analysis and the tax impact of the Transaction itself.  The final purchase accounting adjustments were as follows:

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

Options granted have a ten-year contractual term and vest over approximately six years.  Except for options issued to non-employee directors, half of the options have fixed vesting schedules and the other half of the options vest upon the achievement of established performance targets.  Options issued to non-employee directors vest on a fixed vesting schedule.  Upon a sale of Parent or the Company, all of the unvested options with fixed vesting schedules will vest and become exercisable, and the unvested options that vest upon the achievement of established performance targets will vest and become exercisable upon Irving Place Capital’s achievement of a certain internal rate of return on its investment in Parent, subject to certain conditions.  The shares issued to a grantee upon the exercise of such grantee’s options will be subject to certain restrictions on transferability as provided in the 2007 Stock Option Plan.  Grantees are subject to non-competition, non-solicitation and confidentiality requirements as set forth in their respective stock option grant agreements.  Forfeited options are available for future issue.

During the nine months ended September 30, 2008, activity under Parent’s 2007 Stock Option Plan was as follows:

(in thousands except exercise price)	Number of Options	Weighted average exercise price
Outstanding at December 31, 2007	36,490	$1.00
Granted	955	1.00
Exercised	—
Forfeited or expired	(614)	$1.00

Outstanding at September 30, 2008	36,831	$1.00

Exercisable at September 30, 2008	5,829	$1.00

Remaining authorized options available for issue	7,074

Our Parent’s compensation committee determined the exercise price for options issued during fiscal 2008 by reference to the recent per share valuation of the Parent resulting from the Transaction as detailed below and by reference to a peer group of companies’ Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) multiple valuation.  The exercise price was approved by Parent’s board of directors.

(in thousands, except per share amount)

Equity Contribution at May 31, 2007 from Irving Place Capital and UHS Management to Parent	$248,794

Parent shares issued and outstanding at May 31, 2007	248,794

Per share Parent valuation at May 31, 2007	$1.00

We determine the fair value of options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on a straight-line basis over the options’ vesting periods. The following assumptions were used in determining the fair value of stock options granted during the nine months ended September 30, 2008, under the Black-Scholes model:

Risk-free interest rate	2.9%
Expected volatility	30.50%
Dividend Yield	None
Expected option term (years)	6.6

Using the Black-Scholes option pricing model, the per share fair value of options issued during the nine months ended September 30, 2008 was $0.37.  Expected volatility is based on an independent valuation of the stock of companies within our peer group.  Given the lack of a true comparable company, the peer group consists of selected public health care companies representing our suppliers, customers and competitors within certain product lines.  The risk free-interest rate is based on the U.S. Treasury yield curve in effect at the grant date based on the expected option life.  The 6.6 year expected option life represents the result of the “simplified” method applied to “plain vanilla” options granted during the period, as provided within Staff Accounting Bulletin No. 110.  Parent used the simplified method as Parent does not have sufficient historical exercise experience to provide a basis upon which to estimate the expected term.

Although Parent grants stock options, the Company recognizes compensation expense related to these options since the services are performed for its benefit.  For the three and nine months ended September 30, 2008, we recognized non-cash stock compensation expense of $0.6 million and $1.9 million, respectively.  For the three and four months ended September 30, 2007, we recognized non-cash stock compensation expense of $1.0 million and $1.4 million, respectively.  Non-cash stock compensation expense is primarily included in selling, general and administrative expenses.  At September 30, 2008, unearned non-cash stock-based compensation that we expect to recognize as expense over the next 4.3 years totals approximately $10.1 million, net of our estimated forfeitures of 3.00%.

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

6.                                      Long-Term Debt

Long-term debt consists of the following:

	September 30,	December 31,
(in thousands)	2008	2007
	(Successor)	(Successor)
PIK Toggle Notes	$230,000	$230,000
Floating Rate Notes	230,000	230,000
Senior secured credit facility	24,300	19,475
10.125% Senior Notes	9,945	9,945
Capital lease obligations	9,668	7,915
	503,913	497,335
Less: Current portion of long-term debt	(3,059)	(3,120)
Total long-term debt	$500,854	$494,215

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

For any interest payment period through June 1, 2011, the Company may, at its option, elect to pay interest on the PIK Toggle Notes entirely in cash (“Cash Interest”), entirely by increasing the principal amount of the outstanding PIK Toggle Notes, by issuing additional PIK Toggle Notes (“PIK Interest”) or 50% Cash Interest and 50% PIK Interest.  Cash Interest on the PIK Toggle Notes accrues at the rate of 8.50% per annum.  PIK Interest on the PIK Toggle Notes accrues at the rate of 9.25% per annum.  After June 1, 2011, the Company is required to make all interest payments on the PIK Toggle Notes entirely as Cash Interest.  All PIK Toggle Notes mature on June 1, 2015.  Interest on the PIK Toggle Notes is payable semiannually in arrears on each June 1 and December 1, commencing on December 1, 2007.  As of September 30, 2008, we intend to make future payments in the form of Cash Interest.

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

Floating Rate Notes.  On May 31, 2007, Merger Sub issued $230.0 million aggregate original principal amount of Floating Rate Notes under the Second Lien Senior Indenture.  Interest on the Floating Rate Notes is reset for each semi-annual interest period and is calculated at the current LIBOR rate plus 3.375%.  At September 30, 2008, our LIBOR-based rate was 6.303%, which includes the credit spread noted above.  Interest on the Floating Rate Notes is payable semiannually, in arrears, on each June 1 and December 1.  At the closing of the Transaction, as the surviving corporation in the Acquisition, we assumed all the obligations of Merger Sub under the Second Lien Senior Indenture.  The Floating Rate Notes mature on June 1, 2015.

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

The interest rate swap agreement qualifies for cash flow hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  Both at inception and on an on-going basis, we must perform an effectiveness test.  In accordance with SFAS No. 133, the fair value of the interest rate swap agreement at September 30, 2008 is included as an interest rate swap liability on our balance sheet.  The change in fair value was recorded as a component of accumulated other comprehensive loss, net of tax, on our balance sheet since the instrument was determined to be an effective hedge at September 30, 2008.  We do not expect any amounts to be reclassified into current earnings in the future due to ineffectiveness.  As a result of our interest rate swap agreement, we expect the effective interest rate on our $230.0 million Floating Rate Notes to be 9.065% from December 2007 through May 2012.

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

•                  effectively junior to our senior secured credit facility and other obligations that are secured by first priority liens on the collateral securing the Notes or that are secured by a lien on assets that are not part of the collateral securing the Notes, in each case, to the extent of the value of such collateral or assets; and

•                  structurally subordinate to any indebtedness and other liabilities (including trade payables) of any of our future subsidiaries that are not guarantors.

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

Senior Secured Credit Facility.  In connection with the Transaction, the Company and Parent entered into a new first lien senior secured asset-based revolving credit facility providing for loans in an amount of up to $135.0 million pursuant to a credit agreement, dated as of May 31, 2007, with a group of financial institutions (the “senior secured credit facility”).  The senior secured credit facility is available for working capital and general corporate purposes, including permitted investments, capital expenditures and debt repayments, on a fully revolving basis, subject to the terms and conditions set forth in the credit agreement and related documentation in the form of revolving loans, swing line loans and letters of credit.

The senior secured credit facility provides financing of up to $135.0 million, subject to a borrowing base calculated on the basis of certain of our eligible accounts receivable, inventory and equipment.  As of September 30, 2008, we had $109.3 million of availability under the senior secured credit facility based on a borrowing base of $135.0 million, less borrowings of $24.3 million, and after giving effect to $1.4 million used for letters of credit.

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

Borrowings under the senior secured credit facility accrue interest on a predetermined grid, which at September 30, 2008 was:

•                  at a per annum rate equal to 0.75% above the rate announced from time to time by the agent as the “prime rate” payable quarterly in arrears; and

•                  at a per annum rate equal to 1.75% above the adjusted LIBOR rate used by the agent payable monthly in arrears.

At September 30, 2008, our prime-based rate was 5.750% and our LIBOR-based rate was 4.236%, each of which include the credit spreads noted above.

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

•                  change our line of business; and

•                  enter into hedging transactions.

The senior secured credit facility also contains a financial covenant that is calculated if the available borrowing capacity is less than $15.0 million for a certain period.  Such covenant consists of a minimum ratio of trailing four-quarter Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) to cash interest expense, as defined in the credit agreement.

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

8.                                      Related Party Transactions

In the ordinary course of business, we entered into an operating lease for our Minneapolis, Minnesota district office with Ryan Companies US, Inc. (“Ryan”), which began on May 1, 2007.  On November 29, 2007, we added a new member to our board of directors who is also a director of Ryan.  During the first nine months of 2008, we made rent payments to a Ryan affiliate totaling $231,000.

On April 1, 2008, we added three new independent directors to our Board of Directors.  One of our new directors also is a director of Broadlane, Inc. (“Broadlane”), a health care group purchasing organization that serves many of our customers.  During the six months ended September 30, 2008, we paid Broadlane approximately $291,000 in administrative fees.  On September 30, 2008, accounts payable includes approximately $46,000 in amounts due to Broadlane.

The Company believes that the aforementioned arrangements and relationships were provided in the ordinary course of business at prices and on terms similar to those that would result from arm’s length negotiation between unrelated parties.

9.                                      Segment Information

Our reporting segments consist of Medical Equipment Outsourcing, Technical and Professional Services, and Medical Equipment Sales and Remarketing. Certain operating information for our segments as well as a reconciliation of total Company gross margin to loss before income tax was as follows:

Medical Equipment Outsourcing

(in thousands)

	Quarter-to-Date		Year-to-Date
	Three Months		Nine Months	Four Months	Five Months
	Ended		Ended	Ended	Ended
	September 30,		September 30,	September 30,	May 31,
	2008	2007	2008	2007	2007
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
Revenues	$53,469	$49,988	$168,721	$66,683	$84,855
Cost of revenue	20,605	18,314	61,071	24,230	27,694
Medical equipment depreciation	15,809	14,116	46,438	18,748	18,512
Gross margin	$17,055	$17,558	$61,212	$23,705	$38,649

Technical and Professional Services

(in thousands)

	Quarter-to-Date		Year-to-Date
	Three Months		Nine Months	Four Months	Five Months
	Ended		Ended	Ended	Ended
	September 30,		September 30,	September 30,	May 31,
	2008	2007	2008	2007	2007
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
Revenues	$11,174	$11,098	$34,588	$14,728	$14,800
Cost of revenue	8,066	8,158	25,411	10,684	10,124
Gross margin	$3,108	$2,940	$9,177	$4,044	$4,676

Medical Equipment Sales and Remarketing

(in thousands)

	Quarter-to-Date		Year-to-Date
	Three Months		Nine Months	Four Months	Five Months
	Ended		Ended	Ended	Ended
	September 30,		September 30,	September 30,	May 31,
	2008	2007	2008	2007	2007
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
Revenues	$6,336	$4,097	$14,798	$5,374	$7,867
Cost of revenue	4,587	3,610	11,300	4,822	6,366
Gross margin	$1,749	$487	$3,498	$552	$1,501

Total Gross Margin and Reconciliation to Loss Before Income Tax

(in thousands)

	Quarter-to-Date		Year-to-Date
	Three Months		Nine Months	Four Months	Five Months
	Ended		Ended	Ended	Ended
	September 30,		September 30,	September 30,	May 31,
	2008	2007	2008	2007	2007
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
Total gross margin	$21,912	$20,985	$73,887	$28,301	$44,826
Selling, general and administrative	21,276	20,741	64,906	27,345	28,692
Transaction and related costs	—	237	—	237	26,891
Interest expense	11,526	11,231	35,023	15,031	13,829
Loss on extinguishment of debt	—	—	—	1,041	22,396
Loss before income tax	$(10,890)	$(11,224)	$(26,042)	$(15,353)	$(46,982)

10.                               Pension Plan

The components of net periodic pension costs are as follows:

	Quarter-to-Date		Year-to-Date
	Three Months	Three Months	Nine Months	Four Months	Five Months
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	May 31,
(in thousands)	2008	2007	2008	2007	2007
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
Interest cost	$258	$255	$774	$340	$421
Expected return on plan assets	(308)	(295)	(923)	(393)	(452)
Recognized net actuarial loss	—	—	—	—	73
Service cost	—	—	—	—	—
Net periodic cost (benefit)	$(50)	$(40)	$(149)	$(53)	$42

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

BUSINESS OVERVIEW

Our Company

Universal Hospital Services, Inc. (the “Company,” “UHS,” “we,” “our,” or “us”) is a leading nationwide provider of medical equipment outsourcing and lifecycle services to the United States health care industry. Our customers include national, regional and local acute care hospitals, alternate site providers (such as nursing homes and home care providers) and medical equipment manufacturers.  Our diverse medical equipment outsourcing customer base includes more than 4,050 acute care hospitals and approximately 3,925 alternate site providers.  We also have relationships with more than 200 medical equipment manufacturers and many of the nation’s largest group purchasing organizations (“GPOs”) and integrated delivery networks (“IDNs”).  All of our services leverage our nationwide network of offices and our more than 65 years of experience managing and servicing all aspects of medical equipment.  Our fees are paid directly by our customers rather than from direct reimbursement from third-party payors, such as private insurers or Medicare and Medicaid.  We commenced operations in 1939, originally incorporated in Minnesota in 1954 and reincorporated in Delaware in 2001.

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

Although the Company continued as the surviving legal entity after the Acquisition, the accompanying information presents our results preceding the Acquisition (“predecessor”) and the periods following the Acquisition (“successor”).  All references to the three and nine months ended September 30, 2008 and three and four months ended September 30, 2007 refer to our successor results.  All references to the five months ended May 31, 2007 refer to our predecessor results.

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

We present the non-Generally Accepted Accounting Principals (“GAAP”) financial measure gross margin, before purchase accounting adjustments, because we use this measure to monitor and evaluate the performance of our business and believe that the presentation of this measure will enhance users’ ability to analyze trends in our business and evaluate our performance relative to other companies in our industry.  A reconciliation of the non-GAAP financial measure to its equivalent GAAP measure is included in the respective tables.

Medical Equipment Outsourcing Segment - Manage & Utilize

Our flagship business is our Medical Equipment Outsourcing segment, which accounted for $53.5 million, or approximately 75.3% of our revenues for the quarter ended September 30, 2008 and $168.7 million, or approximately 77.3% of our revenues for the nine months ended September 30, 2008.  As of September 30, 2008, we owned and managed approximately 229,000 pieces of medical equipment, primarily in the categories of respiratory therapy, newborn care, critical care, patient monitors, specialty beds, pressure area management and wound therapy.  Historically, we have purchased and owned directly the equipment used in our medical equipment outsourcing programs.  Beginning in 2007, the Company entered into revenue sharing agreements with two key manufacturers of equipment where the manufacturers retain ownership of the equipment, but UHS takes possession and manages the rental of the equipment to customers.  The Company may enter into more of such arrangements in the future.  Such arrangements are less capital-intensive for the Company.

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

Technical and Professional Services Segment - Plan & Acquire; Maintain & Repair

Our Technical and Professional Services segment accounted for $11.2 million, or approximately 15.8% of our revenues for the quarter ended September 30, 2008 and $34.6 million, or approximately 15.9% of our revenues for the nine months ended September 30, 2008.  We leverage our more than 65 years of experience and our extensive equipment database in repairing and maintaining medical equipment.  We offer a broad range of inspection, preventative maintenance, repair, logistic and consulting services through our team of approximately 350 technicians and professionals located in our nationwide network of district offices and service centers.  Our technical and professional service offerings are less capital-intensive than our Medical Equipment Outsourcing segment, and provide a complementary alternative for customers that wish to own their medical equipment, but lack the expertise, funding or scale to perform maintenance, repair and analytical functions.  As part of our strategy to grow our Technical and Professional Services segment, we acquired the assets of the ICMS division of Intellamed, Inc. (“Intellamed”) on April 1, 2007.

Medical Equipment Sales and Remarketing Segment - Redeploy & Remarket

Our Medical Equipment Sales and Remarketing segment accounted for $6.3 million, or approximately 8.9% of our revenues for the quarter ended September 30, 2008 and $14.8 million, or approximately 6.8% of our revenues for the nine months ended September 30, 2008.  This segment includes three business activities:

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

RESULTS OF OPERATIONS

The following discussion addresses:

•                  our financial condition as of September 30, 2008;

•                  the results of operations for the quarters ended September 30, 2008 and 2007;

•                  the results of operations for the nine months ended September 30, 2008, four months ended September 30, 2007 and five months ended May 31, 2007; and

•                  the cash flows for the nine months ended September 30, 2008, four months ended September 30, 2007 and five months ended May 31, 2007.

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

	Quarter-to-Date
	Percent of Total Revenues
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,	Percent
	2008	2007	Increase
	(Successor)	(Successor)	(Decrease)
Revenue
Medical equipment outsourcing	75.3%	76.7%	7.0%
Technical and professional services	15.8	17.0	0.7
Medical equipment sales and remarketing	8.9	6.3	54.6
Total revenues	100.0%	100.0%	8.9

Cost of Revenue
Cost of medical equipment outsourcing	29.0	28.1	12.5
Cost of technical and professional services	11.4	12.5	(1.1)
Cost of medical equipment sales and remarketing	6.5	5.5	27.1
Movable medical equipment depreciation	22.2	21.7	12.0
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	69.1	67.8	11.0
Gross margin	30.9	32.2	4.4

Selling, general and administrative	30.0	31.8	2.6
Transaction and related costs	—	0.4	*
Operating income	0.9	—	*

Interest expense	16.2	17.2	2.6
Loss before income taxes	(15.3)	(17.2)	(3.0)

Benefit for income taxes	(5.3)	(6.6)	(12.4)
Net loss	(10.0)%	(10.6)%	2.9%

* Not Meaningful

	Year-to-Date
	Percent of Total Revenues
	Nine Months	Four Months	Five Months
	Ended	Ended	Ended
	September 30,	September 30,	May 31,
	2008	2007	2007
	(Successor)	(Successor)	(Predecessor)
Revenue
Medical equipment outsourcing	77.3%	76.8%	78.9%
Technical and professional services	15.9	17.0	13.8
Medical equipment sales and remarketing	6.8	6.2	7.3
Total revenues	100.0%	100.0%	100.0%

Cost of Revenue
Cost of medical equipment outsourcing	28.0	27.9	25.8
Cost of technical and professional services	11.6	12.3	9.4
Cost of medical equipment sales and remarketing	5.2	5.6	5.9
Movable medical equipment depreciation	21.3	21.6	17.2
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	66.1	67.4	58.3
Gross margin	33.9	32.6	41.7

Selling, general and administrative	29.8	31.5	26.7
Transaction and related costs	—	0.3	25.0
Operating income (loss)	4.1	0.8	(10.0)

Interest expense	16.1	17.3	12.9
Loss on extinguishment of debt	—	1.2	20.8
Loss before income taxes	(11.9)	(17.7)	(43.7)

Provision (benefit) for income taxes	(4.4)	(6.8)	0.5
Net loss	(7.5)%	(10.9)%	(44.2)%

Results of Operations for the Three Months Ended September 30, 2008 (successor) compared to the Three Months Ended September 30, 2007 (successor)

Medical Equipment Outsourcing Segment – Manage & Utilize

(in thousands)

	Three Months Ended
	September 30,
	2008	2007	Change	% Change
	(Successor)	(Successor)
Total revenue	$53,469	$49,988	$3,481	7.0%
Cost of revenue	20,605	18,314	2,291	12.5
Medical equipment depreciation	15,809	14,116	1,693	12.0
Gross margin	$17,055	$17,558	$(503)	(2.9)

Gross margin %	31.9%	35.1%

Gross margin	$17,055	$17,558	$(503)	(2.9)
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of medical equipment	4,937	4,211	726	17.2
Gross margin, before purchase accounting adjustments	$21,992	$21,769	$223	1.0%

Gross margin %, before purchase accounting adjustments	41.1%	43.5%

Total revenue in the Medical Equipment Outsourcing segment increased $3.5 million, or 7.0%, to $53.5 million in the third quarter of 2008 as compared to the same period of 2007.  This increase was driven by organic and competitive takeaway in our acute care and AMPP customer base and incremental business from new and existing technology, either owned or managed.

Total cost of revenue in the segment increased $2.3 million, or 12.5%, to $20.6 million in the third quarter of 2008 as compared to the same period of 2007.  This increase is primarily attributable to increased employee, freight and auto related expenses, a portion of which relates to building our infrastructure for new business opportunities.

Medical equipment depreciation increased $1.7 million, or 12.0%, to $15.8 million in the third quarter of 2008 as compared to the same period of 2007.  Medical equipment depreciation for the quarters ended September 30, 2008 and 2007 includes $3.8 million and $2.8 million, respectively, of purchase accounting adjustments.

Gross margin percentage for the Medical Equipment Outsourcing segment decreased from 35.1% in the third quarter of 2007 to 31.9% for the third quarter of 2008.  The decrease is primarily attributable to increased costs due to the higher level of revenues and increased depreciation expense.

Gross margin percentage, before purchase accounting adjustments, decreased from 43.5% in the third quarter of 2007 to 41.1% in the third quarter of 2008.

Technical and Professional Services Segment – Plan & Acquire; Maintain & Repair

(in thousands)

	Three Months Ended
	September 30,
	2008	2007	Change	% Change
	(Successor)	(Successor)
Total revenue	$11,174	$11,098	$76	0.7%
Cost of revenue	8,066	8,158	(92)	(1.1)
Gross margin	$3,108	$2,940	$168	5.7

Gross margin %	27.8%	26.5%

Gross margin	$3,108	$2,940	$168	5.7
Purchase accounting adjustments, primarily non-cash charges related to favorable lease commitments	6	7	(1)	(8.4)
Gross margin, before purchase accounting adjustments	$3,114	$2,947	$167	5.7%

Gross margin %, before purchase accounting adjustments	27.9%	26.5%

Total revenue in the Technical and Professional Services segment increased $0.1 million, or 0.7%, to $11.2 million in the third quarter of 2008 as compared to the same period of 2007.

Total cost of revenue in the segment declined $0.1 million, or 1.1%, to $8.1 million for third quarter of 2008 as compared to the same period of 2007.

Gross margin percentage for the Technical and Professional Services segment increased from 26.5% for the third quarter of 2007 to 27.8% for the third quarter of 2008.  Gross margin percentage will fluctuate based on the variability of third party vendor expenses in our Customized Healthcare Asset Management Programs and supplemental service programs.

Medical Equipment Sales and Remarketing Segment – Redeploy & Remarket

(in thousands)

	Three Months Ended
	September 30,
	2008	2007	Change	% Change
	(Successor)	(Successor)
Total revenue	$6,336	$4,097	$2,239	54.6%
Cost of revenue	4,587	3,610	977	27.1
Gross margin	$1,749	$487	$1,262	259.1

Gross margin %	27.6%	11.9%

Gross margin	$1,749	$487	$1,262	259.1
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of inventories and medical equipment	191	380	(189)	(49.8)
Gross margin, before purchase accounting adjustments	$1,940	$867	$1,073	123.7%

Gross margin %, before purchase accounting adjustments	30.6%	21.2%

Total revenue in the Medical Equipment Sales and Remarketing segment increased $2.2 million, or 54.6%, to $6.3 million in the third quarter of 2008 as compared to the same period of 2007.  The increase was primarily driven by new equipment sales of $1.5 million during the third quarter of 2008.

Total cost of revenue in the segment increased $1.0 million, or 27.1%, to $4.6 million in the third quarter of 2008 as compared to the same period of 2007.  The increase was primarily due to an increase in the cost of new equipment sold of $0.8 million.  During the quarters ended September 30, 2008 and 2007, purchase accounting adjustments related to medical equipment and inventory impacted cost of revenue by $0.2 million and $0.4 million, respectively.

Gross margin percentage for the Medical Equipment Sales and Remarketing segment increased from 11.9% in the third quarter of 2007 to 27.6% for the same period of 2008.  Purchase accounting adjustments negatively impacted gross margin percentage for the quarters ended September 30, 2008 and 2007.  Margins and activity in this segment will fluctuate based on the transactional nature of the business.

Gross margin percentage, before purchase accounting adjustments, for the Medical Equipment Sales and Remarketing segment increased from 21.2% in the third quarter of 2007 to 30.6% for the same period of 2008.

Selling, General and Administrative, Transaction and Related Costs and Interest Expense

(in thousands)

	Three Months Ended
	September 30,
	2008	2007	Change	% Change
	(Successor)	(Successor)
Selling, general and administrative	$21,276	$20,741	$535	2.6%
Transaction and related costs	—	237	(237)	*
Interest expense	11,526	11,231	295	2.6%

* Not Meaningful

Selling, General and Administrative

Selling, general and administrative expenses increased $0.5 million, or 2.6%, to $21.3 million for the third quarter of 2008 as compared to the same period of 2007.  Selling, general and administrative expenses consist primarily of employee-related expenses, professional fees, occupancy charges, bad debt expense and depreciation and amortization.  Expenses during the three months ended September 30, 2008 and 2007 include $4.0 million and $3.8 million, respectively, of charges related to the amortization of our intangible assets which were recorded at fair value in connection with the Transaction and non-cash stock-based compensation expense related to the 2007 Stock Option Plan of Parent of $0.6 million and $1.0 million, respectively.  Purchase accounting adjustments of $0.3 million impacted each of the three month periods ended September 30, 2008 and 2007, respectively.  Selling, general and administrative expenses as a percentage of total revenue were 30.0% and 31.8% for the quarters ended September 30, 2008 and 2007, respectively.

Transaction and Related Costs

We incurred $0.2 million of expenses in connection with the Transaction during the quarter ended September 30, 2007.

Interest Expense

Interest expense increased $0.3 million, or 2.6%, to $11.5 million during the third quarter of 2008 as compared to the same period of 2007.  The increase was primarily driven by increased levels of outstanding debt on our senior secured credit facility.

Income Taxes

Benefit for income taxes was $3.8 and $4.3 million for the quarters ended September 30, 2008 and 2007, respectively.  The Company moved from a net deferred tax asset position prior to the Transaction, where tax expense related primarily to minimum state taxes due to valuation allowances established for net operating losses not recognized, to a net deferred tax liability position after the Transaction.  Management believes the valuation allowance is no longer necessary as we determined that it was more likely than not that the benefits of these deferred tax assets will be realized.

Net Loss

Net loss increased $0.2 million, or 2.9%, to $7.1 million in the third quarter of 2008 as compared to the same period of 2007.  The increase primarily resulted from higher selling, general and administrative expenses and interest expense of $0.5 and $0.3 million, respectively; reduced income tax benefit of $0.5 million; partially offset by an increased gross margin of $0.9 million and a reduction in transaction and related expenses of $0.2 million.

Results of Operations for the Nine Months Ended September 30, 2008 (successor) compared to the Four Months Ended September 30, 2007 (successor) and Five Months Ended May 31, 2007 (predecessor)

Medical Equipment Outsourcing Segment – Manage & Utilize

(in thousands)

	Nine Months	Four Months	Five Months
	Ended	Ended	Ended
	September 30,	September 30,	May 31,
	2008	2007	2007
	(Successor)	(Successor)	(Predecessor)
Total revenue	$168,721	$66,683	$84,855
Cost of revenue	61,071	24,230	27,694
Medical equipment depreciation	46,438	18,748	18,512
Gross margin	$61,212	$23,705	$38,649

Gross margin %	36.3%	35.5%	45.5%

Gross margin	$61,212	$23,705	$38,649
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of medical equipment	12,703	5,721	—
Gross margin, before purchase accounting adjustments	$73,915	$29,426	$38,649

Gross margin %, before purchase accounting adjustments	43.8%	44.1%	45.5%

Total revenue in the Medical Equipment Outsourcing segment was $168.7, $66.7 and $84.9 million for the nine months ended September 30, 2008, four months ended September 30, 2007 and five months ended May 31, 2007, respectively.  During the nine months ended September 30, 2008, we were successful in adding approximately 525 outsourcing customers through organic and competitive takeaway in our acute care and AMPP customer base and also generated incremental business from new and existing technology in our fleet.

Total cost of revenue in the segment was $61.1, $24.2 and $27.7 million for the nine months ended September 30, 2008, four months ended September 30, 2007 and five months ended May 31, 2007, respectively.  Cost of revenue in this segment relates primarily to employee-related expenses, equipment repair and maintenance charges related to our medical equipment fleet, occupancy and freight charges.  Cost of revenue for the nine months ended September 30, 2008 and four months ended September 30, 2007 includes $0.8 million and $0.6 million, respectively, of charges relating to loss on disposal of equipment which was revalued in conjunction with the Transaction.  During the nine months ended September 30, 2008, we experienced strong rental demand from new and existing customers and incurred additional repair and maintenance and other expenses associated with increased rental activity, as well as incremental costs related to building infrastructure for new business opportunities.

Medical equipment depreciation was $46.4, $18.7 and $18.5 million for the nine months ended September 30, 2008, four months ended September 30, 2007 and five months ended May 31, 2007, respectively.  During the nine months ended September 30, 2008, we experienced increased medical equipment purchases to meet customer demand.  Medical equipment depreciation for the nine months ended September 30, 2008 and four months ended September 30, 2007 includes $11.7 million and $5.0 million, respectively, of charges relating to purchase accounting adjustments.

Gross margin percentage for the Medical Equipment Outsourcing segment was 36.3%, 35.5% and 45.5% for the nine months ended September 30, 2008, four months ended September 30, 2007 and five months ended May 31, 2007, respectively.  Gross margin percentage for the nine months ended September 30, 2008 and four months ended September 30, 2007 was negatively impacted by purchase accounting adjustments relating primarily to our medical equipment fleet.

Gross margin percentage, before purchase accounting adjustments was 43.8%, 44.1% and 45.5% for the nine months ended September 30, 2008, four months ended September 30, 2007 and five months ended May 31, 2007, respectively.

Technical and Professional Services Segment – Plan & Acquire; Maintain & Repair

(in thousands)

	Nine Months	Four Months	Five Months
	Ended	Ended	Ended
	September 30,	September 30,	May 31,
	2008	2007	2007
	(Successor)	(Successor)	(Predecessor)
Total revenue	$34,588	$14,728	$14,800
Cost of revenue	25,411	10,684	10,124
Gross margin	$9,177	$4,044	$4,676

Gross margin%	26.5%	27.5%	31.6%

Gross margin	$9,177	$4,044	$4,676
Purchase accounting adjustments, primarily non-cash charges related to favorable lease commitments	21	12	—
Gross margin, before purchase accounting adjustments	$9,198	$4,056	$4,676

Gross margin%, before purchase accounting adjustments	26.6%	27.5%	31.6%

Total revenue in the Technical and Professional Services segment was $34.6, $14.7 and $14.8 million for the nine months ended September 30, 2008, four months ended September 30, 2007 and five months ended May 31, 2007, respectively.  Revenue for the nine months ended September 30, 2008 benefited from our acquisition of the assets of the ICMS division of Intellamed on April 1, 2007 and increased manufacturer service activity, partially offset by continued sales force attention on converting new customers in our Medical Equipment Outsourcing segment as well as selected contract terminations.

Total cost of revenue in the segment was $25.4, $10.7 and $10.1 million for the nine months ended September 30, 2008, four months ended September 30, 2007 and five months ended May 31, 2007, respectively.  Cost of revenue consists primarily of employee-related expenses, vendor expenses and occupancy charges.  Cost of revenue for the nine months ended September 30, 2008 and four months ended September 30, 2007 include additional employee-related and vendor expenses related primarily to our acquisition of the assets of the ICMS division of Intellamed on April 1, 2007.

Gross margin percentage for the Technical and Professional Services segment was 26.5%, 27.5% and 31.6% for the nine months ended September 30, 2008, four months ended September 30, 2007 and five months ended May 31, 2007, respectively.  The decline for the nine months ended September 30, 2008 is primarily attributable to lower gross margin percentage results from the customers acquired through the acquisition of the assets of the ICMS division of Intellamed.

Medical Equipment Sales and Remarketing Segment – Redeploy & Remarket

(in thousands)

	Nine Months	Four Months	Five Months
	Ended	Ended	Ended
	September 30,	September 30,	May 31,
	2008	2007	2007
	(Successor)	(Successor)	(Predecessor)
Total revenue	$14,798	$5,374	$7,867
Cost of revenue	11,300	4,822	6,366
Gross margin	$3,498	$552	$1,501

Gross margin%	23.6%	10.3%	19.1%

Gross margin	$3,498	$552	$1,501
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of inventories and medical equipment	669	523	—
Gross margin, before purchase accounting adjustments	$4,167	$1,075	$1,501

Gross margin%, before purchase accounting adjustments	28.2%	20.0%	19.1%

Total revenue in the Medical Equipment Sales and Remarketing segment was $14.8, $5.4 and $7.9 million for the nine months ended September 30, 2008, four months ended September 30, 2007 and five months ended May 31, 2007, respectively.

Total cost of revenue in the segment was $11.3, $4.8 and $6.4 million for the nine months ended September 30, 2008, four months ended September 30, 2007 and five months ended May 31, 2007, respectively. Cost of revenue in this segment consists primarily of cost of inventory and equipment sold and occupancy charges.  During the nine months ended September 30, 2008 and four months ended September 30, 2007, purchase accounting adjustments related to medical equipment and inventory impacted cost of revenue by $0.7 million and $0.5 million, respectively.

Gross margin percentage for the Medical Equipment Sales and Remarketing segment was 23.6%, 10.3% and 19.1% for the nine months ended September 30, 2008, four months ended September 30, 2007 and five months ended May 31, 2007, respectively.  Purchase accounting adjustments negatively impacted gross margin percentage for the nine months ended September 30, 2008 and four months ended September 30, 2007.  Margins and activity in this segment will fluctuate based on the transactional nature of the business.

Gross margin percentage, before purchase accounting adjustments, for the Medical Equipment Sales and Remarketing segment was 28.2%, 20.0% and 19.1% for the nine months ended September 30, 2008, four months ended September 30, 2007 and five months ended May 31, 2007, respectively.

Selling, General and Administrative, Transaction and Related Costs and Interest Expense

(in thousands)

	Nine Months	Four Months	Five Months
	Ended	Ended	Ended
	September 30,	September 30,	May 31,
	2008	2007	2007
	(Successor)	(Successor)	(Predecessor)
Selling, general and administrative	$64,906	$27,345	$28,692
Transaction and related costs	—	237	26,891
Interest expense	35,023	15,031	13,829
Loss on extinguishment of debt	—	1,041	22,396

Selling, General and Administrative

Selling, general and administrative expenses were $64.9, $27.3 and $28.7 million for the nine months ended September 30, 2008, four months ended September 30, 2007 and five months ended May 31, 2007, respectively. Selling, general and administrative expenses consist primarily of employee-related expenses, professional fees, occupancy charges, bad debt expense and depreciation and amortization.  Expenses during the nine months ended September 30, 2008 and four months ended September 30, 2007 include $11.8 million and $5.4 million, respectively, of charges related to the amortization of our intangible assets which were recorded at fair value in connection with the Transaction and non-cash stock-based compensation expense related to the 2007 Stock Option Plan of Parent of $1.9 million and $1.4 million, respectively.  Purchase accounting adjustments of $0.8 and $0.3 million impacted the nine months ended September 30, 2008 and four months ended September 30, 2007, respectively.  Expenses during the five months ended May 31, 2007 include $1.2 million of expense related to our 2003 Stock Option Plan.  Selling, general and administrative expenses as a percentage of total revenue were 29.8%, 31.5% and 26.7% for the nine months ended September 30, 2008, four months ended September 30, 2007 and five months ended May 31, 2007, respectively.

Transaction and Related Costs

We incurred $0.2 and $26.9 million of expenses in connection with the Transaction during the four months ended September 30, 2007 and five months ended May 31, 2007, respectively.

Interest Expense

Interest expense was $35.0, $15.0 and $13.8 million for the nine months ended September 30, 2008, four months ended September 30, 2007 and five months ended May 31, 2007, respectively.  Interest expense during the nine months ended September 30, 2008 and four months ended September 30, 2007 includes interest charges related to the increased debt issued in connection with the Transaction, partially offset by lower average interest rates.

Loss on Extinguishment of Debt

Loss on extinguishment of debt charges were $1.0 and $22.4 million during the four months ended September 30, 2007 and five months ended May 31, 2007, respectively.  Loss on extinguishment during the four months ended September 30, 2007 related to the purchase of a portion of our 10.125% Senior

Notes.   Loss on extinguishment of debt during the five months ended May 31, 2007 included charges related to the termination of our Amended Credit Agreement and related to the purchase of a portion of our 10.125% Senior Notes.

Income Taxes

Provision (benefit) for income taxes was $(9.7), $(5.9) and $0.5 million for the nine months ended September 30, 2008, four months ended September 30, 2007 and five months ended May 31, 2007, respectively.  The Company moved from a net deferred tax asset position prior to the Transaction, where tax expense related primarily to minimum state taxes due to valuation allowances established for net operating losses not recognized, to a net deferred tax liability position after the Transaction.  Management believes the valuation allowance is no longer necessary as we determined that it was more likely than not that the benefits of these deferred tax assets will be realized.

Net Loss

Net loss was $16.4, $9.5 and $47.5 million for the nine months ended September 30, 2008, four months ended September 30, 2007 and five months ended May 31, 2007, respectively.  Net loss for the nine months ended September 30, 2008 and four months ended September 30, 2007 was impacted by Transaction-related purchase accounting adjustments and interest associated with our debt, partially offset by strong revenues in our Medical Equipment Outsourcing Segment and income tax benefit.  Net loss for the five months ended May 31, 2007 was impacted by Transaction and related costs and loss on extinguishment of debt charges.

EBITDA

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was $73.4, $26.5 and $(10.3) million for the nine months ended September 30, 2008, four months ended September 30, 2007 and five months ended May 31, 2007, respectively.  EBITDA for the nine months ended September 30, 2008 and four months ended September 30, 2007 was negatively impacted by purchase accounting adjustments related to the Transaction and benefited from strong customer demand in our Medical Equipment Outsourcing segment.  EBITDA for the five months ended May 31, 2007 was negatively impacted by transaction and related costs and loss on extinguishment of debt.

EBITDA is not intended to represent an alternative to operating income or cash flows from operating, financing or investing activities (as determined in accordance with GAAP) as a measure of performance, and is not representative of funds available for discretionary use due to our financing obligations.  EBITDA, as defined by us, may not be calculated consistently among other companies applying similar reporting measures.  EBITDA is included because it is a widely accepted financial indicator used by certain investors and financial analysts to assess and compare companies, and a version of EBITDA is an integral part of our debt covenant calculations.  Management believes that EBITDA provides an important perspective on our ability to service our long-term obligations, our ability to fund continuing growth, and our ability to continue as a going concern.  A reconciliation of operating cash flows to EBITDA is included below:

	Nine	Four	Five
	Months	Months	Months
	Ended	Ended	Ended
	September 30,	September 30,	May 31,
(in thousands)	2008	2007	2007
	(Successor)	(Successor)	(Predecessor)
Net cash provided by (used in) operating activities	$50,995	$(5,136)	$34,318
Changes in operating assets and liabilities	(6,496)	21,124	(27,711)
Other non-cash expenses	3,614	1,401	(31,258)
Provision (benefit) for income taxes	(9,692)	(5,898)	492
Interest expense	35,023	15,031	13,829
EBITDA	$73,444	$26,522	$(10,330)

Supplemental Information:

(dollars in thousands)

	Nine	Four	Five
	Months	Months	Months
	Ended	Ended	Ended
	September 30,	September 30,	May 31,
	2008	2007	2007
	(Successor)	(Successor)	(Predecessor)
EBITDA	$73,444	$26,522	$(10,330)

Other Financial Data:
Net cash provided by (used in) operating activities	$50,995	$(5,136)	$34,318
Net cash used in investing activities	(51,651)	(348,885)	(48,060)
Net cash provided by financing activities	$656	$354,021	$13,742

Other Operating Data (as of end of period):
Medical equipment (approximate number of owned outsourcing units)	206,000	191,000	185,000
District offices	83	80	79
Number of outsourcing hospital customers	4,050	3,850	3,800
Number of total outsourcing customers	7,975	7,400	7,200

SEASONALITY

Quarterly operating results are typically affected by seasonal factors.  Historically, our first and fourth quarters are the strongest, reflecting increased customer utilization during the fall and winter months.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are expected to be cash flows from operating activities and borrowings under our first lien senior secured asset-based revolving credit facility providing for loans in an amount of up to $135.0 million, pursuant to a credit agreement dated as of May 31, 2007 with a group of financial institutions (“senior secured credit facility”).  Our senior secured credit facility matures in May 2013.  It is anticipated that our principal uses of liquidity will be to fund capital expenditures related to purchases of medical equipment, provide working capital, meet debt service requirements and finance our strategic plans.

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

If we are unable to generate sufficient cash flow from operations in order to service our debt, we will be forced to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing our debt or seeking additional equity capital.  This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  The domestic economy, like the global economy, has recently deteriorated significantly.  The current decrease and any future decrease in domestic economic activity could significantly and adversely affect our results of operations and financial condition.  If we are unable to repay our debt at maturity, we may have to obtain alternative financing, which may not be available to us.

Net cash provided by (used in) operating activities was $51.0, $(5.1) and $34.3 million for the nine months ended September 30, 2008, four months ended September 30, 2007 and five months ended May 31, 2007, respectively.  Net cash used in operating activities for the four months ended September 30, 2007 was negatively impacted by cash outlays for transaction and related costs.

Net cash used in investing activities was $51.7, $348.9 and $48.1 million for the nine months ended September 30, 2008, four months ended September 30, 2007 and five months ended May 31, 2007, respectively.  Net cash used in investing activities was impacted during the first nine months of 2008 by an increase in capital expenditures for medical equipment related to strong demand in our Medical Equipment Outsourcing segment.  Net cash used in investing activities was impacted during the four months ended September 30, 2007 by the acquisition of Universal Hospital Services, Inc., by Parent, resulting in a cash outlay of $335.1 million.  Net cash used in investing activities was impacted during the five months ended May 31, 2007 by the acquisition of the assets of the ICMS division of Intellamed, resulting in a cash outlay of $14.6 million.

Net cash provided by financing activities was $0.7, $354.0 and $13.7 million for the nine months ended September 30, 2008, four months ended September 30, 2007 and five months ended May 31, 2007, respectively.  Net cash provided by financing activities for the four months ended September 30, 2007 was impacted by the issuance of $460.0 million of Notes and equity contributions of $239.8 million related to the Transaction partially offset by $266.9 million of cash outlays related to the purchase of a portion of our Senior Notes and the net payoff of our Amended Credit Agreement of $43.0 million.

Based on the level of operating performance expected in fiscal 2008, we believe our cash from operations, together with additional borrowings under our senior secured credit facility, will meet our liquidity needs for the foreseeable future, exclusive of any borrowings that we may make to finance potential acquisitions.  However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could be adversely affected.  As of September 30, 2008, we had $109.3 million of availability under our senior secured credit facility, based on a borrowing base of $135.0 million, less borrowings of $24.3 million and after giving effect to $1.4 million used for letters of credit.  On October 17, 2008, we drew an additional $28.0 million from our senior secured credit facility to, among other things, pre-borrow for the upcoming interest payments on our Floating Rate Notes and PIK Toggle Notes due on December 1, 2008.

Our levels of borrowing are further restricted by the financial covenants set forth in our senior secured credit facility agreement and the second lien senior indenture governing our PIK Toggle Notes and Floating Rate Notes.  As of September 30, 2008, the Company was in compliance with all covenants under the senior secured credit facility.

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

Pursuant to the provisions of SFAS No. 157, the Company uses significant other observable inputs to value the derivative instrument used to hedge interest rate volatility. The fair market value, which is included as an interest rate swap liability on our balance sheets, is as follows:

	September 30,	December 31,
(in thousands)	2008	2007
	(Successor)	(Successor)
Loss on swap contract	$14,132	$14,681

With respect to non-financial assets and liabilities, SFAS No. 157 is effective for the Company starting in fiscal 2009. We have not determined the impact, if any, of the adoption of SFAS No. 157 as it pertains to non-financial assets and liabilities will have on our financial statements.

Standards Issued Not Yet Adopted

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 expands disclosures but does not change accounting for derivative instruments and hedging activities.  Pursuant to the transition provisions of the Statement, the Company will adopt SFAS No. 161 in fiscal year 2009 and will present the required disclosures in the prescribed format on a prospective basis. SFAS No. 161 will not impact the financial statements as it is disclosure-only in nature.

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

SAFE HARBOR STATEMENT

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: We believe statements in this Quarterly Report on Form 10-Q looking forward in time involve risks and uncertainties.  The following factors, among others, could adversely affect our business, operations and financial condition, causing our actual results to differ materially from those expressed in any forward-looking statements:

•	our history of net losses and substantial interest expense;
•	our need for substantial cash to operate and expand our business as planned;
•	our substantial outstanding debt and debt service obligations;
•	restrictions imposed by the terms of our debt;
•	a decrease in the number of patients our customers are serving;
•	our ability to effect change in the manner in which healthcare providers traditionally procure medical equipment;
•	the absence of long-term commitments with customers;
•	our ability to renew contracts with GPOs and IDNs;
•	changes in reimbursement rates and policies by third-party payors;
•	the impact of health care reform initiatives;
•	the impact of significant regulation of the health care industry and the need to comply with those regulations;
•	prolonged negative changes in domestic and global economic conditions;
•	difficulties or delays in our continued expansion into certain of our businesses/geographic markets and developments of new businesses/geographic markets;
•	additional credit risks in increasing business with home care providers and nursing homes;
•	impacts of equipment product recalls or obsolescence; and
•	increases in vendor costs that cannot be passed through to our customers.

See the risk factors discussed under Part I, Item 1A of our 2007 Form 10-K/A.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk arising from adverse changes in interest rates and fuel costs.  We do not enter into derivatives or other financial instruments for speculative purposes.

Interest Rates

We use both fixed and variable rate debt as sources of financing.  At September 30, 2008, we had approximately $503.9 million of total debt outstanding.  After taking into account the effect of our interest rate swap agreement, we had $24.3 million of debt bearing interest at variable rates approximating 4.3%.  Based on variable debt levels at September 30, 2008, a 1.0 percentage point change in interest rates on variable rate debt would have resulted in annual interest expense fluctuating approximately $0.2 million.

In June 2007, we entered into an interest rate swap agreement for $230.0 million, which has the effect of converting our $230.0 of Floating Rate Notes to fixed interest rates.  The effective date for the interest rate swap agreement was December 2007; the expiration date is May 2012.

The interest rate swap agreement qualifies for cash flow hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  Both at inception and on an on-going basis, we must perform an effectiveness test.  In accordance with SFAS No. 133, the fair value of the interest rate swap agreement at September 30, 2008 is included as an interest rate swap liability on our balance sheet.  The change in fair value was recorded as a component of accumulated other comprehensive loss, net of tax, on our balance sheet since the instrument was determined to be an effective hedge at September 30, 2008.  We do not expect any amounts to be reclassified into current earnings in the future due to ineffectiveness.  As a result of our interest rate swap agreement, we expect the effective interest rate on our $230.0 million Floating Rate Notes to be 9.065% from December 2007 through May 2012.

Fuel Costs

We are also exposed to market risks related to changes in the price of gasoline used to fuel our fleet of delivery and sales vehicles.  A hypothetical 10% increase in the price of unleaded gasoline, assuming September 2008 gasoline usage and price levels, would lead to an annual increase in fuel costs of approximately $0.4 million.

Other Market Risk

Our pension obligations are also affected by market risk.  Continued distress in the financial markets may impact the fair value of debt and equity securities in our pension trust.

As of September 30, 2008, we have no other material exposure to market risk.

Item 4.  Controls and Procedures

(a)           Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b)           Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2008, that have materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation arising out of operations in the normal course of business.  As of September 30, 2008, we were not a party to any pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results, financial position, or cash flows.

Item 1A. Risk Factors

Our business faces many risks.  Any of the risks discussed elsewhere in this Quarterly Report on Form 10-Q or our other filings with the Securities and Exchange Commission, including our risk factors set forth in our 2007 Form 10-K/A, could have a material impact on our business, financial condition or results of operations.  In addition to the risk factors as discussed in our 2007 Form 10K/A, prolonged negative changes in domestic and global economic conditions may affect our customers and suppliers, which could harm our results of operations and financial position. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2008

Universal Hospital Services, Inc.

	By	/s/ Gary D. Blackford
Gary D. Blackford,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

	By	/s/ Rex T. Clevenger
Rex T. Clevenger,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)