Form 10-K
period 2008-12-31
UNIVERSAL HOSPITAL SERVICES INC
filed 2009-03-12
CIK 886171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒     Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008

or

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

Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

The number of shares of common stock, $.01 par value, outstanding as of March 1, 2009 was 1,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

UNIVERSAL HOSPITAL SERVICES, INC.

PART I

ITEM 1:  Business

OUR COMPANY

Universal Hospital Services, Inc. (“we”, “our”, the “Company”, or “UHS”) is a leading nationwide provider of medical equipment outsourcing and lifecycle solutions to the United States health care industry. Our customers include national, regional and local acute and long term acute care hospitals, alternate site providers (such as long term acute care hospitals, skilled nursing facilities, specialty hospitals, large physician clinics, and home care providers) and medical equipment manufacturers.  We provide our customers solutions across the spectrum of the equipment life cycle as a result of our position as one of the industry’s largest purchasers and outsourcers of medical equipment.  We currently own or manage over 530,000 pieces of medical equipment. Our diverse medical equipment outsourcing customer base includes more than 4,125 acute care hospitals and approximately 4,025 alternate site providers.  We also have relationships with more than 200 medical equipment manufacturers and all of the nation’s largest group purchasing organizations (“GPOs”) and many of the integrated delivery networks (“IDNs”).  All of our solutions leverage our nationwide network of 84 offices and our more than 65 years of experience managing and servicing all aspects of medical equipment.  Our fees are paid directly by our customers rather than from direct reimbursement from third-party payors, such as private insurers, Medicare, or Medicaid.  We commenced operations in 1939, originally incorporated in Minnesota in 1954 and reincorporated in Delaware in 2001.

On May 31, 2007, UHS Holdco, Inc. (“Parent”) acquired all of the outstanding capital stock of the Company for approximately $712.0 million in cash less debt, tender premium and accrued interest and capitalized leases per the terms of the Agreement and Plan of Merger, dated as of April 15, 2007, by and among the Company, Parent and Parent’s wholly owned subsidiary, Merger Sub, and related documents which resulted in the occurrence of the events outlined in Note 3 to our audited financial statements in Part IV of this Annual Report on Form 10-K which we collectively refer to as the “Transaction” or the “Acquisition.”  Parent is owned by affiliates of Irving Place Capital Merchant Manager III, L.P. (formerly known as Bear Stearns Merchant Manager III, L.P.) and certain members of our management, whom we collectively refer to as the “equity investors.” Parent and Merger Sub are corporations that were formed, for the purpose of completing the Acquisition, by Bear Stearns Merchant Banking, which was affiliated with Bear Stearns & Co. Inc. and which became an independent firm on November 1, 2008, changing its name to Irving Place Capital (“IPC”).

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

In 2007, the Acquisition and the allocation of the purchase price to the opening balance sheet accounts of the Successor were recorded as of the beginning of the first day of our new accounting period (June 1, 2007).

Although the Company continued as the surviving legal entity after the Acquisition, the accompanying information presents our results preceding the Acquisition (“Predecessor”) and the periods following the Acquisition (“Successor”).  All references to the year ended December 31, 2008 and seven months ended December 31, 2007 refer to our Successor results.  All references to the five months ended May 31, 2007 and years ended December 31, 2006, 2005 and 2004 refer to our Predecessor results.

As one of the nation’s leading medical equipment lifecycle solutions companies, we design and offer comprehensive solutions for our customers that help reduce capital and operating expenses while increasing equipment and staff productivity and supporting improved patient safety and outcomes.

We report our financial results in three segments to reflect how we manage our business. Our reporting segments consist of Medical Equipment Outsourcing, Technical and Professional Services, and Medical Equipment Sales and Remarketing. We evaluate the performance of our reporting segments based on gross margin and gross margin, before purchase accounting adjustments. The accounting policies of the individual reporting segments are the same as those of the entire company.  Our revenue, profits, and assets for our reporting segments for the prior three years are described in “Item 6 — Selected Financial Data.”

Medical Equipment Outsourcing Segment - Manage & Utilize

Our flagship business is our Medical Equipment Outsourcing segment, which accounted for $223.7 million, or approximately 77.4%, of our revenues for the year ended December 31, 2008.  This segment represented 76.6%, 78.9%, and 78.6% of total revenue for the seven months ended December 31, 2007, five months ended May 31, 2007, and year ended December 31, 2006, respectively.  As of December 31, 2008 we owned or managed over 310,000 pieces of medical equipment, primarily in the categories of respiratory therapy, newborn care, critical care, patient monitors, patient handling (such as beds, stretchers and wheelchairs), pressure area management (such as therapy surfaces) and wound therapy.  Historically, we have purchased and owned directly the equipment used in our medical equipment outsourcing programs.  During 2007, the Company has entered into “revenue sharing” agreements with key manufacturers of equipment where the manufacturers retain ownership of the equipment, but UHS takes possession and manages the rental of the equipment to customers.  The Company may enter into more of such arrangements in the future.  Such arrangements are less capital intensive for the Company.

We currently provide outsourcing services to more than 4,125 acute care hospitals and 4,025 alternate site providers in the United States, including some of the nation’s premier health care institutions.

We have contracts in place with the leading national GPOs for both the acute care and alternate site markets.  We also have agreements directly with national acute care and alternate site providers. We expect much of our future growth in this segment to be driven by our customers outsourcing more of their medical equipment needs and taking full advantage of our diversified product offering, customized outsourcing agreements and Asset Management Partnership Programs (“AMPPs”).

Our Medical Equipment Outsourcing Programs provide a range of services for our customers:

•                  Supplemental and Peak Needs Usage. Our legacy equipment solution for customers is renting patient-ready, medical equipment on a supplemental or peak needs basis. Many of our customers have traditionally owned only the amounts and types of such equipment necessary to service their usual and customary patient census and their typical range of treatment offerings. Our customers rely on us to fulfill many of their equipment needs when they experience a spike or peak in patient census, do not have the resources to maintain their owned equipment in patient-ready condition or require equipment for less common treatments.  We rent equipment on a daily, monthly or pay-per-use basis.  Supplemental and peak needs activity is impacted by changes in hospital patient census and patient acuity, which typically fluctuate on a seasonal basis;

•                  Customized Outsourcing Agreements. We also offer our customers the opportunity to obtain medical equipment through tailored outsourcing agreements. By committing to a tailored outsourcing agreement, our customers are able to secure the availability of an identified pool of patient-ready equipment and to pay for it on a monthly, yearly or pay-per-use basis.  We continue to maintain and repair the equipment during the term of the agreement; and

•                  Asset Management Partnership Programs. Our AMPP solution allows our customers to fully outsource the responsibilities and costs of effectively managing medical equipment at their facilities, with the added benefit of enhancing equipment utilization. With UHS asset management, equipment types and quantities are adjusted to meet changes in patient census and acuity. Our employees work at the customers’ sites to integrate our equipment management process and proprietary management software technology tools into the customers’ day-to-day operations.  We assume full responsibility for delivering equipment where and when it is needed at the customer’s facility, removing equipment that is no longer in use and sanitizing, testing and repairing equipment as needed between each patient use. We also perform required training and ‘‘in service’’ sessions to keep our customers’ staffs fully-trained and knowledgeable about the use and operation of key equipment.  As of December 31, 2008, we had 49 AMPPs.

We believe that a multi-billion dollar market exists for these services, including the rental and management of medical equipment.

Our Medical Equipment Outsourcing Programs enable health care providers to replace the fixed costs of owning and/or leasing medical equipment with variable costs that are more closely related to their patient census and patient acuity. They also eliminate significant capital costs associated with equipment acquisitions and liability associated with equipment ownership.  The increased flexibility and solutions provided to our customers allows them to:

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

•                  mitigate the risks and costs associated with product recalls or modifications;

•                  reduce equipment obsolescence risk; and

•                  facilitate compliance with regulatory and recordkeeping requirements and manufacturers’ specifications on tracking and maintenance of medical equipment.

Technical and Professional Services Segment – Plan & Acquire; Maintain & Repair

Our Technical and Professional Services segment accounted for $45.2 million, or approximately 15.6%, of our revenues for the year ended December 31, 2008.  This segment represented 16.9%, 13.8%, and, 13.5% of total revenue for the seven months ended December 31, 2007, five months ended May 31, 2007, and year ended December 31, 2006, respectively.  We leverage our 65 plus years of experience and our extensive equipment database in repairing and maintaining medical equipment.  We offer a broad range of inspection, preventative maintenance, repair, logistic and consulting services through our team of approximately 350 technicians and professionals located throughout the United States in our nationwide network of offices, and managed over 210,000 units of customer owned equipment during 2008.  In addition we serviced over 310,000 units that we own or directly manage. As part of our strategy to grow our Technical and Professional Services segment, we acquired the assets of the ICMS division of Intellamed, Inc. on April 1, 2007.

Our Technical and Professional Services segment offerings provide a complementary alternative for customers that wish to own their medical equipment but lack the infrastructure, expertise, or scale to perform routine maintenance, repair, and lifecycle analysis and planning functions.

Our technicians are trained and certified on a wide range of equipment on an ongoing basis directly by equipment manufacturers. Current certifications are maintained and technicians are crossed trained to create valuable resources for our customers.  We also operate a quality assurance department to develop and document our own quality standards for our equipment.  We utilize proprietary recordkeeping software to record these services and the records we maintain meet the applicable standards of The Joint Commission, the National Fire Protection Association (“NFPA”) and the Food and Drug Administration (“FDA”). These maintenance records are available to our customers and to regulatory agencies to verify the maintenance of the equipment.  We have three primary service programs:

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

•                  Customized Health Care Asset Management Program (“CHAMP”).  We also provide full and part-time on site, resident-based equipment maintenance programs that deliver all the benefits of our supplemental maintenance and repair programs, but with the addition of a medical equipment management program.  This is a coordinated management of provider owned equipment utilizing UHS employees, subcontractors, and a broad range of equipment management consulting services. As of December 31, 2008, we had 138 resident CHAMPs within this segment.

•                  Consulting Services.  We provide equipment consulting services as part of our other equipment management programs or as stand alone services.  Some examples of our consulting services include technology baseline assessments, product comparison research and equipment utilization studies.

Customers

•                  Urban and Teaching Hospitals. We provide our services to large urban and teaching hospitals on a supplemental and fully outsourced basis. Our services are requested by in-house hospital biomedical departments on a supplemental basis because of our background and skill set with UHS standardized medical equipment.  Our presence allows hospital staffed biomedical departments to focus on high end technology and to alleviate the increasing workload demands on their in-house departments.

•                  Small Hospitals and Critical Access Hospitals. We offer full lifecycle asset management solutions, including professional and technical services, to small hospitals (those with fewer than 150 beds) and Critical Access Hospitals.  Critical Access Hospitals are rural community hospitals that receive cost-based Medicare reimbursement. These hospitals typically lack the scale and resources to create capital plans to evaluate, acquire, manage, maintain, repair and dispose of medical equipment, The UHS CHAMP program assumes the complete ownership of this process and consults with the hospital to create and implement this function.

•                  Alternate Site Providers. We offer our technical and repair services to alternate site providers (such long term acute care hospitals, skilled nursing facilities, specialty hospitals, large physician clinics and home health care providers). Our national infrastructure and presence allows our national customers to eliminate a fragmented local approach to a systematic singular solution. Our nationwide service and repair network allows equipment to be efficiently repaired on site, or picked up and repaired in one of our nationwide offices.

•                  Manufacturers. We provide our logistical and technical services to medical equipment manufacturers. Manufacturers utilize UHS to augment and support manufacturers’ current staffs that are experiencing service supply issues during peak needs and FDA recall issues or as a complete outsourced technical provider.  Our offerings include equipment logistics, parts and demo management programs. Work is performed on a depot or on-site basis. UHS offerings include warranty repair, non-warranty repair, product recall, field upgrades, routine maintenance, onsite installation, and in-service education.

While our contracts with GPOs once were solely to provide medical equipment outsourcing services, we have expanded some of our agreements with these organizations to include Technical and Professional Services.

Medical Equipment Sales and Remarketing Segment - Redeploy & Remarket

Our Medical Equipment Sales and Remarketing segment accounted for $20.2 million, or approximately 7.0%, of our revenues for the year ended December 31, 2008.  This segment represented 6.5%, 7.3%, and 7.9% of total revenue for the seven months ended December 31, 2007, five months ended May 31, 2007, and year ended December 31, 2006, respectively.  This segment includes three distinct business activities:

•                  Medical Equipment Remarketing and Disposal. We are one of the nation’s largest buyers and sellers of pre-owned medical equipment.  We buy, source, remarket and dispose of pre-owned medical equipment for our customers through our Asset Recovery Program.  This program provides our customers with the ability to sell their unneeded assets for immediate cash or credit. We provide fair market value assessments and buy-out proposals on equipment the customer intends to trade in for equipment upgrades so that the customer can evaluate the manufacturer’s offer.  Customers can also take advantage of our disposal services, pursuant to which we dispose of equipment that has no remaining economic value in a safe and environmentally appropriate manner, in all material respects.

UHS remarkets pre-owned medical equipment to hospitals, alternate site providers, veterinarians and equipment brokers.  This segment of our business focuses on providing solutions to customers that have capital budget dollars available. We offer a wide range of equipment from our standard medical equipment to diagnostic, ultrasound and x-ray equipment.

•                  Specialty Medical Equipment Sales and Distribution. We use our national infrastructure to provide sales and distribution for manufacturers of specialty medical equipment on a limited and exclusive basis.  Our distribution services include providing demo services and product maintenance services.  We act as a distributor for only a limited number of products that are particularly suited to our national distribution network or that fit with our ability to provide technical support.  We currently sell equipment in selected product lines including, but not limited to, respiratory percussion vests, continuous passive motion machines, patient monitors, patient handling equipment and infant security systems.

•                  Sales of Disposables. We offer our customers single use disposable items.  Most of these items are used in connection with our outsourced equipment.  We offer these products as a convenience to customers and to complement our full medical equipment lifecycle solutions.

BUSINESS OPERATIONS

District Offices

We currently operate 84 market based district offices, which allow us to provide our equipment lifecycle solutions to customers in virtually all markets throughout the United States.  Each district office is responsible for servicing their local healthcare market.  Each office maintains an inventory of locally demanded equipment, parts, supplies, and other items tailored to accommodate the needs of individual customers within its geographical area.   Should additional or unusual equipment be required by one of our customers, a district office can draw upon the resources of all of our other districts.  With access to over 310,000 owned or managed pieces of equipment available for customer use, we can most often obtain the necessary equipment within 24 hours.

Depending on the district office size and demands, our district offices are staffed by multi-disciplined teams of sales professionals, service representatives, customer service technicians, and biomedical equipment technicians trained to provide the spectrum of services we offer our customers.  Employees providing resident based services through our AMPP and CHAMP programs are supported by site based managers and/or the district offices in the markets where their customers are located.

Centers of Excellence

Our district office network is supported by six strategically located technical Centers of Excellence.  These Centers focus on providing highly specialized technical services and support.  The Centers of Excellence also provide overflow support, technical expertise, training programs, and specialized depot service functions for our district offices.  All specialized depot work required by our manufacturer customers resides within these Centers of Excellence.  All six of our Centers of Excellence are certified as being in compliance with International Organization for Standardization (“ISO”) 9001:2000 and ISO 13485:2003 standards as a quality commitment to our customers.

Centralized Functions

Our corporate office is located in Edina, Minnesota. We have centralized many of the key elements of our equipment and service offerings in order to create standardization, and to maximize our operating efficiencies and uniformity of service.  Some of the critical aspects of our business that we have centralized include contract administration, purchasing, pricing, logistics and information technology.

Rental Equipment Fleet

We acquire or manage medical equipment to meet our customers’ needs in seven primary product areas: respiratory therapy, newborn care, critical care, patient monitors, patient handling, pressure area management and wound therapy.  We maintain one of the most technologically advanced equipment fleets in the industry, routinely acquiring new and pre-owned equipment to enhance our fleet.  Our specialized equipment portfolio managers evaluate new products each year to keep abreast of current market technology and to determine whether to add new products to our equipment fleet.  In making equipment purchases, we consider a variety of factors, including manufacturer credibility, repair and maintenance costs, anticipated user demand, equipment mobility and anticipated obsolescence.  Historically, we have purchased and owned directly the equipment used in our medical equipment outsourcing programs.  During 2007, we entered into “revenue sharing” agreements with key manufacturers of equipment where the manufacturers retain ownership of the equipment, but we take possession and manage the rental of the equipment to customers.  We may enter into more of such arrangements in the future.  As of December 31, 2008, we owned or managed over 310,000 pieces of equipment available for use by our customers.

Our ten largest manufacturers of medical equipment supplied approximately 66% (measured in dollars spent) of our direct medical equipment purchases.  In 2008, our two largest medical equipment suppliers accounted for approximately 21% and 14% of our medical equipment purchases (measured in dollars spent).

We seek to ensure availability of equipment at favorable prices. We generally do not enter into long-term fixed price contracts with suppliers of our equipment.  We may receive price discounts related to the volume and timing of our purchases. The purchase price we pay for equipment generally averages in the range of $1,000 to $35,000 per item.

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

We attribute our historical success to, and believe that our potential for future growth comes from, the following strengths:

Unique position in the health care arena.  We believe that we are the only national company providing full medical equipment lifecycle services to the health care industry.  While we have competitors that may offer products and services in various stages of the lifecycle, none provide the comprehensive approach to customers that we do.  Our extensive relationships with more than 4,125 hospitals, approximately 4,025 alternate site providers, over 200 medical equipment manufacturers and the nation’s most prominent GPOs and IDNs, many of which are long-standing, present a unique position and value proposition in the health care arena.

We are uniquely positioned in the health care industry as a result of our:

•                  investment in our large and modern fleet of medical equipment;

•                  diversified product offering and customized solutions;

•                  nationwide infrastructure for service and logistics;

•                  proprietary medical equipment management software and tools;

•                  commitment to customer service that has earned us a reputation as a leader in quality, value, and service in our industry; and

•                  extensive knowledge and experience in acquiring, managing, maintaining and remarketing medical equipment.

Large, modern equipment fleet.  We own or manage an extensive, modern fleet of medical equipment, consisting of over 310,000 units available for use to our customers. This modern equipment fleet, along with our quality assurance programs and tools, places us in a leadership position in the areas of quality and patient safety.  It also places us in a unique position to service “high end” acute care hospitals, such as teaching, research or specialty institutions that demand the most current technology to satisfy the increasingly complex needs of their patients.

Nationwide infrastructure.  We have a broad, nationwide staff, facility, and vehicle service network coupled with focused and customized operations at the local level. Our extensive network of district offices and Centers of Excellence and our 24-hours-a-day, 365 days-a-year service capabilities enable us to compete effectively for large, national contracts as well as to drive growth regionally and locally.

Proprietary software and asset management tools.  We have used our more than 65 years of experience and our extensive database of equipment management information to develop sophisticated software technology and management tools.  These tools have allowed us to become a leader in meeting the demands of customers by delivering sophisticated asset management programs that we use to drive cost efficiencies, equipment productivity, caregiver satisfaction, and better patient outcomes.  We believe that our continued and significant investment in new tools and technology will help us to continue to distinguish our self to the health care industry.

Superior customer service.  We have a long-standing reputation among our customers for outstanding service and quality.  This reputation is largely due to our strong customer service culture, which is continuously reinforced through management commitment and significant investment in hiring and training resources.  We strive to seamlessly integrate our employees and service offerings into the operations of our customers.  This aggressive focus on customer service has helped us achieve a high customer retention rate.

Proven management team.  We have an industry leading management team with significant depth of health care experience.  Our management team has successfully supervised the development of our competitive strategy, continually enhanced and expanded our service and product offerings, established our nationwide coverage and furthered our reputation as an industry leader for quality, value, and service.

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

•                  Increase in obesity.  The U.S. population is getting heavier, with 49 states now having obesity prevalence rates over 20%, compared to zero states with such rates in 1996 (Source: CDC U.S. Obesity Trends 1985-2007). Therefore, health care facilities must be prepared for the needs of obese and morbidly obese patients.

•                  Increased capital and operating expense pressures.  As hospitals continue to experience restricted capital and operating budgets, and while the cost and complexity of medical equipment increases, we expect that hospitals will increasingly look to us to source these capital equipment needs and manage medical equipment to achieve capital and operating expense savings and efficiencies.

•                  Caregiver retention and satisfaction.  Hospitals continue to experience nursing and other caregiver retention and job satisfaction pressures.  We expect that with these internal pressures, hospitals will increasingly turn to our programs to outsource medical equipment management duties and related management challenges.

•                  Demand for better patient safety and outcomes.  Hospitals across the United States are focused on improving patient safety and outcomes, which includes efforts to minimize the incidence of hospital-acquired infections, patient falls and pressure ulcers.  Hospitals turn to us to assist them in managing their equipment to help them to minimize these incidents, thereby improving patient safety and outcomes while reducing the cost of these events.

Strong value proposition.  With our focus and expertise in medical equipment lifecycle solutions, we are able to create a strong value proposition for our customers.  All of our equipment lifecycle solutions focus on delivering our customers with:

•                  lower capital and operating costs;

•                  enhanced staff productivity and satisfaction; and

•                  improved patient safety and outcomes.

No direct third-party payor reimbursement risk.  Many health care providers rely on payment from patients or reimbursement from third-party payors. Our fees are paid directly by our customers, rather than by third-party payors, such as Medicare, Medicaid, managed care organizations or indemnity insurers. Accordingly, our exposure to uncollectible patient or reimbursement receivables or Medicare or Medicaid reimbursement changes is reduced, as evidenced by our bad debt expense of approximately 0.7% of total revenues for the year ended December 31, 2008.

GROWTH STRATEGY

Historically, we have experienced significant and sustained organic and strategic growth.  Our overall growth strategy is to continue to grow both organically and through strategic acquisitions.

Organic Growth

We believe that the following external and market factors will provide us significant growth opportunities:

•                  the aging population;

•                  increasing life expectancy;

•                  increasing obesity and patient acuity;

•                  continued increase in the number and sophistication of medical technologies;

•                  increasing cost and staffing pressures in hospitals;

•                  continuing growth of outsourcing of non-core functions by hospitals, alternate site providers and manufacturers; and

•                  increasing demand by payors and providers for equipment based solutions.

Our organic growth will be driven internally by the following factors:

•                  growing our rental business through customer education and increasing the numbers and types of equipment we offer in our programs;

•                  converting transactional rental and biomedical service customers to fully outsourced resident-based programs;

•                  growing our less capital intensive technical and professional services, equipment sales and remarketing and outsourcing revenue share businesses;

•                  increasing the number of hospitals, alternative care facilities and manufacturers to which we provide services;

•                  expanding our relationships with GPOs and other national account customers;

•                  leveraging our broad range of service offerings to give us opportunities to serve new customers and to provide new services to existing customers; and

•                  expanding existing offerings and developing new solutions for our customers.

Acquisitions

Since 2005, we have made and successfully integrated two acquisitions that have helped us expand our business by increasing our market share in existing markets, adding additional service offerings, and enabling us to penetrate new geographic regions.  We intend to continue to pursue a disciplined course of growing our business with complementary acquisitions, and we regularly evaluate potential acquisitions.

COMPETITION

An analysis of our competition as it relates to our three business segments follows:

Medical Equipment Outsourcing Segment

We believe that the strongest competition to our Medical Equipment Outsourcing solutions lies in the direct purchase or lease of equipment by our customers or potential customers, and assuming management of this equipment themselves. Currently, many acute care hospitals and alternate site providers view outsourcing primarily as a means of meeting short-term or peak supplemental needs, rather than as a long-term alternative to purchasing or leasing equipment and managing that equipment through its full lifecycle. Although we believe that we can demonstrate the cost-effectiveness of outsourcing patient-ready medical equipment and its management in the health care setting, we believe that many health care providers will continue to purchase or lease and manage internally a substantial portion of their medical equipment until they are educated in the advantages and efficiencies of outsourcing.

Our two largest national competitors in medical equipment outsourcing are Hill-Rom Holdings, Inc. (competes most directly in patient handling equipment, beds, and some general medical equipment) and Kinetic Concepts, Inc (competes in negative pressure wound therapy and therapy surfaces).  Our other competition consists of regional or local companies and some medical equipment manufacturers and dealers that provide equipment outsourcing to augment their medical equipment sales.

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

Medical Equipment Sales and Remarketing Segment

In medical equipment sales, we face significant direct competition from a variety of manufacturers and distributors on a nationwide basis, which compete primarily based on price.  As a result, we are selective in our pursuit of these opportunities.  The equipment remarketing market is highly fragmented with low barriers to entry.  In addition to manufacturers seeking to control the remarketing and disposal of their own products, we compete with a number of localized or specialized providers of remarketing and disposal services.

EMPLOYEES

We had 1,451 regular employees as of December 31, 2008, including 1,330 full-time and 121 part-time employees. Of such employees, 145 were sales representatives, 1,190 were operations personnel and 116 were employed in corporate support functions.

None of our employees are covered by a collective bargaining agreement, and we have experienced no work stoppages to date. We believe that our relations with our employees are good.

INTELLECTUAL PROPERTY

We use ‘‘UHS®’’ and the UHS logo in connection with our services and have registered these marks with the United States Patent and Trademark Office.  We also have registered “Equipment Lifecycle Services®,” the Equipment Lifecycle Services logo and “CHAMP®” with the United States Patent and Trademark Office.  United States service mark registrations are generally for a term of 10 years, renewable every 10 years if the mark is used in the regular course of business.

We have a domain name registration for UHS.com, which serves as our main website, and my.UHS.com and myservice.UHS.com, which are web-based tools that provide 24 hour on-demand access to equipment reports for all equipment outsourced or maintained by us.

We have developed a number of proprietary software programs to directly service or support our customers including the Asset Information Management System for Central Services (“AIMS/CS”), Resource for Equipment Documentation System (“REDS”) and Operator Error Identification System (“OEIS”).  AIMS/CS is a medical equipment inventory management system that allows UHS to track the location and usage of equipment we are managing at the customers location in our AMPP program. Our proprietary REDS and OEIS programs are specifically designed to help customers meet medical equipment documentation and reporting needs under applicable regulations and standards, such as those promulgated by the FDA and The Joint Commission.  We have also developed proprietary software tools that allow our employees to manage and maintain our extensive equipment fleet and serve our customers more effectively and efficiently.

While our proprietary software programs and tools are important, no one such item or group of such items is of material significance to us as a whole.

MARKETING

We market our programs primarily through our direct sales force, which consisted of 145 professional sales representatives as of December 31, 2008.  Our direct sales force is organized into two regions and ten sales divisions.  We support our direct sales force with clinicians and solution specialists, who provide expert support to our AMPPs and CHAMPs and for our patient handling and wound care solutions.  Our national accounts team also supports our direct sales force through its focus on securing GPO, IDN and alternate care national and regional contracts.

We also market through our website, www.uhs.com, participation in numerous national and regional conventions and interaction with industry groups and opinion leaders.

In our marketing efforts, we primarily target key decision makers, such as administrators, chief executive officers, chief financial officers, chief medical officers, and chief nursing officers as well as directors and managers of functional departments, such as materials management, purchasing, pharmacy, biomedical services, and central supply. We also promote our programs and services to hospital, manufacturer, and alternate site provider groups and associations.

SEASONALITY/BUSINESS INTERRUPTION

Quarterly operating results are typically affected by seasonal factors.  Historically, our first and fourth quarters are the strongest, reflecting increased hospital census and patient acuity during the fall and winter months.  Our business can also be impacted by natural disasters, such as hurricanes and earthquakes, which affect our ability to transfer equipment to and from our customers and equipment recalls, which can cause equipment to be removed from market use.  We also see declines in our business in down economic cycles with high levels of unemployment. Our customers typically see weaker census and higher levels of indigent patients during these times, causing them to use fewer of our solutions.

REGULATORY MATTERS

Sarbanes-Oxley

There were no significant external costs incurred during the years ended December 31, 2008, 2007 and 2006, related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”).  On June 26, 2008, the Securities and Exchange Commission (“SEC”) announced that the compliance date for non-accelerated filers (such as UHS) to include in their annual reports an auditor’s attestation report on internal control over financial reporting was extended to the first fiscal year ending on or after December 15, 2009.

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

Besides the FDA, a number of states regulate medical device distributors and wholesalers either through pharmacy or device distributor licensure. Currently, we hold such licenses in 14 states. Some licensure regulations and statutes in additional states may apply to our activities. Although our failure to possess such licenses in these states for our existing operations may subject us to certain monetary fines, we do not believe the extent of such fines, in the aggregate, would be material to our liquidity, financial condition or results of operation.

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

Because of our self-insured health plans, we are a covered entity under the HIPAA regulations.  Also, we may be obligated contractually to comply with certain HIPAA requirements as a business associate of various health care providers.  In addition, various state legislatures have enacted and may continue to enact additional privacy legislation that is not preempted by the federal law, which may impose additional burdens on us.  Moreover, other federal privacy legislation may be enacted.  Accordingly, we have made and, as new standards go into effect, we expect to continue to make administrative, operational and information infrastructure changes in order to comply with these requirements.

Third-Party Reimbursement

Our fees are paid directly by our customers rather than through direct reimbursement from third-party payors, such as Medicare or Medicaid.  We do not bill the patient, the insurer or other third-party payors directly for services provided for hospital or alternate site provider inpatients or outpatients.  Sometimes our customers are eligible to receive third-party reimbursement for our services. Consequently, the reimbursement policies of such third-party payors have a direct effect on the ability of health care providers to pay for our services and an indirect effect on our level of charges.  Also, in certain circumstances, third-party payors may take regulatory or other action against service providers even though the service provider does not receive direct reimbursement from third-party payors.

Hospitals and alternate site providers face cost containment pressures from public and private insurers and other managed care providers, such as health maintenance organizations, preferred provider organizations and managed fee-for-service plans, as these organizations continue to place controls on the reimbursement and utilization of health care services. We believe that these payors have followed or will follow the government in limiting the services that are reimbursed and in exerting downward pressure on prices. In addition to promoting managed care plans, employers are increasingly self funding their benefit programs and shifting costs to employees through increased deductibles, co-payments and employee contributions.  Hospitals and health care facilities are also experiencing an increase in uncompensated care or “charity care,” which causes increased economic pressures on these organizations.  We believe that these cost reduction efforts will place additional pressures on health care providers’ operating margins and will encourage efficient equipment management practices such as the use of our outsourcing and AMPP solutions.

Liability and Insurance

Although we do not manufacture any medical equipment, our business entails the risk of claims related to the outsourcing, sale and service of medical equipment.  In addition, our instruction of hospital and alternate site provider employees with respect to the use of equipment and our professional consulting services are sources of potential claims.  We have not suffered a material loss due to a claim.  However, any such claim, if made, could have a material adverse effect on our business.  While we do not currently provide any services that require us to work directly with patients, expansion of services in the future could involve such activities and subject us to claims from patients.

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

Our operating results are dependent in part upon the amount and types of equipment necessary to service our customers’ needs, which are heavily influenced by the total number of patients our customers are serving at any time (which we refer to as “patient census”).  At times of lower patient census, our customers have a decreased need for our services on a supplemental or peak needs basis. Our operating results can vary depending on, for example, a pullback in consumers’ use of non-essential health care services, the timing and severity of the cold and flu season, local, regional or national epidemics, and the impact of national catastrophes, as well as other factors affecting patient census.

If we are unable to fund our significant cash needs, we may be unable to expand our business as planned or to service our debt.

We require substantial cash to operate our Medical Equipment Outsourcing programs and service our debt. Our outsourcing programs require us to invest a significant amount of cash in medical equipment purchases. To the extent that such expenditures cannot be funded from our operating cash flow, borrowings under our senior secured credit facility or other financing sources, we may not be able to grow as currently planned. We currently expect that over the next 12 months, we will invest approximately $60.0 million in new and pre-owned medical equipment and other capital expenditures. This estimate is subject to numerous assumptions, including revenue growth, the number of AMPP signings, and any significant changes in GPO contracts.  In addition, a substantial portion of our cash flow from operations must be dedicated to servicing our debt and there are significant restrictions on our ability to incur additional indebtedness under the Second Lien Senior Indenture and the credit agreement governing our senior secured credit facility.

Primarily because of our debt service obligations and debt refinancing charges and elevated depreciation and amortization charges we have incurred subsequent to the

Transaction, we have had a history of net losses. If we consistently incur net losses, it could result in our inability to finance our business in the future. We had net income (loss) of $(23.5), $(16.1), $(47.5), and $0.1 million during the year ended December 31, 2008, seven months ended December 31, 2007, five months ended May 31, 2007, and year ended December 31, 2006, respectively. Our ability to use our United States federal income tax net operating loss carryforwards to offset our future taxable income may be limited. If we are limited in our ability to use our net operating loss carryforwards in future years in which we have taxable income, we will pay more current taxes than if we were able to utilize our net operating loss carryforwards without limitation, which could harm our results of operations and liquidity.

We may not be able to obtain funding on acceptable terms or at all under our existing credit facilities or otherwise because of the deterioration of the credit and capital markets. Thus, we may be unable to expand our business as planned or to service our debt.

Global financial markets and economic conditions have been, and continue to be, disrupted and volatile due to a variety of factors, including significant write-offs in the financial services sector and the current weak economic conditions. As a result, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets has diminished significantly. In particular, as a result of concerns about the stability of financial markets and the solvency of lending counterparties, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt on similar terms or at all and reduced, or in some cases ceased, to provide funding to borrowers. In addition, lending counterparties under our existing revolving credit facilities may be unwilling or unable to meet their funding obligations. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due.  Moreover, without adequate funding, we may be unable to execute our growth strategy, complete future acquisitions, or take advantage of other business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our revenues and results of operations.

We have risks related to our pension plan, which could impact our financial position.

The Company has a defined benefit pension plan covering certain current and former employees.  While benefits under the pension plan were frozen in 2002, funding obligations under our pension plan continues to be impacted by the performance of the financial markets.  If the financial markets do not provide the long-term returns that are expected, the likelihood of our being required to make contributions will increase. The equity markets can be, and recently have been, very volatile, and therefore our estimate of future contribution requirements can change dramatically in relatively short periods of time.

If we are unable to change the manner in which health care providers traditionally procure medical equipment, we may not be able to achieve significant revenue growth.

We believe that the strongest competition to our outsourcing solutions is the direct purchase or lease of medical equipment, and self-management of that equipment. Many acute care hospitals and alternate site providers view outsourcing primarily as a means of meeting short-term or peak supplemental needs, rather than as a long-term, effective and cost efficient alternative to purchasing or leasing equipment. Many health care providers may continue to purchase or lease a substantial portion of their medical equipment and to manage and maintain it on their own.

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

We purchased medical equipment from over 175 manufacturers in 2008.  Our ten largest manufacturers of medical equipment accounted for approximately 66% of our direct medical equipment purchases in 2008. Adverse developments concerning key suppliers or our relationships with them could force us to seek alternative sources for our medical equipment or to purchase such equipment on unfavorable terms. A delay in procuring equipment or an increase in the cost to purchase equipment could limit our ability to provide equipment to our customers on a timely and cost-effective basis. If we are unable to have access to parts or if manufacturers do not provide access to equipment manuals or training, we may not be able to provide certain technical and professional services.

A substantial portion of our revenues comes from customers with which we do not have long-term commitments, and cancellations by or disputes with customers could decrease the amount of revenues we generate, thereby reducing our ability to operate and expand our business.

For the year ended December 31, 2008, approximately 63% of our outsourcing revenue was derived from customers or customers affiliated with a GPO with which we have contractual commitments. The source of the remaining 37% of revenue was from customers with no such contractual commitment. Our customers are generally not obligated to outsource our equipment under long-term commitments. In addition, many of our customers do not sign written agreements with us fixing the rights and obligations of the parties regarding matters such as billing, liability, warranty or use. Therefore, we face risks such as fluctuations in usage, inaccurate or false reporting of usage by customers and disputes over liabilities related to equipment use. We do not have written agreements with some of our AMPP customers for which we provide a substantial portion of the medical equipment that they use and provide substantial staffing resources. These arrangements could be terminated by the health care customer without notice or payment of any termination fee. A large number of such terminations may adversely affect our ability to generate revenue growth and sufficient cash flows to support our growth plans.

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

Our health care provider customers that pay us directly for the services we provide to them rely on reimbursement from third-party payors for a substantial portion of their operating revenue. These third-party payors include both governmental payors such as

Medicare and Medicaid and private payors such as insurance companies and managed care organizations. There are widespread efforts to control health care costs in the United States by all of these payor groups. These cost containment initiatives include non-payment for the management and treatment of certain hospital-acquired conditions and reimbursement policies based on fixed rates for a particular patient treatment that are unrelated to the providers’ actual costs and requiring health care providers to provide services on a discounted basis. With most states projecting sizeable budget shortfalls and many seeking federal assistance during the nation’s economic downturn, health care programs like Medicaid will face significant cost containment pressures and may cut services.  Reimbursement policies have a direct effect on our customers’ ability to pay us for our services and an indirect effect on our level of charges. Ongoing concerns about rising health care costs may cause more restrictive reimbursement policies to be implemented in the future. Restrictions on the amounts or manner of reimbursements to health care providers may affect the financial strength of our customers and amount our customers are able to pay for our services.

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

Our nursing home and home care customers may pose additional credit risks since they are generally less financially sound than hospitals.  These customers continue to face cost pressures.  We may incur losses in the future due to the credit risks, including potential bankruptcy filings, associated with any of these customers.

Prolonged negative changes in domestic and global economic conditions may affect our customers and suppliers, which could harm our results of operations and financial position.

Our customers may be negatively impacted by downturns in general economic conditions and tighter capital and credit markets.  The current economic downturn and tightening of credit and capital markets could adversely affect our customers’ ability to pay for our services, resulting in decreased orders, slower payment cycles, increased bad debt and customer bankruptcies.  The impact of these circumstances on our customers, which is beyond our control, may take several forms including, but not limited to, decreased patient census, decreased number of non-essential patient procedures and services, increased uncompensated care and bad debt, increased difficulty in obtaining financing on favorable terms and tighter capital and operating budgets.  Many of our customers depend on investment income to supplement inadequate government reimbursement.  The recent disruption in the capital and credit markets has adversely affected the value of many investments, reducing our customers’ ability to access cash reserves to fund their operations.

Our suppliers may be negatively impacted by downturns in general economic conditions and tighter capital and credit markets.  If our key suppliers experience financial difficulty and are unable to deliver the equipment to us that we require, we could be forced to seek alternative sources for our medical equipment or to purchase such equipment on less favorable terms, or we could be unable to fulfill our requirements if we are unable to find alternative sources.  A delay in procuring equipment or an increase in the cost to purchase equipment could limit our ability to provide equipment to customers on a timely and cost-effective basis.  If we do not have continued access to parts or if manufacturers do not provide access to equipment manuals or training, we may not be able to provide certain technical and professional services.

All of these factors related to a general economic downturn, which are out of our control, could have a negative impact on our financial condition.

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

The health care industry is required to comply with extensive and complex laws and regulations at the federal, state and local government levels. While the majority of these regulations do not directly apply to us, there are some that do, including the Food, Drug and Cosmetic Act (“FDCA”) and certain state pharmaceutical licensing requirements. Although we believe we are in compliance with the FDCA, if the FDA expands the reporting requirements under the FDCA, we may be required to comply with the expanded requirements and may incur substantial additional expenses in doing so. With respect to state requirements, we are currently licensed in 14 states and may be required to obtain additional licenses, permits and registrations as state requirements change. Our failure to possess such licenses for our existing operations may subject us to certain additional expenses.

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

We may incur increased costs that we cannot pass through to our customers.

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

IPC beneficially owns securities representing approximately 96% of the voting equity interests of Parent, and therefore indirectly controls our affairs and policies. Circumstances may occur in which the interests of our principal equity holder could be in conflict with the interests of our other security holders.  In addition, our principal equity holder may have an interest in pursuing dividends, acquisitions, divestitures, capital expenditures or other transactions that, in its judgment, could enhance its equity investment, even though these transactions might involve risks to our other security holders.

ITEM 1B:  Unresolved Staff Comments

None.

ITEM 2:  Properties

As of December 31, 2008, we operated 84 full service district offices and six technical service Centers of Excellence.  We lease our district offices, averaging approximately 5,900 square feet, and our Centers of Excellence.  None of our offices are dedicated to a single business segment.  Our corporate office is located at a 41,000 square foot leased facility in Edina, Minnesota.

ITEM 3:  Legal Proceedings

From time to time, we may become involved in litigation arising out of operations in the normal course of business.  As of December 31, 2008, we were not a party to any pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results, financial position, or cash flows.

ITEM 4:  Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5:  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 1, 2009, Parent owns all 1,000 shares of our common stock, par value $.01 per share. There is no established public trading market for our common stock, and during 2008 and 2007, we did not declare or pay a cash dividend on any class of our common stock.  Historically, we have paid no cash dividends.  Our debt instruments contain certain restrictions on our ability to pay cash dividends on our common stock (see the information regarding our Notes and senior secured credit facility contained under the caption “Liquidity and Capital Resources” in Item 7 of this Annual Report on Form 10-K).

We did not repurchase any of our equity securities during 2008.

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

		Seven	Five
		Months	Months
	Year Ended	Ended	Ended
	December 31,	December 31,	May 31,	Years Ended December 31,
	2008	2007	2007	2006	2005	2004
(in thousands)	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Statement of Operations Data:
Total revenues	$289,119	$156,454	$107,522	$225,075	$215,904	$199,600
Cost of medical equipment outsourcing, sales and service	191,930	106,422	62,696	130,872	127,049	113,783
Gross margin	97,189	50,032	44,826	94,203	88,855	85,817

Selling, general and administrative:
Transaction and related costs	—	306	26,891	—	—	—
Intangible asset impairment charge	4,000	—	—	—	—	—
Other selling, general and administrative	85,166	48,647	28,692	61,940	58,455	57,713
Total selling, general and administrative	89,166	48,953	55,583	61,940	58,455	57,713
Operating income (loss)	8,023	1,079	(10,757)	32,263	30,400	28,104
Interest expense	46,878	26,322	13,829	31,599	31,127	30,508
Loss on extinguishment of debt	—	1,041	22,396	—	—	—
Income (loss) before income taxes	(38,855)	(26,284)	(46,982)	664	(727)	(2,404)
Provision (benefit) for income taxes	(15,359)	(10,188)	492	612	842	1,188
Net income (loss)	$(23,496)	$(16,096)	$(47,474)	$52	$(1,569)	$(3,592)

		Seven	Five
		Months	Months
	Year Ended	Ended	Ended
	December 31,	December 31,	May 31,	Years Ended December 31,
	2008	2007	2007	2006	2005	2004
(dollars in thousands)	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Other Financial Data:
Net cash provided by (used in) operating activities	$56,249	$(4,495)	$34,318	$48,871	$43,963	$37,966
Net cash used in investing activities	(71,395)	(370,870)	(48,060)	(51,711)	(40,631)	(65,150)
Net cash provided by (used in) financing activities	$27,152	$375,365	$13,742	$2,840	$(3,332)	$27,184

Other Operating Data (as of end of period):
Medical equipment (approximate number of owned outsourcing units)	211,000	194,000	185,000	173,000	161,000	150,000
District offices	84	80	79	79	75	75
Number of outsourcing hospital customers	4,125	3,875	3,800	6,900	6,300	6,250
Number of total outsourcing customers	8,150	7,450	7,200

Depreciation and amortization	$85,823	$48,813	$22,823	$45,454	$46,327	$42,097
Intangible asset impairment charge	4,000	—	—	—	—	—
EBITDA(1)(2)	97,846	48,851	(10,330)	77,717	74,984	68,459

	As of December 31,		As of December 31,
	2008	2007	2006	2005	2004
(in thousands)	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Balance Sheet Data:
Working capital (3)	$22,754	$18,778	$20,913	$19,379	$17,198
Total assets	877,725	878,752	265,006	249,185	246,407
Total debt	531,343	497,335	310,191	300,480	297,302
Shareholders’ equity (deficiency)	188,451	223,695	(92,981)	(96,799)	(93,058)

(1)   EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization.  Management understands that some industry analysts and investors consider EBITDA as a supplementary non-GAAP financial measure useful in analyzing a company’s ability to service debt.  EBITDA, however, is not a measure of financial performance under Generally Accepted Accounting Principals (“GAAP”) and should not be considered as an alternative to, or more meaningful than, net income as a measure of operating performance or to cash flows from operating, investing or financing activities or as a measure of liquidity.  Since EBITDA is not a measure determined in accordance with GAAP and is thus susceptible to varying interpretations and calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.  EBITDA does not represent an amount of funds that is available for management’s discretionary use.  See note 2 below for a reconciliation of net cash provided by operating activities to EBITDA.

(2)          The following is a reconciliation of net cash provided by operating activities to EBITDA:

		Seven	Five
		Months	Months
	Year Ended	Ended	Ended
	December 31,	December 31,	May 31,	Years Ended December 31,
	2008	2007	2007	2006	2005	2004
(in thousands)	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Net cash provided by (used in) operating activities	$56,249	$(4,495)	$34,318	$48,871	$43,963	$37,966
Changes in operating assets and liabilities	3,601	34,502	(27,805)	678	2,327	2,245
Other non-cash expenses	6,477	2,710	(31,164)	(4,043)	(3,275)	(3,448)
Provision (benefit) for income taxes	(15,359)	(10,188)	492	612	842	1,188
Interest expense	46,878	26,322	13,829	31,599	31,127	30,508
EBITDA	$97,846	$48,851	$(10,330)	$77,717	$74,984	$68,459

(3)   Represents total current assets (excluding Cash and cash equivalents) less total current liabilities (excluding Current portion of long-term debt).

Segment Information

		Year Ended December 31, 2008
		(Successor)
(in thousands)	Medical Equipment Outsourcing	Technical and Professional Services	Medical Equipment Sales and Remarketing	Corporate and Unallocated	Total
Revenues	$223,676	$45,225	$20,218	$—	$289,119
Cost of revenue	82,030	32,676	15,473	—	130,179
Medical equipment depreciation	61,751	—	—	—	61,751
Gross margin	$79,895	$12,549	$4,745	$—	$97,189

Total assets	$432,643	$86,559	$18,603	$339,920	$877,725

		Seven Months Ended December 31, 2007
		(Successor)
(in thousands)	Medical Equipment Outsourcing	Technical and Professional Services	Medical Equipment Sales and Remarketing	Corporate and Unallocated	Total
Revenues	$119,808	$26,437	$10,209	$—	$156,454
Cost of revenue	43,104	19,855	9,005	—	71,964
Medical equipment depreciation	34,458	—	—	—	34,458
Gross margin	$42,246	$6,582	$1,204	$—	$50,032

Total assets	$447,240	$91,856	$18,746	$320,910	$878,752

		Five Months Ended May 31, 2007
in thousands		(Predecessor)
	Medical Equipment Outsourcing	Technical and Professional Services	Medical Equipment Sales and Remarketing	Corporate and Unallocated	Total
Revenues	$84,855	$14,800	$7,867	$—	$107,522
Cost of revenue	27,694	10,124	6,366	—	44,184
Medical equipment depreciation	18,512	—	—	—	18,512
Gross margin	$38,649	$4,676	$1,501	$—	$44,826

		Year Ended December 31, 2006
in thousands		(Predecessor)
	Medical Equipment Outsourcing	Technical and Professional Services	Medical Equipment Sales and Remarketing	Corporate and Unallocated	Total
Revenues	$176,932	$30,445	$17,698	$—	$225,075
Cost of revenue	58,987	21,068	13,387	—	93,442
Medical equipment depreciation	37,430	—	—	—	37,430
Gross margin	$80,515	$9,377	$4,311	$—	$94,203

Total assets	$39,395	$1,793	$3,843	$219,975	$265,006

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

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are a leading nationwide provider of medical equipment outsourcing and lifecycle solutions to the United States health care industry. Our customers include national, regional and local acute care hospitals, alternate site providers (such long term acute care hospitals, skilled nursing facilities, specialty hospitals, large physician clinics, and home care providers) and medical equipment manufacturers.  We provide our customers solutions across the spectrum of the equipment life cycle as a result of our position as one of the industry’s largest purchasers and outsourcers of medical equipment.  We currently own or manage over 530,000 pieces of medical equipment. Our diverse medical equipment outsourcing customer base includes more than 4,125 acute care hospitals and approximately 4,025 alternate site providers.  We also have relationships with more than 200 medical equipment manufacturers and all of the nation’s largest group purchasing organizations (“GPOs”) and many of the integrated delivery networks (“IDNs”).  All of our solutions leverage our nationwide network of 84 offices and our more than 65 years of experience managing and servicing all aspects of medical equipment.  Our fees are paid directly by our customers rather than from direct reimbursement from third-party payors, such as private insurers, Medicare, or Medicaid.  We commenced operations in 1939, originally incorporated in Minnesota in 1954 and reincorporated in Delaware in 2001.

On May 31, 2007, UHS Holdco, Inc. (“Parent”) acquired all of the outstanding capital stock of the Company for approximately $712.0 million in cash less debt, tender premium and accrued interest and capitalized leases per the terms of the Agreement and Plan of Merger, dated as of April 15, 2007, by and among the Company, Parent and Parent’s wholly owned subsidiary, Merger Sub, and related documents which resulted in the occurrence of the events outlined in Note 3 to our audited financial statements in Part IV of this Annual Report on Form 10-K which we collectively refer to as the “Transaction” or the “Acquisition.”  Parent is owned by affiliates of Irving Place Capital Merchant Manager III, L.P. (formerly known as Bear Stearns Merchant Manager III, L.P.) and certain members of our management, whom we collectively refer to as the “equity investors.” Parent and Merger Sub are corporations that were formed, for the purpose of completing the Acquisition, by Bear Stearns Merchant Banking, which was affiliated with Bear Stearns & Co. Inc. and which became an independent firm on November 1, 2008, changing its name to Irving Place Capital (“IPC”).

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

In 2007, the Acquisition and the allocation of the purchase price to the opening balance sheet accounts of the Successor were recorded as of the beginning of the first day of our new accounting period (June 1, 2007).

Although the Company continued as the surviving legal entity after the Acquisition, the accompanying information presents our results preceding the Acquisition (“Predecessor”) and the periods subsequent to the Acquisition (“Successor”).  All references to the year ended December 31, 2008 and seven months ended December 31, 2007 refer to our Successor results.  All references to the five months ended May 31, 2007 and year ended December 31, 2006 refer to our Predecessor results.

As one of the nation’s leading medical equipment lifecycle services companies, we design and offer comprehensive solutions for our customers that help reduce capital and operating expenses while increasing equipment and staff productivity and support improved patient safety and outcomes.

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

We present the non-GAAP financial measure gross margin, before purchase accounting adjustments, because we use this measure to monitor and evaluate the performance of our business and believe that the presentation of this measure will enhance users’ ability to analyze trends in our business and evaluate our performance relative to other companies in our industry.  A reconciliation of the non-GAAP financial measure to its equivalent Generally Accepted Accounting Principals (“GAAP”) measure is included in the respective tables.

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

For indefinite lived intangible assets, including goodwill, we review for impairment annually and upon the occurrence of certain events. For long-lived assets and amortizable intangible assets, an impairment is evaluated when an indicator exists, based on the sum of undiscounted estimated future cash flows expected to result from use of the assets compared to its carrying value.  For goodwill, an impairment is evaluated based on the discounted fair value of each reporting unit.  In conjunction with the Transaction, we determined the fair value of each of our reporting units and the resulting goodwill, and as a result we did not perform any further goodwill impairment tests in 2007 as there were no indicators of impairment.  No goodwill impairment has been recognized in 2008, 2007 or 2006.  We annually review for impairment our trade names that have indefinite lives and are not amortized.  Our review is based on a hypothetical royalty value associated with the present value of estimated future cash flows of our Medical Equipment Outsourcing and Technical and Professional Services segments.  In the fourth quarter of 2008 we recognized a $4.0 million impairment loss related to our Technical and Professional Service segment trade names.

The measurement of our pension benefit obligation is dependent on a variety of assumptions determined by management and used by our actuaries. These assumptions affect the amount and timing of future contributions and expenses.

The assumptions used in developing the required estimates include discount rate, expected return or earnings on assets, retirement rates and mortality rates.  We assume no changes in projected salary costs as the benefits under the plan were frozen in 2002.  Our discount rate assumption is determined annually based on interest rates for high quality corporate bonds with maturities that correspond with the timing of our benefit obligation.  In determining our pension obligations as of December 31, 2008, our discount rates decreased to 6.1 percent from 6.5 percent at December 31, 2007.

The expected return on plan assets reflects asset allocations, investment strategies and the views of investment managers over a long-term perspective. Retirement and mortality rates are based on anticipated future plan experience. The effects of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in future periods.  Our unrecognized actuarial loss on our pension, net of tax, was $4.4 million at December 31, 2008.  Significant differences in actual experience or significant changes in assumptions may materially affect pension obligations.

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

Accounting for Uncertainty in Income Taxes — an interpretation of Financial Accounting Standards Board (“FASB”) Statement No. 109 (“FIN No. 48”), has impacted the income tax accrual process in that the new accounting rule requires that only tax benefits that meet the “more likely than not” recognition threshold can be recognized or continue to be recognized.  The change in the unrecognized tax benefits needs to be reasonably estimated based on evaluation of the nature of uncertainty, the nature of events that could cause the change and an estimate of the range of reasonably possible changes.  At any period end, and as new developments occur, management will use prudent business judgment to unrecognize appropriate amounts of tax benefits.  Unrecognized tax benefits can be recognized as issues are favorably resolved and loss exposures decline.  As required, we adopted FIN No. 48 as of January 1, 2007.

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

On April 1, 2007, we completed the acquisition of customer contracts and other assets of the ICMS division of Intellamed, Inc. (“Intellamed”), located in Bryan, Texas.  The purchase price was $14.6 million including direct costs and the assumption of certain liabilities, taking into account certain adjustments and a holdback.  The asset purchase agreement governing this acquisition provided for additional consideration to be paid if certain revenue targets are met during the two years following this acquisition.  We have not recorded any such additional consideration and will not unless we consider it probable of being paid.

We financed the foregoing acquisition with borrowings under our Amended Credit Agreement (see “Liquidity and Capital Resources” below).

RESULTS OF OPERATIONS

The following table provides information on the percentages of certain items of selected financial data compared to total revenues.

		Percent of Total Revenues
		Seven Months	Five Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	May 31,	December 31,
	2008	2007	2007	2006
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Revenue
Medical equipment outsourcing	77.4%	76.6%	78.9%	78.6%
Technical and professional services	15.6	16.9	13.8	13.5
Medical equipment sales and remarketing	7.0	6.5	7.3	7.9
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of Revenue
Cost of medical equipment outsourcing	28.4	27.6	25.8	26.2
Cost of technical and professional services	11.2	12.7	9.4	9.4
Cost of medical equipment sales and remarketing	5.4	5.8	5.9	6.0
Movable medical equipment depreciation	21.4	22.0	17.2	16.6
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	66.4	68.1	58.3	58.2
Gross margin	33.6	31.9	41.7	41.8

Selling, general and administrative	29.4	31.1	26.7	27.5
Transaction and related costs	—	0.2	25.0	—
Intangible asset impairment charge	1.4	—	—	—
Operating income (loss)	2.8	0.6	(10.0)	14.3

Interest expense	16.2	16.8	12.9	14.0
Loss on extinguishment of debt	—	0.7	20.8	—
Income (loss) before income taxes	(13.4)	(16.9)	(43.7)	0.3

Provision (benefit) for income taxes	(5.3)	(6.5)	0.5	0.3
Net income (loss)	(8.1)%	(10.4)%	(44.2)%	—%

Results of Operations for the Year Ended December 31, 2008 (Successor) compared to the Seven Months Ended December 31, 2007 (Successor) and Five Months Ended May 31, 2007 (Predecessor)

Medical Equipment Outsourcing Segment – Manage & Utilize

		Seven Months	Five Months
	Year Ended	Ended	Ended
	December 31,	December 31,	May 31,
	2008	2007	2007
(in thousands)	(Successor)	(Successor)	(Predecessor)
Total revenue	$223,676	$119,808	$84,855
Cost of revenue	82,030	43,104	27,694
Medical equipment depreciation	61,751	34,458	18,512
Gross margin	$79,895	$42,246	$38,649

Gross margin %	35.7%	35.3%	45.5%

Gross margin	$79,895	$42,246	$38,649
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of medical equipment	15,906	9,889	—
Gross margin, before purchase accounting adjustments	$95,801	$52,135	$38,649

Gross margin %, before purchase accounting adjustments	42.8%	43.5%	45.5%

Total revenue in the Medical Equipment Outsourcing segment was $223.7, $119.8, and $84.9 million for the year ended December 31, 2008, seven months ended December 31, 2007, and five months ended May 31, 2007, respectively.  During the year ended December 31, 2008, we experienced increased revenues driven by organic and competitive takeaways in our acute care and Asset Management Partnership Program (“AMPP”) customer base and incremental business from new and existing technology, both owned and managed.

Total cost of revenue in the segment was $82.0, $43.1, and $27.7 million for the year ended December 31, 2008, seven months ended December 31, 2007, and five months ended May 31, 2007, respectively.  Cost of revenue in this segment relates primarily to employee related expenses, equipment repair and maintenance charges related to our movable medical equipment fleet, occupancy and freight charges.  Cost of revenue for the year ended December 31, 2008 and seven months ended December 31, 2007 include $1.0 and $1.1 million, respectively, of charges relating to losses on disposals of equipment which was revalued in conjunction with the Transaction.  During the year ended December 31, 2008, we experienced increased freight, employee, and vehicle related expenses, a portion of which related to building our infrastructure for new business opportunities.

Medical equipment depreciation was $61.8, $34.5, and $18.5 million for the year ended December 31, 2008, seven months ended December 31, 2007, and five months ended May 31, 2007, respectively.  Medical equipment depreciation for the year ended December 31, 2008 and seven months ended December 31, 2007 include $14.7 and $8.6 million, respectively, of charges relating to purchase accounting adjustments.  In May 2007, we determined that certain pieces of respiratory equipment in our medical equipment fleet were impaired as defined by Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Disposal of Long-Lived Assets, and we wrote-off all $0.9 million of this equipment’s remaining net book value.

Gross margin percentage for the Medical Equipment Outsourcing segment was 35.7%, 35.3%, and 45.5% for the year ended December 31, 2008, seven months ended December 31, 2007, and five months ended May 31, 2007, respectively.  Gross margin percentage for the year ended December 31, 2008 and seven months ended December 31, 2007 was negatively impacted by purchase accounting adjustments relating primarily to our medical equipment fleet.

Gross margin percentage, before purchase accounting adjustments was 42.8%, 43.5%, and 45.5% for the year ended December 31, 2008, seven months ended December 31, 2007, and five months ended May 31, 2007, respectively.

Technical and Professional Services Segment – Plan & Acquire; Maintain & Repair

		Seven Months	Five Months
	Year Ended	Ended	Ended
	December 31,	December 31,	May 31,
	2008	2007	2007
(in thousands)	(Successor)	(Successor)	(Predecessor)
Total revenue	$45,225	$26,437	$14,800
Cost of revenue	32,676	19,855	10,124
Gross margin	$12,549	$6,582	$4,676

Gross margin %	27.7%	24.9%	31.6%

Gross margin	$12,549	$6,582	$4,676
Purchase accounting adjustments, primarily non-cash charges related to favorable lease commitments	27	24	—
Gross margin, before purchase accounting adjustments	$12,576	$6,606	$4,676

Gross margin %, before purchase accounting adjustments	27.8%	25.0%	31.6%

Total revenue in the Technical and Professional Services segment was $45.2, $26.4, and $14.8 million for the year ended December 31, 2008, seven months ended December 31, 2007, and five months ended May 31, 2007, respectively.  Revenue for the Successor periods benefited from the acquisition of the ICMS division of Intellamed on April 1, 2007, and increased manufacturer service activity, partially offset by continued sales force attention on converting new customers in our Medical Equipment Outsourcing segment as well as selected contract terminations.

Total cost of revenue in the segment was $32.7, $19.9, and $10.1 million for the year ended December 31, 2008, seven months ended December 31, 2007, and five months ended May 31, 2007, respectively.  Cost of revenue consists primarily of employee related expenses, vendor expenses and occupancy charges.

Gross margin percentage for the Technical and Professional Services segment was 27.7%, 24.9%, and 31.6% for the year ended December 31, 2008, seven months ended December 31, 2007, and five months ended May 31, 2007, respectively.  Gross margin percentage will fluctuate based on the variability of third party vendor expenses in our Customized Healthcare Asset Management Programs and supplemental service programs.

Medical Equipment Sales and Remarketing Segment – Redeploy & Remarket

		Seven Months	Five Months
	Year Ended	Ended	Ended
	December 31,	December 31,	May 31,
	2008	2007	2007
(in thousands)	(Successor)	(Successor)	(Predecessor)
Total revenue	$20,218	$10,209	$7,867
Cost of revenue	15,473	9,005	6,366
Gross margin	$4,745	$1,204	$1,501

Gross margin %	23.5%	11.8%	19.1%

Gross margin	$4,745	$1,204	$1,501
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of inventories and medical equipment	842	979	—
Gross margin, before purchase accounting adjustments	$5,587	$2,183	$1,501

Gross margin %, before purchase accounting adjustments	27.6%	21.4%	19.1%

Total revenue in the Medical Equipment Sales and Remarketing segment was $20.2, $10.2, and $7.9 million for the year ended December 31, 2008, seven months ended December 31, 2007, and five months ended May 31, 2007, respectively.

Total cost of revenue in the segment was $15.5, $9.0, and $6.4 million for the year ended December 31, 2008, seven months ended December 31, 2007, and five months ended May 31, 2007, respectively.  Cost of revenue in this segment consists primarily of cost of inventory and equipment sold and occupancy charges.  During the year ended December 31, 2008 and seven months ended December 31, 2007, purchase accounting adjustments of $0.8 and $1.0 million, respectively, primarily related to the increase in the carrying value of medical equipment and inventory, impacted the cost of revenue.

Gross margin percentage for the Medical Equipment Sales and Remarketing segment was 23.5%, 11.8%, and 19.1% for the year ended December 31, 2008, seven months ended December 31, 2007, and five months ended May 31, 2007, respectively.  Purchase accounting adjustments impacted the gross margin percentage for the year ended December 31, 2008 and seven months ended December 31, 2007.  Margins during each of the seven and five month 2007 periods were negatively impacted by larger individual sales with lower margins.

Gross margin percentage, before purchase accounting adjustments, for the Medical Equipment Sales and Remarketing segment was 27.6%, 21.4%, and 19.1% for the year ended December 31, 2008, seven months ended December 31, 2007, and five months ended May 31, 2007, respectively.  Margins and activity in this segment will fluctuate based on the transactional nature of the business.

Selling, General and Administrative, Transaction and Related Costs, Intangible asset Impairment Charges, Interest Expense, and Loss on Extinguishment of Debt

		Seven Months	Five Months
	Year Ended	Ended	Ended
	December 31,	December 31,	May 31,
	2008	2007	2007
(in thousands)	(Successor)	(Successor)	(Predecessor)
Selling, general and administrative	$85,166	$48,647	$28,692
Transaction and related costs	—	306	26,891
Intangible asset Impairment charge	4,000	—	—
Interest expense	46,878	26,322	13,829
Loss on extinguishment of debt	—	1,041	22,396

Selling, General and Administrative

Selling, general and administrative expense was $85.2, $48.6, and $28.7 million for the year ended December 31, 2008, seven months ended December 31, 2007, and five months ended May 31, 2007, respectively.  Selling, general and administrative expenses consist primarily of employee-related expenses, professional fees, occupancy charges, bad debt expense, depreciation and amortization.  Expenses during the year ended December 31, 2008 and seven months ended December 31, 2007 include $15.7 and $9.4 million, respectively, of charges related to the amortization of our intangible assets which were recorded at fair value in connection with the Transaction and non-cash stock-based compensation expense related to the 2007 Stock Option Plan of Parent of $2.5 and $2.4 million, respectively.  Expenses during the five months ended May 31, 2007 include expense related to our 2003 Stock Option Plan of $1.2 million.  Selling, general and administrative expense as a percentage of total revenue was 29.4%, 31.1%, and 26.7% for the year ended December 31, 2008, seven months ended December 31, 2007, and five months ended May 31, 2007 respectively.

Transaction and Related Costs

We incurred $0.3 and $26.9 million of expenses in connection with the Transaction during the seven months ended December 31, 2007 and five months ended May 31, 2007, respectively.  During the seven months ended December 31, 2007, these expenses consisted primarily of accounting and legal fees.  During the five months ended May 31, 2007, these expenses consisted primarily of accounting, legal, investment banking advisory and restructuring expenses totaling $13.7 million, expensed IPC (formerly known as Bear Stearns Merchant Banking) fees of $6.5 million and stock-based compensation expense related to the accelerated vesting of options under our 2003 Stock Option Plan of $6.7 million.

Impairment Charge

In the fourth quarter of 2008 we recognized a $4.0 million impairment loss related to our Technical and Professional Service segment trade names.  Our review was based on an hypothetical royalty value associated with the present value of estimated future cash flows of our Technical and Professional Services segment.

Interest Expense

Interest expense was $46.9, $26.3, and $13.8 million for the year ended December 31, 2008, seven months ended December 31, 2007, and five months ended May 31, 2007, respectively.  Interest expense during the year ended December 31, 2008 and seven months ended December 31, 2007 includes interest charges related to the increased debt issued in connection with the Transaction, partially offset by lower average interest rates.  Interest expense includes amortization of deferred financing fees associated with our debt of $2.4, $1.4, and $0.7 million for the year ended December 31, 2008, seven months ended December 31, 2007, and five months ended May 31, 2007.

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

Income Taxes

Income tax (benefit) expense was $(15.4), $(10.2), and $0.5 million for the year ended December 31, 2008, seven months ended December 31, 2007, and five months ended May 31, 2007, respectively.  The Company moved from a net deferred tax asset position prior to the Transaction, where tax expense related primarily to minimum state taxes due to valuation allowances established for net operating losses not recognized, to a net deferred tax liability position after the Transaction.  Management believes the valuation allowance is no longer necessary as we determined that it was more likely than not that the benefits of these deferred tax assets will be realized.

Net Income (Loss)

Net income (loss) was $(23.5), $(16.1), and $(47.5) million for the year ended December 31, 2008, seven months ended December 31, 2007, and five months ended May 31, 2007, respectively.  Net loss for the year ended December 31, 2008 and seven months ended December 31, 2007 was impacted by Transaction related purchase accounting adjustments and interest associated with our Notes, partially offset by strong revenues in our Medical Equipment Outsourcing Segment and income tax benefit.  Net loss for the year ended December 31, 2008 was further impacted by a $4.0 million intangible asset impairment charge related our Technical and Professional Service segment trade name. Net loss for the five months ended May 31, 2007, was impacted by $26.9 million of Transaction and related costs and $22.4 million of loss on the extinguishment of debt.

EBITDA

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was $97.8, $48.9, and $(10.3) million for the year ended December 31, 2008, seven months ended December 31, 2007, and five months ended May 31, 2007, respectively.  EBITDA for the year ended December 31, 2008 was negatively impacted by purchasing accounting adjustments related to the transaction, offset by increased activity in our Medical Equipment Outsourcing segment.  EBITDA for the seven months ended December 31, 2007 was primarily impacted by purchase accounting adjustments related to the Transaction and loss on the extinguishment of debt.  EBITDA for the five months ended May 31, 2007 was primarily impacted by Transaction and related expenses and loss on the extinguishment of debt.

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

Total revenue in the Medical Equipment Outsourcing segment was $119.8, $84.9 and $176.9 million for the seven months ended December 31, 2007, five months ended May 31, 2007 and year ended December 31, 2006, respectively.  During the seven months ended December 31, 2007 and five months ended May 31, 2007, we were successful in adding approximately 250 and 300 outsourcing customers, respectively, through organic and competitive takeaway in our acute care and AMPP customer base.  During each of the five and seven month 2007 periods, we also generated incremental business from new and existing technology in our fleet.

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

Medical equipment depreciation was $34.5, $18.5 and $37.4 million for the seven months ended December 31, 2007, five months ended May 31, 2007 and year ended December 31, 2006, respectively.  During each of the five and seven month 2007 periods, we experienced increased medical equipment purchases to meet customer demand.  Medical equipment depreciation for the seven months ended December 31, 2007 includes $8.6 million of charges relating to purchase accounting adjustments.  In May 2007, we determined that certain pieces of respiratory equipment in our medical equipment fleet were impaired as defined by SFAS No. 144, and we wrote-off all $0.9 million of this equipment’s remaining net book value.

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

Transaction and Related Costs

We incurred $0.3 and $26.9 million of expenses in connection with the Transaction during the seven months ended December 31, 2007 and five months ended May 31, 2007, respectively.  During the seven months ended December 31, 2007, these expenses consisted primarily of accounting and legal fees.  During the five months ended May 31, 2007, these expenses consisted primarily of accounting, legal, investment banking advisory and restructuring expenses totaling $13.7 million, expensed IPC fees of $6.5 million and stock-based compensation expense related to the accelerated vesting of options under our 2003 Stock Option Plan of $6.7 million.

Interest Expense

Interest expense was $26.3, $13.8 and $31.6 million for the seven months ended December 31, 2007, five months ended May 31, 2007 and year ended December 31, 2006, respectively.  Interest expense during the seven months ended December 31, 2007 includes interest charges related to the increased debt issued in connection with the Transaction, partially offset by lower average interest rates.  Interest expense includes amortization of deferred financing fees associated with our debt of $1.4, $0.7, and $1.7 million for the seven months ended December 31, 2007, five months ended May 31, 2007, and year ended December 31, 2006.

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

LIQUIDITY AND CAPITAL RESOURCES

Financing Structure. Our major sources of funds are comprised of $230.0 million PIK Toggle Notes, $230.0 million Floating Rate Notes, $135.0 million senior secured credit facility, $9.9 million 10.125% Senior Notes, and $12.4 million of vehicle leases.  In connection with the Transaction, we purchased $235.0 million of our 10.125% Senior Notes and terminated our Amended Credit Agreement.

PIK Toggle Notes. On May 31, 2007, Merger Sub issued $230.0 million aggregate original principal amount of 8.50% / 9.25% PIK Toggle Notes (the “PIK Toggle Notes”) under the Second Lien Senior Indenture (see “Second Lien Senior Indenture” below).  At the closing of the Transaction, as the surviving corporation in the Acquisition, we assumed all the obligations of Merger Sub under the Second Lien Senior Indenture.

For any interest payment period through June 1, 2011, the Company may, at its option, elect to pay cash interest, PIK interest or 50% cash interest and 50% PIK interest.  Cash interest on the PIK Toggle Notes accrues at the rate of 8.50% per annum.  PIK interest on the PIK Toggle Notes accrues at the rate of 9.25% per annum.  After June 1, 2011, the Company is required to make all interest payments on the PIK Toggle Notes entirely as cash interest.  All PIK Toggle Notes mature on June 1, 2015. Interest on the PIK Toggle Notes is payable semiannually in arrears on each June 1 and December 1.  As of December 31, 2008, we intend to make future payments in the form of cash interest.

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

Except as noted above, we cannot redeem the PIK Toggle Notes until June 1, 2011.  Thereafter we may redeem some or all of the PIK Toggle Notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest, if any, on the PIK Toggle Notes redeemed, to the applicable redemption date, if redeemed during the 12-month period beginning on June 1 of the years indicated below, subject to the rights of noteholders:

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

Floating Rate Notes.  On May 31, 2007, Merger Sub issued $230.0 million aggregate original principal amount of Floating Rate Notes (the “Floating Rate Notes”) under the Second Lien Senior Indenture (see “Second Lien Senior Indenture” below).  Interest on the Floating Rate Notes is reset for each semi-annual interest period and is calculated at the current LIBOR rate plus 3.375%.  At December 31, 2008, our LIBOR-based rate was 5.943%, which includes the credit spread noted above.  Interest on the Floating Rate

Notes is payable semiannually, in arrears, on each June 1 and December 1.  At the closing of the Transaction, as the surviving corporation in the Acquisition, we assumed all the obligations of Merger Sub under the Second Lien Senior Indenture.  The Floating Rate Notes mature on June 1, 2015.

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

Except as noted above, we cannot redeem the Floating Rate Notes until June 1, 2009.  Thereafter we may redeem some or all of the Floating Rate Notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest, if any, on the Floating Rate Notes redeemed, to the applicable redemption date, if redeemed during the 12-month period beginning on June 1 of the years indicated below, subject to the rights of noteholders:

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

Interest Rate Swap. In June 2007, we entered into an interest rate swap agreement for $230.0 million, which has the effect of converting our $230.0 million of Floating Rate Notes to fixed interest rates.  The effective date for the interest rate swap agreement was December 2007 and the expiration date is May 2012.

The interest rate swap agreement qualifies for cash flow hedge accounting under SFAS 133, Accounting for Derivative Instruments and Hedging Activities.  Both at inception and on an on-going basis, we must perform an effectiveness test.  In accordance with SFAS 133, the fair value of the interest rate swap agreement at December 31, 2008 is included as a cash flow hedge on our balance sheet.  The change in fair value was recorded as a component of accumulated other comprehensive loss on our balance sheet, net of tax, since the instrument was determined to be an effective hedge at December 31, 2008.  We do not expect any amounts to be reclassified into current earnings in the future due to ineffectiveness.

As a result of our interest rate swap agreement, we expect the effective interest rate on our $230.0 million Floating Rate Notes to be 9.065% from December 2007 through May 2012.

Second Lien Senior Indenture.  Our PIK Toggle Notes and Floating Rate Notes (collectively the “Notes”) are guaranteed, jointly and severally, on a second priority senior secured basis, by certain of our future domestic subsidiaries.  We do not currently have any subsidiaries.  The Notes are our second priority senior secured obligations and rank:

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

Senior Secured Credit Facility.  In connection with the Transaction, the Company and Parent entered into a new first lien senior secured asset-based revolving credit facility providing for loans in an amount of up to $135.0 million pursuant to a credit agreement, dated as of May 31, 2007, with a group of financial institutions.  We refer to this credit facility as the “senior secured credit facility.” The senior secured credit facility is available for working capital and general corporate purposes, including permitted investments, capital expenditures and debt repayments, on a fully revolving basis, subject to the terms and conditions set forth in the credit documents in the form of revolving loans, swing line loans and letters of credit.

The senior secured credit facility provides financing of up to $135.0 million, subject to a borrowing base calculated on the basis of certain of our eligible accounts receivable, inventory and equipment.  As of December 31, 2008, we had $84.6 million of availability under our senior secured credit facility based on a borrowing base of $135.0 million less borrowings of $49.0 million and after giving effect to $1.4 million used for letters of credit.

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

Borrowings under the senior secured credit facility accrue interest (including a credit spread varying with facility usage):

•                  at a per annum rate equal to 0.50% above the rate announced from time to time by the agent as the “prime rate” payable quarterly in arrears; and

•                  at a per annum rate equal to 1.50% above the adjusted LIBOR rate used by the agent, for the respective interest rate period determined at our option, payable in arrears upon cessation of the interest rate period elected.

At December 31, 2008, we had a one-month LIBOR-based rate and a six-month LIBOR-based rate which were accruing interest at rates of 2.461% and 4.765%, respectively, which in each case includes the credit spread noted above.  As of December 31, 2008, we had no outstanding balances under our prime rate based agreement.

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

On May 17, 2007, we entered into a supplemental indenture to the Indenture governing our Senior Notes, dated as of October 17, 2003, between the Company and Wells Fargo Bank, National Association, as trustee.  The Indenture governs the terms of the Senior Notes.  The supplemental indenture amended the Indenture.

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

•                  requirements to file reports with the Securities and Exchange Commission (“SEC”);

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

The Company has the right to redeem some or all of the remaining $9.9 million of Senior Notes at the redemption prices (expressed as a percentage of principal amount) set forth below, plus accrued and unpaid interest, if any, if redeemed during the 12-month period beginning on November 1 of the years indicated below, subject to the rights of the noteholders:

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

If we are unable to generate sufficient cash flow from operations in order to service our debt, we will be forced to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing our debt, electing to pay PIK interest on our PIK Toggle Notes, or seeking additional equity capital.  This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  If we are unable to repay our debt at maturity, we may have to obtain alternative financing, which may not be available to us.

The following table sets forth selected historical information regarding our cash flows:

		Seven Months	Five Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	May 31,	December 31,
	2008	2007	2007	2006
(in thousands)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Net cash provided by (used in) operating activities	$56,249	$(4,495)	$34,318	$48,871
Net cash used in investing activities	(71,395)	(370,870)	(48,060)	(51,711)
Net cash provided by financing activities	27,152	375,365	13,742	2,840

Net cash provided by (used in) operating activities was $56.2, $(4.5), $34.3, and $48.9 million for the year ended December 31, 2008, seven months ended December 31, 2007, five months ended May 31, 2007, and year ended December 31, 2006, respectively.  During the seven months ended December 31, 2007, net cash used in operating activities was impacted primarily by the payment of accrued expenses related to the Transaction.

Net cash used in investing activities was $71.4, $370.9, $48.1, and $51.7 million for the year ended December 31, 2008, seven months ended December 31, 2007, five months ended May 31, 2007, and year ended December 31, 2006, respectively.  During the seven months ended December 31, 2007, net cash used in investing activities was primarily comprised of $335.1 million used for the Acquisition of Universal Hospital Services, Inc. by Parent.  During the five months ended May 31, 2007, net cash used in investing activities was impacted by $14.6 million for the acquisition of the assets of the ICMS division of Intellamed.

Net cash provided by financing activities was $27.2, $375.4, $13.7, and $2.8 million for the year ended December 31, 2008, seven months ended December 31, 2007, five months ended May 31, 2007, and year ended December 31, 2006, respectively.  During the seven months ended December 31, 2007, net cash provided by financing activities benefited from the issuance of our Notes and cash equity contributions of $460.0 and $239.8 million, respectively and, partially offset by cash outlays related to the purchase of certain Predecessor debt.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.   As of December 31, 2008, we do not have any SPE transactions.

Contractual Obligations.  The following is a summary as of December 31, 2008, of our future contractual obligations:

	Payments due by period
(in thousands)					2014 and
Contractual Obligations	Total	2009	2010-2011	2012-2013	beyond
Long-term debt principal obligations	$531,343	$3,555	$15,525	$51,156	$461,107
Interest on Senior Notes	3,021	1,007	2,014	—	—
Interest on Notes (1)	200,049	40,400	80,799	49,525	29,325
Interest on capital lease obligations	953	396	400	124	33
Operating lease obligations	27,344	5,702	8,778	6,916	5,948
Purchase obligations	8,560	8,560	—	—	—
Pension obligations (2)	360	360	—	—	—
Unrecognized tax positions (3)	2,100	—	—	—	—

Total contractual obligations	$773,730	$59,980	$107,516	$107,721	$496,413

(1)

In June 2007, we entered into an interest rate swap agreement that is accounted for as a cash flow hedge. The interest rate swap agreement is effective from December 2007 to May 2012. Interest rates through the interest rate swap agreement period were prepared using our expected effective interest rate. Interest rates subsequent to the termination date of the interest rate swap agreement have not been included as we cannot reasonably estimate future interest payments (See “Interest Rate Swap” above). If the interest rate on our $230.0 million of Floating Rate Notes was 5.943%, after the expiration of the swap, interest payments on these Floating Rate Notes would be $13.7 million annually.

(2)	While our pension liability at December 31, 2008 was approximately $7.8 million, we cannot reasonably estimate required payments beyond 2009 due to changing actuarial and market conditions.

(3)	We cannot reasonably determine the exact timing of payments related to our unrecognized tax positions.

Based on the level of operating performance expected in 2009, we believe our cash from operations, together with additional borrowings under our senior secured credit facility, will meet our liquidity needs for the foreseeable future, exclusive of any borrowings that we may make to finance potential acquisitions.  However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could be adversely affected.  As of December, 31, 2008, we had $84.6 million of unused borrowing availability under our senior secured credit facility based on a borrowing base of $135.0 million less borrowings of $49.0 million and after giving effect to $1.4 million used for letters of credit.  On March 11, 2009 we drew an additional $31.0 million from our senior secured credit facility to, among other things, pre-borrow for our upcoming interest payments on our Floating Rate Notes and PIK Toggle Notes, which are due on June 1, 2009.

Our levels of borrowing are further restricted by the financial covenants set forth in our senior secured credit facility agreement and the Second Lien Senior Indenture governing our Notes, which covenants are summarized above.  As of December 31, 2008, the Company was in compliance with all covenants under the senior secured credit facility.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157, which establishes a consistent framework for measuring fair value and expands disclosures on fair value measurements. Considerable judgment may be required in interpreting market data used to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value.  SFAS No. 157 was effective for the Company starting in fiscal 2008 with respect to financial assets and liabilities. The impact of the initial adoption of SFAS No. 157 in 2008 had no impact on our financial statements.

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 are summarized in the following table by type of inputs applicable to the fair value measurements:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant	Total
	Indentical	Observable	Unobservable	as of
(in thousands)	Assets	Inputs	Inputs	December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2008
Short term investments	$—	$1,500	$—	$1,500
Loss on swap contract	—	27,167	—	27,167

	$—	$28,667	$—	$28,667

A description of the inputs used in the valuation of assets and liabilities is summarized in the following table:

Level 1 – Inputs represent unadjusted quoted prices for identical assets or liabilities exchanged in active markets.

Level 2 – Inputs include directly or indirectly observable inputs other than Level 1 inputs such as quoted prices for similar assets or liabilities exchanged in active or inactive markets; quoted prices for identical assets or liabilities exchanged in inactive markets; other inputs that are considered in fair value determinations of the assets or liabilities, such as interest rates and yield curves that are observable at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks and default rates; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 – Inputs include unobservable inputs used in the measurement of assets and liabilities. Management is required to use its own assumptions regarding unobservable inputs because there is little, if any, market activity in the assets or liabilities or related observable inputs that can be corroborated at the measurement date. Measurements of nonexchange traded derivative contract assets and liabilities are primarily based on valuation models, discounted cash flow models or other valuation techniques that are believed to be used by market participants. Unobservable inputs require management to make certain projections and assumptions about the information that would be used by market participants in pricing assets or liabilities.

With respect to non-financial assets and liabilities, SFAS No. 157 is effective for the Company starting in fiscal 2009. We have not determined the impact of the adoption of the non-financial asset and liability provisions SFAS No. 157 on our financial statements.

Standards Issued Not Yet Adopted

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 expands disclosures but does not change accounting for derivative instruments and hedging activities.  Pursuant to the transition provisions of SFAS No. 161, the Company will adopt SFAS No. 161 in fiscal year 2009 and will present the required disclosures in the prescribed format on a prospective basis. SFAS No. 161 will not impact the Company’s financial statements as its requirements relate only to disclosure.

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

•                  the effect of prolonged negative changes in domestic and global economic conditions;

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

Interest Rates

We use both fixed and variable rate debt as sources of financing.  As of December 31, 2008, we had approximately $531.3 million of total debt outstanding, of which $49.0 million was bearing interest at variable rates approximating 3.4%.  Based on variable debt levels at December 31, 2008 and 2007, a 1.0 percentage point change in interest rates on variable rate debt would have resulted in annual interest expense fluctuating approximately $0.5 and $0.2 million, respectively.

In June 2007, we entered into an interest rate swap agreement for $230.0 million, which has the effect of converting our $230.0 of Floating Rate Notes to fixed interest rates.  The effective date for the interest rate swap agreement was December 2007 and the expiration date is May 2012.

The interest rate swap agreement qualifies for cash flow hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  Both at inception and on an on-going basis, we must perform an effectiveness test.  In accordance with SFAS No. 133, the fair value of the interest rate swap agreement at December 31, 2008 is included as a cash flow hedge on our balance sheet.  The change in fair value was recorded as a component of accumulated other comprehensive loss, net of tax, on our balance sheet since the instrument was determined to be an effective hedge at December 31, 2008.  We do not expect any amounts to be reclassified into current earnings in the future due to ineffectiveness.  As a result of our interest rate swap agreement, we expect the effective interest rate on our $230.0 million Floating Rate Notes to be 9.065% from December 2007 through May 2012.

Fuel Costs

We are exposed to market risks related to changes in the price of gasoline used to fuel our fleet of delivery and sales vehicles.  A hypothetical 10% increase in the average December 2008 and December 2007 prices of unleaded gasoline, assuming gasoline usage levels for the years then ended, would lead to an annual increase in fuel costs of approximately $0.2 and $0.3 million, respectively.

Pension

Our pension obligations are also affected by market risk.  Continued distress in the financial markets may impact the fair value of debt and equity securities in our pension trust.

Other Market Risk

As of December 31, 2008, we have no other material exposure to market risk.

ITEM 8:  Financial Statements and Supplementary Data

The following table sets forth certain unaudited quarterly financial data for 2008 and 2007.  In our opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth therein.  The operating results for any one quarter are not necessarily indicative of results for any future period.

Selected Quarterly Finanancial Information

(Unaudited)

	Year Ended December 31, 2008 (Successor)
	Quarter Ended
(dollars in thousands)	March 31	June 30	September 30	December 31
Total revenues	$75,444	$71,684	$70,979	$71,012
Gross margin	$28,395	$23,580	$21,912	$23,302
Gross margin %	37.6%	32.9%	30.9%	32.8%
Net loss	$(3,186)	$(6,054)	$(7,110)	$(7,146)
Net cash provided by operating activities	18,898	9,373	22,724	5,254
Net cash used in investing activities	(29,031)	(13,872)	(8,748)	(19,744)
Net cash (used in) provided by financing activities	$10,133	$4,850	$(14,327)	$26,496

	Year Ended December 31, 2007
	Quarter	Two Months	Month	Quarter	Quarter
	Ended	Ended	Ended	Ended	Ended
	March 31	May 31	June 30	September 30	December 31
(dollars in thousands)	(Predecessor)	(Predecessor)	(Successor)	(Successor)	(Successor)
Total revenues	$63,549	$43,973	$21,602	$65,183	$69,669
Gross margin	$27,774	$17,052	$7,316	$20,985	$21,731
Gross margin %	43.7%	38.8%	33.9%	32.2%	31.2%
Net income (loss)	$3,190	$(50,664)	$(2,548)	$(6,907)	$(6,641)
Net cash provided by (used in) operating activities	19,286	15,032	(26,013)	20,877	$641
Net cash used in investing activities	(22,062)	(25,998)	(337,689)	(11,196)	$(21,985)
Net cash (used in) provided by financing activities	$2,776	$10,966	$367,185	$(13,164)	$21,344

The Report of the Independent Registered Public Accounting Firm, Financial Statements, and Schedules are set forth in Part IV, Item 15 of this Annual Report of Form 10-K.

ITEM 9:  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 5, 2007, the audit committee of the board of directors dismissed PricewaterhouseCoopers LLP (“PwC”) as our independent registered public accounting firm.

During the fiscal year ended December 31, 2006 and through June 5, 2007, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to PwC’s satisfaction, would have caused PwC to make reference thereto in its report regarding the Company’s financial statements for such years.

During the fiscal year ended December 31, 2006 and through June 5, 2007, there were no “reportable events,” as that term is defined under Item 304(a)(1)(v) of Regulation S-K or any “disagreements,” as that term is defined under Item 304(a)(1)(iv) of Regulation S-K.

The report of PwC on the financial statements of the Company for the fiscal year ended December 31, 2006 did not contain any adverse opinion or disclaimer of opinion, and such report was not qualified or modified as to uncertainty, audit scope or accounting principle.

On June 20, 2007, we engaged Deloitte & Touche LLP (“Deloitte”) as our new independent registered public accounting firm.  During the fiscal year ended December 31, 2006 and through June 19, 2007, the Company has not consulted with Deloitte regarding issues of the type described in Item 304(a)(2) of Regulation S-K.

ITEM 9A(T):  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934.  As of the end of the period covered by this report, we performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that our Company files or submits to the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2008, that have materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B:  Other Information

None.

PART III

ITEM 10:  Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth the ages and the current positions of our executive officers and directors as of March 1, 2009.

Name	Age	Position
Gary D. Blackford	51	Chairman of the Board and Chief Executive Officer
Rex T. Clevenger	51	Executive Vice President and Chief Financial Officer
Timothy W. Kuck	51	Executive Vice President and Chief Operating Officer
Jeffrey L. Singer	47	Executive Vice President, Sales
Diana J. Vance-Bryan	52	Senior Vice President and General Counsel
Walter T. Chesley	54	Senior Vice President, Human Resources and Development
William Heintze	50	Senior Vice President, National Accounts
David Lawson	52	Senior Vice President, Information and Strategic Resources
Scott M. Madson	48	Vice President, Controller, and Chief Accounting Officer
Barry P. Schochet	57	Director
Bret D. Bowerman	32	Director
David Crane	52	Director
John D. Howard	56	Director
Kevin L. Roberg	57	Director
Mark M. McKenna	60	Director
Robert Juneja	38	Director
David E. Dovenberg	64	Advisory Audit Committee Member

Gary D. Blackford has been Chairman of the Board of Directors and Chief Executive Officer since 2007.  Prior thereto, Mr. Blackford had been President, Chief Executive Officer and a member of the Board of Directors since 2002.  Before joining us, Mr. Blackford was Chief Executive Officer for Curative Health Services, Inc., from 2001 to 2002 and, prior to that, for Shop for School.com, Inc., from 1999 to 2001.  He also served as Chief Operating Officer of ValueRx, Inc., from 1994 to 1996 and as Chief Operating Officer and Chief Financial Officer of MedIntell Systems Corporation from 1993 to 1994.  He currently serves on the Board of Directors of Wright Medical Group, Inc.  Mr. Blackford holds a Bachelor of Business Administration degree from The University of Iowa, a Juris Doctor degree from Creighton University and received a Certified Public Accountant certificate.

Rex T. Clevenger joined us in 2004 as Senior Vice President and Chief Financial Officer and became Executive Vice President and Chief Financial Officer in 2007. He has over 30 years of financial operations and capital markets experience, including extensive capital attraction, corporate finance and planning roles as Senior Vice President, Finance for Reliant Resources, Inc. (now Reliant Energy, Inc.), an electricity and energy services company, in Houston from 2000 to 2004, and with privately held Koch Industries, Inc in Wichita and Singapore from 1994 to 2000. He also worked in various corporate, commercial and investment banking roles in Houston and New York from 1982 to 1994, and as a Certified Public Accountant for Arthur Andersen LLP from 1979 until 1982. He is a graduate of the University of Missouri and holds a Bachelor of Science degree in Business Administration.

Timothy W. Kuck was named Executive Vice President and Chief Operating Officer in 2007. Mr. Kuck had served as Senior Vice President of Operations since 2005 and from 2004 to 2005 served as Vice President of Operations for our central region. He has over 20 years of progressive managerial growth in sales, operation, finance and corporate administration. Prior to joining us, Mr. Kuck held the positions of Regional Vice President (1999-2003) and Chief Financial Officer and Secretary (1997-1999) at G&K Services, Inc., a provider of branded identity apparel and facility service programs.  Between the years of 1995-1997 at First Data Corporation, a transaction processing company that acquired Employee Benefit Plans, Inc. in 1995, he held the titles of President of EBPLife Insurance Company and Senior Vice President of First Health Group Corp., a provider of health benefits services. During Mr. Kuck’s pre-acquisition tenure at Employee Benefit Plans, he held the positions of Chief Financial Officer and Secretary (1993-1995), President of EBPLife Insurance Company (1993-1997) and General Counsel and Secretary (1991-1993). Mr. Kuck also was an attorney at Popham, Haik, Schnobrich & Kaufman, Ltd., in Minneapolis, Minnesota from 1984 to 1991. Mr. Kuck holds a Juris Doctor degree from the University of Minnesota Law School and a Bachelor of Arts degree from Augustana College in South Dakota. Mr. Kuck also received a Certified Public Accountant certification.

Jeffrey L. Singer was named Executive Vice President, Sales in 2008.  Prior to that time Mr. Singer had been the Executive Vice President, Sales & Marketing since 2007 and had served as Senior Vice President, Asset Optimization since 2003.  From 1999 to 2003, he was Vice President, Purchasing and Logistics and from 1998 to 1999, he was Vice President of Alternate Care-West. Mr. Singer was Chief Executive Officer of Home Care Instruments, Inc., a medical device company acquired by UHS in 1998 (“HCI”), and held various other positions at HCI from 1986 to 1991. He holds a Bachelor of Science degree in Marketing and Logistics from the University of Missouri.

Diana Vance-Bryan joined us in 2006 as Senior Vice President and General Counsel.  She has over 20 years of legal experience, primarily in the health care sector.  From 2004 to 2006, Ms. Vance-Bryan served as Vice President and General Counsel of Novartis Nutrition Corporation, a leading manufacturer of medical nutrition products, which was acquired by Nestlè in 2007.  Prior to joining Novartis Nutrition Corporation and re-joining Novartis, Ms. Vance-Bryan was a shareholder in the Twin Cities law firm of Briggs and Morgan, P.A. from 2003 through 2004. Ms. Vance-Bryan is a graduate of Mercy Hospital School of Nursing, received a Bachelor of Science degree in nursing from The University of Iowa College of Nursing and a Juris Doctor degree from The University of Iowa College of Law.

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

William S. Heintze joined us in 2004 as the Senior Vice President of National Accounts and is responsible for managing our national and large customer relationships, including GPOs and IDNs.  From 2000 to 2004, Mr. Heintze was Vice President of National Accounts at Medline Industries, a privately-held national manufacturer and distributor of health care supplies and services.  From 1989 to 2000, he worked for Sage Products Inc., a provider of patient cleansing products, where he held titles of Regional Sales Manager, Director of Alternate Care Sales, and Director of National Accounts.  Mr. Heintze has over 25 years of sales and marketing experience and holds a Bachelor of Business Administration Degree from The University of Iowa.

David G. Lawson has been the Senior Vice President of Information and Strategic Resources since 2007.  Prior to that time, Mr. Lawson had been the Senior Vice President of Technology, Professional Services, Marketing and Facilities since 2002.  He has over 30 years of technology experience, 20 of those in the health care/financial services industries with ValueRx, Inc., EBP Health Plans, Inc., North Central Life Insurance Co., Norwest Technical Services, Inc., a computer and technology division of what is now Wells Fargo Bank, and Curative Health Services, Inc.  He was Chief Administrative Officer of Curative Health Services, Inc. from 2001 to 2002.  Prior to that, he was Chief Operating Officer and Chief Technology Officer for Shop for School.com, Inc. from 1999 to 2001.  Prior to that, he was Chief Information Officer of ValueRx, Inc. from 1995 to 1998.   Early in his career he spent four years as a management consultant with Deloitte & Touche LLP and five years with Best Products Limited, a national catalog showroom retailer.  He holds a Bachelor of Science degree in Hospital Administration from Concordia College.

Scott M. Madson joined us in 2006 as Controller and Chief Accounting Officer and was named Vice President in 2008. He has over 20 years of accounting and financial management experience, most recently with Nextel Partners, Inc., a wireless telecommunications provider and predecessor to Sprint Nextel Corporation, where he was the Controller from 2004 to 2006. From 1998 to 2004, Mr. Madson was Director of Financial Accounting with RBC Dain Rauscher, Inc., a Minneapolis, Minnesota-based securities brokerage and investment banking firm and predecessor to RBC Wealth Management. Prior to that, he held financial reporting and internal audit managerial positions at RBC Dain Rauscher as well as audit positions with Deloitte & Touche LLP.

Mr. Madson received a Certified Public Accountant certificate and received a Bachelor of Science degree in accounting from the University of Minnesota.

Barry P. Schochet has served as a director and as a member of our audit committee since 2008.  Mr. Schochet currently is President and Chief Executive Officer of BPS Health Ventures, LLC, a health care consulting and equity investment firm, a position he has held since 2005.  From 1995 until 2005, he served in several executive capacities at Tenet Healthcare Corporation, including Vice Chairman.  Through its subsidiaries, Tenet owns and operates acute care hospitals and related health care services.  He also has served as the hospital division president for National Medical Enterprises (now Tenet Healthcare Corporation) and as Chief Executive Officer of Cypress Community Hospital in Pompano Beach, Florida.  Mr. Schochet serves as a board member of Broadlane, Inc., and as an advisor to Tri Cap Technology Group and The Beryl Companies.  Mr. Schochet holds a Master’s degree in hospital administration from George Washington University and a Bachelor’s degree in zoology from the University of Maine.

Bret D. Bowerman has been a director and a member of our audit committee since 2007. Mr. Bowerman is a Vice President of Irving Place Capital (formerly known as BSMB).  When with BSMB, Mr. Bowerman held the position of Senior Associate.  Prior to joining BSMB in 2007, Mr. Bowerman worked as a Research Analyst at investment manager GoldenTree Asset Management from 2006 to 2007 and from 2001 to 2003 he worked as an Associate at the private equity firm DB Capital Partners. Mr. Bowerman holds a Master of Business Administration degree from the Wharton School of the University of Pennsylvania and a Bachelor of Arts degree in Economics from Washington & Lee University.

David Crane has been a director and as a member of the compensation committee since 2008.  Mr. Crane currently serves as Executive Chairman of NewHope Bariatrics, Inc.  NewHope Bariatrics, in partnership with physicians, owns and manages ambulatory surgery centers dedicated to meeting the needs of the morbidly obese patient.  In addition, Mr. Crane is former President and Chief Executive Officer of MedCath, Inc., serving in such capacity from 2000 to 2003.  MedCath is a healthcare provider primarily focused on the development and operation of physician-owned heart hospitals throughout the United States.  Mr. Crane also served as a director of MedCath and, from 1989 to 1999, as its Chief Operating Officer.  Prior to his tenure at MedCath, Mr. Crane served from 1985 to 1989 as Chief Operating Officer of MediVision, Inc., a privately held company that developed and managed ophthalmic ambulatory surgery centers and physician practices nationally. MediVision was sold to Medical Care International in 1989.  Mr. Crane serves as a senior advisor of Irving Place Capital, a director of NewHope Bariatrics, Inc. and Alveolus Inc. and is on the Board of Trustees of the Charlotte Latin School.  Mr. Crane served as a director of Orion HealthCorp, Inc. until January 2008 and from November 2003 until August 2007, Mr. Crane served as a director of Pediatric Services, Inc.  Mr. Crane holds a Master of Business Administration degree from Harvard Business School and a Bachelor of Arts degree from Yale College.

John D. Howard became a director in 2007. Mr. Howard has served since November 2008 as Chief Executive Officer of Irving Place Capital formerly Bear Stearns Merchant Banking (“BSMB”), a leading institutional private equity firm focused on making equity investments in middle-market companies.  Prior to November 2008, Mr. Howard was the founder and Chief Executive Officer of BSMB and a Senior Managing Director of the investment bank Bear, Stearns & Co. Inc.  From 1990 until 1995, Mr. Howard was the co-CEO of Vestar Capital Partners, a private investment firm specializing in management buyouts, from 1984 to 1989 Mr. Howard was a Senior Vice President and Partner of Wesray Capital Corporation, an investment firm.  He currently serves on the board of directors of New York & Company, Inc., Stuart Weitzman Holdings, LLC, Aéropostale, Inc., Balducci’s Food Lover’s Market, and Multi Packaging Solutions Company.  Additionally, Mr. Howard is a member of the Advisory Board of the Yale School of Management as well as a trustee of Mount Sinai Hospital. Mr. Howard holds a Master of Business Administration degree from the Yale School of Management and a Bachelor of Arts degree from Trinity College.

Kevin L. Roberg has been a director and has served as chairman of the audit committee since 2007.  Mr. Roberg is the founder and managing partner of Kelsey Capital Management, a private investment firm, and is a general partner with the Menlo Park, California-based healthcare venture capital firm Delphi Ventures.  Mr. Roberg is also a director of Thomas and Betts Corporation, Snap Fitness, Inc., Ryan Companies US, Inc., JLJ Medical Devices International LLC, Novologix, Inc., Yale Mechanical Inc., Lake Air Metal Products, LLC, Vivius, Inc., and ProStaff, Inc.  In addition to his duties at Kelsey Capital and Delphi Ventures, Mr. Roberg has held a variety of executive positions in the staffing and healthcare field.  From 2007 to 2008, Mr. Roberg served as interim Chairman and CEO of ProStaff, Inc., following the death of its founder.  From 1995 to 1998, Mr. Roberg served as President and Chief Executive Officer of ValueRx.  In 1995, until it was acquired by ValueRx, Inc., Mr. Roberg served as President and Chief Executive Officer of Medintell Systems Corporation, a pharmaceutical information management company.  From 1994 to 1995, Mr. Roberg served as president of Western Health Plans and president of PRIMExtra, Inc. for EBP Health Plans, Inc. a third-party administrator.  Mr. Roberg received a Bachelor of Science degree from The University of Iowa.

Mark M. McKenna has served as a director and as a member of our compensation committee since 2008.  Mr. McKenna has over 30 years of health care industry experience. Mr. McKenna retired as the President and Chief Executive Officer of Novation, LLC, a health care services company, in 2006. He had served as the President of Novation since 1999.  Mr. McKenna serves as a director of SterilMed, Inc., Suture Express, Inc., LifeNexus, Inc., and The MED Group and on the Board of Advisors for The Beryl Companies. Mr. McKenna holds a Master of Business Administration degree from Suffolk University and a Bachelor of Science degree in Business Administration from Boston College.

Robert Juneja has been a director and has served as chairman of our compensation committee since 2007. Mr. Juneja is a Senior Managing Director and Partner of Irving

Place Capital (formerly BSMB).  When with BSMB Mr. Juneja held the title of Partner and was a Senior Managing Director of Bear, Stearns & Co. Inc. since 2007.  Mr. Juneja joined BSMB in 2000 and focused on investments in financial services and health care services. Prior to joining BSMB, Mr. Juneja was Vice President of Corporate Development at Destia Communications. Mr. Juneja serves on the board of directors of Manifold Capital Corp., Alter Moneta Holdings, Caribbean Financial Group, Cavalry Investments Holdings and Churchill Financial Holdings. Mr. Juneja holds a Master of Business Administration degree from the Wharton School of the University of Pennsylvania and a Bachelor of Arts degree in Mathematics from the University of Michigan.

David E. Dovenberg has served as an advisory member on our audit committee since June 2008. Mr. Dovenberg had been Non-Executive Chairman of the Board since 2004 and was Chairman of the Board between 2001 and 2004. Mr. Dovenberg was our President and Chief Executive Officer from 1998 to 2002. He joined us in 1988 as Vice President, Finance and Chief Financial Officer and served in this role until 1998. Prior to joining us, he had been with The Prudential Insurance Company of America since 1969. From 1979 to 1988, he was a regional Vice President in the area of corporate investments in private placements for Prudential Capital Corporation.  He holds a Master’s degree in Economics from the University of Minnesota and a Bachelor of Arts degree from Gustavus Adolphus College.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors

Each director is expected to devote sufficient time, energy and attention to ensure diligent performance of his or her duties.  Our board met five times during 2008, three of which occurred subsequent to the election of our directors, David Crane, Mark McKenna, and Barry Schochet, on March 13, 2008.  All of our current directors attended 75 percent or more of the meetings of our board and various committees that occurred during their term of service during 2008, except for Barry Schochet, who attended two of the three board of directors meetings held after he was elected to the board.  We believe that Kevin Roberg, Mark McKenna and Barry Schochet are independent as defined under the current rules of The NASDAQ Stock Market LLC (“NASDAQ”) and the New York Stock Exchange (“NYSE”).  John Howard, Robert Juneja and Bret Bowerman, the Irving Place Capital Directors, are not considered to be independent, because each is associated with IPC and Parent, David Crane is not considered to be independent, because he serves as a senior advisor to IPC, and Mr. Blackford is not considered to be independent, because he serves as chairman of the board and chief executive officer of Parent.

Under a securityholders agreement among Parent, IPC/UHS, L.P. and IPC/UHS Co-Investment Partners, L.P., which are both affiliates of IPC (together, “IPC/UHS”), Gary D. Blackford and Kathy Blackford (together, “Blackford”) and certain other securityholders of Parent (referred to, with Blackford, as the “Parent Securityholders”), IPC/UHS, the Parent Securityholders and their respective permitted transferees have agreed to vote all of their Parent securities so that the following individuals are elected to our board of directors and continue to serve on the board:

•                  three representatives (the “Irving Place Capital Directors”) designated by the holders of at least a majority of the common stock and common stock equivalents included in the Parent securities issued or issuable to IPC/UHS or any permitted transferees of IPC/UHS, and

•                  the chief executive officer of the Company, currently Gary Blackford, provided that Mr. Blackford is entitled to remain as a director following the termination of his employment with the Company so long as (i) he continues to own at least 50% of the Parent securities owned by him as of the date of the securityholders agreement, and (ii) he is not employed by, or consulting for, any competitor of the Company or any of its subsidiaries.

In addition, the Parent Securityholders have agreed to vote all of their Parent securities so that any committee of the Company will include at least two IPC Directors, and, for so long as he is a director, our chief executive officer, unless he waives this right or unless our board of directors desires to exclude officers from such committee.

John Howard, Robert Juneja and Bret Bowerman are the current IPC Directors designated to serve on our board of directors.  Mr. Bowerman also serves on our audit committee, and Mr. Juneja also serves on our compensation committee.

Committees of the Board of Directors

Audit Committee

Our audit committee members are Kevin Roberg, Bret Bowerman and Barry Schochet.  Mr. Schochet was elected to the committee on July 1, 2008.  David Dovenberg serves as an advisor to the audit committee but is not a member of the committee and does not vote on matters before the committee.  Mr. Roberg is the chairman. The audit committee met four times during 2008, with all then active members present.  The audit committee, among other things:

•                  reviews the results of the independent registered public accounting firm’s annual audit and its required communication on any significant adjustments, management judgments and estimates, new accounting policies and disagreements with management;

•                  reviews and discusses with management and our independent registered public accounting firm our quarterly financial statements and our audited financial statements, and approves the filing of the audited annual financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission;

•                  reviews and oversees the performance of our independent registered public accounting firm;

•                  reviews written disclosures and the letter from the independent accountant required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence, and discusses with the independent accountant the independent accountant’s independence;

•                  approves the fees and other significant compensation to be paid to the independent auditors, and pre-approves all permissible non-audit services to be performed by the independent auditors;

•                  reviews the adequacy of our system of internal accounting controls;

•                  reviews and periodically reassesses the audit committee charter;

•                  discusses with the independent auditors the annual financial statements, the results of its audit and the matters required to be communicated to audit committees in accordance with Statement on Auditing Standards No. 61, Communication with Audit Committees;

•                  oversees the preparation of and approves the report of the audit committee for inclusion in the Company’s Annual Report on Form 10-K for filing with the SEC.

•                  oversees the application of the Company’s related person transaction policy and its code of business conduct and ethics;

•                  assesses whether management has a review system in place that is reasonably designed to satisfy legal requirement with respect to the Company’s financial statements, reports and other financial information disseminated to governmental organizations and the public;

•                  reviews the types of issues reported to the Company Hotline, which is a reporting system used by employees to pose questions about, or report violation or suspected violations of the Company’s code of business conduct and ethics, and periodically review with Company’s counsel reports made to the Company’s Hotline;

•                  reviews the valuation of the Company in connection with Parent’s determination of the exercise price of stock option awards; and

•                  conducts periodic self-evaluations of its performance.

Under current NASDAQ and NYSE rules, our current audit committee would not be deemed to be comprised solely of independent directors since Mr. Bowerman is an Irving Place Capital Director and is associated with IPC and Parent.  We believe that Mr. Roberg and Mr. Schochet are independent directors under current NASDAQ and NYSE rules.

Our board has determined that Mr. Roberg, who is chairman of the audit committee, qualifies as an “audit committee financial expert” as that term is defined under Item 407(d)(5) of Regulation S-K.

Compensation Committee

Our compensation committee consists of Robert Juneja, David Crane, and Mark McKenna.  Mr. Crane and Mr. McKenna were elected to the committee on July 1, 2008.

The compensation committee met two times during 2008, with all then active members present.  The compensation committee, among other things:

•                  assists the board in overseeing the Company’s management compensation policies and practices, including evaluating annually the performance of the Company’s executive officers and determining and approving the compensation of our executive officers (including our Chief Executive Officer);

•                  reviews and approves equity compensation programs for employees;

•                  reviews the objectives of the Company’s management compensation programs, and reviews and authorizes any employment, compensation, benefit or severance arrangement with any executive officer (current or former);

•                  prepares or oversees the preparation of and approves the Compensation Discussion and Analysis required by the rules of the Securities and Exchange Commission;

•                  retains consultants or experts as it deems necessary in the performance of its responsibilities;

•                  produces an annual compensation committee report for inclusion in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission;

•                  determines the annual compensation to be paid to the named executive officers; and

•                  makes regular reports to the board of directors concerning executive compensation.

Under current NASDAQ and NYSE rules, our current compensation committee would not be deemed to be comprised solely of independent directors, because Mr. Juneja is an Irving Place Capital Director associated with IPC and Parent and Mr. Crane is associated with IPC. We believe that Mr. McKenna is independent under current NASDAQ and NYSE rules.

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

ITEM 11:  Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

In this compensation discussion and analysis we discuss our compensation program, including our compensation philosophy and objectives and each component of compensation for our chief executive officer, chief financial officer, and the other individuals included in the Summary Compensation Table below (collectively, the “named executive officers”).

We are a privately held company, and from May 2007 (shortly after the Transaction occurred) until July 2008, Robert Juneja was the sole member of our compensation committee.  The compensation paid to our named executive officers for fiscal 2008 was determined by the compensation committee in March 2008 in consultation with our chief executive officer, and recommended to our board of directors for final approval, which also occurred in March 2008.  The compensation committee has the authority to retain an independent compensation consultant to assist in making recommendations regarding executive officer compensation, but did not do so in 2008.

David Crane and Mark McKenna were elected to the compensation committee on July 1, 2008, and currently serve on the committee with Mr. Juneja.  We expect that compensation for our named executive officers for future years, including fiscal 2009, will be determined by the compensation committee.

Compensation Philosophy and Objectives

We strive to ensure that we are able to attract and retain talented employees and reward performance.  We also believe that the most effective executive compensation program is one that is designed to reward the achievement of specific annual and long-term strategic goals of our company.  Accordingly, our compensation committee (and our board, in approving the compensation committee’s recommendation) evaluates both performance and compensation to ensure both that the compensation provided to key executives is fair and reasonable, and that it remains competitive relative to the compensation paid to similarly situated executives of other health care services companies. To these ends, our compensation committee and board of directors have determined that our executive compensation program for our named executive officers should include base salary, annual performance-based incentive and long-term equity (stock option) compensation that rewards performance as measured against established goals, and competitive health, dental and other benefits.

Overview of Compensation Program and Process

We have structured our compensation program to motivate the named executive officers to achieve the business goals set by us, and to reward them for achieving these goals.  In furtherance of this, our compensation committee conducts an annual review of our total compensation program to achieve the following goals:

•                  provide fair, reasonable and competitive compensation;

•                  link compensation with our business plans;

•                  reward  achievement of both company and individual performance; and

•                  attract and retain talented executives who are critical to our success.

We believe that these goals reflect the importance of pay for performance by providing our named executive officers with an opportunity to earn compensation for above average performance.  The compensation for each named executive officer includes (i) a base salary that we believe is competitive with salary levels for similarly situated executives of our peer companies, adjusted for our size and private company status, and (ii) incentive compensation that is contingent upon achievement of specific corporate and individual objectives.

Management has a role in the compensation process. Gary Blackford, our chief executive officer, reports to the compensation committee with respect to company performance and that of each named executive officer, including himself.  He also makes compensation recommendations regarding the annual base salary and performance-based incentive compensation for each officer.  The compensation committee may, but is not required to, consider these recommendations in making its own compensation decisions and recommendations to the board of directors.

In 2008 the compensation committee considered certain elements of total compensation against a group of publicly traded companies in the same or related industries (the “Peer Group”).  It is difficult to identify a true peer group that includes our company because our competitors vary among our business segments and the size and scope of activities of our competitors and other participants in the healthcare industry varies widely.  Accordingly, the Peer Group is made up of a variety of companies that our compensation committee has determined are reasonable to include based on industry sector, and sensitivity to similar marketplace trends.  In past years the Peer Group has been reviewed and updated annually by our board of directors, in consultation with our chief executive officer.  As of December 31, 2008, the Peer Group consisted of the following companies:

•                  Hill-Rom Holdings, Inc. and Kinetic Concepts, Inc., our two biggest competitors in our Medical Equipment Outsourcing segment;

•                  Lifepoint Hospitals, Inc., Community Health Systems, Inc. and Kindred Healthcare, Inc., each of which operates acute care hospitals;

•                  Universal Health Services, Inc., which operates acute care hospitals, behavioral health facilities, and ambulatory centers;

•                  Cardinal Health, Inc., a supplier of certain of our products; and

•                  Alliance Imaging, Inc., an outsourced, diagnostic imaging services company.

In fiscal 2008 our compensation committee reviewed the compensation, including base salary and incentive compensation, paid to executives in the Peer Group, and considered the performance evaluations and recommendations presented by Mr. Blackford in determining the appropriate compensation for each named executive officer.  Due to the greater breadth of responsibilities held by our chief executive officer, his total compensation is higher than the other named executive officers.  In approving the compensation for our named executive officers, including our chief executive officer, our board of directors considered the recommendations of our compensation committee, as well as our company’s performance and the need to attract, retain, and motivate our executives.

In December 2008, our compensation committee reviewed compensation information for the Peer Group companies based on the filings made by those companies with the Securities and Exchange Commission, as compiled into a report provided to us by Towers Perrin.  The compensation committee acknowledged that the companies comprising the Peer Group are appropriate given the factors discussed above (including industry sector, capital intensity, and sensitivity to similar marketplace trends).  We expect that our compensation committee will continue to review compensation information with respect to the Peer Group in determining the compensation to be paid to our named executive officers for fiscal 2009.

2008 Executive Compensation Components

For fiscal 2008 the principal components of compensation for our named executive officers were base salary and annual performance-based incentive compensation.  Each named executive officer also has severance and/or change of control benefits, and is eligible to participate in our long-term savings plan and the broad-based benefit and welfare plans that are available to our employees in general.  One of our named executive officers also participates in our Employees’ Pension Plan (the “Pension Plan”), which was frozen on December 31, 2002 and under which no additional participants were permitted after that date.  In addition, the named executive officers are eligible to receive stock option awards from Parent under its stock option plan.  Although these awards are determined solely by Parent, our compensation committee considers the option awards in assessing each named executive officer’s compensation package and whether such package is consistent with our compensation program philosophy and objectives.

We do not have an established formula or target for allocating between cash and non-cash compensation, or between short-term and long-term incentive compensation.  Instead, our goal is to ensure that the compensation we pay is sufficient to attract and retain executive officers, and to reward them for performance that meets the goals set by our compensation committee.

Setting Executive Compensation

The compensation committee recommends, and our board of directors approves, the total compensation for our named executive officers based on a consideration of the following factors:

•                  the scope of responsibility of each named executive officer;

•                  market data provided by our human resources and finance departments or outside consultants;

•                  an assessment of the positions of similarly situated executives within the Peer Group and internal comparisons to the compensation received by those executives;

•                  internal review of each named executive officer’s compensation, both individually and relative to other named executive officers;

•                  individual performance of each named executive officer, which is assessed based on factors such as fulfillment of job responsibilities, the financial and operating performance of the activities directed by each named executive officer, experience and potential;

•                  the total compensation paid to each named executive officer in past years (including long-term equity (stock option) compensation awarded by Parent under its stock option plan);

•                  performance evaluations for each named executive officer, delivered by Mr. Blackford; and

•                  Mr. Blackford’s recommendations regarding the annual base salary and performance-based incentive compensation for each named executive officer.

Base Salary

We provide our named executive officers with a base salary to compensate them for services rendered.  Salary levels are typically considered in March of each year as part of our performance review process and upon a promotion or other change in job responsibility.  Merit-based increases to salaries of the named executive officers are based on the compensation committee’s assessment of the individual’s performance.

Base salary ranges are determined for each named executive officer based on his or her position and responsibility and utilizing our compensation committee’s knowledge and expertise regarding the market, with reference to market data regarding Peer Group compensation as provided by our human resources and finance departments or outside consultants.  Base salary ranges are designed so that salary opportunities for a given position will be targeted at the midpoint of the base salary established for each range.

In March 2008, the compensation committee determined to increase the base salaries of each of the named executive officers based on the compensation committee’s assessment of the individual’s performance.  The increases were also approved by our board of directors and became effective in March of 2008.

Annual Performance-Based Incentive Compensation

The annual performance-based incentive compensation component is offered through the Executive Incentive Program (the “EIP”), an annual cash incentive program that provides our executive officers with an opportunity to earn annual incentive awards based on the Company’s financial performance and the executive officers’ achievement of individual objectives.  Under the EIP, our named executive officers can earn incentive awards that are based on a percentage of base salary, with the percentage for each officer (other than our chief executive officer, whose percentage is specified in his employment agreement with us) set at a level the compensation committee has determined is consistent with his or her level of accountability and impact on our operations.  The percentage of base salary for our named executive officers varies from 65% to 85% of base salary.  In setting the percentage of base salary for each executive officer (other than our chief executive officer), the compensation committee considers the incentive compensation paid to executives in the Peer Group.

The corporate financial objective under the EIP relates to earnings before interest, income tax, depreciation and amortization (“EBITDA”), as adjusted for stock-based compensation, transaction and related expenses, loss on extinguishment of debt, other, and board of director expenses (“Adjusted EBITDA”).  The minimum, target and maximum levels for achievement of the corporate financial objective are proposed each year by our chief executive officer and in March 2008 the minimum, target and maximum levels for achievement of the corporate financial objective for 2008 EIP awards were determined by our compensation committee and recommended to our board of directors for final approval, which also occurred in March 2008.  Awards are based on the achievement of the objective for the current year, calculated by comparing actual and target Adjusted EBITDA for that fiscal year.  For the 2008 EIP awards to each officer (other than our chief executive officer), each 1% directional variance to target has a ten times multiplier effect on the amount of the potential EIP award with bookends at 110% and 93% of target, correlating to a multiplier effect to incentive levels of 200% to 30%, respectively. (The bookends for the potential EIP award for our chief executive officer, as specified in his employment agreement, are 110% and 90% of target and his potential payment ranges from 0 to 170% of target.)  Executive officers participating in the EIP receive no payment under the EIP, unless the Company achieves the minimum performance level (93% of target for executive officers, except our chief executive officer for whom it is 90% of target).  Executive officers (other than our chief executive officer) receive a payment ranging from 30% to 100% of the target award opportunity if the Company achieves a performance level ranging from 93% to 100% of target, and a payment ranging from 100% up to 200% of the target award opportunity if the Company achieves a performance level ranging from 100% to 110% of target.

Management understands that some industry analysts and investors consider EBITDA as a supplementary non-GAAP financial measure useful in analyzing a company’s ability to service debt.  EBITDA, however, is not a measure of financial performance under GAAP and should not be considered as an alternative to, or more meaningful than, net income as a measure of operating performance, or to cash flows from operating, investing or financing activities, or as a measure of liquidity.  Since EBITDA is not a measure determined in accordance with GAAP and is thus susceptible to varying interpretations and calculations, EBITDA may not be comparable to other similarly titled measures of other companies.  EBITDA does not represent an amount of funds that is available for management’s discretionary use.  Adjusted EBITDA is included because certain compensation plans are based upon this measure.

The named executive officers earn 50% of the actual EIP award based on actual Adjusted EBITDA results versus target.  The remaining 50% of the actual Adjusted EBITDA results versus target is earned based on attainment of each named executive officer’s specific annual and quarterly objectives, which are tied to the executive officer’s specific areas of responsibility, and to leadership competencies.

For fiscal 2008 the compensation committee reviewed the Company’s performance against the corporate financial objective, and reviewed the achievement of each executive officer’s individual objectives on the basis of the performance evaluation delivered by Mr. Blackford.  Awards were determined by the compensation committee based on these results.

During the past five years, the Company achieved performance in excess of the target two times, but did not achieve the maximum performance level.  The payout percentage in the past five years ranged between approximately 67% and 164% of the participant’s target award opportunity. Generally, the minimum, target and maximum levels for achievement of the corporate financial objective are set so that the relative difficulty of achieving the target is consistent from year to year.

Awards granted to named executive officers under the EIP in March 2009 for performance in 2008 are reflected in the “Non-equity Incentive Plan” column of the Summary Compensation Table on page 86.  The Company expects to pay the EIP award in March 2009.

Taking into consideration current economic conditions and the impact such conditions are having on the value of equity compensation and equity holdings, the compensation committee determined in December 2008 to revise the terms of the potential 2009 EIP awards for executive officers (other than our chief executive officer whose potential 2009 EIP award is governed by his employment agreement) so that each 1% directional variance to target has a five times multiplier effect on the amount of the potential EIP award with bookends at 110% and 93% of target, correlating to a multiplier effect to incentive levels of 150% to 65%, respectively.

Severance and/or Change of Control Benefits

The Company has adopted an Executive Severance Pay Plan that provides for severance benefits for certain of our senior executive officers, including Timothy Kuck, Jeffrey Singer and Diana Vance-Bryan, who are named executive officers.  In addition, we have entered into employment agreements with Gary Blackford, our chief executive officer, and Rex Clevenger, our chief financial officer.  These employment agreements provide for severance and/or change of control benefits for Mr. Blackford and Mr. Clevenger.  Severance and/or change in control benefits serve several purposes and are designed to:

•                  aid in the attraction and retention of the executives as a competitive practice;

•                  keep the executives focused on running the business, impartial and objective when confronted with transactions that could result in a change of control; and

•                  encourage our executives to act in the best interest of our stockholder in evaluating transactions.

For a detailed discussion of the foregoing, please refer to the caption “Potential Payments Upon Termination or Change in Control” below.

Long-Term Savings Plan and Other Benefits

The Company has adopted a Long-Term Savings Plan, which is a tax-qualified retirement savings plan pursuant to which all employees, including the named executive officers, are able to contribute to the plan the lesser of up to 60% of their annual salary or the limit prescribed by the Internal Revenue Service (“IRS”) on a pre-tax basis.  The Company will match 50% of up to 6% of base pay that is contributed to the Long-Term Savings Plan, subject to the limits prescribed by the IRS, excluding any catch-up contributions.  Matching contributions and any earnings on the matching contributions are vested in accordance with the following schedule:

Years of	Vesting
Service	Percentage
Less than 1	—
1	33%
2	66%
3	100%

Long-Term Equity Incentive (Stock Option) Compensation

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

The 2007 Stock Option Plan of Parent (“2007 Stock Option Plan”) provides for the award of stock options to the named executive officers and is designed to:

•                  enhance the link between the creation of stockholder value and long-term executive incentive compensation;

•                  provide an opportunity for increased equity ownership of Parent by executives; and

•                  maintain competitive levels of total compensation.

Stock option award levels vary among participants based on their positions within the Company.   Consistent with past practice, broad-based stock option awards were granted in June of 2007, following a change in control of the Company, which occurred in connection with the Transaction.  Thereafter, options are expected to be granted at approximately the same time each year during the first quarter and are granted to individuals who were newly hired or who were promoted or who increased their job responsibilities during the past 12-month period.  None of the named executive officers received a grant of options in 2008.  The exercise price of stock option awards under the 2007 Stock Option Plan is equal to the fair market value of Parent’s common stock on the grant date as determined by the compensation committee of Parent and approved by the board of directors of Parent.  For a detailed discussion of the new stock option plan, see discussion under the heading “2007 Stock Option Plan” below.

Retirement Plans

Effective December 31, 2002, benefit accruals under our Pension Plan were frozen for all participants and no new participants have been or will be permitted to enter the Pension Plan after that date. Mr. Singer is the only named executive officer who participates in the Pension Plan.

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

Years of	Vesting
Service	Percentage
Less than 3	—
3	20%
4	40%
5	60%
6	80%
7	100%

The formulas below provide an illustration as to how the retirement benefits are calculated.

Normal Retirement

First Formula

		Average		Years of		Social		Monthly
1.6%	X	Monthly	X	Credited	-	Security	=	Benefit
		Pay (1)		Service (up		Offset
to 25)

Second Formula

Years of Credited Service	X	$6.00	=	Monthly Benefit

(1) Average monthly pay primarily includes base salary and EIP awards.

Early retirement benefits are determined generally in the same manner as described above for normal retirement benefit, but are adjusted to reflect the actuarially determined adjusted payout period.

Other Benefits

Our named executive officers are eligible to participate in the same broad-based benefit and welfare plans that are made available to our employees in general.  In addition, if Mr. Blackford elects not to participate in our group health plan, but rather obtains health coverage directly though an insurer approved by the board of directors, we will reimburse Mr. Blackford for the reasonable cost of such coverage in accordance with the terms of his employment agreement with us.

TAX AND ACCOUNTING IMPLICATIONS

Deductibility of Executive Compensation

The compensation committee reviews and considers the Company’s deductibility of executive compensation.  We believe that compensation paid under our EIP is generally 100% deductible for federal income tax purposes, except that potential  “excess parachute payments” exist with respect to our named executive officers.  Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), provides that the Company may not deduct compensation paid in connection with a change of control that is treated as an excess parachute payment. In certain circumstances, the compensation committee may elect to approve compensation that is not fully deductible to ensure competitive levels of compensation for our executive officers.  For 2008, we believe that all executive officer compensation paid will be fully deductible.

Accounting for Stock-Based Compensation

Beginning January 1, 2006, we began accounting for our stock-based compensation, namely, stock options issued under the 2003 Stock Option Plan and 2007 Stock Option Plan, as required by SFAS 123(R).

While Parent established the 2007 Stock Option Plan, compensation expense related to service provided by the Company’s employees, including the named executive officers, is recognized in the Company’s Statements of Operations with an offsetting Payable to Parent liability.

COMPENSATION COMMITTEE REPORT

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on this review and discussion, recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

THE COMPENSATION COMMITTEE

Robert Juneja

David Crane

Mark McKenna

EXECUTIVE COMPENSATION

The following tables and accompanying narrative disclosure should be read in conjunction with the Compensation Discussion and Analysis.

SUMMARY COMPENSATION TABLE

The table below sets forth the total compensation awarded to, earned by or paid to the named executive officers for our 2008, 2007, and 2006 fiscal years.

The named executive officers were not entitled to receive payments which would be characterized as “Bonus” payments for the years ended December 31, 2008, 2007, or 2006, except for Mr. Clevenger and Ms. Vance-Bryan who each received a cash bonus payment in 2007 in connection with the Transaction.  Amounts listed under the “Non-Equity Incentive Plan Compensation” column were determined in accordance with the

“2008 Executive Incentive Plan Targets,” filed as Exhibit 10.21 to the Annual Report on Form 10-K, for the year ended December 31, 2008, as approved by the compensation committee of our board of directors.  The non-equity incentive plan compensation is expected to be paid in March 2009.

						Change in
						Pension
						Value and
					Non-Equity	Non-Qualified
					Incentive	Deferred
				Option	Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($) (1)	($) (2)	($) (3)	($) (4)	($) (5)	($)
Gary D. Blackford	2008	$446,206	$—	$1,007,355	$379,275	N/A	$6,693	$1,839,529
Chairman of the Board and	2007	$423,385	$—	$2,865,500	$590,200	N/A	$32,963	$3,912,048
Chief Executive Officer (6)	2006	$391,923	$—	$507,272	$393,100	N/A	$5,878	$1,298,173

Rex T. Clevenger	2008	$324,089	$—	$208,418	$243,067	N/A	$6,900	$782,474
Executive Vice President	2007	$310,522	$75,000	$588,944	$381,900	N/A	$7,749	$1,364,115
and Chief Financial Officer	2006	$297,105	$—	$89,607	$270,000	N/A	$6,600	$663,312

Timothy W. Kuck	2008	$234,518	$—	$173,682	$164,163	N/A	$6,900	$579,263
Executive Vice President	2007	$223,592	$—	$774,363	$256,700	N/A	$6,708	$1,261,363
and Chief Operating Officer	2006	$213,069	$—	$87,508	$188,000	N/A	$4,185	$492,762

Jeffrey L. Singer	2008	$224,682	$—	$173,682	$157,277	$6,193	$6,740	$568,574
Executive Vice President,	2007	$211,692	$—	$478,801	$243,000	$—	$6,351	$939,844
Sales and Marketing	2006	$194,082	$—	$68,495	$175,000	$—	$5,823	$443,400

Diana Vance-Bryan	2008	$204,098	$—	$86,840	$138,300	N/A	$6,123	$435,361
Senior Vice President and	2007	$195,554	$25,000	$425,171	$208,500	N/A	$5,866	$860,091
General Counsel

(1)        The amounts in the “Bonus” column reflect a cash bonus payment made in connection with the Transaction to certain of our named executive officers.

(2)        The amounts in the “Option Awards” column reflect the dollar amount recognized for financial statement reporting purposes for the years ended December 31, 2008, 2007, and 2006, respectively, in accordance with SFAS No. 123(R) of awards pursuant to the 2003 Stock Option Plan and the 2007 Stock Option Plan.  The expense includes amounts from awards granted before 2008.  Assumptions used in the calculation of these amounts are included in Note 10 to our audited financial statements for the fiscal year ended December 31, 2008 set forth in Part IV, Item 15 of this Annual Report on Form 10-K.  As a result of the Transaction, unvested options granted under our Predecessor 2003 Stock Option Plan became fully vested and accelerated expense was recorded in accordance with SFAS 123(R) in 2007. A reconciliation of 2007 Option award expense is included below.

			2007 Stock
	2003 Stock Option Plan		Option Plan
	Recurring	Accelerated	Recurring	Total Option
Name	Expense	Expense	Expense	Award Expense
Gary D. Blackford	$263,893	$1,594,252	$1,007,355	$2,865,500
Rex T. Clevenger	42,281	338,245	208,418	588,944
Timothy W. Kuck	54,830	545,851	173,682	774,363
Jeffrey L. Singer	39,296	265,823	173,682	478,801
Diana Vance-Bryan	23,826	314,505	86,840	425,171

(3)        The amounts in the “Non-Equity Incentive Plan Compensation” column reflect the cash awards to the named executive officers under the EIP, which is discussed in detail on page 80 under the caption “Annual Performance-Based Incentive Compensation.”

(4)        The amount in the “Change in Pension Value and Non-Qualified Deferred Compensation Earnings” column for Mr. Singer, the only named executive officer covered by the Pension Plan, reflects the change in the present value of Mr. Singer’s benefits under the Pension Plan using interest rate and mortality rate assumptions consistent with those used in our audited financial statements and includes amounts which Mr. Singer may not be entitled to receive because such amounts are not vested.  The amount shown for Mr. Singer does not include declines of $2,875 and $1,865 in the present value of the benefit provided under the Pension Plan for 2007 and 2006, respectively.  The Pension Plan is discussed in detail on page 83 under the caption “Retirement Plans.”

(5)        The amounts in the “All Other Compensation” column reflect our contributions for all of the named executive officers, except for the 2007 amounts for Mr. Blackford(6), to the Long-Term Savings Plan, discussed in detail on page 82 under the caption “Long-Term Savings Plan and Other Benefits.”

(6)        The amount in the “All Other Compensation” column for Mr. Blackford in 2007 reflects legal fees incurred by us for Mr. Blackford in connection with the Transaction of $26,612 and our contribution to the Long-Term Savings Plan of $6,351.

2008 GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
	Grant	Threshold	Target	Maximum
Name	Date	($)	($)	($)
Gary D. Blackford	N/A	$—	$379,275	$758,550

Rex T. Clevenger	N/A	$—	$243,067	$486,134

Timothy W. Kuck	N/A	$—	$164,163	$328,326

Jeffrey L. Singer	N/A	$—	$157,277	$314,554

Diana Vance-Bryan	N/A	$—	$132,664	$265,328

(1)        The amounts shown under “Estimated Future Payments Under Non-Equity Incentive Plan Awards” reflect the minimum, target and maximum payment levels, respectively, under the Company’s EIP which is discussed in detail on page 80.  These amounts are based on the named executive officer’s base salary and position for the year ending and as of December 31, 2008.  The 2008 EIP payout is included in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table.

(2)        No equity or option awards were granted to the name executive officers during fiscal year 2008.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2008 (1)

	OPTION AWARDS (2)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Gary D. Blackford	6/18/2007	4,833,140	4,833,430	4,833,430	$1.00	6/17/2017

Rex T. Clevenger	6/18/2007	999,960	1,000,020	1,000,020	$1.00	6/17/2017

Timothy W. Kuck	6/18/2007	833,300	833,350	833,350	$1.00	6/17/2017

Jeffrey L. Singer	6/18/2007	833,300	833,350	833,350	$1.00	6/17/2017

Diana Vance-Bryan	6/18/2007	416,650	416,675	416,675	$1.00	6/17/2017

(1)        All outstanding equity awards are option awards granted under Parent’s 2007 Stock Option Plan, discussed in detail on page 82 under the caption “Long-Term Equity Incentive (Stock Option) Compensation.”

(2)        Half of the options granted under the 2007 Stock Option Plan for our named executive officers vest over a six-year period of service with 16.66% vesting on December 31 of each year of the six-year period with such unvested options included in the “Number of Securities Underlying Unexercised Options Unexercisable” column.  The remaining half of the options vest over a six-year period, subject to the Company’s attainment of certain performance objectives, with 16.66% vesting on December 31 of each year of the six-year period with such unvested options included in the “Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options” column.  The 2007 Stock Option Plan is discussed in detail under the caption “2007 Stock Option Plan” below.

2008 PENSION BENEFITS

The table below shows the actuarial present value of accumulated benefits payable to Jeffrey Singer, the only participating named executive officer, including the number of years of service credited to him, under our Pension Plan determined using interest rate and mortality rate assumptions consistent with those used in our financial statements.  Information regarding our Pension Plan is discussed under the caption “Retirement Plans” on page 83.

Name (1)	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)(3)	Payments During Last Fiscal Year ($)
Gary D. Blackford (1)	N/A	N/A	N/A	N/A
Rex T. Clevenger (1)	N/A	N/A	N/A	N/A
Timothy W. Kuck (1)	N/A	N/A	N/A	N/A
Jeffrey L. Singer	UHS Employees’ Pension Plan	4.4	$37,930	$—
Diana Vance-Bryan (1)	N/A	N/A	N/A	N/A

(1)          Mr. Blackford, Mr. Clevenger, Mr. Kuck, and Ms. Vance-Bryan are not eligible to participate in our Pension Plan.

(2)        Includes amounts which the named executive officer may not currently be entitled to receive because the amount is not vested.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

POTENTIAL PAYMENTS UNDER EMPLOYMENT AGREEMENTS

In connection with the Transaction, IPC negotiated new employment agreements between the Company and each of Mr. Blackford and Mr. Clevenger.  The employment agreements were amended and restated on December 31, 2008, to comply with Section 409A of the Internal Revenue Code (“Code”).  Section 409A of the Code imposes certain requirements on nonqualified deferred compensation plans and arrangements.  Final regulations under Section 409A became effective on January 1, 2009.  The terms of the amended and restated employment agreements, as they related to the possible payments upon termination of each of the aforementioned named executive officers, are summarized below and are economically equivalent to the benefits Mr. Blackford and Mr. Clevenger were entitled to before, with the timing of payments and certain other provisions modified to comply with Section 409A.  The amounts shown below assume that termination of employment was effective as of December 31, 2008, include amounts earned through that date, and are estimates of the amounts which would be paid out to the named executive officers upon their termination. The actual amounts paid can only be determined at the time of each named executive officer’s separation from us.

Gary D. Blackford – Employment Agreement

The following termination and Change of Control payments are payable under Mr. Blackford’s employment agreement, contingent upon Mr. Blackford or his representative executing and delivering a release of all claims against the Company and all present and former directors, officers, agents, representatives, executives, successors and assignees of the Company and its direct or indirect owners within 45 days of the date of termination, provided 15 days have elapsed since such execution without any revocation thereof by Mr. Blackford or his representative.

Payments Made Upon Death or Disability

In the event of death or disability, Mr. Blackford or his legal representative will receive, on the 61st day following termination, a lump sum payment consisting of the following:

•                100% of his current base salary;

•                $11,350 intended for health and welfare benefits;

•                earned and unpaid EIP compensation for the calendar year ending prior to the date of termination, if any; and

The Company also will pay Mr. Blackford or his legal representative Mr. Blackford’s pro rata EIP award for the calendar year in which his employment terminates, at the time the Company pays EIP awards to other senior executives for that same calendar year.

Additionally, Mr. Blackford will receive accrued vested benefits through any benefit plan, program or arrangement of the Company at the times specified therein.

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

Payments Made Upon Termination Without Cause or Resignation For Good Reason

If we terminate Mr. Blackford’s employment without Cause or he resigns for Good Reason, Mr. Blackford will receive, on the 61st day following termination, a lump sum payment consisting of the following:

•                  185% of his current base salary;

•                  $11,350 intended for health and welfare benefits; and

•                  earned and unpaid bonus for the calendar year ending prior to the date of termination, if any.

The Company also will pay Mr. Blackford his pro rata EIP award for the calendar year in which his employment terminates, at the time the Company pays EIP awards to other senior executives for that same calendar year.  Additionally, Mr. Blackford will receive accrued vested benefits through any benefit plan, program or arrangement of the Company at the times specified therein.

“Cause” means:

•                  the commission by the named executive officer of a felony for which he is convicted; or

•                  the material breach by the named executive officer of his agreements or obligations under his employment agreement described in a written notice to the named executive officer that is not capable of being cured or has not been cured within 30 days after receipt.

Mr. Blackford will have “Good Reason” for termination if other than for Cause any of the following has occurred:

•                  Mr. Blackford’s base salary or EIP target percentage has been reduced, other than in connection with an across-the-board reduction, not to exceed 5% of the then current base salary, of approximately the same percentage in executive compensation to executive employees imposed by our board of directors in response to negative financial results or other adverse circumstances affecting us;

•                  our board of directors establishes an unachievable and commercially unreasonable adjusted EBITDA target that we must achieve for the named executive officer to receive an EIP under his employment agreement and Mr. Blackford provides written notice of his objection to the board of directors within ten business days;

•                  Mr. Blackford is not elected or re-elected to the board of directors;

•                we have reduced or reassigned a material portion of Mr. Blackford’s duties, have diminished his title, have required Mr. Blackford to relocate outside the greater Minneapolis area, have relocated our corporate headquarters outside the greater Minneapolis area or have removed or relocated outside the greater Minneapolis area a material number of our employees or senior management, in each case without Mr. Blackford’s written consent; or

•                we have breached in any material respect the employment agreement of Mr. Blackford.

Payments Made Upon Termination for Cause or Resignation Without Good Reason

If we terminate Mr. Blackford’s employment under his employment agreement for Cause or Mr. Blackford resigns without Good Reason, all of Mr. Blackford’s rights to payments, other than payment for services already rendered and any other benefits otherwise due, cease upon the date of termination.

Payments Made Upon a Change of Control

In the event of the termination without Cause or resignation for Good Reason of Mr. Blackford at any time within six months before, or twenty-four months following, a Change of Control, or the termination of employment by Mr. Blackford for any reason during the 30-day period following the six month anniversary of the Change of Control, and notwithstanding and in lieu of amounts provided for resignation without Cause or for resignation for Good Reason, Mr. Blackford will receive, on the 61st day following termination, a lump sum payment consisting of the following:

•                  285% of his current base salary;

•                  $11,350 intended for health and welfare benefits; and

•                  earned and unpaid bonus for the calendar year ending prior to the date of termination, if any.

However, if Mr. Blackford’s employment terminates within six months prior to a Change in Control due to termination by the Company without Cause or due to termination by Mr. Blackford for Good Reason, then Mr. Blackford will receive payments in accordance with the provisions noted under the heading “Payments Made Upon Termination Without Cause or Resignation For Good Reason,” and within 30 days following the Change in Control, Mr. Blackford will receive an additional lump sum payment equal to the difference between the payment already received and the amount  required under the Change in Control provisions noted above.

The Company also will pay Mr. Blackford his pro rata EIP award for the calendar year in which his employment terminates, at the time the Company pays EIP awards to other senior executives for that same calendar year.  Additionally, Mr. Blackford will receive accrued vested benefits through any benefit plan, program or arrangement of the Company at the times specified therein.

If any payment or benefit received or to be received by Mr. Blackford in connection with a Change in Control of us constitutes a “parachute payment,” within the meaning of Section 280G(b)(2) of the Code which would be subject to the excise tax imposed by Section 4999 of the Code (the “Excise Tax”), then Mr. Blackford will receive from us an additional cash payment (the “Gross-Up Payment”) so that, after payment by Mr. Blackford of all taxes, including income taxes (and any related interest and penalties imposed with respect thereto) and the Excise Tax imposed upon the Gross-Up Payment, Mr. Blackford retains an amount of the Gross-Up Payment equal to the Excise Tax imposed on the parachute payments.  The Gross-Up Payment will be paid to Mr. Blackford or deposited with the government as withholding in a lump sum payment no later than 90 days following the date on which Mr. Blackford is required to pay the Excise Tax, but in no event later than the end of the tax year following the tax year in which Mr. Blackford submits the Excise Tax to the government.

“Change of Control” means (i) when any “person” (as defined in Section 13(d) and 14(d) of the Securities Exchange Act of 1934 (“Exchange Act”)) (other than the Company, IPC Manager III, L.P. (formerly known as Bear Stearns Merchant Banking Manager III, L.P.) or its affiliates, any trustee or other fiduciary holding securities under an employee benefit plan of the Company or any Subsidiary, or any corporation owned, directly or indirectly, by the stockholder or stockholders, as the case may be, of the Company, in substantially the same proportions as their ownership of stock of the Company), acquires, in a single transaction or a series of transactions (whether by merger, consolidation, reorganization or otherwise), (A) “beneficial ownership” (as defined in Rule 13d-3 under the Exchange Act) of securities representing more than 50% of the combined voting power of the Company (or, prior to a public offering, more than 50% of the Company’s outstanding shares of common stock), or (B) substantially all or all of the assets of the Company and its Subsidiaries on a consolidated basis or (ii) a merger, consolidation, reorganization or similar transaction of the Company with a “person” (as defined above) if, following such transaction, the holders of a majority of the Company’s outstanding voting securities in the aggregate immediately prior to such transaction do not own at least a majority of the outstanding voting securities in the aggregate of the surviving corporation immediately after such transaction. “Subsidiary” means any corporation in an unbroken chain of corporations beginning with the Company if, at the time of a Change of Control, each of the corporations (other than the last corporation in the unbroken chain) owns stock possessing 50% or more of the total combined voting power of all classes of stock in one of the other corporations in the chain.

The following table shows the potential payments upon a termination or Change of Control of us pursuant to Mr. Blackford’s employment agreement.

Gary D. Blackford Chairman of the Board and Chief Excecutive Officer

		For Good
		Reason or	Change of
		Without	Contol
	Death or	Cause	Related
	Disability	Termination	Termination
Executive Benefits and	on	on	on
Payments Upon Separation	12/31/2008	12/31/2008	12/31/2008
Compensation:
Non-Equity Incentive Plan	$379,275	$379,275	$379,275
Stock Options	—	—	—

Benefits and Perquisites:
Health and Welfare Benefits	11,350	11,350	11,350
Severance Payments	451,440	835,164	1,286,604

Total	$842,065	$1,225,789	$1,677,229

Rex Clevenger – Employment Agreement

The following termination and Change of Control payments are payable under Mr. Clevenger’s employment agreement, contingent upon Mr. Clevenger or his representative executing and delivering a release of all claims against the Company and all present and former directors, officers, agents, representatives, executives, successors and assignees of the Company and its direct or indirect owners within 45 days of the date of termination, provided 15 days have elapsed since such execution without any revocation thereof by Mr. Clevenger or his representative.

Payments Made Upon Death or Disability

In the event of death or disability, Mr. Clevenger or his legal representative will receive, on the 61st day following termination, a lump sum payment consisting of the following:

•                  100% of his current base salary;

•                  $11,350 intended for health and welfare benefits; and

•                  earned and unpaid bonus for the calendar year ending prior to the date of termination, if any.

Additionally, Mr. Clevenger will receive accrued vested benefits through any benefit plan, program or arrangement of the Company at the times specified therein.

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

Payments Made Upon Termination Without Cause or Resignation For Good Reason

If we terminate Mr. Clevenger’s employment without Cause or he resigns for Good Reason, Mr. Clevenger will receive, on the 61st day following termination, a lump sum payment consisting of the following:

•                  175% of his current base salary;

•                  $11,350 intended for health and welfare benefits; and

•                  earned and unpaid bonus for the calendar year ending prior to the date of termination, if any.

The Company also will pay Mr. Clevenger his pro rata EIP award for the calendar year in which his employment terminates, at the time the Company pays EIP awards to other senior executives for that same calendar year.  Additionally, Mr. Clevenger will receive accrued vested benefits through any benefit plan, program or arrangement of the Company at the times specified therein.

“Cause” means:

•                 the commission by the named executive officer of a felony for which he is convicted; or

•                 the material breach by the named executive officer of his agreements or obligations under his employment agreement described in a written notice to the named executive officer that is not capable of being cured or has not been cured within 30 days after receipt.

Mr. Clevenger will have “Good Reason” for termination if, other than for Cause, any of the following has occurred:

•                 Mr. Clevenger’s base salary or EIP target percentage has been reduced, other than in connection with an across-the-board reduction, not to exceed 5% of the then current base salary, of approximately the same percentage in executive compensation to executive employees imposed by our board of directors in response to negative financial results or other adverse circumstances affecting us;

•                 our board of directors establishes an unachievable and commercially unreasonable adjusted EBITDA target that we must achieve for the named executive officer to receive an EIP under his employment agreement and Mr. Clevenger provides written notice of his objection to the board of directors within ten business days;

•                 we have reduced or reassigned a material portion of Mr. Clevenger’s duties, have diminished his title, have required Mr. Clevenger to relocate outside the greater Minneapolis, Minnesota area, have relocated our corporate headquarters outside the greater Minneapolis area or have removed or relocated outside the greater Minneapolis area a material number of our employees or senior management, in each case without Mr. Clevenger’s written consent; or

•                 we have breached, in any material respect, the employment agreement of Mr. Clevenger.

Payments Made Upon Termination for Cause or Resignation Without Good Reason

If we terminated Mr. Clevenger’s employment under his employment agreement for Cause or he resigns without Good Reason, all of Mr. Clevenger’s rights to payments, other than payment for services already rendered and any other benefits otherwise due, cease upon the date of termination.

Payments Made Upon a Change of Control

In the event of the termination without Cause or resignation for Good Reason of Mr. Clevenger at any time within six months before, or twenty-four months following, a Change of Control and notwithstanding and in lieu of amounts provided for resignation without Cause or for resignation for Good Reason, Mr. Clevenger is entitled to receive, on the 61st day following termination, a lump sum payment consisting of the following:

•                  262.5% of his current base salary;

•                  $11,350 intended for health and welfare benefits; and

•                  earned and unpaid bonus for the calendar year ending prior to the date of termination, if any.

The Company also will pay Mr. Clevenger his pro rata EIP award for the calendar year in which his employment terminates, at the time the Company pays EIP awards to other senior executives for that same calendar year.  Additionally, Mr. Clevenger will receive accrued vested benefits through any benefit plan, program or arrangement of the Company at the times specified therein.

However, if Mr. Clevenger’s employment terminates within six months prior to a Change in Control due to termination by the Company without Cause or due to termination by Mr. Clevenger for Good Reason, then Mr. Clevenger will receive payments in accordance with the provisions noted under the heading “Payments Made Upon Termination Without Cause or Resignation For Good Reason,” and within 30 days following the Change in Control, Mr. Clevenger will receive an additional lump sum payment equal to the difference between the payment already received and the amount  required under the Change in Control provisions noted above.

 “Change of Control” means (i) when any “person” (as defined in Section 13(d) and 14(d) of the Exchange Act) (other than the Company, IPC Manager III, L.P. or its affiliates, any trustee or other fiduciary holding securities under an employee benefit plan of the Company or any Subsidiary, or any corporation owned, directly or indirectly, by the stockholder or stockholders, as the use may be, of the Company, in substantially the same proportions as their ownership of stock of the Company), acquires, in a single transaction or a series of transactions (whether by merger, consolidation, reorganization or otherwise), (A) “beneficial ownership” (as defined in Rule 13d-3 under the Exchange Act) of securities representing more than 50% of the combined voting power of the Company (or, prior to a public offering, more than 50% of the Company’s outstanding shares of common stock), or (B) substantially all or all of the assets of the Company and its Subsidiaries on a consolidated basis or (ii) a merger, consolidation, reorganization or similar transaction of the Company with a “person” (as defined above) if, following such transaction, the holders of a majority of the Company’s outstanding voting securities in the aggregate immediately prior to such transaction do not own at least a majority of the outstanding voting securities in the aggregate of the surviving corporation immediately after such transaction. “Subsidiary” means any corporation in an unbroken chain of corporations beginning with the Company if, at the time of a Change of Control, each of the corporations (other than the last corporation in the unbroken chain) owns stock possessing 50% or more of the total combined voting power of all classes of stock in one of the other corporations in the chain.

The following table shows the potential payments upon a termination or Change of Control of us under Mr. Clevenger’s employment agreement.

Rex T. Clevenger
Executive Vice President and Chief Finanical Officer

		For Good
		Reason or	Change of
		Without	Contol
	Death or	Cause	Related
	Disability	Termination	Termination
Executive Benefits and	on	on	on
Payments Upon Separation	12/31/2008	12/31/2008	12/31/2008
Compensation:
Non-Equity Incenive Plan	$243,067	$243,067	$243,067
Stock Options	—	—	—

Benefits and Perquisites:
Health and Welfare Benefits	11,350	11,350	11,350
Severance Payments	327,891	573,809	860,714

Total	$582,308	$828,226	$1,115,131

POTENTIAL PAYMENTS UNDER OUR EXECUTIVE SEVERANCE PAY PLAN

On June 1, 2007 we adopted an Executive Severance Pay Plan, which the compensation committee amended on December 31, 2008, to comply with Section 409A of the Code.  The amended Executive Severance Pay Plan provides benefits that are economically equivalent to the benefits the covered senior executives were entitled to under the June 1, 2007, Executive Severance Pay Plan, with the timing of payment and certain other provisions modified to comply with Section 409A.  Additionally, references to the controller were removed, because our controller, who serves as our chief accounting officer, became a vice president during 2008, and as a vice president, he is entitled to benefits generally available to all vice presidents under the Executive Severance Pay Plan.

The Executive Severance Pay Plan covers our executive vice presidents, senior vice presidents and vice presidents who are not covered by an employment agreement with the Company.  Executives covered by the Executive Severance Pay Plan include the following named executive officers: Mr. Kuck, Mr. Singer and Ms. Vance-Bryan.  The terms of the Executive Severance Pay Plan, as they related to the possible payments upon termination of each of the aforementioned named executive officers, are summarized below. The amounts shown assume that termination was effective as of December 31, 2008, include amounts earned through that date and are estimates of the amounts which would be paid out to the named executive officers upon their termination. The actual amounts paid can only be determined at the time of each named executive officer’s separation from us.

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

“Change of Control” means:

•                 any event as a result of which Irving Place Capital Manger III, L.P. and its affiliates collectively cease to own and control all of the economic and voting rights associated with ownership of at least 50.1% of the outstanding capital stock of Company; or

•                 any sale or transfer of all or substantially all of the assets of the Company.

“Resignation for Good Reason” means any of the following has occurred and the named executive officer has given notice thereof within 90 days of the event, we have not cured within 30 days of receipt of such notice, and the named executive officer terminates employment within 60 days thereafter:

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

Payments Made Upon Termination Without Cause or Resignation for Good Reason

If we terminate the named executive officer’s employment without Cause (other than death or disability) or the named executive officer resigns for Good Reason and the named executive officer signs a General Release within 45 days of the date of termination, the named executive officer will receive his or her then current salary on a bi-weekly payment schedule and COBRA benefits, if so elected by the named executive officer, for the twelve-month period following termination (“Severance Period”), provided the time period allowed by the Company for rescission of the General Release has elapsed.  The first payments will be made on the 61st day following the date of termination and will include any such payment(s) that would otherwise have been made prior to the time the General Release was effective.  “General Release” means a written release of all claims against us and our affiliates in the form presented by us, which includes confidentiality, non-competition, non-solicitation and no-hire provisions.

A failure to execute a General Release within 45 days of the named executive officer’s date of termination or a subsequent rescission of such General Release within the time allowed will result in the loss of any rights to receive payments or benefits under the Executive Severance Pay Plan.

If the named executive officer finds other employment within 12 months from the date of termination, the amount of salary payable and COBRA benefits to the named executive officer will be reduced by the value of the compensation and benefits that the named executive officer receives in the named executive’ officer’s new employment.

If the named executive officer resigns for Good Reason, the named executive officer will receive a pro rata payment under our EIP, based on days employed, for the then current calendar year in which the termination occurs, payable at the time the EIP award is paid to our other senior executives.

The following tables show the potential payments to each of the named executive officers covered by our Executive Severance Pay Plan upon a termination or Change of Control.

Timothy W. Kuck
Executive Vice President and Chief Operating Officer

	Without	For Good
	Cause	Reason
	Termination	Termination
Executive Benefits and	on	on
Payments Upon Separation	12/31/2008	12/31/2008
Compensation:
Non-Equity Incenive Plan	$—	$164,163
Stock Options	—	—

Benefits and Perquisites:
Health and Welfare Benefits	10,053	10,053
Severance Payments	237,269	237,269

Total	$247,322	$411,485

Jeffrey L. Singer
Executive Vice President, Sales

	Without	For Good
	Cause	Reason
	Termination	Termination
Executive Benefits and	on	on
Payments Upon Separation	12/31/2008	12/31/2008
Compensation:
Non-Equity Incenive Plan	$—	$157,277
Stock Options	—	—

Benefits and Perquisites
Health and Welfare Benefits	10,053	10,053
Severance Payments	227,880	227,880

Total	$237,933	$395,210

Diana Vance-Bryan
Senior Vice President and General Counsel

	Without	For Good
	Cause	Reason
	Termination	Termination
Executive Benefits and	on	on
Payments Upon Separation	12/31/2008	12/31/2008
Compensation:
Non-Equity Incenive Plan	$—	$138,300
Stock Options	—	—

Benefits and Perquisites:
Health and Welfare Benefits	10,053	10,053
Severance Payments	206,492	206,492

Total	$216,545	$354,845

2003 STOCK OPTION PLAN

The Company’s 2003 Stock Option Plan provided for the grants of stock options to any of our full or part-time employees, including officers and directors who were also employees.  The exercise price for the stock options equaled the estimated fair market value of our common stock on the date such options were granted, as determined by our board of directors.  We also were permitted to grant stock options to non-employee directors and consultants or independent contractors providing services to us.  The exercise price for the options generally was equal to the fair market value of our common stock on the date such options were granted, as determined by our board of directors.  However, the board had discretion to issue such options at exercise prices lower than fair market value.  The 2003 Stock Option Plan was administered by the compensation committee.  Our board of directors was permitted to amend, alter, suspend, discontinue or terminate the plan at any time, and either the compensation committee or the board of directors was permitted to amend or terminate any outstanding award, except that an outstanding award could not be amended or terminated without the holder’s consent if such amendment or termination would adversely affect the rights of the holder.

The board of directors discontinued the 2003 Stock Option Plan on May 31, 2007, in connection with the Transaction and there are no options outstanding under this plan.  As a result of the Transaction, unvested options granted under our Predecessor 2003 Stock Option Plan became fully vested and accelerated expense was recorded in accordance with SFAS 123(R).  Holders of vested options received in consideration for the cancellation of their vested options an amount equal to the product of:

•                  the number of shares of common stock issuable upon the exercise of such vested options, and

•                  the per share merger consideration in the Transaction minus the exercise price for such vested options, less withholding taxes.

2007 STOCK OPTION PLAN

On May 31, 2007, in connection with the Transaction, our Parent’s board of directors adopted the 2007 Stock Option Plan.  The 2007 Stock Option Plan provides for the issuance of approximately 43.9 million nonqualified stock options of our Parent to any of our and Parent’s executives, including the named executive officers, other key employees and to consultants and certain directors.  The options allow for the purchase of shares of common stock of our Parent at prices no lower than the stock’s fair market value at the date of grant.  The exercise price of the stock option awards granted during the year ended December 31, 2008 and seven months ended December 31, 2007 was set by Parent’s board of directors and compensation committee and is equal to the market value of Parent’s common stock on the grant date as determined by the then recent per share valuation of Parent resulting from the Transaction as detailed below and by reference to a peer group of companies’ Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) multiple valuation.

(in thousands, except per share amount)

Equity Contribution at May 31, 2007 from Irving Place Capital and UHS Management to Parent	$248,794

Parent shares issued and outstanding at May 31, 2007	248,794

Per share Parent valuation at May 31, 2007	$1.00

The 2007 Stock Option Plan is administered by Parent’s board of directors and  compensation committee, which has the authority to select the persons to whom awards are granted, to determine the exercise price, if any, and the number of shares of common stock covered by such awards, and to set other terms and conditions of awards, including any vesting schedule.  Parent’s board of directors is permitted to amend, alter, suspend, discontinue or terminate the plan at any time, and either the Parent’s compensation committee or Parent’s board of directors is permitted to amend or terminate any outstanding award, except that an outstanding award may not be amended or terminated without the holder’s consent if such amendment or termination would adversely affect the rights of the holder.

While the terms of the options to be granted under the 2007 Stock Option Plan will be determined at the time of grant, our employee stock options issued in 2008 and 2007 will expire 10 years from the date of grant.  Option grants to directors are 100% fixed vesting options, with 16.66% vesting on each December 31 over a six-year period.  Option grants to employees are comprised of 50% fixed vesting and 50% performance vesting options.  Fixed vesting options vest over a six-year service period with 16.66% vesting on December 31 of each year of the six-year period, subject to the option holder not ceasing employment with Parent or the Company.  Performance vesting options vest over a six-year period with 16.66% vesting on December 31 of each year of the six-year period, subject to the option holder not ceasing employment with Parent or the Company, and to the Company’s attainment of either an adjusted EBITDA target for the then current year or an aggregate adjusted EBITDA target, as set forth in the respective form of option agreement.  Upon a sale of Parent or the Company, all of the unvested options with fixed vesting schedules will vest and become exercisable, and the unvested options that vest upon the achievement of established performance targets will vest and become exercisable upon IPC’s achievement of a certain internal rate of return on its investment in Parent, subject to certain conditions.  An employee’s unvested options are forfeited when employment is terminated, and vested options must be exercised within a prescribed time period on or following termination to avoid forfeiture.  Before the exercise of an option, the holder has no rights as a stockholder regarding the shares subject to the option, including voting rights.

DIRECTOR COMPENSATION

Under our existing policy, we pay each of our independent directors cash compensation of $30,000 per year for their service as independent directors.  Members of our audit committee who are independent also receive an annual fee of $5,000 ($10,000 for the chair), and members of our compensation committee who are independent receive an annual fee of $3,000.  These amounts are reviewed by the board from time to time, and all amounts are pro-rated for partial year membership.  Directors who are not independent do not receive compensation for services on the board of directors.  Although David Crane serves as a senior advisor to IPC, we consider him to be independent for compensation purposes.  David Dovenberg, who is an advisory member of the audit committee and not a director, is an employee and receives no compensation for his audit committee services.

Independent directors are eligible to receive grants of stock options under the 2007 Stock Option Plan, subject to the approval of Parent.  In addition, we reimburse our independent directors for all out-of-pocket expenses incurred in connection with their activities as members of the board, provided that they are expected to follow travel and expense guidelines established for all of our officers and directors.

2008 Cash Compensation

In 2008, Mr. Roberg received cash compensation of $30,000 for his service as an independent director and $10,000 for his service as chairman of our audit committee.  Mr. Roberg received an aggregate amount of $40,000 during 2008.

Mr. McKenna, Mr. Schochet, and Mr. Crane were elected to the board in March 2008 and received the pro-rata amount of $24,000 for their service as independent directors.

Stock Option Compensation

In April 2008, Mr. McKenna, Mr. Schochet, and Mr. Crane each received a grant of stock options to purchase 300,000 shares of Parent’s common stock at the market value of Parent’s common stock on the grant date of $1.00 per share under and pursuant to the terms of the 2007 Stock Option Plan, for their service as our independent directors.

In December 2007, Mr. Roberg received a grant of stock options to purchase 300,000 shares of Parent’s common stock at the market value of Parent’s common stock on the grant date of $1.00 per share under and pursuant to the terms of the 2007 Stock Option Plan, for his service as our director and chairman of the audit committee.

Until a stock option vests and is exercised, the underlying share cannot be voted.  These stock options vest over a six-year period of service with 16.66% of the grant vesting each year.  The 2007 Stock Option Plan is discussed in detail under the caption “2007 Stock Option Plan” above.

2008 Director Compensation Table

The table below summarized the compensation paid by the Company to directors for the fiscal year ended December 31, 2008:

	Fees
	Earned
	or Paid	Option
	in Cash	Awards	Total
Name (1)	($) (2)	($) (3)	($)
Barry Schochet	$24,000	$18,549	$42,549
Bret D. Bowerman	—	—	—
David Crane	24,000	18,549	42,549
John D. Howard	—	—	—
Kevin L. Roberg	40,000	19,465	59,465
Mark M. McKenna	24,000	18,549	42,549
Robert Juneja	—	—	—

(1)          Only the members of our board who are independent receive compensation for their service as directors.

(2)          The amount in the “Fees Earned or Paid in Cash” column for Mr. Schochet, Mr. Crane, Mr. Roberg, and Mr. McKenna represents retainer and committee fees as discussed in detail on page 102 under the caption “2008 Cash Compensation.”

(3)          The amounts in the “Option Awards” column reflect the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2008, in accordance with SFAS 123(R), of awards pursuant to the 2007 Stock Option Plan.  The amounts include expense from awards granted during and before 2008.  Assumptions used in the calculation of these amounts are included in Note 10 to our audited financial statements for the fiscal year ended December 31, 2008 set forth in Part IV, Item 15 of this Annual Report on Form 10-K.  As of December 31, 2008, Mr. Roberg, Mr. McKenna, Mr. Schochet, and Mr. Crane each had 300,000 options outstanding and 50,000 options exercisable under the 2007 Stock Option Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Our board of directors has a compensation committee consisting of our directors, Mr. Juneja, Mr. Crane, and Mr. McKenna.  Mr. Crane and Mr. McKenna were elected to his committee on July 1, 2008.

For a discussion of the related person transactions between or among the foregoing compensation committee members, their affiliates and us, see Item 13 of this Annual Report on  Form 10-K.

ITEM 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of our capital stock is owned by Parent.  IPC and certain members of our management team own Parent. The following table sets forth certain information regarding the beneficial ownership of the common stock of Parent as of March 1, 2009 by:

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

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (%) (2)

Principal Stockholders:
IPC/UHS, L.P. (3) (11) (12)	175,000,000	67.8
IPC/UHS Co-Investment Partners, L.P. (3) (11) (12)	63,913,306	24.8

Directors and Named Executive Officers:
Gary D. Blackford (4)	8,757,527	3.4
Rex T. Clevenger (5)	1,099,960	*
Timothy W. Kuck (6)	1,333,154	*
Jeffrey L. Singer (7)	2,824,909	1.1
Diana Vance-Bryan (8)	416,650	*
Barry P. Schochet (9)	50,000	*
Bret D. Bowerman (10)	—	—
David Crane (9)	50,000	*
John D. Howard (11)	238,913,306	92.5
Kevin L. Roberg (9)	50,000	*
Mark M. McKenna (9)	50,000	*
Robert Juneja (12)	238,913,306	92.5

All directors and executive officers as a group (17 persons)	256,730,747	99.4

*                 Denotes less than one percent.

(1)          Unless otherwise specified, the address of each of the named individuals is c/o Universal Hospital Services, Inc., 7700 France Avenue South, Suite 275, Edina, Minnesota 55435.

(2)          Percentage of beneficial ownership is based on the aggregate of 248,793,717 shares of Parent’s common stock outstanding as of March 1, 2009 and 9,366,300 options exercisable or becoming exercisable for our directors and executive officers within 60 days of March 1, 2009. The percentage of beneficial ownership for all holders has been rounded to the nearest 1/10th of a percentage.

(3)          IPC III GP, LLC may be deemed a beneficial owner of shares of UHS Holdco, Inc. due to its status as a general partner of IPC/UHS, L.P. and IPC/UHS Co-Investment Partners, L.P.  GP, LLC disclaims beneficial ownership of any such shares of which it is not the holder of record.  The address for each of the entities identified in this footnote is c/o Irving Place Capital, 277 Park Avenue, 39th Floor, New York, New York 10172.

(4)          Includes 1,333,275 shares of common stock held by Mr. Blackford’s wife and 738,448 shares of common stock held by Mr. Blackford’s children, which may collectively be deemed to be beneficially owned by Mr. Blackford, and options to purchase 4,833,140 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2009.

(5)          Includes options to purchase 999,960 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2009.

(6)          Includes options to purchase 833,300 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2009.

(7)          Includes options to purchase 833,300 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2009.

(8)          Includes options to purchase 416,650 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2009.

(9)          Includes options to purchase 50,000 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2009, for each of Mr. Roberg, Mr. Crane, Mr. McKenna, and Mr. Schochet.

(10)    Mr. Bowerman is a Senior Associate of Irving Place Capital.  His address is c/o Irving Place Capital, 277 Park Avenue, 39th Floor, New York, New York 10172.

(11)    Mr. Howard is the Chief Executive Officer and Senior Managing Director of Irving Place Capital, an independent private equity firm located in New York, NY.  IPC/UHS, L.P. and IPC/UHS Co-Investment Partners, L.P. were previously known as BSMB/UHS, L.P. and BSMB/UHS Co-Investment Partners, L.P.  On October 31, 2008, Bear Stearns Merchant Banking, commonly known as “BSMB,” which was affiliated with Bear Stearns & Co. Inc., spun out into an independent firm and changed its name to “Irving Place Capital.”  Mr. Howard, by virtue of his status as the sole member of JDH Management, LLC, may be deemed to share beneficial ownership of shares owned of record by Irving Place Capital and IPC/UHS, L.P. and IPC/UHS Co-Investment Partners, L.P.  Mr. Howard has investment and voting power with respect to shares owned by Irving Place Capital and IPC/UHS, L.P. and IPC/UHS Co-Investment Partners, L.P., but disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.  Irving Place Capital has the right to designate three persons to the Company’s board of directors pursuant to a securityholders agreement.  The address for Mr. Howard and each of the entities identified in this footnote is c/o Irving Place Capital, 277 Park Avenue, 39th Floor, New York, New York 10172.

(12)    Mr. Juneja is a Senior Managing Director of Irving Place Capital.  His address is c/o Irving Place Capital, 277 Park Avenue, 39th Floor, New York, New York 10172.

EQUITY COMPENSATION PLAN

The following table summarizes, as of December 31, 2008, the shares of Parent’s common stock subject to outstanding awards or available for future awards under Parent’s 2007 Stock Option Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securitites Remaining Available for Future Issuance Under Equity Compensation Plans (excluding shares reflected in the first column) (2)
Equity Compensation Plans Approved by Security Holders	36,739,583	$1.00	7,165,190

Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	36,739,583	$1.00	7,165,190

(1)          The exercise price of the stock option award is equal to the market value of Parent’s common stock on the grant date as determined by the recent per share valuation of Parent resulting from the Transaction as detailed below and by reference to a peer group of companies’ Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) multiple valuation.

(in thousands, except per share amount)

Equity Contribution at May 31, 2007 from Irving Place Capital andUHS Management to Parent	$248,794

Parent shares issued and outstanding at May 31, 2007	248,794

Per share Parent valuation at May 31, 2007	$1.00

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

On May 31, 2007, in connection with the Transaction, we and IPC entered into a professional services agreement pursuant to which general advisory and management services are to be provided to us with respect to financial and operating matters.  IPC is an owner of Parent, and the following members of our board of directors are associated with IPC:  John Howard, Robert Juneja and Bret Bowerman.  In addition, David Crane, a director, provides consulting services to IPC.  The professional services agreement requires us to pay an annual advisory fee for ongoing advisory and management services equal to the greater of $500,000 or 0.75% of our Adjusted EBITDA (as defined in the professional services agreement) for the immediately preceding fiscal year, payable in quarterly installments, provided that the annual advisory fee for the fiscal year ending December 31, 2007 shall be $500,000, as adjusted for the partial year.  We paid IPC approximately $716,000 in 2008 for advisory and management services.

The professional services agreement was amended and restated as of February 1, 2008, to state that IPC may provide to us certain strategic services in exchange for a portion of the fees that would have been payable by us to IPC as advisory fees under the original professional services agreement, provided that the aggregate of the advisory and strategic services fees do not exceed the greater of $500,000 or 0.75% of our Adjusted EBITDA (as defined in the professional services agreement) for the immediately preceding fiscal year .

OTHER RELATIONSHIP

As of March 1, 2009, Mr. Dovenberg, our advisory audit committee member, owned $1.5 million principal amount of our 8.5%/9.25% PIK Toggle Notes which pay interest semi-annually on June 1 and December 1 of each year.

ITEM 14:  Principal Accountant Fees and Services

Deloitte and Touche LLP (“D&T”) has served as our independent registered public accounting firm since June 20, 2007.  PricewaterhouseCoopers LLP (“PwC”) served as our independent registered public accounting firm from January 1, 2007 to June 5, 2007.  The following table presents fees for professional services rendered by D&T from June 20, 2007 to December 31, 2008 and from PwC for January 1, 2007 to June 5, 2007 for our related annual financial statements.

	2008	2007
Types of Fees	D&T	D&T	PwC	Total
Audit Fees (1)	$385,000	$260,000	$20,500	$280,500
Tax Fees (2)	—	—	23,050	23,050
All Other Fees (3)	—	276,500	236,120	512,620

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

ITEM 15:  Exhibits and Financial Statement Schedules

(a)           The following documents are filed as part of this Report:

1.        Financial Statements

Reports of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2008 and 2007

Statements of Operations for the year ended December 31, 2008, seven months ended December 31, 2007, five months ended May 31, 2007, and year ended December 31, 2006

Statements of Shareholders’ Equity (Deficiency) and Other Comprehensive Income (Loss) for the year ended December 31, 2008, seven months ended December 31, 2007, five months ended May 31, 2007, and year ended December 31, 2006

Statements of Cash Flows for the year ended December 31, 2008, seven months ended December 31, 2007, five months ended May 31, 2007, and year ended December 31, 2006

Notes to Financial Statements

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

10.13

Securityholders Agreement, dated as of May 31, 2007, by and among UHS Holdco, Inc., IPC/UHS L.P. (formerly known as BSMB/UHS L.P.) and IPC/UHS Co-Investment Partners, L.P. (formerly known as BSMB/UHS Co-Investment Partners, L.P.), Gary D. Blackford and Kathy Blackford, and each of the other persons listed therein (incorporated by reference to Exhibit 10.9 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2007, File No. 000-20086).

10.14		Stock Option Plan of UHS Holdco, Inc. (incorporated by reference to Exhibit 10.17 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2007, File No. 000-20086).**
10.15		Form of Option Agreement with UHS Holdco, Inc. (incorporated by reference to Exhibit 10.18 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2007, File No. 000-20086).**
10.16

Amended and Restated Professional Services Agreement, dated as of February 1, 2008, by and between Universal Hospital Services, Inc. and Irving Place Capital Merchant Manager III, L.P. (formerly known as Bear Stearns Merchant Manager III, L.P.) (incorporated by reference to Exhibit 10.23 to Form 10-K/A filed with the Securities and Exchange Commission on March 12, 2008, File No. 000-20086)

10.17	*	Amended and Restated Employment Agreement, dated as of December 31, 2008, between Universal Hospital Services, Inc. and Gary D. Blackford. **
10.18	*	Amended and Restated Employment Agreement, dated as of December 31, 2008, between Universal Hospital Services, Inc. and Rex T. Clevenger. **
10.19	*	Amended and Restated Employment Agreement, dated as of December 31, 2008, between Universal Hospital Services, Inc. and Walter T. Chesley. **
10.20	*	Executive Severance Pay Plan, dated December 31, 2008. **
10.21	*	2009 Executive Incentive Plan Targets. **
12.1	*	Statement regarding the computation of ratio of earnings to fixed charges.
31.1	*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	*	Certification of Gary D. Blackford Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Rex T. Clevenger Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*     Filed herewith

**   Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item  601(b)(10)(iii)(A) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 11, 2009.

UNIVERSAL HOSPITAL SERVICES, INC.
By	/s/ Gary D. Blackford
Gary D. Blackford
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2009.

/s/	Gary D. Blackford	Chairman of the Board
	Gary D. Blackford	and Chief Executive
Officer (Principal
Executive Officer)

/s/	Rex T. Clevenger	Executive Vice President and
	Rex T. Clevenger	Chief Financial Officer
(Principal Financial
Officer)

/s/	Scott M. Madson	Vice President, Controller,
	Scott M. Madson	and Chief Accounting
Officer (Principal
Accounting Officer)

/s/	Barry P. Schochet	Director
Barry P. Schochet

/s/	Bret D. Bowerman	Director
Bret D. Bowerman

/s/	David Crane	Director
David Crane

/s/	John D. Howard	Director
John D. Howard

/s/	Kevin L. Roberg	Director
Kevin L. Roberg

/s/	Mark M. McKenna	Director
Mark M. McKenna

/s/	Robert Juneja	Director
Robert Juneja

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report relating to the fiscal year ended December 31, 2008 or proxy statement with respect to any annual or other meeting of security holders has been sent to security holders, nor will such information be sent to security holders.

Universal Hospital Services, Inc.

Schedule II - Valuation and Qualifying Accounts

(in thousands)

		Additions
Description	Balance- Beginning of Period	Charged to Costs and Expense	Charged to Other Accounts	Deductions from Reserves	Balance-End of Period
Allowance for Doubtful Accounts

Year ended December 31, 2008	$1,500	$2,018	$—	$1,068	$2,450
Seven months ended December 31, 2007	1,250	854	—	604	1,500
Five months ended May 31, 2007	1,350	193	—	293	1,250
Year ended December 31, 2006	1,350	1,126	1	1,127	1,350

Allowance for Inventory Obsolescence

Year ended December 31, 2008	$662	$377	$—	$127	$912
Seven months ended December 31, 2007	448	331	—	117	662
Five months ended May 31, 2007	475	256	—	283	448
Year ended December 31, 2006	562	375	—	462	475

Income Tax Valuation Allowance

Year ended December 31, 2008	$—	$—	$—	$—	$—
Seven months ended December 31, 2007	—	—	—	—	—
Five months ended May 31, 2007	9,945	—	(9,945)	—	—
Year ended December 31, 2006	9,734	211	—	—	9,945

Universal Hospital Services, Inc.

Index

December 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Universal Hospital Services, Inc.

We have audited the accompanying balance sheets of Universal Hospital Services, Inc. (the “Company”) as of December 31, 2008 and 2007 and the related statements of operations, shareholders’ equity (deficiency), and cash flows for the year ended December 31, 2008 (successor), and for the seven month period ended December 31, 2007 (successor), and the five month period ended May 31, 2007 (predecessor). Our audits also included the financial statement schedule listed in the Index at Item 15 as of December 31, 2008 and 2007.  These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor have we been engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial positions of Universal Hospital Services, Inc. as of December 31, 2008 and 2007 and the results of their operations and their cash flows for the year ended December 31 2008 (successor), and for the seven month period ended December 31, 2007 (successor), and the five month period ended May 31, 2007 (predecessor), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Minneapolis, Minnesota

March 12, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Universal Hospital Services, Inc.

In our opinion, the financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, Universal Hospital Services, Inc.’s results of operations and its cash flows for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements for the year ended December 31, 2006.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for stock-based compensation effective January 1, 2006.

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

March 2, 2007

Universal Hospital Services, Inc.

Balance Sheets

(in thousands, except share and per share information)

	December 31,	December 31,
	2008 (Successor)	2007 (Successor)
Assets
Current assets:
Cash and cash equivalents	$12,006	$—
Short-term investments	1,500	—
Accounts receivable, less allowance for doubtful accounts of $2,450 at December 31, 2008 and $1,500 at December 31, 2007	54,113	51,379
Inventories	5,627	4,230
Deferred income taxes	6,025	5,636
Other current assets	2,815	2,426
Total current assets	82,086	63,671

Property and equipment, net:
Medical equipment, net	215,643	214,336
Property and office equipment, net	22,728	18,707
Total property and equipment, net	238,371	233,043

Other long-term assets:
Goodwill	280,211	282,913
Other intangibles, net	262,848	282,507
Other, primarily deferred financing costs, net	14,209	16,618
Total assets	$877,725	$878,752

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,555	$3,120
Book overdrafts	7,170	3,420
Accounts payable	17,976	16,518
Accrued compensation	12,154	13,527
Accrued interest	3,880	3,783
Other accrued expenses	6,146	7,645
Total current liabilities	50,881	48,013

Long-term debt, less current portion	527,788	494,215
Pension and other long-term liabilities	8,248	1,624
Interest rate swap	27,167	14,681
Payable to Parent	5,012	2,471
Deferred income taxes	70,178	94,053

Commitments and contingencies (Note 8)

Shareholders’ equity
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at December 31, 2008 and 2007	—	—

Additional paid-in capital	248,794	248,794
Accumulated deficit	(39,592)	(16,096)
Accumulated other comprehensive loss	(20,751)	(9,003)
Total shareholders’ equity	188,451	223,695
Total liabilities and shareholders’ equity	$877,725	$878,752

The accompanying notes are an integral part of these financial statements.

Universal Hospital Services, Inc.

Statements of Operations

(in thousands)

		Seven	Five
		Months	Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	May 31,	December 31,
	2008 (Successor)	2007 (Successor)	2007 (Predecessor)	2006 (Predecessor)
Revenue
Medical equipment outsourcing	$223,676	$119,808	$84,855	$176,932
Technical and professional services	45,225	26,437	14,800	30,445
Medical equipment sales and remarketing	20,218	10,209	7,867	17,698
Total revenues	289,119	156,454	107,522	225,075

Cost of Sales
Cost of medical equipment outsourcing	82,030	43,104	27,694	58,987
Cost of technical and professional services	32,676	19,855	10,124	21,068
Cost of medical equipment sales and remarketing	15,473	9,005	6,366	13,387
Medical equipment depreciation	61,751	34,458	18,512	37,430
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	191,930	106,422	62,696	130,872
Gross margin	97,189	50,032	44,826	94,203

Selling, general and administrative	85,166	48,647	28,692	61,940
Transaction and related costs	—	306	26,891	—
Intangible asset impairment charge	4,000	—	—	—
Operating income (loss)	8,023	1,079	(10,757)	32,263

Interest expense	46,878	26,322	13,829	31,599
Loss on extinguishment of debt	—	1,041	22,396	—
Income (loss) before income taxes	(38,855)	(26,284)	(46,982)	664

Provision (benefit) for income taxes	(15,359)	(10,188)	492	612
Net income (loss)	$(23,496)	$(16,096)	$(47,474)	$52

The accompanying notes are an integral part of these financial statements.

Universal Hospital Services, Inc.

Statements of Shareholders Equity (Deficiency) and Other Comprehensive Income (Loss)

(in thousands, except share and per share information)

					Accumulated	Total
		Additional			Other	Shareholders’
	Common	Paid-in	Accumulated	Deferred	Comprehensive	Equity
	Stock	Capital	Deficit	Compensation	Income (Loss)	(Deficiency)

Predecessor:

Balances at December 31, 2005	$1,234	$820	$(93,579)	$(94)	$(5,180)	$(96,799)

Issuance of 25,495 shares of common stock	1	28	—	—	—	29
Stock-based compensation	—	1,640	—	94	—	1,734
Comprehensive income:
Net income	—	—	52	—	—
Unrealized gain on minimum pension liability adjustment	—	—	—	—	2,003
Comprehensive income						2,055

Balances at December 31, 2006	1,235	2,488	(93,527)	—	(3,177)	(92,981)

Issuance of 16,664 shares of common stock	—	19	—	—	—	19
Stock-based compensation	—	7,957	—	—	—	7,957
Comprehensive loss:
Net loss	—	—	(47,474)	—	—
Comprehensive loss						(47,474)

Balances at May 31, 2007	$1,235	$10,464	$(141,001)	$—	$(3,177)	$(132,479)

Successor:

Equity contributions / issuance of common stock	$—	$248,794	$—	$—	$—	$248,794
Comprehensive loss:
Net loss	—	—	(16,096)	—	—
Unrealized loss on minimum pension liability adjustment, net of tax	—	—	—	—	(12)
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	(8,991)
Total Comprehensive loss						(25,099)

Balances at December 31, 2007 Comprehensive loss:	—	248,794	(16,096)	—	(9,003)	223,695
Net loss	—	—	(23,496)	—	—
Unrealized loss on minimum pension liability adjustment, net of tax	—	—	—	—	(4,384)
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	(7,364)
Total Comprehensive loss						(35,244)

Balances at December 31, 2008	$—	$248,794	$(39,592)	$—	$(20,751)	$188,451

The accompanying notes are an integral part of these financial statements.

Universal Hospital Services, Inc.

Statements of Cash Flows

(in thousands)

		Seven	Five Months
	Year Ended	Months Ended	Ended	Year Ended
	December 31,	December 31,	May 31,	December 31,
	2008	2007	2007	2006
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Cash flows from operating activities:
Net income (loss)	$(23,496)	$(16,096)	$(47,474)	$52
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	70,163	39,387	21,625	43,672
Amortization of intangibles and deferred financing costs	18,067	10,837	1,913	3,498
Intangible asset impairment charge	4,000	—	—	—
Non-cash write-off of deferred financing cost	—	290	6,305	—
Tender premium for purchase of 10.125% senior notes	—	751	16,090	—
Provision for doubtful accounts	2,018	854	194	1,126
Provision for inventory obsolescence	377	330	256	375
Non-cash charges related to step-up in carrying value of inventory	—	200	—	—
Non-cash stock-based compensation expense	2,540	2,471	7,957	1,734
Loss (gain) on sales and disposals of equipment	1,682	1,336	(745)	(1,280)
Deferred income taxes	(15,501)	(10,353)	392	372
Changes in operating assets and liabilities:
Accounts receivable	(4,725)	(5,904)	(3,481)	(2,126)
Inventories	(1,774)	405	(252)	(130)
Other operating assets	(545)	(15)	643	(746)
Accounts payable	4,377	(772)	590	(2,344)
Other accrued expenses	(934)	(28,216)	30,305	4,668
Net cash provided by (used in) operating activities	56,249	(4,495)	34,318	48,871
Cash flows from investing activities:
Medical equipment purchases	(69,224)	(34,695)	(34,040)	(50,783)
Property and office equipment purchases	(4,679)	(2,947)	(1,720)	(4,034)
Proceeds from disposition of property and equipment	2,508	1,841	2,290	3,106
Acquisition of the ICMS division of Intellamed, Inc.	—	—	(14,590)	—
Acquisition of Universal Hospital Services, Inc. by Parent	—	(335,069)	—	—
Net cash used in investing activities	(71,395)	(370,870)	(48,060)	(51,711)
Cash flows from financing activities:
Proceeds under amended credit agreement	—	—	73,625	100,500
Payments under amended credit agreement	—	(74,550)	(42,075)	(95,606)
Proceeds under senior secured credit facility	104,450	59,223	—	—
Payments under senior secured credit facility	(74,925)	(39,748)	—	—
Purchase of short term investment as collateral	(1,500)	—	—	—
Payments of principal under capital lease obligations	(4,554)	(2,730)	(1,618)	(1,391)
Payment of deferred financing costs	(69)	(17,529)	—	—
Proceeds from issuance of bonds	—	460,000	—	—
Repayment of 10.125% senior notes	—	(250,055)	—	—
Tender premium for purchase of 10.125% senior notes	—	(751)	(16,090)	—
Cash equity contributions	—	239,754	—	—
Change in book overdrafts	3,750	1,751	(119)	(692)
Proceeds from issuance of common stock	—	—	19	29
Net cash provided by financing activities	27,152	375,365	13,742	2,840
Net change in cash and cash equivalents	12,006	—	—	—

Cash and cash equivalents at the beginning of period	—	—	—	—
Cash and cash equivalents at the end of period	$12,006	$—	$—	$—

Supplemental cash flow information:
Interest paid	$44,374	$21,446	$17,599	$29,532
Income taxes paid (received)	$384	$(51)	$61	$302
Non-cash activities:
Medical equipment purchases included in accounts payable	$5,693	$8,952	$5,103	$7,407
Deferred financing costs included in accounts payable	$—	$69	$—	$—
Capital lease additions	$9,037	$2,913	$2,142	$6,208
Equity contributions from management shareholders	$—	$9,039	$—	$—

The accompanying notes are an integral part of these financial statements.

Universal Hospital Services, Inc.

Notes to Financial Statements

As of December 31, 2008 and 2007 and for the year ended December 31, 2008, seven months ended December 31, 2007, five months ended May 31, 2007, and year ended December 31, 2006

1.                          Description of Business

Universal Hospital Services, Inc. (“we”, “our”, the “Company” or “UHS”) is a nationwide provider of medical equipment outsourcing and lifecycle services to the health care industry.  The Company’s services fall into three reporting segments:  medical equipment outsourcing, technical and professional services, and medical equipment sales and remarketing.

On May 31, 2007, UHS Holdco, Inc. (“Parent”) acquired all of the outstanding capital stock of the Company for approximately $712.0 million in cash less debt, tender premium and accrued interest and capitalized leases.  Parent is owned by affiliates of Irving Place Capital Merchant Manager III, L.P. (formerly known as Bear Stearns Merchant Manager III, L.P.) and certain members of our management, whom we collectively refer to as the “equity investors.” Parent and Merger Sub are corporations that were formed for the purpose of completing the Acquisition by Bear Stearns Merchant Banking, which was affiliated with Bear Stearns & Co. Inc. and which became an independent firm on November 1, 2008, changing its name to Irving Place Capital.

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

Although the Company continued as the surviving legal entity after the Acquisition, the accompanying information presents our results preceding the Acquisition (“Predecessor”) and the periods subsequent to the acquisition (“Successor”).  All references to the year ended December 31, 2008 and seven months ended December 31, 2007 refer to our Successor results.  All references to the five months ended May 31, 2007 and year ended December 31, 2006 refer to our Predecessor results.

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

Cash and Cash Equivalents

The Company considers money market accounts and other highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Short-term Investments

Marketable securities with original purchase maturities greater than three months, but less than twelve months are classified as short-term investments. On December 31, 2008, the Company purchased a six-month certificate of deposit for $1.5 million that serves as collateral for bank purchase card financing.

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

Property and Office Equipment

Property and office equipment includes property, leasehold improvements and office equipment.

Depreciation and amortization of property and office equipment is provided on the straight-line method over the lesser of the remaining useful life or lease term for leasehold improvements, and 3 to 10 years for shop and office equipment.  The cost and accumulated depreciation or amortization of property and equipment retired or sold is eliminated from their respective accounts and the resulting gain or loss is recorded in selling, general and administrative expense in the period the asset is retired or sold.

Goodwill

Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable tangible net assets and identifiable intangible assets purchased.

Goodwill is tested at least annually for impairment, and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test is performed using a two-step process. In the first step, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. If the estimated fair value is less than the carrying amount of the reporting unit, an indication that goodwill impairment exists and a second step must be completed in order to determine the amount of the goodwill impairment, if any, that should be recorded. In the second step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The fair value of each reporting unit is determined using a discounted cash flow analysis. Projecting discounted future cash flows requires us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital and the appropriate discount rate. The projections also take into account several factors including current and estimated economic trends and outlook, and other factors which are beyond our control.

We completed step one of our annual goodwill impairment evaluation during the fourth quarter with each reporting unit’s fair value exceeding its carrying value. Accordingly, step two of the impairment analysis was not required.  Goodwill was not found to be impaired during any of the periods presented.

Other Intangible Assets

Other intangible assets primarily include customer relationships, supply agreement, trade names and trademarks, technology database and non-compete agreements.  With the exception of trade names, which have indefinite lives, other intangible assets are amortized over their estimated economic lives of two to thirteen years that results in a remaining weighted-average useful life of approximately 11 and 12 years at year ended December 31, 2008 and 2007, respectfully.  The straight-line method of amortization generally reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period.  However, for certain of our customer relationships we use the sum-of-the-years-digits amortization method to more appropriately allocate the cost to earnings in proportion to the estimated amount of economic benefit obtained.  Intangible assets with indefinite lives are tested for impairment on an annual basis.  Amortizable intangibles are measured for impairment consistent with the process utilized for long-lived assets.  See Note 6 for further information regarding the $4.0 million impairment loss recognized in 2008 for technical and professional service segment trade names.

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

Deferred Financing Costs

Deferred financing costs associated with issuing debt are deferred and amortized over the related terms using the straight-line method, which approximates the effective interest rate method.  Accumulated amortization of our deferred financing costs was $3.8 and $1.4 million at December 31, 2008 and 2007, respectively.

Purchase Accounting

We account for acquisitions in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, whereby the purchase price paid to effect the acquisition is allocated to state the acquired assets and liabilities at fair value with excess purchase price being recorded as goodwill.

Revenue Recognition

Medical equipment is outsourced on both short-term and long-term arrangements, and outsourced revenue is recorded in income as equipment is utilized based on an agreed rate per use or time period.  Any changes to the rate are billed on a prospective basis.  Technical and professional services revenue is recognized as services are provided.  Medical equipment sales and remarketing revenues consist of (1) sales of medical equipment and related parts and single-use disposable items to customers and (2) sales of medical equipment that include installation services.   The Company follows the provisions of Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, in recognizing these revenues as they are realized and earned once an arrangement exists, delivery has occurred and services rendered, and the price is fixed and collectability is reasonably assured.  Sales of medical equipment as well as related parts and single-use disposable items are recognized at the point of delivery, if performed by us, or at the point of shipment, when risk of loss has passed to the customer. Because of the short-term nature of equipment installation projects, sales that include installation services are recognized when the earnings cycle is complete—installation has been completed, the equipment becomes operational and the customer has accepted it.  All revenues are recognized net of any sales taxes.  The Company reports only its portion of revenues earned under certain revenue share arrangements in accordance with Emerging Issues Task Force (“EITF”) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.

Operating Leases

The Company leases all of its district, corporate and other operating locations under operating leases and recognizes rent expense on a straight-line basis over the lease terms.  Rent holidays and rent escalation clauses, which provide for scheduled rent increases during the lease term, are taken into account in computing straight-line rent expense included in our Statements of Operations.  The difference between the rent due under the stated periods of the leases compared to that of the straight-line basis is recorded as a component of other long-term liabilities in the Balance Sheets.  Landlord funded lease incentives, including tenant improvement allowances provided for our benefit, are recorded as leasehold improvement assets and as deferred rent in the Balance Sheets and are amortized to depreciation expense and as rent expense credits, respectively.

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

In June 2006, Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109.  The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attributes of income tax positions taken or expected to be taken on a tax return.  We adopted the provisions of FIN 48 as of January 1, 2007.

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

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities,” establishes accounting and reporting standards requiring that derivative instruments be recorded on the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met, the changes in a derivative’s fair value (for a cash flow hedge) are deferred in stockholders’ equity (deficiency) as a component of other comprehensive income (loss). These deferred gains and losses are recognized as income in the period in which hedged cash flows occur. The ineffective portions of hedge returns are recognized as earnings.

In June 2007 we entered into an interest rate swap agreement for $230.0 million, which has the effect of converting our $230.0 of Floating Rate Notes to fixed interest rates.  The effective date for the swap agreement is December 2007; the expiration date is May 2012.  See Note 7, Long-Term Debt, for a detailed description of our interest rate swap.

Fair Value of Other Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short maturities.  The fair value of our outstanding PIK Toggle Notes, Floating Rate Notes and 10.125% Senior Notes, based on the quoted market price for the same or similar issues of debt, is approximately:

	December 31,	December 31,
(in millions)	2008	2007

PIK Toggle Notes	$162.4	$232.3
Floating Rate Notes	139.4	230.0
10.125% Senior Notes	9.8	10.5

Segment Information

The Company’s business is managed and internally reported as three segments.

Stock-Based Compensation

We record compensation expense associated with stock options in accordance with SFAS No. 123(R), Share-Based Payment, as interpreted by SAB No. 107, Share-Based Payment. Note 10 contains the significant assumptions used in determining the underlying fair value of options and disclosures as required under SFAS No. 123(R).

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

Standards Adopted

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157, which establishes a consistent framework for measuring fair value and expands disclosures on fair value measurements. Considerable judgment may be required in interpreting market data used to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value.  SFAS No. 157 was effective for the Company starting in fiscal 2008 with respect to financial assets and liabilities. The impact of the initial adoption of SFAS No. 157 in 2008 had no impact on our financial statements.

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 are summarized in the following table by type of inputs applicable to the fair value measurements:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant	Total
	Indentical	Observable	Unobservable	as of
(in thousands)	Assets	Inputs	Inputs	December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2008
Short term investments	$—	$1,500	$—	$1,500
Loss on swap contract	—	27,167	—	27,167
	$—	$28,667	$—	$28,667

A description of the inputs used in the valuation of assets and liabilities is summarized in the following table:

Level 1 – Inputs represent unadjusted quoted prices for identical assets or liabilities exchanged in active markets.

Level 2 – Inputs include directly or indirectly observable inputs other than Level 1 inputs such as quoted prices for similar assets or liabilities exchanged in active or inactive markets; quoted prices for identical assets or liabilities exchanged in inactive markets; other inputs that are considered in fair value determinations of the assets or liabilities, such as interest rates and yield curves that are observable at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks and default rates; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 – Inputs include unobservable inputs used in the measurement of assets and liabilities. Management is required to use its own assumptions regarding unobservable inputs because there is little, if any, market activity in the assets or liabilities or related observable inputs that can be corroborated at the measurement date. Measurements of nonexchange traded derivative contract assets and liabilities are primarily based on valuation models, discounted cash flow models or other valuation techniques that are believed to be used by market participants. Unobservable inputs require management to make certain projections and assumptions about the information that would be used by market participants in pricing assets or liabilities.

With respect to non-financial assets and liabilities, SFAS No. 157 is effective for the Company starting in fiscal 2009. We have not determined the impact of the adoption of the non-financial asset and liability provisions SFAS No. 157 on our financial statements.

Standards Issued Not Yet Adopted

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

•                  equity investments from Parent funded by Irving Place Capital (formerly Bear Stearns Merchant Banking) in the amount of $238.9 million,  management rollover of $9.0 million and management contributions of $0.9 million;

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

•                  Irving Place Capital fee expensed of $6.5 million (see Note 11); and

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

In connection with the purchase price allocation, we estimated the fair values of our long-lived and intangible assets, inventories and liabilities based upon assumptions related to the future cash flows, discount rates and asset lives utilizing currently available information.  We have recorded purchase accounting adjustments to increase the carrying value of our property and equipment and inventory, to establish intangible assets for our customer relationships, supply agreement, trade names and trademarks, technology database, non-compete agreements, favorable lease commitments and to revalue our long-term benefit plan obligations, among other things.  As additional information became available, that was primarily related to the tax impact of valuation analysis and the tax impact of the Transaction itself, we revised the preliminary purchase accounting adjustments during the fourth quarter of 2007 and finalized our purchase accounting adjustment during the second quarter of 2008. The final purchase accounting adjustments, as reflected in our December 31, 2008 balance sheet, were as follows:

(in millions)

Cash Consideration:
Paid to shareholders and option holders		$333.9
Direct costs		1.2
		335.1
Non-Cash Consideration		9.0
Total Consideration		$344.1

Net assets acquired at historical cost		$(132.5)

Adjustments to state acquired assets at fair value:
Increase carrying value of inventories	$0.2
Increase carrying value of medical equipment	59.7
Increase in carrying value of property and office equipment	2.3
Write-off of historical goodwill and other intangibles	(59.8)
Record intangible assets acquired:
Customer relationships	87.0
Supply agreement	26.0
Trade names and trademarks	170.0
Technology database	7.0
Non-compete agreements	1.8
Record favorable lease commitments	0.1
Write-off of historical deferred rent credits	2.4
Decrease in long-term pension liability	0.8
Increase in other accrued liabilities	(0.3)

Tax impact of valuation adjustments	(100.8)
		196.4
Net assets acquired at fair value		63.9

Excess purchase price recorded as goodwill		$280.2

Our trade names and trademarks have indefinite lives and are not subject to amortization.  Our trade names and trademarks and goodwill are reviewed at least annually for impairment.  Our goodwill is generally not deductible for income tax purposes.

A condensed balance sheet of the fair value of the acquired assets and liabilities as of May 31, 2007 follows:

(in millions)
Current assets	$90.7
Property and equipment	231.2
Goodwill	280.2
Other intangible assets	291.9
Other long-term assets	18.3
Current liabilities	(59.6)
Long-term debt	(489.4)
Other long-term liabilities	(114.5)
$248.8

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

The Company acquired the assets of Intellamed in order to expand its customer base and as part of its strategy of growing its technical and professional services segment.  The purchase price of this acquisition was determined based on an evaluation of the assets, liabilities assumed, cash flow potential and comparable prices for similar businesses.  This acquisition was financed by borrowings under the Company’s revolving credit facility.

5.                          Book Overdrafts

The Company typically does not maintain cash balances at its principal bank under a policy whereby the net amount of collected balances and cleared checks is, at the Company’s option, applied to or drawn from our credit facility on a daily basis.

6.                          Selected Financial Statement Information

Accounts Receivable

Accounts receivable at December 31, consists of the following:

(in thousands)	2008	2007

Accounts receivable	$56,563	$52,879
Less: Allowance for doubtful accounts	(2,450)	(1,500)
Accounts receivable, net	$54,113	$51,379

Property and Equipment

Our property and equipment at December 31, consists of the following:

(in thousands)	2008	2007
Medical Equipment	$309,837	$249,439
Less: Accumulated depreciation	(94,194)	(35,103)
Medical equipment, net	215,643	214,336
Leasehold improvements	4,903	4,087
Office equipment and vehicles	29,686	19,312
	34,589	23,399
Less: Accumulated depreciation and amortization	(11,861)	(4,692)
Property and office equipment, net	22,728	18,707
Total property and equipment, net	$238,371	$233,043

Property and equipment financed under capital leases, net	$12,377	$8,120

Other Intangible Assets and Goodwill

Our other intangible assets and goodwill as of December 31, 2008 and 2007, by reporting segment, consist of the following:

	Customer	Supply	Technology	Non-Compete	Favorable Lease	Trade Names
(in thousands)	Relationships	Agreement	Database	Agreements	Agreements	(indefinite lives)	Goodwill
Medical Equipment Outsourcing
Recorded in connection with the Transaction	$78,000	$26,000	$—	$—	$—	$143,000	$207,907
Amortization	(6,500)	(1,167)	—	—	—	—	—
Balance at December 31, 2007	71,500	24,833	—	—	—	143,000	207,907
Final purchase price allocation adjustments	—	—	—	—	—	—	(1,954)
Amortization	(10,643)	(2,000)	—	—	—	—	—
Balance at December 31, 2008	60,857	22,833	—	—	—	143,000	205,953

Technical and Professional Services
Recorded in connection with the Transaction	9,000	—	—	—	—	27,000	56,260
Amortization	(404)	—	—	—	—	—	—
Balance at December 31, 2007	8,596	—	—	—	—	27,000	56,260
Final purchase price allocation adjustments	—	—	—	—	—	—	(605)
Intangible asset impairment charge	—	—	—	—	—	(4,000)	—
Amortization	(692)	—	—	—	—	—	—
Balance at December 31, 2008	7,904	—	—	—	—	23,000	55,655

Sales and Remarketing
Recorded in connection with the Transaction	—	—	—	—	—	—	18,746
Amortization	—	—	—	—	—	—	—
Balance at December 31, 2007	—	—	—	—	—	—	18,746
Final purchase price allocation adjustments	—	—	—	—	—	—	(143)
Amortization	—	—	—	—	—	—	—
Balance at December 31, 2008	—	—	—	—	—	—	18,603

Corporate and Unallocated
Recorded in connection with the Transaction	—	—	7,000	1,800	133	—	—
Amortization	—	—	(817)	(524)	(14)	—	—
Balance at December 31, 2007	—	—	6,183	1,276	119	—	—
Amortization	—	—	(1,400)	(900)	(24)	—	—
Balance at December 31, 2008	$—	$—	$4,783	$376	$95	$—	$—

Total
Recorded in connection with the Transaction	87,000	26,000	7,000	1,800	133	170,000	282,913
Amortization	(6,904)	(1,167)	(817)	(524)	(14)	—	—
Balance at December 31, 2007	80,096	24,833	6,183	1,276	119	170,000	282,913
Final purchase price allocation adjustments	—	—	—	—	—	—	(2,702)
Intangible asset impairment charge	—	—	—	—	—	(4,000)	—
Amortization	(11,335)	(2,000)	(1,400)	(900)	(24)	—	—
Balance at December 31, 2008	$68,761	$22,833	$4,783	$376	$95	$166,000	$280,211

Total amortization expense related to intangible assets was approximately $15.7, $9.4, $1.2, and $1.8 million for the year ended December 31, 2008, seven months ended December 31, 2007, five months ended May 31, 2007, and year ended December 31, 2006, respectively.

As of December 31, 2008, management performed its testing of impairment of goodwill as well as medical equipment outsourcing and technical and professional services trade names.  Fair values were estimated using the expected present value of future cash flows, using estimates, judgments, and assumptions (See Note 1) that management believes were appropriate in the circumstances.  As a result, the Company recorded an impairment charge of $4.0 million in the fourth quarter of 2008 related to its technical and professional services segment trade name.  The impairment charge reflects modestly lower future revenues from the technical and professional services segment than were expected at the date of the Transaction due to poorer economic conditions and increased focus on growth in the Company’s traditional medical equipment outsourcing business, asset management partnership programs and manufacturer revenue share programs.

At December 31, 2008, future estimated amortization expense related to intangible assets for each of the years ended December 31, 2009 to 2013 and thereafter is estimated as follows:

(in thousands)

2009	$14,277
2010	13,041
2011	12,184
2012	10,505
2013	9,059
Thereafter	37,782
$96,848

Future amortization expense is an estimate.  Actual amounts may change due to additional intangible asset acquisitions, impairment, accelerated amortization or other events.

7.                          Long-Term Debt

Long-term debt at December 31, consists of the following:

(in thousands)	2008	2007
PIK Toggle Notes	$230,000	$230,000
Floating Rate Notes	230,000	230,000
Senior secured credit facility	49,000	19,475
10.125% Senior Notes	9,945	9,945
Capital lease obligations	12,398	7,915
	531,343	497,335
Less: Current portion of long-term debt	(3,555)	(3,120)
Total long-term debt	$527,788	$494,215

PIK Toggle Notes. On May 31, 2007, Merger Sub issued $230.0 million aggregate original principal amount of 8.50% / 9.25% PIK Toggle Notes (the “PIK Toggle Notes”) under the Second Lien Senior Indenture (see “Second Lien Senior Indenture” below).  At the closing of the Transaction, as the surviving corporation in the Acquisition, we assumed all the obligations of Merger Sub under the Second Lien Senior Indenture.

For any interest payment period through June 1, 2011, the Company may, at its option, elect to pay cash interest, PIK interest or 50% cash interest and 50% PIK interest.  Cash interest on the PIK Toggle Notes accrues at the rate of 8.50% per annum.  PIK interest on the PIK Toggle Notes accrues at the rate of 9.25% per annum.  After June 1, 2011, the Company is required to make all interest payments on the PIK Toggle Notes entirely as cash interest.  All PIK Toggle Notes mature on June 1, 2015. Interest on the PIK Toggle Notes is payable semiannually in arrears on each June 1 and December 1.  As of December 31, 2008, we intend to make future payments in the form of cash interest.

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

Except as noted above, we cannot redeem the PIK Toggle Notes until June 1, 2011.  Thereafter we may redeem some or all of the PIK Toggle Notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest, if any, on the PIK Toggle Notes redeemed, to the applicable redemption date, if redeemed during the 12-month period beginning on June 1 of the years indicated below, subject to the rights of noteholders:

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

Floating Rate Notes.  On May 31, 2007, Merger Sub issued $230.0 million aggregate original principal amount of Floating Rate Notes (the “Floating Rate Notes”) under the Second Lien Senior Indenture (see “Second Lien Senior Indenture” below).  Interest on the Floating Rate Notes is reset for each semi-annual interest period and is calculated at the current LIBOR rate plus 3.375%.  At December 31, 2008, our LIBOR-based rate was 5.943%, which includes the credit spread noted above.  Interest on the Floating Rate Notes is payable semiannually, in arrears, on each June 1 and December 1.  At the closing of the Transaction, as the surviving corporation in the Acquisition, we assumed all the obligations of Merger Sub under the Second Lien Senior Indenture.  The Floating Rate Notes mature on June 1, 2015.

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

Except as noted above, we cannot redeem the Floating Rate Notes until June 1, 2009.  Thereafter we may redeem some or all of the Floating Rate Notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest, if any, on the Floating Rate Notes redeemed, to the applicable redemption date, if redeemed during the 12-month period beginning on June 1 of the years indicated below, subject to the rights of noteholders:

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

Interest Rate Swap. In June 2007, we entered into an interest rate swap agreement for $230.0 million, which has the effect of converting our $230.0 million of Floating Rate Notes to fixed interest rates.  The effective date for the interest rate swap agreement was December 2007 and the expiration date is May 2012.

The interest rate swap agreement qualifies for cash flow hedge accounting under SFAS 133, Accounting for Derivative Instruments and Hedging Activities.  Both at inception and on an on-going basis, we must perform an effectiveness test.  In accordance with SFAS 133, the fair value of the interest rate swap agreement at December 31, 2008 is included as a cash flow hedge on our balance sheet.  The change in fair value was recorded as a component of accumulated other comprehensive loss on our balance sheet, net of tax, since the instrument was determined to be an effective hedge at December 31, 2008.  We do not expect any amounts to be reclassified into current earnings in the future due to ineffectiveness.

As a result of our interest rate swap agreement, we expect the effective interest rate on our $230.0 million Floating Rate Notes to be 9.065% from December 2007 through May 2012.

Second Lien Senior Indenture.  Our PIK Toggle Notes and Floating Rate Notes (collectively the “Notes”) are guaranteed, jointly and severally, on a second priority senior secured basis, by certain of our future domestic subsidiaries.  We do not currently have any subsidiaries.  The Notes are our second priority senior secured obligations and rank:

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

Senior Secured Credit Facility.  In connection with the Transaction, the Company and Parent entered into a new first lien senior secured asset-based revolving credit facility providing for loans in an amount of up to $135.0 million pursuant to a credit agreement, dated as of May 31, 2007, with a group of financial institutions.  We refer to this credit facility as the “senior secured credit facility.” The senior secured credit facility is available for working capital and general corporate purposes, including permitted investments, capital expenditures and debt repayments, on a fully revolving basis, subject to the terms and conditions set forth in the credit documents in the form of revolving loans, swing line loans and letters of credit.

The senior secured credit facility provides financing of up to $135.0 million, subject to a borrowing base calculated on the basis of certain of our eligible accounts receivable, inventory and equipment.  As of December 31, 2008, we had $84.6 million of availability under our senior secured credit facility based on a borrowing base of $135.0 million less borrowings of $49.0 million and after giving effect to $1.4 million used for letters of credit.

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

Borrowings under the senior secured credit facility accrue interest (including a credit spread varying with facility usage):

•                  at a per annum rate equal to 0.50% above the rate announced from time to time by the agent as the “prime rate” payable quarterly in arrears; and

•                  at a per annum rate equal to 1.50% above the adjusted LIBOR rate used by the agent, for the respective interest rate period determined at our option, payable in arrears upon cessation of the interest rate period elected.

At December 31, 2008, we had a one-month LIBOR-based rate and a six-month LIBOR-based rate which were accruing interest at rates of 2.461% and 4.765%, respectively, which in each case includes the credit spread noted above.  As of December 31, 2008, we had no outstanding balances under our prime rate based agreement.

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

•                  change our line of business; and

•                  enter into hedging transactions.

The senior secured credit facility also contains a financial covenant that is calculated if our available borrowing capacity is less than $15.0 million for a certain period.  Such covenant consists of a minimum ratio of trailing four-quarter Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) to cash interest expense, as defined in the credit agreement dated May 31, 2007.

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

On May 17, 2007, we entered into a supplemental indenture to the Indenture governing our Senior Notes, dated as of October 17, 2003, between the Company and Wells Fargo Bank, National Association, as trustee.  The Indenture governs the terms of the Senior Notes.  The supplemental indenture amended the Indenture.

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

•                  requirements to file reports with the Securities SEC;

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

The Company has the right to redeem some or all of the remaining $9.9 million of Senior Notes at the redemption prices (expressed as a percentage of principal amount) set forth below, plus accrued and unpaid interest, if any, if redeemed during the 12-month period beginning on November 1 of the years indicated below, subject to the rights of the noteholders:

Year	Percentage
2008	102.531%
2009 and thereafter	100.000%

Termination of Our Amended Credit Agreement.  In connection with the Transaction, we repaid all outstanding balances and terminated our Amended Credit Agreement.

Maturities of Long-Term Debt. At December 31, 2008, maturities of long-term debt for each of our fiscal years ending December 31, 2009 to 2013 and thereafter, are estimated as follows:

(in thousands)
2009	$3,555
2010	3,150
2011	12,375
2012	1,400
2013	49,756
Thereafter	461,107
$531,343

8.                                      Commitments and Contingencies

Rental expenses were approximately $8.5, $4.8, $3.0, and $8.4 million for the year ended December 31, 2008, seven months ended December 31, 2007, five months ended May 31, 2007, and year ended December 31, 2006, respectively.  At December 31, 2008, the Company is committed under various noncancellable operating leases for its district, corporate and other operating locations with annual rental commitments for each of the years ending December 31, 2009 to 2013 and thereafter of the following:

(in thousands)
2009	$5,702
2010	4,735
2011	4,043
2012	3,701
2013	3,215
Thereafter	5,948
$27,344

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

10.                               Stock-Based Compensation

Successor

On May 31, 2007, and in connection with the Transaction, Parent’s board of directors adopted a new stock option plan (“2007 Stock Option Plan.”)  The 2007 Stock Option Plan provides for the issuance of 43.9 million nonqualified stock options of Parent to any of its and Parent’s executives, other key employees and to consultants and certain non-employee directors.  The options allow for the purchase of shares of common stock of Parent at prices equal to the stock’s fair market value at the date of grant.

Options granted have a ten-year contractual term and vest over approximately six years.  For option grants to its employees, half of the options have fixed vesting schedules and the other half of the options vest upon the achievement of established performance targets.  For option grants to its directors, all of the options vest on a fixed schedule.  Upon a sale of Parent or the Company, all of the unvested options with fixed vesting schedules will vest and become exercisable, and the unvested options that vest upon the achievement of established performance targets will vest and become exercisable upon Irving Place Capital’s achievement of a certain internal rate of return on its investment in Parent, subject to certain conditions.  The shares issued to a grantee upon the exercise of such grantee’s options will be subject to certain restrictions on transferability as provided in the 2007 Stock Option Plan.  Grantees are subject to non-competition, non-solicitation and confidentiality requirements as set forth in their respective stock option grant agreements.  Forfeited options are available for future issue.

A summary of the status of Parent’s 2007 Stock Option Plan as of and for the year ended December 31, 2008, and seven months ended December 31, 2007, is detailed below:

(in thousands except exercise price and years)	Number of Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Approved for issuance at May 31, 2007	43,905

Granted	36,864	$1.00
Exercised	—
Forfeited or expired	(374)	1.00

Outstanding at December 31, 2007	36,490	1.00	$—	9.5

Granted	955	1.00
Exercised	—
Forfeited or expired	(705)	1.00

Outstanding at December 31, 2008	36,740	1.00	—	8.5

Exercisable at December 31, 2008	11,934	$1.00	$—	8.4

Remaining authorized options not yet issued	7,165

Our Parent’s compensation committee and board of directors determined the exercise price for options issued during 2008 and 2007 by reference to the recent per share valuation of the Parent resulting from the Transaction as detailed below and by reference to a peer group of companies’ EBITDA multiple valuation.  The exercise price was approved by Parent’s board of directors.

(in thousands, except per share amount)

Equity Contribution at May 31, 2007 from Irving Place Capital and UHS Management to Parent	$248,794

Parent shares issued and outstanding at May 31, 2007	248,794

Per share Parent valuation at May 31, 2007	$1.00

We determine the fair value of options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on a straight-line basis over the options’ vesting periods. The following assumptions were used in determining the fair value of stock options granted during the year ended December 31, 2008 and seven months ended December 31, 2007, under the Black-Scholes model:

		Seven Months
	Year Ended	Ended
	December 31,	December 31,
	2008	2007

Risk-free interest rate	2.85%	3.71% to 4.97%
Expected volatility	30.50%	29.50% to 30.50%
Dividend Yield	N/A	N/A
Expected option life (years)	6.6	6.5 to 6.8

Using the Black-Scholes option-pricing model, the weighted-average per-share fair value of options issued during the year ended December 31, 2008 and seven months ended December 31, 2007, was approximately $0.37 and $0.42, respectively.  Expected volatility is based on an independent valuation of the stock of companies within our peer group.  Given the lack of a true comparable company, the peer group consists of selected public health care companies representing our suppliers, customers and competitors within certain product lines.  The risk free-interest rate is based on the U.S. Treasury yield curve in effect at the grant date based on the expected option life.  The expected option life represents the result of the “simplified” method applied to “plain vanilla” options granted during the period, as provided within SAB No. 110.  Parent used the simplified method as Parent does not have sufficient historical exercise experience to provide a basis upon which to estimate the expected term.

Although Parent grants the stock options, the Company recognizes compensation expense related to these options since the services are performed for its benefit.  For the year ended December 31, 2008 and seven months ended December 31, 2007, we recognized non-cash stock compensation expense of $2.5 million during each of the aforementioned periods, which is primarily included in selling, general and administrative expenses and is recorded as Payable to Parent on our balance sheet.  At December 31, 2008, the total compensation cost for non-vested awards not yet recognized in our statements of operations was $9.8 million net of our estimated annual forfeiture rate of 2.0%.  This amount is expected to be recognized over a weighted-average period of 4.1 years.

Predecessor

Effective January 1, 2006, we adopted SFAS No. 123(R) using the modified prospective application method. Under this method, as of January 1, 2006, we have applied the provisions of this statement to new and modified awards, as well as to the non-vested portion of awards granted before the required effective date and outstanding at such time.

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

Stock option activity, including the corresponding weighted average exercise price, as of and for the five months ended May 31, 2007 and year ended December 31, 2006 is as follows (shares in thousands, per share amounts in dollars):

Option Activity	2007	2006
Options outstanding at beginning of year	16,309	15,066
Options granted	—	1,745
Options exercised	(17)	(25)
Options forfeited or expired	(170)	(477)
Options cancelled	(16,122)	—

Options outstanding at end of period	—	16,309

Options exercisable at end of period	—	3,384

Options remaining to be issued	—	812

Weighted-Average Exercise Price Per Share	2007	2006
Options granted	NA	$1.98
Options exercised	$1.17	$1.11
Options forfeited or expired	$1.43	$1.14
Options cancelled	$1.13	NA
At end of period
Outstanding	NA	$1.14
Exercisable	NA	$1.01

We determined the fair value of options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, was recognized as expense on a straight-line basis over the options’ vesting periods. The following assumptions were used in determining the fair value of stock options granted during the year ended December 31, 2006 under the Black-Scholes model:

Risk-free interest rate	4.64% to 4.69%
Expected volatility	43.1% to 43.7%
Dividend Yield	None
Expected option life (years)	8

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

The weighted-average grant-date fair values of options granted during the year ended December 31, 2006 was $1.10.  The intrinsic value of a stock award is the amount by which the market value of the underlying stock exceeds the exercise price of the award. The aggregate intrinsic value for outstanding and exercisable options at December 31, 2006 was $15,067.  The total intrinsic value of options exercised during the five months ended May 31, 2007 was negligible.  Shares supporting option exercises are sourced from new share issuances.

For each of the periods presented, options were granted with option strike prices based on the estimated fair market values of the Company’s common stock on the date of the grant, as determined by the Company’s board of directors.  Our board of directors considered multiple valuation metrics and methods and determined that the most appropriate method for the Company, given its unique attributes, was an Enterprise Value to EBITDA approach.  In order to determine this fair market value, during 2004, we applied the Enterprise Value to EBITDA multiple per our sale of equity to new common shareholders as part of our late 2003 recapitalization.  Beginning in 2005, we began using an average market multiple approach using the average Enterprise Value to forecasted EBITDA multiple from a comparable group of publicly traded health care companies.  Given the lack of a truly comparable peer company, our comparable group was determined by using public market players in a generally capital-intensive setting, with attributes of our customer base, suppliers and competitors.  We then applied a discount to such multiple in arriving at the fair market value of our common shares, in order to account for the lack of liquidity in our shares as well as minority ownership.  This discount rate was determined through an analysis of the restrictions on the transferability of our stock, our impression of the generally accepted range for such discount factors for privately held companies based upon broad capital market discussions, our progress toward a capital event of some type and the inherent risk that such a capital event would not be consummated.  After considering these factors, the Company determined appropriate aggregate discounts of 25% during 2004, 2005 and through the first quarter of 2006.  Thereafter, the aggregate discount was reduced to 7.5% in order to account for the increased likelihood of a capital event.

11.                               Related Party Transactions

Successor

Management Agreement

On May 31, 2007, in connection with the Transaction, we and Irving Place Capital entered into a professional services agreement pursuant to which general advisory and management services are to be provided to us with respect to financial and operating matters.  Irving Place Capital is an owner of Parent, and the following members of our board of directors are associated with Irving Place Capital:  John Howard, Robert Juneja and Bret Bowerman.  In addition, David Crane, a director, provides consulting services to Irving Place Capital.  The professional services agreement requires us to pay an annual fee for ongoing advisory and management services equal to the greater of $0.5 million or 0.75% of our Adjusted EBITDA (as defined in the professional services agreement) for the immediately preceding fiscal year, payable in quarterly installments, provided that the annual advisory fee for the fiscal year ending December 31, 2007 shall be $0.5 million, as adjusted for the partial year.  The professional services agreement also required us to pay a transaction fee in the amount of $10.0 million for services rendered in connection with the Transaction, $3.5 million of which was included in deferred financing costs on the balance sheet and the remaining portion was expensed.  The $10.0 million fee was paid at the consummation of the Transaction on May 31, 2007.  The professional services agreement provides that Irving Place Capital will be reimbursed for its reasonable out-of-pocket expenses in connection with certain activities undertaken pursuant to the professional services agreement and will be indemnified for liabilities incurred in connection with its role under the professional services agreement, other than for liabilities resulting from its gross negligence or willful misconduct. The term of the professional services agreement commenced on May 31, 2007 and will remain in effect unless and until either party notifies the other of its desire to terminate, we are sold to a third-party purchaser or we consummate a qualified initial public offering, as defined in the professional services agreement. The total professional services agreement fees paid to Irving Place Capital were $0.7 and $0.3 million for the year ended December 31, 2008 and seven months ended December 31, 2007, respectively.

2007 Stock Option Plan

Parent established the 2007 Stock Option Plan.  Compensation expense related to service provided by the Company’s employees is recognized in the accompanying Statements of Operations with an offsetting Payable to Parent liability, which is not expected to be settled within the next twelve months.

Business Relationship

In the ordinary course of business, we entered into an operating lease for our Minneapolis, Minnesota district office with Ryan Companies US, Inc. (“Ryan”), which began on May 1, 2007.  On November 29, 2007, we added a new member to our board of directors who is also a director of Ryan.  During the year ended December 31, 2008, we made rent payments to a Ryan affiliate totaling $306,000. Between November 29, 2007 and December 31, 2007 we made rent payments to a Ryan affiliate totaling $49,000.

On April 1, 2008, we added three new directors to our Board of Directors.  One of our new directors also is a director of Broadlane, Inc. (“Broadlane”), a health care group purchasing organization that serves many of our customers.  During the nine months ended December 31, 2008, we paid Broadlane approximately $427,000 in administrative fees.  On December 31, 2008, accounts payable includes approximately $44,000 in amounts due to Broadlane.

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

Pension plan benefits are to be paid to eligible employees after retirement based primarily on years of credited service and participants’ compensation.  The Company uses a December 31 measurement date.  Effective December 31, 2002, the Company froze the benefits under the pension plan.  The change in benefit obligation, pension plan assets and funded status as of and for the year ended December 31, 2008, seven months ended December 31, 2007, and five months ended May 31, 2007 consisted of the following:

Change in Benefit Obligation

(in thousands)
Predecessor
Benefit obligation at December 31, 2006	$17,219
Interest cost	421
Actuarial loss (gain)	(448)
Benefits paid	(290)
Benefit obligation at May 31, 2007	$16,902

Successor
Benefit obligation at June 1, 2007	$16,902
Interest cost	594
Actuarial loss (gain)	(683)
Benefits paid	(411)
Benefit obligation at December 31, 2007	16,402
Interest cost	1,033
Actuarial loss (gain)	1,039
Benefits paid	(702)
Benefit obligation at December 31, 2008	$17,772

Change in Pension Plan Assets

Predecessor
Fair value of plan assets at December 31, 2006	$13,740
Actuarial gain (loss) on plan assets	693
Benefits paid	(290)
Employer contribution	460
Fair value of plan assets at May 31, 2007	$14,603

Successor
Fair value of plan assets at June 1, 2007	$14,603
Actuarial gain (loss) on plan assets	(15)
Benefits paid	(411)
Employer contribution	640
Fair value of plan assets at December 31, 2007	14,817
Actuarial gain (loss) on plan assets	(5,020)
Benefits paid	(702)
Employer contribution	830
Fair value of plan assets at December 31, 2008	$9,925

	2008	2007
(in thousands)	(Successor)	(Successor)
Funded status	$(7,847)	$(1,585)
Unrecognized net actuarial loss / Accumulated other comprehensive loss	7,310	20
Net (accrued) amount recognized	$(537)	$(1,565)

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

A summary of our pension plan projected benefit obligation, accumulated obligation and fair value of pension plan assets at December 31, are as follows:

	2008	2007
(in thousands)	(Successor)	(Successor)
Projected benefit obligation	$17,772	$16,402
Accumulated benefit obligation (“ABO”)	17,772	16,402
Fair value of plan assets	9,925	14,817
ABO less Fair value of plan assets	7,847	1,585

Net Periodic Benefit Cost (Benefit)

The components of net periodic benefit cost (benefit) are as follows:

(in thousands)	Year Ended December 31, 2008 (Successor)	Seven Months Ended December 31, 2007 (Successor)	Five Months Ended May 31, 2007 (Predecessor)	Year Ended December 31, 2006 (Predecessor)
Interest cost	$1,033	$594	$421	$974
Expected return on plan assets	(1,231)	(688)	(452)	(1,010)
Recognized net actuarial loss	—	—	73	268
Net periodic benefit cost (benefit)	$(198)	$(94)	$42	$232

Pension Plan Assets

Our target pension plan asset allocation and actual pension plan allocation of assets at December 31, are as follows:

	Target	2008	2007	2006
Asset Category	Allocation	(Successor)	(Successor)	(Predeccessor)
Equity securities	70%	61%	68%	75%
Debt securities and cash	30	39	32	25
	100%	100%	100%	100%

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

Contributions

The Company contributed $0.8, $0.6, $0.5, and $0.0 million to the pension plan during the year ended December 31, 2008, the seven months ended December 31, 2007, five months ended May 31, 2007 and during the year ended December 31, 2006, respectively.  The Company expects to make contributions of approximately $0.4 million in 2009.

Estimated Future Benefit Payments

The following benefit payments are expected to be paid:

(in thousands)
2009	$716
2010	752
2011	753
2012	748
2013	785
2014 to 2017	4,745

Pension Plan Assumptions

The following weighted-average assumptions were used as of each of the years ended December 31, as follows:

	2008	2007	2006
	(Successor)	(Successor)	(Predecessor)
Weighted-average actuarial assumptions used to determine benefit obligations:
Discount rate	6.10%	6.47%	5.90%
Expected return on assets	8.00%	8.00%	8.00%

Weighted-average assumptions used to determine net periodic benefit cost (benefit):
Discount rate	6.47%	6.15%	5.50%
Expected return on assets	8.00%	8.00%	8.00%
Rate of compensation increase	N/A	N/A	N/A

These assumptions are reviewed on an annual basis.  In determining the expected return on asset assumption, the Company evaluates the long-term returns earned by the pension plan, the mix of investments that comprise pension plan assets and forecasts of future long-term investment returns.

Other Employee Benefits

The Company also sponsors a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code and covers substantially all of the Company’s employees.  Employees may contribute annually up to 60% of their base compensation on a pre-tax basis (subject to Internal Revenue Service limitation).  During 2008, 2007 and 2006 the Company contribution was 50% of the first 6% of base compensation that an employee contributes.  We made matching contributions to the plan of approximately $1.3, $0.5, $0.6, and $0.9 million for the year ended December 31, 2008, seven months ended December 31, 2007, five months ended May 31, 2007, and year ended December 31, 2006, respectively.

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

13.                   Income Taxes

The provision (benefit) for income taxes consists of the following:

		Seven Months	Five Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	May 31,	December 31,
	2008	2007	2007	2006
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Current - State	$142	$165	$100	$240
Deferred	(15,501)	(10,353)	392	372
	$(15,359)	$(10,188)	$492	$612

Reconciliations between the Company’s effective income tax rate and the U.S. statutory rate follow:

		Seven Months	Five Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	May 31,	December 31,
	2008	2007	2007	2006
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Statutory U.S. Federal income tax rate	(35.0)%	(35.0)%	(34.0)%	34.0%
State income taxes, net of U.S. Federal income tax	(4.8)	(4.8)	(5.5)	5.5
Valuation allowance	—	—	37.7	16.7
Permanent items	0.5	0.4	2.6	—
Minimum state taxes	—	0.6	0.2	36.0
Other	(0.2)	—	—	—
Effective income tax rate	(39.5)%	(38.8)%	1.0%	92.2%

The components of the Company’s overall deferred tax assets and liabilities at December 31, 2008 and 2007, are as follows:

	December 31,	December 31,
	2008	2007
(in thousands)	(Successor)	(Successor)
Deferred tax assets
Accounts receivable	$975	$597
Accrued compensation and pension	4,050	4,736
Inventories	400	301
Other assets	3,078	2,356
Unrealized loss on cash flow hedge	10,813	5,690
Unrealized loss on pension	2,906	—
Net operating loss carryforwards	53,035	49,670
Deferred tax assets	75,257	63,350

Deferred tax liabilities
Accelerated depreciation and amortization	(138,513)	(150,981)
Prepaid assets	(897)	(786)
Total deferred tax liabiliites	(139,410)	(151,767)

Net deferred tax liability	$(64,153)	$(88,417)

At December 31, 2008, the Company had available unused net operating loss carryforwards of approximately $133.9 million.  The net operating loss carryforwards will expire at various dates from 2018 through 2027.

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

Based on our evaluation, we have concluded that no significant unrecognized tax benefits existed prior to May 31, 2007.   Our evaluation was performed for the tax years ended December 31, 2005, 2006, 2007 and 2008, the tax years that remain subject to examination by major tax jurisdictions as of December 31, 2008.  We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefit for the year ended December 31, 2008, five months ended May 31, 2007 and seven months ended December 31, 2007 follows:

(in thousands)

Unrecognized tax benefits balance at January 1, 2007	$—
Gross increases for tax positions in 2007	2,100
Unrecognized tax benefits balance at December 31, 2007	2,100
Gross increases for tax positions in current period	—
Unrecognized tax benefits balance at December 31, 2008	$2,100

All of the unrecognized tax benefits at December 31, 2008 would affect the remaining balance attributable to the Transaction in accordance with EITF 93-7: Uncertainties Related to Income Taxes in a Business Combination if recognized.

14.                   Securityholders Agreement

In connection with the Transactions, Irving Place Capital and certain members of our management that acquired securities of Parent in connection with the merger entered into a securityholders agreement that governs certain relationships among, and contain certain rights and obligations of, such stockholders. The securityholders agreement, among other things:

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

•                  Technical and professional services offers a broad range of inspection, preventative maintenance, repair, logistic and consulting services through the Company’s team of over 350 technicians and professionals located in its nationwide network of offices.

•                  Medical equipment sales and remarketing buys, sources, remarkets and disposes of pre-owned medical equipment for its customers through the Company’s Asset Recovery Program; provides sales and distribution of specialty medical equipment; and offers its customers disposable items that are used on a single use basis.

The Company identifies its segments based on its organizational structure and its internal reporting.

		Seven Months	Five Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	May 31,	December 31,
	2008	2007	2007	2006
(in thousands)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Medical Equipment Outsourcing
Net Sales	$223,676	$119,808	$84,855	$176,932
Gross margin	79,895	42,246	38,649	80,515
Assets	432,643	447,240		39,395
Amortization and Depreciation	12,643	7,667	450	1,072
Technical and Professional Services
Net Sales	45,225	26,437	14,800	30,445
Gross margin	12,549	6,582	4,676	9,377
Assets	86,559	91,856		1,793
Amortization and Depreciation	692	404	745	703
Intangible asset impairment charge	4,000	—	—	—
Medical Equipment Sales and Remarketing
Net Sales	20,218	10,209	7,867	17,698
Gross margin	4,745	1,204	1,501	4,311
Assets	18,603	18,746		3,843
Amortization and Depreciation	—	—	3	7
Corporate and Unallocated
Net Sales	—	—	—	—
Gross margin	—	—	—	—
Assets	339,920	320,910		219,975
Amortization and Depreciation	72,488	40,742	21,625	45,388
Capital Expenditures	73,903	37,642	35,760	54,817
Total Company Assets, Amortization and Depreciation and Capital Expenditures
Assets	877,725	878,752		265,006
Amortization and Depreciation	85,823	48,813	22,823	47,170
Capital Expenditures	73,903	37,642	35,760	54,817
Impairment charge	4,000	—	—	—
Total Gross Margin and Reconciliation to Income (Loss) Before Income Taxes
Total gross margin	$97,189	$50,032	$44,826	$94,203
Selling, general and administrative	85,166	48,647	28,692	61,940
Transaction and related costs	—	306	26,891	—
Intangible asset impairment charge	4,000	—	—	—
Interest expense	46,878	26,322	13,829	31,599
Loss on extinguishment of debt	—	1,041	22,396	—
Income (loss) before income tax	$(38,855)	$(26,284)	$(46,982)	$664

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