Form 10-Q
period 2009-03-31
UNIVERSAL HOSPITAL SERVICES INC
filed 2009-05-13
CIK 886171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                                                              Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009

or

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

Yes   ☐       No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T  (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   ☐       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐       No ☒

Number of shares of common stock outstanding as of May 1, 2009:  1,000

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements – Unaudited

Universal Hospital Services, Inc.

Balance Sheets

(in thousands, except share and per share information)

(unaudited)

	March 31,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$33,400	$12,006
Short-term investments	1,500	1,500
Accounts receivable, less allowance for doubtful accounts of $2,450 at March 31, 2009 and December 31, 2008	54,307	54,113
Inventories	5,428	5,627
Deferred income taxes	6,011	6,025
Other current assets	3,478	2,815
Total current assets	104,124	82,086

Property and equipment, net:
Medical equipment, net	205,781	215,643
Property and office equipment, net	21,894	22,728
Total property and equipment, net	227,675	238,371

Other long-term assets:
Goodwill	280,211	280,211
Other intangibles, net	259,022	262,848
Other, primarily deferred financing costs, net	13,669	14,209
Total assets	$884,701	$877,725

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,572	$3,555
Book overdrafts	71	7,170
Accounts payable	11,744	17,976
Accrued compensation	8,281	12,154
Accrued interest	14,221	3,880
Other accrued expenses	6,540	6,146
Total current liabilities	44,429	50,881

Long-term debt, less current portion	548,585	527,788
Pension and other long-term liabilities	8,176	8,248
Interest rate swap	26,134	27,167
Payable to Parent	5,635	5,012
Deferred income taxes	67,459	70,178

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at March 31, 2009 and December 31, 2008	—	—

Additional paid-in capital	248,794	248,794
Accumulated deficit	(44,382)	(39,592)
Accumulated other comprehensive loss	(20,129)	(20,751)
Total shareholders’ equity	184,283	188,451
Total liabilities and shareholders’ equity	$884,701	$877,725

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenue
Medical equipment outsourcing	$58,282	$59,327
Technical and professional services	10,412	11,876
Medical equipment sales and remarketing	5,236	4,241
Total revenues	73,930	75,444

Cost of Sales
Cost of medical equipment outsourcing	20,469	19,916
Cost of technical and professional services	7,370	8,511
Cost of medical equipment sales and remarketing	4,386	3,444
Medical equipment depreciation	15,862	15,178
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	48,087	47,049
Gross margin	25,843	28,395

Selling, general and administrative	22,015	21,957
Operating income	3,828	6,438

Interest expense	11,717	11,620
Loss before income taxes	(7,889)	(5,182)

Benefit for income taxes	(3,099)	(1,996)
Net loss	$(4,790)	$(3,186)

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(4,790)	$(3,186)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	17,995	17,214
Amortization of intangibles and deferred financing costs	4,428	4,642
Provision for doubtful accounts	587	167
Provision for inventory obsolescence	(22)	112
Non-cash stock-based compensation expense	623	612
Loss on sales and disposals of equipment	137	184
Deferred income taxes	(2,705)	(2,131)
Changes in operating assets and liabilities:
Accounts receivable	(781)	(6,969)
Inventories	222	(593)
Other operating assets	(725)	(52)
Accounts payable	(2,795)	2,784
Other operating liabilities	6,377	6,114
Net cash provided by operating activities	18,551	18,898
Cash flows from investing activities:
Medical equipment purchases	(10,164)	(28,844)
Property and office equipment purchases	(674)	(1,057)
Proceeds from disposition of property and equipment	951	870
Net cash used in investing activities	(9,887)	(29,031)
Cash flows from financing activities:
Proceeds under senior secured credit facility	42,000	30,050
Payments under senior secured credit facility	(21,000)	(18,725)
Payments of principal under capital lease obligations	(1,171)	(915)
Payment of deferred financing costs	—	(61)
Change in book overdrafts	(7,099)	(216)
Net cash provided by financing activities	12,730	10,133
Net change in cash and cash equivalents	21,394	—

Cash and cash equivalents at the beginning of period	12,006	—
Cash and cash equivalents at the end of period	$33,400	$—

Supplemental cash flow information:
Interest paid	$774	$661
Income taxes paid	$30	$23
Non-cash activities:
Medical equipment purchases included in accounts payable	$2,256	$6,886
Deferred financing costs included in accounts payable	$—	$8
Capital lease additions	$985	$239

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

NOTES TO UNAUDITED QUARTERLY FINANCIAL STATEMENTS

1.                                      Basis of Presentation

The interim financial statements included in this Quarterly Report on Form 10-Q have been prepared by Universal Hospital Services, Inc. (the “Company,” “we,” “our” or “us”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, pursuant to such rules and regulations.  These condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2008 Annual Report on Form 10-K (“2008 Form 10-K”), filed with the SEC.

The interim financial statements presented herein as of March 31, 2009, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  These adjustments are all of a normal, recurring nature.  The results of operations for any interim period are not necessarily indicative of results for the full year.

The December 31, 2008 balance sheet amounts were derived from audited financial statements, but do not include all disclosures required by GAAP.

We are required to make estimates and assumptions about future events in preparing financial statements in conformity with GAAP.  These estimates and assumptions affect the amounts of assets, liabilities, revenues and expenses at the date of the unaudited condensed financial statements.  While we believe that our past estimates and assumptions have been materially accurate, our current estimates are subject to change if different assumptions as to the outcome of future events are made.  We evaluate our estimates and judgments on an ongoing basis and predicate those estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances.  We make adjustments to our assumptions and judgments when facts and circumstances dictate.  Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates used in preparing the accompanying unaudited condensed financial statements.

A description of our critical accounting policies is included in our 2008 Form 10-K.

2.                                      Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss).  Other comprehensive income (loss) includes unrealized gains and losses from derivatives designated as cash flow hedges.  Accumulated other comprehensive loss is displayed separately on the balance sheets.  A reconciliation of net loss to comprehensive loss is provided below:

	Three Months Ended
	March 31,
(in thousands)	2009	2008
Net loss	$(4,790)	$(3,186)
Unrealized gain (loss) on cash flow hedge	622	(4,660)
Comprehensive loss	$(4,168)	$(7,846)

3.                                      Recent Accounting Pronouncements

Standards Adopted

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No.161 requires companies to provide enhanced disclosures about derivative instruments and hedging activities to provide a better understanding of their effects on a company’s financial position, financial performance, and cash flows. We adopted the disclosure provisions of SFAS No. 161 on January 1, 2009.

We enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company has an interest rate swap that is designated as a fair value hedge for a portion of our long-term debt. By using this instrument, we are exposed, from time to time, to credit risk and market risk. Credit risk is the risk that the counterparty will fail to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We minimize this credit risk by entering into transactions with high quality counterparties. Market risk is the risk that a change in interest rates will result in an adverse effect on the value of a financial instrument.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s fiscal year that begins on or after December 15, 2008. We adopted SFAS No. 141(R) on January 1, 2009 and will apply the provisions to applicable business combinations on a prospective basis.

Standards Issued Not Yet Adopted

In April 2009, the FASB issued two FASB Staff Positions (“FSPs”), to address concerns about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions and (2) recording impairment charges on investments in debt securities. The FASB also issued a third FSP to require disclosures of fair values of certain financial instruments in interim financial statements.

FSP No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP No. SFAS 157-4 also requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques).

FSP No. SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, will change (1) the trigger for determining whether an other-than-temporary impairment exists and (2) the amount of an impairment charge to be recorded in earnings. To determine whether an other-than-temporary impairment exists, an entity will be required to assess the likelihood of selling a security prior to recovering its cost basis. This is a change from the current requirement for an entity to assess whether it has the intent and ability to hold a security to recovery or maturity. FSP No. SFAS 115-2 and SFAS 124-2 also expands and increases the frequency of existing disclosure about other-than-temporary impairments and requires new disclosures of the significant inputs used in determining a credit loss, as well as a roll forward of that amount each period.

FSP No. SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, increases the frequency of fair value disclosures from annual to quarterly to provide financial statement users with more timely information about the effects of current market conditions on their financial instruments.

We currently are evaluating the provisions of these three FSPs to determine what effect, in any, they will have on our financial statements.  The FASB has required that companies adopt these FSPs effective for the quarter ending June 30, 2009.

4.                                      Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes a consistent framework for measuring fair value and expands disclosures on fair value measurements. SFAS No. 157 was effective for the Company starting in fiscal 2008 with respect to financial assets and liabilities. In addition the Company adopted the non-financial asset and liability provisions SFAS No. 157 on January 1, 2009.  The adoption of the non-financial asset and liability provisions of SFAS No. 157 had no impact on our financial statements as of January 1, 2009 and will be applied on a prospective basis.

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009, in accordance with SFAS No. 157, are summarized in the following table by type of inputs applicable to the fair value measurements:

(in thousands)

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant	Total
	Indentical	Observable	Unobservable	as of
	Assets	Inputs	Inputs	March 31,
Description	(Level 1)	(Level 2)	(Level 3)	2009
Short term investments	$—	$1,500	$—	$1,500
Loss on swap contract	—	26,134	—	26,134
	$—	$27,634	$—	$27,634

A description of the inputs used in the valuation of assets and liabilities is summarized as follows:

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

5.                                      Stock-Based Compensation

During the three months ended March 31, 2009, activity under the 2007 Stock Option Plan of our parent corporation, UHS Holdco, Inc. (“Parent”) was as follows:

(in thousands except exercise price)	Number of Options	Weighted average exercise price
Outstanding at December 31, 2008	36,740	$1.00
Granted	—
Exercised	—
Forfeited or expired	(88)	$1.00

Outstanding at March 31, 2009	36,652	$1.00

Exercisable at March 31, 2009	11,921	$1.00

Remaining authorized options available for issue	7,162

Although Parent grants stock options, the Company recognizes compensation expense related to these options since the services are performed for its benefit.  For each of the three month periods ended March 31, 2009 and 2008 we recognized non-cash stock compensation expense of $0.6 million which is primarily included in selling, general and administrative expenses.  At March 31, 2009, unearned non-cash stock-based compensation that we expect to recognize as expense over the next 3.8 years totals approximately $9.1 million, net of our estimated forfeiture rate of 2.0%.

Compensation expense related to service provided by the Company’s employees is recognized in the accompanying Statements of Operations with an offsetting Payable to Parent liability, which is not expected to be settled within the next twelve months.

6.                                      Long-Term Debt

Long-term debt consists of the following:

	March 31,	December 31,
(in thousands)	2009	2008
PIK Toggle Notes	$230,000	$230,000
Floating Rate Notes	230,000	230,000
Senior secured credit facility	70,000	49,000
10.125% Senior Notes	9,945	9,945
Capital lease obligations	12,212	12,398
	552,157	531,343
Less: Current portion of long-term debt	(3,572)	(3,555)
Total long-term debt	$548,585	$527,788

PIK Toggle Notes.  The PIK Toggle Notes mature on June 1, 2015.  Interest on the PIK Toggle Notes is payable semiannually in arrears on each June 1 and December 1.  For any interest payment period through June 1, 2011, the Company may, at its option, elect to pay interest on the PIK Toggle Notes entirely in cash (“Cash Interest”), entirely by increasing the principal amount of the outstanding PIK Toggle Notes, by issuing additional PIK Toggle Notes (“PIK Interest”) or 50% Cash Interest and 50% PIK Interest.  Cash Interest on the PIK Toggle Notes accrues at the rate of 8.50% per annum.  PIK

Interest on the PIK Toggle Notes accrues at the rate of 9.25% per annum.  After June 1, 2011, the Company is required to make all interest payments on the PIK Toggle Notes entirely as Cash Interest.  The PIK Toggle Notes are redeemable, at the Company’s option, in whole or in part, at specified redemption prices (as defined) plus accrued interest to the date of redemption. In addition, the PIK Toggle Notes have a change of control provision, which gives each holder the right to require the Company to purchase all or a portion of such holders’ PIK Toggle Notes upon a change in control, as defined in the Second Lien Senior Indenture, at a purchase price equal to 101% of the principal amount plus accrued interest to the date of purchase. The PIK Toggle Notes, subject to certain definitions and exceptions, have covenants that restrict, among other things, the incurrence of additional debt, the payment of dividends and the issuance of preferred stock. The PIK Toggle Notes are uncollateralized.

Floating Rate Notes.  The Floating Rate Notes mature on June 1, 2015.  Interest on the Floating Rate Notes is payable semiannually in arrears on each June 1 and December 1. Interest on the Floating Rate Notes is reset for each semi-annual interest period and is calculated at the current LIBOR rate plus 3.375%.  At March 31, 2009, our LIBOR-based rate was 5.943%, which includes the credit spread.  The Floating Rate Notes are redeemable, at the Company’s option, in whole or in part of, at specified redemption prices (as defined) plus accrued interest to the date of redemption. In addition, the Floating Rate Notes have a change of control provision, which gives each holder the right to require the Company to purchase all or a portion of such holders’ Floating Rate Notes upon a change in control, as defined in the Second Lien Senior Indenture, at a purchase price equal to 101% of the principal amount plus accrued interest to the date of purchase. The Floating Rate Notes, subject to certain definitions and exceptions, have covenants that restrict, among other things, the incurrence of additional debt, the payment of dividends and the issuance of preferred stock. The Floating Rate Notes are uncollateralized.

Interest Rate Swap. In June 2007, we entered into an interest rate swap agreement for $230.0 million, which has the effect of converting our $230.0 million of Floating Rate Notes to fixed interest rates.  The effective date for the interest rate swap agreement was December 2007 and the expiration date is May 2012.

The interest rate swap agreement qualifies for cash flow hedge accounting under SFAS 133, Accounting for Derivative Instruments and Hedging Activities.  Both at inception and on an on-going basis, we must perform an effectiveness test.  In accordance with SFAS 133, the fair value of the interest rate swap agreement at March 31, 2009 is included as a cash flow hedge on our balance sheet.  The change in fair value was recorded as a component of accumulated other comprehensive loss on our balance sheet, net of tax, since the instrument was determined to be an effective hedge at March 31, 2009.  We do not expect any amounts to be reclassified into current earnings in the future due to ineffectiveness.

As a result of our interest rate swap agreement, we expect the effective interest rate on our $230.0 million Floating Rate Notes to be 9.065% from December 2007 through May 2012.

Senior Secured Credit Facility. The senior secured credit facility allows for borrowings up to $135.0 million, as defined in the agreement dated May 31, 2007, and terminates on May 31, 2013.  As of March 31, 2009, we had $63.6 million of availability under the senior secured credit facility based on a borrowing base of $135.0 million, less borrowings of $70.0 million, and after giving effect to $1.4 million used for letters of credit.  Our obligations under the senior secured credit facility are secured by a first priority security interest in substantially all of our assets, excluding a pledge of our and Parent’s capital stock, any joint ventures and certain other exceptions. Our obligations under the senior secured credit facility are unconditionally guaranteed by Parent.

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

At March 31, 2009, we had LIBOR-Based rates ranging from 2.023% to 4.765%, each of which includes the credit spread noted above.  As of March 31, 2009, we had no outstanding balances under our prime rate based agreement.

10.125% Senior Notes.  The 10.125% Senior Notes (“Senior Notes”) mature on November 1, 2011.  Interest on the Senior Notes is payable semiannually, in arrears, on May 1 and November 1.  Interest accrues at the rate of 10.125% per annum.  The Senior Notes are redeemable, at the Company’s option, in whole or in part of, at specified redemption prices (as defined) plus accrued interest to the date of redemption.  The Senior Notes are uncollateralized.

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

8.                                      Related Party Transactions

Management Agreement

On May 31, 2007, we and Irving Place Capital entered into a professional services agreement pursuant to which general advisory and management services are to be provided to us with respect to financial and operating matters.  Irving Place Capital is a principal owner of Parent, and the following members of our board of directors are associated with Irving Place Capital:  John Howard, Robert Juneja and Bret Bowerman.  In addition, David Crane, a director, provides consulting services to Irving Place Capital.  The total professional services fees paid to Irving Place Capital was $0.2 for each of the quarters ended March 31, 2009 and 2008, respectively.

Business Relationship

In the ordinary course of business, we entered into an operating lease for our Minneapolis, Minnesota district office with Ryan Companies US, Inc. (“Ryan”), which began on May 1, 2007.  One of our board of directors is also a director of Ryan.  During each of the quarters ended March 31, 2009 and 2008, we made rent payments to a Ryan affiliate of $78,000.

On April 1, 2008, we added three new directors to our Board of Directors.  One of our new directors also is a director of Broadlane, Inc. (“Broadlane”), a health care group purchasing organization that serves many of our customers.  During the quarter ended March 31, 2009, we paid Broadlane approximately $130,000 in administrative fees.  On March 31, 2009, accounts payable includes approximately $44,000 in amounts due to Broadlane.

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

9.                                      Segment Information

Our reporting segments consist of Medical Equipment Outsourcing, Technical and Professional Services, and Medical Equipment Sales and Remarketing. Certain operating information for our segments as well as a reconciliation of total Company gross margin to loss before income tax was as follows:

Medical Equipment Outsourcing

(in thousands)

	Three Months Ended March 31,
	2009	2008
Revenues	$58,282	$59,327
Cost of revenue	20,469	19,916
Medical equipment depreciation	15,862	15,178
Gross margin	$21,951	$24,233

Technical and Professional Services

(in thousands)

	Three Months Ended March 31,
	2009	2008
Revenues	$10,412	$11,876
Cost of revenue	7,370	8,511
Gross margin	$3,042	$3,365

Medical Equipment Sales and Remarketing

(in thousands)

	Three Months Ended March 31,
	2009	2008
Revenues	$5,236	$4,241
Cost of revenue	4,386	3,444
Gross margin	$850	$797

Total Gross Margin and Reconciliation to Loss Before Income Tax

(in thousands)

	Three Months Ended March 31,
	2009	2008
Total gross margin	$25,843	$28,395
Selling, general and administrative	22,015	21,957
Interest expense	11,717	11,620
Loss before income tax	$(7,889)	$(5,182)

10.                               Pension Plan

The components of net periodic pension costs are as follows:

	Three Months Ended March 31,
(in thousands)	2009	2008
Interest cost	$266	$260
Expected return on plan assets	(303)	(308)
Recognized net actuarial loss	2	—
Net periodic cost (benefit)	$(35)	$(48)

Future benefit accruals for all participants were frozen as of December 31, 2002.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the accompanying financial statements and notes.

BUSINESS OVERVIEW

Our Company

Universal Hospital Services, Inc. (“we”, “our”, “us”, the “Company”, or “UHS”) is a leading nationwide provider of medical equipment outsourcing and lifecycle solutions to the United States health care industry. Our customers include national, regional and local acute and long-term acute care hospitals, alternate site providers (such as skilled nursing facilities, specialty hospitals, large physician clinics, and home care providers) and medical equipment manufacturers.  We provide our customers solutions across the spectrum of the equipment life cycle as a result of our position as one of the industry’s largest purchasers and outsourcers of medical equipment.  We currently own or manage over 535,000 pieces of medical equipment. Our diverse medical equipment outsourcing customer base includes more than 4,150 acute care hospitals and approximately 4,100 alternate site providers.  We also have relationships with more than 200 medical equipment manufacturers and all of the nation’s largest group purchasing organizations (“GPOs”) and many of the integrated delivery networks (“IDNs”).  All of our solutions leverage our nationwide network of 84 offices and our 70 years of experience managing and servicing all aspects of medical equipment.  Our fees are paid directly by our customers rather than from direct reimbursement from third-party payors, such as private insurers, Medicare, or Medicaid.  We commenced operations in 1939, originally incorporated in Minnesota in 1954 and reincorporated in Delaware in 2001.

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

Medical Equipment Outsourcing Segment - Manage & Utilize

Our flagship business is our Medical Equipment Outsourcing segment, which accounted for $58.3 million, or approximately 78.8% of our revenues for the quarter ended March 31, 2009 and $59.3 million, or approximately 78.6% of our revenues for the quarter ended March 31, 2008.  As of March 31, 2009, we owned or managed over 325,000 pieces of medical equipment, primarily in the categories of respiratory therapy, newborn care, critical care, patient monitors, patient handling (such as beds, stretchers and wheelchairs), pressure area management (such as therapy surfaces) and wound therapy.  Historically, we have purchased and owned directly the equipment used in our medical equipment outsourcing programs.  Beginning in 2007, the Company entered into revenue sharing agreements with two key manufacturers of equipment where the manufacturers retain ownership of the equipment, but UHS takes possession and manages the rental of the equipment to customers.  The Company may enter into more of such arrangements in the future.  Such arrangements are less capital-intensive for the Company.

We perform regular and preventative maintenance on the equipment and retain detailed records for documentation.  We are responsible for all repairs, testing and cleaning of the equipment. Our service includes prompt replacement of any non-working equipment and the flexibility to upgrade technology as a customer’s product of choice changes.  We have three primary outsourcing programs:

•                  Supplemental and Peak Needs Usage;

•                  Customized Outsourcing Agreements; and

•                  Asset Management Partnership Program (“AMPP”).

We have contracts in place with many of the leading national GPOs for both the acute care and alternate site markets.  We also have agreements directly with national acute care and alternate site providers. We expect much of our future growth in this segment to be driven by our customers outsourcing more of their medical equipment needs and taking full advantage of our diversified product offering, customized outsourcing agreements and AMPPs.

Technical and Professional Services Segment - Plan & Acquire; Maintain & Repair

Our Technical and Professional Services segment accounted for $10.4 million, or approximately 14.1% of our revenues for the quarter ended March 31, 2009 and $11.9 million, or approximately 15.8% of our revenues for the quarter ended March 31, 2008.  We leverage our 70 years of experience and our extensive equipment database in repairing and maintaining medical equipment.  We offer a broad range of inspection, preventative maintenance, repair, logistic and consulting services through our team of approximately 350 technicians and professionals located throughout the United States in our nationwide network of offices.  We managed over 210,000 units of customer owned equipment and serviced over 325,000 units that we own or directly manage. Our technical and professional service offerings are less capital-intensive than our Medical Equipment Outsourcing segment, and provide a complementary alternative for customers that wish to own their medical equipment, but lack the infrastructure, expertise or scale to perform maintenance, repair, and lifecycle analysis and planning functions.

Medical Equipment Sales and Remarketing Segment - Redeploy & Remarket

Our Medical Equipment Sales and Remarketing segment accounted for $5.2 million, or approximately 7.1% of our revenues for the quarter ended March 31, 2009 and $4.2 million, or approximately 5.6% of our revenues for the quarter ended March 31, 2008.  This segment includes three distinct business activities:

Medical Equipment Remarketing and Disposal. We are one of the nation’s largest buyers and sellers of pre-owned medical equipment.  We remarket pre-owned medical equipment to hospitals, alternate site providers, veterinarians and equipment brokers.  We offer a wide range of equipment from our standard medical equipment to diagnostic, ultrasound and x-ray equipment.

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

RESULTS OF OPERATIONS

The following discussion addresses:

•                  our financial condition as of March 31, 2009 and

•                  the results of operations for the quarters ended March 31, 2009 and 2008.

This discussion should be read in conjunction with the financial statements included elsewhere in this Quarterly Report on Form 10-Q and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in our 2008 Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

The following table provides information on the percentages of certain items of selected financial data compared to total revenues for the three month periods ended March 31, 2009 and 2008.  The table below also indicates the percentage increase or decrease over the prior comparable period.

	Percent of Total Revenues
	Three Months Ended		Percent
	March 31,		Increase
	2009	2008	(Decrease)
Revenue
Medical equipment outsourcing	78.8%	78.6%	(1.8)%
Technical and professional services	14.1	15.8	(12.3)
Medical equipment sales and remarketing	7.1	5.6	23.5
Total revenues	100.0%	100.0%	(2.0)

Cost of Sales
Cost of medical equipment outsourcing	27.7	26.4	2.8
Cost of technical and professional services	10.0	11.3	(13.4)
Cost of medical equipment sales and remarketing	5.9	4.6	27.4
Medical equipment depreciation	21.5	20.1	4.5
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	65.1	62.4	2.2
Gross margin	34.9	37.6	(9.0)

Selling, general and administrative	29.8	29.1	0.3
Operating income	5.1	8.5	(40.5)

Interest expense	15.8	15.4	0.8
Loss before income taxes	(10.7)	(6.9)	52.2

Benefit for income taxes	(4.2)	(2.6)	55.3
Net loss	(6.5)%	(4.3)%	50.3

Results of Operations for the Three Months Ended March 31, 2009 compared to the Three Months Ended March 31, 2008

Medical Equipment Outsourcing Segment – Manage & Utilize

(in thousands)

	Three Months Ended
	March 31,
	2009	2008	Change	% Change
Total revenue	$58,282	$59,327	$(1,045)	(1.8)%
Cost of revenue	20,469	19,916	553	2.8
Medical equipment depreciation	15,862	15,178	684	4.5
Gross margin	$21,951	$24,233	$(2,282)	(9.4)

Gross margin %	37.7%	40.8%

Gross margin	$21,951	$24,233	$(2,282)	(9.4)
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of medical equipment	3,581	3,890	(309)	(7.9)
Gross margin, before purchase accounting adjustments	$25,532	$28,123	$(2,591)	(9.2)%

Gross margin %, before purchase accounting adjustments	43.8%	47.4%

Total revenue in the Medical Equipment Outsourcing segment decreased $1.0 million, or 1.8%, to $58.3 million in the first quarter of 2009 as compared to the same period of 2008.  This decrease was primarily driven by an overall decrease in patient census in customer facilities resulting from comparably lower influenza rates, the effect of which management estimates to be in excess of $2.0 million of revenue, partially offset by an increase in our AMPP customer base and new and existing technology in our medical equipment fleet, both owned and managed.

Total cost of revenue in the segment increased $0.6 million, or 2.8%, to $20.5 million in the first quarter of 2009 as compared to the same period of 2008.  This increase is primarily attributable to higher repair and maintenance expense related to our medical equipment fleet and increased employee and related expenses resulting from our expanded equipment offerings.

Medical equipment depreciation increased $0.7 million, or 4.5%, to $15.9 million in the first quarter of 2009 as compared to the same period of 2008.  The increase in medical equipment depreciation primarily relates to the increase in medical equipment purchases in fiscal year 2008 to meet customer demand.  Medical equipment depreciation for the quarters ended March 31, 2009 and 2008 include $3.4 and $3.6 million, respectively, of purchase accounting adjustments related to the step-up in carrying value of our medical equipment.

Gross margin percentage for the Medical Equipment Outsourcing segment decreased from 40.8% in the first quarter of 2008 to 37.7% for the first quarter of 2009. Gross margin percentage, before purchase accounting adjustments, decreased from 47.4% in the first quarter of 2008 to 43.8% in the first quarter of 2009.  The decrease is primarily attributable to a decrease in revenues due to the comparably low influenza rate in the quarter ended March 31, 2009 as compared to the same period of 2008, and an increase in repair and maintenance expenses related to our medical equipment fleet.

Technical and Professional Services Segment – Plan & Acquire; Maintain & Repair

(in thousands)

	Three Months Ended
	March 31,
	2009	2008	Change	% Change
Total revenue	$10,412	$11,876	$(1,464)	(12.3)%
Cost of revenue	7,370	8,511	(1,141)	(13.4)
Gross margin	$3,042	$3,365	$(323)	(9.6)

Gross margin %	29.2%	28.3%

Gross margin	$3,042	$3,365	$(323)	(9.6)
Purchase accounting adjustments, primarily non-cash charges related to favorable lease commitments	5	7	(3)	(35.7)
Gross margin, before purchase accounting adjustments	$3,047	$3,372	$(326)	(9.7)%

Gross margin %, before purchase accounting adjustments	29.3%	28.3%

Total revenue in the Technical and Professional Services segment declined $1.5 million, or 12.3%, to $10.4 million in the first quarter of 2009 as compared to the same period of 2008. This decrease was primarily attributable to a decrease in episodic business flows in our manufacturer services unit.

Total cost of revenue in the segment declined $1.1 million, or 13.4%, to $7.4 million in the first quarter of 2009 as compared to the same period of 2008.   This decrease was primarily attributable to a $1.0 million decrease in expenses associated with our manufacturer services unit.

Gross margin percentage for the Technical and Professional Services segment increased from 28.3% for the first quarter of 2008 to 29.2% for the first quarter of 2009.  Gross margin percentage will fluctuate based on the variability of third party vendor expenses in our Customized Healthcare Asset Management Programs (“CHAMP®”) and supplemental service programs.

Medical Equipment Sales and Remarketing Segment – Redeploy & Remarket

(in thousands)

	Three Months Ended
	March 31,
	2009	2008	Change	% Change
Total revenue	$5,236	$4,241	$995	23.5%
Cost of revenue	4,386	3,444	942	27.4
Gross margin	$850	$797	$53	6.6

Gross margin %	16.2%	18.8%

Gross margin	$850	$797	$53	6.6
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of inventories and medical equipment	324	292	32	10.9
Gross margin, before purchase accounting adjustments	$1,174	$1,089	$85	7.8%

Gross margin %, before purchase accounting adjustments	22.4%	25.7%

Total revenue in the Medical Equipment Sales and Remarketing segment increased $1.0 million, or 23.5%, to $5.2 million in the first quarter of 2009 as compared to the same period of 2008.  The increase was primarily driven by an increase in new equipment and disposable sales of $1.0 and $0.4 million, respectively, partially offset by a decrease in used equipment sales of $0.5 million.

Total cost of revenue in the segment increased $0.9 million, or 27.4%, to $4.4 million in the first quarter of 2009 as compared to the same period of 2008.  The increase was primarily due to an increase in the cost of new equipment and disposables of $0.7 and $0.3 million, respectively, partially offset by a decrease in the cost of used equipment sales of $0.3 million.  During each of the quarters ended March 31, 2009 and 2008, purchase accounting adjustments related to medical equipment sold increased cost of revenue by $0.3 million.

Gross margin percentage for the Medical Equipment Sales and Remarketing segment decreased from 18.8% in the first quarter of 2008 to 16.2% for the same period of 2009.  Gross margin percentage, before purchase accounting adjustments, decreased from 25.7% in the first quarter of 2008 to 22.4% for the same period of 2009.  Margins and activity in this segment will fluctuate based on the transactional nature of the business.

Selling, General and Administrative, Transaction and Related Costs and Interest Expense

(in thousands)

	Three Months Ended
	March 31,
	2009	2008	Change	% Change
Selling, general and administrative	$22,015	$21,957	$58	0.3%
Interest expense	11,717	11,620	97	0.8%

Selling, General and Administrative

Selling, general and administrative expense increased $0.1 million, or 0.3%, to $22.0 million for the first quarter of 2009 as compared to the same period of 2008.  Selling, general and administrative expense consists primarily of employee-related expenses, professional fees, occupancy charges, bad debt expense and depreciation and amortization.  Expenses during the three months ended March 31, 2009 and 2008 include $3.8 and $4.0 million, respectively, of charges related to the amortization of our intangible assets and non-cash stock-based compensation expense related to the 2007 Stock Option Plan of $0.6 million in each of the periods.  Bad debt expense for the three month periods ended March 31, 2009 and 2008 was $0.6 and $0.2 million, respectively.  Selling, general and administrative expense as a percentage of total revenue was 29.8% and 29.1% for each of the quarters ended March 31, 2009 and 2008, respectively.

Interest Expense

Interest expense increased $0.1 million, or 0.8%, to $11.7 million during the first quarter of 2009 as compared to the same period of 2008.  The increase was primarily driven by increased levels of outstanding debt on our senior secured credit facility, partially offset by a lower average interest rate on our revolving credit agreement.  The increased level of debt on our senior secured credit facility results from our $31.0 million draw on March 11, 2009, to, among other things, pre-borrow for our upcoming interest payments due June 1, 2009 on our Floating Rate Notes and PIK Toggle Notes.

Income Taxes

Benefit for income taxes increased $1.1 million to $3.1 million during the first quarter of 2009 as compared to the same period of 2008.  The increase is attributable to the change in loss before income taxes.

Net Loss

Net loss increased $1.6 million to $4.8 million in the first quarter of 2009 as compared to the same period of 2008.  The increase is primarily attributable to comparably lower influenza rates, which impacted our Medical Equipment Outsourcing segment, and a decrease in episodic business flows in our Technical and Professional Services segment.

EBITDA

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was $25.6 and $27.7 million for the quarters ended March 31, 2009 and 2008, respectively.  EBITDA for the quarter ended March 31, 2009 was negatively impacted by a decrease in outsourcing revenues due to comparably lower influenza rates and a decrease in episodic business flows in our Technical and Professional Services segment, as compared to the same period of 2008.

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

	Three Months Ended
	March 31,
(in thousands)	2009	2008
Net cash provided by operating activities	$18,551	$18,898
Changes in operating assets and liabilities	(2,298)	(1,284)
Other non-cash expenses	778	454
Benefit for income taxes	(3,099)	(1,996)
Interest expense	11,717	11,620
EBITDA	$25,649	$27,692

	Three Months Ended
	March 31,
(dollars in thousands)	2009	2008
EBITDA	$25,649	$27,692

Other Financial Data:
Net cash provided by operating activities	$18,551	$18,898
Net cash used in investing activities	(9,887)	(29,031)
Net cash provided by financing activities	$12,730	$10,133

Other Operating Data (as of end of period):
Medical equipment (approximate number of owned outsourcing units)	217,000	204,000
District offices	84	80
Number of outsourcing hospital customers	4,150	3,925
Number of total outsourcing customers	8,250	7,575

SEASONALITY

Quarterly operating results are typically affected by seasonal factors.  Historically, our first and fourth quarters are the strongest, reflecting increased customer utilization during the fall and winter months.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are expected to be cash and cash equivalents of $33.4 million, cash flows from operating activities, and borrowings under our first lien senior secured asset-based revolving credit facility providing for loans in an amount of up to $135.0 million, pursuant to a credit agreement dated as of May 31, 2007 with a group of financial institutions (“senior secured credit facility”).  Our senior secured credit facility matures in May 2013.  It is anticipated that our principal uses of liquidity will be to fund capital expenditures related to purchases of medical equipment, provide working capital, meet debt service requirements and finance our strategic plans.

We require substantial cash to operate our Medical Equipment Outsourcing programs and service our debt.  Our outsourcing programs require us to invest a significant amount of cash in medical equipment purchases.  To the extent that such expenditures cannot be funded from cash and cash equivalents, our operating cash flow, borrowing under our senior secured credit facility or other financing sources, we may not be able to conduct our business or grow as currently planned.

If we are unable to service our debt obligations through our cash and cash equivalents, generating sufficient cash flow from operations,  and additional borrowings under our first lien senior secured asset-based revolving credit facility, we will be forced to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing our debt or seeking additional equity capital.  This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  The domestic economy, like the global economy, has recently deteriorated significantly.  The current decrease and any future decrease in domestic economic activity could significantly and adversely affect our results of operations and financial condition.  If we are unable to repay our debt at maturity, we may have to obtain alternative financing, which may not be available to us.

Net cash provided by operating activities was $18.6 and $18.9 million for the quarters ended March 31, 2009 and 2008, respectively.

Net cash used in investing activities was $9.9 and $29.0 million for the quarters ended March 31, 2009 and 2008, respectively.  Net cash used in investing activities declined during the first quarter of 2009 as a result of a decrease in capital expenditures for medical equipment and property and office equipment.

Net cash provided by financing activities was $12.7 and $10.1 million for the quarters ended March 31, 2009 and 2008, respectively.  During the quarter ended March 31, 2009, net cash provided by financing activities was impacted by increased net borrowings under our senior secured credit facility.

Cash on-hand was $33.4 million for the quarter ended March 31, 2009.  On March 11, 2009, we drew $31.0 million from our senior secured credit facility to, among other things, pre-borrow for the upcoming interest payments due June 1, 2009 on our Floating Rate Notes and PIK Toggle Notes.

Based on the level of operating performance expected in 2009, we believe our cash and cash equivalents, cash from operations, and additional borrowings under our senior secured credit facility, will meet our liquidity needs for the foreseeable future, exclusive of any borrowings that we may make to finance potential acquisitions.  However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could be adversely affected.  As of March 31, 2009, we had $63.6 million of availability under our senior secured credit facility, based on a borrowing base of $135.0 million, less borrowings of $70.0 million and after giving effect to $1.4 million used for letters of credit.

Our levels of borrowing are further restricted by the financial covenants set forth in our senior secured credit facility agreement and the second lien senior indenture governing our PIK Toggle Notes and Floating Rate Notes.  As of March 31, 2009, the Company was in compliance with all covenants under the senior secured credit facility.

RECENT ACCOUNTING PRONOUNCEMENTS

Standards Adopted

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No.161 requires companies to provide enhanced disclosures about derivative instruments and hedging activities to provide a better understanding of their effects on a company’s financial position, financial performance, and cash flows. We adopted the disclosure provisions of SFAS No. 161 on January 1, 2009.

We enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company has an interest rate swap that is designated as a fair value hedge for a portion of our long-term debt. By using this instrument, we are exposed, from time to time, to credit risk and market risk. Credit risk is the risk that the counterparty will fail to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We minimize this credit risk by entering into transactions with high quality counterparties. Market risk is the risk that a change in interest rates will result in an adverse effect on the value of a financial instrument.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s fiscal year that begins on or after December 15, 2008. We adopted SFAS No. 141(R) on January 1, 2009 and will apply the provisions to applicable business combinations on a prospective basis.

Standards Issued Not Yet Adopted

In April 2009, the FASB issued two FASB Staff Positions (“FSPs”), to address concerns about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions and (2) recording impairment charges on investments in debt securities. The FASB also issued a third FSP to require disclosures of fair values of certain financial instruments in interim financial statements.

FSP No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP No. SFAS 157-4 also requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques).

FSP No. SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, will change (1) the trigger for determining whether an other-than-temporary impairment exists and (2) the amount of an impairment charge to be recorded in earnings. To determine whether an other-than-temporary impairment exists, an entity will be required to assess the likelihood of selling a security prior to recovering its cost basis. This is a change from the current requirement for an entity to assess whether it has the intent and ability to hold a security to recovery or maturity. FSP No. SFAS 115-2 and SFAS 124-2 also expands and increases the frequency of existing disclosure about other-than-temporary impairments and requires new disclosures of the significant inputs used in determining a credit loss, as well as a roll forward of that amount each period.

FSP No. SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, increases the frequency of fair value disclosures from annual to quarterly to provide financial statement users with more timely information about the effects of current market conditions on their financial instruments.

We currently are evaluating the provisions of these three FSPs to determine what effect, in any, they will have on our financial statements.  The FASB has required that companies adopt these FSPs effective for the quarter ending June 30, 2009.

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

See the risk factors discussed under Part I, Item 1A of our 2008 Form 10-K

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk arising from adverse changes in interest rates and fuel costs.  We do not enter into derivatives or other financial instruments for speculative purposes.

Interest Rates

We use both fixed and variable rate debt as sources of financing.  At March 31, 2009, we had approximately $552.2 million of total debt outstanding.  After taking into account the effect of our interest rate swap agreement, we had $70.0 million of debt bearing interest at variable rates approximating 2.9%.  Based on variable debt levels at March 31, 2009, a 1.0 percentage point change in interest rates on variable rate debt would have resulted in annual interest expense fluctuating approximately $0.7 million.

In June 2007, we entered into an interest rate swap agreement for $230.0 million, which has the effect of converting our $230.0 of Floating Rate Notes to fixed interest rates.  The effective date for the interest rate swap agreement was December 2007; the expiration date is May 2012.

The interest rate swap agreement qualifies for cash flow hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  Both at inception and on an on-going basis, we must perform an effectiveness test.  In accordance with SFAS No. 133, the fair value of the interest rate swap agreement at March 31, 2009 is included as an interest rate swap liability on our balance sheet.  The change in fair value was recorded as a component of accumulated other comprehensive loss, net of tax, on our balance sheet since the instrument was determined to be an effective hedge at March 31, 2009.  We do not expect any amounts to be reclassified into current earnings in the future due to ineffectiveness.  As a result of our interest rate swap agreement, we expect the effective interest rate on our $230.0 million Floating Rate Notes to be 9.065% from December 2007 through May 2012.

Fuel Costs

We are also exposed to market risks related to changes in the price of gasoline used to fuel our fleet of delivery and sales vehicles.  A hypothetical 10% increase in the price of unleaded gasoline, assuming current gasoline usage and price levels, would lead to an annual change in fuel costs of approximately $0.2 million.

Other Market Risk

Our pension obligations are also affected by market risk.  Continued distress in the financial markets may impact the fair value of debt and equity securities in our pension trust.

As of March 31, 2009, we have no other material exposure to market risk.

Item 4(T).  Controls and Procedures

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

(b)       Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, we may become involved in litigation arising out of operations in the normal course of business.  As of March 31, 2009, we were not a party to any pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results, financial position or cash flows.

Item 1A. Risk Factors

Our business faces many risks.  Any of the risks discussed elsewhere in this Quarterly Report on Form 10-Q or our other filings with the Securities and Exchange Commission, including our risk factors set forth in our 2008 Form 10-K, could have a material impact on our business, financial condition or results of operations.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.

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

Date: May 13, 2009

Universal Hospital Services, Inc.

By	/s/ Gary D. Blackford
Gary D. Blackford,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

By	/s/ Rex T. Clevenger
Rex T. Clevenger,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)