Form 10-Q
period 2009-06-30
UNIVERSAL HOSPITAL SERVICES INC
filed 2009-08-12
CIK 886171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 000-20086

UNIVERSAL HOSPITAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0760940
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7700 France Avenue South, Suite 275

Edina, Minnesota 55435-5228

(Address of principal executive offices, including zip code)

(952) 893-3200

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T  (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Number of shares of common stock outstanding as of August 1, 2009:  1,000

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements – Unaudited

Universal Hospital Services, Inc.

Balance Sheets

(in thousands, except share and per share information)

(unaudited)

	June 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$3,500	$12,006
Short-term investments	1,500	1,500
Accounts receivable, less allowance for doubtful accounts of $2,450 at June 30, 2009 and December 31, 2008	56,400	54,113
Inventories	5,080	5,627
Deferred income taxes	6,452	6,025
Other current assets	3,293	2,815
Total current assets	76,225	82,086

Property and equipment, net:
Medical equipment, net	196,133	215,643
Property and office equipment, net	21,164	22,728
Total property and equipment, net	217,297	238,371

Other long-term assets:
Goodwill	280,211	280,211
Other intangibles, net	255,343	262,848
Other, primarily deferred financing costs, net	13,022	14,209
Total assets	$842,098	$877,725

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,988	$3,555
Book overdrafts	1,159	7,170
Accounts payable	13,685	17,976
Accrued compensation	10,971	12,154
Accrued interest	3,679	3,880
Other accrued expenses	7,238	6,146
Total current liabilities	40,720	50,881

Long-term debt, less current portion	516,908	527,788
Pension and other long-term liabilities	8,110	8,248
Interest rate swap	22,346	27,167
Payable to Parent	5,920	5,012
Deferred income taxes	66,334	70,178

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at June 30, 2009 and December 31, 2008	—	—

Additional paid-in capital	248,794	248,794
Accumulated deficit	(49,185)	(39,592)
Accumulated other comprehensive loss	(17,849)	(20,751)
Total shareholders’ equity	181,760	188,451
Total liabilities and shareholders’ equity	$842,098	$877,725

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue
Medical equipment outsourcing	$56,524	$55,925	$114,806	$115,252
Technical and professional services	10,696	11,538	21,108	23,414
Medical equipment sales and remarketing	5,616	4,221	10,852	8,462
Total revenues	72,836	71,684	146,766	147,128

Cost of Sales
Cost of medical equipment outsourcing	19,760	20,550	40,229	40,466
Cost of technical and professional services	7,568	8,834	14,938	17,345
Cost of medical equipment sales and remarketing	4,440	3,269	8,826	6,713
Medical equipment depreciation	15,904	15,451	31,766	30,629
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	47,672	48,104	95,759	95,153
Gross margin	25,164	23,580	51,007	51,975

Selling, general and administrative	21,158	21,673	43,173	43,630
Operating income	4,006	1,907	7,834	8,345

Interest expense	11,845	11,877	23,562	23,497
Loss before income taxes	(7,839)	(9,970)	(15,728)	(15,152)

Benefit for income taxes	(3,036)	(3,916)	(6,135)	(5,912)
Net loss	$(4,803)	$(6,054)	$(9,593)	$(9,240)

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(9,593)	$(9,240)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	35,971	34,698
Amortization of intangibles and deferred financing costs	8,709	9,212
Provision for doubtful accounts	720	649
Provision for inventory obsolescence	(113)	304
Non-cash stock-based compensation expense	908	1,244
Loss on sales and disposals of equipment	50	684
Deferred income taxes	(4,271)	(6,032)
Changes in operating assets and liabilities:
Accounts receivable	(3,007)	(1,739)
Inventories	660	(996)
Other operating assets	(495)	(733)
Accounts payable	(1,841)	2,633
Other operating liabilities	(2,351)	(2,413)
Net cash provided by operating activities	25,347	28,271
Cash flows from investing activities:
Medical equipment purchases	(15,539)	(41,913)
Property and office equipment purchases	(1,953)	(2,300)
Proceeds from disposition of property and equipment	1,828	1,310
Net cash used in investing activities	(15,664)	(42,903)
Cash flows from financing activities:
Proceeds under senior secured credit facility	42,000	63,500
Payments under senior secured credit facility	(52,000)	(42,975)
Payments of principal under capital lease obligations	(2,178)	(2,053)
Payment of deferred financing costs	—	(69)
Change in book overdrafts	(6,011)	(3,420)
Net cash provided by (used in) financing activities	(18,189)	14,983
Net change in cash and cash equivalents	(8,506)	351

Cash and cash equivalents at the beginning of period	12,006	—
Cash and cash equivalents at the end of period	$3,500	$351

Supplemental cash flow information:
Interest paid	$22,563	$22,183
Income taxes paid	$192	$397
Non-cash activities:
Medical equipment purchases included in accounts payable	$3,244	$3,522
Capital lease additions	$1,731	$2,503

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

The interim financial statements presented herein as of June 30, 2009, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  These adjustments are all of a normal, recurring nature.  The results of operations for any interim period are not necessarily indicative of results for the full year.

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

2.                                      Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income.  Other comprehensive income includes unrealized gains from derivatives designated as cash flow hedges.  Accumulated other comprehensive loss is displayed separately on the balance sheets.  A reconciliation of net loss to comprehensive loss is provided below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008
Net loss	$(4,803)	$(6,054)	$(9,593)	$(9,240)
Unrealized gain on cash flow hedge	2,280	5,578	2,902	918
Comprehensive loss	$(2,523)	$(476)	$(6,691)	$(8,322)

3.                                      Recent Accounting Pronouncements

Standards Adopted

In May 2009, the Financial Accounting Standards Board (“FASB”) issued, and we adopted, SFAS No. 165, Subsequent Events. SFAS 165 stipulates: the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS 165 also includes a requirement to disclose the date through which the company has evaluated subsequent events and whether the date corresponds with the release of their financial statements. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on our financial position or results of operations.  We have evaluated subsequent events through August 12, 2009, the date on which our financial statements were issued.

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

FSP No. SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, will change (1) the trigger for determining whether an other-than-temporary impairment exists and (2) the amount of an impairment charge to be recorded in earnings. To determine whether an other-than-temporary impairment exists, an entity will be required to assess the likelihood of selling a security prior to recovering its cost basis. This is a change from the current requirement for an entity to assess whether it has the intent and ability to hold a security to recovery or maturity. FSP No. SFAS 115-2 and SFAS 124-2 also expands and increases the frequency of existing disclosure about other-than-

temporary impairments and requires new disclosures of the significant inputs used in determining a credit loss, as well as a roll forward of that amount each period.

FSP No. SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, increases the frequency of fair value disclosures from annual to quarterly to provide financial statement users with more timely information about the effects of current market conditions on their financial instruments.

We adopted these three FSPs during the second quarter of 2009.  The adoption of the three FSPs did not have a material effect on the Company’s financial condition, results of operations or cashflows.

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

We enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities – an amendment of FASB Statement No.133. We have an interest rate swap that is designated as a fair value hedge for a portion of our long-term debt. By using this instrument, we are exposed, from time to time, to credit risk and market risk. Credit risk is the risk that the counterparty will fail to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We minimize this credit risk by entering into transactions with high quality counterparties. Market risk is the risk that a change in interest rates will result in an adverse effect on the value of a financial instrument.

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

Standards Issued Not Yet Adopted

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.  In addition in June 2009, the FASB issued Accounting Standards Update No. 2009-01, Topic 205 – Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (“ASU 2009-1”). Both FAS 168 and ASU 2009-1 recognize the FASB

Accounting Standards CodificationTM as the source of authoritative U.S. generally accepted accounting principles to be utilized by nongovernmental entities.  SFAS 168 and ASU 2009-1 are effective for interim and annual periods ending after September 15, 2009.

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

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008, in accordance with SFAS No. 157, are summarized in the following table by type of inputs applicable to the fair value measurements:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant	Total
	Indentical	Observable	Unobservable	as of
(in thousands)	Assets	Inputs	Inputs	June 30,
Description	(Level 1)	(Level 2)	(Level 3)	2009
Short term investments	$—	$1,500	$—	$1,500
Loss on swap contract	—	22,346	—	22,346
	$—	$23,846	$—	$23,846

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant	Total
	Indentical	Observable	Unobservable	as of
(in thousands)	Assets	Inputs	Inputs	December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2008
Short term investments	$—	$1,500	$—	$1,500
Loss on swap contract	—	27,167	—	27,167
	$—	$28,667	$—	$28,667

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

Fair Value of Other Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short maturities.  The fair value of our outstanding PIK Toggle Notes, Floating Rate Notes and 10.125% Senior Notes, based on the quoted market price for the same or similar issues of debt, is approximately:

	June 30,	December 31,
(in millions)	2009	2008
PIK Toggle Notes	$218.5	$162.4
Floating Rate Notes	185.2	139.4
10.125% Senior Notes	9.8	9.8

5.                                      Stock-Based Compensation

Under its 2007 Stock Option Plan, our parent corporation, UHS Holdco Inc. (“Parent”), may grant to any of our and Parent’s executives, other key employees and to consultants and certain non-employee directors, nonqualified options to purchase common stock of Parent at a price equal to the fair market value of the common stock at the date of grant. Approximately 43.9 million shares of Parent’s common stock are reserved for issuance under the 2007 Stock Option Plan.

Options granted under the 2007 Stock Option Plan have a ten-year contractual term and generally vest over a period of six years.  Except for options issued to non-employee directors, option grants are comprised of 50% fixed vesting and 50% performance vesting options.  Fixed vesting options vest over a six-year service period, subject to the option holder not ceasing service with Parent or the Company.  Performance vesting options vest over a six-year period, subject to the option holder not ceasing service with Parent or the Company and to the Company’s attainment of either an adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) target for the then current year or an aggregate adjusted EBITDA target, as set forth in the respective form of option agreement.  Options issued to non-employee directors are 100% fixed vesting options.  Upon a sale of Parent or the Company, all of the unvested options with fixed vesting schedules will vest and become exercisable, and the unvested options that vest upon the achievement of established performance targets will vest and become exercisable upon Irving Place Capital’s achievement of a certain internal rate of return on its investment in Parent, subject to certain conditions.  The shares issued to a grantee upon the exercise of such grantee’s options will be subject to certain restrictions on transferability as provided in the 2007 Stock Option Plan.  Grantees are subject to non-competition, non-solicitation and confidentiality requirements as set forth in their respective stock option grant agreements.  Forfeited options are available for future issue.

During the six months ended June 30, 2009, activity under Parent’s 2007 Stock Option Plan was as follows

(in thousands except exercise price)	Number of Options	Weighted average exercise price
Outstanding at December 31, 2008	36,740	$1.00
Granted	1,569	$1.00
Exercised	—
Forfeited or expired	(498)	$1.00

Outstanding at June 30, 2009	37,811	$1.00

Exercisable at June 30, 2009	11,881	$1.00

Remaining authorized options available for issue	6,094

Our Parent’s compensation committee determined the exercise price for options issued during the six months ended June 30, 2009 by reference to both a comparable company Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) multiple valuation and by reference to a discounted cash flow analysis performed by management.  The exercise price was approved by Parent’s board of directors.

We determine the fair value of options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on a straight-line basis over the options’ expected vesting periods. The following assumptions were used in determining the fair value of stock options granted during the six months ended June 30, 2009, under the Black-Scholes model:

Risk-free interest rate	2.2%
Expected volatility	37.90%
Dividend Yield	None
Expected option term (years)	6.6

Although Parent grants stock options, the Company recognizes compensation expense related to these options since the services are performed for its benefit.  For the six-month periods ended June 30, 2009 and 2008, we recognized non-cash stock compensation expense of $0.9 and $1.2 million, respectively, which is primarily included in selling, general and administrative expenses.  At June 30, 2009, unearned non-cash stock-based compensation related to our fixed vesting options, that we expect to recognize as expense over the next 4.3 years, totals approximately $4.5 million, net of our estimated forfeiture rate of 2.0% and unearned non-cash stock-based compensation related to the performance vesting options totaling approximately $4.9 million, net of our estimated forfeiture rate of 2.0%, would be recognized over the next 4.3 years only if the performance targets are met.  The expense could be accelerated upon the sale of Parent or the Company.

Compensation expense related to service provided by the Company’s employees is recognized in the accompanying Statements of Operations with an offsetting Payable to Parent liability, which is not expected to be settled within the next twelve months.

6.                                      Long-Term Debt

Long-term debt consists of the following:

	June 30,	December 31,
(in thousands)	2009	2008
PIK Toggle Notes	$230,000	$230,000
Floating Rate Notes	230,000	230,000
Senior secured credit facility	39,000	49,000
10.125% Senior Notes	9,945	9,945
Capital lease obligations	11,951	12,398
	520,896	531,343
Less: Current portion of long-term debt	(3,988)	(3,555)
Total long-term debt	$516,908	$527,788

PIK Toggle Notes.  Our 8.50% / 9.25% PIK Toggle Notes (the “PIK Toggle Notes”) were issued on May 31, 2007 in the aggregate principal amount of $230.0 million under a Second Lien Senior Indenture dated as of May 31, 2007, between the Company and Wells Fargo Bank, National Association, as trustee (the “Second Lien Senior Indenture”).  The PIK Toggle Notes mature on June 1, 2015.  Interest on the PIK Toggle Notes is payable semiannually in arrears on each June 1 and December 1.  For any interest payment period through June 1, 2011, the Company may, at its option, elect to pay interest on the PIK Toggle Notes entirely in cash (“Cash Interest”), entirely by increasing the principal amount of the outstanding PIK Toggle Notes, by issuing additional PIK Toggle Notes (“PIK Interest”) or 50% Cash Interest and 50% PIK Interest.  Cash Interest on the PIK Toggle Notes accrues at the rate of 8.50% per annum.  PIK Interest on the PIK Toggle Notes accrues at the rate of 9.25% per annum.  After June 1, 2011, the Company is required to make all interest payments on the PIK Toggle Notes entirely as Cash Interest.  The PIK Toggle Notes are redeemable, at the Company’s option, in whole or in part, at specified redemption prices (as defined in the Second Lien Senior Indenture) plus accrued interest to the date of redemption. In addition, the PIK Toggle Notes have a change of control provision, which gives each holder the right to require the Company to purchase all or a portion of such holders’ PIK Toggle Notes upon a change in control, as defined in the Second Lien Senior Indenture, at a purchase price equal to 101% of the principal amount plus accrued interest to the date of purchase. The PIK Toggle Notes, subject to certain definitions and exceptions, have covenants that restrict, among other things, the incurrence of additional debt, the payment of dividends and the issuance of preferred stock. The PIK Toggle Notes are uncollateralized.

Floating Rate Notes.  Our Floating Rate Notes (the “Floating Rate Notes”) were issued on May 31, 2007 in the aggregate principal amount of $230.0 million under the Second Lien Senior Indenture.  The Floating Rate Notes mature on June 1, 2015.  Interest on the Floating Rate Notes is payable semiannually in arrears on each June 1 and December 1. Interest on the Floating Rate Notes is reset for each semi-annual interest period and is calculated at the current LIBOR rate plus 3.375%.  At June 30, 2009, our LIBOR-based rate was 4.635%, which includes the credit spread.  The Floating Rate Notes are redeemable, at the Company’s option, in whole or in part of, at specified redemption prices (as defined in the Second Lien Senior Indenture) plus accrued interest to the date of redemption. In addition, the Floating Rate Notes have a change of control provision, which gives each holder the right to require the Company to purchase all or a portion of such holders’ Floating Rate Notes upon a change in control, as defined in the Second Lien Senior Indenture, at a purchase price equal to 101% of the principal amount plus accrued interest to the date of purchase. The Floating Rate Notes, subject to certain definitions and exceptions, have covenants that restrict, among other things, the incurrence of additional debt, the payment of dividends and the issuance of preferred stock. The Floating Rate Notes are uncollateralized.

Interest Rate Swap. In June 2007, we entered into an interest rate swap agreement for $230.0 million, which has the effect of converting the interest rate applicable to our $230.0 million of Floating Rate Notes to a fixed interest rate.  The effective date for the interest rate swap agreement was December 2007 and the expiration date is May 2012.

The interest rate swap agreement qualifies for cash flow hedge accounting under SFAS 133, Accounting for Derivative Instruments and Hedging Activities.  Both at inception and on an on-going basis, we must perform an effectiveness test.  In accordance with SFAS 133, the fair value of the interest rate swap agreement at June 30, 2009 is included as a cash flow hedge on our balance sheet.  The change in fair value was recorded as a component of accumulated other comprehensive loss on our balance sheet, net of tax, since the instrument was determined to be an effective hedge at June 30, 2009.  We do not expect any amounts to be reclassified into current earnings in the future due to ineffectiveness.

As a result of our interest rate swap agreement, we expect the effective interest rate on our $230.0 million Floating Rate Notes to be 9.065% from December 2007 through May 2012.

Senior Secured Credit Facility. Our senior secured credit facility is a first lien senior secured asset-based revolving credit facility that allows for borrowings up to $135.0 million, as defined in the credit agreement dated May 31, 2007 between the Company and a group of financial institutions.  The senior secured credit facility terminates on May 31, 2013.  As of June 30, 2009, we had $93.6 million of availability under the senior secured credit facility based on a borrowing base of $135.0 million, less borrowings of $39.0 million, and after giving effect to $2.4 million used for letters of credit.  Our obligations under the senior secured credit facility are secured by a first priority security interest in substantially all of our assets, excluding a pledge of our and Parent’s capital stock, any joint ventures and certain other exceptions. Our obligations under the senior secured credit facility are unconditionally guaranteed by Parent.

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

At June 30, 2009, our LIBOR-based rate was 1.820%, which includes the credit spread noted above.  As of June 30, 2009, we had no outstanding balances under our prime rate based agreement.

10.125% Senior Notes.  Our 10.125% Senior Notes (the “Senior Notes”) mature on November 1, 2011.  Interest on the Senior Notes is payable semiannually, in arrears, on May 1 and November 1.  Interest accrues at the rate of 10.125% per annum.  The Senior Notes are redeemable, at the Company’s option, in whole or in part of, at specified redemption prices (as defined) plus accrued interest to the date of redemption.  The Senior Notes are uncollateralized.

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

8.             Related Party Transactions

Management Agreement

On May 31, 2007, we and Irving Place Capital entered into a professional services agreement pursuant to which Irving Place Capital provides general advisory and management services to us with respect to financial and operating matters.  Irving Place Capital is a principal owner of Parent, and the following members of our board of directors are associated with Irving Place Capital:  John Howard, Robert Juneja and Bret Bowerman.  In addition, David Crane, a director, provides consulting services to Irving Place Capital.  We paid Irving Place Capital professional services fees of $0.4 million for each of the six-month periods ended June 30, 2009 and 2008, respectively.

Business Relationship

In the ordinary course of business, we entered into an operating lease for our Minneapolis, Minnesota district office with Ryan Companies US, Inc. (“Ryan”), which began on May 1, 2007.  One of our board of directors is also a director of Ryan.  We made payments to Ryan totaling $167,000 and $156,000 during the six months ended June 30, 2009 and 2008, respectively.

On April 1, 2008, we added three directors to our Board of Directors.  One of these directors also is a director of Broadlane, Inc. (“Broadlane”), a health care group purchasing organization that serves many of our customers.  During the six months ended June 30, 2009, we paid Broadlane approximately $257,000 in administrative fees.  On June 30, 2009, accounts payable includes approximately $40,000 in amounts due to Broadlane.

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

9.             Segment Information

Our reporting segments consist of Medical Equipment Outsourcing, Technical and Professional Services, and Medical Equipment Sales and Remarketing. Certain operating information for our segments as well as a reconciliation of total Company gross margin to loss before income tax was as follows:

Medical Equipment Outsourcing

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$56,524	$55,925	$114,806	$115,252
Cost of revenue	19,760	20,550	40,229	40,466
Medical equipment depreciation	15,904	15,451	31,766	30,629
Gross margin	$20,860	$19,924	$42,811	$44,157

Technical and Professional Services

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$10,696	$11,538	$21,108	$23,414
Cost of revenue	7,568	8,834	14,938	17,345
Gross margin	$3,128	$2,704	$6,170	$6,069

Medical Equipment Sales and Remarketing

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$5,616	$4,221	$10,852	$8,462
Cost of revenue	4,440	3,269	8,826	6,713
Gross margin	$1,176	$952	$2,026	$1,749

Total Gross Margin and Reconciliation to Loss Before Income Tax

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Total gross margin	$25,164	$23,580	$51,007	$51,975
Selling, general and administrative	21,158	21,673	43,173	43,630
Interest expense	11,845	11,877	23,562	23,497
Loss before income tax	$(7,839)	$(9,970)	$(15,728)	$(15,152)

10.          Pension Plan

The components of net periodic pension costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Interest cost	$267	$256	$533	$516
Expected return on plan assets	(304)	(308)	(607)	(615)
Recognized net actuarial loss	4	—	6	—
Net periodic cost (benefit)	$(33)	$(52)	$(68)	$(99)

Future benefit accruals for all participants were frozen as of December 31, 2002.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the accompanying financial statements and notes.

BUSINESS OVERVIEW

Our Company

Universal Hospital Services, Inc. (“we”, “our”, “us”, the “Company”, or “UHS”) is a leading nationwide provider of medical equipment outsourcing and lifecycle solutions to the United States health care industry. Our customers include national, regional and local acute and long-term acute care hospitals, alternate site providers (such as skilled nursing facilities, specialty hospitals, large physician clinics, and home care providers) and medical equipment manufacturers.  We provide our customers solutions across the spectrum of the equipment life cycle as a result of our position as one of the industry’s largest purchasers and outsourcers of medical equipment.  We currently own or manage over 520,000 pieces of medical equipment in our Medical Equipment Outsourcing and Technical and Professional Services segments. Our diverse medical equipment outsourcing customer base includes more than 4,150 acute care hospitals and approximately 4,150 alternate site providers.  We also have relationships with more than 200 medical equipment manufacturers and all of the nation’s largest group purchasing organizations (“GPOs”) and many of the integrated delivery networks (“IDNs”).  All of our solutions leverage our nationwide network of 84 offices and our 70 years of experience managing and servicing all aspects of medical equipment.  Our fees are paid directly by our customers rather than from direct reimbursement from third-party payors, such as private insurers, Medicare, or Medicaid.  We commenced operations in 1939, originally incorporated in Minnesota in 1954 and reincorporated in Delaware in 2001.

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

Medical Equipment Outsourcing Segment - Manage & Utilize

Our flagship business is our Medical Equipment Outsourcing segment, which accounted for $56.5 million, or approximately 77.6% of our revenues, for the quarter ended June 30, 2009 and $114.8 million, or approximately 78.2%, of our revenues for the six months ended June 30, 2009.  As of June 30, 2009, we owned or managed over 325,000 pieces of medical equipment in our Medical Equipment Outsourcing segment, primarily in the categories of respiratory therapy, newborn care, critical care, patient monitors, patient handling (such as beds, stretchers and wheelchairs), pressure area management (such as therapy surfaces) and wound therapy.  Historically, we have purchased and directly owned the equipment used in our medical equipment outsourcing programs.  Beginning in 2007, we entered into revenue sharing agreements with two key manufacturers of equipment where the manufacturers retain ownership of the equipment, but we take possession and manage the rental of the equipment to customers.  We may enter into more of such arrangements in the future.  Such arrangements are less capital-intensive for the Company.

We perform regular and preventative maintenance on the equipment and retain detailed records for documentation.  We repair, test and clean the equipment. Our service includes prompt replacement of non-working equipment and the flexibility to upgrade technology as a customer’s product of choice changes.  We have three primary outsourcing programs:

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

Technical and Professional Services Segment - Plan & Acquire; Maintain & Repair

Our Technical and Professional Services segment accounted for $10.7 million, or approximately 14.7% of our revenues for the quarter ended June 30, 2009 and $21.1 million, or approximately 14.4% of our revenues for the six months ended June 30, 2009.  We leverage our 70 years of experience and our extensive equipment database in repairing and maintaining medical equipment.  We offer a broad range of inspection, preventative maintenance, repair, logistic and consulting services through our team of approximately 325 technicians and professionals located throughout the United States in our nationwide network of offices.  We managed over 195,000 units of customer owned equipment and serviced over 325,000 units that we own or directly manage in our Medical Equipment Outsourcing segment. Our technical and professional service offerings are less capital-intensive than our Medical Equipment Outsourcing segment, and provide a complementary alternative for customers that wish to own their medical equipment, but lack the infrastructure, expertise or scale to perform maintenance, repair, and lifecycle analysis and planning functions.

Medical Equipment Sales and Remarketing Segment - Redeploy & Remarket

Our Medical Equipment Sales and Remarketing segment accounted for $5.6 million, or approximately 7.7%, of our revenues for the quarter ended June 30, 2009 and $10.9 million, or approximately 7.4%, of our revenues for the six months ended June 30, 2009.  This segment includes three distinct business activities:

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

RESULTS OF OPERATIONS

The following discussion addresses:

•                  our financial condition as of June 30, 2009 and

•                  the results of operations for each of the three and six-month periods ended June 30, 2009 and 2008.

This discussion should be read in conjunction with the financial statements included elsewhere in this Quarterly Report on Form 10-Q and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in our 2008 Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

The following table provides information on the percentages of certain items of selected financial data compared to total revenues for the three and six-month periods ended June 30, 2009 and 2008.  The table below also indicates the percentage increase or decrease over the prior comparable period.

	Three Months Ended June 30			Six Months Ended June 30
			Percent			Percent
	Percent of Total Revenues		Increase	Percent of Total Revenues		Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
Revenue
Medical equipment outsourcing	77.6%	78.0%	1.1%	78.2%	78.3%	(0.4)%
Technical and professional services	14.7	16.1	(7.3)	14.4	15.9	(9.8)
Medical equipment sales and remarketing	7.7	5.9	33.0	7.4	5.8	28.2
Total revenues	100.0%	100.0%	1.6	100.0%	100.0%	(0.2)

Cost of Sales
Cost of medical equipment outsourcing	27.1	28.7	(3.8)	27.4	27.5	(0.6)
Cost of technical and professional services	10.4	12.3	(14.3)	10.2	11.8	(13.9)
Cost of medical equipment sales and remarketing	6.1	4.6	35.8	6.0	4.6	31.5
Medical equipment depreciation	21.9	21.5	2.9	21.6	20.8	3.7
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	65.5	67.1	(0.9)	65.2	64.7	0.6
Gross margin	34.5	32.9	6.7	34.8	35.3	(1.9)

Selling, general and administrative	29.0	30.2	(2.4)	29.4	29.7	(1.0)
Operating income	5.5	2.7	110.1	5.4	5.7	(6.1)

Interest expense	16.3	16.6	(0.3)	16.1	16.0	0.3
Loss before income taxes	(10.8)	(13.9)	(21.4)	(10.7)	(10.3)	3.8

Benefit for income taxes	(4.2)	(5.5)	(22.5)	(4.2)	(4.0)	3.8
Net loss	(6.6)%	(8.4)%	(20.7)	(6.5)%	(6.3)%	3.8

Results of Operations for the Three Months Ended June 30, 2009 compared to the Three Months Ended June 30, 2008

Medical Equipment Outsourcing Segment – Manage & Utilize

(in thousands)

	Three Months Ended June 30,
	2009	2008	Change	% Change
Total revenue	$56,524	$55,925	$599	1.1%
Cost of revenue	19,760	20,550	(790)	(3.8)
Medical equipment depreciation	15,904	15,451	453	2.9
Gross margin	$20,860	$19,924	$936	4.7

Gross margin %	36.9%	35.6%

Gross margin	$20,860	$19,924	$936	4.7
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of medical equipment	3,544	3,876	(332)	(8.6)
Gross margin, before purchase accounting adjustments	$24,404	$23,800	$604	2.5%
Gross margin %, before purchase accounting adjustments	43.2%	42.6%

Total revenue in the Medical Equipment Outsourcing segment increased $0.6 million, or 1.1%, to $56.5 million in the second quarter of 2009 as compared to the same period of 2008.  This increase was primarily driven by increased activity in our AMPP, patient handling and wound therapy solutions, partially offset by what we believe has been an increased customer effort to control outsourcing expenses.

Total cost of revenue in the segment decreased $0.8 million, or 3.8%, to $19.8 million in the second quarter of 2009 as compared to the same period of 2008.  This decrease is primarily attributable to lower expenses related to medical equipment fleet repairs, vehicles and employee-related expenses of $0.4, $0.2 and $0.2 million, respectively.

Medical equipment depreciation increased $0.5 million, or 2.9%, to $15.9 million in the second quarter of 2009 as compared to the same period of 2008.  The increase in medical equipment depreciation primarily relates to the increase in medical equipment purchases in fiscal year 2008 to meet customer demand.  Medical equipment depreciation for the quarters ended June 30, 2009 and 2008 include $3.4 and $3.6 million, respectively, of purchase accounting adjustments related to the step-up in carrying value of our medical equipment.

Gross margin percentage for the Medical Equipment Outsourcing segment increased from 35.6% in the second quarter of 2008 to 36.9% for the second quarter of 2009. Gross margin percentage, before purchase accounting adjustments, increased from 42.6% in the second quarter of 2008 to 43.2% in the second quarter of 2009.  The increase is primarily due to continuous improvement efforts coupled with cost controls implemented during the quarter that resulted in repair, vehicle and employee related cost savings.

Technical and Professional Services Segment – Plan & Acquire; Maintain & Repair

(in thousands)

	Three Months Ended
	June 30,
	2009	2008	Change	% Change
Total revenue	$10,696	$11,538	$(842)	(7.3)%
Cost of revenue	7,568	8,834	(1,266)	(14.3)
Gross margin	$3,128	$2,704	$424	15.7
Gross margin %	29.2%	23.4%

Gross margin	$3,128	$2,704	$424	15.7
Purchase accounting adjustments, primarily non-cash charges related to favorable lease commitments	5	7	(2)	(33.0)
Gross margin, before purchase accounting adjustments	$3,133	$2,711	$422	15.6%
Gross margin %, before purchase accounting adjustments	29.3%	23.5%

Total revenue in the Technical and Professional Services segment declined $0.8 million, or 7.3%, to $10.7 million in the second quarter of 2009 as compared to the same period of 2008. This decrease was primarily attributable to a decrease in episodic business flows in our manufacturer services unit.

Total cost of revenue in the segment declined $1.3 million, or 14.3%, to $7.6 million in the second quarter of 2009 as compared to the same period of 2008.   This decrease was primarily attributable to a decrease in expenses associated with our manufacturer services unit and lower third party vendor expenses of $0.8 and $0.5 million, respectively.

Gross margin percentage for the Technical and Professional Services segment increased from 23.4% for the second quarter of 2008 to 29.2% for the same period of 2009.  We expect gross margin percentage to fluctuate based on the variability of third party vendor expenses in our Customized Healthcare Asset Management Programs (“CHAMP®”) and supplemental service programs.

Medical Equipment Sales and Remarketing Segment – Redeploy & Remarket

(in thousands)

	Three Months Ended
	June 30,
	2009	2008	Change	% Change
Total revenue	$5,616	$4,221	$1,395	33.0%
Cost of revenue	4,440	3,269	1,171	35.8
Gross margin	$1,176	$952	$224	23.5
Gross margin %	20.9%	22.6%

Gross margin	$1,176	$952	$224	23.5
Purchase accounting adjustments, primarily non-cash charges related to the step-up in carrying value of our medical equipment	278	187	91	48.7
Gross margin, before purchase accounting adjustments	$1,454	$1,139	$315	27.7%
Gross margin %, before purchase accounting adjustments	25.9%	27.0%

Total revenue in the Medical Equipment Sales and Remarketing segment increased $1.4 million, or 33.0%, to $5.6 million in the second quarter of 2009 as compared to the same period of 2008.  The increase was primarily driven by an increase in equipment and disposable sales of $1.1 and $0.4 million, respectively, partially offset by a decrease in pre-owned equipment sales of $0.1 million.

Total cost of revenue in the segment increased $1.2 million, or 35.8%, to $4.4 million in the second quarter of 2009 as compared to the same period of 2008.  The increase was primarily due to an increase in the cost of new equipment, disposables and pre-owned equipment of $0.8, $0.3 and $0.1 million, respectively.  During the quarters ended June 30, 2009 and 2008, purchase accounting adjustments related to medical equipment sold increased cost of revenue by $0.3 and $0.2 million, respectively.

Gross margin percentage for the Medical Equipment Sales and Remarketing segment decreased from 22.6% in the second quarter of 2008 to 20.9% for the same period of 2009.  Gross margin percentage, before purchase accounting adjustments, decreased from 27.0% in the second quarter of 2008 to 25.9% for the same period of 2009.  We expect margins and activity in this segment to fluctuate based on the transactional nature of the business.

Selling, General and Administrative and Interest Expense

(in thousands)

	Three Months Ended June 30,
	2009	2008	Change	% Change
Selling, general and administrative	$21,158	$21,673	$(515)	(2.4)%
Interest expense	11,845	11,877	(32)	(0.3)%

Selling, General and Administrative

Selling, general and administrative expense decreased $0.5 million, or 2.4%, to $21.2 million for the second quarter of 2009 as compared to the same period of 2008.  Selling, general and administrative expense consists primarily of employee-related expenses, professional fees, occupancy charges, bad debt expense and depreciation and amortization.  Expenses during the three months ended June 30, 2009 and 2008 include $3.7 and $4.0 million, respectively, of charges related to the amortization of our intangible assets and non-cash stock-based compensation expense related to the 2007 Stock Option Plan of $0.3 and $0.6 million, respectively.  Bad debt expense for the three-month periods ended June 30, 2009 and 2008 was $0.1 and $0.5 million, respectively.  Cost savings initiatives implemented in the second quarter of 2009 resulted in $0.6 million of severance charges, which related to the realignment of our support and operations organizations.  These costs savings are expected to be realized through the remainder of 2009.  Selling, general and administrative expense as a percentage of total revenue was 29.0% and 30.2% for each of the quarters ended June 30, 2009 and 2008, respectively.

Interest Expense

Interest expense remained flat at $11.8 million for the quarter ended June 30, 2009 as compared to the same period of 2008.  Increased levels of outstanding debt on our senior secured credit facility were offset by a lower average interest rate on our variable rate debt.

Income Taxes

Benefit for income taxes decreased $0.9 million to $3.0 million during the second quarter of 2009 as compared to the same period of 2008.  The decrease is attributable to the change in loss before income taxes.

Net Loss

Net loss decreased $1.2 million to $4.8 million in the second quarter of 2009 as compared to the same period of 2008.  This decrease was primarily driven by increased activity in our AMPP, patient handling and wound therapy solutions, partially offset by what we believe to be an increased customer effort to control outsourcing expenses and a decrease in episodic business flows in our Technical and Professional Services segment.

Results of Operations for the Six Months Ended June 30, 2009 compared to the Six Months Ended June 30, 2008

Medical Equipment Outsourcing Segment – Manage & Utilize

(in thousands)

	Six Months Ended June 30,
	2009	2008	Change	% Change
Total revenue	$114,806	$115,252	$(446)	(0.4)%
Cost of revenue	40,229	40,466	(237)	(0.6)
Medical equipment depreciation	31,766	30,629	1,137	3.7
Gross margin	$42,811	$44,157	$(1,346)	(3.0)
Gross margin %	37.3%	38.3%

Gross margin	$42,811	$44,157	$(1,346)	(3.0)
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of medical equipment	7,125	7,766	(641)	(8.3)
Gross margin, before purchase accounting adjustments	$49,936	$51,923	$(1,987)	(3.8)%
Gross margin %, before purchase accounting adjustments	43.5%	45.1%

Total revenue in the Medical Equipment Outsourcing segment decreased $0.4 million, or 0.4%, to $114.8 million in the first six months of 2009 as compared to the same period of 2008.  This decrease resulted primarily from an overall decrease in patient census and what we believe has been an increased customer effort to control outsourcing expenses, partially offset by increased activity in our AMPP, patient handling and wound therapy solutions.

Total cost of revenue in the segment decreased $0.2 million, or 0.6%, to $40.2 million in the first six months of 2009 as compared to the same period of 2008.

Medical equipment depreciation increased $1.1 million, or 3.7%, to $31.8 million in the first six months of 2009 as compared to the same period of 2008.  The increase in medical equipment depreciation primarily relates to the increase in medical equipment purchases in fiscal year 2008 to meet customer demand.  Medical equipment depreciation for the six months ended June 30, 2009 and 2008 include $6.8 and $7.2 million, respectively, of purchase accounting adjustments related to the step-up in carrying value of our medical equipment.

Gross margin percentage for the Medical Equipment Outsourcing segment decreased from 38.3% in the first six months of 2008 to 37.3% for the same period of 2009. Gross margin percentage, before purchase accounting adjustments, decreased from 45.1% in the first six months of 2008 to 43.5% in the first six months of 2009.  This decrease resulted primarily from an overall decrease in patient census and an increased customer effort to control outsourcing expenses, partially offset by increased activity in our AMPP, patient handling and wound therapy solutions.

Technical and Professional Services Segment – Plan & Acquire; Maintain & Repair

(in thousands)

	Six Months Ended June 30,
	2009	2008	Change	% Change
Total revenue	$21,108	$23,414	$(2,306)	(9.8)%
Cost of revenue	14,938	17,345	(2,407)	(13.9)
Gross margin	$6,170	$6,069	$101	1.7
Gross margin %	29.2%	25.9%

Gross margin	$6,170	$6,069	$101	1.7
Purchase accounting adjustments, primarily non-cash charges related to favorable lease commitments	9	15	(6)	(36.9)
Gross margin, before purchase accounting adjustments	$6,179	$6,084	$95	1.6%
Gross margin %, before purchase accounting adjustments	29.3%	26.0%

Total revenue in the Technical and Professional Services segment declined $2.3 million, or 9.8%, to $21.1 million in the first six months of 2009 as compared to the same period of 2008. This decrease was primarily attributable to a decrease in episodic business flows in our manufacturer services unit.

Total cost of revenue in the segment declined $2.4 million, or 13.9%, to $14.9 million in the first six months of 2009 as compared to the same period of 2008.   This decrease was primarily attributable to a decrease in expenses associated with our manufacturer services unit and lower third party vendor expenses of $1.8 and $1.2 million, respectively, partially offset by an increase in employee-related charges of $0.6 million.

Gross margin percentage for the Technical and Professional Services segment increased from 25.9% for the first six months of 2008 to 29.2% for the same period of 2009.  Gross margin percentage will fluctuate based on the variability of third party vendor expenses in our CHAMP® and supplemental service programs.

Medical Equipment Sales and Remarketing Segment – Redeploy & Remarket

(in thousands)

	Six Months Ended June 30,
	2009	2008	Change	% Change
Total revenue	$10,852	$8,462	$2,390	28.2%
Cost of revenue	8,826	6,713	2,113	31.5
Gross margin	$2,026	$1,749	$277	15.8
Gross margin %	18.7%	20.7%

Gross margin	$2,026	$1,749	$277	15.8
Purchase accounting adjustments, primarily non-cash charges related to a step-up in carrying value of medical equipment	602	479	123	25.7
Gross margin, before purchase accounting adjustments	$2,628	$2,228	$400	18.0%
Gross margin %, before purchase accounting adjustments	24.2%	26.3%

Total revenue in the Medical Equipment Sales and Remarketing segment increased $2.4 million, or 28.2%, to $10.9 million in the first six months of 2009 as compared to the same period of 2008.  The increase was primarily driven by an increase in new equipment and disposable sales of $2.1 and $0.8 million, respectively, partially offset by a decrease in pre-owned equipment sales of $0.5 million.

Total cost of revenue in the segment increased $2.1 million, or 31.5%, to $8.8 million in the first six months of 2009 as compared to the same period of 2008.  The increase was primarily due to an increase in the cost of new equipment and disposables of $1.5 and $0.7 million, respectively, partially offset by a decrease in the cost of pre-owned equipment sales of $0.1 million.  During the six months ended June 30, 2009 and 2008, purchase accounting adjustments related to medical equipment sold increased cost of revenue by $0.6 and $0.5 million, respectively.

Gross margin percentage for the Medical Equipment Sales and Remarketing segment decreased from 20.7% in the first six months of 2008 to 18.7% for the same period of 2009.  Gross margin percentage, before purchase accounting adjustments, decreased from 26.3% in the first six months of 2008 to 24.2% for the same period of 2009.  We expect margins and activity in this segment to fluctuate based on the transactional nature of the business.

Selling, General and Administrative and Interest Expense

(in thousands)

	Six Months Ended June 30,
	2009	2008	Change	% Change
Selling, general and administrative	$43,173	$43,630	$(457)	(1.0)%
Interest expense	23,562	23,497	65	0.3%

Selling, General and Administrative

Selling, general and administrative expense decreased $0.5 million, or 1.0%, to $43.2 million for the first six months of 2009 as compared to the same period of 2008.  Selling, general and administrative expense consists primarily of employee-related expenses, professional fees, occupancy charges, bad debt expense and depreciation and amortization.  Expenses during the six months ended June 30, 2009 and 2008 include $7.5 and $8.0 million, respectively, of charges related to the amortization of our intangible assets and non-cash stock-based compensation expense related to the 2007 Stock Option Plan of $0.9 and $1.2 million, respectively.  Bad debt expense for the six months ended June 30, 2009 and 2008 was $0.7 and $0.6 million, respectively.  Cost savings initiatives implemented in the second quarter of 2009 resulted in $0.6 million of severance charges, which related to the realignment of our support and operations organizations.  These costs savings are expected to be realized through the remainder of 2009.  Selling, general and administrative expense as a percentage of total revenue was 29.4% and 29.7% for each of the six month periods ended June 30, 2009 and 2008, respectively.

Interest Expense

Interest expense increased $0.1 million, or 0.3%, to $23.6 million during the first six months of 2009 as compared to the same period of 2008.  The increase was primarily driven by increased levels of outstanding debt on our senior secured credit facility, partially offset by a lower average interest rate on our variable rate debt.

Income Taxes

Benefit for income taxes increased $0.2 million to $6.1 million during the first six months of 2009 as compared to the same period of 2008.  The increase is attributable to the change in loss before income taxes.

Net Loss

Net loss increased $0.4 million to $9.6 million in the first six months of 2009 as compared to the same period of 2008.  This increase was primarily driven by an overall decrease in patient census, an increased customer effort to control outsourcing expenses and a decrease in episodic business flows in our Technical and Professional Services segment, partially offset by increased activity in our AMPP, patient handling and wound therapy solutions.

EBITDA

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was $51.3 and $51.1 million for the six months ended June 30, 2009 and 2008, respectively.  EBITDA for the six months ended June 30, 2009 was primarily driven by increased activity in our AMPP, patient handling and wound therapy solutions, partially offset by an overall decrease in patient census, an increased customer effort to control outsourcing expenses and a decrease in episodic business flows in our Technical and Professional Services segment.

EBITDA is not intended to represent an alternative to operating income or cash flows from operating, financing or investing activities (as determined in accordance with GAAP) as a measure of performance, and is not representative of funds available for discretionary use due to our financing obligations.  EBITDA, as defined by us, may not be calculated consistently among other companies applying similar reporting measures.  EBITDA is included because it is a widely accepted financial indicator pre-owned by certain investors and financial analysts to assess and compare companies, and a version of EBITDA is an integral part of our debt covenant calculations.  Management believes that EBITDA provides an important perspective on our ability to service our long-term obligations, our ability to fund continuing growth, and our ability to continue as a going concern.  A reconciliation of operating cash flows to EBITDA is included below:

	Six Months Ended June 30,
(in thousands)	2009	2008
Net cash provided by operating activities	$25,347	$28,271
Changes in operating assets and liabilities	7,034	3,248
Other non-cash expenses	1,502	1,947
Benefit for income taxes	(6,135)	(5,912)
Interest expense	23,562	23,497
EBITDA	$51,310	$51,051

	Six Months Ended June 30,
(dollars in thousands)	2009	2008
EBITDA	$51,310	$51,051

Other Financial Data:
Net cash provided by operating activities	$25,347	$28,271
Net cash used in investing activities	(15,664)	(42,903)
Net cash provided by (used in) financing activities	$(18,189)	$14,983

Other Operating Data (as of end of period):
Medical equipment (approximate number of owned outsourcing units)	217,000	205,000
District offices	84	80
Number of outsourcing hospital customers	4,150	4,000
Number of total outsourcing customers	8,300	7,825

SEASONALITY

Quarterly operating results are typically affected by seasonal factors.  Historically, our first and fourth quarters are the strongest, reflecting increased customer utilization during the fall and winter months.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are expected to be cash and cash equivalents of $3.5 million, cash flows from operating activities, and borrowings under our first lien senior secured asset-based revolving credit facility providing for loans in an amount of up to $135.0 million, pursuant to a credit agreement dated as of May 31, 2007 with a group of financial institutions (the “senior secured credit facility”).  Our senior secured credit facility matures in May 2013.  It is anticipated that our principal uses of liquidity will be to fund capital expenditures related to purchases of medical equipment, provide working capital, meet debt service requirements and finance our strategic plans.

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

If we are unable to service our debt obligations through our cash and cash equivalents, generating sufficient cash flow from operations,  and additional borrowings under our first lien senior secured asset-based revolving credit facility, we will be forced to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing our debt or seeking additional equity capital.  This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  The domestic economy, like the global economy, has deteriorated significantly over the past year.  The recent decrease and any future decrease in domestic economic activity could significantly and adversely affect our results of operations and financial condition.  If we are unable to repay our debt at maturity, we may have to obtain alternative financing, which may not be available to us.

Net cash provided by operating activities was $25.3 and $28.3 million for the six months ended June 30, 2009 and 2008, respectively.

Net cash used in investing activities was $15.7 and $42.9 million for the six months ended June 30, 2009 and 2008, respectively.  Net cash used in investing activities declined during the 2009 period as a result of a decrease in capital expenditures for medical equipment and property and office equipment.

Net cash provided by (used in) financing activities was ($18.2) and $15.0 million for the six months ended June 30, 2009 and 2008, respectively.  During the six months ended June 30, 2009, net cash used in financing activities was impacted by a net pay down of our senior secured credit facility of $10.0 million compared to a net draw from our senior secured credit facility of $20.5 million for the same period of 2008.

Cash on-hand was $3.5 million as of June 30, 2009 compared to $0.4 million as of June 30, 2008.

Based on the level of operating performance expected in 2009, we believe our cash and cash equivalents, cash from operations, and additional borrowings under our senior secured credit facility, will meet our liquidity needs for the foreseeable future, exclusive of any borrowings that we may make to finance potential acquisitions.  However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could be adversely affected.  As of June 30, 2009, we had $93.6 million of availability under our senior secured credit facility, based on a borrowing base of $135.0 million, less borrowings of $39.0 million and after giving effect to $2.4 million used for letters of credit.

Our levels of borrowing are further restricted by the financial covenants set forth in our senior secured credit facility agreement and the second lien senior indenture governing our PIK Toggle Notes and Floating Rate Notes.  As of June 30, 2009, the Company was in compliance with all covenants under the senior secured credit facility.

RECENT ACCOUNTING PRONOUNCEMENTS

Standards Adopted

In May 2009, the Financial Accounting Standards Board (“FASB”) issued, and we adopted, SFAS No. 165, Subsequent Events. SFAS 165 stipulates: the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS 165 also includes a requirement to disclose the date through which the company has evaluated subsequent events and whether the date corresponds with the release of their financial statements. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on our financial position or results of operations.  We have evaluated subsequent events through August 12, 2009, the date on which our financial statements were issued.

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

We adopted these three FSPs during the second quarter of 2009.  The adoption of the three FSPs did not have a material effect on the Company’s financial condition, results of operations or cashflows.

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

We enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities – an amendment of FASB Statement No.133. We have an interest rate swap that is designated as a fair value hedge for a portion of our long-term debt. By using this instrument, we are exposed, from time to time, to credit risk and market risk. Credit risk is the risk that the counterparty will fail to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We minimize this credit risk by entering into transactions with high quality counterparties. Market risk is the risk that a change in interest rates will result in an adverse effect on the value of a financial instrument.

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

Standards Issued Not Yet Adopted

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.  In addition in June 2009, the FASB issued Accounting Standards Update No. 2009-01, Topic 205 – Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (“ASU 2009-1”). Both FAS 168 and ASU 2009-1 recognize the FASB Accounting Standards CodificationTM as the source of authoritative U.S. generally accepted accounting principles to be utilized by nongovernmental entities.  SFAS 168 and ASU 2009-1 are effective for interim and annual periods ending after September 15, 2009.

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

Interest Rates

We use both fixed and variable rate debt as sources of financing.  At June 30, 2009, we had approximately $520.9 million of total debt outstanding.  After taking into account the effect of our interest rate swap agreement, we had $39.0 million of debt bearing interest at variable rates approximating 1.8%.  Based on variable debt levels at June 30, 2009, a 1.0 percentage point change in interest rates on variable rate debt would have resulted in annual interest expense fluctuating approximately $0.4 million.

In June 2007, we entered into an interest rate swap agreement for $230.0 million, which has the effect of converting the interest rate applicable to our $230.0 million of Floating Rate Notes to a fixed interest rate.  The effective date for the interest rate swap agreement was December 2007; the expiration date is May 2012.

The interest rate swap agreement qualifies for cash flow hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  Both at inception and on an on-going basis, we must perform an effectiveness test.  In accordance with SFAS No. 133, the fair value of the interest rate swap agreement at June 30, 2009 is included as an interest rate swap liability on our balance sheet.  The change in fair value was recorded as a component of accumulated other comprehensive loss, net of tax, on our balance sheet since the instrument was determined to be an effective hedge at June 30, 2009.  We do not expect any amounts to be reclassified into current earnings in the future due to ineffectiveness.  As a result of our interest rate swap agreement, we expect the effective interest rate on our $230.0 million of Floating Rate Notes to be 9.065% from December 2007 through May 2012.

Fuel Costs

We are also exposed to market risks related to changes in the price of gasoline used to fuel our fleet of delivery and sales vehicles.  A hypothetical 10% increase in the price of unleaded gasoline, assuming current gasoline usage and price levels, would lead to an annual change in fuel costs of approximately $0.3 million.

Other Market Risk

Our pension obligations are also affected by market risk.  Continued distress in the financial markets may impact the fair value of debt and equity securities in our pension trust.

As of June 30, 2009, we have no other material exposure to market risk.

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

(b)           Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                       Legal Proceedings

From time to time, we may become involved in litigation arising out of operations in the normal course of business.  As of June 30, 2009, we were not a party to any pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results, financial position or cash flows.

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

Date: August 12, 2009
Universal Hospital Services, Inc.

	By	/s/ Gary D. Blackford
Gary D. Blackford,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

	By	/s/ Rex T. Clevenger
Rex T. Clevenger,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)