Form 10-Q
period 2009-09-30
UNIVERSAL HOSPITAL SERVICES INC
filed 2009-11-09
CIK 886171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2009

or

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

Number of shares of common stock outstanding as of November 1, 2009: 1,000

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements — Unaudited

Universal Hospital Services, Inc.

Balance Sheets

(in thousands, except share and per share information)

(unaudited)

	September 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$3,800	$12,006
Short-term investments	—	1,500
Accounts receivable, less allowance for doubtful accounts of $2,450 at September 30, 2009 and December 31, 2008	54,530	54,113
Inventories	5,915	5,627
Deferred income taxes	6,744	6,025
Other current assets	3,327	2,815
Total current assets	74,316	82,086

Property and equipment, net:
Medical equipment, net	192,112	215,643
Property and office equipment, net	20,422	22,728
Total property and equipment, net	212,534	238,371

Other long-term assets:
Goodwill	280,211	280,211
Other intangibles, net	252,044	262,848
Other, primarily deferred financing costs, net	13,152	14,209
Total assets	$832,257	$877,725

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$4,222	$3,555
Book overdrafts	4,854	7,170
Accounts payable	16,148	17,976
Accrued compensation	10,870	12,154
Accrued interest	14,031	3,880
Other accrued expenses	8,075	6,146
Total current liabilities	58,200	50,881

Long-term debt, less current portion	496,988	527,788
Pension and other long-term liabilities	8,107	8,248
Interest rate swap	23,093	27,167
Payable to Parent	6,008	5,012
Deferred income taxes	63,431	70,178

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at September 30, 2009 and December 31, 2008	—	—

Additional paid-in capital	248,794	248,794
Accumulated deficit	(54,066)	(39,592)
Accumulated other comprehensive loss	(18,298)	(20,751)
Total shareholders’ equity	176,430	188,451
Total liabilities and shareholders’ equity	$832,257	$877,725

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue
Medical equipment outsourcing	$56,043	$53,469	$170,849	$168,721
Technical and professional services	10,766	11,174	31,874	34,588
Medical equipment sales and remarketing	5,428	6,336	16,280	14,798
Total revenues	72,237	70,979	219,003	218,107

Cost of Sales
Cost of medical equipment outsourcing	20,920	20,605	61,149	61,071
Cost of technical and professional services	7,596	8,066	22,534	25,411
Cost of medical equipment sales and remarketing	4,294	4,587	13,120	11,300
Medical equipment depreciation	16,285	15,809	48,051	46,438
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	49,095	49,067	144,854	144,220
Gross margin	23,142	21,912	74,149	73,887

Selling, general and administrative	19,393	21,276	62,565	64,906
Operating income	3,749	636	11,584	8,981

Interest expense	11,515	11,526	35,077	35,023
Loss before income taxes	(7,766)	(10,890)	(23,493)	(26,042)

Benefit for income taxes	(2,884)	(3,780)	(9,019)	(9,692)
Net loss	$(4,882)	$(7,110)	$(14,474)	$(16,350)

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(14,474)	$(16,350)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	54,367	52,629
Amortization of intangibles and deferred financing costs	12,699	13,639
Provision for doubtful accounts	831	1,136
Provision for inventory obsolescence	(39)	313
Non-cash stock-based compensation expense	996	1,876
Loss on sales and disposals of equipment	157	1,224
Deferred income taxes	(7,466)	(9,968)
Changes in operating assets and liabilities:
Accounts receivable	(1,248)	(3,316)
Inventories	(249)	(1,458)
Other operating assets	(1,260)	(567)
Accounts payable	(629)	3,580
Other operating liabilities	9,034	8,257
Net cash provided by operating activities	52,719	50,995
Cash flows from investing activities:
Medical equipment purchases	(26,744)	(50,329)
Property and office equipment purchases	(3,467)	(3,197)
Proceeds from disposition of property and equipment	2,513	1,875
Other	(142)	—
Net cash used in investing activities	(27,840)	(51,651)
Cash flows from financing activities:
Proceeds under senior secured credit facility	45,500	73,850
Payments under senior secured credit facility	(74,500)	(69,025)
Payments of principal under capital lease obligations	(3,269)	(3,109)
Proceeds from short term investments used as collateral	1,500
Payment of deferred financing costs	—	(69)
Change in book overdrafts	(2,316)	(991)
Net cash provided by (used in) financing activities	(33,085)	656
Net change in cash and cash equivalents	(8,206)	—

Cash and cash equivalents at the beginning of period	12,006	—
Cash and cash equivalents at the end of period	$3,800	$—

Supplemental cash flow information:
Interest paid	$23,136	$22,904
Income taxes paid	$281	$404
Non-cash activities:
Medical equipment purchases included in accounts payable (at end of period)	$4,494	$6,900
Capital lease additions	$2,136	$4,862

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

The interim financial statements presented herein as of September 30, 2009, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  These adjustments are all of a normal, recurring nature.  The results of operations for any interim period are not necessarily indicative of results for the full year.

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

A description of our critical accounting policies is included in our 2008 Form 10-K. There have been no material changes to these policies for the nine months ended September 30, 2009.

2.                                      Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss).  Other comprehensive income (loss) includes unrealized gains and losses from derivatives designated as cash flow hedges.  Accumulated other comprehensive loss is displayed separately on the balance sheets.  A reconciliation of net loss to comprehensive loss is provided below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Net loss	$(4,882)	$(7,110)	$(14,474)	$(16,350)
Unrealized gain (loss) on cash flow hedge	(449)	(433)	2,453	484
Comprehensive loss	$(5,331)	$(7,543)	$(12,021)	$(15,866)

3.             Recent Accounting Pronouncements

Standards Adopted

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance now codified as FASB Accounting Standards Codification (“ASC”) Topic 105, “Generally Accepted Accounting Principles,”(the codification), which establishes the ASC as the single source of authoritative nongovernmental U.S. GAAP, except for SEC rules and interpretive releases, which are sources of authoritative GAAP for SEC registrants. ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. These provisions of the standard are effective for interim and annual periods ending after September 15, 2009 and the Company adopted the provisions for the quarter ending September 30, 2009. Accordingly, the provisions are effective for the Company for the current fiscal reporting period. On the effective date of the standard, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The adoption of this pronouncement did not have an impact on the Company’s financial condition or results of operations, but does impact our financial reporting process by eliminating all references to pre-codification standards.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASC Update 2009-05”), an update to ASC 820, Fair Value Measurements and Disclosures. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASC Update 2009-05. The adoption of this update did not have a material impact on the Company’s financial condition or results of operations.

In May 2009, the FASB issued, and we adopted, guidance now codified as ASC Topic 855, “Subsequent Events.” ASC Topic 855 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC Topic 855 stipulates the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC Topic 855 also includes a requirement to disclose the date through which the company has evaluated subsequent events and whether the date corresponds with the release of their financial statements. The pronouncement is effective for interim and annual periods ending after June 15, 2009. We have evaluated subsequent events through November 9, 2009, the date on which our financial statements were issued.

In April 2009, the FASB issued guidance, now codified, to address concerns about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions and (2) recording impairment charges on investments in debt securities. The FASB also issued guidance, now codified, to require disclosures of fair values of certain financial instruments in interim financial statements.

ASC Topic 820, “Fair Value Measurements and Disclosures,” provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. FASB ASC Topic 820 also requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques).

ASC Topic 320, “Investments — Debt and Equity Securities,” changes (1) the trigger for determining whether an other-than-temporary impairment exists and (2) the amount of an impairment charge to be recorded in earnings. To determine whether an other-than-temporary impairment exists, an entity will be required to assess the likelihood of selling a security prior to recovering its cost basis. This is a change from the former requirement for an entity to assess whether it has the intent and ability to hold a security to recovery or maturity. ASC Topic 320 also expands and increases the frequency of existing disclosure about other-than-temporary impairments and requires new disclosures of the significant inputs used in determining a credit loss, as well as a roll forward of that amount each period.

ASC Topic 825, “Financial Instruments,” increases the frequency of fair value disclosures from annual to quarterly to provide financial statement users with more timely information about the effects of current market conditions on their financial instruments.

We adopted the three above ASC Topics during the second quarter of 2009.  The adoption of the above guidance did not have a material effect on the Company’s financial condition, results of operations or cashflows.

In March 2008, the FASB issued guidance now codified as ASC Topic 815, “Derivatives and Hedging.” ASC Topic 815 requires companies to provide enhanced disclosures about derivative instruments and hedging activities to provide a better understanding of their effects on a company’s financial position, financial performance, and cash flows. We adopted the disclosure provisions of ASC Topic 815 on January 1, 2009. The adoption of the above standard did not have a material effect on the Company’s financial condition, results of operations or cashflows.

We enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under ASC Topic 815, “Derivatives and Hedging.” We are a party to an interest rate swap that is designated as a fair value hedge for a portion of our long-term debt. By using this instrument, we are exposed, from time to time, to credit risk and market risk. Credit risk is the risk that the counterparty will fail to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We minimize this credit risk by entering into transactions with high quality counterparties. Market risk is the risk that a change in interest rates will result in an adverse effect on the value of a financial instrument.

In December 2007, the FASB issued guidance now codified as ASC Topic 805, “Business Combinations,” which establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC Topic 805 is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s fiscal year that begins on or after December 15, 2008. We adopted ASC Topic 805 on January 1, 2009 and apply the provisions to applicable business combinations on a prospective basis.

Standards Issued Not Yet Adopted

In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements — A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011. The Company intends to apply the guidance of this standard prospectively from the effective date of the standard.

4.                                      Fair Value Measurements

In September 2006, the FASB issued guidance now codified as ASC Topic 820, “Fair Value Measurements and Disclosure,” which establishes a consistent framework for measuring fair value and expands disclosures on fair value measurements. ASC Topic 820 was effective for the Company starting in fiscal 2008 with respect to financial assets and liabilities. In addition the Company adopted the non-financial asset and liability provisions ASC Topic 820 on January 1, 2009.  The adoption of the non-financial asset and liability provisions of ASC Topic 820 had no impact on our financial statements as of January 1, 2009 and will be applied on a prospective basis.

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008, in accordance with ASC Topic 820, are summarized in the following table by type of inputs applicable to the fair value measurements:

	Fair Value at September 30, 2009				Fair Value at December 31, 2008
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Short term investments	$—	$—	$—	$—	$—	$1,500	$—	$1,500

Liabilities:
Loss on swap contract	$—	$23,093	$—	$23,093	$—	$27,167	$—	$27,167

A description of the inputs used in the valuation of assets and liabilities is summarized as follows:

Level 1 — Inputs represent unadjusted quoted prices for identical assets or liabilities exchanged in active markets.

Level 2 — Inputs include directly or indirectly observable inputs other than Level 1 inputs such as quoted prices for similar assets or liabilities exchanged in active or inactive markets; quoted prices for identical assets or liabilities exchanged in inactive markets; other inputs that are considered in fair value determinations of the assets or liabilities, such as interest rates and yield curves that are observable at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks and default rates; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 — Inputs include unobservable inputs used in the measurement of assets and liabilities. Management is required to use its own assumptions regarding unobservable inputs because there is little, if any, market activity in the assets or liabilities or related observable inputs that can be corroborated at the measurement date. Measurements of nonexchange traded derivative contract assets and liabilities are primarily based on valuation models, discounted cash flow models or other valuation techniques that are believed to be used by market participants. Unobservable inputs require management to make certain projections and assumptions about the information that would be used by market participants in pricing assets or liabilities.

Fair Value of Other Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short maturities.  The fair value of our outstanding PIK Toggle Notes, Floating Rate Notes and 10.125% Senior Notes, based on the quoted market price for the same or similar issues of debt, is approximately:

	September 30,	December 31,
(in millions)	2009	2008
PIK Toggle Notes	$226.0	$162.4
Floating Rate Notes	196.4	139.4
10.125% Senior Notes	9.8	9.8

5.                                      Stock-Based Compensation

Under its 2007 Stock Option Plan, our parent corporation, UHS Holdco Inc. (“Parent”), may grant to any of our and Parent’s executives and other key employees, and to consultants and certain non-

employee directors, nonqualified options to purchase common stock of Parent at a price equal to the fair market value of the common stock at the date of grant. Approximately 43.9 million shares of Parent’s common stock are reserved for issuance under the 2007 Stock Option Plan.

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

During the nine months ended September 30, 2009, activity under Parent’s 2007 Stock Option Plan was as follows:

(in thousands except exercise price)	Number of Options	Weighted average exercise price
Outstanding at December 31, 2008	36,740	$1.00
Granted	1,569	$1.00
Exercised	—
Forfeited or expired	(672)	$1.00

Outstanding at September 30, 2009	37,637	$1.00

Exercisable at September 30, 2009	11,841	$1.00

Remaining authorized options available for issue	6,268

Our Parent’s compensation committee determined the exercise price for options issued during the nine months ended September 30, 2009 by reference to an estimated fair market value of the Parent’s stock as determined reasonably and in good faith by the Parent’s board of directors. Additionally, the exercise price for options was approved by the Parent’s board of directors.

We determine the fair value of options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on a straight-line basis over the options’ expected vesting periods. The following assumptions were used in determining the fair value of stock options granted during the nine months ended September 30, 2009, under the Black-Scholes model:

Risk-free interest rate	2.2%
Expected volatility	37.90%
Dividend Yield	None
Expected option term (years)	6.6

Although Parent grants stock options, the Company recognizes compensation expense related to these options since the services are performed for its benefit.  For the nine month periods ended September 30, 2009 and 2008, we recognized non-cash stock compensation expense of $1.0 and $1.9 million, respectively, which is primarily included in selling, general and administrative expenses.  At September 30, 2009, unearned non-cash stock-based compensation related to our fixed vesting options, that we expect to recognize as expense over the next 3.5 years, totals approximately $4.4 million, net of our estimated forfeiture rate of 2.0%. Unearned non-cash stock-based compensation related to the performance vesting options totaling approximately $5.0 million, net of our estimated forfeiture rate of 2.0%, would be recognized over the next 3.9 years only if the performance targets are met.  The expense could be accelerated upon the sale of Parent or the Company.

Compensation expense related to service provided by the Company’s employees is recognized in the accompanying Statements of Operations with an offsetting Payable to Parent liability, which is not expected to be settled within the next twelve months.

6.                                      Long-Term Debt

Long-term debt consists of the following:

	September 30,	December 31,
(in thousands)	2009	2008
PIK Toggle Notes	$230,000	$230,000
Floating Rate Notes	230,000	230,000
Senior secured credit facility	20,000	49,000
10.125% Senior Notes	9,945	9,945
Capital lease obligations	11,265	12,398
	501,210	531,343
Less: Current portion of long-term debt	(4,222)	(3,555)
Total long-term debt	$496,988	$527,788

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

Floating Rate Notes.  Our Floating Rate Notes (the “Floating Rate Notes”) were issued on May 31, 2007 in the aggregate principal amount of $230.0 million under the Second Lien Senior Indenture.  The Floating Rate Notes mature on June 1, 2015.  Interest on the Floating Rate Notes is payable semiannually in arrears on each June 1 and December 1. Interest on the Floating Rate Notes is reset for each semi-annual interest period and is calculated at the current LIBOR rate plus 3.375%.  At September 30, 2009, our LIBOR-based rate was 4.635%, which includes the credit spread.  The Floating Rate Notes are redeemable, at the Company’s option, in whole or in part, at specified redemption prices (as defined in the Second Lien Senior Indenture) plus accrued interest to the date of redemption. In addition, the Floating Rate Notes have a change of control provision, which gives each holder the right to require the Company to purchase all or a portion of such holders’ Floating Rate Notes upon a change in control, as defined in the Second Lien Senior Indenture, at a purchase price equal to 101% of the principal amount plus accrued interest to the date of purchase. The Floating Rate Notes, subject to certain definitions and exceptions, have covenants that restrict, among other things, the incurrence of additional debt, the payment of dividends and the issuance of preferred stock. The Floating Rate Notes are uncollateralized.

Interest Rate Swap. In June 2007, we entered into an interest rate swap agreement for $230.0 million, which has the effect of converting the interest rate applicable to our $230.0 million of Floating Rate Notes to a fixed interest rate.  The effective date for the interest rate swap agreement was December 2007 and the expiration date is May 2012.

The interest rate swap agreement qualifies for cash flow hedge accounting under ASC Topic 815, “Derivatives and Hedging.” Both at inception and on an on-going basis, we must perform an effectiveness test.  In accordance with ASC Topic 815, the fair value of the interest rate swap agreement at September 30, 2009 is included as a cash flow hedge on our balance sheet.  The change in fair value was recorded as a component of accumulated other comprehensive loss on our balance sheet, net of tax, since the instrument was determined to be an effective hedge at September 30, 2009.  We do not expect any amounts to be reclassified into current earnings in the future due to ineffectiveness.

As a result of our interest rate swap agreement, we expect the effective interest rate on our $230.0 million Floating Rate Notes to be 9.065% from December 2007 through May 2012.

Senior Secured Credit Facility. Our senior secured credit facility is a first lien senior secured asset-based revolving credit facility that allows for borrowings up to $135.0 million, as defined in the credit agreement dated May 31, 2007 between the Company and a group of financial institutions.  The senior secured credit facility terminates on May 31, 2013.  As of September 30, 2009, we had $111.4 million of availability under the senior secured credit facility based on a borrowing base of $135.0 million, less borrowings of $20.0 million, and after giving effect to $3.6 million used for letters of credit.  Our obligations under the senior secured credit facility are secured by a first priority security interest in substantially all of our assets, excluding a pledge of our and Parent’s capital stock, any joint ventures and certain other exceptions. Our obligations under the senior secured credit facility are unconditionally guaranteed by Parent.

Borrowings under the senior secured credit facility accrue interest (including a credit spread varying with facility usage):

•                  at a per annum rate equal to 0.75% above the rate announced from time to time by the agent as the “prime rate” payable quarterly in arrears; and

•                  at a per annum rate equal to 1.75% above the adjusted LIBOR rate used by the agent, for the respective interest rate period determined at our option, payable in arrears upon cessation of the interest rate period elected.

At September 30, 2009, our LIBOR-based rate was 1.999%, which includes the credit spread noted above.  As of September 30, 2009, we had no outstanding balances under our prime rate based agreement.

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

7.                                      Commitments, Contingencies and Subsequent Event

The Company, from time to time, may become involved in litigation arising out of operations in the normal course of business. Asserted claims are subject to many uncertainties and the outcome of individual matters is not predictable with assurance.

On October 19, 2009, Freedom Medical, Inc. filed a lawsuit against the Company and others in U.S. District Court for the Eastern District of Texas. The federal complaint alleges violation of state and federal antitrust laws, tortuous interference with business relationships, business disparagement and common law conspiracy. Freedom Medical, Inc. is seeking unspecified damages and injunctive relief. Although it is not possible to reliably predict the outcome of the lawsuit, we believe that we have meritorious defenses against the claims and will vigorously defend against them.

As of September 30, 2009, we were not a party to any other pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results, financial position or cash flows.

8.                                      Related Party Transactions

Management Agreement

On May 31, 2007, we and Irving Place Capital entered into a professional services agreement pursuant to which Irving Place Capital provides general advisory and management services to us with respect to financial and operating matters.  Irving Place Capital is a principal owner of Parent, and the following members of our board of directors are associated with Irving Place Capital:  John Howard, Robert Juneja and Bret Bowerman.  In addition, David Crane, a director, provides consulting services to Irving Place Capital.  We paid Irving Place Capital professional services fees of $0.6 million and $0.5 million for the nine-month periods ended September 30, 2009 and 2008, respectively.

Business Relationship

In the ordinary course of business, we entered into an operating lease for our Minneapolis, Minnesota district office with Ryan Companies US, Inc. (“Ryan”), which began on May 1, 2007.  One of our board of directors is also a director of Ryan.  We made payments to Ryan totaling $247,000 and $231,000 during the nine months ended September 30, 2009 and 2008, respectively.

One of our directors, who joined the Board of Directors on April 1, 2008, is also a director of Broadlane, Inc. (“Broadlane”), a health care group purchasing organization that serves many of our customers.  During the nine months ended September 30, 2009 and the six month period from April 1, 2008 through September 30, 2008, we paid administrative fees to Broadlane of approximately $380,000 and $291,000, respectively. On September 30, 2009, accounts payable includes approximately $44,000 in amounts due to Broadlane.

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

9.                                      Segment Information

Our reporting segments consist of Medical Equipment Outsourcing, Technical and Professional Services, and Medical Equipment Sales and Remarketing. Certain operating information for our segments as well as a reconciliation of total Company gross margin to loss before income tax was as follows:

Medical Equipment Outsourcing

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$56,043	$53,469	$170,849	$168,721
Cost of revenue	20,920	20,605	61,149	61,071
Medical equipment depreciation	16,285	15,809	48,051	46,438
Gross margin	$18,838	$17,055	$61,649	$61,212

Technical and Professional Services

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$10,766	$11,174	$31,874	$34,588
Cost of revenue	7,596	8,066	22,534	25,411
Gross margin	$3,170	$3,108	$9,340	$9,177

Medical Equipment Sales and Remarketing

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$5,428	$6,336	$16,280	$14,798
Cost of revenue	4,294	4,587	13,120	11,300
Gross margin	$1,134	$1,749	$3,160	$3,498

Total Gross Margin and Reconciliation to Loss Before Income Tax

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Total gross margin	$23,142	$21,912	$74,149	$73,887
Selling, general and administrative	19,393	21,276	62,565	64,906
Interest expense	11,515	11,526	35,077	35,023
Loss before income tax	$(7,766)	$(10,890)	$(23,493)	$(26,042)

10.                               Pension Plan

The components of net periodic pension costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Interest cost	$266	$258	$799	$774
Expected return on plan assets	(303)	(308)	(910)	(923)
Recognized net actuarial loss	3	—	9	—
Net periodic cost (benefit)	$(34)	$(50)	$(102)	$(149)

Future benefit accruals for all participants were frozen as of December 31, 2002.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the accompanying financial statements and notes.

BUSINESS OVERVIEW

Our Company

Universal Hospital Services, Inc. (“we”, “our”, “us”, the “Company”, or “UHS”) is a leading nationwide provider of medical equipment outsourcing and lifecycle solutions to the United States health care industry. Our customers include national, regional and local acute and long-term acute care hospitals, alternate site providers (such as skilled nursing facilities, specialty hospitals, large physician clinics, and home care providers) and medical equipment manufacturers.  We provide our customers solutions across the spectrum of the equipment life cycle as a result of our position as one of the industry’s largest purchasers and outsourcers of medical equipment.  We currently own or manage over 515,000 pieces of medical equipment in our Medical Equipment Outsourcing and Technical and Professional Services segments. Our diverse medical equipment outsourcing customer base includes more than 4,175 acute care hospitals and approximately 4,200 alternate site providers.  We also have relationships with more than 200 medical equipment manufacturers and all of the nation’s largest group purchasing organizations (“GPOs”) and many of the integrated delivery networks (“IDNs”).  All of our solutions leverage our nationwide network of 84 offices and our 70 years of experience managing and servicing all aspects of medical equipment.  Our fees are paid directly by our customers rather than from direct reimbursement from third-party payors, such as private insurers, Medicare, or Medicaid.  We commenced operations in 1939, originally incorporated in Minnesota in 1954 and reincorporated in Delaware in 2001.

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

Medical Equipment Outsourcing Segment - Manage & Utilize

Our flagship business is our Medical Equipment Outsourcing segment, which accounted for $56.0 million, or approximately 77.6% of our revenues, for the quarter ended September 30, 2009 and $170.8 million, or approximately 78.0%, of our revenues for the nine months ended September 30, 2009.  As of September 30, 2009, we owned or managed over 325,000 pieces of medical equipment in our Medical Equipment Outsourcing segment, primarily in the categories of respiratory therapy, newborn care, critical care, patient monitors, patient handling (such as beds, stretchers and wheelchairs), pressure area management (such as therapy surfaces) and wound therapy.  Historically, we have purchased and directly owned the equipment used in our medical equipment outsourcing programs.  Beginning in 2007, we entered into revenue sharing agreements with two key manufacturers of equipment where the manufacturers retain ownership of the equipment, but we take possession and manage the rental of the equipment to customers.  We may enter into more of such arrangements in the future.  Such arrangements are less capital-intensive for the Company.

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

Technical and Professional Services Segment - Plan & Acquire; Maintain & Repair

Our Technical and Professional Services segment accounted for $10.8 million, or approximately 14.9% of our revenues for the quarter ended September 30, 2009 and $31.9 million, or approximately 14.6% of our revenues for the nine months ended September 30, 2009.  We leverage our 70 years of experience and our extensive equipment database in repairing and maintaining medical equipment.  We offer a broad range of inspection, preventative maintenance, repair, logistic and consulting services through our team of approximately 325 technicians and professionals located throughout the United States in our nationwide network of offices.  We managed over 190,000 units of customer owned equipment and serviced over 325,000 units that we own or directly manage in our Medical Equipment Outsourcing segment. Our technical and professional service offerings are less capital-intensive than our Medical Equipment Outsourcing segment, and provide a complementary alternative for customers that wish to own their medical equipment, but lack the infrastructure, expertise or scale to perform maintenance, repair, and lifecycle analysis and planning functions.

Medical Equipment Sales and Remarketing Segment - Redeploy & Remarket

Our Medical Equipment Sales and Remarketing segment accounted for $5.4 million, or approximately 7.5%, of our revenues for the quarter ended September 30, 2009 and $16.3 million, or approximately 7.4%, of our revenues for the nine months ended September 30, 2009.  This segment includes three distinct business activities:

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

RESULTS OF OPERATIONS

The following discussion addresses:

•                  our financial condition as of September 30, 2009 and

•                  the results of operations for each of the three and nine-month periods ended September 30, 2009 and 2008.

This discussion should be read in conjunction with the financial statements included elsewhere in this Quarterly Report on Form 10-Q and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in our 2008 Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

The following table provides information on the percentages of certain items of selected financial data compared to total revenues for the three and nine-month periods ended September 30, 2009 and 2008.  The table below also indicates the percentage increase or decrease over the prior comparable period.

	Three Months Ended September 30,			Nine Months Ended September 30,
	Percent of Total Revenues		Percent Increase	Percent of Total Revenues		Percent Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
Revenue
Medical equipment outsourcing	77.6%	75.3%	4.8%	78.0%	77.3%	1.3%
Technical and professional services	14.9	15.8	(3.7)	14.6	15.9	(7.8)
Medical equipment sales and remarketing	7.5	8.9	(14.3)	7.4	6.8	10.0
Total revenues	100.0%	100.0%	1.8	100.0%	100.0%	0.4

Cost of Sales
Cost of medical equipment outsourcing	29.0	29.0	1.5	27.9	28.0	0.1
Cost of technical and professional services	10.5	11.4	(5.8)	10.3	11.6	(11.3)
Cost of medical equipment sales and remarketing	5.9	6.5	(6.4)	6.0	5.2	16.1

Medical equipment depreciation	22.6	22.2	3.0	21.9	21.3	3.5
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	68.0	69.1	0.1	66.1	66.1	0.4
Gross margin	32.0	30.9	5.6	33.9	33.9	0.4

Selling, general and administrative	26.8	30.0	(8.9)	28.6	29.8	(3.6)
Operating income	5.2	0.9	489.5	5.3	4.1	29.0

Interest expense	15.9	16.2	(0.1)	16.0	16.1	0.2
Loss before income taxes	(10.7)	(15.3)	(28.7)	(10.7)	(11.9)	(9.8)

Benefit for income taxes	(4.0)	(5.3)	(23.7)	(4.1)	(4.4)	(6.9)
Net loss	(6.7)%	(10.0)%	(31.3)	(6.6)%	(7.5)%	(11.5)

Results of Operations for the Three Months Ended September 30, 2009 compared to the Three Months Ended September 30, 2008

Medical Equipment Outsourcing Segment — Manage & Utilize

(in thousands)

	Three Months Ended September 30,
	2009	2008	Change	% Change
Total revenue	$56,043	$53,469	$2,574	4.8%
Cost of revenue	20,920	20,605	315	1.5
Medical equipment depreciation	16,285	15,809	476	3.0
Gross margin	$18,838	$17,055	$1,783	10.5

Gross margin %	33.6%	31.9%

Gross margin	$18,838	$17,055	$1,783	10.5
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of medical equipment	3,600	4,937	(1,337)	(27.1)
Gross margin, before purchase accounting adjustments	$22,438	$21,992	$446	2.0%

Gross margin %, before purchase accounting adjustments	40.0%	41.1%

Total revenue in the Medical Equipment Outsourcing segment increased $2.6 million, or 4.8%, to $56.0 million in the third quarter of 2009 as compared to the same period of 2008.  This increase was primarily driven by increased activity in our AMPP, patient handling and wound therapy solutions, partially offset by what we believe has been an increased customer effort to control outsourcing expenses. During the latter portion of the 2009 third quarter, we began experiencing increased equipment demand associated with increased flu activity.

Total cost of revenue in the segment increased $0.3 million, or 1.5%, to $20.9 million in the third quarter of 2009 as compared to the same period of 2008.  This increase is primarily attributable to higher employee-related expenses of $0.6 million, partially offset by a decrease in freight expense of $0.2 million and other of $0.1 million.

Medical equipment depreciation increased $0.5 million, or 3.0%, to $16.3 million in the third quarter of 2009 as compared to the same period of 2008.  The increase in medical equipment depreciation primarily relates to the increase in medical equipment purchases in fiscal year 2008 to meet customer demand.  Medical equipment depreciation for the quarters ended September 30, 2009 and 2008 include $3.4 and $4.6 million, respectively, of purchase accounting adjustments related to the step-up in carrying value of our medical equipment.

Gross margin percentage for the Medical Equipment Outsourcing segment increased from 31.9% in the third quarter of 2008 to 33.6% for the third quarter of 2009. Gross margin percentage, before purchase accounting adjustments, decreased from 41.1% in the third quarter of 2008 to 40.0% in the third quarter of 2009.  This decrease resulted primarily from what we believe has been increased customer effort to control outsourcing expenses, partially offset by increased activity in our AMPP, patient handling and wound therapy solutions.

Technical and Professional Services Segment — Plan & Acquire; Maintain & Repair

(in thousands)

	Three Months Ended September 30,
	2009	2008	Change	% Change
Total revenue	$10,766	$11,174	$(408)	(3.7)%
Cost of revenue	7,596	8,066	(470)	(5.8)
Gross margin	$3,170	$3,108	$62	2.0

Gross margin %	29.4%	27.8%

Gross margin	$3,170	$3,108	$62	2.0
Purchase accounting adjustments, primarily non-cash charges related to favorable lease commitments	4	6	(2)	(32.5)
Gross margin, before purchase accounting adjustments	$3,174	$3,114	$60	1.9%

Gross margin %, before purchase accounting adjustments	29.5%	27.9%

Total revenue in the Technical and Professional Services segment declined $0.4 million, or 3.7%, to $10.8 million in the third quarter of 2009 as compared to the same period of 2008. This decrease was primarily attributable to a decrease in episodic business flows in our manufacturer services unit.

Total cost of revenue in the segment declined $0.5 million, or 5.8%, to $7.6 million in the third quarter of 2009 as compared to the same period of 2008.   This decrease was primarily attributable to a decrease in expenses associated with our manufacturer services unit.

Gross margin percentage for the Technical and Professional Services segment increased from 27.8% for the third quarter of 2008 to 29.4% for the same period of 2009.  We expect gross margin percentage to fluctuate based on the variability of third party vendor expenses in our Customized Healthcare Asset Management Programs (“CHAMP®”) and supplemental service programs.

Medical Equipment Sales and Remarketing Segment — Redeploy & Remarket

(in thousands)

	Three Months Ended September 30,
	2009	2008	Change	% Change
Total revenue	$5,428	$6,336	$(908)	(14.3)%
Cost of revenue	4,294	4,587	(293)	(6.4)
Gross margin	$1,134	$1,749	$(615)	(35.2)

Gross margin %	20.9%	27.6%

Gross margin	$1,134	$1,749	$(615)	(35.2)
Purchase accounting adjustments, primarily non-cash charges related to the step-up in carrying value of our medical equipment	145	191	(46)	(24.1)
Gross margin, before purchase accounting adjustments	$1,279	$1,940	$(661)	(34.1)%

Gross margin %, before purchase accounting adjustments	23.6%	30.6%

Total revenue in the Medical Equipment Sales and Remarketing segment decreased $0.9 million, or 14.3%, to $5.4 million in the third quarter of 2009 as compared to the same period of 2008.  The decline was primarily driven by decreases in new and pre-owned equipment sales of $1.0 and $0.4 million, respectively, partially offset by an increase in disposable sales of $0.5 million.

Total cost of revenue in the segment decreased $0.3 million, or 6.4%, to $4.3 million in the third quarter of 2009 as compared to the same period of 2008.  The decline was primarily due to decreases in the costs of new and pre-owned equipment of $0.2 and $0.4 million, respectively, partially offset by an increase in the cost of disposables of $0.3 million.  During the quarters ended September 30, 2009 and 2008, purchase accounting adjustments related to medical equipment sold increased cost of revenue by $0.1 and $0.2 million, respectively.

Gross margin percentage for the Medical Equipment Sales and Remarketing segment decreased from 27.6% in the third quarter of 2008 to 20.9% for the same period of 2009.  Gross margin percentage, before purchase accounting adjustments, decreased from 30.6% in the third quarter of 2008 to 23.6% for the same period of 2009.  We expect margins and activity in this segment to fluctuate based on the transactional nature of the business.

Selling, General and Administrative and Interest Expense

(in thousands)

	Three Months Ended September 30,
	2009	2008	Change	% Change
Selling, general and administrative	$19,393	$21,276	$(1,883)	(8.9)%
Interest expense	11,515	11,526	(11)	(0.1)%

Selling, General and Administrative

Selling, general and administrative expense decreased $1.9 million, or 8.9%, to $19.4 million for the third quarter of 2009 as compared to the same period of 2008.  Selling, general and administrative expense consists primarily of employee-related expenses, professional fees, occupancy charges, bad debt expense and depreciation and amortization.  Selling, general and administrative expense during the three months ended September 30, 2009 benefited from lower stock-based compensation, amortization, bad debt expenses, and other expenses of $0.5, $0.4, $0.4, and $0.3 million, respectively. Cost saving initiatives implemented during 2009 resulted in lower travel and entertainment expense of $0.3 million during the third quarter of 2009. Selling, general and administrative expense as a percentage of total revenue was 26.8% and 30.0% for each of the quarters ended September 30, 2009 and 2008, respectively.

Interest Expense

Interest expense remained flat at $11.5 million for the quarter ended September 30, 2009 as compared to the same period of 2008.

Income Taxes

Benefit for income taxes decreased $0.9 million to $2.9 million during the third quarter of 2009 as compared to the same period of 2008.  The decrease is attributable to the change in loss before income taxes.

Net Loss

Net loss decreased $2.2 million to $4.9 million in the third quarter of 2009 as compared to the same period of 2008.  This decrease was primarily driven by increased activity in our AMPP, patient handling and wound therapy solutions, partially offset by what we believe has been an increased customer effort to control outsourcing expenses and a decrease in episodic business flows in our Technical and Professional Services segment.

Results of Operations for the Nine Months Ended September 30, 2009 compared to the Nine Months Ended September 30, 2008

Medical Equipment Outsourcing Segment — Manage & Utilize

(in thousands)

	Nine Months Ended September 30,
	2009	2008	Change	% Change
Total revenue	$170,849	$168,721	$2,128	1.3%
Cost of revenue	61,149	61,071	78	0.1
Medical equipment depreciation	48,051	46,438	1,613	3.5
Gross margin	$61,649	$61,212	$437	0.7

Gross margin %	36.1%	36.3%

Gross margin	$61,649	$61,212	$437	0.7
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of medical equipment	10,725	12,703	(1,978)	(15.6)
Gross margin, before purchase accounting adjustments	$72,374	$73,915	$(1,541)	(2.1)%

Gross margin %, before purchase accounting adjustments	42.4%	43.8%

Total revenue in the Medical Equipment Outsourcing segment increased $2.1 million, or 1.3%, to $170.8 million in the first nine months of 2009 as compared to the same period of 2008.  This increase resulted primarily from increased activity in our AMPP, patient handling and wound therapy solutions, partially offset by an overall decrease in patient census and what we believe has been an increased customer effort to control outsourcing expenses.  During the latter portion of the third quarter of 2009 we began experiencing increased equipment demand associated with increased flu activity.

Total cost of revenue in the segment increased $0.1 million, or 0.1%, to $61.1 million in the first nine months of 2009 as compared to the same period of 2008.

Medical equipment depreciation increased $1.6 million, or 3.5%, to $48.1 million in the first nine months of 2009 as compared to the same period of 2008.  The increase in medical equipment depreciation primarily relates to the increase in medical equipment purchases in fiscal year 2008 to meet customer demand.  Medical equipment depreciation for the nine months ended September 30, 2009 and

2008 include $10.2 and $11.7 million, respectively, of purchase accounting adjustments related to the step-up in carrying value of our medical equipment.

Gross margin percentage for the Medical Equipment Outsourcing segment remained relatively flat from 36.3% in the first nine months of 2008 to 36.1% for the same period of 2009. Gross margin percentage, before purchase accounting adjustments, decreased from 43.8% in the first nine months of 2008 to 42.4% in the first nine months of 2009.  This decrease resulted primarily from an overall decrease in patient census and what we believe to be an increased customer effort to control outsourcing expenses, partially offset by increased activity in our AMPP, patient handling and wound therapy solutions.

Technical and Professional Services Segment — Plan & Acquire; Maintain & Repair

(in thousands)

	Nine Months Ended September 30,
	2009	2008	Change	% Change
Total revenue	$31,874	$34,588	$(2,714)	(7.8)%
Cost of revenue	22,534	25,411	(2,877)	(11.3)
Gross margin	$9,340	$9,177	$163	1.8

Gross margin %	29.3%	26.5%

Gross margin	$9,340	$9,177	$163	1.8
Purchase accounting adjustments, primarily non-cash charges related to favorable lease commitments	14	21	(7)	(33.3)
Gross margin, before purchase accounting adjustments	$9,354	$9,198	$156	1.7%

Gross margin %, before purchase accounting adjustments	29.3%	26.6%

Total revenue in the Technical and Professional Services segment declined $2.7 million, or 7.8%, to $31.9 million in the first nine months of 2009 as compared to the same period of 2008. This decrease was primarily attributable to a decrease in episodic business flows in our manufacturer services unit.

Total cost of revenue in the segment declined $2.9 million, or 11.3%, to $22.5 million in the first nine months of 2009 as compared to the same period of 2008.   This decrease was primarily attributable to a decrease in expenses associated with our manufacturer services unit and third party vendor expenses of $2.1 and $1.7 million, partially offset by an increase in labor related charges of $0.9 million.

Gross margin percentage for the Technical and Professional Services segment increased from 26.5% for the first nine months of 2008 to 29.3% for the same period of 2009.  Gross margin percentage will fluctuate based on the variability of third party vendor expenses in our CHAMP® and supplemental service programs.

Medical Equipment Sales and Remarketing Segment — Redeploy & Remarket

(in thousands)

	Nine Months Ended September 30,
	2009	2008	Change	% Change
Total revenue	$16,280	$14,798	$1,482	10.0%
Cost of revenue	13,120	11,300	1,820	16.1
Gross margin	$3,160	$3,498	$(338)	(9.7)

Gross margin %	19.4%	23.6%

Gross margin	$3,160	$3,498	$(338)	(9.7)
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of our medical equipment	747	669	78	11.7
Gross margin, before purchase accounting adjustments	$3,907	$4,167	$(260)	(6.2)%

Gross margin %, before purchase accounting adjustments	24.0%	28.2%

Total revenue in the Medical Equipment Sales and Remarketing segment increased $1.5 million, or 10.0%, to $16.3 million in the first nine months of 2009 as compared to the same period of 2008.  The increase was primarily driven by an increase in new equipment and disposable sales of $1.0 and $1.4 million, respectively, partially offset by a decrease in pre-owned equipment sales of $0.9 million.

Total cost of revenue in the segment increased $1.8 million, or 16.1%, to $13.1 million in the first nine months of 2009 as compared to the same period of 2008.  The increase was primarily due to an increase in the cost of new equipment, disposable sales, and other of $1.1, $1.0, and $0.3 million, respectively, offset by a decrease in the cost of pre-owned equipment sales of $0.6 million.  During the nine month periods ended September 30, 2009 and 2008, purchase accounting adjustments related to medical equipment sold impacted cost of revenue by $0.7 million.

Gross margin percentage for the Medical Equipment Sales and Remarketing segment decreased from 23.6% in the first nine months of 2008 to 19.4% for the same period of 2009.  Gross margin percentage, before purchase accounting adjustments, decreased from 28.2% in the first nine months of 2008 to 24.0% for the same period of 2009.  We expect margins and activity in this segment to fluctuate based on the transactional nature of the business.

Selling, General and Administrative and Interest Expense

(in thousands)

	Nine Months Ended September 30,
	2009	2008	Change	% Change
Selling, general and administrative	$62,565	$64,906	$(2,341)	(3.6)%
Interest expense	35,077	35,023	54	0.2%

Selling, General and Administrative

Selling, general and administrative expense decreased $2.3 million, or 3.6%, to $62.6 million for the first nine months of 2009 as compared to the same period of 2008.  Selling, general and administrative expense consists primarily of employee-related expenses, professional fees, occupancy charges, bad debt expense and depreciation and amortization.  Selling, general and administrative expense during the nine months ended September 30, 2009 benefited from lower stock-based compensation, amortization, bad debt expenses, and other expenses of $0.9, $0.9, $0.3, and $0.2 million, respectively. Cost savings initiatives implemented during 2009 resulted in increased severance charges of $0.4 million, which related to the realignment of our support and operations organizations, offset by travel and entertainment expense reductions of $0.4 million. Selling, general and administrative expense as a percentage of total revenue was 28.6% and 29.8% for the nine month periods ended September 30, 2009 and 2008, respectively.

Interest Expense

Interest expense increased $0.1 million, or 0.2%, to $35.0 million during the first nine months of 2009 as compared to the same period of 2008.

Income Taxes

Benefit for income taxes decreased $0.7 million to $9.0 million during the first nine months of 2009 as compared to the same period of 2008.  The decrease is attributable to the change in loss before income taxes.

Net Loss

Net loss decreased $1.9 million to $14.5 million in the first nine months of 2009 as compared to the same period of 2008.  This decrease was primarily driven by an overall decrease in patient census, an increased customer effort to control outsourcing expenses and a decrease in episodic business flows in our Technical and Professional Services segment, partially offset by increased activity in our AMPP, patient handling and wound therapy solutions.

EBITDA

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was $76.8 and $73.4 million for the nine months ended September 30, 2009 and 2008, respectively.  EBITDA for the nine months ended September 30, 2009 was primarily driven by increased activity in our AMPP, patient handling and wound therapy solutions, partially offset by an overall decrease in patient census, an increased customer effort to control outsourcing expenses and a decrease in episodic business flows in our Technical and Professional Services segment.

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

	Nine Months Ended September 30,
(in thousands)	2009	2008
Net cash provided by operating activities	$52,719	$50,995
Changes in operating assets and liabilities	(5,648)	(6,496)
Other non-cash expenses	3,716	3,614
Benefit for income taxes	(9,019)	(9,692)
Interest expense	35,077	35,023
EBITDA	$76,845	$73,444

	Nine Months Ended September 30,
(dollars in thousands)	2009	2008
EBITDA	$76,845	$73,444

Other Financial Data:
Net cash provided by operating activities	$52,719	$50,995
Net cash used in investing activities	(27,840)	(51,651)
Net cash provided by (used in) financing activities	$(33,085)	$656

Other Operating Data (as of end of period):
Medical equipment (approximate number of owned outsourcing units)	217,000	206,000
District offices	84	83
Number of outsourcing hospital customers	4,175	4,050
Number of total outsourcing customers	8,375	7,975

SEASONALITY

Quarterly operating results are typically affected by seasonal factors.  Historically, our first and fourth quarters are the strongest, reflecting increased customer utilization during the fall and winter months.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are expected to be cash and cash equivalents of $3.8 million, cash flows from operating activities, and borrowings under our first lien senior secured asset-based revolving credit facility providing for loans in an amount of up to $135.0 million, pursuant to a credit agreement dated as of May 31, 2007 with a group of financial institutions (the “senior secured credit facility”).  Our senior secured credit facility matures in May 2013.  It is anticipated that our principal uses of liquidity will be to fund capital expenditures related to purchases of medical equipment, provide working capital, meet debt service requirements and finance our strategic plans.

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

Net cash provided by operating activities was $52.7 and $51.0 million for the nine months ended September 30, 2009 and 2008, respectively.

Net cash used in investing activities was $27.8 and $51.7 million for the nine months ended September 30, 2009 and 2008, respectively.  Net cash used in investing activities declined during the 2009 period as a result of a decrease in capital expenditures for medical equipment and property and office equipment.

Net cash provided by (used in) financing activities was ($33.1) and $0.7 million for the nine months ended September 30, 2009 and 2008, respectively.  During the nine months ended September 30, 2009, net cash used in financing activities was impacted by a net pay down of our senior secured credit facility of $29.0 million compared to a net draw from our senior secured credit facility of $4.8 million for the same period of 2008.

Cash on-hand was $3.8 million as of September 30, 2009 compared to no cash on-hand as of September 30, 2008.

Based on the level of operating performance expected in 2009, we believe our cash and cash equivalents, cash from operations, and additional borrowings under our senior secured credit facility, will meet our liquidity needs for the foreseeable future, exclusive of any borrowings that we may make to finance potential acquisitions.  However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could be adversely affected.  As of September 30, 2009, we had $111.4 million of availability under our senior secured credit facility, based on a borrowing base of $135.0 million, less borrowings of $20.0 million and after giving effect to $3.6 million used for letters of credit.

Our levels of borrowing are further restricted by the financial covenants set forth in our senior secured credit facility agreement and the second lien senior indenture governing our PIK Toggle Notes and Floating Rate Notes.  As of September 30, 2009, the Company was in compliance with all covenants under the senior secured credit facility.

RECENT ACCOUNTING PRONOUNCEMENTS

Standards Adopted

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance now codified as FASB Accounting Standards Codification (“ASC”) Topic 105, “Generally Accepted Accounting Principles,”(the codification), which establishes the ASC as the single source of authoritative nongovernmental U.S. GAAP, except for SEC rules and interpretive releases, which are sources of authoritative GAAP for SEC registrants. ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. These provisions of the standard are effective for interim and annual periods ending after September 15, 2009 and the Company adopted the provisions for the quarter ended September 30,2009. Accordingly, the provisions are effective for the Company for the current fiscal reporting period. On the effective date of the standard, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The adoption of this pronouncement did not have an impact on the Company’s financial condition or results of operations, but does impact our financial reporting process by eliminating all references to pre-codification standards.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASC Update 2009-05”), an update to ASC 820, Fair Value Measurements and Disclosures. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASC Update 2009-05. The adoption of this update did not have a material impact on the Company’s financial condition or results of operations.

In May 2009, the FASB issued, and we adopted, guidance now codified as ASC Topic 855, “Subsequent Events.” ASC Topic 855 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC Topic 855 stipulates the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC Topic 855 also includes a requirement to disclose the date through which the company has evaluated subsequent events and whether the date corresponds with the release of their financial statements. The pronouncement is effective for interim and annual periods ending after June 15, 2009. We have evaluated subsequent events through November 9, 2009, the date on which our financial statements were issued.

In April 2009, the FASB issued guidance, now codified, to address concerns about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions and (2) recording impairment charges on investments in debt securities. The FASB also issued guidance, now codified, to require disclosures of fair values of certain financial instruments in interim financial statements.

ASC Topic 820, “Fair Value Measurements and Disclosures,” provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. FASB ASC Topic 820 also requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques).

ASC Topic 320, “Investments — Debt and Equity Securities,” changes (1) the trigger for determining whether an other-than-temporary impairment exists and (2) the amount of an impairment charge to be recorded in earnings. To determine whether an other-than-temporary impairment exists, an entity will be required to assess the likelihood of selling a security prior to recovering its cost basis. This is a change from the former requirement for an entity to assess whether it has the intent and ability to hold a security to recovery or maturity. ASC Topic 320 also expands and increases the frequency of existing disclosure about other-than-temporary impairments and requires new disclosures of the significant inputs used in determining a credit loss, as well as a roll forward of that amount each period.

ASC Topic 825, “Financial Instruments,” increases the frequency of fair value disclosures from annual to quarterly to provide financial statement users with more timely information about the effects of current market conditions on their financial instruments.

We adopted the three above ASC Topics during the second quarter of 2009.  The adoption of the above guidance did not have a material effect on the Company’s financial condition, results of operations or cashflows.

In March 2008, the FASB issued guidance now codified as ASC Topic 815, “Derivatives and Hedging.” ASC Topic 815 requires companies to provide enhanced disclosures about derivative instruments and hedging activities to provide a better understanding of their effects on a company’s financial position, financial performance, and cash flows. We adopted the disclosure provisions of ASC Topic 815 on January 1, 2009. The adoption of the above standard did not have a material effect on the Company’s financial condition, results of operations or cashflows.

We enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under ASC Topic 815, “Derivatives and Hedging.” We are a party to an interest rate swap that is designated as a fair value hedge for a portion of our long-term debt. By using this instrument, we are exposed, from time to time, to credit risk and market risk. Credit risk is the risk that the counterparty will fail to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We minimize this credit risk by entering into transactions with high quality counterparties. Market risk is the risk that a change in interest rates will result in an adverse effect on the value of a financial instrument.

In December 2007, the FASB issued guidance now codified as ASC Topic 805, “Business Combinations,” which establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC Topic 805 is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s fiscal year that begins on or after December 15, 2008. We adopted ASC Topic 805 on January 1, 2009 and apply the provisions to applicable business combinations on a prospective basis.

Standards Issued Not Yet Adopted

In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements — A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The Company has not determined the impact that this update may have on its financial statements.

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

Interest Rates

We use both fixed and variable rate debt as sources of financing.  At September 30, 2009, we had approximately $501.2 million of total debt outstanding.  After taking into account the effect of our interest rate swap agreement, we had $20.0 million of debt bearing interest at variable rates approximating 2.0%.  Based on variable debt levels at September 30, 2009, a 1.0 percentage point change in interest rates on variable rate debt would have resulted in annual interest expense fluctuating approximately $0.2 million.

In June 2007, we entered into an interest rate swap agreement for $230.0 million, which has the effect of converting the interest rate applicable to our $230.0 million of Floating Rate Notes to a fixed interest rate.  The effective date for the interest rate swap agreement was December 2007; the expiration date is May 2012.

The interest rate swap agreement qualifies for cash flow hedge accounting under ASC Topic 815, “Derivatives and Hedging.” Both at inception and on an on-going basis, we must perform an effectiveness test.  In accordance with ASC Topic 815, the fair value of the interest rate swap agreement at September 30, 2009 is included as an interest rate swap liability on our balance sheet.  The change in fair value was recorded as a component of accumulated other comprehensive loss, net of tax, on our balance sheet since the instrument was determined to be an effective hedge at September 30, 2009.  We do not expect any amounts to be reclassified into current earnings in the future due to ineffectiveness.  As a result of our interest rate swap agreement, we expect the effective interest rate on our $230.0 million of Floating Rate Notes to be 9.065% from December 2007 through May 2012.

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

As of September 30, 2009, we have no other material exposure to market risk.

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

(b)           Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

The Company, from time to time, may become involved in litigation arising out of operations in the normal course of business. Asserted claims are subject to many uncertainties and the outcome of individual matters is not predictable with assurance.

On October 19, 2009, Freedom Medical, Inc. filed a lawsuit against the Company and others in U.S. District Court for the Eastern District of Texas. The federal complaint alleges violation of state and federal antitrust laws, tortuous interference with business relationships, business disparagement and common law conspiracy. Freedom Medical, Inc. is seeking unspecified damages and injunctive relief. Although it is not possible to reliably predict the outcome of the lawsuit, we believe that we have meritorious defenses against the claims and will vigorously defend against them.

As of September 30, 2009, we were not a party to any other pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results, financial position or cash flows.

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

Date: November 9, 2009
Universal Hospital Services, Inc.

	By	/s/ Gary D. Blackford
Gary D. Blackford,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

	By	/s/ Rex T. Clevenger
Rex T. Clevenger,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)