Form 10-Q
period 2010-06-30
UNIVERSAL HOSPITAL SERVICES INC
filed 2010-08-11
CIK 886171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Number of shares of common stock outstanding as of August 1, 2010:  1,000

Universal Hospital Services, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements — Unaudited

Universal Hospital Services, Inc.

Balance Sheets

(in thousands, except share and per share information)

(unaudited)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts of $2,450 at June 30, 2010 and December 31, 2009	$55,259	$60,079
Inventories	4,673	5,236
Deferred income taxes	8,116	8,733
Other current assets	3,765	2,983
Total current assets	71,813	77,031

Property and equipment, net:
Medical equipment, net	213,068	197,859
Property and office equipment, net	20,111	19,406
Total property and equipment, net	233,179	217,265

Other long-term assets:
Goodwill	280,211	280,211
Other intangibles, net	241,719	248,653
Other, primarily deferred financing costs, net	12,718	12,243
Total assets	$839,640	$835,403

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$4,327	$4,062
Book overdrafts	7,786	3,302
Accounts payable	15,617	18,075
Accrued compensation	11,852	10,432
Accrued interest	3,644	3,696
Other accrued expenses	12,161	9,174
Total current liabilities	55,387	48,741

Long-term debt, less current portion	523,631	514,557
Pension and other long-term liabilities	6,348	6,465
Interest rate swap	20,013	21,286
Payable to Parent	7,032	6,342
Deferred income taxes	59,892	64,021

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at June 30, 2010 and December 31, 2009	—	—
Additional paid-in capital	248,794	248,794
Accumulated deficit	(65,585)	(58,165)
Accumulated other comprehensive loss	(15,872)	(16,638)
Total shareholders’ equity	167,337	173,991
Total liabilities and shareholders’ equity	$839,640	$835,403

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue
Medical equipment outsourcing	$60,818	$56,524	$125,992	$114,806
Technical and professional services	11,152	10,696	21,965	21,108
Medical equipment sales and remarketing	4,763	5,616	8,950	10,852
Total revenues	76,733	72,836	156,907	146,766

Cost of Sales
Cost of medical equipment outsourcing	22,452	19,760	45,069	40,229
Cost of technical and professional services	8,064	7,568	15,848	14,938
Cost of medical equipment sales and remarketing	3,724	4,440	7,071	8,826
Medical equipment depreciation	17,358	15,904	34,815	31,766
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	51,598	47,672	102,803	95,759
Gross margin	25,135	25,164	54,104	51,007

Selling, general and administrative	20,982	21,158	42,052	43,173
Operating income	4,153	4,006	12,052	7,834

Interest expense	11,855	11,845	23,362	23,562
Loss before income taxes	(7,702)	(7,839)	(11,310)	(15,728)

Benefit for income taxes	(2,562)	(3,036)	(3,890)	(6,135)
Net loss	$(5,140)	$(4,803)	$(7,420)	$(9,593)

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(7,420)	$(9,593)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	39,054	35,971
Amortization of intangibles and deferred financing costs	8,226	8,709
Provision for doubtful accounts	74	720
Provision for inventory obsolescence	116	(113)
Non-cash stock-based compensation expense	691	908
Loss (gain) on sales and disposals of equipment	(136)	50
Deferred income taxes	(3,574)	(4,271)
Changes in operating assets and liabilities:
Accounts receivable	4,746	(3,007)
Inventories	447	660
Other operating assets	(802)	(495)
Accounts payable	(2,996)	(1,841)
Other operating liabilities	3,792	(2,351)
Net cash provided by operating activities	42,218	25,347
Cash flows from investing activities:
Medical equipment purchases	(47,250)	(15,539)
Property and office equipment purchases	(2,642)	(1,953)
Proceeds from disposition of property and equipment	1,239	1,828
Net cash used in investing activities	(48,653)	(15,664)
Cash flows from financing activities:
Proceeds under senior secured credit facility	86,579	42,000
Payments under senior secured credit facility	(70,379)	(52,000)
Payments of principal under capital lease obligations	(2,557)	(2,178)
Payment of deferred financing costs	(1,746)	—
Repayment of 10.125% senior notes	(9,945)	—
Change in book overdrafts	4,483	(6,011)
Net cash provided by (used in) financing activities	6,435	(18,189)
Net change in cash and cash equivalents	—	(8,506)

Cash and cash equivalents at the beginning of period	—	12,006
Cash and cash equivalents at the end of period	$—	$3,500

Supplemental cash flow information:
Interest paid	$22,122	$22,563
Income taxes paid	$263	$192
Non-cash activities:
Medical equipment purchases included in accounts payable (at end of period)	$5,233	$3,244
Capital lease additions	$5,641	$1,731

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

The interim financial statements presented herein as of June 30, 2010, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  These adjustments are all of a normal, recurring nature.  The results of operations for any interim period are not necessarily indicative of results for the full year.

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

A description of our critical accounting policies is included in our 2009 Form 10-K. There have been no material changes to these policies for the quarter ended June 30, 2010.

2.             Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income. Other comprehensive income includes unrealized gains from derivatives designated as cash flow hedges. Accumulated other comprehensive loss is displayed separately on the balance sheets.  A reconciliation of net loss to comprehensive loss is provided below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Net loss	$(5,140)	$(4,803)	$(7,420)	$(9,593)
Unrealized gain on cash flow hedge, net of tax	674	2,280	766	2,902
Comprehensive loss	$(4,466)	$(2,523)	$(6,654)	$(6,691)

3.             Recent Accounting Pronouncement

Standard Issued Not Yet Adopted

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements — A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011. The Company is currently evaluating the impact of the provisions of ASU 2009-13 on the Company’s Financial Statements.

4.             Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, in accordance with Accounting Standards Codification (“ASC”) Topic 820, are summarized in the following table by type of inputs applicable to the fair value measurements:

	Fair Value at June 30, 2010				Fair Value at December 31, 2009
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest Rate Swap	$—	$20,013	$—	$20,013	$—	$21,286	$—	$21,286

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

Fair Value of Other Financial Instruments

The Company considers the carrying amount of financial instruments, including accounts receivable, accounts payable and accrued liabilities, as the approximate fair value due to their short maturities. On June 14, 2010, the Company redeemed, at par value plus accrued interest to the date of redemption, all of its 10.125% Senior Notes. See additional information in Note 6, Long Term Debt. The fair value of our outstanding PIK Toggle Notes, Floating Rate Notes and 10.125% Senior Notes as of June 30, 2010 and December 31, 2009, based on the quoted market price for the same or similar issues of debt, is approximately:

	June 30,	December 31,
(in millions)	2010	2009
PIK Toggle Notes	$226.6	$227.1
Floating Rate Notes	193.2	193.8
10.125% Senior Notes	N/A	9.8

5.             Stock-Based Compensation

During the six months ended June 30, 2010, activity under the 2007 Stock Option Plan of UHS Holdco, Inc. (“2007 Stock Option Plan”), our parent company (“Parent”) was as follows:

(in thousands except exercise price)	Number of Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at December 31, 2009	37,527	$1.00	$35,651	7.5
Granted	1,430	$1.83	$—
Exercised	—
Forfeited or expired	(242)	$1.05	$189

Outstanding at June 30, 2010	38,715	$1.03	$30,972	7.1

Exercisable at June 30, 2010	14,957	$1.00	$12,414	7.0

Remaining authorized options available for issue	5,190

The exercise price of each stock option award is equal to the market value of Parent’s common stock on the grant date as determined reasonably and in good faith by the Parent’s board of directors (the “Parent

Board”) and Parent’s compensation committee.  The exercise price of options issued during the six months ended June 30, 2010 was determined through a variety of factors including peer group multiples, merger and acquisition multiples, and discounted cash flow analyses.

The intrinsic value of a stock award is the amount by which the market value of the underlying stock exceeds the exercise price of the award.

We determine the fair value of options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on a straight-line basis over the options’ expected vesting periods. The following assumptions were used in determining the fair value of stock options granted during the six months ended June 30, 2010, under the Black-Scholes model:

Six Months Ended June 30, 2010

Risk-free interest rate	3.08%
Expected volatility	31.90%
Dividend Yield	N/A
Expected option life (years)	6.6

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

Although Parent grants stock options, the Company recognizes compensation expense related to these options since the services are performed for its benefit.  For the quarters ended June 30, 2010 and 2009, we recognized non-cash stock compensation expense of $0.3 and $0.9 million, respectively, which is primarily included in selling, general and administrative expenses.  At June 30, 2010, unearned non-cash stock-based compensation related to our fixed vesting options, that we expect to recognize as expense over the next 3.0 years, totals approximately $3.8 million, net of our estimated forfeiture rate of 2.0%. Unearned non-cash stock-based compensation related to the performance vesting options totaling approximately $5.2 million, net of our estimated forfeiture rate of 2.0%, would be recognized over the next 5.5 years only if the performance targets are met.  The expense could be accelerated upon the sale of Parent or the Company.

Effective August 11, 2010, the Compensation Committee of our Board of Directors recommended, and the Parent Board authorized, an amendment to the vesting provisions of certain option agreements relating to options outstanding under the 2007 Stock Option Plan, including the acceleration of vesting of certain unvested options granted under the 2007 Stock Option Plan. See Note 11 Subsequent Event, below.

Compensation expense related to service provided by the Company’s employees is recognized in the accompanying Statements of Operations with an offsetting Payable to Parent liability, which is not expected to be settled within the next twelve months.

6.             Long-Term Debt

Long-term debt consists of the following:

	June 30,	December 31,
(in thousands)	2010	2009
PIK Toggle Notes	$230,000	$230,000
Floating Rate Notes	230,000	230,000
Senior secured credit facility	54,600	38,400
10.125% Senior Notes	—	9,945
Capital lease obligations	13,358	10,274
	527,958	518,619
Less: Current portion of long-term debt	(4,327)	(4,062)
Total long-term debt	$523,631	$514,557

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

Floating Rate Notes.  Our Floating Rate Notes (the “Floating Rate Notes”) were issued on May 31, 2007 in the aggregate principal amount of $230.0 million under the Second Lien Senior Indenture.  The Floating Rate Notes mature on June 1, 2015.  Interest on the Floating Rate Notes is payable semiannually in arrears on each June 1 and December 1. Interest on the Floating Rate Notes is reset for each semi-annual interest period and is calculated at the current LIBOR rate plus 3.375%.  At June 30, 2010, our LIBOR-based rate was 4.134%, which includes the credit spread.  The Floating Rate Notes are redeemable, at the Company’s option, in whole or in part, at specified redemption prices (as defined in the Second Lien Senior Indenture) plus accrued interest to the date of redemption. In addition, the Floating Rate Notes have a change of control provision, which gives each holder the right to require the Company to purchase all or a portion of such holders’ Floating Rate Notes upon a change in control, as defined in the Second Lien Senior Indenture, at a purchase price equal to 101% of the principal amount plus accrued interest to the date of purchase. The Floating Rate Notes, subject to certain definitions and exceptions, have covenants that restrict, among other things, the incurrence of additional debt, the payment of dividends and the issuance of preferred stock. The Floating Rate Notes are uncollateralized.

Interest Rate Swap. In June 2007, we entered into an interest rate swap agreement for $230.0 million, which has the effect of converting the interest rate applicable to our $230.0 million of Floating Rate Notes to a fixed interest rate.  The effective date for the interest rate swap agreement was December 2007 and the expiration date is May 2012.

The interest rate swap agreement qualifies for cash flow hedge accounting under ASC Topic 815, Derivatives and Hedging. Both at inception and on an on-going basis, we must perform an effectiveness test.  In accordance with ASC Topic 815, the fair value of the interest rate swap agreement at June 30, 2010 is included as a cash flow hedge on our balance sheet.  The change in fair value was recorded as a component of accumulated other comprehensive loss on our balance sheet, net of tax, since the instrument was determined to be an effective hedge at June 30, 2010.  We expect to reclassify approximately $6.6 million into earnings, net of tax, currently recorded in accumulated other comprehensive loss, in the next 12 months.

As a result of our interest rate swap agreement, we expect the effective interest rate on our $230.0 million Floating Rate Notes to be 9.065% through May 2012.

Senior Secured Credit Facility. On May 6, 2010 we entered into an Amended and Restated Credit Agreement with GE Business Financial Services, Inc., as agent for the lenders, and the lenders party thereto, which amended the senior secured credit facility dated as of May 31, 2007. The senior secured credit facility is a first lien senior secured asset based revolving credit facility. The Amended and Restated Credit Agreement increased the aggregate amount the Company may borrow from $135.0 million to $195.0 million and extended the maturity date to November 30, 2014. Additionally, we capitalized deferred financing costs related to the Amended and Restated Credit Agreement in the amount of $1.7 million. As of June 30, 2010, we had $116.1 million of availability under the senior secured credit facility based on a borrowing base of $174.8 million, less borrowings of $54.6 million, and after giving effect to $4.1 million used for letters of credit.  Our obligations under the senior secured credit facility are secured by a first priority security interest in substantially all of our assets, excluding a pledge of our and Parent’s capital stock, any joint ventures and certain other exceptions. Our obligations under the senior secured credit facility are unconditionally guaranteed by Parent.

The senior secured credit facility requires our compliance with various affirmative and negative covenants.  Pursuant to the affirmative covenants, we and Parent agreed to, among other things, deliver financial and other information to the agent, provide notice of certain events (including events of default), pay our obligations, maintain our properties, maintain the security interest in the collateral for the benefit of the agent and the lenders and maintain insurance.

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

•      change our line of business; and

•      enter into hedging transactions.

The senior secured credit facility also contains a financial covenant that is triggered if our available borrowing capacity is less than $15.0 million for a certain period, which consists of a minimum ratio of trailing four-quarter EBITDA to cash interest expense, as such terms are defined in the senior secured credit facility.

The senior secured credit facility specifies certain events of default, including, among others, failure to pay principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, bankruptcy events, certain ERISA-related events, cross-defaults to other material agreements, change of control events and invalidity of guarantees or security documents.  Some events of default will be triggered only after certain cure periods have expired, or will provide for materiality thresholds.  If such a default occurs, the lenders under the senior secured credit facility would be entitled to take various actions, including all actions permitted to be taken by a secured creditor and the acceleration of amounts due under the senior secured credit facility.

Borrowings under the senior secured credit facility accrue interest (including a credit spread varying with facility usage):

•      at a per annum rate equal to 1.75% above the rate announced from time to time by the agent as the “prime rate” payable quarterly in arrears; and

•      at a per annum rate equal to 2.75% above the adjusted LIBOR rate used by the agent, for the respective interest rate period determined at our option, payable in arrears upon cessation of the interest rate period elected.

At June 30, 2010, we had borrowings outstanding that were accruing interest at our prime rate, which was 5.000%, which includes the credit spread noted above. At June 30, 2010, we had borrowings outstanding that were accruing interest at our LIBOR-based rate of 3.102%, which includes the credit spread noted above.

10.125% Senior Notes. On June 14, 2010, we redeemed, at par value plus accrued interest to the redemption date, all of our 10.125% Senior Notes. The funds used to redeem our 10.125% Senior Notes were obtained from our senior secured credit facility. The 10.125% Senior Notes were redeemable, at our option, in whole or in part of, at specified redemption prices (as defined) plus accrued interest to the date of redemption. The transaction resulted in a redemption price of $10.0 million of which $9.9 million related to principal and $0.1 million related to interest.

7.             Commitments and Contingencies

On July 13, 2010, the U.S. Food and Drug Administration (“FDA”) issued a final order and transition plan to Baxter Healthcare Corporation (“Baxter”) to recall all Colleague infusion pumps currently in use in the United States. The FDA order establishes the framework for the recall by providing for a cash refund, generally, $1,500 for single channel pumps and $3,000 for triple channel pumps, or a replacement pump to owners within a two-year period.

At June 30, 2010, we owned approximately 11,900 Colleague pumps. We are currently in the process of evaluating the course of action that best meets the infusion technology needs of our customers and our business. As such, while we expect to recognize gains and also expect to increase purchases of infusion pumps to replace recalled units, the timing and extent of those gains or capital expenditures are not readily estimable.

The Company, from time to time, may become involved in litigation arising out of operations in the normal course of business. Asserted claims are subject to many uncertainties and the outcome of individual matters is not predictable with assurance.

On October 19, 2009, Freedom Medical, Inc. filed a lawsuit against the Company and others in U.S. District Court for the Eastern District of Texas. The federal complaint alleges violation of state and federal antitrust laws, tortious interference with business relationships, business disparagement and common law conspiracy. Freedom Medical, Inc. is seeking unspecified damages and injunctive relief. Although it is not possible to reliably predict the outcome of the lawsuit, we believe that we have meritorious defenses against the claims and will vigorously defend against them.

As of June 30, 2010, we were not a party to any other pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results, financial position or cash flows.

8.             Related Party Transactions

Management Agreement

On May 31, 2007, we and Irving Place Capital entered into a professional services agreement pursuant to which Irving Place Capital provides general advisory and management services to us with respect to financial and operating matters.  Irving Place Capital is a principal owner of Parent, and the following members of our Board of Directors are associated with Irving Place Capital:  John Howard, Robert Juneja, Bret Bowerman and David Crane. We paid Irving Place Capital professional services fees of $0.4 million for each of the six-month periods ended June 30, 2010 and 2009, respectively.

Business Relationship

In the ordinary course of business, we entered into an operating lease for our Minneapolis, Minnesota district office with Ryan Companies US, Inc. (“Ryan”), which began on May 1, 2007.  One member of our Board of Directors is also a director of Ryan.  We made payments to Ryan totaling $181,000 and $167,000 during the six months ended June 30, 2010 and 2009, respectively.

One of our directors, who joined the Board of Directors on April 1, 2008, is also a director of Broadlane, Inc. (“Broadlane”), a health care group purchasing organization that serves many of our customers.

During the six months ended June 30, 2010 and 2009, we paid administrative fees to Broadlane of approximately $301,000 and $257,000, respectively. On June 30, 2010, accounts payable includes approximately $41,000 in amounts due to Broadlane.

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

9.             Segment Information

Our reporting segments consist of Medical Equipment Outsourcing, Technical and Professional Services, and Medical Equipment Sales and Remarketing. Certain operating information for our segments as well as a reconciliation of total Company gross margin to loss before income tax was as follows:

Medical Equipment Outsourcing

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$60,818	$56,524	$125,992	$114,806
Cost of revenue	22,452	19,760	45,069	40,229
Medical equipment depreciation	17,358	15,904	34,815	31,766
Gross margin	$21,008	$20,860	$46,108	$42,811

Technical and Professional Services

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$11,152	$10,696	$21,965	$21,108
Cost of revenue	8,064	7,568	15,848	14,938
Gross margin	$3,088	$3,128	$6,117	$6,170

Medical Equipment Sales and Remarketing

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$4,763	$5,616	$8,950	$10,852
Cost of revenue	3,724	4,440	7,071	8,826
Gross margin	$1,039	$1,176	$1,879	$2,026

Total Gross Margin and Reconciliation to Loss Before Income Tax

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total gross margin	$25,135	$25,164	$54,104	$51,007
Selling, general and administrative	20,982	21,158	42,052	43,173
Interest expense	11,855	11,845	23,362	23,562
Loss before income tax	$(7,702)	$(7,839)	$(11,310)	$(15,728)

10.                               Pension Plan

The components of net periodic pension costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Interest cost	$274	$267	$544	$533
Expected return on plan assets	(308)	(304)	(609)	(607)
Recognized net actuarial loss	40	4	77	6
Net periodic cost (benefit)	$6	$(33)	$12	$(68)

Future benefit accruals for all participants were frozen as of December 31, 2002.

11.                               Subsequent Event

Effective August 11, 2010, the Compensation Committee of our Board of Directors recommended, and the Parent Board approved, an amendment (the “Amendment”) to the vesting provisions contained in all outstanding option agreements of participants in the 2007 Stock Option Plan who were employed by Parent or us as of the effective date of the Amendment, or served on our Board of Directors through that date.  Performance vesting options granted under the 2007 Stock Option Plan vest over a six-year period with 16.66% vesting on December 31 of each year of the six-year period, subject to the option holder not ceasing employment with Parent or us, and to our attainment of either an adjusted EBITDA target for current fiscal year, or an aggregate adjusted EBITDA target calculated in each subsequent fiscal year, as provided in the respective form of option agreement.  The Amendment, among other things, does away with the requirement that the EBITDA-based performance objectives be achieved in order for performance vesting options to vest, in effect providing for time-based vesting of these options rather than performance vesting.  The Amendment does not change the number of options granted, the strike price, or any continued service requirements.  The Amendment also provides for the acceleration of vesting, for 2007 Stock Option Plan participants who were employed by Parent or us as of the effective date of the Amendment and who were granted options prior to December 31, 2009, of options (the “Accelerated Options”) to purchase approximately 2,996,000 shares of common stock of Parent that were eligible for vesting on December 31, 2009, but did not vest because we did not achieve the applicable adjusted EBITDA target for the fiscal year ended December 31, 2009.  At the time vesting was accelerated, the Accelerated Options remained eligible for vesting in future years based on our achievement of an aggregate adjusted EBITDA target.  Except as described above, all other terms and conditions applicable to the Accelerated Options remain in effect. The Amendment also amends the provisions relating to time vesting options granted under the 2007 Stock Option Plan to achieve greater consistency between the treatment of these options and the treatment of performance vesting options in the event of a sale of substantially all of the assets of Parent or us.

The Parent Board recognized the increased level of difficulty in achieving the original performance targets relating to performance vesting options (which were established in 2007), taking into consideration continued economic challenges, and authorized the Amendment in an effort to ensure that Parent continues to provide long-term incentives that drive core operating performance, while creating a meaningful retention benefit.

Aggregate performance vesting options affected by the Amendment, including the Accelerated Options, are detailed below by original grant date:

Summary of Performance Vesting Options

(in thousands)

		Vested
		Performance
		Options
	Performance	Outstanding at
	Options	August 10, 2010	Options
	Outstanding at	(Prior to	Affected by	Accelerated
Grant Date	August 10, 2010	Amendment)	Amendment (1)	Options (2)
June 18, 2007	17,109	5,707	11,402	2,851
December 3, 2007	283	48	235	47
April 1, 2008	28	5	23	5
April 1, 2009	564	—	564	94
April 13, 2010 (3)	707	—	707	N/A
Total	18,691	5,760	12,931	2,996

(1) Includes Accelerated Options

(2) Accelerated Options vesting on August 11, 2010

(3) Options issued subsequent to December 31, 2009 were not affected by the accelerated vesting

An aggregate of approximately 2,996,000 options vested on August 11, 2010 as a result of the Parent Board’s acceleration of vesting performance vesting options.  The remaining unvested options affected by the Amendment will vest and become exercisable on each December 31, in accordance with the vesting schedule provided in the option agreements, through the remaining term of the applicable option. We are currently in the process of valuing the amended performance vesting options affected by the Amendment and the related impact to our financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the accompanying financial statements and notes.

BUSINESS OVERVIEW

Our Company

Universal Hospital Services, Inc. (“we”, “our”, “us”, the “Company”, or “UHS”) is a leading nationwide provider of medical equipment management and service solutions to the United States health care industry. Our customers include national, regional and local acute and long-term acute care hospitals, alternate site providers (such as long-term acute care hospitals, skilled nursing facilities, specialty hospitals, nursing homes, and home care providers) and medical equipment manufacturers.  We provide our customers equipment management and service solutions across the spectrum of the equipment life cycle as a result of our position as one of the industry’s largest purchasers and outsourcers of medical equipment. During the twelve months ended June 30, 2010, we owned or managed over 565,000 pieces of medical equipment consisting of 370,000 owned or managed pieces in our Medical Equipment Outsourcing segment and 195,000 pieces of customer owned equipment we manage in our Technical and Professional Services segment. Our diverse medical equipment outsourcing customer base includes more than 4,250 acute care hospitals and approximately 4,350 alternate site providers.  We also have relationships with more than 200 medical equipment manufacturers and many of the nation’s largest group purchasing organizations (“GPOs”) and many of the integrated delivery networks (“IDNs”).  All of our solutions leverage our nationwide network of 84 offices and our over 70 years of experience managing and servicing all aspects of medical equipment.  Our fees are paid directly by our customers rather than from direct reimbursement from third-party payors, such as private insurers, Medicare, or Medicaid.  We commenced operations in 1939, originally incorporated in Minnesota in 1954 and reincorporated in Delaware in 2001.  Historically, we have experienced significant and sustained growth. Our overall growth strategy is to continue to grow both organically and through strategic acquisitions.  In 2010, the Company has increased its focus on potential acquisitions and international growth opportunities.

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

Medical Equipment Outsourcing Segment - Manage & Utilize

Our flagship business is our Medical Equipment Outsourcing segment, which accounted for $60.9 million, or approximately 79.3% of our revenues, for the quarter ended June 30, 2010 and $126.0 million, or approximately 80.3% of our revenues, for the six months ended June 30, 2010. As of June 30, 2010, we owned or managed over 370,000 pieces of medical equipment in our Medical Equipment Outsourcing segment, primarily in the categories of respiratory therapy, newborn care, critical care, patient monitors, patient handling (such as beds, stretchers and wheelchairs), pressure area management (such as therapy surfaces) and wound therapy.  Historically, we have purchased and directly owned the equipment used in our medical equipment outsourcing programs. During 2007, we entered into “revenue sharing” agreements with a select few manufacturers of equipment where the manufacturers retain ownership of the equipment, but UHS takes possession and manages the rental of the equipment to customers.   We may enter into more of such arrangements in the future.  Such arrangements are less capital-intensive for us.  In January 2010, one of these agreements was modified such that we purchased $16.6 million of the manufacturer’s equipment that we previously managed, but did not own. With this January 2010 purchase, the revenue share portion of the agreement was terminated and we began to recognize 100% of the revenue associated with this equipment.

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

•                  Asset360TM Program (formerly Asset Management Partnership Program, or “AMPP”).

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

On July 13, 2010, the U.S. Food and Drug Administration (“FDA”) issued a final order and transition plan to Baxter Healthcare Corporation (“Baxter”) to recall all Colleague infusion pumps currently in use in the United States. The FDA order establishes the framework for the recall by providing for a cash refund, generally, $1,500 for single channel pumps and $3,000 for triple channel pumps, or a replacement pump to owners within a two-year period.

At June 30, 2010, we owned approximately 11,900 Colleague pumps. We are currently in the process of evaluating the course of action that best meets the infusion technology needs of our customers and our business. As such, while we expect to recognize gains and also expect to increase purchases of infusion pumps to replace recalled units, the timing and extent of those gains or capital expenditures are not readily estimable.

Technical and Professional Services Segment - Plan & Acquire; Maintain & Repair

Our Technical and Professional Services segment accounted for $11.2 million, or approximately 14.5% of our revenues for the quarter ended June 30, 2010 and $22.0 million, or approximately 14.0% of our revenues for the six months ended June 30, 2010. We leverage our 70 years of experience and our extensive equipment database in repairing and maintaining medical equipment.  We offer a broad range of inspection, preventative maintenance, repair, logistic and consulting services through our team of approximately 325 technicians and professionals located throughout the United States in our nationwide network of offices. During the twelve months ended June 30, 2010, we managed over 195,000 units of customer owned equipment. In addition, during the twelve months ended June 30, 2010, we serviced over 370,000 units that we own or directly manage. Our technical and professional service offerings are less capital-intensive than our Medical Equipment Outsourcing segment, and provide a complementary alternative for customers that wish to own their medical equipment, but lack the infrastructure, expertise or scale to perform routine maintenance, repair, record-keeping and lifecycle analysis and planning functions.

Medical Equipment Sales and Remarketing Segment - Redeploy & Remarket

Our Medical Equipment Sales and Remarketing segment accounted for $4.8 million, or approximately 6.2%, of our revenues for the quarter ended June 30, 2010 and $9.0 million, or approximately 5.7% of our revenues for the six months ended June 30, 2010. This segment includes three distinct business activities:

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

RESULTS OF OPERATIONS

The following discussion addresses:

•                  our financial condition as of June 30, 2010 and

•                  the results of operations for the three and six-month periods ended June 30, 2010 and 2009.

This discussion should be read in conjunction with the financial statements included elsewhere in this Quarterly Report on Form 10-Q and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in our 2009 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “2009 10-K”).

The following table provides information on the percentages of certain items of selected financial data compared to total revenues for the three and six-month periods ended June 30, 2010 and 2009.  The table below also indicates the percentage increase or decrease over the prior comparable period.

	Three Months Ended June 30,			Six Months Ended June 30,
			Percent			Percent
	Percent of Total Revenues		Increase	Percent of Total Revenues		Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
Revenue
Medical equipment outsourcing	79.3%	77.6%	7.6%	80.3%	78.2%	9.7%
Technical and professional services	14.5	14.7	4.3	14.0	14.4	4.1
Medical equipment sales and remarketing	6.2	7.7	(15.2)	5.7	7.4	(17.5)
Total revenues	100.0%	100.0%	5.4	100.0%	100.0%	6.9

Cost of Sales
Cost of medical equipment outsourcing	29.3	27.1	13.6	28.7	27.4	12.0
Cost of technical and professional services	10.5	10.4	6.6	10.1	10.2	6.1
Cost of medical equipment sales and remarketing	4.8	6.1	(16.1)	4.5	6.0	(19.9)
Medical equipment depreciation	22.6	21.9	9.1	22.2	21.6	9.6
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	67.2	65.5	8.2	65.5	65.2	7.4
Gross margin	32.8	34.5	(0.1)	34.5	34.8	6.1

Selling, general and administrative	27.4	29.0	(0.8)	26.8	29.4	(2.6)
Operating income	5.4	5.5	3.7	7.7	5.4	53.8

Interest expense	15.4	16.3	0.1	14.9	16.1	(0.8)
Loss before income taxes	(10.0)	(10.8)	(1.7)	(7.2)	(10.7)	(28.1)

Benefit for income taxes	(3.3)	(4.2)	(15.6)	(2.5)	(4.2)	(36.6)
Net loss	(6.7)%	(6.6)%	7.0	(4.7)%	(6.5)%	(22.7)

Results of Operations for the three month period ended June 30, 2010 compared to the three month period ended June 30, 2009

Medical Equipment Outsourcing Segment — Manage & Utilize

(in thousands)

	Three Months Ended
	June 30,
	2010	2009	Change	% Change
Total revenue	$60,818	$56,524	$4,294	7.6%
Cost of revenue	22,452	19,760	2,692	13.6
Medical equipment depreciation	17,358	15,904	1,454	9.1
Gross margin	$21,008	$20,860	$148	0.7

Gross margin %	34.5%	36.9%

Gross margin	$21,008	$20,860	$148	0.7
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of medical equipment	3,280	3,544	(264)	(7.4)
Gross margin, before purchase accounting adjustments	$24,288	$24,404	$(116)	(0.5)

Gross margin %, before purchase accounting adjustments	39.9%	43.2%

Total revenue in the Medical Equipment Outsourcing segment increased $4.3 million, or 7.6%, to $60.9 million in the second quarter of 2010 as compared to the same period of 2009.  This increase resulted primarily from increased activity in our Asset360TM Programs (formerly AMPP), patient handling and wound therapy solutions, partially offset by sluggish patient census and what we believe has been an increased customer effort to control outsourcing expenses. Beginning January 2010, our patient handling revenues reflect the benefit of recognizing 100% of the revenue previously covered under a revenue share agreement. Our Asset360 Programs increased from 55 programs at June 30, 2009 to 69 programs at June 30, 2010.

Total cost of revenue in the segment increased $2.7 million, or 13.6%, to $22.5 million in the second quarter of 2010 as compared to the same period of 2009.  This increase is attributable to higher employee-related, vehicle-related, and other expenses of $2.2, $0.2, and $0.3 million, respectively.

Medical equipment depreciation increased $1.5 million, or 9.1%, to $17.4 million in the second quarter of 2010 as compared to the same period of 2009. The increase in medical equipment depreciation primarily relates to the increase in medical equipment purchases related to select patient handling medical equipment, which we previously only managed under a revenue share agreement. Medical equipment depreciation for the quarter ended June 30, 2010 and 2009 included $3.3 million and $3.4 million, respectively, of purchase accounting adjustments related to the step-up in carrying value of our medical equipment.

Gross margin percentage for the Medical Equipment Outsourcing segment decreased from 36.9% in the second quarter of 2009 to 34.5% in the second quarter of 2010. Gross margin percentage, before purchase accounting adjustments, decreased from 43.2% in the second quarter of 2009 to at 39.9% in the second quarter of 2010.  These decreases resulted primarily from an overall decrease in patient census, increased depreciation expense, and what we believe to be an increased customer effort to control outsourcing expenses, partially offset by increased activity in our Asset360 Programs, patient handling and wound therapy solutions.

Technical and Professional Services Segment — Plan & Acquire; Maintain & Repair

(in thousands)

	Three Months Ended
	June 30,
	2010	2009	Change	% Change
Total revenue	$11,152	$10,696	$456	4.3%
Cost of revenue	8,064	7,568	496	6.6
Gross margin	$3,088	$3,128	$(40)	(1.3)

Gross margin %	27.7%	29.2%

Gross margin	$3,088	$3,128	$(40)	(1.3)
Purchase accounting adjustments, primarily non-cash charges related to favorable lease commitments	3	5	(2)	(40.0)
Gross margin, before purchase accounting adjustments	$3,091	$3,133	$(42)	(1.3)

Gross margin %, before purchase accounting adjustments	27.7%	29.3%

Total revenue in the Technical and Professional Services segment increased $0.5 million, or 4.3%, to $11.2 million in the second quarter of 2010 as compared to the same period of 2009. This increase resulted from increases in our manufacturer services unit of $0.6 million, partially offset by a decrease in our supplemental service programs of $0.1 million.

Total cost of revenue in the segment increased $0.5 million, or 6.6%, to $8.1 million in the second quarter of 2010 as compared to the same period of 2009.  The increase is attributable to increases in our third-party vendor costs and other expenses of $0.3 and $0.2, respectively.

Gross margin percentage for the Technical and Professional Services segment decreased from 29.2% for the second quarter of 2009 to 27.7% for the same period of 2010. Gross margin percentage will fluctuate based on the variability of third-party vendor expenses in our BioMed360TM Programs (formerly Customized Healthcare Asset Management Programs, or “CHAMP”) and supplemental service programs.

Medical Equipment Sales and Remarketing Segment — Redeploy & Remarket

(in thousands)

	Three Months Ended
	June 30,
	2010	2009	Change	% Change
Total revenue	$4,763	$5,616	$(853)	(15.2)%
Cost of revenue	3,724	4,440	(716)	(16.1)
Gross margin	$1,039	$1,176	$(137)	(11.6)

Gross margin %	21.8%	20.9%

Gross margin	$1,039	$1,176	$(137)	(11.6)
Purchase accounting adjustments, primarily non-cash charges related to the step-up in carrying value of our medical equipment	81	278	(197)	(70.9)
Gross margin, before purchase accounting adjustments	$1,120	$1,454	$(334)	(23.0)

Gross margin %, before purchase accounting adjustments	23.5%	25.9%

Total revenue in the Medical Equipment Sales and Remarketing segment decreased $0.9 million, or 15.2%, to $4.8 million in the second quarter of 2010 as compared to the same period of 2009.  The decrease was primarily driven by decreases in new and other equipment sales of $1.1 and $0.3 million, respectively, partially offset by an increase in disposable sales of $0.5 million.

Total cost of revenue in the segment decreased $0.7 million, or 16.1%, to $3.7 million in the second quarter of 2010 as compared to the same period of 2009.  The decrease was primarily due to decreases in the costs of new and other equipment of $0.6 and $0.4 million, respectively, partially offset by an increase in the cost of disposables sales of $0.3 million. During the quarters ended June 30, 2010 and 2009, purchase accounting adjustments related to medical equipment sold increased cost of revenue by $0.1 and $0.3 million, respectively.

Gross margin percentage for the Medical Equipment Sales and Remarketing segment increased from 20.9% in the second quarter of 2009 to 21.8% for the same period of 2010.  Gross margin percentage, before purchase accounting adjustments, decreased from 25.9% in the second quarter of 2009 to 23.5% for the same period of 2010.  We expect margins and activity in this segment to fluctuate based on the transactional nature of the business.

Selling, General and Administrative

Selling, General and Administrative and Interest Expense

(in thousands)

	Three Months Ended
	June 30,
	2010	2009	Change	% Change
Selling, general and administrative	$20,982	$21,158	$(176)	(0.8)%
Interest expense	11,855	11,845	10	0.1

Selling, general and administrative expense decreased $0.2 million, or 0.8%, to $21.0 million for the second quarter of 2010 as compared to the same period of 2009.  Selling, general and administrative expense consists primarily of employee-related expenses, professional fees, occupancy charges, bad debt expense and depreciation and amortization.  Selling, general and administrative expense during the quarter ended June 30, 2010 benefited from lower employee-related expenses, travel and entertainment, and other expense of $0.4, $0.3, and $0.1 million, respectively, partially offset by higher outside service expenses of $0.6 million. Selling, general and administrative expense as a percentage of total revenue was 27.4% and 29.0% for each of the quarters ended June 30, 2010 and 2009, respectively.

Interest Expense

Interest expense remained relatively flat at $11.9 million for the second quarter of 2010 as compared to the same period of 2009.

Income Taxes

Benefit for income taxes decreased $0.5 million to $2.6 million during the second quarter of 2010 as compared to the same period of 2009.

Net Loss

Net loss increased $0.3 million to $5.1 million in the second quarter of 2010 as compared to the same period of 2009.

Results of Operations for the Six Months Ended June 30, 2010 compared to the Six Months Ended June 30, 2009

Medical Equipment Outsourcing Segment — Manage & Utilize

(in thousands)

	Six Months Ended June 30,
	2010	2009	Change	% Change
Total revenue	$125,992	$114,806	$11,186	9.7%
Cost of revenue	45,069	40,229	4,840	12.0
Medical equipment depreciation	34,815	31,766	3,049	9.6
Gross margin	$46,108	$42,811	$3,297	7.7

Gross margin %	36.6%	37.3%

Gross margin	$46,108	$42,811	$3,297	7.7
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of medical equipment	6,738	7,125	(387)	(5.4)
Gross margin, before purchase accounting adjustments	$52,846	$49,936	$2,910	5.8

Gross margin %, before purchase accounting adjustments	41.9%	43.5%

Total revenue in the Medical Equipment Outsourcing segment increased $11.2 million, or 9.7%, to $126.0 million in the first six months of 2010 as compared to the same period of 2009.  This increase resulted primarily from increased activity in our Asset360TM Programs (formerly AMPP), patient handling and wound therapy solutions, partially offset by sluggish patient census and what we believe has been an increased customer effort to control outsourcing expenses. Beginning January 2010, our patient handling revenues reflect the benefit of recognizing 100% of the revenue previously covered under a revenue share agreement. Our Asset360 Programs increased from 55 programs at June 30, 2009 to 69 programs at June 30, 2010.

Total cost of revenue in the segment increased $4.8 million, or 12%, to $45.1 million in the first six months of 2010 as compared to the same period of 2009.  This increase is primarily related to employee-related, vehicle-related, and other expenses of $3.9, $0.5, and $0.4 million, respectively.

Medical equipment depreciation increased $3.0 million, or 9.6%, to $34.8 million in the first six months of 2010 as compared to the same period of 2009.  The increase in medical equipment depreciation primarily relates to the increase in medical equipment purchases related to select patient handling medical equipment, which we previously only managed under a revenue share agreement. Medical equipment depreciation for the six months ended June 30, 2010 and 2009 include $6.4 and $6.8 million, respectively, of purchase accounting adjustments related to the step-up in carrying value of our medical equipment.

Gross margin percentage for the Medical Equipment Outsourcing segment decreased from 37.3% in the first six months of 2009 to 36.6% for the same period of 2010. Gross margin percentage, before purchase accounting adjustments, decreased from 43.5% in the first six months of 2009 to 41.9% in the first six months of 2010.  We believe this decrease resulted primarily from an overall decrease in patient census and what we believe to be an increased customer effort to control outsourcing expenses and increased depreciation, partially offset by increased activity in our Asset360 Programs, patient handling and wound therapy solutions.

Technical and Professional Services Segment — Plan & Acquire; Maintain & Repair

(in thousands)

	Six Months Ended June 30,
	2010	2009	Change	% Change
Total revenue	$21,965	$21,108	$857	4.1%
Cost of revenue	15,848	14,938	910	6.1
Gross margin	$6,117	$6,170	$(53)	(0.9)

Gross margin %	27.8%	29.2%

Gross margin	$6,117	$6,170	$(53)	(0.9)
Purchase accounting adjustments, primarily non-cash charges related to favorable lease commitments	6	9	(3)	(33.3)
Gross margin, before purchase accounting adjustments	$6,123	$6,179	$(56)	(0.9)

Gross margin %, before purchase accounting adjustments	27.9%	29.3%

Total revenue in the Technical and Professional Services segment increased $0.9 million, or 4.1%, to $22.0 million in the first six months of 2010 as compared to the same period of 2009. This increase was primarily attributable to an increase in episodic business flows in our manufacturer services unit.

Total cost of revenue in the segment increased $0.9 million, or 6.1%, to $15.8 million in the first six months of 2010 as compared to the same period of 2009.  This increase was primarily attributable to an increase in expenses associated with our manufacturer services unit, third-party vendor, and other expenses of $0.4, $0.4, and $0.1 million, respectively.

Gross margin percentage for the Technical and Professional Services segment decreased from 29.2% for the first six months of 2009 to 27.8% for the same period of 2010.  Gross margin percentage will fluctuate based on the variability of third-party vendor expenses in our BioMed360TM Programs (formerly CHAMP) and supplemental service programs.

Medical Equipment Sales and Remarketing Segment — Redeploy & Remarket

(in thousands)

	Six Months Ended June 30,
	2010	2009	Change	% Change
Total revenue	$8,950	$10,852	$(1,902)	(17.5)%
Cost of revenue	7,071	8,826	(1,755)	(19.9)
Gross margin	$1,879	$2,026	$(147)	(7.3)

Gross margin %	21.0%	18.7%

Gross margin	$1,879	$2,026	$(147)	(7.3)
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of our medical equipment	158	602	(444)	(73.8)
Gross margin, before purchase accounting adjustments	$2,037	$2,628	$(591)	(22.5)

Gross margin %, before purchase accounting adjustments	22.8%	24.2%

Total revenue in the Medical Equipment Sales and Remarketing segment decreased $1.9 million, or 17.5%, to $9.0 million in the first six months of 2010 as compared to the same period of 2009.  The decrease was primarily driven by a decrease in new equipment and pre-owned equipment sales of $1.8 and $0.7 million, respectively, partially offset by an increase in disposables sales of $0.6 million.

Total cost of revenue in the segment decreased $1.8 million, or 19.9%, to $7.1 million in the first six months of 2010 as compared to the same period of 2009.  The decrease was primarily due to a decrease in the cost of new equipment, pre-owned equipment, and other sales of $1.2, $0.9 and $0.2 million, respectively, partially offset by an increase in the cost of disposables sales of $0.5 million. During the six month periods ended June 30, 2010 and 2009, purchase accounting adjustments related to medical equipment sold impacted cost of revenue by $0.2 million and $0.6 million, respectively.

Gross margin percentage for the Medical Equipment Sales and Remarketing segment increased from 18.7% in the first six months of 2009 to 21.0% for the same period of 2010.  Gross margin percentage, before purchase accounting adjustments, decreased from 24.2% in the first six months of 2009 to 22.8% for the same period of 2010.  We expect margins and activity in this segment to fluctuate based on the transactional nature of the business.

Selling, General and Administrative and Interest Expense

(in thousands)

	Six Months Ended June 30,
	2010	2009	$ Change	% Change
Selling, general and administrative	$42,052	$43,173	$(1,121)	(2.6)%
Interest expense	23,362	23,562	(200)	(0.8)

Selling, General and Administrative

Selling, general and administrative expense decreased $1.1 million, or 2.6%, to $42.1 million for the first six months of 2010 as compared to the same period of 2009.  Selling, general and administrative expense consists primarily of employee-related expenses, professional fees, occupancy charges, bad debt expense and depreciation and amortization.  Selling, general and administrative expense during the six months ended June 30, 2010 benefited from lower amortization, bad debt expense, employee-related expenses, and travel and entertainment of $0.6, $0.6, $0.4, and $0.4 million, respectively, partially offset by higher outside service and other expenses of $0.7 and $0.2 million, respectively.  Selling, general and administrative expense as a percentage of total revenue was 26.8% and 29.4% for the six month periods ended June 30, 2010 and 2009, respectively.

Interest Expense

Interest expense decreased $0.2 million, or 0.2%, to $23.4 million during the first six months of 2010 as compared to the same period of 2009.

Income Taxes

Benefit for income taxes decreased $2.2 million to $3.9 million during the first six months of 2010 as compared to the same period of 2009.  The decrease is attributable to the lower comparable loss before income taxes.

Net Loss

Net loss decreased $2.2 million to $7.4 million in the first six months of 2010 as compared to the same period of 2009. This decrease resulted primarily from increased activity in our Asset360 Programs, patient handling and wound therapy solutions, partially offset by an overall decrease in patient census and what we believe to be an increased customer effort to control outsourcing expenses.

EBITDA

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was $58.0 and $51.3 million for the quarters ended June 30, 2010 and 2009, respectively.  EBITDA for the quarter ended June 30, 2010, was primarily driven by increased activity in our Asset360 Programs, patient handling and wound therapy solutions.

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

	Six Months Ended
	June 30,
(in thousands)	2010	2009
Net cash provided by operating activities	$42,218	$25,347
Changes in operating assets and liabilities	(5,187)	7,034
Other non-cash expenses	1,537	1,502
Benefit for income taxes	(3,890)	(6,135)
Interest expense	23,362	23,562
EBITDA	$58,040	$51,310

	Six Months Ended
	June 30,
(in thousands)	2010	2009
EBITDA	$58,040	$51,310

Other Financial Data:
Net cash provided by operating activities	$42,218	$25,347
Net cash used in investing activities	(48,653)	(15,664)
Net cash provided by (used in) financing activities	6,435	(18,189)

Other Operating Data (as of end of period):
Medical equipment (approximate number of owned outsourcing units)	227,000	217,000
District offices	84	84
Number of outsourcing hospital customers	4,250	4,150
Number of total outsourcing customers	8,550	8,300

SEASONALITY

Quarterly operating results are typically affected by seasonal factors.  Historically, our first and fourth quarters are the strongest, reflecting increased customer utilization during the fall and winter months.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are expected to be cash and cash equivalents, cash flows from operating activities, and borrowings under our senior secured credit facility, which provides for loans in an amount of up to $195.0 million, subject to our borrowing base. See Note 6 Long-Term Debt for details related to our Amended and Restated Credit Agreement. It is anticipated that our principal uses of liquidity will be to fund capital expenditures related to purchases of medical equipment, provide working capital, meet debt service requirements and finance our strategic plans.

We require substantial cash to operate our Medical Equipment Outsourcing programs and service our debt.  Our outsourcing programs require us to invest a significant amount of cash in medical equipment purchases.  To the extent that such expenditures cannot be funded from cash and cash equivalents, our operating cash flow, borrowing under our senior secured credit facility or other financing sources, we may not be able to conduct our business or grow as currently planned. We anticipate an additional capital investment of approximately $38.0 million during the remaining six months of 2010.

If we are unable to service our debt obligations through our cash and cash equivalents, generating sufficient cash flow from operations, and additional borrowings under our first lien senior secured asset-

based revolving credit facility, we will be forced to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing our debt, electing to pay PIK interest on our PIK Toggle Notes, or seeking additional equity capital.  This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  If we are unable to repay our debt at maturity, we may have to obtain alternative financing, which may not be available to us.

Net cash provided by operating activities was $42.2 and $25.3 million for the six months ended June 30, 2010 and 2009, respectively. Net cash provided by operating activities during the six months ended June 30, 2010 primarily benefited from favorable changes in operating assets and liabilities and a decrease in net loss as compared to the same period of 2009.

Net cash used in investing activities was $48.7 and $15.7 million for the six months ended June 30, 2010 and 2009, respectively.  Net cash used in investing activities increased during the 2010 period when compared to the same period in the prior year primarily as a result of our purchase of select patient handling equipment that was formerly managed under a revenue share agreement as well as medical equipment purchases related to Asset360 Programs.

Net cash provided by (used in) financing activities was $6.4 and ($18.2) million for the six months ended June 30, 2010 and 2009, respectively.  During the six months ended June 30, 2010, net cash used in financing activities was impacted by net draws under our senior secured credit facility of $16.2 million compared to net borrowings of $10.0 million during the same period of 2009. Additionally, we redeemed our 10.125% Senior Notes in June 2010 for $9.9 million.

There was no cash on-hand as of June 30, 2010 compared to $3.5 million as of June 30, 2009.

Based on the level of operating performance expected in 2010, we believe our cash and cash equivalents, cash from operations, and additional borrowings under our senior secured credit facility, will meet our liquidity needs for the foreseeable future, exclusive of any borrowings that we may make to finance potential acquisitions.  However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could be adversely affected.  As of June 30, 2010, we had $116.1 million of availability under our senior secured credit facility, based on a borrowing base of $174.8 million, less borrowings of $54.6 million and after giving effect to $4.1 million used for letters of credit.

Our levels of borrowing are further restricted by the financial covenants set forth in our senior secured credit facility agreement and the second lien senior indenture governing our PIK Toggle Notes and Floating Rate Notes.  As of June 30, 2010, the Company was in compliance with all covenants under the senior secured credit facility.

RECENT ACCOUNTING PRONOUNCEMENT

Standard Issued Not Yet Adopted

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements — A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011. We are currently evaluating the impact of the provisions of ASU 2009-13.

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

•                  increases in vendor costs that cannot be passed through to our customers; and

•                  the risk factors as set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk arising from adverse changes in interest rates, fuel costs, and pension valuation.  We do not enter into derivatives or other financial instruments for speculative purposes.

Interest Rates

We use both fixed and variable rate debt as sources of financing.  At June 30, 2010, we had approximately $528.0 million of total debt outstanding.  After taking into account the effect of our interest rate swap agreement, we had $54.6 million of debt bearing interest at variable rates averaging 3.102%.  Based on variable debt levels at June 30, 2010, a 1.0 percentage point change in interest rates on variable rate debt would result in annual interest expense fluctuating by approximately $0.5 million.

In June 2007, we entered into an interest rate swap agreement for $230.0 million, which has the effect of converting the interest rate applicable to our $230.0 million of Floating Rate Notes to a fixed interest rate.  The effective date for the interest rate swap agreement was December 2007; the expiration date is May 2012.

The interest rate swap agreement qualifies for cash flow hedge accounting under Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. Both at inception and on an on-going basis, we must perform an effectiveness test.  In accordance with ASC Topic 815, the fair value of the interest rate swap agreement at June 30, 2010 is included as a cash flow hedge on our balance sheet.  The change in fair value was recorded as a component of accumulated other comprehensive loss, net of tax, on our balance sheet since the instrument was determined to be an effective hedge at June 30, 2010.  We have not recorded any amounts due to ineffectiveness for any periods presented. We expect to reclassify approximately $6.6 million into earnings, net of tax, currently recorded in accumulated other comprehensive loss, in the next 12 months. As a result of our interest rate swap agreement, we expect the effective interest rate on our $230.0 million Floating Rate Notes to be 9.065% through May 2012.

Fuel Costs

We are also exposed to market risks related to changes in the price of gasoline used to fuel our fleet of delivery and sales vehicles.  A hypothetical 10% increase in the second quarter of 2010 average price of unleaded gasoline, assuming gasoline usage levels for the quarter ended June 30, 2010, would lead to an annual increase in fuel costs of approximately $0.4 million.

Other Market Risk

Our pension obligations are also affected by market risk as discussed in Item 7A of Part II of our 2009 Form 10-K.  Continued distress in the financial markets may impact the fair value of debt and equity securities in our pension trust.

As of June 30, 2010, we have no other material exposure to market risk.

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

(b)           Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

The Company, from time to time, may become involved in litigation arising out of operations in the normal course of business, including the matters discussed in Item 3 of Part I of the 2009 Form 10-K.

Asserted claims are subject to many uncertainties and the outcome of individual matters is not predictable with assurance.

As of June 30, 2010, we were not a party to any other pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results, financial position or cash flows.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults upon Senior Securities

Not applicable.

Item 5.    Other Information

Amendment of Option Agreements and Acceleration of Options

Effective August 11, 2010, the Compensation Committee of our Board of Directors recommended, and the board of directors (the “Parent Board”) of UHS Holdco, Inc., our parent company ( “Parent”), approved, an amendment (the “Amendment”) to the vesting provisions contained in all outstanding option agreements of participants in the 2007 Stock Option Plan (the “2007 Stock Option Plan”) of

Parent who were employed by Parent or us as of the effective date of the Amendment, or served on our board of directors through that date.  Performance vesting options granted under the 2007 Stock Option Plan vest over a six-year period with 16.66% vesting on December 31 of each year of the six-year period, subject to the option holder not ceasing employment with Parent or us, and to our attainment of either an adjusted EBITDA target for current fiscal year, or an aggregate adjusted EBITDA target calculated in each subsequent fiscal year, as provided in the respective form of option agreement.  The Amendment, among other things, does away with the requirement that the EBITDA-based performance objectives be achieved in order for performance vesting options to vest, in effect providing for time-based vesting of these options rather than performance vesting.  The Amendment does not change the number of options granted, the strike price, or any continued service requirements.  The Amendment also provides for the acceleration of vesting, for 2007 Stock Option Plan participants who were employed by Parent or us as of the effective date of the Amendment and who were granted options prior to December 31, 2009, of options (the “Accelerated Options”) to purchase approximately 2,996,000 shares of common stock of Parent that were eligible for vesting on December 31, 2009, but did not vest because we did not achieve the applicable adjusted EBITDA target for the fiscal year ended December 31, 2009.  At the time vesting was accelerated, the Accelerated Options remained eligible for vesting in future years based on our achievement of an aggregate adjusted EBITDA target.  Except as described above, all other terms and conditions applicable to the Accelerated Options remain in effect. The Amendment also modifies the provisions relating to time vesting options granted under the 2007 Stock Option Plan to achieve greater consistency between the treatment of these options and the treatment of performance vesting options in the event of a sale of substantially all of the assets of Parent or us.  The foregoing description of the Amendment is not complete and is qualified in its entirety by reference to the Amendment itself, which is filed as Exhibit 10.4 hereto and is incorporated herein by reference.

The Parent Board recognized the increased level of difficulty in achieving the original performance targets relating to performance vesting options (which were established in 2007), taking into consideration continued economic challenges, and authorized the Amendment in an effort to ensure that Parent continues to provide long-term incentives that drive core operating performance, while creating a meaningful retention benefit.

Aggregate performance vesting options affected by the Amendment, including the Accelerated Options, are detailed below by original grant date:

Summary of Performance Vesting Options

(in thousands)

		Vested
		Performance
		Options
	Performance	Outstanding at
	Options	August 10, 2010	Options
	Outstanding at	(Prior to	Affected by	Accelerated
Grant Date	August 10, 2010	Amendment)	Amendment (1)	Options (2)
June 18, 2007	17,109	5,707	11,402	2,851
December 3, 2007	283	48	235	47
April 1, 2008	28	5	23	5
April 1, 2009	564	—	564	94
April 13, 2010 (3)	707	—	707	N/A
Total	18,691	5,760	12,931	2,996

(1) Includes Accelerated Options

(2) Accelerated Options vesting on August 11, 2010

(3) Options issued subsequent to December 31, 2009 were not affected by the accelerated vesting

Options issued to our named executive officers (as that term is used in the 2009 10-K) and the related impacts of the Amendment are detailed below:

Summary of Stock Options for our Named Exectuve Officers

(in thousands)

				Time-Based	Performance-
				Vesting	Based Vesting
		Vested Options	Options	Options	Options
Named Executive	Total Options	at December	Affected by	Affected by	Affected by	Accelerated
Officer	Granted (1)	31, 2009	Amendment (2)	Amendment	Amendment	Options (3)
Gary D. Blackford	14,500	6,041	8,459	3,625	4,834	1,209
Rex T. Clevenger	3,000	1,250	1,750	750	1,000	250
Jeffrey L. Singer	2,500	1,042	1,458	625	833	208
Timothy W. Kuck	2,500	1,042	1,458	625	833	208
Diana Vance-Bryan	1,250	521	729	312	417	104

(1) All stock option grants to our named executive officers were made on June 18, 2007

(2) Represents options outstanding and not vested as of August 10, 2010

(3) Accelerated Options vesting on August 11, 2010

An aggregate of approximately 2,996,000 options vested on August 11, 2010 as a result of the Parent Board’s acceleration of vesting performance vesting options.  The remaining unvested options affected by the Amendment will vest and become exercisable on each December 31, in accordance with the vesting schedule provided in the option agreements, through the remaining term of the applicable option. We are currently in the process of valuing the amended performance vesting options affected by the Amendment and the related impact to our financial statements.

Election of Director

On August 11, 2010, our Board of Directors elected John B. Grotting to serve as a new member of the Board of Directors. Mr. Grotting has served as an Operating Partner for Frazier Healthcare Ventures since 2010.  Frazier Healthcare Ventures is one of the leading providers of venture and growth equity capital to emerging biopharma, medical device and healthcare service companies.   In addition, Mr. Grotting has held a variety of executive positions in the healthcare field, including serving as CEO of medical device reprocessor Ascent Healthcare Solutions from 2004 to 2009.  Prior to joining Ascent Healthcare Solutions in 2004, Mr. Grotting held senior executive positions at Legacy Health System, Allina Health System and Bridge Medical, Inc. Mr. Grotting serves as a director of Skylight Systems, VHA Inc., Vocera Communications, Inc. and Scottsdale Healthcare.  Mr. Grotting serves as a director of Skylight Systems, the VHA Inc., Vocera Communications, Inc. and Scottsdale Healthcare.  Mr. Grotting holds a Master’s degree in Hospital and Healthcare Management from the University of Minnesota and a B.A. in Economics from St. Olaf College in Northfield, MN.

Our Board has determined that Mr. Grotting is independent as defined under the current rules of The NASDAQ Stock Market LLC. There is no arrangement or understanding between Mr. Grotting and any other person pursuant to which Mr. Grotting was elected as a director, and there are no related party transactions involving Mr. Grotting that are reportable under Item 404(a) of Regulation S-K.

Mr. Grotting will receive compensation for his service as an independent, non-employee director in accordance with our existing director compensation policy.  Under this policy, each independent director receives cash compensation of $30,000 per year (pro-rated for partial year directorship).

Mr. Grotting will also be eligible to receive grants of stock options under the 2007 Stock Option Plan, subject to the approval of the Parent Board. Our director compensation policy also entitles independent directors to reimbursement of all out-of-pocket expenses incurred in connection with activities as a member of the board, provided they are expected to follow travel and expense guidelines established for all of our officers and directors.

On August 11, 2010, the Parent Board authorized the grant of options to be made during the 2010 third quarter to purchase 300,000 shares of Parent common stock to Mr. Grotting, with a strike price to be determined pending valuation of the Parent’s common stock, under the 2007 Stock Option Plan in connection with his election to serve on our Board of Directors.  When issued, the options will vest over a six-year period of service with 16.66% vesting on December 31 of each year of the six-year period in accordance with the provisions of the 2007 Stock Option Plan and the related option agreement (which is in the new form approved by the Parent Board as described below under “Approval of New Form of Award Agreement”).

Approval of New Form of Award Agreement

On August 11, 2010, the Parent Board approved a new form of Option Agreement Evidencing a Grant of an Option Under the Employee Option Plan for grants of non-qualified stock options under the 2007 Stock Option Plan.  The new form is substantially similar to the previous form of option agreement under the 2007 Stock Option Plan, except that the new form reflects the amendments set forth in the Amendment described above (other than the acceleration of options that were initially eligible to vest on December 31, 2009).  A copy of the new form of Option Agreement Evidencing a Grant of an Option Under the Employee Option Plan is filed as Exhibit 10.4 hereto and is incorporated herein by reference. The foregoing description of the new form of Option Agreement Evidencing a Grant of an Option Under the Employee Option Plan is qualified in its entirety by reference to the attached form of such agreement.

Item 6.    Exhibits

Number	Description
10.1

Amended and Restated Credit Agreement, dated as of May 6, 2010, among Universal Hospital Services, Inc., UHS Holdco, Inc., the lenders party thereto, GE Business Financial Services, Inc., as administrative agent, Bank of America, N.A., as documentation agent, and GE Capital Markets, Inc., and Bank of America Securities, LLC, as co-lead arrangers and co-bookrunners (incorporated by reference to Exhibit 10.1 to Form 10-Q filed with the Securities and Exchange Commission on May 10, 2010).

10.2

Amended and Restated Guaranty, dated as of May 6, 2010, among UHS Holdco, Inc. and the secured parties named therein (incorporated by reference to Exhibit 10.2 to Form 10-Q filed with the Securities and Exchange Commission on May 10, 2010).

10.3

First Lien Security Agreement, dated May 6, 2010, among  UHS Holdco, Inc., Universal Hospital Services, Inc. and GE Business Financial Services, Inc., as collateral agent (incorporated by reference to Exhibit 10.3 to Form 10-Q filed with the Securities and Exchange Commission on May 10, 2010).

10.4*	Amendment to Option Agreements, dated as of August 11, 2010, executed by UHS Holdco, Inc. **

10.5*	Form of Option Agreement Evidencing a Grant of an Option Under the 2007 Stock Option Plan. **

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed Herewith

** Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2010

Universal Hospital Services, Inc.

	By	/s/ Gary D. Blackford
Gary D. Blackford,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

	By	/s/ Rex T. Clevenger
Rex T. Clevenger,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)