Form 10-Q
period 2010-09-30
UNIVERSAL HOSPITAL SERVICES INC
filed 2010-11-10
CIK 886171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Number of shares of common stock outstanding as of November 1, 2010:  1,000

Universal Hospital Services, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements — Unaudited

Universal Hospital Services, Inc.

Balance Sheets

(in thousands, except share and per share information)

(unaudited)

	September 30,	December 31,
	2010	2009
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts of $2,000 at September 30, 2010 and $2,450 at December 31, 2009	$55,499	$60,079
Inventories	4,510	5,236
Deferred income taxes	9,848	8,733
Other current assets	3,479	2,983
Total current assets	73,336	77,031

Property and equipment, net:
Medical equipment, net	205,445	197,859
Property and office equipment, net	19,696	19,406
Total property and equipment, net	225,141	217,265

Other long-term assets:
Goodwill	280,211	280,211
Other intangibles, net	238,317	248,653
Other, primarily deferred financing costs, net	12,225	12,243
Total assets	$829,230	$835,403

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,848	$4,062
Book overdrafts	810	3,302
Accounts payable	17,648	18,075
Accrued compensation	10,650	10,432
Accrued interest	13,796	3,696
Other accrued expenses	12,153	9,174
Total current liabilities	58,905	48,741

Long-term debt, less current portion	514,770	514,557
Pension and other long-term liabilities	6,360	6,465
Interest rate swap	19,187	21,286
Payable to Parent	11,435	6,342
Deferred income taxes	63,520	64,021

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at September 30, 2010 and December 31, 2009	—	—
Additional paid-in capital	248,794	248,794
Accumulated deficit	(78,366)	(58,165)
Accumulated other comprehensive loss	(15,375)	(16,638)
Total shareholders’ equity	155,053	173,991
Total liabilities and shareholders’ equity	$829,230	$835,403

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue
Medical equipment outsourcing	$59,393	$56,043	$185,385	$170,849
Technical and professional services	11,512	10,766	33,477	31,874
Medical equipment sales and remarketing	4,900	5,428	13,850	16,280
Total revenues	75,805	72,237	232,712	219,003

Cost of Sales
Cost of medical equipment outsourcing	22,998	20,920	68,067	61,149
Cost of technical and professional services	8,155	7,596	24,003	22,534
Cost of medical equipment sales and remarketing	3,725	4,294	10,796	13,120
Medical equipment depreciation	17,229	16,285	52,044	48,051
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	52,107	49,095	154,910	144,854
Gross margin	23,698	23,142	77,802	74,149

Selling, general and administrative	23,139	19,393	65,192	62,565
Operating income	559	3,749	12,610	11,584

Interest expense	11,651	11,515	35,013	35,077
Loss before income taxes	(11,092)	(7,766)	(22,403)	(23,493)

Provision (benefit) for income taxes	1,688	(2,884)	(2,202)	(9,019)
Net loss	$(12,780)	$(4,882)	$(20,201)	$(14,474)

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(20,201)	$(14,474)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	58,400	54,367
Amortization of intangibles and deferred financing costs	12,260	12,699
Provision for doubtful accounts	(7)	831
Provision for inventory obsolescence	37	(39)
Non-cash stock-based compensation expense	5,094	996
Loss (gain) on sales and disposals of equipment	(715)	157
Deferred income taxes	(2,452)	(7,466)
Changes in operating assets and liabilities:
Accounts receivable	4,586	(1,248)
Inventories	690	(249)
Other operating assets	(656)	(1,260)
Accounts payable	(1,550)	(629)
Other operating liabilities	13,189	9,034
Net cash provided by operating activities	68,675	52,719
Cash flows from investing activities:
Medical equipment purchases	(56,575)	(26,744)
Property and office equipment purchases	(3,800)	(3,467)
Proceeds from disposition of property and equipment	2,134	2,513
Other	—	(142)
Net cash used in investing activities	(58,241)	(27,840)
Cash flows from financing activities:
Proceeds under senior secured credit facility	109,929	45,500
Payments under senior secured credit facility	(102,179)	(74,500)
Payments of principal under capital lease obligations	(4,001)	(3,269)
Payment of deferred financing costs	(1,746)	1,500
Repayment of 10.125% senior notes	(9,945)	—
Change in book overdrafts	(2,492)	(2,316)
Net cash provided by (used in) financing activities	(10,434)	(33,085)
Net change in cash and cash equivalents	—	(8,206)

Cash and cash equivalents at the beginning of period	—	12,006
Cash and cash equivalents at the end of period	$—	$3,800

Supplemental cash flow information:
Interest paid	$22,992	$23,136
Income taxes paid	$156	$281
Non-cash activities:
Medical equipment purchases included in accounts payable (at end of period)	$5,819	$4,494
Capital lease additions	$6,195	$2,136

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

The interim financial statements presented herein as of September 30, 2010, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  These adjustments are all of a normal, recurring nature.  The results of operations for any interim period are not necessarily indicative of results for the full year.

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

A description of our critical accounting policies is included in our 2009 Form 10-K. There have been no material changes to these policies for the quarter ended September 30, 2010.

2.                                      Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income. Other comprehensive income includes unrealized gains (losses) from derivatives designated as cash flow hedges. Accumulated other comprehensive loss is displayed separately on the balance sheets.  A reconciliation of net loss to comprehensive loss is provided below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Net loss	$(12,780)	$(4,882)	$(20,201)	$(14,474)
Unrealized gain (loss) on cash flow hedge, net of tax	497	(449)	1,263	2,453
Comprehensive loss	$(12,283)	$(5,331)	$(18,938)	$(12,021)

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

4.                                      Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, in accordance with Accounting Standards Codification (“ASC”) Topic 820, are summarized in the following table by type of inputs applicable to the fair value measurements:

	Fair Value at September 30, 2010				Fair Value at December 31, 2009
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest Rate Swap	$—	$19,187	$—	$19,187	$—	$21,286	$—	$21,286

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

Fair Value of Other Financial Instruments

The Company considers the carrying amount of financial instruments, including accounts receivable, accounts payable and accrued liabilities, as the approximate fair value due to their short maturities. On June 14, 2010, the Company redeemed, at par value plus accrued interest to the date of redemption, all of its 10.125% Senior Notes. See additional information in Note 6, Long Term Debt. The fair value of our outstanding PIK Toggle Notes, Floating Rate Notes and 10.125% Senior Notes as of September 30, 2010 and December 31, 2009, based on the quoted market price for the same or similar issues of debt, is approximately:

	September 30,	December 31,
(in millions)	2010	2009

PIK Toggle Notes	$231.2	$227.1
Floating Rate Notes	198.4	193.8
10.125% Senior Notes	N/A	9.8

5.                                      Stock-Based Compensation

During the nine months ended September 30, 2010, activity under the 2007 Stock Option Plan (the “2007 Stock Option Plan”), of UHS Holdco, Inc. our parent company (“Parent”) was as follows:

(in thousands except exercise price)	Number of Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at December 31, 2009	37,527	$1.00	$35,651	7.5
Granted	1,430	$1.83	$—
Exercised	—
Forfeited or expired	(428)	$1.09	$317

Outstanding at September 30, 2010	38,529	$1.03	$30,830	6.9

Exercisable at September 30, 2010	17,907	$1.00	$14,862	6.7

Remaining authorized options available for issue	5,376

The exercise price of each stock option award is equal to the market value of Parent’s common stock on the grant date as determined reasonably and in good faith by Parent’s board of directors (the “Parent Board”) and Parent’s compensation committee.  The exercise price of options issued during the nine months ended September 30, 2010 was determined through a variety of factors including peer group multiples, merger and acquisition multiples, and discounted cash flow analyses.

The intrinsic value of a stock award is the amount by which the market value of the underlying stock exceeds the exercise price of the award.

We determine the fair value of stock options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on a straight-line basis over the options’ expected vesting periods. The following assumptions were used in determining the fair value of stock options granted during the nine months ended September 30, 2010, and of options granted prior to that time but that were amended on August 11, 2010 as discussed below under “Amendment to Vesting Provisions of Option Agreements” under the Black-Scholes model:

Nine Months Ended
September 30,
2010

Risk-free interest rate	0.73% - 3.08%
Expected volatility	31.9% - 38.1%
Dividend Yield	N/A
Expected option life (years)	3.9 - 6.6

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

Although Parent grants stock options, the Company recognizes compensation expense related to these options since the services are performed for its benefit.  Along with this expense, which is primarily included in selling, general and administrative expense, the Company records an offsetting payable to Parent liability which is not expected to be settled within the next twelve months.

Amendment to Vesting Provisions of Option Agreements

On August 11, 2010, the compensation committee of our board of directors recommended, and the Parent Board approved, an amendment (the “Amendment”) to the vesting provisions contained in all outstanding option agreements of participants in the 2007 Stock Option Plan who were employed by Parent or us as of the effective date of the Amendment, or served on our board of directors through that date.  Performance vesting options granted under the 2007 Stock Option Plan vest over a six-year period with 16.66% vesting on December 31 of each year of the six-year period, subject to the option holder not ceasing employment with Parent or us, and prior to the effectiveness of the Amendment, subject to our attainment of either an adjusted EBITDA target for current fiscal year, or an aggregate adjusted EBITDA target calculated in each subsequent fiscal year, as provided in the respective form of option agreement.  The Amendment, among other things, did away with the requirement that the EBITDA-

based performance objectives be achieved in order for performance vesting options to vest, in effect providing for time-based vesting of these options rather than performance vesting.  The Amendment did not change the number of options granted, the strike price, or any continued service requirements.  The Amendment also provided for the acceleration of vesting, for 2007 Stock Option Plan participants who were employed by Parent or us as of the effective date of the Amendment and who were granted options prior to December 31, 2009, of options (the “Accelerated Options”) to purchase approximately 2,996,000 shares of common stock of Parent that were eligible for vesting on December 31, 2009, but did not vest because we did not achieve the applicable adjusted EBITDA target for the fiscal year ended December 31, 2009.  At the time vesting was accelerated, the Accelerated Options remained eligible for vesting in future years based on our achievement of an aggregate adjusted EBITDA target.  Except as described above, all other terms and conditions applicable to the Accelerated Options remain in effect. The Amendment also amended the provisions relating to time vesting options granted under the 2007 Stock Option Plan to achieve greater consistency between the treatment of these options and the treatment of performance vesting options in the event of a sale of substantially all of the assets of Parent or us.

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

Aggregate performance vesting options affected by the Amendment, including the Accelerated Options, are detailed below by original grant date:

Summary of Performance Vesting Options

(in thousands)

		Vested
		Performance
		Options
	Performance	Outstanding at
	Options	August 10, 2010	Options
	Outstanding at	(Prior to	Affected by	Accelerated
Grant Date	August 10, 2010	Amendment)	Amendment (1)	Options (2)
June 18, 2007	17,109	5,707	11,402	2,850
December 3, 2007	283	48	235	47
April 1, 2008	28	5	23	5
April 1, 2009	564	—	564	94
April 13, 2010 (3)	707	—	707	N/A
Total	18,691	5,760	12,931	2,996

(1) Includes Accelerated Options

(2) Accelerated Options vesting on August 11, 2010

(3) Options issued subsequent to December 31, 2009 were not affected by the accelerated vesting

An aggregate of approximately 2,996,000 options vested on August 11, 2010 as a result of the Parent Board’s acceleration of vesting performance vesting options.  The remaining unvested options affected by the Amendment will vest and become exercisable on each December 31, in accordance with the vesting schedule provided in the option agreements, through the remaining term of the applicable option. The amendment accounts for $4.1 million of the $4.4 million of non-cash stock compensation expense recorded for the three months ended September 30, 2010.

At September 30, 2010, unearned non-cash stock-based compensation related to our time vesting options, that we expect to recognize as expense over a weighted average period of 2.8 years, totals approximately $3.5 million, net of our estimated forfeiture rate of 2.0%. Unearned non-cash stock-based compensation related to the remaining options totaling approximately $7.9 million, net of our estimated forfeiture rate of 2.0%, will be recognized over the a weighted average period of 4.1 years. The expense could be accelerated upon the sale of Parent or the Company.

6.                                      Long-Term Debt

Long-term debt consists of the following:

	September 30,	December 31,
(in thousands)	2010	2009
PIK Toggle Notes	$230,000	$230,000
Floating Rate Notes	230,000	230,000
Senior secured credit facility	46,150	38,400
10.125% Senior Notes	—	9,945
Capital lease obligations	12,468	10,274
	518,618	518,619
Less: Current portion of long-term debt	(3,848)	(4,062)
Total long-term debt	$514,770	$514,557

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

Floating Rate Notes.  Our Floating Rate Notes (the “Floating Rate Notes”) were issued on May 31, 2007 in the aggregate principal amount of $230.0 million under the Second Lien Senior Indenture.  The Floating Rate Notes mature on June 1, 2015.  Interest on the Floating Rate Notes is payable semiannually in arrears on each June 1 and December 1. Interest on the Floating Rate Notes is reset for each semi-annual interest period and is calculated at the current LIBOR rate plus 3.375%.  At September 30, 2010, our LIBOR-based rate was 4.134%, which includes the credit spread.  The Floating Rate Notes are redeemable, at the Company’s option, in whole or in part, at specified redemption prices (as defined in the Second Lien Senior Indenture) plus accrued interest to the date of redemption. In addition, the Floating Rate Notes have a change of control provision, which gives each holder the right to require the Company to purchase all or a portion of such holders’ Floating Rate Notes upon a change in control, as defined in the Second Lien Senior Indenture, at a purchase price equal to 101% of the principal amount plus accrued interest to the date of purchase. The Floating Rate Notes, subject to certain definitions and exceptions, have covenants that restrict, among other things, the incurrence of additional debt, the payment of dividends and the issuance of preferred stock. The Floating Rate Notes are uncollateralized.

Interest Rate Swap. In June 2007, we entered into an interest rate swap agreement for $230.0 million, which has the effect of converting the interest rate applicable to our $230.0 million of Floating Rate Notes to a fixed interest rate.  The effective date for the interest rate swap agreement was December 2007 and the expiration date is May 2012.

The interest rate swap agreement qualifies for cash flow hedge accounting under ASC Topic 815, Derivatives and Hedging. Both at inception and on an on-going basis, we must perform an effectiveness test.  In accordance with ASC Topic 815, the fair value of the interest rate swap agreement at September 30, 2010 is included as a cash flow hedge on our balance sheet.  The change in fair value was recorded as a component of accumulated other comprehensive loss on our balance sheet, net of tax, since the instrument was determined to be an effective hedge at September 30, 2010.  We expect to reclassify approximately $6.7 million into earnings, net of tax, currently recorded in accumulated other comprehensive loss, in the next 12 months.

As a result of our interest rate swap agreement, we expect the effective interest rate on our $230.0 million Floating Rate Notes to be 9.065% through May 2012.

Senior Secured Credit Facility. On May 6, 2010 we entered into an Amended and Restated Credit Agreement with GE Business Financial Services, Inc., as agent for the lenders, and the lenders party thereto, which amended the senior secured credit facility dated as of May 31, 2007. The senior secured credit facility is a first lien senior secured asset based revolving credit facility. The Amended and Restated Credit Agreement increased the aggregate amount the Company may borrow from $135.0 million to $195.0 million and extended the maturity date to November 30, 2014. Additionally, we capitalized deferred financing costs related to the Amended and Restated Credit Agreement in the amount of $1.7 million. As of September 30, 2010, we had $119.5 million of availability under the senior secured credit facility based on a borrowing base of $169.8 million, less borrowings of $46.2 million, and after giving effect to $4.1 million used for letters of credit.  Our obligations under the senior secured credit facility are secured by a first priority security interest in substantially all of our assets, excluding a pledge of our and Parent’s capital stock, any joint ventures and certain other exceptions. Our obligations under the senior secured credit facility are unconditionally guaranteed by Parent.

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

At September 30, 2010, we had borrowings outstanding that were accruing interest at our prime rate, which was 5.000%, which includes the credit spread noted above. At September 30, 2010, we had borrowings outstanding that were accruing interest at our LIBOR-based rate of 3.008%, which includes the credit spread noted above.

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

At September 30, 2010, we owned approximately 11,900 Colleague pumps. We are currently in the process of evaluating the course of action that best meets the infusion technology needs of our customers and our business. As such, we expect to recognize gains and also expect to increase purchases of infusion pumps to replace recalled units. While the extent of those gains or capital expenditures are not readily estimable, we expect that some may begin in the fourth quarter of 2010 and extend through 2011 and early 2012.

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

As of September 30, 2010, we were not a party to any other pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results, financial position or cash flows.

8.                                      Related Party Transactions

Management Agreement

On May 31, 2007, we and Irving Place Capital entered into a professional services agreement pursuant to which Irving Place Capital provides general advisory and management services to us with respect to financial and operating matters.  Irving Place Capital is a principal owner of Parent, and the following members of our board of directors are associated with Irving Place Capital:  John Howard, Robert Juneja, Bret Bowerman and David Crane. We paid Irving Place Capital professional services fees of $0.6 million for each of the nine-month periods ended September 30, 2010 and 2009, respectively.

Business Relationship

In the ordinary course of business, we entered into an operating lease for our Minneapolis, Minnesota district office with Ryan Companies US, Inc. (“Ryan”), which began on May 1, 2007.  One member of our board of directors is also a director of Ryan.  We made payments to Ryan totaling $265,000 and $247,000 during the nine months ended September 30, 2010 and 2009, respectively.

One of our directors, who joined our board of directors on April 1, 2008, is also a director of Broadlane, Inc. (“Broadlane”), a health care group purchasing organization that serves many of our customers.  During the nine months ended September 30, 2010 and 2009, we paid administrative fees to Broadlane of approximately $425,000 and $380,000, respectively. On September 30, 2010, accounts payable includes approximately $40,000 in amounts due to Broadlane.

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

9.                                      Segment Information

Our reporting segments consist of Medical Equipment Outsourcing, Technical and Professional Services, and Medical Equipment Sales and Remarketing. Certain operating information for our segments as well as a reconciliation of total Company gross margin to loss before income tax was as follows:

Medical Equipment Outsourcing
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$59,393	$56,043	$185,385	$170,849
Cost of revenue	22,998	20,920	68,067	61,149
Medical equipment depreciation	17,229	16,285	52,044	48,051
Gross margin	$19,166	$18,838	$65,274	$61,649

Technical and Professional Services
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$11,512	$10,766	$33,477	$31,874
Cost of revenue	8,155	7,596	24,003	22,534
Gross margin	$3,357	$3,170	$9,474	$9,340

Medical Equipment Sales and Remarketing
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$4,900	$5,428	$13,850	$16,280
Cost of revenue	3,725	4,294	10,796	13,120
Gross margin	$1,175	$1,134	$3,054	$3,160

Total Gross Margin and Reconciliation to Loss Before Income Tax
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total gross margin	$23,698	$23,142	$77,802	$74,149
Selling, general and administrative	23,139	19,393	65,192	62,565
Interest expense	11,651	11,515	35,013	35,077
Loss before income tax	$(11,092)	$(7,766)	$(22,403)	$(23,493)

10.                               Pension Plan

The components of net periodic pension costs are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Interest cost	$272	$266	$816	$799
Expected return on plan assets	(305)	(303)	(914)	(910)
Recognized net actuarial loss	38	3	116	9
Net periodic cost (benefit)	$5	$(34)	$18	$(102)

Future benefit accruals for all participants were frozen as of December 31, 2002.

11.                               Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  We evaluate the recoverability of our deferred tax assets by scheduling the expected reversals of deferred tax assets and liabilities in order to determine whether net operating loss carry forwards are recoverable prior to expiration in accordance with ASC 740-10-30-18.  During the third quarter of 2010, we determined that neither expected reversals of these deferred tax assets and liabilities nor future earnings or other assumptions assured recoverability of all of our net operating loss carry forwards prior to their expiration.  Accordingly, we established a valuation allowance of $6.3 million to recognize this uncertainty and, in future reporting periods, will continue to assess the likelihood that deferred tax assets will be realizable.

Reconciliations between the Company’s effective income tax rate and the U.S. statutory rate follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Statutory U.S. Federal income tax rate	-35.0%	-35.0%	-35.0%	-35.0%
State income taxes, net of U.S. Federal income tax	-4.8%	-4.8%	-4.8%	-4.8%
Permanent items	0.5%	0.7%	1.0%	0.8%
Valuation allowance	56.6%	0.0%	28.0%	0.0%
Other	-2.1%	2.0%	1.0%	0.6%
Effective income tax rate	15.2%	-37.1%	-9.8%	-38.4%

At September 30, 2010, the Company had available unused federal net operating loss carry forwards of approximately $136.8 million. The net operating loss carry forwards will expire at various dates from 2019 through 2029.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the accompanying financial statements and notes.

BUSINESS OVERVIEW

Our Company

Universal Hospital Services, Inc. (“we”, “our”, “us”, the “Company”, or “UHS”) is a leading nationwide provider of medical equipment management and service solutions to the United States health care industry. Our customers include national, regional and local acute and long-term acute care hospitals, alternate site providers (such as long-term acute care hospitals, skilled nursing facilities, specialty hospitals, nursing homes, and home care providers) and medical equipment manufacturers.  We provide our customers equipment management and service solutions across the spectrum of the equipment life cycle as a result of our position as one of the industry’s largest purchasers and outsourcers of medical equipment. During the twelve months ended September 30, 2010, we owned or managed over 565,000 pieces of medical equipment consisting of 370,000 owned or managed pieces in our Medical Equipment Outsourcing segment and 195,000 pieces of customer owned equipment we manage in our Technical and Professional Services segment. Our diverse medical equipment outsourcing customer base includes more than 4,250 acute care hospitals and approximately 4,350 alternate site providers.  We also have relationships with more than 200 medical equipment manufacturers and many of the nation’s largest group purchasing organizations (“GPOs”) and many of the integrated delivery networks (“IDNs”).  All of our solutions leverage our nationwide network of 84 offices and our over 70 years of experience managing and servicing all aspects of medical equipment.  Our fees are paid directly by our customers rather than from direct reimbursement from third-party payors, such as private insurers, Medicare, or Medicaid.  We commenced operations in 1939, originally incorporated in Minnesota in 1954 and reincorporated in Delaware in 2001.  Historically, we have experienced significant and sustained growth. Our overall growth strategy is to continue to grow both organically and through strategic acquisitions.  In 2010, the Company has increased its focus on potential acquisitions and international growth opportunities.

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

Medical Equipment Outsourcing Segment - Manage & Utilize

Our flagship business is our Medical Equipment Outsourcing segment, which accounted for $59.4 million, or approximately 78.3% of our revenues, for the quarter ended September 30, 2010 and $185.4 million, or approximately 79.7% of our revenues, for the nine months ended September 30, 2010. As of September 30, 2010, we owned or managed over 370,000 pieces of medical equipment in our Medical Equipment Outsourcing segment, primarily in the categories of respiratory therapy, newborn care, critical care, patient monitors, patient handling (such as beds, stretchers and wheelchairs), pressure area management (such as therapy surfaces) and wound therapy.  Historically, we have purchased and directly owned the equipment used in our medical equipment outsourcing programs. During 2007, we entered into “revenue sharing” agreements with a select few manufacturers of equipment where the manufacturers retain ownership of the equipment, but UHS takes possession and manages the rental of the equipment to customers.   We may enter into more of such arrangements in the future.  Such arrangements are less capital-intensive for us.  In January 2010, one of these agreements was modified such that we purchased $16.6 million of the manufacturer’s equipment that we previously managed, but did not own. With this January 2010 purchase, the revenue share portion of the agreement was terminated and we began to recognize 100% of the revenue associated with this equipment.

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

At September 30, 2010, we owned approximately 11,900 Colleague pumps. We are currently in the process of evaluating the course of action that best meets the infusion technology needs of our customers and our business. As such, we expect to recognize gains and also expect to increase purchases of infusion pumps to replace recalled units. While the extent of those gains or capital expenditures are not readily estimable, we expect that some may begin in the fourth quarter of 2010 and extend through 2011 and early 2012.

Technical and Professional Services Segment - Plan & Acquire; Maintain & Repair

Our Technical and Professional Services segment accounted for $11.5 million, or approximately 15.2% of our revenues for the quarter ended September 30, 2010 and $33.5 million, or approximately 14.4% of our revenues for the nine months ended September 30, 2010. We leverage our over 70 years of experience and our extensive equipment database in repairing and maintaining medical equipment.  We offer a broad range of inspection, preventative maintenance, repair, logistic and consulting services through our team of approximately 325 technicians and professionals located throughout the United States in our nationwide network of offices. During the twelve months ended September 30, 2010, we managed over 195,000 units of customer owned equipment. In addition, during the twelve months ended September 30, 2010, we serviced over 370,000 units that we own or directly manage. Our technical and professional service offerings are less capital-intensive than our Medical Equipment Outsourcing segment, and provide a complementary alternative for customers that wish to own their medical equipment, but lack the infrastructure, expertise or scale to perform routine maintenance, repair, record-keeping and lifecycle analysis and planning functions.

Medical Equipment Sales and Remarketing Segment - Redeploy & Remarket

Our Medical Equipment Sales and Remarketing segment accounted for $4.9 million, or approximately 6.5%, of our revenues for the quarter ended September 30, 2010 and $13.9 million, or approximately 5.9% of our revenues for the nine months ended September 30, 2010. This segment includes three distinct business activities:

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

RESULTS OF OPERATIONS

The following discussion addresses:

•                  our financial condition as of September 30, 2010 and

•                  the results of operations for the three and nine-month periods ended September 30, 2010 and 2009.

This discussion should be read in conjunction with the financial statements included elsewhere in this Quarterly Report on Form 10-Q and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in our 2009 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “2009 10-K”).

The following table provides information on the percentages of certain items of selected financial data compared to total revenues for the three and nine-month periods ended September 30, 2010 and 2009.  The table below also indicates the percentage increase or decrease over the prior comparable period.

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percent			Percent
	Percent of Total Revenues		Increase	Percent of Total Revenues		Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
Revenue
Medical equipment outsourcing	78.3%	77.6%	6.0%	79.7%	78.0%	8.5%
Technical and professional services	15.2	14.9	6.9	14.4	14.6	5.0
Medical equipment sales and remarketing	6.5	7.5	(9.7)	5.9	7.4	(14.9)
Total revenues	100.0%	100.0%	4.9	100.0%	100.0%	6.3

Cost of Sales
Cost of medical equipment outsourcing	30.3	29.0	9.9	29.3	27.9	11.3
Cost of technical and professional services	10.8	10.5	7.4	10.3	10.3	6.5
Cost of medical equipment sales and remarketing	4.9	5.9	(13.3)	4.6	6.0	(17.7)
Medical equipment depreciation	22.7	22.6	5.8	22.4	21.9	8.3
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	68.7	68.0	6.1	66.6	66.1	6.9
Gross margin	31.3	32.0	2.4	33.4	33.9	4.9

Selling, general and administrative	30.5	26.8	19.3	28.0	28.6	4.2
Operating income	0.8	5.2	(85.1)	5.4	5.3	8.9

Interest expense	15.4	15.9	1.2	15.0	16.0	(0.2)
Loss before income taxes	(14.6)	(10.7)	42.8	(9.6)	(10.7)	(4.6)

Provision (benefit) for income taxes	2.2	(4.0)	(158.5)	(0.9)	(4.1)	(75.6)
Net loss	(16.8)%	(6.7)%	161.8	(8.7)%	(6.6)%	39.6

Results of Operations for the Three months ended September 30, 2010 compared to the Three months ended September 30, 2009

Medical Equipment Outsourcing Segment — Manage & Utilize

(in thousands)

	Three Months Ended
	September 30,
	2010	2009	Change	% Change
Total revenue	$59,393	$56,043	$3,350	6.0%
Cost of revenue	22,998	20,920	2,078	9.9
Medical equipment depreciation	17,229	16,285	944	5.8
Gross margin	$19,166	$18,838	$328	1.7
Gross margin %	32.3%	33.6%

Gross margin	$19,166	$18,838	$328	1.7
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of medical equipment	3,152	3,600	(448)	(12.4)
Gross margin, before purchase accounting adjustments	$22,318	$22,438	$(120)	(0.5)
Gross margin %, before purchase accounting adjustments	37.6%	40.0%

Total revenue in the Medical Equipment Outsourcing segment increased $3.4 million, or 6.0%, to $59.4 million in the third quarter of 2010 as compared to the same period of 2009.  This increase resulted primarily from increased activity in our Asset360TM Programs (formerly AMPP), patient handling and wound therapy solutions, partially offset by sluggish patient census and what we believe has been a sustained customer effort to control outsourcing expenses. Beginning January 2010, our patient handling revenues reflect the benefit of recognizing 100% of the revenue previously covered under a revenue share agreement. Our Asset360 Programs increased from 58 programs at September 30, 2009 to 68 programs at September 30, 2010.

Total cost of revenue in the segment increased $2.1 million, or 9.9%, to $23.0 million in the third quarter of 2010 as compared to the same period of 2009.  This increase is attributable to higher employee-related expenses.

Medical equipment depreciation increased $0.9 million, or 5.8%, to $17.2 million in the third quarter of 2010 as compared to the same period of 2009. The increase in medical equipment depreciation primarily relates to the increase in medical equipment purchases related to select patient handling medical equipment, which we previously only managed under a revenue share agreement. Medical equipment depreciation for the quarter ended September 30, 2010 and 2009 included $3.2 million and $3.6 million, respectively, of purchase accounting adjustments related to the step-up in carrying value of our medical equipment.

Gross margin percentage for the Medical Equipment Outsourcing segment decreased from 33.6 % in the third quarter of 2009 to 32.3% in the third quarter of 2010. Gross margin percentage, before purchase accounting adjustments, decreased from 40.0% in the third quarter of 2009 to at 37.6% in the third quarter of 2010.  These decreases resulted primarily from an overall decline in patient census, increased depreciation expense, and what we believe to be a sustained customer effort to control outsourcing expenses, partially offset by increased activity in our Asset360 Programs, patient handling and wound therapy solutions.

Technical and Professional Services Segment — Plan & Acquire; Maintain & Repair

(in thousands)

	Three Months Ended
	September 30,
	2010	2009	Change	% Change
Total revenue	$11,512	$10,766	$746	6.9%
Cost of revenue	8,155	7,596	559	7.4
Gross margin	$3,357	$3,170	$187	5.9
Gross margin %	29.2%	29.4%

Gross margin	$3,357	$3,170	$187	5.9
Purchase accounting adjustments, primarily non-cash charges related to favorable lease commitments	3	4	(1)	(25.0)
Gross margin, before purchase accounting adjustments	$3,360	$3,174	$186	5.9
Gross margin %, before purchase accounting adjustments	29.2%	29.5%

Total revenue in the Technical and Professional Services segment increased $0.7 million, or 6.9%, to $11.5 million in the third quarter of 2010 as compared to the same period of 2009. Approximately $0.7 million of this increase resulted from activity in our manufacturer services unit.

Total cost of revenue in the segment increased $0.6 million, or 7.4%, to $8.2 million in the third quarter of 2010 as compared to the same period of 2009.  The increase is attributable to an increase in expenses associated with our manufacturer services unit and other expenses of $0.5 and $0.1, respectively.

Gross margin percentage for the Technical and Professional Services segment decreased from 29.5% for the third quarter of 2009 to 29.2% for the same period of 2010. Gross margin percentage will fluctuate based on the variability of third-party vendor expenses in our BioMed360TM Programs (formerly Customized Healthcare Asset Management Programs, or “CHAMP”) and supplemental service programs.

Medical Equipment Sales and Remarketing Segment — Redeploy & Remarket

(in thousands)

	Three Months Ended
	September 30,
	2010	2009	Change	% Change
Total revenue	$4,900	$5,428	$(528)	(9.7)%
Cost of revenue	3,725	4,294	(569)	(13.3)
Gross margin	$1,175	$1,134	$41	3.6
Gross margin %	24.0%	20.9%

Gross margin	$1,175	$1,134	$41	3.6
Purchase accounting adjustments, primarily non-cash charges related to the step-up in carrying value of our medical equipment	51	145	(94)	(64.8)
Gross margin, before purchase accounting adjustments	$1,226	$1,279	$(53)	(4.1)
Gross margin %, before purchase accounting adjustments	25.0%	23.6%

Total revenue in the Medical Equipment Sales and Remarketing segment decreased $0.5 million, or 9.7%, to $4.9 million in the third quarter of 2010 as compared to the same period of 2009.  The decrease was primarily driven by decreases in sales of new and pre-owned equipment of $0.9 and $0.1 million, respectively, partially offset by an increase in disposable and other sales of $0.3 and $0.2 million.

Total cost of revenue in the segment decreased $0.6 million, or 13.3%, to $3.7 million in the third quarter of 2010 as compared to the same period of 2009 primarily due to the 9.7% decline in revenues in the segment.  Additionally, the cost of revenue was affected by an increase in the cost of disposables sales of $0.3 million. During each of the quarters ended September 30, 2010 and 2009, purchase accounting adjustments related to medical equipment sold increased cost of revenue by $0.1 million.

Gross margin percentage for the Medical Equipment Sales and Remarketing segment increased from 20.9% in the third quarter of 2009 to 24.0% for the same period of 2010.  Gross margin percentage, before purchase accounting adjustments, increased from 23.6% in the third quarter of 2009 to 25.0% for the same period of 2010.  We expect margins and activity in this segment to fluctuate based on the transactional nature of the business.

Selling, General and Administrative

Selling, General and Administrative and Interest Expense

(in thousands)

	Three Months Ended
	September 30,
	2010	2009	Change	% Change
Selling, general and administrative	$23,139	$19,393	$3,746	19.3%
Interest expense	11,651	11,515	136	1.2

Selling, general and administrative expense increased $3.7 million, or 19.3%, to $23.1 million for the third quarter of 2010 as compared to the same period of 2009.  Selling, general and administrative expense consists primarily of employee-related expenses, stock-based compensation, professional fees, occupancy charges, bad debt expense and depreciation and amortization. During the third quarter of 2010, stock compensation expense increased $4.3 million primarily due to an amendment of option agreement vesting provisions, which resulted in the acceleration of vesting of options to purchase approximately 2,996,000 shares of stock of our parent company as described in Note 5, Stock-Based Compensation. This increase, along with an increase of other expense of $0.4 million, was partially offset by employee-related, bad debt, and vehicle expense of $0.6, $0.2 and $0.2 million, respectively. Selling, general and administrative expense as a percentage of total revenue was 30.5% and 26.8% for each of the quarters ended September 30, 2010 and 2009, respectively.

Interest Expense

Interest expense increased $0.1 million to $11.7 million for the third quarter of 2010 as compared to the same period of 2009.

Income Taxes

Income taxes reflect the establishment of a valuation allowance of $6.3 million during the third quarter of 2010.  See additional information in Item 1 of Part I, Note 11, Income Taxes.

Net Loss

Net loss increased $7.9 million to $12.8 million in the third quarter of 2010 as compared to the same period of 2009.  This resulted primarily from the establishment of a $6.3 million income tax valuation allowance.

Results of Operations for the Nine months ended September 30, 2010 compared to the Nine months ended September 30, 2009

Medical Equipment Outsourcing Segment — Manage & Utilize

(in thousands)

	Nine Months Ended
	September 30,
	2010	2009	Change	% Change
Total revenue	$185,385	$170,849	$14,536	8.5%
Cost of revenue	68,067	61,149	6,918	11.3
Medical equipment depreciation	52,044	48,051	3,993	8.3
Gross margin	$65,274	$61,649	$3,625	5.9
Gross margin %	35.2%	36.1%

Gross margin	$65,274	$61,649	$3,625	5.9
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of medical equipment	9,890	10,725	(835)	(7.8)
Gross margin, before purchase accounting adjustments	$75,164	$72,374	$2,790	3.9
Gross margin %, before purchase accounting adjustments	40.5%	42.4%

Total revenue in the Medical Equipment Outsourcing segment increased $14.5 million, or 8.5%, to $185.4 million in the first nine months of 2010 as compared to the same period of 2009.  This increase resulted primarily from increased activity in our Asset360TM Programs (formerly AMPP), patient handling and wound therapy solutions, partially offset by sluggish patient census and what we believe has been a sustained customer effort to control outsourcing expenses. Beginning January 2010, our patient handling revenues reflect the benefit of recognizing 100% of the revenue previously covered under a revenue share agreement. Our Asset360 Programs increased from 58 programs at September 30, 2009 to 68 programs at September 30, 2010.

Total cost of revenue in the segment increased $6.9 million, or 11.3%, to $68.1 million in the first nine months of 2010 as compared to the same period of 2009.  This increase is primarily related to employee-related, vehicle-related, and other expenses of $5.9, $0.7, and $0.3 million, respectively.

Medical equipment depreciation increased $4.0 million, or 8.3%, to $52.0 million in the first nine months of 2010 as compared to the same period of 2009.  The increase in medical equipment depreciation primarily relates to higher medical equipment purchases relating to Asset360 Programs and purchases of select patient handling medical equipment which we previously only managed under a revenue share agreement. Medical equipment depreciation for the nine months ended September 30,

2010 and 2009 include $9.9 and $10.7 million, respectively, of purchase accounting adjustments related to the step-up in carrying value of our medical equipment.

Gross margin percentage for the Medical Equipment Outsourcing segment decreased from 36.1% in the first nine months of 2009 to 35.2% for the same period of 2010. Gross margin percentage, before purchase accounting adjustments, decreased from 42.4% in the first nine months of 2009 to 40.5% in the first nine months of 2010.  We believe this decrease resulted primarily from an overall decrease in patient census and what we believe to be a sustained customer effort to control outsourcing expenses and increased depreciation, partially offset by increased activity in our Asset360 Programs, patient handling and wound therapy solutions.

Technical and Professional Services Segment — Plan & Acquire; Maintain & Repair

(in thousands)

	Nine Months Ended
	September 30,
	2010	2009	Change	% Change
Total revenue	$33,477	$31,874	$1,603	5.0%
Cost of revenue	24,003	22,534	1,469	6.5
Gross margin	$9,474	$9,340	$134	1.4
Gross margin %	28.3%	29.3%

Gross margin	$9,474	$9,340	$134	1.4
Purchase accounting adjustments, primarily non-cash charges related to favorable lease commitments	9	14	(5)	(35.7)
Gross margin, before purchase accounting adjustments	$9,483	$9,354	$129	1.4
Gross margin %, before purchase accounting adjustments	28.3%	29.3%

Total revenue in the Technical and Professional Services segment increased $1.6 million, or 5.0%, to $33.5 million in the first nine months of 2010 as compared to the same period of 2009. This increase was primarily attributable to increased activity in our manufacturer services unit.

Total cost of revenue in the segment increased $1.5 million, or 6.5%, to $24.0 million in the first nine months of 2010 as compared to the same period of 2009.  This increase was primarily attributable to an increase in expenses associated with our manufacturer services unit, third-party vendor, and other expenses of $0.9, $0.5, and $0.1 million, respectively.

Gross margin percentage for the Technical and Professional Services segment decreased from 29.3% for the first nine months of 2009 to 28.3% for the same period of 2010.  Gross margin percentage will fluctuate based on the variability of third-party vendor expenses in our BioMed360TM Programs (formerly CHAMP) and supplemental service programs.

Medical Equipment Sales and Remarketing Segment — Redeploy & Remarket

(in thousands)

	Nine Months Ended
	September 30,
	2010	2009	Change	% Change
Total revenue	$13,850	$16,280	$(2,430)	(14.9)%
Cost of revenue	10,796	13,120	(2,324)	(17.7)
Gross margin	$3,054	$3,160	$(106)	(3.4)
Gross margin %	22.1%	19.4%

Gross margin	$3,054	$3,160	$(106)	(3.4)
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of our medical equipment	208	747	(539)	(72.2)
Gross margin, before purchase accounting adjustments	$3,262	$3,907	$(645)	(16.5)
Gross margin %, before purchase accounting adjustments	23.6%	24.0%

Total revenue in the Medical Equipment Sales and Remarketing segment decreased $2.4 million, or 14.9%, to $13.9 million in the first nine months of 2010 as compared to the same period of 2009.  The decrease was primarily driven by a decrease in new and pre-owned equipment sales of $2.6 and $0.9 million, respectively, partially offset by an increase in disposables and other sales $1.0 and $0.1 million, respectively.

Total cost of revenue in the segment decreased $2.3 million, or 17.7%, to $10.8 million in the first nine months of 2010 as compared to the same period of 2009.  The decrease was primarily due to the 14.9% decline in revenue in the segment.  Additionally, the cost of revenue was offset by an increase in the cost of disposables and other sales of $0.9 and $0.5 million, respectively.  During the nine-month periods ended September 30, 2010 and 2009, the cost of medical equipment sold included purchase accounting adjustments related to medical equipment sold impacted cost of revenue by $0.2 million and $0.7 million, respectively.

Gross margin percentage for the Medical Equipment Sales and Remarketing segment increased from 19.4% in the first nine months of 2009 to 22.1% for the same period of 2010.  Gross margin percentage, before purchase accounting adjustments, decreased from 24.0% in the first nine months of 2009 to 23.6% for the same period of 2010.  We expect margins and activity in this segment to fluctuate based on the transactional nature of the business.

Selling, General and Administrative and Interest Expense

(in thousands)

	Nine Months Ended
	September 30,
	2010	2009	$ Change	% Change
Selling, general and administrative	$65,192	$62,565	$2,627	4.2%
Interest expense	35,013	35,077	(64)	(0.2)

Selling, General and Administrative

Selling, general and administrative expense increased $2.6 million, or 4.2%, to $65.2 million for the first nine months of 2010 as compared to the same period of 2009. Selling, general and administrative expense consists primarily of employee-related expenses, stock-based compensation, professional fees, occupancy charges, bad debt expense and depreciation and amortization. During the nine months ended September 30, 2010, stock compensation expense increased $4.0 million primarily due to an amendment of option agreement vesting provisions, which resulted in the acceleration of vesting of options to purchase approximately 2,996,000 shares of stock of our parent company, as described in Note 5, Stock-Based Compensation. This increase, along with an increase of outside service and other expense of $0.7 and $0.8 million, respectively, is partially offset by lower bad debt expense, amortization, vehicle-related, employee-related, and travel and entertainment expenses of $0.9, $0.6, $0.5, $0.5, and $0.4 million, respectively. Selling, general and administrative expense as a percentage of total revenue was 28.0% and 28.6% for the nine-month periods ended September 30, 2010 and 2009, respectively.

Interest Expense

Interest expense remained relatively flat at $35.0 million for first nine months of 2010 as compared to the same period of 2009.

Income Taxes

Income taxes reflect the establishment of a valuation allowance of $6.3 million during the third quarter of 2010.  See additional information in Item 1 of Part I, Note 11, Income Taxes.

Net Loss

Net loss increased $5.7 million to $20.2 million in the first nine months of 2010 as compared to the same period of 2009. This resulted primarily from the establishment of a $6.3 million income tax valuation allowance offset by increased activity in our Asset360 Programs, patient handling and wound therapy solutions, partially offset by an overall decrease in patient census and what we believe to be a sustained customer effort to control outsourcing expenses.

EBITDA

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was $81.3 and $76.8 million for the nine months ended September 30, 2010 and 2009, respectively.  EBITDA for the nine months ended September 30, 2010, was primarily driven by increased activity in our Asset360 Programs, patient handling and wound therapy solutions.

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

	Nine Months Ended
	September 30,
(in thousands)	2010	2009
Net cash provided by operating activities	$68,675	$52,719
Changes in operating assets and liabilities	(16,259)	(5,648)
Other non-cash expenses	(3,881)	3,716
Provision (benefit) for income taxes	(2,202)	(9,019)
Interest expense	35,013	35,077
EBITDA	$81,346	$76,845

	Nine Months Ended
	September 30,
(in thousands)	2010	2009
EBITDA	$81,346	$76,845

Other Financial Data:
Net cash provided by operating activities	$68,675	$52,719
Net cash used in investing activities	(58,241)	(27,840)
Net cash provided by (used in) financing activities	(10,434)	(33,085)

Other Operating Data (as of end of period):
Medical equipment (approximate number of owned outsourcing units)	227,000	217,000
District offices	84	84
Number of outsourcing hospital customers	4,250	4,175
Number of total outsourcing customers	8,600	8,375

SEASONALITY

Quarterly operating results are typically affected by seasonal factors.  Historically, our first and fourth quarters are the strongest, reflecting increased customer utilization during the fall and winter months.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are expected to be cash and cash equivalents, cash flows from operating activities, and borrowings under our senior secured credit facility, which provides for loans in an amount of up to $195.0 million, subject to our borrowing base. See Note 6, Long-Term Debt for details related to our Amended and Restated Credit Agreement. It is anticipated that our principal uses of liquidity will be to fund capital expenditures related to purchases of medical equipment, provide working capital, meet debt service requirements and finance our strategic plans.

We require substantial cash to operate our Medical Equipment Outsourcing programs and service our debt.  Our outsourcing programs require us to invest a significant amount of cash in medical equipment purchases.  To the extent that such expenditures cannot be funded from cash and cash equivalents, our operating cash flow, borrowing under our senior secured credit facility or other financing sources, we may not be able to conduct our business or grow as currently planned. We anticipate additional capital investment of approximately $28.0 million during the remaining three months of 2010.

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

Net cash provided by operating activities was $68.7 and $52.7 million for the nine months ended September 30, 2010 and 2009, respectively. Net cash provided by operating activities during the nine months ended September 30, 2010 primarily benefited from favorable changes in operating assets and liabilities as compared to the same period of 2009.

Net cash used in investing activities was $58.2 and $27.8 million for the nine months ended September 30, 2010 and 2009, respectively.  Net cash used in investing activities increased during the 2010 period when compared to the same period in the prior year primarily as a result of our purchase of select patient handling equipment that was formerly managed under a revenue share agreement as well as medical equipment purchases related to Asset360 Programs.

Net cash used in financing activities was $10.4 and $33.1 million for the nine months ended September 30, 2010 and 2009, respectively.  During the nine months ended September 30, 2010, net cash used in financing activities was impacted by net draws under our senior secured credit facility of $7.8 million compared to net borrowings of $29.0 million during the same period of 2009. Additionally, we redeemed our 10.125% Senior Notes in June 2010 for $9.9 million.

There was no cash on-hand as of September 30, 2010 compared to $3.8 million as of September 30, 2009.

Based on the level of operating performance expected in 2010, we believe our cash and cash equivalents, cash from operations, and additional borrowings under our senior secured credit facility, will meet our liquidity needs for the foreseeable future, exclusive of any borrowings that we may make to finance potential acquisitions.  However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could be adversely affected.  As of September 30, 2010, we had $119.5 million of availability under our senior secured credit facility, based on a borrowing base of $169.8 million, less borrowings of $46.2 million and after giving effect to $4.1 million used for letters of credit.

Our levels of borrowing are further restricted by the financial covenants set forth in our senior secured credit facility agreement and the second lien senior indenture governing our PIK Toggle Notes and Floating Rate Notes, as described in Note 6, Long-Term Debt.  As of September 30, 2010, the Company was in compliance with all covenants under the senior secured credit facility.

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

Interest Rates

We use both fixed and variable rate debt as sources of financing.  At September 30, 2010, we had approximately $518.6 million of total debt outstanding.  After taking into account the effect of our interest rate swap agreement, we had $46.2 million of debt bearing interest at variable rates averaging 3.123%.  Based on variable debt levels at September 30, 2010, a 1.0 percentage point change in interest rates on variable rate debt would result in annual interest expense fluctuating by approximately $0.5 million.

In June 2007, we entered into an interest rate swap agreement for $230.0 million, which has the effect of converting the interest rate applicable to our $230.0 million of Floating Rate Notes to a fixed interest rate.  The effective date for the interest rate swap agreement was December 2007; the expiration date is May 2012.

The interest rate swap agreement qualifies for cash flow hedge accounting under Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. Both at inception and on an on-going basis, we must perform an effectiveness test.  In accordance with ASC Topic 815, the fair value of the interest rate swap agreement at September 30, 2010 is included as a cash flow hedge on our balance sheet.  The change in fair value was recorded as a component of accumulated other comprehensive loss, net of tax, on our balance sheet since the instrument was determined to be an effective hedge at September 30, 2010.  We have not recorded any amounts due to ineffectiveness for any periods presented. We expect to reclassify approximately $6.7 million into earnings, net of tax, currently recorded in accumulated other comprehensive loss, in the next 12 months. As a result of our interest rate swap agreement, we expect the effective interest rate on our $230.0 million Floating Rate Notes to be 9.065% through May 2012.

Fuel Costs

We are also exposed to market risks related to changes in the price of gasoline used to fuel our fleet of delivery and sales vehicles.  A hypothetical 10% increase in the third quarter of 2010 average price of unleaded gasoline, assuming gasoline usage levels for the quarter ended September 30, 2010, would lead to an annual increase in fuel costs of approximately $0.4 million.

Other Market Risk

Our pension obligations are also affected by market risk as discussed in Item 7A of Part II of our 2009 Form 10-K.  Continued distress in the financial markets may impact the fair value of debt and equity securities in our pension trust.

As of September 30, 2010, we have no other material exposure to market risk.

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

(b)           Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

The Company, from time to time, may become involved in litigation arising out of operations in the normal course of business, including the matters discussed in Item 3 of Part I of the 2009 Form 10-K. As of September 30, 2010, we were not a party to any other pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results, financial position or cash flows. See additional information in Item 1 of Part I, Note 7, Commitments and Contingencies.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults upon Senior Securities

Not applicable.

Item 5.    Other Information

Grant of Options

On August 11, 2010, our board of directors elected John B. Grotting to serve as a new member of the board of directors, at which time, the board of directors (the “Parent Board”) of UHS Holdco, Inc., our parent company (“Parent”), authorized the grant of options to purchase 300,000 shares of Parent common stock. These options were to be made during the 2010 third quarter under Parent’s 2007 Stock Option Plan, with a strike price to be determined pending a planned valuation of Parent’s common stock. On November 10, 2010, the Parent Board approved the foregoing grant of options to Mr. Grotting at a strike price of $1.83 per share, the fair market value of each stock option as of the date of grant as determined by the Parent Board and our compensation committee using the Black-Scholes option pricing model.  The options will vest over a six-year period of service, with 16.66% vesting on December 31 of each year of the six-year period in accordance with the provisions of the 2007 Stock Option Plan and the related option agreement, which is in the form approved by the Parent Board on August 11, 2010 and filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

Item 6.    Exhibits

Number	Description
10.1

Amendment to Option Agreements, dated as of August 11, 2010, executed by UHS Holdco, Inc. (incorporated by reference to Exhibit 10.4 for Form 10-Q filed with the Securities and Exchange Commission on August 11, 2010). **

10.2

Form of Option Agreement Evidencing a Grant of an Option Under the 2007 Stock Option Plan (incorporated by reference to Exhibit 10.5 for Form 10-Q filed with the Securities and Exchange Commission on August 11, 2010).**

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

Date: November 10, 2010

Universal Hospital Services, Inc.

By	/s/ Gary D. Blackford
Gary D. Blackford,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

By	/s/ Rex T. Clevenger
Rex T. Clevenger,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)