Form 10-K
period 2010-12-31
UNIVERSAL HOSPITAL SERVICES INC
filed 2011-03-09
CIK 886171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒      Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of common stock, $.01 par value, outstanding as of March 1, 2011 was 1,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

UNIVERSAL HOSPITAL SERVICES, INC.

PART I

ITEM 1:  Business

OUR COMPANY

Universal Hospital Services, Inc. (“we”, “our”, “us”, the “Company”, or “UHS”) is a leading nationwide provider of medical equipment management and service solutions to the health care industry. Our customers include national, regional and local acute and long-term acute care hospitals, alternate site providers (such as long-term acute care hospitals, skilled nursing facilities, specialty hospitals, nursing homes, and home care providers) and medical equipment manufacturers.  We provide our customers solutions across the spectrum of the equipment life cycle as a result of our position as one of the industry’s largest purchasers and outsourcers of medical equipment.  During the year ended December 31, 2010, we owned or managed over 570,000 pieces of medical equipment consisting of 375,000 owned or managed pieces in our Medical Equipment Outsourcing segment and 195,000 pieces of customer owned equipment we managed in our Technical and Professional Services segment. Our diverse medical equipment outsourcing customer base includes more than 4,250 acute care hospitals and approximately 4,350 alternate site providers.  We also have relationships with more than 175 medical equipment manufacturers and many of the nation’s largest group purchasing organizations (“GPOs”) and many of the integrated delivery networks (“IDNs”).  All of our solutions leverage our nationwide network of 84 offices and our more than 70 years of experience managing and servicing all aspects of medical equipment.  Our fees are paid directly by our customers rather than by direct reimbursement from third-party payors, such as private insurers, Medicare, or Medicaid.

We commenced operations in 1939, originally incorporated in Minnesota in 1954 and reincorporated in Delaware in 2001. All of our outstanding capital stock is owned by UHS Holdco, Inc. (“Parent”), which acquired the Company in a recapitalization in May 2007 (“the Transaction”).  Parent is owned by affiliates of Irving Place Capital Merchant Manager III, L.P., “IPC” (formerly known as Bear Stearns Merchant Manager III, L.P.) and certain members of our management.

As one of the nation’s leading medical equipment management and service solutions companies, we focus on offering our customers comprehensive solutions that help reduce capital and operating expenses, increase equipment and staff productivity and support improved patient safety and outcomes.

We report our financial results in three segments. Our reporting segments consist of Medical Equipment Outsourcing, Technical and Professional Services, and Medical Equipment Sales and Remarketing. We evaluate the performance of our reporting segments based on gross margin and gross margin, before purchase accounting adjustments. The accounting policies of the individual reporting segments are the same as those of the entire company.  Our revenue, profits, and assets for our reporting segments for each of the last five fiscal years ended December 31 are described in “Item 6 — Selected Financial Data.”

Medical Equipment Outsourcing Segment - Manage & Utilize

Our flagship business is our Medical Equipment Outsourcing segment, which accounted for $250.5 million, or approximately 78.9%, of our revenues for the year ended December 31, 2010.  This segment represented 78.3% and 77.4% of total revenue for the years ended December 31, 2009 and 2008, respectively.  During the year ended December 31, 2010 we owned or managed over 375,000 pieces in our Medical Equipment Outsourcing segment, primarily in the categories of respiratory therapy, newborn care, critical care, patient monitors, patient handling (which includes fall management, bariatrics, beds, stretchers and wheelchairs), pressure area management (such as therapy surfaces) and wound therapy.  Historically, we have purchased and owned directly the equipment used in our Medical Equipment Outsourcing programs.  During 2007, we entered into “revenue sharing” agreements with a select few manufacturers of equipment where the manufacturers retain ownership of the equipment, but UHS takes possession and manages the rental of the equipment to customers. Such arrangements are less capital intensive for us. In January 2010, one of these agreements was modified such that the Company purchased the manufacturer’s equipment it had managed and the revenue share portion of the agreement was terminated.

We currently provide outsourcing services to more than 4,250 acute care hospitals and 4,350 alternate site providers in the United States, including some of the nation’s premier health care institutions.

We have three primary outsourcing programs:

·                  Supplemental and Peak Needs Usage;

·                  Customized Outsourcing Agreements; and

·                  Asset360TM Equipment Management Program, “Asset360 Program”, (formerly Asset Management Partnership Program, or, “AMPP”).

Our primary customer relationships are with local healthcare providers such as hospitals, surgery centers, long-term care providers, and nursing homes.  These organizations may belong to regional or national groups of facilities, and often participate in GPOs. We contract at the local, regional and national level, as requested by our customers. We expect much of our future growth in this segment to be driven by our customers outsourcing more of their medical equipment needs and taking full advantage of our diversified product offering, customized outsourcing agreements and Asset360 Programs.

Our Medical Equipment Outsourcing Programs provide a range of services for our customers:

·                  Supplemental and Peak Needs Usage. Our traditional equipment solution for customers is renting patient-ready, medical equipment on a supplemental or peak needs basis. Many of our customers have traditionally owned only the amounts and types of such equipment necessary to service their usual and customary patient census and their typical range of treatment offerings. Our customers rely on us to fulfill many of their equipment needs when they experience a spike or peak in patient census, do not have the resources to maintain their owned equipment in patient-ready condition or require equipment for less common treatments. We rent equipment on a daily, monthly or pay-per-use basis.  Supplemental and peak needs activity is impacted by changes in hospital patient census and patient acuity, which typically fluctuate on a seasonal basis. We believe many of our customers have come to rely on our ability to respond quickly and with significant resources in times of emergency, such as hurricanes, tornadoes, floods, and epidemics to provide needed medical equipment in critical situations. We believe our ability to deliver critical service in extreme situations distinguishes us from our competitors. It also requires us to maintain inventories and infrastructure that we do not believe our competitors currently maintain;

·                  Customized Outsourcing Agreements. We also offer our customers the opportunity to obtain medical equipment through tailored outsourcing agreements. By committing to a tailored outsourcing agreement, our customers are able to secure the availability of an identified pool of patient-ready equipment and to pay for it on a monthly, yearly or pay-per-use basis.  We continue to maintain and repair the equipment during the term of the agreement; and

·                  Asset360 Equipment Management Programs. Our Asset360 Program solution allows our customers to fully outsource the responsibilities and costs of effectively managing medical equipment at their facilities, with the added benefit of enhancing equipment utilization. With the Asset360 Program, equipment types and quantities are adjusted to meet changes in patient census and acuity. Our employees work at the customers’ sites to integrate our equipment management process and proprietary management software technology tools into the customers’ day-to-day operations.  We assume full responsibility for having equipment where and when it is needed at the customer’s facility, removing equipment that is no longer in use and sanitizing, testing and repairing equipment as needed between each patient use. We also perform required training and ‘‘in service’’ sessions to keep our customers’ staffs fully-trained and knowledgeable about the use and operation of key equipment.  As of December 31, 2010, we had 70 Asset360 Programs.

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

·                 access our extensive data and expertise on the cost, performance, features and functions of all major items of medical equipment;

·                 increase productivity of available equipment;

·                 reduce maintenance and management costs through the use of our technology and knowledgeable outsourcing staff;

·                 increase the productivity and satisfaction of their nursing staffs by allowing them to focus on primary patient care responsibilities, leading to lower attrition rates;

·                 reduce the risk of hospital-acquired infections;

·                 mitigate the risks and costs associated with product recalls or modifications;

·                 reduce equipment obsolescence risk; and

·                 facilitate compliance with regulatory and recordkeeping requirements and manufacturers’ specifications on tracking and maintenance of medical equipment.

In addition to providing significant flexibility, we employ technical, clinical, and financial specialists that directly interact with our customers to ensure we are optimizing our equipment life-cycle solutions. We believe that these experts enhance our ability to deliver on the above specified benefits to our customers.

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

For the year ended December 31, 2010, we returned approximately 2,900 of our recalled Colleague pumps and we recognized recalled equipment net gains of approximately $4.5 million. These gains were in the form of a cash refund. At December 31, 2010, we owned approximately 9,000 Colleague pumps. We are continuing the process of evaluating the course of action that best meets the infusion technology needs of our customers and our business. As such, we expect to continue to recognize gains and also expect to increase purchases of infusion pumps to replace recalled units as they are accepted by Baxter. While the timing and extent of those gains or capital expenditures are not readily estimable, we expect them to extend through 2011 and early 2012.

Technical and Professional Services Segment — Plan & Acquire; Maintain & Repair

Our Technical and Professional Services segment accounted for $44.4 million, or approximately 14.0%, of our revenues for the year ended December 31, 2010.  This segment represented 14.2% and 15.6% of total revenue for the years ended December 31, 2009 and 2008, respectively.  We leverage our over 70 years of experience and our extensive equipment database in repairing and maintaining medical equipment.  We offer a broad range of inspection, preventative maintenance, repair, logistic and consulting services through our team of approximately 264 technicians and professionals located throughout the United States in our nationwide network of offices, and managed over 195,000 units of customer owned equipment during the year ended December 31, 2010.  In addition, during the year ended December 31, 2010, we serviced over 375,000 units that we own or directly manage.

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

Our technicians are trained and certified on a wide range of equipment on an ongoing basis directly by equipment manufacturers. Current certifications are maintained and technicians are cross trained to create valuable resources for our customers.  We also operate a quality assurance department to develop and document our own quality standards for our equipment.  We utilize proprietary recordkeeping software to record these services and the records we maintain meet the applicable standards of The Joint Commission, the National Fire Protection Association (“NFPA”) and the Food and Drug Administration (“FDA”). These maintenance records are available to our customers and to regulatory agencies to verify the maintenance of the equipment. We have three primary service programs:

·                  Supplemental Maintenance and Repair Services.    We provide maintenance and repair services on a scheduled and unscheduled basis to supplement the customer’s current maintenance management practices. As part of the supplemental and repair services, we provide service documentation that supports the customer’s regulatory reporting requirements.  Our maintenance and repair service offerings include fee-for-service arrangements, scheduled maintenance and inspection services, full service maintenance, inspection and repair services and vendor management services in which we manage the manufacturer and/or third-party vendors for service delivery, typically on laboratory and radiology equipment.

·                  BioMed360TM Equipment Management Program, or “BioMed360 Program” (formerly Customized Health Care Asset Management Program (“CHAMP®”).  We also provide full and part-time, on-site, resident-based equipment maintenance programs that deliver all the benefits of our supplemental maintenance and repair programs, but with the addition of a medical equipment management program.  This is a coordinated management of customer owned equipment utilizing UHS employees, subcontractors, and a broad range of equipment management consulting services. As of December 31, 2010, we had 149 resident BioMed360 Programs within this segment.

·                  Consulting Services.  We provide equipment consulting services as part of our other equipment management programs or as stand alone services.  Some examples of our consulting services include technology baseline assessments, product comparison research and equipment utilization studies.

Customers

·                  Urban and Teaching Hospitals. We provide our services to large urban and teaching hospitals on a supplemental and fully outsourced basis. Our services are requested by in-house hospital biomedical departments on a supplemental basis because of our extensive expertise with a wide range of medical equipment.  Our service offerings allow hospital staffed biomedical departments to meet the technical requirements and workload demands on their in-house departments.

·                  Small Hospitals and Critical Access Hospitals. We offer comprehensive equipment management and service solutions, including professional and technical services, to small hospitals (those with fewer than 150 beds) and Critical Access Hospitals.  Critical Access Hospitals are rural community hospitals that receive cost-based Medicare reimbursement. These hospitals typically lack the scale and resources to create comprehensive capital plans, or to evaluate, acquire, manage, maintain, repair and dispose of medical equipment. With the BioMed360 Program we assume the complete responsibility for this process and consult with the hospital to create and implement this function.

·                  Alternate Site Providers. We offer our technical and repair services to alternate site providers (such long-term acute care hospitals, skilled nursing facilities, specialty hospitals, nursing homes and home health care providers). Our national infrastructure and presence allow our national customers to eliminate a fragmented local approach to a systematic singular solution. Our nationwide service and repair network allows equipment to be efficiently repaired locally on-site, or picked up and repaired in one of our local offices.

·                  Manufacturers. We provide our logistical and technical services to medical equipment manufacturers. Manufacturers utilize UHS to augment and support manufacturers’ current technical staffs that are experiencing service supply issues during peak needs or FDA recall issues or as a complete outsourced technical provider.  Our offerings include equipment logistics, parts and demonstration management programs. Work is performed on a depot or on-site basis. UHS offerings include warranty repair, non-warranty repair, product recall, field upgrades, routine maintenance, onsite installation, and in-service education.

Medical Equipment Sales and Remarketing Segment - Redeploy & Remarket

Our Medical Equipment Sales and Remarketing segment accounted for $22.5 million, or approximately 7.1%, of our revenues for the year ended December 31, 2010.  This segment represented 7.5% and 7.0% of total revenue for the years ended December 31, 2009 and 2008, respectively.  This segment includes three distinct business activities:

·                  Medical Equipment Remarketing and Disposal. We are one of the nation’s largest buyers and sellers of pre-owned medical equipment.  We buy, source, remarket and dispose of pre-owned medical equipment for our customers and for our own behalf. We provide our customers with the ability to sell their unneeded medical equipment for immediate cash or credit. We provide fair market value assessments and buy-out proposals on equipment the customer intends to trade in for equipment upgrades so that the customer can evaluate the manufacturers’ or alternative offers.  Customers can also take advantage of our disposal services, where we dispose of equipment that has no remaining economic value in a safe and environmentally appropriate manner.

We remarket pre-owned medical equipment to hospitals, alternate site providers, veterinarians and equipment brokers.  This segment of our business focuses on providing solutions to customers that have capital budget dollars available to purchase equipment. We offer a wide range of equipment including equipment we use in our outsourcing programs and diagnostic, ultrasound and x-ray equipment.

·                  Specialty Medical Equipment Sales and Distribution. We use our national infrastructure to provide sales and distribution services to manufacturers of specialty medical equipment on a limited basis.  Our distribution services include providing demonstration services and product maintenance services.  We act as a distributor for only a limited number of products that are particularly suited to our national distribution network or that fit with our ability to provide technical support.  We currently sell equipment in selected product lines including, but not limited to, respiratory percussion vests, continuous passive motion machines, patient monitors, patient handling equipment and infant security systems.

·                  Sales of Disposables. We offer our customers single use disposable items.  Most of these items are used in connection with our outsourced equipment.  We offer these products as a convenience to customers and to complement our full medical equipment management and service solutions.

BUSINESS OPERATIONS

District Offices

As of December 31, 2010, we operated 84 market based district offices, which allow us to provide our equipment management and service solutions to customers in virtually all markets throughout the United States.  Each district office is responsible for servicing their local health care market.  Each office maintains an inventory of locally demanded equipment, parts, supplies, and other items tailored to accommodate the needs of individual customers within its geographical area. Should additional or unusual equipment be required by one of our customers, a district office can draw upon the resources of all of our other districts.  With access to over 375,000 owned or managed pieces of equipment available for customer use, we can most often obtain the necessary equipment within 24 hours.

Depending on the district office size and demands, our district offices are staffed by multi-disciplined teams of sales professionals, service representatives, customer service technicians, and biomedical equipment technicians trained to provide the spectrum of services we offer our customers.  Employees providing resident-based services through our Asset360 and BioMed360 Programs are supported by site based managers and/or the district offices in the markets where their customers are located.

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

Medical Equipment Fleet

We acquire or manage medical equipment to meet our customers’ needs in seven primary product areas: respiratory therapy, newborn care, critical care, patient monitors, patient handling (which includes fall management, bariatrics, beds, stretchers and wheelchairs), pressure area management (such as therapy surfaces) and wound therapy. We maintain one of the most technologically advanced equipment fleets in the industry, routinely acquiring new and pre-owned equipment to enhance our fleet.  Our specialized equipment portfolio managers evaluate new products each year to keep abreast of current market technology and to determine whether to add new products to our equipment fleet.  In making equipment purchases, we consider a variety of factors, including manufacturer credibility, repair and maintenance costs, anticipated user demand, equipment mobility and anticipated obsolescence.  Historically, we have purchased and owned directly the equipment used in our Medical Equipment Outsourcing programs.  During 2007, we entered into “revenue sharing” agreements with a select number of manufacturers of equipment where the manufacturers retain ownership of the equipment, but we take possession and manage the rental of the equipment to customers.  In January 2010, one of these agreements was modified such that the Company purchased the manufacturer’s equipment it had managed and the revenue share portion of the agreement was terminated. During the year ended December 31, 2010, we owned or managed over 375,000 pieces of equipment available for use by our customers.

In 2010, our ten largest manufacturers of medical equipment supplied approximately 78% (measured in dollars spent) of our direct medical equipment purchases.  In 2010, our two largest medical equipment suppliers, respectively, accounted for approximately 29% and 28% of our medical equipment purchases (measured in dollars spent).

We seek to ensure availability of equipment at favorable prices. We generally do not enter into long-term fixed price contracts with suppliers of our equipment.  We may receive price discounts related to the volume and timing of our purchases. The purchase price we pay for equipment generally ranges from $1,000 to $15,000 per item.

OUR STRENGTHS

We believe our business model presents an attractive value proposition to our customers and has resulted in significant growth in recent years.  We provide our customers with a wide array of services across the full spectrum of the equipment lifecycle. Our over 70 years of experience and reputation as the “go to” company in critical situations has earned us a leading position in our industry.

We attribute our historical success to, and believe that our potential for future growth comes from, the following strengths:

Unique position in the health care arena.  We believe that we are unique in providing the largest breadth of comprehensive medical equipment management and service solutions to the health care industry.  While we have competitors that may offer products and services in various stages of the equipment lifecycle, none provide the comprehensive approach to customers that we do.  Our extensive relationships with more than 4,250 hospitals, approximately 4,350 alternate site providers, over 175 medical equipment manufacturers and many of the nation’s largest GPOs and many of the IDNs, of which many are long-standing, present a unique position and value proposition in the health care arena.

We are uniquely positioned in the health care industry as a result of our:

·                  investment in our large and modern fleet of medical equipment;

·                  diversified product offering and customized solutions;

·                  nationwide infrastructure for service and logistics;

·                  proprietary medical equipment management software and tools;

·                  commitment to customer service that has earned us a reputation as a leader in quality, value, and service in our industry;

·                  extensive knowledge and experience in acquiring, managing, maintaining and remarketing medical equipment;

·                  team of technical, clinical, and financial experts; and

·                  performance and reliability in critical times of need by our customers.

Large, modern equipment fleet.  We own or manage an extensive, modern fleet of medical equipment, which during the year ended December 31, 2010, consisted of over 375,000 units available for use to our customers. This modern equipment fleet, along with our quality assurance programs and tools, places us in a leadership position in the areas of quality and patient safety.  It also places us in a unique position to service “high end” acute care hospitals, such as teaching, research or specialty institutions that demand the most current technology to satisfy the increasingly complex needs of their patients.

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

Industry with favorable fundamentals.  Our business benefits from the overall favorable trends in health care in general and our segments in particular.  There is a fundamental shift in the needs of hospitals and alternate site providers from supplemental and peak needs supply of medical equipment to full, on-site equipment management programs.  This move to full outsourcing is not unlike trends in similar services at hospitals including food service, laundry, professional staffing and technology.  The strong fundamentals in our Medical Equipment Outsourcing segment are being driven by the following trends:

·                  Favorable demographic trends.  According to the U.S. Census Bureau, individuals aged 65 and older in the United States comprise the fastest growing segment of the population. This segment is expected to grow to approximately 80 million individuals by 2030. This represents a 42% increase in the 65 and older segment of the population over the next 20 years. As a result, over time, the number of patients and the volume of hospital admissions are expected to grow.  The aging population and increasing life expectancy are driving demand for health care services.

·                  Increase in obesity.  The U.S. population is getting heavier, with over 33 states reportedly now having obesity prevalence rates over 25% as of 2009, compared to zero states with such rates in 2000 (Source: CDC State-Specific Obesity Prevalence Among Adults — United States, 2009). According to the CDC, the increase in obesity prevalence rates translates into annual obesity related health care costs in excess of $147 billion. Therefore, health care facilities must be prepared for the medical needs of obese and morbidly obese patients.

·                  Increased capital and operating expense pressures and regulatory scrutiny.  Hospitals continue to experience restricted capital and operating budgets, while the cost and complexity of medical equipment increases. Furthermore, the increasing complexity and sophistication of medical equipment brings with it more record keeping and regulatory scrutiny of the use and maintenance of medical equipment in the health care setting. We expect that hospitals will increasingly look to us to source these capital equipment needs and manage medical equipment to achieve capital and operating expense savings, operating efficiencies, and regulatory compliance.

·                  Caregiver retention and satisfaction.  Hospitals continue to experience nursing and other caregiver retention and job satisfaction pressures.  We expect that with these internal pressures, hospitals will increasingly turn to our programs to outsource medical equipment management duties and related management challenges.

·                  Demand for better patient safety and outcomes.  Hospitals across the United States are focused on improving patient safety and outcomes, which includes efforts to minimize the incidence of hospital-acquired infections, patient falls and pressure ulcers.  Hospitals turn to us to assist them in managing their equipment to help them to minimize these incidents, thereby improving patient safety and outcomes while reducing the cost of these events.

No direct third-party payor reimbursement risk.  Many health care providers rely on payment from patients or reimbursement from third-party payors. Our fees are paid directly by our customers, rather than by third-party payors, such as Medicare, Medicaid, managed care organizations or indemnity insurers. Accordingly, our exposure to uncollectible patient or reimbursement receivables or Medicare or Medicaid reimbursement changes is reduced, as evidenced by our bad debt expense of approximately 0.07%, 0.5% and 0.7% of total revenues for the years ended December 31, 2010, 2009 and 2008, respectively.

Strong value proposition.  With our focus and expertise in medical equipment lifecycle solutions, we are able to create a strong value proposition for our customers.  All of our equipment lifecycle solutions focus on delivering our customers with:

·                  lower capital and operating costs;

·                  enhanced staff productivity and satisfaction; and

·                  improved patient safety and outcomes.

Technical, clinical and financial specialists. We employ a number of technical, clinical and financial specialists that engage directly with our customers to drive better cost, efficiency and clinical outcomes. Our specialists employ:

·                  Gateway solutions which offer an entry point to the economic buyer and include peak need rentals, technical services, and sales and remarketing;

·                  Vertical solutions to provide clinical offerings tailored to specific patient needs in the areas of wound management, fall management, bariatrics, respiratory therapy, and maternal and infant care;  and

·                  Comprehensive solutions through our Asset360 Programs and BioMed360 Programs to drive efficiencies and allow customers to effectively manage costs.

Performance and reliability in time of critical need by our customers. We believe that many of our customers have come to rely on our ability to respond quickly and with significant resources in times of emergency, such as hurricanes, tornadoes, floods, and epidemic outbreaks to bring in needed medical equipment in critical situations. We believe our ability to provide critical service in extreme situations distinguishes us from our competitors. It also requires us to maintain inventories and infrastructure that we do not believe our competitors currently maintain.

GROWTH STRATEGY

Historically, we have experienced significant and sustained organic and strategic growth.  Our overall growth strategy is to continue to grow both organically and through strategic acquisitions.

Organic Growth

We believe that the following external and market factors will provide us significant growth opportunities:

·                  the aging population;

·                  increasing life expectancy;

·                  increasing obesity and patient acuity;

·                  continued increase in the number, complexity and sophistication of medical technologies;

·                  increasing cost and staffing pressures in hospitals;

·                  continuing growth of outsourcing of non-core functions by hospitals, alternate site providers and manufacturers; and

·                  increasing demand by payors and providers for equipment based solutions.

Our organic growth will be driven internally by the following factors:

·                  growing our outsourcing business through customer education and increasing the numbers and types of equipment we offer in our programs;

·                  converting peak needs rental and biomedical service customers to fully outsourced resident-based programs;

·                  growing our less capital intensive technical and professional services, equipment sales and remarketing and outsourcing revenue share businesses;

·                  increasing the number of hospitals, alternative care facilities and manufacturers to which we provide services; and

·                  expanding and deepening our relationships with customers and manufacturers to develop more effective and comprehensive offerings tailored to the unique needs of caregivers.

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

Subsequent Event

On February 6, 2011, we and our wholly owned subsidiary, Sunrise Merger Sub, Inc., a Nevada corporation (“Sunrise Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Emergent Group Inc., a Nevada corporation ( “Emergent Group”). Pursuant to the Merger Agreement, the Company and Sunrise Merger Sub commenced a tender offer (the “Offer”) on March 2, 2010 to purchase all of the issued and outstanding shares of Emergent Group’s common stock, par value $0.04 per share, at a purchase price of $8.46 per share in cash to be followed by a merger of Sunrise Merger Sub with and into Emergent Group with Emergent Group (the “Merger”) surviving as a wholly owned subsidiary of the Company. The total enterprise value of the transaction including debt assumption is approximately $70.0 million and Parent will fund the transaction by drawings under its existing $195.0 million credit facility, which is described in Note 6 in the accompanying Financial Statements.

This acquisition is expected to be complete within 45 to 90 days of the February 6, 2011 signing. Consummation of the Offer and the Merger are subject to various closing conditions, including the tender of 65% of the Shares and other customary closing conditions.  The Merger Agreement also includes customary termination provisions for both Emergent Group and UHS and provides that, in connection with the termination of the Merger Agreement under specified circumstances, Emergent Group will be required to pay UHS a termination fee of approximately $2.2 million.

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

EMPLOYEES

We had 1,662 regular employees as of December 31, 2010, including 1,472 full-time and 190 part-time employees. Of such employees, 145 were sales representatives, 1,346 were operations personnel and 171 were employed in corporate support functions.

None of our employees are covered by a collective bargaining agreement, and we have experienced no work stoppages to date. We believe that our relations with our employees are good.

INTELLECTUAL PROPERTY

In 2010, we filed applications with the United States Patent and Trademark Office, on our “Asset360” and “BioMed360” marks in connection with our resident based programs in both our Medical Equipment Outsourcing and Technical and Professional Services segments, respectively. We previously registered with the United States Patent and Trademark Office: “Universal Hospital Services, Inc.,” ‘‘UHS®’’ and the UHS logo; “Equipment Lifecycle Services” and the Equipment Lifecycle Services logo; and “CHAMP.” United States service mark registrations are generally for a term of 10 years, renewable every 10 years if the mark is used in the regular course of business.

We have a domain name registration for UHS.com, which serves as our main website, and my.UHS.com and myservice.UHS.com, which are web-based tools that provide 24 hour on-demand access to equipment reports for all equipment outsourced or maintained by us.

We have developed a number of proprietary software programs to directly service or support our customers including “inCareTM” (formerly, Asset Information Management System for Central Services (“AIMS/CS”)), which is a medical equipment inventory management system that allows UHS to track the location and usage of equipment we are managing at the customers’ location in our Asset360 Program. “MyUHSTM” is our online ordering and reporting site which accesses our proprietary programs (formerly, Resource for Equipment Documentation System (“REDS”) and Operator Error

Identification System (“OEIS”)), specifically designed to help customers meet medical equipment documentation and reporting needs under applicable regulations and standards, such as those promulgated by the FDA and The Joint Commission. Additionally, this tool provides detail reporting on utilization, compliance, and analytics for management. “inServiceTM” is our equipment maintenance and planning system which houses our work order system and assists in our customers regulatory compliance recordkeeping. “inCommandTM” encompasses the proprietary software tools that allow our employees to manage and maintain our extensive equipment fleet and serve our customers more effectively and efficiently.

MARKETING

We market our programs primarily through our direct sales force, which consisted of 145 professional sales representatives as of December 31, 2010.  Our direct sales force is organized into two regions and ten sales divisions.  We support our direct sales force with technical, clinical and financial specialists, who provide comprehensive solutions for our customers. Our national accounts team also supports our direct sales force through its focus on securing national and regional contracts.

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

REGULATORY MATTERS

Sarbanes-Oxley

There were no significant external costs incurred during the years ended December 31, 2010, 2009 and 2008, related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”).  On September 21, 2010 the Securities and Exchange Commission (“SEC”) announced the permanent exemption of the requirement for non-accelerated filers (such as UHS) to include in their annual reports an auditor’s attestation report on internal control over financial reporting.

Regulation of Medical Equipment

Our customers are subject to documentation and safety reporting regulations and standards with respect to the medical equipment they use, including those established by the FDA, The Joint Commission and the NFPA. Some states and municipalities also have similar regulations.

We monitor changes in regulations and standards to accommodate the needs of customers by providing specific product and manufacturer information upon request. Manufacturers of medical equipment are subject to regulation by agencies and organizations such as the FDA, Underwriters Laboratories and the NFPA. We believe that all medical equipment we outsource conforms to these regulations.

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

Besides the FDA, a number of states regulate medical device distributors and wholesalers either through pharmacy or device distributor licensure. Currently, we hold such licenses in 12 states. Some licensure regulations and statutes in additional states may apply to our activities. Although our failure to possess such licenses in these states for our existing operations may subject us to certain monetary fines, we do not believe the extent of such fines, in the aggregate, would be material to our liquidity, financial condition or results of operations.

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

The  Patient Protection and Affordable Care Act and The Health Care and Education Responsibility Act of 2010 (together, the Affordable Care Act) were signed into law by President Obama in March 2010, and will result in significant reforms to the U.S. health care system and the structure of the health care provider delivery system.  The Affordable Care Act calls for additional transparency around payments made by the pharmaceutical and medical device industries to doctors and teaching hospitals, which may include gifts, food, travel and speaking or consultancy fees. All U.S. manufacturers of drugs, devices, biologics or medical supplies for which payment is available under government-funded health insurance programs (i.e., Medicare, Medicaid and the State Children’s Health Insurance Program) must report to the U.S. Department of Health and Human Services any payment or gift, which represents a “transfer of value,” to a physician or teaching hospital, including detailed information about the nature and value of remuneration provided. Additionally, states may require manufacturers to report information that is not required or is exempted under the federal reporting requirements. For example, a state may require manufacturers to report advertising expenditures, loans of medical devices, in-kind gifts to charities and payments to other recipients, group purchasing organizations and retailers.  We are currently in the process of identifying applicable state reporting requirements as they become effective.

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

Hospitals and alternate site providers face cost containment pressures from public and private insurers and other managed care providers, such as health maintenance organizations, preferred provider organizations and managed fee-for-service plans, as these organizations continue to place controls on the reimbursement and utilization of health care services. We believe that these payors have followed or will follow the government in limiting the services that are reimbursed and in exerting downward pressure on prices. In addition to promoting managed care plans, employers are increasingly self funding their benefit programs and shifting costs to employees through increased deductibles, co-payments and employee contributions.  Hospitals and health care facilities are also experiencing an increase in uncompensated care or “charity care,” which causes increased economic pressures on these organizations.  We believe that these cost reduction efforts will place additional pressures on health care providers’ operating margins and will encourage efficient equipment management practices such as the use of our outsourcing and Asset360 Program solutions.

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

ITEM 1A:  Risk Factors

Our business is subject to various risks and uncertainties. Any of the risks discussed below, or elsewhere in this Annual Report on Form 10-K or our other filings with the

SEC, could materially adversely affect our business, financial condition or results of operations.

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our indebtedness.

We have a significant amount of indebtedness which could have important consequences.

For example, it could:

·                  make it more difficult for us to satisfy our debt obligations;

·                  increase our vulnerability to general adverse economic, industry and competitive conditions;

·                  require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

·                  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

·                  place us at a competitive disadvantage compared to our competitors that have less leverage;

·                  limit our ability to borrow additional funds;

·                  limit our ability to make investments in technology and infrastructure improvements; and

·                  limit our ability to make significant acquisitions.

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

We require substantial cash to operate our Medical Equipment Outsourcing programs and service our debt.  Our outsourcing programs require us to invest a significant amount of cash in medical equipment purchases.  To the extent that such expenditures cannot be funded from our operating cash flow, borrowings under our senior secured credit facility or other financing sources, we may not be able to grow as currently planned.  We currently expect that over the next 12 months, we will invest approximately $65.0 million in new and pre-owned medical equipment and other capital expenditures.  This estimate is subject to numerous assumptions, including revenue growth, the number of Asset360 Program signings, and any significant changes in customer contracts.  In addition, a substantial portion of our cash flow from operations must be dedicated to servicing our debt and there are significant restrictions on our ability to incur additional indebtedness under our second lien senior indenture and the credit agreement governing our senior secured credit facility.

Primarily because of our debt service obligations and debt refinancing charges and elevated depreciation and amortization charges we have incurred subsequent to the Transaction, we have had a history of net losses.  If we consistently incur net losses, it could result in our inability to finance our business in the future.  We had net losses of $29.1, $18.6 and $23.5 million during the years ended December 31, 2010, 2009 and 2008, respectively.  Our ability to use our United States federal income tax net operating loss carryforwards to offset our future taxable income may be limited.  If we are limited in our ability to use our net operating loss carryforwards in future years in which we have taxable income, we will pay more current taxes than if we were able to utilize our net operating loss carryforwards without limitation, which could harm our results of operations and liquidity.

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

The Company has a defined benefit pension plan covering certain current and former employees.  Although benefits under the pension plan were frozen in 2002, funding obligations under our pension plan continue to be impacted by the performance of the financial markets.  If the financial markets do not provide the long-term returns we have assumed, the likelihood of our being required to make contributions will increase.  The equity markets can be, and recently have been, volatile, and therefore our estimate of future contribution requirements can change dramatically in relatively short periods of time.

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

We believe our customers have been adversely affected by the current global economic downturn and the volatility of the credit and capital markets in recent years, which have led to declines in commercial and consumer spending. The impact of the global economic downturn on our customers may result in, among other things, decreased patient census, decreased number of non-essential patient services, increased uncompensated care and bad debt, increased difficulty obtaining financing on favorable terms and tighter capital and operating budgets.  Many of our customers depend on investment income to supplement inadequate third-party payor reimbursement.  The recent disruption in the capital and credit markets has adversely affected the value of many investments, reducing our customers’ ability to access cash reserves to fund their operations.  If current economic conditions continue or worsen, our customers may seek to further reduce their costs and may be unable to pay for our services, resulting in reduced orders, slower payment cycles, increased bad debt, and customer bankruptcies.

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

We purchased medical equipment from approximately 150 manufacturers in 2010.  Our ten largest manufacturers of medical equipment accounted for approximately 78% of our direct medical equipment purchases in 2010.  Adverse developments concerning key suppliers or our relationships with them could force us to seek alternative sources for our medical equipment or to purchase such equipment on less unfavorable terms.  A delay in procuring equipment or an increase in our cost to purchase equipment could limit our ability to provide equipment to our customers on a timely and cost-effective basis.  In addition, if we do not have access to certain parts, or if manufacturers do not provide access to the appropriate equipment manuals or training, we may not be able to provide certain technical and professional services.

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

For the year ended December 31, 2010, approximately 67% of our outsourcing revenue was derived from customers that contracted with us or from hospitals and other providers that purchased equipment or services from us through a GPO that contracted with us on behalf of its members.  The source of the remaining 33% of revenue was from customers that do not purchase equipment or services from us through a contract.  Our customers are generally not obligated to outsource our equipment under long-term commitments.  In addition, many of our customers do not sign written contracts with us fixing the rights and obligations of the parties regarding matters such as billing, liability, warranty or use.  Therefore, we face risks such as fluctuations in usage, inaccurate or false reporting of usage by customers and disputes over liabilities related to equipment use.  We do not have written contracts with some of our Asset360 Program customers for which we provide a substantial portion of the medical equipment that they use and provide substantial staffing resources.  The non-contracted services we provide could be terminated by the customer without notice or payment of any termination fee.  A large number of such terminations may adversely affect our ability to generate revenue growth and sufficient cash flows to support our growth plans.  In addition, those customers with long-term commitments may have contracts that do not permit us to raise our prices, yet our cost to serve may increase. Any of these risks could reduce our ability to operate and expand our business.

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

Acquisitions may involve numerous risks, including:

·                  difficulties assimilating personnel and integrating distinct business cultures;

·                  diversion of management’s time and resources from existing operations;

·                  potential loss of key employees or customers of acquired companies; and

·                  exposure to unforeseen liabilities of acquired companies.

If we are unable to continue to grow through acquisitions, our ability to generate revenue growth may be impaired.

Uncertainty surrounding health care reform initiatives remains.  Depending on the scope, form, and implementation of final health care reform legislation, our business may be adversely affected.

The health care industry is undergoing significant change. In March 2010, the Congress adopted and President Obama signed into law the Affordable Care Act. The Affordable Care Act is expected to increase the number of Americans with health insurance coverage by approximately 32 million through individual and employer mandates and subsidies offered to lower income individuals. The majority of the expected increase in the number of insureds is expected to occur after 2014, as the state-based insurance exchanges provided for in the Affordable Care Act open, individual and employer mandates take effect, and Medicaid eligibility is broadened. While the increase in coverage could translate into increased utilization of our products and services, health care reform and political uncertainty have historically resulted in changes in how our customers purchase our services and have adversely affected our revenues. Provider revenue per service may decline with reductions in Medicare and Medicaid reimbursement. Furthermore, the implementation of the Affordable Care Act may impose changes in health care delivery, reimbursement, operations or record keeping that are not compatible with our current offerings, which could force us to incur additional compliance costs. Federal and state governments also continue to enact and consider various legislative and regulatory proposals that could materially impact certain aspects of the health care system. We cannot predict with certainty what healthcare initiatives, if any, will be implemented or what the ultimate effect of federal health care reform (including, but not limited to, the Affordable Care Act) or any future legislation or regulation will have on our operating results or financial condition.

Changes in third-party payor reimbursement for health care items and services, as well as economic hardships faced by other parties from which our customers obtain funding, may affect our customers’ ability to pay for our services, which could cause us to reduce our prices or adversely affect our ability to collect payments.

Although our customers are health care providers that pay us directly for the services we deliver, they rely on third-party payor reimbursement for a substantial portion of their operating revenue.  Third-party payors include government payors like Medicare and Medicaid and private payors like insurance companies and managed care organizations.  Third-party payors continue to engage in widespread efforts to control health care costs. Their cost containment initiatives include efforts to control utilization of services and limit reimbursement amounts. Reimbursement limitations can take many forms, including discounts, non-payment for certain care (for example, care associated with certain hospital-acquired conditions) and fixed payment rates for particular treatment modalities or plans, regardless of the provider’s actual costs in caring for a patient.  Reimbursement policies have a direct effect on our customers’ ability to pay us for our services and an indirect effect on the prices we charge.  Ongoing concerns about rising health care costs may cause more restrictive reimbursement policies to be implemented in the future.  Restrictions on the amounts or manner of reimbursements or funding to health care providers may affect the financial strength of our customers and amount our customers are able to pay for our services.

In addition, a portion of our customers derive funding from state and local government sources, some of which are facing financial hardships, including decreased funding.  Any limitation or elimination of funding to our customers by these sources could also affect the financial strength of our customers and the amount they are able to pay for our services.

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

If we are unable to maintain existing contracts or contract terms with, or enter into new contracts with our customers, we may lose customers and/or the associated revenues.

Our revenue maintenance and growth depends, in part, on continuing contracts with customers, including through GPOs and IDNs, with which certain of our customers are affiliated.  In the past, we have been able to maintain and renew such contracts and expand the services we offer under such contracts.  If we are unable to maintain our contracts, or if the GPOs or IDNs seek additional discounts or other more beneficial terms on behalf of their members, we may lose a portion of existing business with, or revenues from, customers that are members of such GPOs and IDNs.

Our cash flow fluctuates during the year because operating income as a percentage of revenue fluctuates with our quarterly operating results and we make semi-annual debt service payments.

Our results of operations have been and can be expected to be subject to quarterly fluctuations.  We may experience increased revenues in the first and fourth quarters of the year, depending upon the timing and severity of the cold and flu season and the related increased hospital census and medical equipment usage during that season. Because a significant portion of our expenses are relatively fixed over these periods, our operating income as a percentage of revenue tends to increase during the first and fourth quarter of each year.  If the cold and flu season is delayed by as little as one month, or is less severe than in prior periods, our quarterly operating results for a current period can vary significantly from prior periods.  Our quarterly results can also fluctuate as a result of such other factors as the timing of acquisitions, new Asset360 Program agreements or new office openings.

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

The health care industry is required to comply with extensive and complex laws and regulations at the federal, state and local government levels.  While the majority of these regulations do not directly apply to us, there are some that do, including the Food, Drug and Cosmetic Act (“FDCA”) and certain state pharmaceutical licensing requirements. Although we believe we are in compliance with the FDCA, if the FDA expands the reporting requirements under the FDCA, we may be required to comply with the expanded requirements and may incur substantial additional expenses in doing so.  With respect to state requirements, we are currently licensed in 12 states and may be required to obtain additional licenses, permits and registrations as state requirements change.  Our failure to possess such licenses for our existing operations may subject us to certain additional expenses.

In addition to the FDCA and state licensing requirements, we are impacted by federal and state laws and regulations aimed at protecting the privacy of individually identifiable health information, among other things, and detecting and preventing fraud, abuse and waste with respect to federal and state health care programs.  Some of these laws and regulations apply directly to us.  Additionally, many of our customers require us to abide by their policies relating to patient privacy, state and federal anti-kickback acts, and state and federal false claim acts and whistleblower protections. Since the Affordable Care Act provides for further oversight over and detection of fraud and abuse activities, we expect many of our customers to continue to require us to abide by such policies.

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

Our customer contracts may include limitations on our ability to increase prices over the term of the contract. On the other hand, we rely on third parties, including subcontractors, to provide some of our services and supplies and we do not always have fixed pricing contracts with these subcontractors. Therefore, we are at risk of incurring increased costs that we are unable to pass through to our customers. In addition, the Affordable Care Act imposes a 2.3% annual excise tax on the purchase of certain medical devices in the United States, commencing in January 2013. If we are unable to offset the cost of this excise tax through increased demand for our services, cost reductions or price increases, we may experience lower profitability and our results of operations may be materially and adversely affected.

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

ITEM 1B:  Unresolved Staff Comments

None.

ITEM 2:  Properties

As of December 31, 2010, we operated 84 full service district offices and six technical service Centers of Excellence.  We lease our district offices, averaging approximately 7,500 square feet, and our Centers of Excellence.  None of our offices are dedicated to a single business segment.  Our corporate office is located at a 41,000 square foot leased facility in Edina, Minnesota.

ITEM 3:  Legal Proceedings

The Company, from time to time, may become involved in litigation arising out of operations in the normal course of business.  Asserted claims are subject to many uncertainties and the outcome of individual matters is not predictable.

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

As of December 31, 2010, we were not a party to any other pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results, financial position or cash flows.

Subsequent Event

Since February 22, 2011, three putative shareholder class action complaints challenging the transactions contemplated by the Merger Agreement were filed on behalf of three separate plaintiffs in the Superior Court of the State of California in the County of Los Angeles against Emergent Group, UHS, Sunrise Merger Sub and the individual members of the Emergent Group Board. The complaints allege, among other things, that the members of the Emergent Group Board breached their fiduciary duties owed to the public shareholders of Emergent Group by attempting to sell Emergent Group by means of an unfair process with preclusive deal protection devices at an unfair price of $8.46 in cash per Share and by entering into the Merger Agreement, approving the Offer and the proposed Merger, engaging in self dealing and failing to take steps to maximize the value of Emergent Group to its public shareholders. The complaints further allege that Emergent Group, UHS and Sunrise Merger Sub aided and abetted such breaches of fiduciary duties. In addition, the complaints allege that certain provisions of the Merger Agreement unduly restrict Emergent Group’s ability to negotiate with rival bidders. The complaints seek, among other things, declaratory and injunctive relief concerning the alleged fiduciary breaches, injunctive relief prohibiting the defendants from consummating the Merger and other forms of equitable relief.   Beginning on March 8, 2011, the plaintiffs in these lawsuits filed an application to compel expedited discovery. Management believes that any such resolution would not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

ITEM 4:  [Removed and Reserved]

PART II

ITEM 5:  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 1, 2011, Parent owns, and at all times during 2010 and 2009 Parent has owned, all 1,000 shares of our common stock, par value $.01 per share. There is no established public trading market for our common stock, and during 2010 and 2009, we did not declare or pay a cash dividend on any class of our common stock.  Historically, we have paid no cash dividends and we do not expect to pay them in the foreseeable future.  Our debt instruments contain certain restrictions on our ability to pay cash dividends on our common stock (see the information regarding our Notes and senior secured credit facility contained under the caption “Liquidity and Capital Resources” in Item 7 of this Annual Report on Form 10-K).

We did not repurchase any of our equity securities during 2010.

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

In connection with the Transaction in 2007, the Company incurred significant indebtedness and is highly leveraged (see “Liquidity and Capital Resources” under Item 7 to this Annual Report on Form 10-K.)  In addition, the purchase price paid in connection with the Transaction has been allocated to state the acquired assets and liabilities at fair value.  The accounting adjustments increased the carrying value of our property and equipment and inventory, established intangible assets for our customer relationships, supply agreement, trade names and trademarks, technology database and non-compete agreements and revalued our long-term benefit plan obligations, among other things.  Subsequent to the Transaction, interest expense, non-cash depreciation and amortization charges have significantly increased.  As a result, our successor financial statements are not comparable to our predecessor financial data.

(in thousands)

				Seven	Five
				Months	Months	Year
				Ended	Ended	Ended
	Years Ended December 31,			December 31,	May 31,	December 31,
	2010	2009	2008	2007	2007	2006
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Statement of Operations Data:
Total revenues	$317,422	$297,204	$289,119	$156,454	$107,522	$225,075
Cost of medical equipment outsourcing, sales and service	209,048	196,536	191,930	106,422	62,696	130,872
Gross margin	108,374	100,668	97,189	50,032	44,826	94,203

Selling, general and administrative:
Transaction and related costs	—	—	—	306	26,891	—
Intangible asset impairment charge	—	—	4,000	—	—	—
Other selling, general and administrative	89,336	84,225	85,166	48,647	28,692	61,940
Total selling, general and administrative	89,336	84,225	89,166	48,953	55,583	61,940
Operating income (loss)	19,038	16,443	8,023	1,079	(10,757)	32,263
Interest expense	46,457	46,505	46,878	26,322	13,829	31,599
Loss on extinguishment of debt	—	—	—	1,041	22,396	—
Income (loss) before income taxes	(27,419)	(30,062)	(38,855)	(26,284)	(46,982)	664
Provision (benefit) for income taxes	1,692	(11,489)	(15,359)	(10,188)	492	612
Net income (loss)	$(29,111)	$(18,573)	$(23,496)	$(16,096)	$(47,474)	$52

(dollars in thousands)

				Seven	Five
				Months	Months	Year
				Ended	Ended	Ended
	Years Ended December 31,			December 31,	May 31,	December 31,
	2010	2009	2008	2007	2007	2006
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Other Financial Data:
Net cash provided by (used in) operating activities	$76,156	$55,988	$56,249	$(4,495)	$34,318	$48,871
Net cash used in investing activities	(74,205)	(50,550)	(71,395)	(370,870)	(48,060)	(51,711)
Net cash provided by (used in) financing activities	$(1,951)	$(17,444)	$27,152	$375,365	$13,742	$2,840

Other Operating Data (as of end of period):
Medical equipment (approximate number of owned outsourcing units)	231,000	223,000	211,000	194,000	185,000	173,000
District offices	84	84	84	80	79	79
Number of outsourcing hospital customers	4,250	4,200	4,125	3,875	3,800	3,600
Number of total outsourcing customers	8,600	8,450	8,150	7,450	7,200	6900

Depreciation and amortization	$91,739	$87,047	$85,823	$48,813	$22,823	$45,454
Intangible asset impairment charge	—	—	4,000	—	—	—
EBITDA(1)(2)	110,777	103,490	97,846	48,851	(10,330)	77,717

(in thousands)

					As of
	As of December 31,				December 31,
	2010	2009	2008	2007	2006
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
Balance Sheet Data:
Working capital (3)	$23,550	$32,352	$22,754	$18,778	$20,913
Total assets	833,028	835,403	877,725	878,752	265,006
Total debt	525,045	518,619	531,343	497,335	310,191
Shareholders’ equity (deficiency)	146,739	173,991	188,451	223,695	(92,981)

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

(2)          The following is a reconciliation of net cash provided by operating activities to EBITDA:

(in thousands)

				Seven	Five
				Months	Months	Year
				Ended	Ended	Ended
	Years Ended December 31,			December 31,	May 31,	December 31,
	2010	2009	2008	2007	2007	2006
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Net cash provided by (used in) operating activities	$76,156	$55,988	$56,249	$(4,495)	$34,318	$48,871
Changes in operating assets and liabilities	(2,064)	6,159	3,601	34,502	(27,805)	678
Other non-cash expenses	(11,464)	6,327	6,477	2,710	(31,164)	(4,043)
Provision (benefit) for income taxes	1,692	(11,489)	(15,359)	(10,188)	492	612
Interest expense	46,457	46,505	46,878	26,322	13,829	31,599
EBITDA	$110,777	$103,490	$97,846	$48,851	$(10,330)	$77,717

(3)          Represents total current assets (excluding cash and cash equivalents) less total current liabilities (excluding current portion of long-term debt).

Segment Information

(in thousands)

	Year Ended December 31, 2010
	Medical Equipment Outsourcing	Technical and Professional Services	Medical Equipment Sales and Remarketing	Corporate and Unallocated	Total
Revenues	$250,455	$44,426	$22,541	$—	$317,422
Cost of revenue	91,520	31,690	16,342	—	139,552
Medical equipment depreciation	69,496	—	—	—	69,496
Gross margin	$89,439	$12,736	$6,199	$—	$108,374

Total assets	$409,315	$85,175	$18,603	$319,935	$833,028

(in thousands)

	Year Ended December 31, 2009
	Medical Equipment Outsourcing	Technical and Professional Services	Medical Equipment Sales and Remarketing	Corporate and Unallocated	Total
Revenues	$232,623	$42,395	$22,186	$—	$297,204
Cost of revenue	83,553	30,539	18,177	—	132,269
Medical equipment depreciation	64,267	—	—	—	64,267
Gross margin	$84,803	$11,856	$4,009	$—	$100,668

Total assets	$420,940	$85,867	$18,603	$309,993	$835,403

(in thousands)

	Year Ended December 31, 2008
	Medical Equipment Outsourcing	Technical and Professional Services	Medical Equipment Sales and Remarketing	Corporate and Unallocated	Total
Revenues	$223,676	$45,225	$20,218	$—	$289,119
Cost of revenue	82,030	32,676	15,473	—	130,179
Medical equipment depreciation	61,751	—	—	—	61,751
Gross margin	$79,895	$12,549	$4,745	$—	$97,189

Total assets	$432,643	$86,559	$18,603	$339,920	$877,725

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

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are a leading nationwide provider of medical equipment management and service solutions to the health care industry. Our customers include national, regional and local acute care hospitals, alternate site providers (such long-term acute care hospitals, skilled nursing facilities, specialty hospitals, nursing homes, and home care providers) and medical equipment manufacturers. We provide our customers solutions across the spectrum of the equipment life cycle as a result of our position as one of the industry’s largest purchasers and outsourcers of medical equipment. During the year ended December 31, 2010, we owned or managed over 570,000 pieces of medical equipment consisting of 375,000 owned or managed pieces in our Medical Equipment Outsourcing segment and 195,000 pieces of customer owned equipment we managed in our Technical and Professional Services segment. Our diverse medical equipment outsourcing customer base includes more than 4,250 acute care hospitals and approximately 4,350 alternate site providers.  We also have relationships with more than 175 medical equipment manufacturers and all of the nation’s largest group purchasing organizations (“GPOs”) and many of the integrated delivery networks (“IDNs”).  All of our solutions leverage our nationwide network of 84 offices and our more than 70 years of experience managing and servicing all aspects of medical equipment.  Our fees are paid directly by our customers rather than from direct reimbursement from third-party payors, such as private insurers, Medicare, or Medicaid.  We commenced operations in 1939, originally incorporated in Minnesota in 1954 and reincorporated in Delaware in 2001.  Historically, we have experienced significant and sustained growth. Our overall growth strategy is to continue to grow both organically and through strategic acquisitions. In 2010, we have increased our focus on potential acquisitions and international growth opportunities.

As one of the nation’s leading medical equipment lifecycle services companies, we design and offer comprehensive solutions for our customers that help reduce capital and operating expenses while increasing equipment and staff productivity and support improved patient safety and outcomes.

We report our financial results in three segments. Our reporting segments consist of Medical Equipment Outsourcing, Technical and Professional Services, and Medical Equipment Sales and Remarketing. We evaluate the performance of our reporting segments based on gross margin and gross margin, before purchase accounting adjustments. The accounting policies of the individual reporting segments are the same as those of the entire company.  Our revenue, profits, and assets for our reporting segments for each of the last five fiscal years ended December 31 are described in “Item 6 — Selected Financial Data.”

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

All of our outstanding capital stock is owned by UHS Holdco, Inc. (“Parent”), which acquired the Company in a recapitalization in May 2007, (“the Transaction”).Parent is owned by affiliates of Irving Place Capital Merchant Manager III, L.P., “IPC”, (formerly known as Bear Stearns Merchant Manager III, L.P.) and certain members of our management.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases these estimates on historical experience and other assumptions believed to be reasonable under the circumstances.  However, actual results could differ from these estimates. Management believes the critical accounting policies and areas that require more significant judgments and estimates used in the preparation of our consolidated financial statements to be:

·                  allowance for doubtful accounts;

·                  recoverability and valuation of long-lived and intangible assets, including goodwill;

·                  self-insurance reserves for worker’s compensation, employee health care and auto insurance plans;

·                  potential litigation liabilities; and

·                  income taxes.

We estimate the allowance for doubtful accounts considering a number of factors, including:

·                  historical experience;

·                  aging of the accounts receivable; and

·                  specific information obtained by us on the condition and the current creditworthiness of our customers.

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

For indefinite lived intangible assets, including goodwill and trade names, we review for impairment annually and upon the occurrence of certain events as required by Accounting Standards Codification (“ASC”) Topic 350, “Intangibles — Goodwill and Other.” We monitor the occurrence of certain events quarterly. For goodwill, possible impairment is evaluated based on the estimated fair value of each reporting unit. Our reporting units are Medical Equipment Outsourcing, Technical and Professional Services, and Medical Equipment Sales and Remarketing. The fair value of each reporting unit incorporates multiple inputs including discounted cash flow calculations, peer company earnings multiples, and assumptions that market participants would make in valuing the reporting unit. Other assumptions include future business growth, earnings projections, capital expenditures, changes in working capital and the weighted average cost of capital used for purposes of discounting. Projecting discounted future cash flows requires us to make significant estimates regarding the assumptions noted above. The projections also take into account several factors including current and estimated economic trends and outlook, and other factors which are beyond our control. Each reporting unit constitutes a business for which discrete financial information is available and management reviews its operating results. As of December 31, 2010, the fair value of goodwill for each reporting unit significantly exceeded its respective carrying value. No goodwill impairments have been recognized in 2010, 2009, or 2008.

We annually review for impairment our trade names that have indefinite lives and are not amortized.  Our calculation of estimated fair value is made using the “relief from royalty method,” which assumes that a trade name has a fair value equal to the present value of the royalty attributed to it.  The royalty income attributable to a trade name represents the hypothetical cost savings that are derived from owning the trade name versus paying royalties to license the trade name from another owner.  Accordingly, we estimate a fair royalty that a licensee would pay, on a percentage of revenue basis, to obtain a license to utilize the trade name for each of our Medical Equipment Outsourcing and Technical and Professional Services segments. In the fourth quarter of 2008 we recognized a $4.0 million impairment loss related to our Technical and Professional Service segment trade names. As of December 31, 2010, the estimated fair values of our Medical Equipment Outsourcing segment trade name and our Technical and Professional Services segment trade name significantly exceeded their respective carrying value.

For long-lived and amortizable intangible assets, an impairment is evaluated when an event (such as those noted in ASC 360) is indicated.  This evaluation is conducted at the lowest level of identifiable cash flows for the long-lived and amortizable asset subject to evaluation.  If there is an indication of impairment based on this evaluation of undiscounted cash flows versus carrying value, impairment is measured based on the estimated fair value of the long-lived or amortizable asset in comparison to its carrying value.  Our amortizable intangible assets consist of the following discrete items:  customer relationships, a supply agreement, a technology database, non-compete agreements and favorable lease agreements.  For other long-lived assets, primarily movable medical equipment, we continuously monitor specific makes/models for events such as product recalls or obsolescence.

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

We evaluate the recoverability of our deferred tax assets by scheduling the expected reversals of non-tax deferred tax assets and liabilities in order to determine whether net operating loss carry forwards are recoverable prior to expiration. If future earnings or other assumptions are required in order for such future tax benefits to be realized, we evaluate whether a valuation allowance is required.

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

RESULTS OF OPERATIONS

The following table provides information on the percentages of certain items of selected financial data compared to total revenues. The table also indicates the percentage increase or decrease comparing fiscal 2010 to 2009 and 2009 to 2008.

	Percent of Total Revenues			Percent Increase (Decrease)
	Year Ended December 31,			Year Ended December 31,
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Revenue
Medical equipment outsourcing	78.9%	78.3%	77.4%	7.7%	4.0%
Technical and professional services	14.0	14.2	15.6	4.8	(6.3)
Medical equipment sales and remarketing	7.1	7.5	7.0	1.6	9.7
Total revenues	100.0%	100.0%	100.0%	6.8%	2.8%

Cost of Revenue
Cost of medical equipment outsourcing	28.8	28.1	28.4	9.5	1.9
Cost of technical and professional services	10.0	10.3	11.2	3.8	(6.5)
Cost of medical equipment sales and remarketing	5.2	6.1	5.4	(10.1)	17.5
Movable medical equipment depreciation	21.9	21.6	21.4	8.1	4.1
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	65.9	66.1	66.4	6.4	2.4
Gross margin	34.1	33.9	33.6	7.7	3.6

Selling, general and administrative	28.1	28.4	29.4	6.1	(1.1)
Intangible asset impairment charge	—	—	1.4	—	*
Operating income (loss)	6.0	5.5	2.8	15.8	104.9

Interest expense	14.6	15.6	16.2	(0.1)	(0.8)
Loss before income taxes	(8.6)	(10.1)	(13.4)	(8.8)	(22.6)

Provision (benefit) for income taxes	0.6	(3.9)	(5.3)	*	(25.2)
Net Loss	(9.2)%	(6.2)%	(8.1)%	56.7%	(21.0)%

* Not meaningful

Results of Operations for the Year Ended December 31, 2010 compared to the Year Ended December 31, 2009

Medical Equipment Outsourcing Segment — Manage & Utilize

(in thousands)

	Year Ended
	December 31,
	2010	2009	Change	% Change
Total revenue	$250,455	$232,623	$17,832	7.7%
Cost of revenue	91,520	83,553	7,967	9.5
Medical equipment depreciation	69,496	64,267	5,229	8.1
Gross margin	$89,439	$84,803	$4,636	5.5

Gross margin %	35.7%	36.5%

Gross margin	$89,439	$84,803	$4,636	5.5
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of medical equipment	12,713	14,147	(1,434)	(10.1)
Gross margin, before purchase accounting adjustments	$102,152	$98,950	$3,202	3.2%

Gross margin %, before purchase accounting adjustments	40.8%	42.5%

Total revenue in the Medical Equipment Outsourcing segment for the year ended December 31, 2010 increased by $17.8 million, or 7.7%, to $250.5 million as compared to the same period of 2009. The increase was primarily driven through the net addition of nine Asset360TM Program (formerly Asset Management Partnership Program, or,”AMPP”) customers,  revenue related to recalled equipment of $5.3 million, and increased revenues driven by incremental business from new and existing technology, both owned and managed.

Total cost of revenue in the segment for the year ended December 31, 2010 increased by $8.0 million, or 9.5%, to $91.5 million as compared to the same period of 2009. Cost of revenue in this segment relates primarily to employee-related expenses, equipment repair and maintenance charges related to our movable medical equipment fleet, occupancy and freight charges.  During the year ended December 31, 2010, we experienced increased employee-related, vehicle, and occupancy expense of $6.5, $1.0 and $0.5 million, respectively.

Medical equipment depreciation for the year ended December 31, 2010 increased by $5.2 million, or 8.1%, to $69.5 million as compared to the same period of 2009. The increase is primarily attributable to the January 2010 purchase of medical equipment formerly managed under a revenue share agreement. This resulted in a full year of depreciation expense related to these assets for the year ended December 31, 2010.  Medical equipment depreciation for the years ended December 31, 2010 and 2009 includes $12.0 and $13.3 million, respectively, of charges relating to purchase accounting adjustments related to the 2007 step-up in carrying value of medical equipment.

Gross margin percentage for the Medical Equipment Outsourcing segment was 35.7% and 36.5%, for the years ended December 31, 2010 and 2009, respectively.

Gross margin percentage, before purchase accounting adjustments was 40.8% and 42.5%, for the years ended December 31, 2010 and 2009, respectively. Our gross margin percentage was positively impacted by recalled equipment net gains of $4.5 million.

Technical and Professional Services Segment — Plan & Acquire; Maintain & Repair

(in thousands)

	Year Ended
	December 31,
	2010	2009	Change	% Change
Total revenue	$44,426	$42,395	$2,031	4.8%
Cost of revenue	31,690	30,539	1,151	3.8
Gross margin	$12,736	$11,856	$880	7.4

Gross margin %	28.7%	28.0%

Gross margin	$12,736	$11,856	$880	7.4
Purchase accounting adjustments, primarily non-cash charges related to favorable lease commitments	11	17	(6)	(35.3)
Gross margin, before purchase accounting adjustments	$12,747	$11,873	$874	7.4%

Gross margin %, before purchase accounting adjustments	28.7%	28.0%

Total revenue in the Technical and Professional Services segment for the year ended December 31, 2010 increased by $2.0 million, or 4.8% to $44.4 million as compared to the same period of 2009.  During the year ended December 31, 2010, we experienced an increase of $2.3 million in our manufacturer service business offset by a decrease in other revenues of $0.3 million. The manufacturer service increase was primarily attributable to securing longer term and higher value contracts.

Total cost of revenue in the segment for the year ended December 31, 2010 increased by $1.2 million, or 3.8%, to $31.7 million as compared to the same period of 2009. Cost of revenue consists primarily of employee-related expenses, vendor expenses and occupancy charges.  This increase was primarily attributable to an increase in expenses associated with our manufacturer services unit of $1.7 million, partially offset by a decrease in other charges of $0.5 million, respectively.

Gross margin percentage for the Technical and Professional Services segment was 28.7% and 28.0% for the years ended December 31, 2010 and 2009, respectively.  Gross margin percentage will fluctuate based on the variability of third-party vendor expenses in our BioMed360TM Equipment Management Programs, or “BioMed360 Program”(formerly Customized Health Care Asset Management Program, or, “CHAMP®”) and supplemental service programs.

Medical Equipment Sales and Remarketing Segment — Redeploy & Remarket

(in thousands)

	Year Ended
	December 31,
	2010	2009	Change	% Change
Total revenue	$22,541	$22,186	$355	1.6%
Cost of revenue	16,342	18,177	(1,835)	(10.1)
Gross margin	$6,199	$4,009	$2,190	54.6

Gross margin %	27.5%	18.1%

Gross margin	$6,199	$4,009	$2,190	54.6
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of our medical equipment	233	877	(644)	(73.4)
Gross margin, before purchase accounting adjustments	$6,432	$4,886	$1,546	31.6%

Gross margin %, before purchase accounting adjustments	28.5%	22.0%

Total revenue in the Medical Equipment Sales and Remarketing segment for the year ended December 31, 2010 increased by $0.4 million, or 1.6%, to $22.5 million as compared to the same period of 2009. The increase was primarily driven by an increase in disposable and pre-owned equipment sales of $1.7 and $0.5 million, respectively, partially offset by a decrease in new equipment sales of $1.8 million.

Total cost of revenue in the segment for the year ended December 31, 2010 decreased by $1.8 million, or 10.1%, to $16.3 million as compared to the same period of 2009. The decrease was primarily due to a decrease in the cost of new and pre-owned equipment and other expenses of $1.7, $1.1 and $0.1 million, respectively, offset by an increase in the cost of disposable sales of $1.1 million. During the years ended December 31, 2010 and 2009, purchase accounting adjustments of $0.2 and $0.9 million, respectively, primarily related to the increase in the carrying value of medical equipment and inventory, impacted the cost of revenue.

Gross margin percentage for the Medical Equipment Sales and Remarketing segment was 27.5% and 18.1% for the years ended December 31, 2010 and 2009, respectively.

Gross margin percentage, before purchase accounting adjustments, for the Medical Equipment Sales and Remarketing segment was 28.5% and 22.0% for the years ended December 31, 2010 and 2009, respectively.

During the year ended December 31, 2010, gross margin percentage and gross margin percentage, before purchase accounting adjustments, were positively impacted by an increase in our disposable sales. Margins and activity in this segment will fluctuate based on the transactional nature and product mix of the business.

Selling, General and Administrative and Interest Expense

(in thousands)

	Year Ended
	December 31,
	2010	2009	$ Change	% Change
Selling, general and administrative	$89,336	$84,225	$5,111	6.1%
Interest expense	46,457	46,505	(48)	(0.1)

Selling, General and Administrative

Selling, general, and administrative expenses for the year ended December 31, 2010 increased by $5.1 million, or 6.1%, to $89.3 million as compared to the same period of 2009. Selling, general, and administrative expenses consist primarily of employee-related expenses, professional fees, occupancy charges, bad debt expense, depreciation and amortization.  The increase is primarily attributable to higher stock option, employee-related, and other expenses of $6.0, $1.2 and $0.8 million, respectively.  These increases were partially offset by a decrease in bad debt and outside services expense of $1.3 and $1.6 million, respectively. During the third quarter of 2010, an amendment of option agreement vesting provisions resulted in the acceleration of vesting of options to purchase approximately 2,996,000 shares of stock of our parent company, as described in Note 9 of our financial statements under Part IV, Item 15, of this Annual Report on Form 10-K. The amendment accounts for $5.8 million of the $7.3 million of non-cash stock compensation expense recorded for the year ended December 31, 2010. Selling, general, and administrative expense as a percentage of total revenue was 28.1% and 28.4% for the years ended December 31, 2010 and 2009, respectively.

Interest Expense

Interest expense for the year ended December 31, 2010 remained relatively flat at $46.5 million as compared to the same period of 2009. Interest expense includes amortization of deferred financing fees associated with our debt of $2.6 and $2.4 million for years ended December 31, 2010 and 2009, respectively.

Income Taxes

Income taxes were an expense of $1.7 million and a benefit of $11.5 million for the years ended December 31, 2010 and 2009, respectively. We evaluate the recoverability of our deferred tax assets by scheduling the expected reversals of deferred tax assets and liabilities in order to determine whether net operating loss carry forwards are recoverable prior to expiration. During 2010, we determined that it was no longer more likely than not that all of our net operating loss carry forwards will be recovered prior to their expiration based on the expected reversals of these deferred tax assets and liabilities, future earnings, or other assumptions. Accordingly, we established a valuation allowance of $12.0 million to recognize this uncertainty and, in future reporting periods, will continue to assess the likelihood that deferred tax assets will be realizable.

Net Loss

Net loss was $29.1 and $18.6 million for the years ended December 31, 2010 and 2009, respectively.

EBITDA

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was $110.8 and $103.5 million for the years ended December 31, 2010 and 2009, respectively.  EBITDA for the year ended December 31, 2010 was positively impacted by by increased activity in our Medical Equipment Outsourcing segment offset by purchase accounting adjustments related to the Transaction.

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

For a reconciliation of EBITDA to net cash provided by operating activities see note (2) under the caption “Selected Financial Data” in Item 6 of this Annual Report on Form 10-K.

Results of Operations for the Year ended December 31, 2009 compared to the Year Ended December 31, 2008

Medical Equipment Outsourcing Segment — Manage & Utilize

(in thousands)

	Year Ended
	December 31,
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

Total revenue in the Medical Equipment Outsourcing segment for the year ended December 31, 2009 increased by $8.9 million, or 4.0%, to $232.6 million as compared to the same period of 2008. The increase was primarily driven through the net addition of 13 Asset360 Program customers during 2009 and increased revenues driven by incremental business from new and existing technology, both owned and managed.

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

	Year Ended
	December 31,
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

Gross margin percentage for the Technical and Professional Services segment was 28.0% and 27.7% for the years ended December 31, 2009 and 2008, respectively. Gross margin percentage will fluctuate based on the variability of third-party vendor expenses in our BioMed360 Programs and supplemental service programs.

Medical Equipment Sales and Remarketing Segment — Redeploy & Remarket

(in thousands)

	Year Ended
	December 31,
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

	Year Ended
	December 31,
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

Income Taxes

Income tax benefit was $11.5 and $15.4 million for the years ended December 31, 2009 and 2008, respectively. The year-over-year change is primarily the result of the decrease in the pretax loss.

Net Loss

Net loss was $18.6 and $23.5 million for the years ended December 31, 2009 and 2008, respectively. Net loss for the year ended December 31, 2008 was impacted by a $4.0 million intangible asset impairment charge related our Technical and Professional Service segment trade name.

EBITDA

EBITDA was $103.5 and $97.8 million for the years ended December 31, 2009 and 2008, respectively. EBITDA for the year ended December 31, 2009 was negatively impacted by purchasing accounting adjustments related to the transaction, offset by increased activity in our Medical Equipment Outsourcing segment.

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

LIQUIDITY AND CAPITAL RESOURCES

Financing Structure. Our major sources of funds are comprised of $230.0 million PIK Toggle Notes, $230.0 million Floating Rate Notes, $195.0 million senior secured credit facility, and $12.4 million of vehicle leases. Our remaining $9.9 million 10.125% Senior Notes were redeemed in 2010.

PIK Toggle Notes. On May 31, 2007, we issued $230.0 million aggregate original principal amount of 8.50% / 9.25% PIK Toggle Notes (the “PIK Toggle Notes”) under our Second Lien Senior Indenture (see “Second Lien Senior Indenture” below).

Beginning June 1, 2011, we are required to make all interest payments on the PIK Toggle Notes entirely as cash interest.  All PIK Toggle Notes mature on June 1, 2015. Interest on the PIK Toggle Notes is payable semiannually in arrears on each June 1 and December 1.

We may redeem some or all of the PIK Toggle Notes at any time prior to June 1, 2011, at a price equal to 100% of the principal amount thereof, plus the applicable premium (as defined by the Second Lien Senior Indenture), plus accrued and unpaid interest, if any, to the date of redemption.

After June 1, 2011, we may redeem some or all of the PIK Toggle Notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest, if any, on the PIK Toggle Notes redeemed, to the applicable redemption date, if redeemed during the 12-month period beginning on June 1 of the years indicated below, subject to the rights of noteholders:

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

Floating Rate Notes. On May 31, 2007, we issued $230.0 million aggregate original principal amount of Floating Rate Notes (the “Floating Rate Notes”) under the Second Lien Senior Indenture (see “Second Lien Senior Indenture” below). Interest on the Floating Rate Notes is reset for each semi-annual interest period and is calculated at the current LIBOR rate plus 3.375%. At December 31, 2010, our LIBOR-based rate was 3.834%, which includes the credit spread noted above. Interest on the Floating Rate Notes is payable semiannually, in arrears, on each June 1 and December 1. The Floating Rate Notes mature on June 1, 2015.

We may redeem some or all of the Floating Rate Notes at par (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest, if any, on the Floating Rate Notes redeemed, to the applicable redemption date, if redeemed in accordance with the schedule below, subject to the rights of noteholders:

Year	Percentage
Prior to June 1, 2011	101.000%
June 1, 2011 and Thereafter	100.000%

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

The interest rate swap agreement qualifies for cash flow hedge accounting under ASC Topic 815, “Derivatives and Hedging.” Both at inception and on an on-going basis, we must perform an effectiveness test.  In accordance with ASC Topic 815, the fair value of the interest rate swap agreement at December 31, 2010 is included as a cash flow hedge on our balance sheet.  The change in fair value was recorded as a component of accumulated other comprehensive loss on our balance sheet, net of tax, since the instrument was determined to be an effective hedge at December 31, 2010.  We have not recorded any amounts due to ineffectiveness for any periods presented. We expect to reclass $7.1 million into earnings, currently recorded in Accumulated other comprehensive loss, in the next 12 months.

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

Second Lien Senior Indenture.  Our PIK Toggle Notes and Floating Rate Notes, or the Notes, are guaranteed, jointly and severally, on a second priority senior secured basis, by certain of our future domestic subsidiaries.  We do not currently have any subsidiaries.  The Notes are our second priority senior secured obligations and rank:

·      equal in right of payment with all of our existing and future unsecured and unsubordinated indebtedness, and effectively senior to any such unsecured indebtedness to the extent of the value of collateral;

·      senior in right of payment to all of our and our guarantor’s existing and future subordinated indebtedness;

·      effectively junior to our senior secured credit facility and other obligations that are secured by first priority liens on the collateral securing the Notes or that are secured by a lien on assets that are not part of the collateral securing the Notes, in each case, to the extent of the value of such collateral or assets; and

·      structurally subordinated to any indebtedness and other liabilities (including trade payables) of any of our future subsidiaries that are not guarantors.

The Second Lien Senior Indenture governing the Notes contains covenants that limit our and our guarantors’ ability, subject to certain definitions and exceptions, and certain of our future subsidiaries’ ability to:

·      incur additional indebtedness;

·      pay cash dividends or distributions on our capital stock or repurchase our capital stock or subordinated debt;

·      issue redeemable stock or preferred stock;

·      issue stock of subsidiaries;

·      make certain investments;

·      transfer or sell assets;

·      create liens on our assets to secure debt;

·      enter into transactions with affiliates; and

·      merge or consolidate with another company.

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

Senior Secured Credit Facility. On May 6, 2010 we entered into an Amended and Restated Credit Agreement with GE Business Financial Services, Inc., as agent for the lenders, and the lenders party thereto, which amended and restated our senior secured credit facility dated as of May 31, 2007. We refer to the amended and restated senior secured credit facility as the “senior secured credit facility.” The senior secured credit facility is a first lien senior secured asset based revolving credit facility that is available for working capital and general corporate purposes, including permitted investments, capital expenditures and debt repayments, on a fully revolving basis, subject to the terms and conditions set forth in the credit documents in the form of revolving loans, swing line loans and letters of credit. The senior secured credit facility provides for financing of up to $195.0 million, subject to a borrowing base calculated on the basis of certain of our eligible accounts receivable, inventory and equipment. The maturity date of the facility is November 30, 2014. In connection with our entry into the Amended and Restated Credit Agreement on May 6, 2010, we capitalized deferred financing costs related to the Amended and Restated Credit Agreement in the amount of $1.7 million. As of December, 31, 2010, we had $117.3 million of unused borrowing availability under our senior secured credit facility based on a borrowing base of $174.3 million less borrowings of $52.9 million and after giving effect to $4.1 million used for letters of credit. During the year ended December 31, 2010, the maximum and average amounts outstanding under this facility were $57.6 and $45.0 million, respectively. Our obligations under the senior secured credit facility are secured by a first priority security interest in substantially all of our assets, excluding a pledge of our and Parent’s capital stock, any joint ventures and certain other exceptions. Our obligations under the senior secured credit facility are unconditionally guaranteed by Parent.

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

Among other restrictions, and subject to certain definitions and exceptions, the senior secured credit facility restricts our ability to:

·      incur indebtedness;

·      create or permit liens;

·      declare or pay dividends and certain other restricted payments;

·      consolidate, merge or recapitalize;

·      acquire or sell assets;

·      make certain investments, loans or other advances;

·      enter into transactions with affiliates;

·      change our line of business; and

·      enter into hedging transactions.

The senior secured credit facility also contains a financial covenant that is triggered if our available borrowing capacity is less than $15.0 million for a certain period, which consists of a minimum ratio of trailing four-quarter EBITDA to cash interest expense, as such terms are defined in the senior secured credit facility.

Overdue principal, interest and other amounts will bear interest at a rate per annum equal to 2.000% in excess of the applicable interest rate.  The applicable margins of the senior secured credit facility will be subject to adjustment based upon leverage ratios.  The senior secured credit facility also provides for customary letter of credit fees, closing fees, unused line fees and other fees.

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

Borrowings under the senior secured credit facility accrue interest (including a credit spread varying with facility usage):

·      at a per annum rate equal to 1.750% above the rate announced from time to time by the agent as the “prime rate” payable quarterly in arrears; and

·      at a per annum rate equal to 2.750% above the adjusted LIBOR rate used by the agent, for the respective interest rate period determined at our option, payable in arrears upon cessation of the interest rate period elected.

At December 31, 2010, we had borrowings outstanding that were accruing interest at our prime rate, which was 5.250%, which includes the credit spread noted above. At December 31, 2010, we had borrowings outstanding that were accruing interest at our LIBOR-based rates which were accruing interest at rates ranging from 3.256% to 3.266%, each of which include the credit spread noted above.

Redemption of 10.125% Senior Notes.  On June 14, 2010, we redeemed, at par value plus accrued interest to the redemption date, all remaining notes of our 10.125% Senior Notes. The funds used to redeem our 10.125% Senior Notes were obtained from our senior secured credit facility. The 10.125% Senior Notes were redeemable, at our option, in whole or in part of, at specified redemption prices (as defined) plus accrued interest to the date of redemption. The transaction resulted in a redemption price of $10.0 million of which $9.9 million related to principal and $0.1 million related to interest.

Liquidity

Our principal sources of liquidity are expected to be cash flows from operating activities and borrowings under our senior secured credit facility, which matures in November 2014.  It is anticipated that our principal uses of liquidity will be to fund capital expenditures related to purchases of medical equipment, provide working capital, meet debt service requirements and finance our strategic plans.

We require substantial cash to operate our Medical Equipment Outsourcing programs and service our debt.  Our outsourcing programs require us to invest a significant amount of cash in medical equipment purchases.  To the extent that such expenditures cannot be funded from our operating cash flow, borrowing under our senior secured credit facility or other financing sources, we may not be able to conduct our business or grow as currently planned.  We currently expect that over the next 12 months, we will invest approximately $65.0 million in new medical equipment and other capital expenditures. This estimate is subject to numerous assumptions, including revenue growth and the number of Asset360 Program signings.

If we are unable to generate sufficient cash flow from operations in order to service our debt, we will be forced to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing our debt, or seeking additional equity capital.  This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  If we are unable to repay our debt at maturity, we may have to obtain alternative financing, which may not be available to us.

The following table sets forth selected historical information regarding our cash flows:

(dollars in thousands)

	Years Ended December 31,
	2010	2009	2008
Other Financial Data:
Net cash provided by (used in) operating activities	$76,156	$55,988	$56,249
Net cash used in investing activities	(74,205)	(50,550)	(71,395)
Net cash provided by (used in) financing activities	$(1,951)	$(17,444)	$27,152

Net cash provided by operating activities was $76.2, $56.0 and $56.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.  Net cash provided by operating activities was primarily impacted by earnings before income taxes, depreciation and amortization, and changes in accounts receivable.

Net cash used in investing activities was $74.2, $50.6 and $71.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. During the year ended December 31, 2010 net cash used in investing activities was primarily impacted by higher equipment purchases compared to the same period of 2009 and 2008.

Net cash provided by (used in) financing activities was $(2.0), $(17.4) and $27.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. During the year ended December 31, 2010, we had a net draw of our senior secured credit facility of $14.5 million compared to net pay down of $10.6 million during the year ended December 31, 2009.  During the year ended December 31, 2009, we had a net pay down of our senior secured credit facility of $10.6 million compared to net increase in borrowings of $29.5 million during the year ended December 31, 2008.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.   As of December 31, 2010, we do not have any SPE transactions.

Contractual Obligations.  The following is a summary as of December 31, 2010, of our future contractual obligations:

(in thousands)

	Payments due by period
Contractual Obligations	Total	2011	2012-2013	2014-2015	2016 and Beyond
Long-term debt principal obligations	$525,045	$3,764	$5,931	$514,995	$355
Interest on Notes (1)	180,169	40,400	80,799	58,970	—
Interest on capital lease obligations	822	348	365	96	13
Operating lease obligations	31,438	5,572	9,647	7,301	8,918
Purchase obligations	14,466	14,466	—	—	—
Pension obligations (2)	770	770	—	—	—
Unrecognized tax positions (3)	2,100	—	—	—	—
Total contractual obligations	$754,810	$65,320	$96,742	$581,362	$9,286

Other commercial commitments:
Stand by letter of credit	$4,125	$—	$—	$—	$—

(1)          In June 2007, we entered into an interest rate swap agreement that is accounted for as a cash flow hedge.  The interest rate swap agreement is effective through May 2012.  Interest rates through the interest rate swap agreement period were prepared using our expected effective interest rate. Interest rates subsequent to the termination date of the interest rate swap agreement have not been included as we cannot reasonably estimate future interest payments (See “Interest Rate Swap” above). If the interest rate on our $230.0 million of Floating Rate Notes was 3.834%, after the expiration of the swap, interest payments on these Floating Rate Notes would be $8.8 million annually.

(2)          While our pension liability at December 31, 2010 was approximately $6.4 million, we cannot reasonably estimate required payments beyond 2011 due to changing actuarial and market conditions.

(3)          We cannot reasonably determine the exact timing of payments related to our unrecognized tax positions.

Based on the level of operating performance expected in 2011, we believe our cash from operations, together with additional borrowings under our senior secured credit facility, will meet our liquidity needs for the foreseeable future, exclusive of any borrowings that we may make to finance potential acquisitions.  However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could be adversely affected.  As of December, 31, 2010, we had $117.3 million of unused borrowing availability under our senior secured credit facility based on a borrowing base of $174.3 million less borrowings of $52.9 million and after giving effect to $4.1 million used for letters of credit.

On February 6, 2011, we and our wholly owned subsidiary, Sunrise Merger Sub, Inc., a Nevada corporation (“Sunrise Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Emergent Group Inc., a Nevada corporation ( “Emergent Group”). Pursuant to the Merger Agreement, the Company and Sunrise Merger Sub commenced a tender offer (the “Offer”) on March 2, 2010 to purchase all of the issued and outstanding shares of Emergent Group’s common stock, par value $0.04 per share, at a purchase price of $8.46 per share in cash to be followed by a merger of Sunrise Merger Sub with and into Emergent Group with Emergent Group (the “Merger”) surviving as a wholly owned subsidiary of the Company. The total enterprise value of the transaction including debt assumption is approximately $70.0 million and Parent will fund the transaction by drawings under its existing $195.0 million credit facility, which is described in Note 6 in the accompanying Financial Statements.

This acquisition is expected to be complete within 45 to 90 days of the February 6, 2011 signing. Consummation of the Offer and the Merger are subject to various closing conditions, including the tender of 65% of the Shares and other customary closing conditions.  The Merger Agreement also includes customary termination provisions for both Emergent Group and UHS and provides that, in connection with the termination of the Merger Agreement under specified circumstances, Emergent Group will be required to pay UHS a termination fee of approximately $2.2 million.

Our levels of borrowing are further restricted by the financial covenants set forth in our senior secured credit facility agreement and the Second Lien Senior Indenture governing our Notes, which covenants are summarized above.  As of December 31, 2010, we were in compliance with all covenants under the senior secured credit facility.

Our expansion and acquisition strategy may require substantial capital. Sufficient funding for future acquisitions may not be available under our existing revolving credit facility, and we may not be able to raise any necessary additional funds through bank financing or the issuance of equity or debt securities on terms acceptable to us, if at all.

RECENT ACCOUNTING PRONOUNCEMENTS

Standards Issued Not Yet Adopted

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”), 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements — A Consensus of the FASB Emerging

Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. We will adopt the new standard as required in January 2011 and do not expect the adoption to have a material impact on our financial statements.

FORWARD LOOKING STATEMENTS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

We believe statements in this Annual Report on Form 10-K looking forward in time involve risks and uncertainties.  The following factors, among others, could adversely affect our business, operations and financial condition causing our actual results to differ materially from those expressed in any forward-looking statements:

·                  our history of net losses and substantial interest expense;

·                  our substantial outstanding debt and debt service obligations;

·                  our need for substantial cash to operate and expand our business as planned;

·                  restrictions imposed by the terms of our debt;

·                  a decrease in the number of patients our customers are serving;

·                  the effect of prolonged negative changes in domestic and global economic conditions;

·                  our ability to effect change in the manner in which health care providers traditionally procure medical equipment;

·                  the absence of long-term commitments with customers;

·                  difficulties or delays in our continued expansion into certain of our businesses/geographic markets and developments of new businesses/geographic markets;

·                  the impact of health care reform initiatives;

·                  changes in third-party payor reimbursement rates for health care items and services;

·                  our ability to maintain existing contracts with GPOs and IDNs and enter into new contracts with additional GPOs and IDNs ;

·                  additional credit risks in increasing business with home care providers and nursing homes;

·                  the impact of significant regulation of the health care industry and the need to comply with those regulations;

·                  impacts of equipment product recalls or obsolescence;

·                  increases in vendor costs that cannot be passed through to our customers; and

·                  the risk factors as set forth in Item 1A.

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

Interest Rates

We use both fixed and variable rate debt as sources of financing.  As of December 31, 2010, we had approximately $525.0 million of total debt outstanding, of which $52.9 million was bearing interest at variable rates. The weighted average interest rate for that variable rate debt, as of December 31, 2010, was 3.521%.  Based on variable debt levels at December 31, 2010 and 2009, a 1.0 percentage point change in interest rates on variable rate debt would have resulted in annual interest expense fluctuating by approximately $0.5 and $0.4 million, respectively.

In June 2007, we entered into an interest rate swap agreement for $230.0 million, which has the effect of converting our $230.0 million of Floating Rate Notes to a fixed interest rate.  The effective date for the interest rate swap agreement was December 2007 and the expiration date is May 2012.

The interest rate swap agreement qualifies for cash flow hedge accounting under ASC Topic 815, “Derivatives and Hedging.” Both at inception and on an on-going basis, we must perform an effectiveness test.  In accordance with ASC Topic 815, the fair value of the interest rate swap agreement at December 31, 2010 is included as a cash flow hedge on our balance sheet.  The change in fair value was recorded as a component of accumulated other comprehensive loss, net of tax, on our balance sheet since the instrument was determined to be an effective hedge at December 31, 2010.  We have not recorded any amounts due to ineffectiveness for any periods presented. We expect to reclassify $7.1 million into earnings, currently recorded in Accumulated other comprehensive loss, in the next 12 months. As a result of our interest rate swap agreement, we expect the effective interest rate on our $230.0 million of Floating Rate Notes to be 9.065% through May 2012.

Fuel Costs

We are exposed to market risks related to changes in the price of gasoline used to fuel our fleet of delivery and sales vehicles.  A hypothetical 10% increase in the average December 2010 and 2009 prices of unleaded gasoline, assuming gasoline usage levels for the years then ended, would lead to an annual increase in fuel costs of approximately $0.4 million and $0.3 million, respectively.

Pension

Our pension plan assets, which were approximately $14.1 and $12.2 million at December 31, 2010 and 2009, respectively, are subject to volatility that can be caused by fluctuations in general economic conditions. Continued market volatility and disruption could cause further declines in asset values, and if this occurs, we may need to make additional pension plan contributions and our pension expense in future years may increase. A hypothetical 10% decrease in the fair value of plan assets at December 31, 2010 and 2009 would lead to a decrease in the funded status of the plan of approximately $1.4 and $1.2 million, respectively.

Other Market Risk

As of December 31, 2010, we have no other material exposure to market risk.

ITEM 8:  Financial Statements and Supplementary Data

The following table sets forth certain unaudited quarterly financial data for 2010 and 2009.  In our opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth therein.  The operating results for any one quarter are not necessarily indicative of results for any future period.

Selected Quarterly Finanical Information

(Unaudited)

(dollars in thousands)

	Year Ended December 31, 2010
	Quarter Ended
	March 31	June 30	September 30	December 31
Total revenues	$80,174	$76,733	$75,805	$84,710
Gross margin	$28,969	$25,135	$23,698	$30,572
Gross margin %	36.1%	32.8%	31.3%	36.1%
Net loss	$(2,280)	$(5,140)	$(12,780)	$(8,911)
Net cash provided by operating activities	30,412	11,806	26,457	7,481
Net cash used in investing activities	(33,893)	(14,760)	(9,588)	(15,964)
Net cash provided by (used in) financing activities	$3,603	$2,832	$(16,869)	$8,483

	Year Ended December 31, 2009
	Quarter Ended
	March 31	June 30	September 30	December 31
Total revenues	$73,930	$72,836	$72,237	$78,201
Gross margin	$25,843	$25,164	$23,142	$26,519
Gross margin %	35.0%	34.5%	32.0%	33.9%
Net loss	$(4,790)	$(4,803)	$(4,882)	$(4,098)
Net cash provided by operating activities	18,551	6,796	27,372	3,269
Net cash used in investing activities	(9,887)	(5,777)	(12,176)	(22,710)
Net cash provided by (used in) financing activities	$12,730	$(30,919)	$(14,896)	$15,641

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

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  Such internal control includes those policies and procedures that:

·                  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets;

·                  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors; and

·                  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this annual report.

/s/ Gary D. Blackford	/s/ Rex T. Clevenger
Gary D. Blackford	Rex T. Clevenger
Chairman of the Board and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:  Other Information

During 2010 Diana Vance-Bryan served as our Senior Vice President and General Counsel. On December 22, 2010, Ms. Vance-Bryan was promoted to Executive Vice President of Operations, effective January 1, 2011.  In March 2011, the Company’s Compensation Committee determined that in connection with her promotion, effective January 2011, Ms. Vance-Bryan’s annual base salary will increase from $221,199 to $240,000 and her target award under the Executive Incentive Program will increase from 65% of base salary to 70% of base salary.

Also in March 2011, the Compensation Committee determined that the target award under the Executive Incentive Program for Gary D. Blackford, Chairman and Chief Executive Officer, would increase from 85% of base salary to 100% of base salary for 2011.

PART III

ITEM 10:  Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth the ages and the current positions of our executive officers and directors as of March 1, 2011.

Name	Age	Position
Gary D. Blackford	53	Chairman of the Board and Chief Executive Officer
Rex T. Clevenger	53	Executive Vice President and Chief Financial Officer
Diana J. Vance-Bryan	54	Executive Vice President and Chief Operating Officer
Timothy W. Kuck	53	Executive Vice President, Strategy and Business Development
Jeffrey L. Singer	49	Executive Vice President, Sales
Walter T. Chesley	56	Senior Vice President, Human Resources and Development
William S. Heintze	52	Senior Vice President, Specialty Sales
David G. Lawson	54	Senior Vice President, Information and Strategic Resources
Robert D. Brooks	50	Senior Vice President, Field Operations
Robert F. Zdon	46	Senior Vice President, Corporate Operations
Scott M. Madson	50	Vice President, Controller, and Chief Accounting Officer
Barry P. Schochet	59	Director
Bret D. Bowerman	34	Director
David Crane	54	Director
John D. Howard	58	Director
Kevin L. Roberg	59	Director
Mark M. McKenna	62	Director
Robert Juneja	40	Director
John B. Grotting	61	Director

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

Diana Vance-Bryan joined us in 2006 as Senior Vice President and General Counsel and was named Executive Vice President of Operations effective in January 2011.  From 2004 to 2006, Ms. Vance-Bryan served as Vice President and General Counsel of Novartis Nutrition Corporation, a leading manufacturer of medical nutrition products, which was acquired by Nestlè in 2007.  She has over 25 years of legal and health care industry experience.  Ms. Vance-Bryan is a graduate of Mercy Hospital School of Nursing, and received a Bachelor of Science degree in Nursing from The University of Iowa College of Nursing and a Juris Doctor degree from The University of Iowa College of Law.

Timothy W. Kuck has been the Executive Vice President of Strategy and Business Development since 2010.  Prior to that time, Mr Kuck had been the Executive Vice President and Chief Operating Officer since 2007.  Mr. Kuck had served as Senior Vice President of Operations since 2005 and from 2004 to 2005 served as Regional Vice President for our central region.  Mr. Kuck has over 20 years of progressive managerial experience in sales, operations, finance and corporate administration.  Mr. Kuck holds a Bachelor of Arts degree from Augustana College and a Juris Doctor degree from the University of Minnesota Law School.  Mr. Kuck also received a Certified Public Accountant certificate in 1983.

Jeffrey L. Singer was named Executive Vice President, Sales and Marketing in 2007.  Mr. Singer had served as Senior Vice President, Asset Optimization since 2003. Mr. Singer has over 25 years of health care industry experience, focusing on medical equipment acquisition, management and sales.  He holds a Bachelor of Science degree in Marketing and Logistics from the University of Missouri.

David G. Lawson has been the Senior Vice President of Information and Strategic Resources since 2007.  Prior to that time, Mr. Lawson served as Senior Vice President of Technology, Professional Services, Marketing and Facilities since 2002.  He has over 30 years of technology experience, 20 of those in the health care/financial services industries.  He holds a Bachelor of Science degree in Hospital Administration from Concordia College.

Walter T. Chesley joined us in 2003 as Senior Vice President, Human Resources and Development.  He has over 25 years of human resources experience.  Mr. Chesley has a Bachelor of Science degree in Communications and Public Relations from Boston University and a Juris Doctor degree from the American University Washington College of Law.

William S. Heintze has been our Senior Vice President of Strategic Sales since 2009.  Prior to that time, Mr. Heintze served as Senior Vice President of National Accounts since 2004.  He is responsible for managing our relationships with GPOs, IDNs, patient care solutions, resident-based programs, and manufacturers.  Mr. Heintze has over 25 years of sales and marketing experience and holds a Bachelor of Business Administration degree from The University of Iowa.

Robert D. Brooks has been our Senior Vice President of Field Operations since 2010.  Prior to that time, Mr. Brooks served as Regional Vice President of Operations since 2005.  He is responsible for the oversight and management of our field based operations including district offices, centers of excellence and resident based programs. Mr. Brooks has over 25 years of operations experience and holds a Bachelor of Science degree from Missouri State University and a Masters of Business Administration degree from Bethel University.

Robert F. Zdon has been our Senior Vice President of Corporate Operations since 2010.  Prior to that time, Mr. Zdon served as Regional Vice President of Operations since 2005.  He is responsible for the oversight and management of our corporate based operations including logistics, supply chain, pricing, quality and technical services administration. Mr. Zdon has over 20 years of health care industry experience and holds a Bachelor of Electrical Engineering degree from the University of Minnesota.

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

Barry P. Schochet has served as a director and as a member of our audit committee since 2008.  Mr. Schochet currently is President and Chief Executive Officer of BPS Health Ventures, LLC, a health care consulting and equity investment firm, a position he has held since 2005.  From 1979 until 2005, he served in several executive capacities at Tenet Healthcare Corporation, including Vice Chairman.  Through its subsidiaries, Tenet owns and operates acute care hospitals and related health care services.  Mr. Schochet served as a director of Broadlane, Inc. from its founding in 2000 until its sale in 2010.  Mr. Schochet serves as an advisor to TriCap Technology Group and the Redina Companies.  Mr. Schochet holds a Master’s degree in hospital administration from George Washington University and a Bachelor of Arts degree in Zoology from the

University of Maine.  Mr. Schochet brings to our board sophisticated health care system management and purchasing expertise.

Bret D. Bowerman has been a director and a member of our audit committee since 2007. Mr. Bowerman is a Principal of Irving Place Capital, formerly known as Bear Stearns Merchant Banking (“BSMB”).  When with BSMB, Mr. Bowerman held the position of Senior Associate.  Prior to joining BSMB in 2007, Mr. Bowerman worked as a Research Analyst at investment manager GoldenTree Asset Management from 2006 to 2007.  Mr. Bowerman currently serves on the Board of Directors of National Surgical Hospitals.  Mr. Bowerman holds a Master of Business Administration degree from the Wharton School of the University of Pennsylvania and a Bachelor of Arts degree in Economics from Washington & Lee University.  Mr. Bowerman has a deep understanding of financial issues, which makes him a skilled advisor.

David Crane has been a director and a member of our compensation committee since 2008.  Mr. Crane currently serves as Executive Chairman of NewHope Bariatrics, Inc.  NewHope Bariatrics, in partnership with physicians, owns and manages ambulatory surgery centers dedicated to meeting the needs of the morbidly obese patient.  Since 2008 Mr. Crane has served as a senior advisor for health care for Irving Place Captial.  Mr. Crane served as a director of Orion HealthCorp, Inc. from 2004 to 2008, as a director of Pediatric Services of America, Inc. from 2003 to 2007, and as a director of Alveolus Inc. from 2002 to 2008.  Mr. Crane was on the Board of Trustees of the Charlotte Latin School from 2000 to 2008.  Mr. Crane holds a Master of Business Administration degree from Harvard Business School and a Bachelor of Arts degree from Yale College.  Mr. Crane contributes experience in the growing specialty of bariatric medicine and the vantage of a provider system striving to achieve superior patient outcomes and optimal financial performance.

John D. Howard became a director in 2007.  Mr. Howard has served since November 2008 as Chief Executive Officer of Irving Place Capital, formerly BSMB, a leading institutional private equity firm focused on making equity investments in middle-market companies.  Prior to November 2008, Mr. Howard was the founder and Chief Executive Officer of BSMB and a Senior Managing Director of the investment bank Bear, Stearns & Co. Inc.  He currently serves on the board of directors of Aeropostale Inc, Multi Packaging Solutions Company, New York & Company, Inc. and Dots, LLC.  Additionally, Mr. Howard is a member of the Advisory Board of the Yale School of Management and a trustee of Mount Sinai Hospital.  Mr. Howard holds a Master of Business Administration degree from the Yale School of Management and a Bachelor of Arts degree from Trinity College.  Having served on multiple boards of directors, and as a veteran of private equity finance, Mr. Howard brings a deep understanding of corporate governance and financial strategy on which he can draw while serving as a member of our board.

Kevin L. Roberg has been a director and has served as chairman of our audit committee since 2007.  Mr. Roberg is the founder and since 1998 has served as a managing partner of Kelsey Capital Management, a private investment firm, and since 1999 has been a general partner with the Menlo Park, California-based health care venture capital firm Delphi Ventures.  Mr. Roberg is also a director of Thomas and Betts Corporation, Compellent Technology, Snap Fitness, Inc., Ryan Companies US, Inc., Idea Drilling, Novologix, Inc., Yale Mechanical Inc., Lake Air Metal Products, LLC, and ProStaff, Inc.  From 2007 to 2008, Mr. Roberg served as interim Chairman and CEO of ProStaff, Inc., following the death of its founder.  Mr. Roberg was also President/CEO of ValueRx (a subsidiary of Value Health) from 1995 to 1998.  Mr. Roberg received a Bachelor of Science degree from The University of Iowa.  Mr. Roberg has held a variety of executive positions in the staffing and health care fields.  From 1974 to 1998, he gained valuable health care industry experience as a clinic administrator, health care foundation executive, a managed care executive, and a national prescription drug management leader.  Since 1998 Mr. Roberg’s focus has mainly been serving on public health care boards and health care investing.

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

Robert Juneja has been a director and has served as chairman of our compensation committee since 2007.  Mr. Juneja is a Senior Managing Director and Partner of Irving Place Capital, formerly BSMB.  When with BSMB Mr. Juneja held the title of Partner and was Senior Managing Director of Bear, Stearns & Co. Inc. (NASDAQ: BSCBM) since 2007.  Mr. Juneja joined BSMB in 2000 and focused on investments in financial services and health care services.  Mr. Juneja serves on the board of directors of National Surgical Hospitals, Manifold Capital Corp., Alter Moneta Holdings, Caribbean Financial Group, Cavalry Investments Holdings, and Churchill Financial Holdings.  Mr. Juneja holds a Master of Business Administration degree from the Wharton School of the University of Pennsylvania and a Bachelor of Arts degree in Mathematics from the University of Michigan.  Mr. Juneja has extensive knowledge of complex financial and operational issues facing health care organizations today.

John B. Grotting became a director in 2010.  Mr. Grotting has served as an Operating Partner for Frazier Healthcare Ventures since 2010.  Frazier Healthcare Ventures is one of the leading providers of venture and growth equity capital to emerging biopharma, medical device and healthcare service companies.   In addition, Mr. Grotting has held a variety of senior executive positions in the healthcare field, including serving as CEO of medical device reprocessor Ascent Healthcare Solutions from 2004 to 2009.  Prior to joining Ascent Healthcare Solutions in 2004, Mr. Grotting held senior executive positions at Legacy Health System, Allina Health System and Bridge Medical, Inc.  Mr. Grotting serves as a director of VHA Inc., St. Olaf College, Vocera Communications, Inc. and Scottsdale Healthcare.  Mr. Grotting holds a Master’s degree in Hospital and Healthcare Management from the University of Minnesota and a B.A. in Economics from St. Olaf College in Northfield, MN.  Mr. Grotting has extensive experience in health system operations management along with growing and successfully selling two healthcare growth equity businesses.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors

Each member of our board of directors is expected to devote sufficient time, energy and attention to ensure diligent performance of his or her duties.  Our board met four times during 2010, one of which occurred subsequent to the election of John Grotting as director on August 11, 2010.  All of our current directors attended 75 percent or more of the meetings of our board and various committees that occurred during their term of service during 2010.  We believe that Kevin Roberg, Mark McKenna, Barry Schochet, and John Grotting are independent as defined under the current rules of The NASDAQ Stock Market LLC (“NASDAQ”).  John Howard, Robert Juneja and Bret Bowerman are not considered to be independent due to their respective relationships with IPC and Parent, David Crane is not considered to be independent because he serves as a senior advisor to IPC, and Mr. Blackford is not considered to be independent because he serves as chairman of the board and chief executive officer of Parent and as our chairman and chief executive officer.

Under a securityholders agreement among Parent, IPC/UHS, L.P. and IPC/UHS Co-Investment Partners, L.P., which are both affiliates of IPC (together, “IPC/UHS”), Gary D. Blackford and Kathy Blackford (together, “Blackford”) and certain other securityholders of Parent (referred to, with Blackford, as the “Parent Securityholders”), IPC/UHS, the Parent Securityholders and their respective permitted transferees have agreed to vote all of their Parent securities so that the following individuals are elected to and continue to serve on our board of directors:

·                  three representatives (the “Irving Place Capital Directors”) designated by the holders of at least a majority of the common stock and common stock equivalents included in the Parent securities issued or issuable to IPC/UHS or any permitted transferees of IPC/UHS, and

·                  the chief executive officer of the Company, currently Gary Blackford, provided that Mr. Blackford is entitled to remain as a director following the termination of his employment with the Company so long as (i) he continues to own at least 50% of the Parent securities owned by him as of the date of the securityholders agreement, and (ii) he is not employed by, or consulting for, any competitor of the Company or any of its subsidiaries.

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

Committees of the Board of Directors

Audit Committee

Our audit committee members are Kevin Roberg, Bret Bowerman and Barry Schochet.  Mr. Roberg is the chairman. The audit committee met four times during 2010 with members  present at 75% or more of the meetings.  The audit committee, among other things:

·                  reviews the results of the independent registered public accounting firm’s annual audit and its required communication on any significant adjustments, management judgments and estimates, new accounting policies and disagreements with management;

·                  reviews and discusses with management and our independent registered public accounting firm our quarterly financial statements and our audited financial statements, and approves the filing of the audited annual financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission;

·                  reviews and oversees the performance of our independent registered public accounting firm;

·                  reviews written disclosures and the letter from the independent accountant required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence, and discusses with the independent accountant the independent accountant’s independence;

·                  approves the fees and other significant compensation to be paid to the independent auditors, and pre-approves all permissible non-audit services to be performed by the independent auditors;

·                  reviews the adequacy of our system of internal accounting controls;

·                  reviews and periodically reassesses the audit committee charter;

·                  discusses with the independent auditors the annual financial statements, the results of its audit and the matters required to be communicated to audit committees in accordance with Statement on Auditing Standards No. 61, Communication with Audit Committees;

·                  oversees the preparation of and approves the report of the audit committee for inclusion in the Company’s Annual Report on Form 10-K for filing with the SEC.

·                  oversees the application of the Company’s related person transaction policy and its code of business conduct and ethics;

·                  assesses whether management has a review system in place that is reasonably designed to satisfy legal requirement with respect to the Company’s financial statements, reports and other financial information disseminated to governmental organizations and the public;

·                  reviews the types of issues reported to the Company Hotline, which is a reporting system used by employees to pose questions about, or report violation or suspected violations of the Company’s code of business conduct and ethics, and periodically review with Company’s counsel reports made to the Company’s Hotline;

·                  reviews the valuation of the Company in connection with Parent’s determination of the exercise price of stock option awards; and

·                  conducts periodic self-evaluations of its performance.

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

Compensation Committee

Our compensation committee consists of Robert Juneja, David Crane, and Mark McKenna.  The compensation committee met two times during 2010 with all members present at each meeting.  The compensation committee, among other things:

·                  assists the board in overseeing the Company’s management compensation policies and practices, including evaluating annually the performance of the Company’s executive officers and determining and approving the compensation of our executive officers (including our chief executive officer);

·                  reviews and approves equity compensation programs for employees;

·                  reviews the objectives of the Company’s management compensation programs, and reviews and authorizes any employment, compensation, benefit or severance arrangement with any executive officer (current or former);

·                  prepares or oversees the preparation of and approves the Compensation Discussion and Analysis required by the rules of the Securities and Exchange Commission;

·                  retains consultants or experts as it deems necessary in the performance of its responsibilities;

·                  produces an annual compensation committee report for inclusion in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission;

·                  determines the annual compensation to be paid to the named executive officers; and

·                  makes regular reports to the board of directors concerning executive compensation.

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

The compensation paid to our named executive officers for fiscal 2010 was determined by the compensation committee in March 2010 in consultation with our chief executive officer, and recommended to our board of directors for final approval, which also occurred in March 2010.  The compensation committee has the authority to retain, and did so during 2010, an independent compensation consultant that gathered executive compensation comparison information from both internal and external sources.

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

Overview of Compensation Program and Process

We have structured our compensation program to motivate the named executive officers to achieve the business goals set by us, and to reward them for achieving these goals.  In furtherance of this, our compensation committee conducts an annual review of our total compensation program to achieve the following goals:

·                  provide fair, reasonable and competitive compensation;

·                  link compensation with our business plans;

·                  reward achievement of both company and individual performance; and

·                  attract and retain talented executives who are critical to the Company’s success.

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

In 2010 the compensation committee considered certain elements of total compensation against a group of publicly traded companies in the same or related industries (the “Peer Group”).  In fiscal 2010 our compensation committee reviewed the compensation, including base salary and incentive compensation, paid to executives in the Peer Group, and considered the performance evaluations and recommendations presented by Mr. Blackford in determining the appropriate compensation for each named executive officer.  Due to the greater breadth of responsibilities held by our chief executive officer, his total compensation is higher than the other named executive officers.  In approving the compensation for our named executive officers, including our chief executive officer, our board of directors also considered the recommendations of our compensation committee, as well as our company’s performance and the need to attract, retain, and motivate our executives.

It is challenging for us to identify a group of similarly situated peer companies, because the identity of competitors varies among our three business segments, and great variability exists in the size and scope of activities among health care industry businesses, including our competitors.  For purposes of determining our 2010 compensation, our compensation committee determined that it was appropriate to select the following companies for inclusion in the Peer Group based on the sensitivity of each Peer Group member to similar marketplace trends, and industry sector:

·                  Stericycle, Inc., a company that outsources medical waste disposal services;

·                  CareFusion Corporation, a supplier of certain of our products;

·                  Healthcare Services Group, Inc., a company that outsources housekeeping and dietary services to medical facilities;

·                  MedAssets, Inc., a provider of supply chain consulting and revenue cycle management services for health systems, hospitals and health care providers;

·                  Computer Programs and Systems, Inc., a provider of information technology needs to community health care providers; and

·                  Kinetic Concepts, Inc., one of our largest competitors in our Medical Equipment Outsourcing segment.

The Peer Group typically is re-evaluated each year, and consistent with that practice, on August 2, 2010, the compensation committee re-examined its selection of companies to comprise the Peer Group, taking into consideration data compiled from public sources, investment banks, compensation consultants and independent analysts about companies that are comparable to UHS, as well as information available about other companies that operate within the health care industry or that reflect the following attributes:

·                  a business model of providing outsourced solutions consistent with UHS’ current focus;

·                  an organic and acquisitive growth profile similar to UHS;

·                  a technology solutions focus consistent with UHS’ approach; and

·                  a lack of direct reimbursement risk from third-party payors such as Medicare and Medicaid.

The compensation committee determined that it was appropriate to update the Peer Group based on the Company’s evolving business mix and revenue sources, expanding business offerings, current and forecasted growth profile, and evolving strategy, which includes a solutions-based focus. Accordingly, the compensation committee determined that for purposes of 2011 compensation the Peer Group will consist of the following companies:

·                  Stericycle, Inc., a company that outsources medical waste disposal services;

·                  CareFusion Corporation, a supplier of certain of our products;

·                  Healthcare Services Group, Inc., a company that outsources housekeeping and dietary services to medical facilities;

·                  MedAssets, Inc., a provider of supply chain consulting and revenue cycle management services for health systems, hospitals and health care providers;

·                  Computer Programs and Systems, Inc., a provider of information technology needs to community health care providers;

·                  Kinetic Concepts, Inc., one of our largest competitors in our Medical Equipment Outsourcing segment;

·                  Cerner Corporation, a supplier of healthcare information technology solutions;

·                  HealthSouth Corporation, a provider of inpatient rehabilitative services;

·                  United Surgical Partners International, Inc., owner and manager of short-stay ambulatory surgery centers and surgical hospitals; and

·                  Vanguard Health Systems, Inc., operator of for-profit acute care hospitals.

2010 Executive Compensation Components

For fiscal 2010 the principal components of compensation for our named executive officers were base salary and annual performance-based incentive compensation, each of which is addressed in greater detail below.  Each named executive officer also has severance and/or change of control benefits, and is eligible to participate in our long-term savings plan and the broad-based benefit and welfare plans that are available to our employees in general.  One of our named executive officers also participates in our Employees’ Pension Plan (the “Pension Plan”), which was frozen on December 31, 2002 and under which no additional participants were permitted after that date.  In addition, the named executive officers are eligible to receive stock option awards from Parent under its stock option plan.  Although these awards are determined solely by Parent’s board of directors, our compensation committee considers the option awards in assessing each named executive officer’s compensation package and whether such package is consistent with our compensation program philosophy and objectives.

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

Setting Executive Compensation

The compensation committee determines the total compensation for our named executive officers based on a consideration of the following factors:

·                  the scope of responsibility of each named executive officer;

·                  market data from Peer Group companies;

·                  an assessment of the positions of similarly situated executives within the Peer Group and internal comparisons to the compensation received by those executives;

·                  internal review of each named executive officer’s compensation, both individually and relative to other named executive officers;

·                  individual performance of each named executive officer, which is assessed based on factors such as fulfillment of job responsibilities, the financial and operating performance of the activities directed by each named executive officer, experience and potential;

·                  the total compensation paid to each named executive officer in past years (including long-term equity (stock option) compensation awarded by Parent under its stock option plan);

·                  performance evaluations for each named executive officer, delivered by Mr. Blackford; and

·                  Mr. Blackford’s recommendations regarding the annual base salary and performance-based incentive compensation for each named executive officer.

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

In March 2010, the compensation committee determined to increase the base salaries of each of the named executive officers based, in each case, on the compensation committee’s assessment of the individual’s performance.  The increases became effective April 1, 2010.

Annual Performance-Based Incentive Compensation

The annual performance-based incentive compensation component is offered through the Executive Incentive Program (the “EIP”), an annual cash incentive program that provides our executive officers with an opportunity to earn annual incentive awards based on the Company’s financial performance and the executive officers’ achievement of individual objectives.  Under the EIP, our named executive officers can earn incentive awards that are based on a percentage of base salary, with the percentage for each officer (other than our chief executive officer, whose percentage is specified in his employment agreement with us) set at a level the compensation committee has determined is consistent with his or her level of accountability and impact on our operations.  The percentage of base salary for our named executive officers (other than the chief executive officer) varies from 65% to 75% of base salary.  Also in March 2011, the Compensation Committee determined that the target award under the Executive Incentive Program for Gary D. Blackford, Chairman and Chief Executive Officer, would increase from 85% of base salary to 100% of base salary for 2011. In setting the percentage of base salary for each executive officer (other than our chief executive officer), the compensation committee considers the incentive compensation paid to executives in the Peer Group.

The corporate financial objective under the EIP relates to earnings before interest, income tax, depreciation and amortization (“EBITDA”), as adjusted for stock-based compensation, transaction and related expenses, loss on extinguishment of debt, other, and board of director expenses (“Adjusted EBITDA”).  The minimum, target and maximum levels for achievement of the corporate financial objective are proposed each year by our chief executive officer and finally determined by the compensation committee.  In March 2010 the minimum, target and maximum levels for achievement of the corporate financial objective for 2010 EIP awards were determined by our compensation committee in accordance with the levels proposed by our chief executive officer and finally determined by the Compensation Committee.  Awards are based on the Company’s achievement of the objective for the current year, calculated by comparing actual and target Adjusted EBITDA for that fiscal year.

For the 2010 EIP awards to each named executive officer, each 1% directional variance to target has a five-percent multiplier effect on the amount of the potential EIP award with bookends at 110% and 93% of target, correlating to a multiplier effect to incentive levels of 150% to 65%, respectively.  Named executive officers participating in the EIP receive no payment under the EIP, unless the Company achieves the minimum performance level (93% of target).  Named executive officers receive a payment ranging from 65% to 100% of the target award opportunity if the Company achieves a performance level ranging from 93% to 100% of target, and a payment ranging from 100% up to 150% of the target award opportunity if the Company achieves a performance level ranging from 100% to 110% of target.  Although our chief executive officer’s potential EIP award is governed by his employment agreement, which provides bookends for his potential EIP award at 110% and 90% of target (rather than 110% and 93%) and with a potential payment range from 0% to 170% (rather than 0% to 150%), the compensation committee determined it appropriate to align the chief executive officer’s 2010 EIP Program with the other named executive officers, and the chief executive officer agreed to such alignment for fiscal 2010.

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

For fiscal 2010 the compensation committee reviewed the Company’s performance against the corporate financial objective, and reviewed the achievement of each named executive officer’s individual objectives on the basis of the performance evaluation delivered by Mr. Blackford.  Awards were determined by the compensation committee based on these results.

During the past five years, the Company achieved performance in excess of the target three times, but did not achieve the maximum performance level.  The payout percentage in the past five years ranged between approximately 77% and 164% of the participant’s target award opportunity.  Generally, the minimum, target and maximum levels for achievement of the corporate financial objective are set, so that the relative difficulty of achieving the target is consistent from year to year.

Awards granted to named executive officers under the EIP in March 2011 for performance in 2010 are reflected in the “Non-equity Incentive Plan” column of the Summary Compensation Table on page 84.  The Company expects to pay the EIP award in March 2011.

Severance and/or Change of Control Benefits

The Company has adopted an Executive Severance Pay Plan that provides for severance benefits for certain of our senior executive officers, including Timothy Kuck, Jeffrey Singer and Diana Vance-Bryan, who are named executive officers.  In addition, we have entered into employment agreements with Gary Blackford, our chief executive officer, and Rex Clevenger, our chief financial officer.  These employment agreements provide for severance and/or change of control benefits for Mr. Blackford and Mr. Clevenger.  Severance and/or change in control benefits serve several purposes and are designed to:

·                  aid in the attraction and retention of the executives as a competitive practice;

·                  keep the executives focused on running the business, impartial and objective when confronted with transactions that could result in a change of control; and

·                  encourage our executives to act in the best interest of our stockholder in evaluating transactions.

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

Long-Term Equity Incentive (Stock Option) Compensation

The 2007 Stock Option Plan of Parent (“2007 Stock Option Plan”) provides for the award of stock options to the named executive officers and is designed to:

·                  enhance the link between the creation of stockholder value and long-term executive incentive compensation;

·                  provide an opportunity for increased equity ownership of Parent by executives; and

·                  maintain competitive levels of total compensation.

Stock option award levels vary among participants based on their positions within the Company.  Consistent with past practice, broad-based stock option awards were granted in June of 2007, following a change in control of the Company, which occurred in connection with the Transaction.  Thereafter, options are expected to be granted at approximately the same time each year during the first quarter and are granted to individuals who were newly hired or who were promoted or who increased their job responsibilities during the past 12-month period.  None of the named executive officers received a grant of options subsequent to June 2007.  The exercise price of stock option awards under the 2007 Stock Option Plan is equal to the fair market value of Parent’s common stock on the grant date as determined by the board of directors of Parent.  The ultimate value of an award depends on Parent’s stock price.  For a detailed discussion of the 2007 Stock Option Plan, including the August 2010 amendment to the vesting provisions of option agreements, see discussion under the heading “2007 Stock Option Plan” below.

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

Years of Service	Vesting Percentage
Less than 3	—
3	20%
4	40%
5	60%
6	80%
7	100%

The formulas below provide an illustration as to how the retirement benefits are calculated.

Normal Retirement

First Formula

1.6%	X	Average Monthly	X	Years of Credited	-	Social Security	=	Monthly Benefit
		Pay (1)		Service (up to 25)		Offset

Second Formula

Years of Credited Service	X	$6.00	=	Monthly Benefit

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

TAX AND ACCOUNTING IMPLICATIONS

Deductibility of Executive Compensation

The compensation committee reviews and considers the Company’s deductibility of executive compensation.  We believe that compensation paid under our EIP is generally 100% deductible for federal income tax purposes, except that potential “excess parachute payments” exist with respect to our named executive officers.  Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), provides that the Company may not deduct compensation paid in connection with a change of control that is treated as an excess parachute payment. In certain circumstances, the compensation committee may elect to approve compensation that is not fully deductible to ensure competitive levels of compensation for our executive officers.  For 2010, we believe that all executive officer compensation paid will be fully deductible.

Accounting for Stock-Based Compensation

Beginning January 1, 2006, we began accounting for our stock-based compensation, namely, stock options issued under the 2007 Stock Option Plan, as required by ASC Topic 718, “Compensation — Stock Compensation.”

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

SUMMARY COMPENSATION TABLE

The table below sets forth the total compensation awarded to, earned by or paid to the named executive officers for our 2010, 2009 and 2008 fiscal years.

The named executive officers are not entitled to receive payments which would be characterized as “Bonus” payments for the years ended December 31, 2010, 2009, or 2008.  Amounts listed under the “Non-Equity Incentive Plan Compensation” column were determined in accordance with the “2010 Executive Incentive Plan Targets,” filed as Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 2009, as approved by the compensation committee of our board of directors.  The non-equity incentive plan compensation is expected to be paid in March 2011.

					Change in
					Pension
					Value and
				Non-Equity	Non-Qualified
				Incentive	Deferred
			Option	Plan	Compensation	All Other
Name and		Salary	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($) (1)	($) (2)	($) (3)	($) (4)	($)
Gary D. Blackford	2010	$479,820	$2,820,592	$407,800	N/A	$7,197	$3,715,409
Chairman of the Board and	2009	$480,957	$503,657	$408,800	N/A	$7,214	$1,400,628
Chief Executive Officer	2008	$446,206	$1,007,355	$379,275	N/A	$6,693	$1,839,529

Rex T. Clevenger	2010	$348,504	$583,570	$291,400	N/A	$7,350	$1,230,824
Executive Vice President	2009	$349,330	$104,205	$262,000	N/A	$7,350	$722,885
and Chief Financial	2008	$324,089	$208,418	$243,067	N/A	$6,900	$782,474
Officer

Timothy W. Kuck	2010	$252,185	$486,309	$176,500	N/A	$7,350	$922,344
Executive Vice President,	2009	$252,783	$86,837	$176,900	N/A	$7,350	$523,870
Strategy and Business	2008	$234,518	$173,682	$164,163	N/A	$6,900	$579,263
Development

Jeffrey L. Singer	2010	$244,927	$486,309	$131,400	$8,056	$7,348	$878,040
Executive Vice President,	2009	$242,780	$86,837	$169,900	$4,182	$7,350	$511,049
Sales and Marketing	2008	$224,682	$173,682	$157,277	$6,193	$6,740	$568,574

Diana Vance-Bryan	2010	$219,473	$243,155	$172,700	N/A	$6,584	$641,912
Executive Vice President	2009	$219,993	$43,419	$143,100	N/A	$6,600	$413,112
and Chief Operating Officer (5)	2008	$204,098	$86,840	$138,300	N/A	$6,123	$435,361

(1)          The amounts in the “Option Awards” column reflect the dollar amount recognized for financial statement reporting purposes for the years ended December 31, 2010, 2009 and 2008, respectively, in accordance with ASC Topic 718 of awards pursuant to the 2007 Stock Option Plan.  The expense includes amounts from awards granted before 2010.  Assumptions used in the calculation of these amounts are included in Note 9 to our audited financial statements for the fiscal year ended December 31, 2010 set forth in Part IV, Item 15 of this Annual Report on Form 10-K.  On August 11, 2011, the option agreements relating to all then-outstanding options were amended to immediately accelerate options that had been eligible to vest on December 31, 2009 but did not then vest because the Company did not achieve the applicable Adjusted EBITDA performance target for the fiscal year ended December 31, 2009.  At the time vesting was accelerated, these options remained eligible for vesting in future years based on the Company’s achievement of an aggregate adjusted EBITDA target.  The expense amount included in the 2010 financial statements related to this acceleration of vesting is included in the table below as “accelerated expense”.  In addition, the amendments eliminated, as to all performance vesting options, the condition that the Company achieve specified Adjusted EBITDA performance targets in order for those options to vest after the date of the amendment.  The expense amount contained in the “recurring expense” column below includes both: (a) performance vesting options that were not accelerated but whose vesting provisions were affected by the amendment and (b) time vesting options not affected by the amendment.  A reconciliation of 2010 option award expense is included below.

			Total 2010
	Recurring	Accelerated	Option Award
Name	Expense	Expense	Expense
Gary D. Blackford	$1,662,185	$1,158,407	$2,820,592
Rex T. Clevenger	343,900	239,670	583,570
Timothy W. Kuck	286,584	199,725	486,309
Jeffrey L. Singer	286,584	199,725	486,309
Diana Vance-Bryan	143,292	99,863	243,155

(2)          The amounts in the “Non-Equity Incentive Plan Compensation” column reflect the cash awards to the named executive officers under the EIP, which is discussed in detail on page 78 under the caption “Annual Performance-Based Incentive Compensation.”

(3)          The amount in the “Change in Pension Value and Non-Qualified Deferred Compensation Earnings” column for Mr. Singer, the only named executive officer covered by the Pension Plan, reflects the change in the present value of Mr. Singer’s benefits under the Pension Plan using interest rate and mortality rate assumptions consistent with those used in our audited financial statements and includes amounts which Mr. Singer may not be entitled to receive because such amounts are not vested.  The Pension Plan is discussed in detail on page 81 under the caption “Retirement Plans.”

(4)          The amounts in the “All Other Compensation” column reflect our contributions for all of the named executive officers to the Long-Term Savings Plan, discussed in detail on page 80 under the caption “Long-Term Savings Plan and Other Benefits.”

(5)          During 2010, Diana Vance-Bryan served as our Senior Vice President and General Counsel.  On December 22, 2010, Ms. Vance-Bryan was promoted to Executive Vice President of Operations of the Company, effective January 1, 2011.

2010 GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts
		Under Non-Equity Incentive Plan
		Awards (1)
	Grant	Threshold	Target	Maximum
Name	Date	($)	($)	($)
Gary D. Blackford	N/A	$—	$407,800	$693,260
Rex T. Clevenger	N/A	$—	$261,400	$392,100
Timothy W. Kuck	N/A	$—	$176,500	$264,750
Jeffrey L. Singer	N/A	$—	$171,400	$257,100
Diana Vance-Bryan	N/A	$—	$142,700	$214,050

(1)          The amounts shown under “Estimated Future Payments Under Non-Equity Incentive Plan Awards” reflect the minimum, target and maximum payment levels, respectively, under the Company’s EIP, which is discussed in detail on page 78.  These amounts are based on the named executive officer’s base salary and position for the year ending and as of December 31,

2010.  The 2010 EIP payout is included in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table.

(2)          No equity or option awards were granted to the named executive officers during fiscal year 2010.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2010 (1)

	OPTION AWARDS (2)
				Equity Incentive
				Plan Awards:
		Number of	Number of	Number of
		Securities	Securities	Securities
		Underlying	Underlying	Underlying
		Unexercised	Unexercised	Unexercised	Option	Option
		Options (#)	Options (#)	Unearned Options	Exercise	Expiration
Name	Grant Date	Exercisable	Unexercisable	(#)	Price ($)	Date
Gary D. Blackford	6/18/2007	9,666,667	2,416,667	2,416,667	$1.00	6/17/2017
Rex T. Clevenger	6/18/2007	2,000,000	500,000	500,000	$1.00	6/17/2017
Timothy W. Kuck	6/18/2007	1,666,667	416,667	416,667	$1.00	6/17/2017
Jeffrey L. Singer	6/18/2007	1,666,667	416,667	416,667	$1.00	6/17/2017
Diana Vance-Bryan	6/18/2007	833,333	208,334	208,334	$1.00	6/17/2017

(1)          All outstanding equity awards are option awards granted under Parent’s 2007 Stock Option Plan, discussed in detail on page 80 under the caption “Long-Term Equity Incentive (Stock Option) Compensation.”

(2)          Half of the options granted under the 2007 Stock Option Plan for our named executive officers vest over a six-year period of service with one-sixth vesting on December 31 of each year of the six-year period, with such unvested options included in the “Number of Securities Underlying Unexercised Options Unexercisable” column.  The remaining half of the options also vest over a six-year period and, prior to August 11, 2010, vesting was subject to the Company’s attainment of certain performance objectives, with one-sixth vesting on December 31 of each year of the six-year period.  On August 11, 2010, the option agreements relating to all then-outstanding options were amended to immediately accelerate options that had been eligible to vest on December 31, 2009 but did not then vest because the Company did not achieve the applicable Adjusted EBITDA performance target for the fiscal year ended December 31, 2009.  At the time vesting was accelerated, these options remained eligible for vesting in future years based on the Company’s achievement of an aggregate Adjusted EBITDA target.  The amendments also eliminated, as to all performance vesting options, the condition that the Company achieve specified Adjusted EBITDA performance targets in order for those options to vest after the date of the amendment.  The 2007 Stock Option Plan, including the August 11, 2010 amendment, is discussed in detail under the caption “2007 Stock Option Plan” below.

2010 PENSION BENEFITS

The table below shows the actuarial present value of accumulated benefits payable to Jeffrey Singer, the only participating named executive officer, including the number of years of service credited to him, under our Pension Plan determined using interest rate and mortality rate assumptions consistent with those used in our financial statements.

Information regarding our Pension Plan is discussed under the caption “Retirement Plans” on page 81.

Number of
		Years of	Present Value	Payments
		Credited Service	of Accumulated	During Last
Name (1)	Plan Name	(#)	Benefit ($)(2)	Fiscal Year ($)
Gary D. Blackford (1)	N/A	N/A	N/A	N/A
Rex T. Clevenger (1)	N/A	N/A	N/A	N/A
Timothy W. Kuck (1)	N/A	N/A	N/A	N/A
Jeffrey L. Singer	UHS Employees’ Pension Plan	4.4	$50,168	$—
Diana Vance-Bryan (1)	N/A	N/A	N/A	N/A

(1)          Mr. Blackford, Mr. Clevenger, Mr. Kuck, and Ms. Vance-Bryan are not eligible to participate in our Pension Plan.

(2)          Includes amounts which the named executive officer may not currently be entitled to receive because the amount is not vested.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

POTENTIAL PAYMENTS UNDER EMPLOYMENT AGREEMENTS

In connection with the Transaction, IPC negotiated new employment agreements between the Company and each of Mr. Blackford and Mr. Clevenger.  The employment agreements were amended and restated on December 31, 2008, to comply with Section 409A of the Internal Revenue Code (“Code”).  Section 409A of the Code imposes certain requirements on nonqualified deferred compensation plans and arrangements.  Final regulations under Section 409A became effective on January 1, 2009.  The terms of the amended and restated employment agreements, as they related to the possible payments upon termination of each of the aforementioned named executive officers, are summarized below and are economically equivalent to the benefits Mr. Blackford and Mr. Clevenger were entitled to before, with the timing of payments and certain other provisions modified to comply with Section 409A.  The amounts shown below assume that termination of employment was effective as of December 31, 2010, include amounts earned through that date, and are estimates of the amounts which would be paid out to the named executive officers upon their termination. The actual amounts paid can only be determined at the time of each named executive officer’s separation from us.

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

Payments Made Upon Death or Disability

In the event of death or disability, Mr. Blackford or his legal representative will receive, on the 61st day following termination, a lump sum payment consisting of the following:

·                  100% of his current base salary;

·                  $11,350 intended for health and welfare benefits;

·                  earned and unpaid EIP compensation for the calendar year ending prior to the date of termination, if any; and

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

Payments Made Upon Termination Without Cause or Resignation For Good Reason

If we terminate Mr. Blackford’s employment without Cause or he resigns for Good Reason, Mr. Blackford will receive, on the 61st day following termination, a lump sum payment consisting of the following:

·                  185% of his current base salary;

·                  $11,350 intended for health and welfare benefits; and

·                  earned and unpaid bonus for the calendar year ending prior to the date of termination, if any.

The Company also will pay Mr. Blackford his pro rata EIP award for the calendar year in which his employment terminates, at the time the Company pays EIP awards to other senior executives for that same calendar year.  Additionally, Mr. Blackford will receive accrued vested benefits through any benefit plan, program or arrangement of the Company at the times specified therein.

“Cause” means:

·                  the commission by the named executive officer of a felony for which he is convicted; or

·                  the material breach by the named executive officer of his agreements or obligations under his employment agreement described in a written notice to the named executive officer that is not capable of being cured or has not been cured within 30 days after receipt.

Mr. Blackford will have “Good Reason” for termination if other than for Cause any of the following has occurred:

·                  Mr. Blackford’s base salary or EIP target percentage has been reduced, other than in connection with an across-the-board reduction, not to exceed 5% of the then current base salary, of approximately the same percentage in executive compensation to executive employees imposed by our board of directors in response to negative financial results or other adverse circumstances affecting us;

·                  our board of directors establishes an unachievable and commercially unreasonable adjusted EBITDA target that we must achieve for the named executive officer to receive an EIP under his employment agreement and Mr. Blackford provides written notice of his objection to the board of directors within ten business days;

·                  Mr. Blackford is not elected or re-elected to the board of directors;

·                  we have reduced or reassigned a material portion of Mr. Blackford’s duties, have diminished his title, have required Mr. Blackford to relocate outside the greater Minneapolis area, have relocated our corporate headquarters outside the greater Minneapolis area or have removed or relocated outside the greater Minneapolis area a material number of our employees or senior management, in each case without Mr. Blackford’s written consent; or

·                  we have breached in any material respect the employment agreement of Mr. Blackford.

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

Payments Made Upon a Change of Control

In the event of the termination without Cause or resignation for Good Reason of Mr. Blackford at any time within six months before, or 24 months following, a Change of Control, or the termination of employment by Mr. Blackford for any reason during the 30-day period following the six month anniversary of the Change of Control, and notwithstanding and in lieu of amounts provided for resignation without Cause or for resignation for Good Reason, Mr. Blackford will receive, on the 61st day following termination, a lump sum payment consisting of the following:

·                  285% of his current base salary;

·                  $11,350 intended for health and welfare benefits; and

·                  earned and unpaid bonus for the calendar year ending prior to the date of termination, if any.

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

The following table shows the potential payments upon a termination or Change of Control of us pursuant to Mr. Blackford’s employment agreement.

Gary D. Blackford

Chairman of the Board and Chief Excecutive Officer

		For Good	Without
		Reason or	Good Reason	Change of
		Without	or With	Contol
	Death or	Cause	Cause	Related
	Disability	Termination	Termination	Termination
Executive Benefits and	on	on	on	on
Payments Upon Separation	12/31/2010	12/31/2010	12/31/2010	12/31/2010
Compensation:
Non-Equity Incentive Plan	$407,800	$407,800	$—	$407,800
Stock Options	9,666,667	9,666,667	9,666,667	14,500,000
Benefits and Perquisites:
Health and Welfare Benefits	11,350	11,350	—	11,350
Severance Payments	479,820	887,667	—	1,367,487
Total	$10,565,637	$10,973,484	$9,666,667	$16,286,637

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

Payments Made Upon Death or Disability

In the event of death or disability, Mr. Clevenger or his legal representative will receive, on the 61st day following termination, a lump sum payment consisting of the following:

·                  100% of his current base salary;

·                  $11,350 intended for health and welfare benefits; and

·                  earned and unpaid bonus for the calendar year ending prior to the date of termination, if any.

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

Payments Made Upon Termination Without Cause or Resignation For Good Reason

If we terminate Mr. Clevenger’s employment without Cause or he resigns for Good Reason, Mr. Clevenger will receive, on the 61st day following termination, a lump sum payment consisting of the following:

·                  175% of his current base salary;

·                  $11,350 intended for health and welfare benefits; and

·                  earned and unpaid bonus for the calendar year ending prior to the date of termination, if any.

The Company also will pay Mr. Clevenger his pro rata EIP award for the calendar year in which his employment terminates, at the time the Company pays EIP awards to other senior executives for that same calendar year.  Additionally, Mr. Clevenger will receive accrued vested benefits through any benefit plan, program or arrangement of the Company at the times specified therein.

“Cause” means:

·                  the commission by the named executive officer of a felony for which he is convicted; or

·                  the material breach by the named executive officer of his agreements or obligations under his employment agreement described in a written notice to the named executive officer that is not capable of being cured or has not been cured within 30 days after receipt.

Mr. Clevenger will have “Good Reason” for termination if, other than for Cause, any of the following has occurred:

·                  Mr. Clevenger’s base salary or EIP target percentage has been reduced, other than in connection with an across-the-board reduction, not to exceed 5% of the then current base salary, of approximately the same percentage in executive compensation to executive employees imposed by our board of directors in response to negative financial results or other adverse circumstances affecting us;

·                  our board of directors establishes an unachievable and commercially unreasonable adjusted EBITDA target that we must achieve for the named executive officer to receive an EIP under his employment agreement and Mr. Clevenger provides written notice of his objection to the board of directors within ten business days;

·                  we have reduced or reassigned a material portion of Mr. Clevenger’s duties, have diminished his title, have required Mr. Clevenger to relocate outside the greater Minneapolis, Minnesota area, have relocated our corporate headquarters outside the greater Minneapolis area or have removed or relocated outside the greater

Minneapolis area a material number of our employees or senior management, in each case without Mr. Clevenger’s written consent; or

·                  we have breached, in any material respect, the employment agreement of Mr. Clevenger.

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

Payments Made Upon a Change of Control

If we terminate Mr. Clevenger’s employment without Cause or Mr. Clevenger resigns for Good Reason at any time within six months before, or 24 months following, a Change of Control and notwithstanding and in lieu of amounts provided for resignation without Cause or for resignation for Good Reason, Mr. Clevenger is entitled to receive, on the 61st day following termination, a lump sum payment consisting of the following:

·                  262.5% of his current base salary;

·                  $11,350 intended for health and welfare benefits; and

·                  earned and unpaid bonus for the calendar year ending prior to the date of termination, if any.

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

The following table shows the potential payments upon a termination or Change of Control of us under Mr. Clevenger’s employment agreement.

Rex T. Clevenger

Executive Vice President and Chief Finanical Officer

		For Good	Without
		Reason or	Good Reason	Change of
		Without	or With	Contol
	Death or	Cause	Cause	Related
	Disability	Termination	Termination	Termination
Executive Benefits and	on	on	on	on
Payments Upon Separation	12/31/2010	12/31/2010	12/31/2010	12/31/2010
Compensation:
Non-Equity Incentive Plan	$261,400	$261,400	$—	$261,400
Stock Options	2,000,000	2,000,000	2,000,000	3,000,000
Benefits and Perquisites:
Health and Welfare Benefits	11,350	11,350	—	11,350
Severance Payments	348,504	609,882	—	914,823
Total	$2,621,254	$2,882,632	$2,000,000	$4,187,573

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

In February 2011, the Executive Severance Pay Plan was amended to:

·                  exclude benefits from being paid if a change of control occurs as a result of the sale or transfer of substantially all of the assets of UHS to a private equity firm who invests in companies (a “Private Equity Firm”), or a company owned or controlled by a Private Equity Firm;

·                  prohibit the Executive Severance Pay Plan from being modified, amended or terminated 30 days prior to or six months after a change in control in a way that adversely impacts a participants benefits; and

·      add the controller and general counsel as participants.

The Executive Severance Pay Plan covers our executive vice presidents, senior vice presidents and vice presidents who are not covered by an employment agreement with the Company.  Executives covered by the Executive Severance Pay Plan include the following named executive officers: Timothy Kuck, Jeffrey Singer and Diana Vance-Bryan.  The terms of the Executive Severance Pay Plan, as they related to the possible payments upon termination of each of the aforementioned named executive officers, are summarized below. The amounts shown assume that termination was effective as of December 31, 2010, include amounts earned through that date and are estimates of the amounts which would be paid out to the named executive officers upon their termination.  The actual amounts paid can only be determined at the time of each named executive officer’s separation from us.

Payments Made Upon Termination for Cause, Resignation Except for Good Reason, upon a Change in Control, Death or Disability

In the event of termination of employment for Cause, voluntary resignation except for Good Reason, upon a Change in Control or upon the death or disability of a named executive officer, no severance benefits are payable.

“Cause” means:

·                  the executive’s continued failure, whether willful, intentional, or grossly negligent, after written notice, to perform substantially the executive’s duties (the “duties”) as determined by the executive’s immediate supervisor, or the chief executive officer, or a senior vice president of the Company (other than as a result of a disability);

·                  dishonesty or fraud in the performance of the executive’s duties or a material breach of the executive’s duty of loyalty to the Company or its subsidiaries;

·                  conviction or confession of an act or acts on the executive’s part constituting a felony under the laws of the United States or any state thereof or any misdemeanor which materially impairs such executive’s ability to perform the duties;

·                  any willful act or omission on the executive’s part which is materially injurious to the financial condition or business reputation of the Company or any of its subsidiaries; or

·                  any breach by the executive of any non-competition, non-solicitation, non-disclosure or confidentiality agreement applicable to the executive.

“Change of Control” means any event as a result of which Irving Place Capital and its affiliates collectively cease to own and control all of the economic and voting rights associated with ownership of at least 50.1% of the outstanding capital stock of Company or any sale or transfer of all or substantially all of the assets of the Company.  Notwithstanding the foregoing, a Change of Control will not include the sale or transfer of all or substantially all of the assets of the Company to a Private Equity Firm, or a company owned or controlled by a Private Equity Firm.

“Resignation for Good Reason” means any of the following has occurred and the named executive officer has given notice thereof within 90 days of the event, we have not cured within 30 days of receipt of such notice, and the named executive officer terminates employment within 60 days thereafter:

·                  we have reduced or reassigned a material portion of the executive’s duties;

·                  the executive’s base salary has been materially reduced other than in connection with an across-the-board reduction of approximately the same percentage in executive compensation to employees imposed by our board of directors in response to negative financial results or other adverse circumstances affecting us; or

·                  we have required the executive to relocate in excess of 50 miles from the location where the executive is currently employed.

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

Diana Vance-Bryan

Executive Vice President and Chief Operating Officer

	Without	For Good	Contol
	Cause	Reason	Related
	Termination	Termination	Termination
Executive Benefits and	on	on	on
Payments Upon Separation	12/31/2010	12/31/2010	12/31/2010
Compensation:
Non-Equity Incentive Plan	$—	$142,700	$—
Stock Options	833,333	833,333	1,250,000
Benefits and Perquisites:
Health and Welfare Benefits	—	12,300	—
Severance Payments	219,473	219,473	—
Total	$1,052,806	$1,207,806	$1,250,000

Timothy W. Kuck

Executive Vice President, Strategy and Business Development

	Without	For Good	Contol
	Cause	Reason	Related
	Termination	Termination	Termination
Executive Benefits and	on	on	on
Payments Upon Separation	12/31/2010	12/31/2010	12/31/2010
Compensation:
Non-Equity Incentive Plan	$—	$176,500	$—
Stock Options	1,666,667	1,666,667	2,500,000

Benefits and Perquisites:
Health and Welfare Benefits	—	12,300	—
Severance Payments	252,185	252,185	—
Total	$1,918,852	$2,107,652	$2,500,000

Jeffrey L. Singer

Executive Vice President, Sales

	Without	For Good	Contol
	Cause	Reason	Related
	Termination	Termination	Termination
Executive Benefits and	on	on	on
Payments Upon Separation	12/31/2010	12/31/2010	12/31/2010
Compensation:
Non-Equity Incentive Plan	$—	$171,400	$—
Stock Options	1,666,667	1,666,667	2,500,000

Benefits and Perquisites
Health and Welfare Benefits	—	12,300	—
Severance Payments	244,927	244,927	—
Total	$1,911,594	$2,095,294	$2,500,000

2007 STOCK OPTION PLAN

On May 31, 2007, our Parent’s board of directors adopted the 2007 Stock Option Plan in connection with the Transaction.  The 2007 Stock Option Plan provides for the issuance of approximately 43.9 million nonqualified stock options of our Parent to any of our and Parent’s executives, including the named executive officers, other key employees and to consultants and certain directors.  The options allow for the purchase of shares of common stock of our Parent at prices no lower than the stock’s fair market value at the date of grant.  The exercise price of the stock option awards granted during the years ended December 31, 2010, 2009 and 2008 was set reasonably and in good faith by Parent’s board of directors and compensation committee and is equal to the market value of Parent’s common stock on the grant date. The exercise price of options issued during the years ended December 31, 2010 and 2009, was determined through a variety of factors including peer group multiples, merger and acquisition multiples, and discounted cash flow analyses. The exercise prices of options issued during the year ended December 31, 2008 was determined by reference to the then recent per share valuation of Parent resulting from the 2007 Transaction as detailed below.

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

While the terms of the options to be granted under the 2007 Stock Option Plan will be determined at the time of grant, our employee stock options issued in fiscal 2010, 2009 and 2008 will expire 10 years from the date of grant.  Option grants to directors are 100% fixed vesting options, with one-sixth vesting on each December 31 over a six-year period.  Option grants to employees are comprised of 50% fixed vesting and 50% performance vesting options.  Fixed vesting options vest over a six-year service period with one-sixth vesting on December 31 of each year of the six-year period, subject to the option holder not ceasing employment with Parent or the Company.  Upon a sale of Parent or the Company, all of the unvested options with fixed vesting schedules will vest and become exercisable.  Performance vesting options vest over a six-year period with one-sixth vesting on December 31 of each year of the six-year period, subject to the option holder not ceasing employment with Parent or the Company.  Prior to the Amendment described below, the vesting of performance vesting options was also subject to the Company’s attainment of either an adjusted EBITDA target for the then current year or an aggregate adjusted EBITDA target, as set forth in the respective form of option agreement.  Also prior to the Amendment, upon a sale of Parent or the Company, all of the unvested options that vest upon the achievement of established performance targets would have vested and become exercisable upon IPC’s achievement of a certain internal rate of return on its investment in Parent, subject to certain conditions.  With respect to both fixed vesting and performance vesting options, an employee’s unvested options are forfeited when employment is terminated, and vested options must be exercised within a prescribed time period on or following termination to avoid forfeiture.  Before the exercise of an option, the holder has no rights as a stockholder regarding the shares subject to the option, including voting rights.

On August 11, 2010, the compensation committee of our board of directors recommended, and the board of directors (the “Parent Board”) of UHS Holdco, Inc. approved, an amendment (the “Amendment”) to the vesting provisions contained in all outstanding option agreements of participants in the 2007 Stock Option Plan who were employed by Parent or us as of the effective date of the Amendment, or served on our board of directors through that date.  The Amendment, among other things, did away with the requirement that the EBITDA-based performance objectives be achieved in order for performance vesting options to vest, in effect providing for time-based vesting of these options rather than performance vesting.  The Amendment did not change the number of options granted, the strike price, or any continued service requirements.  The Amendment also provided for the acceleration of vesting, for 2007 Stock Option Plan participants who were employed by Parent or us as of the effective date of the Amendment and who were granted options prior to December 31, 2009, of options (the “Accelerated Options”) to purchase approximately 2,996,000 shares of common stock of Parent that were eligible for vesting on December 31, 2009, but did not vest because we did not achieve the applicable Adjusted EBITDA target for the fiscal year ended December 31, 2009.  At the time vesting was accelerated, the Accelerated Options remained eligible for vesting in future years based on our achievement of an aggregate Adjusted EBITDA target.  Except as described above, all other terms and conditions applicable to the Accelerated Options remain in effect. The Amendment also amended the provisions relating to time vesting options granted under the 2007 Stock Option Plan to achieve greater consistency between the treatment of these options and the treatment of performance vesting options in the event of a sale of substantially all of the assets of Parent or us.

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

2010 Cash Compensation

In 2010, each of our independent directors (Mr. Roberg, Mr. Schochet, Mr. McKenna, and Mr. Crane) received cash compensation of $30,000 for his service as an independent director.  Mr. Grotting, our newest independent director, received a prorated amount for his services which equaled $15,000.  In addition, the following annual fees were paid based on committee memberships:

·                  Mr. Crane received cash compensation of $3,000 for his service as a member of our compensation committee.  Mr. Crane received an aggregate amount of $33,000 during 2010.

·                  Mr. McKenna received cash compensation of $3,000 for his service as a member of our compensation committee.  Mr. McKenna received an aggregate amount of $33,000 during 2010.

·                  Mr. Roberg received cash compensation of $10,000 for his service as chairman of our audit committee.  Mr. Roberg received an aggregate amount of $40,000 during 2010.

·                  Mr. Schochet received cash compensation of $5,000 for his service as a member of our audit committee.  Mr. Schochet received an aggregate amount of $35,000 during 2010.

Stock Option Compensation

On August 11, 2010, our board of directors elected Mr. Gotting to serve as a new member of the board of directors, at which time, the board of directors of the Parent authorized the grant of options to purchase 300,000 shares of Parent common stock at the market value of Parent’s common stock on the grant date of $1.83 per share under and pursuant to the terms of the 2007 Stock Option Plan, for his service as an independent director.

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

Until a stock option vests and is exercised, the underlying share cannot be voted.  These stock options vest over a six-year period of service with one-sixth of the grant vesting each year.  The 2007 Stock Option Plan is discussed in detail under the caption “2007 Stock Option Plan” above.

2010 Director Compensation Table

The table below summarized the compensation paid by the Company to directors for the fiscal year ended December 31, 2010:

	Fees
	Earned
	or Paid	Option
	in Cash	Awards	Total
Name (1)	($) (2)	($) (3)	($)
Barry Schochet	$35,000	$18,549	$53,549
Bret D. Bowerman	—	—	—
David Crane	33,000	18,549	51,549
John D. Howard	—	—	—
Kevin L. Roberg	40,000	19,465	59,465
Mark M. McKenna	33,000	18,549	51,549
Robert Juneja	—	—	—
John B. Grotting	15,000	36,060	51,060

(1)          Only the members of our board who are independent for compensation purposes receive compensation for their service as directors.

(2)          The amount in the “Fees Earned or Paid in Cash” column for Mr. Schochet, Mr. Crane, Mr. Roberg, and Mr. McKenna represents retainer and committee fees as discussed in detail on page 98 under the caption “2010 Cash Compensation.”

(3)          The amounts in the “Option Awards” column reflect the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2010, in accordance with ASC Topic 718, of awards pursuant to the 2007 Stock Option Plan.  The amounts include expense from awards granted before 2010.  Assumptions used in the calculation of these amounts are included in Note 9 to our audited financial statements for the fiscal year ended December 31, 2010 set forth in Part IV, Item 15 of this Annual Report on Form 10-K.  As of December 31, 2010, Mr. Roberg, Mr. McKenna, Mr. Schochet, and Mr. Crane each had 300,000 options outstanding and 150,000 options exercisable under the 2007 Stock Option Plan.  As of December 31, 2010, Mr. Grotting had 300,000 options outstanding and 50,000 options exercisable under the 2007 Stock Option Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal 2010, the directors serving on the compensation committee of our board of directors were Mr. Juneja, Mr. Crane, and Mr. McKenna, none of whom has served as an officer or employee of UHS.

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

ITEM 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of our capital stock is owned by Parent.  IPC and certain members of our management team own all of the capital stock of Parent.  The following table sets forth certain information known to us, based on information provided by Parent, regarding the beneficial ownership of the common stock of Parent as of March 1, 2011 by:

·                  each person who is the beneficial owner of more than 5% of its outstanding voting stock;

·                  each member of the board of directors of Parent and our named executive officers; and

·                  all of our directors and executive officers as a group.

To our knowledge, each such stockholder has sole voting and investment power as to the common stock shown unless otherwise noted. Beneficial ownership of the common stock listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act.

		Percentage of
	Number of Shares	Shares Beneficially
Name of Beneficial Owner (1)	Beneficially Owned	Owned (%) (2)

Principal Stockholders:
IPC/UHS, L.P. (3) (12) (13)	175,000,000	65.2
IPC/UHS Co-Investment Partners, L.P. (3) (12) (13)	63,913,306	23.8

Directors and Named Executive Officers:
Gary D. Blackford (4)	13,591,054	5.1
Rex T. Clevenger (5)	2,100,000	*
Timothy W. Kuck (6)	2,166,521	*
Jeffrey L. Singer (7)	3,658,276	1.4
Diana Vance-Bryan (8)	833,333	*
Barry P. Schochet (9)	150,000	*
Bret D. Bowerman (11)	—	—
David Crane (9)	150,000	*
John D. Howard (12)	238,913,306	89.1
Kevin L. Roberg (9)	150,000	*
Mark M. McKenna (9)	150,000	*
John B. Grotting (10)	50,000	*
Robert Juneja (13)	238,913,306	89.1
All directors and executive officers as a group (17 persons)	265,756,142	99.1

*	Denotes less than one percent.

(1)	Unless otherwise specified, the address of each of the named individuals is c/o Universal Hospital Services, Inc., 7700 France Avenue South, Suite 275, Edina, Minnesota 55435.

(2)

Percentage of beneficial ownership is based on the aggregate of 248,821,217 shares of Parent’s common stock outstanding as of March 1, 2011 and 19,378,365 options exercisable or becoming exercisable for our directors and executive officers within 60 days of March 1, 2011. The percentage of beneficial ownership for all holders has been rounded to the nearest 1/10th of a percentage.

(3)

IPC III GP, LLC may be deemed a beneficial owner of shares of UHS Holdco, Inc. due to its status as a general partner of IPC/UHS, L.P. and IPC/UHS Co-Investment Partners, L.P. GP, LLC disclaims beneficial ownership of any such shares of which it is not the holder of record.

(4)

Includes 1,307,275 shares of common stock held by Mr. Blackford’s wife and 790,448 shares of common stock held by Mr. Blackford’s children, which may collectively be deemed to be beneficially owned by Mr. Blackford, and options to purchase 9,666,667 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2011.

(5)	Includes options to purchase 2,000,000 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2011.

(6)	Includes options to purchase 1,666,667 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2011.

(7)	Includes options to purchase 1,666,667 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2011.

(8)	Includes options to purchase 833,333 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2011.

(9)

Includes options to purchase 150,000 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2011, for each of Mr. Roberg, Mr. Crane, Mr. McKenna, and Mr. Schochet.

(10)	Includes options to purchase 50,000 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2011.

(11)	Mr. Bowerman is a Principal of Irving Place Capital. His address is c/o Irving Place Capital, 277 Park Avenue, 39th Floor, New York, New York 10172.

(12)

Mr. Howard is the Chief Executive Officer of Irving Place Capital, an independent private equity firm located in New York, NY, formerly known as Bear Stearns Merchant Banking, or BSMB. IPC/UHS, L.P. and IPC/UHS Co-Investment Partners, L.P. were previously known as BSMB/UHS, L.P. and BSMB/UHS Co-Investment Partners, L.P. On October 31, 2008, Bear Stearns Merchant Banking, commonly known as “BSMB,” which was affiliated with Bear Stearns & Co. Inc., spun out into an independent firm and changed its name to “Irving Place Capital.” Mr. Howard, by virtue of his status as the sole member of JDH Management, LLC, may be deemed to share beneficial ownership of shares owned of record by Irving Place Capital and IPC/UHS, L.P. and IPC/UHS Co-Investment Partners, L.P. Mr. Howard has investment and voting power with respect to shares owned by Irving Place Capital and IPC/UHS, L.P. and IPC/UHS Co-Investment Partners, L.P., but disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. Irving Place Capital has the right to designate three persons to the Company’s board of directors pursuant to the securityholders agreement referred to under “MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS - The Board of Directors.” The address for Mr. Howard and each of the entities identified in this footnote is c/o Irving Place Capital, 277 Park Avenue, 39th Floor, New York, New York 10172.

(13)	Mr. Juneja is a Senior Managing Director and Partner of Irving Place Capital. His address is c/o Irving Place Capital, 277 Park Avenue, 39th Floor, New York, New York 10172.

EQUITY COMPENSATION PLAN

The following table summarizes, as of December 31, 2010, the shares of Parent’s common stock subject to outstanding awards or available for future awards under Parent’s 2007 Stock Option Plan.

			Number of Securitites Remaining
			Available for Future Issuance
	Number of Securities to be Issued	Weighted-Average Exercise Price	Under Equity Compensation Plans
	Upon Exercise of Outstanding	of Outstanding Options, Warrants	(excluding shares reflected in the
Plan Category	Options, Warrants and Rights	and Rights (1)	first column) (2)
Equity Compensation Plans
Approved by Security Holders	39,523,085	$1.06	4,381,690

Equity Compensation Plans Not
Approved by Security Holders	—	—	—
Total	39,523,085	$1.06	4,381,690

(1)          The exercise price of the stock option award is equal to the market value of Parent’s common stock on the grant date as determined reasonably and in good faith by Parent’s board of directors and compensation committee.  The exercise price of options issued during the years ended December 31, 2010 and 2009 was determined following consideration of a variety of factors, including peer group multiples, merger and acquisition multiples, and discounted cash flow analyses. The exercise prices of options issued during the year ended December 31, 2008 and seven months ended December 31, 2007 was determined by reference to the then recent per share valuation of Parent resulting from the Transaction as detailed below.

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

On May 31, 2007, in connection with the Transaction, we and IPC entered into a professional services agreement pursuant to which general advisory and management services are provided to us with respect to financial and operating matters.  IPC is an owner of Parent, and the following members of our board of directors are associated with IPC:  John Howard, Robert Juneja and Bret Bowerman.  In addition, David Crane, a director, provides consulting services to IPC.  The professional services agreement requires us to pay an annual advisory fee for ongoing advisory and management services equal to the greater of $500,000 or 0.75% of our Adjusted EBITDA (as defined in the professional services agreement) for the immediately preceding fiscal year, payable in quarterly installments.  We paid IPC approximately $810,000 in 2010 for advisory and management services.

The professional services agreement was amended and restated in 2008, to state that IPC may provide to us certain strategic services in exchange for a portion of the fees that would have been payable by us to IPC as advisory fees under the original professional services agreement, provided that the aggregate of the advisory and strategic services fees do not exceed the greater of $500,000 or 0.75% of our Adjusted EBITDA (as defined in the professional services agreement) for the immediately preceding fiscal year.

DIRECTOR INDEPENDENCE

Information regarding the independence of our directors is incorporated by reference to the appropriate information in Item 10 above, under “MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS - The Board of Directors.”

ITEM 14:  Principal Accountant Fees and Services

Deloitte and Touche LLP (“D&T”) has served as our independent registered public accounting firm since June 20, 2007.  The following table presents fees for professional services rendered by D&T during our years ended December 31, 2010 and 2009.

Types of Fees	2010	2009
Audit Fees (1)	$279,000	$353,000
Tax Fees (2)	45,000	45,000
All Other Fees (3)	177,400	—

(1)          Audit fees consist of services rendered for the audit of the annual financial statements, including required quarterly reviews, statutory and regulatory filings or engagements and services that generally only the auditor can reasonably be expected to provide.

(2)          Tax fees are for professional services rendered for tax compliance, tax advice and tax planning.

(3)          All other fees are for services other than those in the previous categories.  Fees reported for 2010 are for due diligence services.

All decisions regarding selection of independent registered public accounting firms and approval (including pre-approval) of accounting services and fees are made by our audit committee in accordance with the provisions of the Sarbanes-Oxley Act of 2002 and related SEC rules.  There are no exceptions to the policy of securing prior approval by our audit committee for any service provided by our independent registered public accounting firm.

PART IV

ITEM 15:  Exhibits and Financial Statement Schedules

(a)           The following documents are filed as part of this Report:

1.        Financial Statements

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2010 and 2009

Statements of Operations for the year ended December 31, 2010, the year ended December 31, 2009, and the year ended December 31, 2008

Statements of Shareholders’ Equity and Other Comprehensive Loss for the year ended December 31, 2010, the year ended December 31, 2009 and the year ended December 31, 2008

Statements of Cash Flows for the year ended December 31, 2010, the year ended December 31, 2009, and the year ended December 31, 2008

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

4.4

Joinder to Registration Rights Agreement, dated as of May 31, 2007, among Universal Hospital Services, Inc. and the initial purchasers named therein (incorporated by reference to Exhibit 4.5 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2007, File No. 000-20086).

4.5	Form of Second Lien Senior Secured Floating Rate Note due 2015 (included in Exhibit 4.1).
4.6	Form of 8.50% / 9.25% Second Lien Senior Secured PIK Toggle Note due 2015 (included in Exhibit 4.1).
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

10.10	Stock Option Plan of UHS Holdco, Inc. (incorporated by reference to Exhibit 10.17 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2007, File No. 000-20086).**
10.11

Amendment to Option Agreements, dated as of August 11, 2010, executed by UHS Holdco, Inc. (incorporated by reference to Exhibit 10.4 for Form 10-Q filed with the Securities and Exchange Commission on August 11, 2010). **

10.12

Form of Option Agreement Evidencing a Grant of an Option Under the 2007 Stock Option Plan (incorporated by reference to Exhibit 10.5 for Form 10-Q filed with the Securities and Exchange Commission on August 11, 2010).**

10.13

Amended and Restated Professional Services Agreement, dated as of February 1, 2008, by and between Universal Hospital Services, Inc. and Irving Place Capital Merchant Manager III, L.P. (formerly known as Bear Stearns Merchant Manager III, L.P.) (incorporated by reference to Exhibit 10.23 to Form 10-K/A filed with the Securities and Exchange Commission on March 12, 2008, File No. 000-20086)

10.14

Amended and Restated Employment Agreement, dated as of December 31, 2009, between Universal Hospital Services, Inc. and Gary D. Blackford. (incorporated by reference to Exhibit 10.17 to Form 10-K filed with the Securities and Exchange Commission on March 12, 2009, File No. 000-20086) **

10.15

Amended and Restated Employment Agreement, dated as of December 31, 2009, between Universal Hospital Services, Inc. and Rex T. Clevenger. (incorporated by reference to Exhibit 10.18 to Form 10-K filed with the Securities and Exchange Commission on March 12, 2009, File No. 000-20086) **

10.16

Amended and Restated Employment Agreement, dated as of December 31, 2009, between Universal Hospital Services, Inc. and Walter T. Chesley. (incorporated by reference to Exhibit 10.19 to Form 10-K filed with the Securities and Exchange Commission on March 12, 2009, File No. 000-20086)**

10.17*	Executive Severance Pay Plan, dated February 18, 2011. **

10.18*	2011 Executive Incentive Plan Targets. **
12.1*	Statement regarding the computation of ratio of earnings to fixed charges.
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of Gary D. Blackford Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Rex T. Clevenger Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
**	Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 9, 2011.

UNIVERSAL HOSPITAL SERVICES, INC.
By	/s/ Gary D. Blackford
Gary D. Blackford
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 9, 2011.

/s/ Gary D. Blackford	Chairman of the Board and Chief Executive Officer (Principal
Gary D. Blackford	Executive Officer)

/s/ Rex T. Clevenger	Executive Vice President and Chief Financial Officer (Principal
Rex T. Clevenger	Financial Officer)

/s/ Scott M. Madson	Vice President, Controller, and Chief Accounting Officer
Scott M. Madson	(Principal Accounting Officer)

/s/ Barry P. Schochet	Director
Barry P. Schochet

/s/ Bret D. Bowerman	Director
Bret D. Bowerman

/s/ David Crane	Director
David Crane

/s/ John D. Howard	Director
John D. Howard

/s/ Kevin L. Roberg	Director
Kevin L. Roberg

/s/ Mark M. McKenna	Director
Mark M. McKenna

/s/ Robert Juneja	Director
Robert Juneja

/s/ John B. Grotting	Director
John B. Grotting

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report relating to the fiscal year ended December 31, 2010 or proxy statement with respect to any annual or other meeting of security holders has been sent to security holders, nor will such information be sent to security holders.

Universal Hospital Services, Inc.

Schedule II - Valuation and Qualifying Accounts

(in thousands)

		Additions
Description	Balance- Beginning of Period	Charged to Costs and Expense	Charged to Other Accounts	Deductions from Reserves	Balance-End of Period
Allowance for Doubtful Accounts

Year Ended December 31, 2010	$2,450	$213	$—	$663	$2,000
Year Ended December 31, 2009	2450	1546	—	1546	2,450
Year ended December 31, 2008	1,500	2,018	—	$1,068	2,450

Allowance for Inventory Obsolescence

Year Ended December 31, 2010	$782	$105	$—	$51	$836
Year Ended December 31, 2009	912	(1)	—	129	782
Year ended December 31, 2008	662	377	—	127	912

Income Tax Valuation Allowance

Year Ended December 31, 2010	$—	$11,958	$—	$—	$11,958
Year Ended December 31, 2009	—	—	—	—	—
Year ended December 31, 2008	—	—	—	—	—

Universal Hospital Services, Inc.

As of December 31, 2010 and 2009 and

For the years ended December 31, 2010, 2009 and 2008

Universal Hospital Services, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Universal Hospital Services, Inc.

We have audited the accompanying balance sheets of Universal Hospital Services, Inc. (the “Company”) as of December 31, 2010 and 2009 and the related statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2010, December 31, 2009 and December 31, 2008. Our audits also included the financial schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial positions of Universal Hospital Services, Inc. as of December 31, 2010 and December 31, 2009 and the results of their operations and their cash flows for the years ended December 31 2010, December 31, 2009 and December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

March 9, 2011

Universal Hospital Services, Inc.

Balance Sheets

(in thousands, except share and per share information)

	December 31,	December 31,
	2010	2009
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts of $2,000 at December 31, 2010 and $2,450 at December 31, 2009	$59,962	$60,079
Inventories	4,761	5,236
Deferred income taxes	10,715	8,733
Other current assets	3,342	2,983
Total current assets	78,780	77,031

Property and equipment, net:
Medical equipment, net	206,842	197,859
Property and office equipment, net	20,762	19,406
Total property and equipment, net	227,604	217,265

Other long-term assets:
Goodwill	280,211	280,211
Other intangibles, net	234,915	248,653
Other, primarily deferred financing costs, net	11,518	12,243
Total assets	$833,028	$835,403

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,764	$4,062
Book overdrafts	3,566	3,302
Accounts payable	26,943	18,075
Accrued compensation	11,648	10,432
Accrued interest	3,601	3,696
Other accrued expenses	9,472	9,174
Total current liabilities	58,994	48,741

Long-term debt, less current portion	521,281	514,557
Pension and other long-term liabilities	6,302	6,465
Interest rate swap	16,347	21,286
Payable to Parent	13,702	6,342
Deferred income taxes	69,663	64,021

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at December 31, 2010 and 2009	—	—
Additional paid-in capital	248,794	248,794
Accumulated deficit	(87,276)	(58,165)
Accumulated other comprehensive loss	(14,779)	(16,638)
Total shareholders’ equity	146,739	173,991
Total liabilities and shareholders’ equity	$833,028	$835,403

The accompanying notes are an integral part of these financial statements.

Universal Hospital Services, Inc.

Statements of Operations

(in thousands)

	Year Ended December 31,
	2010	2009	2008
Revenue
Medical equipment outsourcing	$250,455	$232,623	$223,676
Technical and professional services	44,426	42,395	45,225
Medical equipment sales and remarketing	22,541	22,186	20,218
Total revenues	317,422	297,204	289,119

Cost of Sales
Cost of medical equipment outsourcing	91,520	83,553	82,030
Cost of technical and professional services	31,690	30,539	32,676
Cost of medical equipment sales and remarketing	16,342	18,177	15,473
Medical equipment depreciation	69,496	64,267	61,751
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	209,048	196,536	191,930
Gross margin	108,374	100,668	97,189

Selling, general and administrative	89,336	84,225	85,166
Intangible asset impairment charge	—	—	4,000
Operating income	19,038	16,443	8,023

Interest expense	46,457	46,505	46,878
Loss before income taxes	(27,419)	(30,062)	(38,855)

Provision (benefit) for income taxes	1,692	(11,489)	(15,359)
Net loss	$(29,111)	$(18,573)	$(23,496)

The accompanying notes are an integral part of these financial statements.

Universal Hospital Services, Inc.

Statements of Shareholders’ Equity and Other Comprehensive Loss

(in thousands)

			Accumulated
	Additional		Other	Total
	Paid-in	Accumulated	Comprehensive	Shareholders’
	Capital	Deficit	Loss	Equity

Balances at December 31, 2007	$248,794	$(16,096)	$(9,003)	$223,695
Comprehensive loss:
Net loss	—	(23,496)	—
Unrealized loss on minimum pension liability adjustment, net of tax $2,906	—	—	(4,384)
Unrealized loss on cash flow hedge, net of tax $5,122	—	—	(7,364)
Total Comprehensive loss				(35,244)
Balances at December 31, 2008	248,794	(39,592)	(20,751)	188,451
Comprehensive loss:
Net loss	—	(18,573)	—
Unrealized gain on minimum pension liability adjustment, net of tax $373	—	—	572
Unrealized gain on cash flow hedge, net of tax $2,340	—	—	3,541
Total Comprehensive loss				(14,460)
Balances at December 31, 2009	248,794	(58,165)	(16,638)	173,991
Comprehensive loss:
Net loss	—	(29,111)	—
Unrealized loss on minimum pension liability adjustment	—	—	(980)
Unrealized gain on cash flow hedge, net of tax $2,100	—	—	2,839
Total Comprehensive loss				(27,252)
Balances at December 31, 2010	$248,794	$(87,276)	$(14,779)	$146,739

The accompanying notes are an integral part of these financial statements.

Universal Hospital Services, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(29,111)	$(18,573)	$(23,496)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	78,001	72,762	70,163
Amortization of intangibles and deferred financing costs	16,295	16,692	18,067
Intangible asset impairment charge	—	—	4,000
Provision for doubtful accounts	213	1,546	2,018
Provision for inventory obsolescence	105	(1)	377
Non-cash stock-based compensation expense	7,333	1,330	2,540
Loss (gain) on sales and disposals of equipment	(145)	158	1,682
Deferred income taxes	1,401	(11,767)	(15,501)
Changes in operating assets and liabilities:
Accounts receivable	(96)	(7,511)	(4,725)
Inventories	370	392	(1,774)
Other operating assets	(445)	(609)	(545)
Accounts payable	1,802	1,097	4,377
Other operating liabilities	433	472	(934)
Net cash provided by operating activities	76,156	55,988	56,249
Cash flows from investing activities:
Medical equipment purchases	(70,671)	(48,827)	(69,224)
Property and office equipment purchases	(6,327)	(4,700)	(4,679)
Proceeds from disposition of property and equipment	2,793	3,119	2,508
Other	—	(142)	—
Net cash used in investing activities	(74,205)	(50,550)	(71,395)
Cash flows from financing activities:
Proceeds under senior secured credit facility	146,529	78,000	104,450
Payments under senior secured credit facility	(132,029)	(88,600)	(74,925)
Payments of principal under capital lease obligations	(5,052)	(4,477)	(4,554)
Proceeds from (Purchase of) short term investments used as collateral	—	1,500	(1,500)
Payment of deferred financing costs	(1,746)	—	(69)
Proceeds from exercise of parent company stock options	28	—	—
Repayment of 10.125% senior notes	(9,945)	—	—
Change in book overdrafts	264	(3,867)	3,750
Net cash provided by (used in) financing activities	(1,951)	(17,444)	27,152
Net change in cash and cash equivalents	—	(12,006)	12,006

Cash and cash equivalents at the beginning of period	—	12,006	—
Cash and cash equivalents at the end of period	$—	$—	$12,006

Supplemental cash flow information:
Interest paid	$43,998	$44,295	$44,374
Income taxes paid	$170	$238	$384
Non-cash activities:
Medical equipment purchases included in accounts payable (at end of period)	$11,761	$4,695	$5,693
Capital lease additions	$6,923	$2,353	$9,037

The accompanying notes are an integral part of these financial statements.

Universal Hospital Services, Inc.

Notes to Financial Statements

As of December 31, 2010 and 2009 and

For the years ended December 31, 2010, 2009 and 2008

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

All of our outstanding capital stock is owned by UHS Holdco, Inc. (“Parent”), which acquired the Company in a recapitalization in May 2007, (“the Transaction”).  Parent is owned by affiliates of Irving Place Capital Merchant Manager III, L.P., “IPC”, (formerly known as Bear Stearns Merchant Manager III, L.P.) and certain members of our management.

2.              Significant Accounting Policies

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

Universal Hospital Services, Inc.

Notes to Financial Statements

As of December 31, 2010 and 2009 and

For the years ended December 31, 2010, 2009 and 2008

Depreciation and amortization of property and office equipment is provided on the straight-line method over the lesser of the remaining useful life or lease term for leasehold improvements and 3 to 10 years for shop and office equipment. The cost and accumulated depreciation or amortization of property and equipment retired or sold is eliminated from their respective accounts and the resulting gain or loss is recorded in selling, general and administrative expense in the period the asset is retired or sold.

Goodwill

Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable tangible net assets and identifiable intangible assets purchased.

Goodwill is tested at least annually for impairment and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test is performed using a two-step process. In the first step, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. If the estimated fair value is less than the carrying amount of the reporting unit, there is an indication that goodwill impairment exists and a second step must be completed in order to determine the amount of the goodwill impairment, if any, that should be recorded. In the second step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. Each reporting unit constitutes a business for which discrete financial information is available and management reviews its operating results. Our reporting units are Medical Equipment Outsourcing, Technical and Professional Services, and Medical Equipment Sales and Remarketing. The fair value of each reporting unit incorporates multiple inputs including discounted cash flow calculations, peer company earnings multiples, and assumptions that market participants would make in valuing the reporting unit. Other assumptions include future business growth, earnings projections, capital expenditures, changes in working capital and the weighted average cost of capital used for purposes of discounting. Projecting discounted future cash flows requires us to make significant estimates regarding the assumptions noted above. The projections also take into account several factors including current and estimated economic trends and outlook, and other factors which are beyond our control. No goodwill impairments have been recognized in 2010, 2009, or 2008.

We completed step one of our annual goodwill impairment evaluation during the fourth quarter with each reporting unit’s fair value exceeding its carrying value. Accordingly, step two of the impairment analysis was not required. Goodwill was not found to be impaired during any of the periods presented.

Other Intangible Assets

Other intangible assets primarily include customer relationships, supply agreement, trade names and trademarks, technology database and non-compete agreements. With the exception of trade names, which have indefinite lives, other intangible assets are amortized over their estimated economic lives of two to thirteen years that results in a remaining weighted-average useful life of approximately 8 and 10 years at the years ended December 31, 2010 and 2009, respectfully. The straight-line method of amortization generally reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the

The accompanying notes are an integral part of these financial statements.

Universal Hospital Services, Inc.

Notes to Financial Statements

As of December 31, 2010 and 2009 and

For the years ended December 31, 2010, 2009 and 2008

Company in each reporting period. However, for certain of our customer relationships we use the sum-of-the-years-digits amortization method to more appropriately allocate the cost to earnings in proportion to the estimated amount of economic benefit obtained. Intangible assets with indefinite lives are tested for impairment on an annual basis. Our calculation of estimated fair value is made using the “relief from royalty method,” which assumes that a trade name has a fair value equal to the present value of the royalty attributed to it. The royalty income attributable to a trade name represents the hypothetical cost savings that are derived from owning the trade name versus paying royalties to license the trade name from another owner. Accordingly, we estimate a fair royalty that a licensee would pay, on a percentage of revenue basis, to obtain a license to utilize the trade name for each of our Medical Equipment Outsourcing and Technical and Professional Services segments. See Note 5 for further information regarding the $4.0 million impairment loss recognized in 2008 for technical and professional service segment trade names. Amortizable intangibles are measured for impairment consistent with the process utilized for long-lived assets as described below. Our amortizable intangible assets consist of the following discrete items: Customer relationships, a supply agreement, a technology database, non-compete agreements and favorable lease agreements.

Long-Lived Assets

The Company periodically reviews its long-lived assets for impairment and assesses whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable and when an event (such as those noted in ASC 360-10-35-21) is indicated. An impairment loss is recognized when the carrying amount of an asset exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. For other long-lived assets, primarily movable medical equipment, we continuously monitor specific makes/models for events such as product recalls or obsolescence. The amount of the impairment loss to be recorded, if any, is calculated by the excess of the asset’s carrying value over its fair value.

Deferred Financing Costs

Financing costs associated with issuing debt are deferred and amortized over the related terms using the straight-line method, which approximates the effective interest rate method. Accumulated amortization of our deferred financing costs was $8.6 and $6.2 million at December 31, 2010 and 2009, respectively.

Purchase Accounting

We account for acquisitions in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 805 “Business Combinations,” whereby the purchase price paid to effect the acquisition is allocated to state the acquired assets and liabilities at fair value with excess purchase price being recorded as goodwill.

Revenue Recognition

Medical equipment is outsourced on both short-term and long-term arrangements and outsourced revenue is recorded in income as equipment is utilized based on an agreed rate per use or time period. Any changes to the rate are billed on a prospective basis. Medical equipment revenues consist of (1) sales of medical equipment and related parts and single-use disposable items to customers and (2) sales of medical equipment that include installation services. Sales of medical equipment as well as related parts and single-use disposable items are recognized at the point of delivery, if performed by us, or at the point of shipment, when risk of loss has passed to the

The accompanying notes are an integral part of these financial statements.

Universal Hospital Services, Inc.

Notes to Financial Statements

As of December 31, 2010 and 2009 and

For the years ended December 31, 2010, 2009 and 2008

customer. Because of the short-term nature of equipment installation projects, sales that include installation services are recognized when the earnings cycle is complete—installation has been completed, the equipment becomes operational and the customer has accepted it. All revenues are recognized net of any sales taxes. Technical and professional services revenue is recognized as services are provided. The Company follows the provisions of ASC Topic 605, “Revenue Recognition,” in recognizing these revenues as they are realized and earned once an arrangement exists, delivery has occurred and services rendered, and the price is fixed and collectability is reasonably assured.

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

Income Taxes

The Company accounts for deferred income taxes utilizing ASC Topic 740, “Income Taxes.” ASC Topic 740 requires the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statement and the tax bases of assets and liabilities, as measured at current enacted tax rates. During 2010, we determined that it was no longer more likely than not that all of our net operating loss carry forwards will be recovered prior to their expiration based on the expected reversals of these deferred tax assets and liabilities, future earnings, or other assumptions. Accordingly, we established a valuation allowance of $12.0 million to recognize this uncertainty and, in future reporting periods, will continue to assess the likelihood that deferred tax assets will be realizable.

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

Universal Hospital Services, Inc.

Notes to Financial Statements

As of December 31, 2010 and 2009 and

For the years ended December 31, 2010, 2009 and 2008

Derivative Financial Instrument

We have an interest rate swap agreement which we use as a derivative financial instrument to manage our interest rate exposure. We do not use financial instruments for trading or other speculative purposes.

ASC Topic 815, “Derivatives and Hedging,” establishes accounting and reporting standards requiring that derivative instruments be recorded on the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met, the changes in a derivative’s fair value (for a cash flow hedge) are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. These deferred gains and losses are recognized as income in the period in which hedged cash flows occur. The ineffective portions of hedge returns are recognized as earnings.

In June 2007 we entered into an interest rate swap agreement for $230.0 million, which has the effect of converting our $230.0 of Floating Rate Notes to fixed interest rates. The effective date for the swap agreement is December 2007; the expiration date is May 2012. See Note 6, Long-Term Debt, for a detailed description of our interest rate swap.

Fair Value of Other Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short maturities. The fair value of our outstanding PIK Toggle Notes, Floating Rate Notes and 10.125% Senior Notes, based on the quoted market price for the same or similar issues of debt, is approximately:

	December 31,	December 31,
(in millions)	2010	2009
PIK Toggle Notes	$240.9	$227.1
Floating Rate Notes	210.9	193.8
10.125% Senior Notes	N/A	9.8

Segment Information

The Company’s business is managed and internally reported as three segments: Medical Equipment Outsourcing, Technical and Professional Services, and Sales and Remarketing. Note 14 contains additional segment information.

Stock-Based Compensation

We record compensation expense associated with stock options in accordance with ASC Topic 718, “Compensation — Stock Compensation.” Note 9 contains the significant assumptions used in determining the underlying fair value of options and disclosures as required under ASC Topic 718.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes unrealized gains and losses from derivatives designated as cash flow hedges and minimum pension liability adjustments. These amounts are presented in the Statements of

The accompanying notes are an integral part of these financial statements.

Universal Hospital Services, Inc.

Notes to Financial Statements

As of December 31, 2010 and 2009 and

For the years ended December 31, 2010, 2009 and 2008

Shareholders’ Equity and Other Comprehensive Loss net of reclassification adjustments to earnings.

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

Recent Accounting Pronouncements

Standards Issued Not Yet Adopted

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements — A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011. We will adopt the new standard as required in January 2011 and do not expect the adoption to have a material impact on the financial statements.

3.     Fair Value Measurements

ASC Topic 820 “Fair Value Measurements and Disclosure,” which establishes a consistent framework for measuring fair value and expands disclosures on fair value measurements. ASC Topic 820 was effective for the Company starting in fiscal 2008 with respect to financial assets and liabilities. In addition, the Company adopted the non-financial asset and liability provisions on January 1, 2009. The adoption of the non-financial asset and liability provisions of ASC Topic 820 had no impact on our financial statements as of January 1, 2009 and has been applied on a prospective basis.

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009, in accordance with ASC Topic 820, are summarized in the following table by type of inputs applicable to the fair value measurements:

	Fair Value at December 31, 2010				Fair Value at December 31, 2009
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest Rate Swap	$—	$16,347	$—	$16,347	$—	$21,286	$—	$21,286

A description of the inputs used in the valuation of assets and liabilities is summarized as follows:

The accompanying notes are an integral part of these financial statements.

Universal Hospital Services, Inc.

Notes to Financial Statements

As of December 31, 2010 and 2009 and

For the years ended December 31, 2010, 2009 and 2008

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

5.     Selected Financial Statement Information

Accounts Receivable

Accounts receivable at December 31, consists of the following:

(in thousands)	2010	2009

Accounts receivable	$61,962	$62,529
Less: Allowance for doubtful accounts	(2,000)	(2,450)
Accounts receivable, net	$59,962	$60,079

Property and Equipment

Our property and equipment at December 31, consists of the following:

The accompanying notes are an integral part of these financial statements.

Universal Hospital Services, Inc.

Notes to Financial Statements

As of December 31, 2010 and 2009 and

For the years ended December 31, 2010, 2009 and 2008

(in thousands)	2010	2009
Medical Equipment	$413,975	$349,801
Less: Accumulated depreciation	(207,133)	(151,942)
Medical equipment, net	206,842	197,859
Leasehold improvements	7,386	5,477
Office equipment and vehicles	38,778	31,996
	46,164	37,473
Less: Accumulated depreciation and amortization	(25,402)	(18,067)
Property and office equipment, net	20,762	19,406
Total property and equipment, net	$227,604	$217,265

Property and equipment financed under capital leases, net	$11,944	$10,286

The accompanying notes are an integral part of these financial statements.

Universal Hospital Services, Inc.

Notes to Financial Statements

As of December 31, 2010 and 2009 and

For the years ended December 31, 2010, 2009 and 2008

Other Intangible Assets and Goodwill

Our other intangible assets and goodwill as of December 31, 2010 and 2009, by reporting segment, consist of the following:

	Customer	Supply	Technology	Non-Compete	Favorable Lease	Trade Names
(in thousands)	Relationships	Agreement	Database	Agreements	Agreements	(indefinite lives)	Goodwill
Medical Equipment Outsourcing
Balance at January 1, 2009	$60,857	$22,833	$—	$—	$—	$143,000	$205,953
Other	—	—	—	90	—	—	—
Amortization	(9,786)	(2,000)	—	(7)	—	—	—
Balance at December 31, 2009	51,071	20,833	—	83	—	143,000	205,953
Amortization	(8,929)	(2,678)	—	(18)	—	—	—
Balance at December 31, 2010	42,142	18,155	—	65	—	143,000	205,953

Technical and Professional Services
Balance at January 1, 2009	7,904	—	—	—	—	23,000	55,655
Amortization	(692)	—	—	—	—	—	—
Balance at December 31, 2009	7,212	—	—	—	—	23,000	55,655
Amortization	(692)	—	—	—	—	—	—
Balance at December 31, 2010	6,520	—	—	—	—	23,000	55,655

Sales and Remarketing
Balance at January 1, 2009	—	—	—	—	—	—	18,603
Amortization	—	—	—	—	—	—	—
Balance at December 31, 2009	—	—	—	—	—	—	18,603
Amortization	—	—	—	—	—	—	—
Balance at December 31, 2010	—	—	—	—	—	—	18,603

Corporate and Unallocated
Balance at January 1, 2009	—	—	4,783	376	95	—	—
Amortization	—	—	(1,400)	(376)	(24)	—	—
Balance at December 31, 2009	—	—	3,383	—	71	—	—
Amortization	—		(1,400)	—	(21)
Balance at December 31, 2010	—	—	1,983	—	50	—	—

Total
Balance at January 1, 2009	68,761	22,833	4,783	376	95	166,000	280,211
Other	—	—	—	90	—	—	—
Amortization	(10,478)	(2,000)	(1,400)	(383)	(24)	—	—
Balance at December 31, 2009	58,283	20,833	3,383	83	71	166,000	280,211
Amortization	(9,621)	(2,678)	(1,400)	(18)	(21)	—	—
Balance at December 31, 2010	$48,662	$18,155	$1,983	$65	$50	$166,000	$280,211

Total amortization expense related to intangible assets was approximately $13.7, $14.3 and $15.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010, management performed its testing of impairment of goodwill as well as medical equipment outsourcing and technical and professional services trade names. Fair values were estimated using estimates, judgments, and assumptions (See Note 2) that management believes were appropriate in the circumstances. There is no aggregate goodwill impairment for any of the periods presented in our financial statements. The Company recorded an impairment charge of $4.0 million in the fourth quarter of 2008 related to its technical and professional services segment trade name. The impairment charge reflected modestly lower future revenues from the technical and professional services segment than were expected at the date of the Transaction due to poorer economic conditions and increased focus on growth in the Company’s traditional medical

The accompanying notes are an integral part of these financial statements.

Universal Hospital Services, Inc.

Notes to Financial Statements

As of December 31, 2010 and 2009 and

For the years ended December 31, 2010, 2009 and 2008

equipment outsourcing business, Asset360 Programs (formerly, asset management partnership program, or, “AMPP”)  and manufacturer revenue share programs.

At December 31, 2010, future estimated amortization expense related to intangible assets for each of the years ended December 31, 2011 to 2015 and thereafter is estimated as follows:

(in thousands)

2011	$13,107
2012	11,428
2013	9,982
2014	9,117
2015	8,239
Thereafter	17,044
$68,917

Future amortization expense is an estimate. Actual amounts may change due to additional intangible asset acquisitions, impairment, accelerated amortization or other events.

6.         Long-Term Debt

Long-term debt at December 31, consists of the following:

(in thousands)	2010	2009
PIK Toggle Notes	$230,000	$230,000
Floating Rate Notes	230,000	230,000
Senior secured credit facility	52,900	38,400
10.125% Senior Notes	—	9,945
Capital lease obligations	12,145	10,274
	525,045	518,619
Less: Current portion of long-term debt	(3,764)	(4,062)
Total long-term debt	$521,281	$514,557

PIK Toggle Notes. On May 31, 2007, we issued $230.0 million aggregate original principal amount of 8.500% / 9.250% PIK Toggle Notes (the “PIK Toggle Notes”) under the Second Lien Senior Indenture (see “Second Lien Senior Indenture” below).

The accompanying notes are an integral part of these financial statements.

Universal Hospital Services, Inc.

Notes to Financial Statements

As of December 31, 2010 and 2009 and

For the years ended December 31, 2010, 2009 and 2008

Beginning June 1, 2011, the Company is required to make all interest payments on the PIK Toggle Notes entirely as cash interest. All PIK Toggle Notes mature on June 1, 2015. Interest on the PIK Toggle Notes is payable semiannually in arrears on each June 1 and December 1.

We may redeem some or all of the PIK Toggle Notes at any time prior to June 1, 2011, at a price equal to 100% of the principal amount thereof, plus the applicable premium (as defined by the Second Lien Senior Indenture), plus accrued and unpaid interest, if any, to the date of redemption.

After June 1, 2011, we may redeem some or all of the PIK Toggle Notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest, if any, on the PIK Toggle Notes redeemed, to the applicable redemption date, if redeemed during the 12-month period beginning on June 1 of the years indicated below, subject to the rights of noteholders:

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

Floating Rate Notes. On May 31, 2007, we issued $230.0 million aggregate original principal amount of Floating Rate Notes (the “Floating Rate Notes”) under the Second Lien Senior Indenture (see “Second Lien Senior Indenture” below).  Interest on the Floating Rate Notes is reset for each semi-annual interest period and is calculated at the current LIBOR rate plus 3.375%.  At December 31, 2010, our LIBOR-based rate was 3.834%, which includes the credit spread noted above.  Interest on the Floating Rate Notes is payable semiannually, in arrears, on each June 1 and December 1.  At the closing of the Transaction, we assumed all the obligations of Merger Sub under the Second Lien Senior Indenture.  The Floating Rate Notes mature on June 1, 2015.

We may redeem some or all of the Floating Rate Notes at par (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest, if any, on the Floating Rate Notes redeemed, to the applicable redemption date, if redeemed in accordance with the schedule below, subject to the rights of noteholders:

Year	Percentage
Prior to June 1, 2011	101.000%
June 1, 2011 and Thereafter	100.000%

The accompanying notes are an integral part of these financial statements.

Universal Hospital Services, Inc.

Notes to Financial Statements

As of December 31, 2010 and 2009 and

For the years ended December 31, 2010, 2009 and 2008

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

The interest rate swap agreement qualifies for cash flow hedge accounting under ASC Topic 815, “Derivatives and Hedging.” Both at inception and on an on-going basis, we must perform an effectiveness test. In accordance with ASC Topic 815, the fair value of the interest rate swap agreement at December 31, 2010 is included as a cash flow hedge on our balance sheet. The change in fair value was recorded as a component of accumulated other comprehensive loss on our balance sheet, net of tax, since the instrument was determined to be an effective hedge at December 31, 2010. We have not recorded any amounts due to ineffectiveness for any periods presented. We expect to reclass $7.1 million into earnings, currently recorded in accumulated other comprehensive loss, in the next 12 months.

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

Second Lien Senior Indenture. Our PIK Toggle Notes and Floating Rate Notes, or the Notes, are guaranteed, jointly and severally, on a second priority senior secured basis, by certain of our future domestic subsidiaries. We do not currently have any subsidiaries. The Notes are our second priority senior secured obligations and rank:

·                  equal in right of payment with all of our existing and future unsecured and unsubordinated indebtedness, and effectively senior to any such unsecured indebtedness to the extent of the value of collateral;

·                  senior in right of payment to all of our and our guarantor’s existing and future subordinated indebtedness;

·                  effectively junior to our senior secured credit facility and other obligations that are secured by first priority liens on the collateral securing the Notes or that are secured by a lien on assets that are not part of the collateral securing the Notes, in each case, to the extent of the value of such collateral or assets; and

·                  structurally subordinated to any indebtedness and other liabilities (including trade payables) of any of our future subsidiaries that are not guarantors.

The Second Lien Senior Indenture governing the Notes contains covenants that limit our and our guarantors’ ability, subject to certain definitions and exceptions, and certain of our future subsidiaries’ ability to:

The accompanying notes are an integral part of these financial statements.

Universal Hospital Services, Inc.

Notes to Financial Statements

As of December 31, 2010 and 2009 and

For the years ended December 31, 2010, 2009 and 2008

·                  incur additional indebtedness;

·                  pay cash dividends or distributions on our capital stock or repurchase our capital stock or subordinated debt;

·                  issue redeemable stock or preferred stock;

·                  issue stock of subsidiaries;

·                  make certain investments;

·                  transfer or sell assets;

·                  create liens on our assets to secure debt;

·                  enter into transactions with affiliates; and

·                  merge or consolidate with another company.

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

Senior Secured Credit Facility. On May 6, 2010 we entered into an Amended and Restated Credit Agreement with GE Business Financial Services, Inc., as agent for the lenders, and the lenders party thereto, which amended and restated our senior secured credit facility dated as of May 31, 2007. We refer to the amended and restated senior secured credit facility as the “senior secured credit facility.” The senior secured credit facility is a first lien senior secured asset based revolving credit facility that is available for working capital and general corporate purposes, including permitted investments, capital expenditures and debt repayments, on a fully revolving basis, subject to the terms and conditions set forth in the credit documents in the form of revolving loans, swing line loans and letters of credit. The senior secured credit facility provides for financing of up to $195.0 million, subject to a borrowing base calculated on the basis of certain of our eligible accounts receivable, inventory and equipment. The maturity date of the facility is November 30, 2014. In connection with our entry into the Amended and Restated Credit Agreement on May 6, 2010, we capitalized deferred financing costs related to the Amended and Restated Credit Agreement in the amount of $1.7 million. As of December, 31, 2010, we had $117.3 million of unused borrowing availability under our senior secured credit facility based on a borrowing base of $174.3 million less borrowings of $52.9 million and after giving effect to $4.1 million used for letters of credit. Our obligations under the senior secured credit facility are secured by a first priority security interest in substantially all of our assets, excluding a pledge of our and Parent’s capital stock, any joint ventures and certain other exceptions. Our obligations under the senior secured credit facility are unconditionally guaranteed by Parent.

The accompanying notes are an integral part of these financial statements.

Universal Hospital Services, Inc.

Notes to Financial Statements

As of December 31, 2010 and 2009 and

For the years ended December 31, 2010, 2009 and 2008

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

Among other restrictions, and subject to certain definitions and exceptions, the senior secured credit facility restricts our ability to:

·                  incur indebtedness;

·                  create or permit liens;

·                  declare or pay dividends and certain other restricted payments;

·                  consolidate, merge or recapitalize;

·                  acquire or sell assets;

·                  make certain investments, loans or other advances;

·                  enter into transactions with affiliates;

·                  change our line of business; and

·                  enter into hedging transactions.

The senior secured credit facility also contains a financial covenant that is triggered if our available borrowing capacity is less than $15.0 million for a certain period, which consists of a minimum ratio of trailing four-quarter EBITDA to cash interest expense, as such terms are defined in the senior secured credit facility.

Overdue principal, interest and other amounts will bear interest at a rate per annum equal to 2.000% in excess of the applicable interest rate.  The applicable margins of the senior secured credit facility will be subject to adjustment based upon leverage ratios.  The senior secured credit facility also provides for customary letter of credit fees, closing fees, unused line fees and other fees.

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

Universal Hospital Services, Inc.

Notes to Financial Statements

As of December 31, 2010 and 2009 and

For the years ended December 31, 2010, 2009 and 2008

would be entitled to take various actions, including all actions permitted to be taken by a secured creditor and the acceleration of amounts due under the senior secured credit facility.

Borrowings under the senior secured credit facility accrue interest (including a credit spread varying with facility usage):

·                  at a per annum rate equal to 1.750% above the rate announced from time to time by the agent as the “prime rate” payable quarterly in arrears; and

·                  at a per annum rate equal to 2.750% above the adjusted LIBOR rate used by the agent, for the respective interest rate period determined at our option, payable in arrears upon cessation of the interest rate period elected.

At December 31, 2010, we had borrowings outstanding that were accruing interest at our prime rate, which was 5.250%, which includes the credit spread noted above. At December 31, 2010, we had borrowings outstanding that were accruing interest at our LIBOR-based rates which were accruing interest at rates ranging from 3.256% to 3.266%, each of which include the credit spread noted above.

10.125% Senior Notes. On June 14, 2010, we redeemed, at par value plus accrued interest to the redemption date, all remaining notes of our 10.125% Senior Notes. The funds used to redeem our 10.125% Senior Notes were obtained from our senior secured credit facility. The 10.125% Senior Notes were redeemable, at our option, in whole or in part of, at specified redemption prices (as defined) plus accrued interest to the date of redemption. The transaction resulted in a redemption price of $10.0 million of which $9.9 million related to principal and $0.1 million related to interest.

Maturities of Long-Term Debt. At December 31, 2010, maturities of long-term debt for each of our fiscal years ending December 31, 2011 to 2015 and thereafter, are estimated as follows:

(in thousands)
2011	$3,764
2012	3,015
2013	2,916
2014	54,081
2015	460,914
Thereafter	355
$525,045

7.              Commitments and Contingencies

Rental expenses were approximately $8.6, $8.3 and $8.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. At December 31, 2010, the Company is committed under various noncancellable operating leases for its district, corporate and other operating locations with annual rental commitments for each of the years ending December 31, 2011 to 2015 and thereafter of the following:

The accompanying notes are an integral part of these financial statements.

Universal Hospital Services, Inc.

Notes to Financial Statements

As of December 31, 2010 and 2009 and

For the years ended December 31, 2010, 2009 and 2008

(in thousands)
2011	$5,572
2012	5,125
2013	4,522
2014	4,023
2015	3,278
Thereafter	8,918
$31,438

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

For the year ended December 31, 2010, we returned approximately 2,900 of our recalled Colleague pumps and we recognized recalled equipment net gains of approximately $4.5 million. These gains were in the form of a cash refund. At December 31, 2010, we owned approximately 9,000 Colleague pumps. We are continuing the process of evaluating the course of action that best meets the infusion technology needs of our customers and our business. As such, we expect to continue to recognize gains and also expect to increase purchases of infusion pumps to replace recalled units as they are accepted by Baxter. While the timing and extent of those gains or capital expenditures are not readily estimable, we expect them to extend through 2011 and early 2012.

The Company, from time to time, may become involved in litigation arising out of operations in the normal course of business. Asserted claims are subject to many uncertainties and the outcome of individual matters is not predictable.

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

As of December 31, 2010, we were not a party to any other pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results, financial position or cash flows.

The Company, in the ordinary course of business, could be subject to liability claims related to employees and the equipment that it rents and services. Asserted claims are subject to many

The accompanying notes are an integral part of these financial statements.

Universal Hospital Services, Inc.

Notes to Financial Statements

As of December 31, 2010 and 2009 and

For the years ended December 31, 2010, 2009 and 2008

uncertainties and the outcome of individual matters is not predictable. While the ultimate resolution of these actions may have an impact on the Company’s financial results for a particular reporting period, management believes that any such resolution would not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

8.         Shareholder’s Equity

Common Stock

The Company has authorized and issued 1,000 shares of common stock with a par value of $0.01 per share.

Accumulated Other Comprehensive Loss

	December 31,	December 31,
(in thousands)	2010	2009
Unrealized loss on minimum pension liability adjustment, net of tax	$(4,804)	$(3,824)
Unrealized loss on cash flow hedge, net of tax	(9,975)	(12,814)

Accumulated Other Comprehensive Loss	$(14,779)	$(16,638)

9.         Stock-Based Compensation

The 2007 Stock Option Plan provides for the issuance of 43.9 million nonqualified stock options of Parent to any of its and Parent’s executives, other key employees and to consultants and certain non-employee directors. The options allow for the purchase of shares of common stock of Parent at prices equal to the stock’s fair market value at the date of grant.

Options granted have a ten-year contractual term and vest over approximately six years. For option grants to its employees, half of the options have fixed vesting schedules and the other half of the options vest upon the achievement of established performance targets, though options subject to performance targets were amended on August 11, 2010 (see “Amendment to Vesting Provisions of Options Agreements” below). For option grants to its directors, all of the options vest on a fixed schedule. The shares issued to a grantee upon the exercise of such grantee’s options will be subject to certain restrictions on transferability as provided in the 2007 Stock Option Plan. Grantees are subject to non-competition, non-solicitation and confidentiality requirements as set forth in their respective stock option grant agreements. Forfeited options are available for future issue.

A summary of the status of Parent’s 2007 Stock Option Plan as of and for the years ended December 31, 2010, 2009 and 2008 is detailed below:

The accompanying notes are an integral part of these financial statements.

Universal Hospital Services, Inc.

Notes to Financial Statements

As of December 31, 2010 and 2009 and

For the years ended December 31, 2010, 2009 and 2008

(in thousands except exercise price and years)	Number of Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at December 31, 2008	36,740	$1.00	$—	8.5

Granted	1,569	1.00
Exercised	—
Forfeited or expired	(782)	1.00

Outstanding at December 31, 2009	37,527	$1.00	$35,651	7.5

Granted	2,708	1.83
Exercised	(28)	1.00	$23
Forfeited or expired	(684)	1.00

Outstanding at December 31, 2010	39,523	$1.06	$37,315	6.8

Exercisable at December 31, 2010	24,414	$1.02	$24,046	6.6

Expected to Vest at December 31, 2010	14,579	$1.12	$12,838	7.1

Remaining authorized options not yet issued	4,382

The exercise price of the stock option award is equal to the market value of Parent’s common stock on the grant date as determined reasonably and in good faith by the Parent’s board of directors and compensation committee. The exercise price of options issued during the years ended December 31, 2010 and 2009 was determined through a variety of factors including peer group multiples, merger and acquisition multiples, and discounted cash flow analyses. The exercise prices of options issued during the year ended December 31, 2008 was determined by reference to the then recent per share valuation of Parent resulting from the Transaction as detailed below.

(in thousands, except per share amount)

Equity Contribution at May 31, 2007 from Irving Place
Capital and UHS Management to Parent	$248,794
Parent shares issued and outstanding at May 31, 2007	248,794
Per share Parent valuation at May 31, 2007	$1.00

The intrinsic value of a stock award is the amount by which the market value of the underlying stock exceeds the exercise price of the award.

We determine the fair value of options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on a straight-line basis over the options’ vesting periods. The range of assumptions in the

The accompanying notes are an integral part of these financial statements.

Universal Hospital Services, Inc.

Notes to Financial Statements

As of December 31, 2010 and 2009 and

For the years ended December 31, 2010, 2009 and 2008

table below was used to determine the Black-Scholes fair value of stock options amended on August, 11, 2010 or granted during the year ended December 31, 2010. The remaining assumptions below were used in determining the fair value of stock options granted during the years ended December 31, 2009 and 2008, also under the Black-Scholes model.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008

Risk-free interest rate	0.73% - 3.08%	2.20%	2.85%
Expected volatility	31.90% - 38.00%	37.90%	30.50%
Dividend Yield	N/A	N/A	N/A
Expected option life (years)	3.9 - 6.6	6.6	6.6
Black-Scholes Value of Options	$0.72 - $1.03	$0.42	$0.37

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

Amendment to Vesting Provisions of Option Agreements

On August 11, 2010, the compensation committee of our board of directors recommended, and the board of directors (the “Parent Board”) of UHS Holdco, Inc. approved, an amendment (the “Amendment”) to the vesting provisions contained in all outstanding option agreements of participants in the 2007 Stock Option Plan who were employed by Parent or us as of the effective date of the Amendment, or served on our board of directors through that date.  Performance vesting options granted under the 2007 Stock Option Plan vest over a six-year period with one-sixth vesting on December 31 of each year of the six-year period, subject to the option holder not ceasing employment with Parent or us, and prior to the effectiveness of the Amendment, subject to our attainment of either an adjusted EBITDA target for current fiscal year, or an aggregate adjusted EBITDA target calculated in each subsequent fiscal year, as provided in the respective form of option agreement.  The Amendment, among other things, did away with the requirement that the EBITDA-based performance objectives be achieved in order for performance vesting options to vest, in effect providing for time-based vesting of these options rather than performance vesting.  The Amendment did not change the number of options granted, the strike price, or any continued service requirements.  The Amendment also provided for the acceleration of vesting, for 2007 Stock Option Plan participants who were employed by Parent or us as of the effective date of the Amendment and who were granted options prior to December 31, 2009, of options (the “Accelerated Options”) to purchase approximately 2,996,000 shares of common stock of Parent

The accompanying notes are an integral part of these financial statements.

Universal Hospital Services, Inc.

Notes to Financial Statements

As of December 31, 2010 and 2009 and

For the years ended December 31, 2010, 2009 and 2008

that were eligible for vesting on December 31, 2009, but did not vest because we did not achieve the applicable adjusted EBITDA target for the fiscal year ended December 31, 2009.  At the time vesting was accelerated, the Accelerated Options remained eligible for vesting in future years based on our achievement of an aggregate adjusted EBITDA target.  Except as described above, all other terms and conditions applicable to the Accelerated Options remain in effect. The Amendment also amended the provisions relating to time vesting options granted under the 2007 Stock Option Plan to achieve greater consistency between the treatment of these options and the treatment of performance vesting options in the event of a sale of substantially all of the assets of Parent or us.

The Parent Board authorized the Amendment in an effort to ensure that Parent continues to provide long-term incentives that drive core operating performance, while creating a meaningful retention benefit.

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

Although Parent grants the stock options, the Company recognizes compensation expense related to these options since the services are performed for its benefit. For the years ended December 31, 2010, 2009 and 2008, we recognized non-cash stock compensation expense of $7.3, $1.3 and $2.5 million, respectively, which is primarily included in selling, general and administrative expenses. The amendment accounts for $5.8 million of the $7.3 million of non-cash stock compensation expense recorded for the year ended December 31, 2010.

The accompanying notes are an integral part of these financial statements.

Universal Hospital Services, Inc.

Notes to Financial Statements

As of December 31, 2010 and 2009 and

For the years ended December 31, 2010, 2009 and 2008

At December 31, 2010, unearned non-cash stock-based compensation related to our options, that we expect to recognize as expense over a weighted average period of 2.6 years, totals approximately $9.9 million, net of our estimated forfeiture rate of 2.0%. The expense could be accelerated upon the sale of Parent or the Company.

10.      Related Party Transactions

Management Agreement

On May 31, 2007, we and Irving Place Capital entered into a professional services agreement pursuant to which general advisory and management services are provided to us with respect to financial and operating matters. Irving Place Capital is an owner of Parent, and the following members of our board of directors are associated with Irving Place Capital: John Howard, Robert Juneja and Bret Bowerman. In addition, David Crane, a director, provides consulting services to Irving Place Capital. The professional services agreement requires us to pay an annual fee for ongoing advisory and management services equal to the greater of $0.5 million or 0.75% of our Adjusted EBITDA (as defined in the professional services agreement) for the immediately preceding fiscal year, payable in quarterly installments. The professional services agreement provides that Irving Place Capital will be reimbursed for its reasonable out-of-pocket expenses in connection with certain activities undertaken pursuant to the professional services agreement and will be indemnified for liabilities incurred in connection with its role under the professional services agreement, other than for liabilities resulting from its gross negligence or willful misconduct. The term of the professional services agreement commenced on May 31, 2007 and will remain in effect unless and until either party notifies the other of its desire to terminate, we are sold to a third-party purchaser or we consummate a qualified initial public offering, as defined in the professional services agreement. The total professional services agreement fees paid to Irving Place Capital were $0.8, $0.8 and $0.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

2007 Stock Option Plan

Parent established the 2007 Stock Option Plan. Compensation expense related to service provided by the Company’s employees is recognized in the accompanying Statements of Operations with an offsetting Payable to Parent liability, which is not expected to be settled within the next twelve months.

Business Relationship

In the ordinary course of business, we entered into an operating lease for our Minneapolis, Minnesota district office with Ryan Companies US, Inc. (“Ryan”), which began on May 1, 2007. On November 29, 2007, we added a new member to our board of directors who is also a director of Ryan. During the years ended December 31, 2010 and 2009, we made rent payments to a Ryan affiliate totaling $350,000 and $328,000. Between November 29, 2007 and December 31, 2008 we made rent payments to a Ryan affiliate totaling $49,000.

On April 1, 2008, we added three new directors to our Board of Directors. One of our new directors also is a director of Broadlane, Inc. (“Broadlane”), a health care group purchasing organization that serves many of our customers. During the year ended December 31, 2010, 2009 and the nine months ended December 31, 2008, we paid Broadlane approximately $548,000, $519,000 and

The accompanying notes are an integral part of these financial statements.

Universal Hospital Services, Inc.

Notes to Financial Statements

As of December 31, 2010 and 2009 and

For the years ended December 31, 2010, 2009 and 2008

$427,000 in administrative fees, respectively. On December 31, 2010, accounts payable includes approximately $43,000 in amounts due to Broadlane.

The Company believes that the aforementioned arrangements and relationships were provided in the ordinary course of business at prices and on terms similar to those that would result from arm’s length negotiation between unrelated parties.

11.      Employee Benefit Plans

ASC Topic 718, “Compensation — Retirement Benefits” requires employers to recognize the under funded or over funded status of a defined benefit post retirement plan as an asset or liability in its statements of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, ASC Topic 718 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. At the time of adoption of ASC Topic 718, the full funded status of our defined benefit post retirement plan had been recognized in prior years’ purchase accounting due to the Transaction. The adoption had no impact to the measurement date used in our year-end statement of financial position as related to our noncontributory defined benefit pension plan.

Pension plan benefits are to be paid to eligible employees after retirement based primarily on years of credited service and participants’ compensation. The Company uses a December 31 measurement date. Effective December 31, 2002, the Company froze the benefits under the pension plan. The change in benefit obligation, pension plan assets and funded status as of and for the years ended December 31, 2010 and 2009.

Change in Benefit Obligation

(in thousands)	2010	2009
Benefit obligations at beginning of Period	$18,608	$17,772
Interest cost	1,088	1,065
Actuarial loss	1,560	527
Benefits paid	(767)	(756)
Benefit obligation at end of period	$20,489	$18,608

Change in Plan Assets

(in thousands)	2010	2009
Fair value of plan assets at beginning of year	$12,202	$9,925
Actual return on plan assets	1,759	2,673
Benefits paid	(767)	(756)
Employer contribution	865	360
Fair value of plan assets at end of year	$14,059	$12,202

The accompanying notes are an integral part of these financial statements.

Universal Hospital Services, Inc.

Notes to Financial Statements

As of December 31, 2010 and 2009 and

For the years ended December 31, 2010, 2009 and 2008

Funded Status

(in thousands)	2010	2009
Funded Status	$(6,430)	$(6,406)
Unrecognized net actuarial loss/Accumulated Other Comprehensive Loss	7,230	6,365
Net (accrued) amount recognized	$800	$(41)

A summary of our pension plan projected benefit obligation, accumulated obligation and fair value of pension plan assets at December 31, are as follows:

(in thousands)	2010	2009
Projected benefit obligation	$20,489	$18,608
Accumulated benefit obligation (“ABO”)	20,489	18,608
Fair value of plan assets	14,059	12,202
ABO less Fair value of plan assets	6,430	6,406

Amounts recognized in the Balance Sheets at December 31, are as follows:

(in thousands)	2010	2009
Current liabilities	$975	$685
Noncurrent liabilities	5,455	5,721
Total amount recognized	$6,430	$6,406

Net Periodic Benefit Cost (Benefit)

The components of net periodic benefit cost (benefit) are as follows:

	Year Ended December 31,
(in thousands)	2010	2009	2008
Interest cost	$1,088	$1,065	$1,033
Expected return on plan assets	(1,218)	(1,213)	(1,231)
Recognized net actuarial loss	154	12	—
Net periodic benefit cost (benefit)	$24	$(136)	$(198)

Change in Accumulated Other Comprehensive Loss

	Year Ended December 31,
(in thousands)	2010	2009
Beginning of year	$(6,365)	$(7,310)
Net actuarial gains(losses)	(1,019)	933
Amortization of net gains	154	12
	$(7,230)	$(6,365)

Pension Plan Assets

Our target pension plan asset allocation and actual pension plan allocation of assets at December 31, are as follows:

	Target
Asset Category	Allocation	2010	2009
Equity securities	70%	77%	71%
Debt securities and cash	30	23	29
	100%	100%	100%

The pension plan assets are invested with the objective of maximizing long-term returns while minimizing material losses in order to meet future benefit obligations when they come due.

The accompanying notes are an integral part of these financial statements.

Universal Hospital Services, Inc.

Notes to Financial Statements

As of December 31, 2010 and 2009 and

For the years ended December 31, 2010, 2009 and 2008

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

Fair Value Measurement

The following table presents our plan assets using the fair value hierarchy as of December 31, 2010 and 2009.

	Year Ended December 31,
(in thousands)	2010	2009
Level 1
Equity Securities	$10,769	$8,643
Debt Securities and Cash	3,290	3,559
Level 2	—	—
Level 3	—	—
	$14,059	$12,202

Investments in Equity and Debt Securities are valued at the net asset value of units held at the end of the period based upon the value of the underlying investments as determined by quoted market prices. These investments are classified as Level 1.

Contributions

The Company contributed $0.9, $0.4 and $0.8 million to the pension plan during the years ended December 31, 2010, 2009 and 2008, respectively. The Company expects to make contributions of approximately $1.0 million in 2011.

Estimated Future Benefit Payments

The following benefit payments are expected to be paid:

The accompanying notes are an integral part of these financial statements.

Universal Hospital Services, Inc.

Notes to Financial Statements

As of December 31, 2010 and 2009 and

For the years ended December 31, 2010, 2009 and 2008

(in thousands)
2011	$770
2012	813
2013	832
2014	883
2015	923
2016 to 2020	5,429

Pension Plan Assumptions

The following weighted-average assumptions were used as of each of the years ended December 31, as follows:

	2010	2009	2008
Weighted-average actuarial assumptions used to determine benefit obligations:
Discount rate	5.42%	5.92%	6.10%
Expected return on assets	8.00%	8.00%	8.00%

Weighted-average assumptions used to determine net periodic benefit cost (benefit):
Discount rate	5.92%	6.10%	6.47%
Expected return on assets	8.00%	8.00%	8.00%
Rate of compensation increase	N/A	N/A	N/A

These assumptions are reviewed on an annual basis. In determining the expected return on asset assumption, the Company evaluates the long-term returns earned by the pension plan, the mix of investments that comprise pension plan assets and forecasts of future long-term investment returns.

Other Employee Benefits

The Company also sponsors a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”) and covers substantially all of the Company’s employees. Employees may contribute annually up to 60% of their base compensation on a pre-tax basis (subject to Internal Revenue Service limitation). The company matching contribution is 50% of the first 6% of base compensation that an employee contributes. We made matching contributions to the plan of approximately $1.4, $1.3 and $1.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Universal Hospital Services, Inc.

Notes to Financial Statements

As of December 31, 2010 and 2009 and

For the years ended December 31, 2010, 2009 and 2008

reported claims and an actuarially determined estimated liability for claims development and incurred but not reported.

12.                   Income Taxes

The provision (benefit) for income taxes consists of the following:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Current - State	$291	$221	$142
Current - Federal	—	57	—
Deferred	1,401	(11,767)	(15,501)
	$1,692	$(11,489)	$(15,359)

Reconciliations between the Company’s effective income tax rate and the U.S. statutory rate follow:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Statutory U.S. Federal income tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of U.S. Federal income tax	(4.0)	(4.8)	(4.8)
Valuation allowance	42.2	—	—
Permanent items	1.0	0.7	0.5
Deferred item adjustments	2.0	0.9	(0.2)
Effective income tax rate	6.2%	(38.2)%	(39.5)%

The components of the Company’s overall deferred tax assets and liabilities at December 31, 2010 and 2009, are as follows:

The accompanying notes are an integral part of these financial statements.

Universal Hospital Services, Inc.

Notes to Financial Statements

As of December 31, 2010 and 2009 and

For the years ended December 31, 2010, 2009 and 2008

	December 31,	December 31,
(in thousands)	2010	2009
Deferred tax assets
Accounts receivable	$780	$975
Accrued compensation and pension	7,701	5,194
Inventories	335	327
Other assets	3,836	3,867
Unrealized loss on cash flow hedge	6,372	8,472
Unrealized loss on pension	2,818	2,533
Net operating loss carryforwards	50,263	53,094
Deferred tax assets	72,105	74,462
Valuation Allowance	(11,958)	—
Deferred tax assets	60,147	74,462

Deferred tax liabilities
Accelerated depreciation and amortization	(118,403)	(129,561)
Prepaid assets	(692)	(189)
Total deferred tax liabiliites	(119,095)	(129,750)
Net deferred tax liability	$(58,948)	$(55,288)

At December 31, 2010, the Company had available unused federal net operating loss carryforwards of approximately $134.7 million. The net operating loss carryforwards will expire at various dates from 2020 through 2030.

We evaluate the recoverability of our deferred tax assets by scheduling the expected reversals of deferred tax assets and liabilities in order to determine whether net operating loss carry forwards are recoverable prior to expiration. During 2010, we determined that it was no longer more likely than not that all of our net operating loss carry forwards will be recovered prior to their expiration based on the expected reversals of these deferred tax assets and liabilities, future earnings, or other assumptions. Accordingly, we established a valuation allowance of $12.0 million to recognize this uncertainty and, in future reporting periods, will continue to assess the likelihood that deferred tax assets will be realizable.

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

Universal Hospital Services, Inc.

Notes to Financial Statements

As of December 31, 2010 and 2009 and

For the years ended December 31, 2010, 2009 and 2008

Our evaluation was performed for the tax years ended December 31, 2010, 2009 and 2008 the tax years that remain subject to examination by major tax jurisdictions as of December 31, 2010. We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefit for the years ended December 31, 2010, 2009 and 2008:

(in thousands)
Unrecognized tax benefits balance at January 1, 2008	$2,100
Gross increases for tax positions in 2008	—
Unrecognized tax benefits balance at December 31, 2008	$2,100
Gross increases for tax positions in 2009	—
Unrecognized tax benefits balance at December 31, 2009	2,100
Gross increases for tax positions in current period	—
Unrecognized tax benefits balance at December 31, 2010	$2,100

All of the unrecognized tax benefits at December 31, 2010 would affect the remaining balance attributable to the Transaction in accordance with ASC Topic 740.

13.                   Securityholders Agreement

Irving Place Capital and certain members of our management that acquired securities of Parent in connection with the merger entered into a securityholders agreement that governs certain relationships among, and contain certain rights and obligations of, such stockholders. The securityholders agreement, among other things:

·                  limits the ability of the stockholders to transfer their securities in Parent, except in certain permitted transfers as defined therein;

·                  provides for certain co-sale rights; and

·                  provides for certain rights of first refusal with respect to transfers by stockholders other than to certain permitted transferees.

14.                   Business Segments

The Company operates in three reportable segments:

·                  Medical equipment outsourcing is the segment which the Company provides medical equipment outsourcing services to its customers, including more than 4,250 acute care hospitals and 4,350 alternate site providers in the United States, including some of the nation’s premier health care institutions.

The accompanying notes are an integral part of these financial statements.

Universal Hospital Services, Inc.

Notes to Financial Statements

As of December 31, 2010 and 2009 and

For the years ended December 31, 2010, 2009 and 2008

·                  Technical and professional services offers a broad range of inspection, preventative maintenance, repair, logistic and consulting services through the Company’s team of over 325 technicians and professionals located in its nationwide network of offices.

·                  Medical equipment sales and remarketing is the segment through which the Company buys, sources, remarkets and disposes of pre-owned medical equipment for its customers through the Company’s Asset Recovery Program; provides sales and distribution of specialty medical equipment; and offers its customers disposable items that are used on a single use basis.

The Company identifies its segments based on its organizational structure and its internal reporting.

The accompanying notes are an integral part of these financial statements.

Universal Hospital Services, Inc.

Notes to Financial Statements

As of December 31, 2010 and 2009 and

For the years ended December 31, 2010, 2009 and 2008

	Year Ended December 31,
(in thousands)	2010	2009	2008
Medical Equipment Outsourcing
Net Sales	$250,455	$232,623	$223,676
Gross margin	89,439	84,803	79,895
Assets	409,315	420,940	432,643
Amortization and Depreciation	11,625	11,793	12,643
Technical and Professional Services
Net Sales	44,426	42,395	45,225
Gross margin	12,736	11,856	12,549
Assets	85,175	85,867	86,559
Amortization and Depreciation	692	692	692
Intangible asset impairment charge	—	—	4,000
Medical Equipment Sales and Remarketing
Net Sales	22,541	22,186	20,218
Gross margin	6,199	4,009	4,745
Assets	18,603	18,603	18,603
Corporate and Unallocated
Assets	319,935	309,993	339,920
Amortization and Depreciation	79,422	74,562	72,488
Capital Expenditures	76,998	53,527	73,903
Total Company Assets, Amortization and Depreciation and Capital Expenditures
Assets	833,028	835,403	877,725
Amortization and Depreciation	91,739	87,047	85,823
Capital Expenditures	76,998	53,527	73,903
Impairment charge	—	—	4,000
Total Gross Margin and Reconciliation to Loss Before Income Taxes
Total gross margin	$108,374	$100,668	$97,189
Selling, general and administrative	89,336	84,225	85,166
Intangible asset impairment charge	—	—	4,000
Interest expense	46,457	46,505	46,878
Loss before income tax	$(27,419)	$(30,062)	$(38,855)

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

Universal Hospital Services, Inc.

Notes to Financial Statements

As of December 31, 2010 and 2009 and

For the years ended December 31, 2010, 2009 and 2008

15. Subsequent Event

On February 6, 2011, we and our wholly owned subsidiary, Sunrise Merger Sub, Inc., a Nevada corporation (“Sunrise Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Emergent Group Inc., a Nevada corporation ( “Emergent Group”). Pursuant to the Merger Agreement, the Company and Sunrise Merger Sub commenced a tender offer (the “Offer”) on March 2, 2010 to purchase all of the issued and outstanding shares of Emergent Group’s common stock, par value $0.04 per share, at a purchase price of $8.46 per share in cash to be followed by a merger of Sunrise Merger Sub with and into Emergent Group with Emergent Group (the “Merger”) surviving as a wholly owned subsidiary of the Company. The total enterprise value of the transaction including debt assumption is approximately $70.0 million and Parent will fund the transaction by drawings under its existing $195.0 million credit facility, which is described in Note 6 in the accompanying Financial Statements.

This acquisition is expected to be complete within 45 to 90 days of the February 6, 2011 signing. Consummation of the Offer and the Merger are subject to various closing conditions, including the tender of 65% of the Shares and other customary closing conditions.  The Merger Agreement also includes customary termination provisions for both Emergent Group and UHS and provides that, in connection with the termination of the Merger Agreement under specified circumstances, Emergent Group will be required to pay UHS a termination fee of approximately $2.2 million.

Since February 22, 2011, three putative shareholder class action complaints challenging the transactions contemplated by the Merger Agreement were filed on behalf of three separate plaintiffs in the Superior Court of the State of California in the County of Los Angeles against Emergent Group, UHS, Sunrise Merger Sub and the individual members of the Emergent Group Board. The complaints allege, among other things, that the members of the Emergent Group Board breached their fiduciary duties owed to the public shareholders of Emergent Group by attempting to sell Emergent Group by means of an unfair process with preclusive deal protection devices at an unfair price of $8.46 in cash per Share and by entering into the Merger Agreement, approving the Offer and the proposed Merger, engaging in self dealing and failing to take steps to maximize the value of Emergent Group to its public shareholders. The complaints further allege that Emergent Group, UHS and Sunrise Merger Sub aided and abetted such breaches of fiduciary duties. In addition, the complaints allege that certain provisions of the Merger Agreement unduly restrict Emergent Group’s ability to negotiate with rival bidders. The complaints seek, among other things, declaratory and injunctive relief concerning the alleged fiduciary breaches, injunctive relief prohibiting the defendants from consummating the Merger and other forms of equitable relief.   Beginning on March 8, 2011, the plaintiffs in these lawsuits filed an application to compel expedited discovery. Management believes that any such resolution would not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

The accompanying notes are an integral part of these financial statements.