Form 10-Q
period 2011-03-31
UNIVERSAL HOSPITAL SERVICES INC
filed 2011-05-11
CIK 886171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2011

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 000-20086

UNIVERSAL HOSPITAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0760940
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of common stock outstanding as of May 1, 2011:  1,000

Universal Hospital Services, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements — Unaudited

Universal Hospital Services, Inc.

Balance Sheets

(in thousands, except share and per share information)

(unaudited)

	March 31,	December 31,
	2011	2010
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts of $2,000 at March 31, 2011 and December 31, 2010	$59,826	$59,962
Inventories	4,705	4,761
Deferred income taxes	10,293	10,715
Other current assets	3,693	3,342
Total current assets	78,517	78,780

Property and equipment, net:
Medical equipment, net	219,533	206,842
Property and office equipment, net	21,596	20,762
Total property and equipment, net	241,129	227,604

Other long-term assets:
Goodwill	280,211	280,211
Other intangibles, net	231,514	234,915
Other, primarily deferred financing costs, net	11,029	11,518
Total assets	$842,400	$833,028

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,722	$3,764
Book overdrafts	4,657	3,566
Accounts payable	27,125	26,943
Accrued compensation	10,101	11,648
Accrued interest	13,583	3,601
Other accrued expenses	12,461	9,472
Total current liabilities	71,649	58,994

Long-term debt, less current portion	522,683	521,281
Pension and other long-term liabilities	6,933	6,302
Interest rate swap	13,560	16,347
Payable to Parent	14,800	13,702
Deferred income taxes	70,481	69,663

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Additional paid-in capital	248,794	248,794
Accumulated deficit	(93,422)	(87,276)
Accumulated other comprehensive loss	(13,078)	(14,779)
Total shareholders’ equity	142,294	146,739
Total liabilities and shareholders’ equity	$842,400	$833,028

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenue
Medical equipment outsourcing	$66,238	$65,174
Technical and professional services	10,870	10,813
Medical equipment sales and remarketing	5,606	4,187
Total revenues	82,714	80,174

Cost of Sales
Cost of medical equipment outsourcing	24,435	22,617
Cost of technical and professional services	7,884	7,784
Cost of medical equipment sales and remarketing	4,300	3,347
Medical equipment depreciation	17,166	17,457
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	53,785	51,205
Gross margin	28,929	28,969

Selling, general and administrative	23,155	21,070
Operating income	5,774	7,899

Interest expense	11,706	11,507
Loss before income taxes	(5,932)	(3,608)

Provision (benefit) for income taxes	214	(1,328)
Net loss	$(6,146)	$(2,280)

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(6,146)	$(2,280)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	19,296	19,570
Amortization of intangibles and deferred financing costs	4,035	3,992
Provision for doubtful accounts	164	(28)
Provision for inventory obsolescence	22	86
Non-cash stock-based compensation expense	1,098	338
Non-cash gain on trade-in of recalled equipment	(710)	—
Loss (gain) on sales and disposals of equipment	(302)	98
Deferred income taxes	2,941	(1,308)
Changes in operating assets and liabilities:
Accounts receivable	(29)	1,578
Inventories	34	(45)
Other operating assets	(493)	(410)
Accounts payable	(1,590)	(1,116)
Other operating liabilities	6,862	9,937
Net cash provided by operating activities	25,182	30,412
Cash flows from investing activities:
Medical equipment purchases	(25,188)	(33,328)
Property and office equipment purchases	(1,833)	(1,167)
Proceeds from disposition of property and equipment	538	602
Net cash used in investing activities	(26,483)	(33,893)
Cash flows from financing activities:
Proceeds under senior secured credit facility	21,500	42,150
Payments under senior secured credit facility	(20,200)	(37,450)
Payments of principal under capital lease obligations	(1,090)	(1,209)
Change in book overdrafts	1,091	112
Net cash provided by financing activities	1,301	3,603
Net change in cash and cash equivalents	—	122

Cash and cash equivalents at the beginning of period	—	—
Cash and cash equivalents at the end of period	$—	$122

Supplemental cash flow information:
Interest paid	$1,090	$559
Income taxes paid	$87	$107
Non-cash activities:
Medical equipment purchases included in accounts payable (at end of period)	$13,533	$2,489
Capital lease additions	$1,150	$1,487

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

NOTES TO UNAUDITED QUARTERLY FINANCIAL STATEMENTS

1.                                      Basis of Presentation

The interim financial statements included in this Quarterly Report on Form 10-Q have been prepared by Universal Hospital Services, Inc. (“we,” “our”, “us”, the “Company”, or “UHS”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, pursuant to such rules and regulations.  These condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2010 Annual Report on Form 10-K filed with the SEC.

The interim financial statements presented herein as of March 31, 2011, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  These adjustments are all of a normal, recurring nature.  The results of operations for any interim period are not necessarily indicative of results for the full year.

The December 31, 2010 balance sheet amounts were derived from audited financial statements, but do not include all disclosures required by GAAP.

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

A description of our critical accounting policies is included in our 2010 Annual Report on Form 10-K. There have been no material changes to these policies for the quarter ended March 31, 2011.

2.                                      Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income. Other comprehensive loss includes unrealized gains (losses) from derivatives designated as cash flow hedges and minimum pension liability adjustments. Accumulated other comprehensive loss is displayed separately on the balance sheets.  A reconciliation of net loss to comprehensive loss is provided below:

	Three Months Ended
	March 31,
(in thousands)	2011	2010
Net loss	$(6,146)	$(2,280)
Unrealized gain on cash flow hedge, net of tax	1,701	92
Comprehensive loss	$(4,445)	$(2,188)

3.                                      Recent Accounting Pronouncement

Standard Adopted

In October 2009, the Financial Accounting Standards Board issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements — A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. We prospectively adopted this standard in January 2011. The adoption did not have a material impact on our financial statements.

4.                                      Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, in accordance with Accounting Standards Codification (“ASC”) Topic 820, are summarized in the following table by type of inputs applicable to the fair value measurements:

	Fair Value at March 31, 2011				Fair Value at December 31, 2010
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest Rate Swap	$—	$13,560	$—	$13,560	$—	$16,347	$—	$16,347

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

Fair Value of Other Financial Instruments

The Company considers the carrying amount of financial instruments, including accounts receivable, accounts payable and accrued liabilities, as the approximate fair value due to their short maturities. The fair value of our outstanding PIK Toggle Notes and Floating Rate Notes as of March 31, 2011 and December 31, 2010, based on the quoted market price for the same or similar issues of debt, is approximately:

	March 31,	December 31,
(in millions)	2011	2010
PIK Toggle Notes	$239.2	$240.9
Floating Rate Notes	224.3	210.9

5.                                      Stock-Based Compensation

During the three months ended March 31, 2011, activity under the 2007 Stock Option Plan (the “2007 Stock Option Plan”), of UHS Holdco, Inc. our parent company (“Parent”) was as follows:

(in thousands except exercise price)	Number of Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at December 31, 2010	39,523	$1.06	$37,315	6.8
Granted	—
Exercised	—
Forfeited or expired	(263)	$1.03

Outstanding at March 31, 2011	39,260	$1.06	$30,392	6.5

Exercisable at March 31, 2011	24,236	$1.02	$19,748	6.3

Remaining authorized options available for issue	4,645

The exercise price of each stock option award is equal to the market value of Parent’s common stock on the grant date as determined reasonably and in good faith by Parent’s board of directors and Parent’s compensation committee and based on an analysis of a variety of factors including peer group multiples, merger and acquisition multiples, and discounted cash flow analyses.

The intrinsic value of a stock award is the amount by which the market value of the underlying stock exceeds the exercise price of the award.

We determine the fair value of stock options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on a straight-line basis over the options’ expected vesting periods. There were no stock options granted during the three months ended March 31, 2011.

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

At March 31, 2011, unearned non-cash stock-based compensation that we expect to recognize as expense over a weighted average period of 2.4 years, totals approximately $8.8 million, net of our estimated forfeiture rate of 2.0%. The expense could be accelerated upon the sale of Parent or the Company.

6.                                      Long-Term Debt

Long-term debt consists of the following:

	March 31,	December 31,
(in thousands)	2011	2010
PIK Toggle Notes	$230,000	$230,000
Floating Rate Notes	230,000	230,000
Senior secured credit facility	54,200	52,900
Capital lease obligations	12,205	12,145
	526,405	525,045
Less: Current portion of long-term debt	(3,722)	(3,764)
Total long-term debt	$522,683	$521,281

PIK Toggle Notes.  Our 8.50% / 9.25% PIK Toggle Notes (the “PIK Toggle Notes”) were issued on May 31, 2007 in the aggregate principal amount of $230.0 million under a Second Lien Senior Indenture dated as of May 31, 2007 (the “Second Lien Senior Indenture”).  The PIK Toggle Notes mature on June 1, 2015.  Interest on the PIK Toggle Notes is payable semiannually in arrears on each June 1 and December 1. Beginning June 1, 2011, the Company is required to make all interest payments on the PIK Toggle Notes entirely as cash interest. Cash interest on the PIK Toggle Notes accrues at the rate of 8.50% per annum. The PIK Toggle Notes are redeemable, at the Company’s option, in whole or in part, at specified redemption prices (as defined in the Second Lien Senior Indenture) plus accrued interest to the date of redemption.

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

Floating Rate Notes.  Our Floating Rate Notes (the “Floating Rate Notes”) were issued on May 31, 2007 in the aggregate principal amount of $230.0 million under the Second Lien Senior Indenture.  The Floating Rate Notes mature on June 1, 2015. Interest on the Floating Rate Notes is payable semiannually in arrears on each June 1 and December 1. Interest on the Floating Rate Notes is reset for each semi-annual interest period and is calculated at the current LIBOR rate plus 3.375%.  At March 31, 2011, our LIBOR-based rate was 3.834%, which includes the credit spread. The Floating Rate Notes are redeemable, at the Company’s option, in whole or in part, at specified redemption prices (as defined in the Second Lien Senior Indenture) plus accrued interest to the date of redemption. In addition, the Floating Rate Notes have a change of control provision, which gives each holder the right to require the Company to purchase all or a portion of such holders’ Floating Rate Notes upon a change in control, as defined in the Second Lien Senior Indenture, at a purchase price equal to 101% of the principal amount plus accrued interest to the date of purchase. The Floating Rate Notes, subject to certain definitions and exceptions, have covenants that restrict, among other things, the incurrence of additional debt, the payment of dividends and the issuance of preferred stock. The Floating Rate Notes are uncollateralized.

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

The interest rate swap agreement qualifies for cash flow hedge accounting under ASC Topic 815, Derivatives and Hedging. Both at inception and on an on-going basis, we must perform an effectiveness test.  In accordance with ASC Topic 815, the fair value of the interest rate swap agreement at March 31, 2011 is included as a cash flow hedge on our balance sheet.  The change in fair value was recorded as a component of accumulated other comprehensive loss on our balance sheet, net of tax, since the instrument was determined to be an effective hedge at March 31, 2011.  We expect to reclassify approximately $7.2 million into earnings, net of tax, currently recorded in accumulated other comprehensive loss, in the next 12 months.

As a result of our interest rate swap agreement, we expect the effective interest rate on our $230.0 million Floating Rate Notes to be 9.065% through May 2012.

Senior Secured Credit Facility. On May 6, 2010 we entered into an Amended and Restated Credit Agreement with GE Business Financial Services, Inc., as agent for the lenders, and the lenders party thereto, which amended the senior secured credit facility dated as of May 31, 2007. The senior secured credit facility is a first lien senior secured asset based revolving credit facility. The Amended and Restated Credit Agreement increased the aggregate amount the Company may borrow from $135.0 million to $195.0 million and extended the maturity date to November 30, 2014. Additionally, we capitalized deferred financing costs related to the Amended and Restated Credit Agreement in the amount of $1.7 million. As of March 31, 2011, we had $122.1 million of availability under the senior secured credit facility based on a borrowing base of $180.4 million, less borrowings of $54.2 million, and after giving effect to $4.1 million used for letters of credit.  Our obligations under the senior secured credit facility are secured by a first priority security interest in substantially all of our assets, excluding a pledge of our and Parent’s capital stock, any joint ventures and certain other exceptions. Our obligations under the senior secured credit facility are unconditionally guaranteed by Parent.

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

Borrowings under the senior secured credit facility accrue interest (including a credit spread varying with facility usage):

•                  at a per annum rate equal to 1.750% above the rate announced from time to time by the agent as the “prime rate” payable quarterly in arrears; and

•                  at a per annum rate equal to 2.750% above the adjusted LIBOR rate used by the agent, for the respective interest rate period determined at our option, payable in arrears upon cessation of the interest rate period elected.

At March 31, 2011, we had borrowings outstanding that were accruing interest at our prime rate and our LIBOR-based rate, which were 5.000% and 3.010%, respectively, and which include the credit spread noted above.

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

On July 13, 2010, the U.S. Food and Drug Administration (“FDA”) issued a final order and transition plan to Baxter Healthcare Corporation (“Baxter”) to recall all Colleague infusion pumps currently in use in the United States. The FDA order establishes the framework for the recall by providing for a cash refund, generally, $1,500 for single channel pumps and $3,000 for triple channel pumps, or a replacement pump to owners within a two-year period. At the time of the recall notice, we owned approximately 11,900 Colleague infusion pumps.

For the three months ended March 31, 2011, we recognized recalled equipment net gains of approximately $1.3 million of which $0.7 million were non-cash gains. At March 31, 2011, we owned approximately 8,600 Colleague pumps. We are continuing the process of evaluating the course of action that best meets the infusion technology needs of our customers and our business. As such, we expect to continue to recognize gains and also expect to increase purchases of infusion pumps to replace recalled units as they are accepted by Baxter. While the timing and extent of those gains or capital expenditures are not readily estimable, we expect them to extend through 2011 and mid 2012.

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

On February 6, 2011, we and our wholly owned subsidiary, Sunrise Merger Sub, Inc. (“Sunrise Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Emergent Group Inc. (“Emergent Group”), pursuant to which we and Sunrise Merger Sub commenced a tender offer (the “Offer”) to purchase all of the issued and outstanding shares of Emergent Group’s common stock at a purchase price of $8.46 per share in cash, followed by a merger of Sunrise Merger Sub with and into Emergent Group with Emergent Group surviving as a wholly owned subsidiary of the Company (the “Merger”).  The Merger was completed on April 1, 2011.  Since February 22, 2011, three putative shareholder class action complaints challenging the transactions contemplated by the Merger Agreement were filed on behalf of three separate plaintiffs (collectively, the “Plaintiffs”) in the Superior Court of the State of California in the County of Los Angeles (the “Court”) against Emergent Group, UHS, Sunrise Merger Sub and the individual members of the Emergent Group Board (collectively, the “Defendants”). The complaints allege, among other things, that the members of the Emergent Group Board breached their fiduciary duties owed to the public shareholders of Emergent Group by attempting to sell Emergent Group by means of an unfair process with preclusive deal protection devices at an unfair price of $8.46 in cash per Share and by entering into the Merger Agreement, approving the Offer and the proposed Merger, engaging in self dealing and failing to take steps to maximize the value of Emergent Group to its public shareholders. The complaints further allege that Emergent Group, UHS and Sunrise Merger Sub aided and abetted such breaches of fiduciary duties. In addition, the complaints allege that certain provisions of the Merger Agreement unduly restricted Emergent Group’s ability to negotiate with rival bidders. The complaints sought, among other things, declaratory and injunctive relief concerning the alleged fiduciary breaches, injunctive relief prohibiting the defendants from consummating the Merger and other forms of equitable relief.

On March 22, 2011, the Court ordered the consolidation of the lawsuits for all purposes, and renamed the consolidated lawsuits “In re Emergent Group Inc. Shareholder Litigation”.  On March 24, 2011, a memorandum of understanding regarding settlement of the consolidated lawsuits (the “MOU”) was agreed to by the Plaintiffs and the Defendants. While the Defendants deny the allegations made in the complaints, they agreed to enter into the MOU to avoid the costs and disruptions of any further litigation and to permit the timely consummation of the Offer and the Merger. The MOU, among other things, provides that Emergent Group will amend its Schedule 14D-9 to include certain supplemental disclosures and that the final settlement agreement concerning the action (the “Settlement Agreement”) will require the Plaintiffs and the Defendants to seek an order enjoining all proceedings in connection with the consolidated lawsuits and any additional actions alleging claims that are released pursuant to the Settlement Agreement. In addition, the MOU provides that the Settlement Agreement will include a release by the Plaintiffs and the settlement class in favor of the Defendants and their related parties from any claims that arose pursuant to or are related to the Offer or the Merger. The Defendants have agreed that Emergent Group or its successor or their respective insurers will pay the Plaintiffs’ attorneys’ fees and expenses as are awarded by the court not to exceed $225,000, subject to court approval of the Settlement Agreement and the consummation of the Offer and the Merger.  The Defendants deny all liability with respect to the facts and claims alleged in the consolidated lawsuits, and specifically deny that any further supplemental disclosure was required under any applicable rule, statute, regulation or law. However, the Defendants considered it desirable that the consolidated lawsuits be settled primarily to avoid the substantial burden, expense, inconvenience and distraction of continued litigation and to fully and finally resolve all of the claims that were or could have been brought in the consolidated lawsuits being settled. In addition, Emergent Group desired to provide additional information to its stockholders at a time and in a manner that would not cause any delay of the Offer or the Merger.

As of March 31, 2011, we were not a party to any other pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results, financial position or cash flows.

8.                                      Related Party Transactions

Management Agreement

On May 31, 2007, we and Irving Place Capital entered into a professional services agreement pursuant to which Irving Place Capital provides general advisory and management services to us with respect to financial and operating matters.  Irving Place Capital is a principal owner of Parent, and the following members of our board of directors are associated with Irving Place Capital:  John Howard, Robert Juneja, Bret Bowerman and David Crane. We paid Irving Place Capital professional services fees of $0.2 million for each of the three-month periods ended March 31, 2011 and 2010, respectively.

Business Relationship

In the ordinary course of business, we entered into an operating lease for our Minneapolis, Minnesota district office with Ryan Companies US, Inc. (“Ryan”), which began on May 1, 2007.  One member of our board of directors is also a director of Ryan.  We made payments to Ryan totaling $87,000 and $84,000 during the three months ended March 31, 2011 and 2010, respectively.

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

9.                                      Segment Information

Our reporting segments consist of Medical Equipment Outsourcing, Technical and Professional Services, and Medical Equipment Sales and Remarketing. Certain operating information for our segments as well as a reconciliation of total Company gross margin to loss before income tax was as follows:

Medical Equipment Outsourcing

(in thousands)

	Three Months Ended March 31,
	2011	2010
Revenues	$66,238	$65,174
Cost of revenue	24,435	22,617
Medical equipment depreciation	17,166	17,457
Gross margin	$24,637	$25,100

Technical and Professional Services

(in thousands)

	Three Months Ended March 31,
	2011	2010
Revenues	$10,870	$10,813
Cost of revenue	7,884	7,784
Gross margin	$2,986	$3,029

Medical Equipment Sales and Remarketing

(in thousands)

	Three Months Ended March 31,
	2011	2010
Revenues	$5,606	$4,187
Cost of revenue	4,300	3,347
Gross margin	$1,306	$840

Total Gross Margin and Reconciliation to Loss Before Income Tax

(in thousands)

	Three Months Ended March 31,
	2011	2010
Total gross margin	$28,929	$28,969
Selling, general and administrative	23,155	21,070
Interest expense	11,706	11,507
Loss before income tax	$(5,932)	$(3,608)

10.                               Pension Plan

The components of net periodic pension costs are as follows:

	Three Months Ended March 31,
(in thousands)	2011	2010
Interest cost	$273	$270
Expected return on plan assets	(309)	(301)
Recognized net actuarial loss	84	37
Net periodic cost	$48	$6

Future benefit accruals for all participants were frozen as of December 31, 2002.

11.                               Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  We evaluate the recoverability of our deferred tax assets by scheduling the expected reversals of deferred tax assets and liabilities in order to determine whether net operating loss carry forwards are recoverable prior to expiration in accordance with ASC Topic 740. We determined that neither expected reversals of these deferred tax assets and liabilities nor future earnings or other assumptions assured recoverability of all of our net operating loss carry forwards prior to their expiration and accordingly established a valuation allowance in the third quarter of 2010.  We increased our valuation allowance by $2.1 million during the first quarter of 2011 to $14.1 million at March 31, 2011 to recognize this uncertainty and, in future reporting periods, will continue to assess the likelihood that deferred tax assets will be realizable.

Reconciliations between the Company’s effective income tax rate and the U.S. statutory rate follow:

	Three Months Ended March 31,
	2011	2010
Statutory U.S. Federal income tax rate	(35.0)%	(35.0)%
State income taxes, net of U.S. Federal income tax	(2.0)	(4.8)
Permanent items	4.5	0.9
Valuation allowance	35.9	0.0
Other	0.2	2.1
Effective income tax rate	3.6%	(36.8)%

At March 31, 2011, the Company had available unused federal net operating loss carryforwards of approximately $134.8 million.  The net operating loss carryforwards will expire at various dates from 2020 through 2030.

12.                               Subsequent Event

As described above in Note 7, Commitments and Contingencies, on April 1, 2011, we and Sunrise Merger Sub completed the Merger with Emergent Group. The total enterprise value of the transaction, including debt assumption, was approximately $70.0 million and was primarily funded by drawings under our existing $195.0 million credit facility, which is described above in Note 6, Long-Term Debt.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the accompanying financial statements and notes.

BUSINESS OVERVIEW

Our Company

Universal Hospital Services, Inc. (“we”, “our”, “us”, the “Company”, or “UHS”) is a leading nationwide provider of medical equipment management and service solutions to the United States health care industry. Our customers include national, regional and local acute and long-term acute care hospitals, alternate site providers (such as long-term acute care hospitals, skilled nursing facilities, specialty hospitals, nursing homes, and home care providers) and medical equipment manufacturers.  We provide our customers solutions across the spectrum of the equipment life cycle as a result of our position as one of the industry’s largest purchasers and outsourcers of medical equipment. During the twelve months ended March 31, 2011, we owned or managed over 580,000 pieces of medical equipment consisting of 390,000 owned or managed pieces in our Medical Equipment Outsourcing segment and 190,000 pieces of customer owned equipment we managed in our Technical and Professional Services segment. Our diverse medical equipment outsourcing customer base includes more than 4,325 acute care hospitals and approximately 4,275 alternate site providers.  We also have relationships with more than 200 medical equipment manufacturers and many of the nation’s largest group purchasing organizations (“GPOs”) and many of the integrated delivery networks (“IDNs”).  All of our solutions leverage our nationwide network of 84 offices and our more than 70 years of experience managing and servicing all aspects of medical equipment.  Our fees are paid directly by our customers rather than by direct reimbursement from third-party payors, such as private insurers, Medicare, or Medicaid.

We commenced operations in 1939, originally incorporated in Minnesota in 1954 and reincorporated in Delaware in 2001.  Historically, we have experienced significant and sustained growth. Our overall growth strategy is to continue to grow both organically, through strategic acquisitions, and potential international growth opportunities.

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

Medical Equipment Outsourcing Segment - Manage & Utilize

Our flagship business is our Medical Equipment Outsourcing segment, which accounted for $66.2 million, or approximately 80.1% of our revenues, for the quarter ended March 31, 2011. As of March 31, 2011, we owned or managed over 390,000 pieces in our Medical Equipment Outsourcing segment, primarily in the categories of respiratory therapy, newborn care, critical care, patient monitors, patient handling (which includes fall management, bariatrics, beds, stretchers and wheelchairs), pressure area management (such as therapy surfaces) and wound therapy.  Historically, we have purchased and owned directly the equipment used in our Medical Equipment Outsourcing programs.  During 2007, we entered into “revenue sharing” agreements with a select few manufacturers of equipment where the manufacturers retain ownership of the equipment, but UHS takes possession and manages the rental of the equipment to customers. Such arrangements are less capital intensive for us. In January 2010, one of these agreements was modified such that the Company purchased the manufacturer’s equipment it had managed and the revenue share portion of the agreement was terminated.

We have three primary outsourcing programs:

•                  Supplemental and Peak Needs Usage;

•                  Customized Outsourcing Agreements; and

•                  Asset360TM Equipment Management Program (“Asset360 Program”).

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

On July 13, 2010, the U.S. Food and Drug Administration (“FDA”) issued a final order and transition plan to Baxter Healthcare Corporation (“Baxter”) to recall all Colleague infusion pumps currently in use in the United States. The FDA order establishes the framework for the recall by providing for a cash refund, generally, $1,500 for single channel pumps and $3,000 for triple channel pumps, or a replacement pump to owners within a two-year period. At the time of the recall notice, we owned approximately 11,900 Colleague infusion pumps.

For the three months ended March 31, 2011, we recognized recalled equipment net gains of approximately $1.3 million of which $0.7 million were non-cash gains. At March 31, 2011, we owned approximately 8,600 Colleague pumps. We are continuing the process of evaluating the course of action that best meets the infusion technology needs of our customers and our business. As such, we expect to continue to recognize gains and also expect to increase purchases of infusion pumps to replace recalled units as they are accepted by Baxter. While the timing and extent of those gains or capital expenditures are not readily estimable, we expect them to extend through 2011 and mid 2012.

Technical and Professional Services Segment - Plan & Acquire; Maintain & Repair

Our Technical and Professional Services segment accounted for $10.9 million, or approximately 13.1% of our revenues for the quarter ended March 31, 2011. We leverage our over 70 years of experience and our extensive equipment database in repairing and maintaining medical equipment.  We offer a broad range of inspection, preventative maintenance, repair, logistic and consulting services through our team of over 270 technicians and professionals located throughout the United States in our nationwide network of offices and managed over 190,000 units of customer owned equipment during the twelve months ended March 31, 2011. In addition, during the twelve months ended March 31, 2011, we serviced over 390,000 units that we own or directly manage. Our Technical and Professional Service offerings provide a complementary alternative for customers that wish to own their medical equipment, but lack the infrastructure, expertise or scale to perform routine maintenance, repair, record-keeping and lifecycle analysis and planning functions.

Medical Equipment Sales and Remarketing Segment - Redeploy & Remarket

Our Medical Equipment Sales and Remarketing segment accounted for $5.6 million, or approximately 6.8%, of our revenues for the quarter ended March 31, 2011. This segment includes three distinct business activities:

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

RESULTS OF OPERATIONS

The following discussion addresses:

•                  our financial condition as of March 31, 2011 and

•                  the results of operations for the three-month periods ended March 31, 2011 and 2010.

This discussion should be read in conjunction with the financial statements included elsewhere in this Quarterly Report on Form 10-Q and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in our 2010 Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

The following table provides information on the percentages of certain items of selected financial data compared to total revenues for the three-month periods ended March 31, 2011 and 2010.  The table below also indicates the percentage increase or decrease over the prior comparable period.

	Three Months Ended March 31,
			Percent
	Percent of Total Revenues		Increase
	2011	2010	(Decrease)
Revenue
Medical equipment outsourcing	80.1%	81.3%	1.6%
Technical and professional services	13.1	13.5	0.5
Medical equipment sales and remarketing	6.8	5.2	33.9
Total revenues	100.0%	100.0%	3.2

Cost of Sales
Cost of medical equipment outsourcing	29.5	28.2	8.0
Cost of technical and professional services	9.5	9.7	1.3
Cost of medical equipment sales and remarketing	5.2	4.2	28.5
Medical equipment depreciation	20.8	21.8	(1.7)
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	65.0	63.9	5.0
Gross margin	35.0	36.1	(0.1)

Selling, general and administrative	28.0	26.2	9.9
Operating income	7.0	9.9	(26.9)

Interest expense	14.2	14.4	1.7
Loss before income taxes	(7.2)	(4.5)	64.4

Provision (benefit) for income taxes	0.2	(1.7)	(116.1)
Net loss	(7.4)%	(2.8)%	169.6

Results of Operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010

Medical Equipment Outsourcing Segment — Manage & Utilize

(in thousands)

	Three Months Ended
	March 31,
	2011	2010	Change	% Change
Total revenue	$66,238	$65,174	$1,064	1.6%
Cost of revenue	24,435	22,617	1,818	8.0
Medical equipment depreciation	17,166	17,457	(291)	(1.7)
Gross margin	$24,637	$25,100	$(463)	(1.8)

Gross margin %	37.2%	38.5%

Gross margin	$24,637	$25,100	$(463)	(1.8)
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of medical equipment	2,724	3,457	(733)	(21.2)
Gross margin, before purchase accounting adjustments	$27,361	$28,557	$(1,196)	(4.2)

Gross margin %, before purchase accounting adjustments	41.3%	43.8%

Total revenue in the Medical Equipment Outsourcing segment increased $1.1 million, or 1.6%, to $66.2 million in the first quarter of 2011 as compared to the same period of 2010.  The increase was primarily driven through the net addition of eight Asset360TM Equipment Management Programs (“Asset360 Programs”), revenue related to recalled equipment of $1.3 million, and increased revenues driven by incremental business from new and existing technology, both owned and managed, partially offset by sluggish patient census and what we believe has been a sustained customer effort to control outsourcing expenses. Our Asset360 Programs increased from 64 programs at March 31, 2010 to 72 programs at March 31, 2011.

Total cost of revenue in the segment increased $1.8 million, or 8.0%, to $24.4 million in the first quarter of 2011 as compared to the same period of 2010.  This increase is attributable to higher employee-related expenses, including costs related to our continued build of clinical resources to support growth initiatives in patient handling and wound therapy.

Medical equipment depreciation decreased $0.3 million, or 1.7%, to $17.2 million in the first quarter of 2011 as compared to the same period of 2010. The decrease in medical equipment depreciation was primarily impacted by the decrease in purchase accounting adjustments related to the step-up in the carrying value of our medical equipment. Medical equipment depreciation for the quarter ended March 31, 2011 and 2010 included $2.7 million and $3.1 million, respectively, of purchase accounting adjustments related to the step-up in carrying value of our medical equipment.

Gross margin percentage for the Medical Equipment Outsourcing segment decreased from 38.5 % in the first quarter of 2010 to 37.2% in the first quarter of 2011. Gross margin percentage, before purchase accounting adjustments, decreased from 43.8% in the first quarter of 2010 to 41.3% in the first quarter of 2011. These decreases resulted primarily from an overall decline in patient census and what we believe to be a sustained customer effort to control outsourcing expenses coupled with our continued efforts to build clinical resources which support patient handling and wound therapy growth initiatives.

Technical and Professional Services Segment — Plan & Acquire; Maintain & Repair

(in thousands)

	Three Months Ended
	March 31,
	2011	2010	Change	% Change
Total revenue	$10,870	$10,813	$57	0.5%
Cost of revenue	7,884	7,784	100	1.3
Gross margin	$2,986	$3,029	$(43)	(1.4)

Gross margin %	27.5%	28.0%

Gross margin	$2,986	$3,029	$(43)	(1.4)
Purchase accounting adjustments, primarily non-cash charges related to favorable lease commitments	1	3	(2)	(66.7)
Gross margin, before purchase accounting adjustments	$2,987	$3,032	$(45)	(1.5)

Gross margin %, before purchase accounting adjustments	27.5%	28.0%

Total revenue in the Technical and Professional Services segment increased $0.1 million, or 0.5%, to $10.9 million in the first quarter of 2011 as compared to the same period of 2010. The increase was driven by increased activity of $0.7 million in our manufacturer services unit offset by a decrease in other service revenue of $0.6 million. The manufacturer service increase was primarily attributable to securing longer term and higher value contracts.

Total cost of revenue in the segment increased $0.1 million, or 1.3%, to $7.9 million in the first quarter of 2011 as compared to the same period of 2010. The increase is attributable to increased expenses to support longer term and higher value contracts associated with our manufacturer services unit of $0.7 million, offset by a decrease in other expenses of $0.6 million.

Gross margin percentage for the Technical and Professional Services segment decreased from 28.0% for the first quarter of 2010 to 27.5% for the same period of 2011. Gross margin percentage will fluctuate based on the variability of third-party vendor expenses in our BioMed360TM Equipment Management Programs (“BioMed360 Programs”) and supplemental service programs.

Medical Equipment Sales and Remarketing Segment — Redeploy & Remarket

(in thousands)

	Three Months Ended
	March 31,
	2011	2010	Change	% Change
Total revenue	$5,606	$4,187	$1,419	33.9%
Cost of revenue	4,300	3,347	953	28.5
Gross margin	$1,306	$840	$466	55.5

Gross margin %	23.3%	20.1%

Gross margin	$1,306	$840	$466	55.5
Purchase accounting adjustments, primarily non-cash charges related to the step-up in carrying value of our medical equipment	22	77	(55)	(71.4)
Gross margin, before purchase accounting adjustments	$1,328	$917	$411	44.8

Gross margin %, before purchase accounting adjustments	23.7%	21.9%

Total revenue in the Medical Equipment Sales and Remarketing segment increased $1.4 million, or 33.9%, to $5.6 million in the first quarter of 2011 as compared to the same period of 2010.  The increase was primarily driven by disposable and new equipment sales of $1.0 and $0.8 million, respectively, partially offset by decreases in pre-owned sales of $0.4 million.

Total cost of revenue in the segment increased $1.0 million, or 28.5%, to $4.3 million in the first quarter of 2011 as compared to the same period of 2010. The cost of revenue was impacted by an increase in the cost of disposable and new equipment sales of $0.7 and $0.6 million, respectively, offset by decreases in the cost of pre-owned sales of $0.3 million.

Gross margin percentage for the Medical Equipment Sales and Remarketing segment increased from 20.1% in the first quarter of 2010 to 23.3% for the same period of 2011. Gross margin percentage, before purchase accounting adjustments, increased from 21.9% in the first quarter of 2010 to 23.7% for the same period of 2011.  We expect margins and activity in this segment to fluctuate based on the transactional nature of the business.

Selling, General and Administrative

Selling, General and Administrative and Interest Expense

(in thousands)

	Three Months Ended
	March 31,
	2011	2010	Change	% Change
Selling, general and administrative	$23,155	$21,070	$2,085	9.9%
Interest expense	11,706	11,507	199	1.7

Selling, general and administrative expense increased $2.1 million, or 9.9%, to $23.2 million for the first quarter of 2011 as compared to the same period of 2010.  Selling, general and administrative expense was impacted by increases in outside service fees related to mergers and acquisitions activity, stock-based compensation, bad debt expense, and employee-related expenses of $0.9, $0.8, $0.2, and $0.2 million, respectively. Selling, general and administrative expense as a percentage of total revenue was 28.0% and 26.2% for each of the quarters ended March 31, 2011 and 2010, respectively.

Interest Expense

Interest expense increased $0.2 million to $11.7 million for the first quarter of 2011 as compared to the same period of 2010. This increase results from higher levels of borrowing along with higher interest rates under our Amended Senior Secured Credit Facility.

Income Taxes

Income taxes were an expense of $0.2 million and a benefit of $1.3 million for the three months ended March 31, 2011 and 2010, respectively. The change of $1.5 million is primarily attributable to the presence of an income tax valuation allowance during the first quarter of 2011 versus the absence of an allowance during the comparable 2010 period.

Net Loss

Net loss increased $3.9 million to $6.1 million in the first quarter of 2011 as compared to the same period of 2010.  Net loss was impacted by a higher pre-tax loss and the presence of an income tax valuation allowance during the first quarter of 2011 versus the absence of an allowance during the comparable 2010 period.

EBITDA

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was $28.5 and $30.9 million for the three months ended March 31, 2011 and 2010, respectively.  EBITDA for the three months ended March 31, 2011, was impacted by increased employee-related expenses, including costs related to our continued build of clinical resources to support growth initiatives in patient handling and wound therapy and outside service fees related to mergers and acquisitions activity.

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

	Three Months Ended
	March 31,
(in thousands)	2011	2010
Net cash provided by operating activities	$25,182	$30,412
Changes in operating assets and liabilities	(4,784)	(9,944)
Other non-cash expenses (income)	(3,846)	212
Provision (benefit) for income taxes	214	(1,328)
Interest expense	11,706	11,507
EBITDA	$28,472	$30,859

	Three Months Ended
	March 31,
(in thousands)	2011	2010
EBITDA	$28,472	$30,859

Other Financial Data:
Net cash provided by operating activities	$25,182	$30,412
Net cash used in investing activities	(26,483)	(33,893)
Net cash provided by financing activities	1,301	3,603

Other Operating Data (as of end of period):
Medical equipment (approximate number of owned outsourcing units)	236,000	227,000
District offices	84	84
Number of outsourcing hospital customers	4,325	4,225
Number of total outsourcing customers	8,600	8,500

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

We require substantial cash to operate our Medical Equipment Outsourcing programs and service our debt.  Our outsourcing programs require us to invest a significant amount of cash in medical equipment purchases.  To the extent that such expenditures cannot be funded from cash and cash equivalents, our operating cash flow, borrowing under our senior secured credit facility or other financing sources, we may not be able to conduct our business or grow as currently planned. We anticipate additional capital investment of approximately $40.0 million during the remaining nine months of 2011.

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

Net cash provided by operating activities was $25.2 and $30.4 million for the three months ended March 31, 2011 and 2010, respectively. Net cash provided by operating activities during the three months ended March 31, 2011 was primarily impacted by the increase in net loss as compared to the same period of 2010.

Net cash used in investing activities was $26.5 and $33.9 million for the three months ended March 31, 2011 and 2010, respectively.  Net cash used in investing activities decreased during the 2011 period when compared to the same period in the prior year. This resulted primarily from the prior year purchase of select patient handling equipment that was formerly managed under a revenue share agreement and was partially offset by medical equipment purchases related to Asset360 Programs.

Net cash provided by financing activities was $1.3 and $3.6 million for the three months ended March 31, 2011 and 2010, respectively.  During the three months ended March 31, 2011, net cash provided by financing activities was impacted by a decrease in net draws under our senior secured credit facility of $3.4 million partially offset by an increase of the change in book overdrafts of $1.0 million.

There was no cash on-hand as of March 31, 2011 and 2010, respectively.

Based on the level of operating performance expected in 2011, we believe our cash and cash equivalents, cash from operations, and additional borrowings under our senior secured credit facility, will meet our liquidity needs for the foreseeable future, exclusive of any borrowings that we may make to finance potential acquisitions.  However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could be adversely affected.  As of March 31, 2011, we had $122.1 million of availability under our senior secured credit facility, based on a borrowing base of $180.4 million, less borrowings of $54.2 million and after giving effect to $4.1 million used for letters of credit.

On February 6, 2011, we and our wholly owned subsidiary, Sunrise Merger Sub, Inc. (“Sunrise Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Emergent Group Inc. (“Emergent Group”), pursuant to which we and Sunrise Merger Sub commenced a tender offer (the “Offer”) to purchase all of the issued and outstanding shares of Emergent Group’s common stock at a purchase price of $8.46 per share in cash, followed by a merger of Sunrise Merger Sub with and into Emergent Group with Emergent Group surviving as a wholly owned subsidiary of the Company (the “Merger”).  The Merger was completed on April 1, 2011.  The total enterprise value of the transaction, including debt assumption was approximately $70.0 million and was primarily funded by drawings under our existing $195.0 million senior secured credit facility.

Our levels of borrowing are further restricted by the financial covenants set forth in our senior secured credit facility agreement and the second lien senior indenture governing our PIK Toggle Notes and Floating Rate Notes, as described in Note 6, Long-Term Debt.  As of March 31, 2011, the Company was in compliance with all covenants under the senior secured credit facility.

RECENT ACCOUNTING PRONOUNCEMENT

Standard Adopted

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements — A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. We prospectively adopted this standard in January 2011. The adoption did not have a material impact on our financial statements.

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

Interest Rates

We use both fixed and variable rate debt as sources of financing.  At March 31, 2011, we had approximately $526.4 million of total debt outstanding.  After taking into account the effect of our interest rate swap agreement, we had $54.2 million of debt bearing interest at variable rates averaging 3.090%.  Based on variable debt levels at March 31, 2011, a 1.0 percentage point change in interest rates on variable rate debt would result in annual interest expense fluctuating by approximately $0.5 million.

In June 2007, we entered into an interest rate swap agreement for $230.0 million, which has the effect of converting the interest rate applicable to our $230.0 million of Floating Rate Notes to a fixed interest rate.  The effective date for the interest rate swap agreement was December 2007; the expiration date is May 2012.

The interest rate swap agreement qualifies for cash flow hedge accounting under Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. Both at inception and on an on-going basis, we must perform an effectiveness test.  In accordance with ASC Topic 815, the fair value of the interest rate swap agreement at March 31, 2011 is included as a cash flow hedge on our balance sheet.  The change in fair value was recorded as a component of accumulated other comprehensive loss, net of tax, on our balance sheet since the instrument was determined to be an effective hedge at March 31, 2011.  We have not recorded any amounts due to ineffectiveness for any periods presented. We expect to reclassify approximately $7.2 million into earnings, net of tax, currently recorded in accumulated other comprehensive loss, in the next 12 months. As a result of our interest rate swap agreement, we expect the effective interest rate on our $230.0 million Floating Rate Notes to be 9.065% through May 2012.

Fuel Costs

We are also exposed to market risks related to changes in the price of gasoline used to fuel our fleet of delivery and sales vehicles.  A hypothetical 10% increase in the first quarter of 2011 average price of unleaded gasoline, assuming gasoline usage levels for the quarter ended March 31, 2011, would lead to an annual increase in fuel costs of approximately $0.4 million.

Other Market Risk

Our pension obligations are also affected by market risk as discussed in Item 7A of Part II of our 2010 Annual Report on Form 10-K.  Continued distress in the financial markets may impact the fair value of debt and equity securities in our pension trust.

As of March 31, 2011, we have no other material exposure to market risk.

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

(b)           Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 6, 2011, we and our wholly owned subsidiary, Sunrise Merger Sub, Inc. (“Sunrise Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Emergent Group Inc. (“Emergent Group”), pursuant to which we and Sunrise Merger Sub commenced a tender offer (the “Offer”) to purchase all of the issued and outstanding shares of Emergent Group’s common stock at a purchase price of $8.46 per share in cash, followed by a merger of Sunrise Merger Sub with and into Emergent Group with Emergent Group surviving as a wholly owned subsidiary of the Company (the “Merger”). The Merger was completed on April 1, 2011. Three putative shareholder class action complaints challenging the transactions contemplated by the Merger Agreement were filed on behalf of three separate plaintiffs (collectively, the “Plaintiffs”) in the Superior Court of the State of California in the County of Los Angeles (the “Court”) against Emergent Group, UHS, Sunrise Merger Sub and the individual members of the Emergent Group Board (collectively, the “Defendants”). One was filed on February 22, 2011 by Brian McManus, individually and on behalf of others similarly situated, a second was filed on February 28, 2011 by Bryan Lamb, individually and on behalf of others similarly situated, and the third was filed on March 2, 2011 by Leena Dave, individually and on behalf of others similarly situated. Each complaint alleges, among other things, that the members of the Emergent Group Board breached their fiduciary duties owed to the public shareholders of Emergent Group by attempting to sell Emergent Group by means of an unfair process with preclusive deal protection devices at an unfair price of $8.46 in cash per Share and by entering into the Merger Agreement, approving the Offer and the proposed Merger, engaging in self dealing and failing to take steps to maximize the value of Emergent Group to its public shareholders. The complaints further allege that Emergent Group, UHS and Sunrise Merger Sub aided and abetted such breaches of fiduciary duties. In addition, the complaints allege that certain provisions of the Merger Agreement unduly restricted Emergent Group’s ability to negotiate with rival bidders. The complaints sought, among other things, declaratory and injunctive relief concerning the alleged fiduciary breaches, injunctive relief prohibiting the defendants from consummating the Merger and other forms of equitable relief.

On March 22, 2011, the Court ordered the consolidation of the lawsuits for all purposes, and renamed the consolidated lawsuits “In re Emergent Group Inc. Shareholder Litigation”.  On March 24, 2011, a memorandum of understanding regarding settlement of the consolidated lawsuits (the “MOU”) was agreed to by the Plaintiffs and the Defendants. While the Defendants deny the allegations made in the complaints, they agreed to enter into the MOU to avoid the costs and disruptions of any further litigation and to permit the timely consummation of the Offer and the Merger. The MOU, among other things, provides that Emergent Group will amend its Schedule 14D-9 to include certain supplemental disclosures and that the final settlement agreement concerning the action (the “Settlement Agreement”) will require the Plaintiffs and the Defendants to seek an order enjoining all proceedings in connection with the consolidated lawsuits and any additional actions alleging claims that are released pursuant to the Settlement Agreement. In addition, the MOU provides that the Settlement Agreement will include a release by the Plaintiffs and the settlement class in favor of the Defendants and their related parties from any claims that arose pursuant to or are related to the Offer or the Merger. The Defendants have agreed that Emergent Group or its successor or their respective insurers will pay the Plaintiffs’ attorneys’ fees and expenses as are awarded by the court not to exceed $225,000, subject to court approval of the Settlement Agreement and the consummation of the Offer and the Merger.  The Defendants deny all liability with respect to the facts and claims alleged in the consolidated lawsuits, and specifically deny that any further supplemental disclosure was required under any applicable rule, statute, regulation or law. However, the Defendants considered it desirable that the consolidated lawsuits be settled primarily to avoid the substantial burden, expense, inconvenience and distraction of continued litigation and to fully and finally resolve all of the claims that were or could have been brought in the consolidated lawsuits being settled. In addition, Emergent Group desired to provide additional information to its stockholders at a time and in a manner that would not cause any delay of the Offer or the Merger.

In addition to the foregoing, the Company, from time to time, may become involved in litigation arising out of operations in the normal course of business, including the matters discussed in Item 3 of Part I of the 2010 Annual Report on Form 10-K. As of March 31, 2011, we were not a party to any other pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results, financial position or cash flows. See the additional information in Item 1 of Part I, Note 7, Commitments and Contingencies.

Asserted claims are subject to many uncertainties and the outcome of individual matters is not predictable with assurance.

Item 1A.  Risk Factors

Our business is subject to various risks and uncertainties.  Any of the risks discussed elsewhere in this Quarterly Report on Form 10-Q or our other filings with the Securities and Exchange Commission, including the risk factors set forth in our 2010 Annual Report on Form 10-K, could materially adversely affect our business, financial condition or results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults upon Senior Securities

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

Number	Description
2.1

Agreement and Plan of Merger, dated February 6, 2011, among Universal Hospital Services, Inc., Sunrise Merger Sub, Inc. and Emergent Group Inc. (incorporated by reference to Exhibit 2.1 to Universal Hospital Services, Inc.’s Form 8-K filed February 7, 2011).

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

Date: May 11, 2011
Universal Hospital Services, Inc.

	By	/s/ Gary D. Blackford
Gary D. Blackford,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

	By	/s/ Rex T. Clevenger
Rex T. Clevenger,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)