Form 10-Q
period 2011-06-30
UNIVERSAL HOSPITAL SERVICES INC
filed 2011-08-12
CIK 886171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T  (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

Number of shares of common stock outstanding as of August 1, 2011:  1,000

Universal Hospital Services, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements — Unaudited

Universal Hospital Services, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share information)

(unaudited)

	June 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$37,747	$—
Accounts receivable, less allowance for doubtful accounts of $2,082 at June 30, 2011 and $2,000 at December 31, 2010	65,388	59,962
Inventories	6,031	4,761
Deferred income taxes	11,942	10,715
Other current assets	5,197	3,342
Total current assets	126,305	78,780

Property and equipment, net:
Medical equipment, net	231,808	206,842
Property and office equipment, net	22,073	20,762
Total property and equipment, net	253,881	227,604

Other long-term assets:
Goodwill	323,989	280,211
Other intangibles, net	251,524	234,915
Other, primarily deferred financing costs, net	14,091	11,518
Total assets	$969,790	$833,028

Liabilities and Total Equity
Current liabilities:
Current portion of long-term debt	$5,562	$3,764
Interest rate swap	11,019	—
Book overdrafts	4,739	3,566
Accounts payable	23,575	26,943
Accrued compensation	14,520	11,648
Accrued interest	4,827	3,601
Dividend payable	33,501	—
Other accrued expenses	13,355	9,472
Total current liabilities	111,098	58,994

Long-term debt, less current portion	650,134	521,281
Interest rate swap	—	16,347
Pension and other long-term liabilities	8,222	6,302
Payable to Parent	16,937	13,702
Deferred income taxes	75,061	69,663

Commitments and contingencies (Note 10)

Total equity
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Additional paid-in capital	214,294	248,794
Accumulated deficit	(94,831)	(87,276)
Accumulated other comprehensive loss	(11,495)	(14,779)
Total Universal Hospital Services, Inc. equity	107,968	146,739
Non controlling interest	370	—
Total equity	108,338	146,739
Total liabilities and equity	$969,790	$833,028

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue
Medical equipment outsourcing	$73,847	$60,818	$140,086	$125,992
Technical and professional services	11,361	11,152	22,231	21,965
Medical equipment sales and remarketing	5,876	4,763	11,482	8,950
Total revenues	91,084	76,733	173,799	156,907

Cost of Sales
Cost of medical equipment outsourcing	28,466	22,452	52,900	45,069
Cost of technical and professional services	8,227	8,064	16,110	15,848
Cost of medical equipment sales and remarketing	4,600	3,724	8,900	7,071
Medical equipment depreciation	17,505	17,358	34,673	34,815
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	58,798	51,598	112,583	102,803
Gross margin	32,286	25,135	61,216	54,104

Selling, general and administrative	27,111	20,982	49,491	42,052
Acquisition and integration expenses	1,225	—	1,999	—
Operating income	3,950	4,153	9,726	12,052

Interest expense	12,745	11,855	24,450	23,362
Loss before income taxes and non controlling interest	(8,795)	(7,702)	(14,724)	(11,310)

Benefit for income taxes	(7,520)	(2,562)	(7,307)	(3,890)
Consolidated net loss	$(1,275)	$(5,140)	$(7,417)	$(7,420)
Net income attributable to non controlling interest	138	—	138	—
Net loss attributable to Universal Hospital Services, Inc.	$(1,413)	$(5,140)	$(7,555)	$(7,420)

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Consolidated net loss	$(7,417)	$(7,420)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	39,414	39,054
Amortization of intangibles, deferred financing costs and bond premium	8,676	8,226
Provision for doubtful accounts	400	74
Provision for inventory obsolescence	76	116
Non-cash stock-based compensation expense	2,196	691
Non-cash gain on trade-in of recalled equipment	(3,292)	—
Gain on sales and disposals of equipment	(801)	(136)
Deferred income taxes	(7,109)	(3,574)
Changes in operating assets and liabilities:
Accounts receivable	(1,310)	4,746
Inventories	(125)	447
Other operating assets	(252)	(802)
Accounts payable	(2,111)	(2,996)
Other operating liabilities	2,745	3,792
Net cash provided by operating activities	31,090	42,218
Cash flows from investing activities:
Medical equipment purchases	(48,116)	(47,250)
Property and office equipment purchases	(3,235)	(2,642)
Proceeds from disposition of property and equipment	1,496	1,239
Acquisitions, net of cash acquired	(65,039)	—
Net cash used in investing activities	(114,894)	(48,653)
Cash flows from financing activities:
Proceeds under senior secured credit facility	132,250	86,579
Payments under senior secured credit facility	(185,150)	(70,379)
Payments of principal under capital lease obligations	(2,714)	(2,557)
Payment of deferred financing costs	(3,500)	(1,746)
Proceeds from issuance of bonds	178,938	—
Accrued interest received from bondholders	661	—
Cash paid to non controlling interests	(147)	—
Proceeds from exercise of parent company stock options	40	—
Repayment of 10.125% senior notes	—	(9,945)
Change in book overdrafts	1,173	4,483
Net cash provided by financing activities	121,551	6,435
Net change in cash and cash equivalents	37,747	—

Cash and cash equivalents at the beginning of period	—	—
Cash and cash equivalents at the end of period	$37,747	$—

Supplemental cash flow information:
Interest paid	$22,645	$22,122
Income taxes paid	$352	$263
Non-cash activities:
Medical equipment purchases included in accounts payable (at end of period)	$8,627	$5,233
Dividend declared to Parent	$34,500	$—
Capital lease additions	$2,636	$5,641

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

NOTES TO CONSOLIDATED UNAUDITED QUARTERLY FINANCIAL STATEMENTS

1.                                      Basis of Presentation

The interim consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by Universal Hospital Services, Inc. (“we”, “our”, “us”, the “Company”, or “UHS”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2010 Annual Report on Form 10-K filed with the SEC.

On April 1, 2011 we completed our acquisition of Emergent Group Inc. (“Emergent Group”), as described in Note 4, Acquisitions.  The results of operations of Emergent Group have accordingly been included in UHS’s consolidated results of operations since the date of acquisition.  Emergent Group is included in the Medical Equipment Outsourcing segment.

The interim consolidated financial statements presented herein as of June 30, 2011, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  These adjustments are all of a normal, recurring nature.  The results of operations for any interim period are not necessarily indicative of results for the full year.

The December 31, 2010 balance sheet amounts were derived from audited financial statements.

We are required to make estimates and assumptions about future events in preparing consolidated financial statements in conformity with GAAP.  These estimates and assumptions affect the amounts of assets, liabilities, revenues and expenses at the date of the unaudited consolidated financial statements.  While we believe that our past estimates and assumptions have been materially accurate, our current estimates are subject to change if different assumptions as to the outcome of future events are made.  We evaluate our estimates and judgments on an ongoing basis and predicate those estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances.  We make adjustments to our assumptions and judgments when facts and circumstances dictate.  Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates used in preparing the accompanying unaudited consolidated financial statements.

A description of our significant accounting policies is included in our 2010 Annual Report on Form 10-K. With the exception of ‘Principles of Consolidation’ listed below, there have been no material changes to these policies for the quarter ended June 30, 2011.

Principles of Consolidation

The consolidated financial statements include the accounts of UHS and of Emergent Group Inc. and its wholly owned subsidiaries (“Emergent Group”) since its acquisition on April 1, 2011. In addition, in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), we have accounted for our equity investments in entities in which we are the primary beneficiary under the full consolidation method. All significant intercompany transactions and balances have been eliminated through consolidation. As the primary beneficiary, we consolidate the limited liability companies (“ LLCs”) referred to in Note 12, Limited Liability Companies, as we effectively receive the majority of the benefits from such entities and we provide equipment lease guarantees for such entities.

2.                                      Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of consolidated net loss and other comprehensive income attributable to UHS. Other comprehensive loss includes unrealized gains from derivatives designated as cash flow hedges. Accumulated other comprehensive loss is displayed separately on the balance sheets.  A reconciliation of net loss to comprehensive income (loss) is provided below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010
Net loss attributable to UHS	$(1,413)	$(5,140)	$(7,555)	$(7,420)
Unrealized gain on cash flow hedge, net of tax	1,583	674	3,284	766
Comprehensive income (loss)	$170	$(4,466)	$(4,271)	$(6,654)

3.                                      Recent Accounting Pronouncement

Standard Adopted

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements — A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. We prospectively adopted this standard in January 2011. The adoption did not have a material impact on our consolidated financial statements.

Standard Not Yet Adopted

In June 2011, the FASB issued an amendment to the authoritative guidance on comprehensive income.  The amendment eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity or include the components in the notes to the consolidated financial statements, and instead requires the presentation of comprehensive income in either a continuous statement of comprehensive income or a separate but consecutive statement.  The amendment will be effective for our quarter ending March 31, 2012.  The adoption of this amendment is not expected to have a material effect on our consolidated financial statements, but will require a change to present comprehensive income (loss) on the face of our consolidated financial statements.

4.                                      Acquisitions

Emergent Group Inc.

On April 1, 2011 (the “Acquisition Date”), we completed our acquisition of Emergent Group for a total purchase price of approximately $65.3 million, which represents the sum of $60.0 million of cash paid for equity, $4.8 million of capital lease liability assumed and $2.0 million of transaction costs, less cash acquired of $1.5 million. All outstanding Emergent Group shares were purchased at a price of $8.46 per share. Emergent Group’s wholly owned subsidiary, PRI Medical Technologies, Inc. (“PRI Medical”), is a provider of surgical laser equipment services primarily for the urology community. The purchase of Emergent Group supports our strategic growth initiatives to diversify our outsourcing offerings to our customers. The acquisition of Emergent Group was funded primarily by drawings under our $195.0 million senior secured credit facility, which is described below in Note 9, Long-Term Debt.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the Acquisition Date:

(in thousands)	April 1, 2011
Cash and cash equivalents	$1,480
Accounts receivable	4,517
Inventories	1,222
Deferred income taxes	208
Other current assets	1,403
Medical equipment	7,540
Property and equipment	234
Intangible assets	22,150
Other assets	79
Total identifiable assets	38,833

Accounts payable	1,972
Accrued expenses	1,571
Other liabilities	1,454
Deferred income taxes	9,523
Capital leases	4,763
Total liabilities assumed	19,283
Net identifiable assets acquired	19,550
Non controlling interests	(379)
Goodwill	40,848
Net assets acquired	$60,019

The above estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the Acquisition Date to estimate the fair value of assets acquired and liabilities assumed. Additionally, we believe our net accounts receivable to be collectible. The Company believes that the available information provides a reasonable basis for preliminarily estimating the fair values. We will continue to evaluate the above purchase price allocation as better information becomes available, particularly as it relates to income taxes. We anticipate additional relevant information to become available as we complete and file our related tax returns. We expect to finalize the valuation and complete the purchase price allocation as soon as practicable, but no later than one year from the Acquisition Date.

The valuation of the intangible assets acquired and related amortization periods are as follows:

	Valuation	Amortization Period
	(in thousands)	(in years)
Customer relationships	$17,669	8
Trade names	4,264	10
Proprietary software	217	3
Total	$22,150

The $40.8 million of goodwill was assigned to our Outsourcing segment. The goodwill recognized is attributable primarily to strategic and synergistic opportunities across Emergent Group, the assembled workforce of Emergent Group and other factors. The goodwill recognized is not deductible for income tax purposes.

The Company expensed $1.2 million and $2.0 million of Emergent Group acquisition-related costs for the three and six-month periods ended June 30, 2011, respectively. These costs are included in line item entitled “acquisition and integration expenses” in the accompanying consolidated statements of operations and are comprised of the following items:

	Acquisition and integration expenses
	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2011	June 30, 2011
Investment banking fees	$825	$825
Legal, accounting and other costs	400	1,174
Total	$1,225	$1,999

The amounts of revenue and net income of Emergent Group included in the Company’s consolidated statements of operations from the Acquisition Date to June 30, 2011 are as follows (in thousands):

Revenue and income included in the Consolidated Statements of Operations from April 1, 2011 to June 30, 2011
Revenue	$8,055
Net income attributable to Emergent Group	$191

The following supplemental pro forma information presents the financial results as if the acquisition of Emergent Group had occurred on January 1, 2011 and January 1, 2010 for the six months ended June 30, 2011 and the three and six months ended June 30, 2010, respectively. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2011 or January 1, 2010, nor are they indicative of any future results.

Six Months Ended
(in thousands)	June 30, 2011
Pro forma consolidated results
Revenue	$181,628
Net loss attributable to Universal Hospital Services, Inc.	(9,241)

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2010	June 30, 2010
Pro forma consolidated results
Revenue	$83,980	$171,527
Net loss attributable to Universal Hospital Services, Inc.	(5,565)	(8,138)

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Emergent Group to reflect the additional depreciation, amortization and interest that would have been charged assuming the fair value adjustments primarily to medical equipment and intangible assets, and draws on the line of credit to fund the acquisition had been applied on January 1, 2011 and 2010, as applicable, together with the consequential tax effects.

Other Acquisition

On May 31, 2011, we completed the acquisition of certain assets of the equipment rental division of a medical equipment manufacturer for $6.5 million in cash.  The assets acquired primarily consisted of movable medical equipment of approximately $1.7 million, customer relationship intangibles of approximately $1.9 million and goodwill of approximately $2.9 million.  The acquisition was funded through our $195.0 million senior secured credit facility, which is described below in Note 9, Long-Term Debt.

The following table summarizes the impact of our second quarter acquisitions related to goodwill at June 30, 2011:

(in thousands)	Goodwill

Balance at December 31, 2010	$280,211
Acquisition of Emergent Group Inc.	40,848
Other acquisition	2,930
Balance at June 30, 2011	$323,989

There is no aggregate goodwill impairment for any of the periods presented in our financial statements.

5.                                      Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, in accordance with Accounting Standards Codification (“ASC”) Topic 820, are summarized in the following table by type of inputs applicable to the fair value measurements:

	Fair Value at June 30, 2011				Fair Value at December 31, 2010
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest Rate Swap	$—	$11,019	$—	$11,019	$—	$16,347	$—	$16,347

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

Fair Value of Other Financial Instruments

The Company considers the carrying amount of financial instruments, including accounts receivable, accounts payable and accrued liabilities, as the approximate fair value due to their short maturities. The fair value of our outstanding PIK Toggle Notes and Floating Rate Notes as of June 30, 2011 and December 31, 2010, based on the quoted market price for the same or similar issues of debt, is approximately:

	June 30,	December 31,
(in millions)	2011	2010
PIK Toggle Notes	$415.7	$240.9
Floating Rate Notes	221.4	210.9

6.                                      Shareholders’ Equity

The following tables represent changes in shareholders’ equity that are attributable to our shareholders and non controlling interests for the six month periods ending June 30, 2011 and 2010.

			Accumulated
	Additional		Other
	Paid-in	Accumulated	Comprehensive	Non controlling	Total
(in thousands)	Capital	Deficit	Loss	Interests	Equity

Balance at December 31, 2010	$248,794	$(87,276)	$(14,779)	$—	$146,739
Consolidation of Emgergent Group non controlling interests	—	—	—	379	379
Net income (loss)	—	(7,555)	—	138	(7,417)
Dividend declared	(34,500)	—	—	—	(34,500)
Unrealized gain on cash flow hedge, net of tax	—	—	3,284	—	3,284
Cash distributions to non controlling interests	—	—	—	(147)	(147)
Balance at June 30, 2011	$214,294	$(94,831)	$(11,495)	$370	$108,338

			Accumulated
	Additional		Other
	Paid-in	Accumulated	Comprehensive	Non controlling	Total
(in thousands)	Capital	Deficit	Loss	Interests	Equity

Balances at December 31, 2009	$248,794	$(58,165)	$(16,638)	$—	$173,991
Net loss	—	(7,420)	—	—	(7,420)
Unrealized gain on cash flow hedge, net of tax	—	—	766	—	766
Balances at June 30, 2010	$248,794	$(65,585)	$(15,872)	$—	$167,337

7.                                      Stock-Based Compensation

During the six months ended June 30, 2011, activity under the 2007 Stock Option Plan (the “2007 Stock Option Plan”), of UHS Holdco, Inc., our parent company (“Parent”), was as follows:

(in thousands except exercise price)	Number of Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at December 31, 2010	39,523	$1.06	$37,315	6.8
Granted	—
Exercised	(40)	$1.00	$(33)
Forfeited or expired	(607)	$1.01

Outstanding at June 30, 2011	38,876	$1.06	$25,445	6.3

Exercisable at June 30, 2011	23,993	$1.02	$16,673	6.1

Remaining authorized options available for issue	5,029

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

We determine the fair value of stock options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on a straight-line basis over the options’ expected vesting periods. There were no stock options granted during the six months ended June 30, 2011.

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

At June 30, 2011, unearned non-cash stock-based compensation that we expect to recognize as expense over a weighted average period of 2.2 years, totals approximately $7.7 million, net of our estimated forfeiture rate of 2.0%. The expense could be accelerated upon the sale of Parent or the Company.

8.                                      Dividend Declared

On June 8, 2011 the Company and Parent’s Boards of Directors declared a dividend of $0.12 per share to the Parent’s shareholders of record on June 10, 2011 and a $0.12 per share distribution to be paid to the holders of vested options on the Parent’s stock as of June 10, 2011 subject to the consummation of the note offering which occurred on June 17, 2011 (see Note 9, Long-term Debt) and payable on July 1, 2011.

Also on June 8, 2011, the Boards of Directors declared a distribution of $0.12 per option to holders of outstanding options on the Parent’s stock on June 10, 2011 that are scheduled to vest on December 31, 2011, 2012, 2013, 2014, and 2015.

Our consolidated balance sheet as of June 30, 2011 reflects the decrease in shareholders’ equity for dividends paid to Parent shareholders and vested option holders on July 1, 2011, as well as estimated amounts to be paid to holders of options expected to vest on December 31, 2011 though 2015 based on the an estimated option forfeiture rate of 2% annually.  It also reflects the related current dividend payable and long-term dividend payable included in Payable to Parent.

9.                                      Long-Term Debt

Long-term debt consists of the following:

	June 30,	December 31,
(in thousands)	2011	2010
PIK toggle notes	$405,000	$230,000
Floating rate notes	230,000	230,000
Unamortized bond premium	3,866	—
Senior secured credit facility	—	52,900
Capital lease obligations	16,830	12,145
	655,696	525,045
Less: Current portion of long-term debt	(5,562)	(3,764)
Total long-term debt	$650,134	$521,281

PIK Toggle Notes. Our 8.50% / 9.25% Second Lien Senior Secured PIK Toggle Notes due 2015 (the “PIK Toggle Notes”) consist of $230.0 million aggregate principal amount of PIK Toggle Notes issued on May 31, 2007 (the “Existing Notes”), and $175.0 million aggregate principal amount of PIK Toggle Notes issued on June 17, 2011 (the “Additional Notes”) for a total aggregate outstanding principal amount of $405.0 million.  All of the PIK Toggle Notes were issued under a Second Lien Senior Indenture dated as of May 31, 2007 (the “Second Lien Senior Indenture”).

The Additional Notes were issued at a premium of 102.250% for an aggregate total of $178.9 million in proceeds and are subject to the same terms as the Existing Notes under the Second Lien Senior Indenture. The premium is being amortized over the remaining life of the Additional Notes using the effective interest rate of 7.824%.  The proceeds of the issuance of the Additional Notes were used to (i) repay the revolving borrowings under our senior secured credit facility, (ii) pay fees and expenses relating to the offering of the Additional Notes and (iii) pay a dividend as declared by the Company and Parent’s Board of Directors on June 8, 2011 (see Note 8, Divided Declared).  In connection with the issuance of the Additional Notes, the Company entered into a registration rights agreement with the initial purchasers of the Additional Notes.

The PIK Toggle Notes mature on June 1, 2015. Interest on the PIK Toggle Notes is payable semiannually in arrears on each June 1 and December 1. Beginning June 1, 2011, the Company was required to make all interest payments on the PIK Toggle Notes entirely as cash interest. Cash interest on the PIK Toggle Notes accrues at the rate of 8.50% per annum. The PIK Toggle Notes are redeemable, at the Company’s option, in whole or in part, at specified redemption prices (as defined in the Second Lien Senior Indenture) plus accrued interest to the date of redemption.

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

Floating Rate Notes.  Our Floating Rate Notes (the “Floating Rate Notes”) were issued on May 31, 2007 in the aggregate principal amount of $230.0 million under the Second Lien Senior Indenture.  The Floating Rate Notes mature on June 1, 2015. Interest on the Floating Rate Notes is payable semiannually in arrears on each June 1 and December 1. Interest on the Floating Rate Notes is reset for each semi-annual interest period and is calculated at the current LIBOR rate plus 3.375%.  At June 30, 2011, our LIBOR-based rate was 3.778%, which includes the credit spread. The Floating Rate Notes are redeemable, at the Company’s option, in whole or in part, at specified redemption prices (as defined in the Second Lien Senior Indenture) plus accrued interest to the date of redemption. In addition, the Floating Rate Notes have a change of control provision, which gives each holder the right to require the Company to purchase all or a portion of such holders’ Floating Rate Notes upon a change in control, as defined in the Second Lien Senior Indenture, at a purchase price equal to 101% of the principal amount plus accrued interest to the date of purchase. The Floating Rate Notes, subject to certain definitions and exceptions, have covenants that restrict, among other things, the incurrence of additional debt, the payment of dividends and the issuance of preferred stock. The Floating Rate Notes are uncollateralized.

We may redeem some or all of the Floating Rate Notes at a redemption price equal to 100% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the applicable redemption date, if redeemed, subject to the rights of noteholders.

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

The interest rate swap agreement qualifies for cash flow hedge accounting under ASC Topic 815, Derivatives and Hedging. Both at inception and on an on-going basis, we must perform an effectiveness test.  In accordance with ASC Topic 815, the fair value of the interest rate swap agreement at June 30, 2011 is included as a cash flow hedge on our balance sheet.  The change in fair value was recorded as a component of accumulated other comprehensive loss on our balance sheet, net of tax, since the instrument was determined to be an effective hedge at June 30, 2011.  We expect to reclassify approximately $7.1 million into earnings, net of tax, currently recorded in accumulated other comprehensive loss, in the next 12 months.

As a result of our interest rate swap agreement, we expect the effective interest rate on our $230.0 million Floating Rate Notes to be 9.065% through May 2012.

Second Lien Senior Indenture. Our PIK Toggle Notes and Floating Rate Notes (collectively, the “Notes”) are guaranteed, jointly and severally, on a second priority senior secured basis, by Emergent Group and PRI Medical, and are also similarly guaranteed by certain of our future domestic subsidiaries. The Notes are our second priority senior secured obligations and rank (i) equal in right of payment with all of our existing and future unsecured and unsubordinated indebtedness, and effectively senior to any such unsecured indebtedness to the extent of the value of collateral; (ii) senior in right of payment to all of our and our guarantors’ existing and future subordinated indebtedness; (iii) effectively junior to our senior secured credit facility and other obligations that are secured by first priority liens on the collateral securing the Notes or that are secured by a lien on assets that are not part of the collateral securing the Notes, in each case, to the extent of the value of such collateral or assets; and (iv) structurally subordinated to any indebtedness and other liabilities (including trade payables) of any of our future subsidiaries that are not guarantors.

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

Senior Secured Credit Facility. On May 6, 2010 we entered into an Amended and Restated Credit Agreement with GE Business Financial Services, Inc., as agent for the lenders, and the lenders party thereto, which amended the senior secured credit facility dated as of May 31, 2007. The senior secured credit facility is a first lien senior secured asset based revolving credit facility. The Amended and Restated Credit Agreement increased the aggregate amount the Company may borrow under the senior secured credit facility from $135.0 million to $195.0 million and extended the maturity date to November 30, 2014. Additionally, we capitalized deferred financing costs related to the Amended and Restated Credit Agreement in the amount of $1.7 million. As of June 30, 2011, we had $181.8 million of availability under the senior secured credit facility based on a borrowing base of $186.3 million, after giving effect to $4.5 million used for letters of credit.  Our obligations under the senior secured credit facility are secured by a first priority security interest in substantially all of our assets, excluding a pledge of our and Parent’s capital stock, any joint ventures and certain other exceptions. Our obligations under the senior secured credit facility are unconditionally guaranteed by Parent.

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

At June 30, 2011, we had no borrowings outstanding under the senior secured credit facility.

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

10.                               Commitments and Contingencies

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

For the six months ended June 30, 2011, we recognized recalled equipment net gains of approximately $3.9 million of which $3.3 million were non-cash gains. Non-cash gains result from receiving a replacement pump for a recalled pump. The gains are a result of the fair market value of the replacement pump less the net book value of the recalled pump. At June 30, 2011, we owned approximately 8,200 Colleague pumps. We are continuing the process of evaluating the course of action that best meets the infusion technology needs of our customers and our business. As such, we expect to continue to recognize gains and also expect to increase purchases of infusion pumps to replace recalled units as they are accepted by Baxter. While the timing and extent of those gains or capital expenditures are not readily estimable, we expect them to extend through 2011 and mid-2012.

On October 19, 2009, Freedom Medical, Inc. filed a lawsuit against the Company and others in U.S. District Court for the Eastern District of Texas. The federal complaint alleges violation of state and federal antitrust laws, tortuous interference with business relationships, business disparagement and common law conspiracy in connection with the biomedical equipment rental market. Freedom Medical, Inc. is seeking unspecified damages and injunctive relief. We believe these claims are without merit and will vigorously defend against them. Because of the preliminary nature of this proceeding, the difficulty in ascertaining the applicable facts, and the difficulty of predicting the settlement value of the proceeding, we are not able to estimate an amount or range of any reasonably possible loss and the effect it may have on our business, financial condition or results of operations.

On February 6, 2011, we and our wholly owned subsidiary, Sunrise Merger Sub, Inc. (“Sunrise Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Emergent Group, pursuant to which we and Sunrise Merger Sub commenced a tender offer (the “Offer”) to purchase all of the issued and outstanding shares of Emergent Group’s common stock at a purchase price of $8.46 per share in cash, followed by a merger of Sunrise Merger Sub with and into Emergent Group with Emergent Group surviving as a wholly owned subsidiary of the Company (the “Merger”). The Merger was completed on April 1, 2011. Three putative shareholder class action complaints challenging the transactions contemplated by the Merger Agreement were filed on behalf of three separate plaintiffs (collectively, the “Plaintiffs”) in the Superior Court of the State of California in the County of Los Angeles (the “Court”) against Emergent Group, UHS, Sunrise Merger Sub and the individual members of the Emergent Group Board (collectively, the “Defendants”). One was filed on February 22, 2011 by Brian McManus, individually and on behalf of others similarly situated, a second was filed on February 28, 2011 by Bryan Lamb, individually and on behalf of others similarly situated, and the third was filed on March 2, 2011 by Leena Dave, individually and on behalf of others similarly situated. Each complaint alleges, among other things, that the members of the Emergent Group Board breached their fiduciary duties owed to the public shareholders of Emergent Group by attempting to sell Emergent Group by means of an unfair process with preclusive deal protection devices at an unfair price of $8.46 in cash per Share and by entering into the Merger Agreement, approving the Offer and the proposed Merger, engaging in self dealing and failing to take steps to maximize the value of Emergent Group to its public shareholders. The complaints further allege that Emergent Group, UHS and Sunrise Merger Sub aided and abetted such breaches of fiduciary duties. In addition, the complaints allege that certain provisions of the Merger Agreement unduly restricted Emergent Group’s ability to negotiate with rival bidders. The complaints sought, among other things, declaratory and injunctive relief concerning the alleged fiduciary breaches, injunctive relief prohibiting the defendants from consummating the Merger and other forms of equitable relief.

On March 22, 2011, the Court ordered the consolidation of the lawsuits for all purposes, and renamed the consolidated lawsuits “In re Emergent Group Inc. Shareholder Litigation”.  On March 24, 2011, a memorandum of understanding regarding settlement of the consolidated lawsuits (the “MOU”) was agreed to by the Plaintiffs and the Defendants.  Following entry of the MOU the parties entered into a definitive Settlement Agreement, subject to Court approval, that provided in exchange for the Emergent Group’s amendment of its Schedule 14D-9 to include certain supplemental disclosures Plaintiffs will seek an order dismissing all actions alleging claims relating to the Merger and providing a full and final release in favor of the Defendants and their related parties from any claims that arose pursuant to or are related to the Offer or the Merger.  The Defendants have agreed that Emergent Group or its successor or their respective insurers will pay the Plaintiffs’ attorneys’ fees and expenses as are awarded by the Court not to exceed $225,000. At June 30, 2011, we have paid $75,000 and anticipate the remainder of the balance to be paid by our insurers. The Court asked for additional information from the parties during the first preliminary approval hearing and declined to preliminarily approve the settlement.  The second motion to obtain preliminary approval of the Settlement Agreement was filed on July 15, 2011 and is currently pending before the Court.

As of June 30, 2011, we were not a party to any other pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results, financial position or cash flows.

11.                               Related Party Transactions

Management Agreement

On May 31, 2007, we and Irving Place Capital entered into a professional services agreement pursuant to which Irving Place Capital provides general advisory and management services to us with respect to financial and operating matters.  Irving Place Capital is a principal owner of Parent, and the following members of our board of directors are associated with Irving Place Capital:  John Howard, Robert Juneja, Bret Bowerman and David Crane. We paid Irving Place Capital professional services fees of $0.5 and $0.4 million for the six-month periods ended June 30, 2011 and 2010, respectively.

Business Relationship

In the ordinary course of business, we entered into an operating lease for our Minneapolis, Minnesota district office with Ryan Companies US, Inc. (“Ryan”), which began on May 1, 2007.  One member of our board of directors is also a director of Ryan.  We made payments to Ryan totaling $172,000 and $181,000 during the six months ended June 30, 2011 and 2010, respectively.

The Company believes that the aforementioned arrangements and relationships were provided in the ordinary course of business at prices and on terms similar to those that would result from arm’s length negotiation between unrelated parties.

12.                               Limited Liability Companies

In connection with expanding our business, PRI Medical participates with others in the formation of limited liability companies (“LLCs”) in which PRI Medical becomes a partner and shares the financial interest with the other investors. PRI Medical is the primary beneficiary of these LLCs. These LLCs acquire certain medical equipment for use in their respective business activities, which generally focus on surgical procedures. The LLCs will acquire medical equipment for rental purposes under equipment financing leases. At June 30, 2011, the LLCs had approximately $1.1 million of total assets. The third party investors in each respective LLC generally provide the lease financing company with individual proportionate lease guarantees based on their respective ownership percentages in the LLCs. In addition, PRI Medical will provide such financing companies with its corporate guarantee based on its respective ownership interest in each LLC. In certain instances, PRI Medical has provided such financing companies with an overall corporate guarantee in connection with equipment financing transactions. In such instances, the individual investors in each respective LLC will generally indemnify us against losses, if any, incurred in connection with its corporate guarantee. Additionally, PRI Medical provides operational and administrative support to the LLCs in which it is a partner. As of June 30, 2011, we held interests in six active LLCs.

For the three and six months ended June 30, 2011 and 2010, in accordance with guidance issued by the FASB, PRI Medical accounted for its equity investments in LLCs (in which it is the primary beneficiary) under the full consolidation method whereby transactions between the PRI Medical and the LLCs have been eliminated through consolidation.

13.                               Segment Information

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

Medical Equipment Outsourcing

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$73,847	$60,818	$140,086	$125,992
Cost of revenue	28,466	22,452	52,900	45,069
Medical equipment depreciation	17,505	17,358	34,673	34,815
Gross margin	$27,876	$21,008	$52,513	$46,108

Technical and Professional Services

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$11,361	$11,152	$22,231	$21,965
Cost of revenue	8,227	8,064	16,110	15,848
Gross margin	$3,134	$3,088	$6,121	$6,117

Medical Equipment Sales and Remarketing

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$5,876	$4,763	$11,482	$8,950
Cost of revenue	4,600	3,724	8,900	7,071
Gross margin	$1,276	$1,039	$2,582	$1,879

Total Gross Margin and Reconciliation to Loss Before Income Tax

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total gross margin	$32,286	$25,135	$61,216	$54,104
Selling, general and administrative	27,111	20,982	49,491	42,052
Acquisition and integration expenses	1,225	—	1,999	—
Interest expense	12,745	11,855	24,450	23,362
Loss before income tax	$(8,795)	$(7,702)	$(14,724)	$(11,310)

Total Assets by Reporting Segment

(in thousands)

	June 30,	December 31,
	2011	2010
Medical Equipment Outsourcing	$444,497	409,315
Technical and Professional Services	87,726	85,175
Medical Equipment Sales and Remarketing	18,603	18,603
Corporate and Unallocated	418,964	319,935
Total Company Assets	$969,790	833,028

14.                               Pension Plan

The components of net periodic pension costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Interest cost	$275	$274	$548	$544
Expected return on plan assets	(308)	(308)	(617)	(609)
Recognized net actuarial loss	92	40	176	77
Net periodic cost	$59	$6	$107	$12

Future benefit accruals for all participants were frozen as of December 31, 2002.  We made required contributions of $0.2 million during the six months ended June 30, 2011.

15.                               Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  We evaluate the recoverability of our deferred tax assets by scheduling the expected reversals of deferred tax assets and liabilities in order to determine whether net operating loss carry forwards are recoverable prior to expiration in accordance with ASC Topic 740. We determined that neither expected reversals of these deferred tax assets and liabilities nor future earnings or other assumptions assured recoverability of all of our net operating loss carry forwards prior to their expiration and accordingly established a valuation allowance in the third quarter of 2010.  The April 1, 2011 acquisition of Emergent Group resulted in larger deferred tax liabilities than deferred tax assets due to opening balance sheet deferred tax liabilities recorded for intangibles and fixed assets. This discrete event had the one-time effect of reducing our valuation allowance by approximately $8.3 million on that date, though this amount was offset by approximately $5.8 million of additional valuation allowance resulting during the six months ended June 30, 2011. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

Reconciliations between the Company’s effective income tax rate and the U.S. statutory rate follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Statutory U.S. Federal income tax rate	(35.0)%	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of U.S. Federal income tax	(4.6)	(4.8)	(3.5)	(4.8)
Permanent items	1.1	1.6	2.5	1.4
Valuation allowance	(52.3)	0.0	(16.8)	0.0
Other	5.3	4.9	3.2	4.0
Effective income tax rate	(85.5)%	(33.3)%	(49.6)%	34.4%

At June 30, 2011, the Company had available unused federal net operating loss carryforwards of approximately $144.5 million.  The net operating loss carryforwards will expire at various dates from 2020 through 2030.

16.                               Consolidating Financial Statements

In accordance with the provisions of the Second Lien Senior Indenture, as wholly owned subsidiaries of UHS, Emergent Group and PRI Medical have jointly and severally guaranteed all the Company’s Obligations (as defined in the Second Lien Senior Indenture) under the Second Lien Senior Indenture on a full and unconditional basis. Consolidating financial information of UHS and the guarantors is presented on the following pages.

Consolidating Balance Sheets

(in thousands, except share and per share information)

(unaudited)

	At June 30, 2011
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Emergent Group	Adjustments	Consolidated

Assets
Current assets:
Cash and cash equivalents	$35,914	$1,833	$—	$37,747
Accounts receivable, less allowance for doubtful accounts	61,258	4,130	—	65,388
Due from (to) affiliates	(1,150)	1,150	—	—
Inventories	4,770	1,261	—	6,031
Deferred income taxes	11,656	286	—	11,942
Other current assets	3,838	1,359	—	5,197
Total current assets	116,286	10,019	—	126,305

Property and equipment, net:
Medical equipment, net	224,646	7,162	—	231,808
Property and office equipment, net	21,882	191	—	22,073
Total property and equipment, net	246,528	7,353	—	253,881

Other long-term assets:
Goodwill	283,141	40,848	—	323,989
Investment in subsidiary	60,210	—	(60,210)	—
Other intangibles, net	230,052	21,472	—	251,524
Other, primarily deferred financing costs, net	14,014	77	—	14,091
Total assets	$950,231	$79,769	$(60,210)	$969,790

Liabilities and Total Equity
Current liabilities:
Current portion of long-term debt	$3,767	$1,795	$—	$5,562
Interest rate swap	11,019	—	—	11,019
Book overdrafts	4,739	—	—	4,739
Accounts payable	21,777	1,798	—	23,575
Accrued compensation	13,335	1,185	—	14,520
Accrued interest	4,827	—	—	4,827
Dividend payable	33,501	—	—	33,501
Other accrued expenses	12,603	752	—	13,355
Total current liabilities	105,568	5,530	—	111,098

Long-term debt, less current portion	647,706	2,428	—	650,134
Pension and other long-term liabilities	6,756	1,466	—	8,222
Payable to Parent	16,937	—	—	16,937
Deferred income taxes	65,296	9,765	—	75,061

Commitments and contingencies (Note 10)

Total equity
Common stock	—	—	—	—
Additional paid-in capital	214,294	60,019	(60,019)	214,294
Accumulated income (deficit)	(95,022)	191	—	(94,831)
Accumulated earnings in subsidiary	191	—	(191)	—
Accumulated other comprehensive loss	(11,495)	—	—	(11,495)
Total Universal Hospital Services, Inc. equity	107,968	60,210	(60,210)	107,968
Non controlling interest	—	370	—	370
Total equity	107,968	60,580	(60,210)	108,338
Total liabilities and equity	$950,231	$79,769	$(60,210)	$969,790

Consolidating Statements of Operations

(in thousands)

(unaudited)

	For the three months ended June 30, 2011
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Emergent Group	Adjustments	Consolidated
Revenue
Medical equipment outsourcing	$65,792	$8,055	$—	$73,847
Technical and professional services	11,361	—	—	11,361
Medical equipment sales and remarketing	5,876	—	—	5,876
Total revenues	83,029	8,055	—	91,084

Cost of Sales
Cost of medical equipment outsourcing	24,264	4,202	—	28,466
Cost of technical and professional services	8,227	0	—	8,227
Cost of medical equipment sales and remarketing	4,600	0	—	4,600
Medical equipment depreciation	16,808	697	—	17,505
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	53,899	4,899	—	58,798
Gross margin	29,130	3,156	—	32,286

Selling, general and administrative	25,018	2,093	—	27,111
Acquisition and integration expenses	831	394	—	1,225
Operating income	3,281	669	—	3,950

Equity in earnings of subsidiary	329	—	(329)	—
Interest expense	12,659	86	—	12,745
Loss before income taxes and non controlling interest	(9,049)	583	(329)	(8,795)

Provision (benefit) for income taxes	(7,774)	254	—	(7,520)
Consolidated net loss	(1,275)	329	(329)	(1,275)
Net income attributable to non controlling interest	138	138	(138)	138
Net loss attributable to Universal Hospital Services, Inc.	$(1,413)	$191	$(191)	$(1,413)

Consolidating Statements of Operations

(in thousands)

(unaudited)

	For the six months ended June 30, 2011
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Emergent Group	Adjustments	Consolidated
Revenue
Medical equipment outsourcing	$132,031	$8,055	$—	$140,086
Technical and professional services	22,231	—	—	22,231
Medical equipment sales and remarketing	11,482	—	—	11,482
Total revenues	165,744	8,055	—	173,799

Cost of Sales
Cost of medical equipment outsourcing	48,698	4,202	—	52,900
Cost of technical and professional services	16,110	—	—	16,110
Cost of medical equipment sales and remarketing	8,900	—	—	8,900
Medical equipment depreciation	33,976	697	—	34,673
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	107,684	4,899	—	112,583
Gross margin	58,060	3,156	—	61,216

Selling, general and administrative	47,398	2,093	—	49,491
Acquisition and integration expenses	1,605	394	—	1,999
Operating income	9,057	669	—	9,726

Equity in earnings of subsidiary	329	—	(329)	—
Interest expense	24,364	86	—	24,450
Loss before income taxes and non controlling interest	(14,978)	583	(329)	(14,724)

Provision (benefit) for income taxes	(7,561)	254	—	(7,307)
Consolidated net loss	(7,417)	329	(329)	(7,417)
Net income attributable to non controlling interest	138	138	(138)	138
Net loss attributable to Universal Hospital Services, Inc.	$(7,555)	$191	$(191)	$(7,555)

Consolidating Statements of Cash Flows

(in thousands)

(unaudited)

	For the six months ended June 30, 2011
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Emergent Group	Adjustments	Consolidated
Cash flows from operating activities:
Consolidated net loss	$(7,746)	$329	$—	$(7,417)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	38,677	737	—	39,414
Amortization of intangibles, deferred financing costs and bond premium	7,999	677	—	8,676
Provision for doubtful accounts	405	(5)	—	400
Provision for inventory obsolescence	76	—	—	76
Non-cash stock-based compensation expense	2,196	—	—	2,196
Non-cash gain on trade-in of recalled equipment	(3,292)	—	—	(3,292)
Loss (gain) on sales and disposals of equipment	(807)	6	—	(801)
Deferred income taxes	(7,352)	243	—	(7,109)
Changes in operating assets and liabilities:
Accounts receivable	(1,702)	392	—	(1,310)
Due from (to) affiliates	1,150	(1,150)	—	—
Inventories	(85)	(40)	—	(125)
Other operating assets	(299)	47	—	(252)
Accounts payable	(1,738)	(373)	—	(2,111)
Other operating liabilities	2,446	299	—	2,745
Net cash provided by operating activities	29,928	1,162	—	31,090
Cash flows from investing activities:
Medical equipment purchases	(47,997)	(119)	—	(48,116)
Property and office equipment purchases	(3,227)	(8)	—	(3,235)
Proceeds from disposition of property and equipment	1,492	4	—	1,496
Acquisitions, net of cash acquired	(66,519)	—	1,480	(65,039)
Net cash used in investing activities	(116,251)	(123)	1,480	(114,894)
Cash flows from financing activities:
Proceeds under senior secured credit facility	132,250	—	—	132,250
Payments under senior secured credit facility	(185,150)	—	—	(185,150)
Payments of principal under capital lease obligations	(2,175)	(539)	—	(2,714)
Payment of deferred financing costs	(3,500)	—	—	(3,500)
Proceeds from issuance of bonds	178,938	—	—	178,938
Accrued interest received from bondholders	661	—	—	661
Cash paid to non controlling interests	—	(147)	—	(147)
Proceeds from exercise of parent company stock options	40	—	—	40
Change in book overdrafts	1,173	—	—	1,173
Net cash provided by (used in) financing activities	122,237	(686)	—	121,551
Net change in cash and cash equivalents	35,914	353	1,480	37,747

Cash and cash equivalents at the beginning of period	—	1,480	(1,480)	—
Cash and cash equivalents at the end of period	$35,914	$1,833	$—	$37,747

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the accompanying consolidated financial statements and notes.

BUSINESS OVERVIEW

Our Company

Universal Hospital Services, Inc. (“we”, “our”, “us”, the “Company”, or “UHS”) is a leading nationwide provider of medical equipment management and service solutions to the United States health care industry. Our customers include national, regional and local acute and long-term acute care hospitals, alternate site providers (such as long-term acute care hospitals, skilled nursing facilities, specialty hospitals, nursing homes, and home care providers) and medical equipment manufacturers.  We provide our customers solutions across the spectrum of the equipment life cycle as a result of our position as one of the industry’s largest purchasers and outsourcers of medical equipment. During the twelve months ended June 30, 2011, we owned or managed over 580,000 pieces of medical equipment consisting of 390,000 owned or managed pieces in our Medical Equipment Outsourcing segment and 190,000 pieces of customer owned equipment we managed in our Technical and Professional Services segment. Our diverse medical equipment outsourcing customer base includes more than 4,300 acute care hospitals and approximately 4,350 alternate site providers.  We also have relationships with more than 200 medical equipment manufacturers and many of the nation’s largest group purchasing organizations (“GPOs”) and many of the integrated delivery networks (“IDNs”).  All of our solutions leverage our nationwide network of 84 offices and our more than 70 years of experience managing and servicing all aspects of medical equipment.  Our fees are paid directly by our customers rather than by direct reimbursement from third-party payors, such as private insurers, Medicare, or Medicaid.

We commenced operations in 1939, originally incorporated in Minnesota in 1954 and reincorporated in Delaware in 2001.  Historically, we have experienced significant and sustained growth. Our overall growth strategy is to continue to grow both organically, through strategic acquisitions, and potential international growth opportunities.

On April 1, 2011 we expanded our equipment product line by completing our acquisition of Emergent Group Inc. (“Emergent Group”) and its wholly owned subsidiary PRI Medical Technologies, Inc. (PRI Medical).  See Note 4, Acquisitions. PRI Medical makes mobile surgical services available by providing mobile lasers and other surgical equipment on a per procedure basis to hospitals, outpatient surgery centers and physician offices along with technical support and disposable supplies required to utilize the equipment. At the time of the acquisition, PRI Medical had over 900 active accounts in 16 states. Total purchase price of the acquisition was approximately $65.3 million. Emergent Group is included in the Medical Equipment Outsourcing segment.

On May 31, 2011 we acquired certain assets of an equipment rental division of a medical equipment manufacturer for approximately $6.5 million.

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

Medical Equipment Outsourcing Segment - Manage & Utilize

Our flagship business is our Medical Equipment Outsourcing segment, which accounted for $73.8 million, or approximately 81.1% of our revenues, for the quarter ended June 30, 2011 and $140.1 million, or approximately 80.6% of our revenues, for the six months ended June 30, 2011. As of June 30, 2011, we owned or managed over 390,000 pieces in our Medical Equipment Outsourcing segment, primarily in the categories of respiratory therapy, newborn care, critical care, patient monitors, patient handling (which includes fall management, bariatrics, beds, stretchers and wheelchairs), pressure area management (such as therapy surfaces), wound therapy and following our acquisition of Emergent Group, surgical lasers.  Historically, we have purchased and owned directly the equipment used in our Medical Equipment Outsourcing programs.  During 2007, we entered into “revenue sharing” agreements with a select few manufacturers of equipment where the manufacturers retain ownership of the equipment, but UHS takes possession and manages the rental of the equipment to customers. Such arrangements are less capital intensive for us. In January 2010, one of these agreements was modified such that the Company purchased the manufacturer’s equipment it had managed and the revenue share portion of the agreement was terminated.

We have four primary outsourcing programs:

•                  Supplemental and Peak Needs Usage;

•                  Customized Outsourcing Agreements;

•                  Asset360TM Equipment Management Program, (“Asset360 Program”); and

•                  Laser Surgical Services.

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

For the six months ended June 30, 2011, we recognized recalled equipment net gains of approximately $3.9 million of which $3.3 million were non-cash gains. Non-cash gains result from receiving a replacement pump for a recalled pump. The gains are a result of the fair market value of the replacement pump less the net book value of the recalled pump. At June 30, 2011, we owned approximately 8,200 Colleague pumps. We are continuing the process of evaluating the course of action that best meets the infusion technology needs of our customers and our business. As such, we expect to continue to recognize gains and also expect to increase purchases of infusion pumps to replace recalled units as they are accepted by Baxter. While the timing and extent of those gains or capital expenditures are not readily estimable, we expect them to extend through 2011 and mid-2012.

Technical and Professional Services Segment - Plan & Acquire; Maintain & Repair

Our Technical and Professional Services segment accounted for $11.4 million, or approximately 12.5% of our revenues for the quarter ended June 30, 2011 and $22.2 million, or approximately 12.8% of our revenues for the six months ended June 30, 2011. We leverage our over 70 years of experience and our extensive equipment database in repairing and maintaining medical equipment.  We offer a broad range of inspection, preventative maintenance, repair, logistic and consulting services through our team of over 270 technicians and professionals located throughout the United States in our nationwide network of offices and managed over 190,000 units of customer owned equipment during the twelve months ended June 30, 2011. In addition, during the twelve months ended June 30, 2011, we serviced over 390,000 units that we own or directly manage. Our Technical and Professional Service offerings provide a complementary alternative for customers that wish to own their medical equipment, but lack the infrastructure, expertise or scale to perform routine maintenance, repair, record-keeping and lifecycle analysis and planning functions.

Medical Equipment Sales and Remarketing Segment - Redeploy & Remarket

Our Medical Equipment Sales and Remarketing segment accounted for $5.9 million, or approximately 6.4%, of our revenues for the quarter ended June 30, 2011 and $11.5 million, or approximately 6.6% of our revenues for the six months ended June 30, 2011. This segment includes three distinct business activities:

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

RESULTS OF OPERATIONS

The following discussion addresses:

•                  our financial condition as of June 30, 2011 and

•                  the results of operations for the three and six-month periods ended June 30, 2011 and 2010.

On April 1, 2011 we completed our acquisition of Emergent Group Inc. (“Emergent Group”), as described in Note 4, Acquisitions.  The results of operations of Emergent Group have accordingly been included in UHS’s consolidated results of operations since the date of acquisition.  Emergent Group is included in the Medical Equipment Outsourcing segment.

This discussion should be read in conjunction with the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in our 2010 Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

The following table provides information on the percentages of certain items of selected financial data compared to total revenues for the three and six-month periods ended June 30, 2011 and 2010.  The table below also indicates the percentage increase or decrease over the prior comparable period.

	Three Months Ended June 30,			Six Months Ended June 30,
			Percent			Percent
	Percent of Total Revenues		Increase	Percent of Total Revenues		Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)
Revenue
Medical equipment outsourcing	81.1%	79.3%	21.4%	80.6%	80.3%	11.2%
Technical and professional services	12.5	14.5	1.9	12.8	14.0	1.2
Medical equipment sales and remarketing	6.4	6.2	23.4	6.6	5.7	28.3
Total revenues	100.0%	100.0%	18.7	100.0%	100.0%	10.8

Cost of Sales
Cost of medical equipment outsourcing	31.3	29.3	26.8	30.4	28.7	17.4
Cost of technical and professional services	9.0	10.5	2.0	9.3	10.1	1.7
Cost of medical equipment sales and remarketing	5.1	4.8	23.5	5.1	4.5	25.9
Medical equipment depreciation	19.2	22.6	0.8	20.0	22.2	(0.4)
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	64.6	67.2	14.0	64.8	65.5	9.5
Gross margin	35.4	32.8	28.5	35.2	34.5	13.1

Selling, general and administrative	29.8	27.4	29.2	28.5	26.8	17.7
Acquisition and intergration expenses	1.3	—	*	1.1	—	*
Operating income	4.3	5.4	(4.9)	5.6	7.7	(19.3)

Interest expense	14.0	15.4	7.5	14.1	14.9	4.7
Loss before income taxes and non controlling interest	(9.7)	(10.0)	14.2	(8.5)	(7.2)	30.2

Provision (benefit) for income taxes	(8.3)	(3.3)	193.5	(4.2)	(2.5)	87.8
Consolidated net loss	(1.4)%	(6.7)%	(75.2)	(4.3)%	(4.7)%	—

*Not meaningful

Results of Operations for the three months ended June 30, 2011 compared to the three months ended June 30, 2010

Medical Equipment Outsourcing Segment — Manage & Utilize

(in thousands)

	Three Months Ended
	June 30,
	2011	2010	Change	% Change
Total revenue	$73,847	$60,818	$13,029	21.4%
Cost of revenue	28,466	22,452	6,014	26.8
Medical equipment depreciation	17,505	17,358	147	0.8
Gross margin	$27,876	$21,008	$6,868	32.7

Gross margin %	37.7%	34.5%

Gross margin	$27,876	$21,008	$6,868	32.7
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of medical equipment	1,870	3,280	(1,410)	(43.0)
Gross margin, before purchase accounting adjustments	$29,746	$24,288	$5,458	22.5

Gross margin %, before purchase accounting adjustments	40.3%	39.9%

Total revenue in the Medical Equipment Outsourcing segment increased $13.0 million, or 21.4%, to $73.8 million in the second quarter of 2011 as compared to the same period of 2010.  The increase was primarily due to revenues of $8.1 million related to our laser surgical business, which we acquired on April 1, 2011 through the acquisition of Emergent Group, revenue related to recalled equipment of $2.6 million, the net addition of four Asset360TM Equipment Management Programs (“Asset360 Programs”) and increased revenues driven by incremental business from new and existing technology, both owned and managed, partially offset by sluggish patient census and what we believe has been a sustained customer effort to control outsourcing expenses. Our Asset360 Programs increased from 69 programs at June 30, 2010 to 73 programs at June 30, 2011.

Total cost of revenue in the segment increased $6.0 million, or 26.8%, to $28.5 million in the second quarter of 2011 as compared to the same period of 2010.  This increase, in addition to the costs of $4.2 million related to our new laser surgical business, is attributable to higher employee-related expenses, including costs related to our continued build of clinical resources to support growth initiatives in patient handling and wound therapy.

Medical equipment depreciation increased $0.1 million, or 0.8%, to $17.5 million in the second quarter of 2011 as compared to the same period of 2010. The increase in medical equipment depreciation was primarily due to by the additional depreciation related to our laser surgical business and offset by the decrease in purchase accounting adjustments related to the step-up in the carrying value of our medical equipment. Medical equipment depreciation for the quarter ended June 30, 2011 and 2010 included $1.8 million and $3.3 million, respectively, of purchase accounting adjustments related to the step-up in carrying value of our medical equipment.

Gross margin percentage for the Medical Equipment Outsourcing segment increased from 34.5 % in the second quarter of 2010 to 37.7% in the second quarter of 2011. Gross margin percentage, before purchase accounting adjustments, increased from 39.9% in the second quarter of 2010 to 40.3% in the second quarter of 2011. These increases resulted primarily from the inclusion of our laser surgical business.

Technical and Professional Services Segment — Plan & Acquire; Maintain & Repair

(in thousands)

	Three Months Ended
	June 30,
	2011	2010	Change	% Change
Total revenue	$11,361	$11,152	$209	1.9%
Cost of revenue	8,227	8,064	163	2.0
Gross margin	$3,134	$3,088	$46	1.5

Gross margin %	27.6%	27.7%

Gross margin	$3,134	$3,088	$46	1.5
Purchase accounting adjustments, primarily non-cash charges related to favorable lease commitments	3	3	—	0.0
Gross margin, before purchase accounting adjustments	$3,137	$3,091	$46	1.5

Gross margin %, before purchase accounting adjustments	27.6%	27.7%

Total revenue in the Technical and Professional Services segment increased $0.2 million, or 1.9%, to $11.4 million in the second quarter of 2011 as compared to the same period of 2010. The increase was due to increased activity of $0.9 million in our manufacturer services unit offset by a decrease in other service revenue of $0.7 million. The manufacturer service increase was primarily attributable to securing longer term and higher value contracts.

Total cost of revenue in the segment increased $0.2 million, or 2.0%, to $8.2 million in the second quarter of 2011 as compared to the same period of 2010. The increase is attributable to increased expenses to support longer term and higher value contracts associated with our manufacturer services unit of $0.9 million, offset by a decrease in other expenses of $0.7 million.

Gross margin percentage for the Technical and Professional Services segment decreased from 27.7% for the second quarter of 2010 to 27.6% for the same period of 2011. Gross margin percentage will fluctuate based on the variability of third-party vendor expenses in our BioMed360TM Equipment Management Programs (“BioMed360 Programs”) and supplemental service programs.

Medical Equipment Sales and Remarketing Segment — Redeploy & Remarket

(in thousands)

	Three Months Ended
	June 30,
	2011	2010	Change	% Change
Total revenue	$5,876	$4,763	$1,113	23.4%
Cost of revenue	4,600	3,724	876	23.5
Gross margin	$1,276	$1,039	$237	22.8

Gross margin %	21.7%	21.8%

Gross margin	$1,276	$1,039	$237	22.8
Purchase accounting adjustments, primarily non-cash charges related to the step-up in carrying value of our medical equipment	8	81	(73)	(90.1)
Gross margin, before purchase accounting adjustments	$1,284	$1,120	$164	14.6

Gross margin %, before purchase accounting adjustments	21.9%	23.5%

Total revenue in the Medical Equipment Sales and Remarketing segment increased $1.1 million, or 23.4%, to $5.9 million in the second quarter of 2011 as compared to the same period of 2010. The increase was primarily driven by disposable sales of $1.1 million.

Total cost of revenue in the segment increased $0.9 million, or 23.5%, to $4.6 million in the second quarter of 2011 as compared to the same period of 2010. The increase was the result of increases in the cost of disposable and other sales of $0.8 and $0.1 million, respectively.

Gross margin percentage for the Medical Equipment Sales and Remarketing segment decreased from 21.8% in the second quarter of 2010 to 21.7% for the same period of 2011. Gross margin percentage, before purchase accounting adjustments, decreased from 23.5% in the second quarter of 2010 to 21.9% for the same period of 2011.  We expect margins and activity in this segment to fluctuate based on the transactional nature of the business.

Selling, General and Administrative

(in thousands)

	Three Months Ended
	June 30,
	2011	2010	Change	% Change
Selling, general and administrative	$27,111	$20,982	$6,129	29.2%
Acquisition and integration expenses	1,225	—	1,225	*
Interest expense	12,745	11,855	890	7.5

*Not meaningful

Selling, general and administrative expense increased $6.1 million, or 29.2%, to $27.1 million for the second quarter of 2011 as compared to the same period of 2010.  The increase was due to a one-time charge of $1.1 million related to notice of termination of the lease for our corporate offices, and increases in employee-related expenses, stock-based compensation, amortization expense, board related expenses, bad debt expense and other expenses of $2.8, $0.7, $0.6, $0.3, $0.1, and $0.5 million, respectively. Acquisition and integration expenses were $1.2 million for the three months ended June 30, 2011. These charges were related to our acquisition of Emergent Group on April 1, 2011. Selling, general and administrative expense as a percentage of total revenue was 29.8% and 27.4% for each of the quarters ended June 30, 2011 and 2010, respectively.

Interest Expense

Interest expense increased $0.9 million to $12.8 million for the second quarter of 2011 as compared to the same period of 2010. This increase is the result of higher levels of borrowing under our senior secured credit facility, which we utilized to fund our acquisition of Emergent Group, coupled with the issuance and related interest expenses associated with our issuance of $175.0 million aggregate principal amount of our 8.50% / 9.25% Second Lien Senior Secured PIK Toggle Notes due 2015 (“PIK Toggle Notes”) in the second quarter. See Note 9 Long-Term Debt.

Income Taxes

Income taxes were a benefit of $7.5 and $2.6 million for the three months ended June 30, 2011 and 2010, respectively. The change of $4.9 million was primarily attributable to the April 1, 2011 Emergent Group acquisition, which resulted in larger deferred tax liabilities than deferred tax assets due primarily to opening balance sheet deferred tax liabilities recorded for intangibles and fixed assets.  This discrete event had the one-time effect of reducing the Company’s valuation allowance by $8.3 million during the 2011 second quarter, though this amount was partially offset by approximately $3.7 million of additional valuation allowance recorded during the second quarter.

Net Loss

Net loss decreased $3.7 million to $1.4 million in the second quarter of 2011 as compared to the same period of 2010. The change in the net loss resulted from higher gross margin dollars and income tax benefit recorded during the 2011 period, partially offset by higher selling, general and administrative expenses, acquisition and integration expenses from the Emergent Group acquisition, and higher levels of interest expense.

Results of Operations for the six months ended June 30, 2011 compared to the six months ended June 30, 2010

Medical Equipment Outsourcing Segment — Manage & Utilize

(in thousands)

	Six Months Ended
	June 30,
	2011	2010	Change	% Change
Total revenue	$140,086	$125,992	$14,094	11.2%
Cost of revenue	52,900	45,069	7,831	17.4
Medical equipment depreciation	34,673	34,815	(142)	(0.4)
Gross margin	$52,513	$46,108	$6,405	13.9

Gross margin %	37.5%	36.6%

Gross margin	$52,513	$46,108	$6,405	13.9
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of medical equipment	4,594	6,738	(2,144)	(31.8)
Gross margin, before purchase accounting adjustments	$57,107	$52,846	$4,261	8.1

Gross margin %, before purchase accounting adjustments	40.8%	41.9%

Total revenue in the Medical Equipment Outsourcing segment increased $14.1 million, or 11.2%, to $140.1 million in the first six months of 2011 as compared to the same period of 2010.  The increase was primarily due to revenues of $8.1 million related to our laser surgical business, which we acquired on April 1, 2011 through our acquisition of Emergent Group, through the net addition of four Asset360 Programs, revenue related to recalled equipment of $3.9 million, and increased revenues driven by incremental business from new and existing technology, both owned and managed, partially offset by sluggish patient census and what we believe has been a sustained customer effort to control outsourcing expenses. Our Asset360 Programs increased from 69 programs at June 30, 2010 to 73 programs at June 30, 2011.

Total cost of revenue in the segment increased $7.8 million, or 17.4%, to $52.9 million in the first six months of 2011 as compared to the same period of 2010. In addition to costs of $4.2 million related to our new laser surgical business, the increase is attributable to higher employee-related expenses, including costs related to our continued build of clinical resources to support growth initiatives in patient handling and wound therapy.

Medical equipment depreciation decreased $0.1 million, or 0.4%, to $34.7 million in the first six months of 2011 as compared to the same period of 2010. The decrease in medical equipment depreciation was primarily due to the decrease in purchase accounting adjustments related to the step-up in the carrying value of our medical equipment. Medical equipment depreciation for the quarter ended June 30, 2011 and 2010 included $4.5 million and $6.4 million, respectively, of purchase accounting adjustments related to the step-up in carrying value of our medical equipment.

Gross margin percentage for the Medical Equipment Outsourcing segment increased from 36.6 % in the first six months of 2011 to 37.5% in the first six months of 2011 related to our laser surgical business. Gross margin percentage, before purchase accounting adjustments, decreased from 41.9% in the first six months of 2010 to 40.8% in the first six months of 2011. These decreases resulted primarily from an overall decline in patient census and what we believe to be a sustained customer effort to control outsourcing expenses coupled with our continued efforts to build clinical resources which support patient handling and wound therapy growth initiatives.

Technical and Professional Services Segment — Plan & Acquire; Maintain & Repair

(in thousands)

	Six Months Ended
	June 30,
	2011	2010	Change	% Change
Total revenue	$22,231	$21,965	$266	1.2%
Cost of revenue	16,110	15,848	262	1.7
Gross margin	$6,121	$6,117	$4	0.1

Gross margin %	27.5%	27.8%

Gross margin	$6,121	$6,117	$4	0.1
Purchase accounting adjustments, primarily non-cash charges related to favorable lease commitments	4	6	(2)	(33.3)
Gross margin, before purchase accounting adjustments	$6,125	$6,123	$2	0.0

Gross margin %, before purchase accounting adjustments	27.6%	27.9%

Total revenue in the Technical and Professional Services segment increased $0.3 million, or 1.2%, to $22.2 million in the first six months of 2011 as compared to the same period of 2010. The increase was driven by increased activity of $1.6 million in our manufacturer services unit offset by a decrease in other service revenue of $1.3 million. The manufacturer service increase was primarily attributable to securing longer term and higher value contracts.

Total cost of revenue in the segment increased $0.3 million, or 1.7%, to $16.1 million in the first six months of 2011 as compared to the same period of 2010. The increase is attributable to increased expenses to support longer term and higher value contracts associated with our manufacturer services unit of $1.6 million, offset by a decrease in other expenses of $1.3 million.

Gross margin percentage for the Technical and Professional Services segment decreased from 27.8% for the first six months of 2010 to 27.5% for the same period of 2011. Gross margin percentage will fluctuate based on the variability of third-party vendor expenses in our BioMed360 Programs, and supplemental service programs.

Medical Equipment Sales and Remarketing Segment — Redeploy & Remarket

(in thousands)

	Six Months Ended June 30,
	2011	2010	Change	% Change
Total revenue	$11,482	$8,950	$2,532	28.3%
Cost of revenue	8,900	7,071	1,829	25.9
Gross margin	$2,582	$1,879	$703	37.4

Gross margin %	22.5%	21.0%

Gross margin	$2,582	$1,879	$703	37.4
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of our medical equipment	30	158	(128)	(81.2)
Gross margin, before purchase accounting adjustments	$2,612	$2,037	$575	28.2

Gross margin %, before purchase accounting adjustments	22.7%	22.8%

Total revenue in the Medical Equipment Sales and Remarketing segment increased $2.5 million, or 28.3%, to $11.5 million in the first six months of 2011 as compared to the same period of 2010.  The increase was primarily driven by disposable and new equipment sales of $2.1 and $0.9 million, respectively, partially offset by decreases in pre-owned and other sales of $0.3 and $0.2 million, respectively.

Total cost of revenue in the segment increased $1.8 million, or 25.9%, to $8.9 million in the first six months of 2011 as compared to the same period of 2010. The cost of revenue was impacted by an increase in the cost of disposable and new equipment sales of $1.6 and $0.6 million, respectively, offset by decreases in the cost of pre-owned sales of $0.4 million.

Gross margin percentage for the Medical Equipment Sales and Remarketing segment increased from 21.0% in the first six months of 2010 to 22.5% for the same period of 2011. Gross margin percentage, before purchase accounting adjustments, decreased from 22.8% in the first six months of 2010 to 22.7% for the same period of 2011.  We expect margins and activity in this segment to fluctuate based on the transactional nature of the business.

Selling, General and Administrative

(in thousands)

	Six Months Ended
	June 30,
	2011	2010	$ Change	% Change
Selling, general and administrative	$49,491	$42,052	$7,439	17.7%
Acquisition and integration expenses	1,999	—	1,999	*
Interest expense	24,450	23,362	1,088	4.7

* Not meaningful

Selling, general and administrative expense increased $7.4 million, or 17.7%, to $49.5 million for the first six months of 2011 as compared to the same period of 2010.  This increase was due to a one-time charge of $1.1 million related to notice of termination of the lease for our corporate offices and increases in employee-related expenses, stock-based compensation, bad debt expense, board related and other expenses of $2.9, $1.5, $0.3, $0.3, and $1.3 million, respectively. Acquisition and integration expenses were $2.0 million for the six months ended June 30, 2011. These charges were related to our laser surgical business, which we acquired on April 1, 2011 through the acquisition of Emergent Group. Selling, general and administrative expense as a percentage of total revenue was 28.5% and 26.8% for each of the six month periods ended June 30, 2011 and 2010, respectively.

Interest Expense

Interest expense increased $1.1 million to $24.5 million for the first six months of 2011 as compared to the same period of 2010. This increase is the result of higher levels of borrowing under our senior secured credit facility, which we utilized to fund our acquisition of Emergent Group, coupled with the issuance and related interest expenses associated with our issuance of $175.0 million aggregate principal amount of our PIK Toggle Notes in the second quarter. See Note 9 Long-Term Debt.

Income Taxes

Income taxes were a benefit of $7.3 and $3.9 million for the six months ended June 30, 2011 and 2010, respectively. The change of $3.4 million was primarily attributable to the April 1, 2011 Emergent Group acquisition, which resulted in larger deferred tax liabilities than deferred tax assets due primarily to opening balance sheet deferred tax liabilities recorded for intangibles and fixed assets.  This discrete event had the one-time effect of reducing the Company’s valuation allowance by $8.3 million during the 2011 second quarter, though this amount was partially offset by approximately $5.8 million of additional valuation allowance recorded during the six months ended June 30, 2011.

Net Loss

Net loss increased by $0.1 million to $7.6 million for the six months ended June 30, 2011 and as compared to the same period of 2010.  The change in the net loss resulted from higher gross margin dollars and income tax benefit recorded during the 2011 period, offset by higher selling, general and administrative expenses, acquisition and integration expenses from the Emergent Group acquisition, and higher levels of interest expense.

EBITDA

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was $56.4 and $58.0 million for the six months ended June 30, 2011 and 2010, respectively.  EBITDA for the six months ended June 30, 2011, was impacted by increased employee-related expenses, including costs related to our continued build of clinical resources to support growth initiatives in patient handling and wound therapy, and outside service fees related to mergers and acquisitions activity.

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

	Six Months Ended
	June 30,
(in thousands)	2011	2010
Net cash provided by operating activities	$31,090	$42,218
Changes in operating assets and liabilities	1,053	(5,187)
Other non-cash expenses (income)	7,157	1,537
Provision (benefit) for income taxes	(7,307)	(3,890)
Interest expense	24,450	23,362
EBITDA	$56,443	$58,040

	Six Months Ended
	June 30,
(in thousands)	2011	2010
EBITDA	$56,443	$58,040

Other Financial Data:
Net cash provided by operating activities	$31,091	$42,218
Net cash used in investing activities	(114,894)	(48,653)
Net cash provided by financing activities	121,551	6,435

Other Operating Data (as of end of period):
Medical equipment (approximate number of owned outsourcing units)	244,000	217,000
District offices	84	84
Number of outsourcing hospital customers	4,300	4,250
Number of total outsourcing customers	8,650	8,550

SEASONALITY

Quarterly operating results are typically affected by seasonal factors.  Historically, our first and fourth quarters are the strongest, reflecting increased customer utilization during the fall and winter months.

LIQUIDITY AND CAPITAL RESOURCES

PIK Toggle Notes. Our 8.50% / 9.25% Second Lien Senior Secured PIK Toggle Notes due 2015 (the “PIK Toggle Notes”) consist of $230.0 million aggregate principal amount of PIK Toggle Notes issued on May 31, 2007 (the “Existing Notes”), and $175.0 million aggregate principal amount of PIK Toggle Notes issued on June 17, 2011 (the “Additional Notes”) for a total aggregate outstanding principal amount of $405.0 million.  All of the PIK Toggle Notes were issued under a Second Lien Senior Indenture dated as of May 31, 2007 (the “Second Lien Senior Indenture”).

The Additional Notes were issued at a premium of 102.250% for an aggregate total of $178.9 million in proceeds and are subject to the same terms as the Existing Notes under the Second Lien Senior Indenture. The premium is being amortized over the remaining life of the Additional Notes using the effective interest rate of 7.824%.  The proceeds of the issuance of the Additional Notes were used to (i) repay the revolving borrowings under our senior secured credit facility, (ii) pay fees and expenses relating to the offering of the Additional Notes and (iii) pay a dividend as declared by the Company and Parent’s Board of Directors on June 8, 2011 (see Note 8, Divided Declared).  In connection with the issuance of the Additional Notes, the Company entered into a registration rights agreement with the initial purchasers of the Additional Notes.

Our principal sources of liquidity are expected to be cash and cash equivalents, cash flows from operating activities, and borrowings under our senior secured credit facility, which provides for loans in an amount of up to $195.0 million, subject to our borrowing base. See Note 9, Long-Term Debt for details related to our senior secured credit facility. It is anticipated that our principal uses of liquidity will be to fund capital expenditures related to purchases of medical equipment, provide working capital, meet debt service requirements and finance our strategic plans.

We require substantial cash to operate our Medical Equipment Outsourcing programs and service our debt.  Our outsourcing programs require us to invest a significant amount of cash in medical equipment purchases.  To the extent that such expenditures cannot be funded from cash and cash equivalents, our operating cash flow, borrowing under our senior secured credit facility or other financing sources, we may not be able to conduct our business or grow as currently planned. We anticipate additional capital investment of approximately $20.0 million during the remaining six months of 2011.

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

Net cash provided by operating activities was $31.1 and $42.2 million for the six months ended June 30, 2011 and 2010, respectively. Net cash provided by operating activities during the six months ended June 30, 2011 was primarily impacted by changes in deferred income taxes and operating assets and liabilities as a result of our acquisition of Emergent Group on April 1, 2011.

Net cash used in investing activities was $114.9 and $48.7 million for the six months ended June 30, 2011 and 2010, respectively.  The change in net cash used in investing activities was primarily the result of our April 1, 2011 acquisition of Emergent Group ($60.0 million) and our May 31, 2011 acquisition of the rental division of a medical equipment manufacturer ($6.5 million).

Net cash provided by financing activities was $121.5 and $6.4 million for the six months ended June 30, 2011 and 2010, respectively.  During the six months ended June 30, 2011, the increase in net cash provided by financing activities was primarily impacted by our issuance of the Additional Notes on June 17, 2011 at a premium of $3.9 million. Proceeds from the Additional Notes were used primarily to repay existing borrowings under our senior secured credit facility and to subsequently fund, on July 1, 2011, the dividend declared on June 8, 2011 by the Company and Parent’s Board of Directors.

Our cash balances were $37.7 million as of June 30, 2011 compared to zero as of June 30, 2010. June 30, 2011 cash and cash equivalents balances result from the issuance of $175.0 million in Additional Notes which were used to pay the dividend declared by the Company and Parent’s Board of Directors and was paid on July 1, 2011.

Based on the level of operating performance expected in 2011, we believe our cash and cash equivalents, cash from operations, and additional borrowings under our senior secured credit facility, will meet our liquidity needs for the foreseeable future, exclusive of any borrowings that we may make to finance potential acquisitions.  However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could be adversely affected.  As of June 30, 2011, we had $181.8 million of availability under the senior secured credit facility based on a borrowing base of $186.3 million, after giving effect to $4.5 million used for letters of credit.

Our levels of borrowing are further restricted by the financial covenants set forth in our senior secured credit facility agreement and the second lien senior indenture governing our PIK Toggle Notes and Floating Rate Notes, as described in Note 9, Long-Term Debt.  As of June 30, 2011, the Company was in compliance with all covenants under the senior secured credit facility and the second lien senior indenture.

RECENT ACCOUNTING PRONOUNCEMENT

Standard Adopted

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements — A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. We prospectively adopted this standard in January 2011. The adoption did not have a material impact on our consolidated financial statements.

Standard Not Yet Adopted

In June 2011, the FASB issued an amendment to the authoritative guidance on comprehensive income.  The amendment eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity or include the components in the notes to the consolidated financial statements, and instead requires the presentation of comprehensive income in either a continuous statement of comprehensive income or a separate but consecutive statement.  The amendment will be effective for our quarter ending March 31, 2012.  The adoption of this amendment is not expected to have a material effect on our consolidated financial statements, but will require a change to present comprehensive income (loss) on the face of our consolidated financial statements.

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

•                  our ability to successfully acquire and integrate new businesses, including Emergent Group

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

Interest Rates

We use both fixed and variable rate debt as sources of financing.  At June 30, 2011, we had approximately $655.7 million of total debt outstanding.  After taking into account the effect of our interest rate swap agreement, we did not have any debt accruing interest at variable rates at June 30, 2011.

In June 2007, we entered into an interest rate swap agreement for $230.0 million, which has the effect of converting the interest rate applicable to our $230.0 million of Floating Rate Notes to a fixed interest rate.  The effective date for the interest rate swap agreement was December 2007; the expiration date is May 2012.

The interest rate swap agreement qualifies for cash flow hedge accounting under Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. Both at inception and on an on-going basis, we must perform an effectiveness test.  In accordance with ASC Topic 815, the fair value of the interest rate swap agreement at June 30, 2011 is included as a cash flow hedge on our balance sheet.  The change in fair value was recorded as a component of accumulated other comprehensive loss, net of tax, on our balance sheet since the instrument was determined to be an effective hedge at June 30, 2011.  We have not recorded any amounts due to ineffectiveness for any periods presented. We expect to reclassify approximately $7.1 million into earnings, net of tax, currently recorded in accumulated other comprehensive loss, in the next 12 months. As a result of our interest rate swap agreement, we expect the effective interest rate on our $230.0 million Floating Rate Notes to be 9.065% through May 2012.

Fuel Costs

We are also exposed to market risks related to changes in the price of gasoline used to fuel our fleet of delivery and sales vehicles.  A hypothetical 10% increase in the second quarter of 2011 average price of unleaded gasoline, assuming gasoline usage levels for the quarter ended June 30, 2011, would lead to an annual increase in fuel costs of approximately $0.5 million.

Other Market Risk

Our pension obligations are also affected by market risk as discussed in Item 7A of Part II of our 2010 Annual Report on Form 10-K.  Continued distress in the financial markets may impact the fair value of debt and equity securities in our pension trust.

As of June 30, 2011, we have no other material exposure to market risk.

Item 4.  Controls and Procedures

                                                (a)                                  Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

                                                (b)                                 Changes in internal control over financial reporting

There were no changes that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect the company’s internal control over financial reporting.

In making its assessment of changes in internal control over financial reporting as of June 30, 2011, management has excluded those companies acquired in purchase business combinations during the twelve months ended June 30, 2011. The Company is currently assessing the control environments of these acquisitions.

The results reported in this quarterly report include those of Emergent Group Inc. acquired in April 2011.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

On October 19, 2009, Freedom Medical, Inc. filed a lawsuit against the Company and others in U.S. District Court for the Eastern District of Texas. The federal complaint alleges violation of state and federal antitrust laws, tortuous interference with business relationships, business disparagement and common law conspiracy in connection with the biomedical equipment rental market. Freedom Medical, Inc. is seeking unspecified damages and injunctive relief. We believe these claims are without merit and will vigorously defend against them. Because of the preliminary nature of this proceeding, the difficulty in ascertaining the applicable facts, and the difficulty of predicting the settlement value of the proceeding, we are not able to estimate an amount or range of any reasonably possible loss and the effect it may have on our business, financial condition or results of operations.

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

 On March 22, 2011, the Court ordered the consolidation of the lawsuits for all purposes, and renamed the consolidated lawsuits “In re Emergent Group Inc. Shareholder Litigation”.  On March 24, 2011, a memorandum of understanding regarding settlement of the consolidated lawsuits (the “MOU”) was agreed to by the Plaintiffs and the Defendants.  Following entry of the MOU the parties entered into a definitive Settlement Agreement, subject to Court approval, that provided in exchange for the Emergent Group’s amendment of its Schedule 14D-9 to include certain supplemental disclosures Plaintiffs will seek an order dismissing all actions alleging claims relating to the Merger and providing a full and final release in favor of the Defendants and their related parties from any claims that arose pursuant to or are related to the Offer or the Merger.  The Defendants have agreed that Emergent Group or its successor or their respective insurers will pay the Plaintiffs’ attorneys’ fees and expenses as are awarded by the Court not to exceed $225,000.  The Court asked for additional information from the parties during the first preliminary approval hearing and declined to preliminarily approve the settlement.  The second motion to obtain preliminary approval of the Settlement Agreement was filed on July 15, 2011 and is currently pending before the Court.

In addition to the foregoing, the Company, from time to time, may become involved in litigation arising out of operations in the normal course of business, including the matters discussed in Item 3 of Part I of the 2010 Annual Report on Form 10-K. As of June 30, 2011, we were not a party to any other pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results, financial position or cash flows. See the additional information in Item 1 of Part I, Note 11, Commitments and Contingencies.

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

4.1

Second Supplemental Indenture, dated June 9, 2011 among Universal Hospital Services, Inc., Emergent Group Inc., PRI Medical Technologies, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Universal Hospital Services, Inc.’s Form 8-K filed June 14, 2011).

4.2

Registration Rights Agreement, dated June 17, 2011, by and among Universal Hospital Services, Inc., Barclays Capital Inc. and RBC Capital Markets, LLC and the guarantors party thereto (incorporated by reference to Exhibit 4.1 to Universal Hospital Services, Inc.’s Form 8-K filed June 17, 2011).

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Extension Labels Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2011

Universal Hospital Services, Inc.

By	/s/ Gary D. Blackford
Gary D. Blackford,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

By	/s/ Rex T. Clevenger
Rex T. Clevenger,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)