Form 10-Q
period 2011-09-30
UNIVERSAL HOSPITAL SERVICES INC
filed 2011-11-09
CIK 886171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

Number of shares of common stock outstanding as of November 1, 2011:  1,000

Universal Hospital Services, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements — Unaudited

Universal Hospital Services, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share information)

(unaudited)

	September 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$13,059	$—
Accounts receivable, less allowance for doubtful accounts of $1,922 at September 30, 2011 and $2,000 at December 31, 2010	68,214	59,962
Inventories	6,151	4,761
Deferred income taxes	12,980	10,715
Other current assets	5,433	3,342
Total current assets	105,837	78,780

Property and equipment, net:
Medical equipment, net	233,785	206,842
Property and office equipment, net	23,278	20,762
Total property and equipment, net	257,063	227,604

Other long-term assets:
Goodwill	323,989	280,211
Other intangibles, net	247,565	234,915
Other, primarily deferred financing costs, net	13,902	11,518
Total assets	$948,356	$833,028

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,168	$3,764
Interest rate swap	7,774	—
Book overdrafts	4,321	3,566
Accounts payable	31,103	26,943
Accrued compensation	12,708	11,648
Accrued interest	18,706	3,601
Dividend payable	771	—
Other accrued expenses	10,829	9,472
Total current liabilities	91,380	58,994

Long-term debt, less current portion	649,295	521,281
Interest rate swap	—	16,347
Pension and other long-term liabilities	8,525	6,302
Payable to Parent	18,037	13,702
Deferred income taxes	76,534	69,663

Commitments and contingencies (Note 10)

Shareholders’ equity
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Additional paid-in capital	214,294	248,794
Accumulated deficit	(100,576)	(87,276)
Accumulated other comprehensive loss	(9,525)	(14,779)
Total Universal Hospital Services, Inc. equity	104,193	146,739
Non controlling interest	392	—
Total shareholders’ equity	104,585	146,739
Total liabilities and shareholders’ equity	$948,356	$833,028

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue
Medical equipment outsourcing	$74,787	$59,393	$214,873	$185,385
Technical and professional services	13,852	11,512	36,083	33,477
Medical equipment sales and remarketing	6,490	4,900	17,972	13,850
Total revenues	95,129	75,805	268,928	232,712

Cost of Sales
Cost of medical equipment outsourcing	29,599	22,998	82,499	68,067
Cost of technical and professional services	10,540	8,155	26,650	24,003
Cost of medical equipment sales and remarketing	5,215	3,725	14,115	10,796
Medical equipment depreciation	17,006	17,229	51,678	52,044
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	62,360	52,107	174,942	154,910
Gross margin	32,769	23,698	93,986	77,802

Selling, general and administrative	22,756	23,139	72,247	65,192
Acquisition and integration expenses	622	—	2,621	—
Operating income	9,391	559	19,118	12,610

Interest expense	15,122	11,651	39,572	35,013
Loss before income taxes and non controlling interest	(5,731)	(11,092)	(20,454)	(22,403)

Provision (benefit) for income taxes	(145)	1,688	(7,451)	(2,202)
Consolidated net loss	$(5,586)	$(12,780)	$(13,003)	$(20,201)
Net income attributable to non controlling interest	159	—	297	—
Net loss attributable to Universal Hospital Services, Inc.	$(5,745)	$(12,780)	$(13,300)	$(20,201)

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Consolidated net loss	$(13,003)	$(20,201)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	58,351	58,400
Amortization of intangibles, deferred financing costs and bond premium	13,339	12,260
Provision for doubtful accounts	593	(7)
Provision for inventory obsolescence	99	37
Non-cash stock-based compensation expense	3,294	5,094
Non-cash gain on trade-in of recalled equipment	(8,360)	—
Gain on sales and disposals of equipment	(1,297)	(715)
Deferred income taxes	(7,758)	(2,452)
Changes in operating assets and liabilities:
Accounts receivable	(4,328)	4,586
Inventories	(267)	690
Other operating assets	(759)	(656)
Accounts payable	813	(1,550)
Other operating liabilities	15,350	13,189
Net cash provided by operating activities	56,067	68,675
Cash flows from investing activities:
Medical equipment purchases	(60,563)	(56,575)
Property and office equipment purchases	(5,861)	(3,800)
Proceeds from disposition of property and equipment	2,599	2,134
Acquisitions, net of cash acquired	(65,039)	—
Net cash used in investing activities	(128,864)	(58,241)
Cash flows from financing activities:
Proceeds under senior secured credit facility	132,250	109,929
Payments under senior secured credit facility	(185,150)	(102,179)
Payments of principal under capital lease obligations	(4,286)	(4,001)
Payment of deferred financing costs	(4,340)	(1,746)
Proceeds from issuance of bonds	178,938	—
Accrued interest received from bondholders	661	—
Cash paid to non controlling interests	(291)	—
Contributions from new members to limited liability companies	7	—
Proceeds from exercise of parent company stock options	41	—
Repayment of 10.125% senior notes	—	(9,945)
Dividend Payments	(32,729)	—
Change in book overdrafts	755	(2,492)
Net cash provided by financing activities	85,856	(10,434)
Net change in cash and cash equivalents	13,059	—

Cash and cash equivalents at the beginning of period	—	—
Cash and cash equivalents at the end of period	$13,059	$—

Supplemental cash flow information:
Interest paid	$22,711	$22,992
Income taxes paid	$361	$156
Non-cash activities:
Medical equipment purchases included in accounts payable (at end of period)	$13,113	$5,819
Dividend declared to Parent	$1,771	$—
Capital lease additions	$3,191	$6,195

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

The interim consolidated financial statements presented herein as of September 30, 2011, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  These adjustments are all of a normal, recurring nature.  The results of operations for any interim period are not necessarily indicative of results for the full year.

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

A description of our significant accounting policies is included in our 2010 Annual Report on Form 10-K. With the exception of ‘Principles of Consolidation’ listed below, there have been no material changes to these policies for the quarter ended September 30, 2011.

Principles of Consolidation

The consolidated financial statements include the accounts of UHS and of Emergent Group Inc. and its wholly owned subsidiaries (“Emergent Group”) since its acquisition on April 1, 2011. In addition, in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), we have accounted for our equity investments in entities in which we are the primary beneficiary under the full consolidation method. All significant intercompany transactions and balances have been eliminated through consolidation. As the primary beneficiary, we consolidate the limited liability companies (“LLCs”) referred to in Note 12, Limited Liability Companies, as we effectively receive the majority of the benefits from such entities and we provide equipment lease guarantees for such entities.

2.                                      Comprehensive Loss

Comprehensive loss is comprised of consolidated net loss and other comprehensive income attributable to UHS. Other comprehensive loss includes unrealized gains from derivatives designated as cash flow hedges. Accumulated other comprehensive loss is displayed separately on the balance sheets.  A reconciliation of net loss to comprehensive loss is provided below:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2011	2010	2011	2010
Net loss attributable to UHS	$(5,745)	$(12,780)	$(13,300)	$(20,201)
Unrealized gain on cash flow hedge, net of tax	1,970	497	5,254	1,263
Comprehensive loss	$(3,775)	$(12,283)	$(8,046)	$(18,938)

3.             Recent Accounting Pronouncements

Standard Adopted

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements — A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available. We prospectively adopted this standard in January 2011. The adoption did not have a material impact on our consolidated financial statements.

Standards Not Yet Adopted

In September 2011, the FASB issued an amendment to the authoritative guidance on goodwill impairment testing. The objective of this amendment is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendment permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles — Goodwill and Other. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendment will be effective for our quarter ending March 31, 2012. The adoption of this amendment is not expected to have a material effect on our consolidated financial statements.

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

The Company expensed $0.6 million and $2.6 million of Emergent Group acquisition-related costs for the three and nine-month periods ended September 30, 2011, respectively. These costs are included in the line item entitled “acquisition and integration expenses” in the accompanying consolidated statements of operations and are comprised of the following items:

(in thousands)	Acquisition and integration expenses
	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
Investment banking fees	$—	$825
Legal, accounting and other costs	622	1,796
Total	$622	$2,621

The amounts of revenue and net income of Emergent Group included in the Company’s consolidated statements of operations from the Acquisition Date to September 30, 2011 are as follows (in thousands):

Revenue and income included in the Consolidated Statements of Operations from April 1, 2011 to September 30, 2011
Revenue	$16,461
Net income attributable to Emergent Group	$603

The following supplemental pro forma information presents the financial results as if the acquisition of Emergent Group had occurred on January 1, 2011 and January 1, 2010 for the nine months ended September 30, 2011 and the three and nine months ended September 30, 2010, respectively. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2011 or January 1, 2010, nor are they indicative of any future results.

Nine Months Ended
(in thousands)	September 30, 2011
Pro forma consolidated results
Revenue	$276,757
Net loss attributable to Universal Hospital Services, Inc.	(14,986)

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2010	September 30, 2010
Pro forma consolidated results
Revenue	$83,400	$254,927
Net loss attributable to Universal Hospital Services, Inc.	(13,215)	(21,354)

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

The following table summarizes the impact of our second quarter acquisitions related to goodwill at September 30, 2011:

(in thousands)	Goodwill

Balance at December 31, 2010	$280,211
Acquisition of Emergent Group Inc.	40,848
Other acquisition	2,930
Balance at September 30, 2011	$323,989

There is no aggregate goodwill impairment for any of the periods presented in our financial statements.

5.                                      Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, in accordance with Accounting Standards Codification (“ASC”) Topic 820, are summarized in the following table by type of inputs applicable to the fair value measurements:

	Fair Value at September 30, 2011				Fair Value at December 31, 2010
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest Rate Swap	$—	$7,774	$—	$7,774	$—	$16,347	$—	$16,347

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

Fair Value of Other Financial Instruments

The Company considers the carrying amount of financial instruments, including accounts receivable, accounts payable and accrued liabilities, as the approximate fair value due to their short maturities. The fair value of our outstanding PIK Toggle Notes and Floating Rate Notes as of September 30, 2011 and December 31, 2010, based on the quoted market price for the same or similar issues of debt, is approximately:

	September 30,	December 31,
(in millions)	2011	2010

PIK Toggle Notes	$400.4	$240.9
Floating Rate Notes	200.1	210.9

6.                                      Shareholders’ Equity

The following tables represent changes in shareholders’ equity that are attributable to our shareholders and non controlling interests for the nine month periods ending September 30, 2011 and 2010.

			Accumulated
	Additional		Other
	Paid-in	Accumulated	Comprehensive	Non controlling	Total
(in thousands)	Capital	Deficit	Loss	Interests	Equity

Balance at December 31, 2010	$248,794	$(87,276)	$(14,779)	$—	$146,739
Consolidation of Emgergent Group non controlling interests	—	—	—	379	379
Net income (loss)	—	(13,300)	—	297	(13,003)
Dividend declared	(34,500)	—	—	—	(34,500)
Unrealized gain on cash flow hedge, net of tax	—	—	5,254	—	5,254
Cash distributions to non controlling interests	—	—	—	(291)	(291)
Contributions from new members to non controlling interests	—	—	—	7	7
Balance at September 30, 2011	$214,294	$(100,576)	$(9,525)	$392	$104,585

			Accumulated
	Additional		Other
	Paid-in	Accumulated	Comprehensive	Non controlling	Total
(in thousands)	Capital	Deficit	Loss	Interests	Equity

Balances at December 31, 2009	$248,794	$(58,165)	$(16,638)	$—	$173,991
Net loss	—	(20,201)	—	—	$(20,201)
Unrealized gain on cash flow hedge, net of tax	—	—	1,263	—	$1,263
Balance at September 30, 2010	$248,794	$(78,366)	$(15,375)	$—	$155,053

7.                                      Stock-Based Compensation

During the nine months ended September 30, 2011, activity under the 2007 Stock Option Plan (the “2007 Stock Option Plan”), of UHS Holdco, Inc., our parent company (“Parent”), was as follows:

(in thousands except exercise price)	Number of Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at December 31, 2010	39,523	$1.06	$37,315	6.8
Granted	—
Exercised	(41)	$1.00	$34
Forfeited or expired	(676)	$1.07

Outstanding at September 30, 2011	38,806	$1.06	$25,412	6.0

Exercisable at September 30, 2011	23,964	$1.01	$16,651	5.8

Remaining authorized options available for issue	5,099

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

We determine the fair value of stock options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on a straight-line basis over the options’ expected vesting periods. There were no stock options granted during the nine months ended September 30, 2011.

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

At September 30, 2011, unearned non-cash stock-based compensation that we expect to recognize as expense over a weighted average period of 1.9 years, totals approximately $6.9 million, net of our estimated forfeiture rate of 2.0%. The expense could be accelerated upon the sale of Parent or the Company.

8.                                      Dividend Declared

On June 8, 2011 the Company and Parent’s Boards of Directors declared a dividend of $0.12 per share to the Parent’s shareholders of record on June 10, 2011 and a $0.12 per share distribution to be paid to the holders of vested options on the Parent’s stock as of June 10, 2011, subject to the consummation of the note offering which occurred on June 17, 2011 (see Note 9, Long-term Debt), and payable on July 1, 2011.

Also on June 8, 2011, the Boards of Directors declared a distribution of $0.12 per option to holders of outstanding options on the Parent’s stock on June 10, 2011 that are scheduled to vest on December 31, 2011, 2012, 2013, 2014, and 2015.

Our consolidated balance sheet as of September 30, 2011 reflects the decrease in shareholders’ equity for dividends paid to Parent shareholders and vested option holders on July 1, 2011, as well as estimated amounts to be paid to holders of options expected to vest on December 31, 2011 though 2015 based on the an estimated option forfeiture rate of 2% annually.  It also reflects the related current dividend payable and long-term dividend payable included in Payable to Parent.

9.                                      Long-Term Debt

Long-term debt consists of the following:

	September 30,	December 31,
(in thousands)	2011	2010
PIK toggle notes	$405,000	$230,000
Floating rate notes	230,000	230,000
Unamortized bond premium	3,651	—
Senior secured credit facility	—	52,900
Capital lease obligations	15,812	12,145
	654,463	525,045
Less: Current portion of long-term debt	(5,168)	(3,764)
Total long-term debt	$649,295	$521,281

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

The Additional Notes were issued in a private placement, at a premium of 102.250% for an aggregate total of $178.9 million in proceeds and are subject to the same terms as the Existing Notes under the Second Lien Senior Indenture. The premium is being amortized over the remaining life of the Additional Notes using the effective interest rate of 7.824%.  The proceeds of the issuance of the Additional Notes were used to (i) repay the revolving borrowings under our Senior Secured Credit Facility, (ii) pay fees and expenses relating to the offering of the Additional Notes and (iii) pay a dividend as declared by the Company and Parent’s Board of Directors on June 8, 2011 (see Note 8, Divided Declared).  In connection with the issuance of the Additional Notes, the Company entered into a registration rights agreement with the initial purchasers of the Additional Notes.  On September 12, 2011, the Company’s Registration Statement on Form S-4, filed to register the exchange of the Additional Notes for fully registered Additional Notes, and was declared effective by the SEC. The exchange offer expired on October 12, 2011 and on October 18, 2011we completed the exchange offer. See Note 17, Subsequent Events.

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

Floating Rate Notes.  Our Floating Rate Notes (the “Floating Rate Notes”) were issued on May 31, 2007 in the aggregate principal amount of $230.0 million under the Second Lien Senior Indenture.  The Floating Rate Notes mature on June 1, 2015. Interest on the Floating Rate Notes is payable semiannually in arrears on each June 1 and December 1. Interest on the Floating Rate Notes is reset for each semi-annual interest period and is calculated at the current LIBOR rate plus 3.375%.  At September 30, 2011, our LIBOR-based rate was 3.778%, which includes the credit spread. The Floating Rate Notes are redeemable, at the Company’s option, in whole or in part, at specified redemption prices (as defined in the Second Lien Senior Indenture) plus accrued interest to the date of redemption. In addition, the Floating Rate Notes have a change of control provision, which gives each holder the right to require the

Company to purchase all or a portion of such holders’ Floating Rate Notes upon a change in control, as defined in the Second Lien Senior Indenture, at a purchase price equal to 101% of the principal amount plus accrued interest to the date of purchase. The Floating Rate Notes, subject to certain definitions and exceptions, have covenants that restrict, among other things, the incurrence of additional debt, the payment of dividends and the issuance of preferred stock. The Floating Rate Notes are uncollateralized.

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

The interest rate swap agreement qualifies for cash flow hedge accounting under ASC Topic 815, Derivatives and Hedging. Both at inception and on an on-going basis, we must perform an effectiveness test.  In accordance with ASC Topic 815, the fair value of the interest rate swap agreement at September 30, 2011 is included as a cash flow hedge on our balance sheet.  The change in fair value was recorded as a component of accumulated other comprehensive loss on our balance sheet, net of tax, since the instrument was determined to be an effective hedge at September 30, 2011.  We expect to reclassify approximately $4.9 million into earnings, net of tax, currently recorded in accumulated other comprehensive loss, in the next eight months.

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

Senior Secured Credit Facility. On May 6, 2010 we entered into an Amended and Restated Credit Agreement with GE Business Financial Services, Inc., as agent for the lenders, and the lenders party thereto, which amended the Senior Secured Credit Facility dated as of May 31, 2007. The Senior Secured Credit Facility is a first lien senior secured asset based revolving credit facility (as amended, the “Senior Secured Credit Facility”). The Amended and Restated Credit Agreement increased the aggregate amount the Company may borrow under the Senior Secured Credit Facility from $135.0 million to $195.0 million and extended the maturity date to November 30, 2014. Additionally, we capitalized deferred financing costs related to the Amended and Restated Credit Agreement in the amount of $1.7 million. As of September 30, 2011, we had $183.4 million of availability under the Senior Secured Credit Facility based on a borrowing base of $187.9 million, after giving effect to $4.5 million used for letters of credit.  Our obligations under the Senior Secured Credit Facility are secured by a first priority security interest in substantially all of our assets, excluding a pledge of our and Parent’s capital stock, any joint ventures and certain other exceptions. Our obligations under the Senior Secured Credit Facility are unconditionally guaranteed by Parent.

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

At September 30, 2011, we had no borrowings outstanding under the Senior Secured Credit Facility.

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

For the nine months ended September 30, 2011, we recognized recalled equipment net gains of approximately $9.5 million of which $8.4 million were non-cash gains. Non-cash gains result from receiving a replacement pump for a recalled pump. The gains are a result of the fair market value of the replacement pump less the net book value of the recalled pump. At September 30, 2011, we owned approximately 7,200 Colleague pumps. We are continuing the process of evaluating the course of action that best meets the infusion technology needs of our customers and our business. As such, we expect to continue to recognize gains and also expect to increase purchases of infusion pumps to replace recalled units as they are accepted by Baxter. While the timing and extent of those gains or capital expenditures are not readily estimable, we expect them to extend through 2011 and mid-2012.

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

On March 22, 2011, the Court ordered the consolidation of the lawsuits for all purposes, and renamed the consolidated lawsuits “In re Emergent Group Inc. Shareholder Litigation”.  On March 24, 2011, a memorandum of understanding regarding settlement of the consolidated lawsuits (the “MOU”) was agreed to by the Plaintiffs and the Defendants.  Following entry of the MOU the parties entered into a definitive Settlement Agreement, subject to Court approval, that provided in exchange for the Emergent Group’s amendment of its Schedule 14D-9 to include certain supplemental disclosures Plaintiffs will seek an order dismissing all actions alleging claims relating to the Merger and providing a full and final release in favor of the Defendants and their related parties from any claims that arose pursuant to or are related to the Offer or the Merger.  The Defendants have agreed that Emergent Group or its successor or their respective insurers will pay the Plaintiffs’ attorneys’ fees and expenses as are awarded by the Court not to exceed $225,000. At September 30, 2011, we have paid $75,000 and anticipate the remainder of the balance to be paid by our insurers. The Court asked for additional information from the parties during the first preliminary approval hearing and declined to preliminarily approve the settlement.  The second motion to obtain preliminary approval of the Settlement Agreement was filed on July 15, 2011 and was approved on September 7, 2011. Notice of the proposed settlement has been sent to Emergent Group common shareholders and the final settlement hearing will take place on November 9, 2011.

As of September 30, 2011, we were not a party to any other pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results, financial position or cash flows.

11.                               Related Party Transactions

Management Agreement

On May 31, 2007, we and Irving Place Capital entered into a professional services agreement pursuant to which Irving Place Capital provides general advisory and management services to us with respect to financial and operating matters.  Irving Place Capital is a principal owner of Parent, and the following members of our board of directors are associated with Irving Place Capital:  John Howard, Robert Juneja, Bret Bowerman and David Crane. We paid Irving Place Capital professional services fees of $0.8 and $0.6 million for the nine-month periods ended September 30, 2011 and 2010, respectively.

Business Relationship

In the ordinary course of business, we entered into an operating lease for our Minneapolis, Minnesota district office with Ryan Companies US, Inc. (“Ryan”), which began on May 1, 2007.  One member of our board of directors is also a director of Ryan.  We made payments to Ryan totaling $258,000 and $265,000 during the nine months ended September 30, 2011 and 2010, respectively.

The Company believes that the aforementioned arrangements and relationships were provided in the ordinary course of business at prices and on terms similar to those that would result from arm’s length negotiation between unrelated parties.

12.                               Limited Liability Companies

In connection with expanding our business, PRI Medical participates with others in the formation of limited liability companies (“LLCs”) in which PRI Medical becomes a partner and shares the financial interest with the other investors. PRI Medical is the primary beneficiary of these LLCs. These LLCs acquire certain medical equipment for use in their respective business activities, which generally focus on surgical procedures. The LLCs will acquire medical equipment for rental purposes under equipment financing leases. At September 30, 2011, the LLCs had approximately $1.0 million of total assets. The third party investors in each respective LLC generally provide the lease financing company with individual proportionate lease guarantees based on their respective ownership percentages in the LLCs. In addition, PRI Medical will provide such financing companies with its corporate guarantee based on its respective ownership interest in each LLC. In certain instances, PRI Medical has provided such financing companies with an overall corporate guarantee in connection with equipment financing transactions. In such instances, the individual investors in each respective LLC will generally indemnify us against losses, if any, incurred in connection with its corporate guarantee. Additionally, PRI Medical provides operational and administrative support to the LLCs in which it is a partner. As of September 30, 2011, we held interests in six active LLCs.

For the three and nine months ended September 30, 2011 and 2010, in accordance with guidance issued by the FASB, PRI Medical accounted for its equity investments in LLCs (in which it is the primary beneficiary) under the full consolidation method whereby transactions between the PRI Medical and the LLCs have been eliminated through consolidation.

13.                               Segment Information

Our reporting segments consist of Medical Equipment Outsourcing, Technical and Professional Services, and Medical Equipment Sales and Remarketing. Certain operating information for our segments as well as a reconciliation of total Company gross margin to loss before income tax was as follows:

Medical Equipment Outsourcing

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$74,787	$59,393	$214,873	$185,385
Cost of revenue	29,599	22,998	82,499	68,067
Medical equipment depreciation	17,006	17,229	51,678	52,044
Gross margin	$28,182	$19,166	$80,696	$65,274

Technical and Professional Services

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$13,852	$11,512	$36,083	$33,477
Cost of revenue	10,540	8,155	26,650	24,003
Gross margin	$3,312	$3,357	$9,433	$9,474

Medical Equipment Sales and Remarketing

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$6,490	$4,900	$17,972	$13,850
Cost of revenue	5,215	3,725	14,115	10,796
Gross margin	$1,275	$1,175	$3,857	$3,054

Total Gross Margin and Reconciliation to Loss Before Income Tax

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total gross margin	$32,769	$23,698	$93,986	$77,802
Selling, general and administrative	22,756	23,139	72,247	65,192
Acquisition and integration expenses	622	—	2,621	—
Interest expense	15,122	11,651	39,572	35,013
Loss before income tax	$(5,731)	$(11,092)	$(20,454)	$(22,403)

Total Assets by Reporting Segment

(in thousands)

	September 30,	December 31,
	2011	2010
Medical Equipment Outsourcing	$438,968	$409,315
Technical and Professional Services	87,586	85,175
Medical Equipment Sales and Remarketing	18,603	18,603
Corporate and Unallocated	403,199	319,935
Total Company Assets	$948,356	$833,028

14.                               Pension Plan

The components of net periodic pension costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Interest cost	$274	$272	$821	$816
Expected return on plan assets	(308)	(305)	(925)	(914)
Recognized net actuarial loss	88	38	265	116
Net periodic cost	$54	$5	$161	$18

Future benefit accruals for all participants were frozen as of December 31, 2002.  We made required contributions of $0.7 million during the nine months ended September 30, 2011.

15.                               Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  We evaluate the recoverability of our deferred tax assets by scheduling the expected reversals of deferred tax assets and liabilities in order to determine whether net operating loss carry forwards are recoverable prior to expiration in accordance with ASC Topic 740. We determined that neither expected reversals of these deferred tax assets and liabilities nor future earnings or other assumptions assured recoverability of all of our net operating loss carry forwards prior to their expiration and accordingly established a valuation allowance in the third quarter of 2010.  The April 1, 2011 acquisition of Emergent Group resulted in larger deferred tax liabilities than deferred tax assets due to opening balance sheet deferred tax liabilities recorded for intangibles and fixed assets.  This discrete event had the one-time effect of reducing our valuation allowance by approximately $8.3 million on that date, though this amount was offset by approximately $8.0 million of additional valuation allowance resulting from year-to-date losses. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

Reconciliations between the Company’s effective income tax rate and the U.S. statutory rate follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Statutory U.S. Federal income tax rate	(35.0)%	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of U.S. Federal income tax	(3.7)	(4.8)	(3.6)	(4.8)
Permanent items	3.3	0.5	2.7	1.0
Valuation allowance	36.7	56.6	(1.2)	28.0
Other	(3.7)	(2.1)	1.2	1.0
Effective income tax rate	(2.4)%	15.2%	(35.9)%	(9.8)%

At September 30, 2011, the Company had available unused federal net operating loss carryforwards of approximately $152.3 million.  The net operating loss carryforwards will expire at various dates from 2020 through 2030.

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

Universal Hospital Services, Inc.

Consolidating Balance Sheets

(in thousands, except share and per share information)

(unaudited)

	At September 30, 2011
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Emergent Group	Adjustments	Consolidated

Assets
Current assets:
Cash and cash equivalents	$11,200	$1,859	$—	$13,059
Accounts receivable, less allowance for doubtful accounts	63,806	4,408	—	68,214
Due from (to) affiliates	(2,162)	2,162	—	—
Inventories	5,009	1,142	—	6,151
Deferred income taxes	12,680	300	—	12,980
Other current assets	4,072	1,361	—	5,433
Total current assets	94,605	11,232	—	105,837

Property and equipment, net:
Medical equipment, net	226,428	7,357	—	233,785
Property and office equipment, net	23,107	171	—	23,278
Total property and equipment, net	249,535	7,528	—	257,063

Other long-term assets:
Goodwill	283,141	40,848	—	323,989
Investment in subsidiary	60,316	—	(60,316)	—
Other intangibles, net	226,770	20,795	—	247,565
Other, primarily deferred financing costs, net	13,827	75	—	13,902
Total assets	$928,194	$80,478	$(60,316)	$948,356

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,591	$1,577	$—	$5,168
Interest rate swap	7,774	—	—	7,774
Book overdrafts	4,321	—	—	4,321
Accounts payable	29,153	1,950	—	31,103
Accrued compensation	11,181	1,527	—	12,708
Accrued interest	18,706	—	—	18,706
Dividend payable	771	—	—	771
Other accrued expenses	9,788	1,041	—	10,829
Total current liabilities	85,285	6,095	—	91,380

Long-term debt, less current portion	647,173	2,122	—	649,295
Pension and other long-term liabilities	7,059	1,466	—	8,525
Payable to Parent	18,037	—	—	18,037
Deferred income taxes	66,754	9,780	—	76,534

Commitments and contingencies

Total equity
Common stock	—	—	—	—
Additional paid-in capital	214,294	60,019	(60,019)	214,294
Accumulated income (deficit)	(101,180)	604	—	(100,576)
Accumulated earnings in subsidiary	297	—	(297)	—
Accumulated other comprehensive loss	(9,525)	—	—	(9,525)
Total Universal Hospital Services, Inc. equity	103,886	60,623	(60,316)	104,193
Non controlling interest	—	392	—	392
Total equity	103,886	61,015	(60,316)	104,585
Total liabilities and equity	$928,194	$80,478	$(60,316)	$948,356

Universal Hospital Services, Inc.

Consolidating Statements of Operations

(in thousands)

(unaudited)

	For the three months ended September 30, 2011
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Emergent Group	Adjustments	Consolidated
Revenue
Medical equipment outsourcing	$66,380	$8,407	$—	$74,787
Technical and professional services	13,852	—	—	13,852
Medical equipment sales and remarketing	6,490	—	—	6,490
Total revenues	86,722	8,407	—	95,129

Cost of Sales
Cost of medical equipment outsourcing	25,237	4,362	—	29,599
Cost of technical and professional services	10,540	—	—	10,540
Cost of medical equipment sales and remarketing	5,215	—	—	5,215
Medical equipment depreciation	16,333	673	—	17,006
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	57,325	5,035	—	62,360
Gross margin	29,397	3,372	—	32,769

Selling, general and administrative	20,814	1,942	—	22,756
Acquisition and integration expenses	18	604	—	622
Operating income	8,565	826	—	9,391

Equity in earnings of subsidiary	573	—	(573)	—
Interest expense	15,060	62	—	15,122
Loss before income taxes and non controlling interest	(5,922)	764	(573)	(5,731)

Provision (benefit) for income taxes	(336)	191	—	(145)
Consolidated net loss	(5,586)	573	(573)	(5,586)
Net income attributable to non controlling interest	159	159	(159)	159
Net loss attributable to Universal Hospital Services, Inc.	$(5,745)	$414	$(414)	$(5,745)

Consolidating Statements of Operations

(in thousands)

(unaudited)

	For the nine months ended September 30, 2011
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Emergent Group	Adjustments	Consolidated
Revenue
Medical equipment outsourcing	$198,412	$16,461	$—	$214,873
Technical and professional services	36,083	—	—	36,083
Medical equipment sales and remarketing	17,972	—	—	17,972
Total revenues	252,467	16,461	—	268,928

Cost of Sales
Cost of medical equipment outsourcing	73,935	8,564	—	82,499
Cost of technical and professional services	26,650	—	—	26,650
Cost of medical equipment sales and remarketing	14,115	—	—	14,115
Medical equipment depreciation	50,309	1,369	—	51,678
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	165,009	9,933	—	174,942
Gross margin	87,458	6,528	—	93,986

Selling, general and administrative	68,211	4,036	—	72,247
Acquisition and integration expenses	1,623	998	—	2,621
Operating income	17,624	1,494	—	19,118

Equity in earnings of subsidiary	900	—	(900)	—
Interest expense	39,423	149	—	39,572
Loss before income taxes and non controlling interest	(20,899)	1,345	(900)	(20,454)

Provision (benefit) for income taxes	(7,896)	445	—	(7,451)
Consolidated net loss	(13,003)	900	(900)	(13,003)
Net income attributable to non controlling interest	297	297	(297)	297
Net loss attributable to Universal Hospital Services, Inc.	$(13,300)	$603	$(603)	$(13,300)

Universal Hospital Services, Inc.

Consolidating Statements of Cash Flows

(in thousands)

(unaudited)

	For the nine months ended September, 2011
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Emergent Group	Adjustments	Consolidated
Cash flows from operating activities:
Consolidated net loss	$(13,903)	$900	$—	$(13,003)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	56,903	1,448	—	58,351
Amortization of intangibles, deferred financing costs and bond premium	11,985	1,354	—	13,339
Provision for doubtful accounts	598	(5)	—	593
Provision for inventory obsolescence	99	—	—	99
Non-cash stock-based compensation expense	3,294	—	—	3,294
Non-cash gain on trade-in of recalled equipment	(8,360)	—	—	(8,360)
Loss (gain) on sales and disposals of equipment	(1,303)	6	—	(1,297)
Deferred income taxes	(8,192)	434	—	(7,758)
Changes in operating assets and liabilities:
Accounts receivable	(4,443)	115	—	(4,328)
Due from (to) affiliates	2,162	(2,162)	—	—
Inventories	(346)	79	—	(267)
Other operating assets	(806)	47	—	(759)
Accounts payable	995	(182)	—	813
Other operating liabilities	14,610	740	—	15,350
Net cash provided by operating activities	53,293	2,774	—	56,067
Cash flows from investing activities:
Medical equipment purchases	(59,537)	(1,026)	—	(60,563)
Property and office equipment purchases	(5,834)	(27)	—	(5,861)
Proceeds from disposition of property and equipment	2,594	5	—	2,599
Acquisitions, net of cash acquired	(66,519)	—	1,480	(65,039)
Net cash used in investing activities	(129,296)	(1,048)	1,480	(128,864)
Cash flows from financing activities:
Proceeds under senior secured credit facility	132,250	—	—	132,250
Payments under senior secured credit facility	(185,150)	—	—	(185,150)
Payments of principal under capital lease obligations	(3,223)	(1,063)	—	(4,286)
Payment of deferred financing costs	(4,340)	—	—	(4,340)
Proceeds from issuance of bonds	178,938	—	—	178,938
Accrued interest received from bondholders	661	—	—	661
Cash paid to non controlling interests	—	(291)	—	(291)
Contributions from new members to limited liability companies	—	7	—	7
Proceeds from exercise of parent company stock options	41	—	—	41
Dividend Payment	(32,729)	—	—	(32,729)
Change in book overdrafts	755	—	—	755
Net cash provided by (used in) financing activities	87,203	(1,347)	—	85,856
Net change in cash and cash equivalents	11,200	379	1,480	13,059

Cash and cash equivalents at the beginning of period	—	1,480	(1,480)	—
Cash and cash equivalents at the end of period	$11,200	$1,859	$—	$13,059

17.                               Subsequent Events

On October 3, 2011, we completed the acquisition, effective October 1, 2011, of all of the outstanding stock of a surgical laser equipment service provider for approximately $5.5 million in cash. The $5.5 million purchase price includes $.05 million of debt which was paid off at closing. This acquisition is not expected to have a material impact on our results of operations or our financial position for the 2011 fiscal year. In conjunction with this acquisition, the Company began executing a rebranding strategy of its surgical services business and is examining the remaining estimated useful life of the PRI Medical trade name intangible asset.

On October 18, 2011, we completed an offer to exchange all of the then outstanding Additional Notes, which we originally issued in a private placement, for an equivalent amount of new Additional Notes which have been registered under the U.S. Securities Act of 1933, as amended.  In connection with this offer, we exchanged a total of $175 million aggregate principal amount, or 100%, of the original Additional Notes for an equivalent amount of newly issued Additional Notes.  We did not receive any additional proceeds from the exchange offer.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the accompanying consolidated financial statements and notes.

BUSINESS OVERVIEW

Our Company

Universal Hospital Services, Inc. (“we”, “our”, “us”, the “Company”, or “UHS”) is a leading nationwide provider of medical equipment management and service solutions to the United States health care industry. Our customers include national, regional and local acute and long-term acute care hospitals, alternate site providers (such as long-term acute care hospitals, skilled nursing facilities, specialty hospitals, nursing homes, and home care providers) and medical equipment manufacturers.  We provide our customers solutions across the spectrum of the equipment life cycle as a result of our position as one of the industry’s largest purchasers and outsourcers of medical equipment. During the twelve months ended September 30, 2011, we owned or managed over 585,000 pieces of medical equipment consisting of 390,000 owned or managed pieces in our Medical Equipment Outsourcing segment and 195,000 pieces of customer owned equipment we managed in our Technical and Professional Services segment. Our diverse medical equipment outsourcing customer base includes more than 4,275 acute care hospitals and approximately 4,400 alternate site providers.  We also have relationships with more than 200 medical equipment manufacturers and many of the nation’s largest group purchasing organizations (“GPOs”) and many of the integrated delivery networks (“IDNs”).  All of our solutions leverage our nationwide network of 84 offices and our more than 70 years of experience managing and servicing all aspects of medical equipment. Our fees are paid directly by our customers rather than by direct reimbursement from third-party payors, such as private insurers, Medicare, or Medicaid.

We commenced operations in 1939, originally incorporated in Minnesota in 1954 and reincorporated in Delaware in 2001.  Historically, we have experienced significant and sustained growth. Our overall growth strategy is to continue to grow both organically, through strategic acquisitions, and potential international growth opportunities.

On April 1, 2011 we expanded our equipment product line by completing our acquisition of Emergent Group Inc. (“Emergent Group”) and its wholly owned subsidiary PRI Medical Technologies, Inc. (“PRI Medical”).  See Note 4, Acquisitions. PRI Medical makes mobile surgical services available by providing mobile lasers and other surgical equipment on a per procedure basis to hospitals, outpatient surgery centers and physician offices along with technical support and disposable supplies required to utilize the equipment. At the time of the acquisition, PRI Medical had over 900 active accounts in 16 states. The total purchase price of the acquisition was approximately $65.3 million. Emergent Group is included in the Medical Equipment Outsourcing segment.

On May 31, 2011 we acquired certain assets of an equipment rental division of a medical equipment manufacturer for approximately $6.5 million.

On October 3, 2011, we completed the acquisition, effective October 1, 2011, of all of the outstanding stock of a surgical laser equipment service provider for approximately $5.5 million in cash. The $5.5 million purchase price includes $.05 million of debt which was paid off at closing. This acquisition is not expected to have a material impact on our results of operations or our financial position for the 2011 fiscal year. In conjunction with this acquisition, the Company began executing a rebranding strategy of its surgical services business and is examining the remaining estimated useful life of the PRI Medical trade name intangible asset.

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

Medical Equipment Outsourcing Segment - Manage & Utilize

Our flagship business is our Medical Equipment Outsourcing segment, which accounted for $74.8 million, or approximately 78.7 % of our revenues, for the quarter ended September 30, 2011 and $214.9 million, or approximately 79.9% of our revenues, for the nine months ended September 30, 2011. As of September 30, 2011, we owned or managed over 390,000 pieces in our Medical Equipment Outsourcing segment, primarily in the categories of respiratory therapy, newborn care, critical care, patient monitors, patient handling (which includes fall management, bariatrics, beds, stretchers and wheelchairs), pressure area management (such as therapy surfaces), wound therapy and following our acquisition of Emergent Group, laser surgical services.  Historically, we have purchased and owned directly the equipment used in our Medical Equipment Outsourcing programs.  During 2007, we entered into “revenue sharing” agreements with a select few manufacturers of equipment where the manufacturers retain ownership of the equipment, but UHS takes possession and manages the rental of the equipment to customers. Such arrangements are less capital intensive for us. In January 2010, one of these agreements was modified such that the Company purchased the manufacturer’s equipment it had managed and the revenue share portion of the agreement was terminated. Additionally, the Company’s revenue sharing agreement with a manufacturer of negative pressure wound therapy devices expires in October 2012. The Company provided notice of non renewal to this manufacturer in October 2011.

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

For the nine months ended September 30, 2011, we recognized recalled equipment net gains of approximately $9.5 million of which $8.4 million were non-cash gains. Non-cash gains result from receiving a replacement pump for a recalled pump. The gains are a result of the fair market value of the replacement pump less the net book value of the recalled pump. At September 30, 2011, we owned approximately 7,200 Colleague pumps. We are continuing the process of evaluating the course of action that best meets the infusion technology needs of our customers and our business. As such, we expect to continue to recognize gains and also expect to increase purchases of infusion pumps to replace recalled units as they are accepted by Baxter. While the timing and extent of those gains or capital expenditures are not readily estimable, we expect them to extend through 2011 and mid-2012.

Technical and Professional Services Segment - Plan & Acquire; Maintain & Repair

Our Technical and Professional Services segment accounted for $13.9 million, or approximately 14.6% of our revenues for the quarter ended September 30, 2011 and $36.1 million, or approximately 13.4% of our revenues for the nine months ended September 30, 2011. We leverage our over 70 years of experience and our extensive equipment database in repairing and maintaining medical equipment.  We offer a broad range of inspection, preventative maintenance, repair, logistic and consulting services through our team of over 270 technicians and professionals located throughout the United States in our nationwide network of offices and managed over 195,000 units of customer owned equipment during the twelve months ended September 30, 2011. In addition, during the twelve months ended September 30, 2011, we serviced over 390,000 units that we own or directly manage. Our Technical and Professional Service offerings provide a complementary alternative for customers that wish to own their medical equipment, but lack the infrastructure, expertise or scale to perform routine maintenance, repair, record-keeping and lifecycle analysis and planning functions.

Medical Equipment Sales and Remarketing Segment - Redeploy & Remarket

Our Medical Equipment Sales and Remarketing segment accounted for $6.5 million, or approximately 6.8%, of our revenues for the quarter ended September 30, 2011 and $18.0 million, or approximately

6.7% of our revenues for the nine months ended September 30, 2011. This segment includes three distinct business activities:

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

RESULTS OF OPERATIONS

The following discussion addresses:

•                  our financial condition as of September 30, 2011 and

•                  the results of operations for the three and nine-month periods ended September 30, 2011 and 2010.

On April 1, 2011 we completed our acquisition of Emergent Group, as described in Note 4, Acquisitions.  The results of operations of Emergent Group have accordingly been included in UHS’s consolidated results of operations since the date of acquisition.  Emergent Group is included in the Medical Equipment Outsourcing segment.

This discussion should be read in conjunction with the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in our 2010 Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

The following table provides information on the percentages of certain items of selected financial data compared to total revenues for the three and nine-month periods ended September 30, 2011 and 2010.  The table below also indicates the percentage increase or decrease over the prior comparable period.

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percent			Percent
	Percent of Total Revenues		Increase	Percent of Total Revenues		Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)
Revenue
Medical equipment outsourcing	78.6%	78.3%	25.9%	79.9%	79.7%	15.9%
Technical and professional services	14.6	15.2	20.3	13.4	14.4	7.8
Medical equipment sales and remarketing	6.8	6.5	32.4	6.7	5.9	29.8
Total revenues	100.0%	100.0%	25.5	100.0%	100.0%	15.6

Cost of Sales
Cost of medical equipment outsourcing	31.1	30.3	28.7	30.7	29.3	21.2
Cost of technical and professional services	11.1	10.8	29.2	9.9	10.3	11.0
Cost of medical equipment sales and remarketing	5.5	4.9	40.0	5.2	4.6	30.7
Medical equipment depreciation	17.9	22.7	(1.3)	19.2	22.4	(0.7)
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	65.6	68.7	19.7	65.0	66.6	12.9
Gross margin	34.4	31.3	38.3	35.0	33.4	20.8

Selling, general and administrative	23.9	30.5	(1.7)	26.9	28.0	10.8
Acquisition and intergration expenses	0.7	—	*	1.0	—	*
Operating income	9.8	0.8	*	7.1	5.4	51.6

Interest expense	15.9	15.4	29.8	14.7	15.0	13.0
Loss before income taxes and non controlling interest	(6.1)	(14.6)	(48.3)	(7.6)	(9.6)	(8.7)

Provision (benefit) for income taxes	(0.2)	2.2	(108.6)	(2.8)	(0.9)	238.4
Consolidated net loss	(5.9)%	(16.8)%	(56.3)	(4.8)%	(8.7)%	(35.6)

*Not meaningful

Results of Operations for the three months ended September 30, 2011 compared to the three months ended September 30, 2010

Medical Equipment Outsourcing Segment — Manage & Utilize

(in thousands)

	Three Months Ended
	September 30,
	2011	2010	Change	% Change
Total revenue	$74,787	$59,393	$15,394	25.9%
Cost of revenue	29,599	22,998	6,601	28.7
Medical equipment depreciation	17,006	17,229	(223)	(1.3)
Gross margin	$28,182	$19,166	$9,016	47.0

Gross margin %	37.7%	32.3%

Gross margin	$28,182	$19,166	$9,016	47.0
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of medical equipment	131	3,152	(3,021)	(95.8)
Gross margin, before purchase accounting adjustments	$28,313	$22,318	$5,995	26.9

Gross margin %, before purchase accounting adjustments	37.9%	37.6%

Total revenue in the Medical Equipment Outsourcing segment increased $15.4 million, or 25.9%, to $74.8 million in the third quarter of 2011 as compared to the same period of 2010.  The increase was primarily due to revenues of $8.4 million related to our laser surgical services business, which we acquired on April 1, 2011 through the acquisition of Emergent Group, revenue related to recalled equipment of $5.8 million, the net addition of seven Asset360TM Equipment Management Programs (“Asset360 Programs”) and increased revenues driven by incremental business from new and existing technology, both owned and managed, partially offset by sluggish patient census and what we believe has been a sustained customer effort to control outsourcing expenses. Our Asset360 Programs increased from 68 programs at September 30, 2010 to 75 programs at September 30, 2011.

Total cost of revenue in the segment increased $6.6 million, or 28.7%, to $29.6 million in the third quarter of 2011 as compared to the same period of 2010.  This increase, in addition to the costs of $4.4 million related to our new laser surgical services business, is attributable to higher employee-related expenses, including costs related to our continued build of clinical resources to support growth initiatives in patient handling and wound therapy.

Medical equipment depreciation decreased $0.2 million, or 1.3%, to $17.0 million in the third quarter of 2011 as compared to the same period of 2010. The decrease in medical equipment depreciation was due to the decrease in purchase accounting adjustments related to the step-up in carrying value of our medical equipment related to our 2007 recapitalization. Depreciation of those purchase accounting adjustments was completed in May of 2011. Medical equipment depreciation for the quarter ended September 30, 2011 and 2010 included $0.1 million and $3.2 million, respectively, of purchase accounting adjustments related to the step-up in carrying value of our medical equipment.

Gross margin percentage for the Medical Equipment Outsourcing segment increased from 32.3% in the third quarter of 2010 to 37.7% in the third quarter of 2011. This increase was attributable to higher margin on recall gains and in our recently acquired laser surgical services business. Gross margin percentage, before purchase accounting adjustments, increased from 37.6 % in the third quarter of 2010 to 37.9% in the third quarter of 2011. The higher gross margin from recalled equipment and laser surgical services business more than offset the decrease in gross margin on our traditional outsourcing business.

Technical and Professional Services Segment — Plan & Acquire; Maintain & Repair

(in thousands)

	Three Months Ended
	September 30,
	2011	2010	Change	% Change
Total revenue	$13,852	$11,512	$2,340	20.3%
Cost of revenue	10,540	8,155	2,385	29.2
Gross margin	$3,312	$3,357	$(45)	(1.3)

Gross margin %	23.9%	29.2%

Gross margin	$3,312	$3,357	$(45)	(1.3)
Purchase accounting adjustments, primarily non-cash charges related to favorable lease commitments	2	3	(1)	(33.3)
Gross margin, before purchase accounting adjustments	$3,314	$3,360	$(46)	(1.4)

Gross margin %, before purchase accounting adjustments	23.9%	29.2%

Total revenue in the Technical and Professional Services segment increased $2.3 million, or 20.3%, to $13.9 million in the third quarter of 2011 as compared to the same period of 2010. The increase was due to increased activity of $1.7 and $0.8 million in our provider and manufacturer services units, respectively, offset by a decrease in other revenue of $0.2 million.

Total cost of revenue in the segment increased $2.4 million, or 29.2%, to $10.5 million in the third quarter of 2011 as compared to the same period of 2010. The increase is attributable to expenses related to supporting the increased activity in our provider and manufacturer service units of $1.8 and $0.8 million, respectively, offset by a decrease in other expense of $0.2 million.

Gross margin percentage for the Technical and Professional Services segment decreased from 29.2% for the third quarter of 2010 to 23.9% for the same period of 2011. Gross margin percentage will fluctuate based on the variability of third-party vendor expenses in our BioMed360 TM Equipment Management Programs (BioMed360 Program”) and supplemental service programs. Additionally, gross margin includes revenues and expenses related to a large BioMed360 Program whose gross margin percentage is expected to be lower than our historical service gross margins.

Medical Equipment Sales and Remarketing Segment — Redeploy & Remarket

(in thousands)

	Three Months Ended
	September 30,
	2011	2010	Change	% Change
Total revenue	$6,490	$4,900	$1,590	32.4%
Cost of revenue	5,215	3,725	1,490	40.0
Gross margin	$1,275	$1,175	$100	8.5

Gross margin %	19.6%	24.0%

Gross margin	$1,275	$1,175	$100	8.5
Purchase accounting adjustments, primarily non-cash charges related to the step-up in carrying value of our medical equipment	2	51	(49)	(96.1)
Gross margin, before purchase accounting adjustments	$1,277	$1,226	$51	4.2

Gross margin %, before purchase accounting adjustments	19.7%	25.0%

Total revenue in the Medical Equipment Sales and Remarketing segment increased $1.6 million, or 32.4%, to $6.5 million in the third quarter of 2011 as compared to the same period of 2010. The increase was driven by an increase in sales of disposables and used equipment of $1.2 and $0.4 million, respectively.

Total cost of revenue in the segment increased $1.5 million, or 40.0%, to $5.2 million in the third quarter of 2011 as compared to the same period of 2010. The increase was the result of increases in the cost of disposable, new, and used sales of $1.0, $0.3 and $0.2 million, respectively.

Gross margin percentage for the Medical Equipment Sales and Remarketing segment decreased from 24.0% in the third quarter of 2010 to 19.6% for the same period of 2011. Gross margin percentage, before purchase accounting adjustments, decreased from 25.0% in the third quarter of 2010 to 19.7% for the same period of 2011.  We expect margins and activity in this segment to fluctuate based on the transactional nature of the business.

Selling, General and Administrative

Selling, General and Administrative and Interest Expense

(in thousands)

	Three Months Ended
	September 30,
	2011	2010	Change	% Change
Selling, general and administrative	$22,756	$23,139	$(383)	(1.7)%
Acquisition and integration expenses	622	—	622	*
Interest expense	15,122	11,651	3,471	29.8

*Not meaningful

Selling, general and administrative expense decreased $0.4 million, or 1.7%, to $22.8 million for the third quarter of 2011 as compared to the same period of 2010.  The decrease was primarily due to a decrease of $3.3 million in stock option expense related to an amendment to our stock option plan in August 2010, offset by an increase of $1.9 million related to our laser surgical business, as well as increases in employee-related expenses, bad debt expense, strategic and board-related expenses, and other expenses of $0.3, $0.3, $0.2, and $0.2 million, respectively. Acquisition and integration expenses were $0.6 million for the three months ended September 30, 2011. These charges were related primarily to our acquisition of Emergent Group on April 1, 2011. Selling, general and administrative expense as a percentage of total revenue was 23.9% and 30.5% for each of the quarters ended September 30, 2011 and 2010, respectively.

Interest Expense

Interest expense increased $3.5 million to $15.1 million for the third quarter of 2011 as compared to the same period of 2010. This increase is due to the interest expense related to the issuance of $175.0 million aggregate principal amount of our 8.50% / 9.25% Second Lien Senior Secured PIK Toggle Notes due 2015 (“PIK Toggle Notes”) in the second quarter.  See Note 9 Long-Term Debt.

Income Taxes

Income taxes were a benefit of $0.1 million and an expense $1.7 million for the three months ended September 30, 2011 and 2010, respectively. The change of $1.8 million reflects the fact that in the third quarter of 2011, increases in income tax valuation allowance offset virtually all tax benefits from net operating losses.

Net Loss

Net loss decreased $7.1 million to $5.7 million in the third quarter of 2011 as compared to the same period of 2010.  Net loss was impacted primarily by operational benefits resulting from our acquisition of Emergent Group during 2011.

Results of Operations for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

Medical Equipment Outsourcing Segment — Manage & Utilize

(in thousands)

	Nine Months Ended
	September 30,
	2011	2010	Change	% Change
Total revenue	$214,873	$185,385	$29,488	15.9%
Cost of revenue	82,499	68,067	14,432	21.2
Medical equipment depreciation	51,678	52,044	(366)	(0.7)
Gross margin	$80,696	$65,274	$15,422	23.6

Gross margin %	37.6%	35.2%

Gross margin	$80,696	$65,274	$15,422	23.6
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of medical equipment	4,725	9,890	(5,165)	(52.2)
Gross margin, before purchase accounting adjustments	$85,421	$75,164	$10,257	13.6

Gross margin %, before purchase accounting adjustments	39.8%	40.5%

Total revenue in the Medical Equipment Outsourcing segment increased $29.5 million, or 15.9%, to $214.9 million in the first nine months of 2011 as compared to the same period of 2010.  The increase was primarily due to revenues of $16.5 million related to our laser surgical services business, which we acquired on April 1, 2011 through our acquisition of Emergent Group, through the net addition of seven Asset360 Programs, revenue related to recalled equipment of $9.7 million, and increased revenues driven by incremental business from new and existing technology, both owned and managed, partially offset by sluggish patient census and what we believe has been a sustained customer effort to control outsourcing expenses. Our Asset360 Programs increased from 68 programs at September 30, 2010 to 75 programs at September 30, 2011.

Total cost of revenue in the segment increased $14.4 million, or 21.2%, to $82.5 million in the first nine months of 2011 as compared to the same period of 2010. In addition to costs of $8.6 million related to our new laser surgical business, the increase is attributable to higher employee-related expenses, including costs related to our continued build of clinical resources to support growth initiatives in patient handling and wound therapy.

Medical equipment depreciation decreased $0.4 million, or 0.7%, to $51.7 million in the first nine months of 2011 as compared to the same period of 2010. The decrease in medical equipment depreciation was due to the decrease in purchase accounting adjustments related to the step-up in carrying value of our medical equipment related to our 2007 recapitalization. Depreciation of those purchase accounting adjustments was completed in May of 2011. The decrease in medical equipment depreciation was offset by increases in depreciation related to our capital expenditures and additions resulting from non-cash swaps of recalled equipment for new equipment. Medical equipment depreciation for the nine months ended September 30, 2011 and 2010 included $4.7 million and $9.5 million, respectively, of purchase accounting adjustments related to the step-up in carrying value of our medical equipment.

Gross margin percentage for the Medical Equipment Outsourcing segment increased from 35.2% in the first nine months of 2011 to 37.6% in the first nine months of 2011. This increase was attributable to higher margin on recall gains and in our recently acquired laser surgical services business.  Gross margin percentage, before purchase accounting adjustments, decreased from 40.5% in the first nine months of 2010 to 39.8% in the first nine months of 2011.  Lower margins on our traditional business were offset by higher margins related to recalled equipment and our laser surgical services business.

Technical and Professional Services Segment — Plan & Acquire; Maintain & Repair

(in thousands)

	Nine Months Ended
	September 30,
	2011	2010	Change	% Change
Total revenue	$36,083	$33,477	$2,606	7.8%
Cost of revenue	26,650	24,003	2,647	11.0
Gross margin	$9,433	$9,474	$(41)	(0.4)

Gross margin %	26.1%	28.3%

Gross margin	$9,433	$9,474	$(41)	(0.4)
Purchase accounting adjustments, primarily non-cash charges related to favorable lease commitments	6	9	(3)	(33.3)
Gross margin, before purchase accounting adjustments	$9,439	$9,483	$(44)	(0.5)

Gross margin %, before purchase accounting adjustments	26.2%	28.3%

Total revenue in the Technical and Professional Services segment increased $2.6 million, or 7.8%, to $36.1 million in the first nine months of 2011 as compared to the same period of 2010. The increase was due to increased activity of $2.4 and $0.7 million in our provider and manufacturer services units, respectively, offset by a decrease in other revenue of $0.5 million.

Total cost of revenue in the segment increased $2.6 million, or 11.0%, to $26.7 million in the first nine months of 2011 as compared to the same period of 2010. The increase is attributable to increased expenses to support the increased activity associated with our provider and manufacturer services unit of $2.4 and $0.8 million offset by a decrease in other expenses of $0.6 million.

Gross margin percentage for the Technical and Professional Services segment decreased from 28.3% for the first nine months of 2010 to 26.1% for the same period of 2011. Gross margin percentage will fluctuate based on the variability of third-party vendor expenses in our BioMed360 Programs, and supplemental service programs. Additionally, gross margin includes revenues and expenses related to a large BioMed360 Program whose gross margin percentage is expected to be lower than our historical service gross margins.

Medical Equipment Sales and Remarketing Segment — Redeploy & Remarket

(in thousands)

	Nine Months Ended
	September 30,
	2011	2010	Change	% Change
Total revenue	$17,972	$13,850	$4,122	29.8%
Cost of revenue	14,115	10,796	3,319	30.7
Gross margin	$3,857	$3,054	$803	26.3

Gross margin %	21.5%	22.1%

Gross margin	$3,857	$3,054	$803	26.3
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of our medical equipment	32	208	(176)	(85.0)
Gross margin, before purchase accounting adjustments	$3,889	$3,262	$627	19.2

Gross margin %, before purchase accounting adjustments	21.6%	23.6%

Total revenue in the Medical Equipment Sales and Remarketing segment increased $4.1 million, or 29.8%, to $18.0 million in the first nine months of 2011 as compared to the same period of 2010.  The increase was primarily driven by sales of disposables and new equipment of $3.2 and $0.9 million, respectively.

Total cost of revenue in the segment increased $3.3 million, or 30.7%, to $14.1 million in the first nine months of 2011 as compared to the same period of 2010. The cost of revenue was impacted by an increase in the cost of disposable, new and other equipment sales of $2.5, $0.6 and $0.2, respectively.

Gross margin percentage for the Medical Equipment Sales and Remarketing segment decreased from 22.1% in the first nine months of 2010 to 21.5% for the same period of 2011. Gross margin percentage, before purchase accounting adjustments, decreased from 23.6% in the first nine months of 2010 to 21.6% for the same period of 2011.  We expect margins and activity in this segment to fluctuate based on the transactional nature of the business.

Selling, General and Administrative

Selling, General and Administrative and Interest Expense

(in thousands)

	Nine Months Ended
	September 30,
	2011	2010	$ Change	% Change
Selling, general and administrative	$72,247	$65,192	$7,055	10.8%
Acquisition and integration expenses	2,621	—	2,621	*
Interest expense	39,572	35,013	4,559	13.0

* Not meaningful

Selling, general and administrative expense increased $7.1 million, or 10.8%, to $72.2 million for the first nine months of 2011 as compared to the same period of 2010.  This increase was due to a one-time charge of $1.0 million related to notice of termination of the lease for our corporate offices, an additional $4.0 million due to our newly acquired laser surgical business and increases in strategic and board-related expenses, employee-related expenses, and bad debt expense of $2.2, $1.7, and $0.6 million, respectively, partially offset by a decrease in stock option and other expense of $1.8 and $0.6 million. The stock option expense is related to an amendment of our stock option plan in August of 2010. Acquisition and integration expenses were $2.6 million for the nine months ended September 30, 2011. These charges were related to our laser surgical business, which we acquired on April 1, 2011 through the acquisition of Emergent Group. Selling, general and administrative expense as a percentage of total revenue was 26.9% and 28.0% for each of the nine month periods ended September 30, 2011 and 2010, respectively.

Interest Expense

Interest expense increased $4.6 million to $39.6 million for the first nine months of 2011 as compared to the same period of 2010.  This increase is due to the interest expense related to the issuance of $175.0 million aggregate principal amount of our 8.50% / 9.25% Second Lien Senior Secured PIK Toggle Notes due 2015 (“PIK Toggle Notes”) in the second quarter.  See Note 9 Long-Term Debt.

Income Taxes

Income taxes were a benefit of $7.5 and $2.2 million for the nine months ended September 30, 2011 and 2010, respectively. The change of $5.3 million is primarily attributable to discrete second quarter tax benefits resulting from our acquisition of Emergent Group in the second quarter of 2011.

Net Loss

Net loss decreased by $6.9 million to $13.3 million for the nine months ended September 30, 2011 as compared to the same period of 2010.  Net loss for the nine months ended September 30, 2011 was impacted primarily by tax and operational benefits resulting from our acquisition of Emergent Group in the second quarter of 2011.

EBITDA

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was $88.6 and $81.3 million for the nine months ended September 30, 2011 and 2010, respectively.  EBITDA for the nine months ended September 30, 2011, was impacted by the acquisition of Emergent Group, increased employee-related expenses, including costs related to our continued build of clinical resources to support growth initiatives in patient handling and wound therapy, and outside service fees related to mergers and acquisitions activity.

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

	Nine Months Ended
	September 30,
(in thousands)	2011	2010
Net cash provided by operating activities	$56,067	$68,675
Changes in operating assets and liabilities	(10,809)	(16,259)
Other non-cash expenses (income)	11,193	(3,881)
Provision (benefit) for income taxes	(7,451)	(2,202)
Interest expense	39,572	35,013
EBITDA	$88,572	$81,346

	Nine Months Ended
	September 30,
(in thousands)	2011	2010
EBITDA	$88,572	$81,346

Other Financial Data:
Net cash provided by operating activities	$56,067	$68,675
Net cash used in investing activities	(128,864)	(58,241)
Net cash provided by financing activities	85,856	(10,434)

Other Operating Data (as of end of period):
Medical equipment (approximate number of owned outsourcing units)	244,000	227,000
District offices	84	84
Number of outsourcing hospital customers	4,275	4,250
Number of total outsourcing customers	8,675	8,600

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

The Additional Notes were issued, in a private placement, at a premium of 102.250% for an aggregate total of $178.9 million in proceeds and are subject to the same terms as the Existing Notes under the Second Lien Senior Indenture. The premium is being amortized over the remaining life of the Additional Notes using the effective interest rate of 7.824%.  The proceeds of the issuance of the Additional Notes were used to (i) repay the revolving borrowings under our Senior Secured Credit Facility, (ii) pay fees and expenses relating to the offering of the Additional Notes and (iii) pay a dividend as declared by the Company and Parent’s Board of Directors on June 8, 2011 (see Note 8, Divided Declared).  In connection with the issuance of the Additional Notes, the Company entered into a registration rights agreement with the initial purchasers of the Additional Notes. On October 18, 2011, we completed an offer to exchange all of the then outstanding Additional Notes, which we originally issued in a private placement, for an equivalent amount of new Additional Notes which have been registered under the U.S. Securities Act of 1933, as amended.  In connection with this offer, we exchanged a total of $175 million aggregate principal amount, or 100%, of the original Additional Notes for an equivalent amount of newly issued Additional Notes.  We did not receive any additional proceeds from the exchange offer.

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

We require substantial cash to operate our Medical Equipment Outsourcing programs and service our debt.  Our outsourcing programs require us to invest a significant amount of cash in medical equipment purchases.  To the extent that such expenditures cannot be funded from cash and cash equivalents, our operating cash flow, borrowing under our Senior Secured Credit Facility or other financing sources, we may not be able to conduct our business or grow as currently planned. We anticipate additional capital investment of approximately $5.0 million during the remaining three months of 2011.

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

Net cash provided by operating activities was $56.1 and $68.7 million for the nine months ended September 30, 2011 and 2010, respectively. Net cash provided by operating activities during the nine months ended September 30, 2011 was impacted by the presence of non-cash gains on trade-in swaps of recalled equipment and the increase in net loss as compared to the same period of 2010.

Net cash used in investing activities was $128.9 and $58.2 million for the nine months ended September 30, 2011 and 2010, respectively.  The change in net cash used in investing activities was primarily the result of our April 1, 2011 acquisition of Emergent Group ($60.0 million) and our May 31, 2011 acquisition of the rental division of a medical equipment manufacturer ($6.5 million).

Net cash provided by financing activities was $85.9 and $10.4 million for the nine months ended September 30, 2011 and 2010, respectively.  During the nine months ended September 30, 2011, the increase in net cash provided by financing activities was primarily impacted by our issuance of the Additional Notes on June 17, 2011 at a premium of $3.9 million. Proceeds from the Additional Notes were used primarily to repay existing borrowings under our Senior Secured Credit Facility and to fund on July 1, 2011, the dividend declared on June 8, 2011 by the Company and Parent’s Board of Directors.

Our cash balances were $13.1 million as of September 30, 2011 compared to zero as of September 30, 2010.

Based on the level of operating performance expected in 2011, we believe our cash and cash equivalents, cash from operations, and additional borrowings under our Senior Secured Credit Facility, will meet our liquidity needs for the foreseeable future, exclusive of any borrowings that we may make to finance potential acquisitions.  However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could be adversely affected.  As of September 30, 2011, we had $183.4 million of availability under the Senior Secured Credit Facility based on a borrowing base of $187.9 million, after giving effect to $4.5 million used for letters of credit.

Our levels of borrowing are further restricted by the financial covenants set forth in our Senior Secured Credit Facility agreement and the second lien senior indenture governing our PIK Toggle Notes and Floating Rate Notes, as described in Note 9, Long-Term Debt.  As of September 30, 2011, the Company was in compliance with all covenants under the Senior Secured Credit Facility and the Second Lien Senior Indenture.

During the second quarter we paid a termination fee to our current landlord based on our decision to relocate our corporate headquarters. During the third quarter, we entered into a new 10-year lease commencing April 1, 2012.

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

Standards Not Yet Adopted

In September 2011, the FASB issued an amendment to the authoritative guidance on goodwill impairment testing. The objective of this amendment is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendment permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles — Goodwill and Other. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendment will be effective for our quarter ending March 31, 2012. The adoption of this amendment is not expected to have a material effect on our consolidated financial statements.

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

SAFE HARBOR STATEMENT

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: We believe statements in this Quarterly Report on Form 10-Q looking forward in time involve risks and uncertainties.  The following factors, among others, could adversely affect our business, operations and financial condition, causing our actual results to differ materially from those expressed in any forward-looking statements:

•                  our substantial indebtedness could adversely affect our financial health;

•                  risks associated with our substantial leverage;

•                  risk associated with our ability to fund our significant cash needs;

•                  risks associated with the current economic environment, including the credit markets;

•                  revenue generation related to decreases in patient census or services;

•                  the effect of the global economic downturn on our customers and suppliers;

•                  risks associated with supplier concentration;

•                  health care providers willingness to alter their procurement of medical equipment;

•                  risks associated with competition;

•                  risk associated with bundling of products and services by competitors;

•                  risks associated with our lack of long-term commitments from some customers;

•                  consolidation in the health care industry;

•                  our ability to successfully identify and manage our acquisitions;

•                  uncertainties regarding the impact of U.S. healthcare reform on our business;

•                  changes in third-party payor reimbursement for health care items and services;

•                  our inability to attract or retain skilled employees and the loss of any of our key personnel;

•                  our ability to maintain contracts with existing customers and enter into new contracts with our customers;

•                  risks associated with cash flow fluctuations;

•                  risks associated with credit risks posed by our home care provider and nursing home customers;

•                  risk associated with our pension plan;

•                  our customers being subject to extensive government regulation and our exposure to potential costs and fines associated with such regulations;

•                  the effect of expenditures related to equipment recalls or obsolescence;

•                  liabilities for legal claims associated with medical equipment that we outsource and service;

•                  risks associated with the failure of our management information systems;

•                  risks related to increased costs that cannot be passed on to our customers;

•                  inherent limitations in our internal control systems over financial reporting;

•                  conflicts of interest between our principal equity holder and our other security holders; and

•                  the risk factors as set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk arising from adverse changes in interest rates, fuel costs, and pension valuation.  We do not enter into derivatives or other financial instruments for speculative purposes.

Interest Rates

We use both fixed and variable rate debt as sources of financing.  At September 30, 2011, we had approximately $654.5 million of total debt outstanding.  After taking into account the effect of our interest rate swap agreement, we did not have any debt accruing interest at variable rates at September 30, 2011.

In June 2007, we entered into an interest rate swap agreement for $230.0 million, which has the effect of converting the interest rate applicable to our $230.0 million of Floating Rate Notes to a fixed interest rate.  The effective date for the interest rate swap agreement was December 2007; the expiration date is May 2012.

The interest rate swap agreement qualifies for cash flow hedge accounting under Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. Both at inception and on an on-going basis, we must perform an effectiveness test.  In accordance with ASC Topic 815, the fair value of the interest rate swap agreement at September 30, 2011 is included as a cash flow hedge on our balance sheet.  The change in fair value was recorded as a component of accumulated other comprehensive loss, net of tax, on our balance sheet since the instrument was determined to be an effective hedge at September 30, 2011.  We have not recorded any amounts due to ineffectiveness for any periods presented. We expect to reclassify approximately $4.9 million into earnings, net of tax, currently recorded in accumulated other comprehensive loss, in the next eight months. As a result of our interest rate swap agreement, we expect the effective interest rate on our $230.0 million Floating Rate Notes to be 9.065% through May 2012.

Fuel Costs

We are also exposed to market risks related to changes in the price of gasoline used to fuel our fleet of delivery and sales vehicles.  A hypothetical 10% increase in the third quarter of 2011 average price of unleaded gasoline, assuming gasoline usage levels for the quarter ended September 30, 2011, would lead to an annual increase in fuel costs of approximately $0.5 million.

Pension

Our pension plan assets, which were approximately $14.1 million at December 31, 2010 are subject to volatility that can be caused by fluctuations in general economic conditions. Continued market volatility and disruption could cause further declines in asset values, and if this occurs, we may need to make additional pension plan contributions and our pension expense in future years may increase. A hypothetical 10% decrease in the fair value of plan assets at December 31, 2010 would lead to a decrease in the funded status of the plan of approximately $1.4 million.

Other Market Risk

As of September 30, 2011, we have no other material exposure to market risk.

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

In making its assessment of changes in internal control over financial reporting as of September 30, 2011, management has excluded those companies acquired in purchase business combinations during the twelve months ended September 30, 2011. The Company is currently assessing the control environments of these acquisitions.

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

On March 22, 2011, the Court ordered the consolidation of the lawsuits for all purposes, and renamed the consolidated lawsuits “In re Emergent Group Inc. Shareholder Litigation”.  On March 24, 2011, a memorandum of understanding regarding settlement of the consolidated lawsuits (the “MOU”) was agreed to by the Plaintiffs and the Defendants.  Following entry of the MOU the parties entered into a definitive Settlement Agreement, subject to Court approval, that provided in exchange for the Emergent Group’s amendment of its Schedule 14D-9 to include certain supplemental disclosures Plaintiffs will seek an order dismissing all actions alleging claims relating to the Merger and providing a full and final release in favor of the Defendants and their related parties from any claims that arose pursuant to or are related to the Offer or the Merger.  The Defendants have agreed that Emergent Group or its successor or their respective insurers will pay the Plaintiffs’ attorneys’ fees and expenses as are awarded by the Court not to exceed $225,000. At September 30, 2011, we have paid $75,000 and anticipate the remainder of the balance to be paid by our insurers. The Court asked for additional information from the parties during the first preliminary approval hearing and declined to preliminarily approve the settlement.  The second motion to obtain preliminary approval of the Settlement Agreement was filed on July 15, 2011 and was approved on September 7, 2011. Notice of the proposed settlement has been sent to Emergent Group common shareholders and the final settlement hearing will take place on November 9, 2011.

In addition to the foregoing, the Company, from time to time, may become involved in litigation arising out of operations in the normal course of business, including the matters discussed in Item 3 of Part I of the 2010 Annual Report on Form 10-K. As of September 30, 2011, we were not a party to any other pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results, financial position or cash flows. See the additional information in Item 1 of Part I, Note 11, Commitments and Contingencies.

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

Date: November 9, 2011

Universal Hospital Services, Inc.

By	/s/ Gary D. Blackford
Gary D. Blackford,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

By	/s/ Rex T. Clevenger
Rex T. Clevenger,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)