Form 10-K
period 2011-12-31
UNIVERSAL HOSPITAL SERVICES INC
filed 2012-03-22
CIK 886171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒  Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of common stock, $.01 par value, outstanding as of March 1, 2012 was 1,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

UNIVERSAL HOSPITAL SERVICES, INC.

PART I

ITEM 1:  Business

OUR COMPANY

Universal Hospital Services, Inc. (“we”, “our”, “us”, the “Company”, or “UHS”) is a leading nationwide provider of medical equipment management and service solutions to the health care industry. Our customers include national, regional and local acute and long-term acute care hospitals, alternate site providers (such as skilled nursing facilities, specialty hospitals, nursing homes, and home care providers), surgery centers, physicians and medical equipment manufacturers.  We provide our customers solutions across the spectrum of the equipment life cycle as a result of our position as one of the industry’s largest purchasers and outsourcers of medical equipment.  During the year ended December 31, 2011, we owned or managed over 615,000 pieces of medical equipment consisting of 395,000 owned or managed pieces in our medical equipment outsourcing segment and 220,000 pieces of customer owned equipment we managed in our technical and professional services segment. Our diverse medical equipment outsourcing customer base includes more than 4,275 acute care hospitals and approximately 4,425 alternate site providers.  We also have relationships with more than 175 medical equipment manufacturers and many of the nation’s largest group purchasing organizations (“GPOs”) and many of the integrated delivery networks (“IDNs”).  All of our solutions leverage our nationwide network of 84 offices and our more than 70 years of experience managing and servicing all aspects of medical equipment.  Our fees are paid directly by our customers rather than by direct reimbursement from third-party payors, such as private insurers, Medicare, or Medicaid.

We commenced operations in 1939, originally incorporated in Minnesota in 1954 and reincorporated in Delaware in 2001. All of our outstanding capital stock is owned by UHS Holdco, Inc. (“Parent”), which acquired the Company in a recapitalization in May 2007 (the “Transaction”).  Parent is owned by affiliates of Irving Place Capital Merchant Manager III, L.P., “IPC” and certain members of our management.

On April 1, 2011 we completed our acquisition of Emergent Group Inc. (“Emergent Group”) for a total purchase price of approximately $65.3 million as described in Item 15, Note 3, Acquisitions. Emergent Group is a provider of laser and mobile surgical equipment services primarily for the urology community. The results of operations of this acquisition have been included in UHS’s consolidated results of operations since the date of acquisition and also included in the medical equipment outsourcing segment. Effective December 31, 2011, Emergent Group was merged into its principal operating subsidiary, PRI Medical Technologies, Inc. (“PRI Medical”) with PRI Medical the surviving entity. Also, on December 31, 2011, PRI Medical’s name was changed to UHS Surgical Services, Inc. (“Surgical Services”).

On May 31, 2011 we acquired certain assets of an equipment rental division of a medical equipment manufacturer for approximately $6.5 million. The financial results of this acquisition are included in our medical equipment outsourcing segment since the date of acquisition.

On October 3, 2011, we completed the acquisition, effective October 1, 2011, of all of the outstanding stock of a surgical laser equipment service provider for approximately $5.5 million in cash consideration. The $5.5 million purchase price included $0.5 million of debt which was paid off at closing. The financial results of this acquisition are included in our medical equipment outsourcing segment since the date of acquisition.

On January 3, 2012, we completed the acquisition, effective January 1, 2012, of all of the outstanding stock of a surgical laser equipment service provider for approximately $16.4 million in cash consideration, funded primarily from the Senior Secured Credit Facility. This acquisition expands our national footprint in the laser and mobile surgical services market and is not expected to have a material impact on our results of operations or our financial position for the 2012 fiscal year.

As one of the nation’s leading medical equipment management and service solutions companies, we focus on offering our customers comprehensive solutions that help reduce capital and operating expenses, increase equipment and staff productivity, and support improved patient safety and outcomes.

Principles of Consolidation

The consolidated financial statements include the accounts of UHS and of Surgical Services, its wholly owned subsidiary, since its acquisition on April 1, 2011. In addition, in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), we have accounted for our equity investments in entities in which we are the primary beneficiary under the full consolidation method. All significant intercompany transactions and balances have been eliminated through consolidation. As the primary beneficiary, we consolidate the limited liability companies (“LLCs”) referred to in Item 15, Note 13, Limited Liability Companies, as we effectively receive the majority of the benefits from such entities and we provide equipment lease guarantees for such entities.

Medical Equipment Outsourcing Segment - Manage & Utilize

Our flagship business is our medical equipment outsourcing segment, which accounted for $291.8 million, or approximately 78.6%, of our revenues for the year ended December 31, 2011.  This segment represented 78.9% and 78.3% of total revenue for the years ended December 31, 2010 and 2009, respectively.  During the year ended December 31, 2011 we owned or managed over 395,000 pieces in our medical equipment outsourcing segment, primarily in the categories of respiratory therapy, newborn care, critical care, patient monitors, patient handling (which includes fall management, bariatrics, beds, stretchers and wheelchairs), pressure area management (such as therapy surfaces), wound therapy, laser and mobile surgical services (such as CO2, Nd:YAG, Pulse Dye, KTP/YAG, Diode, Greenlight XPS and HPS, Holmium YAG, Lithotripsy and Cryosurgery technology).  Historically, we have purchased and owned directly the equipment used in our medical equipment outsourcing programs.  During 2007, we entered into “revenue sharing” agreements with a select few manufacturers of equipment where the manufacturers retain ownership of the equipment, but UHS takes possession and manages the rental of the equipment to customers. Such arrangements are less capital intensive for us. In January 2010, one of these agreements was modified such that the Company purchased the manufacturer’s equipment it had managed and the revenue share portion of the agreement was terminated.  Additionally, the Company’s revenue share agreement with a manufacturer of negative pressure wound therapy devices expires in October 2012 and the Company provided notice of non renewal to the manufacturer in October of 2011.  In December 2011, the Company purchased $4.5 million of negative pressure wound therapy devices from the manufacturer for the purpose of serving the long-term acute care hospital market.

We currently provide outsourcing services to more than 4,275 acute care hospitals and 4,425 alternate site providers in the United States, including some of the nation’s premier health care institutions.

We have four primary outsourcing programs:

•                  Supplemental and Peak Needs Usage;

•                  Customized Outsourcing Agreements;

•                  Asset360TM Equipment Management Program, (“Asset360 Program”), and

•                  Laser and Mobile Surgical Services.

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

•                  Asset360 Equipment Management Programs. Our Asset360 Program solution allows our customers to fully outsource the responsibilities and costs of effectively managing medical equipment at their facilities, with the added benefit of enhancing equipment utilization. With the Asset360 Program, equipment types and quantities are adjusted to meet changes in patient census and acuity. Our employees work at the customers’ sites to integrate our equipment management process and proprietary management software technology tools into the customers’ day-to-day operations.  We assume full responsibility for having equipment where and when it is needed at the customer’s facility, removing equipment that is no longer in use and sanitizing, testing and repairing equipment as needed between each patient use. We also perform required training and ‘‘in service’’ sessions to keep our customers’ staffs fully-trained and knowledgeable about the use and operation of key equipment.  As of December 31, 2011, we had 77 Asset360 Programs. Traditionally, our Asset360 programs have primarily involved the management of infusion pump devices within hospitals, however, some of these programs have expanded in recent years to include patient handling, negative pressure wound therapy and other equipment; and

•                  Laser and Mobile Surgical Services. Surgical Services provides state of the art lasers and other mobile surgical equipment along with the personnel to operate the equipment. We provide these services to hospitals and surgery centers. Our laser safety officers work in the operating room and support physicians and operating room personnel. The services are offered on a per-procedure basis. Our laser safety officers deliver, set up, and create a safe environment for hospital and clinical personnel operating the equipment and provide all disposable materials needed. Our laser safety officers work closely with our customers to confirm all certifications and credentialing meet requirements to provide on-site services. Our laser safety officers also assist in the operation of facility-owned assets creating a cost-effective alternative to training and staffing their own personnel.  As of December 31, 2011 Surgical Services provided services in 30 states.

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

•                  access new medical equipment and technology without the expense of acquisition on a pay per procedure basis;

•                  increase the productivity and satisfaction of their nursing staffs by allowing them to focus on primary patient care responsibilities, leading to lower attrition rates;

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

In addition to providing significant flexibility, we employ technical, clinical, and financial specialists that directly interact with our customers to ensure we are optimizing our equipment outsourcing solutions. We believe that these experts enhance our ability to deliver on the above specified benefits to our customers.

On July 13, 2010, the U.S. Food and Drug Administration (“FDA”) issued a final order and transition plan to a medical equipment manufacturer to recall all infusion pumps of a certain model currently in use in the United States. The FDA order established the framework for the recall by providing for a cash refund, generally, $1,500 for single channel pumps and $3,000 for triple channel pumps, or a replacement pump to owners within a two-year period. At the time of the recall notice, we owned approximately 11,900 of the applicable infusion pumps.

For the twelve months ended December 31, 2011, we recognized recalled equipment net gains of approximately $15.4 million of which approximately $13.7 million were non-cash gains. Non-cash gains result from receiving a replacement pump for a recalled pump. The gains are a result of the fair market value of the replacement pump less the net book value of the recalled pump. At December 31, 2011, we owned approximately 5,900 of the applicable pumps. We are continuing the process of evaluating the course of action that best meets the infusion technology needs of our customers and our business. As such, we expect to continue to recognize gains and also expect to increase purchases of infusion pumps to replace recalled units as they are accepted by the equipment manufacturer. During the first three quarters of 2012, we expect to recognize recalled equipment net gains between $7.0 and $10.0 million.

Technical and Professional Services Segment — Plan & Acquire; Maintain & Repair

Our technical and professional services segment accounted for $54.1 million, or approximately 14.6%, of our revenues for the year ended December 31, 2011.  This segment represented 14.0% and 14.2% of total revenue for the years ended December 31, 2010 and 2009, respectively.  We leverage our over 70 years of experience and our extensive equipment database in repairing and maintaining medical equipment.  We offer a broad range of inspection, preventative maintenance, repair, logistic and consulting services through our team of approximately 300 technicians and professionals located throughout the United States in our nationwide network of offices, and managed over 220,000 units of customer owned equipment during the year ended December 31, 2011.  In addition, during the year ended December 31, 2011, we serviced over 395,000 units that we own or directly manage.

Our technical and professional services segment offerings provide a complementary alternative for customers that wish to own their medical equipment but lack the infrastructure, expertise, or scale to perform routine maintenance, repair, record keeping, and lifecycle analysis and planning functions.

Our technicians are trained and certified on a wide range of equipment on an ongoing basis directly by equipment manufacturers. Current certifications are maintained and technicians are cross trained to create valuable resources for our customers.  We also operate a quality assurance department to develop and document our own quality standards for our equipment.  We utilize proprietary recordkeeping software to record these services and the records we maintain meet the applicable standards of The Joint Commission, the National Fire Protection Association (“NFPA”) and the FDA These maintenance records are available to our customers and to regulatory agencies to verify the maintenance of the equipment. We have three primary service programs:

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

•                  BioMed360TM Equipment Management Program (“BioMed360 Program”). We also provide full and part-time, on-site, resident-based equipment maintenance programs that deliver all the benefits of our supplemental maintenance and repair programs, but with the addition of a medical equipment management program.  This is a coordinated management of customer owned equipment utilizing UHS employees, subcontractors, and a broad range of equipment management consulting services. As of December 31, 2011, we had 121 resident BioMed360 Programs within this segment, including a large BioMed360 program which began in the third quarter of 2011.

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

Medical Equipment Sales and Remarketing Segment - Redeploy & Remarket

Our medical equipment sales and remarketing segment accounted for $25.2 million, or approximately 6.8%, of our revenues for the year ended December 31, 2011.  This segment represented 7.1% and 7.5% of total revenue for the years ended December 31, 2010 and 2009, respectively.  This segment includes three distinct business activities:

•                  Medical Equipment Remarketing and Disposal. We are one of the nation’s largest buyers and sellers of pre-owned medical equipment.  We buy, source, remarket and dispose of pre-owned medical equipment for our customers and for our own behalf. We provide our customers with the ability to sell their unneeded medical equipment for immediate cash or credit. We provide fair market value assessments and buy-out proposals on equipment the customer intends to trade in for equipment upgrades so that the customer can evaluate the manufacturers’ or alternative offers. Additionally, we can assist customers in obtaining lease financing. Customers can also take advantage of our disposal services, where we dispose of equipment that has no remaining economic value in a safe and environmentally appropriate manner.

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

BUSINESS OPERATIONS

District Offices

As of December 31, 2011, we operated 84 market based district offices, which allow us to provide our equipment management and service solutions to customers in virtually all markets throughout the United States.  Each district office is responsible for servicing their local health care market.  Each office maintains an inventory of locally demanded equipment, parts, supplies, and other items tailored to accommodate the needs of individual customers within its geographical area. Should additional or unusual equipment be required by one of our customers, a district office can draw upon the resources of all of our other districts.  With access to over 395,000 owned or managed pieces of equipment available for customer use, we can most often obtain the necessary equipment within 24 hours.

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

Laser and Mobile Surgical Services

We currently provide laser and mobile surgical services to customers in 30 states. Each location is staffed with full-time laser safety officers and is equipped with a variety of surgical equipment to meet customer needs.

Centralized Functions

Our corporate office is located in suburban Minneapolis, Minnesota. We have centralized many of the key elements of our equipment and service offerings in order to create standardization, and to maximize our operating efficiencies and uniformity of service.  Some of the critical aspects of our business that we have centralized include contract administration, purchasing, pricing, logistics and information technology.

Medical Equipment Fleet

We acquire or manage medical equipment to meet our customers’ needs in eight primary product areas: respiratory therapy, newborn care, critical care, patient monitors, patient handling (which includes fall management, bariatrics, beds, stretchers and wheelchairs), pressure area management (such as therapy surfaces) wound therapy and surgical lasers. We maintain one of the most technologically advanced equipment fleets in the industry, routinely acquiring new and pre-owned equipment to enhance our fleet.  Our specialized equipment portfolio managers evaluate new products each year to keep abreast of current market technology and to determine whether to add new products to our equipment fleet.  In making equipment purchases, we consider a variety of factors, including manufacturer credibility, repair and maintenance costs, anticipated user demand, equipment mobility and anticipated obsolescence.  Historically, we have purchased and owned directly the equipment used in our medical equipment outsourcing programs.  During the year ended December 31, 2011, we owned or managed over 395,000 pieces of equipment available for use by our customers.

In 2011, our ten largest manufacturers of medical equipment supplied approximately 70% (measured in dollars spent) of our direct medical equipment purchases.  In 2011, our two largest medical equipment suppliers, respectively, accounted for approximately 24.6% and 7.7% of our medical equipment purchases (measured in dollars spent).

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

We attribute our historical success to, and believe that our potential for future growth comes from, the following strengths:

Unique position in the health care arena.  We believe that we are unique in providing the largest breadth of comprehensive medical equipment management and service solutions to the health care industry.  While we have competitors that may offer products and services in various stages of the equipment lifecycle, none provide the comprehensive approach to customers that we do.  Our extensive relationships with more than 4,275 hospitals, approximately 4,425 alternate site providers, over 175 medical equipment manufacturers and many of the nation’s largest GPOs and many of the IDNs, of which many are long-standing, present a unique position and value proposition in the health care arena.

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

•                  extensive knowledge and experience in acquiring, managing, maintaining and remarketing medical equipment;

•                  team of technical, clinical, and financial experts; and

•                  performance and reliability in critical times of need by our customers.

Large, modern equipment fleet.  We own or manage an extensive, modern fleet of medical equipment, which during the year ended December 31, 2011, consisted of over 395,000 units available for use to our customers. This modern equipment fleet, along with our quality assurance programs and tools, places us in a leadership position in the areas of quality and patient safety.  It also places us in a unique position to service “high end” acute care hospitals, such as teaching, research or specialty institutions that demand the most current technology to satisfy the increasingly complex needs of their patients.

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

Industry with favorable fundamentals.  Our business benefits from the overall favorable trends in health care in general and our segments in particular.  There is a fundamental shift in the needs of hospitals and alternate site providers from supplemental and peak needs supply of medical equipment to full, on-site equipment management programs.  This move to full outsourcing is not unlike trends in similar services at hospitals including food service, laundry, professional staffing and technology.  The strong fundamentals in our medical equipment outsourcing segment are being driven by the following trends:

•                  Favorable demographic trends.  According to the U.S. Census Bureau, individuals aged 65 and older in the United States comprise the fastest growing segment of the population. This segment is expected to grow to over 70 million individuals by 2030. This represents a 42% increase in the 65 and older segment of the population over the next 20 years. As a result, over time, the number of patients and the volume of hospital admissions are expected to grow.  The aging population and increasing life expectancy are driving demand for health care services.

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

No direct third-party payor reimbursement risk.  Many health care providers rely on payment from patients or reimbursement from third-party payors. Our fees are paid directly by our customers, rather than by third-party payors, such as Medicare, Medicaid, managed care organizations or indemnity insurers. Accordingly, our exposure to uncollectible patient or reimbursement receivables or Medicare or Medicaid reimbursement changes is reduced, as evidenced by our bad debt expense of approximately 0.2%, 0.07% and 0.5% of total revenues for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Technical, clinical and financial specialists. We employ a number of technical, clinical and financial specialists that engage directly with our customers to drive better cost, efficiency and clinical outcomes. Our specialists employ:

•                  Gateway solutions which offer an entry point to the economic buyer and include peak need rentals, technical services, and sales and remarketing;

•                  Vertical solutions to provide clinical offerings tailored to specific patient needs in the areas of wound management, fall management, bariatrics, respiratory therapy, maternal and infant care and laser surgical services; and

•                  Comprehensive solutions through our Asset360 Programs and BioMed360 Programs to drive efficiencies and allow customers to effectively manage costs.

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

•                  increasing the number of hospitals, alternative care facilities, surgery centers, physicians and manufacturers to which we provide services; and

•                  expanding and deepening our relationships with customers and manufacturers to develop more effective and comprehensive offerings tailored to the unique needs of caregivers.

Acquisitions

Since 2005, we have made and successfully integrated six acquisitions, three of which occurred in 2011, that have helped us expand our business, adding additional service offerings, and enabling us to penetrate new geographic regions. The Company continues its focus on potential acquisitions and international growth opportunities. We intend to continue to pursue a disciplined course of growing our business with complementary acquisitions, and we regularly evaluate potential acquisitions.

On April 1, 2011 we completed our acquisition of Emergent Group Inc. (“Emergent Group”) for a total purchase price of approximately $65.3 million, as described in Item 15, Note 3, Acquisitions. The results of operations of this acquisition have been included in UHS’s consolidated results of operations since the date of acquisition and also included in the medical equipment outsourcing segment. Effective December 31, 2011, Emergent Group was merged into its principal operating subsidiary, PRI Medical Technologies, Inc. (“PRI Medical”) with PRI Medical the surviving entity. Also, on December 31, 2011, PRI Medical’s name was changed to UHS Surgical Services, Inc. (“Surgical Services”).

On May 31, 2011 we acquired certain assets of an equipment rental division of a medical equipment manufacturer for approximately $6.5 million. The financial results of this acquisition are included in our medical equipment outsourcing segment since the date of acquisition.

On October 3, 2011, we completed the acquisition, effective October 1, 2011, of all of the outstanding stock of a surgical laser equipment service provider for approximately $5.5 million in cash consideration. The $5.5 million purchase price included $0.5 million of debt which was paid off at closing. The financial results of this acquisition are included in our medical equipment outsourcing segment since the date of acquisition.

Subsequent Event

On January 3, 2012, we completed the acquisition, effective January 1, 2012, of all of the outstanding stock of a surgical laser equipment service provider for approximately $16.4 million in cash consideration, funded primarily from the Senior Secured Credit Facility. This acquisition expands our national footprint in the laser and mobile surgical services market and is not expected to have a material impact on our results of operations or our financial position for the 2012 fiscal year.

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

The market for mobile surgical services is highly fragmented and competitive. Companies, particularly in the laser surgery industry, often compete by price, thereby impacting profit margins. In addition, Surgical Service faces many existing and future competitors of various size and scale. Competitors in our market include HealthTronics, a wholly owned subsidiary of a publicly held company, and multiple privately held local companies. In spite of such competition, we believe that we can compete successfully but can give no assurances with regard to our ability to compete. In addition, the Company’s business could be adversely affected if our customers elect to purchase surgical equipment directly from the manufacturers and hire their own technicians.

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

EMPLOYEES

We had 1,911 regular employees as of December 31, 2011, including 1,703 full-time and 208 part-time employees. Of such employees, 169 were sales representatives, 1,524 were operations personnel and 218 were employed in corporate support functions.

None of our employees are covered by a collective bargaining agreement, and we have experienced no work stoppages to date. We believe that our relations with our employees are good.

INTELLECTUAL PROPERTY

In 2011, the United States Patent and Trademark Office registered our Asset360® and BioMed360® marks in connection with our resident based programs in both our medical equipment outsourcing and technical and professional services segments, respectively. We previously registered with the United States Patent and Trademark Office: “Universal Hospital Services, Inc.,” ‘‘UHS®’’ and the UHS logo; “Equipment Lifecycle Services” and the Equipment Lifecycle Services logo; and “CHAMP.” United States service mark registrations are generally for a term of 10 years, renewable every 10 years if the mark is used in the regular course of business.

We have a domain name registration for UHS.com, which serves as our main website, and my.UHS.com and myservice.UHS.com, which are web-based tools that provide 24 hour on-demand access to equipment reports for all equipment outsourced or maintained by us. In 2011, we registered the domain name OnCareMedical.com featuring our OnCare™ sub-brand for patient handling products.

We have developed a number of proprietary software programs to directly service or support our customers including “inCareTM” which is a medical equipment inventory management system that allows UHS to track the location and usage of equipment we are managing at the customers’ location in our Asset360 Program. “MyUHSTM” is our online ordering and reporting site which accesses our proprietary programs specifically designed to help customers meet medical equipment documentation and reporting needs under applicable regulations and standards, such as those promulgated by the FDA and The Joint Commission. Additionally, this tool provides detail reporting on utilization, compliance, and analytics for management. “inServiceTM” is our equipment maintenance and planning system which houses our work order system and assists in our customers regulatory compliance recordkeeping. “inCommandTM” encompasses the proprietary software tools that allow our employees to manage and maintain our extensive equipment fleet and serve our customers more effectively and efficiently.

MARKETING

We market our programs primarily through our direct sales force, which consisted of 169 professional sales representatives as of December 31, 2011.  Our direct sales force is organized into two regions and twelve sales divisions.  We support our direct sales force with technical, clinical, surgical and financial specialists, who provide comprehensive solutions for our customers. Our national accounts team also supports our direct sales force through its focus on securing national and regional contracts.

We also market through our website, www.uhs.com, participation in numerous national and regional conventions and interaction with industry groups and opinion leaders. Information presented on our website is not incorporated by reference and should not be considered a part of our Annual Report on Form 10-K.

In our marketing efforts, we primarily target key decision makers, such as administrators, chief executive officers, chief financial officers, chief medical officers, and chief nursing officers as well as physicians, directors and managers of functional departments, such as materials management, surgery, purchasing, pharmacy, biomedical services, and central supply. We also promote our programs and services to hospital, surgery centers, manufacturer, and alternate site provider groups and associations.

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

The Patient Protection and Affordable Care Act and The Health Care and Education Responsibility Act of 2010 (together, the “Affordable Care Act”) were signed into law by President Obama in March 2010, and will result in significant reforms to the U.S. health care system and the structure of the health care provider delivery system.  The Affordable Care Act calls for additional transparency around payments made by the pharmaceutical and medical device industries to doctors and teaching hospitals, which may include gifts, food, travel and speaking or consultancy fees. All U.S. manufacturers of drugs, devices, biologics or medical supplies for which payment is available under government-funded health insurance programs (i.e., Medicare, Medicaid and the State Children’s Health Insurance Program) must report to the U.S. Department of Health and Human Services any payment or gift, which represents a “transfer of value,” to a physician or teaching hospital, including detailed information about the nature and value of remuneration provided. Additionally, states may require manufacturers to report information that is not required or is exempted under the federal reporting requirements. For example, a state may require manufacturers to report advertising expenditures, loans of medical devices, in-kind gifts to charities and payments to other recipients, group purchasing organizations and retailers.  We are currently in the process of identifying applicable state reporting requirements as they become effective.

In 2009, the Centers for Medicare & Medicaid Services (“CMS”) issued new regulations regarding physician ownership of rental equipment. The new regulation required changes in the business methods or ownership of some of the LLCs. Promulgation of new laws and regulations, or changes in or re-interpretations of existing laws or regulations, may significantly affect the Surgical Services business, operating results or financial condition. Surgical Services is not currently subject to regulation; however, a court or governmental body could make a determination that the Surgical Services’ business should be regulated. The Company’s operations might be negatively impacted if it had to comply with government regulations.

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

ITEM 1A:  Risk Factors

Our business is subject to various risks and uncertainties. Any of the risks discussed below, or elsewhere in this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission, “SEC”, could materially adversely affect our business, financial condition or results of operations.

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

We require substantial cash to operate our medical equipment outsourcing programs and service our debt.  Our outsourcing programs require us to invest a significant amount of cash in medical equipment purchases.  To the extent that such expenditures cannot be funded from our operating cash flow, borrowings under our senior secured credit facility or other financing sources, we may not be able to grow as currently planned.  We currently expect that over the next 12 months, we will invest approximately $70.0 million in new and pre-owned medical equipment and other capital expenditures.  This estimate is subject to numerous assumptions, including revenue growth, the number of Asset360 Program signings, and any significant changes in customer contracts.  In addition, a substantial portion of our cash flow from operations must be dedicated to servicing our debt and there are significant restrictions on our ability to incur additional indebtedness under our second lien senior indenture and the credit agreement governing our senior secured credit facility.

Primarily because of our debt service obligations and debt refinancing charges and elevated depreciation and amortization charges we have incurred subsequent to the Transaction, we have had a history of net losses.  If we consistently incur net losses, it could result in our inability to finance our business in the future.  We had net losses of $21.1, $29.1 and $18.6 million during the years ended December 31, 2011, 2010 and 2009, respectively.  Our ability to use our United States federal income tax net operating loss carryforwards to offset our future taxable income may be limited.  If we are limited in our ability to use our net operating loss carryforwards in future years in which we have taxable income, we will pay more current taxes than if we were able to utilize our net operating loss carryforwards without limitation, which could harm our results of operations and liquidity.

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

The Company has a defined benefit pension plan covering certain current and former employees.  Although benefits under the pension plan were frozen in 2002, funding obligations under our pension plan continue to be impacted by the performance of the financial markets.  If the financial markets do not provide the long-term returns we have assumed, the likelihood of our being required to make additonal contributions will increase.  The equity markets can be, and recently have been, volatile, and therefore our estimate of future contribution requirements can change dramatically in relatively short periods of time.

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

We believe our customers have been adversely affected by the current global economic downturn and the volatility of the credit and capital markets in recent years, which have led to declines in commercial and consumer spending. The impact of the global economic downturn on our customers may result in, among other things, decreased patient census, decreased number of non-essential patient services, increased uncompensated care and bad debt, increased difficulty obtaining financing on favorable terms and tighter capital and operating budgets.  Many of our customers depend on investment income to supplement inadequate third-party payor reimbursement.  Disruption in the capital and credit markets in recent years has adversely affected the value of many investments, reducing our customers’ ability to access cash reserves to fund their operations.  If current economic conditions continue or worsen, our customers may seek to further reduce their costs and may be unable to pay for our services, resulting in reduced orders, slower payment cycles, increased bad debt, and customer bankruptcies.

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

All of these factors are related to a general economic downturn, which is out of our control, and could have a negative impact on our financial condition.

We have relationships with certain key suppliers, and adverse developments concerning these suppliers could delay our ability to procure equipment or provide certain services, or increase our cost of purchasing equipment.

We purchased medical equipment from approximately 150 manufacturers in 2011.  Our ten largest manufacturers of medical equipment accounted for approximately 70% of our direct medical equipment purchases in 2011.  Adverse developments concerning key suppliers or our relationships with them could force us to seek alternative sources for our medical equipment or to purchase such equipment on less unfavorable terms.  A delay in procuring equipment or an increase in our cost to purchase equipment could limit our ability to provide equipment to our customers on a timely and cost-effective basis.  In addition, if we do not have access to certain parts, or if manufacturers do not provide access to the appropriate equipment manuals or training, we may not be able to provide certain technical and professional services.

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

Our competitors may engage in significant competitive practices, which could cause us to lose market share, reduce prices, or increase expenditures.

Our competition may engage in competitive practices that could cause us to lose market share, reduce our prices, or increase our expenditures.  For example, competitors may sell significant amounts of surplus equipment or sell capital equipment at a lower gross margin to obtain the future repeat sales of disposables for a higher gross margin, thereby decreasing the demand for our equipment rental services. Additionally, the market for surgical laser services is very competitive and our competitors often compete by lowering prices, thus impacting gross margin.

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

For the year ended December 31, 2011, approximately 69% of our outsourcing revenue was derived from customers that contracted with us or from hospitals and other providers that purchased equipment or services from us through a GPO that contracted with us on behalf of its members.  The source of the remaining 31% of revenue was from customers that do not purchase equipment or services from us through a GPO contract.  Our customers are generally not obligated to outsource our equipment under long-term commitments.  In addition, many of our customers do not sign written contracts with us fixing the rights and obligations of the parties regarding matters such as billing, liability, warranty or use.  Therefore, we face risks such as fluctuations in usage, inaccurate or false reporting of usage by customers and disputes over liabilities related to equipment use.  We do not have written contracts with some of our Asset360 Program customers for which we provide a substantial portion of the medical equipment that they use and provide substantial staffing resources.  The non-contracted services we provide could be terminated by the customer without notice or payment of any termination fee.  A large number of such terminations may adversely affect our ability to generate revenue growth and sufficient cash flows to support our growth plans.  In addition, those customers with long-term commitments may have contracts that do not permit us to raise our prices, yet our cost to serve may increase. Any of these risks could reduce our ability to operate and expand our business.

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

Regulations related to our Limited Liability Companies could change.

In 2009, the Centers for Medicare & Medicaid Services (“CMS”) issued new regulations regarding physician ownership of rental equipment. The new regulation required changes in the business methods or ownership of some of the LLCs. Promulgation of new laws and regulations, or changes in or re-interpretations of existing laws or regulations, may significantly affect the laser and mobile surgical services business, operating results or financial condition. Surgical Services is not currently subject to regulation; however, a court or governmental body could make a determination that the Surgical Services’ business should be regulated. The Company’s operations might be negatively impacted if it had to comply with government regulations.

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

ITEM 1B:  Unresolved Staff Comments

None.

ITEM 2:  Properties

As of December 31, 2011, we operated 84 full service district offices nationwide, 10 laser surgical services locations and six technical service Centers of Excellence.  We lease all of our district offices as well as surgical services locations and Centers of Excellence. The average square footage of our non-corporate locations is approximately 9,000 square feet. Our full service district offices support all of our business segments.  Our corporate office is located at a 41,000 square foot leased facility in a suburb of Minneapolis, Minnesota.  During the second quarter of 2011, we provided the landlord of our corporate office with notice of termination of our lease. We anticipate moving into our new location, which is also located suburban Minneapolis, MN, in April 2012.

ITEM 3:  Legal Proceedings

The Company, from time to time, may become involved in litigation arising out of operations in the normal course of business.  Asserted claims are subject to many uncertainties and the outcome of individual matters is not predictable.

On October 19, 2009, Freedom Medical, Inc. filed a lawsuit against the Company and others in U.S. District Court for the Eastern District of Texas. The federal complaint alleges violation of state and federal antitrust laws, tortious interference with business relationships, business disparagement and common law conspiracy in connection with the biomedical equipment rental market. Freedom Medical, Inc. is seeking unspecified damages and injunctive relief. While we believe these claims are without merit, and will vigorously defend against them, we are unable at this time to determine the ultimate outcome of this matter or determine the effect it may have on our business, financial condition or results of operations. We have been seeking coverage for the Freedom Medical, Inc. lawsuit from a number of our insurance carriers.  On December 30, 2011 two of the insurance carriers, Lexington Insurance Company and National Union Fire Insurance Company of Pittsburgh, Pa., served us with a Minnesota state court complaint seeking a declaration that they have no obligation to cover certain claims of Freedom Medical, Inc.’s lawsuit.  On January 11, 2012, we filed our own suit, venued in Texas state court, against all of the carriers currently implicated by Freedom Medical, Inc.’s allegations.  This action seeks, among other things, a declaration of coverage as to Freedom Medical, Inc.’s suit.  We are unable at this time to determine the ultimate outcome of this matter or determine the effect it may have on our business, financial condition or results of operations.

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

On March 22, 2011, the Court ordered the consolidation of the lawsuits for all purposes, and renamed the consolidated lawsuits “In re Emergent Group Inc. Shareholder Litigation”.  On March 24, 2011, a memorandum of understanding regarding settlement of the consolidated lawsuits (the “MOU”) was agreed to by the Plaintiffs and the Defendants.  Following entry of the MOU the parties entered into a definitive Settlement Agreement, subject to Court approval, that provided in exchange for the Emergent Group’s amendment of its Schedule 14D-9 to include certain supplemental disclosures Plaintiffs would seek an order dismissing all actions alleging claims relating to the Merger and providing a full and final release in favor of the Defendants and their related parties from any claims that arose pursuant to or are related to the Offer or the Merger.  The Defendants agreed that Emergent Group or its successor or their respective insurers will pay the Plaintiffs’ attorneys’ fees and expenses as are awarded by the Court not to exceed $225,000. At December 31, 2011, we have paid $75,000 and anticipate the remainder of the balance to be paid by our insurers. Notice of the proposed settlement was sent to Emergent Group common shareholders and the Court entered a final order and judgment approving the settlement on January 9, 2012, which included approval of the sum of $225,000 for the payment of Plaintiffs’ attorneys’ fees and expenses.

As of December 31, 2011, we were not a party to any other pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results, financial position or cash flows.

ITEM 4:  Mine Safety Disclosures

Not applicable.

PART II

ITEM 5:  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 1, 2012, Parent owns, and at all times during 2011 and 2010 Parent has owned, all 1,000 shares of our common stock, par value $.01 per share. There is no established public trading market for our common stock. Prior to 2011, the Company did not declare or pay any cash dividends.

On June 8, 2011 the Company and Parent’s Boards of Directors declared a dividend of $0.12 per share to the Parent’s shareholders of record on June 10, 2011 and a $0.12 per share equity distribution to be paid to the holders of vested options on the Parent’s stock as of June 10, 2011, subject to the consummation of the note offering which occurred on June 17, 2011 (see Item 15, Note 8, Long-term Debt), and payable on July 1, 2011.

Also on June 8, 2011, the Boards of Directors declared an equity distribution of $0.12 per option to holders of outstanding options on the Parent’s stock on June 10, 2011 that are scheduled to vest on December 31, 2011, 2012, 2013, 2014, and 2015.

Our debt instruments contain certain restrictions on our ability to pay cash dividends on our common stock (see the information regarding our Notes and senior secured credit facility contained under the caption “Liquidity and Capital Resources” in Item 7 of this Annual Report on Form 10-K).

We did not repurchase any of our equity securities during 2011.

ITEM 6:  Selected Financial Data

The selected financial data is presented below under the captions “Consolidated Statement of Operations Data,” “Other Financial Data,” “Other Operating Data” and “Consolidated Balance Sheet Data” for and as of the periods presented below.  The selected financial data presented below is qualified in its entirety by, and should be read in conjunction with, the financial statements and notes thereto and other financial and statistical information included elsewhere in this Annual Report on Form 10-K, including the information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

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

					Seven	Five
					Months	Months
					Ended	Ended
	Years Ended December 31,				December 31,	May 31,
	2011	2010	2009	2008	2007	2007
(in thousands)	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
Consolidated Statement of Operations Data:
Total revenues	$370,999	$317,422	$297,204	$289,119	$156,454	$107,522
Cost of medical equipment outsourcing, sales and service	241,830	209,048	196,536	191,930	106,422	62,696
Gross margin	129,169	108,374	100,668	97,189	50,032	44,826

Selling, general and administrative:
Transaction and related costs	—	—	—	—	306	26,891
Intangible asset impairment charge	—	—	—	4,000	—	—
Acquisition and integration expenses	3,483	—	—	—	—	—
Other selling, general and administrative	100,948	89,336	84,225	85,166	48,647	28,692
Total selling, general and administrative	104,431	89,336	84,225	89,166	48,953	55,583
Operating income (loss)	24,738	19,038	16,443	8,023	1,079	(10,757)
Interest expense	55,020	46,457	46,505	46,878	26,322	13,829
Loss on extinguishment of debt	—	—	—	—	1,041	22,396
Consolidated loss before income taxes	(30,282)	(27,419)	(30,062)	(38,855)	(26,284)	(46,982)
Provision (benefit) for income taxes	(9,682)	1,692	(11,489)	(15,359)	(10,188)	492
Net income attributable to non controlling interest	451	—	—	—	—	—
Net loss attributable to Universal Hospital Services, Inc.	$(21,051)	$(29,111)	$(18,573)	$(23,496)	$(16,096)	$(47,474)

					Seven	Five
					Months	Months
					Ended	Ended
	Years Ended December 31,				December 31,	May 31,
(dollars in thousands)	2011	2010	2009	2008	2007	2007
Other Financial Data:
Net cash provided by operating activities	$57,691	$76,156	$55,988	$56,249	$(4,495)	$34,318
Net cash used in investing activities	(153,219)	(74,205)	(50,550)	(71,395)	(370,870)	(48,060)
Net cash provided by (used in) financing activities	$96,689	$(1,951)	$(17,444)	$27,152	$375,365	$13,742

Other Operating Data (as of end of period):
Medical equipment (approximate number of owned outsourcing units)	248,000	231,000	223,000	211,000	194,000	185,000
District offices	84	84	84	84	80	79
Number of outsourcing hospital customers	4,275	4,250	4,200	4,125	3,875	3,800
Number of total outsourcing customers	8,700	8,600	8,450	8,150	7,450	7,200

Depreciation and amortization	$96,612	$91,739	$87,047	$85,823	$48,813	$22,823
Intangible asset impairment charge	—	—	—	4,000	—	—
EBITDA(1)(2)	120,899	110,777	103,490	97,846	48,851	(10,330)
Dividend and equity distribution	34,500	—	—	—	—	—

	As of December 31,
	2011	2010	2009	2008	2007
(in thousands)	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)
Consolidated Balance Sheet Data:
Working capital (3)	$26,608	$23,550	$32,352	$22,754	$18,778
Total assets	940,007	833,028	835,403	877,725	878,752
Total debt	671,097	525,045	518,619	531,343	497,335
Shareholders’ equity	94,526	146,739	173,991	188,451	223,695

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

(2)         The following is a reconciliation of net cash provided by operating activities to EBITDA:

					Seven	Five
					Months	Months
					Ended	Ended
	Years Ended December 31,				December 31,	May 31,
	2011	2010	2009	2008	2007	2007
(in thousands)	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
Net cash provided by (used in) operating activities	$57,691	$76,156	$55,988	$56,249	$(4,495)	$34,318
Changes in operating assets and liabilities	593	(2,064)	6,159	3,601	34,502	(27,805)
Other and non-cash expenses	17,277	(11,464)	6,327	6,477	2,710	(31,164)
Provision (benefit) for income taxes	(9,682)	1,692	(11,489)	(15,359)	(10,188)	492
Interest expense	55,020	46,457	46,505	46,878	26,322	13,829
EBITDA	$120,899	$110,777	$103,490	$97,846	$48,851	$(10,330)

(3)         Represents total current assets (excluding cash and cash equivalents) less total current liabilities (excluding current portion of long-term debt).

Segment Information

	Year Ended December 31, 2011
(in thousands)	Medical Equipment Outsourcing	Technical and Professional Services	Medical Equipment Sales and Remarketing	Corporate and Unallocated	Total
Revenues	$291,753	$54,058	$25,188	$—	$370,999
Cost of revenue	113,546	40,518	19,734	—	173,798
Medical equipment depreciation	68,032	—	—	—	68,032
Gross margin	$110,175	$13,540	$5,454	$—	$129,169

Total assets	$464,360	$84,483	$18,603	$372,561	$940,007

	Year Ended December 31, 2010
(in thousands)	Medical Equipment Outsourcing	Technical and Professional Services	Medical Equipment Sales and Remarketing	Corporate and Unallocated	Total
Revenues	$250,455	$44,426	$22,541	$—	$317,422
Cost of revenue	91,520	31,690	16,342	—	139,552
Medical equipment depreciation	69,496	—	—	—	69,496
Gross margin	$89,439	$12,736	$6,199	$—	$108,374

Total assets	$409,315	$85,175	$18,603	$319,935	$833,028

	Year Ended December 31, 2009
(in thousands)	Medical Equipment Outsourcing	Technical and Professional Services	Medical Equipment Sales and Remarketing	Corporate and Unallocated	Total
Revenues	$232,623	$42,395	$22,186	$—	$297,204
Cost of revenue	83,553	30,539	18,177	—	132,269
Medical equipment depreciation	64,267	—	—	—	64,267
Gross margin	$84,803	$11,856	$4,009	$—	$100,668

Total assets	$420,940	$85,867	$18,603	$309,993	$835,403

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

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are a leading nationwide provider of medical equipment management and service solutions to the health care industry. Our customers include national, regional and local acute care hospitals, alternate site providers (such as skilled nursing facilities, specialty hospitals, nursing homes, and home care providers), surgery centers, physicians and medical equipment manufacturers. We provide our customers solutions across the spectrum of the equipment life cycle as a result of our position as one of the industry’s largest purchasers and outsourcers of medical equipment. During the year ended December 31, 2011, we owned or managed over 615,000 pieces of medical equipment consisting of 395,000 owned or managed pieces in our medical equipment outsourcing segment and 220,000 pieces of customer owned equipment we managed in our technical and professional services segment. Our diverse medical equipment outsourcing customer base includes more than 4,275 acute care hospitals and approximately 4,425 alternate site providers.  We also have relationships with more than 175 medical equipment manufacturers and all of the nation’s largest group purchasing organizations (“GPOs”) and many of the integrated delivery networks (“IDNs”).  All of our solutions leverage our nationwide network of 84 offices and our more than 70 years of experience managing and servicing all aspects of medical equipment.  Our fees are paid directly by our customers rather than from direct reimbursement from third-party payors, such as private insurers, Medicare, or Medicaid.  We commenced operations in 1939, originally incorporated in Minnesota in 1954 and reincorporated in Delaware in 2001.  Historically, we have experienced significant and sustained growth. Our overall growth strategy is to continue to grow both organically and through strategic acquisitions. In 2011, we continued our focus on acquisitions and international growth opportunities.

As one of the nation’s leading medical equipment lifecycle services companies, we design and offer comprehensive solutions for our customers that help reduce capital and operating expenses while increasing equipment and staff productivity and support improved patient safety and outcomes.

On April 1, 2011 we completed our acquisition of Emergent Group Inc. (“Emergent Group”) for a total purchase price of approximately $65.3 million, as described in Item 15, Note 3, Acquisitions.  The results of operations of this acquisition have been included in UHS’s consolidated results of operations since the date of acquisition and also included in the medical equipment outsourcing segment. Effective December 31, 2011, Emergent Group was merged into its principal operating subsidiary, PRI Medical Technologies, Inc. (“PRI Medical”) with PRI Medical the surviving entity. Also, on December 31, 2011, PRI Medical’s name was changed to UHS Surgical Services, Inc. (“Surgical Services”).

On May 31, 2011 we acquired certain assets of an equipment rental division of a medical equipment manufacturer for approximately $6.5 million. The financial results of this acquisition are included in our medical equipment outsourcing segment since the date of acquisition.

On October 3, 2011, we completed the acquisition, effective October 1, 2011, of all of the outstanding stock of a surgical laser equipment service provider for approximately $5.5 million in cash consideration. The $5.5 million purchase price included $0.5 million of debt which was paid off at closing. The financial results of this acquisition are included in our medical equipment outsourcing segment since the date of acquisition.

Principles of Consolidation

The consolidated financial statements include the accounts of UHS and of Surgical Services, its wholly owned subsidiary. In addition, in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), we have accounted for our equity investments in entities in which we are the primary beneficiary under the full consolidation method. All significant intercompany transactions and balances have been eliminated through consolidation. As the primary beneficiary, we consolidate the limited liability companies (“LLCs”) referred to in Item 15, Note 13, Limited Liability Companies, as we effectively receive the majority of the benefits from such entities and we provide equipment lease guarantees for such entities.

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

All of our outstanding capital stock is owned by UHS Holdco, Inc. (“Parent”), which acquired the Company in a recapitalization in May 2007, (the “Transaction”). Parent is owned by affiliates of Irving Place Capital Merchant Manager III, L.P., “IPC”, and certain members of our management.

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

For indefinite lived intangible assets, including goodwill and trade names, we review for impairment annually and upon the occurrence of certain events as required by Accounting Standards Codification (“ASC”) Topic 350, “Intangibles — Goodwill and Other.” We monitor the occurrence of certain events quarterly. For goodwill, possible impairment is evaluated based on the estimated fair value of each reporting unit. Our reporting units are medical equipment outsourcing, technical and professional services, and medical equipment sales and remarketing. The fair value of each reporting unit incorporates multiple inputs including discounted cash flow calculations, peer company earnings multiples, and assumptions that market participants would make in valuing the reporting unit. Other assumptions include future business growth, earnings projections, capital expenditures, changes in working capital and the weighted average cost of capital used for purposes of discounting. Projecting discounted future cash flows requires us to make significant estimates regarding the assumptions noted above. The projections also take into account several factors including current and estimated economic trends and outlook, and other factors which are beyond our control. Each reporting unit constitutes a business for which discrete financial information is available and management reviews its operating results. As of December 31, 2011, the fair value of goodwill for each reporting unit significantly exceeded its respective carrying value. No goodwill impairments have been recognized in 2011, 2010, or 2009.

We annually review for impairment our trade names that have indefinite lives and are not amortized.  Our calculation of estimated fair value is made using the “relief from royalty method,” which assumes that a trade name has a fair value equal to the present value of the royalty attributed to it.  The royalty income attributable to a trade name represents the hypothetical cost savings that are derived from owning the trade name versus paying royalties to license the trade name from another owner.  Accordingly, we estimate a fair royalty that a licensee would pay, on a percentage of revenue basis, to obtain a license to utilize the trade name for each of our medical equipment outsourcing and technical and professional services segments. As of December 31, 2011, the estimated fair values of our medical equipment outsourcing segment trade name and our technical and professional services segment trade name exceeded their respective carrying value.  During the fourth quarter of 2011, the Company implemented a rebranding strategy with respect to its laser surgical services business whereby the Company changed the legal name of PRI Medical Technologies, Inc. to UHS Surgical Services, Inc. and ceased using the PRI Medical trade name as of December 31, 2011 (see Item 15, Note 3, Acquisitions). Accordingly, management determined in the fourth quarter of 2011 that it was appropriate to change the estimated remaining useful life of the PRI Medical trade name from 114 months to 3 months.

For long-lived and amortizable intangible assets, an impairment is evaluated when an event (such as those noted in ASC 360) is indicated.  This evaluation is conducted at the lowest level of identifiable cash flows for the long-lived and amortizable asset subject to evaluation.  If there is an indication of impairment based on this evaluation of undiscounted cash flows versus carrying value, impairment is measured based on the estimated fair value of the long-lived or amortizable asset in comparison to its carrying value.  Our amortizable intangible assets consist of the following discrete items:  customer relationships, a supply agreement, a technology databases, non-compete agreements and favorable lease agreements.  For other long-lived assets, primarily movable medical equipment, we continuously monitor specific makes/models for events such as product recalls or obsolescence.

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

RESULTS OF OPERATIONS

The following table provides information on the percentages of certain items of selected financial data compared to total revenues. The table also indicates the percentage increase or decrease comparing fiscal 2011 to 2010 and 2010 to 2009.

	Percent of Total Revenues			Percent Increase (Decrease)
	Year Ended December 31,			Year Ended December 31,
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Revenue
Medical equipment outsourcing	78.6%	78.9%	78.3%	16.5%	7.7%
Technical and professional services	14.6	14.0	14.2	21.7	4.8
Medical equipment sales and remarketing	6.8	7.1	7.5	11.7	1.6
Total revenues	100.0%	100.0%	100.0%	16.9%	6.8%

Cost of Revenue
Cost of medical equipment outsourcing	30.6	28.8	28.1	24.1	9.5
Cost of technical and professional services	10.9	10.0	10.3	27.9	3.8
Cost of medical equipment sales and remarketing	5.3	5.2	6.1	20.8	(10.1)
Medical equipment depreciation	18.3	21.9	21.6	(2.1)	8.1
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	65.1	65.9	66.1	15.7	6.4
Gross margin	34.9	34.1	33.9	19.2	7.7

Selling, general and administrative	27.2	28.1	28.4	13.0	6.1
Acquisition and intergration expenses	1.0	—	—	*	*
Operating income (loss)	6.7	6.0	5.5	29.9	15.8

Interest expense	14.8	14.6	15.6	18.4	(0.1)
Loss before income taxes	(8.1)	(8.6)	(10.1)	10.4	(8.8)

Provision (benefit) for income taxes	(2.6)	0.6	3.9	*	*
Net Loss	(5.5)%	(9.2)%	(6.2)%	(29.2)%	56.7%

* Not meaningful

Results of Operations for the Year Ended December 31, 2011 compared to the Year Ended December 31, 2010

Medical Equipment Outsourcing Segment — Manage & Utilize

(in thousands)

	Year Ended
	December 31,
	2011	2010	Change	% Change
Total revenue	$291,753	$250,455	$41,298	16.5%
Cost of revenue	113,546	91,520	22,026	24.1
Medical equipment depreciation	68,032	69,496	(1,464)	(2.1)
Gross margin	$110,175	$89,439	$20,736	23.2

Gross margin %	37.8%	35.7%

Gross margin	$110,175	$89,439	$20,736	23.2
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of medical equipment	4,825	12,713	(7,888)	(62.0)
Gross margin, before purchase accounting adjustments	$115,000	$102,152	$12,848	12.6%

Gross margin %, before purchase accounting adjustments	39.4%	40.8%

Total revenue in the medical equipment outsourcing segment for the year ended December 31, 2011 increased by $41.3 million, or 16.5%, to $291.8 million as compared to the same period of 2010. The increase was primarily due to revenues of $25.4 million from our laser surgical services business, which we acquired on April 1, 2011, as well as revenue related to recalled equipment of $15.8 million, the net addition of seven Asset360TM Program (“Asset360”) customers and increased revenues driven by incremental business from new and existing technology, both owned and managed.

Total cost of revenue in the segment for the year ended December 31, 2011 increased by $22.0 million, or 24.1%, to $113.5 million as compared to the same period of 2010. Cost of revenue in this segment relates primarily to employee-related expenses, equipment repair and maintenance charges related to our movable medical equipment fleet, occupancy and freight charges. The increase, in addition to the costs of $13.6 million related to our new laser surgical services business, is attributable to increased employee-related, vehicle, equipment repair, and other expenses of $5.2, $1.4, $1.0 and $0.8 million, respectively.

Medical equipment depreciation for the year ended December 31, 2011 decreased by $1.5 million, or 2.1%, to $68.0 million as compared to the same period of 2010. The decrease was due to the decrease in purchase accounting adjustments related to the step-up in carrying value of our medical equipment related to our 2007 recapitalization. Depreciation of those purchase accounting adjustments was completed in May of 2011. Medical equipment depreciation for the years ended December 31, 2011 and 2010 includes $4.4 and $12.0 million, respectively, of charges relating to purchase accounting adjustments related to the 2007 step-up in carrying value of medical equipment.

Gross margin percentage for the medical equipment outsourcing segment was 37.8% and 35.7%, for the years ended December 31, 2011 and 2010, respectively.

Gross margin percentage, before purchase accounting adjustments was 39.4% and 40.8%, for the years ended December 31, 2011 and 2010, respectively.

Technical and Professional Services Segment — Plan & Acquire; Maintain & Repair

(in thousands)

	Year Ended
	December 31,
	2011	2010	Change	% Change
Total revenue	$54,058	$44,426	$9,632	21.7%
Cost of revenue	40,518	31,690	8,828	27.9
Gross margin	$13,540	$12,736	$804	6.3

Gross margin %	25.0%	28.7%

Gross margin	$13,540	$12,736	$804	6.3
Purchase accounting adjustments, primarily non-cash charges related to favorable lease commitments	9	11	(2)	(18.2)
Gross margin, before purchase accounting adjustments	$13,549	$12,747	$802	6.3%
Gross margin %, before purchase accounting adjustments	25.1%	28.7%

Total revenue in the technical and professional services segment for the year ended December 31, 2011 increased by $9.6 million, or 21.7% to $54.1 million as compared to the same period of 2010.  During the year ended December 31, 2011, we experienced an increase of $7.8 and $2.4 million in our provider and manufacturer service businesses, respectively, offset by a decrease in other revenues of $0.6 million. The manufacturer service increase was primarily attributable to securing longer term and higher value contracts.

Total cost of revenue in the segment for the year ended December 31, 2011 increased by $8.8 million, or 27.9%, to $40.5 million as compared to the same period of 2010. Cost of revenue consists primarily of employee-related expenses, vendor expenses and occupancy charges.  This increase was primarily attributable to increases in expenses associated with our provider and manufacturer services unit of $7.1 and $2.3 million, partially offset by a $0.6 million decrease in other charges of $0.6 million, respectively.

Gross margin percentage for the technical and professional services segment was 25.0% and 28.7% for the years ended December 31, 2011 and 2010, respectively.  Gross margin percentage will fluctuate based on the variability of third-party vendor expenses in our BioMed360TM equipment management programs (“BioMed360 Program”), and supplemental service programs. Additionally, gross margin includes revenues and expenses related to a large BioMed360 Program, which began during the third quarter of 2011, whose gross margin percentage is expected to be lower than our historical service gross margins.

Medical Equipment Sales and Remarketing Segment — Redeploy & Remarket

(in thousands)

	Year Ended
	December 31,
	2011	2010	Change	% Change
Total revenue	$25,188	$22,541	$2,647	11.7%
Cost of revenue	19,734	16,342	3,392	20.8
Gross margin	$5,454	$6,199	$(745)	(12.0)
Gross margin %	21.7%	27.5%

Gross margin	$5,454	$6,199	$(745)	(12.0)
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of our medical equipment	33	233	(200)	(85.7)
Gross margin, before purchase accounting adjustments	$5,487	$6,432	$(945)	(14.7)%
Gross margin %, before purchase accounting adjustments	21.8%	28.5%

Total revenue in the medical equipment sales and remarketing segment for the year ended December 31, 2011 increased by $2.6 million, or 11.7%, to $25.2 million as compared to the same period of 2010. The increase was primarily driven by an increase in disposable sales of $4.4 million offset by decreases in new and pre-owned equipment sales of $1.2 and $0.6 million, respectively.

Total cost of revenue in the segment for the year ended December 31, 2011 increased by $3.4 million, or 20.8%, to $19.7 million as compared to the same period of 2010. The increase was due to increases in the costs of disposable and other sales of $3.7 and $0.3 million, respectively, offset by a decrease in the cost of new equipment sales of $0.6 million.

Gross margin percentage for the medical equipment sales and remarketing segment was 21.7% and 27.5% for the years ended December 31, 2011 and 2010, respectively.

Gross margin percentage, before purchase accounting adjustments, for the medical equipment sales and remarketing segment was 21.8% and 28.5% for the years ended December 31, 2011 and 2010, respectively.

During the year ended December 31, 2011, gross margin percentage and gross margin percentage, before purchase accounting adjustments, will fluctuate based on the transactional nature and product mix of the business.

Selling, General and Administrative and Interest Expense

(in thousands)

	Year Ended
	December 31,
	2011	2010	$ Change	% Change
Selling, general and administrative	$100,948	$89,336	$11,612	13.0%
Acquisition and integration expenses	3,483	—	3,483	*
Interest expense	55,020	46,457	8,563	18.4

* Not meaningful

Selling, General and Administrative

Selling, general, and administrative expenses for the year ended December 31, 2011 increased by $11.6 million, or 13.0%, to $100.9 million as compared to the same period of 2010. Selling, general, and administrative expenses consist primarily of employee-related expenses, professional fees, occupancy charges, bad debt expense, depreciation and amortization. The increase is due to the inclusion of $9.6 million of selling, general, and administrative expenses related to Surgical Services, which includes the accelerated amortization of $4.1 million related to the associated trade name. In conjunction with a rebranding strategy implemented in the fourth quarter related to our laser surgical services business, the former name (PRI Medical Technologies, Inc.) was retired and the related amortization was accelerated over the remaining estimated life, which ended December 31, 2011. In addition to the items listed above, the increase was primarily due to increases in outside services and employee-related expenses of $3.4 and $0.7 million, respectively. These increases were partially offset by a decrease in non-cash stock compensation expense of $2.9 million, which was primarily related to an August 2010 amendment to our stock option plan. Additionally, selling, general, and administrative expenses were negatively impacted by $0.8 million related to the Company providing notice of termination of our corporate headquarters lease. Selling, general, and administrative expense as a percentage of total revenue was 27.2% and 28.1% for the years ended December 31, 2011 and 2010, respectively.

Interest Expense

Interest expense for the year ended December 31, 2011 increased by $8.6 million, or 18.4%, to $55.0 million as compared to the same period of 2010. This increase was mainly attributable to the interest and deferred financing costs related to the $175.0 million in PIK Toggle Notes that were issued during the second quarter of 2011. Interest expense includes amortization of deferred financing fees associated with our debt of $3.1 and $2.6 million for years ended December 31, 2011 and 2010, respectively.

Income Taxes

Income taxes were a benefit of $9.7 million and an expense of $1.7 million for the years ended December 31, 2011 and 2010, respectively. The 2011 tax benefit is primarily attributable to discrete tax benefits resulting from our acquisitions of the stock of Emergent Group in the 2011 second quarter and the stock of surgical laser equipment service provider in the 2011 fourth quarter. We evaluate the recoverability of our deferred tax assets by scheduling the expected reversals of deferred tax assets and liabilities in order to determine whether net operating loss carry forwards are recoverable prior to expiration. During 2010, we determined that it was no longer more likely than not that all of our net operating loss carry forwards will be recovered prior to their expiration based on the expected reversals of these deferred tax assets and liabilities, future earnings, or other assumptions. Accordingly, we established a valuation allowance in 2010 and, since that time, we have continued to recognize this uncertainty. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

Net Loss

Net loss was $21.1 and $29.1 million for the years ended December 31, 2011 and 2010, respectively.

EBITDA

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was $120.9 and $110.8 million for the years ended December 31, 2011 and 2010, respectively.  EBITDA for the year ended December 31, 2011 was positively impacted by increased activity in our medical equipment outsourcing segment, gains related to recalled equipment, and the inclusion of Surgical Services.

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

Total revenue in the medical equipment outsourcing segment for the year ended December 31, 2010 increased by $17.8 million, or 7.7%, to $250.5 million as compared to the same period of 2009. The increase was primarily driven through the net addition of nine Asset360TM Program customers, revenue related to recalled equipment of $5.3 million, and increased revenues driven by incremental business from new and existing technology, both owned and managed.

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

Gross margin percentage for the technical and professional services segment was 28.7% and 28.0% for the years ended December 31, 2010 and 2009, respectively.  Gross margin percentage will fluctuate based on the variability of third-party vendor expenses in our BioMed360TM equipment management programs, or “BioMed360 Program” and supplemental service programs.

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

Selling, General and Administrative

Selling, general, and administrative expenses for the year ended December 31, 2010 increased by $5.1 million, or 6.1%, to $89.3 million as compared to the same period of 2009. Selling, general, and administrative expenses consist primarily of employee-related expenses, professional fees, occupancy charges, bad debt expense, depreciation and amortization.  The increase is primarily attributable to higher stock option, employee-related, and other expenses of $6.0, $1.2 and $0.8 million, respectively.  These increases were partially offset by a decrease in bad debt and outside services expense of $1.3 and $1.6 million, respectively. During the third quarter of 2010, an amendment of option agreement vesting provisions resulted in the acceleration of vesting of options to purchase approximately 2,996,000 shares of stock of our parent company, as described in Item 15, Note 11 of our financial statements under Part IV, Item 15, of this Annual Report on Form 10-K. The amendment accounts for $5.8 million of the $7.3 million of non-cash stock compensation expense recorded for the year ended December 31, 2010. Selling, general, and administrative expense as a percentage of total revenue was 28.1% and 28.4% for the years ended December 31, 2010 and 2009, respectively.

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

EBITDA

EBITDA was $110.8 and $103.5 million for the years ended December 31, 2010 and 2009, respectively.  EBITDA for the year ended December 31, 2010 was positively impacted by increased activity in our medical equipment outsourcing segment offset by purchase accounting adjustments related to the Transaction.

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

LIQUIDITY AND CAPITAL RESOURCES

Financing Structure. Our major sources of funds are comprised of $405.0 million aggregate principal amount of notes, $230.0 million aggregate principal amount of floating rate notes, $195.0 million senior secured credit facility, and $18.2 million of vehicle leases. Our remaining $9.9 million 10.125% Senior Notes were redeemed in 2010.

PIK Toggle Notes. Our 8.50% / 9.25% PIK Toggle Notes due 2015 (the “PIK Toggle Notes”) consist of $230.0 million aggregate principal amount of PIK Toggle Notes issued on May 31, 2007 (the “Existing Notes”), and $175.0 million aggregate principal amount of PIK Toggle Notes issued on June 17, 2011 (the “Additional Notes”) for a total aggregate outstanding principal amount of $405.0 million.  All of the PIK Toggle Notes were issued under a Second Lien Senior Indenture dated as of May 31, 2007 (the “Second Lien Senior Indenture”).

The Additional Notes were issued in a private placement, at a premium of 102.250% for an aggregate total of $178.9 million in proceeds and are subject to the same terms as the Existing Notes under the Second Lien Senior Indenture. The premium is being amortized over the remaining life of the Additional Notes using the effective interest rate of 7.824%.  The proceeds of the issuance of the Additional Notes were used to (i) repay the revolving borrowings under our Senior Secured Credit Facility, (ii) pay fees and expenses relating to the offering of the Additional Notes and (iii) pay a dividend as declared by the Company and Parent’s Board of Directors on June 8, 2011 (see Item 15, Note 7, Divided Declared).  In connection with the issuance of the Additional Notes, the Company entered into a registration rights agreement with the initial purchasers of the Additional Notes.  On September 12, 2011, the Company’s Registration Statement on Form S-4, filed to register the exchange of the Additional Notes for fully registered Additional Notes, and was declared effective by the SEC. The exchange offer expired on October 12, 2011 and on October 18, 2011 we completed an offer to exchange all of the then outstanding Additional Notes for an equivalent amount of new Additional Notes which have been registered under the Securities Act of 1933, as amended. We did not receive any additional proceeds from the exchange offer.

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

Floating Rate Notes.  On May 31, 2007, we issued $230.0 million aggregate principal amount of floating rate notes (the “Floating Rate Notes”) under the Second Lien Senior Indenture (see “Second Lien Senior Indenture” below).  Interest on the Floating Rate Notes is reset for each semi-annual interest period and is calculated at the current LIBOR rate plus 3.375%.  At December 31, 2011, our LIBOR-based rate was 3.450%, which includes the credit spread noted above.  Interest on the Floating Rate Notes is payable semiannually, in arrears, on each June 1 and December 1. The Floating Rate Notes mature on June 1, 2015.

We may currently redeem some or all of the Floating Rate Notes at par plus accrued and unpaid interest, if any, to the applicable redemption date, if redeemed, subject to the rights of noteholders.

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

The interest rate swap agreement qualifies for cash flow hedge accounting under ASC Topic 815, “Derivatives and Hedging.” Both at inception and on an on-going basis, we must perform an effectiveness test.  In accordance with ASC Topic 815, the fair value of the interest rate swap agreement at December 31, 2011 is included as a cash flow hedge on our consolidated balance sheet.  The change in fair value was recorded as a component of accumulated other comprehensive loss on our consolidated balance sheet, net of tax, since the instrument was determined to be an effective hedge at December 31, 2011.  We have not recorded any amounts due to ineffectiveness for any periods presented.  We will reclass $2.8 million into earnings, currently recorded in accumulated other comprehensive loss, in the next five months.

As a result of our interest rate swap agreement, we expect the effective interest rate on our $230.0 million Floating Rate Notes to be 9.065% through May 2012.

Second Lien Senior Indenture.  Our PIK Toggle Notes and Floating Rate Notes, (the “Notes”), are guaranteed, jointly and severally, on a second priority senior secured basis by our subsidiary Surgical Services and are similarly guaranteed by certain of our future domestic subsidiaries.  The Notes are our second priority senior secured obligations and rank:

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

Senior Secured Credit Facility. On May 6, 2010 we entered into an Amended and Restated Credit Agreement with GE Business Financial Services, Inc., as agent for the lenders, and the lenders party thereto, which amended and restated our senior secured credit facility dated as of May 31, 2007.  We refer to the amended and restated senior secured credit facility as the “senior secured credit facility.” The senior secured credit facility is a first lien senior secured asset based revolving credit facility that is available for working capital and general corporate purposes, including permitted investments, capital expenditures and debt repayments, on a fully revolving basis, subject to the terms and conditions set forth in the credit documents in the form of revolving loans, swing line loans and letters of credit.  The senior secured credit facility provides for financing of up to $195.0 million, subject to a borrowing base calculated on the basis of certain of our eligible accounts receivable, inventory and equipment.  The maturity date of the facility is November 30, 2014.  In connection with our entry into the Amended and Restated Credit Agreement on May 6, 2010, we capitalized deferred financing costs related to the Amended and Restated Credit Agreement in the amount of $1.7 million.  As of December, 31, 2011, we had $170.9 million of unused borrowing availability under our senior secured credit facility based on a borrowing base of $189.7 million less borrowings of $14.5 million and after giving effect to $4.3 million used for letters of credit.  Our obligations under the senior secured credit facility are secured by a first priority security interest in substantially all of our assets, excluding a pledge of our and Parent’s capital stock, any joint ventures and certain other exceptions.  Our obligations under the senior secured credit facility are unconditionally guaranteed by Parent.

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

At December 31, 2011, we had $4.5 million of borrowings outstanding that were accruing interest at our prime rate, which was 5.250%, which includes the credit spread noted above.  At December 31, 2011, we had $10.0 million of borrowings outstanding that were accruing interest at our LIBOR-based rate, which was 3.270%, which includes the credit spread noted above.

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

We require substantial cash to operate our medical equipment outsourcing programs and service our debt.  Our outsourcing programs require us to invest a significant amount of cash in medical equipment purchases.  To the extent that such expenditures cannot be funded from our operating cash flow, borrowing under our senior secured credit facility or other financing sources, we may not be able to conduct our business or grow as currently planned.  We currently expect that over the next 12 months, we will invest approximately $70.0 million in new medical equipment and other capital expenditures.  This estimate is subject to numerous assumptions, including revenue growth and the number of Asset360 Program signings.

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

The following table sets forth selected historical information regarding our cash flows:

	Years Ended December 31,
(dollars in thousands)	2011	2010	2009
Other Financial Data:
Net cash provided by operating activities	$57,691	$76,156	$55,988
Net cash used in investing activities	(153,219)	(74,205)	(50,550)
Net cash provided by (used in) financing activities	$96,689	$(1,951)	$(17,444)

Net cash provided by operating activities was $57.7, $76.2 and $56.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.  Net cash provided by operating activities was primarily impacted by earnings before income taxes, higher year end balances of accounts receivable in 2011 due to higher levels of fourth quarter revenue and the effects of cash-based gains related to recalled equipment.

Net cash used in investing activities was $153.2, $74.2 and $51.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.  During the year ended December 31, 2011 net cash used in investing activities was primarily impacted by acquisitions during the year, including the acquisition of Surgical Services.  Additionally, net cash used in investing activities was impacted by medical equipment purchases to support our growth initiatives.

Net cash provided by (used in) financing activities was $96.7, $(2.0) and $(17.4) million for the years ended December 31, 2011, 2010 and 2009, respectively.  During the year ended December 31, 2011 net cash provided by financing activities was primarily impacted by the issuance of our $175.0 million aggregate principal amount of Additional Notes, a net pay down of our Senior Secured Credit Facility of $38.4 million, and the effects of the dividend and equity distributions of $32.8 million.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2011, we do not have any unconsolidated SPEs.

Contractual Obligations.  The following is a summary as of December 31, 2011, of our future contractual obligations:

	Payments due by period
(in thousands)					2017 and
Contractual Obligations	Total	2012	2013-2014	2015-2016	Beyond
Long-term debt principal obligations	$667,664	$5,627	$22,558	$637,462	$2,017
Interest on Notes (1)	128,044	44,850	68,850	14,344	—
Interest on capital lease obligations	1,228	480	501	202	45
Operating lease obligations	36,347	6,579	10,925	8,065	10,778
Purchase obligations	12,141	12,141	—	—	—
Pension obligations (2)	1,595	1,595	—	—	—
Unrecognized tax positions (3)	3,753	—	—	—	—
Total contractual obligations	$850,772	$71,272	$102,834	$660,073	$12,840

Other commercial commitments:
Stand by letter of credit	$4,300	$—	$—	$—	$—

(1)         In June 2007, we entered into an interest rate swap agreement that is accounted for as a cash flow hedge.  The interest rate swap agreement is effective through May 2012.  Interest rates through the interest rate swap agreement period were prepared using our expected effective interest rate.  Interest rates subsequent to the termination date of the interest rate swap agreement have not been included as we cannot reasonably estimate future interest payments (See “Interest Rate Swap” above).  Under the current terms of our interest rate swap, our annual interest payment is $20.8 million.  If the interest rate on our $230.0 million of Floating Rate Notes was 4.121%, after the expiration of the swap, interest payments on these Floating Rate Notes would be $9.4 million annually.

(2)         While our net pension liability at December 31, 2011 was approximately $9.8 million, we cannot reasonably estimate required payments beyond 2012 due to changing actuarial and market conditions.

(3)         We cannot reasonably determine the exact timing of payments related to our unrecognized tax positions.

Based on the level of operating performance expected in 2011, we believe our cash from operations, together with additional borrowings under our senior secured credit facility, will meet our liquidity needs for the foreseeable future, exclusive of any borrowings that we may make to finance potential acquisitions.  However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could be adversely affected.  As of December, 31, 2011, we had $170.9 million of unused borrowing availability under our senior secured credit facility based on a borrowing base of $189.7 million less borrowings of $14.5 million and after giving effect to $4.3 million used for letters of credit.

Our levels of borrowing are further restricted by the financial covenants set forth in our senior secured credit facility agreement and the Second Lien Senior Indenture governing our Notes, which covenants are summarized above.  As of December 31, 2011, we were in compliance with all covenants under the senior secured credit facility.

Our expansion and acquisition strategy may require substantial capital.  Sufficient funding for future acquisitions may not be available under our existing revolving credit facility, and we may not be able to raise any necessary additional funds through bank financing or the issuance of equity or debt securities on terms acceptable to us, if at all.

On January 3, 2012, we completed the acquisition, effective January 1, 2012, of all of the outstanding stock of a surgical laser equipment service provider for approximately $16.4 million in cash consideration, funded primarily from the Senior Secured Credit Facility.  This acquisition expands our national footprint in the laser and mobile surgical services market and is not expected to have a material impact on our results of operations or our financial position for the 2012 fiscal year.

RECENT ACCOUNTING PRONOUNCEMENTS

Standards Adopted

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

In June 2011, the FASB issued an amendment to the authoritative guidance on comprehensive income.  The amendment eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity or include the components in the notes to the consolidated financial statements, and instead requires the presentation of comprehensive income in either a continuous statement of comprehensive income or a separate but consecutive statement.  Although the amendment is not effective until the quarter ending March 31, 2012, we elected to adopt the amendment early.  The adoption of this amendment did not have a material effect on our consolidated financial statements.

Standard Not Yet Adopted

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

Interest Rates

We use both fixed and variable rate debt as sources of financing.  As of December 31, 2011, we had approximately $671.1 million of total debt outstanding, of which $14.5 million was bearing interest at variable rates.  The weighted average interest rate for that variable rate debt, as of December 31, 2011, was 3.885%.  Based on variable debt levels at December 31, 2011 and 2010, a 1.0 percentage point change in interest rates on variable rate debt would have resulted in annual interest expense fluctuating by approximately $0.1 and $0.5 million, respectively.

In June 2007, we entered into an interest rate swap agreement for $230.0 million, which has the effect of converting our $230.0 million of Floating Rate Notes to a fixed interest rate.  The effective date for the interest rate swap agreement was December 2007 and the expiration date is May 2012.

The interest rate swap agreement qualifies for cash flow hedge accounting under ASC Topic 815, “Derivatives and Hedging.” Both at inception and on an on-going basis, we must perform an effectiveness test.  In accordance with ASC Topic 815, the fair value of the interest rate swap agreement at December 31, 2011 is included as a cash flow hedge on our consolidated balance sheet.  The change in fair value was recorded as a component of accumulated other comprehensive loss, net of tax, on our consolidated balance sheet since the instrument was determined to be an effective hedge at December 31, 2011.  We have not recorded any amounts due to ineffectiveness for any periods presented.  We expect to reclassify $2.8 million into earnings, currently recorded in accumulated other comprehensive loss, in the next five months.  As a result of our interest rate swap agreement, we expect the effective interest rate on our $230.0 million of Floating Rate Notes to be 9.065% through May 2012.  After May 2012, interest on the Floating Rate Notes will be reset for each semi-annual interest period and will be calculated at the current LIBOR rate plus 3.375%.  At December 31, 2011, the LIBOR-based rate was 3.450%, which includes the credit spread.

Fuel Costs

We are exposed to market risks related to changes in the price of gasoline used to fuel our fleet of delivery and sales vehicles.  A hypothetical 10% increase in the average December 2011 and 2010 prices of unleaded gasoline, assuming gasoline usage levels for the years then ended, would lead to an annual increase in fuel costs of approximately $0.5 million and $0.4 million, respectively.

Pension

Our pension plan assets, which were approximately $14.0 and $14.1 million at December 31, 2011 and 2010, respectively, are subject to volatility that can be caused by fluctuations in general economic conditions.  Continued market volatility and disruption could cause further declines in asset values, and if this occurs, we may need to make additional pension plan contributions and our pension expense in future years may increase.  A hypothetical 10% decrease in the fair value of plan assets at December 31, 2011 and 2010 would lead to a decrease in the funded status of the plan of approximately $1.4 and $1.4 million, respectively.

Other Market Risk

As of December 31, 2011, we have no other material exposure to market risk.

ITEM 8:  Consolidated Financial Statements and Supplementary Data

The following table sets forth certain unaudited quarterly financial data for 2011 and 2010.  In our opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth therein.  The operating results for any one quarter are not necessarily indicative of results for any future period.

Selected Quarterly Finanical Information

(Unaudited)

	Year Ended December 31, 2011
	Quarter Ended
(dollars in thousands)	March 31	June 30	September 30	December 31
Total revenues	$82,714	$91,084	$95,129	$102,072
Gross margin	$28,929	$32,286	$32,769	$35,185
Gross margin %	35.0%	35.4%	34.4%	34.5%
Consolidated Net loss	$(6,146)	$(1,271)	$(5,586)	$(7,597)
Net cash provided by operating activities	$25,182	$5,908	$24,977	$1,624
Net cash used in investing activities	$(26,483)	$(88,411)	$(13,970)	$(24,355)
Net cash provided by (used in) financing activities	$1,301	$120,250	$(35,695)	$10,833

	Year Ended December 31, 2010
	Quarter Ended
	March 31	June 30	September 30	December 31
Total revenues	$80,174	$76,733	$75,805	$84,710
Gross margin	$28,969	$25,135	$23,698	$30,572
Gross margin %	36.1%	32.8%	31.3%	36.1%
Net loss	$(2,280)	$(5,140)	$(12,780)	$(8,911)
Net cash provided by operating activities	$30,412	$11,806	$26,457	$7,481
Net cash used in investing activities	$(33,893)	$(14,760)	$(9,588)	$(15,964)
Net cash provided by (used in) financing activities	$3,603	$2,832	$(16,869)	$8,483

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

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of our principal executive and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP.  Such internal control includes those policies and procedures that:

•                  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets;

•                  provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors; and

•                  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has determined that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In making its assessment of changes in internal control over financial reporting as of December 31, 2011, management has excluded those companies acquired in purchase business combinations during the twelve months ended December 31, 2011. The Company is currently assessing the control environments of these acquisitions.

The results reported in this annual report include those of our wholly owned subsidiary, UHS Surgical Services, Inc. acquired on April 1, 2011.

ITEM 9B:  Other Information

Election of Director

On March 14, 2012 our Board of Directors elected David J. Illingworth to serve as a member of the Board of Directors.  Mr. Illingworth formerly served as CEO and a member of the Board of Directors of Smith & Nephew and has more than 30 years of management experience in global medical device businesses. For more information about Mr. Illingworth’s background and experience, see “Part III, Item 10: Directors, Executive Officers and Corporate Governance — Executive Officers and Directors” in this Annual Report on Form 10-K.  Following Mr. Illingworth’s election, our Board is comprised of nine directors.  Mr. Illingworth has not been, and currently is not expected to be, named to serve on any committees.

Our Board has determined that Mr. Illingworth is independent as defined under the current rules of The NASDAQ Stock Market LLC. There is no arrangement or understanding between Mr. Illingworth and any other person pursuant to which Mr. Illingworth was elected as a director, and there are no related party transactions involving Mr. Illingworth that are reportable under Item 404(a) of Regulation S-K.

Mr. Illingworth will receive compensation for his service as an independent, non-employee director in accordance with our existing director compensation policy. Under this policy, each independent director receives cash compensation of $50,000 per our director compensation policy.

Mr. Illingworth will also be eligible to receive grants of stock options under the 2007 Stock Option Plan, subject to the approval of the Parent Board. Our director compensation policy also entitles independent directors to reimbursement of all out-of-pocket expenses incurred in connection with activities as a member of the board, provided they are expected to follow travel and expense guidelines established for all of our officers and directors.

PART III

ITEM 10:  Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth the ages and the current positions of our executive officers and directors as of March 14, 2012.

Name	Age	Position
Gary D. Blackford	54	Chairman of the Board and Chief Executive Officer
William C. Mixon	48	President
Rex T. Clevenger	54	Executive Vice President and Chief Financial Officer
Diana J. Vance-Bryan	55	Executive Vice President and Chief Operating Officer
Timothy W. Kuck	54	Executive Vice President, Strategy and Business Development
Jeffrey L. Singer	50	President UHS Surgical Services
Walter T. Chesley	57	Senior Vice President, Human Resources and Development
William S. Heintze	53	Senior Vice President, Specialty Sales
David G. Lawson	55	Senior Vice President, Information and Strategic Resources
Robert D. Brooks	51	Senior Vice President, Field Operations
Robert F. Zdon	47	Senior Vice President, Corporate Operations
Scott M. Madson	51	Vice President and Chief Accounting Officer
Barry P. Schochet	60	Director
Bret D. Bowerman	35	Director
David Crane	55	Director
John D. Howard	59	Director
Kevin L. Roberg	60	Director
Robert Juneja	41	Director
John B. Grotting	62	Director
David J. Illingworth	58	Director

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

William C. Mixon was named President effective February 13, 2012.  From 2005 until 2012, Mr. Mixon was the CEO and President of US Investigations Services, LLC (USIS), a commercial provider of background investigations to the federal government.  Prior to USIS, Mr. Mixon spent 15 years in the healthcare services and technology sector at Baxter Healthcare, Mitchell International, and Philips Medical Systems.  Mr. Mixon has 23 years of experience in both the public and private sectors.  Mr. Mixon holds a Bachelor of Arts degree in Economics from Georgetown University, a Masters of Business Administration from The College of William and Mary, and a Masters of Science in Health Administration from Virginia Commonwealth University.

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

Diana Vance-Bryan joined us in 2006 as Senior Vice President and General Counsel and was named Executive Vice President and Chief Operating Officer effective in January 2011.  From 2004 to 2006, Ms. Vance-Bryan served as Vice President and General Counsel of Novartis Nutrition Corporation, a leading manufacturer of medical nutrition products, which was acquired by Nestlè in 2007.  She has over 25 years of legal and health care industry experience.  Ms. Vance-Bryan is a graduate of Mercy Hospital School of Nursing, and received a Bachelor of Science degree in Nursing from The University of Iowa College of Nursing and a Juris Doctor degree from The University of Iowa College of Law.

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

Jeffrey L. Singer was named President of UHS Surgical Services, Inc., Universal Hospital Services’ wholly-owned subsidiary, in August 2011.  Previously, Mr. Singer was Executive Vice President, Sales and Marketing from 2007-2011.  Mr. Singer had served as Senior Vice President, Asset Optimization since 2003. Mr. Singer has over 25 years of health care industry experience, focusing on medical equipment acquisition, management and sales.  He holds a Bachelor of Science degree in Marketing and Logistics from the University of Missouri.

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

Robert D. Brooks has been with us since 2004 and the Senior Vice President of Field Operations since 2010.  Prior to that time, Mr. Brooks had been the Regional Vice President of Operations.  He is responsible for the oversight and management of our field based operations including district offices, centers of excellence and resident based programs.  Mr. Brooks has over 25 years of operations experience and holds a Bachelor of Science degree in Industrial Management from Missouri State University and a Masters of Business Administration degree from Bethel University.

Robert F. Zdon has been our Senior Vice President of Corporate Operations since 2010.  Prior to that time, Mr. Zdon served as Regional Vice President of Operations since 2005.  He is responsible for the oversight and management of our corporate based operations including supply chain, information technology, and technical services administration. Mr. Zdon has over 20 years of health care industry experience and holds a Bachelor of Electrical Engineering degree from the University of Minnesota.

Scott M. Madson joined us in 2006 as Chief Accounting Officer and was named Vice President in 2008.  Additionally, Mr. Madson served as Controller until 2011.  He has over 25 years of accounting and financial management experience, most recently with Nextel Partners, Inc., a wireless telecommunications provider and predecessor to Sprint Nextel Corporation, where he served as Controller from 2004 to 2006.  Mr. Madson received a Certified Public Accountant certificate in 1984 and received a Bachelor of Science degree in accounting from the University of Minnesota.

Barry P. Schochet has served as a director and as a member of our audit committee since 2008.  Mr. Schochet currently is President and Chief Executive Officer of BPS Health Ventures, LLC, a health care consulting and equity investment firm, a position he has held since 2005.  From 1979 until 2005, he served in several executive capacities at Tenet Healthcare Corporation, including Vice Chairman.  Through its subsidiaries, Tenet owns and operates acute care hospitals and related health care services.  Mr. Schochet currently serves on the Board of Directors of OmniCare, Inc. (NYSE: OCR). Mr. Schochet served as a director of Broadlane, Inc. from its founding in 2000 until its sale in 2010.  Mr. Schochet serves as an advisor to TriCap Technology Group and the Redina Companies.  Mr. Schochet holds a Master’s degree in hospital administration from George Washington University and a Bachelor of Arts degree in Zoology from the University of Maine.  Mr. Schochet brings to our board sophisticated health care system management and purchasing expertise.

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

John D. Howard became a director in 2007.  Mr. Howard has served since November 2008 as Chief Executive Officer of Irving Place Capital, formerly BSMB, a leading institutional private equity firm focused on making equity investments in middle-market companies.  Prior to November 2008, Mr. Howard was the founder and Chief Executive Officer of BSMB and a Senior Managing Director of the investment bank Bear, Stearns & Co. Inc. (NASDAQ: BSCBM).  He currently serves on the board of directors of Aeropostale, Inc. (ARO: NYSE), Multi Packaging Solutions Company, New York & Company, Inc. and Dots, LLC.  Additionally, Mr. Howard is a member of the Advisory Board of the Yale School of Management and a trustee of Mount Sinai Hospital.  Mr. Howard holds a Master of Business Administration degree from the Yale School of Management and a Bachelor of Arts degree from Trinity College.  Having served on multiple boards of directors, and as a veteran of private equity finance, Mr. Howard brings a deep understanding of corporate governance and financial strategy on which he can draw while serving as a member of our board.

Kevin L. Roberg has been a director and has served as chairman of our audit committee since 2007.  Mr. Roberg is the founder and since 1998 has served as a managing partner of Kelsey Capital Management, a private investment firm, and since 1999 has been a general partner with the Menlo Park, California-based health care venture capital firm Delphi Ventures.  Mr. Roberg is also a director of Thomas and Betts Corporation, Snap Fitness, Inc., Ryan Companies US, Inc., Idea Drilling, Novologix, Inc., Yale Mechanical Inc., Lake Air Metal Products, LLC, and ProStaff, Inc.  From 2007 to 2008, Mr. Roberg served as interim Chairman and CEO of ProStaff, Inc., following the death of its founder.  Mr. Roberg was also President/CEO of ValueRx (a subsidiary of Value Health) from 1995 to 1998.  Mr. Roberg received a Bachelor of Science degree from The University of Iowa.  Mr. Roberg has held a variety of executive positions in the staffing and health care fields.  From 1974 to 1998, he gained valuable health care industry experience as a clinic administrator, health care foundation executive, a managed care executive, and a national prescription drug management leader.  Since 1998 Mr. Roberg’s focus has mainly been serving on public health care boards and health care investing.

Robert Juneja has been a director and has served as chairman of our compensation committee since 2007.  Mr. Juneja is a Senior Managing Director and Partner of Irving Place Capital, formerly BSMB.  When with BSMB Mr. Juneja held the title of Partner and was Senior Managing Director of Bear, Stearns & Co. Inc. (NASDAQ: BSCBM) since 2007.  Mr. Juneja joined BSMB in 2000 and focused on investments in financial services and health care services.  Mr. Juneja serves on the board of directors of National Surgical Hospitals, Manifold Capital Corp., Alter Moneta Holdings, and Caribbean Financial Group.  Mr. Juneja holds a Master of Business Administration degree from the Wharton School of the University of Pennsylvania and a Bachelor of Arts degree in Mathematics from the University of Michigan.  Mr. Juneja has extensive knowledge of complex financial and operational issues facing health care organizations today.

David E. Dovenberg has served in an advisory capacity to our audit committee since June 2008.  Mr. Dovenberg had been Non-Executive Chairman of the Board from 2004 to 2008 and was Chairman of the Board from 2001 to 2004.  He holds a Master’s degree in Economics from the University of Minnesota and a Bachelor of Arts degree from Gustavus Adolphus College.

John B. Grotting became a director in 2010.  Mr. Grotting has served as an Operating Partner for Frazier Healthcare Ventures since 2010.  Frazier Healthcare Ventures is one of the leading providers of venture and growth equity capital to emerging biopharma, medical device and healthcare service companies.  In addition, Mr. Grotting has held a variety of senior executive positions in the healthcare field, including serving as CEO of medical device reprocessor Ascent Healthcare Solutions from 2004 to 2009.  Prior to joining Ascent Healthcare Solutions in 2004, Mr. Grotting held senior executive positions at Legacy Health System, Allina Health System and Bridge Medical, Inc.  Mr. Grotting serves as a director of VHA Inc., St. Olaf College, Vocera Communications, Inc., Scottsdale Healthcare, and Prezio Healthcare.  Mr. Grotting holds a Master’s degree in Hospital and Healthcare Management from the University of Minnesota and a B.A. in Economics from St. Olaf College in Northfield, MN.  Mr. Grotting has extensive experience in health system operations management along with growing and successfully selling two healthcare growth equity businesses.

David J. Illingworth became a director on March 14, 2012.  Mr. Illingworth has been a director of Varian Medical Systems, Inc., a world leader in the sales and service of oncology products and the sales of x-ray tubes and imaging subsystems, since 2011.  From 2007 until his retirement in 2011, Mr. Illingworth served as CEO of Smith & Nephew, an orthopedic devices company.  From 2002 to 2007, he served as Chief

Operating Officer and division president at Smith & Nephew.  Prior to joining Smith & Nephew, Mr. Illingworth served in senior management roles for XL Vision, Inc., VidaMed, Inc., Nellcor Puritan Bennett LLC and GE Medical Systems.  He holds a Bachelor of Science degree in Biomedical Engineering from Texas A&M University.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors

Each member of our board of directors is expected to devote sufficient time, energy and attention to ensure diligent performance of his or her duties.  Our board met seven times during 2011.  All of our current directors attended 75 percent or more of the meetings of our board and various committees that occurred during their term of service during 2011, except for David Illingworth, who joined our Board on March 14, 2012.  We believe that Kevin Roberg, Barry Schochet, John Grotting, and David Illingworth are independent as defined under the current rules of The NASDAQ Stock Market LLC (“NASDAQ”).  John Howard, Robert Juneja and Bret Bowerman are not considered to be independent due to their respective relationships with IPC and Parent, David Crane is not considered to be independent because he serves as a senior advisor to IPC, and Mr. Blackford is not considered to be independent because he serves as chairman of the board and chief executive officer of Parent and as our chairman and chief executive officer.

Under a securityholders agreement among Parent, IPC/UHS, L.P. and IPC/UHS Co-Investment Partners, L.P., which are both affiliates of IPC (together, “IPC/UHS”), Gary D. Blackford, Kathy Blackford, and Blackford Trusts (together, “Blackford”) and certain other securityholders of Parent (referred to, with Blackford, as the “Parent Securityholders”), IPC/UHS, the Parent Securityholders and their respective permitted transferees have agreed to vote all of their Parent securities so that the following individuals are elected to and continue to serve on our board of directors:

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

Committees of the Board of Directors

Audit Committee

Our audit committee members are Kevin Roberg, Bret Bowerman and Barry Schochet.  David Dovenberg serves in an advisory capacity to the audit committee but is not a member of the committee and does not vote on matters before the committee.  Mr. Roberg is the chairman. The audit committee met four times during 2011 with members present at 75% or more of the meetings.  The audit committee, among other things:

•                  reviews the results of the independent registered public accounting firm’s annual audit and its required communication on any significant adjustments, management judgments and estimates, new accounting policies and disagreements with management;

•                  reviews and discusses with management and our independent registered public accounting firm our quarterly consolidated financial statements and our audited consolidated financial statements, and approves the filing of the audited annual consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission;

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

•                  discusses with the independent auditors the annual consolidated financial statements, the results of its audit and the matters required to be communicated to audit committees in accordance with Statement on Auditing Standards No. 61, Communication with Audit Committees;

•                  oversees the preparation of and approves the report of the audit committee for inclusion in the Company’s Annual Report on Form 10-K for filing with the SEC;

•                  oversees the application of the Company’s related person transaction policy and its code of business conduct and ethics;

•                  assesses whether management has a review system in place that is reasonably designed to satisfy legal requirement with respect to the Company’s consolidated financial statements, reports and other financial information disseminated to governmental organizations and the public;

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

Compensation Committee

Our compensation committee consists of Robert Juneja, David Crane, and interim member, John Grotting.  The compensation committee met three times during 2011 with members present at 75% or more of the meetings.  The compensation committee, among other things:

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

Under current NASDAQ rules, our current compensation committee would not be deemed to be comprised solely of independent directors, because Mr. Juneja is an Irving Place Capital Director associated with IPC and Parent and Mr. Crane is associated with IPC. We believe that Mr. Grotting is independent under current NASDAQ rules.

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

The compensation paid to our named executive officers for fiscal 2011 was determined by the compensation committee in February 2012 in consultation with our chief executive officer, and recommended to our board of directors for final approval, which occurred in March 2012. The compensation committee has the authority to retain, and did so during 2011, an independent compensation consultant that gathered chief executive compensation comparison information from external sources.

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

In 2011 the compensation committee considered certain elements of total compensation against a group of publicly traded companies in the same or related industries (the “Peer Group”). In fiscal 2011 our compensation committee reviewed the compensation, including base salary and incentive compensation, paid to executives in the Peer Group, and considered the performance evaluations and recommendations presented by Mr. Blackford in determining the appropriate compensation for each named executive officer. Due to the greater breadth of responsibilities held by our chief executive officer, his total compensation is higher than the other named executive officers. In approving the compensation for our named executive officers, including our chief executive officer, our board of directors considered the recommendations of our compensation committee, our company’s performance and the need to attract, retain, and motivate our executives. During 2011, the compensation committee also consulted with an outside firm on both the appropriateness and structure of the Company’s compensation plans.

It is challenging for us to identify a group of similarly situated peer companies, because the identity of competitors varies among our three business segments, and great variability exists in the size and scope of activities among health care industry businesses, including our competitors. For purposes of determining our 2011 compensation, our compensation committee determined that it was appropriate to select the following companies for inclusion in the Peer Group based on the sensitivity of each Peer Group member to similar marketplace trends and industry sector:

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

•                  Cerner Corporation, a supplier of healthcare information technology solutions;

•                  HealthSouth Corporation, a provider of inpatient rehabilitative services;

•                  United Surgical Partners International, Inc., owner and manager of short-stay ambulatory surgery centers and surgical hospitals; and

•                  Vanguard Health Systems, Inc., operator of for-profit acute care hospitals.

The Peer Group typically is re-evaluated each year, and consistent with that practice, on December 16, 2011, the compensation committee re-examined its selection of companies to comprise the Peer Group, taking into consideration data compiled from public sources, investment banks, compensation consultants and independent analysts about companies that are comparable to UHS, as well as information available about other companies that operate within the health care industry or that reflect the following attributes:

•                  a business model of providing outsourced solutions consistent with UHS’ current focus;

•                  an organic and acquisitive growth profile similar to UHS;

•                  a technology solutions focus consistent with UHS’ approach; and

•                  a lack of direct reimbursement risk from third-party payors such as Medicare and Medicaid.

The compensation committee determined that the current Peer Group is appropriate based on the Company’s business mix and revenue sources, business offerings, current and forecasted growth profile, and solutions-based focus, with the exception of Kinetic Concepts, Inc., which the compensation committee decided to omit from the Peer Group due to the fact that its compensation information will no longer be publicly available. Accordingly, the compensation committee determined that for purposes of 2012 compensation the Peer Group will consist of the following companies:

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

•                  Cerner Corporation, a supplier of healthcare information technology solutions;

•                  HealthSouth Corporation, a provider of inpatient rehabilitative services;

•                  United Surgical Partners International, Inc., owner and manager of short-stay ambulatory surgery centers and surgical hospitals; and

•                  Vanguard Health Systems, Inc., operator of for-profit acute care hospitals.

2011 Executive Compensation Components

For fiscal 2011 the principal components of compensation for our named executive officers were base salary and annual performance-based incentive compensation, each of which is addressed in greater detail below. Each named executive officer also has severance and/or change of control benefits, and is eligible to participate in our long-term savings plan and the broad-based benefit and welfare plans that are available to our employees in general. One of our named executive officers, Jeffrey Singer, also participates in our Employees’ Pension Plan (the “Pension Plan”), which was frozen on December 31, 2002 and under which no additional participants were permitted after that date. In addition, the named executive officers are eligible to receive stock option awards from Parent under its stock option plan. Although these awards are determined solely by Parent’s board of directors, our compensation committee considers the option awards in assessing each named executive officer’s compensation package and whether such package is consistent with our compensation program philosophy and objectives.

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

•                  Mr. Blackford’s recommendations regarding the annual base salary and performance-based incentive compensation for each named executive officer; and

•                  For Mr. Blackford, market analysis of chief executive compensation for similarly situated chief executives conducted by a third party consultant.

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

Goals and objectives for the overall senior management team at the Company include:

•                  setting the appropriate tone at the top framework for ethics, policies and business practices across the Company;

•                  driving growth of revenues and EBITDA;

•                  being present in the field across our diverse geographical footprint with our localized employee base driving culture and best practices; and

•                  supporting the roll out of our products to customers by helping to communicate the key customer benefits of reducing cost, improving efficiency and improving patient outcomes.

Each of the named executive officers is expected to participate in the above activities, with particular emphasis on their areas of expertise. Thus, Mr. Blackford also has emphasis areas in senior executive relations across the industry; Mr. Clevenger has emphasis areas in controls, reporting, budgeting and capital attraction; Mr. Kuck has emphasis areas of business development and mergers and acquisitions; Mr. Singer has emphasis areas of growth and revenues for the laser and mobile surgical services business; and Ms. Vance-Bryan has the emphasis area of operational excellence.

Finding that the named executive officers achieved the objectives discussed above, in February 2011, the compensation committee determined to increase the base salaries of each of the named executive officers. The following increases became effective April 1, 2011: from $483,594 to $495,700 for Mr. Blackford; from $351,245 to $360,000 for Mr. Clevenger; from $254,169 to $260,500 for Mr. Kuck; from $247,649 to $252,600 for Mr. Singer; and from $221,199 to $240,000 for Ms. Vance-Bryan.  All of these increases reflected the increasing complexity of the Company’s business and the increased responsibilities these executives took on to meet growth objectives.  These include increased strategic and mergers and acquisition activity, product development, expanded geographic markets and design and delivery of more complex, customer-focused service solutions.

Annual Performance-Based Incentive Compensation

The annual performance-based incentive compensation component is offered through the Executive Incentive Program (the “EIP”), an annual cash incentive program that provides our executive officers with an opportunity to earn annual incentive awards based on the Company’s financial performance and the executive officers’ achievement of individual objectives. Under the EIP, our named executive officers can earn incentive awards that are based on a percentage of base salary, with the percentage for each officer (other than our chief executive officer, whose percentage is specified in his employment agreement with us) set at a level the compensation committee has determined is consistent with his or her level of accountability and impact on our operations. In setting this percentage of base salary, the compensation committee also considers the incentive compensation paid to executives in the Peer Group. The percentage of base salary for our named executive officers (other than the chief executive officer) varies from 65% to 75% of base salary. In March 2011, the Compensation Committee determined that the target award under the EIP for Mr. Blackford, our chief executive officer, would increase from 85% of base salary to 100% of base salary for 2011.

The corporate financial objective under the EIP relates to earnings before interest, income tax, depreciation and amortization (“EBITDA”), as adjusted for stock-based compensation, transaction and related expenses, loss on extinguishment of debt, other, and board of director expenses (“Adjusted EBITDA”). The minimum, target and maximum levels for achievement of the corporate financial objective are proposed each year by our chief executive officer and finally determined by the compensation committee. In February 2011 the minimum, target and maximum levels for achievement of the corporate financial objective for 2011 EIP awards were finally determined by our compensation committee consistent with the levels proposed by our chief executive officer. Awards are based in part on the Company’s achievement of the corporate financial objective for the current year, calculated by comparing actual and target Adjusted EBITDA for that fiscal year.

For the 2011 EIP awards to each named executive officer, each 1% directional variance to target has a five times multiplier effect on the amount of the potential EIP award with bookends at 110% and 93% of target, correlating to a multiplier effect to incentive levels of 150% to 65%, respectively. Named executive officers participating in the EIP receive no payment under the EIP, unless the Company achieves the minimum performance level (93% of target). Named executive officers receive a payment ranging from 65% to 100% of the target award opportunity if the Company achieves a performance level ranging from 93% to 100% of target, and a payment ranging from 100% up to 150% of the target award opportunity if the Company achieves a performance level ranging from 100% to 110% of target. Although our chief executive officer’s potential EIP award is governed by his employment agreement, which provides bookends for his potential EIP award at 110% and 90% of target (rather than 110% and 93%) and with a potential payment range from 0% to 170% (rather than 0% to 150%), the compensation committee determined it appropriate to align the chief executive officer’s 2011 EIP Program with the other named executive officers, and the chief executive officer agreed to such alignment for fiscal 2011. As such, the 2011 Executive Incentive Plan targets for the named executive officers were as follows:

Senior Manager	2011 Executive Incentive Plan Target as a Percent of 2011 Base Salary
Gary D. Blackford	100%
Rex T. Clevenger	75%
Diana Vance-Bryan	70%
Timothy W. Kuck	70%
Jeffrey L. Singer	70%

Target Achievement*	Bonus Multiplier
110%	150%
105%	125%
100%	100%
99%	95%
98%	90%
97%	85%
96%	80%
95%	75%
94%	70%
93%	65%
<93%	Zero

*                      The target is set by the compensation committee

Scale Methodology

Directionally, every 1% variance to Target has a 5 times multiplier, with bookends at 110% and 93%, subject to the discretion of the compensation committee.

In addition to using EBITDA and Adjusted EBITDA internally as a measure of operational performance, we disclose it externally to assist analysts, investors and lenders in their comparisons of operational performance, valuation and debt capacity across companies with differing capital, tax and legal structures. EBITDA, however, is not a measure of financial performance under GAAP and should not be considered as an alternative to, or more meaningful than, net income as a measure of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. Because EBITDA is not a measure of GAAP and is thus susceptible to varying interpretations and calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. EBITDA does not represent an amount of funds that is available for management’s discretionary use. Adjusted EBITDA is included because certain compensation plans are based upon this measure. For fiscal 2011, the compensation committee established the Adjusted EBITDA target at $133.5 million.  As such, the minimum target achievement was $124.2 million and the maximum target achievement was $146.9 million.

The named executive officers earn 50% of the actual EIP award based on actual Adjusted EBITDA results versus target. The remaining 50% of the actual Adjusted EBITDA results versus target is earned based on attainment of each named executive officer’s specific annual and quarterly objectives noted above.

For fiscal 2011 the compensation committee reviewed the Company’s performance against the corporate financial objective, and reviewed the achievement of each named executive officer’s individual objectives on the basis of the performance evaluation delivered by Mr. Blackford. Awards were determined by the compensation committee based on these results. The compensation committee determined that 95% of the 2011 corporate target was achieved, such that by formula a 75% payout of target is funded.  The compensation committee determined that Mr. Blackford should receive 75% of his target amount, which is in line with the incentive targets set at the beginning of the year and the Company’s performance; Mr. Clevenger should receive 100% of his target amount due to his efforts in securing additional debt financing at attractive terms during 2011; Ms. Vance-Bryan should receive 75% of her target amount, which is in line with the incentive targets set at the beginning of the year and the Company’s performance; Mr. Kuck should receive 100% of his target amount because of his efforts in establishing a business development function at the Company, setting out a clear strategy, and executing on that strategy with several acquisitions and strategic transactions during 2011; and that Mr. Singer should receive 60% of his target award, which is below target, primarily because the Company fell short of key revenue goals.  Additionally, Ms. Vance-Bryan was paid $125,000 as a one-time bonus to put her on par with her peers related to the $0.12 per share option payouts per the vested distributions in June 2011 and January 2012.  Award amounts for 2011 performance under the EIP were determined and approved for the named executive officers by the compensation committee in February 2012 and will be paid by the Company in April 2012.  The 2011 EIP award amounts are reflected in the “Non-equity Incentive Plan” column of the Summary Compensation Table.

During the past five years, the Company achieved performance in excess of the target three times, but did not achieve the maximum performance level. The payout percentage in the past five years ranged between approximately 75% and 140% of the participant’s target award opportunity. Generally, the minimum, target and maximum levels for achievement of the corporate financial objective are set, so that the relative difficulty of achieving the target is consistent from year to year.

Severance and/or Change of Control Benefits

The Company has adopted an Executive Severance Pay Plan that provides for severance benefits for certain of our senior executive officers, including Mr. Kuck, Mr. Singer and Ms. Vance-Bryan, who are named executive officers. In addition, we have entered into employment agreements with Mr. Blackford, our chief executive officer, and Mr. Clevenger, our chief financial officer. These employment agreements provide for severance and/or change of control benefits for Mr. Blackford and Mr. Clevenger. Severance and/or change in control benefits serve several purposes and are designed to:

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

Long-Term Savings Plan and Other Benefits

The Company has adopted a Long-Term Savings Plan, which is a tax-qualified retirement savings plan pursuant to which all employees, including the named executive officers, are able to contribute to the plan the lesser of up to 60% of their annual salary or the limit prescribed by the IRS on a pre-tax basis. The Company will match 50% of up to 6% of base pay that is contributed to the Long-Term Savings Plan, subject to the limits prescribed by the IRS, excluding any catch-up contributions. Matching contributions and any earnings on the matching contributions are vested in accordance with the following schedule:

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

Stock option award levels vary among participants based on their positions within the Company. Consistent with past practice, broad-based stock option awards were granted in June of 2007, following a change of control of the Company, which occurred in connection with the Transaction. Thereafter, options are generally expected to be granted at approximately the same time each year during the first quarter and are granted to individuals who were newly hired or who were promoted or who increased their job responsibilities during the past 12-month period. None of the named executive officers received a grant of options subsequent to June 2007. The exercise price of stock option awards under the 2007 Stock Option Plan is equal to the fair market value of Parent’s common stock on the grant date as determined by the board of directors of Parent. The ultimate value of an award depends on Parent’s stock price. For a detailed discussion of the 2007 Stock Option Plan, including the August 2010 amendment to the vesting provisions of option agreements, see discussion under the heading “2007 Stock Option Plan” below.

Distributions With Respect to Vested Stock Options

On June 8, 2011, the Company and Parent’s Boards of Directors declared a dividend of $0.12 per share to the Parent’s shareholders of record on June 10, 2011 and a $0.12 per share distribution to be paid to the holders of vested options on the Parent’s stock as of June 10, 2011, subject to the consummation of the note offering which occurred on June 17, 2011 and payable on July 1, 2011.

Also on June 8, 2011, the Boards of Directors declared a distribution of $0.12 per option to holders of outstanding options on the Parent’s stock on June 10, 2011 that were scheduled to vest on December 31, 2011 and are scheduled to vest on December 31, 2012, 2013, 2014, and 2015.

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

Years of Service	Vesting Percentage
Less than 3	—
3	20%
4	40%
5	60%
6	80%
7	100%

The formulas below provide an illustration as to how the retirement benefits are calculated.

Normal Retirement

First Formula

1.6%	X	Average Monthly Pay(1)	X	Years of Credited Service (up to 25)	–	Social Security Offset	=	Monthly Benefit

Second Formula

Years of Credited Service	X	$6.00	=	Monthly Benefit

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

TAX AND ACCOUNTING IMPLICATIONS

Deductibility of Executive Compensation

The compensation committee reviews and considers the Company’s deductibility of executive compensation. We believe that compensation paid under our EIP is generally 100% deductible for federal income tax purposes, except that potential “excess parachute payments” exist with respect to our named executive officers. Section 280G of the Code, provides that the Company may not deduct compensation paid in connection with a change of control that is treated as an excess parachute payment. In certain circumstances, the compensation committee may elect to approve compensation that is not fully deductible to ensure competitive levels of compensation for our executive officers. For 2011, we believe that all executive officer compensation paid will be fully deductible.

Accounting for Stock-Based Compensation

Beginning January 1, 2006, we began accounting for our stock-based compensation, namely, stock options issued under the 2007 Stock Option Plan, as required by ASC Topic 718, “Compensation—Stock Compensation.”

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

SUMMARY COMPENSATION TABLE

The table below sets forth the total compensation awarded to, earned by or paid to the named executive officers for our 2011, 2010, and 2009 fiscal years.

The named executive officers were not entitled to receive payments which would be characterized as “Bonus” payments for the years ended December 31, 2011, 2010, or 2009. Amounts listed under the “Non-Equity Incentive Plan Compensation” column were determined in accordance with the “2011 Executive Incentive Plan Targets,” filed as Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 2010, as approved by the compensation committee of our board of directors. The non-equity incentive plan compensation will be paid in April 2012.

					Change in
					Pension
					Value and
				Non-Equity	Non-Qualified
				Incentive	Deferred
			Option	Plan	Compensation	All Other
Name and		Salary	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($) (1)	($) (2)	($) (3)	($) (4)	($)
Gary D. Blackford	2011	$495,684	$—	$369,700	N/A	$1,456,737	$2,322,121
Chairman of the Board and	2010	$479,820	$2,618,918	$407,800	N/A	$7,197	$3,513,735
Chief Executive Officer	2009	$480,957	$—	$408,800	N/A	$7,214	$896,971

Rex T. Clevenger	2011	$360,026	$—	$268,500	N/A	$308,114	$936,640
Executive Vice President	2010	$348,504	$541,845	$291,400	N/A	$7,350	$1,189,099
and Chief Financial Officer	2009	$349,330	$—	$262,000	N/A	$7,350	$618,680

Timothy W. Kuck	2011	$260,523	$—	$181,300	N/A	$257,659	$699,482
Executive Vice President,	2010	$252,185	$451,538	$176,500	N/A	$7,350	$887,573
Strategy and Business Development	2009	$252,783	$—	$176,900	N/A	$7,350	$437,033

Jeffrey L. Singer	2011	$252,602	$—	$66,900	$19,570	$257,431	$596,502
Executive Vice President,	2010	$244,927	$451,538	$131,400	$8,056	$7,348	$843,269
President Surgical Services (5)	2009	$242,780	$—	$169,900	$4,182	$7,350	$424,212

Diana Vance-Bryan	2011	$240,001	$—	$123,700	N/A	$255,415	$619,116
Executive Vice President	2010	$219,473	$225,769	$172,700	N/A	$6,584	$624,526
and Chief Operating Officer	2009	$219,993	$—	$143,100	N/A	$6,600	$369,693

(1)           The amounts in the “Option Awards” column reflect the fact that no grants of option awards were made in the years ended December 31, 2011, 2010 and 2009. For 2010, however, amounts in the “Option Awards” column reflect the incremental fair value of awards, computed in accordance with ASC Topic 718, resulting from the August 11, 2010 amendment to option agreements. Assumptions used in the calculation of these amounts are included in Item 15, Note 11, Stock-Based Compensation to our audited consolidated financial statements for the fiscal year ended December 31, 2011 included elsewhere on this Annual Report on Form 10-K. The option agreement amendments relating to all then-outstanding options and were amended on August 11, 2010 to immediately accelerate options that had been eligible to vest on December 31, 2009 but did not then vest because the Company did not achieve the applicable Adjusted EBITDA performance target for the fiscal year ended December 31, 2009. At the time vesting was accelerated, these options remained eligible for vesting in future years based on the Company’s achievement of an aggregate adjusted EBITDA target. In addition, the amendments eliminated, as to all performance vesting options, the condition that the Company achieve specified adjusted EBITDA performance targets in order for those options to vest after the date of the amendment.

(2)           The amounts in the “Non-Equity Incentive Plan Compensation” column reflect the cash awards to the named executive officers under the EIP, which is discussed in detail under the caption “Annual Performance—Based Incentive Compensation.”

(3)           The amount in the “Change in Pension Value and Non-Qualified Deferred Compensation Earnings” column for Mr. Singer, the only named executive officer covered by the Pension Plan, reflects the change in the present value of Mr. Singer’s benefits under the Pension Plan using interest rate and mortality rate assumptions consistent with those used in our audited consolidated financial statements and includes amounts which Mr. Singer may not be entitled to receive because such amounts are not vested. The Pension Plan is discussed in detail under the caption “Retirement Plans.”

(4)           The amounts in the “All Other Compensation” column reflect our contributions for all of the named executive officers to the Long-Term Savings Plan, discussed in detail under the caption “Long-Term Savings Plan and Other Benefits” as well as distributions with respect to vested stock options, as discussed in detail under the caption “Distributions With Respect to Vested Stock Options” above.

(5)           During part of 2011, Jeffrey Singer served as our Executive Vice President, Sales and Marketing. On August 23, 2011, Mr. Singer was promoted to President of UHS Surgical Services, Inc., effective August 23, 2011.

2011 GRANTS OF PLAN-BASED AWARDS

					Option
					Awards:
		Estimated Future Payouts			Number of	Exercise or	Grant Date
		Under Non-Equity Incentive Plan			Securities	Base Price	Fair Value of
		Awards (1)			Underlying	of Option	Option
	Grant	Threshold	Target	Maximum	Options	Awards	Awards
Name	Date*	($)	($)	($)	(#)	($/sh)	($) (2)
	August 11,
Gary D. Blackford	2010	$—	$—	$—	4,833,333	$1.00	$2,619,918
	2010	$—	$407,800	$693,260	—	$—	$—
	2011	$—	$495,700	$743,550	—	$—	$—
	August 11,
Rex T. Clevenger	2010	$—	$—	$—	1,000,000	$1.00	$541,845
	2010	$—	$261,400	$392,100	—	$—	$—
	2011	$—	$270,000	$405,000	—	$—	$—
	August 11,
Timothy W. Kuck	2010	$—	$—	$—	833,333	$1.00	$451,538
	2010	$—	$176,500	$264,750	—	$—	$—
	2011	$—	$182,400	$273,600	—	$—	$—
	August 11,
Jeffrey L. Singer	2010	$—	$—	$—	833,333	$1.00	$451,538
	2010	$—	$171,400	$257,100	—	$—	$—
	2011	$—	$176,800	$265,200	—	$—	$—
	August 11,
Diana Vance-Bryan	2010	$—	$—	$—	416,667	$1.00	$225,769
	2010	$—	$142,700	$214,050	—	$—	$—
	2011	$—	$168,000	$252,000	—	$—	$—

(1)           The amounts shown under “Estimated Future Payments Under Non-Equity Incentive Plan Awards” reflect the minimum, target and maximum payment levels, respectively, under the Company’s EIP. These amounts are based on the named executive officer’s base salary and position for the year ending and as of December 31, 2011. The 2011 EIP payout is included in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table.

(2)           For 2011, amounts in the “Option Awards” column reflect the incremental fair value of awards, computed in accordance with ASC Topic 718, resulting from the August 11, 2010 amendment to option agreements. Assumptions used in the calculation of these amounts are included in Item 15, Note 11, Stock-Based Compensation to our audited consolidated financial statements for the fiscal year ended December 31, 2011 included elsewhere this Annual Report on Form 10-K. The option agreement amendments relating to all then-outstanding options and were amended on August 11, 2010 to immediately accelerate options that had been eligible to vest on December 31, 2009 but did not then vest because the Company did not achieve the applicable Adjusted EBITDA performance target for the fiscal year ended December 31, 2009. At the time vesting was accelerated, these options remained eligible for vesting in future years based on the Company’s achievement of an aggregate adjusted EBITDA target. In addition, the amendments eliminated, as to all performance vesting options, the condition that the Company achieves specified Adjusted EBITDA performance targets in order for those options to vest after the date of the amendment.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2011 (1)

	OPTION AWARDS (2)
		Number of	Number of
		Securities	Securities
		Underlying	Underlying
		Unexercised	Unexercised	Option	Option
		Options (#)	Options(#)	Exercise	Expiration
Name	Grant Date	Exercisable	Unexercisable	Price ($)	Date
Gary D. Blackford	6/18/2007	12,083,333	2,416,667	$1.00	6/17/2017
Rex T. Clevenger	6/18/2007	2,500,000	500,000	$1.00	6/17/2017
Timothy W. Kuck	6/18/2007	2,083,333	416,667	$1.00	6/17/2017
Jeffrey L. Singer	6/18/2007	2,083,333	416,667	$1.00	6/17/2017
Diana Vance-Bryan	6/18/2007	1,041,667	208,333	$1.00	6/17/2017

(1)           All outstanding equity awards are option awards granted under Parent’s 2007 Stock Option Plan, discussed in detail under the caption “Long-Term Equity Incentive (Stock Option) Compensation.”

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

2011 PENSION BENEFITS

The table below shows the actuarial present value of accumulated benefits payable to Jeffrey Singer, the only participating named executive officer, including the number of years of service credited to him, under our Pension Plan determined using interest rate and mortality rate assumptions consistent with those used in our consolidated financial statements.

Information regarding our Pension Plan is discussed under the caption “Retirement Plans.”

Name (1)	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)
Gary D. Blackford (1)	N/A	N/A	N/A	N/A
Rex T. Clevenger (1)	N/A	N/A	N/A	N/A
Timothy W. Kuck (1)	N/A	N/A	N/A	N/A
Jeffrey L. Singer	UHS Employees’ Pension Plan	4.4	$69,738	$—
Diana Vance-Bryan (1)	N/A	N/A	N/A	N/A

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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

POTENTIAL PAYMENTS UNDER EMPLOYMENT AGREEMENTS

In connection with the Transaction, IPC negotiated new employment agreements between the Company and each of Mr. Blackford and Mr. Clevenger. The employment agreements were amended and restated on December 31, 2008, to comply with Section 409A of the Code. Section 409A of the Code imposes certain requirements on nonqualified deferred compensation plans and arrangements. Final regulations under Section 409A became effective on January 1, 2009. The terms of the amended and restated employment agreements, as they related to the possible payments upon termination of each of the aforementioned named executive officers, are summarized below and are economically equivalent to the benefits Mr. Blackford and Mr. Clevenger were entitled to before, with the timing of payments and certain other provisions modified to comply with Section 409A. The amounts shown below assume that termination of employment was effective as of December 31, 2011, include amounts earned through that date, and are estimates of the amounts which would be paid out to the named executive officers upon their termination. The actual amounts paid can only be determined at the time of each named executive officer’s separation from us.

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

•                  Mr. Blackford will have “Good Reason” for termination if other than for Cause any of the following has occurred:

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

The following table shows the potential payments upon a termination or Change of Control of us pursuant to Mr. Blackford’s employment agreement.

Gary D. Blackford

Chairman of the Board and Chief Executive Officer

Executive Benefits and Payments Upon Separation	Death or Disability on 12/31/2011	For Good Reason or Without Cause Termination on 12/31/2011	Without Good Reason or With Cause Termination on 12/31/2011	Change of Control Related Termination on 12/31/2011
Compensation:
Non-Equity Incentive Plan	$495,700	$495,700	$—	$495,700
Stock Options	12,083,333	12,083,333	12,083,333	14,500,000

Benefits and Perquisites:
Health and Welfare Benefits	11,350	11,350	—	11,350
Severance Payments	495,700	917,000	—	1,412,700
Total	$13,086,083	$13,507,383	$12,083,333	$16,419,750

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

The following table shows the potential payments upon a termination or Change of Control of us under Mr. Clevenger’s employment agreement.

Rex T. Clevenger

Executive Vice President and Chief Financial Officer

Executive Benefits and Payments Upon Separation	Death or Disability on 12/31/2011	For Good Reason or Without Cause Termination on 12/31/2011	Without Good Reason or With Cause Termination on 12/31/2011	Change of Control Related Termination on 12/31/2011
Compensation:
Non-Equity Incentive Plan	$270,000	$270,000	$—	$270,000
Stock Options	2,500,000	2,500,000	2,500,000	3,000,000

Benefits and Perquisites:
Health and Welfare Benefits	11,350	11,350	—	11,350
Severance Payments	360,000	630,000	—	945,000
Total	$3,141,350	$3,411,350	$2,500,000	$4,226,350

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

In February 2011, the Executive Severance Pay Plan was amended to:

•                  exclude benefits from being paid if a change of control occurs as a result of the sale or transfer of substantially all of the assets of UHS to a private equity firm who invests in companies (a “Private Equity Firm”), or a company owned or controlled by a Private Equity Firm;

•                  prohibit the Executive Severance Pay Plan from being modified, amended or terminated 30 days prior to or six months after a change in control in a way that adversely impacts a participants benefits; and

•                  add the controller and general counsel as participants.

In October 2011, the Executive Severance Pay Plan was amended to change the definition of a covered “executive” to cover any employee who is designated in writing as covered by the Executive Severance Pay Plan by our chief executive officer. Executives covered by the Executive Severance Pay Plan include the following named executive officers: Timothy Kuck, Jeffrey Singer and Diana Vance-Bryan. The terms of the Executive Severance Pay Plan, as they related to the possible payments upon termination of each of the aforementioned named executive officers, are summarized below. The amounts shown assume that termination was effective as of December 31, 2011, include amounts earned through that date and are estimates of the amounts which would be paid out to the named executive officers upon their termination. The actual amounts paid can only be determined at the time of each named executive officer’s separation from us.

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

Diana Vance-Bryan

Executive Vice President and Chief Operating Officer

	Without	For Good	Control
	Cause	Reason	Related
	Termination	Termination	Termination
Executive Benefits and	on	on	on
Payments Upon Separation	12/31/2011	12/31/2011	12/31/2011
Compensation:
Non-Equity Incentive Plan	$—	$168,000	$168,000
Stock Options	1,041,667	1,041,667	1,250,000

Benefits and Perquisites:
Health and Welfare Benefits	13,300	13,300	13,300
Severance Payments	240,000	240,000	240,000
Total	$1,294,967	$1,462,967	$1,671,300

Timothy W. Kuck

Executive Vice President, Strategy and Business Development

	Without	For Good	Control
	Cause	Reason	Related
	Termination	Termination	Termination
Executive Benefits and	on	on	on
Payments Upon Separation	12/31/2011	12/31/2011	12/31/2011
Compensation:
Non-Equity Incentive Plan	$—	$182,400	$182,400
Stock Options	2,083,333	2,083,333	2,500,000

Benefits and Perquisites:
Health and Welfare Benefits	13,300	13,300	13,300
Severance Payments	260,500	260,500	260,500
Total	$2,357,133	$2,539,533	$2,956,200

Jeffrey L. Singer

President Surgical Services

	Without	For Good	Control
	Cause	Reason	Related
	Termination	Termination	Termination
Executive Benefits and	on	on	on
Payments Upon Separation	12/31/2011	12/31/2011	12/31/2011
Compensation:
Non-Equity Incentive Plan	$—	$168,000	$168,000
Stock Options	1,041,667	1,041,667	1,250,000

Benefits and Perquisites:
Health and Welfare Benefits	13,300	13,300	13,300
Severance Payments	240,000	240,000	240,000
Total	$1,294,967	$1,462,967	$1,671,300

2007 STOCK OPTION PLAN

On May 31, 2007, our Parent’s board of directors adopted the 2007 Stock Option Plan in connection with the Transaction. The 2007 Stock Option Plan provides for the issuance of approximately 43.9 million nonqualified stock options of our Parent to any of our and Parent’s executives, including the named executive officers, other key employees and to consultants and certain directors. The options allow for the purchase of shares of common stock of our Parent at prices no lower than the stock’s fair market value at the date of grant. The exercise price of the stock option awards granted during the years ended December 31, 2010, 2009 and 2008 was set reasonably and in good faith by Parent’s board of directors and compensation committee and is equal to the market value of Parent’s common stock on the grant date. The exercise price of options issued during the years ended December 31, 2010 and 2009, was determined through a variety of factors including peer group multiples, merger and acquisition multiples, and discounted cash flow analyses. The exercise prices of options issued during the year ended December 31, 2008 was determined by reference to the then recent per share valuation of Parent resulting from the 2007 Transaction as detailed below.  No options were issued in 2011.

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

DIRECTOR COMPENSATION

Through June 2011, we paid each of our independent directors cash compensation of $30,000 per year for their service as independent directors. Members of our audit committee who were independent also received an annual fee of $5,000 ($10,000 for the chair), and members of our compensation committee who our board determined were independent received an annual fee of $3,000. In June 2011, we revised our director compensation policy to pay independent directors an additional $20,000 annually and the chair of the audit committee an additional $10,000 annually. These amounts are reviewed by the board from time to time, and all amounts are pro-rated for partial year directorship or membership, as appropriate. Directors who are not independent do not receive compensation for services on the board of directors. Although David Crane serves as a senior advisor to IPC, we consider him to be independent for compensation purposes.

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

2011 Cash Compensation

In 2011, each of our independent directors (Mr. Roberg, Mr. Schochet, Mr. McKenna(1), Mr. Crane and Mr. Grotting) received cash compensation of $50,000 for his service as an independent director. In addition, annual fees based on committee memberships were paid as described below.  Finally, each independent director received a distribution with respect to vested stock options, as described below.

(1)  Mr. McKenna served as an independent director on our Board until his death on October 21, 2011.

•                  Mr. Crane received cash compensation of $3,000 for his service as a member of our compensation committee. Mr. Crane received a distribution with respect to vested stock options in the amount of $17,992. Mr. Crane received an aggregate amount of $70,992 during 2011.

•                  Mr. McKenna received cash compensation of $3,000 for his service as a member of our compensation committee. Mr. McKenna received a distribution with respect to vested stock options in the amount of $17,992. Mr. McKenna received an aggregate amount of $70,992 during 2011.

•                  Mr. Roberg received cash compensation of $20,000 for his service as chairman of our audit committee. Mr. Roberg received a distribution with respect to vested stock options in the amount of $17,992. Mr. Roberg received an aggregate amount of $87,992 during 2011.

•                  Mr. Schochet received cash compensation of $5,000 for his service as a member of our audit committee. Mr. Schochet received a distribution with respect to vested stock options in the amount of $17,992. Mr. Schochet received an aggregate amount of $72,992 during 2011.

•                  Mr. Grotting received a distribution with respect to vested stock options in the amount of $5,997. Mr. Grotting received an aggregate amount of $55,997 during 2011.

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

Until a stock option vests and is exercised, the underlying shares cannot be voted. These stock options vest over a six-year period of service with one-sixth of the grant vesting each year. The 2007 Stock Option Plan is discussed in detail under the caption “2007 Stock Option Plan” above.

2011 Director Compensation Table

The table below summarized the compensation paid by the Company to directors for the fiscal year ended December 31, 2011:

	Fees		Distribution
	Earned		with Respect
	or Paid	Option	to Vested
	in Cash	Awards	Stock Options	Total
Name (1)	($) (2)	($) (3)	($) (4)	($)
Barry Schochet	$55,000	$—	$17,992	$72,992
Bret D. Bowerman	—	—	—	—
David Crane	53,000	—	17,992	70,992
John D. Howard	—	—	—	—
Kevin L. Roberg	70,000	—	17,992	87,992
Mark M. McKenna	53,000	—	17,992	70,992
Robert Juneja	—	—	—	—
John B. Grotting	50,000	—	5,997	55,997

(1)                                 Only the members of our board who are independent for compensation purposes receive compensation for their service as directors.

(2)                                 The amount in the “Fees Earned or Paid in Cash” column for Mr. Schochet, Mr. Crane, Mr. Roberg, Mr. McKenna and Mr. Grotting represents retainer and committee fees as discussed in detail under the caption “2011 Cash Compensation.”

(3)                                 The amounts in the “Option Awards” column reflect the fair value of the award granted for the year ended December 31, 2011, in accordance with ASC Topic 718, of awards pursuant to the 2007 Stock Option Plan. Assumptions used in the calculation of these amounts are included in Note 11 to our audited consolidated financial statements for the fiscal year ended December 31, 2011 included elsewhere in this Annual Report on Form 10-K. As of December 31, 2011, Mr. Roberg, Mr. Schochet, and Mr. Crane each had 300,000 options outstanding and 200,000 options exercisable under the 2007 Stock Option Plan. As of December 31, 2011, Mr. McKenna had 150,000 options outstanding and 150,000 options exercisable under the 2007 Stock Option Plan. As of December 31, 2011, Mr. Grotting had 300,000 options outstanding and 50,000 options exercisable under the 2007 Stock Option Plan.

(4)                                The amount in the “Distributions with Respect to Vested Stock Options” column reflect the cash paid to directors as equity distributions as a result of the dividend declared to Parent in June 2011, see Note 7 to our audited consolidated financial statements for the fiscal year ended December 31, 2011 included elsewhere in this Annual Report on Form 10-K.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal 2011, the directors serving on the compensation committee of our board of directors were Mr. Juneja, Mr. Crane, and Mr. McKenna, none of whom has served as an officer or employee of UHS.  Following Mr. McKenna’s death, Mr. Grotting was elected to serve on the compensation committee effective December 2011.

For a discussion of the related person transactions between or among the foregoing compensation committee members, their affiliates and us, see “Security Ownership of Certain Beneficial Owners and Management” elsewhere in this Annual Report on Form 10-K.

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

ITEM 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of our capital stock is owned by Parent.  IPC and certain members of our management team own all of the capital stock of Parent.  The following table sets forth certain information known to us, based on information provided by Parent, regarding the beneficial ownership of the common stock of Parent as of March 1, 2012 by:

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

		Percentage of
	Number of Shares	Shares Beneficially
Name of Beneficial Owner (1)	Beneficially Owned	Owned (%) (2)

Principal Stockholders:
IPC/UHS, L.P. (3) (12) (13)	175,000,000	64.1
IPC/UHS Co-Investment Partners, L.P. (3) (12) (13)	63,913,306	23.4

Directors and Named Executive Officers:
Gary D. Blackford (4)	16,007,720	5.9
Rex T. Clevenger (5)	2,600,000	1.0
Timothy W. Kuck (6)	2,583,187	*
Jeffrey L. Singer (7)	4,074,942	1.5
Diana Vance-Bryan (8)	1,041,667	*
Barry P. Schochet (9)	200,000	*
Bret D. Bowerman (11)	—	—
David Crane (9)	200,000	*
John D. Howard (12)	238,913,306	87.5
Kevin L. Roberg (9)	200,000	*
John B. Grotting (10)	100,000	*
Robert Juneja (13)	238,913,306	87.5
All directors and executive officers as a group (17 persons)	270,668,643	99.1

*                 Denotes less than one percent.

(1)          Unless otherwise specified, the address of each of the named individuals is c/o Universal Hospital Services, Inc., 7700 France Avenue South, Suite 275, Edina, Minnesota 55435.

(2)          Percentage of beneficial ownership is based on the aggregate of 248,862,549 shares of Parent’s common stock outstanding as of March 1, 2012 and 24,300,000 options exercisable or becoming exercisable for our directors and executive officers within 60 days of March 1, 2012. The percentage of beneficial ownership for all holders has been rounded to the nearest 1/10th of a percentage.

(3)          IPC III GP, LLC may be deemed a beneficial owner of shares of UHS Holdco, Inc. due to its status as a general partner of IPC/UHS, L.P. and IPC/UHS Co-Investment Partners, L.P.  GP, LLC disclaims beneficial ownership of any such shares of which it is not the holder of record.

(4)          Includes 81,275 shares of common stock held by Mr. Blackford’s wife and 3,843,112 shares of common stock held in trust for Mr. Blackford’s children, wherein Mr. Blackford and his wife, as trustees, have equal voting and dispositive power and may collectively be deemed to be beneficially owned by Mr. Blackford, and options to purchase 12,083,333 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2012.

(5)          Includes options to purchase 2,500,000 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2012.

(6)          Includes options to purchase 2,083,333 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2012.

(7)          Includes options to purchase 2,083,333 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2012.

(8)          Includes options to purchase 1,041,667 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2012.

(9)          Includes options to purchase 200,000 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2012, for each of Mr. Roberg, Mr. Crane, and Mr. Schochet.

(10)    Includes options to purchase 100,000 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2012.

(11)    Mr. Bowerman is a vice-president of Irving Place Capital.  His address is c/o Irving Place Capital, 277 Park Avenue, 39th Floor, New York, New York 10172.

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

EQUITY COMPENSATION PLAN

The following table summarizes, as of December 31, 2011, the shares of Parent’s common stock subject to outstanding awards or available for future awards under Parent’s 2007 Stock Option Plan.

			Number of Securitites Remaining
			Available for Future Issuance
	Number of Securities to be Issued	Weighted-Average Exercise Price	Under Equity Compensation Plans
	Upon Exercise of Outstanding	of Outstanding Options, Warrants	(excluding shares reflected in the
Plan Category	Options, Warrants and Rights	and Rights (1)	first column) (2)
Equity Compensation Plans Approved by Security Holders	38,194,502	$1.05	5,641,409

Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	38,194,502	$1.05	5,641,409

(1)          The exercise price of the stock option award is equal to the market value of Parent’s common stock on the grant date as determined reasonably and in good faith by the Parent’s board of directors and compensation committee.  The exercise price of options issued during the years ended December 31, 2011 and 2010, was determined through a variety of factors including peer group multiples, merger and acquisition multiples, and discounted cash flow analyses. The exercise prices of options issued during the year ended December 31, 2008 and seven months ended December 31, 2007 was determined by reference to the then recent per share valuation of Parent resulting from the Transaction as detailed below.

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

On May 31, 2007, in connection with the Transaction, we and IPC entered into a professional services agreement pursuant to which general advisory and management services are provided to us with respect to financial and operating matters.  IPC is an owner of Parent, and the following members of our board of directors are associated with IPC:  John Howard, Robert Juneja and Bret Bowerman.  In addition, David Crane, a director, provides consulting services to IPC.  The professional services agreement requires us to pay an annual advisory fee for ongoing advisory and management services equal to the greater of $500,000 or 0.75% of our Adjusted EBITDA (as defined in the professional services agreement) for the immediately preceding fiscal year, payable in quarterly installments, provided that the annual advisory fee for the fiscal year ending December 31, 2007 shall be $500,000, as adjusted for the partial year.  We paid IPC approximately $912,000 in 2011 for advisory and management services.

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

ITEM 14:  Principal Accountant Fees and Services

Deloitte and Touche LLP (“D&T”) has served as our independent registered public accounting firm since June 20, 2007.  The following table presents fees for professional services rendered by D&T during our years ended December 31, 2011 and 2010.

Types of Fees	2011	2010
Audit Fees (1)	$441,000	$279,000
Audit-Related Fees (2)	60,000	—
Tax Fees (3)	104,000	45,000
All Other Fees (4)	248,500	177,400

(1)           Audit fees consist of services rendered for the audit of the annual consolidated financial statements, including required quarterly reviews, statutory and regulatory filings or engagements and services that generally only the auditor can reasonably be expected to provide.

(2)           Consists of fees for registration statement filings.

(3)           Tax fees are for professional services rendered for tax compliance, tax advice and tax planning.

(4)           All other fees are for services other than those in the previous categories, including due diligence services.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the year ended December 31, 2011, the year ended December 31, 2010, and the year ended December 31, 2009

Consolidated Statements of Comprehensive Loss for the year ended December 31, 2011, the year ended December 31, 2010, and the year ended December 31, 2009

Consolidated Statements of Shareholders’ Equity and Other Comprehensive Loss for the year ended December 31, 2011, the year ended December 31, 2010 and the year ended December 31, 2009

Consolidated Statements of Cash Flows for the year ended December 31, 2011, the year ended December 31, 2010, and the year ended December 31, 2009

Notes to Consolidated Financial Statements

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

4.1

Indenture, dated as of May 31, 2007, relating to the Second Lien Senior Secured Floating Rate Notes due 2015 and the 8.50%/9.25% Second Lien Senior Secured PIK Toggle Notes due 2015, between UHS Merger Sub, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by refere nce to Exhibit 4.1 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2007, File No. 000-20086).

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

4.3

Second Supplemental Indenture, dated as of June 9, 2011, relating to the Second Lien Senior Secured Floating Rate Notes due 2015 and the 8.50%/9.25% Second Lien Senior Secured PIK Toggle Notes due 2015, among Universal Hospital Services, Inc., Emergent Group Inc., PRI Medical Technologies, Inc. and Wells Fargo Bank, National Association, as trustee. (incorporated by reference to Exhibit 4.1 to Form 8-K filed with the Securities and Exchange Commission on June 14, 2011).

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

4.6

Registration Rights Agreement, dated as of June 17, 2011, by and among Universal Hospital Services, Inc., Barclays Capital Inc. and RBC Capital Markets, LLC and the guarantors party thereto (incorporated by reference to Exhibit 4.1 to Form 8-K filed with the Securities and Exchange Commission on June 17, 2011).

4.7	Form of Second Lien Senior Secured Floating Rate Note due 2015 (included in Exhibit 4.1).
10.1	Form of 8.50% / 9.25% Second Lien Senior Secured PIK Toggle Note due 2015 (included in Exhibit 4.1).

10.2

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

10.5

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

10.11	Stock Option Plan of UHS Holdco, Inc. (incorporated by reference to Exhibit 10.17 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2007, File No. 000-20086).**
10.12

Amendment to Option Agreements, dated as of August 11, 2010, executed by UHS Holdco, Inc. (incorporated by reference to Exhibit 10.4 for Form 10-Q filed with the Securities and Exchange Commission on August 11, 2010). **

10.13

Form of Option Agreement Evidencing a Grant of an Option Under the 2007 Stock Option Plan (incorporated by reference to Exhibit 10.5 for Form 10-Q filed with the Securities and Exchange Commission on August 11, 2010).**

10.14

Amended and Restated Professional Services Agreement, dated as of February 1, 2008, by and between Universal Hospital Services, Inc. and Irving Place Capital Merchant Manager III, L.P. (formerly known as Bear Stearns Merchant Manager III, L.P.) (incorporated by reference to Exhibit 10.23 to Form 10-K/A filed with the Securities and Exchange Commission on March 12, 2008, File No. 000-20086)

10.15

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

10.17

Amended and Restated Employment Agreement, dated as of December 31, 2008, between Universal Hospital Services, Inc. and Walter T. Chesley. (incorporated by reference to Exhibit 10.19 to Form 10-K filed with the Securities and Exchange Commission on March 12, 2009, File No. 000-20086)**

10.18*	Employment Agreement, dated as of February 7, 2012, between Universal Hospital Services, Inc. and William C. Mixon. **
10.19*	Executive Severance Pay Plan, dated October 10, 2011. **
10.20*	2012 Executive Incentive Plan Targets. **
12.1*	Statement regarding the computation of ratio of earnings to fixed charges
21.1*	Subsidiaries of the Registrant
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of Gary D. Blackford Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Rex T. Clevenger Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Extension Labels Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*                 Filed herewith

**          Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 22, 2012.

UNIVERSAL HOSPITAL SERVICES, INC.
By	/s/ Gary D. Blackford
Gary D. Blackford
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 22, 2012.

/s/ Gary D. Blackford	Chairman of the Board
Gary D. Blackford	and Chief Executive Officer (Principal Executive Officer)

/s/ Rex T. Clevenger	Executive Vice President and
Rex T. Clevenger	Chief Financial Officer (Principal Financial Officer)

/s/ Scott M. Madson	Vice President, and
Scott M. Madson	Chief Accounting Officer (Principal Accounting Officer)

/s/ Barry P. Schochet	Director
Barry P. Schochet

/s/ Bret D. Bowerman	Director
Bret D. Bowerman

/s/ David Crane	Director
David Crane

/s/ John D. Howard	Director
John D. Howard

/s/ Kevin L. Roberg	Director
Kevin L. Roberg

/s/ Robert Juneja	Director
Robert Juneja

/s/ John B. Grotting	Director
John B. Grotting

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report relating to the fiscal year ended December 31, 2011 or proxy statement with respect to any annual or other meeting of security holders has been sent to security holders, nor will such information be sent to security holders.

Universal Hospital Services, Inc.

Schedule II - Valuation and Qualifying Accounts

(in thousands)

	Balance-	Charged to	Charged to	Deductions
	Beginning of	Costs and	Other	from	Balance-End
Description	Period	Expense	Accounts	Reserves	of Period
Allowance for Doubtful Accounts

Year Ended December 31, 2011	$2,000	$906	$82	$1,069	$1,919
Year Ended December 31, 2010	2,450	663	—	1,113	2,000
Year Ended December 31, 2009	2,450	1,546	—	1,546	2,450

Allowance for Inventory Obsolescence

Year Ended December 31, 2011	$839	$(75)	$—	$(281)	$1,045
Year Ended December 31, 2010	782	51	—	(6)	839
Year Ended December 31, 2009	662	(1)	—	(121)	782

Income Tax Valuation Allowance

Year Ended December 31, 2011	$11,958	$2,053	$—	$—	$14,011
Year Ended December 31, 2010	—	11,958	—	—	11,958
Year Ended December 31, 2009	—	—	—	—	—

Universal Hospital Services, Inc.

As of December 31, 2011 and 2010 and

For the years ended December 31, 2011, 2010 and 2009

Universal Hospital Services, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Universal Hospital Services, Inc.

We have audited the accompanying consolidated balance sheets of Universal Hospital Services, Inc. and subsidiary (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for the years ended December 31, 2011, December 31, 2010 and December 31, 2009. Our audits also included the financial schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial positions of Universal Hospital Services, Inc. and subsidiary as of December 31, 2011 and December 31, 2010 and the results of their operations and their cash flows for the years ended December 31 2011, December 31, 2010 and December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, the Company has changed its method of presenting comprehensive loss in 2011 due to the adoption of FASB Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income. The change in presentation has been applied retrospectively to all periods presented.

/s/Deloitte & Touche LLP

Minneapolis, Minnesota

March 22, 2012

Universal Hospital Services, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share information)

	December 31,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$1,161	$—
Accounts receivable, less allowance for doubtful accounts of $1,919 at December 31, 2011 and $2,000 at December 31, 2010	70,592	59,962
Inventories	6,023	4,761
Deferred income taxes	12,328	10,715
Other current assets	4,392	3,342
Total current assets	94,496	78,780

Property and equipment, net:
Medical equipment, net	235,887	206,842
Property and office equipment, net	28,460	20,762
Total property and equipment, net	264,347	227,604

Other long-term assets:
Goodwill	326,618	280,211
Other intangibles, net	241,440	234,915
Other, primarily deferred financing costs, net	13,106	11,518
Total assets	$940,007	$833,028

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,627	$3,764
Interest rate swap	4,755	—
Book overdrafts	3,614	3,566
Accounts payable	31,359	26,943
Accrued compensation	11,571	11,648
Accrued interest	4,937	3,601
Dividend and equity distribution payable	771	—
Other accrued expenses	9,720	9,472
Total current liabilities	72,354	58,994

Long-term debt, less current portion	665,470	521,281
Interest rate swap	—	16,347
Pension and other long-term liabilities	12,981	6,302
Payable to Parent	19,019	13,702
Deferred income taxes	75,657	69,663

Commitments and contingencies (Note 9)

Shareholders’ equity
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at December 31, 2011 and December 31, 2010	—	—
Additional paid-in capital	214,294	248,794
Accumulated deficit	(108,327)	(87,276)
Accumulated other comprehensive loss	(11,827)	(14,779)
Total Universal Hospital Services, Inc. equity	94,140	146,739
Non controlling interest	386	—
Total shareholders’ equity	94,526	146,739
Total liabilities and shareholders’ equity	$940,007	$833,028

The accompanying notes are an integral part of these consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Operations

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Revenue
Medical equipment outsourcing	$291,753	$250,455	$232,623
Technical and professional services	54,058	44,426	42,395
Medical equipment sales and remarketing	25,188	22,541	22,186
Total revenues	370,999	317,422	297,204

Cost of Sales
Cost of medical equipment outsourcing	113,546	91,520	83,553
Cost of technical and professional services	40,518	31,690	30,539
Cost of medical equipment sales and remarketing	19,734	16,342	18,177
Medical equipment depreciation	68,032	69,496	64,267
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	241,830	209,048	196,536
Gross margin	129,169	108,374	100,668

Selling, general and administrative	100,948	89,336	84,225
Acquisition and integration expenses	3,483	—	—
Operating income	24,738	19,038	16,443

Interest expense	55,020	46,457	46,505
Loss before income taxes	(30,282)	(27,419)	(30,062)

Provision (benefit) for income taxes	(9,682)	1,692	(11,489)
Consolidated net loss	(20,600)	(29,111)	(18,573)
Net income attributable to non controlling interest	451	—	—
Net loss attributable to Universal Hospital Services, Inc.	$(21,051)	$(29,111)	$(18,573)

The accompanying notes are an integral part of these consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Consolidated net loss	$(20,600)	$(29,111)	$(18,573)
Other comprehensive income:
Gain (loss) on minimum pension liability, net of tax	(4,136)	(980)	572
Gain on cash flow hedge, net of tax	7,088	2,839	3,541
Total other comprehensive income	2,952	1,859	4,113
Comprehensive loss	(17,648)	(27,252)	(14,460)
Comprehensive income attributable to non controlling interest	451	—	—
Comprehensive loss attributable to Universal Hospital Services, Inc.	$(18,099)	$(27,252)	$(14,460)

The accompanying notes are an integral part of these consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Shareholders’ Equity

			Accumulated	Total
	Additional		Other	Universal
	Paid-in	Accumulated	Comprehensive	Hospital	Non controlling	Total
(in thousands)	Capital	Deficit	Loss	Services, Inc.	Interests	Equity
Balance at December 31, 2008	$248,794	$(39,592)	$(20,751)	$188,451	$—	$188,451
Net loss	—	(18,573)		(18,573)	—	(18,573)
Unrealized gain on minimum pension liability adjustment, net of tax of $373	—	—	572	572	—	572
Unrealized gain on cash flow hedge, net of tax of $2,340	—	—	3,541	3,541	—	3,541
Balance at December 31, 2009	$248,794	$(58,165)	$(16,638)	$173,991	$—	$173,991
Net loss	—	(29,111)	—	(29,111)	—	(29,111)
Unrealized loss on minimum pension liability adjustment, net of tax of $115	—	—	(980)	(980)	—	(980)
Unrealized gain on cash flow hedge, net of tax of $2,100	—	—	2,839	2,839	—	2,839
Balance at December 31, 2010	$248,794	$(87,276)	$(14,779)	$146,739	$—	$146,739
Net loss	—	(21,051)	—	(21,051)	451	(20,600)
Unrealized loss on minimum pension liability adjustment, net of tax of $0	—	—	(4,136)	(4,136)	—	(4,136)
Unrealized gain on cash flow hedge, net of tax of $4,504	—	—	7,088	7,088	—	7,088
Consolidation of Emgergent Group non controlling interests	—	—	—	—	379	379
Dividend and equity distribution	(34,500)	—	—	(34,500)	—	(34,500)
Cash distributions to non controlling interests	—	—	—	—	(451)	(451)
Contributions from new members to non controlling interests	—	—	—	—	7	7
Balance at December 31, 2011	$214,294	$(108,327)	$(11,827)	$94,140	$386	$94,526

The accompanying notes are an integral part of these consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Cash Flows

	Twelve Months Ended
	December 31,
(in thousands)	2011	2010	2009
Cash flows from operating activities:
Consolidated net loss	$(20,600)	$(29,111)	$(18,573)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	77,248	78,001	72,762
Amortization of intangibles, deferred financing costs and bond premium	22,000	16,295	16,692
Provision for doubtful accounts	899	213	1,546
Provision for inventory obsolescence	134	105	(1)
Non-cash stock-based compensation expense	4,276	7,333	1,330
Non-cash gain on trade-in of recalled equipment	(13,710)	—	—
Loss (gain) on sales and disposals of equipment	(1,896)	(145)	158
Deferred income taxes	(10,067)	1,401	(11,767)
Changes in operating assets and liabilities:
Accounts receivable	(6,670)	(96)	(7,511)
Inventories	(73)	370	392
Other operating assets	184	(445)	(609)
Accounts payable	5,358	1,802	1,097
Other operating liabilities	608	433	472
Net cash provided by operating activities	57,691	76,156	55,988
Cash flows from investing activities:
Medical equipment purchases	(77,561)	(70,671)	(48,827)
Property and office equipment purchases	(9,557)	(6,327)	(4,700)
Proceeds from disposition of property and equipment	3,869	2,793	3,119
Acquisitions, net of cash acquired	(69,970)	—	—
Other	—	—	(142)
Net cash used in investing activities	(153,219)	(74,205)	(50,550)
Cash flows from financing activities:
Proceeds under senior secured credit facility	166,250	146,529	78,000
Payments under senior secured credit facility	(204,650)	(132,029)	(88,600)
Payments of principal under capital lease obligations	(5,835)	(5,052)	(4,477)
Payoff of acquired debt	(472)	—	—
Proceeds from short term investments used as collateral	—	—	1,500
Payment of deferred financing costs	(4,458)	(1,746)	—
Proceeds from issuance of bonds	178,938	—	—
Accrued interest received from bondholders	661	—	—
Accrued interest paid to bondholders	(661)
Distributions to non controlling interests	(451)	—	—
Contributions from new members to limited liability companies	7	—	—
Proceeds from exercise of Parent company stock options	41	28	—
Repayment of 10.125% senior notes	—	(9,945)	—
Dividend and equity distribution payments	(32,729)	—	—
Change in book overdrafts	48	264	(3,867)
Net cash provided by (used in) financing activities	96,689	(1,951)	(17,444)
Net change in cash and cash equivalents	1,161	—	(12,006)

Cash and cash equivalents at the beginning of period	—	—	12,006
Cash and cash equivalents at the end of period	$1,161	$—	$—

Supplemental cash flow information:
Interest paid	$51,667	$43,998	$44,295
Income taxes paid	$563	$170	$238
Non-cash activities:
Medical equipment purchases included in accounts payable (at end of period)	$8,784	$11,761	$4,695
Dividend declared to Parent	$1,771	$—	$—
Capital lease additions	$7,091	$6,923	$2,353

The accompanying notes are an integral part of these consolidated financial statements.

Universal Hospital Services, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For the years ended December 31, 2011, 2010 and 2009

1.                          Basis of Presentation

Universal Hospital Services, Inc. (“we”, “our”, “us”, the “Company” or “UHS”) is a nationwide provider of medical equipment management and service solutions to the United States health care industry. The Company’s services fall into three reporting segments: medical equipment outsourcing, technical and professional services, and medical equipment sales and remarketing.

All of our outstanding capital stock is owned by UHS Holdco, Inc. (“Parent”), which acquired the Company in a recapitalization in May 2007 (the “Transaction”). Parent is owned by affiliates of Irving Place Capital Merchant Manager III, L.P. (“IPC”) and certain members of our management.

On April 1, 2011 we completed our acquisition of Emergent Group Inc. (“Emergent Group”) for a total purchase price of approximately $65.3 million as described in Note 3, Acquisitions.  The results of operations of this acquisition have been included in UHS’s consolidated results of operations since the date of acquisition and also included in the medical equipment outsourcing segment. Effective December 31, 2011, Emergent Group was merged into its principal operating subsidiary, PRI Medical Technologies, Inc. (“PRI Medical”) with PRI Medical the surviving entity. Also, on December 31, 2011, PRI Medical’s name was changed to UHS Surgical Services, Inc. (“Surgical Services”).

On May 31, 2011 we acquired certain assets of an equipment rental division of a medical equipment manufacturer for approximately $6.5 million. The financial results of this acquisition are included in our medical equipment outsourcing segment since the date of acquisition.

On October 3, 2011, we completed the acquisition, effective October 1, 2011, of all of the outstanding stock of a surgical laser equipment service provider for approximately $5.5 million in cash consideration. The $5.5 million purchase price included $0.5 million of debt which was paid off at closing. The financial results of this acquisition are included in our medical equipment outsourcing segment since the date of acquisition.

On January 3, 2012, we completed the acquisition, effective January 1, 2012, of all of the outstanding stock of a surgical laser equipment service provider for approximately $16.4 million in cash consideration, funded primarily from the Senior Secured Credit Facility. This acquisition expands our national footprint in the laser and mobile surgical services market and is not expected to have a material impact on our results of operations or our financial position for the 2012 fiscal year.

Principles of Consolidation

The consolidated financial statements include the accounts of UHS and of Surgical Services, its wholly owned subsidiary, since its acquisition on April 1, 2011. In addition, in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), we have accounted for our equity investments in entities in which we are the primary beneficiary under the full consolidation method. All significant intercompany transactions and balances have been eliminated through consolidation. As the primary beneficiary, we consolidate the limited liability companies (“LLCs”) referred to in Note 13, Limited Liability Companies, as we effectively receive the majority of the benefits from such entities and we provide equipment lease guarantees for such entities.

Universal Hospital Services, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For the years ended December 31, 2011, 2010 and 2009

2.                          Significant Accounting Policies

Cash and Cash Equivalents

The Company considers money market accounts and other highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Short-term Investments

Marketable securities with original purchase maturities greater than three months, but less than twelve months are classified as short-term investments. At December 31, 2011, we did not own any short-term investments.

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

Goodwill is tested at least annually for impairment and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test is performed using a two-step process. In the first step, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. If the estimated fair value is less than the carrying amount of the reporting unit, there is an indication that goodwill impairment exists and a second step must be completed in order to determine the amount of the goodwill impairment, if any, that should

Universal Hospital Services, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For the years ended December 31, 2011, 2010 and 2009

be recorded. In the second step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. Each reporting unit constitutes a business for which discrete financial information is available and management reviews its operating results. Our reporting units are medical equipment outsourcing, technical and professional services, and medical equipment sales and remarketing. The fair value of each reporting unit incorporates multiple inputs including discounted cash flow calculations, peer company earnings multiples, and assumptions that market participants would make in valuing the reporting unit. Other assumptions include future business growth, earnings projections, capital expenditures, changes in working capital and the weighted average cost of capital used for purposes of discounting. Projecting discounted future cash flows requires us to make significant estimates regarding the assumptions noted above. The projections also take into account several factors including current and estimated economic trends and outlook, and other factors which are beyond our control. No goodwill impairments have been recognized in 2011, 2010, or 2009.

We completed step one of our annual goodwill impairment evaluation during the fourth quarter with each reporting unit’s fair value exceeding its carrying value by at least ten percent. Accordingly, step two of the impairment analysis was not required. Goodwill was not found to be impaired during any of the periods presented.

Other Intangible Assets

Other intangible assets primarily include customer relationships, a supply agreement, trade names and trademarks, technology databases and non-compete agreements. With the exception of the PRI Medical Technologies, Inc. trade name (see Note 6, Selected Financial Statement Information), which was assigned an estimated useful life of ten years at the time it was acquired, our trade name intangibles have indefinite lives. Our remaining other intangible assets are amortized over their estimated economic lives of two to thirteen years that results in a remaining weighted-average useful life of approximately 7 and 8 years at the years ended December 31, 2011 and 2010, respectfully. The straight-line method of amortization generally reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. However, for certain of our customer relationships we use the sum-of-the-years-digits amortization method to more appropriately allocate the cost to earnings in proportion to the estimated amount of economic benefit obtained.

Intangible assets with indefinite lives are tested for impairment on an annual basis. Our calculation of estimated fair value is made using the “relief from royalty method,” which assumes that a trade name has a fair value equal to the present value of the royalty attributed to it. The royalty income attributable to a trade name represents the hypothetical cost savings that are derived from owning the trade name versus paying royalties to license the trade name from another owner. Accordingly, we estimate a fair royalty that a licensee would pay, on a percentage of revenue basis, to obtain a license to utilize the trade name for each of our medical equipment outsourcing and technical and professional services segments. Indefinite lived intangibles were not found to be impaired during any of the periods presented.

Amortizable intangibles are measured for impairment consistent with the process utilized for long-lived assets as described below. Our amortizable intangible assets consist of the following discrete items: Customer relationships, technology databases, a supply agreement, non-compete agreements and favorable lease agreements.

Universal Hospital Services, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For the years ended December 31, 2011, 2010 and 2009

Long-Lived Assets

The Company periodically reviews its long-lived assets for impairment and assesses whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable and when an event (such as those noted in Accounting Standards Codification (“ASC”) 360) is indicated. An impairment loss is recognized when the carrying amount of an asset exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. For other long-lived assets, primarily movable medical equipment, we continuously monitor specific makes/models for events such as product recalls or obsolescence. The amount of the impairment loss to be recorded, if any, is calculated by the excess of the asset’s carrying value over its fair value.

Deferred Financing Costs

Financing costs associated with issuing debt are deferred and amortized over the related terms using the straight-line method, which approximates the effective interest rate method. Accumulated amortization of our deferred financing costs was $12.3 and $8.6 million at December 31, 2011 and 2010, respectively.

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

Operating Leases

The Company leases all of its district, corporate and other operating locations under operating leases and recognizes rent expense on a straight-line basis over the lease terms. Rent holidays and rent escalation clauses, which provide for scheduled rent increases during the lease term, are taken into account in computing straight-line rent expense included in our consolidated statements of operations. The

Universal Hospital Services, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For the years ended December 31, 2011, 2010 and 2009

difference between the rent due under the stated periods of the leases compared to that of the straight-line basis is recorded as a component of other long-term liabilities in the consolidated balance sheets. Landlord funded lease incentives, including tenant improvement allowances provided for our benefit, are recorded as leasehold improvement assets and as deferred rent in the consolidated balance sheets and are amortized to depreciation expense and as rent expense credits, respectively.

Income Taxes

The Company accounts for deferred income taxes utilizing ASC Topic 740, “Income Taxes.” ASC Topic 740 requires the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statement and the tax bases of assets and liabilities, as measured at current enacted tax rates. During 2010, we determined that it was no longer more likely than not that all of our net operating loss carry forwards will be recovered prior to their expiration based on the expected reversals of these deferred tax assets and liabilities, future earnings, or other assumptions. Accordingly, we initially established a valuation allowance in 2010 to recognize this uncertainty and since that time, have continued to recognize this uncertainty. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

In June 2006, the FASB issued guidance now codified in ASC Topic 740, “Income Taxes.” The guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attributes of income tax positions taken or expected to be taken on a tax return.

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

ASC Topic 815, “Derivatives and Hedging,” establishes accounting and reporting standards requiring that derivative instruments be recorded on the consolidated balance sheets as either an asset or liability measured at fair value. The statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met, the changes in a derivative’s fair value (for a cash flow hedge) are deferred in shareholders’ equity as a component of accumulated other comprehensive loss. These deferred gains and losses are recognized as income in the period in which hedged cash flows occur. The ineffective portions of hedge returns are recognized as earnings.

In June 2007 we entered into an interest rate swap agreement for $230.0 million, which has the effect of converting our $230.0 of Floating Rate Notes to fixed interest rates. The effective date for the swap agreement is December 2007; the expiration date is May 2012. See Note 8, Long-Term Debt, for a detailed description of our interest rate swap.

Fair Value of Other Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short maturities. The fair

Universal Hospital Services, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For the years ended December 31, 2011, 2010 and 2009

value of our outstanding PIK Toggle Notes and Floating Rate Notes, based on the quoted market price for the same or similar issues of debt, is approximately:

	December 31,	December 31,
(in millions)	2011	2010
PIK Toggle Notes	$417.0	$240.9
Floating Rate Notes	208.2	210.9

Segment Information

The Company’s business is managed and internally reported as three segments: medical equipment outsourcing, technical and professional services, and sales and remarketing. Note 18, Business Segments, contains additional segment information.

Stock-Based Compensation

We record compensation expense associated with stock options in accordance with ASC Topic 718, “Compensation — Stock Compensation.” Note 11, Stock-Based Compensation, contains the significant assumptions used in determining the underlying fair value of options and disclosures as required under ASC Topic 718.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes unrealized gains and losses from derivatives designated as cash flow hedges and minimum pension liability adjustments. These amounts are presented in the consolidated statements of comprehensive loss net of reclassification adjustments to earnings.

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

Universal Hospital Services, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For the years ended December 31, 2011, 2010 and 2009

In June 2011, the FASB issued an amendment to the authoritative guidance on comprehensive income. The amendment eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity or include the components in the notes to the consolidated financial statements, and instead requires the presentation of comprehensive income in either a continuous statement of comprehensive income or a separate but consecutive statement. Although the amendment is not effective until the quarter ending March 31, 2012, we elected to adopt the amendment early. The adoption of this amendment did not have a material effect on our consolidated financial statements.

Standard Not Yet Adopted

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

3.                          Acquisitions

Emergent Group Inc.

On April 1, 2011 (the “Acquisition Date”), we completed our acquisition of Emergent Group for a total purchase price of approximately $65.3 million, which represents the sum of $60.0 million of cash paid for equity, $4.8 million of capital lease liability assumed and $2.0 million of transaction costs, less cash acquired of $1.5 million. All outstanding shares were purchased at a price of $8.46 per share.  Emergent Group’s wholly owned subsidiary, PRI Medical Technologies, Inc. (“PRI Medical”) is a provider of laser and mobile surgical equipment services primarily for the urology community. The acquisition of Emergent Group was funded primarily by drawings under our $195.0 million Senior Secured Credit Facility, which is described below in Note 8, Long-Term Debt.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the Acquisition Date:

Universal Hospital Services, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For the years ended December 31, 2011, 2010 and 2009

(in thousands)	April 1, 2011
Cash and cash equivalents	$1,480
Accounts receivable	4,517
Deferred income taxes	827
Inventories	1,222
Other current assets	1,403
Medical equipment	7,540
Property and equipment	234
Intangible assets	22,150
Other assets	79
Total identifiable assets	39,452

Accounts payable	1,972
Accrued expenses	1,571
Other liabilites	1,618
Deferred income taxes	9,523
Capital leases	4,763
Total liabilities assumed	19,447
Net identifiable assets acquired	20,005
Non controlling interests	(379)
Goodwill	40,393
Net assets acquired	$60,019

As of December 31, 2011, we were substantially complete with our purchase price allocation, with the exception of income taxes, for which we will utilize additional information as we complete and file our related tax returns. We expect to finalize all aspects of the valuation and complete the purchase price allocation as soon as practicable, but no later than one year from the Acquisition Date.

The valuation of the intangible assets acquired and related amortization periods are as follows:

	Valuation	Amortization Period
	(in thousands)	(in years)
Customer relationships	$17,669	8
Trade names	4,264	10
Proprietary software	217	3
Total	$22,150

The $40.4 million of goodwill was assigned to our outsourcing segment. The goodwill recognized is attributable primarily to strategic and synergistic opportunities across Emergent Group, the assembled workforce of Emergent Group and other factors. The goodwill recognized is not deductible for income tax purposes.

On October 3, 2011, we completed the acquisition, effective October 1, 2011, of all of the outstanding stock of a surgical laser equipment service provider for approximately $5.5 million in cash consideration (see Other Acquisitions below).

Universal Hospital Services, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For the years ended December 31, 2011, 2010 and 2009

Effective December 31, 2011, Emergent Group was merged into its principal operating subsidiary, PRI Medical, with PRI Medical the surviving entry. Also, on December 31, 2011, PRI Medical’s name was changed to UHS Surgical Services, Inc., which we refer to as “Surgical Services”. This name change, along with the aforementioned acquisition, supports our strategic growth initiatives to diversify our outsourcing offerings to our customers.

The amounts of revenue and net income of Surgical Services included in the Company’s consolidated statements of operations from the Acquisition Date to December 31, 2011 are as follows:

(in thousands)	Revenue and income included in the consolidated statements of operations from April 1, 2011 to December 31, 2011
Revenue	$25,421
Net income attributable to Universal Hospital Services, Inc.	(1,718)

The following supplemental pro forma information presents the financial results as if the acquisition of Surgical Services had occurred on January 1, 2010 for the years ended December 31, 2011 and 2010, respectively. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2010, nor are they indicative of any future results.

Year Ended
(in thousands)	December 31, 2011
Pro forma consolidated results
Revenue	$378,828
Net loss attributable to Universal Hospital Services, Inc.	(19,000)

Year Ended
(in thousands)	December 31, 2010
Pro forma consolidated results
Revenue	$347,027
Net loss attributable to Universal Hospital Services, Inc.	(34,096)

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Surgical Services to reflect the additional depreciation, amortization and interest that would have been charged assuming the fair value adjustments, primarily to medical equipment and intangible assets, and draws on the line of credit to fund the acquisition had been applied on January 1, 2010, as applicable, together with the consequential tax effects.

Universal Hospital Services, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For the years ended December 31, 2011, 2010 and 2009

Other Acquisitions

On May 31, 2011, we completed the acquisition of certain assets of the equipment rental division of a medical equipment manufacturer for $6.5 million in cash.  The assets acquired primarily consisted of movable medical equipment of approximately $1.7 million, customer relationship intangibles of approximately $1.9 million and tax deductible goodwill of approximately $2.9 million. The acquisition was funded through our $195.0 million Senior Secured Credit Facility, which is described below in Note 8, Long-Term Debt. This acquisition did not have a material impact on our consolidated results of operations or our financial position for the 2011 fiscal year.

On October 3, 2011, we completed the acquisition, effective October 1, 2011, of all of the outstanding stock of a surgical laser equipment service provider for approximately $5.5 million in cash consideration. The $5.5 million purchase price includes $0.5 million of debt which was paid off at closing. In conjunction with this acquisition, approximately $3.1 million of non-deductible goodwill was recorded. This acquisition did not have a material impact on our consolidated results of operations or our financial position for the 2011 fiscal year.

The following table summarizes the impact of acquisitions completed during 2011 related to goodwill at December 31, 2011:

(in thousands)	Goodwill

Balance at December 31, 2010	$280,211
Acquisition of Emergent Group Inc.	40,393
Other acquisitions	6,014
Balance at December 31, 2011	$326,618

The Company expensed $3.5 million of acquisition and integration related costs for the year ended December 31, 2011, of which approximately $3.3 was related to the April 1, 2011 Emergent Group acquisition. These costs are included in the line item entitled “acquisition and integration expenses” in the accompanying consolidated statements of operations and are comprised of the following items:

Acquisition and integration expenses
Year Ended
(in thousands)	December 31, 2011
Investment banking fees	$825
Legal, accounting and other costs	2,658
Total	$3,483

4.         Fair Value Measurements

ASC Topic 820 “Fair Value Measurements and Disclosure,” which establishes a consistent framework for measuring fair value and expands disclosures on fair value measurements. ASC Topic 820 was

Universal Hospital Services, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For the years ended December 31, 2011, 2010 and 2009

effective for the Company starting in fiscal 2008 with respect to financial assets and liabilities. In addition, the Company adopted the non-financial asset and liability provisions on January 1, 2009. The adoption of the non-financial asset and liability provisions of ASC Topic 820 had no impact on our financial statements as of January 1, 2009 and has been applied on a prospective basis.

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010, in accordance with ASC Topic 820, are summarized in the following table by type of inputs applicable to the fair value measurements:

(in thousands)	Fair Value at December 31, 2011				Fair Value at December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest Rate Swap	$—	$4,755	$—	$4,755	$—	$16,347	$—	$16,347

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

5.         Book Overdrafts

The Company typically does not maintain cash balances at its principal bank under a policy whereby the net amount of collected balances and cleared checks is, at the Company’s option, applied to or drawn from our credit facility on a daily basis. Surgical Services will, at times, carry modest levels of cash.

6.         Selected Financial Statement Information

Property and Equipment

Our property and equipment at December 31, consists of the following:

Universal Hospital Services, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For the years ended December 31, 2011, 2010 and 2009

(in thousands)	2011	2010
Medical Equipment	$491,629	$413,975
Less: Accumulated depreciation	(255,742)	(207,133)
Medical equipment, net	235,887	206,842
Leasehold improvements	11,181	7,386
Office equipment and vehicles	47,221	38,778
	58,402	46,164
Less: Accumulated depreciation and amortization	(29,942)	(25,402)
Property and office equipment, net	28,460	20,762
Total property and equipment, net	$264,347	$227,604

Property and equipment financed under capital leases, net	$18,134	$11,944

Universal Hospital Services, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For the years ended December 31, 2011, 2010 and 2009

Other Intangible Assets and Goodwill

Our other intangible assets and goodwill as of December 31, 2011 and 2010, by reporting segment, consist of the following:

	Customer	Supply	Technology	Non-Compete	Favorable Lease
(in thousands)	Relationships	Agreement	Databases	Agreements	Agreements	Trade Names	Goodwill
Medical Equipment Outsourcing
Balance at January 1, 2010	$51,071	$20,833	$—	$83	$—	$143,000	$205,953
Amortization	(8,929)	(2,678)	—	(18)	—	—	—
Balance at December 31, 2010	42,142	18,155	—	65	—	143,000	205,953
Acquisition of the former Emergent Group Inc.	17,669	—	217	—	—	4,264	40,393
Other Acquisitions	3,600	—	—	140	—	—	6,014
Amortization	(10,002)	(2,905)	(54)	(27)	—	(4,264)	—
Balance at December 31, 2011	53,409	15,250	163	178	—	143,000	252,360

Technical and Professional Services
Balance at January 1, 2010	7,212	—	—	—	—	23,000	55,655
Amortization	(692)	—	—	—	—	—	—
Balance at December 31, 2010	6,520	—	—	—	—	23,000	55,655
Amortization	(692)	—	—	—	—	—	—
Balance at December 31, 2011	5,828	—	—	—	—	23,000	55,655

Sales and Remarketing
Balance at January 1, 2010	—	—	—	—	—	—	18,603
Amortization	—	—	—	—	—	—	—
Balance at December 31, 2010	—	—	—	—	—	—	18,603
Amortization	—	—	—	—	—	—	—
Balance at December 31, 2011	—	—	—	—	—	—	18,603

Corporate and Unallocated
Balance at January 1, 2010	—	—	3,383	—	71	—	—
Amortization	—	—	(1,400)	—	(21)
Balance at December 31, 2010	—	—	1,983	—	50	—	—
Amortization	—		(1,400)	—	(21)
Balance at December 31, 2011	—	—	583	—	29	—	—

Total
Balance at January 1, 2010	58,283	20,833	3,383	83	71	166,000	280,211
Amortization	(9,621)	(2,678)	(1,400)	(18)	(21)	—	—
Balance at December 31, 2010	48,662	18,155	1,983	65	50	166,000	280,211
Acquisition of the former Emergent Group Inc.	17,669	—	217	—	—	4,264	40,393
Other Acquisitions	3,600	—	—	140	—	—	6,014
Amortization	(10,694)	(2,905)	(1,454)	(27)	(21)	(4,264)	—
Balance at December 31, 2011	$59,237	$15,250	$746	$178	$29	$166,000	$326,618

Total amortization expense related to intangible assets was approximately $19.4, $13.7 and $14.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011, management performed its required annual testing of impairment of goodwill as well as indefinite-lived medical equipment outsourcing and technical and professional services trade names. Fair values were estimated using estimates, judgments, and assumptions (see Note 2, Significant

Universal Hospital Services, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For the years ended December 31, 2011, 2010 and 2009

Accounting Policies) that management believes were appropriate in the circumstances. There is no aggregate goodwill impairment for any of the periods presented in our consolidated financial statements.

During the fourth quarter of 2011, the Company implemented a rebranding strategy with respect to its laser surgical services business whereby the Company changed the legal name of PRI Medical Technologies, Inc. to UHS Surgical Services, Inc. and ceased using the PRI Medical trade name as of December 31, 2011 (see Note 3, Acquisitions). Accordingly, management determined in the fourth quarter of 2011 that it was appropriate to change the estimated remaining useful life of the PRI Medical trade name from 114 months to 3 months. As a result, the remaining book value of this trade name of $4.1 million was amortized during the fourth quarter of 2011.

At December 31, 2011, future estimated amortization expense related to intangible assets for each of the years ended December 31, 2011 to 2016 and thereafter is estimated as follows:

(in thousands)

2012	$14,336
2013	12,890
2014	11,971
2015	11,066
2016	9,960
Thereafter	15,217
$75,440

Future amortization expense is an estimate. Actual amounts may change due to additional intangible asset acquisitions, impairment, accelerated amortization or other events.

7.             Dividend and Equity Distribution

On June 8, 2011 the Company and Parent’s Boards of Directors declared a dividend of $0.12 per share to the Parent’s shareholders of record on June 10, 2011 and a $0.12 per share equity distribution to be paid to the holders of vested options on the Parent’s stock as of June 10, 2011, subject to the consummation of the note offering which occurred on June 17, 2011 (see Note 8, Long-term Debt), and payable on July 1, 2011.

Also on June 8, 2011, the Boards of Directors declared an equity distribution of $0.12 per option to holders of outstanding options on the Parent’s stock on June 10, 2011 that are scheduled to vest on December 31, 2011, 2012, 2013, 2014, and 2015.

Our consolidated balance sheet as of December 31, 2011 reflects the decrease in shareholders’ equity for dividends paid to Parent shareholders and distributions to vested option holders on July 1, 2011, options that vested at December 31, 2011, which were not yet paid, as well as

Universal Hospital Services, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For the years ended December 31, 2011, 2010 and 2009

estimated amounts to be paid to holders of options expected to vest on December 31, 2012 though 2015 based on an estimated option forfeiture rate of 2% annually. Our consolidated balance sheet also reflects the related current dividend payable and long-term dividend payable included in Payable to Parent.

8.             Long-Term Debt

Long-term debt at December 31, consists of the following:

	December 31,	December 31,
(in thousands)	2011	2010
PIK toggle notes	$405,000	$230,000
Floating rate notes	230,000	230,000
Unamortized bond premium	3,433	—
Senior secured credit facility	14,500	52,900
Capital lease obligations	18,164	12,145
	671,097	525,045
Less: Current portion of long-term debt	(5,627)	(3,764)
Total long-term debt	$665,470	$521,281

PIK Toggle Notes. Our 8.50% / 9.25% PIK Toggle Notes due 2015 (the “PIK Toggle Notes”) consist of $230.0 million aggregate principal amount of PIK Toggle Notes issued on May 31, 2007 (the “Existing Notes”), and $175.0 million aggregate principal amount of PIK Toggle Notes issued on June 17, 2011 (the “Additional Notes”) for a total aggregate outstanding principal amount of $405.0 million. All of the PIK Toggle Notes were issued under a Second Lien Senior Indenture dated as of May 31, 2007 (the “Second Lien Senior Indenture”).

The Additional Notes were issued in a private placement, at a premium of 102.250% for an aggregate total of $178.9 million in proceeds and are subject to the same terms as the Existing Notes under the Second Lien Senior Indenture. The premium is being amortized over the remaining life of the Additional Notes using the effective interest rate of 7.824%. The proceeds of the issuance of the Additional Notes were used to (i) repay the revolving borrowings under our Senior Secured Credit Facility, (ii) pay fees and expenses relating to the offering of the Additional Notes and (iii) pay a dividend as declared by the Company and Parent’s Board of Directors on June 8, 2011 (see Note 7, Divided and Equity Distribution). In connection with the issuance of the Additional Notes, the Company entered into a registration rights agreement with the initial purchasers of the Additional Notes. On September 12, 2011, the Company’s Registration Statement on Form S-4, filed to register the exchange of the Additional Notes for fully registered Additional Notes, and was declared effective by the SEC. The exchange offer expired on October 12, 2011 and on October 18, 2011 we completed an offer to exchange all of the then outstanding Additional Notes for an equivalent amount of new Additional Notes which have been registered under the Securities Act of 1933, as amended. We did not receive any additional proceeds from the exchange offer.

Universal Hospital Services, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For the years ended December 31, 2011, 2010 and 2009

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

Floating Rate Notes. Our Floating Rate Notes (the “Floating Rate Notes”) were issued on May 31, 2007 in the aggregate principal amount of $230.0 million under the Second Lien Senior Indenture. The Floating Rate Notes mature on June 1, 2015. Interest on the Floating Rate Notes is payable semiannually in arrears on each June 1 and December 1. Interest on the Floating Rate Notes is reset for each semi-annual interest period and is calculated at the current LIBOR rate plus 3.375%. At December 31, 2011, our LIBOR-based rate was 3.450%, which includes the credit spread. The Floating Rate Notes are redeemable, at the Company’s option, in whole or in part, at specified redemption prices (as defined in the Second Lien Senior Indenture) plus accrued interest to the date of redemption. In addition, the Floating Rate Notes have a change of control provision, which gives each holder the right to require the Company to purchase all or a portion of such holders’ Floating Rate Notes upon a change in control, as defined in the Second Lien Senior Indenture, at a purchase price equal to 101% of the principal amount plus accrued interest to the date of purchase. The Floating Rate Notes, subject to certain definitions and exceptions, have covenants that restrict, among other things, the incurrence of additional debt, the payment of dividends and the issuance of preferred stock.

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

Universal Hospital Services, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For the years ended December 31, 2011, 2010 and 2009

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

The interest rate swap agreement qualifies for cash flow hedge accounting under ASC Topic 815, “Derivatives and Hedging.” Both at inception and on an on-going basis, we must perform an effectiveness test. In accordance with ASC Topic 815, the fair value of the interest rate swap agreement at December 31, 2011 is included as a cash flow hedge on our consolidated balance sheet. The change in fair value was recorded as a component of accumulated other comprehensive loss on our consolidated balance sheet, net of tax, since the instrument was determined to be an effective hedge at December 31, 2011. We have not recorded any amounts due to ineffectiveness for any periods presented. We will reclass $2.8 million into earnings, currently recorded in accumulated other comprehensive loss, in the next five months.

As a result of our interest rate swap agreement, we expect the effective interest rate on our $230.0 million Floating Rate Notes to be 9.065% through May 2012.

Second Lien Senior Indenture. Our PIK Toggle Notes and Floating Rate Notes, (the “Notes”), are guaranteed, jointly and severally, on a second priority senior secured basis by our subsidiary Surgical Services and are similarly guaranteed by certain of our future domestic subsidiaries. The Notes are our second priority senior secured obligations and rank:

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

Universal Hospital Services, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For the years ended December 31, 2011, 2010 and 2009

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

Senior Secured Credit Facility. On May 6, 2010 we entered into an Amended and Restated Credit Agreement with GE Business Financial Services, Inc., as agent for the lenders, and the lenders party thereto, which amended and restated our senior secured credit facility dated as of May 31, 2007. We refer to the amended and restated senior secured credit facility as the “senior secured credit facility.” The senior secured credit facility is a first lien senior secured asset based revolving credit facility that is available for working capital and general corporate purposes, including permitted investments, capital expenditures and debt repayments, on a fully revolving basis, subject to the terms and conditions set forth in the credit documents in the form of revolving loans, swing line loans and letters of credit. The senior secured credit facility provides for financing of up to $195.0 million, subject to a borrowing base calculated on the basis of certain of our eligible accounts receivable, inventory and equipment. The maturity date of the facility is November 30, 2014. In connection with our entry into the Amended and Restated Credit Agreement on May 6, 2010, we capitalized deferred financing costs related to the Amended and Restated Credit Agreement in the amount of $1.7 million. As of December, 31, 2011, we had $170.9 million of unused borrowing availability under our senior secured credit facility based on a borrowing base of $189.7 million less borrowings of $14.5 million and after giving effect to $4.3 million used for letters of credit. Our obligations under the senior secured credit facility are secured by a first priority security interest in substantially all of our assets, excluding a pledge of our and Parent’s capital stock, any joint ventures and certain other exceptions. Our obligations under the senior secured credit facility are unconditionally guaranteed by Parent.

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

Universal Hospital Services, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For the years ended December 31, 2011, 2010 and 2009

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

At December 31, 2011, we had $4.5 million of borrowings outstanding that were accruing interest at our prime rate, which was 5.250%, which includes the credit spread noted above. At December 31, 2011, we had $10.0 million of borrowings outstanding that were accruing interest at our LIBOR-based rate, which was 3.270%, which includes the credit spread noted above.

10.125% Senior Notes. On June 14, 2010, we redeemed, at par value plus accrued interest to the redemption date, all remaining notes of our 10.125% Senior Notes. The funds used to redeem our 10.125% Senior Notes were obtained from our senior secured credit facility. The 10.125% Senior Notes were redeemable, at our option, in whole or in part, at specified redemption prices (as defined) plus

Universal Hospital Services, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For the years ended December 31, 2011, 2010 and 2009

accrued interest to the date of redemption. The transaction resulted in a redemption price of $10.0 million of which $9.9 million related to principal and $0.1 million related to interest.

Maturities of Long-Term Debt. At December 31, 2011, maturities of long-term debt for each of our fiscal years ending December 31, 2011 to 2016 and thereafter, are estimated as follows:

(in thousands)
2012	$5,627
2013	5,323
2014	17,235
2015	636,445
2016	1,017
Thereafter	2,017
Total payments	667,664
Unamortized bond premium	3,433
$671,097

9.         Commitments and Contingencies

Rental expenses were approximately $10.3, $8.6 and $8.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2011, the Company was committed under various noncancellable operating leases for its district, corporate and other operating locations with annual rental commitments for each of the years ending December 31, 2012 to 2016 and thereafter of the following:

(in thousands)
2012	$6,579
2013	5,720
2014	5,205
2015	4,397
2016	3,668
Thereafter	10,778
$36,347

On July 13, 2010, the U.S. Food and Drug Administration (“FDA”) issued a final order and transition plan to a medical equipment manufacturer to recall all infusion pumps of a certain model currently in use in the United States. The FDA order established the framework for the recall by providing for a cash refund, generally, $1,500 for single channel pumps and $3,000 for triple channel pumps, or a replacement pump to owners within a two-year period. At the time of the recall notice, we owned approximately 11,900 of the applicable infusion pumps.

Universal Hospital Services, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For the years ended December 31, 2011, 2010 and 2009

For the twelve months ended December 31, 2011, we recognized recalled equipment net gains of approximately $15.4 million of which approximately $13.7 million were non-cash gains. Non-cash gains result from receiving a replacement pump for a recalled pump. The gains are a result of the fair market value of the replacement pump less the net book value of the recalled pump. At December 31, 2011, we owned approximately 5,900 of the applicable pumps. We are continuing the process of evaluating the course of action that best meets the infusion technology needs of our customers and our business. As such, we expect to continue to recognize gains and also expect to increase purchases of infusion pumps to replace recalled units as they are accepted by the equipment manufacturer. During the first three quarters of 2012, we expect to recognize recalled equipment net gains between $7.0 and $10.0 million.

The Company, from time to time, may become involved in litigation arising out of operations in the normal course of business. Asserted claims are subject to many uncertainties and the outcome of individual matters is not predictable.

On October 19, 2009, Freedom Medical, Inc. filed a lawsuit against the Company and others in U.S. District Court for the Eastern District of Texas. The federal complaint alleges violation of state and federal antitrust laws, tortious interference with business relationships, business disparagement and common law conspiracy in connection with the biomedical equipment rental market. Freedom Medical, Inc. is seeking unspecified damages and injunctive relief. While we believe these claims are without merit, and will vigorously defend against them, we are unable at this time to determine the ultimate outcome of this matter or determine the effect it may have on our business, financial condition or results of operations. We have been seeking coverage for the Freedom Medical, Inc. lawsuit from a number of our insurance carriers.  On December 30, 2011 two of the insurance carriers, Lexington Insurance Company and National Union Fire Insurance Company of Pittsburgh, Pa., served us with a Minnesota state court complaint seeking a declaration that they have no obligation to cover certain claims of Freedom Medical, Inc.’s lawsuit.  On January 11, 2012, we filed our own suit, venued in Texas state court, against all of the carriers currently implicated by Freedom Medical, Inc.’s allegations.  This action seeks, among other things, a declaration of coverage as to Freedom Medical, Inc.’s suit.  We are unable at this time to determine the ultimate outcome of this matter or determine the effect it may have on our business, financial condition or results of operations.

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

Universal Hospital Services, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For the years ended December 31, 2011, 2010 and 2009

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

On March 22, 2011, the Court ordered the consolidation of the lawsuits for all purposes, and renamed the consolidated lawsuits “In re Emergent Group Inc. Shareholder Litigation”.  On March 24, 2011, a memorandum of understanding regarding settlement of the consolidated lawsuits (the “MOU”) was agreed to by the Plaintiffs and the Defendants.  Following entry of the MOU the parties entered into a definitive Settlement Agreement, subject to Court approval, that provided in exchange for the Emergent Group’s amendment of its Schedule 14D-9 to include certain supplemental disclosures Plaintiffs would seek an order dismissing all actions alleging claims relating to the Merger and providing a full and final release in favor of the Defendants and their related parties from any claims that arose pursuant to or are related to the Offer or the Merger.  The Defendants agreed that Emergent Group or its successor or their respective insurers will pay the Plaintiffs’ attorneys’ fees and expenses as are awarded by the Court not to exceed $225,000. At December 31, 2011, we have paid $75,000 and anticipate the remainder of the balance to be paid by our insurers. Notice of the proposed settlement was sent to Emergent Group common shareholders and the Court entered a final order and judgment approving the settlement on January 9, 2012, which included approval of the sum of $225,000 for the payment of Plaintiffs’ attorneys’ fees and expenses.

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

As of December 31, 2011, we were not a party to any other pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results, financial position or cash flows.

10.      Shareholder’s Equity

Common Stock

The Company has authorized and issued 1,000 shares of common stock with a par value of $0.01 per share.

Universal Hospital Services, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For the years ended December 31, 2011, 2010 and 2009

Accumulated Other Comprehensive Loss

	December 31,	December 31,
	2011	2010
Unrealized loss on minimum pension liability adjustment, net of tax	$(8,940)	$(4,804)
Unrealized loss on cash flow hedge, net of tax	(2,887)	(9,975)

Accumulated Other Comprehensive Loss	$(11,827)	$(14,779)

11.      Stock-Based Compensation

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

A summary of the status of Parent’s 2007 Stock Option Plan as of and for the years ended December 31, 2011, 2010 and 2009 is detailed below:

(in thousands except exercise price and years)	Number of Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at December 31, 2009	37,527	$1.00	$35,651	7.5

Granted	2,708	1.83
Exercised	(28)	1.00	$23
Forfeited or expired	(684)	1.00

Outstanding at December 31, 2010	39,523	$1.06	$37,315	6.8

Granted	—
Exercised	(41)	1.00	$29
Forfeited or expired	(1,287)	1.11

Outstanding at December 31, 2011	38,195	$1.05	$25,046	5.7

Exercisable at December 31, 2011	30,066	$1.02	$20,649	5.6

Expected to Vest at December 31, 2011	7,904	$1.17	$4,305	6.2

Remaining authorized options not yet issued	5,710

Universal Hospital Services, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For the years ended December 31, 2011, 2010 and 2009

The exercise price of the stock option award is equal to the market value of Parent’s common stock on the grant date as determined reasonably and in good faith by the Parent’s Board of Directors and compensation committee. The exercise price of options issued during the years ended December 31, 2011 and 2010 was determined through a variety of factors including peer group multiples, merger and acquisition multiples, and discounted cash flow analyses. The exercise prices of options issued during the year ended December 31, 2009 was determined by reference to the then recent per share valuation of Parent resulting from the Transaction as detailed below.

(in thousands, except per share amount)

Equity Contribution at May 31, 2007 from Irving Place Capital and UHS Management to Parent	$248,794
Parent shares issued and outstanding at May 31, 2007	248,794
Per share Parent valuation at May 31, 2007	$1.00

The intrinsic value of a stock award is the amount by which the market value of the underlying stock exceeds the exercise price of the award.

We determine the fair value of options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on a straight-line basis over the options’ vesting periods. The range of assumptions in the table below was used to determine the Black-Scholes fair value of stock options amended on August, 11, 2010 or granted during the year ended December 31, 2010. The remaining assumptions below were used in determining the fair value of stock options granted during the year ended December 31, 2009, also under the Black-Scholes model. There were no options granted during the year ended December 31, 2011.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2011	2010	2009

Risk-free interest rate	N/A	0.73% - 3.08%	2.20%
Expected volatility	N/A	31.9% - 38.1%	37.90%
Dividend Yield	N/A	N/A	N/A
Expected option life (years)	N/A	3.9 - 6.6	6.6
Black-Scholes Value of Options	N/A	$0.72-$1.03	$0.42

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

Universal Hospital Services, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For the years ended December 31, 2011, 2010 and 2009

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

Aggregate performance vesting options affected by the Amendment, including the Accelerated Options, are detailed below by original grant date:

Universal Hospital Services, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For the years ended December 31, 2011, 2010 and 2009

Summary of Performance Vesting Options

(in thousands)

Grant Date	Performance Options Outstanding at August 10, 2010	Vested Performance Options Outstanding at August 10, 2010 (Prior to Amendment)	Options Affected by Amendment (1)	Accelerated Options (2)
July 18, 2007	17,109	5,707	11,402	2,850
December 3, 2007	283	48	235	47
April 1, 2008	28	5	23	5
April 1, 2009	564	—	564	94
April 13, 2010 (3)	707	—	707	N/A
Total	18,691	5,760	12,931	2,996

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

Although Parent grants the stock options, the Company recognizes compensation expense related to these options since the services are performed for its benefit. For the years ended December 31, 2011, 2010 and 2009, we recognized non-cash stock compensation expense of $4.3, $7.3 and $1.3 million, respectively, which is primarily included in selling, general and administrative expenses.

At December 31, 2011, unearned non-cash stock-based compensation related to our options, that we expect to recognize as expense over a weighted average period of 1.4 years, totals approximately $5.4 million, net of our estimated forfeiture rate of 2.0%. The expense could be accelerated upon the sale of Parent or the Company.

12.      Related Party Transactions

Management Agreement

On May 31, 2007, we and IPC entered into a professional services agreement pursuant to which general advisory and management services are provided to us with respect to financial and operating matters. IPC is an owner of Parent, and the following members of our Board of Directors are associated with IPC: John Howard, Robert Juneja and Bret Bowerman. In addition, David Crane, a director, provides consulting services to IPC. The professional services agreement requires us to pay an annual fee for ongoing advisory and management services equal to the greater of $0.5 million or 0.75% of our Adjusted EBITDA (as defined in the professional services agreement) for the immediately preceding fiscal year, payable in quarterly installments. The professional services agreement provides that IPC will be reimbursed for its reasonable out-of-pocket expenses in connection with certain activities undertaken pursuant to the professional services agreement and will be indemnified for liabilities incurred in connection with its role under the professional services agreement, other than for liabilities resulting from its gross negligence or

Universal Hospital Services, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For the years ended December 31, 2011, 2010 and 2009

willful misconduct. The term of the professional services agreement commenced on May 31, 2007 and will remain in effect unless and until either party notifies the other of its desire to terminate, we are sold to a third-party purchaser or we consummate a qualified initial public offering, as defined in the professional services agreement. The total professional services agreement fees paid to IPC were $0.9, $0.8 and $0.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

2007 Stock Option Plan

Parent established the 2007 Stock Option Plan. Compensation expense related to service provided by the Company’s employees is recognized in the accompanying consolidated statements of operations with an offsetting Payable to Parent liability, which is not expected to be settled within the next twelve months.

Business Relationship

In the ordinary course of business, we entered into an operating lease for our Minneapolis, Minnesota district office with Ryan Companies US, Inc. (“Ryan”), which began on May 1, 2007. On November 29, 2007, we added a new member to our Board of Directors who is also a director of Ryan. During the years ended December 31, 2011, 2010 and 2009, we made rent payments to a Ryan affiliate totaling $315,000, $350,000 and $328,000 respectively.

The Company believes that the aforementioned arrangements and relationships were provided in the ordinary course of business at prices and on terms similar to those that would result from arm’s length negotiation between unrelated parties.

13.      Limited Liability Companies

We participate with others in the formation of limited liability companies (“LLCs”) in which Surgical Services becomes a partner and shares the financial interest with the other investors. Surgical Services is the primary beneficiary of these LLCs. These LLCs acquire certain medical equipment for use in their respective business activities, which generally focus on surgical procedures. The LLCs will acquire medical equipment for rental purposes under equipment financing leases. At December 31, 2011, the LLCs had approximately $0.9 million of total assets. The third party investors in each respective LLC generally provide the lease financing company with individual proportionate lease guarantees based on their respective ownership percentages in the LLCs. In addition, Surgical Services will provide such financing companies with its corporate guarantee based on its respective ownership interest in each LLC. In certain instances, Surgical Services has provided such financing companies with an overall corporate guarantee in connection with equipment financing transactions. In such instances, the individual investors in each respective LLC will generally indemnify us against losses, if any, incurred in connection with its corporate guarantee. Additionally, we provide operational and administrative support to the LLCs in which it is a partner. As of December 31, 2011, we held interests in six active LLCs.

For the nine months December 31, 2011, in accordance with guidance issued by the FASB, we accounted for equity investments in LLCs (in which we are the primary beneficiary) under the full consolidation method whereby transactions between Surgical Services and the LLCs have been eliminated through consolidation.

Universal Hospital Services, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For the years ended December 31, 2011, 2010 and 2009

14.      Employee Benefit Plans

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

Pension plan benefits are to be paid to eligible employees after retirement based primarily on years of credited service and participants’ compensation. The Company uses a December 31 measurement date. Effective December 31, 2002, the Company froze the benefits under the pension plan. The change in benefit obligation, pension plan assets and funded status as of and for the years ended December 31, 2011 and 2010 are as follows:

Change in Benefit Obligation
(in thousands)	2011	2010
Benefit obligations at beginning of Period	$20,489	$18,608
Interest cost	1,095	1,088
Actuarial loss	2,995	1,560
Benefits paid	(733)	(767)
Benefit obligation at end of period	$23,846	$20,489

Change in Plan Assets
(in thousands)	2011	2010
Fair value of plan assets at beginning of year	$14,059	$12,202
Actual gain (loss) on plan assets	(260)	1,759
Benefits paid	(733)	(767)
Employer contribution	975	865
Fair value of plan assets at end of year	$14,041	$14,059

Funded Status
(in thousands)	2011	2010
Funded status	$(9,805)	$(6,430)
Unrecognized net actuarial loss/Accumulated other comprehensive loss	11,365	7,230
Net amount recognized	$1,560	$800

Universal Hospital Services, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For the years ended December 31, 2011, 2010 and 2009

A summary of our pension plan projected benefit obligation, accumulated obligation and fair value of pension plan assets at December 31, are as follows:

(in thousands)	2011	2010
Projected benefit obligation	$23,846	$20,489
Accumulated benefit obligation (“ABO”)	23,846	20,489
Fair value of plan assets	14,041	14,059
ABO less fair value of plan assets	9,805	6,430

Amounts recognized in the consolidated balance sheets at December 31, are as follows:

(in thousands)	2011	2010
Current Liabilities	$1,595	$975
Noncurrent Liabilities	8,210	5,455
Total Amount Recognized	$9,805	$6,430

Net Periodic Benefit Cost (Benefit)

The components of net periodic benefit cost (benefit) are as follows:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Interest cost	$1,095	$1,088	$1,065
Expected return on plan assets	(1,234)	(1,218)	(1,213)
Recognized net actuarial loss	353	154	12
Net periodic benefit cost (benefit)	$214	$24	$(136)

Change in Accumulated Other Comprehensive Loss

	Year Ended Decemeber 31,
(in thousands)	2011	2010
Beginning of year	$(7,230)	$(6,365)
Net Actuarial losses	(4,488)	(1,019)
Amortization of net gains	353	154
	$(11,365)	$(7,230)

Pension Plan Assets

Our target pension plan asset allocation and actual pension plan allocation of assets at December 31, are as follows:

Universal Hospital Services, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For the years ended December 31, 2011, 2010 and 2009

	Target
Asset Category	Allocation	2011	2010
Equity securities	70%	73%	77%
Debt securities and cash	30	27	23
	100%	100%	100%

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

Fair Value Measurement

The following table presents our plan assets using the fair value hierarchy as of December 31, 2011 and 2010.

	Year Ended December 31,
(in thousands)	2011	2010
Level 1
Equity Securities	$10,205	$10,769
Debt Securities and Cash	3,836	3,290
Level 2	—	—
Level 3	—	—
	$14,041	$14,059

Investments in Equity and Debt Securities are valued at the net asset value of units held at the end of the period based upon the value of the underlying investments as determined by quoted market prices. These investments are classified as Level 1.

Contributions

The Company contributed $1.0, $0.9 and $0.4 million to the pension plan during the years ended December 31, 2011, 2010 and 2009, respectively. The Company expects to make contributions of approximately $1.6 million in 2012.

Estimated Future Benefit Payments

The following benefit payments are expected to be paid:

Universal Hospital Services, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For the years ended December 31, 2011, 2010 and 2009

Estimated Future Benefit Payments

(in thousands)
2012	$840
2013	860
2014	914
2015	954
2016	1,007
2017 to 2021	5,897

Pension Plan Assumptions

The following weighted-average assumptions were used as of each of the years ended December 31, as follows:

	2011	2010	2009
Weighted-average actuarial assumptions used to determine benefit obligations:
Discount rate	4.67%	5.42%	5.92%
Expected return on assets	8.00%	8.00%	8.00%

Weighted-average assumptions used to determine net periodic benefit cost (benefit):
Discount rate	5.42%	5.92%	6.10%
Expected return on assets	8.00%	8.00%	8.00%
Rate of compensation increase	N/A	N/A	N/A

These assumptions are reviewed on an annual basis. In determining the expected return on asset assumption, the Company evaluates the long-term returns earned by the pension plan, the mix of investments that comprise pension plan assets and forecasts of future long-term investment returns.

Other Employee Benefits

The Company also sponsors a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”) and covers substantially all of the Company’s employees. Employees may contribute annually up to 60% of their base compensation on a pre-tax basis (subject to Internal Revenue Service limitation). The company matching contribution is 50% of the first 6% of base compensation that an employee contributes. We made matching contributions to the plan of approximately $1.4, $1.4 and $1.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company is self-insured for employee health care up to $130,000 per member per plan year and aggregate claims up to 125% of expected claims per plan year. Also, the Company purchases workers’ compensation and automobile liability coverage with related deductibles. The Company is liable for up to $250,000 per individual workers’ compensation claim and up to $250,000 per accident for automobile

Universal Hospital Services, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For the years ended December 31, 2011, 2010 and 2009

liability claims. Self-insurance and deductible costs are included in other accrued expenses in the consolidated balance sheets and are accrued based upon the aggregate of the liability for reported claims and an actuarially determined estimated liability for claims development and incurred but not reported.

15.      Income Taxes

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2011	2010	2009
Current - State	$385	$291	$221
Current - Federal	—	—	57
Deferred	(10,067)	1,401	(11,767)
	$(9,682)	$1,692	$(11,489)

Reconciliations between the Company’s effective income tax rate and the U.S. statutory rate follow:

	Year Ended December 31,
	2011	2010	2009
Statutory U.S. Federal income tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of U.S. Federal income tax	(3.4)	(4.0)	(4.8)
Valuation allowance	2.4	42.2	—
Permanent items	2.3	1.0	0.7
Deferred item adjustments	1.7	2.0	0.9
Effective income tax rate	(32.0)%	6.2%	(38.2)%

The components of the Company’s overall deferred tax assets and liabilities at December 31, 2011 and 2010, are as follows:

Universal Hospital Services, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For the years ended December 31, 2011, 2010 and 2009

	December 31,	December 31,
(in thousands)	2011	2010
Deferred tax assets
Accounts receivable	$753	$780
Accrued compensation and pension	8,593	7,701
Inventories	494	335
Other assets	2,263	3,836
Unrealized loss on cash flow hedge	1,868	6,372
Unrealized loss on pension	4,464	2,818
Net operating loss carryforwards	61,536	50,263
Deferred tax assets	79,971	72,105
Valuation allowance	(14,011)	(11,958)
Deferred tax assets	65,960	60,147

Deferred tax liabilities
Accelerated depreciation and amortization	(128,503)	(118,403)
Prepaid assets	(786)	(692)
Total deferred tax liabiliites	(129,289)	(119,095)

Net deferred tax liability	$(63,329)	$(58,948)

At December 31, 2011, the Company had available unused federal net operating loss carryforwards of approximately $156.7 million. The net operating loss carryforwards will expire at various dates from 2020 through 2030.

We evaluate the recoverability of our deferred tax assets by scheduling the expected reversals of deferred tax assets and liabilities in order to determine whether net operating loss carry forwards are recoverable prior to expiration. During 2010, we determined that it was no longer more likely than not that all of our net operating loss carry forwards will be recovered prior to their expiration based on the expected reversals of these deferred tax assets and liabilities, future earnings, or other assumptions. Accordingly, we established a valuation allowance of $12.0 million during 2010 to recognize this uncertainty. The 2011 acquisitions of the stock of Emergent Group and the stock of a surgical laser equipment service provider resulted in the recording of larger deferred tax liabilities than deferred tax assets on the opening balance sheets for each acquisition.  This was due to deferred tax liabilities that were recorded for intangible and fixed assets.  Together, each of these discrete events, at the date of acquisition, had the effect of reducing our valuation allowance by approximately $10.8 million, though this amount was offset by approximately $2.0 million of additional valuation allowance resulting from year-to-date losses.  In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

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

Universal Hospital Services, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For the years ended December 31, 2011, 2010 and 2009

statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Our evaluation was performed for the tax years ended December 31, 2011, 2010 and 2009, which are the tax years that remain subject to examination by major tax jurisdictions as of December 31, 2011. We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefit for the years ended December 31, 2011, 2010 and 2009:

(in thousands)
Unrecognized tax benefits balance at January 1, 2009	$2,100
Gross increases for tax positions in 2009	—
Unrecognized tax benefits balance at December 31, 2009	2,100
Gross increases for tax positions in 2010	—
Unrecognized tax benefits balance at December 31, 2010	2,100
Gross increases for tax positions in current period	1,653
Unrecognized tax benefits balance at December 31, 2011	$3,753

Included in the unrecognized tax benefits as of December 31, 2011, are $3.1 million of tax benefits that, if recognized, would decrease the effective tax rate.

16.      Consolidating Financial Statements

In accordance with the provisions of the Second Lien Senior Indenture, as a wholly owned subsidiary of UHS, Surgical Services has jointly and severally guaranteed all the Company’s Obligations (as defined in the Second Lien Senior Indenture) under the Second Lien Senior Indenture on a full and unconditional basis. Consolidating financial information of UHS and the guarantors is presented on the following pages.

Universal Hospital Services, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For the years ended December 31, 2011, 2010 and 2009

Consolidating Balance Sheets

(in thousands, except share and per share information)

(unaudited)

	At December 31, 2011
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$1,161	$—	$1,161
Accounts receivable, less allowance for doubtful accounts	64,898	5,694	—	70,592
Due from (to) affiliates	4,130	(4,130)	—	—
Inventories	4,681	1,342	—	6,023
Deferred income taxes	11,893	435	—	12,328
Other current assets	3,855	537	—	4,392
Total current assets	89,457	5,039	—	94,496

Property and equipment, net:
Medical equipment, net	227,234	8,653	—	235,887
Property and office equipment, net	28,116	344	—	28,460
Total property and equipment, net	255,350	8,997	—	264,347

Other long-term assets:
Goodwill	283,141	43,477	—	326,618
Investment in subsidiary	58,301	—	(58,301)	—
Other intangibles, net	223,487	17,953	—	241,440
Other, primarily deferred financing costs, net	13,036	70	—	13,106
Total assets	$922,772	$75,536	$(58,301)	$940,007

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$4,253	$1,374	$—	$5,627
Interest rate swap	4,755	—	—	4,755
Book overdrafts	3,614	—	—	3,614
Accounts payable	29,852	1,507	—	31,359
Accrued compensation	10,084	1,487	—	11,571
Accrued interest	4,937	—	—	4,937
Dividend payable	771	—	—	771
Other accrued expenses	8,577	1,143	—	9,720
Total current liabilities	66,843	5,511	—	72,354

Long-term debt, less current portion	663,649	1,821	—	665,470
Pension and other long-term liabilities	11,328	1,653	—	12,981
Payable to Parent	19,019	—	—	19,019
Deferred income taxes	67,793	7,864	—	75,657

Commitments and contingencies

Total equity
Common stock	—	—	—	—
Additional paid-in capital	214,294	60,019	(60,019)	214,294
Accumulated deficit	(106,609)	(1,718)	—	(108,327)
Accumulated earnings in subsidiary	(1,718)	—	1,718	—
Accumulated other comprehensive loss	(11,827)	—	—	(11,827)
Total Universal Hospital Services, Inc. equity	94,140	58,301	(58,301)	94,140
Non controlling interest	—	386	—	386
Total equity	94,140	58,687	(58,301)	94,526
Total liabilities and equity	$922,772	$75,536	$(58,301)	$940,007

Universal Hospital Services, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For the years ended December 31, 2011, 2010 and 2009

Consolidating Statements of Operations

(in thousands)

(unaudited)

	For the twelve months ended December 31, 2011
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Revenue
Medical equipment outsourcing	$266,332	$25,421	$—	$291,753
Technical and professional services	54,058	—	—	54,058
Medical equipment sales and remarketing	25,188	—	—	25,188
Total revenues	345,578	25,421	—	370,999

Cost of Sales
Cost of medical equipment outsourcing	99,873	13,673	—	113,546
Cost of technical and professional services	40,518	—	—	40,518
Cost of medical equipment sales and remarketing	19,734	—	—	19,734
Medical equipment depreciation	65,928	2,104	—	68,032
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	226,053	15,777	—	241,830
Gross margin	119,525	9,644	—	129,169

Selling, general and administrative	91,258	9,690	—	100,948
Acquisition and integration expenses	1,802	1,681	—	3,483
Operating income	26,465	(1,727)	—	24,738

Equity in earnings of subsidiary	(1,267)	—	1,267	—
Interest expense	54,779	241	—	55,020
Loss before income taxes and non controlling interest	(29,581)	(1,968)	1,267	(30,282)

Benefit for income taxes	(8,981)	(701)	—	(9,682)
Consolidated net loss	(20,600)	(1,267)	1,267	(20,600)
Net income attributable to non controlling interest	451	451	(451)	451
Net loss attributable to Universal Hospital Services, Inc.	$(21,051)	$(1,718)	$1,718	$(21,051)

Universal Hospital Services, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For the years ended December 31, 2011, 2010 and 2009

Consolidating Statements of Cash Flows

(in thousands)

(unaudited)

	For the twelve months ended December 31, 2011
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Cash flows from operating activities:
Consolidated net loss	$(19,333)	$(1,267)	$—	$(20,600)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	75,004	2,244	—	77,248
Amortization of intangibles, deferred financing costs and bond premium	15,964	6,036	—	22,000
Provision for doubtful accounts	907	(8)	—	899
Provision for inventory obsolescence	134	—	—	134
Non-cash stock-based compensation expense	4,276	—	—	4,276
Non-cash gain on trade-in of recalled equipment	(13,710)	—	—	(13,710)
Loss (gain) on sales and disposals of equipment	(1,902)	6	—	(1,896)
Deferred income taxes	(7,553)	(2,514)	—	(10,067)
Changes in operating assets and liabilities:
Accounts receivable	(5,843)	(827)	—	(6,670)
Due from (to) affiliates	(4,130)	4,130	—	—
Inventories	(53)	(20)	—	(73)
Other operating assets	(715)	899	—	184
Accounts payable	5,955	(597)	—	5,358
Other operating liabilities	(284)	892	—	608
Net cash provided by operating activities	48,717	8,974	—	57,691
Cash flows from investing activities:
Medical equipment purchases	(75,747)	(1,814)	—	(77,561)
Property and office equipment purchases	(9,488)	(69)	—	(9,557)
Proceeds from disposition of property and equipment	3,864	5	—	3,869
Acquisitions, net of cash acquired	(66,519)	(4,931)	1,480	(69,970)
Net cash used in investing activities	(147,890)	(6,809)	1,480	(153,219)
Cash flows from financing activities:
Proceeds under senior secured credit facility	166,250	—	—	166,250
Payments under senior secured credit facility	(204,650)	—	—	(204,650)
Payments of principal under capital lease obligations	(4,267)	(1,568)	—	(5,835)
Payoff of acquired debt	—	(472)	—	(472)
Payment of deferred financing costs	(4,458)	—	—	(4,458)
Proceeds from issuance of bonds	178,938	—	—	178,938
Accrued interest received from bondholders	661	—	—	661
Accrued interest paid to bondholders	(661)			(661)
Distributions to non controlling interests	—	(451)	—	(451)
Contributions from new members to limited liability companies	—	7	—	7
Proceeds from exercise of Parent company stock options	41	—	—	41
Dividend payment	(32,729)	—	—	(32,729)
Change in book overdrafts	48	—	—	48
Net cash provided by (used in) financing activities	99,173	(2,484)	—	96,689
Net change in cash and cash equivalents	—	(319)	1,480	1,161

Cash and cash equivalents at the beginning of period	—	1,480	(1,480)	—
Cash and cash equivalents at the end of period	$—	$1,161	$—	$1,161

Universal Hospital Services, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For the years ended December 31, 2011, 2010 and 2009

17.                   Securityholders Agreement

IPC and certain members of our management that acquired securities of Parent in 2007, at that time, entered into a securityholders agreement that governs certain relationships among, and contain certain rights and obligations of, such shareholders. The securityholders agreement, among other things:

•                  limits the ability of the shareholders to transfer their securities in Parent, except in certain permitted transfers as defined therein;

•                  provides for certain co-sale rights; and

•                  provides for certain rights of first refusal with respect to transfers by shareholders other than to certain permitted transferees.

18.                   Business Segments

The Company operates in three reportable segments:

•                  Medical equipment outsourcing is the segment through which the Company provides medical equipment outsourcing services to its customers, including more than 4,275 acute care hospitals and 4,425 alternate site providers in the United States, including some of the nation’s premier health care institutions.

•                  Technical and professional services offers a broad range of inspection, preventative maintenance, repair, logistic and consulting services through the Company’s team of over 415 technicians and professionals located in its nationwide network of offices.

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

Universal Hospital Services, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For the years ended December 31, 2011, 2010 and 2009

	Year Ended December 31,
(in thousands)	2011	2010	2009
Medical Equipment Outsourcing
Net Sales	$291,753	$250,455	$232,623
Medical equipment depreciation	68,032	69,496	64,267
Gross margin	110,175	89,439	84,803
Assets	464,360	409,315	420,940
Amortization	17,252	11,625	11,793
Technical and Professional Services
Net Sales	54,058	44,426	42,395
Gross margin	13,540	12,736	11,856
Assets	84,483	85,175	85,867
Amortization	692	692	692
Medical Equipment Sales and Remarketing
Net Sales	25,188	22,541	22,186
Gross margin	5,454	6,199	4,009
Assets	18,603	18,603	18,603
Corporate and Unallocated
Assets	372,561	319,935	309,993
Amortization and Depreciation	10,636	9,926	10,295
Capital Expenditures	87,118	76,998	53,527
Total Company Assets, Amortization and Depreciation and Capital Expenditures
Assets	940,007	833,028	835,403
Amortization and Depreciation	96,612	91,739	87,047
Capital Expenditures	87,118	76,998	53,527
Total Gross Margin and Reconciliation to Loss Before Income Taxes
Total gross margin	$129,169	$108,374	$100,668
Selling, general and administrative	100,948	89,336	84,225
Acquisiton and integration expense	3,483	—	—
Interest expense	55,020	46,457	46,505
Loss before income taxes	$(30,282)	$(27,419)	$(30,062)

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

Universal Hospital Services, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For the years ended December 31, 2011, 2010 and 2009

19. Subsequent Event

In connection with preparing the audited consolidated financial statements for the year ended December 31, 2011, we have evaluated subsequent events for potential recognition and disclosure through the date of this filing.

On January 3, 2012, we completed the acquisition, effective January 1, 2012, of all of the outstanding stock of a surgical laser equipment service provider for approximately $16.4 million in cash consideration, funded primarily from the Senior Secured Credit Facility. This acquisition expands our national footprint in the laser and mobile surgical services market and is not expected to have a material impact on our results of operations or our financial position for the 2012 fiscal year.