Form 10-Q
period 2012-03-31
UNIVERSAL HOSPITAL SERVICES INC
filed 2012-05-14
CIK 886171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2012

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                    to

Commission File Number: 000-20086

UNIVERSAL HOSPITAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0760940
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6625 West 78th Street, Suite 300

Minneapolis, Minnesota 55439-2604

(Address of principal executive offices, including zip code)

(952) 893-3200

(Registrant’s telephone number, including area code)

7700 France Avenue S, Suite 275

Edina, MN 55435-5228

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of common stock outstanding as of May 1, 2012:  1,000

Universal Hospital Services, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements – Unaudited

Consolidated Balance Sheets

(in thousands, except share and per share information)

(unaudited)

	March 31,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$202	$1,161
Accounts receivable, less allowance for doubtful accounts of $1,946 at March 31, 2012 and $1,922 at December 31, 2011	77,632	70,592
Inventories	8,011	6,023
Deferred income taxes	10,599	12,328
Other current assets	6,206	4,392
Total current assets	102,650	94,496

Property and equipment, net:
Medical equipment, net	239,117	235,887
Property and office equipment, net	30,388	28,460
Total property and equipment, net	269,505	264,347

Other long-term assets:
Goodwill	335,073	326,618
Other intangibles, net	243,028	241,440
Other, primarily deferred financing costs, net	12,041	13,106
Total assets	$962,297	$940,007

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$5,686	$5,627
Interest rate swap	1,922	4,755
Book overdrafts	565	3,614
Accounts payable	32,880	31,359
Accrued compensation	16,328	11,571
Accrued interest	18,779	4,937
Dividend payable	780	771
Other accrued expenses	10,543	9,720
Total current liabilities	87,483	72,354

Long-term debt, less current portion	673,903	665,470
Pension and other long-term liabilities	13,492	12,981
Payable to Parent	19,472	19,019
Deferred income taxes	75,126	75,657

Commitments and contingencies (Note 9)

Equity
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Additional paid-in capital	214,294	214,294
Accumulated deficit	(111,769)	(108,327)
Accumulated other comprehensive loss	(10,107)	(11,827)
Total Universal Hospital Services, Inc. equity	92,418	94,140
Non controlling interest	403	386
Total equity	92,821	94,526
Total liabilities and equity	$962,297	$940,007

The accompanying notes are an integral part of the unaudited financial statements.

Consolidated Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2012	2011
Revenue
Medical equipment outsourcing	$80,037	$66,238
Technical and professional services	20,129	10,870
Medical equipment sales and remarketing	6,368	5,606
Total revenues	106,534	82,714

Cost of Sales
Cost of medical equipment outsourcing	31,976	24,435
Cost of technical and professional services	15,768	7,884
Cost of medical equipment sales and remarketing	4,753	4,300
Medical equipment depreciation	16,906	17,166
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	69,403	53,785
Gross margin	37,131	28,929

Selling, general and administrative	27,659	22,381
Acquisition and integration expenses	104	774
Operating income	9,368	5,774

Interest expense	15,499	11,706
Loss before income taxes and non controlling interest	(6,131)	(5,932)

Provision (benefit) for income taxes	(2,871)	214
Consolidated net loss	$(3,260)	$(6,146)
Net income attributable to non controlling interest	182	—
Net loss attributable to Universal Hospital Services, Inc.	$(3,442)	$(6,146)

Universal Hospital Services, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Consolidated net loss	$(3,260)	$(6,146)
Other comprehensive income:
Gain on cash flow hedge, net of tax	1,720	1,701
Total other comprehensive income	1,720	1,701
Comprehensive loss	(1,540)	(4,445)
Comprehensive income attributable to non controlling interest	182	—
Comprehensive loss attributable to Universal Hospital Services, Inc.	$(1,722)	$(4,445)

Universal Hospital Services, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Consolidated net loss	$(3,260)	$(6,146)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	19,574	19,296
Amortization of intangibles, deferred financing costs and bond premium	4,749	4,035
Provision for doubtful accounts	168	164
Provision for inventory obsolescence	55	22
Non-cash stock-based compensation expense	1,075	1,098
Non-cash gain on trade-in of recalled equipment	(1,356)	(710)
Gain on sales and disposals of equipment	(436)	(302)
Deferred income taxes	(2,279)	2,941
Changes in operating assets and liabilities:
Accounts receivable	(6,245)	(29)
Inventories	(1,244)	34
Other operating assets	(1,633)	(493)
Accounts payable	(1,692)	(1,590)
Other operating liabilities	16,554	6,862
Net cash provided by operating activities	24,030	25,182
Cash flows from investing activities:
Medical equipment purchases	(12,560)	(25,188)
Property and office equipment purchases	(1,639)	(1,833)
Proceeds from disposition of property and equipment	958	538
Acquisitions, net of cash acquired	(11,445)	—
Net cash used in investing activities	(24,686)	(26,483)
Cash flows from financing activities:
Proceeds under senior secured credit facility	31,600	21,500
Payments under senior secured credit facility	(23,100)	(20,200)
Payments of principal under capital lease obligations	(1,813)	—
Payoff of acquired debt	(3,163)	(1,090)
Distributions to non controlling interests	(182)	—
Contributions from new members to limited liability companies	17	—
Proceeds from exercise of parent company stock options	150	—
Dividend and equity distribution payments	(763)	—
Change in book overdrafts	(3,049)	1,091
Net cash provided by (used by) financing activities	(303)	1,301
Net change in cash and cash equivalents	(959)	—

Cash and cash equivalents at the beginning of period	1,161	—
Cash and cash equivalents at the end of period	$202	$—

Supplemental cash flow information:
Interest paid	$965	$1,090
Income taxes paid	$487	$87
Non-cash activities:
Medical equipment purchases included in accounts payable (at end of period)	$10,551	$13,533
Capital lease additions	$2,070	$1,150

Universal Hospital Services, Inc.

NOTES TO CONSOLIDATED UNAUDITED QUARTERLY FINANCIAL STATEMENTS

1.                                      Basis of Presentation

The interim consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by Universal Hospital Services, Inc. (“we”, “our”, “us”, the “Company”, or “UHS”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2011 Annual Report on Form 10-K filed with the SEC.

Acquisitions are described in Note 3, Acquisitions, and results of acquisitions are included in UHS’s consolidated results of operations since the date of acquisition.

The interim consolidated financial statements presented herein as of March 31, 2012, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  These adjustments are all of a normal, recurring nature.  The results of operations for any interim period are not necessarily indicative of results for the full year.

The December 31, 2011 balance sheet amounts were derived from audited financial statements.

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

A description of our significant accounting policies is included in our 2011 Annual Report on Form 10-K. There have been no material changes to these policies for the quarter ended March 31, 2012.

Principles of Consolidation

The consolidated financial statements include the accounts of UHS and its wholly owned subsidiary, UHS Surgical Services, Inc. (“Surgical Services”) since the acquisition of its predecessor companies, Emergent Group, Inc. (“Emergent”) and PRI Medical Technologies, Inc. on April 1, 2011. In addition, in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), we have accounted for our equity investments in entities in which we are the primary beneficiary under the full consolidation method. All significant intercompany transactions and balances have been eliminated through consolidation. As the primary beneficiary, we consolidate the limited liability companies (“LLCs”) referred to in Note 11, Limited Liability Companies, as we effectively receive the majority of the benefits from such entities and we provide equipment lease guarantees for such entities.

2.                                      Recent Accounting Pronouncements

Standard Adopted

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

3.                                     Acquisitions

On January 3, 2012, we completed the acquisition of all of the outstanding stock of a Florida-based laser surgical laser equipment service provider for total consideration of approximately $16.1 million. The consideration total consists of $11.0 of cash paid at closing, $3.2 million of debt assumed that was paid off upon closing, and $1.9 million of holdback amounts expected to be paid by January 2013.  The acquisition was funded through our $195.0 million Senior Secured Credit Facility.

We have preliminarily allocated the following asset and liability amounts related to the acquisition within our March 31, 2012 consolidated balance sheet:  holdback amounts payable $1.9 million, other working capital items $0.4 million, fixed assets $5.4 million, identifiable intangible assets $5.3 million, non-deductible goodwill $8.4 million, deferred income tax liabilities $3.4 million and long-term debt (paid off subsequent to closing) $3.2 million. We will utilize additional information, particularly as it relates to intangible assets and income taxes, as it becomes available in order to finalize this purchase price allocation as soon as practicable, but no later than January 1, 2013, one year from the acquisition date.

On March 31, 2012 we completed the acquisition of certain assets of the southern California equipment rental division of a medical equipment manufacturer. Total purchase price of the transaction was approximately $0.8 million, including approximately $0.4 million in contingent consideration to be paid over four years based on future revenues. Assets acquired consist of medical equipment of $0.4 million and customer relationship intangibles of $0.3 million.

Acquistions completed during the first quarter of 2012 are not material individually or in the aggregate.

On April 1, 2011, we completed our acquisition of Emergent Group, which was, at December 31, 2011, merged into its principal operating subsidiary, PRI Medical, whose name was subsequently changed to UHS Surgical Services, Inc., and which we refer to as “Surgical Services”. Surgical Services is a provider of laser and mobile surgical equipment services primarily for the urology community.

We acquired Surgical Services (previously, Emergent Group), for a total purchase price of approximately $65.3 million, which represents the sum of $60.0 million of cash paid for equity, $4.8 million of capital lease liability assumed and $2.0 million of transaction costs, less cash acquired of $1.5 million. All outstanding shares were purchased at a price of $8.46 per share. The acquisition was funded primarily by drawings under our $195.0 million Senior Secured Credit Facility, which is described below in Note 8, Long-Term Debt.

As of March 31, 2012, we were substantially complete with our purchase price allocation, with the exception of income taxes, for which we will utilize additional information as we complete and file our related tax returns. We expect to finalize all aspects of the valuation and complete the purchase price allocation in the second quarter of fiscal 2012.

The amounts of revenue and net income of Surgical Services included in the Company’s consolidated statements of operations from the April 1, 2011 to March 31, 2012 are as follows:

	Revenue and income included in the Consolidated Statements of Operations from:
(in thousands)	January 1, 2012 to March 31, 2012	April 1, 2011 to December 31, 2011
Revenue	$11,841	$25,421
Net income attributable to Emergent Group	(178)	(1,718)

The following unaudited supplemental pro forma information presents the financial results as if the acquisition of Emergent Group had occurred on January 1, 2011 for the three months ended March 31, 2011. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2011, nor are they indicative of any future results.

Three Months Ended
(in thousands)	March 31, 2011
Revenue	$90,542
Net loss attributable to Universal Hospital Services, Inc.	(8,723)

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Emergent Group to reflect the additional depreciation, amortization and interest that would have been charged assuming the fair value adjustments primarily to medical equipment and intangible assets, and draws on the line of credit to fund the acquisition had been applied on January 1, 2011, as applicable, together with the consequential tax effects.

4.                                      Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, in accordance with Accounting Standards Codification (“ASC”) Topic 820, are summarized in the following table by type of inputs applicable to the fair value measurements:

	Fair Value at March 31, 2012				Fair Value at December 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest Rate Swap	$—	$1,922	$—	$1,922	$—	$4,755	$—	$4,755
Contingent Consideration	$—	$—	$345	$345	$—	$—	$—	$—

A description of the inputs used in the valuation of assets and liabilities is summarized as follows:

Level 1 — Inputs represent unadjusted quoted prices for identical assets or liabilities exchanged in active markets.

Level 2 — Inputs include directly or indirectly observable inputs other than Level 1 inputs such as quoted prices for similar assets or liabilities exchanged in active or inactive markets; quoted prices for identical assets or liabilities exchanged in inactive markets; other inputs that are considered in fair value determinations of the assets or liabilities, including interest rates and yield curves that are observable at commonly quoted intervals. The level 2 inputs used to determine the fair value of our interest rate swap include interest rates and yield curves that are observable at commonly quoted intervals.

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

At March 31, 2012, we recorded a contingent consideration liability, in the form of an earn-out payment, related to our acquisition of certain assets of the southern California equipment rental division of a medical equipment manufacturer in the amount of $0.3 million. The contingent consideration payments are based on achieving certain revenue results. The fair value of the liability was estimated using a discounted cash flow approach with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in the FASB’s ASC Topic 820. The significant inputs in the Level 3 measurement not supported by market activity included our assessments of expected future cash flows during the earn-out period, related to the assets acquired, appropriately discounted considering the uncertainties associated with the obligation, and calculated based on estimated revenues, in accordance with the terms of the agreement. These inputs are classified as level 3 inputs.

The assumptions used in preparing the discounted cash flow analysis included estimates of interest rates and the timing and amount of incremental cash flows. At March 31, 2012, no earn-out had been earned or paid.

Fair Value of Other Financial Instruments

The Company considers the carrying amount of financial instruments, including accounts receivable, accounts payable and accrued liabilities, as the approximate fair value due to their short maturities. We use the market approach to determine the fair value of our financial liabilities. We utilize observable market information of identical assets including trade dates, price and quantities provided by a third party pricing service for the selected reporting period. These inputs are considered level 2 inputs. The fair value of our outstanding PIK Toggle Notes and Floating Rate Notes as of March 31, 2012 and December 31, 2011, based on the quoted market price for the same or similar issues of debt, is approximately:

	March 31,	December 31,
(in millions)	2012	2011
PIK Toggle Notes	$416.1	$417.0
Floating Rate Notes	221.4	208.2

5.                                      Equity

The following tables represent changes in shareholders’ equity that are attributable to our shareholders and non controlling interests for the three month periods ending March 31, 2012 and 2011.

			Accumulated
	Additional		Other
(in thousands)	Paid-in	Accumulated	Comprehensive	Non controlling	Total
(unaudited)	Capital	Deficit	Loss	Interests	Equity
Balance at December 31, 2011	$214,294	$(108,327)	$(11,827)	$386	$94,526
Net income (loss)	—	(3,442)	—	182	(3,260)
Unrealized gain on cash flow hedge, net of tax of $1,113	—	—	1,720	—	1,720
Cash distributions to non controlling interests	—	—	—	(182)	(182)
Contributions from new members to non controlling interests	—	—	—	17	17
Balance at March 31, 2012	$214,294	$(111,769)	$(10,107)	$403	$92,821

			Accumulated
	Additional		Other
	Paid-in	Accumulated	Comprehensive	Non controlling	Total
(in thousands)	Capital	Deficit	Loss	Interests	Equity

Balance at December 31, 2010	$248,794	$(87,276)	$(14,779)	$—	$146,739
Net loss	—	(6,146)	—	—	$(6,146)
Unrealized gain on cash flow hedge, net of tax of $1,086	—	—	1,701	—	$1,701
Balance at March 31, 2011	$248,794	$(93,422)	$(13,078)	$—	$142,294

6.                                      Stock-Based Compensation

During the three months ended March 31, 2012, activity under the 2007 Stock Option Plan (the “2007 Stock Option Plan”), of UHS Holdco, Inc., our parent company (“Parent”), was as follows:

(in thousands except exercise price)	Number of Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at December 31, 2011	38,195	$1.05	$25,046	5.7
Granted	—
Exercised	(150)	$1.00	$107
Forfeited or expired	(190)	$1.07

Outstanding at March 31, 2012	37,855	$1.05	$24,832	5.4

Exercisable at March 31, 2012	29,756	$1.02	$20,440	5.3

Remaining authorized options available for issue	5,832

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

We determine the fair value of stock options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on a straight-line basis over the options’ expected vesting periods. There were no stock options granted during the three months ended March 31, 2012.

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

At March 31, 2012, unearned non-cash stock-based compensation that we expect to recognize as expense over a weighted average period of 1.6 years, totals approximately $4.2 million, net of our estimated forfeiture rate of 2.0%. The expense could be accelerated upon the sale of Parent or the Company.

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

Our consolidated balance sheets as of December 31, 2011 and March 31, 2012 reflect the decrease in shareholders’ equity for dividends paid to Parent shareholders and distributions to vested option holders on July 1, 2011 and distributions payable to vested option holders on December 31, 2011, as well as estimated amounts to be paid to holders of options expected to vest on December 31, 2012 though 2015 based on an estimated option forfeiture rate of 2% annually.  Our consolidated balance sheet also reflects the related current dividend payable and long-term dividend payable included in Payable to Parent.

8.                                      Long-Term Debt

Long-term debt consists of the following:

	March 31,	December 31,
(in thousands)	2012	2011
PIK toggle notes	$405,000	$405,000
Floating rate notes	230,000	230,000
Unamortized bond premium	3,210	3,433
Senior secured credit facility	23,000	14,500
Capital lease obligations	18,379	18,164
	679,589	671,097
Less: Current portion of long-term debt	(5,686)	(5,627)
Total long-term debt	$673,903	$665,470

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

Floating Rate Notes.  Our Floating Rate Notes (the “Floating Rate Notes”) were issued on May 31, 2007 in the aggregate principal amount of $230.0 million under the Second Lien Senior Indenture.  The Floating Rate Notes mature on June 1, 2015. Interest on the Floating Rate Notes is payable semiannually in arrears on each June 1 and December 1. Interest on the Floating Rate Notes is reset for each semi-annual interest period and is calculated at the current LIBOR rate plus 3.375%.  At March 31, 2012, our LIBOR-based rate was 4.120%, which includes the credit spread. The Floating Rate Notes are redeemable, at the Company’s option, in whole or in part, at specified redemption prices (as defined in the Second Lien Senior Indenture) plus accrued interest to the date of redemption. In addition, the Floating Rate Notes have a change of control provision, which gives each holder the right to require the Company to purchase all or a portion of such holders’ Floating Rate Notes upon a change in control, as defined in the Second Lien Senior Indenture, at a purchase price equal to 101% of the principal amount plus accrued interest to the date of purchase. The Floating Rate Notes, subject to certain definitions and exceptions, have covenants that restrict, among other things, the incurrence of additional debt, the payment of dividends and the issuance of preferred stock. The Floating Rate Notes are uncollateralized.

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

The interest rate swap agreement qualifies for cash flow hedge accounting under ASC Topic 815, Derivatives and Hedging. Both at inception and on an on-going basis, we must perform an effectiveness test.  In accordance with ASC Topic 815, the fair value of the interest rate swap agreement at March 31, 2012 is included as a cash flow hedge on our balance sheet.  The change in fair value was recorded as a component of accumulated other comprehensive loss on our balance sheet, net of tax, since the instrument was determined to be an effective hedge at March 31, 2012.  We expect to reclassify approximately $1.1 million into earnings, net of tax, currently recorded in accumulated other comprehensive loss, in the next two months.

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

Senior Secured Credit Facility. On May 6, 2010 we entered into an Amended and Restated Credit Agreement with GE Business Financial Services, Inc., as agent for the lenders, and the lenders party thereto, which amended the Senior Secured Credit Facility dated as of May 31, 2007. The Senior Secured Credit Facility is a first lien senior secured asset based revolving credit facility (as amended, the “Senior Secured Credit Facility”). The Amended and Restated Credit Agreement increased the aggregate amount the Company may borrow under the Senior Secured Credit Facility from $135.0 million to $195.0 million and extended the maturity date to November 30, 2014. Additionally, we capitalized deferred financing costs related to the Amended and Restated Credit Agreement in the amount of $1.7 million. As of March 31, 2012, we had $163.4 million of availability under the Senior Secured Credit Facility based on a borrowing base of $190.7 million, after giving effect to $4.3 million used for letters of credit.  Our obligations under the Senior Secured Credit Facility are secured by a first priority security interest in substantially all of our assets, excluding a pledge of our and Parent’s capital stock, any joint ventures and certain other exceptions. Our obligations under the Senior Secured Credit Facility are unconditionally guaranteed by Parent.

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

Borrowings under the Senior Secured Credit Facility accrue interest (including a credit spread varying with facility usage):

•                  at a per annum rate equal to 1.75% - 2.00% above the rate announced from time to time by the agent as the “prime rate” payable quarterly in arrears; and

•                  at a per annum rate equal to 2.75% - 3.00% above the adjusted LIBOR rate used by the agent, for the respective interest rate period determined at our option, payable in arrears upon cessation of the interest rate period elected.

At March 31, 2012, we did not have any borrowings outstanding that were accruing interest at the prime rate. At March 31, 2012, we had $23.0 million of borrowings outstanding that were accruing interest at the LIBOR-based rate, which was 3.243%, which includes the credit spread noted above.

9.                                      Commitments and Contingencies

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

For the three months ended March 31, 2012, we recognized recalled equipment net gains of approximately $2.5 million of which approximately $1.4 million were non-cash gains. Non-cash gains result from receiving a replacement pump for a recalled pump. The gains are a result of the fair market value of the replacement pump less the net book value of the recalled pump. At March 31, 2012, we owned approximately 4,575 of the applicable pumps. We are continuing the process of evaluating the course of action that best meets the infusion technology needs of our customers and our business. As such, we expect to continue to recognize gains and also expect to increase purchases of infusion pumps to replace recalled units as they are accepted by the equipment manufacturer. During the next two quarters of 2012, we expect to recognize recalled equipment net gains between $4.5 and $7.5 million.

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

The Company, in the ordinary course of business, could be subject to liability claims related to employees and the equipment that it rents and services. Asserted claims are subject to many uncertainties and the outcome of individual matters is not predictable. While the ultimate resolution of these actions may have an impact on the Company’s financial results for a particular reporting period, management believes that any such resolution would not have a material effect on the financial position, results of operations or cash flows of the Company.

As of March 31, 2012, we were not a party to any other pending legal proceedings the adverse outcome of which could reasonably be expected to have a material effect on our operating results, financial position or cash flows.

10.                               Related Party Transactions

Management Agreement

On May 31, 2007, we and Irving Place Capital entered into a professional services agreement pursuant to which Irving Place Capital provides general advisory and management services to us with respect to financial and operating matters.  Irving Place Capital is a principal owner of Parent, and the following members of our board of directors are associated with Irving Place Capital:  John Howard, Robert Juneja, Bret Bowerman and David Crane. We paid Irving Place Capital professional services fees of $0.3 and $0.2 million for the three-month periods ended March 31, 2012 and 2011, respectively.

Business Relationship

In the ordinary course of business, we entered into an operating lease for our Minneapolis, Minnesota district office with Ryan Companies US, Inc. (“Ryan”), which began on May 1, 2007.  One member of our board of directors is also a director of Ryan.  We made payments to Ryan totaling $88,000 and $87,000 during the three months ended March 31, 2012 and 2011, respectively.

The Company believes that the aforementioned arrangements and relationships were provided in the ordinary course of business at prices and on terms similar to those that would result from arm’s length negotiation between unrelated parties.

11.                              Limited Liability Companies

We participate with others in the formation of limited liability companies (“LLCs”) in which Surgical Services becomes a partner and shares the financial interest with the other investors. Surgical Services is the primary beneficiary of these LLCs. These LLCs acquire certain medical equipment for use in their respective business activities, which generally focus on surgical procedures. The LLCs will acquire medical equipment for rental purposes under equipment financing leases. At March 31, 2012, the LLCs had approximately $0.9 million of total assets. The third party investors in each respective LLC generally provide the lease financing company with individual proportionate lease guarantees based on their respective ownership percentages in the LLCs. In addition, Surgical Services will provide such financing companies with its corporate guarantee based on its respective ownership interest in each LLC. In certain instances, Surgical Services has provided such financing companies with an overall corporate guarantee in connection with equipment financing transactions. In such instances, the individual investors in each respective LLC will generally indemnify us against losses, if any, incurred in connection with its corporate guarantee. Additionally, we provide operational and administrative support to the LLCs in which it is a partner. As of March 31, 2012, we held interests in six active LLCs.

In accordance with guidance issued by the FASB, we account for equity investments in LLCs (in which we are the primary beneficiary) under the full consolidation method whereby transactions between Surgical Services and the LLCs have been eliminated through consolidation.

12.                               Segment Information

Our reporting segments consist of Medical Equipment Outsourcing, Technical and Professional Services, and Medical Equipment Sales and Remarketing. Certain operating information for our segments as well as a reconciliation of total Company gross margin to loss before income tax was as follows:

Medical Equipment Outsourcing

(in thousands)

	Three Months Ended March 31,
	2012	2011
Revenues	$80,037	$66,238
Cost of revenue	31,976	24,435
Medical equipment depreciation	16,906	17,166
Gross margin	$31,155	$24,637

Technical and Professional Services

(in thousands)

	Three Months Ended March 31,
	2012	2011
Revenues	$20,129	$10,870
Cost of revenue	15,768	7,884
Gross margin	$4,361	$2,986

Medical Equipment Sales and Remarketing

(in thousands)

	Three Months Ended March 31,
	2012	2011
Revenues	$6,368	$5,606
Cost of revenue	4,753	4,300
Gross margin	$1,615	$1,306

Total Gross Margin and Reconciliation to Loss Before Income Tax

(in thousands)

	Three Months Ended March 31,
	2012	2011
Total gross margin	$37,131	$28,929
Selling, general and administrative	27,659	22,381
Acquisition and integration expenses	104	774
Interest expense	15,500	11,706
Loss before income tax	$(6,132)	$(5,932)

Total Assets by Reporting Segment

(in thousands)

	March 31,	December 31,
	2012	2011
Medical Equipment Outsourcing	$468,067	$464,593
Technical and Professional Services	84,310	84,483
Medical Equipment Sales and Remarketing	18,603	18,603
Corporate and Unallocated	391,317	372,328
Total Company Assets	$962,297	$940,007

13.                               Pension Plan

The components of net periodic pension costs are as follows:

	Three Months Ended March 31,
(in thousands)	2012	2011
Interest cost	$274	$273
Expected return on plan assets	(320)	(309)
Recognized net actuarial loss	177	84
Net periodic cost	$131	$48

Future benefit accruals for all participants were frozen as of December 31, 2002.  We made required contributions of $0.2 million during the three months ended March 31, 2012.

14.                               Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  We evaluate the recoverability of our deferred tax assets by scheduling the expected reversals of deferred tax assets and liabilities in order to determine whether net operating loss carry forwards are recoverable prior to expiration and have established a valuation allowance in accordance with ASC Topic 740. Our January 3, 2012 acquisition resulted in the recording of deferred tax liabilities on the opening balance sheet due to higher book than tax bases for fixed assets and amortizable intangible assets.  This discrete event had the one-time effect of reducing our valuation allowance by approximately $3.4 million on that date, though this amount was offset by approximately $2.5 million of additional valuation allowance resulting from year-to-date losses. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

Reconciliations between the Company’s effective income tax rate and the U.S. statutory rate follow:

	Three Months Ended March 31,
	2012	2011
Statutory U.S. Federal income tax rate	(35.0)%	(35.0)%
State income taxes, net of U.S. Federal income tax	(3.3)	(2.0)
Permanent items	1.2	4.5
Valuation allowance	(14.7)	35.9
Other	5.0	0.2
Effective income tax rate	(46.8)%	3.6%

At March 31, 2012, the Company had available unused federal net operating loss carryforwards of approximately $160.3 million.  The net operating loss carryforwards will expire at various dates from 2020 through 2030.

15.                               Consolidating Financial Statements

In accordance with the provisions of the Second Lien Senior Indenture, as a wholly owned subsidiary of UHS, Surgical Services has jointly and severally guaranteed all the Company’s Obligations (as defined in the Second Lien Senior Indenture) under the Second Lien Senior Indenture on a full and unconditional basis. Consolidating financial information of UHS and the guarantor is presented on the following pages.

Universal Hospital Services, Inc.

Consolidating Balance Sheets

(in thousands)

(unaudited)

	At March 31, 2012
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surigical Services	Adjustments	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$202	$—	$202
Accounts receivable, less allowance for doubtful accounts	67,899	9,733	—	77,632
Due from (to) affiliates	21,809	(21,809)	—	—
Inventories	5,482	2,529	—	8,011
Deferred income taxes	10,164	435	—	10,599
Other current assets	5,060	1,146	—	6,206
Total current assets	110,414	(7,764)	—	102,650

Property and equipment, net:
Medical equipment, net	226,449	12,668	—	239,117
Property and office equipment, net	29,022	1,366	—	30,388
Total property and equipment, net	255,471	14,034	—	269,505

Other long-term assets:
Goodwill	283,141	51,932	—	335,073
Investment in subsidiary	58,123	—	(58,123)	—
Other intangibles, net	220,550	22,478	—	243,028
Other, primarily deferred financing costs, net	11,967	74	—	12,041
Total assets	$939,666	$80,754	$(58,123)	$962,297

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$4,386	$1,300	$—	$5,686
Interest rate swap	1,922	—	—	1,922
Book overdrafts	565	—	—	565
Accounts payable	30,709	2,171	—	32,880
Accrued compensation	13,688	2,640	—	16,328
Accrued interest	18,779	—	—	18,779
Dividend payable	780	—	—	780
Other accrued expenses	8,437	2,106	—	10,543
Total current liabilities	79,266	8,217	—	87,483

Long-term debt, less current portion	672,518	1,385	—	673,903
Pension and other long-term liabilities	11,828	1,664	—	13,492
Payable to Parent	19,472	—	—	19,472
Deferred income taxes	64,164	10,962	—	75,126

Commitments and contingencies

Total equity
Common stock	—	—	—	—
Additional paid-in capital	214,294	60,019	(60,019)	214,294
Accumulated deficit	(109,873)	(1,896)	—	(111,769)
Accumulated earnings in subsidiary	(1,896)	—	1,896	—
Accumulated other comprehensive loss	(10,107)	—	—	(10,107)
Total Universal Hospital Services, Inc. equity	92,418	58,123	(58,123)	92,418
Non controlling interest	—	403	—	403
Total equity	92,418	58,526	(58,123)	92,821
Total liabilities and equity	$939,666	$80,754	$(58,123)	$962,297

Universal Hospital Services, Inc.

Consolidating Statements of Operations

(in thousands)

(unaudited)

	For the three months ended March 31, 2012
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surigical Services	Adjustments	Consolidated
Revenue
Medical equipment outsourcing	$68,196	$11,841	$—	$80,037
Technical and professional services	20,129	—	—	20,129
Medical equipment sales and remarketing	6,368	—	—	6,368
Total revenues	94,693	11,841	—	106,534

Cost of Sales
Cost of medical equipment outsourcing	25,428	6,548	—	31,976
Cost of technical and professional services	15,768	—	—	15,768
Cost of medical equipment sales and remarketing	4,753	—	—	4,753
Medical equipment depreciation	15,763	1,143	—	16,906
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	61,712	7,691	—	69,403
Gross margin	32,981	4,150	—	37,131

Selling, general and administrative	24,044	3,615	—	27,659
Acquisition and integration expenses	104	—	—	104
Operating income	8,833	535	—	9,368

Equity in earnings of subsidiary	4	—	(4)	—
Interest expense	15,151	348	—	15,499
Loss before income taxes and non controlling interest	(6,314)	187	(4)	(6,131)

Provision (benefit) for income taxes	(3,054)	183	—	(2,871)
Consolidated net loss	(3,260)	4	(4)	(3,260)
Net income attributable to non controlling interest	182	182	(182)	182
Net loss attributable to Universal Hospital Services, Inc.	$(3,442)	$(178)	$178	$(3,442)

Universal Hospital Services, Inc.

Consolidating Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	For the three months ended March 31, 2012 Parent
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surigical Services	Adjustments	Consolidated
Consolidated net loss	$(3,260)	$4	$(4)	$(3,260)
Other comprehensive income:
Gain on cash flow hedge, net of tax	1,720	—	—	1,720
Total other comprehensive income	1,720	—	—	1,720
Comprehensive loss	(1,540)	4	(4)	(1,540)
Comprehensive income attributable to non controlling interest	182	182	(182)	182
Comprehensive loss attributable to Universal Hospital Services, Inc.	$(1,722)	$(178)	$178	$(1,722)

Universal Hospital Services, Inc.

Consolidating Statements of Cash Flows

(in thousands)

(unaudited)

	For the three months ended March 31, 2012
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surigical Services	Adjustments	Consolidated
Cash flows from operating activities:
Consolidated net loss	$(3,264)	$4	$—	$(3,260)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	18,346	1,228	—	19,574
Amortization of intangibles, deferred financing costs and bond premium	3,974	775	—	4,749
Provision for doubtful accounts	168	—	—	168
Provision for inventory obsolescence	55	—	—	55
Non-cash stock-based compensation expense	1,075	—	—	1,075
Non-cash gain on trade-in of recalled equipment	(1,356)	—	—	(1,356)
Gain on sales and disposals of equipment	(436)	—	—	(436)
Deferred income taxes	(1,900)	(379)	—	(2,279)
Changes in operating assets and liabilities:
Accounts receivable	(3,169)	(3,076)	—	(6,245)
Due from (to) affiliates	(17,679)	17,679	—	—
Inventories	(857)	(387)	—	(1,244)
Other operating assets	(1,049)	(584)	—	(1,633)
Accounts payable	(1,081)	(611)	—	(1,692)
Other operating liabilities	16,413	141	—	16,554
Net cash provided by operating activities	9,240	14,790	—	24,030
Cash flows from investing activities:
Medical equipment purchases	(11,795)	(765)	—	(12,560)
Property and office equipment purchases	(1,502)	(137)	—	(1,639)
Proceeds from disposition of property and equipment	958	—	—	958
Acquisitions, net of cash acquired	(436)	(11,009)	—	(11,445)
Net cash used in investing activities	(12,775)	(11,911)	—	(24,686)
Cash flows from financing activities:
Proceeds under senior secured credit facility	31,600	—	—	31,600
Payments under senior secured credit facility	(23,100)	—	—	(23,100)
Payments of principal under capital lease obligations	(1,303)	(510)	—	(1,813)
Payoff of acquired debt	—	(3,163)	—	(3,163)
Cash paid to non controlling interests	—	(182)	—	(182)
Contributions from new members to limited liability companies	—	17	—	17
Proceeds from exercise of parent company stock options	150	—	—	150
Dividend and equity distribution payments	(763)	—	—	(763)
Change in book overdrafts	(3,049)	—	—	(3,049)
Net cash provided by (used in) financing activities	3,535	(3,838)	—	(303)
Net change in cash and cash equivalents	—	(959)	—	(959)

Cash and cash equivalents at the beginning of period	—	1,161	—	1,161
Cash and cash equivalents at the end of period	$—	$202	$—	$202

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the accompanying consolidated financial statements and notes.

BUSINESS OVERVIEW

Our Company

Universal Hospital Services, Inc. (“we”, “our”, “us”, the “Company”, or “UHS”) is a leading nationwide provider of medical equipment management and service solutions to the United States health care industry. Our customers include national, regional and local acute and long-term acute care hospitals, alternate site providers (such as long-term acute care hospitals, skilled nursing facilities, specialty hospitals, nursing homes, and home care providers) and medical equipment manufacturers.  We provide our customers solutions across the spectrum of the equipment life cycle as a result of our position as one of the industry’s largest purchasers and outsourcers of medical equipment. During the twelve months ended March 31, 2012, we owned or managed over 660,000 pieces of medical equipment consisting of 435,000 owned or managed pieces in our Medical Equipment Outsourcing segment and 225,000 pieces of customer owned equipment we managed in our Technical and Professional Services segment. Our diverse medical equipment outsourcing customer base includes more than 4,275 acute care hospitals and approximately 4,400 alternate site providers.  We also have relationships with more than 200 medical equipment manufacturers and many of the nation’s largest group purchasing organizations (“GPOs”) and many of the integrated delivery networks (“IDNs”).  All of our solutions leverage our nationwide network of 83 offices and our more than 70 years of experience managing and servicing all aspects of medical equipment. Our fees are paid directly by our customers rather than by direct reimbursement from third-party payors, such as private insurers, Medicare, or Medicaid.

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

On January 3, 2012, we completed the acquisition of all of the outstanding stock of a Florida-based laser surgical laser equipment service provider for total consideration of approximately $16.1 million, including a holdback of approximately $1.6 million, expected to be paid in January 2013, and approximately $3.2 million of debt, which was paid off at closing.  The acquisition was funded through our $195.0 million Senior Secured Credit Facility.

On March 31, 2012 we completed the acquisition of certain assets of the southern California equipment rental division of a medical equipment manufacturer. Total purchase price of the transaction was approximately $0.8 million, including approximately $0.4 million in contingent consideration to be paid over four years based on future revenues. Assets acquired consist of medical equipment and customer relationship intangibles.

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

Medical Equipment Outsourcing Segment - Manage & Utilize

Our flagship business is our Medical Equipment Outsourcing segment, which accounted for $80.0 million, or approximately 75.1 % of our revenues, for the quarter ended March 31, 2012 and $66.2 million, or approximately 80.1% of our revenues, for the three months ended March 31, 2011. As of March 31, 2012, we owned or managed over 435,000 pieces in our Medical Equipment Outsourcing segment, primarily in the categories of respiratory therapy, newborn care, critical care, patient monitors, patient handling (which includes fall management, bariatrics, beds, stretchers and wheelchairs), pressure area management (such as therapy surfaces), wound therapy, laser and mobile surgical services (such as CO2, Nd:YAG, Pulse Dye, KTP/YAG, Diode, GreenLight XPS and HPS, Holmium YAG, Lithotripsy and Cryosurgery technology).  Historically, we have generally purchased and owned directly the equipment used in our Medical Equipment Outsourcing programs, though we have at times entered into revenue share agreements with certain equipment manufacturers, where the manufacturers retain ownership of the equipment, but UHS takes possession and manages the rental of the equipment to customers. Such arrangements are less capital intensive for us.

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

For the three months ended March 31, 2012, we recognized recalled equipment net gains of approximately $2.5 million of which approximately $1.4 million were non-cash gains. Non-cash gains result from receiving a replacement pump for a recalled pump. The gains are a result of the fair market value of the replacement pump less the net book value of the recalled pump. At March 31, 2012, we owned approximately 4,575 of the applicable pumps. We are continuing the process of evaluating the course of action that best meets the infusion technology needs of our customers and our business. As such, we expect to continue to recognize gains and also expect to increase purchases of infusion pumps to replace recalled units as they are accepted by the equipment manufacturer. During the next two quarters of 2012, we expect to recognize recalled equipment net gains between $4.5 and $7.5 million.

Technical and Professional Services Segment - Plan & Acquire; Maintain & Repair

Our Technical and Professional Services segment accounted for $20.1 million, or approximately 18.9% of our revenues for the quarter ended March 31, 2012 and $10.9 million, or approximately 13.1% of our revenues for the three months ended March 31, 2011. We leverage our over 70 years of experience and our extensive equipment database in repairing and maintaining medical equipment.  We offer a broad range of inspection, preventative maintenance, repair, logistic and consulting services through our team of over 325 technicians and professionals located throughout the United States in our nationwide network of offices and managed over 225,000 units of customer owned equipment during the twelve months ended March 31, 2012. In addition, during the twelve months ended March 31, 2012, we serviced over 435,000 units that we own or directly manage. Our Technical and Professional Service offerings provide a complementary alternative for customers that wish to own their medical equipment, but lack the infrastructure, expertise or scale to perform routine maintenance, repair, record-keeping and lifecycle analysis and planning functions.

Medical Equipment Sales and Remarketing Segment - Redeploy & Remarket

Our Medical Equipment Sales and Remarketing segment accounted for $6.4 million, or approximately 6.0%, of our revenues for the quarter ended March 31, 2012 and $5.6 million, or approximately 6.8% of our revenues for the three months ended March 31, 2011. This segment includes three distinct business activities:

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

RESULTS OF OPERATIONS

The following discussion addresses:

•                  our financial condition as of March 31, 2012 and

•                  the results of operations for the three-month period ended March 31, 2012 and 2011.

This discussion should be read in conjunction with the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in our 2011 Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

The following table provides information on the percentages of certain items of selected financial data compared to total revenues for the three-month period ended March 31, 2012 and 2011.  The table below also indicates the percentage increase or decrease over the prior comparable period.

	Three Months Ended March 31,
			Percent
	Percent of Total Revenues		Increase
	2012	2011	(Decrease)
Revenue
Medical equipment outsourcing	75.1%	80.1%	20.8%
Technical and professional services	18.9	13.1	85.2
Medical equipment sales and remarketing	6.0	6.8	13.6
Total revenues	100.0%	100.0%	28.8

Cost of Sales
Cost of medical equipment outsourcing	30.0	29.5	30.9
Cost of technical and professional services	14.8	9.5	100.0
Cost of medical equipment sales and remarketing	4.5	5.2	10.5
Medical equipment depreciation	15.9	20.8	(1.5)
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	65.2	65.0	29.0
Gross margin	34.8	35.0	28.4

Selling, general and administrative	26.0	27.1	23.6
Acquisition and intergration expenses	0.1	0.9	*
Operating income	8.7	7.0	62.2

Interest expense	14.5	14.2	32.4
Loss before income taxes and non controlling interest	(5.8)	(7.2)	3.4

Provision (benefit) for income taxes	(2.7)	0.2	(1,441.6)
Consolidated net loss	(3.1)%	(7.4)%	(46.9)

*Not meaningful

Results of Operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011

Medical Equipment Outsourcing Segment — Manage & Utilize

(in thousands)

	Three Months Ended
	March 31,
	2012	2011	Change	% Change
Total revenue	$80,037	$66,238	$13,799	20.8%
Cost of revenue	31,976	24,435	7,541	30.9
Medical equipment depreciation	16,906	17,166	(260)	(1.5)
Gross margin	$31,155	$24,637	$6,518	26.5

Gross margin %	38.9%	37.2%

Gross margin	$31,155	$24,637	$6,518	26.5
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of medical equipment	84	2,724	(2,640)	(96.9)
Gross margin, before purchase accounting adjustments	$31,239	$27,361	$3,878	14.2

Gross margin %, before purchase accounting adjustments	39.0%	41.3%

Total revenue in the Medical Equipment Outsourcing segment increased $13.8 million, or 20.8%, to $80.0 million in the first quarter of 2012 as compared to the same period of 2011.  The increase was primarily due to revenues of $11.8 million related to our laser surgical services businesses which we acquired on April 1, 2011, revenue related to recalled equipment of $1.3 million, the net addition of six Asset360TM Equipment Management Programs (“Asset360 Programs”) and increased revenues driven by incremental business from new and existing technology, both owned and managed, partially offset by sluggish patient census and what we believe has been a sustained customer effort to control outsourcing expenses. Many of our Asset360 program customers utilize more than one of our equipment management program offerings in areas such as infusion, patient handling, and negative pressure wound therapy. As of March 31, 2012, we had 111 such active programs within 76 hospitals, up from 107 of such programs as of December 31, 2011.

Total cost of revenue in the segment increased $7.5 million, or 30.9%, to $32.0 million in the first quarter of 2012 as compared to the same period of 2011.  This increase, incremental to the costs of $6.5 million related to our new laser surgical services business, is attributable to higher employee-related expenses to support growth initiatives in patient handling and wound therapy.

Medical equipment depreciation decreased $0.3 million, or 1.5%, to $16.9 million in the first quarter of 2012 as compared to the same period of 2011. The decrease in medical equipment depreciation was due to the decrease in purchase accounting adjustments related to the step-up in carrying value of our medical equipment related to our 2007 recapitalization. Depreciation of those purchase accounting adjustments was completed in May of 2011. Medical equipment depreciation for the quarter ended March 31, 2012 and 2011 included $0.1 million and $2.7 million, respectively, of purchase accounting adjustments related to the step-up in carrying value of our medical equipment.

Gross margin percentage for the Medical Equipment Outsourcing segment increased from 37.2% in the first quarter of 2011 to 38.9% in the first quarter of 2012. This increase was primarily attributable to higher margin on recall gains. Gross margin percentage, before purchase accounting adjustments, decreased from 41.3 % in the first quarter of 2011 to 39.0% in the first quarter of 2012. The higher gross margin from recalled equipment and laser surgical services business more than offset the decrease in gross margin on our traditional outsourcing business.

Technical and Professional Services Segment — Plan & Acquire; Maintain & Repair

(in thousands)

	Three Months Ended
	March 31,
	2012	2011	Change	% Change
Total revenue	$20,129	$10,870	$9,259	85.2%
Cost of revenue	15,768	7,884	7,884	100.0
Gross margin	$4,361	$2,986	$1,375	46.0

Gross margin %	21.7%	27.5%

Gross margin	$4,361	$2,986	$1,375	46.0
Purchase accounting adjustments, primarily non-cash charges related to favorable lease commitments	3	1	2		*
Gross margin, before purchase accounting adjustments	$4,364	$2,987	$1,377	46.1

Gross margin %, before purchase accounting adjustments	21.7%	27.5%

*Not meaningful

Total revenue in the Technical and Professional Services segment increased $9.3 million, or 85.2%, to $20.1 million in the first quarter of 2012 as compared to the same period of 2011. The increase was due to increased activity of $8.9 and $0.4 million in our provider and manufacturer services units, respectively. The increase in provider services revenues is related to a large BioMed360 Program, which began in September 2011.

Total cost of revenue in the segment increased $7.9 million, or 100.0%, to $15.8 million in the first quarter of 2012 as compared to the same period of 2011. The increase is attributable to expenses related to supporting the increased activity in our provider and manufacturer service units of $7.6 and $0.3 million, respectively.

Gross margin percentage for the Technical and Professional Services segment decreased from 27.5% for the first quarter of 2012 to 21.7% for the same period of 2011. Gross margin percentage will fluctuate based on the variability of third-party vendor expenses in our BioMed360 TM Equipment Management Programs (“BioMed360 Program”) and supplemental service programs. Additionally, gross margin includes revenues and expenses related to a large BioMed360 Program, which began in September 2011, whose gross margin percentage is expected to be lower than our historical service gross margins.

Medical Equipment Sales and Remarketing Segment — Redeploy & Remarket

(in thousands)

	Three Months Ended
	March 31,
	2012	2011	Change	% Change
Total revenue	$6,368	$5,606	$762	13.6%
Cost of revenue	4,753	4,300	453	10.5
Gross margin	$1,615	$1,306	$309	23.7

Gross margin %	25.4%	23.3%

Gross margin	$1,615	$1,306	$309	23.7
Purchase accounting adjustments, primarily non-cash charges related to the step-up in carrying value of our medical equipment	1	22	(21)	(95.5)
Gross margin, before purchase accounting adjustments	$1,616	$1,328	$288	21.7

Gross margin %, before purchase accounting adjustments	25.4%	23.7%

Total revenue in the Medical Equipment Sales and Remarketing segment increased $0.8 million, or 13.6%, to $6.4 million in the first quarter of 2012 as compared to the same period of 2011. The increase was driven by an increase in sales of disposables and used equipment of $0.7 and $0.7 million, respectively, offset by a decrease in new equipment sales of $0.6 million.

Total cost of revenue in the segment increased $0.5 million, or 10.5%, to $4.8 million in the first quarter of 2012 as compared to the same period of 2011. The increase was the result of increases in the cost of disposable and used sales of $0.7 and $0.1, respectively, offset by a decrease in the cost of new equipment sales of $0.3 million.

Gross margin percentage for the Medical Equipment Sales and Remarketing segment increased from 23.3% in the first quarter of 2011 to 25.4% for the same period of 2012. Gross margin percentage, before purchase accounting adjustments, increased from 23.7% in the first quarter of 2011 to 25.4% for the same period of 2012.  We expect margins and activity in this segment to fluctuate based on the transactional nature of the business.

Selling, General and Administrative

Selling, General and Administrative and Interest Expense

(in thousands)

	Three Months Ended
	March 31,
	2012	2011	Change	% Change
Selling, general and administrative	$27,659	$22,381	$5,278	23.6%
Acquisition and integration expenses	104	774	(670)	(86.6)
Interest expense	15,499	11,706	3,793	32.4

*Not meaningful

Selling, general and administrative expense increased $5.3 million, or 23.6%, to $27.7 million for the first quarter of 2012 as compared to the same period of 2011.  The increase was primarily due to an increase of $3.6 million related to our newly acquired laser surgical business, as well as increases in employee-related and other expenses of $2.2 and $0.6 million, respectively, offset by decreases in vehicle and strategic and board-related expenses of $0.6 and $0.5 million, respectively. Employee-related expenses increased as a result of certain clinical resources focusing on growth platforms, when they had previously been focused on equipment management. Acquisition and integration expenses were $0.1 million for the three months ended March 31, 2012. These charges were related primarily to our acquisition of a Florida based surgical laser equipment service provider on January 3, 2012. Selling, general and administrative expense as a percentage of total revenue was 26.0% and 27.1% for each of the quarters ended March 31, 2012 and 2011, respectively.

Interest Expense

Interest expense increased $3.8 million to $15.5 million for the first quarter of 2012 as compared to the same period of 2011. This increase is primarily due to the interest expense related to the issuance of $175.0 million aggregate principal amount of our 8.50% / 9.25% Second Lien Senior Secured PIK Toggle Notes due 2015 (“PIK Toggle Notes”) in the second quarter of 2011.  See Note 8 Long-Term Debt.

Income Taxes

Income taxes were a benefit of $2.9 million and an expense $0.2 million for the three months ended March 31, 2012 and 2011, respectively. Our January 3, 2012 acquisition resulted in the recording of deferred tax liabilities on the opening balance sheet due to higher book than tax basis for fixed assets and amortizable intangible assets. This discrete event had the one-time effect of reducing our valuation allowance by approximately $3.4 million on that date, though this amount was offset by approximately $2.5 million of additional valuation allowance resulting from year-to-date losses. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

Consolidated Net Loss

Consolidated net loss decreased $2.9 million to $3.3 million in the first quarter of 2012 as compared to the same period of 2011.  Net loss was impacted primarily by higher operating income and income tax benefit partially offset by higher selling, general and administrative and interest expense.

EBITDA

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was $32.8 and $28.5 million for the three months ended March 31, 2012 and 2011, respectively.  EBITDA for the three months ended March 31, 2012, was impacted by the inclusion of our acquired surgical laser business, increased employee-related expenses, including costs related to our continued build of clinical resources to support growth initiatives in patient handling and wound therapy.

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

	Three Months Ended
	March 31,
(in thousands)	2012	2011
Net cash provided by operating activities	$24,030	$25,182
Changes in operating assets and liabilities	(5,740)	(4,784)
Other non-cash expenses (income)	1,899	(3,846)
Provision (benefit) for income taxes	(2,871)	214
Interest expense	15,499	11,706
EBITDA	$32,817	$28,472

	Three Months Ended
	March 31,
(in thousands)	2012	2011
EBITDA	$32,817	$28,472

Other Financial Data:
Net cash provided by operating activities	$24,030	$25,182
Net cash used in investing activities	(24,686)	(26,483)
Net cash provided by (used in) financing activities	(303)	1,301

Other Operating Data (as of end of period):
Medical equipment (approximate number of owned outsourcing units)	247,000	236,000
District offices	83	84
Number of outsourcing hospital customers	4,275	4,325
Number of total outsourcing customers	8,675	8,600

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

Our principal sources of liquidity are expected to be cash and cash equivalents, cash flows from operating activities, and borrowings under our Senior Secured Credit Facility, which provides for loans in an amount of up to $195.0 million, subject to our borrowing base. See Note 8, Long-Term Debt for details related to our Senior Secured Credit Facility. It is anticipated that our principal uses of liquidity will be to fund capital expenditures related to purchases of medical equipment, provide working capital, meet debt service requirements and finance our strategic plans.

We require substantial cash to operate our Medical Equipment Outsourcing programs and service our debt.  Our outsourcing programs require us to invest a significant amount of cash in medical equipment purchases.  To the extent that such expenditures cannot be funded from cash and cash equivalents, our operating cash flow, borrowing under our Senior Secured Credit Facility or other financing sources, we may not be able to conduct our business or grow as currently planned. We anticipate additional capital investment of approximately $55.0 million during the remaining nine months of 2012.

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

Net cash provided by operating activities was $23.9 and $25.2 million for the three months ended March 31, 2012 and 2011, respectively. Net cash provided by operating activities during the three months ended March 31, 2012 was impacted by the increase in working capital compared to the same period of 2011.

Net cash used in investing activities was $24.6 and $26.5 million for the three months ended March 31, 2012 and 2011, respectively.  The change in net cash used in investing activities was primarily the result of our January 3, 2012, acquisition of a surgical laser equipment service provider offset by lower medical equipment purchases during the same period.

Net cash provided by (used in) financing activities was ($0.3) and $1.3 million for the three months ended March 31, 2012 and 2011, respectively.  During the three months ended March 31, 2012, the change in net cash used in financing activities was primarily impacted by our payment of debt acquired through our January 3,2012 acquisition of a surgical laser equipment service provider.

Our cash balances were $0.2 million as of March 31, 2012 compared to zero as of March 31, 2011.

Based on the level of operating performance expected in 2012, we believe our cash and cash equivalents, cash from operations, and additional borrowings under our Senior Secured Credit Facility, will meet our liquidity needs for the foreseeable future, exclusive of any borrowings that we may make to finance potential acquisitions.  However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could be adversely affected.  As of March

31, 2012, we had $163.4 million of availability under the Senior Secured Credit Facility based on a borrowing base of $190.7 million, after giving effect to $4.3 million used for letters of credit.

Our levels of borrowing are further restricted by the financial covenants set forth in our Senior Secured Credit Facility agreement and the Second Lien Senior Indenture governing our PIK Toggle Notes and Floating Rate Notes, as described in Note 8, Long-Term Debt.  As of March 31, 2012, the Company was in compliance with all covenants under the Senior Secured Credit Facility and the second lien senior indenture.

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

Interest Rates

We use both fixed and variable rate debt as sources of financing.  At March 31, 2012, we had approximately $679.6 million of total debt outstanding of which $23.0 million was bearing interest at variable rates. Based on variable debt levels at March 31, 2012 and 2011, a 1.0 percentage point change in interest rates on variable rate debt would have resulted in annual interest expense fluctuating by approximately $0.2 and $0.5 million, respectively.

In June 2007, we entered into an interest rate swap agreement for $230.0 million, which has the effect of converting the interest rate applicable to our $230.0 million of Floating Rate Notes to a fixed interest rate.  The effective date for the interest rate swap agreement was December 2007; the expiration date is May 2012.

The interest rate swap agreement qualifies for cash flow hedge accounting under Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. Both at inception and on an on-going basis, we must perform an effectiveness test.  In accordance with ASC Topic 815, the fair value of the interest rate swap agreement at March 31, 2012 is included as a cash flow hedge on our balance sheet.  The change in fair value was recorded as a component of accumulated other comprehensive loss, net of tax, on our balance sheet since the instrument was determined to be an effective hedge at March 31, 2012.  We have not recorded any amounts due to ineffectiveness for any periods presented. We expect to reclassify approximately $1.1 million into earnings, net of tax, currently recorded in accumulated other comprehensive loss, in the next two months. As a result of our interest rate swap agreement, we expect the effective interest rate on our $230.0 million Floating Rate Notes to be 9.065% through May 2012.

Fuel Costs

We are also exposed to market risks related to changes in the price of gasoline used to fuel our fleet of delivery and sales vehicles.  A hypothetical 10% increase in the first quarter of 2012 average price of unleaded gasoline, assuming gasoline usage levels for the quarter ended March 31, 2012, would lead to an annual increase in fuel costs of approximately $0.5 million.

Pension

Our pension plan assets, which were approximately $14.0 million at December 31, 2011 are subject to volatility that can be caused by fluctuations in general economic conditions. Continued market volatility and disruption could cause further declines in asset values, and if this occurs, we may need to make additional pension plan contributions and our pension expense in future years may increase. A hypothetical 10% decrease in the fair value of plan assets at December 31, 2011 would lead to a decrease in the funded status of the plan of approximately $1.4 million.

Other Market Risk

As of March 31, 2012, we have no other material exposure to market risk.

Item 4.  Controls and Procedures

(a)           Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d 15(e) promulgated under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b)           Changes in internal control over financial reporting

There were no changes that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

In making its assessment of changes in internal control over financial reporting as of March 31, 2012, management has excluded those companies acquired in purchase business combinations during the twelve months ended March 31, 2012. The Company is currently assessing the control environments of these acquisitions.

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

In addition to the foregoing, the Company, from time to time, may become involved in litigation arising out of operations in the normal course of business, including the matters discussed in Item 3 of Part I of the 2011 Annual Report on Form 10-K. As of March 31, 2012, we were not a party to any other pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results, financial position or cash flows. See the additional information in Item 1 of Part I, Note 9, Commitments and Contingencies.

Asserted claims are subject to many uncertainties and the outcome of individual matters is not predictable with assurance.

Item 1A.  Risk Factors

Our business is subject to various risks and uncertainties.  Any of the risks discussed elsewhere in this Quarterly Report on Form 10-Q or our other filings with the Securities and Exchange Commission, including the risk factors set forth in our 2011 Annual Report on Form 10-K, could materially adversely affect our business, financial condition or results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

In June 2011, the Financial Accounting Standards Board issued guidance on the presentation of comprehensive income in financial statements requiring entities to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. We adopted this standard as of December 31, 2011, when we presented our consolidated net income and consolidated other comprehensive income in two separate statements in our annual financial statements. Since that time, additional guidance has been released clarifying that the requirement of including total comprehensive income is also applicable to guarantor consolidating financial statements. The table below reflects the retrospective application of this guidance for the year ended December 31, 2011 as related to guarantor consolidating financial statements. The retrospective application did not have a material impact on our financial condition or results of operations.

Universal Hospital Services, Inc.

Consolidating Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	For the twelve months ended December 31, 2011
		Subsidiary
	Parent	Guarantor
	Issuer	Surgical	Consolidating
	UHS	Services	Adjustments	Consolidated
Consolidated net loss	$(20,600)	$(1,267)	$1,267	$(20,600)
Other comprehensive income (loss):				$—
Loss on minimum pension liability, net of tax	(4,136)	—	—	(4,136)
Gain on cash flow hedge, net of tax	7,088	—	—	7,088
Total other comprehensive income	2,952	—	—	2,952
Comprehensive loss	(17,648)	(1,267)	1,267	(17,648)
Comprehensive income attributable to non controlling interest	451	451	(451)	451
Comprehensive loss attributable to Universal Hospital Services, Inc.	$(18,099)	$(1,718)	$1,718	$(18,099)

Item 6.    Exhibits

Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Extension Labels Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2012

Universal Hospital Services, Inc.

By	/s/ Gary D. Blackford
Gary D. Blackford,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

By	/s/ Rex T. Clevenger
Rex T. Clevenger,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)