Form 10-Q
period 2012-06-30
UNIVERSAL HOSPITAL SERVICES INC
filed 2012-08-13
CIK 886171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

Number of shares of common stock outstanding as of August 1, 2012:  1,000

Universal Hospital Services, Inc.

		Page
PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets — June 30, 2012 and December 31, 2011	1

	Consolidated Statements of Operations and Consolidated Statements of Other Comprehensive Income (Loss) —Three and Six months ended June 30, 2012 and 2011	2

	Consolidated Statements of Cash Flows — Six months ended June 30, 2012 and 2011	4

	Notes to Consolidated Financial Statements	5

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	47

ITEM 4.	Controls and Procedures	47

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings	48

ITEM 1A.	Risk Factors	49

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

ITEM 3.	Defaults Upon Senior Securities	49

ITEM 4.	Mine Safety Disclosures

ITEM 5.	Other Information	49

ITEM 6.	Exhibits	51

Signatures		52

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements — Unaudited

Consolidated Balance Sheets

(in thousands, except share and per share information)

(unaudited)

	June 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$332	$1,161
Accounts receivable, less allowance for doubtful accounts of $2,016 at June 30, 2012 and $1,922 at December 31, 2011	80,535	70,592
Inventories	8,319	6,023
Deferred income taxes	11,012	12,328
Other current assets	5,794	4,392
Total current assets	105,992	94,496

Property and equipment, net:
Medical equipment, net	248,887	235,887
Property and office equipment, net	30,593	28,460
Total property and equipment, net	279,480	264,347

Other long-term assets:
Goodwill	335,416	326,952
Other intangibles, net	239,151	241,440
Other, primarily deferred financing costs, net	11,857	13,106
Total assets	$971,896	$940,341

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$6,701	$5,627
Interest rate swap	—	4,755
Book overdrafts	2,887	3,614
Accounts payable	31,760	31,359
Accrued compensation	10,772	11,571
Accrued interest	4,074	4,937
Dividend payable	780	771
Other accrued expenses	11,590	10,054
Total current liabilities	68,564	72,688

Long-term debt, less current portion	696,663	665,470
Pension and other long-term liabilities	13,655	12,981
Payable to Parent	20,547	19,019
Deferred income taxes	76,357	75,657

Commitments and contingencies (Note 9)

Equity
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Additional paid-in capital	214,294	214,294
Accumulated deficit	(109,623)	(108,327)
Accumulated other comprehensive loss	(8,940)	(11,827)
Total Universal Hospital Services, Inc. equity	95,731	94,140
Non controlling interest	379	386
Total equity	96,110	94,526
Total liabilities and equity	$971,896	$940,341

The accompanying notes are an integral part of the unaudited financial statements.

Consolidated Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue
Medical equipment outsourcing	$88,460	$73,847	$168,497	$140,086
Technical and professional services	22,350	11,361	42,479	22,231
Medical equipment sales and remarketing	9,264	5,876	15,631	11,482
Total revenues	120,074	91,084	226,607	173,799

Cost of Sales
Cost of medical equipment outsourcing	32,591	28,466	64,569	52,900
Cost of technical and professional services	16,885	8,227	32,654	16,110
Cost of medical equipment sales and remarketing	7,345	4,600	12,099	8,900
Medical equipment depreciation	17,321	17,505	34,225	34,673
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	74,142	58,798	143,547	112,583
Gross margin	45,932	32,286	83,060	61,216

Selling, general and administrative	28,709	27,111	56,367	49,491
Acquisition and integration expenses	190	1,225	294	1,999
Operating income	17,033	3,950	26,399	9,726

Interest expense	14,504	12,745	30,003	24,450
Income (loss) before income taxes and non controlling interest	2,529	(8,795)	(3,604)	(14,724)

Provision (benefit) for income taxes	197	(7,520)	(2,674)	(7,307)
Consolidated net income (loss)	$2,332	$(1,275)	$(930)	$(7,417)
Net income attributable to non controlling interest	184	138	366	138
Net income (loss) attributable to Universal Hospital Services, Inc.	$2,148	$(1,413)	$(1,296)	$(7,555)

The accompanying notes are an integral part of the unaudited financial statements.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Consolidated net income (loss)	$2,332	$(1,275)	$(930)	$(7,417)
Other comprehensive income:
Gain on cash flow hedge, net of tax	1,167	1,583	2,887	3,284
Total other comprehensive income	1,167	1,583	2,887	3,284
Comprehensive income (loss)	3,499	308	1,957	(4,133)
Comprehensive income attributable to non controlling interest	184	138	366	138
Comprehensive income (loss) attributable to Universal Hospital Services, Inc.	$3,315	$170	$1,591	$(4,271)

Universal Hospital Services, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2012	2011

Cash flows from operating activities:
Consolidated net loss	$(930)	$(7,417)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	39,673	39,414
Amortization of intangibles, deferred financing costs and bond premium	9,312	8,676
Provision for doubtful accounts	392	400
Provision for inventory obsolescence	182	76
Non-cash stock-based compensation expense	2,150	2,196
Non-cash gain on trade-in of recalled equipment	(14,122)	(3,292)
Gain on sales and disposals of equipment	(695)	(801)
Deferred income taxes	(1,450)	(7,109)
Changes in operating assets and liabilities:
Accounts receivable	(9,372)	(1,310)
Inventories	(1,678)	(125)
Other operating assets	(2,001)	(252)
Accounts payable	(608)	(2,111)
Other operating liabilities	(3,179)	2,745
Net cash provided by operating activities	17,674	31,090
Cash flows from investing activities:
Medical equipment purchases	(32,082)	(48,116)
Property and office equipment purchases	(3,637)	(3,235)
Proceeds from disposition of property and equipment	3,935	1,496
Acquisitions, net of cash acquired	(11,445)	(65,039)
Net cash used in investing activities	(43,229)	(114,894)
Cash flows from financing activities:
Proceeds under senior secured credit facility	72,000	132,250
Payments under senior secured credit facility	(39,000)	(185,150)
Payments of principal under capital lease obligations	(3,398)	(2,714)
Payment of deferred financing costs	—	(3,500)
Payoff of acquired debt	(3,163)	—
Proceeds from issuance of bonds	—	178,938
Accrued interest received from bondholders	—	661
Distributions to non controlling interests	(373)	(147)
Proceeds from exercise of parent company stock options	150	40
Dividend and equity distribution payments	(763)	—
Change in book overdrafts	(727)	1,173
Net cash provided by financing activities	24,726	121,551
Net change in cash and cash equivalents	(829)	37,747

Cash and cash equivalents at the beginning of period	1,161	—
Cash and cash equivalents at the end of period	$332	$37,747
Supplemental cash flow information:
Interest paid	$29,424	$22,645
Income taxes paid	798	352
Non-cash activities:
Medical equipment purchases included in accounts payable (at end of period)	$8,016	$8,627
Dividend declared to Parent	—	34,500
Capital lease additions	3,113	2,636

Universal Hospital Services, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The interim consolidated financial statements presented herein as of June 30, 2012, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  These adjustments are of a normal, recurring nature.  The results of operations for any interim period are not necessarily indicative of results for the full year.

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

A description of our significant accounting policies is included in our 2011 Annual Report on Form 10-K. There have been no material changes to these policies for the six months ended June 30, 2012.

Principles of Consolidation

The consolidated financial statements include the accounts of UHS and its wholly owned subsidiary, UHS Surgical Services, Inc. (“Surgical Services”) since the acquisition of its predecessor companies, Emergent Group Inc. (“Emergent”) and PRI Medical Technologies, Inc. on April 1, 2011. In addition, in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), we have accounted for our equity investments in entities in which we are the primary beneficiary under the full consolidation method. All significant intercompany transactions and balances have been eliminated through consolidation. As the primary beneficiary, we consolidate the limited liability companies

(“LLCs”) referred to in Note 11, Limited Liability Companies, as we effectively receive the majority of the benefits from such entities and we provide equipment lease guarantees for such entities.

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

3.                                      Acquisitions

On January 3, 2012, we completed the acquisition of all of the outstanding stock of a Florida-based surgical laser equipment service provider for total consideration of approximately $16.1 million. The consideration total consists of $11.0 million of cash paid at closing, $3.2 million of debt assumed that was paid off upon closing, and $1.9 million of holdback amounts expected to be paid by January 2013.  The acquisition was funded through our $195.0 million Senior Secured Credit Facility.

We have allocated the following asset and liability amounts related to the acquisition within our consolidated balance sheet:  holdback amounts payable $1.9 million, other working capital items $0.4 million, fixed assets $5.4 million, identifiable intangible assets $5.3 million, non-deductible goodwill $8.4 million, deferred income tax liabilities $3.4 million and long-term debt (paid off subsequent to closing) $3.2 million. We will utilize additional information, particularly as it relates to intangible assets and income taxes, as it becomes available in order to finalize this purchase price allocation as soon as practicable, but no later than January 1, 2013, one year from the acquisition date.

On March 31, 2012, we completed the acquisition of certain assets of the southern California equipment rental division of a medical equipment manufacturer. Total purchase price of the transaction was approximately $0.8 million, including approximately $0.4 million in contingent consideration to be paid over four years based on future revenues. Assets acquired consisted of medical equipment of $0.4 million and customer relationship intangibles of $0.3 million.

Acquisitions completed during the first quarter of 2012 are not material individually or in the aggregate.

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

During the quarter ended June 30, 2012, we finalized our purchase price allocation as of the April 1, 2011 acquisition date with the amounts noted in the table below:

(in thousands)
Cash and cash equivalents	$1,480
Accounts receivable	4,517
Deferred income taxes	827
Inventories	1,222
Other current assets	1,403
Medical equipment	7,540
Property and equipment	234
Intangible assets	22,150
Other assets	79
Total identifiable assets	39,452

Accounts payable	1,972
Accrued expenses	1,905
Other liabilites	1,618
Deferred income taxes	9,523
Capital leases	4,763
Total liabilities assumed	19,781
Net identifiable assets acquired	19,671
Non controlling interests	(379)
Goodwill	40,727
Net assets acquired	$60,019

In the second quarter of 2012, we recorded a measurement adjustment of $0.3 million, increasing the fair values of goodwill and accrued expenses assumed in the acquisition as of the acquisition date. We have retrospectively adjusted the previously reported fair values of goodwill and other accrued expenses.

The amounts of revenue and net income of Surgical Services included in the Company’s consolidated statements of operations from April 1, 2011 to June 30, 2012 are as follows:

	Revenue and income included in the Consolidated Statements of Operations from:
(in thousands)	April 1, 2012 to June 30, 2012	January 1, 2012 to June 30, 2012	April 1, 2011 to June 30 ,2011
Revenue	$12,288	$24,129	$8,055
Net income (loss) attributable to Surgical Services	$(1,483)	(1,661)	191

The following unaudited supplemental pro forma information presents the financial results as if the acquisition of Emergent Group had occurred on January 1, 2011 for the six months ended June 30, 2011. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2011, nor are they indicative of any future results.

Six Months Ended
(in thousands)	June 30, 2011
Revenue	$181,628
Net loss attributable to Universal Hospital Services, Inc.	(9,241)

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

4.                                      Fair Value Measurements

Financial liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, in accordance with Accounting Standards Codification (“ASC”) Topic 820, are summarized in the following table by type of inputs applicable to the fair value measurements:

	Fair Value at June 30, 2012				Fair Value at December 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Interest Rate Swap	$—	$—	$—	$—	$—	$4,755	$—	$4,755
Contingent Consideration	$—	$—	$349	$349	$—	$—	$—	$—

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

As of March 31, 2012, we initially recorded a contingent consideration liability, in the form of an earn-out payment, related to our acquisition of certain assets of the southern California equipment rental division of a medical equipment manufacturer in the amount of $0.3 million. The contingent consideration payments are based on achieving certain revenue results. The fair value of the liability was estimated using a discounted cash flow approach with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in the FASB’s ASC Topic 820. The significant inputs in the Level 3 measurement not supported by market activity included our assessments of expected future cash flows during the earn-out period, related to the assets acquired, appropriately discounted considering the uncertainties associated with the obligation, and calculated based on estimated revenues in accordance with the terms of the agreement. These inputs are classified as level 3 inputs.

The assumptions used in preparing the discounted cash flow analysis included estimates of interest rates and the timing and amount of incremental cash flows. At June 30, 2012 no earn-out had been paid.

Fair Value of Other Financial Instruments

The Company considers the carrying amount of financial instruments, including accounts receivable, accounts payable and accrued liabilities, as the approximate fair value due to their short maturities. We use the market approach to determine the fair value of our financial liabilities. We utilize observable market information of identical assets including trade dates, price and quantities provided by a third party pricing service for the selected reporting period. These inputs are considered level 2 inputs. The fair value of our outstanding PIK Toggle Notes and Floating Rate Notes as of June 30, 2012 and December 31, 2011, based on the quoted market price for the same or similar issues of debt, is approximately:

	June 30,	December 31,
(in millions)	2012	2011

PIK Toggle Notes	$413.1	$417.0
Floating Rate Notes	218.5	208.2

5.                                      Equity

The following tables represent changes in equity attributable to our shareholders and non controlling interests for the six month periods ending June 30, 2012 and 2011.

			Accumulated
	Additional		Other
(in thousands)	Paid-in	Accumulated	Comprehensive	Non controlling	Total
(unaudited)	Capital	Deficit	Loss	Interests	Equity

Balance at December 31, 2011	$214,294	$(108,327)	$(11,827)	$386	$94,526
Net income (loss)	—	(1,296)	—	366	(930)
Unrealized gain on cash flow hedge, net of tax of $1,868	—	—	2,887	—	2,887
Cash distributions to non controlling interests	—	—	—	(373)	(373)
Balance at June 30, 2012	$214,294	$(109,623)	$(8,940)	$379	$96,110

			Accumulated
	Additional		Other
	Paid-in	Accumulated	Comprehensive	Non controlling	Total
(in thousands)	Capital	Deficit	Loss	Interests	Equity

Balance at December 31, 2010	$248,794	$(87,276)	$(14,779)	$—	$146,739
Consolidation of Emergent Group non controlling interest	—	—	—	379	379
Net income (loss)	—	(7,555)	—	138	(7,417)
Dividend declared	(34,500)	—	—	—	(34,500)
Unrealized gain on cash flow hedge, net of tax of $2,044	—	—	3,284	—	3,284
Cash distributions to non controlling interests	—	—	—	(147)	(147)
Balance at June 30, 2011	$214,294	$(94,831)	$(11,495)	$370	$108,338

6.                                      Stock-Based Compensation

During the six months ended June 30, 2012, activity under the 2007 Stock Option Plan (the “2007 Stock Option Plan”), of UHS Holdco, Inc., our parent company (“Parent”), was as follows:

(in thousands except exercise price)	Number of Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at December 31, 2011	38,195	$1.05	$25,046	5.7
Granted	—
Exercised	(150)	$1.00	$107
Forfeited or expired	(311)	$1.17

Outstanding at June 30, 2012	37,734	$1.05	$24,771	5.2

Exercisable at June 30, 2012	29,704	$1.02	$20,411	5.0

Remaining authorized options available for issue	5,952

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

We determine the fair value of stock options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on a straight-line basis over the options’ expected vesting periods. There were no stock options granted during the six months ended June 30, 2012.

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

At June 30, 2012, unearned non-cash stock-based compensation that we expect to recognize as expense over a weighted average period of 1.6 years, totals approximately $3.1 million, net of our estimated forfeiture rate of 2.0%. The expense could be accelerated upon the sale of Parent or the Company.

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

Our consolidated balance sheets as of December 31, 2011 and June 30, 2012 reflect the decrease in shareholders’ equity for dividends paid to Parent shareholders and distributions to vested option holders on July 1, 2011 and distributions payable to vested option holders on December 31, 2011, as well as estimated amounts to be paid to holders of options expected to vest on December 31, 2012 though 2015 based on an estimated option forfeiture rate of 2% annually.  Our consolidated balance sheet also reflects the related current dividend payable and long-term dividend payable included in Payable to Parent.

8.                                      Long-Term Debt

Long-term debt consists of the following:

	June 30,	December 31,
(in thousands)	2012	2011
PIK toggle notes	$405,000	$405,000
Floating rate notes	230,000	230,000
Unamortized bond premium	2,985	3,433
Senior secured credit facility	47,500	14,500
Capital lease obligations	17,879	18,164
	703,364	671,097
Less: Current portion of long-term debt	(6,701)	(5,627)
Total long-term debt	$696,663	$665,470

PIK Toggle Notes. Our 8.50% / 9.25% Second Lien Senior Secured PIK Toggle Notes due 2015 (the “PIK Toggle Notes”) consist of $230.0 million aggregate principal amount of PIK Toggle Notes issued on May 31, 2007 and $175.0 million aggregate principal amount of PIK Toggle Notes issued on June 17, 2011 for a total aggregate outstanding principal amount of $405.0 million.  All of the PIK Toggle Notes were issued under a Second Lien Senior Indenture dated as of May 31, 2007 (the “Second Lien Senior Indenture”).

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

Floating Rate Notes.  Our Floating Rate Notes were issued on May 31, 2007 in the aggregate principal amount of $230.0 million under the Second Lien Senior Indenture.  The Floating Rate Notes mature on June 1, 2015. Interest on the Floating Rate Notes is payable semiannually in arrears on each June 1 and December 1. Interest on the Floating Rate Notes is reset for each semi-annual interest period and is calculated at the current LIBOR rate plus 3.375%.  At June 30, 2012, our LIBOR-based rate was 4.112%, which includes the credit spread. The Floating Rate Notes are redeemable, at the Company’s option, in whole or in part, at specified redemption prices (as defined in the Second Lien Senior Indenture) plus accrued interest to the date of redemption. In addition, the Floating Rate Notes have a change of control provision, which gives each holder the right to require the Company to purchase all or a portion of such holders’ Floating Rate Notes upon a change in control, as defined in the Second Lien Senior Indenture, at a purchase price equal to 101% of the principal amount plus accrued interest to the date of purchase. The Floating Rate Notes, subject to certain definitions and exceptions, have covenants that restrict, among other things, the incurrence of additional debt, the payment of dividends and the issuance of preferred stock. The Floating Rate Notes are uncollateralized.

We may redeem some or all of the Floating Rate Notes at a redemption price equal to 100% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the applicable redemption date, if redeemed, subject to the rights of noteholders.

Interest Rate Swap. In June 2007, we entered into an interest rate swap agreement for $230.0 million, which had the effect of converting the interest rate applicable to our $230.0 million of Floating Rate Notes to a fixed interest rate.  The effective date for the interest rate swap agreement was December 2007 and it expired June 1, 2012.

The interest rate swap agreement qualified for cash flow hedge accounting under ASC Topic 815, Derivatives and Hedging. Both at inception and on an on-going basis, we must perform an effectiveness test.  Before its expiration on June 1, 2012, the fair value of the interest rate swap agreement was included as a cash flow hedge on our balance sheet in accordance with ASC Topic 815.  The change in fair value was recorded as a component of accumulated other comprehensive loss on our balance sheet, net of tax, since the instrument was determined to be an effective hedge.

Second Lien Senior Indenture. Our PIK Toggle Notes and Floating Rate Notes (collectively, the “Notes”) are guaranteed, jointly and severally, on a second priority senior secured basis, by UHS Surgical Services, and are also similarly guaranteed by certain of our future domestic subsidiaries. The Notes are our second priority senior secured obligations and rank (i) equal in right of payment with all of our existing and future unsecured and unsubordinated indebtedness, and effectively senior to any such unsecured indebtedness to the extent of the value of collateral; (ii) senior in right of payment to all of our and our guarantors’ existing and future subordinated indebtedness; (iii) effectively junior to our Senior Secured Credit Facility and other obligations that are secured by first priority liens on the collateral securing the Notes or that are secured by a lien on assets that are not part of the collateral securing the Notes, in each case, to the extent of the value of such collateral or assets; and (iv) structurally subordinated to any indebtedness and other liabilities (including trade payables) of any of our future subsidiaries that are not guarantors.

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

Senior Secured Credit Facility. On May 6, 2010 we entered into an Amended and Restated Credit Agreement with GE Business Financial Services, Inc., as agent for the lenders, and the lenders party thereto, which amended the Senior Secured Credit Facility dated as of May 31, 2007. The Senior Secured Credit Facility is a first lien senior secured asset based revolving credit facility (as amended, the “Senior Secured Credit Facility”). The Amended and Restated Credit Agreement increased the aggregate amount the Company may borrow under the Senior Secured Credit Facility from $135.0 million to $195.0 million and extended the maturity date to November 30, 2014. Additionally, we capitalized deferred financing costs related to the Amended and Restated Credit Agreement in the amount of $1.7 million. As of June 30, 2012, we had $142.5 million of availability under the Senior Secured Credit Facility after giving effect to $5.0 million used for letters of credit, based on a borrowing base of $195.0 million.  Our obligations under the Senior Secured Credit Facility are secured by a first priority security interest in substantially all of our assets, excluding a pledge of our and Parent’s capital stock, any joint ventures and certain other exceptions. Our obligations under the Senior Secured Credit Facility are unconditionally guaranteed by Parent.

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

At June 30, 2012, we had $47.5 million of borrowings outstanding that were accruing interest at the prime rate. At June 30, 2012, we did not have any borrowings outstanding that were accruing interest at the LIBOR-based rate.

On July 31, 2012, we entered into a Second Amended and Restated Credit Agreement with Bank of America, N.A., as agent for the lenders, and the lenders party thereto (the “Second Amended Credit Agreement”), which amended the senior secured credit facility originally dated as of May 31, 2007 and amended and restated as of May 6, 2010.  The amendment increased the aggregate amount the Company may obtain under revolving loans from $195.0 million to $235.0 million and extended the maturity date to the earliest of (i) July 30, 2017, (ii) 90 days prior to the maturity of the Second Lien Senior Secured Floating Rate Notes due 2015 or (iii) 90 days prior to the maturity of the 7.625% Second Lien Senior Secured Notes due 2020.  The Company’s obligations under the Second Amended Credit Agreement are secured by a first priority security interest in substantially all of the Company’s assets, excluding a pledge of its and Parent’s stock, any joint ventures and certain other exceptions.  The Company’s obligations under the Second Amended Credit Agreement are unconditionally guaranteed by the Company’s parent, UHS Holdco, Inc. and the Company’s restricted subsidiaries.

On August 7, 2012, we issued $425 million in aggregate principal amount of 7.625% Second Lien Senior Secured Notes (the “2012 Notes”) under an indenture. The 2012 Notes mature on August 15, 2020.  In connection with the issuance of the 2012 Notes, the Company entered into a registration rights agreement with the initial purchasers of the 2012 Notes.  The net proceeds from the 2012 Notes will be used primarily to fund the cash tender offer announced on July 24, 2012 to purchase $405 million of the Company’s 8.50%/9.25% PIK Toggle Notes due 2015 (the “PIK Toggle Notes”).  In conjunction with the tender offer, we solicited and received consent from the requisite number of holders that tendered the PIK Toggle Notes to eliminate the right of the remaining holders to benefit from substantially all restrictive covenants and certain event of default provisions of the PIK Toggle Notes.

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

For the six months ended June 30, 2012, we recognized recalled equipment net gains of approximately $15.4 million of which approximately $14.1 million were non-cash gains. Non-cash gains result from receiving a replacement pump for a recalled pump. The gains are a result of the fair market value of the replacement pump less the net book value of the recalled pump. At June 30, 2012, we owned approximately 1,460 of the applicable pumps. We are continuing the process of evaluating the course of action that best meets the infusion technology needs of our customers and our business. As such, we expect to continue to recognize gains and also expect to increase purchases of infusion pumps to replace recalled units as they are accepted by the equipment manufacturer. During the third quarter of 2012, we expect to recognize recalled equipment net gains between $2.0 and $4.0 million.

The Company, from time to time, may become involved in litigation arising out of operations in the normal course of business. Asserted claims are subject to many uncertainties and the outcome of individual matters is not predictable with assurance.

On October 19, 2009, Freedom Medical, Inc. filed a lawsuit against the Company and others in U.S. District Court for the Eastern District of Texas. The federal complaint alleges violation of state and federal antitrust laws, tortious interference with business relationships, business disparagement and common law conspiracy in connection with the biomedical equipment rental market. Freedom Medical, Inc. is seeking unspecified damages and injunctive relief. Under the current scheduling order, fact discovery closes September 30, 2012 and expert discovery closes January 8, 2013. Summary judgment briefing will take place beginning January 18, 2013 and ending February 11, 2013. The final pretrial conference is set for April 4, 2013.  On January 30, 2012, the Company filed an amended answer, affirmative defenses, and counterclaim against Freedom Medical, Inc. The counterclaim alleges that Freedom Medical, Inc. engaged in improper business tactics, including baseless threats of litigation, illegal activity, and disparaging statements about the Company’s business, aimed at tortiously interfering with the Company’s business. The Company is seeking injunctive relief and an award of monetary damages in an amount equal to the losses caused by Freedom Medical Inc.’s tortious interference with the Company’s business relations. On March 8, 2012, the Company filed a motion to dismiss all of Freedom Medical, Inc.’s claims for failure to join indispensable parties, namely independent distributors of Freedom Medical, Inc. The motion is pending.  While we believe these claims are without merit, and will vigorously defend against them, we are unable at this time to determine the ultimate outcome of this matter or determine the effect it may have on our business, financial condition or results of operations. We have been seeking coverage for the Freedom Medical, Inc. lawsuit from a number of our insurance carriers.  On December 30, 2011, two of the insurance carriers, Lexington Insurance Company and National Union Fire Insurance Company of Pittsburgh, Pa., served us with a Minnesota state court complaint seeking a declaration that they have no obligation to cover certain claims of Freedom Medical, Inc.’s lawsuit.  This complaint was stayed by the Minnesota state court on March 14, 2012. On January 11, 2012, we filed our own suit, venued in Texas state court, against all of the carriers currently implicated by Freedom Medical, Inc.’s allegations.  This action seeks, among other things, a declaration of coverage as to Freedom Medical, Inc.’s suit.  We are unable at this time to determine the ultimate outcome of this matter or determine the effect it may have on our business, financial condition or results of operations.

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

As of June 30, 2012, we were not a party to any other pending legal proceedings the adverse outcome of which could reasonably be expected to have a material effect on our financial position, results of operations or cash flows.

10.                               Related Party Transactions

Management Agreement

On May 31, 2007, we and Irving Place Capital entered into a professional services agreement pursuant to which Irving Place Capital provides general advisory and management services to us with respect to financial and operating matters.  Irving Place Capital is a principal owner of Parent, and the following members of our board of directors are associated with Irving Place Capital:  Michael Feiner, Robert Juneja, Bret Bowerman and David Crane. We paid Irving Place Capital professional services fees of $0.5 and $0.5 million for the six-month periods ended June 30, 2012 and 2011, respectively.

Business Relationship

In the ordinary course of business, we entered into an operating lease for our Minneapolis, Minnesota district office with Ryan Companies US, Inc. (“Ryan”), which began on May 1, 2007.  One member of our board of directors is also a director of Ryan.  We made payments to Ryan totaling $173,000 and $172,000 during the six months ended June 30, 2012 and 2011, respectively.

The Company believes that the aforementioned arrangements and relationships were provided in the ordinary course of business at prices and on terms similar to those that would result from arm’s length negotiation between unrelated parties.

11.                               Limited Liability Companies

We participate with others in the formation of limited liability companies (“LLCs”) in which Surgical Services becomes a partner and shares the financial interest with the other investors. Surgical Services is the primary beneficiary of these LLCs. These LLCs acquire certain medical equipment for use in their respective business activities, which generally focus on surgical procedures. The LLCs will acquire medical equipment for rental purposes under equipment financing leases. At June 30, 2012, the LLCs had approximately $0.8 million of total assets. The third party investors in each respective LLC generally provide the lease financing company with individual proportionate lease guarantees based on their respective ownership percentages in the LLCs. In addition, Surgical Services will provide such financing companies with its corporate guarantee based on its respective ownership interest in each LLC. In certain instances, Surgical Services has provided such financing companies with an overall corporate guarantee in connection with equipment financing transactions. In such instances, the individual investors in each respective LLC will generally indemnify us against losses, if any, incurred in connection with its corporate guarantee. Additionally, we provide operational and administrative support to the LLCs in which it is a partner. As of June 30, 2012, we held interests in six active LLCs.

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

12.                               Segment Information

Our reporting segments consist of Medical Equipment Outsourcing, Technical and Professional Services, and Medical Equipment Sales and Remarketing. Certain operating information for our segments as well as a reconciliation of total Company gross margin to income (loss) before income tax was as follows:

Medical Equipment Outsourcing

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$88,460	$73,847	$168,497	$140,086
Cost of revenue	32,591	28,466	64,569	52,900
Medical equipment depreciation	17,321	17,505	34,225	34,673
Gross margin	$38,548	$27,876	$69,703	$52,513

Technical and Professional Services

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$22,350	$11,361	$42,479	$22,231
Cost of revenue	16,885	8,227	32,654	16,110
Gross margin	$5,465	$3,134	$9,825	$6,121

Medical Equipment Sales and Remarketing

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$9,264	$5,876	$15,631	$11,482
Cost of revenue	7,345	4,600	12,099	8,900
Gross margin	$1,919	$1,276	$3,532	$2,582

Total Gross Margin and Reconciliation to Income (Loss) Before Income Tax

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total gross margin	$45,932	$32,286	$83,060	$61,216
Selling, general and administrative	28,709	27,111	56,367	49,491
Acquisition and integration expenses	190	1,225	294	1,999
Interest expense	14,504	12,745	30,003	24,450
Income (loss) before income taxes and non controlling interest	$2,529	$(8,795)	$(3,604)	$(14,724)

Total Assets by Reporting Segment

(in thousands)

	June 30,	December 31,
	2012	2011
Medical Equipment Outsourcing	$465,380	$464,694
Technical and Professional Services	84,137	84,483
Medical Equipment Sales and Remarketing	18,603	18,603
Corporate and Unallocated	403,776	372,561
Total Company Assets	$971,896	$940,341

13.                               Pension Plan

The components of net periodic pension costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Interest cost	$265	$275	$538	$548
Expected return on plan assets	(320)	(308)	(639)	(617)
Recognized net actuarial loss	166	92	343	176
Net periodic cost	$111	$59	$242	$107

Future benefit accruals for all participants were frozen as of December 31, 2002.  We made required contributions of $0.6 million during the six months ended June 30, 2012.

14.                               Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  We evaluate the recoverability of our deferred tax assets by scheduling the expected reversals of deferred tax assets and liabilities in order to determine whether net operating loss carry forwards are recoverable prior to expiration and have established a valuation allowance in accordance with ASC Topic 740. Our January 3, 2012 acquisition resulted in the recording of deferred tax liabilities on the opening balance sheet due to higher book than tax basis for fixed assets and amortizable intangible assets.  This discrete event had the one-time effect of reducing our valuation allowance by approximately $3.4 million on that date, though this amount was offset by approximately $1.4 million of additional valuation allowance resulting from year-to-date losses. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

Reconciliations between the Company’s effective income tax rate and the U.S. statutory rate follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Statutory U.S. Federal income tax rate	(35.0)%	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of U.S. Federal income tax	(9.2)	(4.6)	(0.9)	(3.5)
Permanent items	(2.5)	1.1	5.4	2.5
Valuation allowance	40.8	(52.3)	(53.7)	(16.8)
Other	(1.9)	5.3	9.9	3.2
Effective income tax rate	(7.8)%	(85.5)%	(74.3)%	(49.6)%

At June 30, 2012, the Company had available unused federal net operating loss carryforwards of approximately $163.7 million.  The net operating loss carryforwards will expire at various dates from 2020 through 2030.

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

Universal Hospital Services, Inc.

Consolidating Balance Sheets

(in thousands)

(unaudited)

	At June 30, 2012
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surigical	Adjustments	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$332	$—	$332

Accounts receivable, less allowance for doubtful accounts	71,851	8,684	—	80,535
Due from (to) affiliates	24,190	(24,190)	—	—
Inventories	5,644	2,675	—	8,319
Deferred income taxes	10,735	277	—	11,012
Other current assets	5,037	757	—	5,794
Total current assets	117,457	(11,465)	—	105,992

Property and equipment, net:
Medical equipment, net	235,542	13,345	—	248,887
Property and office equipment, net	29,319	1,274	—	30,593
Total property and equipment, net	264,861	14,619	—	279,480

Other long-term assets:
Goodwill	283,141	52,275	—	335,416
Investment in subsidiary	56,640	—	(56,640)	—
Other intangibles, net	217,447	21,704	—	239,151
Other, primarily deferred financing costs, net	11,773	84	—	11,857
Total assets	$951,319	$77,217	$(56,640)	$971,896

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$5,566	$1,135	$—	$6,701
Book overdrafts	2,887	—	—	2,887
Accounts payable	29,187	2,573	—	31,760
Accrued compensation	9,548	1,224	—	10,772
Accrued interest	4,074	—	—	4,074
Dividend payable	780	—	—	780
Other accrued expenses	9,651	1,939	—	11,590
Total current liabilities	61,693	6,871	—	68,564

Long-term debt, less current portion	695,399	1,264	—	696,663
Pension and other long-term liabilities	11,980	1,675	—	13,655
Payable to Parent	20,547	—	—	20,547
Deferred income taxes	65,969	10,388	—	76,357

Commitments and contingencies

Total equity
Common stock	—	—	—	—
Additional paid-in capital	214,294	60,019	(60,019)	214,294
Accumulated deficit	(106,244)	(3,379)	—	(109,623)
Accumulated loss in subsidiary	(3,379)	—	3,379	—
Accumulated other comprehensive loss	(8,940)	—	—	(8,940)
Total Universal Hospital Services, Inc. equity	95,731	56,640	(56,640)	95,731
Non controlling interest	—	379	—	379
Total equity	95,731	57,019	(56,640)	96,110
Total liabilities and equity	$951,319	$77,217	$(56,640)	$971,896

Universal Hospital Services, Inc.

Consolidating Balance Sheets

(in thousands)

(unaudited)

	At December 31, 2011
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surigical	Adjustments	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$1,161	$—	$1,161

Accounts receivable, less allowance for doubtful accounts	64,898	5,694	—	70,592
Due from (to) affiliates	4,130	(4,130)	—	—
Inventories	4,681	1,342	—	6,023
Deferred income taxes	11,893	435	—	12,328
Other current assets	3,855	537	—	4,392
Total current assets	89,457	5,039	—	94,496

Property and equipment, net:
Medical equipment, net	227,234	8,653	—	235,887
Property and office equipment, net	28,116	344	—	28,460
Total property and equipment, net	255,350	8,997	—	264,347

Other long-term assets:
Goodwill	283,141	43,811	—	326,952
Investment in subsidiary	58,301	—	(58,301)	—
Other intangibles, net	223,487	17,953	—	241,440
Other, primarily deferred financing costs, net	13,036	70	—	13,106
Total assets	$922,772	$75,870	$(58,301)	$940,341

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$4,253	$1,374	$—	$5,627
Interest rate swap	4,755	—	—	4,755
Book overdrafts	3,614	—	—	3,614
Accounts payable	29,852	1,507	—	31,359
Accrued compensation	10,084	1,487	—	11,571
Accrued interest	4,937	—	—	4,937
Dividend payable	771	—	—	771
Other accrued expenses	8,577	1,477	—	10,054
Total current liabilities	66,843	5,845	—	72,688

Long-term debt, less current portion	663,649	1,821	—	665,470
Pension and other long-term liabilities	11,328	1,653	—	12,981
Payable to Parent	19,019	—	—	19,019
Deferred income taxes	67,793	7,864	—	75,657

Commitments and contingencies

Total equity
Common stock	—	—	—	—
Additional paid-in capital	214,294	60,019	(60,019)	214,294
Accumulated deficit	(106,609)	(1,718)	—	(108,327)
Accumulated loss in subsidiary	(1,718)	—	1,718	—
Accumulated other comprehensive loss	(11,827)	—	—	(11,827)
Total Universal Hospital Services, Inc. equity	94,140	58,301	(58,301)	94,140
Non controlling interest	—	386	—	386
Total equity	94,140	58,687	(58,301)	94,526
Total liabilities and equity	$922,772	$75,870	$(58,301)	$940,341

Universal Hospital Services, Inc.

Consolidating Statement of Operations

(in thousands)

(unaudited)

	For the three months ended June 30, 2012
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surigical Services	Adjustments	Consolidated
Revenue
Medical equipment outsourcing	$76,172	$12,288	$—	$88,460
Technical and professional services	22,350	—	—	22,350
Medical equipment sales and remarketing	9,264	—	—	9,264
Total revenues	107,786	12,288	—	120,074

Cost of Sales
Cost of medical equipment outsourcing	25,835	6,756	—	32,591
Cost of technical and professional services	16,885	—	—	16,885
Cost of medical equipment sales and remarketing	7,345	—	—	7,345
Medical equipment depreciation	16,152	1,169	—	17,321
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	66,217	7,925	—	74,142
Gross margin	41,569	4,363	—	45,932

Selling, general and administrative	23,472	5,237	—	28,709
Acquisition and integration expenses	126	64	—	190
Operating income (loss)	17,971	(938)	—	17,033

Equity in earnings of subsidiary	(1,299)	—	1,299	—
Interest expense	14,150	354	—	14,504
Income (loss) before income taxes and non controlling interest	2,522	(1,292)	1,299	2,529

Provision (benefit) for income taxes	190	7	—	197
Consolidated net income (loss) before non controlling interest	2,332	(1,299)	1,299	2,332
Net income attributable to non controlling interest	184	184	(184)	184
Net income (loss) attributable to Universal Hospital Services, Inc.	$2,148	$(1,483)	$1,483	$2,148

Universal Hospital Services, Inc.

Consolidating Statement of Operations

(in thousands)

(unaudited)

	For the three months ended June 30, 2011
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surigical Services	Adjustments	Consolidated
Revenue
Medical equipment outsourcing	$65,792	$8,055	$—	$73,847
Technical and professional services	11,361	—	—	11,361
Medical equipment sales and remarketing	5,876	—	—	5,876
Total revenues	83,029	8,055	—	91,084

Cost of Sales
Cost of medical equipment outsourcing	24,264	4,202	—	28,466
Cost of technical and professional services	8,227	—	—	8,227
Cost of medical equipment sales and remarketing	4,600	—	—	4,600
Medical equipment depreciation	16,808	697	—	17,505
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	53,899	4,899	—	58,798
Gross margin	29,130	3,156	—	32,286

Selling, general and administrative	25,018	2,093	—	27,111
Acquisition and integration expenses	831	394	—	1,225
Operating income	3,281	669	—	3,950

Equity in earnings of subsidiary	329	—	(329)	—
Interest expense	12,659	86	—	12,745
Income (loss) before income taxes and non controlling interest	(9,049)	583	(329)	(8,795)

Provision (benefit) for income taxes	(7,774)	254	—	(7,520)
Consolidated net income (loss) before non controlling interest	(1,275)	329	(329)	(1,275)
Net income attributable to non controlling interest	138	138	(138)	138
Net income (loss) attributable to Universal Hospital Services, Inc.	$(1,413)	$191	$(191)	$(1,413)

Universal Hospital Services, Inc.

Consolidating Statement of Operations

(in thousands)

(unaudited)

	For the six months ended June 30, 2012
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surigical Services	Adjustments	Consolidated
Revenue
Medical equipment outsourcing	$144,368	$24,129	$—	$168,497
Technical and professional services	42,479	—	—	42,479
Medical equipment sales and remarketing	15,631	—	—	15,631
Total revenues	202,478	24,129	—	226,607

Cost of Sales
Cost of medical equipment outsourcing	51,263	13,306	—	64,569
Cost of technical and professional services	32,654	—	—	32,654
Cost of medical equipment sales and remarketing	12,099	—	—	12,099
Medical equipment depreciation	31,915	2,310	—	34,225
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	127,931	15,616	—	143,547
Gross margin	74,547	8,513	—	83,060

Selling, general and administrative	47,514	8,853	—	56,367
Acquisition and integration expenses	230	64	—	294
Operating income (loss)	26,803	(404)	—	26,399

Equity in earnings of subsidiary	(1,295)	—	1,295	—
Interest expense	29,302	701	—	30,003
Loss before income taxes and non controlling interest	(3,794)	(1,105)	1,295	(3,604)

Provision (benefit) for income taxes	(2,864)	190	—	(2,674)
Consolidated net loss before non controlling interest	(930)	(1,295)	1,295	(930)
Net income attributable to non controlling interest	366	366	(366)	366
Net loss attributable to Universal Hospital Services, Inc.	$(1,296)	$(1,661)	$1,661	$(1,296)

Universal Hospital Services, Inc.

Consolidating Statement of Operations

(in thousands)

(unaudited)

	For the six months ended June 30, 2011
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surigical Services	Adjustments	Consolidated
Revenue
Medical equipment outsourcing	$132,031	$8,055	$—	$140,086
Technical and professional services	22,231	—	—	22,231
Medical equipment sales and remarketing	11,482	—	—	11,482
Total revenues	165,744	8,055	—	173,799

Cost of Sales
Cost of medical equipment outsourcing	48,698	4,202	—	52,900
Cost of technical and professional services	16,110	—	—	16,110
Cost of medical equipment sales and remarketing	8,900	—	—	8,900
Medical equipment depreciation	33,976	697	—	34,673
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	107,684	4,899	—	112,583
Gross margin	58,060	3,156	—	61,216

Selling, general and administrative	47,398	2,093	—	49,491
Acquisition and integration expenses	1,605	394	—	1,999
Operating income	9,057	669	—	9,726

Equity in earnings of subsidiary	329	—	(329)	—
Interest expense	24,364	86	—	24,450
Income (loss) before income taxes and non controlling interest	(14,978)	583	(329)	(14,724)

Provision (benefit) for income taxes	(7,561)	254	—	(7,307)
Consolidated net income (loss) before non controlling interest	(7,417)	329	(329)	(7,417)
Net income attributable to non controlling interest	138	138	(138)	138
Net income (loss) attributable to Universal Hospital Services, Inc.	$(7,555)	$191	$(191)	$(7,555)

Universal Hospital Services, Inc.

Consolidating Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	For the three months ended June 30, 2012				For the six months ended June 30, 2012
	Parent	Subsidiary			Parent	Subsidiary
	Issuer	Guarantor	Consolidating		Issuer	Guarantor	Consolidating
	UHS	Surigical Services	Adjustments	Consolidated	UHS	Surigical Services	Adjustments	Consolidated
Consolidated net income (loss)	$2,332	$(1,299)	$1,299	$2,332	$(930)	$(1,295)	$1,295	$(930)
Other comprehensive income:
Gain on cash flow hedge, net of tax	1,167	—	—	1,167	2,887	—	—	2,887
Total other comprehensive income	1,167	—	—	1,167	2,887	—	—	2,887
Comprehensive income (loss)	3,499	(1,299)	1,299	3,499	1,957	(1,295)	1,295	1,957
Comprehensive income attributable to non controlling interest	184	—	—	184	366	—	—	366
Comprehensive income (loss) attributable to Universal Hospital Services, Inc.	$3,315	$(1,299)	$1,299	$3,315	$1,591	$(1,295)	$1,295	$1,591

Universal Hospital Services, Inc.

Consolidating Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	For the three months ended June 30, 2011				For the six months ended June 30, 2011
	Parent	Subsidiary			Parent	Subsidiary
	Issuer	Guarantor	Consolidating		Issuer	Guarantor	Consolidating
	UHS	Surigical Services	Adjustments	Consolidated	UHS	Surigical Services	Adjustments	Consolidated
Consolidated net income (loss)	$(1,275)	$329	$(329)	$(1,275)	$(7,417)	$329	$(329)	$(7,417)
Other comprehensive income:
Gain on cash flow hedge, net of tax	1,583	—	—	1,583	3,284	—	—	3,284
Total other comprehensive income	1,583	—	—	1,583	3,284	—	—	3,284
Comprehensive income (loss)	308	329	(329)	308	(4,133)	329	(329)	(4,133)
Comprehensive income attributable to non controlling interest	138	—	—	138	138	—	—	138
Comprehensive income (loss) attributable to Universal Hospital Services, Inc.	$170	$329	$(329)	$170	$(4,271)	$329	$(329)	$(4,271)

Universal Hospital Services, Inc.

Consolidating Statements of Cash Flows

(in thousands)

(unaudited)

	For the six months ended June 30, 2012
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surigical Services	Adjustments	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$365	$(1,295)	$—	$(930)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	37,140	2,533	—	39,673
Amortization of intangibles, deferred financing costs and bond premium	7,764	1,548	—	9,312
Provision for doubtful accounts	323	69	—	392
Provision for inventory obsolescence	182	—	—	182
Non-cash stock-based compensation expense	2,150	—	—	2,150
Non-cash gain on trade-in of recalled equipment	(14,122)	—	—	(14,122)
Loss (gain) on sales and disposals of equipment	(700)	5	—	(695)
Deferred income taxes	(666)	(784)	—	(1,450)
Changes in operating assets and liabilities:
Accounts receivable	(7,276)	(2,096)	—	(9,372)
Due from (to) affiliates	(20,060)	20,060	—	—
Inventories	(1,145)	(533)	—	(1,678)
Other operating assets	(1,745)	(256)	—	(2,001)
Accounts payable	471	(1,079)	—	(608)
Other operating liabilities	(1,781)	(1,398)	—	(3,179)
Net cash provided by operating activities	900	16,774	—	17,674
Cash flows from investing activities:
Medical equipment purchases	(30,007)	(2,075)	—	(32,082)
Property and office equipment purchases	(3,450)	(187)	—	(3,637)
Proceeds from disposition of property and equipment	3,935	—	—	3,935
Acquisitions, net of cash acquired	(436)	(11,009)	—	(11,445)
Net cash used in investing activities	(29,958)	(13,271)	—	(43,229)
Cash flows from financing activities:
Proceeds under senior secured credit facility	72,000	—	—	72,000
Payments under senior secured credit facility	(39,000)	—	—	(39,000)
Payments of principal under capital lease obligations	(2,602)	(796)	—	(3,398)
Payoff of acquired debt	—	(3,163)	—	(3,163)
Distributions to non controlling interests	—	(373)	—	(373)
Proceeds from exercise of parent company stock options	150	—	—	150
Dividend and equity distribution payments	(763)	—	—	(763)
Change in book overdrafts	(727)	—	—	(727)
Net cash provided by (used in) financing activities	29,058	(4,332)	—	24,726
Net change in cash and cash equivalents	—	(829)	—	(829)

Cash and cash equivalents at the beginning of period	—	1,161	—	1,161
Cash and cash equivalents at the end of period	$—	$332	$—	$332

Universal Hospital Services, Inc.

Consolidating Statements of Cash Flows

(in thousands)

(unaudited)

	For the six months ended June 30, 2011
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surigical Services	Adjustments	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(7,746)	$329	$—	$(7,417)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	38,677	737	—	39,414
Amortization of intangibles, deferred financing costs and bond premium	7,999	677	—	8,676
Provision for doubtful accounts	405	(5)	—	400
Provision for inventory obsolescence	76	—	—	76
Non-cash stock-based compensation expense	2,196	—	—	2,196
Non-cash gain on trade-in of recalled equipment	(3,292)	—	—	(3,292)
Loss (gain) on sales and disposals of equipment	(807)	6	—	(801)
Deferred income taxes	(7,352)	243	—	(7,109)
Changes in operating assets and liabilities:
Accounts receivable	(1,702)	392	—	(1,310)
Due from (to) affiliates	1,150	(1,150)	—	—
Inventories	(85)	(40)	—	(125)
Other operating assets	(299)	47	—	(252)
Accounts payable	(1,738)	(373)	—	(2,111)
Other operating liabilities	2,446	299	—	2,745
Net cash provided by operating activities	29,928	1,162	—	31,090
Cash flows from investing activities:
Medical equipment purchases	(47,997)	(119)	—	(48,116)
Property and office equipment purchases	(3,227)	(8)	—	(3,235)
Proceeds from disposition of property and equipment	1,492	4	—	1,496
Acquisitions, net of cash acquired	(66,519)	—	1,480	(65,039)
Net cash used in investing activities	(116,251)	(123)	1,480	(114,894)
Cash flows from financing activities:
Proceeds under senior secured credit facility	132,250	—	—	132,250
Payments under senior secured credit facility	(185,150)	—	—	(185,150)
Payments of principal under capital lease obligations	(2,175)	(539)	—	(2,714)
Payment of deferred financing costs	(3,500)	—	—	(3,500)
Proceeds from issuance of bonds	178,938	—	—	178,938
Accrued interest received from bondholders	661	—	—	661
Cash paid to non controlling interests	—	(147)	—	(147)
Proceeds from exercise of parent company stock options	40	—	—	40
Change in book overdrafts	1,173	—	—	1,173
Net cash provided by (used in) financing activities	122,237	(686)	—	121,551
Net change in cash and cash equivalents	35,914	353	1,480	37,747

Cash and cash equivalents at the beginning of period	—	1,480	(1,480)	—
Cash and cash equivalents at the end of period	$35,914	$1,833	$—	$37,747

16.                               Subsequent Events

On July 9, 2012, we completed the acquisition of certain assets of a surgical laser equipment service provider for $3.6 million with an estimated earn out of approximately $1.2 million.  The acquisition was funded from the Senior Secured Credit Facility. The acquisition expands our national footprint in the laser and mobile surgical services market and is not expected to have a material impact on our results of operations or our financial position for the 2012 fiscal year.

On July 31, 2012, we entered into a Second Amended and Restated Credit Agreement with Bank of America, N.A., as agent for the lenders, and the lenders party thereto (the “Second Amended Credit Agreement”), which amended the senior secured credit facility originally dated as of May 31, 2007 and amended and restated as of May 6, 2010.  The amendment increased the aggregate amount the Company may obtain under revolving loans from $195.0 million to $235.0 million and extended the maturity date to the earliest of (i) July 30, 2017, (ii) 90 days prior to the maturity of the Second Lien Senior Secured Floating Rate Notes due 2015 or (iii) 90 days prior to the maturity of the 7.625% Second Lien Senior Secured Notes due 2020.  The Company’s obligations under the Second Amended Credit Agreement are secured by a first priority security interest in substantially all of the Company’s assets, excluding a pledge of its and Parent’s stock, any joint ventures and certain other exceptions.  The Company’s obligations under the Second Amended Credit Agreement are unconditionally guaranteed by the Company’s parent, UHS Holdco, Inc. and the Company’s restricted subsidiaries.

On August 7, 2012, we issued $425 million in aggregate principal amount of 7.625% Second Lien Senior Secured Notes (the “2012 Notes”) under an indenture. The 2012 Notes mature on August 15, 2020.  In connection with the issuance of the 2012 Notes, the Company entered into a registration rights agreement with the initial purchasers of the 2012 Notes.  The net proceeds from the 2012 Notes will be used primarily to fund the cash tender offer announced on July 24, 2012 to purchase $405 million of the Company’s 8.50%/9.25% PIK Toggle Notes due 2015 (the “PIK Toggle Notes”).  In conjunction with the tender offer, we solicited and received consent from the requisite number of holders that tendered the PIK Toggle Notes to eliminate the right of the remaining holders to benefit from substantially all restrictive covenants and certain event of default provisions of the PIK Toggle Notes.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the accompanying consolidated financial statements and notes.

BUSINESS OVERVIEW

Our Company

Universal Hospital Services, Inc. (“we”, “our”, “us”, the “Company”, or “UHS”) is a leading nationwide provider of medical equipment management and service solutions to the United States health care industry. Our customers include national, regional and local acute and long-term acute care hospitals, alternate site providers (such as long-term acute care hospitals, skilled nursing facilities, specialty hospitals, nursing homes, and home care providers) and medical equipment manufacturers.  We provide our customers solutions across the spectrum of the equipment life cycle as a result of our position as one of the industry’s largest purchasers and outsourcers of medical equipment. During the twelve months ended June 30, 2012, we owned or managed over 670,000 pieces of medical equipment consisting of 440,000 owned or managed pieces in our Medical Equipment Outsourcing segment and 230,000 pieces of customer owned equipment we managed in our Technical and Professional Services segment. Our diverse medical equipment outsourcing customer base includes more than 4,300 acute care hospitals and approximately 4,425 alternate site providers.  We also have relationships with more than 200 medical equipment manufacturers and many of the nation’s largest group purchasing organizations (“GPOs”) and many of the integrated delivery networks (“IDNs”).  All of our solutions leverage our nationwide network of 83 offices and our more than 70 years of experience managing and servicing all aspects of medical equipment. Our fees are paid directly by our customers rather than by direct reimbursement from third-party payors, such as private insurers, Medicare, or Medicaid.

We commenced operations in 1939, originally incorporated in Minnesota in 1954 and reincorporated in Delaware in 2001.  Historically, we have experienced significant and sustained growth. Our overall growth strategy is to continue to grow both organically, through strategic acquisitions, and potential international growth opportunities.

On April 1, 2011, we completed our acquisition of Emergent Group Inc. (“Emergent Group”) for a total purchase price of approximately $65.3 million as described in Note 3, Acquisitions.  The results of operations of this acquisition have been included in UHS’s consolidated results of operations since the date of acquisition and also included in the Medical Equipment Outsourcing segment. Effective December 31, 2011, Emergent Group was merged into its principal operating subsidiary, PRI Medical Technologies, Inc. (“PRI Medical”) with PRI Medical the surviving entity. Also, on December 31, 2011, PRI Medical’s name was changed to UHS Surgical Services, Inc. (“Surgical Services”).

On May 31, 2011, we acquired certain assets of an equipment rental division of a medical equipment manufacturer for approximately $6.5 million. The financial results of this acquisition have been included in our medical equipment outsourcing segment since the date of acquisition.

On October 3, 2011, we completed the acquisition, effective October 1, 2011, of all of the outstanding stock of a surgical laser equipment service provider for approximately $5.5 million in cash consideration. The $5.5 million purchase price included $0.5 million of debt which was paid off at closing. The financial results of this acquisition have been included in our medical equipment outsourcing segment since the date of acquisition.

On January 3, 2012, we completed the acquisition of all of the outstanding stock of a Florida-based surgical laser equipment service provider for total consideration of approximately $16.1 million, including a holdback of approximately $1.9 million, expected to be paid in January 2013, and approximately $3.2 million of debt, which was paid off at closing.  The acquisition was funded through our $195.0 million Senior Secured Credit Facility.

On March 31, 2012, we completed the acquisition of certain assets of the southern California equipment rental division of a medical equipment manufacturer. Total purchase price of the transaction was approximately $0.8 million, including approximately $0.4 million in contingent consideration to be paid over four years based on future revenues. Assets acquired consist of medical equipment and customer relationship intangibles.

On July 9, 2012, we completed the acquisition of certain assets of a surgical laser equipment service provider for $3.6 million with an estimated earn out of approximately $1.2 million.  The acquisition was funded from the Senior Secured Credit Facility. The acquisition expands our national footprint in the laser and mobile surgical services market and is not expected to have a material impact on our results of operations or our financial position for the 2012 fiscal year.

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

Medical Equipment Outsourcing Segment - Manage & Utilize

Our flagship business is our Medical Equipment Outsourcing segment, which accounted for $88.5 million, or approximately 73.7% of our revenues, for the quarter ended June 30, 2012 and $168.5 million, or approximately 74.4% of our revenues, for the six months ended June 30, 2012. As of June 30, 2012, we owned or managed over 440,000 pieces in our Medical Equipment Outsourcing segment, primarily in the categories of respiratory therapy, newborn care, critical care, patient monitors, patient handling (which includes fall management, bariatrics, beds, stretchers and wheelchairs), pressure area management (such as therapy surfaces), wound therapy, laser and mobile surgical services (such as CO2, Nd: YAG, Pulse Dye, KTP/YAG, Diode, Greenlight XPS and HPS and Cryosurgery technology).  Historically, we have generally purchased and owned directly the equipment used in our Medical Equipment Outsourcing programs, though we have at times entered into revenue share agreements with certain equipment manufacturers, where the manufacturers retain ownership of the equipment, but UHS takes possession and manages the rental of the equipment to customers. Such arrangements are less capital intensive for us.

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

For the six months ended June 30, 2012, we recognized recalled equipment net gains of approximately $15.4 million of which approximately $14.1 million were non-cash gains. Non-cash gains result from receiving a replacement pump for a recalled pump. The gains are a result of the fair market value of the replacement pump less the net book value of the recalled pump. At June 30, 2012, we owned approximately 1,460 of the applicable pumps. We are continuing the process of evaluating the course of action that best meets the infusion technology needs of our customers and our business. As such, we expect to continue to recognize gains and also expect to increase purchases of infusion pumps to replace recalled units as they are accepted by the equipment manufacturer. During the third quarter of 2012, we expect to recognize recalled equipment net gains between $2.0 and $4.0 million.

Technical and Professional Services Segment - Plan & Acquire; Maintain & Repair

Our Technical and Professional Services segment accounted for $22.4 million, or approximately 18.6% of our revenues for the quarter ended June 30, 2012 and $42.5 million, or approximately 18.7% of our revenues for the six months ended June 30, 2012. We leverage our over 70 years of experience and our extensive equipment database in repairing and maintaining medical equipment.  We offer a broad range of inspection, preventative maintenance, repair, logistic and consulting services through our team of over 325 technicians and professionals located throughout the United States in our nationwide network of offices and managed over 230,000 units of customer owned equipment during the twelve months ended June 30, 2012. In addition, during the twelve months ended June 30, 2012, we serviced over 440,000 units that we own or directly manage. Our Technical and Professional Service offerings provide a complementary alternative for customers that wish to own their medical equipment, but lack the infrastructure, expertise or scale to perform routine maintenance, repair, record-keeping and lifecycle analysis and planning functions.

Medical Equipment Sales and Remarketing Segment - Redeploy & Remarket

Our Medical Equipment Sales and Remarketing segment accounted for $9.3 million, or approximately 7.7%, of our revenues for the quarter ended June 30, 2012 and $15.6 million, or approximately 6.9% of our revenues for the six months ended June 30, 2012. This segment includes three distinct business activities:

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

RESULTS OF OPERATIONS

The following discussion addresses:

•                  our financial condition as of June 30, 2012 and

•                  the results of operations for the three-month and six-month periods ended June 30, 2012 and 2011.

This discussion should be read in conjunction with the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in our 2011 Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

The following table provides information on the percentages of certain items of selected financial data compared to total revenues for the three-month and six-month periods ended June 30, 2012 and 2011.  The table below also indicates the percentage increase or decrease over the prior comparable period.

	Three Months Ended June 30,				Six Months Ended June 30,
			Percent				Percent
	Percent of Total Revenues		Increase		Percent of Total Revenues		Increase
	2012	2011	(Decrease)		2012	2011	(Decrease)
Revenue
Medical equipment outsourcing	73.7%	81.1%	19.8%		74.4%	80.6%	20.3%
Technical and professional services	18.6	12.5	96.7		18.7	12.8	91.1
Medical equipment sales and remarketing	7.7	6.4	57.7		6.9	6.6	36.1
Total revenues	100.0%	100.0%	31.8		100.0%	100.0%	30.4

Cost of Sales
Cost of medical equipment outsourcing	27.1	31.3	14.5		28.5	30.4	22.1
Cost of technical and professional services	14.1	9.0	105.2		14.4	9.3	102.7
Cost of medical equipment sales and remarketing	6.1	5.1	59.7		5.3	5.1	35.9
Medical equipment depreciation	14.4	19.2	(1.1)		15.1	20.0	(1.3)
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	61.7	64.6	26.1		63.3	64.8	27.5
Gross margin	38.3	35.4	42.3		36.7	35.2	35.7

Selling, general and administrative	23.9	29.8	5.9		24.9	28.5	13.9
Acquisition and intergration expenses	0.2	1.3	(84.5)		0.1	1.1	(85.3)
Operating income	14.2	4.3	331.2		11.6	5.6	171.4

Interest expense	12.1	14.0	13.8		13.2	14.1	22.7
Income (loss) before income taxes and non controlling interest	2.1	(9.7)		*	(1.6)	(8.5)	*

Provision (benefit) for income taxes	0.2	(8.3)		*	(1.2)	(4.2)	(63.4)
Consolidated net income (loss)	1.9%	(1.4)		*	(0.4)%	(4.3)%	*

*Not meaningful

Results of Operations for the three months ended June 30, 2012 compared to the three months ended June 30, 2011

Medical Equipment Outsourcing Segment — Manage & Utilize

(in thousands)

	Three Months Ended
	June 30,
	2012	2011	Change	% Change
Total revenue	$88,460	$73,847	$14,613	19.8%
Cost of revenue	32,591	28,466	4,125	14.5
Medical equipment depreciation	17,321	17,505	(184)	(1.1)
Gross margin	$38,548	$27,876	$10,672	38.3

Gross margin %	43.6%	37.7%

Gross margin	$38,548	$27,876	$10,672	38.3
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of medical equipment	112	1,870	(1,758)	(94.0)
Gross margin, before purchase accounting adjustments	$38,660	$29,746	$8,914	30.0

Gross margin %, before purchase accounting adjustments	43.7%	40.3%

Total revenue in the Medical Equipment Outsourcing segment increased $14.6 million, or 19.8%, to $88.5 million in the second quarter of 2012 as compared to the same period of 2011.  The increase was primarily due to increase in revenue related to recalled equipment of $10.8 million, an increase in revenues related to our laser surgical services business from additional acquisitions, the net addition of 7 Asset360TM Equipment Management Programs (“Asset360 Programs”) and increased revenues driven by incremental business from new and existing technology, both owned and managed, partially offset by sluggish patient census and what we believe has been a sustained customer effort to control outsourcing expenses. Many of our Asset360 Program customers utilize more than one of our equipment management program offerings in areas such as infusion, patient handling, and negative pressure wound therapy. As of June 30, 2012, we had 113 such active programs within 80 hospitals, up from 107 of such programs as of December 31, 2011.

Total cost of revenue in the segment increased $4.1 million, or 14.5%, to $32.6 million in the second quarter of 2012 as compared to the same period of 2011.  This increase is attributable to higher employee-related expenses to support growth initiatives in patient handling and wound therapy.

Medical equipment depreciation decreased $0.2 million, or 1.1%, to $17.3 million in the second quarter of 2012 as compared to the same period of 2011. The decrease in medical equipment depreciation was due primarily to the decrease in purchase accounting adjustments related to the step-up in carrying value of our medical equipment related to our 2007 recapitalization. Depreciation of those purchase accounting adjustments was completed in May of 2011. The remaining purchase accounting adjustments relate to step up in value of medical equipment from our April 1, 2011 acquisition of Emergent Group.  Medical equipment depreciation for the quarters ended June 30, 2012 and 2011 included $0.1 million and $1.9 million, respectively, of purchase accounting adjustments related to the step-up in carrying value of our medical equipment.

Gross margin percentage for the Medical Equipment Outsourcing segment increased from 37.7% in the second quarter of 2011 to 43.6% in the second quarter of 2012. This increase was primarily attributable to higher margin on gains from recalled equipment. Gross margin percentage, before purchase accounting adjustments, increased from 40.3% in the second quarter of 2011 to 43.7% in the second quarter of 2012. The increase in gross margin after purchase accounting adjustments is attributable to higher margin on gains from recalled equipment.

Technical and Professional Services Segment — Plan & Acquire; Maintain & Repair

(in thousands)

	Three Months Ended
	June 30,
	2012	2011	Change	% Change
Total revenue	$22,350	$11,361	$10,989	96.7%
Cost of revenue	16,885	8,227	8,658	105.2
Gross margin	$5,465	$3,134	$2,331	74.4

Gross margin %	24.5%	27.6%

Gross margin	$5,465	$3,134	$2,331	74.4
Purchase accounting adjustments, primarily non-cash charges related to favorable lease commitments	1	3	(2)	(66.7)
Gross margin, before purchase accounting adjustments	$5,466	$3,137	$2,329	74.2

Gross margin %, before purchase accounting adjustments	24.5%	27.6%

Total revenue in the Technical and Professional Services segment increased $11.0 million, or 96.7%, to $22.4 million in the second quarter of 2012 as compared to the same period of 2011. The increase was due to increased activity of $10.9 million in our provider services unit. The increase is attributable to a large BioMed360TM Equipment Management Programs (“BioMed360 Program”), which began in September 2011.

Total cost of revenue in the segment increased $8.7 million, or 105.2%, to $16.9 million in the second quarter of 2012 as compared to the same period of 2011. The increase is attributable to expenses related to supporting the increased activity in our provider service unit of $8.5 million.

Gross margin percentage for the Technical and Professional Services segment decreased from 27.6% for the second quarter of 2011 to 24.5% for the same period of 2012. Gross margin percentage will fluctuate based on the variability of third-party vendor expenses in our BioMed360 Program and supplemental service programs. Additionally, gross margin includes revenues and expenses related to a large BioMed360 Program, which began in September 2011, whose gross margin percentage is expected to be lower than our historical service gross margins percentages.

Medical Equipment Sales and Remarketing Segment — Redeploy & Remarket

(in thousands)

	Three Months Ended
	June 30,
	2012	2011	Change	% Change
Total revenue	$9,264	$5,876	$3,388	57.7%
Cost of revenue	7,345	4,600	2,745	59.7
Gross margin	$1,919	$1,276	$643	50.4

Gross margin %	20.7%	21.7%

Gross margin	$1,919	$1,276	$643	50.4
Purchase accounting adjustments, primarily non-cash charges related to the step-up in carrying value of our medical equipment	1	8	(7)	(87.5)
Gross margin, before purchase accounting adjustments	$1,920	$1,284	$636	49.5

Gross margin %, before purchase accounting adjustments	20.7%	21.9%

Total revenue in the Medical Equipment Sales and Remarketing segment increased $3.4 million, or 57.7%, to $9.3 million in the second quarter of 2012 as compared to the same period of 2011. The increase was driven by an increase in sales of disposables, and new and used equipment of $1.2 and $2.2 million, respectively.

Total cost of revenue in the segment increased $2.7 million, or 59.7%, to $7.3 million in the second quarter of 2012 as compared to the same period of 2011. The increase was the result of increases in the cost of disposable and used sales of $0.7 and $2.0 million, respectively.

Gross margin percentage for the Medical Equipment Sales and Remarketing segment decreased from 21.7% in the second quarter of 2011 to 20.7% for the same period of 2012. We expect margins and activity in this segment to fluctuate based on the transactional nature of the business.

Selling, General and Administrative

Selling, General and Administrative and Interest Expense

(in thousands)

	Three Months Ended
	June 30,
	2012	2011	Change	% Change
Selling, general and administrative	$28,709	$27,111	$1,598	5.9%
Acquisition and integration expenses	190	1,225	(1,035)	(84.5)
Interest expense	14,504	12,745	1,759	13.8

Selling, general and administrative expense increased $1.6 million, or 5.9%, to $28.7 million for the second quarter of 2012 as compared to the same period of 2011.  The increase was primarily due to increases in employee-related and other expenses of $1.0 and $0.6 million, respectively. Acquisition and integration expenses were $0.2 million for the three months ended June 30, 2012. These charges were related primarily to our acquisition of a Florida based surgical laser equipment service provider on January 3, 2012. Selling, general and administrative expense as a percentage of total revenue was 23.9% and 29.8% for each of the quarters ended June 30, 2012 and 2011, respectively.

Interest Expense

Interest expense increased $1.8 million to $14.5 million for the second quarter of 2012 as compared to the same period of 2011. This increase is primarily due to the interest expense related to the issuance of $175.0 million aggregate principal amount of our 8.50% / 9.25% Second Lien Senior Secured PIK Toggle Notes due 2015 (“PIK Toggle Notes”) in June of 2011.  See Note 8 Long-Term Debt.

Income Taxes

Income taxes were an expense of $0.2 million and a benefit of $7.5 million for the three months ended June 30, 2012 and 2011, respectively. Our January 3, 2012 acquisition resulted in the recording of deferred tax liabilities on the opening balance sheet due to higher book than tax basis for fixed assets and amortizable intangible assets. This discrete event had the one-time effect of reducing our valuation allowance by approximately $3.4 million on that date, though this amount was offset by approximately $1.4 million of additional valuation allowance resulting from year-to-date losses. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

Consolidated Net Income

Consolidated net income increased $3.6 million to $2.3 million in the second quarter of 2012 as compared to the same period of 2011.  Net income was impacted primarily by gains on recalled equipment.

Results of Operations for the six months ended June 30, 2012 compared to the six months ended June 30, 2011

Medical Equipment Outsourcing Segment — Manage & Utilize

(in thousands)

	Six Months Ended
	June 30,
	2012	2011	Change	% Change
Total revenue	$168,497	$140,086	$28,411	20.3%
Cost of revenue	64,569	52,900	11,669	22.1
Medical equipment depreciation	34,225	34,673	(448)	(1.3)
Gross margin	$69,703	$52,513	$17,190	32.7

Gross margin %	41.4%	37.5%

Gross margin	$69,703	$52,513	$17,190	32.7
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of medical equipment	196	4,594	(4,398)	(95.7)
Gross margin, before purchase accounting adjustments	$69,899	$57,107	$12,792	22.4

Gross margin %, before purchase accounting adjustments	41.5%	40.8%

Total revenue in the Medical Equipment Outsourcing segment increased $28.4 million, or 20.3%, to $168.5 million in the first six months of 2012 as compared to the same period of 2011.  The increase was primarily due to revenues of $8.2 million related to our laser surgical business, which we acquired on April 1, 2011 through our acquisition of Emergent Group, the net addition of 13 Asset360 Programs, increase in revenue related to recalled equipment of $12.1 million, and increased revenues driven by incremental business from new and existing technology, both owned and managed, partially offset by sluggish patient census and what we believe has been a sustained customer effort to control outsourcing expenses. As of June 30, 2012, we had 113 such active programs within 80 hospitals, up from 107 of such programs as of December 31, 2011.

Total cost of revenue in the segment increased $11.7 million, or 22.1%, to $64.6 million in the first six months of 2012 as compared to the same period of 2011. In addition to costs of $2.9 million related to our new laser surgical business, the increase is attributable to higher employee-related expenses, including costs related to our continued build of clinical resources to support growth initiatives in patient handling and wound therapy.

Medical equipment depreciation decreased $0.4 million, or 1.3%, to $34.2 million in the first six months of 2012 as compared to the same period of 2011. The decrease in medical equipment depreciation was primarily due to the decrease in purchase accounting adjustments related to the step-up in the carrying value of our medical equipment. Medical equipment depreciation for the six months ended June 30, 2012 and 2011 included $0.2 million and $4.6 million, respectively, of purchase accounting adjustments related to the step-up in carrying value of our medical equipment.

Gross margin percentage for the Medical Equipment Outsourcing segment increased from 37.5% in the first six months of 2011 to 41.4% in the first six months of 2012. Gross margin percentage, before purchase accounting adjustments, increased from 40.8% in the first six months of 2011 to 41.5% in the first six months of 2012. These increases resulted primarily from an increase in recalled equipment gains and the decrease in depreciation related to purchase accounting adjustments.

Technical and Professional Services Segment — Plan & Acquire; Maintain & Repair

(in thousands)

	Six Months Ended
	June 30,
	2012	2011	Change	% Change
Total revenue	$42,479	$22,231	$20,248	91.1%
Cost of revenue	32,654	16,110	16,544	102.7
Gross margin	$9,825	$6,121	$3,704	60.5

Gross margin %	23.1%	27.5%

Gross margin	$9,825	$6,121	$3,704	60.5
Purchase accounting adjustments, primarily non-cash charges related to favorable lease commitments	4	4	—	—
Gross margin, before purchase accounting adjustments	$9,829	$6,125	$3,704	60.5

Gross margin %, before purchase accounting adjustments	23.1%	27.6%

Total revenue in the Technical and Professional Services segment increased $20.2 million, or 91.1%, to $42.5 million in the first six months of 2012 as compared to the same period of 2011. The increase was driven by increased activity of $20.3 million in our provider services unit.  The increase is attributable to a large BioMed360 Program, which began in September 2011.

Total cost of revenue in the segment increased $16.5 million, or 102.7%, to $32.7 million in the first six months of 2012 as compared to the same period of 2011.  The increase is attributable to expenses related to supporting the increased activity in our provider service unit.

Gross margin percentage for the Technical and Professional Services segment decreased from 27.5% for the first six months of 2011 to 23.1% for the same period of 2012. Gross margin percentage will fluctuate based on the variability of third-party vendor expenses in our BioMed360 Program and supplemental service programs. Additionally, gross margin includes revenues and expenses related to a large BioMed360 Program, which began in September 2011, whose gross margin percentage is expected to be lower than our historical service gross margins.

Medical Equipment Sales and Remarketing Segment — Redeploy & Remarket

(in thousands)

	Six Months Ended
	June 30,
	2012	2011	Change	% Change
Total revenue	$15,631	$11,482	$4,149	36.1%
Cost of revenue	12,099	8,900	3,199	35.9
Gross margin	$3,532	$2,582	$950	36.8

Gross margin %	22.6%	22.5%

Gross margin	$3,532	$2,582	$950	36.8
Purchase accounting adjustments, primarily non-cash charges related to the step-up in carrying value of our medical equipment	2	30	(28)	(93.3)
Gross margin, before purchase accounting adjustments	$3,534	$2,612	$922	35.3

Gross margin %, before purchase accounting adjustments	22.6%	22.7%

Total revenue in the Medical Equipment Sales and Remarketing segment increased $4.1 million, or 36.1%, to $15.6 million in the first six months of 2012 as compared to the same period of 2011.  The increase was primarily driven by disposable and used equipment sales of $2.0 and $2.9 million, respectively, partially offset by decreases in new equipment sales.

Total cost of revenue in the segment increased $3.2 million, or 35.9%, to $12.1 million in the first six months of 2012 as compared to the same period of 2011. The cost of revenue was impacted by an increase in the cost of disposable and used equipment sales of $1.4 and $2.0 million, respectively, offset by decreases in the cost of new equipment sales.

Gross margin percentage for the Medical Equipment Sales and Remarketing segment increased from 22.5% in the first six months of 2011 to 22.6% for the same period of 2012. Gross margin percentage, before purchase accounting adjustments, decreased from 22.7% in the first six months of 2011 to 22.6% for the same period of 2012.  We expect margins and activity in this segment to fluctuate based on the transactional nature of the business.

Selling, General and Administrative

Selling, General and Administrative and Interest Expense

(in thousands)

	Six Months Ended
	June 30,
	2012	2011	Change	% Change
Selling, general and administrative	$56,367	$49,491	$6,876	13.9%
Acquisition and integration expenses	294	1,999	(1,705)	(85.3)
Interest expense	30,003	24,450	5,553	22.7

Selling, general and administrative expense increased $6.9 million, or 13.9%, to $56.4 million for the first six months of 2012 as compared to the same period of 2011.  This increase was due to employee related expense and incremental costs to support the laser surgical business that was acquired on April 1, 2011.  Acquisition and integration expenses were $0.3 and $2.0 million for the six months ended June 30, 2012 and 2011, respectively.  The current period charges were related primarily to our acquisition of a Florida based surgical laser equipment service provider on January 3, 2012, while the prior year expenses related primarily to the acquisition of Emergent Group on April 1, 2011. Selling, general and administrative expense as a percentage of total revenue was 24.9% and 28.5% for each of the six month periods ended June 30, 2012 and 2011, respectively.

Interest Expense

Interest expense increased $5.6 million to $30.0 million for the first six months of 2012 as compared to the same period of 2011. This increase is primarily due to the interest expense related to the issuance of $175.0 million aggregate principal amount of our 8.50% / 9.25% Second Lien Senior Secured PIK Toggle Notes due 2015 (“PIK Toggle Notes”) in the second quarter of 2011.  See Note 8 Long-Term Debt.

Income Taxes

Income taxes were a benefit of $2.7 million and $7.3 million for the six months ended June 30, 2012 and 2011, respectively. Our January 3, 2012 acquisition resulted in the recording of deferred tax liabilities on the opening balance sheet due to higher book than tax basis for fixed assets and amortizable intangible assets. This discrete event had the one-time effect of reducing our valuation allowance by approximately $3.4 million on that date, though this amount was offset by approximately $1.4 million of additional valuation allowance resulting from year-to-date losses. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

Consolidated Net Loss

Consolidated net loss decreased $6.5 million to $0.9 million in the first six months of 2012 as compared to the same period of 2011.  Net loss was impacted primarily by gains on recall equipment.

EBITDA

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was $73.6 and $56.4 million for the six months ended June 30, 2012 and 2011, respectively.  EBITDA for the six months ended June 30, 2012, was impacted by the inclusion of our acquired surgical laser business on April 1,

2011, and increase in recalled equipment gains partially offset by increased employee-related expenses, including costs related to our continued build of clinical resources to support growth initiatives in patient handling and wound therapy.

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

	Six Months Ended
	June 30,
(in thousands)	2012	2011
Net cash provided by operating activities	$17,674	$31,090
Changes in operating assets and liabilities	16,838	1,053
Other non-cash expenses	11,799	7,157
Benefit for income taxes	(2,674)	(7,307)
Interest expense	30,003	24,450
EBITDA	$73,640	$56,443

	Six Months Ended
	June 30,
(in thousands)	2012	2011
EBITDA	$73,640	$56,443

Other Financial Data:
Net cash provided by operating activities	$17,674	$31,090
Net cash (used in) investing activities	(43,229)	(114,894)
Net cash provided by financing activities	24,726	121,551

Other Operating Data (as of end of period):
Medical equipment (approximate number of owned outsourcing units)	265,000	244,000
District offices	83	84
Number of outsourcing hospital customers	4,300	4,300
Number of total outsourcing customers	8,725	8,650

SEASONALITY

Quarterly operating results are typically affected by seasonal factors.  Historically, our first and fourth quarters are the strongest, reflecting increased customer utilization during the fall and winter months.

LIQUIDITY AND CAPITAL RESOURCES

PIK Toggle Notes. Our 8.50% / 9.25% Second Lien Senior Secured PIK Toggle Notes due 2015 (the “PIK Toggle Notes”) consist of $230.0 million aggregate principal amount of PIK Toggle Notes issued on May 31, 2007, and $175.0 million aggregate principal amount of PIK Toggle Notes issued on June 17, 2011 for a total aggregate outstanding principal amount of $405.0 million.  All of the PIK Toggle Notes were issued under a Second Lien Senior Indenture dated as of May 31, 2007 (the “Second Lien Senior Indenture”).

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

We require substantial cash to operate our Medical Equipment Outsourcing programs and service our debt.  Our outsourcing programs require us to invest a significant amount of cash in medical equipment purchases.  To the extent that such expenditures cannot be funded from cash and cash equivalents, our operating cash flow, borrowing under our Senior Secured Credit Facility or other financing sources, we may not be able to conduct our business or grow as currently planned. We anticipate additional capital investment of approximately $36.2 million during the remaining six months of 2012.

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

Net cash provided by operating activities was $17.7 and $31.1 million for the six months ended June 30, 2012 and 2011, respectively. Net cash provided by operating activities during the six months ended June 30, 2012 was impacted by the increase in working capital compared to the same period of 2011.

Net cash used in investing activities was $43.2 and $114.9 million for the six months ended June 30, 2012 and 2011, respectively.  The change in net cash used in investing activities was primarily the result of our April 1, 2011 acquisition of Emergent Group, a laser surgical solutions provider.

Net cash provided by financing activities was $24.7 and $121.6 million for the six months ended June 30, 2012 and 2011, respectively.  During the six months ended June 30, 2012, the change in net cash used in financing activities was primarily impacted by the issuance of bonds in June of 2011.

Our cash balances were $0.3 million as of June 30, 2012 compared to $37.7 million as of June 30, 2011.  The change in cash balances was impacted by the issuance of bonds in June of 2011.

Based on the level of operating performance expected in 2012, we believe our cash and cash equivalents, cash from operations, and additional borrowings under our Senior Secured Credit Facility, will meet our liquidity needs for the foreseeable future, exclusive of any borrowings that we may make to finance potential acquisitions.  However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could be adversely affected.  As of June 30, 2012, we had $142.5 million of availability under the Senior Secured Credit Facility after giving effect to $5.0 million used for letters of credit, based on a borrowing base of $195.0 million.

Our levels of borrowing are further restricted by the financial covenants set forth in our Senior Secured Credit Facility agreement and the Second Lien Senior Indenture governing our PIK Toggle Notes and Floating Rate Notes, as described in Note 8, Long-Term Debt.  As of June 30, 2012, the Company was in compliance with all covenants under the Senior Secured Credit Facility and the second lien senior indenture.

On July 31, 2012, we entered into a Second Amended and Restated Credit Agreement with Bank of America, N.A., as agent for the lenders, and the lenders party thereto (the “Second Amended Credit Agreement”), which amended the senior secured credit facility originally dated as of May 31, 2007 and amended and restated as of May 6, 2010.  The amendment increased the aggregate amount the Company may obtain under revolving loans from $195.0 million to $235.0 million and extended the maturity date to the earliest of (i) July 30, 2017, (ii) 90 days prior to the maturity of the Second Lien Senior Secured Floating Rate Notes due 2015 or (iii) 90 days prior to the maturity of the 7.625% Second Lien Senior Secured Notes due 2020.  The Company’s obligations under the Second Amended Credit Agreement are secured by a first priority security interest in substantially all of the Company’s assets, excluding a pledge of its and Parent’s stock, any joint ventures and certain other exceptions.  The Company’s obligations under the Second Amended Credit Agreement are unconditionally guaranteed by the Company’s parent, UHS Holdco, Inc. and the Company’s restricted subsidiaries.

On August 7, 2012, we issued $425 million in aggregate principal amount of 7.625% Second Lien Senior Secured Notes (the “2012 Notes”) under an indenture. The 2012 Notes mature on August 15, 2020.  In connection with the issuance of the 2012 Notes, the Company entered into a registration rights agreement with the initial purchasers of the 2012 Notes.  The net proceeds from the 2012 Notes will be used primarily to fund the cash tender offer announced on July 24, 2012 to purchase $405 million of the Company’s 8.50%/9.25% PIK Toggle Notes due 2015 (the “PIK Toggle Notes”).  In conjunction with the tender offer, we solicited and received consent from the requisite number of holders that tendered the PIK Toggle Notes to eliminate the right of the remaining holders to benefit from substantially all restrictive covenants and certain event of default provisions of the PIK Toggle Notes.

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

•                  risks associated with ability to fund our significant cash needs;

•                  risks associated with our pension plan;

•                  revenue generation related to decreases in patient census or services;

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

•                  risks associated with regulation related to our limited liability companies;

•                  the effect of expenditures related to equipment recalls or obsolescence;

•                  liabilities for legal claims associated with medical equipment that we outsource and service;

•                  risks related to increased costs that cannot be passed on to our customers;

•                  risks associated with the failure of our management information systems;

•                  inherent limitations in our internal control systems over financial reporting;

•                  conflicts of interest between our principal equity holder and our other security holders; and

•                  the risk factors as set forth in Item 1A of our 2011 Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk arising from adverse changes in interest rates, fuel costs, and pension valuation.  We do not enter into derivatives or other financial instruments for speculative purposes.

Interest Rates

We use both fixed and variable rate debt as sources of financing.  At June 30, 2012, we had approximately $703.4 million of total debt outstanding of which $277.5 million was bearing interest at variable rates. Based on variable debt levels at June 30, 2012, a 1.0 percentage point change in interest rates on variable rate debt would have resulted in annual interest expense fluctuating by approximately $2.8 million.

Fuel Costs

We are also exposed to market risks related to changes in the price of gasoline used to fuel our fleet of delivery and sales vehicles.  A hypothetical 10% increase in the second quarter of 2012 average price of unleaded gasoline, assuming gasoline usage levels for the quarter ended June 30, 2012, would lead to an annual increase in fuel costs of approximately $0.5 million.

Pension

Our pension plan assets, which were approximately $14.0 million at December 31, 2011, are subject to volatility that can be caused by fluctuations in general economic conditions. Continued market volatility and disruption could cause further declines in asset values, and if this occurs, we may need to make additional pension plan contributions and our pension expense in future years may increase. A hypothetical 10% decrease in the fair value of plan assets at December 31, 2011 would lead to a decrease in the funded status of the plan of approximately $1.4 million.

Other Market Risk

As of June 30, 2012, we have no other material exposure to market risk.

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

In making its assessment of changes in internal control over financial reporting as of June 30, 2012, management has excluded those companies acquired in purchase business combinations during the twelve months ended June 30, 2012. The Company is currently assessing the control environments of these acquisitions.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company, from time to time, may become involved in litigation arising out of operations in the normal course of business.  Asserted claims are subject to many uncertainties and the outcome of individual matters is not predictable.

On October 19, 2009, Freedom Medical, Inc. filed a lawsuit against the Company and others in U.S. District Court for the Eastern District of Texas. The federal complaint alleges violation of state and federal antitrust laws, tortious interference with business relationships, business disparagement and common law conspiracy in connection with the biomedical equipment rental market. Freedom Medical, Inc. is seeking unspecified damages and injunctive relief. Under the current scheduling order, fact discovery closes September 30, 2012 and expert discovery closes January 8, 2013. Summary judgment briefing will take place beginning January 18, 2013 and ending February 11, 2013. The final pretrial conference is set for April 4, 2013. On January 30, 2012, the Company filed an amended answer, affirmative defenses, and counterclaim against Freedom Medical, Inc. The counterclaim alleges that Freedom Medical, Inc. engaged in improper business tactics, including baseless threats of litigation, illegal activity, and disparaging statements about the Company’s business, aimed at tortiously interfering with the Company’s business. The Company is seeking injunctive relief and an award of monetary damages in an amount equal to the losses caused by Freedom Medical Inc.’s tortious interference with the Company’s business relations. On March 8, 2012, the Company filed a motion to dismiss all of Freedom Medical, Inc.’s claims for failure to join indispensable parties, namely independent distributors of Freedom Medical, Inc. The motion is pending.  While we believe these claims are without merit, and will vigorously defend against them, we are unable at this time to determine the ultimate outcome of this matter or determine the effect it may have on our business, financial condition or results of operations. We have been seeking coverage for the Freedom Medical, Inc. lawsuit from a number of our insurance carriers.  On December 30, 2011, two of the insurance carriers, Lexington Insurance Company and National Union Fire Insurance Company of Pittsburgh, Pa., served us with a Minnesota state court complaint seeking a declaration that they have no obligation to cover certain claims of Freedom Medical, Inc.’s lawsuit.  This complaint was stayed by the Minnesota state court on March 14, 2012. On January 11, 2012, we filed our own suit, venued in Texas state court, against all of the carriers currently implicated by Freedom Medical, Inc.’s allegations.  This action seeks, among other things, a declaration of coverage as to Freedom Medical, Inc.’s suit.  We are unable at this time to determine the ultimate outcome of this matter or determine the effect it may have on our business, financial condition or results of operations.

In addition to the foregoing, the Company, from time to time, may become involved in litigation arising out of operations in the normal course of business, including the matters discussed in Item 3 of Part I of the 2011 Annual Report on Form 10-K. As of June 30, 2012, we were not a party to any other pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

On August 7, 2012, we issued $425 million in aggregate principal amount of 7.625% Second Lien Senior Secured Notes (the “2012 Notes”), which mature on August 15, 2020. The net proceeds from the 2012 Notes were used primarily to fund the cash tender offer (the “tender offer”) announced on July 24, 2012 to purchase $405 million of our PIK Toggle Notes. The 2012 Notes were issued pursuant to an indenture, dated as of August 7, 2012 (the “Indenture”), among us, UHS Surgical Services, Inc. (the “Guarantor”) and Wells Fargo Bank, National Association, as trustee (the “Trustee”). The Indenture provides that the 2012 Notes are our second lien senior secured obligations and are fully and unconditionally guaranteed on a second lien senior secured basis by our existing and certain of our future wholly-owned domestic subsidiaries.

Interest will be payable, entirely in cash, semiannually, in arrears, on February 15 and August 15 of each year, beginning on February 15, 2013. We may redeem some or all of the 2012 Notes at the redemption prices set forth in the Indenture. If we sell certain assets or undergo certain kinds of changes of control, we must offer to repurchase the 2012 Notes.

The Indenture contains covenants that limit our (and our restricted subsidiary’s) ability to, among other things: (i) incur additional debt; (ii) pay dividends or make other distributions; (iii) redeem stock; (iv) issue stock of subsidiaries; (v) make certain investments; (vi) create liens; (vii) enter into transactions with affiliates; and (viii) merge, consolidate or transfer all or substantially all of our assets. These covenants are subject to important exceptions. The Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding 2012 Notes to be due and payable immediately. The Indenture is attached hereto as Exhibit 4.1 and incorporated herein by reference.

The 2012 Notes were sold pursuant to Rule l44A promulgated under, and Regulation S of, the Securities Act of 1933, as amended, and have not been registered in the United States under the Securities Act or in any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

In connection with the issuance of the 2012 Notes, we entered into an amended and restated second lien copyright security Agreement, dated as of August 7, 2012 (the “Copyright Security Agreement”), among us, the Guarantor and Wells Fargo Bank, National Association, as collateral agent (the “Collateral Agent”), an amended and restated second lien patent security agreement, dated as of August 7, 2012 (the “Patent Security Agreement”), among us, the Guarantor and the Collateral Agent, an amended and restated second lien trademark security agreement, dated as of August 7, 2012 (the “Trademark Security Agreement), among us, the Guarantor and the Collateral Agent, an amended and restated second lien security agreement, dated as of August 7, 2012 (the “Security Agreement”), among us, the Guarantor and the Collateral Agent and the first amendment to the intercreditor agreement, dated as of the August 7, 2012 (the “Intercreditor Amendment,” and together with the Copyright Security Agreement, Patent Security Agreement, Trademark Security Agreement and Security Agreement, collectively the “Security Documents”). The Security Documents provide for the grant of a second lien security interest in favor of the Collateral Trustee, subject to certain exceptions, in substantially all of our and the Guarantor’s property and assets, copyrights, trademarks and patents owned, now or hereafter, to the extent such assets secure our amended senior secured credit facility on a first priority basis. The Security Documents are attached hereto as Exhibits 10.1 - 10.3 and are incorporated herein by reference.

Also in connection with the issuance of the 2012 Notes, we entered into a registration rights agreement, dated as of August 7, 2012, (the “Registration Rights Agreement”) among us, the Guarantor and Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, LLC, PNC Capital Markets LLC and Wells Fargo Securities, LLC, as the initial purchasers of the Notes.

Subject to the terms of the Registration Rights Agreement, among other things, we will file a registration statement pursuant to the Securities Act, relating to notes (the “Exchange Notes”) having identical terms in all material respects as the 2012 Notes, except that the Exchange Notes will be registered under the Securities Act. The Registration Rights Agreement requires us to use commercially reasonable efforts to (i) exchange the privately placed 2012 Notes for publicly registered exchange notes with substantially identical terms and (ii) use commercially reasonable efforts to cause the registration statement to become effective within 210 days (270 days if reviewed by the SEC) of the issue date of the 2012 Notes. If we fail to meet these requirements, holders of the 2012 Notes will be entitled to the payment of additional interest. In certain limited circumstances, we will be required to file a shelf registration statement to cover resales of the 2012 Notes by holders thereof. The Registration Rights Agreement is attached hereto as Exhibit 4.2 and incorporated herein by reference.

In conjunction with the tender offer, we solicited and received consent from the requisite number of holders of the PIK Toggle Notes to eliminate the right of the remaining holders of the PIK Toggle Notes to benefit from substantially all restrictive covenants and certain event on default provisions of the PIK Toggle Notes. We entered into a third supplemental indenture, dated August 7, 2012, (the “Third Supplemental Indenture”), among us, the Guarantor and Wells Fargo Bank, National Association, as trustee under the Second Lien Senior Indenture, pursuant to which such amendments were effected. A copy of the Third Supplemental Indenture is attached hereto as Exhibit 4.3 and incorporated herein by reference.

Item 6. Exhibits

Number	Description
4.1*	Indenture, dated as of August 7, 2012, among the Company, UHS Surgical Services, Inc. and Wells Fargo Bank, National Association, as trustee.

4.2*

Registration Rights Agreement, dated as of August 7, 2012, among the Company, UHS Surgical Services, Inc. and Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, LLC, PNC Capital Markets LLC and Wells Fargo Securities, LLC, as the initial purchasers of the Notes.

4.3*	Third Supplemental Indenture, dated as of August 7, 2012, among the Company, UHS Surgical Services, Inc. and Wells Fargo Bank, National Association, as trustee.

10.1*

Amended and Restated Second Lien Trademark Security Agreement, dated as of August 7, 2012, among the Company, UHS Surgical Services, Inc. and Wells Fargo Bank, National Association, as collateral agent.

10.2*	Amended and Restated Second Lien Security Agreement, dated as of August 7, 2012, among the Company, UHS Surgical Services, Inc. and Wells Fargo Bank, National Association, as collateral agent.

10.3*

First Amendment to the Intercreditor Agreement, dated as of the August 7, 2012, among the Company, Bank of America, N.A., collateral agent for the First Lien Secured Parties and Wells Fargo Bank, National Association, collateral agent for the Junior Lien Secured Parties.

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**

Financial Statements from the Quarterly Report on Form 10-Q of Universal Hospital Services, Inc. for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Consolidated Statements of Other Comprehensive Income (Loss); (iii) the Consolidated Statement of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

* Filed Herewith

** Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2012

Universal Hospital Services, Inc.

	By	/s/ Gary D. Blackford
Gary D. Blackford,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

	By	/s/ Rex T. Clevenger
Rex T. Clevenger,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)