Form 10-K/A
period 2011-12-31
UNIVERSAL HOSPITAL SERVICES INC
filed 2012-11-07
CIK 886171

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) amends and restates the Annual Report on Form 10-K of Universal Hospital Services, Inc. (the “Company”) for the year ended December 31, 2011, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2012 (the “Original Filing”).  This Form 10-K/A is being filed to restate the Company’s consolidated financial statements in Item 8 and related disclosures (including certain amounts and disclosures in Selected Financial Data in Item 6 and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7) for the year ended December 31, 2011, as discussed in Note 20 to the consolidated financial statements included in Item 8 and revise Management’s Report on Internal Control over Financial Reporting included in Item 9A.

The Company’s consolidated financial statements included in the Original Filing reflected $15.8 million and $5.3 million of gains from both non-monetary and cash refunds on recalled infusion pumps within revenues for the years ended December 31, 2011 and 2010, respectively.  The Company has determined that the gains should have been presented as a reduction of cost of sales. As a result, in this Form 10-K/A, the Company is restating its consolidated financial statements and related disclosures to recognize a reduction of both revenue and costs of sales for the years ended December 31, 2011 and 2010 for this item.  Such revisions have no impact on gross margin, operating income, net income or cash flows.

In connection with this restatement, the Company also chose to correct certain tax items that were immaterial individually and in the aggregate. These other tax corrections related to a $1.0 million adjustment to deferred taxes recorded in connection with a 2011 acquisition and the corresponding impact on the goodwill and valuation allowance balances; $0.3 million increase to taxes payable and the provision for income taxes; and a $2.4 million reclassification between the deferred income tax asset and deferred income tax liability.

Although this Form 10-K/A supersedes the Original Filing in its entirety, this Form 10-K/A only amends and restates Items 6, 7, 8 and 9A of Part II and Item 15 of Part IV solely as a result of, and to reflect the restatement and measurement adjustment referred to above, and no other information in the Original Filing is amended hereby. While the foregoing items have been updated, this amended report does not reflect any other events occurring after the Original Filing. In addition, currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively. The Company will also file amended Forms 10-Q for the first and second quarters of 2012.

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

Medical Equipment Outsourcing Segment - Manage & Utilize

Our flagship business is our medical equipment outsourcing segment, which accounted for $275.9 million, or approximately 77.7%, of our revenues for the year ended December 31, 2011.  This segment represented 78.6% and 78.3% of total revenue for the years ended December 31, 2010 and 2009, respectively.  During the year ended December 31, 2011 we owned or managed over 395,000 pieces in our medical equipment outsourcing segment, primarily in the categories of respiratory therapy, newborn care, critical care, patient monitors, patient handling (which includes fall management, bariatrics, beds, stretchers and wheelchairs), pressure area management (such as therapy surfaces), wound therapy, laser and mobile surgical services (such as CO2, Nd:YAG, Pulse Dye, KTP/YAG, Diode, Greenlight XPS and HPS, Holmium YAG, Lithotripsy and Cryosurgery technology).  Historically, we have purchased and owned directly the equipment used in our medical equipment outsourcing programs.  During 2007, we entered into “revenue sharing” agreements with a select few manufacturers of equipment where the manufacturers retain ownership of the equipment, but UHS takes possession and manages the rental of the equipment to customers. Such arrangements are less capital intensive for us. In January 2010, one of these agreements was modified such that the Company purchased the manufacturer’s equipment it had managed and the revenue share portion of the agreement was terminated.  Additionally, the Company’s revenue share agreement with a manufacturer of negative pressure wound therapy devices expires in October 2012 and the Company provided notice of non renewal to the manufacturer in October of 2011.  In December 2011, the Company purchased $4.5 million of negative pressure wound therapy devices from the manufacturer for the purpose of serving the long-term acute care hospital market.

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

For the twelve months ended December 31, 2011, we recognized recalled equipment net gains of approximately $15.4 million of which approximately $13.7 million were non-cash gains. Non-cash gains result from receiving a replacement pump for a recalled pump. The gains are a result of the fair market value of the replacement pump less the net book value of the recalled pump. At December 31, 2011, we owned approximately 5,900 of the applicable pumps. We are continuing the process of evaluating the course of action that best meets the infusion technology needs of our customers and our business. As such, we expect to continue to recognize gains and also expect to increase purchases of infusion pumps to replace recalled units as they are accepted by the equipment manufacturer. During the first three quarters of 2012, we recognized recalled equipment net gains between of $18.6 million (originally disclosed that we expected to recognize between $7.0 and $10.0 million).

Technical and Professional Services Segment — Plan & Acquire; Maintain & Repair

Our technical and professional services segment accounted for $54.1 million, or approximately 15.2%, of our revenues for the year ended December 31, 2011.  This segment represented 14.2% and 14.2% of total revenue for the years ended December 31, 2010 and 2009, respectively.  We leverage our over 70 years of experience and our extensive equipment database in repairing and maintaining medical equipment.  We offer a broad range of inspection, preventative maintenance, repair, logistic and consulting services through our team of approximately 300 technicians and professionals located throughout the United States in our nationwide network of offices, and managed over 220,000 units of customer owned equipment during the year ended December 31, 2011.  In addition, during the year ended December 31, 2011, we serviced over 395,000 units that we own or directly manage.

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

Medical Equipment Sales and Remarketing Segment - Redeploy & Remarket

Our medical equipment sales and remarketing segment accounted for $25.2 million, or approximately 7.1%, of our revenues for the year ended December 31, 2011.  This segment represented 7.2% and 7.5% of total revenue for the years ended December 31, 2010 and 2009, respectively.  This segment includes three distinct business activities:

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

Primarily because of our debt service obligations and debt refinancing charges and elevated depreciation and amortization charges we have incurred subsequent to the Transaction, we have had a history of net losses.  If we consistently incur net losses, it could result in our inability to finance our business in the future.  We had net losses of $22.4, $29.1 and $18.6 million during the years ended December 31, 2011, 2010 and 2009, respectively.  Our ability to use our United States federal income tax net operating loss carryforwards to offset our future taxable income may be limited.  If we are limited in our ability to use our net operating loss carryforwards in future years in which we have taxable income, we will pay more current taxes than if we were able to utilize our net operating loss carryforwards without limitation, which could harm our results of operations and liquidity.

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

ITEM 6:  Selected Financial Data

The selected financial data is presented below under the captions “Consolidated Statement of Operations Data,” “Other Financial Data,” “Other Operating Data” and “Consolidated Balance Sheet Data” for and as of the periods presented below.  The selected financial data presented below is qualified in its entirety by, and should be read in conjunction with, the financial statements and notes thereto and other financial and statistical information included elsewhere in this Annual Report on Form 10-K/A, including the information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K/A.

The Company has restated certain amounts in 2011 and 2010.  The Company’s consolidated financial statements included in the Original Filing reflected $15.8 million and $5.3 million of gains from both non-monetary and cash refunds on recalled infusion pumps within revenues for the years ended December 31, 2011 and 2010, respectively.  The Company has determined that the gains should have been presented as a reduction of cost of sales. As a result the Company is restating its consolidated financial statements and related disclosures to recognize a reduction of both revenue and costs of sales for the years ended December 31, 2011 and 2010 for this item.  Such revisions have no impact on gross margin, operating income, net income or cash flows.

In addition, the Company also chose to correct certain tax items that were immaterial individually and in the aggregate. These other tax corrections related to a $1.0 million adjustment to deferred taxes recorded in connection with a 2011 acquisition and the corresponding impact on the goodwill and valuation allowance balances; $0.3 million increase to taxes payable and the provision for income taxes; and a $2.4 million reclassification between the deferred income tax asset and deferred income tax liability.

In connection with the Transaction in 2007, the Company incurred significant indebtedness and is highly leveraged (see “Liquidity and Capital Resources” under Item 7 to this Annual Report on Form 10-K/A.)  In addition, the purchase price paid in connection with the Transaction has been allocated to state the acquired assets and liabilities at fair value.  The accounting adjustments increased the carrying value of our property and equipment and inventory, established intangible assets for our customer relationships, supply agreement, trade names and trademarks, technology database and non-compete agreements and revalued our long-term benefit plan obligations, among other things.  Subsequent to the Transaction, interest expense, non-cash depreciation and amortization charges have significantly increased.  As a result, our successor financial statements are not comparable to our predecessor financial data.

					Seven	Five
					Months	Months
	Years Ended December 31,				Ended	Ended
	2011	2010			December 31,	May 31,
(in thousands)	(As Restated) (Successor)	(As Restated) (Successor)	2009 (Successor)	2008 (Successor)	2007 (Successor)	2007 (Predecessor)
Consolidated Statement of Operations Data:
Total revenues	$355,156	$312,112	$297,204	$289,119	$156,454	$107,522
Cost of medical equipment outsourcing, sales and service	225,987	203,738	196,536	191,930	106,422	62,696
Gross margin	129,169	108,374	100,668	97,189	50,032	44,826

Selling, general and administrative:
Transaction and related costs	—	—	—	—	306	26,891
Intangible asset impairment charge	—	—	—	4,000	—	—
Acquisition and integration expenses	3,483	—	—	—	—	—
Other selling, general and administrative	100,948	89,336	84,225	85,166	48,647	28,692
Total selling, general and administrative	104,431	89,336	84,225	89,166	48,953	55,583
Operating income (loss)	24,738	19,038	16,443	8,023	1,079	(10,757)
Interest expense	55,020	46,457	46,505	46,878	26,322	13,829
Loss on extinguishment of debt	—	—	—	—	1,041	22,396
Consolidated loss before income taxes	(30,282)	(27,419)	(30,062)	(38,855)	(26,284)	(46,982)
Provision (benefit) for income taxes	(8,343)	1,692	(11,489)	(15,359)	(10,188)	492
Net income attributable to non controlling interest	451	—	—	—	—	—
Net loss attributable to Universal Hospital Services, Inc.	$(22,390)	$(29,111)	$(18,573)	$(23,496)	$(16,096)	$(47,474)

					Seven	Five
					Months	Months
					Ended	Ended
	Years Ended December 31,				December 31,	May 31,
(dollars in thousands)	2011	2010	2009	2008	2007	2007
Other Financial Data:
Net cash provided by operating activities	$57,691	$76,156	$55,988	$56,249	$(4,495)	$34,318
Net cash used in investing activities	(153,219)	(74,205)	(50,550)	(71,395)	(370,870)	(48,060)
Net cash provided by (used in) financing activities	$96,689	$(1,951)	$(17,444)	$27,152	$375,365	$13,742

Other Operating Data (as of end of period):
Medical equipment (approximate number of owned outsourcing units)	248,000	231,000	223,000	211,000	194,000	185,000
District offices	84	84	84	84	80	79
Number of outsourcing hospital customers	4,275	4,250	4,200	4,125	3,875	3,800
Number of total outsourcing customers	8,700	8,600	8,450	8,150	7,450	7,200

Depreciation and amortization	$96,612	$91,739	$87,047	$85,823	$48,813	$22,823
Intangible asset impairment charge	—	—	—	4,000	—	—
EBITDA(1)(2)	120,899	110,777	103,490	97,846	48,851	(10,330)
Dividend and equity distribution	34,500	—	—	—	—	—

	As of December 31,
	2011	2010	2009	2008	2007
(in thousands)	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)
Consolidated Balance Sheet Data:
Working capital (3)	$23,608	$23,550	$32,352	$22,754	$18,778
Total assets	936,932	833,028	835,403	877,725	878,752
Total debt	671,097	525,045	518,619	531,343	497,335
Shareholders’ equity	93,187	146,739	173,991	188,451	223,695

(3) Represents total current assets (excluding cash and cash equivalents) less total current liabilities (excluding current portion of long-term debt).

The following is a reconciliation of consolidated net loss to EBITDA:

					Seven	Five
					Months	Months
					Ended	Ended
	Years Ended December 31,				December 31,	May 31,
	2011	2010	2009	2008	2007	2007
(in thousands)	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
Consolidated net loss	$(22,390)	$(29,111)	$(18,573)	$(23,496)	$(16,096)	$(47,474)
Interest Expense	55,020	46,457	46,505	46,878	26,322	13,829
Provision (benefit) for income taxes	(8,343)	1,692	(11,489)	(15,359)	(10,188)	492
Depreciation and amortization	96,612	91,739	87,047	89,823	48,813	22,823
EBITDA	$120,899	$110,777	$103,490	$97,846	$48,851	$(10,330)

(1)         EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization. In addition to using EBITDA internally as a measure of operational performance, we disclose it externally to assist analysts, investors and lenders in their comparisons of operational performance, valuation and debt capacity across companies with differing capital, tax and legal structures.  Management also understands that some industry analysts and investors consider EBITDA as a supplementary non-GAAP financial measure useful in analyzing a company’s ability to service debt.  EBITDA, however, is not a measure of financial performance under Generally Accepted Accounting Principles (“GAAP”) and should not be considered as an alternative to, or more meaningful than, net income as a measure of operating performance or to cash flows from operating, investing or financing activities or as a measure of liquidity.  Since EBITDA is not a measure determined in accordance with GAAP and is thus susceptible to varying interpretations and calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.  EBITDA does not represent an amount of funds that is available for management’s discretionary use.  See note 2 below for a reconciliation of consolidated net loss to EBITDA.

Segment Information

	Year Ended December 31, 2011
(in thousands)	Medical Equipment Outsourcing (As Restated)	Technical and Professional Services	Medical Equipment Sales and Remarketing	Corporate and Unallocated	Total (As Restated)
Revenues	$275,910	$54,058	$25,188	$—	$355,156
Cost of revenue	97,703	40,518	19,734	—	157,955
Medical equipment depreciation	68,032	—	—	—	68,032
Gross margin	$110,175	$13,540	$5,454	$—	$129,169

Total assets	$461,285	$84,483	$18,603	$372,561	$936,932

	Year Ended December 31, 2010
(in thousands)	Medical Equipment Outsourcing (As Restated)	Technical and Professional Services	Medical Equipment Sales and Remarketing	Corporate and Unallocated	Total (As Restated)
Revenues	$245,145	$44,426	$22,541	$—	$312,112
Cost of revenue	86,210	31,690	16,342	—	134,242
Medical equipment depreciation	69,496	—	—	—	69,496
Gross margin	$89,439	$12,736	$6,199	$—	$108,374

Total assets	$409,315	$85,175	$18,603	$319,935	$833,028

	Year Ended December 31, 2009
(in thousands)	Medical Equipment Outsourcing	Technical and Professional Services	Medical Equipment Sales and Remarketing	Corporate and Unallocated	Total
Revenues	$232,623	$42,395	$22,186	$—	$297,204
Cost of revenue	83,553	30,539	18,177	—	132,269
Medical equipment depreciation	64,267	—	—	—	64,267
Gross margin	$84,803	$11,856	$4,009	$—	$100,668

Total assets	$420,940	$85,867	$18,603	$309,993	$835,403

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

The Company has restated certain amounts in 2011 and 2010.  The Company’s consolidated financial statements included in the Original Filing reflected $15.8 million and $5.3 million of gains from both non-monetary and cash refunds on recalled infusion pumps within revenues for the years ended December 31, 2011 and 2010, respectively.  The Company has determined that the gains should have been presented as a reduction of cost of sales. As a result the Company is restating its consolidated financial statements and related disclosures to recognize a reduction of both revenue and costs of sales for the years ended December 31, 2011 and 2010 for this item.  Such revisions have no impact on gross margin, operating income, net income or cash flows.

In addition, the Company also chose to correct certain tax items that were immaterial individually and in the aggregate. These other tax corrections related to a $1.0 million adjustment to deferred taxes recorded in connection with a 2011 acquisition and the corresponding impact on the goodwill and valuation allowance balances; $0.3 million increase to taxes payable and the provision for income taxes; and a $2.4 million reclassification between the deferred income tax asset and deferred income tax liability.

Management’s Discussion and Analysis has been revised for the effects of the restatement.

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

We present the non-GAAP financial measure gross margin, before purchase accounting adjustments, because we use this measure to monitor and evaluate the operational performance of our business and to assist analysts, investors and lenders in their comparisons of operational performance across companies, many of whose results will not include similar adjustments.  A reconciliation of the non-GAAP financial measure to its equivalent Generally Accepted Accounting Principles (“GAAP”) measure is therefore included in the respective tables.

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

RESULTS OF OPERATIONS(1)

The following table provides information on the percentages of certain items of selected financial data compared to total revenues. The table also indicates the percentage increase or decrease comparing fiscal 2011 to 2010 and 2010 to 2009.

	Percent of Total Revenues			Percent Increase (Decrease)
	Year Ended December 31,			Year Ended December 31,
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Revenue
Medical equipment outsourcing	77.7%	78.6%	78.3%	12.5%	5.4%
Technical and professional services	15.2	14.2	14.2	21.7	4.8
Medical equipment sales and remarketing	7.1	7.2	7.5	11.7	1.6
Total revenues	100.0%	100.0%	100.0%	13.8%	5.0%

Cost of Revenue
Cost of medical equipment outsourcing	27.5	27.6	28.1	13.3	3.2
Cost of technical and professional services	11.4	10.2	10.3	27.9	3.8
Cost of medical equipment sales and remarketing	5.6	5.2	6.1	20.8	(10.1)
Medical equipment depreciation	19.1	22.3	21.6	(2.1)	8.1
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	63.6	65.3	66.1	10.9	3.7
Gross margin	36.4	34.7	33.9	19.2	7.7

Selling, general and administrative	28.4	28.6	28.4	13.0	6.1
Acquisition and intergration expenses	1.0	—	—	*	*
Operating income (loss)	7.0	6.1	5.5	29.9	15.8

Interest expense	15.5	14.9	15.6	18.4	(0.1)
Loss before income taxes	(8.5)	(8.8)	(10.1)	10.4	(8.8)

Provision (benefit) for income taxes	(2.3)	0.5	3.9	*	*
Net Loss	(6.2)%	(9.3)%	(6.2)%	(24.6)%	56.7%

* Not meaningful

(1) The Company has restated certain amounts in 2011 and 2010.  The Company’s consolidated financial statements included in the Original Filing reflected $15.8 million and $5.3 million of gains from both non-monetary and cash refunds on recalled infusion pumps within revenues for the years ended December 31, 2011 and 2010, respectively.  The Company has determined that the gains should have been presented as a reduction of cost of sales. As a result the Company is restating its consolidated financial statements and related disclosures to recognize a reduction of both revenue and costs of sales for the years ended December 31, 2011 and 2010 for this item.  Such revisions have no impact on gross margin, operating income, net income or cash flows.  In addition, the Company also chose to correct certain tax items that were immaterial individually and in the aggregate. These other tax corrections related to a $1.0 million adjustment to deferred taxes recorded in connection with a 2011 acquisition and the corresponding impact on the goodwill and valuation allowance balances; $0.3 million increase to taxes payable and the provision for income taxes; and a $2.4 million reclassification between the deferred income tax asset and deferred income tax liability.

Results of Operations for the Year Ended December 31, 2011 compared to the Year Ended December 31, 2010

Total Revenue

Total revenue for the year ended December 31, 2011 was $355.2 million, compared with $312.1 million for year ended December 31, 2010, an increase of $43.1 million or 13.8%.  The increase was primarily due to the medical equipment outsourcing segment as a result of the Company’s acquisition of a laser surgical services business, which resulted in additional revenue of $25.4 million.  In addition, the increase in revenues was driven by the net addition of seven Asset360TM Program customers and increased revenues driven by incremental business from new and existing technology.

Cost of Revenue

Total cost of revenue for the year ended December 31, 2011 was $226.0 million compared to $203.7 million for the year ended December 31, 2010, an increase of $22.3 million or 10.9%.  The increase is primarily related to the acquisition of the laser surgical services business, which resulted in additional costs of $13.6 million, along with an increase in employee-related costs associated with the year over year growth in revenue.  The increase in costs was partially offset by the increase in gains from that experienced in the prior year on recalled equipment of $11.0 million, net of costs associated with the retirement of the recalled pumps.

Gross Margin

Total Gross margin for the year ended December 31, 2011 was $129.2 million, or 36.4% of total revenues compared to $108.4 million, or 34.7% of total revenues, for the year ended December 31, 2010, an increase of $20.8 million or 19.2%.  The increase in gross margin as a percent of total revenue is primarily attributable to the increase in gains from that experienced in the prior year on recalled equipment of $11.0 million, net of costs associated with the retirement of the recalled pumps.

Medical Equipment Outsourcing Segment — Manage & Utilize

(in thousands)

	Year Ended
	December 31,
	2011	2010	Change	% Change
Total revenue	$275,910	$245,145	$30,765	12.5%
Cost of revenue	97,703	86,210	11,493	13.3
Medical equipment depreciation	68,032	69,496	(1,464)	(2.1)
Gross margin	$110,175	$89,439	$20,736	23.2

Gross margin %	39.9%	36.5%

Gross margin	$110,175	$89,439	$20,736	23.2
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of medical equipment	4,825	12,713	(7,888)	(62.0)
Gross margin, before purchase accounting adjustments	$115,000	$102,152	$12,848	12.6%

Gross margin %, before purchase accounting adjustments	41.7%	41.7%

Total revenue in the medical equipment outsourcing segment for the year ended December 31, 2011 increased by $30.8 million, or 12.5%, to $275.9 million as compared to the same period of 2010. The increase was primarily due to revenues of $25.4 million from our laser surgical services business, which we acquired on April 1, 2011, as well as the net addition of seven Asset360TM Program (“Asset360”) customers and increased revenues driven by incremental business from new and existing technology, both owned and managed.

Total cost of revenue in the segment for the year ended December 31, 2011 increased by $11.5 million, or 13.3%, to $97.7 million as compared to the same period of 2010. Cost of revenue in this segment relates primarily to employee-related expenses, equipment repair and maintenance charges related to our movable medical equipment fleet, occupancy and freight charges. The increase is primarily driven by $13.6 million of cost related to our new laser surgical services business.  Additionally, an increase in employee-related expenses of $5.2, vehicle expense of $1.4 million, equipment repair and maintenance charges of $1.0 million, and occupancy and freight expenses of $0.8 million are the result of the increase in revenue in this segment, primarily driven by the growth in Asset360 customers.  These increased expenses were partially offset by the increase in gains from that experienced in the prior year on recalled equipment of $11.0 million, net of costs associated with the retirement of the recalled pumps.

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

Gross margin percentage for the medical equipment outsourcing segment was 39.9% and 36.5%, for the years ended December 31, 2011 and 2010, respectively.  The increase in gross margin as a percent of total revenue is primarily attributable to the increase in gains from that experienced in the prior year on recalled equipment of $11.0 million, net of costs associated with the retirement of the recalled pumps.

Gross margin percentage, before purchase accounting adjustments was 41.7% and 41.7%, for the years ended December 31, 2011 and 2010, respectively.

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

During the year ended December 31, 2011, gross margin percentage and gross margin percentage, before purchase accounting adjustments, will fluctuate based on the transactional nature and product mix of the business, where new equipment sales generally yield a lower margin than used equipment sales.

Selling, General and Administrative and Interest Expense

(in thousands)

	Year Ended
	December 31,
	2011	2010	$ Change	% Change
Selling, general and administrative	$100,948	$89,336	$11,612	13.0%
Acquisition and integration expenses	3,483	—	3,483		*
Interest expense	55,020	46,457	8,563	18.4

* Not meaningful

Selling, General and Administrative

Selling, general, and administrative expenses for the year ended December 31, 2011 increased by $11.6 million, or 13.0%, to $100.9 million as compared to the same period of 2010. Selling, general, and administrative expenses consist primarily of employee-related expenses, professional fees, occupancy charges, bad debt expense, depreciation and amortization. The increase is due to the inclusion of $9.6 million of selling, general, and administrative expenses related to Surgical Services, which includes the accelerated amortization of $4.1 million related to the associated trade name. In conjunction with a rebranding strategy implemented in the fourth quarter related to our laser surgical services business, the former name (PRI Medical Technologies, Inc.) was retired and the related amortization was accelerated over the remaining estimated life, which ended December 31, 2011. The amortization related to the tradename is reflected in the medical equipment outsourcing segment.  In addition to the items listed above, the increase was primarily due to increases in outside services and employee-related expenses of $3.4 and $0.7 million, respectively. These increases were partially offset by a decrease in non-cash stock compensation expense of $2.9 million, which was primarily related to an August 2010 amendment to our stock option plan. Additionally, selling, general, and administrative expenses were negatively impacted by $0.8 million related to the Company providing notice of termination of our corporate headquarters lease. Selling, general, and administrative expense as a percentage of total revenue was 27.2% and 28.1% for the years ended December 31, 2011 and 2010, respectively.

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

Income Taxes

Income taxes were a benefit of $8.3 million and an expense of $1.7 million for the years ended December 31, 2011 and 2010, respectively. The 2011 tax benefit is primarily attributable to discrete tax benefits resulting from our acquisitions of the stock of Emergent Group in the 2011 second quarter and the stock of surgical laser equipment service provider in the 2011 fourth quarter. We evaluate the recoverability of our deferred tax assets by scheduling the expected reversals of deferred tax assets and liabilities in order to determine whether net operating loss carry forwards are recoverable prior to expiration. During 2010, we determined that it was no longer more likely than not that all of our net operating loss carry forwards will be recovered prior to their expiration based on the expected reversals of these deferred tax assets and liabilities, future earnings, or other assumptions. Accordingly, we established a valuation allowance in 2010 and, since that time, we have continued to recognize this uncertainty. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

Net Loss

Net loss was $21.9 and $29.1 million for the years ended December 31, 2011 and 2010, respectively.

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

For a reconciliation of EBITDA to consolidated net loss, see note (2) under the caption “Selected Financial Data” in Item 6 of this Annual Report on Form 10-K/A.

Results of Operations for the Year Ended December 31, 2010 compared to the Year Ended December 31, 2009

Total Revenue

Total revenue for the year ended December 31, 2010 was $312.1 million, compared with $297.2 million for year ended December 31, 2009, an increase of $14.9 million or 5.0%.  The increase was primarily due to the net addition of nine Asset360TM Program customers and revenues driven by incremental business from new and existing technology, both owned and managed.

Cost of Revenue

Total cost of revenue for the year ended December 31, 2010 was $203.7 million compared to $196.5 million for the year ended December 31, 2009, an increase of $7.2 million or 3.7%.The increase is due to an increase in employee-related costs of $6.5 million primarily associated with the year over year growth in revenue.  In addition, medical equipment depreciation increased $5.2 million due to the January 2010 purchase of medical equipment formerly managed under a revenue share agreement.  The increased expenses were partially offset by net gains on recalled equipment of $4.5 million.  There were no gains on recalled equipment in 2009.

Gross Margin

Total Gross margin for the year ended December 31, 2010 was $108.4 million, or 34.7% of total revenues compared to $100.7 million, or 33.9% of total revenues, for the year ended December 31, 2009, an increase of $7.7 million or 7.7%.  The increase in gross margin as a percent of total revenue is primarily attributable to the recalled equipment.

Medical Equipment Outsourcing Segment — Manage & Utilize

(in thousands)

	Year Ended
	December 31,
	2010	2009	Change	% Change
Total revenue	$245,145	$232,623	$12,522	5.4%
Cost of revenue	86,210	83,553	2,657	3.2
Medical equipment depreciation	69,496	64,267	5,229	8.1
Gross margin	$89,439	$84,803	$4,636	5.5
Gross margin %	36.5%	36.5%

Gross margin	$89,439	$84,803	$4,636	5.5
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of medical equipment	12,713	14,147	(1,434)	(10.1)
Gross margin, before purchase accounting adjustments	$102,152	$98,950	$3,202	3.2%
Gross margin %, before purchase accounting adjustments	41.7%	42.5%

Total revenue in the medical equipment outsourcing segment for the year ended December 31, 2010 increased by $12.5 million, or 5.4%, to $245.1 million as compared to the same period of 2009. The increase was primarily driven through the net addition of nine Asset360TM Program customers and increased revenues driven by incremental business from new and existing technology, both owned and managed.

Total cost of revenue in the segment for the year ended December 31, 2010 increased by $2.7 million, or 3.2%, to $86.2 million as compared to the same period of 2009. Cost of revenue in this segment relates primarily to employee-related expenses, equipment repair and maintenance charges related to our movable medical equipment fleet, occupancy and freight charges.  During the year ended December 31, 2010, we experienced increased employee-related expenses of $6.5, vehicle expense of $1.0 million, and occupancy and freight expenses of $0.5 million as a result of the increase in revenue in this segment, primarily driven by the growth in Asset360 customers.  The increased expenses were partially offset by net gains on recalled equipment of $4.5 million. There were no gains on recalled equipment in 2009.

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

Gross margin percentage for the medical equipment outsourcing segment was 36.5% for both years ended December 31, 2010 and 2009, respectively.

Gross margin percentage, before purchase accounting adjustments was 41.7% and 42.5%, for the years ended December 31, 2010 and 2009, respectively.

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

During the year ended December 31, 2010, gross margin percentage and gross margin percentage, before purchase accounting adjustments, were positively impacted by an increase in our disposable sales. Margins and activity in this segment will fluctuate based on the transactional nature and product mix of the business, where new equipment sales generally yield a lower margin than used equipment sales.

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

For a reconciliation of EBITDA to consolidated net loss, see note (2) under the caption “Selected Financial Data” in Item 6 of this Annual Report on Form 10-K.

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

The Company was in compliance with all debt covenants for all periods presented.

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

FORWARD LOOKING STATEMENTS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

We believe statements in this Annual Report on Form 10-K/A looking forward in time involve risks and uncertainties.  The following factors, among others, could adversely affect our business, operations and financial condition causing our actual results to differ materially from those expressed in any forward-looking statements:

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

We undertake no obligation, and specifically decline any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking events included in this Annual Report on Form 10-K/A might not occur.

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

ITEM 8:  Consolidated Financial Statements and Supplementary Data

The following table sets forth certain unaudited quarterly financial data for 2011 and 2010, which has been restated from the Original Filing. Additional information regarding the restatement is contained in Note 20 to the consolidated financial statements included in this Form 10-K/A. In our opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth therein.  The operating results for any one quarter are not necessarily indicative of results for any future period.

Selected Quarterly Financial Information

(Unaudited)

	Year Ended December 31, 2011
	Quarter Ended
(dollars in thousands)	March 31 (As Restated)	June 30 (As Restated)	September 30 (As Restated)	December 31 (As Restated)
Total revenues	$81,390	$88,479	$89,344	$95,943
Gross margin	$28,929	$32,286	$32,769	$35,185
Gross margin %	35.5%	36.5%	36.7%	36.7%
Consolidated Net loss	$(6,146)	$(2,312)	$(5,586)	$(7,895)
Net cash provided by operating activities	$25,182	$5,908	$24,977	$1,624
Net cash used in investing activities	$(26,483)	$(88,411)	$(13,970)	$(24,355)
Net cash provided by (used in) financing activities	$1,301	$120,250	$(35,695)	$10,833

	Year Ended December 31, 2010
	Quarter Ended
	March 31	June 30	September 30	December 31 (As Restated)
Total revenues	$80,174	$76,733	$75,805	$79,400
Gross margin	$28,969	$25,135	$23,698	$30,572
Gross margin %	36.1%	32.8%	31.3%	38.5%
Net loss	$(2,280)	$(5,140)	$(12,780)	$(8,911)
Net cash provided by operating activities	$30,412	$11,806	$26,457	$7,481
Net cash used in investing activities	$(33,893)	$(14,760)	$(9,588)	$(15,964)
Net cash provided by (used in) financing activities	$3,603	$2,832	$(16,869)	$8,483

The Report of the Independent Registered Public Accounting Firm, Financial Statements, and Schedules are set forth in Part IV, Item 15 of this Annual Report of Form 10-K/A.

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

In connection with the restatement of our consolidated financial statements for the years ended December 31, 2011 and 2010 described in more detail elsewhere in this Form 10-K/A, management of the Company re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2011.  As a result of that re-evaluation, management of the Company has determined that as a result of the material weakness in internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of such date.  Additional information regarding the restatement is contained in Note 20 to the consolidated financial statements included in this Form 10-K/A.

Management’s Annual Report on Internal Control over Financial Reporting (as revised).  Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  In connection with the Original Filing, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

The Company’s consolidated financial statements included in the Original Filing reflected $15.8 million and $5.3 million of gains from both non-monetary and cash refunds on recalled infusion pumps within revenues for the years ended December 31, 2011 and 2010, respectively.  The Company has determined that the gains should have been presented as a reduction of cost of sales.  As a result, in this Form 10-K/A, the Company is restating its consolidated financial statements and related disclosures to recognize a reduction of both revenue and costs of sales for the years ended December 31, 2011 and 2010 for this item.

Upon concluding that the consolidated financial statements should be restated, the Company’s Chief Executive Officer and Chief Financial Officer re-evaluated the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2011.  In the re-evaluation, the Company noted, that it had researched the accounting issue thoroughly, and concluded that the consideration received from the vendor for those recalls met the definition of revenue in paragraph 78 of Financial Accounting Standards Board Statement of Financial Accounting Concepts No. 6, Elements of Financial Statements.  The Company had controls in place to review the accounting for all significant and non-routine transactions.  Unfortunately, the wrong conclusion was determined.  Based on the misapplication of accounting guidance, the Company has determined that a material weakness existed in the operating effectiveness of internal control over financial reporting related to evaluating non-routine events or transactions.  As a result, the Company’s Chief Executive Officer and Chief Financial Officer concluded that internal control over financial reporting was not effective as of December 31, 2011.  Management is continuing its review of its internal control procedures and the design of those control procedures related to the evaluation of non-routine events or transactions to address the material weakness.

Remediation Status.  To remedy this material weakness, the Company has engaged additional resources to add an additional layer to the preparation and review of non-routine events or transactions and strengthened internal resources with subject matter expertise.  These changes either have been, or are in the process of being, implemented.

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

Changes in Internal Control over  Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement had not yet been identified by management. The material weakness discussed previously was subsequently identified and will result in future remediation activities as described above. The Company will disclose any resulting changes in our internal control over financial reporting in future periods.

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

Other Benefits

Our named executive officers are eligible to participate in the same broad-based benefit and welfare plans that are made available to our employees in general. In addition, if Mr. Blackford elects not to participate in our group health plan, but rather obtains health coverage directly through an insurer approved by our board of directors, we will reimburse Mr. Blackford for the reasonable cost of such coverage in accordance with the terms of his employment agreement with us.

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

2011 GRANTS OF PLAN-BASED AWARDS

					Option
					Awards:
		Estimated Future Payouts			Number of	Exercise or	Grant Date
		Under Non-Equity Incentive Plan			Securities	Base Price	Fair Value of
		Awards (1)			Underlying	of Option	Option
	Grant	Threshold	Target	Maximum	Options	Awards	Awards
Name	Date*	($)	($)	($)	(#)	($/sh)	($) (2)
Gary D. Blackford	August 11,
	2010	$—	$—	$—	4,833,333	$1.00	$2,619,918
	2010	$—	$407,800	$693,260	—	$—	$—
	2011	$—	$495,700	$743,550	—	$—	$—
Rex T. Clevenger	August 11,
	2010	$—	$—	$—	1,000,000	$1.00	$541,845
	2010	$—	$261,400	$392,100	—	$—	$—
	2011	$—	$270,000	$405,000	—	$—	$—
Timothy W. Kuck	August 11,
	2010	$—	$—	$—	833,333	$1.00	$451,538
	2010	$—	$176,500	$264,750	—	$—	$—
	2011	$—	$182,400	$273,600	—	$—	$—
Jeffrey L. Singer	August 11,
	2010	$—	$—	$—	833,333	$1.00	$451,538
	2010	$—	$171,400	$257,100	—	$—	$—
	2011	$—	$176,800	$265,200	—	$—	$—
Diana Vance-Bryan	August 11,
	2010	$—	$—	$—	416,667	$1.00	$225,769
	2010	$—	$142,700	$214,050	—	$—	$—
	2011	$—	$168,000	$252,000	—	$—	$—

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

ITEM 14:  Principal Accounting Fees and Services

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 7, 2012.

UNIVERSAL HOSPITAL SERVICES, INC.
By	/s/ Gary D. Blackford
Gary D. Blackford
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on November 7, 2012.

/s/ Gary D. Blackford	Chairman of the Board
Gary D. Blackford	and Chief Executive Officer (Principal Executive Officer)

/s/ Rex T. Clevenger	Executive Vice President and
Rex T. Clevenger	Chief Financial Officer (Principal Financial Officer)

/s/ Scott A. Christensen	Controller, and
Scott A. Christensen	Chief Accounting Officer (Principal Accounting Officer)

/s/ Barry P. Schochet	Director
Barry P. Schochet

/s/ Bret D. Bowerman	Director
Bret D. Bowerman

/s/ David Crane	Director
David Crane

/s/ Michael C. Feiner	Director
Michael C. Feiner

/s/ Kevin L. Roberg	Director
Kevin L. Roberg

/s/ Robert Juneja	Director
Robert Juneja

/s/ John B. Grotting	Director
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

Universal Hospital Services, Inc.

Schedule II - Valuation and Qualifying Accounts

(in thousands)

	Balance-	Charged to	Charged to	Deductions
	Beginning of	Costs and	Other	from	Balance-End
Description	Period	Expense	Accounts	Reserves	of Period
Allowance for Doubtful Accounts

Year Ended December 31, 2011	$2,000	$906	$82	$1,069	$1,919
Year Ended December 31, 2010	2,450	663	—	1,113	2,000
Year Ended December 31, 2009	2,450	1,546	—	1,546	2,450

Allowance for Inventory Obsolescence

Year Ended December 31, 2011	$839	$(75)	$—	$(281)	$1,045
Year Ended December 31, 2010	782	51	—	(6)	839
Year Ended December 31, 2009	662	(1)	—	(121)	782

Income Tax Valuation Allowance

Year Ended December 31, 2011	$11,958	$3,094	$—	$—	$15,052
Year Ended December 31, 2010	—	11,958	—	—	11,958
Year Ended December 31, 2009	—	—	—	—	—

Universal Hospital Services, Inc.

As of December 31, 2011 and 2010 and

For the years ended December 31, 2011, 2010 and 2009

Universal Hospital Services, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Universal Hospital Services, Inc.

We have audited the accompanying consolidated balance sheets of Universal Hospital Services, Inc. and subsidiary (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations , comprehensive loss, shareholders’ equity and cash flows for the years ended December 31, 2011, December 31, 2010 and December 31, 2009. Our audits also included the financial schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

As discussed in Note 20 to the consolidated financial statements, the accompanying consolidated financial statements have been restated to correct certain misstatements.

As discussed in Note 2 to the financial statements, the Company has changed its method of presenting comprehensive loss in 2011 due to the adoption of FASB Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income. The change in presentation has been applied retrospectively to all periods presented.

/s/Deloitte & Touche LLP

Minneapolis, Minnesota

March 22, 2012(November 7, 2012 as to the effects of the restatement discussed in Note 20)

Universal Hospital Services, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share information)

	December 31,
	2011	December 31,
	(As Restated)	2010
Assets
Current assets:
Cash and cash equivalents	$1,161	$—
Accounts receivable, less allowance for doubtful accounts of $1,919 at December 31, 2011 and $2,000 at December 31, 2010	70,592	59,962
Inventories	6,023	4,761
Deferred income taxes	9,960	10,715
Other current assets	4,392	3,342
Total current assets	92,128	78,780

Property and equipment, net:
Medical equipment, net	235,887	206,842
Property and office equipment, net	28,460	20,762
Total property and equipment, net	264,347	227,604

Other long-term assets:
Goodwill	325,911	280,211
Other intangibles, net	241,440	234,915
Other, primarily deferred financing costs, net	13,106	11,518
Total assets	$936,932	$833,028

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,627	$3,764
Interest rate swap	4,755	—
Book overdrafts	3,614	3,566
Accounts payable	31,359	26,943
Accrued compensation	11,571	11,648
Accrued interest	4,937	3,601
Dividend and equity distribution payable	771	—
Other accrued expenses	10,352	9,472
Total current liabilities	72,986	58,994

Long-term debt, less current portion	665,470	521,281
Interest rate swap	—	16,347
Pension and other long-term liabilities	12,981	6,302
Payable to Parent	19,019	13,702
Deferred income taxes	73,289	69,663

Commitments and contingencies (Note 9)

Shareholders’ equity
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at December 31, 2011 and December 31, 2010	—	—
Additional paid-in capital	214,294	248,794
Accumulated deficit	(109,666)	(87,276)
Accumulated other comprehensive loss	(11,827)	(14,779)
Total Universal Hospital Services, Inc. equity	92,801	146,739
Non controlling interest	386	—
Total shareholders’ equity	93,187	146,739
Total liabilities and shareholders’ equity	$936,932	$833,028

The accompanying notes are an integral part of these consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Operations

(in thousands)

	Year Ended December 31,
	2011 (As Restated)	2010 (As Restated)	2009
Revenue
Medical equipment outsourcing	$275,910	$245,145	$232,623
Technical and professional services	54,058	44,426	42,395
Medical equipment sales and remarketing	25,188	22,541	22,186
Total revenues	355,156	312,112	297,204

Cost of Sales
Cost of medical equipment outsourcing	97,703	86,210	83,553
Cost of technical and professional services	40,518	31,690	30,539
Cost of medical equipment sales and remarketing	19,734	16,342	18,177
Medical equipment depreciation	68,032	69,496	64,267
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	225,987	203,738	196,536
Gross margin	129,169	108,374	100,668

Selling, general and administrative	100,948	89,336	84,225
Acquisition and integration expenses	3,483	—	—
Operating income	24,738	19,038	16,443

Interest expense	55,020	46,457	46,505
Loss before income taxes	(30,282)	(27,419)	(30,062)

Provision (benefit) for income taxes	(8,343)	1,692	(11,489)
Consolidated net loss	(21,939)	(29,111)	(18,573)
Net income attributable to non controlling interest	451	—	—
Net loss attributable to Universal Hospital Services, Inc.	$(22,390)	$(29,111)	$(18,573)

The accompanying notes are an integral part of these consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2011
	(As Restated)	2010	2009
Consolidated net loss	$(21,939)	$(29,111)	$(18,573)
Other comprehensive income:
Gain (loss) on minimum pension liability, net of tax	(4,136)	(980)	572
Gain on cash flow hedge, net of tax	7,088	2,839	3,541
Total other comprehensive income	2,952	1,859	4,113
Comprehensive loss	(18,987)	(27,252)	(14,460)
Comprehensive income attributable to non controlling interest	451	—	—
Comprehensive loss attributable to Universal Hospital Services, Inc.	$(19,438)	$(27,252)	$(14,460)

The accompanying notes are an integral part of these consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Shareholders’ Equity

			Accumulated	Total
	Additional		Other	Universal
	Paid-in	Accumulated	Comprehensive	Hospital	Non controlling	Total
(in thousands)	Capital	Deficit	Loss	Services, Inc.	Interests	Equity
Balance at December 31, 2008	$248,794	$(39,592)	$(20,751)	$188,451	$—	$188,451
Net loss	—	(18,573)		(18,573)	—	(18,573)
Unrealized gain on minimum pension liability adjustment, net of tax of $373	—	—	572	572	—	572
Unrealized gain on cash flow hedge, net of tax of $2,340	—	—	3,541	3,541	—	3,541
Balance at December 31, 2009	$248,794	$(58,165)	$(16,638)	$173,991	$—	$173,991
Net loss	—	(29,111)	—	(29,111)	—	(29,111)
Unrealized loss on minimum pension liability adjustment, net of tax of $115	—	—	(980)	(980)	—	(980)
Unrealized gain on cash flow hedge, net of tax of $2,100	—	—	2,839	2,839	—	2,839
Balance at December 31, 2010	$248,794	$(87,276)	$(14,779)	$146,739	$—	$146,739
Net loss (As Restated)	—	(22,390)	—	(22,390)	451	(21,939))
Unrealized loss on minimum pension liability adjustment, net of tax of $0	—	—	(4,136)	(4,136)	—	(4,136)
Unrealized gain on cash flow hedge, net of tax of $4,504	—	—	7,088	7,088	—	7,088
Consolidation of Emergent Group non controlling interests	—	—	—	—	379	379
Dividend and equity distribution	(34,500)	—	—	(34,500)	—	(34,500)
Cash distributions to non controlling interests	—	—	—	—	(451)	(451)
Contributions from new members to non controlling interests	—	—	—	—	7	7
Balance at December 31, 2011 (As Restated)	$214,294	$(109,666)	$(11,827)	$92,801	$386	$93,187

The accompanying notes are an integral part of these consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Cash Flows

	Twelve Months Ended
	December 31,
	2011
(in thousands)	(As Restated)	2010	2009
Cash flows from operating activities:
Consolidated net loss	$(21,939)	$(29,111)	$(18,573)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	77,248	78,001	72,762
Amortization of intangibles, deferred financing costs and bond premium	22,000	16,295	16,692
Provision for doubtful accounts	899	213	1,546
Provision for inventory obsolescence	134	105	(1)
Non-cash stock-based compensation expense	4,276	7,333	1,330
Non-cash gain on trade-in of recalled equipment	(13,710)	—	—
Loss (gain) on sales and disposals of equipment	(1,896)	(145)	158
Deferred income taxes	(8,728)	1,401	(11,767)
Changes in operating assets and liabilities:
Accounts receivable	(6,670)	(96)	(7,511)
Inventories	(73)	370	392
Other operating assets	184	(445)	(609)
Accounts payable	5,358	1,802	1,097
Other operating liabilities	608	433	472
Net cash provided by operating activities	57,691	76,156	55,988
Cash flows from investing activities:
Medical equipment purchases	(77,561)	(70,671)	(48,827)
Property and office equipment purchases	(9,557)	(6,327)	(4,700)
Proceeds from disposition of property and equipment	3,869	2,793	3,119
Acquisitions, net of cash acquired	(69,970)	—	—
Other	—	—	(142)
Net cash used in investing activities	(153,219)	(74,205)	(50,550)
Cash flows from financing activities:
Proceeds under senior secured credit facility	166,250	146,529	78,000
Payments under senior secured credit facility	(204,650)	(132,029)	(88,600)
Payments of principal under capital lease obligations	(5,835)	(5,052)	(4,477)
Payoff of acquired debt	(472)	—	—
Proceeds from short term investments used as collateral	—	—	1,500
Payment of deferred financing costs	(4,458)	(1,746)	—
Proceeds from issuance of bonds	178,938	—	—
Accrued interest received from bondholders	661	—	—
Accrued interest paid to bondholders	(661)
Distributions to non controlling interests	(451)	—	—
Contributions from new members to limited liability companies	7	—	—
Proceeds from exercise of Parent company stock options	41	28	—
Repayment of 10.125% senior notes	—	(9,945)	—
Dividend and equity distribution payments	(32,729)	—	—
Change in book overdrafts	48	264	(3,867)
Net cash provided by (used in) financing activities	96,689	(1,951)	(17,444)
Net change in cash and cash equivalents	1,161	—	(12,006)

Cash and cash equivalents at the beginning of period	—	—	12,006
Cash and cash equivalents at the end of period	$1,161	$—	$—

Supplemental cash flow information:
Interest paid	$51,667	$43,998	$44,295
Income taxes paid	$563	$170	$238
Non-cash activities:
Medical equipment purchases included in accounts payable (at end of period)	$8,784	$11,761	$4,695
Dividend declared to Parent	$1,771	$—	$—
Capital lease additions	$7,091	$6,923	$2,353

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

Long-Lived Assets

The Company periodically reviews its long-lived assets for impairment and assesses whenever significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable.  An impairment loss is recognized when the carrying amount of an asset exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. For other long-lived assets, primarily movable medical equipment, we continuously monitor specific makes/models for events such as product recalls or obsolescence. The amount of the impairment loss to be recorded, if any, is calculated by the excess of the asset’s carrying value over its fair value.

Deferred Financing Costs

Financing costs associated with issuing debt are deferred and amortized over the related terms using the straight-line method, which approximates the effective interest rate method. Accumulated amortization of our deferred financing costs was $12.3 and $8.6 million at December 31, 2011 and 2010, respectively.

Purchase Accounting

We account for acquisitions by allocating the purchase price paid to effect the acquisition is allocated to state the acquired assets and liabilities at fair value with excess purchase price being recorded as goodwill.

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

The Company follows the provisions of ASC Topic 605, “Revenue Recognition,” in recognizing all of these revenues streams — specifically, revenue recognition requires proof that (i) an arrangement exists, (ii) delivery has occurred and/or services have been rendered, (iii) the price is fixed; and (iv) collectability is reasonably assured.

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

From time to time the Company receives both non-monetary and cash refunds on equipment recalled by manufacturers.  It is the Company’s practice to record such recall gains as a reduction in cost of sales.

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

ASC Topic 815, “Derivatives and Hedging,” establishes accounting and reporting standards requiring that derivative instruments be recorded on the consolidated balance sheets as either an asset or liability measured at fair value. The statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met, the changes in a derivative’s fair value (for a cash flow hedge) are deferred in shareholders’ equity as a component of accumulated other comprehensive loss. These deferred gains and losses are recognized as income in the period in which hedged cash flows occur. The ineffective portions of hedge returns are recognized as earnings. Our hedging activity has been limited to an interest rate swap arrangement that is further described in Note 8.

Fair Value of Other Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short maturities. The fair value of our outstanding PIK Toggle Notes and Floating Rate Notes, based on the quoted market price for the same or similar issues of debt, is approximately:

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the Acquisition Date:

(in thousands)	April 1, 2011
Cash and cash equivalents	$1,480
Accounts receivable	4,517
Deferred income taxes	1.868
Inventories	1,222
Other current assets	1,403
Medical equipment	7,540
Property and equipment	234
Intangible assets	22,150
Other assets	79
Total identifiable assets	40,493

Accounts payable	1,972
Accrued expenses	1,905
Other liabilites	1,618
Deferred income taxes	9,523
Capital leases	4,763
Total liabilities assumed	19,781
Net identifiable assets acquired	20,712
Non controlling interests	(379)
Goodwill	39,686
Net assets acquired	$60,019

As of December 31, 2011, we were substantially complete with our purchase price allocation, with the exception of income taxes, for which we will utilize additional information as we complete and file our related tax returns. We expect to finalize all aspects of the valuation and complete the purchase price allocation as soon as practicable, but no later than one year from the Acquisition Date.

In the second quarter of 2012, we recorded a measurement adjustment of $0.3 million, increasing the fair values of goodwill and accrued expenses assumed in the acquisition as of the acquisition date.  We have retrospectively adjusted the previously reported fair values of goodwill and accrued expenses in the table above.

The valuation of the intangible assets acquired and related amortization periods are as follows:

	Valuation	Amortization Period
	(in thousands)	(in years)
Customer relationships	$17,669	8
Trade names	4,264	10
Proprietary software	217	3
Total	$22,150

The $39.7 million of goodwill was assigned to our outsourcing segment. The goodwill recognized is attributable primarily to strategic and synergistic opportunities across Emergent Group, the assembled workforce of Emergent Group and other factors. The goodwill recognized is not deductible for income tax purposes.

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

The amounts of revenue and net income of Surgical Services included in the Company’s consolidated statements of operations from the Acquisition Date to December 31, 2011 are as follows:

(in thousands)	Revenue and income included in the consolidated statements of operations from April 1, 2011 to December 31, 2011
Revenue	$25,421
Net income attributable to Universal Hospital Services, Inc.	(1,805)

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

Year Ended
(in thousands)	December 31, 2011
Pro forma consolidated results
Revenue	$362,985
Net loss attributable to Universal Hospital Services, Inc.	(20,339)

Year Ended
(in thousands)	December 31, 2010
Pro forma consolidated results
Revenue	$341,717
Net loss attributable to Universal Hospital Services, Inc.	(34,096)

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Surgical Services to reflect the additional depreciation, amortization and interest that would have been charged assuming that both the fair value adjustments, primarily to medical equipment and intangible assets, and draws on the line of credit to fund the acquisition had been applied on January 1, 2010, as applicable, together with the consequential tax effects.

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

The following table summarizes the impact of acquisitions completed during 2011 related to goodwill at December 31, 2011:

(in thousands)	Goodwill

Balance at December 31, 2010	$280,211
Acquisition of Emergent Group Inc.	39,686
Other acquisitions	6,014
Balance at December 31, 2011	$325,911

The Company expensed $3.5 million of acquisition and integration related costs for the year ended December 31, 2011, of which approximately $3.3 million was related to the April 1, 2011 Emergent Group acquisition. These costs are included in the line item entitled “acquisition and integration expenses” in the accompanying consolidated statements of operations and are comprised of the following items:

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

6.             Selected Financial Statement Information

Property and Equipment

Our property and equipment at December 31, consists of the following:

(in thousands)	2011	2010
Medical Equipment	$491,629	$413,975
Less: Accumulated depreciation	(255,742)	(207,133)
Medical equipment, net	235,887	206,842
Leasehold improvements	11,181	7,386
Office equipment and vehicles	47,221	38,778
	58,402	46,164
Less: Accumulated depreciation and amortization	(29,942)	(25,402)
Property and office equipment, net	28,460	20,762
Total property and equipment, net	$264,347	$227,604

Property and equipment financed under capital leases, net	$18,134	$11,944

Other Intangible Assets and Goodwill

Our other intangible assets and goodwill as of December 31, 2011 and 2010, by reporting segment, consist of the following:

	Customer	Supply	Technology	Non-Compete	Favorable Lease
(in thousands)	Relationships	Agreement	Databases	Agreements	Agreements	Trade Names	Goodwill
Medical Equipment Outsourcing
Balance at January 1, 2010	$51,071	$20,833	$—	$83	$—	$143,000	$205,953
Amortization	(8,929)	(2,678)	—	(18)	—	—	—
Balance at December 31, 2010	42,142	18,155	—	65	—	143,000	205,953
Acquisition of the former Emergent Group Inc.	17,669	—	217	—	—	4,264	39,686
Other Acquisitions	3,600	—	—	140	—	—	6,014
Amortization	(10,002)	(2,905)	(54)	(27)	—	(4,264)	—
Balance at December 31, 2011	53,409	15,250	163	178	—	143,000	251,653

Technical and Professional Services
Balance at January 1, 2010	7,212	—	—	—	—	23,000	55,655
Amortization	(692)	—	—	—	—	—	—
Balance at December 31, 2010	6,520	—	—	—	—	23,000	55,655
Amortization	(692)	—	—	—	—	—	—
Balance at December 31, 2011	5,828	—	—	—	—	23,000	55,655

Sales and Remarketing
Balance at January 1, 2010	—	—	—	—	—	—	18,603
Amortization	—	—	—	—	—	—	—
Balance at December 31, 2010	—	—	—	—	—	—	18,603
Amortization	—	—	—	—	—	—	—
Balance at December 31, 2011	—	—	—	—	—	—	18,603

Corporate and Unallocated
Balance at January 1, 2010	—	—	3,383	—	71	—	—
Amortization	—	—	(1,400)	—	(21)
Balance at December 31, 2010	—	—	1,983	—	50	—	—
Amortization	—		(1,400)	—	(21)
Balance at December 31, 2011	—	—	583	—	29	—	—

Total
Balance at January 1, 2010	58,283	20,833	3,383	83	71	166,000	280,211
Amortization	(9,621)	(2,678)	(1,400)	(18)	(21)	—	—
Balance at December 31, 2010	48,662	18,155	1,983	65	50	166,000	280,211
Acquisition of the former Emergent Group Inc.	17,669	—	217	—	—	4,264	39,686
Other Acquisitions	3,600	—	—	140	—	—	6,014
Amortization	(10,694)	(2,905)	(1,454)	(27)	(21)	(4,264)	—
Balance at December 31, 2011	$59,237	$15,250	$746	$178	$29	$166,000	$325,911

Total amortization expense related to intangible assets was approximately $19.4, $13.7 and $14.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011, management performed its required annual testing of impairment of goodwill as well as indefinite-lived medical equipment outsourcing and technical and professional services trade names. Fair values were estimated using estimates, judgments, and assumptions (see Note 2, Significant Accounting Policies) that management believes were appropriate in the circumstances. There is no aggregate goodwill impairment for any of the periods presented in our consolidated financial statements.

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

Our consolidated balance sheet as of December 31, 2011 reflects the decrease in shareholders’ equity for dividends paid to Parent shareholders and distributions to vested option holders on July 1, 2011, options that vested at December 31, 2011, which were not yet paid, as well as estimated amounts to be paid to holders of options expected to vest on December 31, 2012 through 2015 based on an estimated option forfeiture rate of 2% annually. Our consolidated balance sheet also reflects the related current dividend payable and long-term dividend payable included in Payable to Parent.

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

The Company was in compliance with all financial debt covenants for all periods presented.

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
$671,097

9.         Commitments and Contingencies

Rental expenses were approximately $10.3, $8.6 and $8.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2011, the Company was committed under various non-cancellable operating leases for its district, corporate and other operating locations with annual rental commitments for each of the years ending December 31, 2012 to 2016 and thereafter of the following:

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

For the twelve months ended December 31, 2011, we recognized recalled equipment net gains of approximately $15.4 million of which approximately $13.7 million were non-cash gains. Non-cash gains resulted from receiving a replacement pump for a recalled pump rather than receiving a direct cash reimbursement. The gains are a result of the fair market value of the replacement pump less the net book value of the recalled pump. Such gains have been recognized as an offset to cost of sales in our consolidated statements of operations.

At December 31, 2011, we owned approximately 5,900 of the applicable pumps. We are continuing the process of evaluating the course of action that best meets the infusion technology needs of our customers and our business. As such, we expect to continue to recognize gains and also expect to increase purchases of infusion pumps to replace recalled units as they are accepted by the equipment manufacturer. During the first three quarters of 2012, we recognized recalled equipment net gains of $18.6 million (originally disclosed that we expected to recognize between $7.0 and $10.0 million).

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

Amendment to Vesting Provisions of Option Agreements

On August 11, 2010, the compensation committee of our Board of Directors recommended, and the Board of Directors (the “Parent Board”) of UHS Holdco, Inc. approved, an amendment (the “Amendment”) to the vesting provisions contained in all outstanding option agreements of participants in the 2007 Stock Option Plan who were employed by Parent or us as of the effective date of the Amendment, or served on our Board of Directors through that date.  Performance vesting options granted under the original terms of the 2007 Stock Option Plan vested over a six-year period with one-sixth vesting on December 31 of each year of the six-year period, subject to the option holder not ceasing employment with Parent or us, and prior to the effectiveness of the Amendment, subject to our attainment of either an adjusted EBITDA target for current fiscal year, or an aggregate adjusted EBITDA target calculated in each subsequent fiscal year, as provided in the respective form of option agreement.  The Amendment, among other things, did away with the requirement that the EBITDA-based performance objectives be achieved in order for performance vesting options to vest, in effect providing for time-based vesting of these options rather than performance vesting.  The Amendment did not change the number of options granted, the strike price, or any continued service requirements.  The Amendment also provided for the acceleration of vesting, for 2007 Stock Option Plan participants who were employed by Parent or us as of the effective date of the Amendment and who were granted options prior to December 31, 2009, of options (the “Accelerated Options”) to purchase approximately 2,996,000 shares of common stock of Parent that were eligible for vesting on December 31, 2009, but did not vest because we did not achieve the applicable adjusted EBITDA target for the fiscal year ended December 31, 2009.  At the time vesting was accelerated, the Accelerated Options remained eligible for vesting in future years based on our achievement of an aggregate adjusted EBITDA target.  Except as described above, all other terms and conditions applicable to the Accelerated Options remain in effect. The Amendment also amended the provisions relating to time vesting options granted under the 2007 Stock Option Plan to achieve greater consistency between the treatment of these options and the treatment of performance vesting options in the event of a sale of substantially all of the assets of Parent or us.

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

14.      Employee Benefit Plans

ASC Topic 718, “Compensation — Retirement Benefits” requires employers to recognize the under- funded or over funded status of a defined benefit post retirement plan as an asset or liability in its statements of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, ASC Topic 718 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. At the time of adoption of ASC Topic 718, the full funded status of our defined benefit post retirement plan had been recognized in prior years’ purchase accounting due to the Transaction. The adoption had no impact to the measurement date used in our year-end statement of financial position as related to our noncontributory defined benefit pension plan.

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

	Year Ended December 31,
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

The Company is self-insured for employee health care up to $130,000 per member per plan year and aggregate claims up to 125% of expected claims per plan year. Also, the Company purchases workers’ compensation and automobile liability coverage with related deductibles. The Company is liable for up to $250,000 per individual workers’ compensation claim and up to $250,000 per accident for automobile liability claims. Self-insurance and deductible costs are included in other accrued expenses in the consolidated balance sheets and are accrued based upon the aggregate of the liability for reported claims and an actuarially determined estimated liability for claims development and incurred but not reported.

15.      Income Taxes

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2011	2010	2009
Current - State	$385	$291	$221
Current - Federal	—	—	57
Deferred	(8,728)	1,401	(11,767)
	$(8,343)	$1,692	$(11,489)

Reconciliations between the Company’s effective income tax rate and the U.S. statutory rate follow:

	Year Ended December 31,
	2011	2010	2009
Statutory U.S. Federal income tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of U.S. Federal income tax	(3.4)	(4.0)	(4.8)
Valuation allowance	5.8	42.2	—
Permanent items	2.3	1.0	0.7
Deferred item adjustments	2.7	2.0	0.9
Effective income tax rate	(27.6)%	6.2%	(38.2)%

The components of the Company’s overall deferred tax assets and liabilities at December 31, 2011 and 2010, are as follows:

	December 31,	December 31,
(in thousands)	2011	2010
Deferred tax assets
Accounts receivable	$753	$780
Accrued compensation and pension	8,593	7,701
Inventories	494	335
Other assets	2,263	3,836
Unrealized loss on cash flow hedge	1,868	6,372
Unrealized loss on pension	4,464	2,818
Net operating loss carryforwards	62,577	50,263
Deferred tax assets	81,012	72,105
Valuation allowance	(15,052)	(11,958)
Deferred tax assets	65,960	60,147

Deferred tax liabilities
Accelerated depreciation and amortization	(128,503)	(118,403)
Prepaid assets	(786)	(692)
Total deferred tax liabiliites	(129,289)	(119,095)

Net deferred tax liability	$(63,329)	$(58,948)

At December 31, 2011, the Company had available unused federal net operating loss carryforwards of approximately $159.4 million. The net operating loss carryforwards will expire at various dates from 2020 through 2030.

We evaluate the recoverability of our deferred tax assets by scheduling the expected reversals of deferred tax assets and liabilities in order to determine whether net operating loss carry forwards are recoverable prior to expiration. During 2010, we determined that it was no longer more likely than not that all of our net operating loss carry forwards will be recovered prior to their expiration based on the expected reversals of these deferred tax assets and liabilities, future earnings, or other assumptions. Accordingly, we established a valuation allowance of $12.0 million during 2010 to recognize this uncertainty. The 2011 acquisitions of the stock of Emergent Group and the stock of a surgical laser equipment service provider resulted in the recording of larger deferred tax liabilities than deferred tax assets on the opening balance sheets for each acquisition.  This was due to deferred tax liabilities that were recorded for intangible and fixed assets.  Together, each of these discrete events, at the date of acquisition, had the effect of reducing our valuation allowance by approximately $9.0 million, although this amount was offset by approximately $1.8 million of additional valuation allowance resulting from year-to-date losses.  In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

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

Consolidating Balance Sheets

(In thousands, except share and per share information)

	At December 31, 2011
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$1,161	$—	$1,161
Accounts receivable, less allowance for doubtful accounts	64,898	5,694	—	70,592
Due from (to) affiliates	3,089	(3,089)	—	—
Inventories	4,681	1,342	—	6,023
Deferred income taxes	9,525	435	—	9,960
Other current assets	3,855	537	—	4,392
Total current assets	86,048	6,080	—	92,128

Property and equipment, net:
Medical equipment, net	227,234	8,653	—	235,887
Property and office equipment, net	28,116	344	—	28,460
Total property and equipment, net	255,350	8,997	—	264,347

Other long-term assets:
Goodwill	283,141	42,770	—	325,911
Investment in subsidiary	58,214	—	(58,214)	—
Other intangibles, net	223,487	17,953	—	241,440
Other, primarily deferred financing costs, net	13,036	70	—	13,106
Total assets	$919,276	$75,870	$(58,214)	$936,932

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$4,253	$1,374	$—	$5,627
Interest rate swap	4,755	—	—	4,755
Book overdrafts	3,614	—	—	3,614
Accounts payable	29,852	1,507	—	31,359
Accrued compensation	10,084	1,487	—	11,571
Accrued interest	4,937	—	—	4,937
Dividend payable	771	—	—	771
Other accrued expenses	8,788	1,564	—	10,352
Total current liabilities	67,054	5,932	—	72,986

Long-term debt, less current portion	663,649	1,821	—	665,470
Pension and other long-term liabilities	11,328	1,653	—	12,981
Payable to Parent	19,019	—	—	19,019
Deferred income taxes	65,425	7,864	—	73,289

Commitments and contingencies

Total equity
Common stock	—	—	—	—
Additional paid-in capital	214,294	60,019	(60,019)	214,294
Accumulated deficit	(107,861)	(1,805)	—	(109,666)
Accumulated earnings in subsidiary	(1,805)	—	1,805	—
Accumulated other comprehensive loss	(11,827)	—	—	(11,827)
Total Universal Hospital Services, Inc. equity	92,801	58,214	(58,214)	92,801
Non controlling interest	—	386	—	386
Total equity	92,801	58,600	(58,214)	93,187
Total liabilities and equity	$919,276	$75,870	$(58,214)	$936,932

Consolidating Statements of Operations

(In thousands)

	For the twelve months ended December 31, 2011
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Revenue
Medical equipment outsourcing	$250,489	$25,421	$—	$275,910
Technical and professional services	54,058	—	—	54,058
Medical equipment sales and remarketing	25,188	—	—	25,188
Total revenues	329,735	25,421	—	355,156

Cost of Sales
Cost of medical equipment outsourcing	84,030	13,673	—	97,703
Cost of technical and professional services	40,518	—	—	40,518
Cost of medical equipment sales and remarketing	19,734	—	—	19,734
Medical equipment depreciation	65,928	2,104	—	68,032
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	210,210	15,777	—	225,987
Gross margin	119,525	9,644	—	129,169

Selling, general and administrative	91,258	9,690	—	100,948
Acquisition and integration expenses	1,802	1,681	—	3,483
Operating income	26,465	(1,727)	—	24,738

Equity in earnings of subsidiary	(1,354)	—	1,354	—
Interest expense	54,779	241	—	55,020
Loss before income taxes and non controlling interest	(29,668)	(1,968)	1,354	(30,282)

Benefit for income taxes	(7,729)	(614)	—	(8,343)
Consolidated net loss	(21,939)	(1,354)	1,354	(21,939)
Net income attributable to non controlling interest	451	451	(451)	451
Net loss attributable to Universal Hospital Services, Inc.	$(22,390)	$(1,805)	$1,805	$(22,390)

Consolidating Statements of Comprehensive Income (Loss)

(In thousands)

	At December 31, 2011
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Consolidated net loss	$(21,939)	$(1,354)	$1,354	$(21,939)
Other comprehensive income (loss)
Loss on minimum pension liability, net of tax	(4,136)	—	—	(4,136)
Gain on cash flow hedge, net of tax	7,088	—	—	7,088
Total other comprehensive income	2,952	—	—	2,952
Comprehensive loss	(18,987)	(1,354)	1,354	(18,987)
Comprehensive income attributable to non controlling interest	451	451	(451)	451
Comprehensive loss attributable to Universal Hospital Services, Inc.	$(19,438)	$(1,805)	$1,805	$(19,438)

Consolidating Statements of Cash Flows

(In thousands)

	For the twelve months ended December 31, 2011
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Cash flows from operating activities:
Consolidated net loss	$(20,585)	$(1,354)	$—	$(21,939)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	75,004	2,244	—	77,248
Amortization of intangibles, deferred financing costs and bond premium	15,964	6,036	—	22,000
Provision for doubtful accounts	907	(8)	—	899
Provision for inventory obsolescence	134	—	—	134
Non-cash stock-based compensation expense	4,276	—	—	4,276
Non-cash gain on trade-in of recalled equipment	(13,710)	—	—	(13,710)
Loss (gain) on sales and disposals of equipment	(1,902)	6	—	(1,896)
Deferred income taxes	(7,342)	(1,386)	—	(8,728)
Changes in operating assets and liabilities:
Accounts receivable	(5,843)	(827)	—	(6,670)
Due from (to) affiliates	(3,089)	3,089	—	—
Inventories	(53)	(20)	—	(73)
Other operating assets	(715)	899	—	184
Accounts payable	5,955	(597)	—	5,358
Other operating liabilities	(284)	892	—	608
Net cash provided by operating activities	48,717	8,974	—	57,691
Cash flows from investing activities:
Medical equipment purchases	(75,747)	(1,814)	—	(77,561)
Property and office equipment purchases	(9,488)	(69)	—	(9,557)
Proceeds from disposition of property and equipment	3,864	5	—	3,869
Acquisitions, net of cash acquired	(66,519)	(4,931)	1,480	(69,970)
Net cash used in investing activities	(147,890)	(6,809)	1,480	(153,219)
Cash flows from financing activities:
Proceeds under senior secured credit facility	166,250	—	—	166,250
Payments under senior secured credit facility	(204,650)	—	—	(204,650)
Payments of principal under capital lease obligations	(4,267)	(1,568)	—	(5,835)
Payoff of acquired debt	—	(472)	—	(472)
Payment of deferred financing costs	(4,458)	—	—	(4,458)
Proceeds from issuance of bonds	178,938	—	—	178,938
Accrued interest received from bondholders	661	—	—	661
Accrued interest paid to bondholders	(661)			(661)
Distributions to non controlling interests	—	(451)	—	(451)
Contributions from new members to limited liability companies	—	7	—	7
Proceeds from exercise of Parent company stock options	41	—	—	41
Dividend payment	(32,729)	—	—	(32,729)
Change in book overdrafts	48	—	—	48
Net cash provided by (used in) financing activities	99,173	(2,484)	—	96,689
Net change in cash and cash equivalents	—	(319)	1,480	1,161

Cash and cash equivalents at the beginning of period	—	1,480	(1,480)	—
Cash and cash equivalents at the end of period	$—	$1,161	$—	$1,161

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

The Company identifies its segments based on its organizational structure and its internal reporting.

	Year Ended December 31,
(in thousands)	2011	2010	2009
Medical Equipment Outsourcing
Net Sales	$275,910	$245,145	$232,623
Medical equipment depreciation	68,032	69,496	64,267
Gross margin	110,175	89,439	84,803
Assets	461,285	409,315	420,940
Amortization	17,252	11,625	11,793
Technical and Professional Services
Net Sales	54,058	44,426	42,395
Gross margin	13,540	12,736	11,856
Assets	84,483	85,175	85,867
Amortization	692	692	692
Medical Equipment Sales and Remarketing
Net Sales	25,188	22,541	22,186
Gross margin	5,454	6,199	4,009
Assets	18,603	18,603	18,603
Corporate and Unallocated
Assets	372,561	319,935	309,993
Amortization and Depreciation	10,636	9,926	10,295
Capital Expenditures	87,118	76,998	53,527
Total Company Assets, Amortization and Depreciation and Capital Expenditures
Assets	936,932	833,028	835,403
Amortization and Depreciation	96,612	91,739	87,047
Capital Expenditures	87,118	76,998	53,527
Total Gross Margin and Reconciliation to Loss Before Income Taxes
Total gross margin	$129,169	$108,374	$100,668
Selling, general and administrative	100,948	89,336	84,225
Acquisiton and integration expense	3,483	—	—
Interest expense	55,020	46,457	46,505
Loss before income taxes	$(30,282)	$(27,419)	$(30,062)

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

20.  Restatement

For the years ended December 31, 2011 and 2010, the Company recorded $15.8 million and $5.3 million, respectively, of gains from both non-monetary and cash refunds on recalled infusion pumps within revenues.  Non-cash gains result from receiving a replacement pump for a recalled pump.  The gains are a result of the fair market value of the replacement pump less the net book value of the recalled pump. The infusion pump recall program began in 2010 and ended in July 2012.  The Company has determined that the gains should have been presented as a reduction of cost of sales. As a result, the Company is restating its consolidated financial statements and related disclosures to recognize a reduction of both revenue and costs of sales for the years ended December 31, 2011 and 2010 for this item.  In addition, the Company also chose to correct certain tax items that were immaterial individually and in the aggregate. These other tax corrections related to a $1.0 million adjustment to deferred taxes recorded in connection with a 2011 acquisition and the corresponding impact on the goodwill and valuation allowance balances; $0.3 million increase to taxes payable and the provision for income taxes; and a $2.4 million reclassification between the deferred income tax asset and deferred income tax liability.

The table below presents the effects of the restatement on the consolidated balance sheet (in thousands):

	As of December 31, 2011
	Previously Reported	Adjustments	Restated
Assets
Deferred income taxes	$12,328	$(2,368)	$9,960
Total current assets	94,496	(2.368)	92.128
Goodwill	326,618	(707)	325,911
Total assets	940,007	(3,075)	936,932
Liabilities and Shareholders’ Equity
Other accrued expenses	9,720	632	10,352
Total current liabilities	72,354	632	72.986
Deferred income taxes	75,657	(2,368)	73,289
Accumulated deficit	(108,327)	(1,339)	(109,666)
Total Universal Hospital Services, Inc. equity	94,140	(1,339)	92,801
Total equity	94,526	(1,339)	93,187
Total liabilities and equity	940,007	(3,075)	936,932

The tables below present the effects of the restatement on the consolidated statements of operations (in thousands):

	For the twelve months ended December 31, 2011
	Previously Reported	Adjustments	Restated
Revenue
Medical equipment outsourcing	$291,753	$(15,843)	$275,910
Technical and professional services	54,058	—	54,058
Medical equipment sales and remarketing	25,188	—	25,188
Total revenues	370,999	(15,843)	355,156
Cost of Sales
Cost of medical equipment outsourcing	113,546	(15,843)	97,703
Cost of technical and professional services	40,518	—	40,518
Cost of medical equipment sales and remarketing	19,734	—	19,734
Medical equipment depreciation	68,032	—	68,032
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	241,830	(15,843)	225,987
Gross margin	129,169	—	129,169
Provision (benefit) for income taxes	(9,682)	(1,339)	(8,343)
Consolidated net loss	(20,600)	(1,339)	(21,939)
Net loss attributable to Universal Hospital Services, Inc.	(21,051)	(1,339)	(22,390)

	For the twelve months ended December 31, 2010
	Previously Reported	Adjustments	Restated
Revenue
Medical equipment outsourcing	$250,455	$(5,310)	$245,145
Technical and professional services	44,426	—	44,426
Medical equipment sales and remarketing	22,541	—	22,541
Total revenues	317,422	(5,310)	312,112
Cost of Sales
Cost of medical equipment outsourcing	91,520	(5,310)	86,210
Cost of technical and professional services	31,690	—	31,690
Cost of medical equipment sales and remarketing	16,342	—	16,342
Medical equipment depreciation	69,496	—	69,496
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	209,048	(5,310)	203,738
Gross margin	108,374	—	108,374

The table below present the effects of the restatement on the consolidated statements of comprehensive income (in thousands):

	For twelve months ended December 31, 2011
	Previously Reported	Adjustments	Restated

Consolidated net loss	$(20,600)	$(1,339)	$(21,939)
Comprehensive loss	(17,648)	(1,339)	(18,987)
Comprehensive loss attributable to Universal Hospital Services Inc.	(18,099)	(1,339)	(19,438)

The table below present the effects of the restatement on the consolidated statements of cash flows (in thousands):

	For twelve months ended December 31, 2011
	Previously Reported	Adjustments	Restated
Cash flows from operating activities:
Consolidated net loss	$(20,600)	$(1,339)	$(21,939)
Deferred income taxes	(10,067)	1,339	(8,728)
Net cash provided by operating activities	$57,691	$—	$57,691