Form 10-Q/A
period 2012-03-31
UNIVERSAL HOSPITAL SERVICES INC
filed 2012-11-07
CIK 886171

UNITED STATES

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) amends and restates the Quarterly Report on Form 10-Q of Universal Hospital Services, Inc. (the “Company”) for the quarter ended March 31, 2012, as originally filed with the Securities and Exchange Commission (the “SEC”) on May 14, 2012 (the “Original Filing”).  This Form 10-Q/A is being filed to restate the Company’s consolidated financial statements in Item 1 and related disclosures (including certain amounts and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2) for the quarter ended March 31, 2012, as discussed in Note 16 to the consolidated financial statements included in Item 1, as well as Item 4 Controls and Procedures.

The Company’s consolidated financial statements included in the Original Filing reflected $2.7 million and $1.3 million of gains from both non-monetary and cash refunds on recalled infusion pumps within revenues for the quarters ended March 31, 2012 and 2011, respectively.  The Company has determined that the gains should have been presented as a reduction of cost of sales. As a result, in this Form 10-Q/A, the Company is restating its consolidated financial statements and related disclosures to recognize a reduction of both revenue and costs of sales for the quarters ended March 31, 2012 and 2011 for this item.  Such adjustments have no impact on gross margin, operating income, net income or cash flows.

In connection with this restatement, the Company also chose to correct certain tax items that were immaterial individually and in the aggregate. These other tax corrections related to a $1.0 million adjustment to deferred taxes recorded in connection with a 2011 acquisition and the corresponding impact on the goodwill and valuation allowance balances and $0.3 million decrease to the provision for income taxes.

Although this Form 10-Q/A supersedes the Original Filing in its entirety, this Form 10-Q/A only amends and restates Items 2, and 4 solely as a result of, and to reflect the restatement and measurement adjustment referred to above, and no other information in the Original Filing is amended hereby. While the foregoing items have been updated, this amended report does not reflect any other events occurring after the Original Filing. In addition, currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively. The Company will also file an amended Form 10-Q for the second quarter of 2012.

Universal Hospital Services, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements — Unaudited

Universal Hospital Services, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share information)

(unaudited)

	March 31,
	2012	December 31,
	(As Restated)	2011
Assets
Current assets:
Cash and cash equivalents	$202	$1,161
Accounts receivable, less allowance for doubtful accounts of $1,946 at March 31, 2012 and $1,922 at December 31, 2011	77,632	70,592
Inventories	8,011	6,023
Deferred income taxes	10,457	9,960
Other current assets	6,206	4,392
Total current assets	102,508	92,128

Property and equipment, net:
Medical equipment, net	239,117	235,887
Property and office equipment, net	30,388	28,460
Total property and equipment, net	269,505	264,347

Other long-term assets:
Goodwill	334,366	325,911
Other intangibles, net	243,028	241,440
Other, primarily deferred financing costs, net	12,041	13,106
Total assets	$961,448	$936,932

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,686	$5,627
Interest rate swap	1,922	4,755
Book overdrafts	565	3,614
Accounts payable	32,880	31,359
Accrued compensation	16,328	11,571
Accrued interest	18,779	4,937
Dividend payable	780	771
Other accrued expenses	10,877	10,352
Total current liabilities	87,817	72,986

Long-term debt, less current portion	673,903	665,470
Pension and other long-term liabilities	13,492	12,981
Payable to Parent	19,472	19,019
Deferred income taxes	74,984	73,289

Commitments and contingencies (Note 9)

Equity
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Additional paid-in capital	214,294	214,294
Accumulated deficit	(112,810)	(109,666)
Accumulated other comprehensive loss	(10,107)	(11,827)
Total Universal Hospital Services, Inc. equity	91,377	92,801
Non controlling interest	403	386
Total equity	91,780	93,187
Total liabilities and equity	$961,448	$936,932

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2012 (As Restated)	2011 (As Restated)
Revenue
Medical equipment outsourcing	$77,384	$64,914
Technical and professional services	20,129	10,870
Medical equipment sales and remarketing	6,368	5,606
Total revenues	103,881	81,390

Cost of Sales
Cost of medical equipment outsourcing	29,323	23,111
Cost of technical and professional services	15,768	7,884
Cost of medical equipment sales and remarketing	4,753	4,300
Medical equipment depreciation	16,906	17,166
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	66,750	52,461
Gross margin	37,131	28,929

Selling, general and administrative	27,659	22,381
Acquisition and integration expenses	104	774
Operating income	9,368	5,774

Interest expense	15,499	11,706
Loss before income taxes and non controlling interest	(6,131)	(5,932)

Provision (benefit) for income taxes	(3,169)	214
Consolidated net loss	$(2,962)	$(6,146)
Net income attributable to non controlling interest	182	—
Net loss attributable to Universal Hospital Services, Inc.	$(3,144)	$(6,146)

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2012 (As Restated)	2011
Consolidated net loss	$(2,962)	$(6,146)
Other comprehensive income:
Gain on cash flow hedge, net of tax	1,720	1,701
Total other comprehensive income	1,720	1,701
Comprehensive loss	(1,242)	(4,445)
Comprehensive income attributable to non controlling interest	182	—
Comprehensive loss attributable to Universal Hospital Services, Inc.	$(1,424)	$(4,445)

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2012
	(As Restated)	2011
Cash flows from operating activities:
Consolidated net loss	$(2,962)	$(6,146)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	19,574	19,296
Amortization of intangibles, deferred financing costs and bond premium	4,749	4,035
Provision for doubtful accounts	168	164
Provision for inventory obsolescence	55	22
Non-cash stock-based compensation expense	1,075	1,098
Non-cash gain on trade-in of recalled equipment	(1,356)	(710)
Gain on sales and disposals of equipment	(436)	(302)
Deferred income taxes	(2,279)	2,941
Changes in operating assets and liabilities:
Accounts receivable	(6,245)	(29)
Inventories	(1,244)	34
Other operating assets	(1,633)	(493)
Accounts payable	(1,692)	(1,590)
Other operating liabilities	16,256	6,862
Net cash provided by operating activities	24,030	25,182
Cash flows from investing activities:
Medical equipment purchases	(12,560)	(25,188)
Property and office equipment purchases	(1,639)	(1,833)
Proceeds from disposition of property and equipment	958	538
Acquisitions, net of cash acquired	(11,445)	—
Net cash used in investing activities	(24,686)	(26,483)
Cash flows from financing activities:
Proceeds under senior secured credit facility	31,600	21,500
Payments under senior secured credit facility	(23,100)	(20,200)
Payments of principal under capital lease obligations	(1,813)	—
Payoff of acquired debt	(3,163)	(1,090)
Distributions to non controlling interests	(182)	—
Contributions from new members to limited liability companies	17	—
Proceeds from exercise of parent company stock options	150	—
Dividend and equity distribution payments	(763)	—
Change in book overdrafts	(3,049)	1,091
Net cash provided by (used in) financing activities	(303)	1,301
Net change in cash and cash equivalents	(959)	—

Cash and cash equivalents at the beginning of period	1,161	—
Cash and cash equivalents at the end of period	$202	$—

Supplemental cash flow information:
Interest paid	$965	$1,090
Income taxes paid	$487	$87
Non-cash activities:
Medical equipment purchases included in accounts payable (at end of period)	$10,551	$13,533
Capital lease additions	$2,070	$1,150

Universal Hospital Services, Inc.

NOTES TO CONSOLIDATED UNAUDITED QUARTERLY FINANCIAL STATEMENTS

1.                                      Basis of Presentation

The interim consolidated financial statements included in this Quarterly Report on Form 10-Q/A have been prepared by Universal Hospital Services, Inc. (“we”, “our”, “us”, the “Company”, or “UHS”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2011 Annual Report on Form 10-K/A filed with the SEC.

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

A description of our significant accounting policies is included in our 2011 Annual Report on Form 10-K/A. There have been no material changes to these policies for the quarter ended March 31, 2012.

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

The amounts of revenue and net income of Surgical Services included in the Company’s consolidated statements of operations from the April 1, 2011 to March 31, 2012 are as follows:

	Revenue and income included in the Consolidated Statements of Operations from:
(in thousands)	January 1, 2012 to March 31, 2012	April 1, 2011 to December 31, 2011
Revenue	$11,841	$25,421
Net income attributable to Emergent Group	(91)	(1,805)

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

Three Months Ended
(in thousands)	March 31, 2011
Revenue	$89,218
Net loss attributable to Universal Hospital Services, Inc.	(8,723)

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

			Accumulated
	Additional		Other
(in thousands)	Paid-in	Accumulated	Comprehensive	Non controlling	Total
(unaudited)	Capital	Deficit	Loss	Interests	Equity

Balance at December 31, 2011	$214,294	$(109,666)	$(11,827)	$386	$93,187
Net income (loss)	—	(3,144)	—	182	(2,962)
Unrealized gain on cash flow hedge, net of tax of $1,113	—	—	1,720	—	1,720
Cash distributions to non controlling interests	—	—	—	(182)	(182)
Contributions from new members to non controlling interests	—	—	—	17	17
Balance at March 31, 2012	$214,294	$(112,810)	$(10,107)	$403	$91,780

			Accumulated
	Additional		Other
	Paid-in	Accumulated	Comprehensive	Non controlling	Total
(in thousands)	Capital	Deficit	Loss	Interests	Equity

Balance at December 31, 2010	$248,794	$(87,276)	$(14,779)	$—	$146,739
Net loss	—	(6,146)	—	—	$(6,146)
Unrealized gain on cash flow hedge, net of tax of $1,086	—	—	1,701	—	$1,701
Balance at March 31, 2011	$248,794	$(93,422)	$(13,078)	$—	$142,294

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

The interest rate swap agreement qualifies for cash flow hedge accounting under ASC Topic 815, Derivatives and Hedging. Both at inception and on an on-going basis, we must perform an effectiveness test.  In accordance with ASC Topic 815, the fair value of the interest rate swap agreement at March 31,

2012 is included as a cash flow hedge on our balance sheet.  The change in fair value was recorded as a component of accumulated other comprehensive loss on our balance sheet, net of tax, since the instrument was determined to be an effective hedge at March 31, 2012.  We expect to reclassify approximately $1.3 million into earnings, net of tax, currently recorded in accumulated other comprehensive loss, in the next two months.

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

As of March 31, 2012, the Company was in compliance with all financial covenants under the Senior Secured Credit Facility and the second lien senior indenture which governs our PIK Toggle Notes and Floating Rate Notes.

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

For the three months ended March 31, 2012, we recognized recalled equipment net gains of approximately $2.5 million, net of costs associated with the retirement of the recalled pumps, of which approximately $1.4 million were non-cash gains. Non-cash gains result from receiving a replacement pump for a recalled pump rather than receiving a direct cash reimbursement. The gains are a result of the fair market value of the replacement pump less the net book value of the recalled pump. Such gains have been recognized as an offset to cost of sales in our consolidated statements of operations.

At March 31, 2012, we owned approximately 4,575 of the applicable pumps. We are continuing the process of evaluating the course of action that best meets the infusion technology needs of our customers and our business. As such, we expect to continue to recognize gains and also expect to increase purchases of infusion pumps to replace recalled units as they are accepted by the equipment manufacturer. During the next two quarters of 2012, we recognized recalled equipment net gains of $16.1 million (originally disclosed that we expected to recognize between $4.5 and $7.5 million).

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

12.                               Segment Information

Our reporting segments consist of Medical Equipment Outsourcing, Technical and Professional Services, and Medical Equipment Sales and Remarketing. Certain operating information for our segments as well as a reconciliation of total Company gross margin to loss before income tax was as follows:

Medical Equipment Outsourcing

(in thousands)

	Three Months Ended March 31,
	2012	2011
Revenues	$77,384	$64,914
Cost of revenue	29,323	23,111
Medical equipment depreciation	16,906	17,166
Gross margin	$31,155	$24,637

Technical and Professional Services

(in thousands)

	Three Months Ended March 31,
	2012	2011
Revenues	$20,129	$10,870
Cost of revenue	15,768	7,884
Gross margin	$4,361	$2,986

Medical Equipment Sales and Remarketing

(in thousands)

	Three Months Ended March 31,
	2012	2011
Revenues	$6,368	$5,606
Cost of revenue	4,753	4,300
Gross margin	$1,615	$1,306

Total Gross Margin and Reconciliation to Loss Before Income Tax

(in thousands)

	Three Months Ended March 31,
	2012	2011
Total gross margin	$37,131	$28,929
Selling, general and administrative	27,659	22,381
Acquisition and integration expenses	104	774
Interest expense	15,499	11,706
Loss before income tax	$(6,131)	$(5,932)

Total Assets by Reporting Segment

(in thousands)

	March 31,	December 31,
	2012	2011
Medical Equipment Outsourcing	$467,218	$461,285
Technical and Professional Services	84,310	84,483
Medical Equipment Sales and Remarketing	18,603	18,603
Corporate and Unallocated	391,317	372,561
Total Company Assets	$961,448	$936,932

13.                               Pension Plan

The components of net periodic pension costs are as follows:

	Three Months Ended March 31,
(in thousands)	2012	2011
Interest cost	$274	$273
Expected return on plan assets	(320)	(309)
Recognized net actuarial loss	177	84
Net periodic cost	$131	$48

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

Reconciliations between the Company’s effective income tax rate and the U.S. statutory rate follow:

	Three Months Ended March 31,
	2012	2011
Statutory U.S. Federal income tax rate	(35.0)%	(35.0)%
State income taxes, net of U.S. Federal income tax	(3.3)	(2.0)
Permanent items	1.2	4.5
Valuation allowance	(14.7)	35.9
Other	0.1	0.2
Effective income tax rate	(51.7)%	3.6%

At March 31, 2012, the Company had available unused federal net operating loss carryforwards of approximately $163 million.  The net operating loss carryforwards will expire at various dates from 2020 through 2030.

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

Universal Hospital Services, Inc.

Consolidating Balance Sheets

(in thousands)

(unaudited)

	At March 31, 2012
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surigical Services	Adjustments	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$202	$—	$202
Accounts receivable, less allowance for doubtful accounts	67,899	9,733	—	77,632
Due from (to) affiliates	20,768	(20,768)	—	—
Inventories	5,482	2,529	—	8,011
Deferred income taxes	10,022	435	—	10,457
Other current assets	5,060	1,146	—	6,206
Total current assets	109,231	(6,723)	—	102,508

Property and equipment, net:
Medical equipment, net	226,449	12,668	—	239,117
Property and office equipment, net	29,022	1,366	—	30,388
Total property and equipment, net	255,471	14,034	—	269,505

Other long-term assets:
Goodwill	283,141	51,225	—	334,366
Investment in subsidiary	58,123	—	(58,123)	—
Other intangibles, net	220,550	22,478	—	243,028
Other, primarily deferred financing costs, net	11,967	74	—	12,041
Total assets	$938,483	$81,088	$(58,123)	$961,448

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$4,386	$1,300	$—	$5,686
Interest rate swap	1,922	—	—	1,922
Book overdrafts	565	—	—	565
Accounts payable	30,709	2,171	—	32,880
Accrued compensation	13,688	2,640	—	16,328
Accrued interest	18,779	—	—	18,779
Dividend payable	780	—	—	780
Other accrued expenses	8,437	2,440	—	10,877
Total current liabilities	79,266	8,551	—	87,817

Long-term debt, less current portion	672,518	1,385	—	673,903
Pension and other long-term liabilities	11,828	1,664	—	13,492
Payable to Parent	19,472	—	—	19,472
Deferred income taxes	64,022	10,962	—	74,984

Commitments and contingencies

Total equity
Common stock	—	—	—	—
Additional paid-in capital	214,294	60,019	(60,019)	214,294
Accumulated deficit	(110,914)	(1,896)	—	(112,810)
Accumulated earnings in subsidiary	(1,896)	—	1,896	—
Accumulated other comprehensive loss	(10,107)	—	—	(10,107)
Total Universal Hospital Services, Inc. equity	91,377	58,123	(58,123)	91,377
Non controlling interest	—	403	—	403
Total equity	91,377	58,526	(58,123)	91,780
Total liabilities and equity	$938,483	$81,088	$(58,123)	$961,448

Universal Hospital Services, Inc.

Consolidating Balance Sheets

(in thousands)

(unaudited)

	At December 31, 2011
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surigical	Adjustments	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$1,161	$—	$1,161

Accounts receivable, less allowance for doubtful accounts	64,898	5,694	—	70,592
Due from (to) affiliates	3,089	(3,089)	—	—
Inventories	4,681	1,342	—	6,023
Deferred income taxes	9,525	435	—	9,960
Other current assets	3,855	537	—	4,392
Total current assets	86,048	6,080	—	92,128

Property and equipment, net:
Medical equipment, net	227,234	8,653	—	235,887
Property and office equipment, net	28,116	344	—	28,460
Total property and equipment, net	255,350	8,997	—	264,347

Other long-term assets:
Goodwill	283,141	42,770	—	325,911
Investment in subsidiary	58,214	—	(58,214)	—
Other intangibles, net	223,487	17,953	—	241,440
Other, primarily deferred financing costs, net	13,036	70	—	13,106
Total assets	$919,276	$75,870	$(58,214)	$936,932

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$4,253	$1,374	$—	$5,627
Interest rate swap	4,755	—	—	4,755
Book overdrafts	3,614	—	—	3,614
Accounts payable	29,852	1,507	—	31,359
Accrued compensation	10,084	1,487	—	11,571
Accrued interest	4,937	—	—	4,937
Dividend payable	771	—	—	771
Other accrued expenses	8,788	1,564	—	10,352
Total current liabilities	67,054	5,932	—	72,986

Long-term debt, less current portion	663,649	1,821	—	665,470
Pension and other long-term liabilities	11,328	1,653	—	12,981
Payable to Parent	19,019	—	—	19,019
Deferred income taxes	65,425	7,864	—	73,289

Commitments and contingencies

Total equity
Common stock	—	—	—	—
Additional paid-in capital	214,294	60,019	(60,019)	214,294
Accumulated deficit	(107,861)	(1,805)	—	(109,666)
Accumulated loss in subsidiary	(1,805)	—	1,805	—
Accumulated other comprehensive loss	(11,827)	—	—	(11,827)
Total Universal Hospital Services, Inc. equity	92,801	58,214	(58,214)	92,801
Non controlling interest	—	386	—	386
Total equity	92,801	58,600	(58,214)	93,187
Total liabilities and equity	$919,276	$75,870	$(58,214)	$936,932

Universal Hospital Services, Inc.

Consolidating Statements of Operations

(in thousands)

(unaudited)

	For the three months ended March 31, 2012
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surigical Services	Adjustments	Consolidated
Revenue
Medical equipment outsourcing	$65,543	$11,841	$—	$77,384
Technical and professional services	20,129	—	—	20,129
Medical equipment sales and remarketing	6,368	—	—	6,368
Total revenues	92,040	11,841	—	103,881

Cost of Sales
Cost of medical equipment outsourcing	22,775	6,548	—	29,323
Cost of technical and professional services	15,768	—	—	15,768
Cost of medical equipment sales and remarketing	4,753	—	—	4,753
Medical equipment depreciation	15,763	1,143	—	16,906
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	59,059	7,691	—	66,750
Gross margin	32,981	4,150	—	37,131

Selling, general and administrative	24,044	3,615	—	27,659
Acquisition and integration expenses	104	—	—	104
Operating income	8,833	535	—	9,368

Equity in earnings of subsidiary	91	—	(91)	—
Interest expense	15,151	348	—	15,499
Loss before income taxes and non controlling interest	(6,227)	187	(91)	(6,131)

Provision (benefit) for income taxes	(3,265)	96	—	(3,169)
Consolidated net loss	(2,962)	91	(91)	(2,962)
Net income attributable to non controlling interest	182	182	(182)	182
Net loss attributable to Universal Hospital Services, Inc.	$(3,144)	$(91)	$91	$(3,144)

Universal Hospital Services, Inc.

Consolidating Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	For the three months ended March 31, 2012
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surigical Services	Adjustments	Consolidated
Consolidated net loss	$(2,962)	$91	$(91)	$(2,962)
Other comprehensive income:
Gain on cash flow hedge, net of tax	1,720	—	—	1,720
Total other comprehensive income	1,720	—	—	1,720
Comprehensive loss	(1,242)	91	(91)	(1,242)
Comprehensive income attributable to non controlling interest	182	182	(182)	182
Comprehensive loss attributable to Universal Hospital Services, Inc.	$(1,424)	$(91)	$91	$(1,424)

Universal Hospital Services, Inc.

Consolidating Statements of Cash Flows

(in thousands)

(unaudited)

	For the three months ended March 31, 2012
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surigical Services	Adjustments	Consolidated
Cash flows from operating activities:
Consolidated net loss	$(3,053)	$91	$—	$(2,962)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	18,346	1,228	—	19,574
Amortization of intangibles, deferred financing costs and bond premium	3,974	775	—	4,749
Provision for doubtful accounts	168	—	—	168
Provision for inventory obsolescence	55	—	—	55
Non-cash stock-based compensation expense	1,075	—	—	1,075
Non-cash gain on trade-in of recalled equipment	(1,356)	—	—	(1,356)
Gain on sales and disposals of equipment	(436)	—	—	(436)
Deferred income taxes	(1,900)	(379)	—	(2,279)
Changes in operating assets and liabilities:
Accounts receivable	(3,169)	(3,076)	—	(6,245)
Due from (to) affiliates	(17,679)	17,679	—	—
Inventories	(857)	(387)	—	(1,244)
Other operating assets	(1,049)	(584)	—	(1,633)
Accounts payable	(1,081)	(611)	—	(1,692)
Other operating liabilities	16,202	54	—	16,256
Net cash provided by operating activities	9,240	14,790	—	24,030
Cash flows from investing activities:
Medical equipment purchases	(11,795)	(765)	—	(12,560)
Property and office equipment purchases	(1,502)	(137)	—	(1,639)
Proceeds from disposition of property and equipment	958	—	—	958
Acquisitions, net of cash acquired	(436)	(11,009)	—	(11,445)
Net cash used in investing activities	(12,775)	(11,911)	—	(24,686)
Cash flows from financing activities:
Proceeds under senior secured credit facility	31,600	—	—	31,600
Payments under senior secured credit facility	(23,100)	—	—	(23,100)
Payments of principal under capital lease obligations	(1,303)	(510)	—	(1,813)
Payoff of acquired debt	—	(3,163)	—	(3,163)
Distributions to non controlling interests	—	(182)	—	(182)
Contributions from new members to limited liability companies	—	17	—	17
Proceeds from exercise of parent company stock options	150	—	—	150
Dividend and equity distribution payments	(763)	—	—	(763)
Change in book overdrafts	(3,049)	—	—	(3,049)
Net cash provided by (used in) financing activities	3,535	(3,838)	—	(303)
Net change in cash and cash equivalents	—	(959)	—	(959)

Cash and cash equivalents at the beginning of period	—	1,161	—	1,161
Cash and cash equivalents at the end of period	$—	$202	$—	$202

16.                               Restatement

For the quarter ended March 31, 2012 and 2011, the Company recorded $2.7 million and $1.3 million, respectively, of gains from both non-monetary and cash refunds on recalled infusion pumps within revenues. Non-cash gains result from receiving a replacement pump for a recalled pump.  The gains are a result of the fair market value of the replacement pump less the net book value of the recalled pump.

The infusion pump recall program began in 2010 and ended in July 2012.  The Company has determined that the gains should have been presented as a reduction of cost of sales. As a result, the Company is restating its consolidated financial statements and related disclosures to recognize a reduction of both revenue and costs of sales for the quarter ended March 31, 2012 and 2011 for this item.  In addition, the Company also chose to correct certain tax items that were immaterial individually and in the aggregate. These other tax corrections related to a $1.0 million adjustment to deferred taxes recorded in connection with a 2011 acquisition and the corresponding impact on the goodwill and valuation allowance balances and $0.3 million decrease to the provision for income taxes.

The tables below present the effects of the restatement on the consolidated balance sheets (in thousands):

	March 31, 2012
	Previously
	Reported	Adjustments	Restated
Deferred income taxes - current assets	$10,599	$(142)	$10,457
Total current assets	102,650	(142)	102,508
Goodwill	335,073	(707)	334,366
Total assets	962,297	(849)	961,448
Other accrued expenses	10,543	334	10,877
Total current liabilities	87,483	334	87,817
Deferred income taxes	75,126	(142)	74,984
Accumulated deficit	(111,769)	(1,041)	(112,810)
Total Universal Hospital Services, Inc. equity	92,418	(1,041)	91,377
Total equity	92,821	(1,041)	91,780
Total liabilities and equity	962,297	(849)	961,448

The tables below present the effects of the restatement on the consolidated statements of operations (in thousands):

	For the three months ended March 31, 2012			For the three months ended March 31, 2011
	Previously			Previously
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Revenue
Medical equipment outsourcing	$80,037	$(2,653)	$77,384	$66,238	$(1,324)	$64,914
Technical and professional services	20,129	—	20,129	10,870	—	10,870
Medical equipment sales and remarketing	6,368	—	6,368	5,606	—	5,606
Total revenues	106,534	(2,653)	103,881	82,714	(1,324)	81,390

Cost of Sales
Cost of medical equipment outsourcing	31,976	(2,653)	29,323	24,435	(1,324)	23,111
Cost of technical and professional services	15,768	—	15,768	7,884	—	7,884
Cost of medical equipment sales and remarketing	4,753	—	4,753	4,300	—	4,300
Medical equipment depreciation	16,906	—	16,906	17,166	—	17,166
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	69,403	(2,653)	66,750	53,785	(1,324)	52,461
Gross margin	37,131	—	37,131	28,929	—	28,929

Provision (benefit) for income taxes	(2,871)	(298)	(3,169)	214	—	214
Consolidated net loss	(3,260)	298	(2,962)	(6,146)	—	(6,146)
Net loss attributable to Universal Hospital Services, Inc.	(3,442)	298	(3,144)	(6,146)	—	(6,146)

The tables below present the effects of the restatement on the consolidated statements of comprehensive loss (in thousands):

	For the three months ended March 31, 2012
	Previously
	Reported	Adjustments	Restated
Consolidated net loss	$(3,260)	$298	$(2,962)
Comprehensive loss	(1,540)	298	(1,242)
Comprehensive loss attributable to Universal Hospital Services, Inc.	(1,722)	298	(1,424)

The tables below present the effects of the restatement on the consolidated statements of cash flows (in thousands):

	For the three months ended March 31, 2012
	Previously
	Reported	Adjustments	Restated
Cash flows from operating activities:
Consolidated net loss	$(3,260)	$298	$(2,962)
Changes in other operating liabilities	16,554	(298)	16,256

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

The Company has restated certain amounts for the quarter ended March 31, 2012 and 2011.  The Company’s consolidated financial statements included in the Original Filing reflected $2.7 million and $1.3 million of gains from both non-monetary and cash refunds on recalled infusion pumps within revenues for the quarter ended March 31, 2012 and 2011, respectively.  The Company has determined that the gains should have been presented as a reduction of cost of sales. As a result the Company is restating its consolidated financial statements and related disclosures to recognize a reduction of both revenue and costs of sales for the quarter ended March 31, 2012 and 2011 for this item.  Such adjustments have no impact on gross margin, operating income, net income or cash flows.  In addition, the Company also chose to correct certain tax items that were immaterial individually and in the aggregate. These other tax corrections related to a $1.0 million adjustment to deferred taxes recorded in connection with a 2011 acquisition and the corresponding impact on the goodwill and valuation allowance balances and $0.3 million decrease to the provision for income taxes.

Management’s Discussion and Analysis has been revised for the effects of the restatement

Medical Equipment Outsourcing Segment - Manage & Utilize

Our flagship business is our Medical Equipment Outsourcing segment, which accounted for $77.4 million, or approximately 74.5 % of our revenues, for the quarter ended March 31, 2012 and $64.9 million, or approximately 79.8% of our revenues, for the three months ended March 31, 2011. As of March 31, 2012, we owned or managed over 435,000 pieces in our Medical Equipment Outsourcing segment, primarily in the categories of respiratory therapy, newborn care, critical care, patient monitors, patient handling (which includes fall management, bariatrics, beds, stretchers and wheelchairs), pressure area management (such as therapy surfaces), wound therapy, laser and mobile surgical services (such as CO2, Nd:YAG, Pulse Dye, KTP/YAG, Diode, Greenlight XPS and HPS, Holmium YAG, Lithotripsy and Cryosurgery technology). Historically, we have generally purchased and owned directly the equipment used in our Medical Equipment Outsourcing programs, though we have at times entered into revenue share agreements with certain equipment manufacturers, where the manufacturers retain ownership of the equipment, but UHS takes possession and manages the rental of the equipment to customers. Such arrangements are less capital intensive for us.

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

For the three months ended March 31, 2012, we recognized recalled equipment gains of approximately $2.5 million, net of costs associated with the retirement of the recalled pumps, of which approximately $1.4 million were non-cash gains. Non-cash gains result from receiving a replacement pump for a recalled pump rather than receiving a direct cash reimbursement. The gains are a result of the fair market value of the replacement pump less the net book value of the recalled pump. Such gains have been recognized as an offset to cost of sales in our consolidated statements of operations.

At March 31, 2012, we owned approximately 4,575 of the applicable pumps. We are continuing the process of evaluating the course of action that best meets the infusion technology needs of our customers and our business. As such, we expect to continue to recognize gains and also expect to increase purchases of infusion pumps to replace recalled units as they are accepted by the equipment manufacturer. During the next two quarters of 2012, we recognized recalled equipment net gains of $16.1 million (originally disclosed that we expected to recognize between $4.5 and $7.5 million).

Technical and Professional Services Segment - Plan & Acquire; Maintain & Repair

Our Technical and Professional Services segment accounted for $20.1 million, or approximately 19.4% of our revenues for the quarter ended March 31, 2012 and $10.9 million, or approximately 13.4% of our revenues for the three months ended March 31, 2011. We leverage our over 70 years of experience and our extensive equipment database in repairing and maintaining medical equipment.  We offer a broad range of inspection, preventative maintenance, repair, logistic and consulting services through our team of over 325 technicians and professionals located throughout the United States in our nationwide network of offices and managed over 225,000 units of customer owned equipment during the twelve months ended March 31, 2012. In addition, during the twelve months ended March 31, 2012, we serviced over 435,000 units that we own or directly manage. Our Technical and Professional Service offerings provide a complementary alternative for customers that wish to own their medical equipment, but lack the infrastructure, expertise or scale to perform routine maintenance, repair, record-keeping and lifecycle analysis and planning functions.

Medical Equipment Sales and Remarketing Segment - Redeploy & Remarket

Our Medical Equipment Sales and Remarketing segment accounted for $6.4 million, or approximately 6.1%, of our revenues for the quarter ended March 31, 2012 and $5.6 million, or approximately 6.8% of our revenues for the three months ended March 31, 2011. This segment includes three distinct business activities:

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

RESULTS OF OPERATIONS(1)

The following discussion addresses:

•                  our financial condition as of March 31, 2012 and

•                  the results of operations for the three-month period ended March 31, 2012 and 2011.

This discussion should be read in conjunction with the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q/A and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in our 2011 Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission.

The following table provides information on the percentages of certain items of selected financial data compared to total revenues for the three-month period ended March 31, 2012 and 2011.  The table below also indicates the percentage increase or decrease over the prior comparable period.

	Three Months Ended March 31,
			Percent
	Percent of Total Revenues		Increase
	2012	2011	(Decrease)
Revenue
Medical equipment outsourcing	74.5%	79.8%	19.2%
Technical and professional services	19.4	13.4	85.2
Medical equipment sales and remarketing	6.1	6.8	13.6
Total revenues	100.0%	100.0%	27.6

Cost of Sales
Cost of medical equipment outsourcing	28.2	28.4	26.9
Cost of technical and professional services	15.2	9.7	100.0
Cost of medical equipment sales and remarketing	4.6	5.3	10.5
Medical equipment depreciation	16.3	21.1	(1.5)
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	64.3	64.5	27.2
Gross margin	35.7	35.5	28.4

Selling, general and administrative	26.6	27.5	23.6
Acquisition and intergration expenses	0.1	0.9	*
Operating income	9.0	7.1	62.2

Interest expense	14.9	14.4	32.4
Loss before income taxes and non controlling interest	(5.9)	(7.3)	3.4

Provision (benefit) for income taxes	(3.0)	0.3	*
Consolidated net loss	(2.9)%	(7.6)%	(51.8)

*Not meaningful

(1) The Company has restated certain amounts for the quarter ended March 31, 2012 and 2011.  The Company’s consolidated financial statements included in the Original Filing reflected $2.7 million and $1.3 million of gains from both non-monetary and cash refunds on recalled infusion pumps within revenues for the quarter ended March 31, 2012 and 2011, respectively. The Company has determined that the gains should have been presented as a reduction of cost of sales. As a result the Company is restating its consolidated financial statements and related disclosures to recognize a reduction of both revenue and costs of sales for the quarter ended March 31, 2012 and 2011 for this item.  Such adjustments have no impact on gross margin, operating income, net income or cash flows. In addition, the Company also chose to correct certain tax items that were immaterial individually and in the aggregate. These other tax corrections related to a $1.0 million adjustment to deferred taxes recorded in connection with a 2011 acquisition and the corresponding impact on the goodwill and valuation allowance balances and $0.3 million decrease to the provision for income taxes.

Consolidated Results of Operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011

Total Revenue

Total revenue for the three months ended March 31, 2012 was $103.9 million, compared with $81.4 million for the three months ended March 31, 2011, an increase of $22.5 million or 27.6%.  The increase was primarily due to our medical equipment outsourcing segment related to acquisitions in our laser surgical services business, resulting in additional revenue of $11.8 million combined with an increase in revenue in our technical and professional services segment related to a large BioMed360 program which began in September 2011, and resulted in additional revenue of $8.9 million.  In addition, the net addition of six Asset360TM Equipment Management Programs (“Asset360 Programs”) and increased revenues driven by incremental business from new and existing technology, partially offset by sluggish patient census and what we believe has been a sustained customer effort to control outsourcing expenses affecting our peak need rental business.

Cost of Sales

Total cost of sales for the three months ended March 31, 2012 was $66.8 million compared to $52.5 million for the three months ended March 31, 2011, an increase of $14.3 million or 27.2%. The increase was primarily due to an increase in our technical and professional services segment related to a large BioMed360 program, which resulted in additional costs of $7.6 million, combined with an increase in our medical equipment outsourcing segment related to acquisitions in our laser surgical services business, which resulted in additional costs of $6.5 million, partially offset by an increase in gains from that experienced in the prior year on recalled equipment of $1.2 million, net of costs associated with the retirement of the recalled pumps.

Gross Margin

Total Gross margin for the three months ended March 31, 2012 was $37.1 million, or 35.7% of total revenues compared to $28.9 million, or 35.5% of total revenues, for the three months ended March 31, 2011, an increase of $8.2 million or 28.4%.  Gross margin as a percent of revenue for the quarter was favorably impacted by higher margin on increased recall equipment gains from that experienced in the prior year and in our recently acquired laser surgical services business. Gross margin percentage, before purchase accounting adjustments, decreased from 41.3 % in the first quarter of 2011 to 39.0% in the first quarter of 2012. The higher gross margin from recalled equipment and laser surgical services business more than offset the decrease in gross margin on our traditional outsourcing business combined with lower margin in our technical and professional services segment due to a large BioMed360 Program, which began in September 2011, whose gross margin percentage is expected to be lower than our historical service gross margins

Medical Equipment Outsourcing Segment — Manage & Utilize

(in thousands)

	Three Months Ended
	March 31,
	2012	2011	Change	% Change
Total revenue	$77,384	$64,914	$12,470	19.2%
Cost of revenue	29,323	23,111	6,212	26.9
Medical equipment depreciation	16,906	17,166	(260)	(1.5)
Gross margin	$31,155	$24,637	$6,518	26.5

Gross margin %	40.3%	38.0%

Gross margin	$31,155	$24,637	$6,518	26.5
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of medical equipment	84	2,724	(2,640)	(96.9)
Gross margin, before purchase accounting adjustments	$31,239	$27,361	$3,878	14.2

Gross margin %, before purchase accounting adjustments	40.4%	42.1%

Total revenue in the Medical Equipment Outsourcing segment increased $12.5 million, or 19.2%, to $77.4 million in the first quarter of 2012 as compared to the same period of 2011.  The increase was primarily due to revenues of $11.8 million related to our laser surgical services businesses which we acquired on April 1, 2011, and the net addition of six Asset360TM Equipment Management Programs (“Asset360 Programs”) and increased revenues driven by incremental business from new and existing technology, both owned and managed, partially offset by sluggish patient census and what we believe has been a sustained customer effort to control outsourcing expenses. Many of our Asset360 program customers utilize more than one of our equipment management program offerings in areas such as infusion, patient handling, and negative pressure wound therapy. As of March 31, 2012, we had 111 such active programs within 76 hospitals, up from 107 of such programs as of December 31, 2011.

Total cost of revenue in the segment increased $6.2 million, or 26.9%, to $29.3 million in the first quarter of 2012 as compared to the same period of 2011.  This increase, incremental to the costs of $6.5 million related to our new laser surgical services business, is attributable to higher employee-related expenses to support growth initiatives in patient handling and wound therapy.  This was partially offset by an increase in recalled equipment gains of $1.2 million from that experienced in the prior year, net of costs associated with the retirement of recalled pumps.

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

Gross margin percentage for the Medical Equipment Outsourcing segment increased from 38.0% in the first quarter of 2011 to 40.3% in the first quarter of 2012. This increase was attributable to higher margin on increased recalled equipment gains from that experienced in the prior year and in our recently acquired laser surgical services business. Gross margin percentage, before purchase accounting adjustments, decreased from 42.1 % in the first quarter of 2011 to 40.4% in the first quarter of 2012. The higher gross margin from recalled equipment and laser surgical services business more than offset the decrease in gross margin on our traditional outsourcing business.

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

*Not meaningful

Selling, general and administrative expense increased $5.3 million, or 23.6%, to $27.7 million for the first quarter of 2012 as compared to the same period of 2011.  The increase was primarily due to an increase of $3.6 million related to our newly acquired laser surgical business, as well as increases in employee-related and other expenses of $2.2 and $0.6 million, respectively, offset by decreases in vehicle and strategic and board-related expenses of $0.6 and $0.5 million, respectively. Employee-related expenses increased as a result of certain clinical resources focusing on growth platforms, when they had previously been focused on equipment management. Acquisition and integration expenses were $0.1 million for the three months ended March 31, 2012. These charges were related primarily to our acquisition of a Florida based surgical laser equipment service provider on January 3, 2012. Selling, general and administrative expense as a percentage of total revenue was 26.0% and 28.0% for each of the quarters ended March 31, 2012 and 2011, respectively.

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

Income Taxes

Income taxes were a benefit of $3.2 million and an expense $0.2 million for the three months ended March 31, 2012 and 2011, respectively. Our January 3, 2012 acquisition resulted in the recording of deferred tax liabilities on the opening balance sheet due to higher book than tax basis for fixed assets and amortizable intangible assets. This discrete event had the one-time effect of reducing our valuation allowance by approximately $3.4 million on that date, though this amount was offset by approximately $2.5 million of additional valuation allowance resulting from year-to-date losses. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

Consolidated Net Loss

Consolidated net loss decreased $3.2 million to $3.0 million in the first quarter of 2012 as compared to the same period of 2011.  Net loss was impacted primarily by higher operating income and income tax benefit partially offset by higher selling, general and administrative and interest expense.

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

In addition to using EBITDA internally as a measure of operational performance, we disclose it externally to assist analysts, investors and lenders in their comparisons of operational performance, valuation and debt capacity across companies with differing capital, tax and legal structures. Management also understands that some industry analysts and investors consider EBITDA as a supplementary non-GAAP financial measure useful in analyzing a company’s ability to service debt.  EBITDA, however, is not a measure of financial performance under GAAP and should not be considered as an alternative to, or more meaningful than, net income as a measure of operating performance or to cash flows from operating, investing or financing activities or as a measure of liquidity.  Since EBITDA is not a measure determined in accordance with GAAP and is thus susceptible to varying interpretations and calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. EBITDA does not represent an amount of funds that is available for management’s discretionary use. A reconciliation of EBITDA to consolidated net loss is included below:

	Three Months Ended
	March 31,
(in thousands)	2012	2011
Net loss attributable to Universal Hospital Services, Inc	$(3,144)	$(6,146)
Interest expense	15,499	11,706
Provision (benefit) for income taxes	(3,169)	214
Depreciation and amortization	23,631	22,698
EBITDA	$32,817	$28,472

	Three Months Ended
	March 31,
(in thousands)	2012	2011
EBITDA	$32,817	$28,472

Other Financial Data:
Net cash provided by operating activities	$24,030	$25,182
Net cash used in investing activities	(24,686)	(26,483)
Net cash provided by (used by) financing activities	(303)	1,301

Other Operating Data (as of end of period):
Medical equipment (approximate number of owned outsourcing units)	247,000	236,000
District offices	83	84
Number of outsourcing hospital customers	4,275	4,325
Number of total outsourcing customers	8,675	8,600

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

Net cash provided by operating activities was $24.0 and $25.2 million for the three months ended March 31, 2012 and 2011, respectively. Net cash provided by operating activities during the three months ended March 31, 2012 was impacted by the increase in working capital compared to the same period of 2011.

Net cash used in investing activities was $24.7 and $26.5 million for the three months ended March 31, 2012 and 2011, respectively.  The change in net cash used in investing activities was primarily the result of our January 3, 2012, acquisition of a surgical laser equipment service provider offset by lower medical equipment purchases during the same period.

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

Our levels of borrowing are further restricted by the financial covenants set forth in our Senior Secured Credit Facility agreement and the Second Lien Senior Indenture governing our PIK Toggle Notes and Floating Rate Notes, as described in Note 8, Long-Term Debt.  As of March 31, 2012, the Company was in compliance with all financial covenants under the Senior Secured Credit Facility and the second lien senior indenture which governs our PIK Toggle Notes and Floating Rate Notes.

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

SAFE HARBOR STATEMENT

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: We believe statements in this Quarterly Report on Form 10-Q/A looking forward in time involve risks and uncertainties.  The following factors, among others, could adversely affect our business, operations and financial condition, causing our actual results to differ materially from those expressed in any forward-looking statements:

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

•                  conflicts of interest between our principal equity holder and our other security holders; and

•                  the risk factors as set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q/A.

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

The interest rate swap agreement qualifies for cash flow hedge accounting under Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. Both at inception and on an on-going basis, we must perform an effectiveness test.  In accordance with ASC Topic 815, the fair value of the interest rate swap agreement at March 31, 2012 is included as a cash flow hedge on our balance sheet.  The change in fair value was recorded as a component of accumulated other comprehensive loss, net of tax, on our balance sheet since the instrument was determined to be an effective hedge at March 31, 2012.  We have not recorded any amounts due to ineffectiveness for any periods presented. We expect to reclassify approximately $1.3 million into earnings, net of tax, currently recorded in accumulated other comprehensive loss, in the next two months. As a result of our interest rate swap agreement, we expect the effective interest rate on our $230.0 million Floating Rate Notes to be 9.065% through May 2012.

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

Item 4.  Controls and Procedures

(a)           Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the existence of a material weakness in internal control over financial reporting, the company’s disclosure controls and procedures were not effective as of March 31, 2012.

For additional information regarding the restatement of certain of the company’s historical financial results and the material weakness identified by management, see Note 20 to the Notes to Condensed Financial Statements, and “Item 9A.  Controls and Procedures” in the company’s Amendment No. 1 to its Annual Report on Form 10-K/A for the year ended December 31, 2011.

(b)           Changes in internal control over financial reporting

There were no changes that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting, as the circumstances that led to the restatement had not yet been identified by management.  The material weakness discussed previously was subsequently identified and will result in future remediation activities. The Company will disclose any resulting changes in our internal control over financial reporting in future periods.

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

In addition to the foregoing, the Company, from time to time, may become involved in litigation arising out of operations in the normal course of business, including the matters discussed in Item 3 of Part I of the 2011 Annual Report on Form 10-K/A. As of March 31, 2012, we were not a party to any other pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results, financial position or cash flows. See the additional information in Item 1 of Part I, Note 9, Commitments and Contingencies.

Asserted claims are subject to many uncertainties and the outcome of individual matters is not predictable with assurance.

Item 1A.  Risk Factors

Our business is subject to various risks and uncertainties.  Any of the risks discussed elsewhere in this Quarterly Report on Form 10-Q/A or our other filings with the Securities and Exchange Commission, including the risk factors set forth in our 2011 Annual Report on Form 10-K/A, could materially adversely affect our business, financial condition or results of operations.

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

Universal Hospital Services, Inc.

Consolidating Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	For the twelve months ended December 31, 2011
		Subsidiary
	Parent	Guarantor
	Issuer	Surigical	Consolidating
	UHS	Services	Adjustments	Consolidated
Consolidated net loss	$(21,939)	$(1,354)	$1,354	$(21,939)
Other comprehensive income (loss):
Loss on minimum pension liability, net of tax	(4,136)	—	—	(4,136)
Gain on cash flow hedge, net of tax	7,088	—	—	7,088
Total other comprehensive income	2,952	—	—	2,952
Comprehensive loss	(18,987)	(1,354)	1,354	(18,987)
Comprehensive income attributable to non controlling interest	451	451	(451)	451
Comprehensive income (loss) attributable to Universal Hospital Services, Inc.	$(19,438)	$(1,805)	$1,805	$(19,438)

Item 6.   Exhibits

Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley

Act of 2002.

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Extension Labels Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2012
Universal Hospital Services, Inc.

	By	/s/ Gary D. Blackford
Gary D. Blackford,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

	By	/s/ Rex T. Clevenger
Rex T. Clevenger,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)