Form 10-Q/A
period 2012-06-30
UNIVERSAL HOSPITAL SERVICES INC
filed 2012-11-07
CIK 886171

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) amends and restates the Quarterly Report on Form 10-Q of Universal Hospital Services, Inc. (the “Company”) for the quarter ended June 30, 2012, as originally filed with the Securities and Exchange Commission (the “SEC”) on August 13, 2012 (the “Original Filing”).  This Form 10-Q/A is being filed to restate the Company’s consolidated financial statements in Item 1 and related disclosures (including certain amounts and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2) for the three and six-month periods ended June 30, 2012, as discussed in Note 17 to the consolidated financial statements included in Item 1, as well Item 4 Controls and Procedures.

The Company’s consolidated financial statements included in the Original Filing reflected $13.4 million and $2.6 million of gains from both non-monetary and cash refunds on recalled infusion pumps within revenues for the quarters ended June 30, 2012 and 2011, respectively.  The Company’s consolidated financial statements included in the Original Filing also reflected $16.0 million and $3.9 million of gains from both non-monetary and cash refunds on recalled infusion pumps within revenues for the six-month periods ended June 30, 2012 and 2011, respectively.  The Company has determined that the gains should have been presented as a reduction of cost of sales. As a result, in this Form 10-Q/A, the Company is restating its consolidated financial statements and related disclosures to recognize a reduction of both revenue and costs of sales for the three and six-month periods ended June 30, 2012 and 2011 for this item.  Such adjustments have no impact on gross margin, operating income, net income or cash flows.

In connection with this restatement, the Company also chose to correct certain tax items that were immaterial individually and in the aggregate. These other tax corrections related to a $1.0 million adjustment to deferred taxes recorded in connection with a 2011 acquisition and the corresponding impact on the goodwill and valuation allowance balances and $0.3 million decrease to the provision for income taxes related to the first quarter of 2012.

Although this Form 10-Q/A supersedes the Original Filing in its entirety, this Form 10-Q/A only amends and restates Items 1, 2 and 4 solely as a result of, and to reflect the restatement and measurement adjustment referred to above, and no other information in the Original Filing is amended hereby. While the foregoing items have been updated, this amended report does not reflect any other events occurring after the Original Filing. In addition, currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

Universal Hospital Services, Inc.

		Page

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets — June 30, 2012 and December 31, 2011	1

	Consolidated Statements of Operations and Consolidated Statements of Other Comprehensive Income (Loss) —Three and Six months ended June 30, 2012 and 2011	2

	Consolidated Statements of Cash Flows — Six months ended June 30, 2012 and 2011	4

	Notes to Consolidated Financial Statements	5

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	51

ITEM 4.	Controls and Procedures	52

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings	52

ITEM 1A.	Risk Factors	53

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53

ITEM 3.	Defaults Upon Senior Securities	53

ITEM 4.	Mine Safety Disclosures	54

ITEM 5.	Other Information	54

ITEM 6.	Exhibits	56

Signatures		57

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements — Unaudited

Universal Hospital Services, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share information)

(unaudited)

	June 30,
	2012	December 31,
	(As Restated)	2011
Assets
Current assets:
Cash and cash equivalents	$332	$1,161
Accounts receivable, less allowance for doubtful accounts of $2,016 at June 30, 2012 and $1,922 at December 31, 2011	80,535	70,592
Inventories	8,319	6,023
Deferred income taxes	10,866	9,960
Other current assets	5,794	4,392
Total current assets	105,846	92,128

Property and equipment, net:
Medical equipment, net	248,887	235,887
Property and office equipment, net	30,593	28,460
Total property and equipment, net	279,480	264,347

Other long-term assets:
Goodwill	334,375	325,911
Other intangibles, net	239,151	241,440
Other, primarily deferred financing costs, net	11,857	13,106
Total assets	$970,709	$936,932

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$6,701	$5,627
Interest rate swap	—	4,755
Book overdrafts	2,887	3,614
Accounts payable	31,760	31,359
Accrued compensation	10,772	11,571
Accrued interest	4,074	4,937
Dividend payable	780	771
Other accrued expenses	11,590	10,352
Total current liabilities	68,564	72,986

Long-term debt, less current portion	696,663	665,470
Pension and other long-term liabilities	13,655	12,981
Payable to Parent	20,547	19,019
Deferred income taxes	76,211	73,289

Commitments and contingencies (Note 9)

Equity
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Additional paid-in capital	214,294	214,294
Accumulated deficit	(110,664)	(109,666)
Accumulated other comprehensive loss	(8,940)	(11,827)
Total Universal Hospital Services, Inc. equity	94,690	92,801
Non controlling interest	379	386
Total equity	95,069	93,187
Total liabilities and equity	$970,709	$936,932

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012 (As Restated)	2011 (As Restated)	2012 (As Restated)	2011 (As Restated)
Revenue
Medical equipment outsourcing	$75,081	$71,242	$152,465	$136,157
Technical and professional services	22,350	11,361	42,479	22,231
Medical equipment sales and remarketing	9,264	5,876	15,631	11,482
Total revenues	106,695	88,479	210,575	169,870

Cost of Sales
Cost of medical equipment outsourcing	19,212	25,861	48,537	48,971
Cost of technical and professional services	16,885	8,227	32,654	16,110
Cost of medical equipment sales and remarketing	7,345	4,600	12,099	8,900
Medical equipment depreciation	17,321	17,505	34,225	34,673
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	60,763	56,193	127,515	108,654
Gross margin	45,932	32,286	83,060	61,216

Selling, general and administrative	28,709	27,111	56,367	49,491
Acquisition and integration expenses	190	1,225	294	1,999
Operating income	17,033	3,950	26,399	9,726

Interest expense	14,504	12,745	30,003	24,450
Income (loss) before income taxes and non controlling interest	2,529	(8,795)	(3,604)	(14,724)

Provision (benefit) for income taxes	197	(6,479)	(2,972)	(6,266)
Consolidated net income (loss)	$2,332	$(2,316)	$(632)	$(8,458)
Net income attributable to non controlling interest	184	138	366	138
Net income (loss) attributable to Universal Hospital Services, Inc.	$2,148	$(2,454)	$(998)	$(8,596)

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
		2011	2012	2011
	2012	(As Restated)	(As Restated)	(As Restated)
Consolidated net income (loss)	$2,332	$(2,316)	$(632)	$(8,458)
Other comprehensive income:
Gain on cash flow hedge, net of tax	1,167	1,583	2,887	3,284
Total other comprehensive income	1,167	1,583	2,887	3,284
Comprehensive income (loss)	3,499	(733)	2,255	(5,174)
Comprehensive income attributable to non controlling interest	184	138	366	138
Comprehensive income (loss) attributable to Universal Hospital Services, Inc.	$3,315	$(871)	$1,889	$(5,312)

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2012	2011
	(As Restated)	(As Restated)
Cash flows from operating activities:
Consolidated net loss	$(632)	$(8,458)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	39,673	39,414
Amortization of intangibles, deferred financing costs and bond premium	9,312	8,676
Provision for doubtful accounts	392	400
Provision for inventory obsolescence	182	76
Non-cash stock-based compensation expense	2,150	2,196
Non-cash gain on trade-in of recalled equipment	(14,122)	(3,292)
Gain on sales and disposals of equipment	(695)	(801)
Deferred income taxes	(1,450)	(6,068)
Changes in operating assets and liabilities:
Accounts receivable	(9,372)	(1,310)
Inventories	(1,678)	(125)
Other operating assets	(2,001)	(252)
Accounts payable	(608)	(2,111)
Other operating liabilities	(3,477)	2,745
Net cash provided by operating activities	17,674	31,090
Cash flows from investing activities:
Medical equipment purchases	(32,082)	(48,116)
Property and office equipment purchases	(3,637)	(3,235)
Proceeds from disposition of property and equipment	3,935	1,496
Acquisitions, net of cash acquired	(11,445)	(65,039)
Net cash used in investing activities	(43,229)	(114,894)
Cash flows from financing activities:
Proceeds under senior secured credit facility	72,000	132,250
Payments under senior secured credit facility	(39,000)	(185,150)
Payments of principal under capital lease obligations	(3,398)	(2,714)
Payment of deferred financing costs	—	(3,500)
Payoff of acquired debt	(3,163)	—
Proceeds from issuance of bonds	—	178,938
Accrued interest received from bondholders	—	661
Distributions to non controlling interests	(373)	(147)
Proceeds from exercise of parent company stock options	150	40
Dividend and equity distribution payments	(763)	—
Change in book overdrafts	(727)	1,173
Net cash provided by financing activities	24,726	121,551
Net change in cash and cash equivalents	(829)	37,747

Cash and cash equivalents at the beginning of period	1,161	—
Cash and cash equivalents at the end of period	$332	$37,747

Supplemental cash flow information:
Interest paid	$29,424	$22,645
Income taxes paid	798	352
Non-cash activities:
Medical equipment purchases included in accounts payable (at end of period)	$8,016	$8,627
Dividend declared to Parent	—	34,500
Capital lease additions	3,113	2,636

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

During the quarter ended June 30, 2012, we finalized our purchase price allocation as of the April 1, 2011 acquisition date with the amounts noted in the table below:

Cash and cash equivalents	$1,480
Accounts receivable	4,517
Deferred income taxes	1,868
Inventories	1,222
Other current assets	1,403
Medical equipment	7,540
Property and equipment	234
Intangible assets	22,150
Other assets	79
Total identifiable assets	40,493

Accounts payable	1,972
Accrued expenses	1,905
Other liabilites	1,618
Deferred income taxes	9,523
Capital leases	4,763
Total liabilities assumed	19,781
Net identifiable assets acquired	20,712
Non controlling interests	(379)
Goodwill	39,686
Net assets acquired	$60,019

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

The amounts of revenue and net income of Surgical Services included in the Company’s consolidated statements of operations from April 1, 2011 to June 30, 2012 are as follows:

	Revenue and income included in the Consolidated Statements of Operations from:
(in thousands)	April 1, 2012 to June 30, 2012	January 1, 2012 to June 30, 2012	April 1, 2011 to June 30, 2011
Revenue	$12,288	$24,129	$8,055
Net income (loss) attributable to Surgical Services	$(1,483)	(1,574)	191

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

(in thousands)	Six Months Ended June 30, 2011
Revenue	$177,699
Net loss attributable to Universal Hospital Services, Inc.	(10,282)

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

			Accumulated
	Additional		Other
(in thousands)	Paid-in	Accumulated	Comprehensive	Non controlling	Total
(unaudited)	Capital	Deficit	Loss	Interests	Equity

Balance at December 31, 2011	$214,294	$(109,666)	$(11,827)	$386	$93,187
Net income (loss)	—	(998)	—	366	(632)
Unrealized gain on cash flow hedge, net of tax of $1,868	—	—	2,887	—	2,887
Cash distributions to non controlling interests	—	—	—	(373)	(373)
Balance at June 30, 2012	$214,294	$(110,664)	$(8,940)	$379	$95,069

			Accumulated
	Additional		Other
	Paid-in	Accumulated	Comprehensive	Non controlling	Total
(in thousands)	Capital	Deficit	Loss	Interests	Equity

Balance at December 31, 2010	$248,794	$(87,276)	$(14,779)	$—	$146,739
Consolidation of Emergent Group non controlling interest	—	—	—	379	379
Net income (loss)	—	(8,596)	—	138	(8,458)
Dividend declared	(34,500)	—	—	—	(34,500)
Unrealized gain on cash flow hedge, net of tax of $2,044	—	—	3,284	—	3,284
Cash distributions to non controlling interests	—	—	—	(147)	(147)
Balance at June 30, 2011	$214,294	$(95,872)	$(11,495)	$370	$107,297

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

Borrowings under the Senior Secured Credit Facility accrue interest (including a credit spread varying with facility usage):

·                  at a per annum rate equal to 1.75% - 2.00% above the rate announced from time to time by the agent as the “prime rate” payable quarterly in arrears; and

·                  at a per annum rate equal to 2.75% - 3.00% above the adjusted LIBOR rate used by the agent, for the respective interest rate period determined at our option, payable in arrears upon cessation of the interest rate period elected.

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

For the six months ended June 30, 2012, we recognized recalled equipment gains of approximately $15.4 million, net of costs associated with the retirement of the recalled pumps, of which approximately $14.1 million were non-cash gains. Non-cash gains resulted from receiving a replacement pump for a recalled pump rather than receiving a direct cash reimbursement. The gains are a result of the fair market value of the replacement pump less the net book value of the recalled pump. Such gains have been recognized as an offset to cost of sales in our consolidated statements of operations.

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

12.                               Segment Information

Our reporting segments consist of Medical Equipment Outsourcing, Technical and Professional Services, and Medical Equipment Sales and Remarketing. Certain operating information for our segments as well as a reconciliation of total Company gross margin to income (loss) before income tax was as follows:

Medical Equipment Outsourcing

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012 (As Restated)	2011 (As Restated)	2012 (As Restated)	2011 (As Restated)
Revenues	$75,081	$71,242	$152,465	$136,157
Cost of revenue	19,212	25,861	48,537	48,971
Medical equipment depreciation	17,321	17,505	34,225	34,673
Gross margin	$38,548	$27,876	$69,703	$52,513

Technical and Professional Services

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$22,350	$11,361	$42,479	$22,231
Cost of revenue	16,885	8,227	32,654	16,110
Gross margin	$5,465	$3,134	$9,825	$6,121

Medical Equipment Sales and Remarketing

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$9,264	$5,876	$15,631	$11,482
Cost of revenue	7,345	4,600	12,099	8,900
Gross margin	$1,919	$1,276	$3,532	$2,582

Total Gross Margin and Reconciliation to Income (Loss) Before Income Tax

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total gross margin	$45,932	$32,286	$83,060	$61,216
Selling, general and administrative	28,709	27,111	56,367	49,491
Acquisition and integration expenses	190	1,225	294	1,999
Interest expense	14,504	12,745	30,003	24,450
Income (loss) before income taxes and non controlling interest	$2,529	$(8,795)	$(3,604)	$(14,724)

Total Assets by Reporting Segment

(in thousands)

	June 30,	December 31,
	2012	2011
Medical Equipment Outsourcing	$464,193	$461,285
Technical and Professional Services	84,137	84,483
Medical Equipment Sales and Remarketing	18,603	18,603
Corporate and Unallocated	403,776	372,561
Total Company Assets	$970,709	$936,932

13.                               Pension Plan

The components of net periodic pension costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Interest cost	$265	$275	$538	$548
Expected return on plan assets	(320)	(308)	(639)	(617)
Recognized net actuarial loss	166	92	343	176
Net periodic cost	$111	$59	$242	$107

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

Reconciliations between the Company’s effective income tax rate and the U.S. statutory rate follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Statutory U.S. Federal income tax rate	35.0%	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of U.S. Federal income tax	6.9	(4.6)	(0.9)	(3.5)
Permanent items	4.8	1.1	5.4	2.5
Valuation allowance	(40.8)	(40.5)	(53.7)	(9.7)
Other	1.9	5.3	1.6	3.2
Effective income tax rate	7.8%	(73.7)%	(82.6)%	(42.5)%

At June 30, 2012, the Company had available unused federal net operating loss carryforwards of approximately $166.4 million.  The net operating loss carryforwards will expire at various dates from 2020 through 2030.

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

Universal Hospital Services, Inc.

Consolidating Balance Sheets

(in thousands)

(unaudited)

	At June 30, 2012
		Subsidiary
	Parent	Guarantor
	Issuer	Surigical	Consolidating
	UHS	Services	Adjustments	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$332	$—	$332

Accounts receivable, less allowance for doubtful accounts	71,851	8,684	—	80,535
Due from (to) affiliates	23,149	(23,149)	—	—
Inventories	5,644	2,675	—	8,319
Deferred income taxes	10,589	277	—	10,866
Other current assets	5,037	757	—	5,794
Total current assets	116,270	(10,424)	—	105,846

Property and equipment, net:
Medical equipment, net	235,542	13,345	—	248,887
Property and office equipment, net	29,319	1,274	—	30,593
Total property and equipment, net	264,861	14,619	—	279,480

Other long-term assets:
Goodwill	283,141	51,234	—	334,375
Investment in subsidiary	56,640	—	(56,640)	—
Other intangibles, net	217,447	21,704	—	239,151
Other, primarily deferred financing costs, net	11,773	84	—	11,857
Total assets	$950,132	$77,217	$(56,640)	$970,709

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$5,566	$1,135	$—	$6,701
Book overdrafts	2,887	—	—	2,887
Accounts payable	29,187	2,573	—	31,760
Accrued compensation	9,548	1,224	—	10,772
Accrued interest	4,074	—	—	4,074
Dividend payable	780	—	—	780
Other accrued expenses	9,651	1,939	—	11,590
Total current liabilities	61,693	6,871	—	68,564

Long-term debt, less current portion	695,399	1,264	—	696,663
Pension and other long-term liabilities	11,980	1,675	—	13,655
Payable to Parent	20,547	—	—	20,547
Deferred income taxes	65,823	10,388	—	76,211

Commitments and contingencies

Total equity
Common stock	—	—	—	—
Additional paid-in capital	214,294	60,019	(60,019)	214,294
Accumulated deficit	(107,285)	(3,379)	—	(110,664)
Accumulated loss in subsidiary	(3,379)	—	3,379	—
Accumulated other comprehensive loss	(8,940)	—	—	(8,940)
Total Universal Hospital Services, Inc. equity	94,690	56,640	(56,640)	94,690
Non controlling interest	—	379	—	379
Total equity	94,690	57,019	(56,640)	95,069
Total liabilities and equity	$950,132	$77,217	$(56,640)	$970,709

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

Universal Hospital Services, Inc.

Consolidating Statement of Operations

(in thousands)

(unaudited)

	For the three months ended June 30, 2012
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surigical Services	Adjustments	Consolidated
Revenue
Medical equipment outsourcing	$62,793	$12,288	$—	$75,081
Technical and professional services	22,350	—	—	22,350
Medical equipment sales and remarketing	9,264	—	—	9,264
Total revenues	94,407	12,288	—	106,695

Cost of Sales
Cost of medical equipment outsourcing	12,456	6,756	—	19,212
Cost of technical and professional services	16,885	—	—	16,885
Cost of medical equipment sales and remarketing	7,345	—	—	7,345
Medical equipment depreciation	16,152	1,169	—	17,321
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	52,838	7,925	—	60,763
Gross margin	41,569	4,363	—	45,932

Selling, general and administrative	23,472	5,237	—	28,709
Acquisition and integration expenses	126	64	—	190
Operating income (loss)	17,971	(938)	—	17,033

Equity in earnings of subsidiary	(1,299)	—	1,299	—
Interest expense	14,150	354	—	14,504
Income (loss) before income taxes and non controlling interest	2,522	(1,292)	1,299	2,529

Provision for income taxes	190	7	—	197
Consolidated net income (loss) before non controlling interest	2,332	(1,299)	1,299	2,332
Net income attributable to non controlling interest	184	184	(184)	184
Net income (loss) attributable to Universal Hospital Services, Inc.	$2,148	$(1,483)	$1,483	$2,148

Universal Hospital Services, Inc.

Consolidating Statement of Operations

(in thousands)

(unaudited)

	For the three months ended June 30, 2011
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surigical Services	Adjustments	Consolidated
Revenue
Medical equipment outsourcing	$63,187	$8,055	$—	$71,242
Technical and professional services	11,361	—	—	11,361
Medical equipment sales and remarketing	5,876	—	—	5,876
Total revenues	80,424	8,055	—	88,479

Cost of Sales
Cost of medical equipment outsourcing	21,659	4,202	—	25,861
Cost of technical and professional services	8,227	—	—	8,227
Cost of medical equipment sales and remarketing	4,600	—	—	4,600
Medical equipment depreciation	16,808	697	—	17,505
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	51,294	4,899	—	56,193
Gross margin	29,130	3,156	—	32,286

Selling, general and administrative	25,018	2,093	—	27,111
Acquisition and integration expenses	831	394	—	1,225
Operating income	3,281	669	—	3,950

Equity in earnings of subsidiary	329	—	(329)	—
Interest expense	12,659	86	—	12,745
Income (loss) before income taxes and non controlling interest	(9,049)	583	(329)	(8,795)

Provision (benefit) for income taxes	(6,733)	254	—	(6,479)
Consolidated net income (loss) before non controlling interest	(2,316)	329	(329)	(2,316)
Net income attributable to non controlling interest	138	138	(138)	138
Net income (loss) attributable to Universal Hospital Services, Inc.	$(2,454)	$191	$(191)	$(2,454)

Universal Hospital Services, Inc.

Consolidating Statement of Operations

(in thousands)

(unaudited)

	For the six months ended June 30, 2012
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surigical Services	Adjustments	Consolidated
Revenue
Medical equipment outsourcing	$128,336	$24,129	$—	$152,465
Technical and professional services	42,479	—	—	42,479
Medical equipment sales and remarketing	15,631	—	—	15,631
Total revenues	186,446	24,129	—	210,575

Cost of Sales
Cost of medical equipment outsourcing	35,231	13,306	—	48,537
Cost of technical and professional services	32,654	—	—	32,654
Cost of medical equipment sales and remarketing	12,099	—	—	12,099
Medical equipment depreciation	31,915	2,310	—	34,225
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	111,899	15,616	—	127,515
Gross margin	74,547	8,513	—	83,060

Selling, general and administrative	47,514	8,853	—	56,367
Acquisition and integration expenses	230	64	—	294
Operating income (loss)	26,803	(404)	—	26,399

Equity in earnings of subsidiary	(1,208)	—	1,208	—
Interest expense	29,302	701	—	30,003
Loss before income taxes and non controlling interest	(3,707)	(1,105)	1,208	(3,604)

Provision (benefit) for income taxes	(3,075)	103	—	(2,972)
Consolidated net loss before non controlling interest	(632)	(1,208)	1,208	(632)
Net income attributable to non controlling interest	366	366	(366)	366
Net loss attributable to Universal Hospital Services, Inc.	$(998)	$(1,574)	$1,574	$(998)

Universal Hospital Services, Inc.

Consolidating Statement of Operations

(in thousands)

(unaudited)

	For the six months ended June 30, 2011
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surigical Services	Adjustments	Consolidated
Revenue
Medical equipment outsourcing	$128,102	$8,055	$—	$136,157
Technical and professional services	22,231	—	—	22,231
Medical equipment sales and remarketing	11,482	—	—	11,482
Total revenues	161,815	8,055	—	169,870

Cost of Sales
Cost of medical equipment outsourcing	44,769	4,202	—	48,971
Cost of technical and professional services	16,110	—	—	16,110
Cost of medical equipment sales and remarketing	8,900	—	—	8,900
Medical equipment depreciation	33,976	697	—	34,673
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	103,755	4,899	—	108,654
Gross margin	58,060	3,156	—	61,216

Selling, general and administrative	47,398	2,093	—	49,491
Acquisition and integration expenses	1,605	394	—	1,999
Operating income	9,057	669	—	9,726

Equity in earnings of subsidiary	329	—	(329)	—
Interest expense	24,364	86	—	24,450
Income (loss) before income taxes and non controlling interest	(14,978)	583	(329)	(14,724)

Provision (benefit) for income taxes	(6,520)	254	—	(6,266)
Consolidated net income (loss) before non controlling interest	(8,458)	329	(329)	(8,458)
Net income attributable to non controlling interest	138	138	(138)	138
Net income (loss) attributable to Universal Hospital Services, Inc.	$(8,596)	$191	$(191)	$(8,596)

Universal Hospital Services, Inc.

Consolidating Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	For the three months ended June 30, 2012				For the six months ended June 30, 2012
	Parent	Subsidiary			Parent	Subsidiary
	Issuer	Guarantor	Consolidating		Issuer	Guarantor	Consolidating
	UHS	Surigical Services	Adjustments	Consolidated	UHS	Surigical Services	Adjustments	Consolidated
Consolidated net income (loss)	$2,332	$(1,299)	$1,299	$2,332	$(632)	$(1,208)	$1,208	$(632)
Other comprehensive income:
Gain on cash flow hedge, net of tax	1,167	—	—	1,167	2,887	—	—	2,887
Total other comprehensive income	1,167	—	—	1,167	2,887	—	—	2,887
Comprehensive income (loss)	3,499	(1,299)	1,299	3,499	2,255	(1,208)	1,208	2,255
Comprehensive income attributable to non controlling interest	184	—	—	184	366	—	—	366
Comprehensive income (loss) attributable to Universal Hospital Services, Inc.	$3,315	$(1,299)	$1,299	$3,315	$1,889	$(1,208)	$1,208	$1,889

	For the three months ended June 30, 2011				For the six months ended June 30, 2011
	Parent	Subsidiary			Parent	Subsidiary
	Issuer	Guarantor	Consolidating		Issuer	Guarantor	Consolidating
	UHS	Surigical Services	Adjustments	Consolidated	UHS	Surigical Services	Adjustments	Consolidated
Consolidated net income (loss)	$(2,316)	$329	$(329)	$(2,316)	$(8,458)	$329	$(329)	$(8,458)
Other comprehensive income:
Gain on cash flow hedge, net of tax	1,583	—	—	1,583	3,284	—	—	3,284
Total other comprehensive income	1,583	—	—	1,583	3,284	—	—	3,284
Comprehensive income (loss)	(733)	329	(329)	(733)	(5,174)	329	(329)	(5,174)
Comprehensive income attributable to non controlling interest	138	—	—	138	138	—	—	138
Comprehensive income (loss) attributable to Universal Hospital Services, Inc.	$(871)	$329	$(329)	$(871)	$(5,312)	$329	$(329)	$(5,312)

Universal Hospital Services, Inc.

Consolidating Statements of Cash Flows

(in thousands)

(unaudited)

	For the six months ended June 30, 2012
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surigical	Adjustments	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$576	$(1,208)	$—	$(632)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	37,140	2,533	—	39,673
Amortization of intangibles, deferred financing costs and bond premium	7,764	1,548	—	9,312
Provision for doubtful accounts	323	69	—	392
Provision for inventory obsolescence	182	—	—	182
Non-cash stock-based compensation expense	2,150	—	—	2,150
Non-cash gain on trade-in of recalled equipment	(14,122)	—	—	(14,122)
Loss (gain) on sales and disposals of equipment	(700)	5	—	(695)
Deferred income taxes	(666)	(784)	—	(1,450)
Changes in operating assets and liabilities:
Accounts receivable	(7,276)	(2,096)	—	(9,372)
Due from (to) affiliates	(20,060)	20,060	—	—
Inventories	(1,145)	(533)	—	(1,678)
Other operating assets	(1,745)	(256)	—	(2,001)
Accounts payable	471	(1,079)	—	(608)
Other operating liabilities	(1,992)	(1,485)	—	(3,477)
Net cash provided by operating activities	900	16,774	—	17,674
Cash flows from investing activities:
Medical equipment purchases	(30,007)	(2,075)	—	(32,082)
Property and office equipment purchases	(3,450)	(187)	—	(3,637)
Proceeds from disposition of property and equipment	3,935	—	—	3,935
Acquisitions, net of cash acquired	(436)	(11,009)	—	(11,445)
Net cash used in investing activities	(29,958)	(13,271)	—	(43,229)
Cash flows from financing activities:
Proceeds under senior secured credit facility	72,000	—	—	72,000
Payments under senior secured credit facility	(39,000)	—	—	(39,000)
Payments of principal under capital lease obligations	(2,602)	(796)	—	(3,398)
Payoff of acquired debt	—	(3,163)	—	(3,163)
Distributions to non controlling interests	—	(373)	—	(373)
Proceeds from exercise of parent company stock options	150	—	—	150
Dividend and equity distribution payments	(763)	—	—	(763)
Change in book overdrafts	(727)	—	—	(727)
Net cash provided by (used in) financing activities	29,058	(4,332)	—	24,726
Net change in cash and cash equivalents	—	(829)	—	(829)

Cash and cash equivalents at the beginning of period	—	1,161	—	1,161
Cash and cash equivalents at the end of period	$—	$332	$—	$332

Universal Hospital Services, Inc.

Consolidating Statements of Cash Flows

(in thousands)

(unaudited)

	For the six months ended June 30, 2011
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surigical	Adjustments	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(8,787)	$329	$—	$(8,458)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	38,677	737	—	39,414
Amortization of intangibles, deferred financing costs and bond premium	7,999	677	—	8,676
Provision for doubtful accounts	405	(5)	—	400
Provision for inventory obsolescence	76	—	—	76
Non-cash stock-based compensation expense	2,196	—	—	2,196
Non-cash gain on trade-in of recalled equipment	(3,292)	—	—	(3,292)
Loss (gain) on sales and disposals of equipment	(807)	6	—	(801)
Deferred income taxes	(6,311)	243	—	(6,068)
Changes in operating assets and liabilities:
Accounts receivable	(1,702)	392	—	(1,310)
Due from (to) affiliates	1,150	(1,150)	—	—
Inventories	(85)	(40)	—	(125)
Other operating assets	(299)	47	—	(252)
Accounts payable	(1,738)	(373)	—	(2,111)
Other operating liabilities	2,446	299	—	2,745
Net cash provided by operating activities	29,928	1,162	—	31,090
Cash flows from investing activities:
Medical equipment purchases	(47,997)	(119)	—	(48,116)
Property and office equipment purchases	(3,227)	(8)	—	(3,235)
Proceeds from disposition of property and equipment	1,492	4	—	1,496
Acquisitions, net of cash acquired	(66,519)	—	1,480	(65,039)
Net cash used in investing activities	(116,251)	(123)	1,480	(114,894)
Cash flows from financing activities:
Proceeds under senior secured credit facility	132,250	—	—	132,250
Payments under senior secured credit facility	(185,150)	—	—	(185,150)
Payments of principal under capital lease obligations	(2,175)	(539)	—	(2,714)
Payment of deferred financing costs	(3,500)	—	—	(3,500)
Proceeds from issuance of bonds	178,938	—	—	178,938
Accrued interest received from bondholders	661	—	—	661
Cash paid to non controlling interests	—	(147)	—	(147)
Proceeds from exercise of parent company stock options	40	—	—	40
Change in book overdrafts	1,173	—	—	1,173
Net cash provided by (used in) financing activities	122,237	(686)	—	121,551
Net change in cash and cash equivalents	35,914	353	1,480	37,747

Cash and cash equivalents at the beginning of period	—	1,480	(1,480)	—
Cash and cash equivalents at the end of period	$35,914	$1,833	$—	$37,747

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

17.                               Restatement

For the three and six-month periods ended June 30, 2012, the Company recorded $13.4 million and $16.0 million, respectively, of gains from both non-monetary and cash refunds on recalled infusion pumps within revenues. The three and six-month periods ended June 30, 2011 included $2.6 million and $3.9 million, respectively. Non-cash gains result from receiving a replacement pump for a recalled pump.  The gains are a result of the fair market value of the replacement pump less the net book value of the recalled pump. The infusion pump recall program began in 2010 and ended in July 2012.  The Company has determined that the gains should have been presented as a reduction of cost of sales. As a result, the Company is restating its consolidated financial statements and related disclosures to recognize a reduction of both revenue and costs of sales for the three and six-month periods ended June 30, 2012 and 2011 for this item.  In addition, the Company also chose to correct certain tax items that were immaterial individually and in the aggregate. These other tax corrections related to a $1.0 million adjustment to deferred taxes recorded in connection with a 2011 acquisition and the corresponding impact on the goodwill and valuation allowance balances and $0.3 million decrease to the provision for income taxes related to the first quarter of 2012.

The tables below present the effects of the restatement on the consolidated balance sheets (in thousands):

	June 30, 2012
	Previously
	Reported	Adjustments	Restated
Deferred income taxes - current assets	$11,012	$(146)	$10,866
Total current assets	105,992	(146)	105,846
Goodwill	335,416	(1,041)	334,375
Total assets	971,896	(1,187)	970,709
Deferred income taxes	76,357	(146)	76,211
Accumulated deficit	(109,623)	(1,041)	(110,664)
Total Universal Hospital Services, Inc. equity	95,731	(1,041)	94,690
Total equity	96,110	(1,041)	95,069
Total liabilities and equity	971,896	(1,187)	970,709

The tables below present the effects of the restatement on the consolidated statements of operations (in thousands):

	For the three months ended June 30, 2012			For the six months ended June 30, 2012
	Previously			Previously
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Revenue
Medical equipment outsourcing	$88,460	$(13,379)	$75,081	$168,497	$(16,032)	$152,465
Technical and professional services	22,350	—	22,350	42,479	—	42,479
Medical equipment sales and remarketing	9,264	—	9,264	15,631	—	15,631
Total revenues	120,074	(13,379)	106,695	226,607	(16,032)	210,575

Cost of Sales
Cost of medical equipment outsourcing	32,591	(13,379)	19,212	64,569	(16,032)	48,537
Cost of technical and professional services	16,885	—	16,885	32,654	—	32,654
Cost of medical equipment sales and remarketing	7,345	—	7,345	12,099	—	12,099
Medical equipment depreciation	17,321	—	17,321	34,225	—	34,225
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	74,142	(13,379)	60,763	143,547	(16,032)	127,515
Gross margin	45,932	—	45,932	83,060	—	83,060

Provision (benefit) for income taxes	197	—	197	(2,674)	(298)	(2,972)
Consolidated net income (loss) before non controlling interest	2,332	—	2,332	(930)	298	(632)
Net income (loss) attributable to Universal Hospital Services, Inc.	2,148	—	2,148	(1,296)	298	(998)

	For the three months ended June 30, 2011			For the six months ended June 30, 2011
	Previously			Previously
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Revenue
Medical equipment outsourcing	$73,847	$(2,605)	$71,242	$140,086	$(3,929)	$136,157
Technical and professional services	11,361	—	11,361	22,231	—	22,231
Medical equipment sales and remarketing	5,876	—	5,876	11,482	—	11,482
Total revenues	91,084	(2,605)	88,479	173,799	(3,929)	169,870

Cost of Sales
Cost of medical equipment outsourcing	28,466	(2,605)	25,861	52,900	(3,929)	48,971
Cost of technical and professional services	8,227	—	8,227	16,110	—	16,110
Cost of medical equipment sales and remarketing	4,600	—	4,600	8,900	—	8,900
Medical equipment depreciation	17,505	—	17,505	34,673	—	34,673
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	58,798	(2,605)	56,193	112,583	(3,929)	108,654
Gross margin	32,286	—	32,286	61,216	—	61,216

Provision (benefit) for income taxes	(7,520)	1,041	(6,479)	(7,307)	1,041	(6,266)
Consolidated net income (loss) before non controlling interest	(1,275)	(1,041)	(2,316)	(7,417)	(1,041)	(8,458)
Net income (loss) attributable to Universal Hospital Services, Inc.	(1,413)	(1,041)	(2,454)	(7,555)	(1,041)	(8,596)

The tables below present the effects of the restatement on the consolidated statements of comprehensive income (loss) (in thousands):

	For the three months ended June 30, 2012			For the six months ended June 30, 2012
	Previously			Previously
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Consolidated net income (loss)	$2,332	$—	$2,332	$(930)	$298	$(632)
Comprehensive income (loss)	3,449	—	3,449	1,957	298	2,255
Comprehensive income (loss) attributable to Universal Hospital Services, Inc.	3,315	—	3,315	1,591	298	1,889

	For the three months ended June 30, 2011			For the six months ended June 30, 2011
	Previously			Previously
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Consolidated net income (loss)	$(1,275)	$(1,041)	$(2,316)	$(7,417)	$(1,041)	$(8,458)
Comprehensive income (loss)	308	(1,041)	(733)	(4,133)	(1,041)	(5,174)
Comprehensive income (loss) attributable to Universal Hospital Services, Inc.	170	(1,041)	(871)	(4,271)	(1,041)	(5,312)

The tables below present the effects of the restatement on the consolidated statements of cash flows (in thousands):

	For the six months ended June 30, 2012			For the six months ended June 30, 2011
	Previously			Previously
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Cash flows from operating activities:
Consolidated net loss	$(930)	$298	$(632)	$(7,417)	$(1,041)	$(8,458)
Adjustment to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	—	—	—	(7,109)	1,041	(6,068)
Changes in other operating liabilities	(3,179)	(298)	(3,477)	—	—	—

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

The Company has restated certain amounts for the three and six-month periods ended June 30, 2012 and 2011.  The Company’s consolidated financial statements included in the Original Filing reflected $13.4 million and $16.0 million of gains from both non-monetary and cash refunds on recalled infusion pumps within revenues for the three and six-month periods ended June 30, 2012, respectively.  The three and six-month periods ended June 30, 2011 included $2.6 million and $3.9 million, respectively. The Company has determined that the gains should have been presented as a reduction of cost of sales. As a result the Company is restating its consolidated financial statements and related disclosures to recognize a reduction of both revenue and costs of sales for the three and six-month periods ended June 30, 2012 and 2011 for this item.  Such adjustments have no impact on gross margin, operating income, net income or cash flows.  In addition, the Company also chose to correct certain tax items that were immaterial individually and in the aggregate. These other tax corrections related to a $1.0 million adjustment to deferred taxes recorded in connection with a 2011 acquisition and the corresponding impact on the goodwill and valuation allowance balances and $0.3 million decrease to the provision for income taxes related to the first quarter of 2012.

Medical Equipment Outsourcing Segment - Manage & Utilize

Our flagship business is our Medical Equipment Outsourcing segment, which accounted for $75.1 million, or approximately 70.4% of our revenues, for the quarter ended June 30, 2012 and $152.5 million, or approximately 72.4% of our revenues, for the six months ended June 30, 2012. As of June 30, 2012, we owned or managed over 440,000 pieces in our Medical Equipment Outsourcing segment, primarily in the categories of respiratory therapy, newborn care, critical care, patient monitors, patient handling (which includes fall management, bariatrics, beds, stretchers and wheelchairs), pressure area management (such as therapy surfaces), wound therapy, laser and mobile surgical services (such as CO2, Nd: YAG, Pulse Dye, KTP/YAG, Diode, Greenlight XPS and HPS and Cryosurgery technology).  Historically, we have generally purchased and owned directly the equipment used in our Medical Equipment Outsourcing programs, though we have at times entered into revenue share agreements with certain equipment manufacturers, where the manufacturers retain ownership of the equipment, but UHS takes possession and manages the rental of the equipment to customers. Such arrangements are less capital intensive for us.

We have four primary outsourcing programs:

·                  Supplemental and Peak Needs Usage;

·                  Customized Outsourcing Agreements;

·                  Asset360TM Equipment Management Program, (“Asset360 Program”); and

·                  Laser and Mobile Surgical Services.

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

For the six months ended June 30, 2012, we recognized recalled equipment gains of approximately $15.4 million, net of costs associated with the retirement of the recalled pumps, of which approximately $14.1 million were non-cash gains. Non-cash gains result from receiving a replacement pump for a recalled pump rather than receiving a direct cash reimbursement. The gains are a result of the fair market value of the replacement pump less the net book value of the recalled pump. Such gains have been recognized as an offset to cost of sales in our consolidated statements of operations.

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

Technical and Professional Services Segment - Plan & Acquire; Maintain & Repair

Our Technical and Professional Services segment accounted for $22.4 million, or approximately 20.9% of our revenues for the quarter ended June 30, 2012 and $42.5 million, or approximately 20.2% of our revenues for the six months ended June 30, 2012. We leverage our over 70 years of experience and our extensive equipment database in repairing and maintaining medical equipment.  We offer a broad range of inspection, preventative maintenance, repair, logistic and consulting services through our team of over 325 technicians and professionals located throughout the United States in our nationwide network of offices and managed over 230,000 units of customer owned equipment during the twelve months ended June 30, 2012. In addition, during the twelve months ended June 30, 2012, we serviced over 440,000 units that we own or directly manage. Our Technical and Professional Service offerings provide a complementary alternative for customers that wish to own their medical equipment, but lack the infrastructure, expertise or scale to perform routine maintenance, repair, record-keeping and lifecycle analysis and planning functions.

Medical Equipment Sales and Remarketing Segment - Redeploy & Remarket

Our Medical Equipment Sales and Remarketing segment accounted for $9.3 million, or approximately 8.7%, of our revenues for the quarter ended June 30, 2012 and $15.6 million, or approximately 7.4% of our revenues for the six months ended June 30, 2012. This segment includes three distinct business activities:

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

RESULTS OF OPERATIONS(1)

The following discussion addresses:

·                  our financial condition as of June 30, 2012 and

·                  the results of operations for the three-month and six-month periods ended June 30, 2012 and 2011.

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

	Three Months Ended June 30,			Six Months Ended June 30,
			Percent			Percent
	Percent of Total Revenues		Increase	Percent of Total Revenues		Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)
Revenue
Medical equipment outsourcing	70.4%	80.5%	5.4%	72.4%	80.2%	12.0%
Technical and professional services	20.9	12.8	96.7	20.2	13.1	91.1
Medical equipment sales and remarketing	8.7	6.7	57.7	7.4	6.7	36.1
Total revenues	100.0%	100.0%	20.6	100.0%	100.0%	24.0

Cost of Sales
Cost of medical equipment outsourcing	18.0	29.2	(25.7)	23.1	28.8	(0.9)
Cost of technical and professional services	15.8	9.3	105.2	15.5	9.5	102.7
Cost of medical equipment sales and remarketing	6.9	5.2	59.7	5.7	5.2	35.9
Medical equipment depreciation	16.2	19.8	(1.1)	16.3	20.5	(1.3)
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	56.9	63.5	8.1	60.6	64.0	17.4
Gross margin	43.1	36.5	42.3	39.4	36.0	35.7

Selling, general and administrative	26.9	30.6	5.9	26.8	29.1	13.9
Acquisition and integration expenses	0.2	1.4	(84.5)	0.1	1.2	(85.3)
Operating income	16.0	4.5	331.2	12.5	5.7	171.4

Interest expense	13.6	14.4	13.8	14.2	14.4	22.7
Income (loss) before income taxes and non controlling interest	2.4	(9.9)	*	(1.7)	(8.7)	*

Provision (benefit) for income taxes	0.2	(7.3)	*	(1.4)	(3.7)	(52.6)
Consolidated net income (loss)	2.2%	(2.6)	*	(0.3)%	(5.0)%	*

*Not meaningful

(1)  The Company has restated certain amounts for the three and six-month periods ended June 30, 2012 and 2011.  The Company’s consolidated financial statements included in the Original Filing reflected $13.4 million and $16.0 million of gains from both non-monetary and cash refunds on recalled infusion pumps within revenues for the three and six-month periods ended June 30, 2012, respectively. The three and six-month periods ended June 30, 2011 included $2.6 million and $3.9 million, respectively. The Company has determined that the gains should have been presented as a reduction of cost of sales. As a result the Company is restating its consolidated financial statements and related disclosures to recognize a reduction of both revenue and costs of sales for the three and six-month periods ended June 30, 2012 and 2011 for this item.  Such adjustments have no impact on gross margin, operating income, net income or cash flows.  In addition, the Company also chose to correct certain tax items that were immaterial individually and in the aggregate. These other tax corrections related to a $1.0 million adjustment to deferred taxes recorded in connection with a 2011 acquisition and the corresponding impact on the goodwill and valuation allowance balances and $0.3 million decrease to the provision for income taxes related to the first quarter of 2012.

Consolidated Results of Operations for the three months ended June 30, 2012 compared to the three months ended June 30, 2011

Total Revenue

Total revenue for the three months ended June 30, 2012 was $106.7 million, compared with $88.5 million for the three months ended June 30, 2011, an increase of $18.2 million or 20.6%.  The increase was primarily due to our technical and professional services segment related to a large BioMed360 program which began in September 2011, and resulted in additional revenue of $10.9 million, combined with an increase in our medical equipment outsourcing segment related to acquisitions in our laser surgical services business, resulting in additional revenue of $4.7 million.  In addition, the net addition of 7 Asset360TM Equipment Management Programs (“Asset360 Programs”) and increased revenues driven by incremental business from new and existing technology, partially offset by sluggish patient census and what we believe has been a sustained customer effort to control outsourcing expenses affecting our peak need rental business.

Cost of Sales

Total cost of sales for the three months ended June 30, 2012 was $60.8 million compared to $56.2 million for the three months ended June 30, 2011, an increase of $4.6 million or 8.1%. The increase was primarily due to an increase in our technical and professional services segment related to a large BioMed360 program, which resulted in additional costs of $8.5 million, combined with an increase in our medical equipment outsourcing segment related to acquisitions in our laser surgical services business, which resulted in additional costs of $2.6 million.  In addition, our medical equipment sales and remarketing segment costs increased $2.7 million due to an increase in costs associated with  disposable and used equipment sales.  This was mostly offset by an increase in gains from that experienced in the prior year on recalled equipment of $10.3 million, net of costs associated with the retirement of the recalled pumps.

Gross Margin

Total Gross margin for the three months ended June 30, 2012 was $45.9 million, or 43.0% of total revenues compared to $32.3 million, or 36.5% of total revenues, for the three months ended June 30, 2011, an increase of $13.6 million or 42.3%.  Gross margin as a percent of revenue for the quarter was favorably impacted by higher margin on increased recall equipment gains from that experienced in the prior year of $10.3 million, net of costs associated with the retirement of the recalled pumps.

Medical Equipment Outsourcing Segment — Manage & Utilize

(in thousands)

	Three Months Ended
	June 30,
	2012	2011	Change	% Change
Total revenue	$75,081	$71,242	$3,839	5.4%
Cost of revenue	19,212	25,861	(6,649)	(25.7)
Medical equipment depreciation	17,321	17,505	(184)	(1.1)
Gross margin	$38,548	$27,876	$10,672	38.3

Gross margin %	51.3%	39.1%

Gross margin	$38,548	$27,876	$10,672	38.3
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of medical equipment	112	1,870	(1,758)	(94.0)
Gross margin, before purchase accounting adjustments	$38,660	$29,746	$8,914	30.0

Gross margin %, before purchase accounting adjustments	51.5%	41.8%

Total revenue in the Medical Equipment Outsourcing segment increased $3.8 million, or 5.4%, to $75.1 million in the second quarter of 2012 as compared to the same period of 2011.  The increase was primarily due to an increase in revenues related to our laser surgical services business from additional acquisitions, the net addition of 7 Asset360TM Equipment Management Programs (“Asset360 Programs”) and increased revenues driven by incremental business from new and existing technology, both owned and managed, partially offset by sluggish patient census and what we believe has been a sustained customer effort to control outsourcing expenses. Many of our Asset360 Program customers utilize more than one of our equipment management program offerings in areas such as infusion, patient handling, and negative pressure wound therapy. As of June 30, 2012, we had 113 such active programs within 80 hospitals, up from 107 of such programs as of December 31, 2011.

Total cost of revenue in the segment decreased $6.6 million, or 25.7%, to $19.2 million in the second quarter of 2012 as compared to the same period of 2011.  This decrease in costs is primarily attributable an increase in gains from that experienced in the prior year on recalled equipment of $10.3 million, net of costs associated with the retirement of the recalled pumps, partially offset by higher employee-related expenses to support growth initiatives in patient handling and wound therapy.

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

Gross margin percentage for the Medical Equipment Outsourcing segment increased from 39.1% in the second quarter of 2011 to 51.3% in the second quarter of 2012. This increase was primarily attributable to higher margin on increased recalled equipment gains from that experienced in the prior year of $10.3 million, net of costs associated with the retirement of the recalled pumps. Gross margin percentage for the Medical Equipment Outsourcing segment increased from 39.1% in the second quarter of 2011 to 51.3% in the second quarter of 2012. This increase was primarily attributable to higher margin on net gains from recalled equipment of $10.3 million. Gross margin percentage, before purchase accounting adjustments, increased from 41.8% in the second quarter of 2011 to 51.5% in the second quarter of 2012. The increase in gross margin after purchase accounting adjustments is attributable to higher margin on net gains from recalled equipment.

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

Income Taxes

Income taxes were an expense of $0.2 million and a benefit of $6.5 million for the three months ended June 30, 2012 and 2011, respectively. Our January 3, 2012 acquisition resulted in the recording of deferred tax liabilities on the opening balance sheet due to higher book than tax basis for fixed assets and amortizable intangible assets. This discrete event had the one-time effect of reducing our valuation allowance by approximately $3.4 million on that date, though this amount was offset by approximately $1.4 million of additional valuation allowance resulting from year-to-date losses. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

Consolidated Net Income

Consolidated net income increased $4.6 million to $2.3 million in the second quarter of 2012 as compared to the same period of 2011.  Net income was impacted primarily by gains on recalled equipment.

Consolidated Results of Operations for the six months ended June 30, 2012 compared to the six months ended June 30, 2011

Total Revenue

Total revenue for the six months ended June 30, 2012 was $210.6 million, compared with $169.9 million for the six months ended June 30, 2011, an increase of $40.7 million or 24.0%.  The increase was primarily due to our technical and professional services segment related to a large BioMed360 program which began in September 2011, and resulted in additional revenue of $20.3 million, combined with an increase in our medical equipment outsourcing segment related to acquisitions in our laser surgical services business, resulting in additional revenue of $8.2 million.  In addition, the net addition of 13 Asset360TM Equipment Management Programs (“Asset360 Programs”) and increased revenues driven by incremental business from new and existing technology, partially offset by sluggish patient census and what we believe has been a sustained customer effort to control outsourcing expenses affecting our peak need rental business.

Cost of Sales

Total cost of sales for the six months ended June 30, 2012 was $127.5 million compared to $108.7 million for the six months ended June 30, 2011, an increase of $18.8 million or 17.4%. The increase was primarily due to an increase in our technical and professional services segment related to a large BioMed360 program, which resulted in additional costs of $16.5 million, combined with an increase in our medical equipment outsourcing segment related to acquisitions in our laser surgical services business, which resulted in additional costs of $2.9 million.  In addition, our medical equipment sales and remarketing segment costs increased $3.2 million due to the increase in cost associated with disposable and used equipment sales.  This was mostly offset by an increase in gains from that experienced in the prior year on recalled equipment of $11.5 million, net of costs associated with the retirement of the recalled pumps.

Gross Margin

Total Gross margin for the six months ended June 30, 2012 was $83.1 million, or 39.4% of total revenues compared to $61.2 million, or 36.0% of total revenues, for the six months ended June 30, 2011, an increase of $21.9 million or 35.7%.  Gross margin as a percent of revenue for the quarter was favorably impacted by higher margin on increased recall equipment gains from that experienced in the prior year of $11.5 million, net of costs associated with the retirement of the recalled pumps.

Medical Equipment Outsourcing Segment — Manage & Utilize

(in thousands)

	Six Months Ended
	June 30,
	2012	2011	Change	% Change
Total revenue	$152,465	$136,157	$16,308	12.0%
Cost of revenue	48,537	48,971	(434)	(0.9)
Medical equipment depreciation	34,225	34,673	(448)	(1.3)
Gross margin	$69,703	$52,513	$17,190	32.7

Gross margin %	45.7%	38.6%

Gross margin	$69,703	$52,513	$17,190	32.7
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of medical equipment	196	4,594	(4,398)	(95.7)
Gross margin, before purchase accounting adjustments	$69,899	$57,107	$12,792	22.4

Gross margin %, before purchase accounting adjustments	45.8%	41.9%

Total revenue in the Medical Equipment Outsourcing segment increased $16.3 million, or 12.0%, to $152.5 million in the first six months of 2012 as compared to the same period of 2011.  The increase was primarily due to revenues of $8.2 million related to our laser surgical business, which we acquired on April 1, 2011 through our acquisition of Emergent Group, the net addition of 13 Asset360 Programs, and increased revenues driven by incremental business from new and existing technology, both owned and managed, partially offset by sluggish patient census and what we believe has been a sustained customer effort to control outsourcing expenses. As of June 30, 2012, we had 113 such active programs within 80 hospitals, up from 107 of such programs as of December 31, 2011.

Total cost of revenue in the segment decreased $0.4 million, or 0.9%, to $48.5 million in the first six months of 2012 as compared to the same period of 2011. This decrease in costs is primarily attributable an increase in gains from that experienced in the prior year on recalled equipment of $11.5 million, net of costs associated with the retirement of the recalled pumps. The costs were partially offset by costs of $2.9 million related to our new laser surgical business, and higher employee-related expenses, including costs related to our continued build of clinical resources to support growth initiatives in patient handling and wound therapy.

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

Gross margin percentage for the Medical Equipment Outsourcing segment increased from 38.6% in the first six months of 2011 to 45.7% in the first six months of 2012. Gross margin percentage, before purchase accounting adjustments, increased from 41.9% in the first six months of 2011 to 45.8% in the first six months of 2012. These increases resulted primarily from an increase in net gains from that experienced in the prior year on recall equipment of $11.5 million and the decrease in depreciation related to purchase accounting adjustments.

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

Selling, General and Administrative

Selling, General and Administrative and Interest Expense

	Six Months Ended
	June 30,
(in thousands)	2012	2011	Change	% Change
Selling, general and administrative	$56,367	$49,491	$6,876	13.9%
Acquisition and integration expenses	294	1,999	(1,705)	(85.3)
Interest expense	30,003	24,450	5,553	22.7

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

Income Taxes

Income taxes were a benefit of $3.0 million and $6.3 million for the six months ended June 30, 2012 and 2011, respectively. Our January 3, 2012 acquisition resulted in the recording of deferred tax liabilities on the opening balance sheet due to higher book than tax basis for fixed assets and amortizable intangible assets. This discrete event had the one-time effect of reducing our valuation allowance by approximately $3.4 million on that date, though this amount was offset by approximately $1.4 million of additional valuation allowance resulting from year-to-date losses. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

Consolidated Net Loss

Consolidated net loss decreased $7.8 million to $0.6 million in the first six months of 2012 as compared to the same period of 2011.  Net loss was impacted primarily by net gains on recall equipment.

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

	Six Months Ended
	June 30,
(in thousands)	2012	2011
Net loss attributable to Universal Hospital Services, Inc.	$(998)	$(8,596)
Interest expense	30,003	24,450
Provision (benefit) for income taxes	(2,972)	(6,266)
Depreciation and amortization	47,607	46,855
EBITDA	$73,640	$56,443

	Six Months Ended
	June 30,
(in thousands)	2012	2011
EBITDA	$73,640	$56,443

Other Financial Data:
Net cash provided by operating activities	$17,674	$31,090
Net cash (used in) investing activities	(43,229)	(114,894)
Net cash provided by financing activities	24,726	121,551

Other Operating Data (as of end of period):
Medical equipment (approximate number of owned outsourcing units)	265,000	244,000
District offices	83	84
Number of outsourcing hospital customers	4,300	4,300
Number of total outsourcing customers	8,725	8,650

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

SAFE HARBOR STATEMENT

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: We believe statements in this Quarterly Report on Form 10-Q/A looking forward in time involve risks and uncertainties.  The following factors, among others, could adversely affect our business, operations and financial condition, causing our actual results to differ materially from those expressed in any forward-looking statements:

·                  our substantial indebtedness could adversely affect our financial health;

·                  risks associated with ability to fund our significant cash needs;

·                  risks associated with our pension plan;

·                  revenue generation related to decreases in patient census or services;

·                  risks associated with the current economic environment, including the credit markets;

·                  the effect of the global economic downturn on our customers and suppliers;

·                  risks associated with supplier concentration;

·                  health care providers willingness to alter their procurement of medical equipment;

·                  risks associated with competition;

·                  risk associated with bundling of products and services by competitors;

·                  risks associated with our lack of long-term commitments from some customers;

·                  consolidation in the health care industry;

·                  our ability to successfully identify and manage our acquisitions;

·                  uncertainties regarding the impact of U.S. healthcare reform on our business;

·                  changes in third-party payor reimbursement for health care items and services;

·                  our inability to attract or retain skilled employees and the loss of any of our key personnel;

·                  our ability to maintain contracts with existing customers and enter into new contracts with our customers;

·                  risks associated with cash flow fluctuations;

·                  risks associated with credit risks posed by our home care provider and nursing home customers;

·                  our customers being subject to extensive government regulation and our exposure to potential costs and fines associated with such regulations;

·                  risks associated with regulation related to our limited liability companies;

·                  the effect of expenditures related to equipment recalls or obsolescence;

·                  liabilities for legal claims associated with medical equipment that we outsource and service;

·                  risks related to increased costs that cannot be passed on to our customers;

·                  risks associated with the failure of our management information systems;

·                  inherent limitations in our internal control systems over financial reporting;

·                  conflicts of interest between our principal equity holder and our other security holders; and

·                  the risk factors as set forth in Item 1A of our 2011 Annual Report on Form 10-K/A.

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

Item 4.  Controls and Procedures

(a)           Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the existence of a material weakness in internal control over financial reporting, the company’s disclosure controls and procedures were not effective as of June 30, 2012.

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

Universal Hospital Services, Inc.

Consolidating Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	For the twelve months ended December 31, 2011
	Parent Issuer UHS	Subsidiary Guarantor Surigical Services	Consolidating Adjustments	Consolidated

Consolidated net loss	$(21,939)	$(1,354)	$1,354	$(21,939)
Other comprehensive income (loss):
Loss on minimum pension liability, net of tax	(4,136)	—	—	(4,136)
Gain on cash flow hedge, net of tax	7,088	—	—	7,088
Total other comprehensive income	2,952	—	—	2,952
Comprehensive loss	(18,987)	(1,354)	1,354	(18,987)
Comprehensive income attributable to non controlling interest	451	451	(451)	451
Comprehensive income (loss) attributable to Universal Hospital Services, Inc.	$(19,438)	$(1,805)	$1,805	$(19,438)

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

The 2012 Notes were sold pursuant to Rule 144A promulgated under, and Regulation S of, the Securities Act of 1933, as amended, and have not been registered in the United States under the Securities Act or in any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

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