Form 10-Q
period 2012-09-30
UNIVERSAL HOSPITAL SERVICES INC
filed 2012-11-13
CIK 886171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of common stock outstanding as of November 1, 2012:  1,000

Universal Hospital Services, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements — Unaudited

Universal Hospital Services, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share information)

(unaudited)

	September 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$2,462	$1,161
Accounts receivable, less allowance for doubtful accounts of $2,015 at September 30, 2012 and $1,919 at December 31, 2011	75,127	70,592
Inventories	8,694	6,023
Deferred income taxes, net	10,115	9,960
Other current assets	4,974	4,392
Total current assets	101,372	92,128

Property and equipment, net:
Medical equipment, net	240,208	235,887
Property and office equipment, net	29,628	28,460
Total property and equipment, net	269,836	264,347

Other long-term assets:
Goodwill	335,577	325,911
Other intangibles, net	237,954	241,440
Other, primarily deferred financing costs, net	15,785	13,106
Total assets	$960,524	$936,932

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$6,425	$5,627
Interest rate swap	—	4,755
Book overdrafts	1,966	3,614
Accounts payable	34,670	31,359
Accrued compensation	16,427	11,571
Accrued interest	8,200	4,937
Dividend payable	780	771
Other accrued expenses	11,756	10,352
Total current liabilities	80,224	72,986

Long-term debt, less current portion	696,682	665,470
Pension and other long-term liabilities	13,220	12,981
Payable to Parent	21,622	19,019
Deferred income taxes, net	75,295	73,289

Commitments and contingencies (Note 10)

Equity
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Additional paid-in capital	214,294	214,294
Accumulated deficit	(132,256)	(109,666)
Accumulated other comprehensive loss	(8,940)	(11,827)
Total Universal Hospital Services, Inc. equity	73,098	92,801
Non controlling interest	383	386
Total equity	73,481	93,187
Total liabilities and equity	$960,524	$936,932

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011 (As Restated)	2012	2011 (As Restated)
Revenue
Medical equipment outsourcing	$74,134	$69,002	$226,599	$205,159
Technical and professional services	20,066	13,852	62,545	36,083
Medical equipment sales and remarketing	7,619	6,490	23,250	17,972
Total revenues	101,819	89,344	312,394	259,214

Cost of Sales
Cost of medical equipment outsourcing	28,736	23,814	77,273	72,785
Cost of technical and professional services	14,455	10,540	47,109	26,650
Cost of medical equipment sales and remarketing	6,014	5,215	18,112	14,115
Medical equipment depreciation	18,104	17,006	52,329	51,678
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	67,309	56,575	194,823	165,228
Gross margin	34,510	32,769	117,571	93,986

Selling, general and administrative	29,885	22,756	86,251	72,247
Acquisition and integration expenses	58	622	352	2,621
Operating income	4,567	9,391	30,968	19,118

Loss on extinguishment of debt	12,339	—	12,339	—
Interest expense	13,530	15,122	43,534	39,572
Loss before income taxes and non controlling interest	(21,302)	(5,731)	(24,905)	(20,454)

Provision (benefit) for income taxes	90	(145)	(2,883)	(6,410)
Consolidated net loss	$(21,392)	$(5,586)	$(22,022)	$(14,044)
Net income attributable to non controlling interest	202	159	568	297
Net loss attributable to Universal Hospital Services, Inc.	$(21,594)	$(5,745)	$(22,590)	$(14,341)

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Consolidated net loss	$(21,392)	$(5,586)	$(22,022)	$(14,044)
Other comprehensive income:
Gain on cash flow hedge, net of tax	—	1,970	2,887	5,254
Total other comprehensive income	—	1,970	2,887	5,254
Comprehensive loss	(21,392)	(3,616)	(19,135)	(8,790)
Comprehensive income attributable to non controlling interest	202	159	568	297
Comprehensive loss attributable to Universal Hospital Services, Inc.	$(21,594)	$(3,775)	$(19,703)	$(9,087)

The accompanying notes are an integral part of the unaudited financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
		2011
	2012	(As Restated)
Cash flows from operating activities:
Consolidated net loss	$(22,022)	$(14,044)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	60,435	58,351
Amortization of intangibles, deferred financing costs and bond premium	13,800	13,339
Non-cash write off of deferred financing cost and bond premium of repurchased notes	2,541	—
Tender premium for purchase of notes	9,798	—
Provision for doubtful accounts	584	593
Provision for inventory obsolescence	236	99
Non-cash stock-based compensation expense	3,225	3,294
Non-cash gain on trade-in of recalled equipment	(15,872)	(8,360)
Gain on sales and disposals of equipment	(1,237)	(1,297)
Deferred income taxes	(3,557)	(6,717)
Changes in operating assets and liabilities:
Accounts receivable	(3,630)	(4,328)
Inventories	(1,910)	(267)
Other operating assets	(250)	(759)
Accounts payable	3,178	813
Other operating liabilities	6,294	15,350
Net cash provided by operating activities	51,613	56,067
Cash flows from investing activities:
Medical equipment purchases	(41,901)	(60,563)
Property and office equipment purchases	(4,783)	(5,861)
Proceeds from disposition of property and equipment	5,675	2,599
Acquisitions, net of cash acquired	(14,418)	(65,039)
Net cash used in investing activities	(55,427)	(128,864)
Cash flows from financing activities:
Proceeds under senior secured credit facility	113,000	132,250
Payments under senior secured credit facility	(96,200)	(185,150)
Payments of principal under capital lease obligations	(4,909)	(4,286)
Purchase of refinanced bonds	(405,000)	(4,340)
Payments on acquired debt	(4,163)	—
Proceeds from issuance of bonds	425,000	178,938
Accrued interest received from bondholders	—	661
Distributions to non controlling interests	(571)	(291)
Contributions from new members to limited liability companies	—	7
Proceeds from exercise of parent company stock options	150	41
Dividend and equity distribution payments	(763)	(32,729)
Tender premium for purchase of notes	(9,798)	—
Payment of deferred financing costs	(9,983)	—
Change in book overdrafts	(1,648)	755
Net cash provided by financing activities	5,115	85,856
Net change in cash and cash equivalents	1,301	13,059

Cash and cash equivalents at the beginning of period	1,161	—
Cash and cash equivalents at the end of period	$2,462	$13,059

Supplemental cash flow information:
Interest paid	$37,856	$22,711
Income taxes paid	976	361
Non-cash activities:
Medical equipment purchases included in accounts payable (at end of period)	$6,061	$13,113
Dividend declared to Parent	—	1,771
Capital lease additions	3,551	3,191

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

The interim consolidated financial statements presented herein as of September 30, 2012, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  These adjustments are of a normal, recurring nature.  The results of operations for any interim period are not necessarily indicative of results for the full year.

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

A description of our significant accounting policies is included in our 2011 Annual Report on Form 10-K/A. There have been no material changes to these policies for the nine months ended September 30, 2012.

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

3.                                      Acquisitions

On July 9, 2012, we completed the acquisition of certain assets of a surgical laser equipment service provider for a total consideration of approximately $5.3 million.  The consideration consists of $2.6 million of cash paid at closing, $1.0 million of debt assumed that was paid off upon closing, and approximately $1.7 million in contingent earn-out payment expected to be paid in the second half of 2013.  The acquisition was funded through our Senior Secured Credit Facility.

The following summarizes the preliminary estimates of fair values of assets acquired and liabilities assumed at the date of acquisition within our consolidated balance sheet:

(In millions)	July 9, 2012
Net working capital	$0.6
Property and equipment	1.1
Goodwill	1.2
Intangible assets	2.4
Debt	(1.0)
Total purchase price	$4.3

We will utilize additional information, particularly as it relates to intangible assets, as it becomes available in order to finalize this purchase price allocation as soon as practicable, but no later than July 9, 2013, one year from the acquisition date.

On March 31, 2012, we completed the acquisition of certain assets of the southern California equipment rental division of a medical equipment manufacturer. The total purchase price was approximately $0.8 million, including approximately $0.4 million in contingent consideration to be paid over four years based on future revenues. Assets acquired consisted of medical equipment of $0.4 million and customer relationship intangibles of $0.3 million.

On January 3, 2012, we completed the acquisition of all of the outstanding stock of a Florida-based surgical laser equipment service provider for total consideration of approximately $16.1 million. The consideration total consists of $11.0 million of cash paid at closing, $3.2 million of debt assumed that was paid off upon closing, and $1.9 million of holdback amounts expected to be paid by January 2013.  The acquisition was funded through our Senior Secured Credit Facility. At September 30, 2012, $0.3 million in holdback amount had been paid.

The following summarizes the fair values of assets acquired and liabilities assumed at the date of acquisition within our consolidated balance sheet:

(In millions)	January 3, 2012
Net working capital	$0.4
Property and equipment	5.4
Goodwill	8.4
Intangible assets	5.3
Deferred tax liability	(3.4)
Debt	(3.2)
Total purchase price	$12.9

We will utilize additional information, particularly as it relates to intangible assets and income taxes, as it becomes available in order to finalize this purchase price allocation as soon as practicable, but no later than January 3, 2013, one year from the acquisition date.

Acquisitions completed during the nine months ended September 30, 2012 are not material individually or in the aggregate.

On April 1, 2011, we completed our acquisition of Emergent Group, which was, at December 31, 2011, merged into its principal operating subsidiary, PRI Medical, whose name was subsequently changed to UHS Surgical Services, Inc., and which we refer to as “Surgical Services”. Surgical Services is a provider of laser and mobile surgical equipment services primarily for the urology community.

We acquired Surgical Services (previously, Emergent Group), for a total purchase price of approximately $65.3 million, which represents the sum of $60.0 million of cash paid for equity, $4.8 million of capital lease liability assumed and $2.0 million of transaction costs, less cash acquired of $1.5 million. All outstanding shares were purchased at a price of $8.46 per share. The acquisition was funded primarily by drawings under our Senior Secured Credit Facility, which is described below in Note 9, Long-Term Debt.

The amounts of revenue and net income of Surgical Services included in the Company’s consolidated statements of operations from April 1, 2011 to September 30, 2012 are as follows:

	Revenue and income included in the Consolidated Statements of Operations from:
(in thousands)	April 1, 2012 to September 30, 2012	January 1, 2012 to September 30, 2012	April 1, 2011 to September 30, 2011
Revenue	$25,804	$37,645	$16,461
Net income (loss) attributable to Surgical Services	$(1,848)	(1,940)	603

The following unaudited supplemental pro forma information presents the financial results as if the acquisition of Emergent Group had occurred on January 1, 2011 for the nine months ended September 30, 2011. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2011, nor are they indicative of any future results.

Nine Months Ended
(in thousands)	September 30, 2011
Revenue	$267,043
Net loss attributable to Universal Hospital Services, Inc.	(16,027)

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

4.                                      Fair Value Measurements

Financial liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, in accordance with Accounting Standards Codification (“ASC”) Topic 820, are summarized in the following table by type of inputs applicable to the fair value measurements:

	Fair Value at September 30, 2012				Fair Value at December 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Interest Rate Swap	$—	$—	$—	$—	$—	$4,755	$—	$4,755
Contingent Consideration	$—	$—	$1,994	$1,994	$—	$—	$—	$—

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

As of July 9, 2012, we initially recorded a contingent consideration liability, in the form of an earn-out payment, related to our acquisition of certain assets of a surgical laser equipment service provider in the amount of $1.7 million.  The contingent consideration payments are based on achieving certain revenue results. The fair value of the liability was estimated using a discounted cash flow approach with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in the FASB’s ASC Topic 820. The significant inputs in the Level 3 measurement not supported by market activity included our assessments of expected future cash flows during the earn-out period related to the assets acquired, appropriately discounted considering the uncertainties associated with the obligation, and calculated based on estimated revenues in accordance with the terms of the agreement. These inputs are classified as level 3 inputs.  At September 30, 2012, no earn-out had been paid.

As of March 31, 2012, we initially recorded a contingent consideration liability, in the form of an earn-out payment, related to our acquisition of certain assets of the southern California equipment rental division of a medical equipment manufacturer in the amount of $0.4 million. The contingent consideration payments are based on achieving certain revenue results. The fair value of the liability was estimated using a discounted cash flow approach with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in the FASB’s ASC Topic 820. The significant inputs in the Level 3 measurement not supported by market activity included our assessments of expected future cash flows during the earn-out period related to the assets acquired, appropriately discounted considering the uncertainties associated with the obligation, and calculated based on estimated revenues in accordance with the terms of the agreement. These inputs are classified as level 3 inputs. At September 30, 2012, $0.02 million in earn-out had been paid.

The assumptions used in preparing the discounted cash flow analyses included estimates of interest rates and the timing and amount of incremental cash flows.

Fair Value of Other Financial Instruments

The Company considers the carrying amount of financial instruments, including accounts receivable, accounts payable and accrued liabilities, as the approximate fair value due to their short maturities. We use the market approach to determine the fair value of our financial liabilities. We utilize observable market information of identical assets including trade dates, price and quantities provided by a third party pricing service for the selected reporting period. These inputs are considered level 2 inputs. The fair value of our PIK Toggle Notes, 2012 Notes and Floating Rate Notes (as defined in Note 9, Long-Term Debt) outstanding as of September 30, 2012 and December 31, 2011, based on the quoted market price for the same or similar issues of debt, is approximately:

	September 30,	December 31,
(In millions)	2012	2011

PIK Toggle Notes	$—	$417.0
2012 Notes	446.3	—
Floating Rate Notes	228.6	208.2

5.                                      Goodwill and Intangible Assets

The following table represents the changes in the Company’s Goodwill and Intangible assets for the nine months ended September 30, 2012:

	Customer	Supply	Technology	Non-Compete	Favorable Lease
(In thousands)	Relationships	Agreement	Databases	Agreements	Agreements	Trade Names	Goodwill
Balance at December 31, 2011	$59,237	$15,250	$746	$178	$29	$166,000	$325,911
Additions	7,284	—	—	521	—	—	9,666
Impairment	—	—	—	—	—	—	—
Amortization	(8,383)	(2,179)	(637)	(80)	(11)	—	—
Balance at September 30, 2012	$58,138	$13,071	$108	$619	$18	$166,000	$335,577

	Customer	Supply	Technology	Non-Compete	Favorable Lease
(In thousands)	Relationships	Agreement	Databases	Agreements	Agreements	Trade Names	Goodwill
Balance at December 31, 2010	$48,662	$18,155	$1,983	$65	$50	$166,000	$280,211
Additions	21,269	—	217	140	—	4,264	45,700
Impairment	—	—	—	—	—	—	—
Amortization	(10,694)	(2,905)	(1,454)	(27)	(21)	(4,264)	—
Balance at December 31, 2011	$59,237	$15,250	$746	$178	$29	$166,000	$325,911

Amortization expense of intangible assets with definite useful lives for the three months ended September 30, 2012 and 2011 was $3.6 million and $3.3 million, respectively.  Amortization expense for the nine months ended September 30, 2012 and 2011 was $11.3 million and $10.1 million, respectively.

6.                                      Equity

The following tables represent changes in equity attributable to our shareholders and non controlling interests for the nine months ended September 30, 2012 and 2011.

(In thousands)	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non controlling Interests	Total Equity

Balance at December 31, 2011	$214,294	$(109,666)	$(11,827)	$386	$93,187
Net income (loss)	—	(22,590)	—	568	(22,022)
Unrealized gain on cash flow hedge, net of tax of $1,868	—	—	2,887	—	2,887
Cash distributions to non controlling interests	—	—	—	(571)	(571)
Balance at September 30, 2012	$214,294	$(132,256)	$(8,940)	$383	$73,481

(in thousands)	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non controlling Interests	Total Equity

Balance at December 31, 2010	$248,794	$(87,276)	$(14,779)	$—	$146,739
Consolidation of Emergent Group non controlling interest	—	—	—	379	379
Net income (loss)	—	(14,341)	—	297	(14,044)
Dividend declared	(34,500)	—	—	—	(34,500)
Unrealized gain on cash flow hedge, net of tax of $2,044	—	—	5,254	—	5,254
Cash distributions to non controlling interests	—	—	—	(291)	(291)
Contributions from new members to non controlling interests				7	7
Balance at September 30, 2011	$214,294	$(101,617)	$(9,525)	$392	$103,544

7.                                      Stock-Based Compensation

During the nine months ended September 30, 2012, activity under the 2007 Stock Option Plan (the “2007 Stock Option Plan”), of UHS Holdco, Inc., our parent company (“Parent”), was as follows:

(in thousands except exercise price)	Number of Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at December 31, 2011	38,195	$1.05	$25,046	5.7
Granted	—
Exercised	(150)	$1.00	$60
Forfeited or expired	(698)	$1.20

Outstanding at September 30, 2012	37,347	$1.05	$14,009	4.9

Exercisable at September 30, 2012	29,546	$1.02	$11,495	4.8

Remaining authorized options available for issue	6,339

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

We determine the fair value of stock options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on a straight-line basis over the options’ expected vesting periods. There were no stock options granted during the nine months ended September 30, 2012.

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

Although Parent grants stock options, the Company recognizes compensation expense related to these options since the services are performed for its benefit.  Along with this expense, which is primarily included in selling, general and administrative expenses, the Company records an offsetting payable to Parent liability which is not expected to be settled within the next twelve months.

At September 30, 2012, unearned non-cash stock-based compensation that we expect to recognize as expense over a weighted average period of 1.2 years totals approximately $2.2 million, net of our estimated forfeiture rate of 2.0%. The expense could be accelerated upon the sale of Parent or the Company.

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

Our consolidated balance sheets as of December 31, 2011 and September 30, 2012 reflect the decrease in shareholders’ equity for dividends paid to Parent shareholders and distributions to vested option holders on July 1, 2011 and distributions payable to vested option holders on December 31, 2011, as well as estimated amounts to be paid to holders of options expected to vest on December 31, 2012 through 2015 based on an estimated option forfeiture rate of 2% annually.  Our consolidated balance sheet also reflects the related current dividend payable and long-term dividend payable included in Payable to Parent.

9.                                      Long-Term Debt

Long-term debt consists of the following:

	September 30,	December 31,
(in thousands)	2012	2011
PIK toggle notes	$—	$405,000
2012 notes	425,000	—
Floating rate notes	230,000	230,000
Unamortized bond premium	—	3,433
Senior secured credit facility	31,300	14,500
Capital lease obligations	16,807	18,164
	703,107	671,097
Less: Current portion of long-term debt	(6,425)	(5,627)
Total long-term debt	$696,682	$665,470

PIK Toggle Notes. We issued $230.0 million aggregate principal amount of our 8.50% / 9.25% Second Lien Senior Secured PIK Toggle Notes due 2015 (the “PIK Toggle Notes”) on May 31, 2007, and issued an additional $175.0 million aggregate principal amount on June 17, 2011 for a total aggregate outstanding principal amount of $405.0 million.  All of the PIK Toggle Notes were issued under an indenture dated as of May 31, 2007 (the “2007 Indenture”).

On July 24, 2012, we conducted a tender offer to purchase all $405.0 million of our outstanding PIK Toggle Notes. In conjunction with the tender offer, we also solicited consents from holders to proposed amendments to eliminate the right of the holders of the PIK Toggle Notes to benefit from substantially all of the restrictive covenants and certain event of default provisions in the 2007 Indenture with respect to the PIK Toggle Notes. On August 7, 2012 and August 21, 2012, we accepted for payment approximately $317.9 million or 78.48%, and $25,000 or 0.01%, respectively of our outstanding PIK Toggle Notes. On August 7, 2012, we entered into a supplemental indenture governing our PIK Toggle Notes which effected the proposed amendments.  On September 5, 2012, we redeemed our remaining outstanding PIK Toggle Notes of $87.1 million. In connection with the redemption of our PIK Toggle Notes, we incurred $12.3 million of debt extinguishment expense which consisted of a call premium of $9.8 million, and a credit of $2.9 million from the bond premium write-off related to the $175.0 million of PIK Toggle Notes issued on June 17, 2011, and the write-off of unamortized deferred financing costs of $5.4 million.

2012 Notes. On August 7, 2012, we issued $425.0 million in aggregate principal amount of our 7.625% Second Lien Senior Secured Notes (the “2012 Notes”), which mature on August 15, 2020.  All of the 2012 Notes were issued under an indenture dated as of August 7, 2012 (the “2012 Indenture”). The 2012 Indenture provides that the 2012 Notes are our second lien senior secured obligations and are fully and unconditionally guaranteed on a second lien senior secured basis by our existing and certain of our future wholly-owned domestic subsidiaries.

Interest on the 2012 Notes is payable, entirely in cash, semiannually, in arrears, on February 15 and August 15 of each year, beginning on February 15, 2013. We may redeem some or all of the 2012 Notes at the redemption prices set forth in the 2012 Indenture.  If we sell certain assets or undergo certain kinds of changes of control, we must offer to repurchase the 2012 Notes.

Floating Rate Notes.  Our Floating Rate Notes were issued on May 31, 2007 in the aggregate principal amount of $230.0 million under the 2007 Indenture.  The Floating Rate Notes mature on June 1, 2015. Interest on the Floating Rate Notes is payable semiannually in arrears on each June 1 and December 1. Interest on the Floating

Rate Notes is reset for each semi-annual interest period and is calculated at the current LIBOR rate plus 3.375%.  At September 30, 2012, our LIBOR-based rate was 4.1114%, which includes the credit spread. The Floating Rate Notes are redeemable, at our option, in whole or in part, at par plus accrued interest to the date of redemption. In addition, the Floating Rate Notes have a change of control provision, which gives each holder the right to require us to purchase all or a portion of such holders’ Floating Rate Notes upon a change in control, as defined in the 2007 Indenture, at a purchase price equal to 101% of the principal amount plus accrued interest to the date of purchase. The Floating Rate Notes, subject to certain definitions and exceptions, have covenants that restrict, among other things, the incurrence of additional debt, the payment of dividends and the issuance of preferred stock. The Floating Rate Notes are uncollateralized.

We may redeem some or all of the Floating Rate Notes at a redemption price equal to 100% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the applicable redemption date, if redeemed, subject to the rights of noteholders.

Interest Rate Swap. In June 2007, we entered into an interest rate swap agreement for $230.0 million, which had the effect of converting the interest rate applicable to our $230.0 million of Floating Rate Notes to a fixed interest rate of 9.065%.  The effective date for the interest rate swap agreement was December 2007 and it expired June 1, 2012.

The interest rate swap agreement qualified for cash flow hedge accounting under ASC Topic 815, Derivatives and Hedging. Both at inception and on an on-going basis, we must perform an effectiveness test.  Before its expiration on June 1, 2012, the fair value of the interest rate swap agreement was included as a cash flow hedge on our consolidated balance sheet in accordance with ASC Topic 815.  The change in fair value was recorded as a component of accumulated other comprehensive loss on our consolidated balance sheet, net of tax, since the instrument was determined to be an effective hedge.

2007 Indenture. Our Floating Rate Notes are guaranteed, jointly and severally, on a second priority senior secured basis, by Surgical Services (“Surgical Services”), and are also required to be similarly guaranteed by certain of our future domestic subsidiaries. Our PIK Toggle Notes were similarly guaranteed until their retirement or redemption as described above.  The Floating Rate Notes are, and until their redemption or retirement the PIK Toggle Notes (together with the Floating Rate Notes, the “2007 Notes”) were, our second priority senior secured obligations, ranking (i) equal in right of payment with all of our existing and future unsubordinated indebtedness, and effectively senior to any such unsecured indebtedness to the extent of the value of collateral; (ii) senior in right of payment to all of our and our guarantors’ existing and future subordinated indebtedness; (iii) effectively junior to our Senior Secured Credit Facility and other obligations that are secured by first priority liens on the collateral securing the 2007 Notes or that are secured by a lien on assets that are not part of the collateral securing the 2007 Notes, in each case, to the extent of the value of such collateral or assets; and (iv) structurally subordinated to any indebtedness and other liabilities (including trade payables) of any of our future subsidiaries that are not guarantors.

The 2007 Indenture contains covenants that limit our and our guarantors’ ability, subject to certain definitions and exceptions, and certain of our future subsidiaries’ ability to:

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

The 2007 Indenture specifies certain events of default including among others failure to pay principal, interest or premium, violation of covenants and agreements, cross-defaults to other material agreements, bankruptcy events, invalidity of guarantees, and a default in the performance by us of the security documents relating to the 2007 Indenture. Some events of default will be triggered only after certain grace or cure periods have expired, or provide for materiality thresholds. In the event certain bankruptcy-related defaults occur, the outstanding 2007 Notes will become due and payable immediately. If any other default occurs, the Trustee (and in some cases the noteholders) would be entitled to take various actions, including acceleration of amounts due under the 2007 Indenture.

Senior Secured Credit Facility. On May 6, 2010 we entered into an Amended and Restated Credit Agreement with GE Business Financial Services, Inc., as agent for the lenders, and the lenders party thereto, which amended the Senior Secured Credit Facility dated as of May 31, 2007. The Senior Secured Credit Facility is a first lien senior secured asset based revolving credit facility (as amended, the “Senior Secured Credit Facility”). The Amended and Restated Credit Agreement increased the aggregate amount we may borrow under the Senior Secured Credit Facility from $135.0 million to $195.0 million and extended the maturity date to November 30, 2014.

On July 31, 2012, we entered into a Second Amended and Restated Credit Agreement with Bank of America, N.A., as agent for the lenders, and the lenders party thereto (the “Second Amended Credit Agreement”), which amended the senior secured credit facility originally dated as of May 31, 2007 and amended and restated as of May 6, 2010.  The amendment increased the aggregate amount the Company may obtain under revolving loans from $195.0 million to $235.0 million and extended the maturity date to the earliest of (i) July 30, 2017, (ii) 90 days prior to the maturity of the Second Lien Senior Secured Floating Rate Notes due 2015 or (iii) 90 days prior to the maturity of the 7.625% Second Lien Senior Secured Notes due 2020.  Our obligations under the Second Amended Credit Agreement are secured by a first priority security interest in substantially all of our assets, excluding a pledge of our and Parent’s stock, any joint ventures and certain other exceptions.  Our obligations under the Second Amended Credit Agreement are unconditionally guaranteed by our parent, UHS Holdco, Inc. and our restricted subsidiaries.

As of September 30, 2012, we had $167.0 million of availability under the Senior Secured Credit Facility after giving effect to $3.4 million used for letters of credit, based on a borrowing base of $201.7 million.

The Senior Secured Credit Facility requires our compliance with various affirmative and negative covenants.  Pursuant to the affirmative covenants, we and our parent, UHS Holdco, Inc, agreed to, among other things, deliver financial and other information to the agent, provide notice of certain events (including events of default), pay our obligations, maintain our properties, maintain the security interest in the collateral for the benefit of the agent and the lenders and maintain insurance.

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

The Senior Secured Credit Facility specifies certain events of default, including, among others, failure to pay principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, bankruptcy events, certain ERISA-related events, cross-defaults to other material agreements, change of control events and invalidity of guarantees or security documents.  Some events of default will be triggered only after certain cure periods have expired, or will provide for materiality thresholds.  If such a default occurs, the lenders under the Senior Secured Credit Facility would be entitled to take various actions, including all actions permitted to be taken by a secured creditor and the acceleration of amounts due under the Senior Secured Credit Facility.  Borrowings under the Senior Secured Credit Facility accrue interest (including a credit spread varying with facility usage):

•                  at a per annum rate equal to 1.00% - 1.50% above the rate equal to the greater of (i) the “federal funds rate” plus one-half of one percent (0.50%) per annum, (ii) the “prime rate” announced from time to time by the agent for such day and (iii) the “Eurodollar rate” for a one month interest period as determined on such day, plus one percent (1.0%) payable quarterly in arrears; and

•                  at a per annum rate equal to 2.00% - 2.50% above the adjusted British Bankers Association Interest Settlement Rate for deposits in Dollars rate used by the agent with a term equivalent to the selected interest rate period, for the respective interest rate period determined at our option, payable in arrears upon cessation of the interest rate period elected, provided that for an interest rate period longer than three months, payable in arrears on the respective dates that fall every three months from the beginning of such interest rate period.

At September 30, 2012, we had $31.3 million of borrowings outstanding of which $31.0 million was accruing interest at a rate of 2.478%. At September 30, 2012, we had $0.3 million of borrowing accruing interest at the prime rate of 4.5%.

2012 Indenture. Our 2012 Notes are guaranteed, jointly and severally, on a second priority senior secured basis, by UHS Surgical Services, and are also similarly guaranteed by certain of our future wholly-owned domestic subsidiaries. The 2012 Notes are our second priority senior secured obligations and rank (i) equal in right of payment with all of our existing and future unsubordinated indebtedness, including the Floating Rate Notes, and effectively senior to any such unsecured indebtedness to the extent of the value of collateral; (ii) senior in right of payment to all of our and our guarantors’ existing and future subordinated indebtedness; (iii) effectively junior to our Senior Secured Credit Facility and other obligations that are secured by first priority liens on the collateral securing the 2007 Notes or that are secured by a lien on assets that are not part of the collateral securing the 2007 Notes, in each case, to the extent of the value of such collateral or assets; and (iv) structurally subordinated to any indebtedness and other liabilities (including trade payables) of any of our future subsidiaries that are not guarantors.

The 2012 Indenture governing the 2012 Notes contains covenants that limit our and our guarantors’ ability, subject to certain definitions and exceptions, and certain of our future subsidiaries’ ability to:

•                  incur additional debt;

•                  pay dividends or make other distributions;

•                  redeem stock;

•                  issue stock of subsidiaries;

•                  make certain investments;

•                  create liens;

•                  enter into transactions with affiliates; and

•                  merge, consolidate or transfer all or substantially all of our assets.

The 2012 Indenture specifies certain events of default, including among others, failure to pay principal, interest or premium, violation of covenants and agreements, cross-defaults to other material agreements, bankruptcy events, invalidity of guarantees, and a default in the performance by us of the security documents relating to the 2012 Indenture. Some events of default will be triggered only after certain grace or cure periods have expired, or provide for materiality thresholds. In the event certain bankruptcy-related defaults occur, the 2012 Notes will become due and payable immediately. If any other default occurs, the Trustee (and in some cases the noteholders) would be entitled to take various actions, including acceleration of amounts due under the 2012 Indenture.

We were in compliance with all financial debt covenants under the 2007 Indenture, our Senior Secured Credit Facility and the 2012 Indenture for all periods presented.

10.                               Commitments and Contingencies

On October 19, 2009, Freedom Medical, Inc. filed a lawsuit against the Company and others in U.S. District Court for the Eastern District of Texas. We sought coverage for the Freedom Medical, Inc. lawsuit from a number of our insurance carriers.  On December 30, 2011, two of the insurance carriers, Lexington Insurance Company and National Union Fire Insurance Company of Pittsburgh, Pa., served us with a Minnesota state court complaint seeking a declaration that they have no obligation to cover certain claims of Freedom Medical, Inc.’s lawsuit.  On January 11, 2012, we filed our own suit, venued in Texas state court, against all of the carriers currently implicated by Freedom Medical, Inc.’s allegations.  This action sought, among other things, a declaration of coverage as to Freedom Medical, Inc.’s suit.  On September 20, 2012, the parties settled all claims asserted in these three actions.  The settlement did not have a material effect on the financial position, results of operations, or cash flows of the Company.  On September 26, 2012, the U.S. District Court for the Eastern District of Texas dismissed the Freedom Medical, Inc. lawsuit with prejudice.  On November 5, 2012, the District Court of Hennepin County, Minnesota dismissed the carrier action with prejudice.  We expect that the Texas state court carrier action will be dismissed shortly as well.

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

As of September 30, 2012, we were not a party to any other pending legal proceedings the adverse outcome of which could reasonably be expected to have a material effect on our financial position, results of operations or cash flows.

11.                               Related Party Transactions

Management Agreement

On May 31, 2007, we and Irving Place Capital entered into a professional services agreement pursuant to which Irving Place Capital provides general advisory and management services to us with respect to financial and operating matters.  Irving Place Capital is a principal owner of Parent, and the following members of our board of directors are associated with Irving Place Capital:  Michael Feiner, Robert Juneja, Bret Bowerman and David Crane. We paid Irving Place Capital professional services fees of $0.8 million and $0.8 million for the nine-month periods ended September 30, 2012 and 2011, respectively.

Business Relationship

In the ordinary course of business, we entered into an operating lease for our Minneapolis, Minnesota district office with Ryan Companies US, Inc. (“Ryan”), which began on May 1, 2007.  One member of our board of directors is also a director of Ryan.  We made payments to Ryan totaling $0.3 million and $0.3 million during the nine months ended September 30, 2012 and 2011, respectively.

The Company believes that the aforementioned arrangements and relationships were provided in the ordinary course of business at prices and on terms similar to those that would result from arm’s length negotiation between unrelated parties.

12.                               Limited Liability Companies

We participate with others in the formation of limited liability companies (“LLCs”) in which Surgical Services becomes a partner and shares the financial interest with the other investors. Surgical Services is the primary beneficiary of these LLCs. These LLCs acquire certain medical equipment for use in their respective business activities, which generally focus on surgical procedures. The LLCs will acquire medical equipment for rental purposes under equipment financing leases. At September 30, 2012, the LLCs had approximately $0.8 million of total assets. The third party investors in each respective LLC generally provide the lease financing company with individual proportionate lease guarantees based on their respective ownership percentages in the LLCs. In addition, Surgical Services will provide such financing companies with its corporate guarantee based on its respective ownership interest in each LLC. In certain instances, Surgical Services has provided such financing companies with an overall corporate guarantee in connection with equipment financing transactions. In such instances, the individual investors in each respective LLC will generally indemnify us against losses, if any, incurred in connection with its corporate guarantee. Additionally, we provide operational and administrative support to the LLCs in which it is a partner. As of September 30, 2012, we held interests in six active LLCs.

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

13.                               Segment Information

Our reporting segments consist of Medical Equipment Outsourcing, Technical and Professional Services, and Medical Equipment Sales and Remarketing. Certain operating information for our segments as well as a reconciliation of total Company gross margin to Loss before income tax was as follows:

Medical Equipment Outsourcing

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$74,134	$69,002	$226,599	$205,159
Cost of revenue	28,736	23,814	77,273	72,785
Medical equipment depreciation	18,104	17,006	52,329	51,678
Gross margin	$27,294	$28,182	$96,997	$80,696

Technical and Professional Services

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$20,066	$13,852	$62,545	$36,083
Cost of revenue	14,455	10,540	47,109	26,650
Gross margin	$5,611	$3,312	$15,436	$9,433

Medical Equipment Sales and Remarketing

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$7,619	$6,490	$23,250	$17,972
Cost of revenue	6,014	5,215	18,112	14,115
Gross margin	$1,605	$1,275	$5,138	$3,857

Total Gross Margin and Reconciliation to Loss Before Income Tax and Non Controlling Interest

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total gross margin	$34,510	$32,769	$117,571	$93,986
Selling, general and administrative	29,885	22,756	86,251	72,247
Acquisition and integration expenses	58	622	352	2,621
Loss on extinguishment of debt	12,339	—	12,339	—
Interest expense	13,530	15,122	43,534	39,572
Loss before income taxes and non controlling interest	$(21,302)	$(5,731)	$(24,905)	$(20,454)

Total Assets by Reporting Segment

(in thousands)

	September 30,	December 31,
	2012	2011
Medical Equipment Outsourcing	$464,888	$461,285
Technical and Professional Services	83,964	84,483
Medical Equipment Sales and Remarketing	18,603	18,603
Corporate and Unallocated	393,069	372,561
Total Company Assets	$960,524	$936,932

14.                               Pension Plan

The components of net periodic pension costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Interest cost	$269	$274	$808	$821
Expected return on plan assets	(320)	(308)	(959)	(925)
Recognized net actuarial loss	172	88	514	265
Net periodic cost	$121	$54	$363	$161

Future benefit accruals for all participants were frozen as of December 31, 2002.  We made required contributions of $1.3 million during the nine months ended September 30, 2012.

15.                               Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We evaluate the recoverability of our deferred tax assets by scheduling the expected reversals of deferred tax assets and liabilities in order to determine whether net operating loss carry forwards are recoverable prior to expiration and have established a valuation allowance in accordance with ASC Topic 740. Our January 3, 2012 acquisition resulted in the recording of deferred tax liabilities on the opening balance sheet due to higher book than tax basis for fixed assets and amortizable intangible assets.  This discrete event had the one-time effect of reducing our valuation allowance by approximately $3.4 million on that date, though this amount was offset by approximately $9.5 million of additional valuation allowance resulting from year-to-date losses. In future reporting periods, we will continue to assess the likelihood that deferred tax assets are realizable.

Reconciliations between the Company’s effective income tax rate and the U.S. statutory rate follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Statutory U.S. Federal income tax rate	(35.0)%	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of U.S. Federal income tax	(3.3)	(3.7)	(2.9)	(3.6)
Permanent items	0.2	3.3	0.9	2.8
Valuation allowance	38.1	36.7	24.8	3.3
Other	0.4	(3.7)	0.6	1.2
Effective income tax rate	0.4%	(2.4)%	(11.6)%	(31.3)%

At September 30, 2012, the Company had available unused federal net operating loss carryforwards of approximately $183.5 million.  The net operating loss carryforwards will expire at various dates from 2020 through 2030.

16.                               Consolidating Financial Statements

In accordance with the provisions of the 2007 Indenture and the 2012 Indenture, as a wholly owned subsidiary of UHS, Surgical Services has jointly and severally guaranteed all the Company’s Obligations (as defined in each of the 2007 Indenture and the 2012 Indenture) on a full and unconditional basis. Consolidating financial information of UHS and the guarantor is presented on the following pages.

Universal Hospital Services, Inc.

Consolidating Balance Sheets

(in thousands)

(unaudited)

	September 30, 2012
	Parent Issuer UHS	Subsidiary Guarantor Surigical	Consolidating Adjustments	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$2,462	$—	$2,462
Accounts receivable, less allowance for doubtful accounts	65,072	10,055	—	75,127
Due from (to) affiliates	28,402	(28,402)	—	—
Inventories	5,941	2,753	—	8,694
Deferred income taxes, net	9,838	277	—	10,115
Other current assets	4,808	166	—	4,974
Total current assets	114,061	(12,689)	—	101,372

Property and equipment, net:
Medical equipment, net	226,183	14,025	—	240,208
Property and office equipment, net	28,326	1,302	—	29,628
Total property and equipment, net	254,509	15,327	—	269,836

Other long-term assets:
Goodwill	283,141	52,436	—	335,577
Investment in subsidiary	56,275	—	(56,275)	—
Other intangibles, net	214,723	23,231	—	237,954
Other, primarily deferred financing costs, net	15,467	318	—	15,785
Total assets	$938,176	$78,623	$(56,275)	$960,524

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$5,309	$1,116	$—	$6,425
Book overdrafts	1,966	—	—	1,966
Accounts payable	32,176	2,494	—	34,670
Accrued compensation	14,251	2,176	—	16,427
Accrued interest	8,200	—	—	8,200
Dividend payable	780	—	—	780
Other accrued expenses	8,140	3,616	—	11,756
Total current liabilities	70,822	9,402	—	80,224

Long-term debt, less current portion	695,705	977	—	696,682
Pension and other long-term liabilities	11,534	1,686	—	13,220
Payable to Parent	21,622	—	—	21,622
Deferred income taxes, net	65,395	9,900	—	75,295
Commitments and contingencies

Equity
Common stock	—	—	—	—
Additional paid-in capital	214,294	60,019	(60,019)	214,294
Accumulated deficit	(128,512)	(3,744)	—	(132,256)
Accumulated loss in subsidiary	(3,744)	—	3,744	—
Accumulated other comprehensive loss	(8,940)	—	—	(8,940)
Total Universal Hospital Services, Inc. equity	73,098	56,275	(56,275)	73,098
Non controlling interest	—	383	—	383
Total equity	73,098	56,658	(56,275)	73,481
Total liabilities and equity	$938,176	$78,623	$(56,275)	$960,524

Universal Hospital Services, Inc.

Consolidating Balance Sheets

(in thousands)

(unaudited)

	December 31, 2011
	Parent Issuer UHS	Subsidiary Guarantor Surigical	Consolidating Adjustments	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$1,161	$—	$1,161
Accounts receivable, less allowance for doubtful accounts	64,898	5,694	—	70,592
Due from (to) affiliates	3,089	(3,089)	—	—
Inventories	4,681	1,342	—	6,023
Deferred income taxes, net	9,525	435	—	9,960
Other current assets	3,855	537	—	4,392
Total current assets	86,048	6,080	—	92,128

Property and equipment, net:
Medical equipment, net	227,234	8,653	—	235,887
Property and office equipment, net	28,116	344	—	28,460
Total property and equipment, net	255,350	8,997	—	264,347

Other long-term assets:
Goodwill	283,141	42,770	—	325,911
Investment in subsidiary	58,214	—	(58,214)	—
Other intangibles, net	223,487	17,953	—	241,440
Other, primarily deferred financing costs, net	13,036	70	—	13,106
Total assets	$919,276	$75,870	$(58,214)	$936,932

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$4,253	$1,374	$—	$5,627
Interest rate swap	4,755	—	—	4,755
Book overdrafts	3,614	—	—	3,614
Accounts payable	29,852	1,507	—	31,359
Accrued compensation	10,084	1,487	—	11,571
Accrued interest	4,937	—	—	4,937
Dividend payable	771	—	—	771
Other accrued expenses	8,788	1,564	—	10,352
Total current liabilities	67,054	5,932	—	72,986

Long-term debt, less current portion	663,649	1,821	—	665,470
Pension and other long-term liabilities	11,328	1,653	—	12,981
Payable to Parent	19,019	—	—	19,019
Deferred income taxes, net	65,425	7,864	—	73,289

Commitments and contingencies

Equity
Common stock	—	—	—	—
Additional paid-in capital	214,294	60,019	(60,019)	214,294
Accumulated deficit	(107,861)	(1,805)	—	(109,666)
Accumulated loss in subsidiary	(1,805)	—	1,805	—
Accumulated other comprehensive loss	(11,827)	—	—	(11,827)
Total Universal Hospital Services, Inc. equity	92,801	58,214	(58,214)	92,801
Non controlling interest	—	386	—	386
Total equity	92,801	58,600	(58,214)	93,187
Total liabilities and equity	$919,276	$75,870	$(58,214)	$936,932

Universal Hospital Services, Inc.

Consolidating Statement of Operations

(in thousands)

(unaudited)

	For the three months ended September 30, 2012
	Parent Issuer UHS	Subsidiary Guarantor Surigical Services	Consolidating Adjustments	Consolidated
Revenue
Medical equipment outsourcing	$60,618	$13,516	$—	$74,134
Technical and professional services	20,066	—	—	20,066
Medical equipment sales and remarketing	7,619	—	—	7,619
Total revenues	88,303	13,516	—	101,819

Cost of Sales
Cost of medical equipment outsourcing	21,288	7,448	—	28,736
Cost of technical and professional services	14,455	—	—	14,455
Cost of medical equipment sales and remarketing	6,014	—	—	6,014
Medical equipment depreciation	16,932	1,172	—	18,104
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	58,689	8,620	—	67,309
Gross margin	29,614	4,896	—	34,510

Selling, general and administrative	24,624	5,261	—	29,885
Acquisition and integration expenses	34	24	—	58
Operating income (loss)	4,956	(389)	—	4,567

Equity in earnings of subsidiary	(163)	—	163	—
Loss on extinguishment of debt	12,339	—	—	12,339
Interest expense	13,140	390	—	13,530
Loss before income taxes and non controlling interest	(20,686)	(779)	163	(21,302)

Provision (benefit) for income taxes	706	(616)	—	90
Consolidated net loss before non controlling interest	(21,392)	(163)	163	(21,392)
Net income attributable to non controlling interest	202	202	(202)	202

Net loss attributable to Universal Hospital Services, Inc.	$(21,594)	$(365)	$365	$(21,594)

Universal Hospital Services, Inc.

Consolidating Statement of Operations

(in thousands)

(unaudited)

	For the three months ended September 30, 2011
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surigical Services	Adjustments	Consolidated
Revenue
Medical equipment outsourcing	$60,595	$8,407	$—	$69,002
Technical and professional services	13,852	—	—	13,852
Medical equipment sales and remarketing	6,490	—	—	6,490
Total revenues	80,937	8,407	—	89,344

Cost of Sales
Cost of medical equipment outsourcing	19,452	4,362	—	23,814
Cost of technical and professional services	10,540	—	—	10,540
Cost of medical equipment sales and remarketing	5,215	—	—	5,215
Medical equipment depreciation	16,333	673	—	17,006
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	51,540	5,035	—	56,575
Gross margin	29,397	3,372	—	32,769

Selling, general and administrative	20,814	1,942	—	22,756
Acquisition and integration expenses	18	604	—	622
Operating income	8,565	826	—	9,391

Equity in earnings of subsidiary	573	—	(573)	—
Interest expense	15,060	62	—	15,122
Income (loss) before income taxes and non controlling interest	(5,922)	764	(573)	(5,731)

Provision (benefit) for income taxes	(336)	191	—	(145)
Consolidated net income (loss) before non controlling interest	(5,586)	573	(573)	(5,586)
Net income attributable to non controlling interest	159	159	(159)	159
Net income (loss) attributable to Universal Hospital Services, Inc.	$(5,745)	$414	$(414)	$(5,745)

Universal Hospital Services, Inc.

Consolidating Statement of Operations

(in thousands)

(unaudited)

`	For the nine months ended September 30, 2012
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surigical Services	Adjustments	Consolidated
Revenue
Medical equipment outsourcing	$188,954	$37,645	$—	$226,599
Technical and professional services	62,545	—	—	62,545
Medical equipment sales and remarketing	23,250	—	—	23,250
Total revenues	274,749	37,645	—	312,394

Cost of Sales
Cost of medical equipment outsourcing	56,518	20,755	—	77,273
Cost of technical and professional services	47,109	—	—	47,109
Cost of medical equipment sales and remarketing	18,112	—	—	18,112
Medical equipment depreciation	48,847	3,482	—	52,329
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	170,586	24,237	—	194,823
Gross margin	104,163	13,408	—	117,571

Selling, general and administrative	72,138	14,113	—	86,251
Acquisition and integration expenses	264	88	—	352
Operating income (loss)	31,761	(793)	—	30,968

Equity in earnings of subsidiary	(1,372)	—	1,372	—
Loss on extinguishment of debt	12,339	—	—	12,339
Interest expense	42,442	1,092	—	43,534
Loss before income taxes and non controlling interest	(24,392)	(1,885)	1,372	(24,905)

Provision (benefit) for income taxes	(2,370)	(513)		(2,883)
Consolidated net loss before non controlling interest	(22,022)	(1,372)	1,372	(22,022)
Net income attributable to non controlling interest	568	568	(568)	568
Net loss attributable to Universal Hospital Services, Inc.	$(22,590)	$(1,940)	$1,940	$(22,590)

Universal Hospital Services, Inc.

Consolidating Statement of Operations

(in thousands)

(unaudited)

	For the nine months ended September 30, 2011
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surigical Services	Adjustments	Consolidated
Revenue
Medical equipment outsourcing	$188,698	$16,461	$—	$205,159
Technical and professional services	36,083	—	—	36,083
Medical equipment sales and remarketing	17,972	—	—	17,972
Total revenues	242,753	16,461	—	259,214

Cost of Sales
Cost of medical equipment outsourcing	64,221	8,564	—	72,785
Cost of technical and professional services	26,650	—	—	26,650
Cost of medical equipment sales and remarketing	14,115	—	—	14,115
Medical equipment depreciation	50,309	1,369	—	51,678
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	155,295	9,933	—	165,228
Gross margin	87,458	6,528	—	93,986

Selling, general and administrative	68,211	4,036	—	72,247
Acquisition and integration expenses	1,623	998	—	2,621
Operating income	17,624	1,494	—	19,118

Equity in earnings of subsidiary	900	—	(900)	—
Interest expense	39,423	149	—	39,572
Income (loss) before income taxes and non controlling interest	(20,899)	1,345	(900)	(20,454)

Provision (benefit) for income taxes	(6,855)	445	—	(6,410)
Consolidated net income (loss) before non controlling interest	(14,044)	900	(900)	(14,044)
Net income attributable to non controlling interest	297	297	(297)	297
Net income (loss) attributable to Universal Hospital Services, Inc.	$(14,341)	$603	$(603)	$(14,341)

Universal Hospital Services, Inc.

Consolidating Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	For the three months ended September 30, 2012				For the nine months ended September 30, 2012
	Parent Issuer UHS	Subsidiary Guarantor Surigical Services	Consolidating Adjustments	Consolidated	Parent Issuer UHS	Subsidiary Guarantor Surigical Services	Consolidating Adjustments	Consolidated
Consolidated net loss	$(21,392)	$(163)	$163	$(21,392)	$(22,022)	$(1,372)	$1,372	$(22,022)
Other comprehensive income:
Gain on cash flow hedge, net of tax	—	—	—	—	2,887	—	—	2,887
Total other comprehensive income	—	—	—	—	2,887	—	—	2,887
Comprehensive loss	(21,392)	(163)	163	(21,392)	(19,135)	(1,372)	1,372	(19,135)
Comprehensive income attributable to non controlling interest	202	202	(202)	202	568	568	(568)	568
Comprehensive loss attributable to Universal Hospital Services, Inc.	$(21,594)	$(365)	$365	$(21,594)	$(19,703)	$(1,940)	$1,940	$(19,703)

Universal Hospital Services, Inc.

Consolidating Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	For the three months ended September 30, 2011				For the nine months ended September 30, 2011
	Parent Issuer UHS	Subsidiary Guarantor Surigical Services	Consolidating Adjustments	Consolidated	Parent Issuer UHS	Subsidiary Guarantor Surigical Services	Consolidating Adjustments	Consolidated
Consolidated net income (loss)	$(5,586)	$573	$(573)	$(5,586)	$(14,044)	$900	$(900)	$(14,044)
Other comprehensive income:
Gain on cash flow hedge, net of tax	1,970	—	—	1,970	5,254	—	—	5,254
Total other comprehensive income	1,970	—	—	1,970	5,254	—	—	5,254
Comprehensive income (loss)	(3,616)	573	(573)	(3,616)	(8,790)	900	(900)	(8,790)
Comprehensive income attributable to non controlling interest	159	159	(159)	159	297	297	(297)	297
Comprehensive income (loss) attributable to Universal Hospital Services, Inc.	$(3,775)	$414	$(414)	$(3,775)	$(9,087)	$603	$(603)	$(9,087)

Consolidating Statements of Cash Flows

(in thousands)

(unaudited)

	For the nine months ended September 30, 2012
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surigical	Adjustments	Consolidated
Cash flows from operating activities:
Consolidated net loss	$(20,650)	$(1,372)	$—	$(22,022)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	56,600	3,835	—	60,435
Amortization of intangibles, deferred financing costs and bond premium	11,411	2,389	—	13,800
Non-cash write off of deferred financing cost and bond premium of repurchased notes	2,541	—	—	2,541
Tender premium for purchase of notes	9,798	—	—	9,798
Provision for doubtful accounts	366	218	—	584
Provision for inventory obsolescence	219	17	—	236
Non-cash stock-based compensation expense	3,225	—	—	3,225
Non-cash gain on trade-in of recalled equipment	(15,872)	—	—	(15,872)
Loss (gain) on sales and disposals of equipment	(1,252)	15	—	(1,237)
Deferred income taxes	(2,210)	(1,347)	—	(3,557)
Changes in operating assets and liabilities:
Accounts receivable	(541)	(3,089)	—	(3,630)
Due from (to) affiliates	(25,313)	25,313	—	—
Inventories	(1,479)	(431)	—	(1,910)
Other operating assets	(404)	154	—	(250)
Accounts payable	3,927	(749)	—	3,178
Other operating liabilities	6,747	(453)	—	6,294
Net cash provided by operating activities	27,113	24,500	—	51,613
Cash flows from investing activities:
Medical equipment purchases	(38,744)	(3,157)	—	(41,901)
Property and office equipment purchases	(4,559)	(224)	—	(4,783)
Proceeds from disposition of property and equipment	5,675	—	—	5,675
Acquisitions, net of cash acquired	(436)	(13,982)	—	(14,418)
Net cash used in investing activities	(38,064)	(17,363)	—	(55,427)
Cash flows from financing activities:
Proceeds under senior secured credit facility	113,000	—	—	113,000
Payments under senior secured credit facility	(96,200)	—	—	(96,200)
Payments of principal under capital lease obligations	(3,807)	(1,102)	—	(4,909)
Purchase of refinanced bonds	(405,000)	—	—	(405,000)
Payments on acquired debt	—	(4,163)	—	(4,163)
Proceeds from issuance of bonds	425,000	—	—	425,000
Distributions to non controlling interests	—	(571)	—	(571)
Proceeds from exercise of parent company stock options	150	—	—	150
Dividend and equity distribution payments	(763)	—	—	(763)
Tender premium for purchase of notes	(9,798)	—	—	(9,798)
Payment of deferred financing costs	(9,983)	—	—	(9,983)
Change in book overdrafts	(1,648)	—	—	(1,648)
Net cash provided by (used in) financing activities	10,951	(5,836)	—	5,115
Net change in cash and cash equivalents	—	1,301	—	1,301

Cash and cash equivalents at the beginning of period	—	1,161	—	1,161
Cash and cash equivalents at the end of period	$—	$2,462	$—	$2,462

Universal Hospital Services, Inc.

Consolidating Statements of Cash Flows

(in thousands)

(unaudited)

	For the nine months ended September 30, 2011
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surigical	Adjustments	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(14,944)	$900	$—	$(14,044)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	56,903	1,448	—	58,351
Amortization of intangibles, deferred financing costs and bond premium	11,985	1,354	—	13,339
Provision for doubtful accounts	598	(5)	—	593
Provision for inventory obsolescence	99	—	—	99
Non-cash stock-based compensation expense	3,294	—	—	3,294
Non-cash gain on trade-in of recalled equipment	(8,360)	—	—	(8,360)
Loss (gain) on sales and disposals of equipment	(1,303)	6	—	(1,297)
Deferred income taxes	(7,151)	434	—	(6,717)
Changes in operating assets and liabilities:
Accounts receivable	(4,443)	115	—	(4,328)
Due from (to) affiliates	2,162	(2,162)	—	—
Inventories	(346)	79	—	(267)
Other operating assets	(806)	47	—	(759)
Accounts payable	995	(182)	—	813
Other operating liabilities	14,610	740	—	15,350
Net cash provided by operating activities	53,293	2,774	—	56,067
Cash flows from investing activities:
Medical equipment purchases	(59,537)	(1,026)	—	(60,563)
Property and office equipment purchases	(5,834)	(27)	—	(5,861)
Proceeds from disposition of property and equipment	2,594	5	—	2,599
Acquisitions, net of cash acquired	(66,519)	—	1,480	(65,039)
Net cash used in investing activities	(129,296)	(1,048)	1,480	(128,864)
Cash flows from financing activities:
Proceeds under senior secured credit facility	132,250	—	—	132,250
Payments under senior secured credit facility	(185,150)	—	—	(185,150)
Payments of principal under capital lease obligations	(3,223)	(1,063)	—	(4,286)
Payment of deferred financing costs	(4,340)	—	—	(4,340)
Proceeds from issuance of bonds	178,938	—	—	178,938
Accrued interest received from bondholders	661	—	—	661
Cash paid to non controlling interests	—	(291)	—	(291)
Contributions from new members to limited liability companies	—	7	—	7
Proceeds from exercise of parent company stock options	41	—	—	41
Dividend and equity distribution payments	(32,729)	—	—	(32,729)
Change in book overdrafts	755	—	—	755
Net cash provided by (used in) financing activities	87,203	(1,347)	—	85,856
Net change in cash and cash equivalents	11,200	379	1,480	13,059

Cash and cash equivalents at the beginning of period	—	1,480	(1,480)	—
Cash and cash equivalents at the end of period	$11,200	$1,859	$—	$13,059

17.                               Restatement

For the three and nine-month periods ended September 30, 2011, the Company recorded $5.8 million and $9.7 million, respectively, of gains from both non-monetary and cash refunds on recalled infusion pumps within revenues. Non-cash gains result from receiving a replacement pump for a recalled pump.  The gains are a result of the fair market value of the replacement pump less the net book value of the recalled pump. The infusion pump recall program began in 2010 and ended in July 2012.  The Company has determined that the gains should have been presented as a reduction of cost of sales. As a result, the Company is restating its consolidated financial statements and related disclosures to recognize a reduction of both revenue and costs of sales for the three and nine-month periods ended September 30, 2011 for this item.  In addition, the Company also chose to correct an immaterial tax item related to a $1.0 million adjustment to deferred taxes recorded in connection with a 2011 acquisition and the corresponding impact on the goodwill and valuation allowance balances.  Previously filed 2010 and 2011 annual financial statements and 2012 quarterly financial statements have been restated via amended filings.

The tables below present the effects of the restatement on the consolidated statements of operations (in thousands):

	For the three months ended September 30, 2011			For the nine months ended September 30, 2011
	Previously			Previously
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Revenue
Medical equipment outsourcing	$74,787	$(5,785)	$69,002	$214,873	$(9,714)	$205,159
Technical and professional services	13,852	—	13,852	36,083	—	36,083
Medical equipment sales and remarketing	6,490	—	6,490	17,972	—	17,972
Total revenues	95,129	(5,785)	89,344	268,928	(9,714)	259,214

Cost of Sales
Cost of medical equipment outsourcing	29,599	(5,785)	23,814	82,499	(9,714)	72,785
Cost of technical and professional services	10,540	—	10,540	26,650	—	26,650
Cost of medical equipment sales and remarketing	5,215	—	5,215	14,115	—	14,115
Medical equipment depreciation	17,006	—	17,006	51,678	—	51,678
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	62,360	(5,785)	56,575	174,942	(9,714)	165,228
Gross margin	32,769	—	32,769	93,986	—	93,986

Provision (benefit) for income taxes	(145)	—	(145)	(7,451)	1,041	(6,410)
Consolidated net loss	(5,586)	—	(5,586)	(13,003)	(1,041)	(14,044)
Net loss attributable to Universal Hospital Services, Inc.	(5,745)	—	(5,745)	(13,300)	(1,041)	(14,341)

The tables below present the effects of the restatement on the consolidated statements of cash flows (in thousands):

	For the nine months ended September 30, 2011
	Previously
	Reported	Adjustments	Restated
Cash flows from operating activities:
Consolidated net loss	(13,003)	(1,041)	(14,044)
Deferred income taxes	(7,758)	1,041	(6,717)
Net cash provided by operating activities	56,067	—	56,067

18.                               Recall Gains

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

The Company has recorded recall equipment gains, net of costs associated with retirement of the recalled pumps, in cost of sales in the medical equipment outsourcing segment. Net gains on recalled equipment for the nine months ended September 30, 2012 and 2011 were $18.6 million and $9.5 million respectively.  For the three months ended September 30, 2012 and 2011, the net gains were $3.2 million and $5.6 million respectively.

19.                               Restructuring

The Company is undergoing a management reorganization. This will have the effect of streamlining our management ranks and refocusing our approach to delivering solutions to customers.  This will result in severances, relocations, retirements and changed responsibilities across our management ranks resulting in approximately $7 million of one-time charges during 2012 and early 2013.

We incurred total restructuring costs of $3.5 million in the quarter ended September 30, 2012, the majority of which related to severances, recruiting and other related expenses.  As of September 30, 2012, $1.1 million of the restructuring cost has been paid and the remaining $2.4 million was a liability which is expected to be paid out by the end of the fourth quarter of 2013.

The expenses associated with the restructuring are included in the Selling, general and administrative in the consolidated statements of operations. The liabilities associated with the restructuring are included in the other accrued expenses in the consolidated balance sheets.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the accompanying consolidated financial statements and notes.

BUSINESS OVERVIEW

Our Company

Universal Hospital Services, Inc. (“we”, “our”, “us”, the “Company”, or “UHS”) is a leading nationwide provider of medical equipment management and service solutions to the United States health care industry. Our customers include national, regional and local acute and long-term acute care hospitals, alternate site providers (such as long-term acute care hospitals, skilled nursing facilities, specialty hospitals, nursing homes, and home care providers) and medical equipment manufacturers.  We provide our customers solutions across the spectrum of the equipment life cycle as a result of our position as one of the industry’s largest purchasers and outsourcers of medical equipment. During the twelve months ended September 30, 2012, we owned or managed over 688,000 pieces of medical equipment consisting of over 440,000 owned or managed pieces in our Medical Equipment Outsourcing segment and 248,000 pieces of customer owned equipment we managed in our Technical and Professional Services segment. Our diverse medical equipment outsourcing customer base includes approximately 4,300 acute care hospitals and more than 4,440 alternate site providers.  We also have relationships with more than 200 medical equipment manufacturers and many of the nation’s largest group purchasing organizations (“GPOs”) and many of the integrated delivery networks (“IDNs”).  All of our solutions leverage our nationwide network of 83 offices and our more than 70 years of experience managing and servicing all aspects of medical equipment. Our fees are paid directly by our customers rather than by direct reimbursement from third-party payors, such as private insurers, Medicare, or Medicaid.

We commenced operations in 1939, originally incorporated in Minnesota in 1954 and reincorporated in Delaware in 2001.  Historically, we have experienced significant and sustained growth. Our overall growth strategy is to continue to grow both organically, through strategic acquisitions, and potential international growth opportunities.

On July 9, 2012, we completed the acquisition of certain assets of a surgical laser equipment service provider for a total consideration of approximately $5.3 million.  The consideration total consists of $2.6 million of cash paid at closing, $1.0 million of debt assumed that was paid off upon closing, and approximately $1.7 million in contingent earn-out payment expected to be paid in the second half of 2013.  The acquisition was funded through our Senior Secured Credit Facility.

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

On January 3, 2012, we completed the acquisition of all of the outstanding stock of a Florida-based surgical laser equipment service provider for total consideration of approximately $16.1 million, including a holdback of approximately $1.9 million, expected to be paid in January 2013, and approximately $3.2 million of debt, which was paid off at closing.  The acquisition was funded through our Senior Secured Credit Facility.

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

We present the non-generally accepted accounting principles (“GAAP”) financial measure gross margin, before purchase accounting adjustments, because we use this measure to monitor and evaluate the operational performance of our business and to assist analysts, investors and lenders in their comparisons of operational performance across companies, many of whose results will not include similar adjustments. A reconciliation of the non-GAAP financial measure to its GAAP measure is included in the respective tables.

UHS has grown and changed significantly in recent years through the diversification of our product lines evolving into a world class medical equipment solutions provider in order to meet customer needs. Consistent with that process of effecting change, in order to continue this evolution, UHS is undergoing a management reorganization across the company. This will have the effect of streamlining our management ranks and refocusing our approach to delivering solutions to customers.  We anticipate this will result in severances, relocations, retirements and changed responsibilities across our management ranks resulting in approximately $7 million of one-time charges during 2012 and early 2013.

For the three and nine-month periods ended September 30, 2011, the Company recorded $5.8 million and $9.7 million, respectively, of gains from both non-monetary and cash refunds on recalled infusion pumps within revenues. Non-cash gains result from receiving a replacement pump for a recalled pump.  The gains are a result of the fair market value of the replacement pump less the net book value of the recalled pump. The infusion pump recall program began in 2010 and ended in July 2012.  The Company has determined that the gains should have been presented as a reduction of cost of sales. As a result, the Company is restating its consolidated financial statements and related disclosures to recognize a reduction of both revenue and costs of sales for the three and nine-month periods ended September 30, 2011 for this item. In addition, the Company also chose to correct an immaterial tax item related to a $1.0 million adjustment to deferred taxes recorded in connection with a 2011 acquisition and the corresponding impact on the goodwill and valuation allowance balances.  Previously filed 2010 and 2011 annual financial statements and 2012 quarterly financial statements have been restated via amended filings.

Management’s Discussion and Analysis has been revised for the effects of the restatement.

Medical Equipment Outsourcing Segment - Manage & Utilize

Our flagship business is our Medical Equipment Outsourcing segment, which accounted for $74.1 million, or approximately 72.8% of our revenues, for the quarter ended September 30, 2012 and $226.6 million, or approximately 72.5% of our revenues, for the nine months ended September 30, 2012. As of September 30, 2012, we owned or managed over 440,000 pieces of equipment in our Medical Equipment Outsourcing segment, primarily in the categories of respiratory therapy, newborn care, critical care, patient monitors, patient handling (which includes fall management, bariatrics, beds, stretchers and wheelchairs), pressure area management (such as therapy surfaces), wound therapy, laser and mobile surgical services (such as CO2, Nd: YAG, Pulse Dye, KTP/YAG, Diode, Greenlight XPS and HPS and Cryosurgery technology).  Historically, we have generally purchased and owned directly the equipment used in our Medical Equipment Outsourcing programs, though we have at times entered into revenue share agreements with certain equipment manufacturers, where the manufacturers retain ownership of the equipment, but UHS takes possession and manages the rental of the equipment to customers. Such arrangements are less capital intensive for us.

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

The Company has recorded recall equipment gains, net of costs associated with retirement of the recalled pumps, in cost of sales in the medical equipment outsourcing segment. Net gains on recalled equipment for the nine months ended September 30, 2012 and 2011 were $18.6 million and $9.5 million respectively.  For the three months ended September 30, 2012 and 2011, the net gains were $3.2 million and $5.6 million respectively.

Technical and Professional Services Segment - Plan & Acquire; Maintain & Repair

Our Technical and Professional Services segment accounted for $20.1 million, or approximately 19.7% of our revenues for the quarter ended September 30, 2012 and $62.5 million, or approximately 20.0% of our revenues for the nine months ended September 30, 2012. We leverage our over 70 years of experience and our extensive equipment database in repairing and maintaining medical equipment.  We offer a broad range of inspection, preventative maintenance, repair, logistic and consulting services through our team of over 325 technicians and professionals located throughout the United States in our nationwide network of offices and managed approximately 248,000 units of customer owned equipment during the twelve months ended September 30, 2012. In addition, during the twelve months ended September 30, 2012, we serviced over 440,000 units that we own or directly manage. Our Technical and Professional Service offerings provide a complementary alternative for customers that wish to own their medical equipment, but lack the infrastructure, expertise or scale to perform routine maintenance, repair, record-keeping and lifecycle analysis and planning functions.

Medical Equipment Sales and Remarketing Segment - Redeploy & Remarket

Our Medical Equipment Sales and Remarketing segment accounted for $7.6 million, or approximately 7.5%, of our revenues for the quarter ended September 30, 2012 and $23.3 million, or approximately 7.5% of our revenues for the nine months ended September 30, 2012. This segment includes three distinct business activities:

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

RESULTS OF OPERATIONS(1)

The following discussion addresses:

•                  our financial condition as of September 30, 2012 and

•                  the results of operations for the three-month and nine-month periods ended September 30, 2012 and 2011.

This discussion should be read in conjunction with the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in our 2011 Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission.

The following table provides information on the percentages of certain items of selected financial data compared to total revenues for the three-month and nine-month periods ended September 30, 2012 and 2011.  The table below also indicates the percentage increase or decrease over the prior comparable period.

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percent			Percent
	Percent of Total Revenues		Increase	Percent of Total Revenues		Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)
Revenue
Medical equipment outsourcing	72.8%	77.2%	7.4%	72.5%	79.2%	10.5%
Technical and professional services	19.7	15.5	44.9	20.0	13.9	73.3
Medical equipment sales and remarketing	7.5	7.3	17.4	7.5	6.9	29.4
Total revenues	100.0%	100.0%	14.0	100.0%	100.0%	20.5

Cost of Sales
Cost of medical equipment outsourcing	28.2	26.7	20.7	24.7	28.1	6.2
Cost of technical and professional services	14.2	11.8	37.1	15.1	10.3	76.8
Cost of medical equipment sales and remarketing	5.9	5.8	15.3	5.8	5.4	28.3
Medical equipment depreciation	17.8	19.0	6.5	16.8	19.9	1.3
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	66.1	63.3	19.0	62.4	63.7	17.9
Gross margin	33.9	36.7	5.3	37.6	36.3	25.1

Selling, general and administrative	29.3	25.5	31.3	27.5	27.9	19.4
Acquisition and integration expenses	0.1	0.7	(90.7)	0.1	1.0	(86.6)
Operating income	4.5	10.5	*	9.9	7.4	62.0

Loss on extinguishment of debt	12.1	—	*	3.9	—	*
Interest expense	13.3	16.9	(10.5)	13.9	15.3	10.0
Loss before income taxes and non controlling interest	(20.9)	(6.4)	*	(7.9)	(7.9)	*

Provision (benefit) for income taxes	0.1	(0.2)	(162.1)	(0.9)	(2.5)	(55.0)
Consolidated net loss	(21.0)%	(6.2)	*	(7.0)%	(5.4)%	*

*Not meaningful

(1) For the three and nine-month periods ended September 30, 2011, the Company recorded $5.8 million and $9.7 million, respectively, of gains from both non-monetary and cash refunds on recalled infusion pumps within revenues. Non-cash gains result from receiving a replacement pump for a recalled pump.  The gains are a result of the fair market value of the replacement pump less the net book value of the recalled pump. The infusion pump recall program began in 2010 and ended in July 2012.  The Company has determined that the gains should have been presented as a reduction of cost of sales. As a result, the Company is restating its consolidated financial statements and related disclosures to recognize a reduction of both revenue and costs of sales for the three and nine-month periods ended September 30, 2011 for this item. In addition, the Company also chose to correct an immaterial tax item related to a $1.0 million adjustment to deferred taxes recorded in connection with a 2011 acquisition and the corresponding impact on the goodwill and valuation allowance balances.  Previously filed 2010 and 2011 annual financial statements and 2012 quarterly financial statements have been restated via amended filings.

Consolidated Results of Operations for the three months ended September 30, 2012 compared to the three months ended September 30, 2011

Total Revenue

Total revenue for the three months ended September 30, 2012 was $101.8 million, compared with $89.3 million for the three months ended September 30, 2011, an increase of $12.5 million or 14.0%.  The increase was primarily due to an increase in revenue in our technical and professional services segment related to a large BioMed360 program which began in September 2011, and resulted in additional revenue of $6.0 million.  In addition, increases in our medical equipment outsourcing segment related to acquisitions in our laser surgical services business, resulted in additional revenue of $5.1 million.  This was partially offset by sluggish patient census and what we believe has been a sustained customer effort to control outsourcing expenses affecting our peak need rental business.

Cost of Sales

Total cost of sales for the three months ended September 30, 2012 was $67.3 million compared to $56.6 million for the three months ended September 30, 2011, an increase of $10.7 million or 19.0%. The increase was primarily due to an increase in our technical and professional services segment related to a large BioMed360 program, which resulted in additional costs of $3.5 million, combined with an increase in our medical equipment outsourcing segment related to acquisitions in our laser surgical services business, which resulted in additional costs of $3.1 million, along with an increase in medical equipment depreciation expense of $1.1 million.  In addition, recall equipment gains, net of costs associated with retirement of the recalled pumps, decreased $2.3 million from that experienced in the prior year.

Gross Margin

Total Gross margin for the three months ended September 30, 2012 was $34.5 million, or 33.9% of total revenues compared to $32.8 million, or 36.7% of total revenues, for the three months ended September 30, 2011, an increase of $1.7 million or 5.3%.  Gross margin as a percent of revenue for the quarter was impacted by a revenue mix shift favoring our technical and professional services segment as a result of a large BioMed360 Program, which began in September 2011, whose gross margin percentage is lower than our historical service gross margins and in our medical equipment outsourcing segment.  In addition, recall equipment gains net of costs associated with retirement of the recalled pumps, decreased $2.3 million from the prior year.

Medical Equipment Outsourcing Segment — Manage & Utilize

(in thousands)

	Three Months Ended
	September 30,
	2012	2011	Change	% Change
Total revenue	$74,134	$69,002	$5,132	7.4%
Cost of revenue	28,736	23,814	4,922	20.7
Medical equipment depreciation	18,104	17,006	1,098	6.5
Gross margin	$27,294	$28,182	$(888)	(3.2)

Gross margin %	36.8%	40.8%

Gross margin	$27,294	$28,182	$(888)	(3.2)
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of medical equipment	108	131	(23)	(17.6)
Gross margin, before purchase accounting adjustments	$27,402	$28,313	$(911)	(3.2)

Gross margin %, before purchase accounting adjustments	37.0%	41.0%

Total revenue in the Medical Equipment Outsourcing segment increased $5.1 million, or 7.4%, to $74.1 million in the third quarter of 2012 as compared to the same period of 2011.  The increase was primarily due to an increase in revenues related to acquisitions in our laser surgical services business of $5.1 million, the net addition of 8 Asset360TM Equipment Management Programs (“Asset360 Programs”) which resulted in increased revenues of $1.9 million, partially offset by sluggish patient census and what we believe has been a sustained customer effort to control outsourcing expenses affecting our peak need rental business of $2.8 million. Many of our Asset360 Program customers utilize more than one of our equipment management program offerings in areas such as infusion, patient handling, and negative pressure wound therapy. As of September 30, 2012, we had 118 such active programs within 84 hospitals, up from 107 of such programs as of December 31, 2011.

Total cost of revenue in the segment increased $4.9 million, or 20.7%, to $28.7 million in the third quarter of 2012 as compared to the same period of 2011.  This increase is attributable to employee-related expenses associated with multiple acquisitions in our laser surgical services business earlier in the year of $3.1 million, along with employee-related costs to support the growth in revenue in our Asset360 business of $0.9 million, and a decrease in recalled equipment gains net of costs associated with retirement of the recalled pumps, from that experienced in the prior year of $2.3 million.

Medical equipment depreciation increased $1.1 million, or 6.5%, to $18.1 million in the third quarter of 2012 as compared to the same period of 2011. The increase in medical equipment depreciation was primarily due to the additional depreciation expense related to multiple acquisitions in our laser surgical services business along with increased depreciation expense related to the infusion pumps swap from the recall program.

Gross margin percentage for the Medical Equipment Outsourcing segment decreased from 40.8% in the third quarter of 2011 to 36.8% in the third quarter of 2012. This decrease was primarily attributable to higher margin on net gains from recalled equipment in the prior year.

Technical and Professional Services Segment — Plan & Acquire; Maintain & Repair

(in thousands)

	Three Months Ended
	September 30,
	2012	2011	Change	% Change
Total revenue	$20,066	$13,852	$6,214	44.9%
Cost of revenue	14,455	10,540	3,915	37.1
Gross margin	$5,611	$3,312	$2,299	69.4

Gross margin %	28.0%	23.9%

Gross margin	$5,611	$3,312	$2,299	69.4
Purchase accounting adjustments, primarily non-cash charges related to favorable lease commitments	—	2	(2)	(100.0)
Gross margin, before purchase accounting adjustments	$5,611	$3,314	$2,297	69.3

Gross margin %, before purchase accounting adjustments	28.0%	23.9%

Total revenue in the Technical and Professional Services segment increased $6.2 million, or 44.9%, to $20.1 million in the third quarter of 2012 as compared to the same period of 2011. The increase was due to increased activity of $6.0 million in our provider services unit. The increase is attributable to a large BioMed360TM Equipment Management Program (“BioMed360 Program”), which began in September 2011.

Total cost of revenue in the segment increased $3.9 million, or 37.1%, to $14.5 million in the third quarter of 2012 as compared to the same period of 2011. The increase is primarily attributable to expenses related to supporting the increased activity in our provider service unit of $3.1 million.

Gross margin percentage for the Technical and Professional Services segment increased from 23.9% for the third quarter of 2011 to 28.0% for the same period of 2012. Gross margin percentage will fluctuate based on the variability of third-party vendor expenses in our BioMed360 Program and supplemental service programs.

Medical Equipment Sales and Remarketing Segment — Redeploy & Remarket

(in thousands)

	Three Months Ended
	September 30,
	2012	2011	Change	% Change
Total revenue	$7,619	$6,490	$1,129	17.4%
Cost of revenue	6,014	5,215	799	15.3
Gross margin	$1,605	$1,275	$330	25.9

Gross margin %	21.1%	19.6%

Gross margin	$1,605	$1,275	$330	25.9
Purchase accounting adjustments, primarily non-cash charges related to the step-up in carrying value of our medical equipment	—	2	(2)	(100.0)
Gross margin, before purchase accounting adjustments	$1,605	$1,277	$328	25.7

Gross margin %, before purchase accounting adjustments	21.1%	19.7%

Total revenue in the Medical Equipment Sales and Remarketing segment increased $1.1 million, or 17.4%, to $7.6 million in the third quarter of 2012 as compared to the same period of 2011. The increase was driven by an increase in sales of disposables, and used equipment of $0.7 and $0.4 million, respectively.

Total cost of revenue in the segment increased $0.8 million, or 15.3%, to $6.0 million in the third quarter of 2012 as compared to the same period of 2011. The increase was the result of increases in the cost of disposable sales of $0.8 million.

Gross margin percentage for the Medical Equipment Sales and Remarketing segment increased from 19.6% in the third quarter of 2011 to 21.1% for the same period of 2012. We expect margins and activity in this segment to fluctuate based on the transactional nature of the business where new equipment sales generally yield a lower margin than used equipment sales.

Selling, General and Administrative

Selling, General and Administrative and Interest Expense

(in thousands)

	Three Months Ended
	September 30,
	2012	2011	Change	% Change
Selling, general and administrative	$29,885	$22,756	$7,129	31.3%
Acquisition and integration expenses	58	622	(564)	(90.7)
Loss on extinguishment of debt	12,339	—	12,339	—
Interest expense	13,530	15,122	(1,592)	(10.5)

Selling, general and administrative expense increased $7.1 million, or 31.3%, to $29.9 million for the third quarter of 2012 as compared to the same period of 2011.  The increase was primarily due to $3.5 million in expenses related to company reorganization, employee related expense and incremental costs to support the laser surgical business acquisitions of $2.7 million, and increases in employee-related salary and benefit expenses of $1.5 million. In addition, the increase was due to and an increase in depreciation expense of $0.6 million primarily related to a new inventory system for a large Biomed360 program, increased leasehold improvements and vehicle purchases mostly offset by lower amortization expense. Selling, general and administrative expense as a percentage of total revenue was 29.3% and 25.5% for each of the quarters ended September 30, 2012 and 2011, respectively.

Loss on Extinguishment of Debt

During the three months ended September 30, 2012, we incurred $12.3 million of expense related to the repurchase of $230.0 million of the 8.50% / 9.25% PIK Toggle Notes issued on May 31, 2007 and $175.0 million of the 8.50% / 9.25% PIK Toggle Notes issued on June 17, 2011 for total aggregate principal amount of $405.0 million, due 2015 (“PIK Toggle Notes”).   The expense consisted of a call premium of $9.8 million, and a credit of $2.9 million related to the bond premium write-off from the $175.0 million of notes issued in 2011, and the write-off of unamortized deferred financing costs of $5.4 million.

Interest Expense

Interest expense decreased $1.6 million to $13.5 million for the third quarter of 2012 as compared to the same period of 2011. This decrease is primarily due to the repurchase of the 8.50% / 9.25% Second Lien Senior Secured PIK Toggle Notes due 2015 (“PIK Toggle Notes”) net of the interest expense related to the issuance of the 2012 Notes due in 2020, in the third quarter.  See Note 9 Long-Term Debt.

Income Taxes

Income taxes were an expense of $0.1 million and a benefit of $0.1 million for the three months ended September 30, 2012 and 2011, respectively.  The expected tax benefit from operating loss during the three months ended September 30, 2012 was offset by the recording of additional valuation allowance.

Consolidated Net Loss

Consolidated net loss increased $15.8 million to $21.4 million in the third quarter of 2012 as compared to the same period of 2011.  Net loss was impacted primarily by costs associated with the extinguishment of our PIK Toggle Notes and costs related to the company reorganization.

Consolidated Results of Operations for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

Total Revenue

Total revenue for the nine months ended September 30, 2012 was $312.4 million, compared with $259.2 million for the nine months ended September 30, 2011, an increase of $53.2 million or 20.5%.  The increase was primarily due to our technical and professional services segment related to a large BioMed360 program which began in September 2011, and resulted in additional revenue of $25.5 million. The increase in revenue in our medical equipment outsourcing business was primarily related to acquisitions in our laser surgical services business and additional Asset360 business, which resulted in additional revenue of $21.2 million and $4.2 million, respectively. This was partially offset by sluggish patient census and what we believe has been a sustained customer effort to control outsourcing expenses affecting our peak need rental business.

Cost of Sales

Total cost of sales for the nine months ended September 30, 2012 was $194.8 million compared to $165.2 million for the nine months ended September 30, 2011, an increase of $29.6 million or 17.9%.  The increase was primarily due to our technical and professional services segment related to a large BioMed360 program which began in September 2011, and resulted in additional cost of $19.2 million. The increase in cost of sales in our medical equipment outsourcing business was primarily related to acquisitions in our laser surgical services business, which resulted in additional costs of $14.3 million, along with an increase in employee-related costs of $3.6 million associated with the year over year growth in revenue in our Asset360 business. This was partially offset by an increase in recalled equipment gains net of costs associated with retirement of the recalled pumps, of $9.2 million over that experienced in the prior year.  In addition, depreciation expense increased $0.7 million due to multiple acquisitions in our laser surgical services business along with increased depreciation expense related to the infusion pumps swap from the recall program.

Gross Margin

Total Gross margin for the nine months ended September 30, 2012 was $117.6 million, or 37.6% of total revenues compared to $94.0 million, or 36.3% of total revenues, for the nine months ended September 30, 2011, an increase of $23.6 million or 25.1%.  The increase in gross margin is primarily related to our technical and professional services segment related to a large BioMed360 program which began in September 2011, combined with an increase in our medical equipment outsourcing business as a result of the acquisitions in our laser surgical services business and additional Asset360 business. In addition, recalled equipment gains net of costs associated with retirement of the recalled pumps, increased $9.2 million from that experienced in the prior year.

Medical Equipment Outsourcing Segment — Manage & Utilize

(in thousands)

	Nine Months Ended
	September 30,
	2012	2011	Change	% Change
Total revenue	$226,599	$205,159	$21,440	10.5%
Cost of revenue	77,273	72,785	4,488	6.2
Medical equipment depreciation	52,329	51,678	651	1.3
Gross margin	$96,997	$80,696	$16,301	20.2

Gross margin %	42.8%	39.3%

Gross margin	$96,997	$80,696	$16,301	20.2
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of medical equipment	304	4,725	(4,421)	(93.6)
Gross margin, before purchase accounting adjustments	$97,301	$85,421	$11,880	13.9

Gross margin %, before purchase accounting adjustments	42.9%	41.6%

Total revenue in the Medical Equipment Outsourcing segment increased $21.4 million, or 10.5%, to $226.6 million in the first nine months of 2012 as compared to the same period of 2011.  The increase was primarily due to revenues of $21.2 million related to our laser surgical business, which we acquired on April 1, 2011 through our acquisition of Emergent Group combined with the January 2012 acquisition of a Florida-based laser surgical services provider, the net addition of 13 Asset360 Programs, and increased revenues driven by incremental business from new and existing technology, both owned and managed, partially offset by sluggish patient census and what we believe has been a sustained customer effort to control outsourcing expenses affecting our peak need rental business. As of September 30, 2012, we had 118 such active programs within 84 hospitals, up from 107 of such programs as of December 31, 2011.

Total cost of revenue in the segment increased $4.5 million, or 6.2%, to $77.3 million in the first nine months of 2012 as compared to the same period of 2011. In addition to costs of $12.2 million related to our new laser surgical acquisitions, the increase is attributable to higher employee-related expenses of $3.6 million related to our continued build of clinical resources to support growth initiatives in patient handling and wound therapy, partially offset by an increase in recalled equipment gains net of costs associated with retirement of the recalled pumps, from the prior year of $9.2 million.

Medical equipment depreciation increased $0.7 million, or 1.3%, to $52.3 million in the first nine months of 2012 as compared to the same period of 2011. The increase in medical equipment depreciation was primarily due to the additional depreciation expense related to the acquisition of a laser surgical service provider along with the increased depreciation expense related to the infusion pumps swap from the recall program partially offset by the decrease in purchase accounting adjustments related to the step-up in the carrying value of our medical equipment. Medical equipment depreciation for the nine months ended September 30, 2012 and 2011 included $0.3 million and $4.7 million, respectively, of purchase accounting adjustments related to the step-up in carrying value of our medical equipment.

Gross margin percentage for the Medical Equipment Outsourcing segment increased from 39.3% in the first nine months of 2011 to 42.8% in the first nine months of 2012. These increase resulted primarily from an increase in net gains on recalled equipment of $9.2 million and the decrease in depreciation related to purchase accounting adjustments. Gross margin percentage, before purchase accounting adjustments, increased from 41.6% in the first nine months of 2011 to 42.9% in the first nine months of 2012.

Technical and Professional Services Segment — Plan & Acquire; Maintain & Repair

(in thousands)

	Nine Months Ended
	September 30,
	2012	2011	Change	% Change
Total revenue	$62,545	$36,083	$26,462	73.3%
Cost of revenue	47,109	26,650	20,459	76.8
Gross margin	$15,436	$9,433	$6,003	63.6

Gross margin %	24.7%	26.1%

Gross margin	$15,436	$9,433	$6,003	63.6
Purchase accounting adjustments, primarily non-cash charges related to favorable lease commitments	4	6	(2)	(33.3)
Gross margin, before purchase accounting adjustments	$15,440	$9,439	$6,001	63.6

Gross margin %, before purchase accounting adjustments	24.7%	26.2%

Total revenue in the Technical and Professional Services segment increased $26.5 million, or 73.3%, to $62.5 million in the first nine months of 2012 as compared to the same period of 2011. The increase was driven by increased activity of $25.5 million in our provider services unit.  The increase is attributable to a large BioMed360 Program, which began in September 2011.

Total cost of revenue in the segment increased $20.5 million, or 76.8%, to $47.1 million in the first nine months of 2012 as compared to the same period of 2011.  The increase is attributable to expenses related to supporting the increased activity in our provider service unit.

Gross margin percentage for the Technical and Professional Services segment decreased from 26.1% for the first nine months of 2011 to 24.7% for the same period of 2012. Gross margin percentage will fluctuate based on the variability of third-party vendor expenses in our BioMed360 Program and supplemental service programs. Additionally, gross margin includes revenues and expenses related to a large BioMed360 Program, which began in September 2011, whose gross margin percentage is lower than our historical service gross margins.

Medical Equipment Sales and Remarketing Segment — Redeploy & Remarket

(in thousands)

	Nine Months Ended
	September 30,
	2012	2011	Change	% Change
Total revenue	$23,250	$17,972	$5,278	29.4%
Cost of revenue	18,112	14,115	3,997	28.3
Gross margin	$5,138	$3,857	$1,281	33.2

Gross margin %	22.1%	21.5%

Gross margin	$5,138	$3,857	$1,281	33.2
Purchase accounting adjustments, primarily non-cash charges related to the step-up in carrying value of our medical equipment	2	32	(30)	(93.8)
Gross margin, before purchase accounting adjustments	$5,140	$3,889	$1,251	32.2

Gross margin %, before purchase accounting adjustments	22.1%	21.6%

Total revenue in the Medical Equipment Sales and Remarketing segment increased $5.3 million, or 29.4%, to $23.3 million in the first nine months of 2012 as compared to the same period of 2011.  The increase was primarily driven by disposable and used equipment sales of $2.8 and $3.3 million, respectively, partially offset by decreases in new equipment sales.

Total cost of revenue in the segment increased $4.0 million, or 28.3%, to $18.1 million in the first nine months of 2012 as compared to the same period of 2011. The cost of revenue was impacted by an increase in the cost of disposable and used equipment sales of $2.1 and $1.8 million, respectively, offset by decreases in the cost of new equipment sales.

Gross margin percentage for the Medical Equipment Sales and Remarketing segment increased from 21.5% in the first nine months of 2011 to 22.1% for the same period of 2012.  We expect margins and activity in this segment to fluctuate based on the transactional nature of the business where new equipment sales generally yield a lower margin than used equipment sales.

Selling, General and Administrative

Selling, General and Administrative and Interest Expense

(in thousands)

	Nine Months Ended
	September 30,
	2012	2011	Change	% Change
Selling, general and administrative	$86,251	$72,247	$14,004	19.4%
Acquisition and integration expenses	352	2,621	(2,269)	(86.6)
Loss on extinguishment of debt	12,339	—	12,339	—
Interest expense	43,534	39,572	3,962	10.0

Selling, general and administrative expense increased $14.0 million, or 19.4%, to $86.3 million for the first nine months of 2012 as compared to the same period of 2011.  This increase was primarily due to increases in employee-related salary and benefit expenses of $3.5 million, and $3.5 million in expenses related to company reorganization. In addition, the increase was due to employee related expense and incremental costs to support the laser surgical services business acquisitions of $9.5 million and an increase in depreciation expense of $1.1 million primarily related to a new inventory system for a large Biomed360 program, increased leasehold improvements and vehicle purchases. This was partially offset by a decrease in amortization expense of $0.9 million, outside services expense of $0.6 million, outside commissions of $0.5 million. Acquisition and integration expenses were $0.4 and $2.6 million for the nine months ended September 30, 2012 and 2011, respectively.  The current period charges were related primarily to our acquisition of a surgical laser equipment service provider on July 9, 2012, while the prior year expenses related primarily to the acquisition of Emergent Group on April 1, 2011. Selling, general and administrative expense as a percentage of total revenue was 27.5% and 27.9% for each of the nine month periods ended September 30, 2012 and 2011, respectively.

Loss on Extinguishment of Debt

For the nine months ended September 30, 2012, we incurred $12.3 million of expense related to the repurchase of our $230.0 million of the 8.50% / 9.25% PIK Toggle Notes issued on May 31, 2007 and $175.0 million of the 8.50% / 9.25% PIK Toggle Notes issued on June 17, 2011 for total aggregate principal amount of $405.0 million, due 2015 (“PIK Toggle Notes”).   The expense consisted of a call premium of $9.8 million, and a credit of $2.9 million related to the bond premium write-off from the $175.0 million of notes issued in 2011, and the write-off of unamortized deferred financing costs of $5.4 million.

Interest Expense

Interest expense increased $4.0 million to $43.5 million for the first nine months of 2012 as compared to the same period of 2011. This increase is primarily due to the interest expense related to the issuance of $175.0 million aggregate principal amount of our 8.50% / 9.25% Second Lien Senior Secured PIK Toggle Notes due 2015 (“PIK Toggle Notes”) in the second quarter of 2011 combined with the interest expense related to the issuance of our 2012 Notes (“2012 Notes”) in the third quarter, partly offset by the expiration of the interest rate SWAP on our PIK Toggle Notes.  See Note 9 Long-Term Debt.

Income Taxes

Income taxes were a benefit of $2.9 million and $6.4 million for the nine months ended September 30, 2012 and 2011, respectively. Our January 3, 2012 acquisition resulted in the recording of deferred tax liabilities on the opening balance sheet due to higher book than tax basis for fixed assets and amortizable intangible assets. This discrete event had the one-time effect of reducing our valuation allowance by approximately $3.4 million on that date, though this amount was offset by approximately $9.5 million of additional valuation allowance resulting from year-to-date losses. The income tax benefit for 2011 was due to acquisitions that resulted in reducing our valuation allowance by approximately $7.2 million. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

Consolidated Net Loss

Consolidated net loss increased $8.0 million to $22.0 million in the first nine months of 2012 as compared to the same period of 2011.  Net loss was impacted primarily by the extinguishment of our PIK Toggle Notes partially offset by an increase in net gains on recalled equipment from the prior year.

EBITDA

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was $90.0 million and $88.6 million for the nine months ended September 30, 2012 and 2011, respectively.  EBITDA for the nine months ended September 30, 2012, was impacted by the inclusion of our recent laser surgical services acquisitions and an increase in recalled equipment gains net of costs associated with the retirement of the recalled pumps, mostly offset by costs associated with the extinguishment of our PIK Toggle Notes in the third quarter, combined with higher employee-related expenses related to our continued build of clinical resources to support growth initiatives in patient handling and wound therapy.

EBITDA is defined by the company as consolidated net loss, less provision (benefit) for income taxes and interest expense, plus depreciation and amortization. In addition to using EBITDA internally as a measure of operational performance, we disclose it externally to assist analysts, investors and lenders in their comparisons of operational performance, valuation and debt capacity across companies with differing capital, tax and legal structures. Management also understands that some industry analysts and investors consider EBITDA as a supplementary non-GAAP financial measure useful in analyzing a company’s ability to service debt.  EBITDA, however, is not a measure of financial performance under GAAP and should not be considered as an alternative to, or more meaningful than, net income as a measure of operating performance or to cash flows from operating, investing or financing activities or as a measure of liquidity. Since EBITDA is not a measure determined in accordance with GAAP and is thus susceptible to varying interpretations and calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. EBITDA does not represent an amount of funds that is available for management’s discretionary use. A reconciliation of EBITDA to consolidated net loss is included below:

(in thousands)

	Nine Months Ended
	September 30,
	2012	2011
Net income (loss) attributable to Universal Hospital Services, Inc.	$(22,590)	$(14,341)
Interest expense	43,534	39,572
Provision (benefit) for income taxes	(2,883)	(6,410)
Depreciation and amortization	71,933	69,751
EBITDA	$89,994	$88,572

Other Financial Data:
Net cash provided by operating activities	$51,613	$56,067
Net cash (used in) investing activities	(55,427)	(128,864)
Net cash provided by financing activities	5,115	85,856

Other Operating Data (as of end of period):
Medical equipment (approximate number of owned outsourcing units)	265,000	244,000
District offices	83	84
Number of outsourcing hospital customers	4,300	4,275
Number of total outsourcing customers	8,740	8,675

SEASONALITY

Quarterly operating results are typically affected by seasonal factors.  Historically, our first and fourth quarters are the strongest, reflecting increased customer utilization during the fall and winter months.

LIQUIDITY AND CAPITAL RESOURCES

PIK Toggle Notes. Our 8.50% / 9.25% Second Lien Senior Secured PIK Toggle Notes due 2015 (the “PIK Toggle Notes”) consist of $230.0 million aggregate principal amount of PIK Toggle Notes issued on May 31, 2007, and $175.0 million aggregate principal amount of PIK Toggle Notes issued on June 17, 2011 for a total aggregate outstanding principal amount of $405.0 million.  All of the PIK Toggle Notes were issued under a 2007 Indenture dated as of May 31, 2007 (the “2007 Indenture”).

On July 24, 2012, we conducted a tender offer to purchase $405.0 million of our PIK Toggle Notes. In conjunction with the tender offer, we also solicited consents from holders to proposed amendments which would eliminate the right of the holders of the PIK Toggle Notes to benefit from substantially all of the restrictive covenants and certain event of default provisions in the existing indenture with respect to the PIK Toggle Notes. On August 7, 2012 and August 21, 2012, we accepted for payment approximately $317.9 million or 78.48%, and $25,000 or 0.01%, respectively of our outstanding PIK Toggle Notes. On August 7, 2012, we entered into a supplemental indenture governing our PIK Toggle Notes which effected the proposed amendments.  On September 5, 2012, we redeemed our remaining outstanding PIK Toggle Notes of 87.1 million.

2012 Notes. On August 7, 2012, we issued $425.0 million in aggregate principal amount of 7.625% Second Lien Senior Secured Notes (the “2012 Notes”), which mature on August 15, 2020.  All of the 2012 Notes were issued under an indenture dated as of August 7, 2012 (the “2012 Indenture”).

Our principal sources of liquidity are expected to be cash and cash equivalents, cash flows from operating activities, and borrowings under our Senior Secured Credit Facility, which provides for loans in an amount of up to $235.0 million, subject to our borrowing base. See Note 9, Long-Term Debt for details related to our Senior Secured Credit Facility. It is anticipated that our principal uses of liquidity will be to fund capital expenditures related to purchases of medical equipment, provide working capital, meet debt service requirements and finance our strategic plans.

We require substantial cash to operate our Medical Equipment Outsourcing programs and service our debt.  Our outsourcing programs require us to invest a significant amount of cash in medical equipment purchases.  To the extent that such expenditures cannot be funded from cash and cash equivalents, our operating cash flow, borrowing under our Senior Secured Credit Facility or other financing sources, we may not be able to conduct our business or grow as currently planned. We anticipate additional capital investment of approximately $29.8 million during the remaining three months of 2012.

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

Net cash provided by operating activities was $51.6 and $56.1 million for the nine months ended September 30, 2012 and 2011, respectively. Net cash provided by operating activities during the nine months ended September 30, 2012 was impacted by the timing of interest payments as a result of the redemption of the PIK Toggle Notes in the third quarter of 2012.

Net cash used in investing activities was $55.4 and $128.9 million for the nine months ended September 30, 2012 and 2011, respectively.  The change in net cash used in investing activities was primarily the result of our

April 1, 2011 acquisition of Emergent Group, a laser surgical solutions provider. In addition, medical equipment purchases were down as the prior year included a higher level of opportunistic purchases of ventilators and infusion equipment.

Net cash provided by financing activities was $5.1 and $85.9 million for the nine months ended September 30, 2012 and 2011, respectively.  During the nine months ended September 30, 2012, the change in net cash used in financing activities was primarily impacted by the issuance of bonds in June of 2011.

Our cash balances were $2.5 million as of September 30, 2012 compared to $13.1 million as of September 30, 2011.

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

As of September 30, 2012, we had $167.0 million of availability under the Senior Secured Credit Facility after giving effect to $3.4 million used for letters of credit, based on a borrowing base of $201.7 million.

Our levels of borrowing are further restricted by the financial covenants set forth in our Senior Secured Credit Facility agreement, the 2007 Indenture governing our Floating Rate Notes, and the 2012 Indenture governing our 2012 Notes, as described in Note 9, Long-Term Debt.  As of September 30, 2012, the Company was in compliance with all covenants under the Senior Secured Credit Facility, 2007 Indenture, and the 2012 Indenture governing the Floating Rate Notes and 2012 Notes, respectively.

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

Interest Rates

We use both fixed and variable rate debt as sources of financing.  At September 30, 2012, we had approximately $703.1 million of total debt outstanding of which $261.3 million was bearing interest at variable rates. Based on variable debt levels at September 30, 2012, a 1.0 percentage point change in interest rates on variable rate debt would have resulted in annual interest expense fluctuating by approximately $2.6 million.

Fuel Costs

We are also exposed to market risks related to changes in the price of gasoline used to fuel our fleet of delivery and sales vehicles.  A hypothetical 10% increase in the third quarter of 2012 average price of unleaded gasoline, assuming gasoline usage levels for the quarter ended September 30, 2012, would lead to an annual increase in fuel costs of approximately $0.5 million.

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

Other Market Risk

As of September 30, 2012, we have no other material exposure to market risk.

Item 4.  Controls and Procedures

(a)                                 Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon that evaluation, and because of the material weakness described in Note 20 to the consolidated financial statements included in the amended Annual Report on Form 10-K/A filed with the SEC on November 7, 2012, our Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were not effective as of September 30, 2012.

For additional information regarding the restatement of certain of the company’s historical financial results and the material weakness identified by management, see Note 20 to the Notes to Consolidated Financial Statements, and “Item 9A.  Controls and Procedures” in the company’s Amendment No. 1 to its Annual Report on Form 10-K/A for the year ended December 31, 2011.

(b)                                 Changes in internal control over financial reporting

There were no changes that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.  However, as a result of the identification of the issue that led to the restatements and the related reassessment of internal control over financial reporting, the Company has engaged additional resources to add an additional layer to the preparation and review of non-routine events or transactions and strengthened internal resources with subject matter expertise.  These changes either have been, or are in the process of being, implemented.

We are committed to strong internal control environment, and believe that, when fully implemented, these remediation actions will represent significant improvements.  We will continue to assess the effectiveness of our remediation efforts in connection with management’s future evaluations of internal control over financial reporting.

In making its assessment of changes in internal control over financial reporting as of September 30, 2012, management has excluded those companies acquired in purchase business combinations during the twelve months ended September 30, 2012. The Company is currently assessing the control environments of these acquisitions.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings

The Company, from time to time, may become involved in litigation arising out of operations in the normal course of business.  Asserted claims are subject to many uncertainties and the outcome of individual matters is not predictable.

On October 19, 2009, Freedom Medical, Inc. filed a lawsuit against the Company and others in U.S. District Court for the Eastern District of Texas, alleging violation of state and federal antitrust laws, tortious interference with business relationships, business disparagement and common law conspiracy in connection with the biomedical equipment rental market. Freedom Medical, Inc. sought unspecified damages and injunctive relief.   We sought coverage for the Freedom Medical, Inc. lawsuit from a number of our insurance carriers.  On December 30, 2011, two of the insurance carriers, Lexington Insurance Company and National Union Fire Insurance Company of Pittsburgh, Pa., served us with a Minnesota state court complaint seeking a declaration that they have no obligation to cover certain claims of Freedom Medical, Inc.’s lawsuit.   On January 11, 2012, we filed our own suit, venued in Texas state court, against all of the carriers currently implicated by Freedom Medical, Inc.’s allegations.  This action sought, among other things, a declaration of coverage as to Freedom Medical, Inc.’s suit.  On September 20, 2012, the parties settled all claims asserted in these three actions. The settlement did not have a material effect on the financial position, results of operations, or cash flows of the Company. On September 26, 2012, the U.S. District Court for the Eastern District of Texas dismissed the Freedom Medical, Inc. lawsuit with prejudice.  On November 5, 2012, the District Court of Hennepin County, Minnesota dismissed the carrier action with prejudice.  We expect that the Texas state court carrier action will be dismissed shortly as well.

In addition to the foregoing, the Company, from time to time, may become involved in litigation arising out of operations in the normal course of business, including the matters discussed in Item 3 of Part I of the 2011 Annual Report on Form 10-K/A. As of September 30, 2012, we were not a party to any other pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults upon Senior Securities

Not applicable.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

Management Reorganization:

UHS has grown and changed significantly in recent years through the diversification of our product lines evolving into a world class medical equipment solutions provider in order to meet customer needs. Consistent with that process of effecting change, in order to continue this evolution, UHS is undergoing a management reorganization across the company. This will have the effect of streamlining our management ranks and refocusing our approach to delivering solutions to customers.  We anticipate this will result in severances, relocations, retirements and changed responsibilities across our management ranks resulting in approximately $7 million of one-time charges during 2012 and early 2013. We have incurred $3.5 million in the three and nine-months periods ended September 30, 2012. Approximately $2 million of the $7 million of charges relate to transition payments to three of our executive officers pursuant to transition agreements entered into between us and these officers, including Diana Vance-Bryan, (our former Executive Vice President and Chief Operating Officer), Rex Clevenger (our retiring Executive Vice President and Chief Financial Officer) and Jeffrey Singer (President of Surgical Services).

On October 5, 2012, we reported in a Current Report on Form 8-K that Mr. Clevenger had announced his intention to retire on March 31, 2013.  In connection with his retirement, Mr. Clevenger has entered into a transition agreement with the Company. This transition agreement includes customary non-competition and release provisions, a description of Mr. Clevenger’s transition duties, and certain separation payments.  The foregoing description of the terms of Mr. Clevenger’s transition agreement is qualified by reference to the text of the agreement, a copy of which is filed as Exhibit 10.1 to this Form 10-Q and incorporated herein by reference.

Item 6.         Exhibits

Number	Description
10.1*	Mutual Transition Agreement between Rex T. Clevenger and Universal Hospital Services, Inc.

10.2*	Mutual Transition Agreement between Walter T. Chesley and Universal Hospital Services, Inc.

10.3

Second Amended and Restated Credit Agreement, dated as of July 31, 2012, among Universal Hospital Services, Inc., UHS Holdco, Inc., the lenders party thereto, Bank of America, N.A. as administrative agent, Barclays Bank PLC and Royal Bank of Canada as co-syndication agents and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Bank PLC and RBC Capital Markets as joint lead arrangers and joint book managers (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on August 3, 2012).

10.4

Mutual Termination Agreement between Diana Vance-Bryan and Universal Hospital Services, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on October 2, 2012).

10.5

Mutual Termination Agreement between Jeffrey L. Singer and Universal Hospital Services, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on October 2, 2012).

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**

Financial Statements from the Quarterly Report on Form 10-Q of Universal Hospital Services, Inc. for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Consolidated Statements of Other Comprehensive Income (Loss); (iii) the Consolidated Statement of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

* Filed Herewith

** Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2012

Universal Hospital Services, Inc.

By	/s/ Gary D. Blackford
Gary D. Blackford,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

By	/s/ Rex T. Clevenger
Rex T. Clevenger,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)