Form 10-K
period 2012-12-31
UNIVERSAL HOSPITAL SERVICES INC
filed 2013-03-15
CIK 886171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒      Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of common stock, $.01 par value, outstanding as of March 15, 2013 was 1,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

UNIVERSAL HOSPITAL SERVICES, INC.

PART I

ITEM 1:  Business

OUR COMPANY

Universal Hospital Services, Inc. (“we”, “our”, “us”, the “Company”, or “UHS”) is a leading nationwide provider of medical equipment management and service solutions to the United States health care industry. Our customers include national, regional and local acute and long-term acute care hospitals, alternate site providers (such as long-term acute care hospitals, skilled nursing facilities, specialty hospitals, nursing homes and home care providers) and medical equipment manufacturers.  We provide our customers solutions across the spectrum of the equipment life cycle as a result of our position as one of the industry’s largest purchasers and outsourcers of medical equipment.  During the year ended December 31, 2012, we owned or managed over 680,000 pieces of medical equipment consisting of over 430,000 owned or managed pieces in our medical equipment outsourcing segment and over 250,000 pieces of customer-owned equipment we managed in our technical and professional services segment. Our diverse medical equipment outsourcing customer base includes more than 4,290 acute care hospitals and more than 4,425 alternate site providers.  We also have relationships with more than 200 medical equipment manufacturers and many of the nation’s largest group purchasing organizations (“GPOs”) and many of the integrated delivery networks (“IDNs”).  All of our solutions leverage our nationwide network of 83 offices and our more than 70 years of experience managing and servicing all aspects of medical equipment.  Our fees are paid directly by our customers rather than by direct reimbursement from third-party payors, such as private insurers, Medicare or Medicaid.

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

On April 1, 2011 we completed our acquisition of Emergent Group Inc. (“Emergent Group”) for a total purchase price of approximately $65.3 million as described in Item 15, Note 3, Acquisitions. Emergent Group was a provider of laser and mobile surgical equipment services primarily for the urology community. The results of operations of this acquisition have been included in UHS’s consolidated results of operations since the date of acquisition and also included in the medical equipment outsourcing segment. Effective December 31, 2011, Emergent Group was merged into its principal operating subsidiary, PRI Medical Technologies, Inc. (“PRI Medical”) with PRI Medical the surviving entity. Also, on December 31, 2011, PRI Medical’s name was changed to UHS Surgical Services, Inc. (“Surgical Services”).

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

On January 3, 2012, we completed the acquisition, effective January 1, 2012, of all of the outstanding stock of a surgical laser equipment service provider for approximately $16.1 million in cash consideration. The financial results of this acquisition are included in our medical equipment outsourcing segment since the date of acquisition.

On March 31, 2012, we completed the acquisition of certain assets of the southern California equipment rental division of a medical equipment manufacturer. The total purchase price was approximately $0.8 million, including approximately $0.4 million in contingent consideration which may be paid over four years based on future revenues. The financial results of this acquisition are included in our medical equipment outsourcing segment since the date of acquisition.

On July 9, 2012, we completed the acquisition of certain assets of a surgical laser equipment service provider for total consideration of approximately $5.3 million. The financial results of this acquisition are included in our medical equipment outsourcing segment since the date of acquisition.

As one of the nation’s leading medical equipment management and service solutions companies, we focus on offering our customers comprehensive solutions that help reduce capital and operating expenses, increase equipment and staff productivity, and support improved patient safety and outcomes.

All acquisitions were funded primarily from our existing senior secured credit facility.

We report our financial results in three segments: Medical Equipment Outsourcing, Technical and Professional Services and Medical Equipment Sales and Remarketing.

Principles of Consolidation

The consolidated financial statements include the accounts of UHS and of Surgical Services, its 100%-owned subsidiary, since its acquisition on April 1, 2011. In addition, in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), we have accounted for our equity investments in entities in which we are the primary beneficiary under the full consolidation method. All significant intercompany transactions and balances have been eliminated through consolidation. As the primary beneficiary, we consolidate the limited liability companies (“LLCs”) referred to in Item 15, Note 13, Limited Liability Companies, as we effectively receive the majority of the benefits from such entities and we provide equipment lease guarantees for such entities.

Medical Equipment Outsourcing Segment - Manage & Utilize

Our flagship business is our medical equipment outsourcing segment, which accounted for $302.7 million, or approximately 72.9%, of our revenues for the year ended December 31, 2012.  This segment represented 77.7% and 78.6% of total revenue for the years ended December 31, 2011 and 2010, respectively.  During the year ended December 31, 2012 we owned or managed over 430,000 pieces in our medical equipment outsourcing segment, primarily in the categories of respiratory therapy, newborn care, critical care, patient monitors, patient handling (which includes fall management, bariatrics, beds, stretchers and wheelchairs), pressure area management (such as therapy surfaces) and wound therapy, laser and mobile surgical services. Historically, we have purchased and owned directly the equipment used in our medical equipment outsourcing programs.

We currently provide outsourcing services to more than 4,290 acute care hospitals and 4,425 alternate site providers in the United States, including some of the nation’s premier health care institutions.

We have four primary outsourcing programs:

•                  Supplemental and Peak Needs Usage;

•                  Customized Outsourcing Agreements;

•                  Asset360® Equipment Management Program, (“Asset360 Program”), and

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

Our medical equipment outsourcing programs provide a range of services for our customers:

•                  Supplemental and Peak Needs Usage. Our traditional equipment solution for customers is renting patient-ready medical equipment on a supplemental or peak needs basis. Many of our customers have traditionally owned only the amounts and types of such equipment necessary to service their usual and customary patient census and their typical range of treatment offerings. Our customers rely on us to fulfill many of their equipment needs when they experience a spike or peak in patient census, do not have the resources to maintain their owned equipment in patient-ready condition or require equipment for less common treatments. We rent equipment on a daily, monthly or pay-per-use basis.  Supplemental and peak needs activity is impacted by changes in hospital patient census and patient acuity, which typically fluctuate on a seasonal basis. We believe many of our customers have come to rely on our ability to respond quickly and with significant resources in times of emergency, such as hurricanes, tornadoes, floods, and epidemics to provide needed medical equipment in critical situations. We believe our ability to deliver critical service in extreme situations distinguishes us from our competitors. It also requires us to maintain inventories and infrastructure that we do not believe our competitors currently maintain;

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

•                  Asset360 Equipment Management Programs. Our Asset360 Program solution allows our customers to fully outsource the responsibilities and costs of effectively managing medical equipment at their facilities, with the added benefit of enhancing equipment utilization. With the Asset360 Program, equipment types and quantities are adjusted to meet changes in patient census and acuity. Our employees work at the customers’ sites to integrate our equipment management process and proprietary management software technology tools into the customers’ day-to-day operations.  We assume full responsibility for having equipment where and when it is needed at the customer’s facility, removing equipment that is no longer in use and sanitizing, testing and repairing equipment as needed between each patient use. We also perform required training and ‘‘in service’’ sessions to keep our customers’ staffs fully-trained and knowledgeable about the use and operation of key equipment.  As of December 31, 2012, we had 118 Asset360 Programs. Traditionally, our Asset360 programs have primarily involved the management of infusion pump devices within hospitals, however, some of these programs have expanded in recent years to include patient handling, negative pressure wound therapy and other equipment;

•                  Laser and Mobile Surgical Services. Surgical Services provides state of the art lasers and other mobile surgical equipment along with the personnel to operate the equipment. We provide these services to hospitals and surgery centers. Our laser safety officers work in the operating room and support physicians and operating room personnel. The services are offered on a per-procedure basis. Our laser safety officers deliver, set up, and create a safe environment for hospital and clinical personnel operating the equipment and provide all necessary disposable materials needed. Our laser safety officers work closely with our customers to confirm all certifications and credentialing meet requirements to provide on-site services. Our laser safety officers also assist customers in the operation of facility-owned assets creating a cost-effective alternative to training and staffing their own personnel.  As of December 31, 2012 Surgical Services provided services in 39 states.

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

•                  access new medical equipment and technology without the expense of acquisition on a pay-per-procedure basis;

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

For the years ended December 31, 2012 and 2011, we recognized recalled equipment net gains of approximately $18.6 and $15.4 million, respectively, of which approximately $15.9 and $13.7 million were non-cash gains. Non-cash gains resulted from receiving a replacement pump for a recalled pump rather than receiving a direct cash reimbursement. The gains are a result of the fair market value of the replacement pump less the net book value of the recalled pump. Such gains have been recognized as an offset to cost of sales in our consolidated statements of operations.

Technical and Professional Services Segment — Plan & Acquire; Maintain & Repair

Our technical and professional services segment accounted for $82.2 million, or approximately 19.8%, of our revenues for the year ended December 31, 2012.  This segment represented 15.2% and 14.2% of total revenue for the years ended December 31, 2011 and 2010, respectively.  We leverage our over 70 years of experience and our extensive equipment database in repairing and maintaining medical equipment.  We offer a broad range of inspection, preventive maintenance, repair, logistic and consulting services through our team of approximately 329 technicians and professionals located throughout the United States in our nationwide network of offices, and managed over 250,000 units of customer owned equipment during the year ended December 31, 2012.  In addition, during the year ended December 31, 2012, we serviced over 430,000 units that we own or directly manage.

Our technical and professional services segment offerings provide a complementary alternative for customers that wish to own their medical equipment but lack the infrastructure, expertise, or scale to perform routine maintenance, repair, record keeping, and lifecycle analysis and planning functions.

Our technicians are trained and certified on a wide range of equipment on an ongoing basis directly by equipment manufacturers. Current certifications are maintained and technicians are cross trained to create valuable resources for our customers.  We also operate a quality assurance department to develop and document our own quality standards for our equipment.  We utilize proprietary recordkeeping software to record these services and the records we maintain meet the applicable standards of The Joint Commission, the National Fire Protection Association (“NFPA”) and the FDA.These maintenance records are available to our customers and to regulatory agencies to verify the maintenance of the equipment. We have three primary service programs:

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

•                  BioMed360® Equipment Management Program (“BioMed360 Program”). We also provide full and part-time, on-site, resident-based equipment maintenance programs that deliver all the benefits of our supplemental maintenance and repair programs, but with the addition of a medical equipment management program.  This is a coordinated management of customer owned equipment utilizing UHS employees, subcontractors, and a broad range of equipment management consulting services. As of December 31, 2012, we had 113 resident BioMed360 Programs within this segment, including a large BioMed360 program which began in the third quarter of 2011.

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

•                  Alternate Site Providers. We offer our technical and repair services to alternate site providers (such long-term acute care hospitals, skilled nursing facilities, specialty hospitals, nursing homes and home health care providers). Our national infrastructure and presence allow our national customers to eliminate a fragmented local approach to a systematic singular solution. Our nationwide service and repair network allows equipment to be efficiently repaired locally, on-site, or picked up and repaired in one of our local offices.

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

Medical Equipment Sales and Remarketing Segment - Redeploy & Remarket

Our medical equipment sales and remarketing segment accounted for $30.4 million, or approximately 7.3%, of our revenues for the year ended December 31, 2012.  This segment represented 7.1% and 7.2% of total revenue for the years ended December 31, 2011 and 2010, respectively.  This segment includes three distinct business activities:

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

We remarket pre-owned medical equipment to hospitals, alternate site providers, veterinarians and equipment brokers.  This segment of our business focuses on providing solutions to customers that have capital budget dollars available to purchase equipment. We offer a wide range of equipment including equipment we use in our outsourcing programs, as well as diagnostic, ultrasound and x-ray equipment.

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

BUSINESS OPERATIONS

District Offices

As of December 31, 2012, we operated 83 market-based district offices, which allow us to provide our equipment management and service solutions to customers in virtually all markets throughout the United States.  Each district office is responsible for servicing its local health care market.  Each office maintains an inventory of locally demanded equipment, parts, supplies, and other items tailored to accommodate the needs of individual customers within its geographical area. Should additional or unusual equipment be required by one of our customers, a district office can draw upon the resources of all of our other districts.  With access to over 430,000 owned or managed pieces of equipment available for customer use as of December 31, 2012, we can most often obtain the necessary equipment within 24 hours.

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

Laser and Mobile Surgical Services

We currently provide laser and mobile surgical services to customers in 39 states. Each location is staffed with full-time laser safety officers and is equipped with a variety of surgical equipment to meet customer needs.

Centralized Functions

Our corporate office is located in suburban Minneapolis, Minnesota. We have centralized many of the key elements of our equipment and service offerings in order to create standardization, and to maximize our operating efficiencies and uniformity of service.  Some of the critical aspects of our business that we have centralized include contract administration, purchasing, pricing, logistics, accounting and information technology.

Medical Equipment Fleet

We acquire or manage medical equipment to meet our customers’ needs in eight primary product areas: respiratory therapy, newborn care, critical care, patient monitors, patient handling (which includes fall management, bariatrics, beds, stretchers and wheelchairs), pressure area management (such as therapy surfaces) wound therapy and surgical lasers. We maintain one of the most technologically advanced equipment fleets in the industry, routinely acquiring new and pre-owned equipment to enhance our fleet.  Our specialized equipment portfolio managers evaluate new products each year to keep abreast of current market technology and to determine whether to add new products to our equipment fleet.  In making equipment purchases, we consider a variety of factors, including manufacturer credibility, repair and maintenance costs, anticipated user demand, equipment mobility and anticipated obsolescence.  Historically, we have purchased and owned directly the equipment used in our medical equipment outsourcing programs.  During the year ended December 31, 2012, we owned or managed over 430,000 pieces of equipment available for use by our customers.

In 2012, our ten largest manufacturers of medical equipment supplied approximately 74% (measured in dollars spent) of our direct medical equipment purchases.  In 2012, our two largest medical equipment suppliers, respectively, accounted for approximately 15% and 14% of our medical equipment purchases (measured in dollars spent).

We seek to ensure availability of equipment at favorable prices. We generally do not enter into long-term fixed price contracts with suppliers of our equipment.  We may receive price discounts related to the volume and timing of our purchases. The purchase price we pay for equipment generally ranges from $1,000 to $18,000 per item.

COMPETITIVE STRENGTHS

We believe our business model presents an attractive value proposition to our customers and has resulted in significant growth in recent years.  We provide our customers with a wide array of services across the full spectrum of the equipment lifecycle. We believe our over 70 years of experience and reputation as the “go to” company in critical situations has earned us a leading position in our industry.

We attribute our historical success to, and believe that our potential for future growth comes from, the following strengths:

Unique position in the health care arena.  We believe that we are unique in providing the largest breadth of comprehensive medical equipment management and service solutions to the health care industry.  While we have competitors that may offer products and services in various stages of the equipment lifecycle, none provide the comprehensive approach to customers that we do.  Our extensive relationships with more than 4,290 hospitals, approximately 4,425 alternate site providers, over 200 medical equipment manufacturers and many of the nation’s largest GPOs and many of the IDNs, of which many are long-standing, present a unique position and value proposition in the health care arena.

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

Large, modern equipment fleet.  We own or manage an extensive, modern fleet of medical equipment, which during the year ended December 31, 2012, consisted of over 430,000 units available for use to our customers. This modern equipment fleet, along with our quality assurance programs and tools, places us in a leadership position in the areas of quality and patient safety.  It also places us in a unique position to service “high end” acute care hospitals, such as teaching, research or specialty institutions that demand the most current technology to satisfy the increasingly complex needs of their patients.

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

Superior customer service.  We believe we have a long-standing reputation among our customers for outstanding service and quality.  This reputation is largely due to our strong customer service culture, which is continuously reinforced by management’s commitment to, and significant investment in, hiring and training resources.  We strive to seamlessly integrate our employees and service offerings into the operations of our customers.  This aggressive focus on customer service has helped us achieve a high customer retention rate.

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

Industry with favorable fundamentals.  Our business benefits from the overall favorable trends in health care in general and our segments in particular.  There is a fundamental shift in the needs of hospitals and alternate site providers from supplemental and peak needs supply of medical equipment to full, on-site equipment management programs.  This move to full outsourcing is not unlike trends in similar services at hospitals including food service, laundry, professional staffing and technology.  The strong fundamentals in our medical equipment outsourcing segment are being driven by the following trends:

•                  Favorable demographic trends.  According to the U.S. Census Bureau, individuals aged 65 and older in the United States comprise the fastest growing segment of the population. This segment is expected to grow to over 77 million individuals by 2035. This represents a 62% increase in the 65 and older segment of the population over the next 20 years. As a result, over time, the number of patients and the volume of hospital admissions are expected to grow.  The aging population and increasing life expectancy are driving demand for health care services.

•                  Increase in obesity.  The U.S. population is getting heavier, with all states reporting an obesity rate of 20% or more. In 2011, over 39 states reported having obesity prevalence rates of 25% or more as compared to 36 states with such rates in 2010, as reported by the Center for Disease Control and Prevention.

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

No direct third-party payor reimbursement risk.  Many health care providers rely on payment from patients or reimbursement from third-party payors. Our fees are paid directly by our customers, rather than by third-party payors, such as Medicare, Medicaid, managed care organizations or indemnity insurers. Accordingly, our exposure to uncollectible patient or reimbursement receivables or Medicare or Medicaid reimbursement changes is reduced, as evidenced by our bad debt expense of approximately 0.3%, 0.3% and 0.07% of total revenues for the years ended December 31, 2012, 2011 and 2010, respectively.

Strong value proposition.  With our focus and expertise in medical equipment lifecycle solutions, we are able to create a strong value proposition for our customers.  All of our equipment lifecycle solutions focus on providing our customers with:

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

Technical, clinical and financial specialists. We employ a number of technical, clinical and financial specialists that engage directly with our customers to drive better cost, efficiency and clinical outcomes. Our specialists employ:

•                  Gateway solutions which offer an entry point to the economic buyer and include peak needs rentals, technical services, and sales and remarketing;

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

Acquisitions

Since 2005, we have made and successfully integrated nine acquisitions, six of which occurred between 2011 to 2012, that have helped us expand our business, adding additional service offerings, and enabling us to penetrate new geographic regions. The Company continues its focus on potential acquisitions and international growth opportunities. We intend to continue to pursue a disciplined course of growing our business with complementary acquisitions, and we regularly evaluate potential acquisitions.

On April 1, 2011 we completed our acquisition of Emergent Group for a total purchase price of approximately $65.3 million, as described in Item 15, Note 3, Acquisitions. The results of operations of this acquisition have been included in UHS’s consolidated results of operations since the date of acquisition and also included in the medical equipment outsourcing segment. Effective December 31, 2011, Emergent Group was merged into its principal operating subsidiary, PRI Medical, with PRI Medical the surviving entity. Also, on December 31, 2011, PRI Medical’s name was changed to UHS Surgical Services, Inc., which we refer to in this report as “Surgical Services”.

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

On January 3, 2012, we completed the acquisition, effective January 1, 2012, of all of the outstanding stock of a surgical laser equipment service provider for approximately $16.1 million in cash consideration. The financial results of this acquisition are included in our medical equipment outsourcing segment since the date of acquisition.

On March 31, 2012, we completed the acquisition of certain assets of the southern California equipment rental division of a medical equipment manufacturer. The total purchase price was approximately $0.8 million, including approximately $0.4 million in contingent consideration which may be paid over four years based on future revenues. The financial results of this acquisition are included in our medical equipment outsourcing segment since the date of acquisition.

On July 9, 2012, we completed the acquisition of certain assets of a surgical laser equipment service provider for total consideration of approximately $5.3 million. The financial results of this acquisition are included in our medical equipment outsourcing segment since the date of acquisition.

All acquisitions were funded primarily from our existing senior secured credit facility.

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

Our two largest national competitors in medical equipment outsourcing are ArjoHuntleigh and Hill-Rom Holdings, Inc. Our other competition consists of regional or local companies and some medical equipment manufacturers and dealers that provide equipment outsourcing to augment their medical equipment sales.

The market for mobile surgical services is highly fragmented and competitive. Companies, particularly in the laser surgery industry, often compete by price, thereby impacting profit margins. In addition, Surgical Service faces many existing and future competitors of various size and scale. Competitors in our market include HealthTronics, a 100%-owned subsidiary of a publicly held company, and multiple privately held local companies. In spite of such competition, we believe that we can compete successfully but can give no assurances with regard to our ability to compete. In addition, the Company’s business could be adversely affected if our customers elect to purchase surgical equipment directly from the manufacturers and hire their own technicians.

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

EMPLOYEES

We had 2,087 regular employees as of December 31, 2012, including 1,872 full-time and 215 part-time employees. Of such employees, 196 were sales representatives, 1,569 were operations personnel and 322 were employed in corporate support functions.

None of our employees are covered by a collective bargaining agreement, and we have experienced no work stoppages to date. We believe that our relations with our employees are good.

INTELLECTUAL PROPERTY

In 2012, the United States Patent and Trademark Office registered our MedPrime Capital® mark in connection with leasing of medical equipment, OnCare® mark in connection with hospital beds, and Harmony® in connection with medical apparatus, namely, medical-surgical hospital bed frames. We previously registered with the United States Patent and Trademark Office: Asset360® and BioMed360®; “Universal Hospital Services, Inc.,” ‘‘UHS®’’ and the UHS logo; “Equipment Lifecycle Services” and the Equipment Lifecycle Services logo; and “CHAMP.” United States service mark registrations are generally for a term of 10 years, renewable every 10 years if the mark is used in the regular course of business.

We have a domain name registration for UHS.com, which serves as our main website, and my.UHS.com and myservice.UHS.com, which are web-based tools that provide 24 hour on-demand access to equipment reports for all equipment outsourced or maintained by us. In 2011, we registered the domain name OnCareMedical.com featuring our OnCare™ sub-brand for patient handling products. In 2012, we registered UHSSurgicalServices.com.

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

MARKETING

We market our programs primarily through our direct sales force, which consisted of 196 professional sales representatives as of December 31, 2012.  Our direct sales force is organized into two regions and twelve sales divisions.  We support our direct sales force with technical, clinical, surgical and financial specialists, who provide comprehensive solutions for our customers. Our national accounts team also supports our direct sales force through its focus on securing national and regional contracts.

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

Besides the FDA, a number of states regulate medical device distributors and wholesalers either through pharmacy or device distributor licensure. Currently, we hold such licenses in 13 states. Some licensure regulations and statutes in additional states may apply to our activities. Although our failure to possess such licenses in these states for our existing operations may subject us to certain monetary fines, we do not believe the extent of such fines, in the aggregate, would be material to our liquidity, financial condition or results of operations.

In addition, we are required to provide information to the manufacturer regarding the permanent disposal or any change in ownership of certain categories of medical outsourcing equipment. We believe our medical equipment tracking systems are in compliance with these regulations.

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) applies to certain covered entities, including health plans, health care clearinghouses and health care providers, as well as to business associates such as us.  HIPAA regulations protect individually identifiable health information, including information in an electronic format, by, among other things, setting forth specific standards under which such information may be used and disclosed, providing patients rights to obtain and amend their health information and establishing certain administrative requirements for covered entities.

Because of our self-insured health plans, we are also a covered entity under the HIPAA regulations.  Also, we may be obligated to comply with certain HIPAA requirements as a business associate of various health care providers.  In addition, various state legislatures have enacted and may continue to enact additional privacy legislation that is not preempted by the federal law, which may impose additional burdens on us.  Moreover, other federal privacy legislation may be enacted.  Accordingly, we have made and, as new standards go into effect, we expect to continue to make administrative, operational and information infrastructure changes in order to comply with these requirements.

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

Although our business is not currently extensively regulated under healthcare laws, we are subject to certain regulatory requirements as discussed above and our customers are subject to direct regulation under the Federal False Claims Act, the Stark Law, the Anti-Kickback Law, rules and regulations of the Centers for Medicare and Medicaid Services (“CMS”), and other federal and state healthcare laws and regulations. Promulgation of new laws and regulations, or changes in or re-interpretations of existing laws and regulations, could affect our business, operating results or financial condition. Our operations might be negatively impacted if we had to comply with additional complex government regulations.

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

Hospitals and alternate site providers face cost containment pressures from public and private insurers and other managed care providers, such as health maintenance organizations, preferred provider organizations and managed fee-for-service plans, as these organizations continue to place controls on the reimbursement and utilization of health care services. We believe that these payors have followed or will follow the government in limiting the services that are reimbursed and in exerting downward pressure on prices. In addition to promoting managed care plans, employers are increasingly self-funding their benefit programs and shifting costs to employees through increased deductibles, co-payments and employee contributions.  Hospitals and health care facilities are also experiencing an increase in uncompensated care or “charity care,” which causes increased economic pressures on these organizations.  We believe that these cost reduction efforts will place additional pressures on health care providers’ operating margins and will encourage efficient equipment management practices such as the use of our outsourcing and Asset360 Program solutions.

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

ITEM 1A:  Risk Factors

Our business is subject to various risks and uncertainties. Any of the risks discussed below, or elsewhere in this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission (“SEC”), could materially adversely affect our business, financial condition or results of operations.

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

We require substantial cash to operate our medical equipment outsourcing programs and service our debt.  Our outsourcing programs require us to invest a significant amount of cash in medical equipment purchases.  To the extent that such expenditures cannot be funded from our operating cash flow, borrowings under our amended senior secured credit facility or other financing sources, we may not be able to grow as currently planned.  We currently expect that over the next 12 months, we will invest approximately $75.0 million in new and pre-owned medical equipment and other capital expenditures.  This estimate is subject to numerous assumptions, including revenue growth, the number of Asset360 Program signings, and any significant changes in customer contracts.  In addition, a substantial portion of our cash flow from operations must be dedicated to servicing our debt and there are significant restrictions on our ability to incur additional indebtedness under the indenture governing our floating rate notes and the amended and restated credit agreement governing our senior secured credit facility.

Primarily because of our debt service obligations and debt refinancing charges and elevated depreciation and amortization charges we have incurred subsequent to the Transaction, we have had a history of net losses.  If we consistently incur net losses, it could result in our inability to finance our business in the future.  We had net losses of $35.2, $22.4 and $29.1 million during the years ended December 31, 2012, 2011 and 2010, respectively.  Our ability to use our United States federal income tax net operating loss carryforwards to offset our future taxable income may be limited.  If we are limited in our ability to use our net operating loss carryforwards in future years in which we have taxable income, we will pay more current taxes than if we were able to utilize our net operating loss carryforwards without limitation, which could harm our results of operations and liquidity.

We may not be able to obtain funding on acceptable terms or at all under our amended senior secured credit facility or otherwise because of the deterioration of the credit and capital markets.  Thus, we may be unable to expand our business as planned or to service our debt.

Global financial markets and economic conditions continue to be disrupted and volatile due to a variety of factors, including significant write-offs in the financial services sector and the current weak economic conditions.  As a result, the cost of raising money in the debt and equity capital markets has increased while the availability of funds from those markets has diminished.  In particular, as a result of concerns about the stability of financial markets and the solvency of lending counterparties, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt on similar terms or at all and reduced, or in some cases ceased, to provide funding to borrowers.  In addition, lending counterparties under our amended senior secured credit facility may be unwilling or unable to meet their funding obligations.  If funding is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due.  Moreover, without adequate funding, we may be unable to execute our growth strategy, complete future acquisitions, or take advantage of other business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our revenues and results of operations.

We may incur increased expenses related to our pension plan, which could impact our financial position.

We have a defined benefit pension plan covering certain current and former employees.  Although benefits under the pension plan were frozen in 2002, funding obligations under our pension plan continue to be impacted by the performance of the financial markets.  If the financial markets do not provide the long-term returns we have assumed, the likelihood of our being required to make additional contributions will increase.  The equity and debt markets can be, and recently have been, volatile, and therefore our estimate of future contribution requirements can change dramatically in relatively short periods of time.

If our customers’ patient census or services decrease, the revenues generated by our business could decrease.

Our operating results are dependent in part on the amount and types of equipment necessary to service our customers’ needs, which are heavily influenced by the number of patients our customers serve at any time (which we refer to as “patient census”) and the services those patients receive.  At times of lower patient census, our customers have a decreased need for our services on a supplemental or peak needs basis.  During severe economic downturns like the one we recently experienced, the number of hospital admissions and inpatient surgeries decline as consumers reduce their use of non-essential health care services.  Our operating results can also vary depending on the timing and severity of the cold and flu season, local, regional or national epidemics, and the impact of national catastrophes, as well as other factors affecting patient census and service demand.

Another global economic downturn could adversely affect our customers and suppliers or have new, additional adverse effects on them, which could have further adverse effects on our operating results and financial position.

We believe our customers have been adversely affected by the recent global economic downturn and the volatility of the credit and capital markets, which have led to declines in commercial and consumer spending. The impact of another downturn on our customers may result in, among other things, decreased patient census, decreased number of non-essential patient services, increased uncompensated care and bad debt, increased difficulty obtaining financing on favorable terms and tighter capital and operating budgets.  Many of our customers depend on investment income to supplement inadequate third-party payor reimbursement.  Further disruption in the capital and credit markets could adversely affect the value of many investments, reducing our customers’ ability to access cash reserves to fund their operations.  If economic conditions reoccur or worsen, our customers may seek to further reduce their costs and may be unable to pay for our services, resulting in reduced orders, slower payment cycles, increased bad debt, and customer bankruptcies.

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

We purchased medical equipment from approximately 115 manufacturers in 2012.  Our ten largest manufacturers of medical equipment accounted for approximately 74% of our direct medical equipment purchases in 2012.  Adverse developments concerning key suppliers or our relationships with them could force us to seek alternative sources for our medical equipment or to purchase such equipment on less unfavorable terms.  A delay in procuring equipment or an increase in our cost to purchase equipment could limit our ability to provide equipment to our customers on a timely and cost-effective basis.  In addition, if we do not have access to certain parts, or if manufacturers do not provide access to the appropriate equipment manuals or training, we may not be able to provide certain technical and professional services.

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

For the year ended December 31, 2012, approximately 69% of our outsourcing revenue was derived from customers that contracted with us or from hospitals and other providers that purchased equipment or services from us through a GPO that contracted with us on behalf of its members.  The source of the remaining 31% of revenue was from customers that do not purchase equipment or services from us through a GPO contract.  Our customers are generally not obligated to outsource our equipment under long-term commitments.  In addition, many of our customers do not sign written contracts with us fixing the rights and obligations of the parties regarding matters such as billing, liability, warranty or use.  Therefore, we face risks such as fluctuations in usage, inaccurate or false reporting of usage by customers and disputes over liabilities related to equipment use.  We do not have written contracts with some of our Asset360 Program customers for which we provide a substantial portion of the medical equipment that they use and provide substantial staffing resources.  The non-contracted services we provide could be terminated by the customer without notice or payment of any termination fee.  A large number of such terminations may adversely affect our ability to generate revenue growth and sufficient cash flows to support our growth plans.  In addition, those customers with long-term commitments may have contracts that do not permit us to raise our prices, yet our cost to serve may increase. Any of these risks could reduce our ability to operate and expand our business.

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

New healthcare laws or regulations could impact our business.

Although our business is not currently extensively regulated under healthcare laws, we are subject to certain regulatory requirements as discussed under “Business—Regulatory Matters” above and our customers are subject to direct regulation under the Federal False Claims Act, the Stark Law, the Anti-Kickback Law, rules and regulations of the Centers for Medicare and Medicaid Services (“CMS”), and other federal and state healthcare laws and regulations. Promulgation of new laws and regulations, or changes in or re-interpretations of existing laws or regulations, could affect our business, operating results or financial condition. Our operations might be negatively impacted if we had to comply with additional complex government regulations.

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

While we have taken actions designed to address compliance with the internal control over financial reporting and disclosure controls and other requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by the SEC implementing these requirements, there are inherent limitations in our ability to control all circumstances.  We do not expect that our internal control over financial reporting and disclosure controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes.  Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, a control may be inadequate because of changes in conditions, such as growth of the Company or increased transaction volume, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

In connection with the restatements of our consolidated financial statements for the years ended December 31, 2011 and 2010, we determined that there was a control deficiency in our internal controls that constituted a material weakness. The material weakness has been remediated. We will continue to review and make necessary changes to the overall design of our internal controls, as well as to policies and procedures to improve the overall effectiveness of our internal controls over financial reporting. Additionally, management may identify material weaknesses in the future that could adversely affect investor confidence and increase the Company’s cost of raising capital. There can be no assurance that additional material weaknesses will not be identified in the future.

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

ITEM 1B:  Unresolved Staff Comments

None.

ITEM 2:  Properties

As of December 31, 2012, we operated 83 full service district offices nationwide, 20 laser surgical services locations and six technical service Centers of Excellence.  We lease all of our district offices as well as surgical services locations and Centers of Excellence. The average square footage of our non-corporate locations is approximately 8,500 square feet. Our full service district offices support all of our business segments.  Our corporate office is located at a 55,000 square foot leased facility in a suburb of Minneapolis, Minnesota.

ITEM 3:  Legal Proceedings

The Company, from time to time, may become involved in litigation arising out of operations in the normal course of business.  Asserted claims are subject to many uncertainties and the outcome of individual matters is not predictable.

On October 19, 2009, Freedom Medical, Inc. filed a lawsuit against the Company and others in U.S. District Court for the Eastern District of Texas, alleging violation of state and federal antitrust laws, tortious interference with business relationships, business disparagement and common law conspiracy in connection with the biomedical equipment rental market. Freedom Medical, Inc. sought unspecified damages and injunctive relief. We sought coverage for the Freedom Medical, Inc. lawsuit from a number of our insurance carriers.  On December 30, 2011, two of the insurance carriers, Lexington Insurance Company and National Union Fire Insurance Company of Pittsburgh, Pa., served us with a Minnesota state court complaint seeking a declaration that they have no obligation to cover certain claims of Freedom Medical, Inc.’s lawsuit.  On January 11, 2012, we filed our own suit, venued in Texas state court, against all of the carriers currently implicated by Freedom Medical, Inc.’s allegations.  This action sought, among other things, a declaration of coverage as to Freedom Medical, Inc.’s suit.  On September 20, 2012, the parties settled all claims asserted in these three actions.  The settlement did not have a material effect on the financial position, results of operations, or cash flows of the Company.  On September 26, 2012, the U.S. District Court for the Eastern District of Texas dismissed the Freedom Medical, Inc. lawsuit with prejudice.  The coverage actions were dismissed with prejudice on November 5, 2012 and November 15, 2012, in the district courts in Hennepin County, Minnesota and Harris County, Texas, respectively.

As of December 31, 2012, we were not a party to any other pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results, financial position or cash flows.

ITEM 4:  Mine Safety Disclosures

Not applicable.

PART II

ITEM 5:  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 1, 2013, Parent owns, and at all times during 2012 and 2011 Parent has owned, all 1,000 shares of our common stock, par value $.01 per share. There is no established public trading market for our common stock. During 2012, the Company did not declare or pay any cash dividends.

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

Also on June 8, 2011, the Boards of Directors declared an equity distribution of $0.12 per option to holders of outstanding options on the Parent’s stock on June 10, 2011 that vested on December 31, 2011 and 2012 and are scheduled to vest on December 31, 2013, 2014, and 2015.

Our debt instruments contain certain restrictions on our ability to pay cash dividends on our common stock (see the information regarding our Notes and senior secured credit facility contained under the caption “Liquidity and Capital Resources” in Item 7 of this Annual Report on Form 10-K).

We did not repurchase any of our equity securities during 2012.

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

	Year Ended December 31,
(in thousands)	2012	2011	2010	2009	2008
Consolidated Statements of Operations Data:
Total revenues	$415,326	$355,156	$312,112	$297,204	$289,119
Cost of medical equipment outsourcing, sales and service	267,582	225,987	203,738	196,536	191,930
Gross margin	147,744	129,169	108,374	100,668	97,189

Selling, general and admininstrative:
Intangible asset impairment charge	—	—	—	—	4,000
Restructuring, acquisition and integration expense	7,474	3,483	—	—	—
Other selling, general and administrative	109,247	100,948	89,336	84,225	85,166
Total selling, general and administrative	116,721	104,431	89,336	84,225	89,166
Operating income	31,023	24,738	19,038	16,443	8,023
Loss on extinguishment of debt	12,339	—	—	—	—
Interest expense	55,697	55,020	46,457	46,505	46,878
Consolidated loss before income taxes	(37,013)	(30,282)	(27,419)	(30,062)	(38,855)
(Benefit) provision for income taxes	(2,569)	(8,343)	1,692	(11,489)	(15,359)
Net income attributable to non controlling interest	754	451	—	—	—
Net loss attributable to Universal Hospital Services, Inc.	$(35,198)	$(22,390)	$(29,111)	$(18,573)	$(23,496)

	Year Ended December 31,
(in thousands)	2012	2011	2010	2009	2008
Other Financial Data:
Net cash provided by operating activities	$72,531	$57,691	$76,156	$55,988	$56,249
Net cash used in investing activities	(73,597)	(153,219)	(74,205)	(50,550)	(71,395)
Net cash (used in) provided by financing activities	(95)	96,689	(1,951)	(17,444)	27,152

Other Operating Data (as of end of period):
Medical equipment (approximate number of owned outsourcing units)	265,000	248,000	231,000	223,000	211,000
District offices	83	84	84	84	84
Number of outsourcing hospital customers	4,290	4,275	4,250	4,200	4,125
Number of total outsourcing customers	8,715	8,700	8,600	8,450	8,150

Depreciation and amortization	$96,691	$96,612	$91,739	$87,047	$85,823
Intangible asset impairment charge	—	—	—	—	4,000
EBITDA (1)(2)	114,621	120,899	110,777	103,490	97,846
Dividend and equity distribution	—	34,500	—	—	—

	December 31,
(in thousands)	2012	2011	2010	2009	2008
Consolidated Balance Sheet Data:
Working capital (3)	$12,765	$23,608	$23,550	$32,352	$22,754
Total assets	937,413	936,932	833,028	835,403	877,725
Total debt	699,014	671,097	525,045	518,619	531,343
Equity	60,875	93,187	146,739	173,991	188,451

(1)         EBITDA is defined as earnings attributable to UHS before interest expense, income taxes, depreciation and amortization. In addition to using EBITDA internally as a measure of operational performance, we disclose it externally to assist analysts, investors and lenders in their comparisons of operational performance, valuation and debt capacity across companies with differing capital, tax and legal structures.  EBITDA, however, is not a measure of financial performance under Generally Accepted Accounting Principles (“GAAP”) and should not be considered as an alternative to, or more meaningful than, net income as a measure of operating performance or to cash flows from operating, investing or financing activities or as a measure of liquidity.  Since EBITDA is not a measure determined in accordance with GAAP and is thus susceptible to varying interpretations and calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.  EBITDA does not represent an amount of funds that is available for management’s discretionary use.  See note 2 below for a reconciliation of consolidated net loss to EBITDA.

(2)         The following is a reconciliation of consolidated net loss to EBITDA:

	Years Ended December 31,
(in thousands)	2012	2011	2010	2009	2008

Consolidated net loss	$(35,198)	$(22,390)	$(29,111)	$(18,573)	$(23,496)
Interest expense	55,697	55,020	46,457	46,505	46,878
(Benefit) provision for income taxes	(2,569)	(8,343)	1,692	(11,489)	(15,359)
Depreciation and amortization	96,691	96,612	91,739	87,047	89,823
EBITDA	$114,621	$120,899	$110,777	$103,490	$97,846

(3) Represents total current assets (excluding cash and cash equivalents) less total current liabilities (excluding current portion of long-term debt).

Segment Information

	Year Ended December 31, 2012
		Technical	Medical
	Medical	and	Equipment	Corporate
	Equipment	Professional	Sales and	and
(in thousands)	Outsourcing	Services	Remarketing	Unallocated	Total

Revenue	$302,718	$82,236	$30,372	$—	$415,326
Cost of revenue	110,752	62,428	23,641	—	196,821
Medical equipment depreciation	70,761	—	—	—	70,761
Gross margin	$121,205	$19,808	$6,731	$—	$147,744

Total assets	$465,192	$83,791	$18,603	$369,827	$937,413

	Year Ended December 31, 2011
		Technical	Medical
	Medical	and	Equipment	Corporate
	Equipment	Professional	Sales and	and
(in thousands)	Outsourcing	Services	Remarketing	Unallocated	Total

Revenue	$275,910	$54,058	$25,188	$—	$355,156
Cost of revenue	97,703	40,518	19,734	—	157,955
Medical equipment depreciation	68,032	—	—	—	68,032
Gross margin	$110,175	$13,540	$5,454	$—	$129,169

Total assets	$461,285	$84,483	$18,603	$372,561	$936,932

	Year Ended December 31, 2010
		Technical	Medical
	Medical	and	Equipment	Corporate
	Equipment	Professional	Sales and	and
(in thousands)	Outsourcing	Services	Remarketing	Unallocated	Total

Revenue	$245,145	$44,426	$22,541	$—	$312,112
Cost of revenue	86,210	31,690	16,342	—	134,242
Medical equipment depreciation	69,496	—	—	—	69,496
Gross margin	$89,439	$12,736	$6,199	$—	$108,374

Total assets	$409,315	$85,175	$18,603	$319,935	$833,028

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

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are a leading nationwide provider of medical equipment management and service solutions to the United States health care industry. Our customers include national, regional and local acute care hospitals, alternate site providers (such as long-term acute care hospitals, skilled nursing facilities, specialty hospitals, nursing homes, and home care providers) and medical equipment manufacturers. We provide our customers solutions across the spectrum of the equipment life cycle as a result of our position as one of the industry’s largest purchasers and outsourcers of medical equipment. During the year ended December 31, 2012, we owned or managed over 680,000 pieces of medical equipment consisting of 430,000 owned or managed pieces in our medical equipment outsourcing segment and 250,000 pieces of customer owned equipment we managed in our technical and professional services segment. Our diverse medical equipment outsourcing customer base includes more than 4,290 acute care hospitals and approximately 4,425 alternate site providers.  We also have relationships with more than 200 medical equipment manufacturers and many of the nation’s largest group purchasing organizations (“GPOs”) and many of the integrated delivery networks (“IDNs”).  All of our solutions leverage our nationwide network of 83 offices and our more than 70 years of experience managing and servicing all aspects of medical equipment.  Our fees are paid directly by our customers rather than from direct reimbursement from third-party payors, such as private insurers, Medicare, or Medicaid.  We commenced operations in 1939, originally incorporated in Minnesota in 1954 and reincorporated in Delaware in 2001.  Historically, we have experienced significant and sustained growth. Our overall growth strategy is to continue to grow both organically and through strategic acquisitions. In 2012, we continued our focus on acquisitions and international growth opportunities.

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

On January 3, 2012, we completed the acquisition, effective January 1, 2012, of all of the outstanding stock of a surgical laser equipment service provider for approximately $16.1 million in cash consideration. The financial results of this acquisition are included in our medical equipment outsourcing segment since the date of acquisition.

On March 31, 2012, we completed the acquisition of certain assets of the southern California equipment rental division of a medical equipment manufacturer. The total purchase price was approximately $0.8 million, including approximately $0.4 million in contingent consideration which may be paid over four years based on future revenues. The financial results of this acquisition are included in our medical equipment outsourcing segment since the date of acquisition.

On July 9, 2012, we completed the acquisition of certain assets of a surgical laser equipment service provider for  total consideration of approximately $5.3 million. The financial results of this acquisition are included in our medical equipment outsourcing segment since the date of acquisition.

All acquisitions were funded primarily from our existing senior secured credit facility.

Principles of Consolidation

The consolidated financial statements include the accounts of UHS and of Surgical Services, its 100%-owned subsidiary. In addition, in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), we have accounted for our equity investments in entities in which we are the primary beneficiary under the full consolidation method. All significant intercompany transactions and balances have been eliminated through consolidation. As the primary beneficiary, we consolidate the limited liability companies (“LLCs”) referred to in Item 15, Note 13, Limited Liability Companies, as we effectively receive the majority of the benefits from such entities and we provide equipment lease guarantees for such entities.

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

We present the non-Generally Accepted Accounting Principles (“non-GAAP”) financial measure gross margin, before purchase accounting adjustments, because we use this measure to monitor and evaluate the operational performance of our business and to assist analysts, investors and lenders in their comparisons of operational performance across companies, many of whose results will not include similar adjustments.  A reconciliation of the non-GAAP financial measure to its equivalent Generally Accepted Accounting Principles (“GAAP”) measure is therefore included in the respective tables.

All of our outstanding capital stock is owned by UHS Holdco, Inc. (“Parent”), which acquired the Company in a recapitalization in May 2007.  Parent is owned by affiliates of Irving Place Capital Merchant Manager III, L.P., “IPC”, and certain members of our management.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases these estimates on historical experience and other assumptions believed to be reasonable under the circumstances.  However, actual results could differ from these estimates. Management believes the critical accounting policies and areas that require more significant judgments and estimates used in the preparation of our consolidated financial statements to be:

•                  recoverability and valuation of long-lived and intangible assets, including goodwill;

•                  potential litigation liabilities; and

•                  income taxes.

For indefinite lived intangible assets, including goodwill and trade names, we review for impairment annually and upon the occurrence of certain events as required by Accounting Standards Codification (“ASC”) Topic 350, “Intangibles — Goodwill and Other.” We monitor the occurrence of certain events quarterly. For goodwill, possible impairment is evaluated based on the estimated fair value of each reporting unit. Our reporting units are medical equipment outsourcing, technical and professional services, and medical equipment sales and remarketing. The fair value of each reporting unit incorporates multiple inputs including discounted cash flow calculations, peer company earnings multiples, and assumptions that market participants would make in valuing the reporting unit. Other assumptions include future business growth, earnings projections, capital expenditures, changes in working capital and the weighted average cost of capital used for purposes of discounting. Projecting discounted future cash flows requires us to make significant estimates regarding the assumptions noted above. The projections also take into account several factors including current and estimated economic trends and outlook, and other factors which are beyond our control. Each reporting unit constitutes a business for which discrete financial information is available and management reviews its operating results. As of December 31, 2012, the fair value of goodwill for each reporting unit significantly exceeded its respective carrying value. No goodwill impairments were recognized in 2012, 2011, or 2010.

We annually review for impairment our trade names that have indefinite lives and are not amortized.  Our calculation of estimated fair value is made using the “relief from royalty method,” which assumes that a trade name has a fair value equal to the present value of the royalty attributed to it.  The royalty income attributable to a trade name represents the hypothetical cost savings that are derived from owning the trade name versus paying royalties to license the trade name from another owner.  Accordingly, we estimate a fair royalty that a licensee would pay, on a percentage of revenue basis, to obtain a license to utilize the trade name for each of our medical equipment outsourcing and technical and professional services segments. As of December 31, 2012, the estimated fair values of our medical equipment outsourcing segment trade name and our technical and professional services segment trade name exceeded their respective carrying value.  During the fourth quarter of 2011, the Company implemented a rebranding strategy with respect to its laser surgical services business whereby the Company changed the legal name of PRI Medical Technologies, Inc. to UHS Surgical Services, Inc. and ceased using the PRI Medical trade name as of December 31, 2011 (see Item 15, Note 3, Acquisitions). Accordingly, management determined in the fourth quarter of 2011 that it was appropriate to change the estimated remaining useful life of the PRI Medical trade name from 114 months to 3 months.

For long-lived and amortizable intangible assets, an impairment is evaluated when an event (such as those noted in ASC 360) is indicated.  This evaluation is conducted at the lowest level of identifiable cash flows for the long-lived and amortizable asset subject to evaluation.  If there is an indication of impairment based on this evaluation of undiscounted cash flows versus carrying value, impairment is measured based on the estimated fair value of the long-lived or amortizable asset in comparison to its carrying value.  Our amortizable intangible assets consist of the following discrete items:  customer relationships, a supply agreement, technology database, non-compete agreements and favorable lease agreements.  For other long-lived assets, primarily movable medical equipment, we continuously monitor specific makes/models for events such as product recalls or obsolescence.

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

We evaluate the recoverability of our deferred tax assets by scheduling the expected reversals of non-tax deferred tax assets and liabilities to determine whether net operating loss carry forwards are recoverable prior to expiration. If future earnings or other assumptions are required in order for such future tax benefits to be realized, we evaluate whether a valuation allowance is required.

Guidance related to accounting for uncertainty in income taxes requires that only tax benefits that meet the “more likely than not” recognition threshold can be recognized or continue to be recognized.  The change in the unrecognized tax benefits needs to be reasonably estimated based on evaluation of the nature of uncertainty, the nature of events that could cause the change and an estimate of the range of reasonably possible changes.  At any period end, and as new developments occur, management will use prudent business judgment to cease recognition of appropriate amounts of tax benefits.  Unrecognized tax benefits can be recognized as issues are favorably resolved and loss exposures decline.

As disputes with the Internal Revenue Service (“IRS”) and state tax authorities are resolved over time, we may need to adjust our unrecognized tax benefits to the updated estimates needed to satisfy tax and interest obligations for the related issues. These adjustments may be favorable or unfavorable.

RESULTS OF OPERATIONS

The following table provides information on the percentages of certain items of selected financial data compared to total revenues. The table also indicates the percentage increase or decrease comparing fiscal 2012 to 2011 and 2011 to 2010.

	Percent to Total Revenue			Percent Increase (Decrease)
	Year Ended December 31,			Year Ended December 31,
	2012	2011	2010	2012 vs.	2011 vs.
Revenue
Medical equipment outsourcing	72.9%	77.7%	78.6%	9.7%	12.6%
Technical and professional services	19.8	15.2	14.2	52.1	21.7
Medical equipment sales and remarketing	7.3	7.1	7.2	20.6	11.7
Total revenues	100.0%	100.0%	100.0%	16.9%	13.8%

Cost of Revenue
Cost of medical equipment outsourcing	26.7	27.5	27.6	13.4	13.3
Cost of technical and professional services	15.0	11.4	10.2	54.1	27.9
Cost of medical equipment sales and remarketing	5.7	5.6	5.2	19.8	20.8
Medical equipment depreciation	17.0	19.1	22.3	4.0	(2.1)
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	64.4	63.6	65.3	18.4	10.9
Gross margin	35.6	36.4	34.7	14.4	19.2

Selling, general and administrative	26.3	28.4	28.6	8.2	13.0
Restructuring, acquisition and integration expenses	1.8	1.0	—	114.6	*
Operating income	7.5	7.0	6.1	25.4	29.9

Loss on extinguishment of debt	3.0	—	—	*	—
Interest expense	13.4	15.5	14.9	1.2	18.4
Loss before income taxes	(8.9)	(8.5)	(8.8)	22.2	10.4

(Benefit) provision for income taxes	(0.6)	(2.3)	0.5	(69.2)	*
Consolidated net loss	(8.3)%	(6.2)%	(9.3)%	57.0%	(24.6)%

* Not meaningful

Results of Operations for the Year Ended December 31, 2012 compared to the Year Ended December 31, 2011

Total Revenue

Total revenue for the year ended December 31, 2012 was $415.3 million, compared with $355.2 million for year ended December 31, 2011, an increase of $60.1 million or 16.9%.  The increase was primarily due to an increase in revenue in our technical and professional services segment related to a large BioMed360® Equipment Management Program (“BioMed360 program”) which began in September 2011, and resulted in additional revenue of $26.5 million. In addition, increases in our medical equipment outsourcing segment related to acquisitions in our laser surgical services business, which resulted in additional revenue of $24.8 million, and an increase in new Asset360® Equipment Management Account (“Asset360 accounts”) of $7.7 million. This was partially offset by sluggish patient census and what we believe has been a sustained customer effort to control outsourcing expenses affecting our peak needs rental business.

Cost of Revenue

Total cost of revenue for the year ended December 31, 2012 was $267.6 million compared to $226.0 million for the year ended December 31, 2011, an increase of $41.6 million or 18.4%.  The increase is primarily due to an increase in our technical and professional services segment related to a large BioMed360 program, which resulted in additional costs of $20.4 million, combined with an increase in our medical equipment outsourcing segment related to acquisitions in our laser surgical services business, which resulted in additional costs of $17.0 million. This was partially offset by recall equipment gains, net of costs associated with retirement of the recalled pumps, which increased $3.2 million from that experienced in the prior year.

Gross Margin

Total gross margin for the year ended December 31, 2012 was $147.7 million, or 35.6% of total revenues compared to $129.2 million, or 36.4% of total revenues for the year ended December 31, 2011, an increase of $18.6 million or 14.4%.  Gross margin as a percent of revenue was impacted by a revenue mix shift favoring our technical and professional services segment as a result of a large BioMed360 Program, which began in September 2011. This was partially offset by recall equipment gains, net of costs associated with retirement of the recalled pumps, which increased $3.2 million from the prior year.

Medical Equipment Outsourcing Segment — Manage & Utilize

(in thousands)

	Year Ended December 31,
	2012	2011	Change	% Change
Total revenue	$302,718	$275,910	$26,808	9.7%
Cost of revenue	110,752	97,703	13,049	13.4
Medical equipment depreciation	70,761	68,032	2,729	4.0
Gross margin	$121,205	$110,175	$11,030	10.0

Gross margin %	40.0%	39.9%

Gross margin	$121,205	$110,175	$11,030	10.0
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of medical equipment	413	4,825	(4,412)	(91.4)
Gross margin, before purchase accounting adjustments	$121,618	$115,000	$6,618	5.8

Gross margin %, before purchase accounting adjustments	40.2%	41.7%

Total revenue in the medical equipment outsourcing segment for the year ended December 31, 2012 increased by $26.8 million, or 9.7%, to $302.7 million as compared to the same period of 2011. The increase was primarily due to an increase in revenues related to acquisitions in our laser surgical services business of $24.8 million, as well as the addition of 10 Asset360 accounts which resulted in increased revenues of $7.7 million, partially offset by sluggish patient census and what we believe has been a sustained customer effort to control outsourcing expenses affecting our peak needs rental business of $10.3 million. Many of our Asset360 Program customers utilize more than one of our equipment management program offerings in areas such as infusion, patient handling, and negative pressure wound therapy.

Total cost of revenue in the segment for the year ended December 31, 2012 increased by $13.0 million, or 13.4%, to $110.8 million as compared to the same period of 2011. This increase is attributable to employee-related expenses associated with multiple acquisitions in our laser surgical services business of $14.2 million, along with employee-related costs to support the growth in revenue in our Asset360 business of $4.5 million, partially offset by an increase in recalled equipment gains net of costs associated with retirement of the recalled pumps from that experienced in the prior year of $3.2 million.

Medical equipment depreciation for the year ended December 31, 2012 increased by $2.8 million, or 4.0%, to $70.8 million as compared to the same period of 2011. The increase in medical equipment depreciation was primarily due to the additional depreciation expense related to multiple acquisitions in our laser surgical services business along with increased depreciation expense related to the infusion pumps swap from the recall program.

Gross margin percentage for the medical equipment outsourcing segment was 40.0% and 39.9%, for the years ended December 31, 2012 and 2011, respectively.

Gross margin percentage, before purchase price adjustments was 40.2% and 41.7% for the years ended December 31, 2012 and 2011, respectively. Purchase price adjustments consisted of non-cash charges related to step-up in carrying value of medical equipment.

Technical and Professional Services Segment — Plan & Acquire; Maintain & Repair

(in thousands)

	Year Ended December 31,
	2012	2011	Change	% Change
Total revenue	$82,236	$54,058	$28,178	52.1%
Cost of revenue	62,428	40,518	21,910	54.1
Gross margin	$19,808	$13,540	$6,268	46.3

Gross margin %	24.1%	25.0%

Gross margin	$19,808	$13,540	$6,268	46.3
Purchase accounting adjustments, primarily non-cash charges related to favorable lease commitments	4	9	(5)	(55.6)
Gross margin, before purchase accounting adjustments	$19,812	$13,549	$6,263	46.2

Gross margin %, before purchase accounting adjustments	24.1%	25.1%

Total revenue in the technical and professional services segment for the year ended December 31, 2012 increased by $28.2 million, or 52.1% to $82.2 million as compared to the same period of 2011.  During the year ended December 31, 2012, we experienced an increase of $26.5 million primarily from a large BioMed360 Program which began in September 2011. The remaining net increase of $1.7 million was primarily from our provider services business.

Total cost of revenue in the segment for the year ended December 31, 2012 increased by $21.9 million, or 54.1%, to $62.4 million as compared to the same period of 2011. Cost of revenue consists primarily of employee-related expenses, vendor expenses and occupancy charges.  This increase was primarily attributable to the increases in expenses associated with a large BioMed360 Program of $20.4 million and an increase in provider services costs of $1.8 million.

Gross margin percentage for the technical and professional services segment was 24.1% and 25.0% for the years ended December 31, 2012 and 2011, respectively.  Gross margin percentage will fluctuate based on the variability of third-party vendor expenses in our BioMed360 Program, and supplemental service programs. Additionally, gross margin includes revenues and expenses related to a large BioMed360 Program, which began in September 2011, whose gross margin percentage is lower than our historical service gross margins.

Medical Equipment Sales and Remarketing Segment — Redeploy & Remarket

(in thousands)

	Year Ended December 31,
	2012	2011	Change	% Change
Total revenue	$30,372	$25,188	$5,184	20.6%
Cost of revenue	23,641	19,734	3,907	19.8
Gross margin	$6,731	$5,454	$1,277	23.4

Gross margin %	22.2%	21.7%

Gross margin	$6,731	$5,454	$1,277	23.4
Purchase accounting adjustments, primarily non-cash charges related to the step-up in carrying value of our medical equipment	2	33	(31)	(93.9)
Gross margin, before purchase accounting adjustments	$6,733	$5,487	$1,246	22.7

Gross margin %, before purchase accounting adjustments	22.2%	21.8%

Total revenue in the medical equipment sales and remarketing segment for the year ended December 31, 2012 increased by $5.2 million, or 20.6%, to $30.4 million as compared to the same period of 2011. The increase was primarily driven by increases in disposable sales of $3.2 million and brokerage and used equipment sales of $2.6 million, offset by decreases in new equipment sales of $0.9 million.

Total cost of revenue in the segment for the year ended December 31, 2012 increased by $3.9 million, or 19.8%, to $23.6 million as compared to the same period of 2011. The increase was primarily due to increases in the costs of disposable sales and used equipment sales of $2.4 and $1.5 million, respectively, offset by a decrease in the cost of new equipment sales of $0.8 million.

Gross margin percentage for the medical equipment sales and remarketing segment was 22.2% and 21.7% for the years ended December 31, 2012 and 2011, respectively. Gross margin percentage will fluctuate based on the transactional nature and product mix of the business, where new equipment sales generally yield a lower margin than used equipment sales.

Selling, General and Administrative, Restructuring, Acquisition and Integration Expenses, Loss on Extinguishment of Debt and Interest Expense

(in thousands)

	Year Ended December 31,
	2012	2011	Change	% Change
Selling, general and administrative	$109,247	$100,948	$8,299	8.2%
Restructuring, acquisition and integration expenses	7,474	3,483	3,991	114.6
Loss on extinguishment of debt	12,339	—	12,339	*
Interest expense	55,697	55,020	677	1.2

* Not meaningful

Selling, General and Administrative

Selling, general, and administrative expenses for the year ended December 31, 2012 increased by $8.3 million, or 8.2%, to $109.2 million as compared to the same period of 2011. Selling, general, and administrative expenses consist primarily of employee-related expenses, professional fees, occupancy charges, bad debt expense, depreciation and amortization. The increase was primarily due to the incremental costs to support the laser surgical business acquisitions of $9.0 million and increases in employee-related salary and benefit expenses of $3.9 million. The increase is offset by lower amortization expense of $1.5 million.

Selling, general and administrative expense as a percentage of total revenue was 26.3% and 28.4% for the year ended December 31, 2012 and 2011, respectively.

Restructuring, Acquisition and Integration Expenses

Restructuring, acquisition and integration expenses for the year ended December 31, 2012 increased by $4.0 million, or 114.6%, to $7.5 million as compared to the same period of 2011. The increase was primarily due to the increase in restructuring expense of $7.2 million offset by lower acquisition related activities.

Restructuring, acquisition and integration expense as a percentage of total revenue was 1.8% and 1.0% for the year ended December 31, 2012 and 2011, respectively.

Loss on Extinguishment of Debt

For the year ended December 31, 2012, we incurred $12.3 million of expense related to the repurchase of $230.0 million of the 8.50% / 9.25% PIK Toggle Notes issued on May 31, 2007 and $175.0 million of the 8.50% / 9.25% PIK Toggle Notes issued on June 17, 2011 for total aggregate principal amount of $405.0 million, due 2015 (“PIK Toggle Notes”).  The expense consisted of a call premium of $9.8 million, a credit of $2.9 million related to the bond premium write-off from the $175.0 million of notes issued in 2011, and the write-off of unamortized deferred financing costs of $5.4 million.

Interest Expense

Interest expense for the year ended December 31, 2012 increased by $0.7 million, or 1.2%, to $55.7 million as compared to the same period of 2011. This increase was mainly attributable to the increase in amortization of deferred financing costs. Interest expense includes amortization of deferred financing fees associated with our debt of $3.7 and $3.1 million for years ended December 31, 2012 and 2011, respectively. Increase in interest expense was also due to higher debt level in 2012 compared to 2011 offset by lower interest rates.

Income Taxes

Income taxes were a benefit of $2.6 and $8.3 million for the years ended December 31, 2012 and 2011, respectively. The tax benefits are primarily attributable to discrete tax benefits resulting from our acquisitions of stock of surgical laser equipment service providers in 2012 and 2011. The acquisition in 2011 was significantly larger than the 2012 acquisition, resulting in a smaller tax benefit in 2012. We evaluate the recoverability of our deferred tax assets by scheduling the expected reversals of deferred tax assets and liabilities in order to determine whether net operating loss carry forwards are recoverable prior to expiration. During 2010, we determined that it was no longer more likely than not that all of our net operating loss carry forwards will be recovered prior to their expiration based on the expected reversals of these deferred tax assets and liabilities, future earnings, or other assumptions. Accordingly, we established a valuation allowance in 2010 and, since that time, we have continued to recognize this uncertainty. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

Net Loss

Net loss was $34.4 and $21.9 million for the years ended December 31, 2012 and 2011, respectively.

EBITDA

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was $114.6 and $120.9 million for the years ended December 31, 2012 and 2011, respectively.  EBITDA for the year ended December 31, 2012 was impacted by the restructuring costs and loss on extinguishment of debt, partially offset by the increase in gains related to recalled equipment.

EBITDA is defined as earnings attributable to UHS before interest expense, income taxes, depreciation and amortization. In addition to using EBITDA internally as a measure of operational performance, we disclose it externally to assist analysts, investors and lenders in their comparisons of operational performance, valuation and debt capacity across companies with differing capital, tax and legal structures.  EBITDA, however, is not a measure of financial performance under GAAP and should not be considered as an alternative to, or more meaningful than, net income as a measure of operating performance or to cash flows from operating, investing or financing activities or as a measure of liquidity.  Since EBITDA is not a measure determined in accordance with GAAP and is thus susceptible to varying interpretations and calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.  EBITDA does not represent an amount of funds that is available for management’s discretionary use.

For a reconciliation of EBITDA to consolidated net loss, see note (2) under the caption “Selected Financial Data” in Item 6 of this Annual Report on Form 10-K.

Results of Operations for the Year Ended December 31, 2011 compared to the Year Ended December 31, 2010

Total Revenue

Total revenue for the year ended December 31, 2011 was $355.2 million, compared with $312.1 million for year ended December 31, 2010, an increase of $43.1 million or 13.8%.  The increase was primarily due to the medical equipment outsourcing segment as a result of the Company’s acquisition of a laser surgical services business, which resulted in additional revenue of $25.4 million.  In addition, the increase in revenues was driven by the net addition of seven Asset360 Program customers and increased revenues driven by incremental business from new and existing technology.

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

Total revenue in the medical equipment outsourcing segment for the year ended December 31, 2011 increased by $30.8 million, or 12.5%, to $275.9 million as compared to the same period of 2010. The increase was primarily due to revenues of $25.4 million from our laser surgical services business, which we acquired on April 1, 2011, as well as the net addition of seven Asset360 Program customers and increased revenues driven by incremental business from new and existing technology, both owned and managed.

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

Total cost of revenue in the segment for the year ended December 31, 2011 increased by $8.8 million, or 27.9%, to $40.5 million as compared to the same period of 2010. Cost of revenue consists primarily of employee-related expenses, vendor expenses and occupancy charges.  This increase was primarily attributable to increases in expenses associated with our provider and manufacturer services unit of $7.1 and $2.3 million, respectively, partially offset by a $0.6 million decrease in other charges.

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

Selling, General and Administrative, Restructuring, Acquisition and Integration Expenses and Interest Expense

(in thousands)

	Year Ended
	December 31,
	2011	2010	$ Change	% Change
Selling, general and administrative	$100,948	$89,336	$11,612	13.0%
Restructuring, acquisition and integration expenses	3,483	—	3,483	*
Interest expense	55,020	46,457	8,563	18.4

* Not meaningful

Selling, General and Administrative

Selling, general, and administrative expenses for the year ended December 31, 2011 increased by $11.6 million, or 13.0%, to $100.9 million as compared to the same period of 2010. Selling, general, and administrative expenses consist primarily of employee-related expenses, professional fees, occupancy charges, bad debt expense, depreciation and amortization. The increase is due to the inclusion of $9.6 million of selling, general, and administrative expenses related to Surgical Services, which includes the accelerated amortization of $4.1 million related to the associated trade name. In conjunction with a rebranding strategy implemented in the fourth quarter related to our laser surgical services business, the former name (PRI Medical Technologies, Inc.) was retired and the related amortization was accelerated over the remaining estimated life, which ended December 31, 2011. The amortization related to the tradename is reflected in the medical equipment outsourcing segment.  In addition to the items listed above, the increase was primarily due to increases in outside services and employee-related expenses of $3.4 and $0.7 million, respectively. These increases were partially offset by a decrease in non-cash stock compensation expense of $2.9 million, which was primarily related to an August 2010 amendment to our stock option plan. Additionally, selling, general, and administrative expenses were negatively impacted by $0.8 million related to the Company providing notice of termination of our corporate headquarters lease. Selling, general, and administrative expense as a percentage of total revenue was 28.4% and 28.6% for the years ended December 31, 2011 and 2010, respectively.

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

Income Taxes

Income taxes were a benefit of $8.3 million and an expense of $1.7 million for the years ended December 31, 2011 and 2010, respectively. The 2011 tax benefit is primarily attributable to discrete tax benefits resulting from our acquisitions of stock of surgical laser equipment service providers. We evaluate the recoverability of our deferred tax assets by scheduling the expected reversals of deferred tax assets and liabilities in order to determine whether net operating loss carry forwards are recoverable prior to expiration. During 2010, we determined that it was no longer more likely than not that all of our net operating loss carry forwards will be recovered prior to their expiration based on the expected reversals of these deferred tax assets and liabilities, future earnings, or other assumptions. Accordingly, we established a valuation allowance in 2010 and, since that time, we have continued to recognize this uncertainty. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

Net Loss

Net loss was $21.9 and $29.1 million for the years ended December 31, 2011 and 2010, respectively.

EBITDA

EBITDA was $120.9 and $110.8 million for the years ended December 31, 2011 and 2010, respectively.  EBITDA for the year ended December 31, 2011 was positively impacted by increased activity in our medical equipment outsourcing segment, gains related to recalled equipment, and the inclusion of Surgical Services.

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

LIQUIDITY AND CAPITAL RESOURCES

Financing Structure.  As of December 31, 2012, our major sources of funds were comprised of $425.0 million aggregate principal amount of our 2012 Notes, $230.0 million aggregate principal amount of floating rate notes, $235.0 million senior secured credit facility, and $16.0 million of vehicle leases. Our $405.0 million aggregate principal amount of PIK Toggle Notes and remaining $9.9 million of 10.125% Senior Notes were redeemed in August 2012 and June 2010, respectively.

2012 Notes. On August 7, 2012, we issued $425.0 million in aggregate principal amount of 7.625% Second Lien Senior Secured Notes (the “2012 Notes”) which mature on August 15, 2020.  All of the 2012 Notes were issued under an indenture dated as of August 7, 2012 (the “2012 Indenture”). The 2012 Indenture provides that the 2012 Notes are our second lien senior secured obligations and are fully and unconditionally guaranteed on a second lien senior secured basis by our existing and certain of our future 100%-owned domestic subsidiaries.

Interest on the 2012 Notes is payable, entirely in cash, semiannually, in arrears, on February 15 and August 15 of each year, beginning on February 15, 2013. We may redeem some or all of the 2012 Notes at the redemption prices set forth in the 2012 Indenture.  If we sell certain assets or undergo certain kinds of changes of control, we must offer to repurchase the 2012 Notes.

In connection with the issuance of the 2012 Notes, we entered into a registration rights agreement with the initial purchasers of the 2012 Notes.  On December 12, 2012, our Registration Statement on Form S-4, filed to register the exchange of the 2012 Notes for fully registered 2012 Notes, was declared effective by the SEC. The exchange offer expired on January 11, 2013 and on January 16, 2013 we completed an offer to exchange all of the then outstanding 2012 Notes for an equivalent amount of new 2012 Notes which have been registered under the Securities Act of 1933, as amended. We did not receive any additional proceeds from the exchange offer.

On February 12, 2013, the Company issued $220.0 million in aggregate principal amount of 7.625% Second Lien Senior Secured Notes due 2020 (the “New Notes”), which mature on August 15, 2020, as “additional notes” pursuant to the 2012 Indenture dated as of August 7, 2012. The New Notes were issued in a private placement, at a premium of 106.375% for an aggregate total of approximately $230.0 million in net proceeds and are subject to the same terms as the 2012 Notes under the 2012 Indenture. The premium is being amortized over the remaining life of the New Notes. The Company used the net proceeds from the sale of the New Notes to fund the redemption of all of its outstanding Floating Rate Notes. In connection with the issuance of the New Notes, the Company entered into a registration rights agreement with the initial purchasers of the New Notes.

Floating Rate Notes.  On May 31, 2007, we issued $230.0 million aggregate principal amount of floating rate notes (the “Floating Rate Notes”) under the 2007 Indenture (see “2007 Indenture” below).  Interest on the Floating Rate Notes is reset for each semi-annual interest period and is calculated at the current LIBOR rate plus 3.375%.  At December 31, 2012, our LIBOR-based rate was

4.111%, which includes the credit spread noted above.  Interest on the Floating Rate Notes is payable semiannually, in arrears, on each June 1 and December 1. The Floating Rate Notes mature on June 1, 2015.

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

Our Floating Rate Notes are subject to certain debt covenants which are described below under the heading “2007 Indenture.”

On March 14, 2013, the Company redeemed all of its outstanding Floating Rate Notes. The proceeds of the New Notes were used to fund the redemption.

PIK Toggle Notes. Our 8.50% / 9.25% PIK Toggle Notes due 2015 (the “PIK Toggle Notes”) consist of $230.0 million aggregate principal amount of PIK Toggle Notes issued on May 31, 2007 (the “Existing Notes”) and $175.0 million aggregate principal amount of PIK Toggle Notes issued on June 17, 2011 (the “Additional Notes”) for a total aggregate outstanding principal amount of $405.0 million.  All of the PIK Toggle Notes were issued under a Second Lien Senior Indenture dated as of May 31, 2007 (the “2007 Indenture”).

Interest on the PIK Toggle Notes was payable semiannually in arrears on each June 1 and December 1. Beginning June 1, 2011, we were required to make all interest payments on the PIK Toggle Notes entirely as cash interest. Cash interest on the PIK Toggle Notes accrued at the rate of 8.50% per annum.

On July 24, 2012, we conducted a tender offer to purchase all $405.0 million of our outstanding PIK Toggle Notes. In conjunction with the tender offer, we also solicited consents from holders to proposed amendments to eliminate the right of the holders of the PIK Toggle Notes to benefit from substantially all of the restrictive covenants and certain event of default provisions in the 2007 Indenture with respect to the PIK Toggle Notes. On August 7, 2012 and August 21, 2012, we accepted for payment approximately $317.9 million or 78.48%, and $25,000 or 0.01%, respectively, of our outstanding PIK Toggle Notes. On August 7, 2012, we entered into a supplemental indenture governing our PIK Toggle Notes which effected the proposed amendments.  On September 5, 2012, we redeemed our remaining outstanding PIK Toggle Notes of $87.1 million. In connection with the redemption of our PIK Toggle Notes, we incurred $12.3 million of debt extinguishment expense which consisted of a call premium of $9.8 million and a credit of $2.9 million from the bond premium write-off related to the $175.0 million of Additional Notes and the write-off of unamortized deferred financing costs of $5.4 million.

Interest Rate Swap. In June 2007, we entered into an interest rate swap agreement for $230.0 million, which had the effect of converting the interest rate applicable to our $230.0 million of Floating Rate Notes to fixed interest rates.  The effective date for the interest rate swap agreement was December 2007 and the agreement expired on June 1, 2012.

The interest rate swap agreement qualified for cash flow hedge accounting under ASC Topic 815, “Derivatives and Hedging”. Before its expiration on June 1, 2012, the fair value of the interest rate swap agreement was included as a cash flow hedge on our consolidated balance sheet in accordance with ASC Topic 815.  The change in fair value was recorded as a component of accumulated other comprehensive loss on our consolidated balance sheet, net of tax, since the instrument was determined to be an effective hedge.

As a result of our interest rate swap agreement, the effective interest rate on our $230.0 million floating rate notes was 9.065% through June 1, 2012.

2007 Indenture.  Our Floating Rate Notes are guaranteed, jointly and severally, on a second priority senior secured basis by our subsidiary Surgical Services and are similarly guaranteed by certain of our future domestic subsidiaries.  The Floating Rate Notes are our second priority senior secured obligations and rank:

•                  equal in right of payment with all of our existing and future unsecured and unsubordinated indebtedness, and effectively senior to any such unsecured indebtedness to the extent of the value of collateral;

•                  senior in right of payment to all of our and our guarantor’s existing and future subordinated indebtedness;

•                  effectively junior to our senior secured credit facility and other obligations that are secured by first priority liens on the collateral securing the Floating Rate Notes or that are secured by a lien on assets that are not part of the collateral securing the Floating Rate Notes, in each case, to the extent of the value of such collateral or assets; and

•                  structurally subordinated to any indebtedness and other liabilities (including trade payables) of any of our future subsidiaries that are not guarantors.

The 2007 Indenture governing the Floating Rate Notes contains covenants that limit our and our guarantors’ ability, subject to certain definitions and exceptions, and certain of our future subsidiaries’ ability to:

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

The 2007 Indenture specifies certain events of default, including among others, failure to pay principal, interest or premium, violation of covenants and agreements, cross-defaults to other material agreements, bankruptcy events, invalidity of guarantees, and a default in the performance by us of the security documents relating to the 2007 Indenture.  Some events of default will be triggered only after certain grace or cure periods have expired, or provide for materiality thresholds.  In the event certain bankruptcy-related defaults occur, the Notes will become due and payable immediately.  If any other default occurs, the Trustee (and in some cases the noteholders) would be entitled to take various actions, including acceleration of amounts due under the 2007 Indenture.

Senior Secured Credit Facility. On May 6, 2010, we entered into an Amended and Restated Credit Agreement with GE Business Financial Services, Inc., as agent for the lenders, and the lenders party thereto, which amended and restated our senior secured credit facility dated as of May 31, 2007.  We refer to the amended and restated senior secured credit facility as the “senior secured credit facility.” The senior secured credit facility is a first lien senior secured asset based revolving credit facility that is available for working capital and general corporate purposes, including permitted investments, capital expenditures and debt repayments, on a fully revolving basis, subject to the terms and conditions set forth in the credit documents in the form of revolving loans, swing line loans and letters of credit.  The senior secured credit facility provides for financing of up to $195.0 million, subject to a borrowing base calculated on the basis of certain of our eligible accounts receivable, inventory and equipment.  The maturity date of the facility is November 30, 2014.

On July 31, 2012, we entered into a Second Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent for the lenders, and the lenders party thereto (the “Second Amended Credit Agreement”), which amended the senior secured credit facility originally dated as of May 31, 2007 and amended and restated as of May 6, 2010.  The Second Amended Credit Agreement increased the aggregate amount we may obtain under revolving loans from $195.0 million to $235.0 million and extended the maturity date to the earliest of (i) July 31, 2017, (ii) 90 days prior to the maturity of the Second Lien Senior Secured Floating Rate Notes due 2015 or (iii) 90 days prior to the maturity of the 7.625% Second Lien Senior Secured Notes due 2020.  Our obligations under the Second Amended Credit Agreement are secured by a first priority security interest in substantially all of our assets, excluding a pledge of our and Parent’s stock, any joint ventures and certain other exceptions.  Our obligations under the Second Amended Credit Agreement are unconditionally guaranteed by our parent, UHS Holdco, Inc. and our restricted subsidiaries.

As of December 31, 2012, we had $169.6 million of availability under the senior secured credit facility based on a borrowing base of $201.0 million less borrowings of $28.0 million and after giving effect to $3.4 million used for letters of credit.

The senior secured credit facility requires our compliance with various affirmative and negative covenants.  Pursuant to the affirmative covenants, we and Parent agreed to, among other things, deliver financial and other information to the administrative agent, provide notice of certain events (including events of default), pay our obligations, maintain our properties, maintain the security interest in the collateral for the benefit of the administrative agent and the lenders and maintain insurance.

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

•      change our line of business; and

•      enter into hedging transactions.

The senior secured credit facility also contains a financial covenant that is triggered if our available borrowing capacity is less than $20.0 million for a certain period, which consists of a minimum ratio of trailing four-quarter EBITDA to cash interest expense, as such terms are defined in the senior secured credit facility.

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

Borrowings under the senior secured credit facility accrue interest (including a credit spread varying with facility usage):

•                  at a per annum rate equal to 1.00% - 1.50% above the rate equal to the greater of (i) the “federal funds rate” plus one-half of one percent (0.50%) per annum, (ii) the “prime rate” announced from time to time by the administrative agent for such day and (iii) the “Eurodollar rate” for a one month interest period as determined on such day, plus one percent (1.0%) payable quarterly in arrears; and

•                  at a per annum rate equal to 2.00% - 2.50% above the adjusted British Bankers Association Interest Settlement Rate for deposits in Dollars rate used by the administrative agent with a term equivalent to the selected interest rate period, for the respective interest rate period determined at our option, payable in arrears upon cessation of the interest rate period elected, provided that for an interest rate period longer than three months, payable in arrears on the respective dates that fall every three months from the beginning of such interest rate period.

At December 31, 2012, we had $28.0 million of borrowings outstanding of which $22.0 million was accruing interest at a rate of 2.713% and $6.0 million was accruing interest at the prime rate of 4.75%.

2012 Indenture. Our 2012 Notes are guaranteed, jointly and severally, on a second priority senior secured basis, by Surgical Services, and are also similarly guaranteed by certain of our future 100%-owned domestic subsidiaries. The 2012 Notes are our second priority senior secured obligations and rank (i) equal in right of payment with all of our existing and future unsubordinated indebtedness, including the Floating Rate Notes, and effectively senior to any such unsecured indebtedness to the extent of the value of collateral; (ii) senior in right of payment to all of our and our guarantors’ existing and future subordinated indebtedness; (iii) effectively junior to our senior secured credit facility and other obligations that are secured by first priority liens on the collateral securing the Floating Rate Notes or that are secured by a lien on assets that are not part of the collateral securing the Floating Rate Notes, in each case, to the extent of the value of such collateral or assets; and (iv) structurally subordinated to any indebtedness and other liabilities (including trade payables) of any of our future subsidiaries that are not guarantors.

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

We were in compliance with all financial debt covenants for all years presented.

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

Liquidity

Our principal sources of liquidity are expected to be cash flows from operating activities and borrowings under our amended senior secured credit facility. It is anticipated that our principal uses of liquidity will be to fund capital expenditures related to purchases of medical equipment, provide working capital, meet debt service requirements and finance our strategic plans.

We require substantial cash to operate our medical equipment outsourcing programs and service our debt.  Our outsourcing programs require us to invest a significant amount of cash in medical equipment purchases.  To the extent that such expenditures cannot be funded from our operating cash flow, borrowing under our amended senior secured credit facility or other financing sources, we may not be able to conduct our business or grow as currently planned.  We currently expect that over the next 12 months, we will invest approximately $75.0 million in new medical equipment and other capital expenditures.  This estimate is subject to numerous assumptions, including revenue growth and the number of Asset360 Program signings.

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

We were in compliance with all debt covenants for all years presented.

The following table sets forth selected historical information regarding our cash flows:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Other Financial Data:
Net cash provided by operating activities	$72,531	$57,691	$76,156
Net cash used in investing activities	(73,597)	(153,219)	(74,205)
Net cash (used in) provided by financing activities	(95)	96,689	(1,951)

Net cash provided by operating activities was $72.5, $57.7 and $76.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.  Net cash provided by operating activities increased in 2012 compared to 2011due to the debt refinancing shifting the interest cycle from December 15th to February 15th and increased collections on accounts receivable. Net cash provided by operating activities decreased in 2011 compared to 2010 primarily impacted by the timing of accounts receivable collections due to higher levels of fourth quarter revenue and the effects of cash-based gains related to recalled equipment.

Net cash used in investing activities was $73.6, $153.2 and $74.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.  During the year ended December 31, 2012 net cash used in investing activities was down from 2011 due to lower acquisition activity and lower medical equipment purchases.  During the year ended December 31, 2011, net cash used in investing activities increased from 2010 due to acquisitions during the year, including the acquisition of Surgical Services, and increased medical equipment purchases.

Net cash (used in) provided by financing activities was $(0.1), $96.7 and $(2.0) million for the years ended December 31, 2012, 2011 and 2010, respectively.  During the year ended December 31, 2012 net cash provided by financing activities was lower than 2011 due to the higher net proceeds from the bond issuance in 2011.During the year ended December 31, 2011, net cash provided by financing increased compared to 2010 due to the issuance of our $175.0 million aggregate principal amount of Additional Notes, offset by a net pay down of our Senior Secured Credit Facility of $38.4 million, and the effect of the dividend and equity distribution of $32.8 million.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2012, we do not have any unconsolidated SPEs.

Contractual Obligations

The following is a summary as of December 31, 2012, of our future contractual obligations:

	Payments due by period
(in thousands)					2018 and
Contractual Obligations	Total	2013	2014-2015	2016-2017	beyond
Other Financial Data:
Long-term debt principal obligations	$699,014	$6,223	$264,254	$2,186	$426,351
Interest on notes	271,326	41,873	78,224	64,813	86,417
Interest on capital lease obligations	973	405	387	140	41
Operating lease obligations	41,955	7,076	12,611	9,229	13,039
Purchase obligations	5,400	5,400	—	—	—
Pension obligations (1)	660	660	—	—	—
Unrecognized tax positions (2)	3,798	—	—	—	—
Total contractual obligations	$1,023,126	$61,637	$355,476	$76,368	$525,848

Other commercial commitments:
Stand by letter of credit	$3,425	$—	$—	$—	$—

(1)         While our net pension liability at December 31, 2012 was approximately $8.8 million, we cannot reasonably estimate required payments beyond 2013 due to changing in actuarial and market conditions.

(2)         We cannot reasonably determine the exact timing of payments related to our unrecognized tax positions.

Based on the level of operating performance expected in 2012, we believe our cash from operations, together with additional borrowings under our 2012 notes, will meet our liquidity needs for the foreseeable future, exclusive of any borrowings that we may make to finance potential acquisitions.  However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could be adversely affected.  As of December 31, 2012, we had $169.6 million of availability under the senior secured credit facility based on a borrowing base of $201.0 million less borrowings of $28.0 million and after giving effect to $3.4 million used for letters of credit.

Our levels of borrowing are further restricted by the financial covenants set forth in our senior secured credit facility agreement and the 2007 Indenture governing our Notes, which covenants are summarized above.  As of December 31, 2012, we were in compliance with all covenants for all years presented.

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

Standard Not Yet Adopted

In July 2012, the FASB issued an amendment to indefinite-lived intangible assets impairment. This amendment permits an entity the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. The results of the qualitative assessment would be used as a basis in determining whether it is necessary to perform the two-step quantitative impairment test. If the qualitative assessment supports the conclusion that it is more likely than not that the fair value of the asset exceeds its carrying amount, the entity would not need to perform the two-step quantitative impairment test. The objective of this update is to reduce the cost and complexity of performing impairment tests for indefinite-lived intangible assets other than goodwill, and to improve consistency in impairment testing among long-lived asset categories. This amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this amendment is not expected to have a material effect on our consolidated financial statements.

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

Interest Rates

We use both fixed and variable rate debt as sources of financing.  As of December 31, 2012, we had approximately $699.0 million of total debt outstanding, of which $258.0 million was bearing interest at variable rates.  Based on variable debt levels at December 31, 2012 and 2011, a 1.0 percentage point change in interest rates on variable rate debt would have resulted in annual interest expense fluctuating by approximately $2.6 and $0.1 million, respectively.

Fuel Costs

We are exposed to market risks related to changes in the price of gasoline used to fuel our fleet of delivery and sales vehicles.  A hypothetical 10% increase in the average December 2012 and 2011 prices of unleaded gasoline, assuming gasoline usage levels for the years then ended, would lead to an annual increase in fuel costs of approximately $0.5 million and $0.5 million, respectively.

Pension

Our pension plan assets, which were approximately $17.0 and $14.0 million at December 31, 2012 and 2011, respectively, are subject to volatility that can be caused by fluctuations in general economic conditions.  Continued market volatility and disruption could cause further declines in asset values, and if this occurs, we may need to make additional pension plan contributions and our pension expense in future years may increase.  A hypothetical 10% decrease in the fair value of plan assets at December 31, 2012 and 2011 would lead to a decrease in the funded status of the plan of approximately $1.7 and $1.4 million, respectively.

Other Market Risk

As of December 31, 2012, we have no other material exposure to market risk.

ITEM 8:  Consolidated Financial Statements and Supplementary Data

The following table sets forth certain unaudited quarterly financial data for 2012 and 2011.  In our opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth therein.  The operating results for any one quarter are not necessarily indicative of results for any future period.

Selected Quarterly Financial Information

(Unaudited)

	Year Ended December 31, 2012
	Quarter Ended
(in thousands)	March 31	June 30	September 30	December 31

Total revenues	$103,881	$106,695	$101,819	$102,931
Gross margin	$37,131	$45,932	$34,510	$30,171
Gross margin %	35.7%	43.0%	33.9%	29.3%
Consolidated net (loss) income	$(2,962)	$2,332	$(21,392)	$(12,422)
Net cash provided by operating activities	$24,030	$(6,356)	$33,939	$20,918
Net cash used in investing activities	$(24,686)	$(18,543)	$(12,198)	$(18,170)
Net cash (used in) provided by financing activities	$(303)	$25,029	$(19,611)	$(5,210)

	Year Ended December 31, 2011
	Quarter Ended
(in thousands)	March 31	June 30	September 30	December 31

Total revenues	$81,390	$88,479	$89,344	$95,943
Gross margin	$28,929	$32,286	$32,769	$35,185
Gross margin %	35.5%	36.5%	36.7%	36.7%
Consolidated net loss	$(6,146)	$(2,312)	$(5,586)	$(7,895)
Net cash provided by operating activities	$25,182	$5,908	$24,977	$1,624
Net cash used in investing activities	$(26,483)	$(88,411)	$(13,970)	$(24,355)
Net cash provided by (used in) financing activities	$1,301	$120,250	$(35,695)	$10,833

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting.

Other than the remediation of a previously identified material weakness, there have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  As a result of the identification of the issue that led to the restatements and the related reassessment of internal control over financial reporting in November 2012, the Company has developed remediation steps to address the previously identified material weakness and to improve its internal control over financial reporting.  Specifically, the following steps have been implemented and as of December 31, 2012, the previously identified material weakness has been remediated:

•                  require the involvement of a third party subject matter expert for all material non-routine and complex events and transactions, and

•                  strengthened internal resources with the hiring of new employees with additional technical experience and qualifications

We are committed to a strong internal control environment, and believe that these remediation actions represent significant improvements.

ITEM 9B:  Other Information

On October 5, 2012, Mr. Clevenger announced his intention to retire as the Company’s Chief Financial Officer after over 30 years of service in various financial operations and capital markets roles, the last 8 years of which have been with the Company.  Mr. Clevenger’s departure date was originally set for March 31, 2013.  On March 13, 2013, Mr. Clevenger and the Company executed an amendment to Mr. Clevenger’s transition agreement, extending Mr. Clevenger’s departure date to May 31, 2013.  A copy of the amendment to Mr. Clevenger’s transition agreement is furnished herewith as Exhibit 10.28 and incorporated herein by reference.

PART III

ITEM 10:  Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth the ages and the current positions of our executive officers and directors as of March 15, 2013.

Name	Age	Position
Gary D. Blackford	55	Chairman of the Board and Chief Executive Officer
William C. Mixon	49	President
Rex T. Clevenger(1)	55	Executive Vice President and Chief Financial Officer
Timothy W. Kuck	55	Executive Vice President, Strategy and Business Development
John A. Desch	55	Senior Vice President, Strategic Sales and Marketing
David G. Lawson	56	Senior Vice President, Information and Strategic Resources
Robert L. Creviston	46	Chief Human Resources Officer
Scott A. Christensen	48	Controller and Chief Accounting Officer
Barry P. Schochet	62	Director
Bret D. Bowerman	36	Director
David Crane	56	Director
Michael C. Feiner	70	Director
Kevin L. Roberg	61	Director
Robert Juneja	42	Director
John B. Grotting	63	Director
David J. Illingworth	59	Director

(1)         Mr. Clevenger announced his intention to retire on March 31, 2013 which has been extended by mutual agreement to May 31, 2013.  It is anticipated that Mr. Clevenger will continue to serve as our Chief Financial Officer until May 31, 2013.

Gary D. Blackford has been Chairman of the Board of Directors and Chief Executive Officer since 2007.  Prior to that time, Mr. Blackford had been President, Chief Executive Officer and a member of the Board of Directors since 2002.  He currently serves on the Board of Directors of Wright Medical Group, Inc. (NASDAQ: WMGI).  Mr. Blackford holds a Bachelor of Business Administration degree from The University of Iowa and a Juris Doctor degree from Creighton University, and received a Certified Public Accountant certificate in 1983.  Mr. Blackford has extensive business experience and demonstrated management ability at senior levels.  He has served as a director of both private and public companies and has served as the chief executive officer of public and private companies over the past ten years.

William C. Mixon was named President effective February 13, 2012.  From 2005 until 2012, Mr. Mixon was the CEO and President of US Investigations Services, LLC (USIS), a commercial provider of background investigations to the federal government.  Prior to his service with USIS, Mr. Mixon spent 15 years in the healthcare services and technology sector at Baxter Healthcare, Mitchell International, and Philips Medical Systems.  Mr. Mixon has 23 years of experience in both the public and private sectors.  Mr. Mixon holds a Bachelor of Arts degree in Economics from Georgetown University, a Masters of Business Administration from The College of William and Mary, and a Master of Science in Health Administration from Virginia Commonwealth University.

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

John A. Desch was named Senior Vice President of Marketing and Clinical Sales effective June 18, 2012. Prior to joining us, Mr. Desch was Vice President of Marketing and Strategy for North America at Philips Medical Systems since 2005. From 2002 to 2005, Mr. Desch held several sales and marketing Vice President positions at Philips.  Prior to Philips, Mr. Desch served as Managing Director of Managed Healthcare Services at Siemens Medical Solutions.  Prior to Siemens, Mr. Desch worked in hospital administration at academic and for-profit medical centers. He holds Hospital Administration and Radiological Sciences degrees from the University of Missouri.

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

Robert L. Creviston was named Chief Human Resources Officer effective February 13, 2013.  From 2007 until 2013, Mr. Creviston was the Vice President of Human Resources - Midwest Group at Waste Management, Inc., a leading North America provider of integrated environmental solutions.  From 2000 to 2007 he held a variety human resources management roles at Pactiv Corporation, a packaging business focused in the food service and consumer products space.  Mr. Creviston hold a B.S. in Industrial and Labor Relations from Cornell University.

Scott A. Christensen joined us in 2012 as Controller and Chief Accounting Officer.  Prior to joining us, from 1992 to 2012 Mr. Christensen served in several executive capacities at Supervalu, Inc., one of the largest companies in the U.S grocery channel, including Vice President of Finance and Vice President of Accounting.  From 1987 to 1992, Mr. Christensen served as a supervising accountant at KPMG Peat Marwick.  Mr. Christensen is a graduate of St. Cloud State University and holds a Bachelor of Science degree in Accounting.

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

David Crane has been a director and a member of our compensation committee since 2008. Mr. Crane currently serves as Chairman and CEO of National Surgical Hospitals (“NSH”).  NSH owns and manages orthopedically focused surgical hospitals and ASC’s.  NSH is an IPC portfolio company.  Since 2008, Mr. Crane has served as a senior advisor for health care for IPC. From 1989 until 2004 Mr. Crane was a director, COO and then CEO of MedCath, Inc. (NASDAQ: MDTH) which owned and managed cardiac focused Heart Hospitals.  Mr. Crane served as a director of Orion Healthcare, Inc. (NASDAQ: ORNH) from 2004 to 2008, as a director of Pediatric Services of America (NASDAQ: PSAI) from 2003 to 2007, and as a director of Alveolus Inc. from 2002 to 2008. Mr. Crane was on the Board of Trustees of the Charlotte Latin School from 2000 to 2008. Mr. Crane holds a Master of Business Administration from Harvard Business School and a Bachelor of Arts degree from Yale College. Mr. Crane contributes experience of a provider system striving to achieve superior patient outcomes and optimal financial performance.

Michael C. Feiner became a director on June 27, 2012 and a member of our compensation committee on March 13, 2013. Mr. Feiner is currently a Senior Managing Director and Senior Advisor-Human Capital at Irving Place Capital. He also serves on the board of directors of CTPartners Executive Search Inc. Mr. Feiner founded Michael C. Feiner Consulting, Inc. in 1996. In this position he has worked with small and large companies in a broad range of industries, consulting on business-driven human capital strategy, organization development, and leadership effectiveness. He has also served as a strategic advisor to Boards and C-suite executives. Mr. Feiner previously served as Senior Vice President & Chief People Officer for Pepsi-Cola’s beverage operations worldwide. Mr. Feiner is also the author of “The Feiner Points of Leadership: The 50 Basic Laws That Will Make People Want to Perform Better For You” and was Professor of Management at Columbia Business School. Mr. Feiner holds a Master of Business Administration degree from Columbia Business School and a Bachelor of Science degree from Boston University.

Kevin L. Roberg has been a director and has served as chairman of our audit committee since 2007. Mr. Roberg is the founder and since 1998 has served as a managing partner of Kelsey Capital Management, a private investment firm, and since 1999 has been a general partner with the Menlo Park, California- based health care venture capital firm Delphi Ventures. Mr. Roberg is also a director of Snap Fitness, Inc., Idea Drilling, Novologix, Inc., Yale Mechanical Inc., Lake Air Metal Products, LLC, and ProStaff, Inc. Mr. Roberg was also a director of Thomas and Betts Corporation (TNB: NYSE) and Compellent Technologies Inc. (CML: NASDAQ) From 2007 to 2008, Mr. Roberg served as interim Chairman and CEO of ProStaff, Inc., following the death of its founder. Mr. Roberg was also President/CEO of ValueRx (a subsidiary of Value Health) from 1995 to 1998. Mr. Roberg received a Bachelor of Science degree from The University of Iowa. Mr. Roberg has held a variety of executive positions in the staffing and health care fields. From 1974 to 1998, he gained valuable health care industry experience as a clinic administrator, health care foundation executive, a managed care executive, and a national prescription drug management leader. Since 1998 Mr. Roberg’s focus has mainly been serving on public health care boards and health care investing.

Robert Juneja has been a director and has served as chairman of our compensation committee since 2007. Mr. Juneja is a Senior Managing Director of Irving Place Capital, formerly BSMB. When with BSMB Mr. Juneja was Senior Managing Director of Bear, Stearns & Co. Inc. Mr. Juneja joined BSMB in 2000 and focuses on investments in financial services and health care services. Mr. Juneja serves on the board of directors of National Surgical Hospitals, Manifold Capital Corp., Alter Moneta Holdings and Caribbean Financial Group. Mr. Juneja holds a Master of Business Administration degree from the Wharton School of the University of Pennsylvania and a Bachelor of Arts degree in Mathematics from the University of Michigan. Mr. Juneja has extensive knowledge of complex financial and operational issues facing health care organizations today.

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

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors

Each member of our board of directors is expected to devote sufficient time, energy and attention to ensure diligent performance of his or her duties.  Our board met six times during 2012.  All of our current directors attended 75 percent or more of the meetings of our board and various committees that occurred during their term of service during 2012, except for Michael Feiner, who joined our Board on June 27, 2012.  We believe that Kevin Roberg, Barry Schochet, John Grotting, and David Illingworth are independent as defined under the current rules of The NASDAQ Stock Market LLC (“NASDAQ”).  Robert Juneja, Bret Bowerman and Michael Feiner are not considered to be independent due to their respective relationships with IPC and Parent, David Crane is not considered to be independent because he serves as a senior advisor to IPC, and Mr. Blackford is not considered to be independent because he serves as chairman of the board and chief executive officer of Parent and as our chairman and chief executive officer.

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

In addition, the Parent Securityholders have agreed to vote all of their Parent securities so that any committee of the Company will include at least two Irving Place Capital Directors, and, for so long as he is a director, our chief executive officer, unless he waives this right or unless our board of directors desires to exclude officers from such committee. Robert Juneja, Bret Bowerman and Michael Feiner are the current Irving Place Capital Directors designated to serve on our board of directors.  Mr. Bowerman also serves on our audit committee, and Mr. Juneja and Mr. Feiner also serve on our compensation committee.

Committees of the Board of Directors

Audit Committee

Our audit committee members are Kevin Roberg, Bret Bowerman and Barry Schochet.  David Dovenberg serves in an advisory capacity to the audit committee but is not a member of the committee and does not vote on matters before the committee.  Mr. Roberg is the chairman. The audit committee met four times during 2012 with members present at 75% or more of the meetings.  The audit committee, among other things:

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

•                  reviews the types of issues reported to the Company Hotline, which is a reporting system used by employees to pose questions about, or report violation or suspected violations of the Company’s code of business conduct and ethics, and periodically review with Company’s Chief Compliance Officer reports made to the Company’s Hotline;

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

Compensation Committee

Our compensation committee consists of Robert Juneja, David Crane, and John Grotting. On March 13, 2013, Michael Feiner was elected by our board as a member of the Compensation Committee. The compensation committee met five times during 2012 with members present at 75% or more of the meetings.  The compensation committee, among other things:

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

Under current NASDAQ rules, our current compensation committee would not be deemed to be comprised solely of independent directors, because Mr. Juneja and Mr. Feiner are Irving Place Capital Directors associated with IPC and Parent and Mr. Crane is associated with IPC. We believe that Mr. Grotting is independent under current NASDAQ rules.

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

The base salary and annual performance-based incentive compensation paid to our named executive officers for fiscal 2012 was determined by the compensation committee in February 2012 and February 2013, respectively, and in both instances in consultation with our chief executive officer, and recommended to our board of directors for final approval, which occurred in March 2012 and 2013 respectively.

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

In 2012 the compensation committee considered certain elements of total compensation against a group of publicly traded companies in the same or related industries (the “Peer Group”). In fiscal 2012 our compensation committee reviewed the compensation, including base salary and incentive compensation, paid to executives in the Peer Group, and considered the performance evaluations and recommendations presented by Mr. Blackford in determining the appropriate compensation for each named executive officer. Due to the greater breadth of responsibilities held by our chief executive officer, his total compensation is higher than the other named executive officers. In approving the compensation for our named executive officers, including our chief executive officer, our board of directors considered the recommendations of our compensation committee, our company’s performance and the need to attract, retain, and motivate our executives.

It is challenging for us to identify a group of similarly situated peer companies, because the identity of competitors varies among our three business segments, and great variability exists in the size and scope of activities among health care industry businesses, including our competitors. For purposes of determining our 2012 compensation, our compensation committee determined that it was appropriate to select the following companies for inclusion in the Peer Group based on the sensitivity of each Peer Group member to similar marketplace trends and industry sector:

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

The Peer Group typically is re-evaluated each year, and consistent with that practice, on December 11, 2012, the compensation committee re-examined its selection of companies to comprise the Peer Group, taking into consideration data compiled from public sources, investment banks, compensation consultants and independent analysts about companies that are comparable to UHS, as well as information available about other companies that operate within the health care industry or that reflect the following attributes:

•                  a business model of providing outsourced solutions consistent with UHS’ current focus;

•                  an organic and acquisitive growth profile similar to UHS;

•                  a technology solutions focus consistent with UHS’ approach; and

•                  a lack of direct reimbursement risk from third-party payors such as Medicare and Medicaid.

The compensation committee determined that the current Peer Group is appropriate based on the Company’s business mix and revenue sources, business offerings, current and forecasted growth profile, and solutions-based focus, with the exception of Vanguard Health Systems, Inc., which the compensation committee decided to omit from the Peer Group for purposes of compensation decisions going forward, including with respect to determination of base salaries for 2013. The compensation committee also decided to include Accretive Health, Inc., a provider of revenue cycle management services to the U.S. healthcare industry. Accordingly, the compensation committee determined that for purposes of 2013 compensation the Peer Group will consist of the following companies:

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

•                  United Surgical Partners International, Inc., owner and manager of short-stay ambulatory surgery centers and surgical hospitals; and

•                  Accretive Health, Inc., a provider of revenue cycle management services for the U.S. healthcare industry.

2012 Executive Compensation Components

For fiscal 2012 the principal components of compensation for our named executive officers were base salary and annual performance-based incentive compensation, each of which is addressed in greater detail below. Each named executive officer also has severance and/or change of control benefits, and is eligible to participate in our long-term savings plan and the broad-based benefit and welfare plans that are available to our employees in general. In addition, the named executive officers are eligible to receive stock option awards from Parent under its stock option plan. Although these awards are determined solely by Parent’s board of directors, our compensation committee considers the option awards in assessing each named executive officer’s compensation package and whether such package is consistent with our compensation program philosophy and objectives.

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

Each of the named executive officers is expected to participate in the above activities, with particular emphasis on their areas of expertise. Thus, Mr. Blackford also has emphasis areas in senior executive relations across the industry; Mr. Clevenger has emphasis areas in controls, reporting, budgeting and capital attraction; Mr. Kuck has emphasis areas of business development and mergers and acquisitions; Mr. Mixon has emphasis areas of growth and revenues for the business and operational excellence; and Mr. Desch has the emphasis area of strategic sales and marketing.

Finding that the named executive officers achieved the objectives discussed above, in February 2012, the compensation committee determined to increase the base salaries of each of the named executive officers. The following increases became effective April 1, 2012: from $495,700 to $505,600 for Mr. Blackford; from $360,000 to $367,200 for Mr. Clevenger; and from $260,500 to $265,700 for Mr. Kuck.  All of these increases reflected the increasing complexity of the Company’s business and the increased responsibilities these executives took on to meet growth objectives.  These include increased strategic partnership activity, product development, expanded geographic markets and design and delivery of more complex customer-focused service solutions.  Mr. Mixon’s employment with the Company began on February 13, 2012, at a base salary of $400,000 and Mr. Desch’s employment with the Company began on June 18, 2012, at a base salary of $242,000.  Ms. Vance-Bryan, our former Executive Vice President and Chief Operating Officer, left the Company on October 1, 2012.  Ms. Vance-Bryan was not included in the compensation committee’s discussion with respect to compensation other than base salary for 2012 and is therefore excluded from the discussion below.  She is included in the summary compensation table following this compensation discussion and analysis in accordance with SEC rules.  Ms. Vance-Bryan’s base salary for 2012 was determined by the compensation committee in February 2012.

Annual Performance-Based Incentive Compensation

The annual performance-based incentive compensation component is offered through the Executive Incentive Program (the “EIP”), an annual cash incentive program that provides our executive officers with an opportunity to earn annual incentive awards based on the Company’s financial performance and the executive officers’ achievement of individual objectives. Under the EIP, our named executive officers can earn incentive awards that are based on a percentage of base salary, with the percentage for each officer (other than our chief executive officer and president, whose percentages are specified in their employment agreements with us) set at a level the compensation committee has determined is consistent with his level of accountability and impact on our operations. In setting this percentage of base salary, the compensation committee also considers the incentive compensation paid to executives in the Peer Group. The percentage of base salary for our named executive officers (other than the chief executive officer) varies from 30% to 75% of base salary. The target award under the EIP for Mr. Blackford, our chief executive officer is 100% of base salary, as specified in his employment agreement.

The corporate financial objective under the EIP relates to earnings before interest, income tax, depreciation and amortization (“EBITDA”), as adjusted for stock-based compensation, transaction and related expenses, loss on extinguishment of debt, other, and board of director expenses (“Adjusted EBITDA”). The minimum, target and maximum levels for achievement of the corporate financial objective are proposed each year by our chief executive officer and finally determined by the compensation committee. In February 2012 the minimum, target and maximum levels for achievement of the corporate financial objective for 2012 EIP awards were finally determined by our compensation committee consistent with the levels proposed by our chief executive officer. Awards are based in part on the Company’s achievement of the corporate financial objective for the current year, calculated by comparing actual and target Adjusted EBITDA for that fiscal year.

For the 2012 EIP awards to each named executive officer, each 1% directional variance to target has a five times multiplier effect on the amount of the potential EIP award with bookends at 110% and 93% of target, correlating to a multiplier effect to incentive levels of 150% to 65%, respectively. Named executive officers participating in the EIP receive no payment under the EIP, unless the Company achieves the minimum performance level (93% of target). Named executive officers receive a payment ranging from 65% to 100% of the target award opportunity if the Company achieves a performance level ranging from 93% to 100% of target, and a payment ranging from 100% up to 150% of the target award opportunity if the Company achieves a performance level ranging from 100% to 110% of target. Although our chief executive officer’s potential EIP award is governed by his employment agreement, which provides bookends for his potential EIP award at 110% and 90% of target (rather than 110% and 93%) and with a potential payment range from 0% to 170% (rather than 0% to 150%), the compensation committee determined it appropriate to align the chief executive officer’s 2012 EIP Program with the other named executive officers, and the chief executive officer agreed to such alignment for fiscal 2012. As such, the 2012 Executive Incentive Plan targets for the named executive officers were as follows:

Senior Manager	2012 Executive Incentive Plan Target as a Percent of 2012 Base Salary
Gary D. Blackford	100%
William C. Mixon	60%
Rex T. Clevenger	75%
Timothy W. Kuck	70%
John A. Desch	30%

Target Achievement*	Bonus Multiplier
110%	150%
105%	125%
100%	100%
99%	95%
98%	90%
97%	85%
96%	80%
95%	75%
94%	70%
93%	65%
<93%	Zero

*       The target is set by the compensation committee

Scale Methodology

Directionally, every 1% variance to target has a 5 times multiplier, with bookends at 110% and 93%, subject to the discretion of the compensation committee.

In addition to using EBITDA and Adjusted EBITDA internally as a measure of operational performance, we disclose it externally to assist analysts, investors and lenders in their comparisons of operational performance, valuation and debt capacity across companies with differing capital, tax and legal structures. EBITDA, however, is not a measure of financial performance under GAAP and should not be considered as an alternative to, or more meaningful than, net income as a measure of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. Because EBITDA is not a measure of GAAP and is thus susceptible to varying interpretations and calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. EBITDA does not represent an amount of funds that is available for management’s discretionary use. Adjusted EBITDA is included because certain compensation plans are based upon this measure. For fiscal 2012, the compensation committee established the Adjusted EBITDA target at $126.2 million. As such, the minimum target achievement was $117.4 million and the maximum target achievement was $138.8 million.

The named executive officers earn 50% of the actual EIP award based on actual Adjusted EBITDA results versus target. The remaining 50% of the actual Adjusted EBITDA results versus target is earned based on attainment of each named executive officer’s specific annual and quarterly objectives noted above.

For fiscal 2012 the compensation committee reviewed the Company’s performance against the corporate financial objective, and reviewed the achievement of each named executive officer’s individual objectives on the basis of the performance evaluation delivered by Mr. Blackford. Awards were determined by the compensation committee based on these results. The compensation committee determined that 96.9% of the 2012 corporate target was achieved, such that by formula an 84.5% payout of target is funded.  The compensation committee determined that Mr. Blackford should receive 75% of his target amount, which reflects Mr. Blackford’s performance versus the Company’s long-term shareholder return objectives, Mr. Clevenger should receive 84.5% of his target amount per his transition agreement; Mr. Kuck should receive 97.3% of his target amount because of his efforts in strategic acquisitions and managing key strategic relationships; Mr. Desch should receive 84.5% of his target amount based on corporate target achievement; and that Mr. Mixon should receive 100% of his target award which is fixed per his arrangement with the Company.  Additionally, Mr. Clevenger was paid $518,850 as a one-time lump sum as part of his transition package entered into in connection with his resignation originally to be effective March 31, 2013.  Award amounts for 2012 performance under the EIP were determined and approved for the named executive officers by the compensation committee in February 2013 and will be paid by the Company in April 2013.  The 2012 EIP award amounts are reflected in the “Non-equity Incentive Plan” column of the Summary Compensation Table.

During the past five years, the Company achieved performance in excess of the target three times, but did not achieve the maximum performance level. The payout percentage in the past five years ranged between approximately 75% and 100% of the participant’s target award opportunity. Generally, the minimum, target and maximum levels for achievement of the corporate financial objective are set, so that the relative difficulty of achieving the target is consistent from year to year.

Severance and/or Change of Control Benefits

The Company has adopted an Executive Severance Pay Plan that provides for severance benefits for certain of our senior executive officers, including Mr. Kuck and Mr. Desch, who are named executive officers. In addition, we have entered into employment agreements with Mr. Blackford, our chief executive officer, Mr. Clevenger, our chief financial officer and Mr. Mixon, our president. These employment agreements provide for severance and/or change of control benefits for Mr. Blackford, Mr. Clevenger and Mr. Mixon. Severance and/or change in control benefits serve several purposes and are designed to:

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

Long-Term Equity Incentive (Stock Option) Compensation

The 2007 Stock Option Plan of Parent (“2007 Stock Option Plan”) provides for the award of stock options to our named executive officers and is designed to:

•                  enhance the link between the creation of stockholder value and long-term executive incentive compensation;

•                  provide an opportunity for increased equity ownership of Parent by executives; and

•                  maintain competitive levels of total compensation.

Stock option award levels vary among participants based on their positions within the Company. Consistent with past practice, broad-based stock option awards were granted in June of 2007, following a change of control of the Company, which occurred in connection with the Transaction. Thereafter, options are generally expected to be granted at approximately the same time each year during the first quarter and are granted to individuals who were newly hired or who were promoted or who increased their job responsibilities during the preceding 12-month period.  Two of the named executive officers have received a grant of options subsequent to June 2007. The exercise price of stock option awards under the 2007 Stock Option Plan is equal to the fair market value of Parent’s common stock on the grant date as determined by the board of directors of Parent. The ultimate value of an award depends on Parent’s stock price. For a detailed discussion of the 2007 Stock Option Plan, including the August 2010 amendment to the vesting provisions of option agreements, see discussion under the heading “2007 Stock Option Plan” below.

Distributions With Respect to Vested Stock Options

On June 8, 2011, the Company and Parent’s Boards of Directors declared a dividend of $0.12 per share to the Parent’s shareholders of record on June 10, 2011 and a $0.12 per share distribution to be paid to the holders of vested options on the Parent’s stock as of June 10, 2011, subject to the consummation of the note offering which occurred on June 17, 2011 . The dividends were payable on July 1, 2011.

Also on June 8, 2011, the Boards of Directors declared a distribution of $0.12 per option to holders of outstanding options on the Parent’s stock on June 10, 2011 that vested on December 31, 2011 and 2012 and are scheduled to vest on December 31, 2013, 2014, and 2015.

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

THE COMPENSATION COMMITTEE

Robert Juneja

David Crane

John Grotting

Michael Feiner is not listed above because he was appointed to serve on the compensation committee on March 31, 2013, and therefore did not participate in compensation decisions discussed in the Compensation Discussion and Analysis.

EXECUTIVE COMPENSATION

The following tables and accompanying narrative disclosure should be read in conjunction with the Compensation Discussion and Analysis.

SUMMARY COMPENSATION TABLE

The table below sets forth the total compensation awarded to, earned by or paid to the named executive officers for our 2012, 2011, and 2010 fiscal years.

The named executive officers were not entitled to receive payments which would be characterized as “Bonus” payments for the years ended December 31, 2012, 2011, or 2010. Amounts listed under the “Non-Equity Incentive Plan Compensation” column were determined in accordance with the “2012 Executive Incentive Plan Targets,” filed as Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 2011, as approved by the compensation committee of our board of directors. The non-equity incentive plan compensation will be paid in April 2013.

				Non-Equity
				Incentive
			Option	Plan	All Other
Name and		Salary	Awards	Compensation	Compensation	Total
Principal Position	Year	($)	($) (1)	($) (2)	($) (3)	($)
Gary D. Blackford	2012	$502,928	$—	$377,200	$297,413	$1,177,541
Chairman of the Board and	2011	$495,684	$—	$369,700	$1,456,737	$2,322,121
Chief Executive Officer	2010	$479,820	$2,618,918	$407,800	$7,197	$3,513,735

William C. Mixon (5)	2012	$346,154	$1,464,100	$207,700	$335,451	$2,353,405
President

Rex T. Clevenger (4)	2012	$365,258	$—	$231,500	$1,241,273	$1,838,031
Executive Vice President	2011	$360,026	$—	$268,500	$308,114	$936,640
and Chief Financial Officer	2010	$348,504	$541,845	$291,400	$7,350	$1,189,099

Timothy W. Kuck	2012	$264,331	$—	$180,000	$57,907	$502,238
Executive Vice President,	2011	$260,523	$—	$181,300	$257,659	$699,482
Strategy and Business Development	2010	$252,185	$451,538	$176,500	$7,350	$887,573

Diana Vance-Bryan (6)	2012	$209,628	$—	$123,995	$324,514	$658,137
Former Executive Vice President	2011	$240,001	$—	$123,700	$255,415	$619,116
and Chief Operating Officer	2010	$219,473	$225,769	$172,700	$6,584	$624,526

John A. Desch	2012	$125,700	$146,410	$31,900	$70,151	$374,161
Senior Vice President,
Marketing and Clinical Solutions

(1)         The amounts in the “Option Awards” column reflect that Mr. Mixon and Mr. Desch received grants of options awards in the year ended December 31, 2012.  The amounts in the “Option Awards” column reflect the fair value of the award granted for the year ended December 31, 2012, in accordance with ASC Topic 718, of awards pursuant to the 2007 Stock Option Plan. Assumptions used in the calculation of these amounts are included in Item 15, Note 11, Stock-Based Compensation to our audited consolidated financial statements for the fiscal year ended December 31, 2012 included elsewhere in this Annual Report on Form 10-K. For 2010, however, amounts in the “Option Awards” column reflect the incremental fair value of awards, computed in accordance with ASC Topic 718, resulting from the August 11, 2010 amendment to option agreements. Assumptions used in the calculation of these amounts are included in Item 15, Note 11, Stock-Based Compensation to our audited consolidated financial statements for the fiscal year ended December 31, 2012 included elsewhere in this Annual Report on Form 10-K. The option agreement amendments relating to all then-outstanding options and were amended on August 11, 2010 to immediately accelerate options that had been eligible to vest on December 31, 2009 but did not then vest because the Company did not achieve the applicable Adjusted EBITDA performance target for the fiscal year ended December 31, 2009. At the time vesting was accelerated, these options remained eligible for vesting in future years based on the Company’s achievement of an aggregate adjusted EBITDA target. In addition, the amendments eliminated, as to all performance vesting options, the condition that the Company achieve specified adjusted EBITDA performance targets in order for those options to vest after the date of the amendment.

(2)         The amounts in the “Non-Equity Incentive Plan Compensation” column reflect the cash awards to the named executive officers under the EIP, which is discussed in detail under the caption “Annual Performance—Based Incentive Compensation.”

(3)         The amounts in the “All Other Compensation” column reflect our contributions for all of the named executive officers to the Long-Term Savings Plan, discussed in detail under the caption “Long-Term Savings Plan and Other Benefits” as well as distributions with respect to vested stock options, as discussed in detail under the caption “Distributions With Respect to Vested Stock Options” above, and relocation expense.

(4)         The amount in the “All Other Compensation” column includes a $518,850 transition payment made on December 31, 2012, as well as a $642,600 transition payment to be paid on July 31, 2013 pursuant to Mr. Clevenger’s transition agreement, which the Company accrued for in the year ended December 31, 2012.  Also included are distributions with respect to vested stock options of $59,973.

(5)         Mr. Mixon was named President effective February 13, 2012.

(6)         Diana Vance-Bryan, our former Executive Vice President and Chief Operating Officer, left the Company on October 1, 2012.  The amount in the “All Other Compensation” column includes a one-time lump sum transition payment of $250,000 which was paid on October 19, 2012, and $244,801 representing 52 weeks of severance pay at her 2012 base salary which will be paid on a bi-weekly basis until October 4, 2013, and for which the Company accrued in the year ended December 31, 2012.  See “---Transition Agreements---Diana J. Vance-Bryan.”

2012 GRANTS OF PLAN-BASED AWARDS

					Option
					Awards:	Exercise
		Estimated Future Payouts			Number of	or Base	Grant Date
		Under Non-Equity Incentive Plan			Securities	Price of	Fair Value
		Awards (1)			Underlying	Option	of Option
	Grant	Threshold	Target	Maximum	Options	Awards	Awards
Name	Date	($)	($)	($)	(#)	($/sh)	($) (2)

Gary D. Blackford	2012	$—	$502,900	$754,350	—	$—	$—

	October 16,
William C. Mixon	2012	$—	$—	$—	2,750,000	$1.40	$1,464,100
	2012	$—	$207,690	$311,540	—	$—	$—

Rex T. Clevenger	2012	$—	$273,940	$410,910	—	$—	$—

Timothy W. Kuck	2012	$—	$185,000	$277,500	—	$—	$—

	October 16,
John A. Desch	2012	$—	$—	$—	275,000	$1.40	$146,410
	2012	$—	$58,400	$87,600	—	$—	$—

(1)         The amounts shown under “Estimated Future Payments Under Non-Equity Incentive Plan Awards” reflect the minimum, target and maximum payment levels, respectively, under the Company’s EIP. These amounts are based on the named executive officer’s base salary and position for the year ending and as of December 31, 2012. The 2012 EIP payout is included in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table.

(2)   The amounts in the “Grant Date Fair Value of Option Awards” column reflect the fair value of the award granted for the year ended December 31, 2012, in accordance with ASC Topic 718, of awards pursuant to the 2007 Stock Option Plan. Assumptions used in the calculation of these amounts are included in Item 15, Note 11, Stock-Based Compensation to our audited consolidated financial statements for the fiscal year ended December 31, 2012 included elsewhere in this Annual Report on Form 10-K.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2012 (1)

	OPTION AWARDS (2)
		Number of	Number of
		Securities	Securities
		Underlying	Underlying
		Unexercised	Unexercised	Option	Option
		Options (#)	Options (#)	Exercise	Expiration
Name	Grant Date	Exercisable	Unexercisable	Price ($)	Date

Gary D. Blackford	6/18/2007	14,500,000	—	$1.00	6/17/2017
William C. Mixon	10/16/2012	458,315	2,291,685	$1.40	10/15/2022
Rex T. Clevenger (3)	6/18/2007	3,000,000	—	$1.00	6/17/2017
Timothy W. Kuck	6/18/2007	2,500,000	—	$1.00	6/17/2017
John A. Desch	10/16/2012	45,832	229,168	$1.40	10/15/2022

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

(3)         Mr. Clevenger’s options under the 2007 Stock Option Plan were terminated as of January 1, 2013, pursuant to his transition agreement.  See “---Transition Agreements---Rex T. Clevenger.”

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

POTENTIAL PAYMENTS UNDER EMPLOYMENT AGREEMENTS

In connection with the Transaction, IPC negotiated new employment agreements between the Company and Mr. Blackford. The employment agreement was amended and restated on December 31, 2008, to comply with Section 409A of the Code. Section 409A of the Code imposes certain requirements on nonqualified deferred compensation plans and arrangements. Final regulations under Section 409A became effective on January 1, 2009. The terms of the amended and restated employment agreement, as it related to the possible payments upon termination of Mr. Blackford, are summarized below and are economically equivalent to the benefits Mr. Blackford was entitled to before, with the timing of payments and certain other provisions modified to comply with Section 409A. On February 7, 2012, the Company entered into an employment agreement with Mr. Mixon, the terms of which, as it relates to the possible payment upon termination of Mr. Mixon, is summarized below. On October 24, 2012, the Company entered into a transition agreement with Mr. Clevenger, which was amended to extend Mr. Clevenger departure date on March 13, 2013, the terms of which, as it relates to severance payments upon termination of Mr. Clevenger, is summarized below. The amounts shown below assume that termination of employment was effective as of December 31, 2012, include amounts earned through that date, and are estimates of the amounts which would be paid out to the named executive officers upon their termination. The actual amounts paid can only be determined at the time of each named executive officer’s separation from us.

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

Gary D. Blackford

Chairman of the Board and Chief Executive Officer

		For Good
		Reason or	Change of
		Without	Control
	Death or	Cause	Related
	Disability	Termination	Termination
Executive Benefits and	on	on	on
Payments Upon Separation (1)	12/31/2012	12/31/2012	12/31/2012
Compensation:
Non-Equity Incentive Plan	$502,900	$502,900	$502,900

Benefits and Perquisites:
Health and Welfare Benefits	11,350	11,350	11,350
Severance Payments	505,600	935,400	1,441,000
Total	$1,019,850	$1,449,650	$1,955,250

(1)         The above table excludes the intrinsic value of vested stock options.

Rex Clevenger — Transition Agreement

On October 5, 2012, Mr. Clevenger announced his intention to retire on March 31, 2013.  On March 13, 2013, Mr. Clevenger announced that his departure date had been extended until May 31, 2013. It is anticipated that Mr. Clevenger will continue to serve as our Chief Financial Officer until May 31, 2013.  The following transition payments are payable under Mr. Clevenger’s transition agreement, as amended.

•                  Salary and Incentive Pay — Mr. Clevenger will continue to receive his current base salary through March 31, 2013.  Mr. Clevenger will also receive his non-equity incentive plan compensation of $231,500 for 2012.

•                  December 2012 Separation Pay — Mr. Clevenger received a lump sum payment of $518,850 on December 31, 2012.

•                  For the period of April 1, 2013 through May 31, 2013, Mr. Clevenger will receive $107,401 payable in six equal installments.

•                  July 2013 Separation Pay — Provided Mr. Clevenger remains employed with the Company through March 31, 2013 and signs, on or within 21 days after March 31, 2013, and does not rescind, a release of claims, Mr. Clevenger will receive a lump sum payment of $642,600 on May 31, 2013.

•                  Medical and Dental Premiums — Mr. Clevenger will receive a lump sum of $11,350, which is equivalent to 12 months of COBRA continuation coverage, on May 31, 2013.

William Mixon — Employment Agreement

The following termination and Change of Control payments are payable under Mr. Mixon’s employment agreement, contingent upon Mr. Mixon or his representative executing and delivering a release of all claims against the Company and all present and former directors, officers, agents, representatives, executives, successors and assignees of the Company and its direct or indirect owners within 45 days of the date of termination, provided 15 days have elapsed since such execution without any revocation thereof by Mr. Mixon or his representative.

Payments Made Upon Death or Disability

In the event of death or disability, Mr. Mixon or his legal representative will receive, on the 61st day following termination, a lump sum payment consisting of the following:

•                  100% of his current base salary;

•                  $11,350 intended for health and welfare benefits; and

•                  earned and unpaid bonus for the calendar year ending prior to the date of termination, if any.

Additionally, Mr. Mixon will receive accrued vested benefits through any benefit plan, program or arrangement of the Company at the times specified therein. “Disability” means the named executive officer becomes physically or mentally disabled, whether totally or partially, either permanently or so that the named executive officer is unable substantially and competently to perform his duties for 180 days during any 12-month period during the term of his employment agreement.

Payments Made Upon Termination Without Cause or Resignation For Good Reason

If we terminate Mr. Mixon’s employment without Cause or he resigns for Good Reason, Mr. Mixon will receive, on the 61st day following termination, a lump sum payment consisting of the following:

•                  175% of his current base salary;

•                  $11,350 intended for health and welfare benefits; and

•                  earned and unpaid bonus for the calendar year ending prior to the date of termination, if any.

The Company also will pay Mr. Mixon his pro rata EIP award for the calendar year in which his employment terminates, at the time the Company pays EIP awards to other senior executives for that same calendar year. Additionally, Mr. Mixon will receive accrued vested benefits through any benefit plan, program or arrangement of the Company at the times specified therein.

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

Mr. Mixon will have “Good Reason” for termination if, other than for Cause, any of the following has occurred:

•                  Mr. Mixon’s base salary or EIP target percentage has been reduced, other than in connection with an across-the-board reduction, not to exceed 5% of the then current base salary, of approximately the same percentage in executive compensation to executive employees imposed by our board of directors in response to negative financial results or other adverse circumstances affecting us;

•                  our board of directors establishes an unachievable and commercially unreasonable adjusted EBITDA target that we must achieve for the named executive officer to receive an EIP under his employment agreement and Mr. Mixon provides written notice of his objection to the board of directors within ten business days;

•                  we have reduced or reassigned a material portion of Mr. Mixon’s duties, have diminished his title, have required Mr. Mixon to relocate outside the greater Minneapolis, Minnesota area, have relocated our corporate headquarters outside the greater Minneapolis area or have removed or relocated outside the greater Minneapolis area a material number of our employees or senior management, in each case without Mr. Mixon’s written consent; or

•                  we have breached, in any material respect, the employment agreement of Mr. Mixon.

Payments Made Upon Termination for Cause or Resignation Without Good Reason

If we terminated Mr. Mixon’s employment under his employment agreement for Cause or he resigns without Good Reason, all of Mr. Mixon’s rights to payments, other than payment for services already rendered and any other benefits otherwise due, cease upon the date of termination.

Payments Made Upon a Change of Control

If we terminate Mr. Mixon’s employment without Cause or Mr. Mixon resigns for Good Reason at any time within six months before, or 24 months following, a Change of Control and notwithstanding and in lieu of amounts provided for resignation without Cause or for resignation for Good Reason, Mr. Mixon is entitled to receive, on the 61st day following termination, a lump sum payment consisting of the following:

•                  262.5% of his current base salary;

•                  $11,350 intended for health and welfare benefits; and

•                  earned and unpaid bonus for the calendar year ending prior to the date of termination, if any.

The Company also will pay Mr. Mixon his pro rata EIP award for the calendar year in which his employment terminates, at the time the Company pays EIP awards to other senior executives for that same calendar year. Additionally, Mr. Mixon will receive accrued vested benefits through any benefit plan, program or arrangement of the Company at the times specified therein.

However, if Mr. Mixon’s employment terminates within six months prior to a Change in Control due to termination by the Company without Cause or due to termination by Mr. Clevenger for Good Reason, then Mr. Mixon will receive payments in accordance with the provisions noted under the heading “Payments Made Upon Termination Without Cause or Resignation For Good Reason,” and within 30 days following the Change in Control, Mr. Mixon will receive an additional lump sum payment equal to the difference between the payment already received and the amount required under the Change in Control provisions noted above.

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

The following table shows the potential payments upon a termination or Change of Control of us under Mr. Mixon’s employment agreement.

William C. Mixon

President

		For Good
		Reason or	Change of
		Without	Control
	Death or	Cause	Related
	Disability	Termination	Termination
Executive Benefits and	on	on	on
Payments Upon Separation (1)	12/31/2012	12/31/2012	12/31/2012
Compensation:
Non-Equity Incentive Plan	$207,690	$207,690	$207,690
Stock Options	—	—	1,220,093

Benefits and Perquisites:
Health and Welfare Benefits	11,350	11,350	11,350
Severance Payments	400,000	700,000	1,050,000
Total	$619,040	$919,040	$2,489,133

(1)         The above table excludes the intrinsic value of vested stock options.

POTENTIAL PAYMENTS UNDER OUR EXECUTIVE SEVERANCE PAY PLAN

On June 1, 2007 we adopted an Executive Severance Pay Plan, which the compensation committee amended on December 31, 2008 to comply with Section 409A of the Code. The amended Executive Severance Pay Plan provides benefits that are economically equivalent to the benefits the covered senior executives were entitled to under the June 1, 2007 plan, with the timing of payment and certain other provisions modified to comply with Section 409A. Additionally, references to the controller were removed.

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

In October 2011, the Executive Severance Pay Plan was amended to change the definition of a covered “executive” to cover any employee who is designated in writing as covered by the Executive Severance Pay Plan by our chief executive officer. Executives covered by the Executive Severance Pay Plan include the following named executive officers: Timothy Kuck and John Desch. The terms of the Executive Severance Pay Plan, as they related to the possible payments upon termination of each of the aforementioned named executive officers, are summarized below. The amounts shown assume that termination was effective as of December 31, 2012, include amounts earned through that date and are estimates of the amounts which would be paid out to the named executive officers upon their termination. The actual amounts paid can only be determined at the time of each named executive officer’s separation from us.

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

Timothy W. Kuck

Executive Vice President, Strategy and Business Development

	Without	For Good	Control
	Cause	Reason	Related
	Termination	Termination	Termination
Executive Benefits and	on	on	on
Payments Upon Separation (1)	12/31/2012	12/31/2012	12/31/2012
Compensation:
Non-Equity Incentive Plan	$—	$185,000	$185,000

Benefits and Perquisites:
Health and Welfare Benefits	13,300	13,300	13,300
Severance Payments	265,700	265,700	265,700
Total	$279,000	$464,000	$464,000

(1)         The above table excludes the intrinsic value of vested stock options.

Diana J. Vance-Bryan — Payments Made Upon Termination Without Cause

Mrs. Vance-Bryan transitioned from UHS on October 1, 2012.  Mrs. Vance-Bryan was or will be paid the following severance payments under our Executive Severance Pay Plan.

•                  Salary and Incentive Pay — Mrs. Vance-Bryan received her first payment of $9,415 on October 19, 2012.  Mrs. Vance-Bryan will continue to receive the balance $244,801 representing 52 weeks of severance pay at her 2012 base salary which will continue being paid on bi-weekly basis until October 4, 2013

•                  Mrs. Vance-Bryan will continue to receive $244,801 representing 52 weeks of severance pay at her 2012 base salary which will be paid on a bi-weekly basis until October 4, 2013.

•                  Transition Payment — Mrs. Vance-Bryan received a one-time lump sum transition payment of $250,000 which was paid on October 19, 2012.

•                  Medical and Dental Premiums — Mrs. Vance-Bryan received a lump sum of $13,317, which is equivalent to 12 months of COBRA continuation coverage, on October 19, 2012.

John A. Desch

Senior Vice President, Strategic Sales and Marketing

	Without	For Good	Control
	Cause	Reason	Related
	Termination	Termination	Termination
Executive Benefits and	on	on	on
Payments Upon Separation	12/31/2012	12/31/2012	12/31/2012
Compensation:
Non-Equity Incentive Plan	$—	$58,400	$58,400
Stock Options	—	—	122,009

Benefits and Perquisites:
Health and Welfare Benefits	13,300	13,300	13,300
Severance Payments	242,000	242,000	242,000
Total	$255,300	$313,700	$435,709

(1)         The above table excludes the intrinsic value of vested stock options.

2007 STOCK OPTION PLAN

On May 31, 2007, our Parent’s board of directors adopted the 2007 Stock Option Plan in connection with the Transaction. The 2007 Stock Option Plan provides for the issuance of approximately 43.9 million nonqualified stock options of our Parent to any of our and Parent’s executives, including the named executive officers, other key employees and to consultants and certain directors. The options allow for the purchase of shares of common stock of our Parent at prices no lower than the stock’s fair market value at the date of grant. The exercise price of the stock option awards granted during the years ended December 31, 2012, 2010, 2009 and 2008 was set reasonably and in good faith by Parent’s board of directors and compensation committee and is equal to the market value of Parent’s common stock on the grant date. The exercise price of options issued during the years ended December 31, 2012, 2010 and 2009, was determined through a variety of factors including peer group multiples, merger and acquisition multiples, and discounted cash flow analyses. The exercise prices of options issued during the year ended December 31, 2008 was determined by reference to the then recent per share valuation of Parent resulting from the 2007 Transaction as detailed below.  No options were issued in 2011.

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

While the terms of the options to be granted under the 2007 Stock Option Plan will be determined at the time of grant, our employee stock options issued in fiscal 2012, 2010, 2009 and 2008 will expire 10 years from the date of grant. Option grants to directors are 100% fixed vesting options, with one-sixth vesting on each December 31 over a six-year period. Option grants to employees are comprised of 50% fixed vesting and 50% performance vesting options. Fixed vesting options vest over a six-year service period with one-sixth vesting on December 31 of each year of the six-year period, subject to the option holder not ceasing employment with Parent or the Company. Upon a sale of Parent or the Company, all of the unvested options with fixed vesting schedules will vest and become exercisable. Performance vesting options vest over a six-year period with one-sixth vesting on December 31 of each year of the six-year period, subject to the option holder not ceasing employment with Parent or the Company. Prior to the Amendment described below, the vesting of performance vesting options was also subject to the Company’s attainment of either an adjusted EBITDA target for the then current year or an aggregate adjusted EBITDA target, as set forth in the respective form of option agreement. Also prior to the Amendment, upon a sale of Parent or the Company, all of the unvested options that vest upon the achievement of established performance targets would have vested and become exercisable upon IPC’s achievement of a certain internal rate of return on its investment in Parent, subject to certain conditions. With respect to both fixed vesting and performance vesting options, an employee’s unvested options are forfeited when employment is terminated, and vested options must be exercised within a prescribed time period on or following termination to avoid forfeiture. Before the exercise of an option, the holder has no rights as a stockholder regarding the shares subject to the option, including voting rights.

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

2012 Cash Compensation

In 2012, each of our independent directors (Mr. Roberg, Mr. Schochet, Mr. Crane, Mr. Grotting and Mr. Illingworth) received cash compensation of $50,000 for his service as an independent director. In addition, annual fees based on committee memberships were paid as described below.  Finally, each independent director received a distribution with respect to vested stock options, as described below.

•                  Mr. Crane received cash compensation of $3,000 for his service as a member of our compensation committee.  Mr. Crane received a distribution with respect to vested stock options in the amount of $5,997.  Mr. Crane received an aggregate amount of $58,997 during 2012.

•                  Mr. Roberg received cash compensation of $20,000 for his service as chairman of our audit committee.  Mr. Roberg received a distribution with respect to vested stock options in the amount of $5,997. Mr. Roberg received an aggregate amount of $70,997 during 2012.

•                  Mr. Schochet received cash compensation of $5,000 for his service as a member of our audit committee. Mr. Schochet received a distribution with respect to vested stock options in the amount of $5,997. Mr. Schochet received an aggregate amount of $60,997 during 2012.

•                  Mr. Grotting received a distribution with respect to vested stock options in the amount of $5,997.  Mr. Grotting received a benefit of $17,675 with respect to a re-price of stock options received before 2012.  Mr. Grotting received an aggregate amount of $76,672 during 2012.

•                  Mr. Illingworth received a grant of stock options to purchase 300,000 shares of Parent’s common stock.  The fair value of the stock option grant was $159,720.  Mr. Illingworth received an aggregate amount of $209,720 during 2012.

Stock Option Compensation

On March 14, 2012, our board of directors elected Mr. Illingworth to serve as a new member of the board of directors.  On October 3, 2012, the compensation committee authorized the grant of options to purchase 300,000 shares of Parent common stock at the market value of Parent’s common stock on the grant date of $1.40 per share under and pursuant to the terms of the 2007 Stock Option Plan, for his service as an independent director.

On August 11, 2010, our board of directors elected Mr. Grotting to serve as a new member of the board of directors, at which time, the board of directors of the Parent authorized the grant of options to purchase 300,000 shares of Parent common stock at the market value of Parent’s common stock on the grant date of $1.83 per share under and pursuant to the terms of the 2007 Stock Option Plan, for his service as an independent director.  On October 3, 2012, the compensation committee authorized an amendment to the stock option agreement with Mr. Grotting, whereby the exercise price of Mr. Grotting’s option to purchase 300,000 shares of Parent common stock was changed to $1.40 per share, which was the market value of Parent’s common stock as of the amendment date.

In April 2008, Mr. Schochet and Mr. Crane each received a grant of stock options to purchase 300,000 shares of Parent’s common stock at the market value of Parent’s common stock on the grant date of $1.00 per share under and pursuant to the terms of the 2007 Stock Option Plan, for their service as our independent directors.

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

2012 Director Compensation Table

The table below summarized the compensation paid by the Company to directors for the fiscal year ended December 31, 2012:

	Fees			Distribution
	Earned			with Respect
	or Paid	Option	All Other	to Vested
	in Cash	Awards	Compensation	Stock Options	Total
Name (1)	($) (2)	($) (3)	($) (5)	($) (4)	($)
Barry Schochet	$55,000	$—	$—	$5,997	$60,997
Bret D. Bowerman	—	—	—	—	—
David Crane	53,000	—	—	5,997	58,997
Michael C. Feiner	—	—	—	—	—
Kevin L. Roberg	70,000	—	—	5,997	75,997
Robert Juneja	—	—	—	—	—
John B. Grotting	53,000	—	$17,675	5,997	76,672
David Illingworth	50,000	159,720	$—	—	209,720

(1)                                 Only the members of our board who are independent for compensation purposes receive compensation for their service as directors.

(2)                                The amount in the “Fees Earned or Paid in Cash” column for Mr. Schochet, Mr. Crane, Mr. Roberg, Mr. Grotting, and Mr. Illingworth represents retainer and committee fees as discussed in detail under the caption “2011 Cash Compensation.”

(3)                                 The amounts in the “Option Awards” column reflect the fair value of the award granted for the year ended December 31, 2012, in accordance with ASC Topic 718, of awards pursuant to the 2007 Stock Option Plan. Assumptions used in the calculation of these amounts are included in Note 11 to our audited consolidated financial statements for the fiscal year ended December 31, 2012 included elsewhere in this Annual Report on Form 10-K. As of December 31, 2012, Mr. Roberg, Mr. Schochet, and Mr. Crane each had 300,000 options outstanding and 250,000 options exercisable under the 2007 Stock Option Plan. As of December 31, 2012, Mr. Grotting had 300,000 options outstanding and 150,000 options exercisable under the 2007 Stock Option Plan.  As of December 31, 2012, Mr. Illingworth had 300,000 options outstanding and 50,000 options exercisable under the 2007 Stock Option Plan.

(4)                                The amount in the “Distributions with Respect to Vested Stock Options” column reflect the cash paid to directors as equity distributions as a result of the dividend declared to Parent in June 2011, see Note 7 to our audited consolidated financial statements for the fiscal year ended December 31, 2012 included elsewhere in this Annual Report on Form 10-K.

(5)                                The amount in the “All Other Compensation” column reflects the incremental fair value from the re-price of stock options of Mr. Grotting, in accordance with ASC Topic 718, of awards pursuant to the 2007 Stock Option Plan. On October 3, 2012, the compensation committee authorized an amendment to the stock option agreement with Mr. Grotting, whereby the exercise price of Mr. Grotting’s option to purchase 300,000 shares of Parent common stock was changed to $1.40 per share, which was the market value of Parent’s common stock as of the amendment date.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal 2012, the directors serving on the compensation committee of our board of directors were Mr. Juneja, Mr. Crane, and Mr. Grotting, none of whom has served as an officer or employee of UHS.

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

ITEM 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of our capital stock is owned by Parent.  IPC and certain members of our management team own all of the capital stock of Parent.  The following table sets forth certain information known to us, based on information provided by Parent, regarding the beneficial ownership of the common stock of Parent as of March 1, 2013 by:

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

	Number of Shares	Percentage of
	Beneficially Owned	Shares Beneficially
Name of Beneficial Owner (1)	as of March 1, 2013	Owned (%) (2)

Principal Stockholders:
IPC/UHS, L.P. (3) (10) (11)	175,000,000	65.1
IPC/UHS Co-Investment Partners, L.P. (3) (10) (11)	63,913,306	23.8

Directors and Named Executive Officers:
Gary D. Blackford (4)	18,424,387	6.9
William C. Mixon (5)	458,315	*
Rex T. Clevenger	100,000	*
Timothy W. Kuck (6)	2,999,854	1.1
John A. Desch (13)	45,832	*
Barry P. Schochet (7)	250,000	*
Bret D. Bowerman (9)	—	—
David Crane (7)	250,000	*
Michael C. Feiner (11)	—	—
Kevin L. Roberg (7)	250,000	*
John B. Grotting (8)	150,000	*
Robert Juneja (10)	238,913,306	88.9
David Illingworth (12)	50,000	0.0

All directors and executive officers as a group (17 persons)	266,218,622	99.1

*                 Denotes less than one percent.

(1)         Unless otherwise specified, the address of each of the named individuals is c/o Universal Hospital Services, Inc., 6625 West 78th Street, Suite 300, Minneapolis, Minnesota 55439.

(2)         Percentage of beneficial ownership is based on the aggregate of 249,012,549 shares of Parent’s common stock outstanding as of March 1, 2013 and 19,699,979 options exercisable or becoming exercisable for our directors and executive officers within 60 days of March 1, 2013. The percentage of beneficial ownership for all holders has been rounded to the nearest 1/10th of a percentage.

(3)         IPC III GP, LLC may be deemed a beneficial owner of shares of UHS Holdco, Inc. due to its status as a general partner of IPC/UHS, L.P. and IPC/UHS Co-Investment Partners, L.P.  GP, LLC disclaims beneficial ownership of any such shares of which it is not the holder of record.

(4)         Includes 81,275 shares of common stock held by Mr. Blackford’s wife and 3,843,112 shares of common stock held in trust for Mr. Blackford’s children, wherein Mr. Blackford and his wife, as trustees, have equal voting and dispositive power and may collectively be deemed to be beneficially owned by Mr. Blackford, and options to purchase 14,500,000 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2013.

(5)         Includes options to purchase 458,315 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2013.

(6)         Includes options to purchase 2,500,000 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2013.

(7)         Includes options to purchase 250,000 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2013, for each of Mr. Roberg, Mr. Crane, and Mr. Schochet.

(8)         Includes options to purchase 150,000 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2013.

(9)         Mr. Bowerman is a principal of Irving Place Capital.  His address is c/o Irving Place Capital, 745 Fifth Avenue, New York, New York 10151.

(10)  Mr. Juneja is a Senior Managing Director and Partner of Irving Place Capital.  Mr. Juneja disclaims beneficial ownership of any of the shares of common stock owned by IPC/UHS, L.P. and IPC/UHS Co-Investment Partners, L.P., except to the extent of his pecuniary interest therein, if any.  His address is c/o Irving Place Capital, 745 Fifth Avenue, New York, New York 10151.

(11)  Mr. Feiner is a Senior Managing Director of Irving Place Capital. His address is c/o Irving Place Capital, 745 Fifth Avenue, New York, New York 10151.

(12)  Includes options to purchase 50,000 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2013.

(13)  Includes options to purchase 45,832 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2013.

EQUITY COMPENSATION PLAN

The following table summarizes, as of December 31, 2012, the shares of Parent’s common stock subject to outstanding awards or available for future awards under Parent’s 2007 Stock Option Plan.

Number of Securitites Remaining
	Number of Securities to be		Available for Future Issuance
	Issued Upon Exercise of	Weighted-Average Exercise	Under Equity Compensation
	Outstanding Options, Warrants	Price of Outstanding Options,	Plans (excluding shares reflected
Plan Category	and Rights	Warrants and Rights (1)	in the first column) (2)
Equity Compensation Plans Approved by Security Holders	36,667,083	$1.12	7,018,828

Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	36,667,083	$1.12	7,018,828

(1)         The exercise price of the stock option award is equal to the market value of Parent’s common stock on the grant date as determined reasonably and in good faith by the Parent’s board of directors and compensation committee.  The exercise price of options issued during the years ended December 31, 2012, 2011 and 2010, was determined through a variety of factors including peer group multiples, merger and acquisition multiples, and discounted cash flow analyses. The exercise prices of options issued during the year ended December 31, 2008 and seven months ended December 31, 2007 was determined by reference to the then recent per share valuation of Parent resulting from the Transaction as detailed below.

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

MANAGEMENT AGREEMENTS

Payments under the management agreements described below may be made only to the extent permitted by our senior secured credit facility, 2007 Indenture, and 2012 Indenture governing our Notes.

On May 31, 2007, in connection with the Transaction, we and IPC entered into a professional services agreement pursuant to which general advisory and management services are provided to us with respect to financial and operating matters.  IPC is an owner of Parent, and the following members of our board of directors are associated with IPC:  Robert Juneja, Bret Bowerman and Michael Feiner.  In addition, David Crane, a director, provides consulting services to IPC.  The professional services agreement requires us to pay an annual advisory fee for ongoing advisory and management services equal to the greater of $0.5 million or 0.75% of our Adjusted EBITDA (as defined in the professional services agreement) for the immediately preceding fiscal year, payable in quarterly installments. We incurred fees to IPC of approximately $1.1 million in 2012 for advisory and management services.

The professional services agreement was amended and restated as of February 1, 2008, to state that IPC may provide to us certain strategic services in exchange for a portion of the fees that would have been payable by us to IPC as advisory fees under the original professional services agreement, provided that the aggregate of the advisory and strategic services fees do not exceed the greater of $0.5 million or 0.75% of our Adjusted EBITDA (as defined in the professional services agreement) for the immediately preceding fiscal year.

DIRECTOR INDEPENDENCE

Information regarding the independence of our directors is incorporated by reference to the appropriate information in Item 10 above, under “MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS - The Board of Directors.”

ITEM 14:  Principal Accounting Fees and Services

Deloitte and Touche LLP (“D&T”) has served as our independent registered public accounting firm since June 20, 2007.  The following table presents fees for professional services rendered by D&T during the years ended December 31, 2012 and 2011.

Types of Fees	2012	2011

Audit Fees (1)	$487,000	$441,000
Audit-Related Fees (2)	80,700	60,000
Tax Fees (3)	126,541	104,000
All Other Fees (4)	—	248,500

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the year ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Loss for the year ended December 31, 2012, 2011 and 2010

Consolidated Statements of Equity for the year ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Cash Flows for the year ended December 31, 2012, 2011 and 2010.

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

4.7	Form of Second Lien Senior Secured F Note due 2015 (included in Exhibit 4.1).
4.8

Indenture, dated as of August 7, 2012, among Universal Hospital Services, Inc., UHS Surgical Services, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2013).

4.9

Registration Rights Agreement, dated as of August 7, 2012, among Universal Hospital Services, Inc., UHS Surgical Services, Inc. and Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, LLC, PNC Capital Markets LLC and Wells Fargo Securities, LLC, as the initial purchasers of the Notes (incorporated by reference to Exhibit 4.2 to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2013).

4.10

Third Supplemental Indenture, dated as of August 7, 2012, among Universal Hospital Services, Inc., UHS Surgical Services, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2013).

4.11

Registration Rights Agreement, dated February 12, 2013, by and among Universal Hospital Services, Inc., Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, LLC, Wells Fargo Securities, LLC and PNC Capital Markets LLC and the guarantor party thereto (incorporated by reference to Exhibit 4.1 to Form 8-K filed with the Securities and Exchange Commission on February 12, 2013).

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

10.8	Amended and Restated Second Lien Trademark Security Agreement, dated as of August 7, 2012, among Universal Hospital Services, Inc., UHS Surgical Services, Inc. and Wells Fargo Bank, National

Association, as collateral agent (incorporated by reference to Exhibit 10.1 to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2013).
10.9

Amended and Restated Second Lien Security Agreement, dated as of August 7, 2012, among Universal Hospital Services, Inc., UHS Surgical Services, Inc. and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.2 to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2013).

10.10

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

10.13

First Amendment to the Intercreditor Agreement, dated as of the August 7, 2012, among the Company, Bank of America, N.A., collateral agent for the First Lien Secured Parties and Wells Fargo Bank, National Association, collateral agent for the Junior Lien Secured Parties (incorporated by reference to Exhibit 10.3 to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2013).

10.14	Stock Option Plan of UHS Holdco, Inc. (incorporated by reference to Exhibit 10.17 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2007, File No. 000-20086). **
10.15

Amendment to Option Agreements, dated as of August 11, 2010, executed by UHS Holdco, Inc. (incorporated by reference to Exhibit 10.4 for Form 10-Q filed with the Securities and Exchange Commission on August 11, 2010). **

10.16

Form of Option Agreement Evidencing a Grant of an Option Under the 2007 Stock Option Plan (incorporated by reference to Exhibit 10.5 for Form 10-Q filed with the Securities and Exchange Commission on August 11, 2010). **

10.17

Amended and Restated Professional Services Agreement, dated as of February 1, 2008, by and between Universal Hospital Services, Inc. and Irving Place Capital Merchant Manager III, L.P. (formerly known as Bear Stearns Merchant Manager III, L.P.) (incorporated by reference to Exhibit 10.23 to Form 10-K/A filed with the Securities and Exchange Commission on March 12, 2008, File No. 000-20086).

10.18

Amended and Restated Employment Agreement, dated as of December 31, 2008, between Universal Hospital Services, Inc. and Gary D. Blackford. (incorporated by reference to Exhibit 10.17 to Form 10-K filed with the Securities and Exchange Commission on March 12, 2009, File No. 000-20086). **

10.19

Amended and Restated Employment Agreement, dated as of December 31, 2008, between Universal Hospital Services, Inc. and Rex T. Clevenger. (incorporated by reference to Exhibit 10.18 to Form 10-K filed with the Securities and Exchange Commission on March 12, 2009, File No. 000-20086). **

10.20

Amended and Restated Employment Agreement, dated as of December 31, 2008, between Universal Hospital Services, Inc. and Walter T. Chesley. (incorporated by reference to Exhibit 10.19 to Form 10-K filed with the Securities and Exchange Commission on March 12, 2009, File No. 000-20086). **

10.21

Employment Agreement, dated as of February 7, 2012, between Universal Hospital Services, Inc. and William C. Mixon. (incorporated by reference to Exhibit 10.18 to Form 10-K/A filed with the Securities and Exchange Commission on November 7, 2012). **

10.22

Mutual Termination Agreement between Diana Vance-Bryan and Universal Hospital Services, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on October 2, 2012).

10.23

Mutual Termination Agreement between Jeffrey L. Singer and Universal Hospital Services, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on October 2, 2012).

10.24

Mutual Transition Agreement between Rex T. Clevenger and Universal Hospital Services, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed with the Securities and Exchange Commission on November 13, 2012).

10.25	Mutual Transition Agreement between Walter T. Chesley and Universal Hospital Services, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed with the Securities and Exchange

Commission on November 13, 2012).
10.26	Executive Severance Pay Plan, dated October 10, 2011. (incorporated by reference to Exhibit 10.19 to Form 10-K/A filed with the Securities and Exchange Commission on November 7, 2012) **
10.27	2013 Executive Incentive Plan Targets. **
10.28	Amended Mutual Transition Agreement between Rex T. Clevenger and Universal Hospital Services, Inc. **
12.1*	Statement regarding the computation of ratio of earnings to fixed charges
21.1*	Subsidiaries of the Registrant
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of Gary D. Blackford Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Rex T. Clevenger Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Extension Labels Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 15, 2013.

UNIVERSAL HOSPITAL SERVICES, INC.
By	/s/ Gary D. Blackford
Gary D. Blackford
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2013.

/s/ Gary D. Blackford	Chairman of the Board
Gary D. Blackford	and Chief Executive Officer (Principal Executive Officer)

/s/ Rex T. Clevenger	Executive Vice President and
Rex T. Clevenger	Chief Financial Officer (Principal Financial Officer)

/s/ Scott A. Christensen	Controller, and
Scott A. Christensen	Chief Accounting Officer (Principal Accounting Officer)

/s/ Barry P. Schochet	Director
Barry P. Schochet

/s/ Bret D. Bowerman	Director
Bret D. Bowerman

/s/ David Crane	Director
David Crane

/s/ Michael C. Feiner	Director
Michael C. Feiner

/s/ Kevin L. Roberg	Director
Kevin L. Roberg

/s/ Robert Juneja	Director
Robert Juneja

/s/ John B. Grotting	Director
John B. Grotting

/s/ David J. Illingworth	Director
David J. Illingworth

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report relating to the fiscal year ended December 31, 2012 or proxy statement with respect to any annual or other meeting of security holders has been sent to security holders, nor will such information be sent to security holders.

Universal Hospital Services, Inc.

Schedule II - Valuation and Qualifying Accounts

(in thousands)

Description	Balance- Beginning of Year	Charged to Costs and Expense	Charged to Other Accounts	Deductions from Reserves	Balance- End of Year
Allowance for Doubtful Accounts
Year Ended December 31, 2012	$1,919	$1,110	$—	$1,014	$2,015
Year Ended December 31, 2011	2,000	906	82	1,069	1,919
Year Ended December 31, 2010	2,450	663	—	1,113	2,000

Income Tax Valuation Allowance
Year Ended December 31, 2012	$15,052	$14,102	$—	$3,354	$25,800
Year Ended December 31, 2011	11,958	3,094	—	—	15,052
Year Ended December 31, 2010	—	11,958	—	—	11,958

Universal Hospital Services, Inc.

As of December 31, 2012 and 2011 and

For the years ended December 31, 2012, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Universal Hospital Services, Inc.

We have audited the accompanying consolidated balance sheets of Universal Hospital Services, Inc. and subsidiary (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the three years in the period ended December 31, 2012.  Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Universal Hospital Services, Inc. and subsidiary as of December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
March 15, 2013

Universal Hospital Services, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share information)

	December 31,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$—	$1,161
Accounts receivable, less allowance for doubtful accounts of $2,015 at December 31, 2012 and $1,919 at December 31, 2011	68,478	70,592
Inventories	8,868	6,023
Deferred income taxes, net	3,610	9,960
Other current assets	4,280	4,392
Total current assets	85,236	92,128

Property and equipment, net:
Medical equipment, net	236,905	235,887
Property and office equipment, net	30,094	28,460
Total property and equipment, net	266,999	264,347

Other long-term assets:
Goodwill	335,577	325,911
Other intangibles, net	234,391	241,440
Other, primarily deferred financing costs, net	15,210	13,106
Total assets	$937,413	$936,932

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$6,223	$5,627
Interest rate swap	—	4,755
Book overdrafts	3,905	3,614
Accounts payable	26,036	28,638
Accrued compensation	16,956	11,571
Accrued interest	13,845	4,937
Dividend payable	88	771
Other accrued expenses	11,641	13,073
Total current liabilities	78,694	72,986

Long-term debt, less current portion	692,791	665,470
Pension and other long-term liabilities	14,377	12,981
Payable to Parent	21,640	19,019
Deferred income taxes, net	69,036	73,289

Commitments and contingencies (Note 9)

Equity
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at December 31, 2012 and December 31, 2011	—	—
Additional paid-in capital	214,481	214,294
Accumulated deficit	(144,864)	(109,666)
Accumulated other comprehensive loss	(9,086)	(11,827)
Total Universal Hospital Services, Inc. equity	60,531	92,801
Non controlling interest	344	386
Total equity	60,875	93,187
Total liabilities and equity	$937,413	$936,932

The accompanying notes are an integral part of these consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Operations

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Revenue
Medical equipment outsourcing	$302,718	$275,910	$245,145
Technical and professional services	82,236	54,058	44,426
Medical equipment sales and remarketing	30,372	25,188	22,541
Total revenues	415,326	355,156	312,112

Cost of Revenue
Cost of medical equipment outsourcing	110,752	97,703	86,210
Cost of technical and professional services	62,428	40,518	31,690
Cost of medical equipment sales and remarketing	23,641	19,734	16,342
Medical equipment depreciation	70,761	68,032	69,496
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	267,582	225,987	203,738
Gross margin	147,744	129,169	108,374

Selling, general and administrative	109,247	100,948	89,336
Restructuring, acquisition and integration expenses	7,474	3,483	—
Operating income	31,023	24,738	19,038

Loss on extinguishment of debt	12,339	—	—
Interest expense	55,697	55,020	46,457
Loss before income taxes and non controlling interest	(37,013)	(30,282)	(27,419)

(Benefit) provision for income taxes	(2,569)	(8,343)	1,692
Consolidated net loss	(34,444)	(21,939)	(29,111)
Net income attributable to non controlling interest	754	451	—
Net loss attributable to Universal Hospital Services, Inc.	$(35,198)	$(22,390)	$(29,111)

The accompanying notes are an integral part of these consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2012	2011	2010

Consolidated net loss	$(34,444)	$(21,939)	$(29,111)
Other comprehensive income:
Loss on minimum pension liability, net of tax of $0, $0 and $115	(146)	(4,136)	(980)
Gain on cash flow hedge, net of tax of $1,868, $4,504 and $2,100	2,887	7,088	2,839
Total other comprehensive income	2,741	2,952	1,859
Comprehensive loss	(31,703)	(18,987)	(27,252)
Comprehensive income attributable to non controlling interest	754	451	—
Comprehensive loss attributable to Universal Hospital Services, Inc.	$(32,457)	$(19,438)	$(27,252)

The accompanying notes are an integral part of these consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Equity

(in thousands)

			Accumulated	Total
	Additional		Other	Universal
	Paid-in	Accumulated	Comprehensive	Hospital	Non controlling	Total
	Capital	Deficit	Loss	Services, Inc.	Interests	Equity

Balance at December 31, 2009	$248,794	$(58,165)	$(16,638)	$173,991	$—	$173,991
Net loss	—	(29,111)	—	(29,111)	—	(29,111)
Other comprehensive income	—	—	1,859	1,859	—	1,859
Balance at December 31, 2010	$248,794	$(87,276)	$(14,779)	$146,739	$—	$146,739

Net (loss) income	—	(22,390)	—	(22,390)	451	(21,939)
Other comprehensive income	—	—	2,952	2,952	—	2,952
Consolidation of Surgical Services (previously Emergent Group)	—	—	—	—	379	379
Dividend and equity distribution	(34,500)	—	—	(34,500)	—	(34,500)
Cash distributions to non controlling interests	—	—	—	—	(451)	(451)
Contributions from new members to non controlling interests	—	—	—	—	7	7
Balance at December 31, 2011	$214,294	$(109,666)	$(11,827)	$92,801	$386	$93,187

Net (loss) income	—	(35,198)	—	(35,198)	754	(34,444)
Other comprehensive income	—	—	2,741	2,741	—	2,741
Cash distributions to non controlling interests	—	—	—	—	(796)	(796)
Dividend forfeited	187	—	—	187	—	187
Balance at December 31, 2012	$214,481	$(144,864)	$(9,086)	$60,531	$344	$60,875

The accompanying notes are an integral part of these consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Consolidated net loss	$(34,444)	$(21,939)	$(29,111)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	81,630	77,248	78,001
Amortization of intangibles, deferred financing costs and bond premium	18,247	22,000	16,295
Non-cash write off of deferred financing cost	2,541	—	—
Tender premium for purchase of notes	9,798	—	—
Provision for doubtful accounts	1,110	899	213
Provision for inventory obsolescence	473	134	105
Non-cash stock-based compensation expense - net	3,367	4,276	7,333
Non-cash gain on trade-in of recalled equipment	(15,872)	(13,710)	—
Gain on sales and disposals of equipment	(1,800)	(1,896)	(145)
Deferred income taxes	(3,040)	(8,728)	1,401
Changes in operating assets and liabilities:
Accounts receivable	2,494	(6,670)	(96)
Inventories	(2,321)	(73)	370
Other operating assets	461	184	(445)
Accounts payable	(2,018)	4,175	1,124
Other operating liabilities	11,905	1,791	1,111
Net cash provided by operating activities	72,531	57,691	76,156
Cash flows from investing activities:
Medical equipment purchases	(58,531)	(77,561)	(70,671)
Property and office equipment purchases	(7,359)	(9,557)	(6,327)
Proceeds from disposition of property and equipment	6,711	3,869	2,793
Acquisitions, net of cash acquired	(14,418)	(69,970)	—
Net cash used in investing activities	(73,597)	(153,219)	(74,205)
Cash flows from financing activities:
Proceeds under senior secured credit facility	116,500	166,250	146,529
Payments under senior secured credit facility	(103,000)	(204,650)	(132,029)
Payments of principal under capital lease obligations	(6,375)	(5,835)	(5,052)
Purchase of refinanced bonds	(405,000)	—	—
Payments on acquired debt	(4,163)	(472)	—
Proceeds from issuance of bonds	425,000	178,938	—
Accrued interest received from bondholders	—	661	—
Accrued interest paid to bondholders	—	(661)	—
Distributions to non controlling interests	(796)	(451)	—
Contributions from new members to limited liability companies	—	7	—
Proceeds from exercise of parent company stock options	150	41	28
Repayment of 10.125% senior notes	—	—	(9,945)
Dividend and equity distribution payments	(1,393)	(32,729)	—
Tender premium for purchase of notes	(9,798)	—	—
Payment of deferred financing costs	(11,511)	(4,458)	(1,746)
Change in book overdrafts	291	48	264
Net cash (used in) provided by financing activities	(95)	96,689	(1,951)
Net change in cash and cash equivalents	(1,161)	1,161	—

Cash and cash equivalents at the beginning of period	1,161	—	—
Cash and cash equivalents at the end of period	$—	$1,161	$—

Supplemental cash flow information:
Interest paid	$45,273	$51,667	$43,998
Income taxes paid	959	563	170
Non-cash activities:
Medical equipment purchases included in accounts payable (at end of period)	$5,012	$8,784	$11,761
Capital lease additions	4,224	7,091	6,923
Dividend declared (forfeited) to Parent	(187)	1,771	—

The accompanying notes are an integral part of these consolidated financial statements.

Universal Hospital Services, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2012 and 2011 and

For the years ended December 31, 2012, 2011 and 2010

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

On April 1, 2011 we completed our acquisition of Emergent Group Inc. (“Emergent Group”) for a total purchase price of approximately $65.3 million as described in Note 3, Acquisitions.  The results of operations of this acquisition have been included in UHS’s consolidated results of operations since the date of acquisition and are included in the medical equipment outsourcing segment. Effective December 31, 2011, Emergent Group was merged into its principal operating subsidiary, PRI Medical Technologies, Inc. (“PRI Medical”) with PRI Medical the surviving entity. Also, on December 31, 2011, PRI Medical’s name was changed to UHS Surgical Services, Inc. (“Surgical Services”).

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

On January 3, 2012, we completed the acquisition, effective January 1, 2012, of all of the outstanding stock of a surgical laser equipment service provider for approximately $16.1 million in cash consideration. The financial results of this acquisition are included in our medical equipment outsourcing segment since the date of acquisition.

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

All acquisitions were funded primarily from our existing senior secured credit facility.

Principles of Consolidation

The consolidated financial statements include the accounts of UHS and of Surgical Services, its 100%-owned subsidiary, since its acquisition on April 1, 2011. In addition, in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), we have accounted for our equity investments in entities in which we are the primary beneficiary under the full consolidation method. All significant intercompany transactions and balances have been eliminated through consolidation. As the primary beneficiary, we consolidate the limited liability companies (“LLCs”) referred to in Note 13, Limited Liability Companies, as we effectively receive the majority of the benefits from such entities and we provide equipment lease guarantees for such entities.

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

Goodwill is tested at least annually for impairment and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test is performed using a two-step process. In the first step, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. If the estimated fair value is less than the carrying amount of the reporting unit, there is an indication that goodwill impairment exists and a second step must be completed in order to determine the amount of the goodwill impairment, if any, that should be recorded. In the second step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. Each reporting unit constitutes a business for which discrete financial information is available and management reviews its operating results. Our reporting units are medical equipment outsourcing, technical and professional services, and medical equipment sales and remarketing. The fair value of each reporting unit incorporates multiple inputs including discounted cash flow calculations, peer company earnings multiples, and assumptions that market participants would make in valuing the reporting unit. Other assumptions include future business growth, earnings projections, capital expenditures, changes in working capital and the weighted average cost of capital used for purposes of discounting. Projecting discounted future cash flows requires us to make significant estimates regarding the assumptions noted above. The projections also take into account several factors including current and estimated economic trends and outlook, and other factors which are beyond our control. No goodwill impairments have been recognized in 2012, 2011, or 2010.

We completed step one of our annual goodwill impairment evaluation as of December 31, 2012 with each reporting unit’s fair value exceeding its carrying value. Accordingly, step two of the impairment analysis was not required.

Other Intangible Assets

Other intangible assets primarily include customer relationships, a supply agreement, trade names and trademarks, technology databases and non-compete agreements. Our trade name intangibles have indefinite lives. Our remaining other intangible assets are amortized over their estimated economic lives of two to thirteen years that results in a remaining weighted-average useful life of approximately 7 years at the years ended December 31, 2012 and 2011. The straight-line method of amortization generally reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. However, for certain of our customer relationships we use the sum-of-the-years-digits amortization method to more appropriately allocate the cost to earnings in proportion to the estimated amount of economic benefit obtained.

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

Deferred Financing Costs

Financing costs associated with issuing debt are deferred and amortized over the related terms using the straight-line method, which approximates the effective interest rate method. Accumulated amortization of our deferred financing costs was $16.0 and $12.3 million at December 31, 2012 and 2011, respectively.

Purchase Accounting

We account for acquisitions by allocating the purchase price paid to effect the acquisition to the acquired assets and liabilities at fair value with excess purchase price being recorded as goodwill.

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

The Company follows the provisions of Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition,” in recognizing all of these revenues streams — specifically, revenue recognition requires proof that (i) an arrangement exists, (ii) delivery has occurred and/or  services have been rendered, (iii) the price is fixed; and (iv) collectability is reasonably assured.

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

Derivative Financial Instrument

We had an interest rate swap agreement which we used as a derivative financial instrument to manage our interest rate exposure that expired in June 2012. We do not use financial instruments for trading or other speculative purposes.

ASC Topic 815, “Derivatives and Hedging,” establishes accounting and reporting standards requiring that derivative instruments be recorded on the consolidated balance sheets as either an asset or liability measured at fair value. The statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met, the changes in a derivative’s fair value (for a cash flow hedge) are deferred in equity as a component of accumulated other comprehensive loss. These deferred gains and losses are recognized as income in the period in which hedged cash flows occur. The ineffective portions of hedge returns are recognized as earnings. Our hedging activity has been limited to an interest rate swap arrangement that is further described in Note 8.

Fair Value of Other Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts receivable, accounts payable, accrued liabilities and senior secured credit facility, approximate fair value due to their short maturities. The fair value of our outstanding 2012 Notes and Floating Rate Notes, based on the quoted market price for the same or similar issues of debt, which represents a Level 2 fair value measurement, is approximately:

	December 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value

2012 notes	$425.0	$448.4	$—	$—
Floating rate notes	230.0	229.1	230.0	208.2
PIK toggle notes	—	—	405.0	417.0

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

Reclassifications

Certain amounts in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows have been reclassified to conform with the 2012 presentation.

Recent Accounting Pronouncements

Standards Adopted

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

Standard Not Yet Adopted

In July 2012, the FASB issued an amendment to indefinite-lived intangible assets impairment. This amendment permits an entity the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. The results of the qualitative assessment would be used as a basis in determining whether it is necessary to perform the two-step quantitative impairment test. If the qualitative assessment supports the conclusion that it is more likely than not that the fair value of the asset exceeds its carrying amount, the entity would not need to perform the two-step quantitative impairment test. The objective of this update is to reduce the cost and complexity of performing impairment tests for indefinite-lived intangible assets other than goodwill, and to improve consistency in impairment testing among long-lived asset categories. This amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this amendment is not expected to have a material effect on our consolidated financial statements.

3.                          Acquisitions

On July 9, 2012, we completed the acquisition of certain assets of a surgical laser equipment service provider for total consideration of approximately $5.3 million.  The consideration consists of $2.6 million of cash paid at closing, $1.0 million of debt assumed that was paid off upon closing, and approximately $1.7 million in contingent earn-out payment expected to be paid in the second half of 2013.

The following summarizes the preliminary estimates of fair values of assets acquired and liabilities assumed at the date of acquisition within our consolidated balance sheet:

(in millions)	July 9, 2012
Net working capital	$0.6
Property and equipment	1.1
Goodwill	1.2
Intangible assets	2.4
Debt	(1.0)
Total purchase price	$4.3

On March 31, 2012, we completed the acquisition of certain assets of the southern California equipment rental division of a medical equipment manufacturer. The total purchase price was approximately $0.8 million, including approximately $0.4 million in contingent consideration which may be paid over four years based on future revenues. Assets acquired consisted of medical equipment of $0.4 million and customer relationship intangibles of $0.3 million.

On January 3, 2012, we completed the acquisition of all of the outstanding stock of a Florida-based surgical laser equipment service provider for total consideration of approximately $16.1 million. The total consideration consists of $11.0 million of cash paid at closing, $3.2 million of debt assumed that was paid off upon closing, and $1.9 million of holdback amounts which was subsequently paid in January 2013.  The acquisition was funded through our Senior Secured Credit Facility. At December 31, 2012, $0.3 million in holdback amount had been paid.

The following summarizes the fair values of assets acquired and liabilities assumed at the date of acquisition within our consolidated balance sheet:

(in millions)	January 3, 2012
Net working capital	$0.4
Property and equipment	5.4
Goodwill	8.4
Intangible assets	5.3
Deferred tax liability	(3.4)
Debt	(3.2)
Total purchase price	$12.9

Acquisitions completed during the year ended 2012 are not material individually or in the aggregate.

On April 1, 2011, we completed our acquisition of Emergent Group, which was, at December 31, 2011, merged into its principal operating subsidiary, PRI Medical, whose name was subsequently changed to UHS Surgical Services, Inc., and which we refer to as “Surgical Services”. Surgical Services is a provider of laser and mobile surgical equipment services primarily for the urology community.

We acquired Surgical Services (previously, Emergent Group), for a total purchase price of approximately $65.3 million, which represents the sum of $60.0 million of cash paid for equity, $4.8 million of capital lease liability assumed and $2.0 million of transaction costs, less cash acquired of $1.5 million. All outstanding shares were purchased at a price of $8.46 per share. The acquisition was funded primarily by drawings under our existing Senior Secured Credit Facility, which is described below in Note 8, Long-Term Debt.

The amounts of revenue and net loss of Surgical Services included in the Company’s consolidated statements of operations from the April 1, 2011 to December 31, 2012 are as follows:

	Revenue and net loss included in the Consolidated Statements of Operations from:
(in thousands)	January 1, 2012 to December 31, 2012	April 1, 2011 to December 31, 2011
Revenue	$50,185	$25,421
Net loss attributable to Surgical Services	(3,308)	(1,805)

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

All acquisitions were funded primarily from our existing senior secured credit facility.

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

The Company expensed $0.3, $3.5 and $0 million of acquisition and integration related costs for the years ended December 31, 2012, 2011 and 2010, respectively, of which approximately $3.3 million for the year ended December 31, 2011 was related to the April 1, 2011 Emergent Group acquisition. These costs are included in the line item entitled “Restructuring, acquisition and integration expenses” in the accompanying consolidated statements of operations.

4.                          Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011, are summarized in the following table by type of inputs applicable to the fair value measurements:

	Fair Value at December 31, 2012				Fair Value at December 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Interest Rate Swap	$—	$—	$—	$—	$—	$4,755	$—	$4,755
Contingent Consideration	$—	$—	$2,033	$2,033	$—	$—	$—	$—

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

During 2012, we recorded a contingent consideration liability, in the form of earn-out payments, related to our acquisitions in the total amount of $2.1 million. The contingent consideration payments are based on achieving certain revenue results. The fair value of the liability was estimated using a discounted cash flow approach with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement. The significant inputs in the Level 3 measurement not supported by market activity included our assessments of expected future cash flows during the earn-out period related to the assets acquired, appropriately discounted considering the uncertainties associated with the obligation, and calculated based on estimated revenues in accordance with the terms of the agreement. At December 31, 2012, $0.05 million in earn-out had been paid.

The assumptions used in preparing the discounted cash flow analyses included estimates of interest rates and the timing and amount of incremental cash flows.

A reconciliation of the beginning and ending balance for the Level 3 measurement are as follows:

Balance at January 1, 2012	$—
Additions	2,049
Interest	32
Payments	(48)
Balance at December 31, 2012	$2,033

5.                          Book Overdrafts

The Company typically does not maintain cash balances at its principal bank under a policy whereby the net amount of collected balances and cleared checks is, at the Company’s option, applied to or drawn from our credit facility on a daily basis. Surgical Services will, at times, carry modest levels of cash.

6.                          Selected Financial Statement Information

Property and Equipment

Our property and equipment at December 31, consists of the following:

(in thousands)	2012	2011

Medical Equipment	$547,497	$491,629
Less: Accumulated depreciation	(310,592)	(255,742)
Medical equipment, net	236,905	235,887

Leasehold improvements	12,072	11,181
Office equipment and vehicles	56,367	47,221
	68,439	58,402
Less: Accumulated depreciation and amortization	(38,345)	(29,942)
Property and office equipment, net	30,094	28,460

Total property and equipment, net	$266,999	$264,347

Property and equipment financed under capital leases, net	$14,698	$18,134

Goodwill and Other Intangible Assets

Our goodwill as of December 31, 2012 and 2011, by reporting segment, consist of the following:

	Medical	Technical and	Sales	Corporate
	Equipment	Professional	and	and
(in thousands)	Outsourcing	Services	Remarketing	Unallocated	Total

Balance at January 1, 2011	$205,953	$55,655	$18,603	$—	$280,211
Acquisitions of the former Emergent Group Inc.	39,686	—	—	—	39,686
Other acquisitions	6,014	—	—	—	6,014
Balance at December 31, 2011	251,653	55,655	18,603	—	325,911
Acquisitions	9,666	—	—	—	9,666
Balance at December 31, 2012	$261,319	$55,655	$18,603	$—	$335,577

Our other intangible assets as of December 31, 2012 and 2011 consist of the following:

	2012			2011
		Accumulated			Accumulated
(in thousands)	Cost	Amortization	Net	Cost	Amortization	Net

Finite-life intangibles
Customer relationship	$115,731	$(60,368)	$55,363	$108,269	$(49,032)	$59,237
Supply agreement	26,000	(13,655)	12,345	26,000	(10,750)	15,250
Technology databases	7,217	(7,127)	90	7,217	(6,471)	746
Non-compete agreements	780	(203)	577	230	(52)	178
Favorable lease agreements	134	(118)	16	134	(105)	29
Trade names	—	—	—	4,264	(4,264)	—
Total finite-life intangibles	149,862	(81,471)	68,391	146,114	(70,674)	75,440
Indefinite-life intangibles
Trade names	166,000	—	166,000	166,000	—	166,000
Total intangible assets	$315,862	$(81,471)	$234,391	$312,114	$(70,674)	$241,440

Total amortization expense related to intangible assets was approximately $15.1, $19.4 and $13.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

As of December 31, 2012, management performed its required annual testing of impairment of goodwill as well as indefinite-lived medical equipment outsourcing and technical and professional services trade names. Fair values were estimated using estimates, judgments, and assumptions (see Note 2, Significant Accounting Policies) that management believes were appropriate in the circumstances. There is no aggregate goodwill or intangible assets impairment for any of the periods presented in our consolidated financial statements.

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

At December 31, 2012, future estimated amortization expense related to intangible assets for each of the years ended December 31, 2013 to 2017 is estimated as follows:

(in thousands)

2013	$13,754
2014	12,835
2015	11,930
2016	10,805
2017	7,514

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

Also on June 8, 2011, the Boards of Directors declared an equity distribution of $0.12 per option to holders of outstanding options on the Parent’s stock on June 10, 2011 that vested on December 31, 2011 and 2012 and are scheduled to vest on December 31, 2013, 2014, and 2015.

Our consolidated balance sheet as of December 31, 2012 and 2011 reflects the decrease in equity for dividends paid to Parent shareholders and distributions to vested option holders on July 1, 2011, December 31, 2011, and December 31, 2012, as well as estimated amounts to be paid to holders of options expected to vest on December 31, 2013 through 2015 based on an estimated option forfeiture rate of 2% annually. Our consolidated balance sheet also reflects the related current dividend payable and long-term dividend payable included in Payable to Parent.

During 2012, $0.2 million of dividend was forfeited and was recorded as a reduction to Payable to Parent and an increase to additional paid-in capital.

8.                                      Long-Term Debt

Long-term debt at December 31, consists of the following:

	December 31,	December 31,
(in thousands)	2012	2011
2012 notes	$425,000	$—
Floating rate notes	230,000	230,000
PIK toggle notes	—	405,000
Unamortized bond premium	—	3,433
Senior secured credit facility	28,000	14,500
Capital lease obligations	16,014	18,164
	699,014	671,097
Less: Current portion of long-term debt	(6,223)	(5,627)
Total long-term debt	$692,791	$665,470

2012 Notes. On August 7, 2012, we issued $425.0 million in aggregate principal amount of 7.625% Second Lien Senior Secured Notes (the “2012 Notes”) which mature on August 15, 2020.  All of the 2012 Notes were issued under an indenture dated as of August 7, 2012 (the “2012 Indenture”). The 2012 Indenture provides that the 2012 Notes are our second lien senior secured obligations and are fully and unconditionally guaranteed on a second lien senior secured basis by our existing and certain of our future 100%-owned domestic subsidiaries.

Interest on the 2012 Notes is payable, entirely in cash, semiannually, in arrears, on February 15 and August 15 of each year, beginning on February 15, 2013. We may redeem some or all of the 2012 Notes at the redemption prices set forth in the 2012 Indenture.  If we sell certain assets or undergo certain kinds of changes of control, we must offer to repurchase the 2012 Notes.

In connection with the issuance of the 2012 Notes, we entered into a registration rights agreement with the initial purchasers of the 2012 Notes.  On December 12, 2012, our Registration Statement on Form S-4, filed to register the exchange of the 2012 Notes for fully registered 2012 Notes, was declared effective by the SEC. The exchange offer expired on January 11, 2013 and on January 16, 2013 we completed an offer to exchange all of the then outstanding 2012 Notes for an equivalent amount of new 2012 Notes which have been registered under the Securities Act of 1933, as amended. We did not receive any additional proceeds from the exchange offer.

On February 12, 2013, the Company issued $220.0 million in aggregate principal amount of 7.625% Second Lien Senior Secured Notes due 2020 (the “New Notes”), which mature on August 15, 2020, as “additional notes” pursuant to the 2012 Indenture dated as of August 7, 2012. The New Notes were issued in a private placement, at a premium of 106.375% for an aggregate total of approximately $230.0 million in net proceeds and are subject to the same terms as the 2012 Notes under the 2012 Indenture. The premium is being amortized over the remaining life of the New Notes. The Company used the net proceeds from the sale of the New Notes to fund the redemption of all of its outstanding Floating Rate Notes. In connection with the issuance of the New Notes, the Company entered into a registration rights agreement with the initial purchasers of the New Notes.

Floating Rate Notes.  On May 31, 2007, we issued $230.0 million aggregate principal amount of floating rate notes (the “Floating Rate Notes”) under 2007 Indenture (see “2007 Indenture” below).  Interest on the Floating Rate Notes is reset for each semi-annual interest period and is calculated at the current LIBOR rate plus 3.375%.  At December 31, 2012, our LIBOR-based rate was 4.111%, which includes the credit spread noted above.  Interest on the Floating Rate Notes is payable semiannually, in arrears, on each June 1 and December 1. The Floating Rate Notes mature on June 1, 2015.

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

Our Floating Rate Notes are subject to certain debt covenants which are described below under the heading “2007 Indenture.”

On March 14, 2013, the Company redeemed all of its outstanding Floating Rate Notes. The proceeds of the New Notes were used to fund the redemption.

PIK Toggle Notes. Our 8.50% / 9.25% PIK Toggle Notes due 2015 (the “PIK Toggle Notes”) consist of $230.0 million aggregate principal amount of PIK Toggle Notes issued on May 31, 2007 (the “Existing Notes”) and $175.0 million aggregate principal amount of PIK Toggle Notes issued on June 17, 2011 (the “Additional Notes”) for a total aggregate outstanding principal amount of $405.0 million. All of the PIK Toggle Notes were issued under a Second Lien Senior Indenture dated as of May 31, 2007 (the “2007 Indenture”).

Interest on the PIK Toggle Notes was payable semiannually in arrears on each June 1 and December 1. Beginning June 1, 2011, we were required to make all interest payments on the PIK Toggle Notes entirely as cash interest. Cash interest on the PIK Toggle Notes accrued at the rate of 8.50% per annum.

On July 24, 2012, we conducted a tender offer to purchase all $405.0 million of our outstanding PIK Toggle Notes. In conjunction with the tender offer, we also solicited consents from holders to proposed amendments to eliminate the right of the holders of the PIK Toggle Notes to benefit from substantially all of the restrictive covenants and certain event of default provisions in the 2007 Indenture with respect to the PIK Toggle Notes. On August 7, 2012 and August 21, 2012, we accepted for payment approximately $317.9 million or 78.48%, and $25,000 or 0.01%, respectively, of our outstanding PIK Toggle Notes. On August 7, 2012, we entered into a supplemental indenture governing our PIK Toggle Notes which effected the proposed amendments.  On September 5, 2012, we redeemed our remaining outstanding PIK Toggle Notes of $87.1 million. In connection with the redemption of our PIK Toggle Notes, we incurred $12.3 million of debt extinguishment expense which consisted of a call premium of $9.8 million and a credit of $2.9 million from the bond premium write-off related to the $175.0 million of Additional Notes and the write-off of unamortized deferred financing costs of $5.4 million.

Interest Rate Swap. In June 2007, we entered into an interest rate swap agreement for $230.0 million, which had the effect of converting the interest rate applicable to our $230.0 million of Floating Rate Notes to fixed interest rates. The effective date for the interest rate swap agreement was December 2007 and the agreement expired on June 1, 2012.

The interest rate swap agreement qualified for cash flow hedge accounting under ASC Topic 815, “Derivatives and Hedging”. Before its expiration on June 1, 2012, the fair value of the interest rate swap agreement was included as a cash flow hedge on our consolidated balance sheet in accordance with ASC Topic 815. The change in fair value was recorded as a component of accumulated other comprehensive loss on our consolidated balance sheet, net of tax, since the instrument was determined to be an effective hedge.

As a result of our interest rate swap agreement, the effective interest rate on our $230.0 million floating rate notes was 9.065% through June 1, 2012.

2007 Indenture. Our Floating Rate Notes are guaranteed, jointly and severally, on a second priority senior secured basis by our subsidiary Surgical Services and are similarly guaranteed by certain of our future domestic subsidiaries. The Floating Rate Notes are our second priority senior secured obligations and rank:

•                  equal in right of payment with all of our existing and future unsecured and unsubordinated indebtedness, and effectively senior to any such unsecured indebtedness to the extent of the value of collateral;

•                  senior in right of payment to all of our and our guarantor’s existing and future subordinated indebtedness;

•                  effectively junior to our senior secured credit facility and other obligations that are secured by first priority liens on the collateral securing the Floating Rate Notes or that are secured by a lien on assets that are not part of the collateral securing the Floating Rate Notes, in each case, to the extent of the value of such collateral or assets; and

•                  structurally subordinated to any indebtedness and other liabilities (including trade payables) of any of our future subsidiaries that are not guarantors.

The 2007 Indenture governing the Floating Rate Notes contains covenants that limit our and our guarantors’ ability, subject to certain definitions and exceptions, and certain of our future subsidiaries’ ability to:

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

The 2007 Indenture specifies certain events of default, including among others, failure to pay principal, interest or premium, violation of covenants and agreements, cross-defaults to other material agreements, bankruptcy events, invalidity of guarantees, and a default in the performance by us of the security documents relating to the 2007 Indenture. Some events of default will be triggered only after certain grace or cure periods have expired, or provide for materiality thresholds. In the event certain bankruptcy-related defaults occur, the Notes will become due and payable immediately. If any other default occurs, the Trustee (and in some cases the noteholders) would be entitled to take various actions, including acceleration of amounts due under the 2007 Indenture.

Senior Secured Credit Facility. On May 6, 2010, we entered into an Amended and Restated Credit Agreement with GE Business Financial Services, Inc., as administrative agent for the lenders, and the lenders party thereto, which amended and restated our senior secured credit facility dated as of May 31, 2007. We refer to the amended and restated senior secured credit facility as the “senior secured credit facility.” The senior secured credit facility is a first lien senior secured asset based revolving credit facility that is available for working capital and general corporate purposes, including permitted investments, capital expenditures and debt repayments, on a fully revolving basis, subject to the terms and conditions set forth in the credit documents in the form of revolving loans, swing line loans and letters of credit. The senior secured credit facility provides for financing of up to $195.0 million, subject to a borrowing base calculated on the basis of certain of our eligible accounts receivable, inventory and equipment. The maturity date of the facility is November 30, 2014.

On July 31, 2012, we entered into a Second Amended and Restated Credit Agreement with Bank of America, N.A., as agent for the lenders, and the lenders party thereto (the “Second Amended Credit Agreement”), which amended the senior secured credit facility originally dated as of May 31, 2007 and amended and restated as of May 6, 2010.  The Second Amended Credit Agreement increased the aggregate amount we  may obtain under revolving loans from $195.0 million to $235.0 million and extended the maturity date to the earliest of (i) July 31, 2017, (ii) 90 days prior to the maturity of the Second Lien Senior Secured Floating Rate Notes due 2015 or (iii) 90 days prior to the maturity of the 7.625% Second Lien Senior Secured Notes due 2020.  Our obligations under the Second Amended Credit Agreement are secured by a first priority security interest in substantially all of our assets, excluding a pledge of our and Parent’s stock, any joint ventures and certain other exceptions.  Our obligations under the Second Amended Credit Agreement are unconditionally guaranteed by our parent, UHS Holdco, Inc. and our restricted subsidiaries.

As of December 31, 2012, we had $169.6 million of availability under the senior secured credit facility based on a borrowing base of $201.0 million less borrowings of $28.0 million and after giving effect to $3.4 million used for letters of credit.

The senior secured credit facility requires our compliance with various affirmative and negative covenants. Pursuant to the affirmative covenants, we and Parent agreed to, among other things, deliver financial and other information to the administrative agent, provide notice of certain events (including events of default), pay our obligations, maintain our properties, maintain the security interest in the collateral for the benefit of the administrative agent and the lenders and maintain insurance.

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

•                  change our line of business; and

•                  enter into hedging transactions.

The senior secured credit facility also contains a financial covenant that is triggered if our available borrowing capacity is less than $20.0 million for a certain period, which consists of a minimum ratio of trailing four-quarter EBITDA to cash interest expense, as such terms are defined in the senior secured credit facility.

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

Borrowings under the senior secured credit facility accrue interest (including a credit spread varying with facility usage):

•                  at a per annum rate equal to 1.00% - 1.50% above the rate equal to the greater of (i) the “federal funds rate” plus one-half of one percent (0.50%) per annum, (ii) the “prime rate” announced from time to time by the administrative agent for such day and (iii) the “Eurodollar rate” for a one month interest period as determined on such day, plus one percent (1.0%) payable quarterly in arrears; and

•                  at a per annum rate equal to 2.00% - 2.50% above the adjusted British Bankers Association Interest Settlement Rate for deposits in Dollars rate used by the administrative agent with a term equivalent to the selected interest rate period, for the respective interest rate period determined at our option, payable in arrears upon cessation of the interest rate period elected, provided that for an interest rate period longer than three months, payable in arrears on the respective dates that fall every three months from the beginning of such interest rate period.

At December 31, 2012, we had $28.0 million of borrowings outstanding of which $22.0 million was accruing interest at a rate of 2.713%  and $6.0 million was accruing interest at the prime rate of 4.75%.

2012 Indenture. Our 2012 Notes are guaranteed, jointly and severally, on a second priority senior secured basis, by Surgical Services, and are also similarly guaranteed by certain of our future 100%-owned domestic subsidiaries. The 2012 Notes are our second priority senior secured obligations and rank (i) equal in right of payment with all of our existing and future unsubordinated indebtedness, including the Floating Rate Notes, and effectively senior to any such unsecured indebtedness to the extent of the value of collateral; (ii) senior in right of payment to all of our and our guarantors’ existing and future subordinated indebtedness; (iii) effectively junior to our senior secured credit facility and other obligations that are secured by first priority liens on the collateral securing the Floating Rate Notes or that are secured by a lien on assets that are not part of the collateral securing the Floating Rate Notes, in each case, to the extent of the value of such collateral or assets; and (iv) structurally subordinated to any indebtedness and other liabilities (including trade payables) of any of our future subsidiaries that are not guarantors.

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

We were in compliance with all financial debt covenants for all years presented.

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

Maturities of Long-Term Debt. At December 31, 2012, maturities of long-term debt for each of our fiscal years ending December 31, 2013 to 2017 and thereafter, are estimated as follows:

(in thousands)
2013	$6,223
2014	4,080
2015	260,174
2016	1,382
2017	804
Thereafter	426,351
Total payments	$699,014

9.                          Commitments and Contingencies

Rental expenses were approximately $10.6, $10.3 and $8.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012, the Company was committed under various non-cancellable operating leases for its district, corporate and other operating locations with annual rental commitments for each of the years ending December 31, 2013 to 2017 and thereafter of the following:

(in thousands)

2013	$7,076
2014	6,747
2015	5,864
2016	5,048
2017	4,181
Thereafter	13,039
$41,955

The Company, from time to time, may become involved in litigation arising out of operations in the normal course of business. Asserted claims are subject to many uncertainties and the outcome of individual matters is not predictable.

On October 19, 2009, Freedom Medical, Inc. filed a lawsuit against the Company and others in U.S. District Court for the Eastern District of Texas, alleging violation of state and federal antitrust laws, tortious interference with business relationships, business disparagement and common law conspiracy in connection with the biomedical equipment rental market. Freedom Medical, Inc. sought unspecified damages and injunctive relief. We sought coverage for the Freedom Medical, Inc. lawsuit from a number of our insurance carriers.  On December 30, 2011, two of the insurance carriers, Lexington Insurance Company and National Union Fire Insurance Company of Pittsburgh, Pa., served us with a Minnesota state court complaint seeking a declaration that they have no obligation to cover certain claims of Freedom Medical, Inc.’s lawsuit.   On January 11, 2012, we filed our own suit, venued in Texas state court, against all of the carriers currently implicated by Freedom Medical, Inc.’s allegations.  This action sought, among other things, a declaration of coverage as to Freedom Medical, Inc.’s suit.  On September 20, 2012, the parties settled all claims asserted in these three actions.  The settlement did not have a material effect on the financial position, results of operations, or cash flows of the Company.  On September 26, 2012, the U.S. District Court for the Eastern District of Texas dismissed the Freedom Medical, Inc. lawsuit with prejudice.  The coverage actions were dismissed with prejudice on November 5, 2012 and November 15, 2012, in the district courts in Hennepin County, Minnesota and Harris County, Texas, respectively.

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

As of December 31, 2012, we were not a party to any other pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results, financial position or cash flows.

10.                   Shareholder’s Equity

Common Stock

The Company has authorized and issued 1,000 shares of common stock with a par value of $0.01 per share.

Accumulated Other Comprehensive Loss

	December 31,	December 31,
(in thousands)	2012	2011
Unrealized loss on minimum pension liability adjustment, net of tax	$(9,086)	$(8,940)
Unrealized loss on cash flow hedge, net of tax	—	(2,887)
Accumulated Other Comprehensive Loss	$(9,086)	$(11,827)

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

A summary of the status of Parent’s 2007 Stock Option Plan as of and for the years ended December 31, 2012, 2011 and 2010 is detailed below:

(in thousands except exercise price and years)	Number of Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at December 31, 2010	39,523	$1.06	$37,315	6.8
Granted	—	—
Exercised	(41)	1.00	$29
Forfeited or expired	(1,287)	1.11

Outstanding at December 31, 2011	38,195	$1.05	$25,046	5.7

Granted	6,403	1.40
Exercised	(150)	1.00	$60
Forfeited or expired	(7,780)	1.04

Outstanding at December 31, 2012	36,668	$1.12	$11,253	5.6

Exercisable at December 31, 2012	29,752	$1.04	$11,043	4.8

Remaining authorized options available for issue	7,019

The exercise price of the stock option award is equal to the market value of Parent’s common stock on the grant date as determined reasonably and in good faith by the Parent’s Board of Directors and compensation committee. The exercise price of options issued during the years ended December 31, 2012, 2011 and 2010 was determined through a variety of factors including peer group multiples, merger and acquisition multiples, and discounted cash flow analyses.

The intrinsic value of a stock award is the amount by which the market value of the underlying stock exceeds the exercise price of the award.

We determine the fair value of options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on a straight-line basis over the options’ vesting periods. The range of assumptions in the table below was used to determine the Black-Scholes fair value of stock options amended on August, 11, 2010 or granted during the years ended December 31, 2010 and December 31, 2012. There were no options granted during the year ended December 31, 2011.

	Year Ended December 31,
	2012	2011	2010
Risk-free interest rate	0.94%	N/A	0.73%-3.08%
Expected volatility	36.0%	N/A	31.9%-38.1%
Dividend yield	N/A	N/A	N/A
Expected option life (years)	6.75	N/A	3.9-6.6
Black-Scholes Value of options	$0.53	N/A	$0.72-$1.03

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

Although Parent grants the stock options, the Company recognizes compensation expense related to these options since the services are performed for its benefit. For the years ended December 31, 2012, 2011 and 2010, we recognized non-cash stock compensation expense of $4.0, $4.3 and $7.3 million, respectively, which is primarily included in selling, general and administrative expenses.

At December 31, 2012, unearned non-cash stock-based compensation related to our options, that we expect to recognize as expense over a weighted average period of 2.6 years, totals approximately $3.7 million, net of our estimated forfeiture rate of 2.0%. The expense could be accelerated upon the sale of Parent or the Company.

12.                   Related Party Transactions

Management Agreement

On May 31, 2007, we and IPC entered into a professional services agreement pursuant to which general advisory and management services are provided to us with respect to financial and operating matters. IPC is an owner of Parent, and the following members of our Board of Directors are associated with IPC: Michael Feiner, Robert Juneja and Bret Bowerman. In addition, David Crane, a director, provides consulting services to IPC. The professional services agreement requires us to pay an annual fee for ongoing advisory and management services equal to the greater of $0.5 million or 0.75% of our Adjusted EBITDA (as defined in the professional services agreement) for the immediately preceding fiscal year, payable in quarterly installments. The professional services agreement provides that IPC will be reimbursed for its reasonable out-of-pocket expenses in connection with certain activities undertaken pursuant to the professional services agreement and will be indemnified for liabilities incurred in connection with its role under the professional services agreement, other than for liabilities resulting from its gross negligence or willful misconduct. The term of the professional services agreement commenced on May 31, 2007 and will remain in effect unless and until either party notifies the other of its desire to terminate, we are sold to a third-party purchaser or we consummate a qualified initial public offering, as defined in the professional services agreement. Total professional services agreement fees incurred to IPC were $1.1, $0.9 and $0.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

2007 Stock Option Plan

Parent established the 2007 Stock Option Plan. Compensation expense related to service provided by the Company’s employees is recognized in the accompanying consolidated statements of operations with an offsetting Payable to Parent liability, which is not expected to be settled within the next twelve months.

Business Relationship

In the ordinary course of business, we entered into an operating lease for our Minneapolis, Minnesota district office with Ryan Companies US, Inc. (“Ryan”), which began on May 1, 2007. On November 29, 2007, we added a new member to our Board of Directors who is also a director of Ryan. During the years ended December 31, 2012, 2011 and 2010, we made rent payments to a Ryan affiliate totaling $0.3, $0.3 and $0.4 million respectively.

In the ordinary course of business, we entered into engagement letters with CTPartners, LLC (“CTPartners”) in September of 2012 and January of 2013 to conduct searches for certain executive positions.  One member of our board of directors, Michael Feiner, is also a director of CTPartners.  Pursuant to these engagement letters, we made payments to CTPartners totalling approximately $0.3 million during 2012.

The Company believes that the aforementioned arrangements and relationships were provided in the ordinary course of business at prices and on terms similar to those that would result from arm’s length negotiation between unrelated parties.

13.                   Limited Liability Companies

We participate with others in the formation of limited liability companies (“LLCs”) in which Surgical Services becomes a partner and shares the financial interest with the other investors. Surgical Services is the primary beneficiary of these LLCs. These LLCs acquire certain medical equipment for use in their respective business activities, which generally focus on surgical procedures. The LLCs will acquire medical equipment for rental purposes under equipment financing leases. At December 31, 2012, the LLCs had approximately $0.8 million of total assets. The third party investors in each respective LLC generally provide the lease financing company with individual proportionate lease guarantees based on their respective ownership percentages in the LLCs. In addition, Surgical Services will provide such financing companies with its corporate guarantee based on its respective ownership interest in each LLC. In certain instances, Surgical Services has provided such financing companies with an overall corporate guarantee in connection with equipment financing transactions. In such instances, the individual investors in each respective LLC will generally indemnify us against losses, if any, incurred in connection with its corporate guarantee. Additionally, we provide operational and administrative support to the LLCs in which it is a partner. As of December 31, 2012, we held interests in six active LLCs.

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

Pension plan benefits are to be paid to eligible employees after retirement based primarily on years of credited service and participants’ compensation. The Company uses a December 31 measurement date. Effective December 31, 2002, the Company froze the benefits under the pension plan. The change in benefit obligation, pension plan assets and funded status as of and for the years ended December 31, 2012 and 2011 are as follows:

Change in Benefit Obligation
(in thousands)	2012	2011
Benefit obligations at beginning of year	$23,846	$20,489
Interest cost	1,077	1,095
Actuarial loss	1,707	2,995
Benefit paid	(750)	(733)
Benefit obligations at end of year	$25,880	$23,846

Change in Plan Assets
(in thousands)	2012	2011
Fair value of plan assets at beginning of year	$14,041	$14,059
Actual gain (loss) on plan assets	2,154	(260)
Benefits paid	(750)	(733)
Employer contribution	1,595	975
Fair value of plan assets at end of year	$17,040	$14,041

Funded Status
(in thousands)	2012	2011
Funded status	$(8,840)	$(9,805)
Unrecognized net actuarial loss/accumulated other comprehensive loss	11,512	11,365
Net amount recognized	$2,672	$1,560

A summary of our pension plan projected benefit obligation, accumulated obligation and fair value of pension plan assets at December 31, are as follows:

(in thousands)	2012	2011
Projected benefit obligation	$25,880	$23,846
Accumulated benefit obligation (“ABO”)	25,880	23,846
Fair value of plan assets	17,040	14,041
ABO less fair value of plan assets	8,840	9,805

Amounts recognized in the consolidated balance sheets at December 31, are as follows:

(in thousands)	2012	2011
Current Liabilities	$660	$1,595
Noncurrent Liabilities	8,180	8,210
Total Amount Recognized	$8,840	$9,805

Net Periodic Benefit Cost

The components of net periodic benefit cost are as follows:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Interest cost	$1,077	$1,095	$1,088
Expected return on plan assets	(1,278)	(1,234)	(1,218)
Recognized net actuarial cost	685	353	154
Net periodic benefit cost	$484	$214	$24

Change in Accumulated Other Comprehensive Loss

	Year Ended December 31,
(in thousands)	2012	2011	2010
Beginning of year	$(11,365)	$(7,230)	$(6,365)
Net actuarial losses	(832)	(4,488)	(1,019)
Amortization of net gains	685	353	154
Change in accumulated other comprehensive loss	$(11,512)	$(11,365)	$(7,230)

Pension Plan Assets

Our target pension plan asset allocation and actual pension plan allocation of assets at December 31, are as follows:

	Allocation	2012	2011
Asset Category
Equity securities	70%	71%	73%
Debt securitites and cash	30	29	27
	100%	100%	100%

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

Fair Value Measurement

The following table presents our plan assets using the fair value hierarchy as of December 31, 2012 and 2011.

Fair Value Measurement
(in thousands)	2012	2011
Level 1
Equity securities	$12,113	$10,205
Debt securities and cash	4,927	3,836
Level 2	—	—
Level 3	—	—
	$17,040	$14,041

Investments in Equity and Debt Securities are valued at the net asset value of units held at the end of the period based upon the value of the underlying investments as determined by quoted market prices. These investments are classified as Level 1.

Contributions

The Company contributed $1.6, $1.0 and $0.9 million to the pension plan during the years ended December 31, 2012, 2011 and 2010, respectively. The Company expects to make contributions of approximately $0.7 million in 2013.

Estimated Future Benefit Payments

The following benefit payments are expected to be paid:

(in thousands)
2013	$843
2014	890
2015	939
2016	1,002
2017	1,076
2018 to 2022	6,243

Pension Plan Assumptions

The following weighted-average assumptions were used as of each of the years ended December 31, as follows:

	2012	2011	2010
Weighted-average actuarial assumptions used to determine benefit obligations:
Discount rate	4.09%	4.67%	5.92%
Expected return on assets	8.00%	8.00%	8.00%

Weighted-average actuarial assumptions used to determine net periodic benefit cost:
Discount rate	4.67%	5.42%	5.92%
Expected return on assets	8.00%	8.00%	8.00%
Rate of compensation increase	N/A	N/A	N/A

These assumptions are reviewed on an annual basis. In determining the expected return on asset assumption, the Company evaluates the long-term returns earned by the pension plan, the mix of investments that comprise pension plan assets and forecasts of future long-term investment returns.

Other Employee Benefits

The Company also sponsors a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”) and covers substantially all of the Company’s employees. Employees may contribute annually up to 60% of their base compensation on a pre-tax basis (subject to Internal Revenue Service limitation). The company matching contribution is 50% of the first 6% of base compensation that an employee contributes. We made matching contributions to the plan of approximately $1.8, $1.4 and $1.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company is self-insured for employee health care up to $140,000 per member per plan year and aggregate claims up to 125% of expected claims per plan year. Also, the Company purchases workers’ compensation and automobile liability coverage with related deductibles. The Company is liable for up to $250,000 per individual workers’ compensation claim and up to $250,000 per accident for automobile liability claims. Self-insurance and deductible costs are included in other accrued expenses in the consolidated balance sheets and are accrued based upon the aggregate of the liability for reported claims and an actuarially determined estimated liability for claims development and incurred but not reported.

15.      Income Taxes

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Current - State	$471	$385	$291
Deferred	(3,040)	(8,728)	1,401
	$(2,569)	$(8,343)	$1,692

Reconciliations between the Company’s effective income tax rate and the U.S. statutory rate follow:

	Year Ended December 31,
	2012	2011	2010
Statutory U.S. Federal income tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of U.S. Federal income tax	(2.9)	(3.4)	(4.0)
Valuation allowance	29.3	5.8	42.2
Permanent items	0.8	2.3	1.0
Deferred item adjustments	0.9	2.7	2.0
Effective income tax rate	(6.9)%	(27.6)%	6.2%

The components of the Company’s overall deferred tax assets and liabilities at December 31 are as follows:

(in thousands)	2012	2011
Deferred tax assets
Accounts receivable	$790	$753
Accrued compensation and pension	11,170	8,593
Inventories	999	494
Other assets	1,015	2,263
Unrealized loss on cash flow hedge	—	1,868
Unrealized loss on pension	4,522	4,464
Net operating loss carryforwards	72,317	62,577
Deferred tax assets	90,813	81,012
Valuation allowance	(25,800)	(15,052)
Total deferred tax assets	65,013	65,960

Deferred tax liabilities
Accelerated depreciation and amortization	(129,590)	(128,503)
Prepaid assets	(849)	(786)
Total deferred tax liabilities	(130,439)	(129,289)

Net deferred tax liabilities	$(65,426)	$(63,329)

At December 31, 2012, the Company had available unused federal net operating loss carryforwards of approximately $184.3 million. The net operating loss carryforwards will expire at various dates from 2019 through 2033.

We evaluate the recoverability of our deferred tax assets by scheduling the expected reversals of deferred tax assets and liabilities in order to determine whether net operating loss carry forwards are recoverable prior to expiration. During 2010, we determined that it was no longer more likely than not that all of our net operating loss carry forwards will be recovered prior to their expiration based on the expected reversals of these deferred tax assets and liabilities, future earnings, or other assumptions. Accordingly, we established a valuation allowance of $12.0 million during 2010 to recognize this uncertainty. The 2011 acquisitions of the stock of Emergent Group and the stock of a surgical laser equipment service provider resulted in the recording of larger deferred tax liabilities than deferred tax assets on the opening balance sheets for each acquisition.  This was due to deferred tax liabilities that were recorded for intangible and fixed assets.  Together, each of these discrete events, at the date of acquisition, had the effect of reducing our valuation allowance by approximately $9.0 million, although this amount was offset by approximately $12.0 million of additional valuation allowance resulting from year-to-date losses. Our January 3, 2012 acquisition resulted in the recording of deferred tax liabilities on the opening balance sheet due to higher book than tax basis for fixed assets and amortizable intangible assets.   This discrete event had the one-time effect of reducing our valuation allowance by approximately $3.4 million on that date, though this amount was offset by approximately $14.1 million of additional valuation allowance resulting from year-to-date losses. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

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

Our evaluation was performed for the tax years ended December 31, 2012, 2011 and 2010, which are the tax years that remain subject to examination by major tax jurisdictions as of December 31, 2012.

A reconciliation of the beginning and ending amount of unrecognized tax benefit for the years ended December 31, 2012, 2011 and 2010:

(in thousands)
Unrecognized tax benefits balance at January 1, 2010	$2,100
Gross increases for tax positions in 2010	—
Unrecognized tax benefits balance at December 31, 2010	2,100
Gross increases for tax positions in 2011	1,653
Unrecognized tax benefits balance at December 31, 2011	3,753
Gross increases for tax positions in 2012	45
Unrecognized tax benefits balance at December 31, 2012	$3,798

Included in the unrecognized tax benefits as of December 31, 2012 are $3.1 million of tax benefits that, if recognized, would decrease the effective tax rate. The current year decrease was related to the expiration of applicable statute of limitations. The effect of current year decrease was offset by an increase to the valuation allowance.

16.      Consolidating Financial Statements

In accordance with the provisions of the 2007 Indenture and the 2012 Indenture, as a 100%-owned subsidiary of UHS, Surgical Services has jointly and severally guaranteed all the Company’s Obligations (as defined in each of the 2007 Indenture and the 2012 Indenture) on a full and unconditional basis. Consolidating financial information of UHS and the guarantors is presented on the following pages.

Universal Hospital Services, Inc.

Consolidating Balance Sheets

(in thousands, except share and per share  information)

	December 31, 2012
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated

Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts	$60,805	$7,673	$—	$68,478
Due from affiliates	25,138	—	(25,138)	—
Inventories	5,771	3,097	—	8,868
Deferred income taxes, net	2,581	1,029	—	3,610
Other current assets	4,015	265	—	4,280
Total current assets	98,310	12,064	(25,138)	85,236

Property and equipment, net:
Medical equipment, net	222,045	14,860	—	236,905
Property and office equipment, net	28,250	1,844	—	30,094
Total property and equipment, net	250,295	16,704	—	266,999

Other long-term assets:
Goodwill	283,141	52,436	—	335,577
Investment in subsidiary	54,906	—	(54,906)	—
Other intangibles, net	211,999	22,392	—	234,391
Other, primarily deferred financing costs, net	14,876	334	—	15,210
Total assets	$913,527	$103,930	$(80,044)	$937,413

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$5,038	$1,185	$—	$6,223
Book overdrafts	3,644	261	—	3,905
Due to affiliates	—	25,138	(25,138)	—
Accounts payable	20,083	5,953	—	26,036
Accrued compensation	15,005	1,951	—	16,956
Accrued interest	13,845	—	—	13,845
Dividend payable	88	—	—	88
Other accrued expenses	9,782	1,859	—	11,641
Total current liabilities	67,485	36,347	(25,138)	78,694

Long-term debt, less current portion	691,565	1,226	—	692,791
Pension and other long-term liabilities	12,679	1,698	—	14,377
Payable to Parent	21,640	—	—	21,640
Deferred income taxes, net	59,627	9,409	—	69,036

Commitments and contingencies

Equity
Common stock	—	—	—	—
Additional paid-in capital	214,481	60,019	(60,019)	214,481
Accumulated deficit	(139,751)	(5,113)	—	(144,864)
Accumulated loss in subsidiary	(5,113)	—	5,113	—
Accumulated other comprehensive loss	(9,086)	—	—	(9,086)
Total Universal Hospital Services, Inc. equity	60,531	54,906	(54,906)	60,531
Non controlling interest	—	344	—	344
Total equity	60,531	55,250	(54,906)	60,875
Total liabilities and equity	$913,527	$103,930	$(80,044)	$937,413

Universal Hospital Services, Inc.

Consolidating Balance Sheets

(in thousands, except share and per share  information)

	December 31, 2011
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$1,161	$—	$1,161
Accounts receivable, less allowance for doubtful accounts	64,898	5,694	—	70,592
Due from affiliates	3,089	—	(3,089)	—
Inventories	4,681	1,342	—	6,023
Deferred income taxes, net	9,525	435	—	9,960
Other current assets	3,855	537	—	4,392
Total current assets	86,048	9,169	(3,089)	92,128

Property and equipment, net:
Medical equipment, net	227,234	8,653	—	235,887
Property and office equipment, net	28,116	344	—	28,460
Total property and equipment, net	255,350	8,997	—	264,347

Other long-term assets:
Goodwill	283,141	42,770	—	325,911
Investment in subsidiary	58,214	—	(58,214)	—
Other intangibles, net	223,487	17,953	—	241,440
Other, primarily deferred financing costs, net	13,036	70	—	13,106
Total assets	$919,276	$78,959	$(61,303)	$936,932

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$4,253	$1,374	$—	$5,627
Interest rate swap	4,755	—	—	4,755
Book overdrafts	3,614	—	—	3,614
Due to affiliates	—	3,089	(3,089)	—
Accounts payable	27,131	1,507	—	28,638
Accrued compensation	10,084	1,487	—	11,571
Accrued interest	4,937	—	—	4,937
Dividend payable	771	—	—	771
Other accrued expenses	11,509	1,564	—	13,073
Total current liabilities	67,054	9,021	(3,089)	72,986

Long-term debt, less current portion	663,649	1,821	—	665,470
Pension and other long-term liabilities	11,328	1,653	—	12,981
Payable to Parent	19,019	—	—	19,019
Deferred income taxes, net	65,425	7,864	—	73,289

Commitments and contingencies

Equity
Common stock	—	—	—	—
Additional paid-in capital	214,294	60,019	(60,019)	214,294
Accumulated deficit	(107,861)	(1,805)	—	(109,666)
Accumulated loss in subsidiary	(1,805)	—	1,805	—
Accumulated other comprehensive loss	(11,827)	—	—	(11,827)
Total Universal Hospital Services, Inc. equity	92,801	58,214	(58,214)	92,801
Non controlling interest	—	386	—	386
Total equity	92,801	58,600	(58,214)	93,187
Total liabilities and equity	$919,276	$78,959	$(61,303)	$936,932

Universal Hospital Services, Inc.

Consolidating Statements of Operations

(in thousands)

`	Year Ended December 31, 2012
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Revenue
Medical equipment outsourcing	$252,533	$50,185	$—	$302,718
Technical and professional services	82,236	—	—	82,236
Medical equipment sales and remarketing	30,372	—	—	30,372
Total revenues	365,141	50,185	—	415,326

Cost of Revenue
Cost of medical equipment outsourcing	82,907	27,845	—	110,752
Cost of technical and professional services	62,428	—	—	62,428
Cost of medical equipment sales and remarketing	23,641	—	—	23,641
Medical equipment depreciation	65,776	4,985	—	70,761
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	234,752	32,830	—	267,582
Gross margin	130,389	17,355	—	147,744

Selling, general and administrative	91,230	18,017	—	109,247
Restructuring, acquisition and integration expenses	6,665	809	—	7,474
Operating income (loss)	32,494	(1,471)	—	31,023

Equity in earnings of subsidiary	(2,554)	—	2,554	—
Loss on extinguishment of debt	12,339	—	—	12,339
Interest expense	53,704	1,993	—	55,697
(Loss) income before income taxes and non controlling interest	(36,103)	(3,464)	2,554	(37,013)

Benefit for income taxes	(1,659)	(910)	—	(2,569)
Consolidated net loss before non controlling interest	(34,444)	(2,554)	2,554	(34,444)
Net income attributable to non controlling interest	—	754	—	754
Net loss attributable to Universal Hospital Services, Inc.	$(34,444)	$(3,308)	$2,554	$(35,198)

Universal Hospital Services, Inc.

Consolidating Statements of Operations

(in thousands)

	Year Ended December 31, 2011
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Revenue
Medical equipment outsourcing	$250,489	$25,421	$—	$275,910
Technical and professional services	54,058	—	—	54,058
Medical equipment sales and remarketing	25,188	—	—	25,188
Total revenues	329,735	25,421	—	355,156

Cost of Revenue
Cost of medical equipment outsourcing	84,030	13,673	—	97,703
Cost of technical and professional services	40,518	—	—	40,518
Cost of medical equipment sales and remarketing	19,734	—	—	19,734
Medical equipment depreciation	65,928	2,104	—	68,032
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	210,210	15,777	—	225,987
Gross margin	119,525	9,644	—	129,169

Selling, general and administrative	91,258	9,690	—	100,948
Acquisition and integration expenses	1,802	1,681	—	3,483
Operating income	26,465	(1,727)	—	24,738

Equity in earnings of subsidiary	(1,354)	—	1,354	—
Interest expense	54,779	241	—	55,020
(Loss) income before income taxes and non controlling interest	(29,668)	(1,968)	1,354	(30,282)

Benefit for income taxes	(7,729)	(614)	—	(8,343)
Consolidated net loss before non controlling interest	(21,939)	(1,354)	1,354	(21,939)
Net income attributable to non controlling interest	451	451	(451)	451
Net loss attributable to Universal Hospital Services, Inc.	$(22,390)	$(1,805)	$1,805	$(22,390)

Universal Hospital Services, Inc.

Consolidating Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31, 2012
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Consolidated net loss	$(34,444)	$(2,554)	$2,554	$(34,444)
Other comprehensive income:
Loss on minimum pension liability, net of tax	(146)	—	—	(146)
Gain on cash flow hedge, net of tax	2,887	—	—	2,887
Total other comprehensive income	2,741	—	—	2,741
Comprehensive loss	(31,703)	(2,554)	2,554	(31,703)
Comprehensive income attributable to non controlling interest	—	754	—	754
Comprehensive loss attributable to Universal Hospital Services, Inc.	$(31,703)	$(3,308)	$2,554	$(32,457)

Universal Hospital Services, Inc.

Consolidating Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31, 2011
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

Universal Hospital Services, Inc.

Consolidating Statements of Cash Flows

(in thousands)

	Year Ended December 31, 2012
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Cash flows from operating activities:
Consolidated net loss	$(34,444)	$(2,554)	$2,554	$(34,444)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	76,039	5,591	—	81,630
Amortization of intangibles, deferred financing costs and bond premium	15,019	3,228	—	18,247
Non-cash write off of deferred financing cost	2,541	—	—	2,541
Equity in earnings of subsidiary	2,554	—	(2,554)	—
Tender premium for purchase of notes	9,798	—	—	9,798
Provision for doubtful accounts	977	133	—	1,110
Provision for inventory obsolescence	324	149	—	473
Non-cash stock-based compensation expense - net	3,305	62	—	3,367
Non-cash gain on trade-in of recalled equipment	(15,872)	—	—	(15,872)
Gain on sales and disposals of equipment	(1,754)	(46)	—	(1,800)
Deferred income taxes	(503)	(2,537)	—	(3,040)
Changes in operating assets and liabilities:
Accounts receivable	3,116	(622)	—	2,494
Due from (to) affiliates	(21,832)	21,832	—	—
Inventories	(1,414)	(907)	—	(2,321)
Other operating assets	422	39	—	461
Accounts payable	(1,916)	(102)	—	(2,018)
Other operating liabilities	12,847	(942)	—	11,905
Net cash provided by operating activities	49,207	23,324	—	72,531
Cash flows from investing activities:
Medical equipment purchases	(54,217)	(4,314)	—	(58,531)
Property and office equipment purchases	(7,190)	(169)	—	(7,359)
Proceeds from disposition of property and equipment	6,638	73	—	6,711
Acquisitions, net of cash acquired	(436)	(13,982)	—	(14,418)
Net cash used in investing activities	(55,205)	(18,392)	—	(73,597)
Cash flows from financing activities:
Proceeds under senior secured credit facility	116,500	—	—	116,500
Payments under senior secured credit facility	(103,000)	—	—	(103,000)
Payments of principal under capital lease obligations	(4,980)	(1,395)	—	(6,375)
Purchase of refinanced bonds	(405,000)	—	—	(405,000)
Payments on acquired debt	—	(4,163)	—	(4,163)
Proceeds from issuance of bonds	425,000	—	—	425,000
Distributions to non controlling interests	—	(796)	—	(796)
Proceeds from exercise of parent company stock options	150	—	—	150
Dividend and equity distribution payments	(1,393)	—	—	(1,393)
Tender premium for purchase of notes	(9,798)	—	—	(9,798)
Payment of deferred financing costs	(11,511)	—	—	(11,511)
Change in book overdrafts	30	261	—	291
Net cash provided by (used in) financing activities	5,998	(6,093)	—	(95)
Net change in cash and cash equivalents	—	(1,161)	—	(1,161)

Cash and cash equivalents at the beginning of period	—	1,161	—	1,161
Cash and cash equivalents at the end of period	$—	$—	$—	$—

Universal Hospital Services, Inc.

Consolidating Statements of Cash Flows

(in thousands)

	Year Ended December 31, 2011
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surigical Services	Adjustments	Consolidated
Cash flows from operating activities:
Consolidated net loss	$(20,585)	$(1,354)	$—	$(21,939)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	75,004	2,244	—	77,248
Amortization of intangibles, deferred financing costs and bond premium	15,964	6,036	—	22,000
Provision for doubtful accounts	907	(8)	—	899
Provision for inventory obsolescence	134	—	—	134
Non-cash stock-based compensation expense	4,276	—	—	4,276
Non-cash gain on trade-in of recalled equipment	(13,710)	—	—	(13,710)
Loss (gain) on sales and disposals of equipment	(1,902)	6	—	(1,896)
Deferred income taxes	(7,342)	(1,386)	—	(8,728)
Changes in operating assets and liabilities:
Accounts receivable	(5,843)	(827)	—	(6,670)
Due from (to) affiliates	(3,089)	3,089	—	—
Inventories	(53)	(20)	—	(73)
Other operating assets	(715)	899	—	184
Accounts payable	4,772	(597)	—	4,175
Other operating liabilities	899	892	—	1,791
Net cash provided by operating activities	48,717	8,974	—	57,691
Cash flows from investing activities:
Medical equipment purchases	(75,747)	(1,814)	—	(77,561)
Property and office equipment purchases	(9,488)	(69)	—	(9,557)
Proceeds from disposition of property and equipment	3,864	5	—	3,869
Acquisitions, net of cash acquired	(66,519)	(4,931)	1,480	(69,970)
Net cash used in investing activities	(147,890)	(6,809)	1,480	(153,219)
Cash flows from financing activities:
Proceeds under senior secured credit facility	166,250	—	—	166,250
Payments under senior secured credit facility	(204,650)	—	—	(204,650)
Payments of principal under capital lease obligations	(4,267)	(1,568)	—	(5,835)
Payoff of acquired debt	—	(472)	—	(472)
Payment of deferred financing costs	(4,458)	—	—	(4,458)
Proceeds from issuance of bonds	178,938	—	—	178,938
Accrued interest received from bondholders	661	—	—	661
Accrued interest paid to bondholders	(661)	—	—	(661)
Distributions to non controlling interests	—	(451)	—	(451)
Contributions from new members to limited liability companies	—	7	—	7
Proceeds from exercise of Parent company stock options	41	—	—	41
Dividend and equity distribution payments	(32,729)	—	—	(32,729)
Change in book overdrafts	48	—	—	48
Net cash provided by (used in) financing activities	99,173	(2,484)	—	96,689
Net change in cash and cash equivalents	—	(319)	1,480	1,161

Cash and cash equivalents at the beginning of period	—	1,480	(1,480)	—
Cash and cash equivalents at the end of period	$—	$1,161	$—	$1,161

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

18.      Business Segments

The Company operates in three reportable segments:

•      Medical equipment outsourcing is the segment through which the Company provides medical equipment outsourcing services to its customers, including more than 4,290 acute care hospitals and 4,425 alternate site providers in the United States, including some of the nation’s premier health care institutions.

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

The Company identifies its segments based on its organizational structure and its internal reporting.

	Year Ended December 31,
(in thousands)	2012	2011	2010

Medical Equipment Outsourcing
Net sales	$302,718	$275,910	$245,145
Medical equipment depreciation	70,761	68,032	69,496
Gross margin	121,205	110,175	89,439
Assets	465,192	461,285	409,315
Amortization	13,771	17,252	11,625
Technical and Professional Services
Net sales	82,236	54,058	44,426
Gross margin	19,808	13,540	12,736
Assets	83,791	84,483	85,175
Amortization	692	692	692
Medical Equipment Sales and Remarketing
Net sales	30,372	25,188	22,541
Gross margin	6,731	5,454	6,199
Assets	18,603	18,603	18,603
Corporate and Unallocated
Assets	369,827	372,561	319,935
Amortization and depreciation	11,467	10,636	9,926
Capital Expenditures	65,890	87,118	76,998
Total Company Assets, Amortization and Depreciation and Capital Expenditures
Assets	937,413	936,932	833,028
Amortization and depreciation	96,691	96,612	91,739
Capital Expenditures	65,890	87,118	76,998
Total Gross Margin and Reconciliation to Loss Before Income Taxes
Total gross margin	147,744	129,169	108,374
Selling, general and administrative	109,247	100,948	89,336
Restructuring, acquisition and integration expense	7,474	3,483	—
Loss on extinguishment of debt	12,339	—	—
Interest expense	55,697	55,020	46,457
Loss before income taxes	$(37,013)	$(30,282)	$(27,419)

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

For the years ended December 31, 2012, 2011 and 2010, we recognized recalled equipment net gains of approximately $18.6, $15.4 and $0 million, respectively, of which approximately $15.9, $13.7 and $0 million were non-cash gains. Non-cash gains resulted from receiving a replacement pump for a recalled pump rather than receiving a direct cash reimbursement. The gains are a result of the fair market value of the replacement pump less the net book value of the recalled pump. Such gains have been recognized as an offset to cost of revenue in our consolidated statements of operations.

20.          Restructuring

The Company is undergoing a management reorganization. This will have the effect of streamlining our management ranks and refocusing our approach to delivering solutions to customers.  This results in severances, relocations, retirements and changed responsibilities across our management ranks resulting in approximately $7.2 million of one-time charges which was recorded under the Restructuring, acquisition and integration expenses in the Consolidated Statements of Operations during 2012.

We incurred restructuring expense of $7.2 million during 2012, the majority of which related to severances, recruiting and other related expenses. In addition, we recorded $0.6 million for cancellation of outstanding stock options for certain terminated employees, which was recorded as reduction to Payable to Parent in the Consolidated Balance Sheets. The restructuring expense impact was recorded under the Corporate and Unallocated segment. As of December 31, 2012, $3.0 million of the restructuring cost has been paid and the remaining $4.8 million was a liability which is expected to be paid out by the end of the fourth quarter of 2013 and is included in the Other accrued expenses in the Consolidated Balance Sheets.

21.          Concentration

One customer accounted for approximately 13%, 3% and 0% of total revenue in 2012, 2011 and 2010, respectively.

22.          Subsequent Event

On February 12, 2013, the Company issued $220.0 million in aggregate principal amount of 7.625% Second Lien Senior Secured Notes due 2020 (the “New Notes”), which mature on August 15, 2020, as “additional notes” pursuant to the 2012 Indenture dated as of August 7, 2012. The New Notes were issued in a private placement, at a premium of 106.375% for an aggregate total of approximately $230.0 million in net proceeds and are subject to the same terms as the 2012 Notes under the 2012 Indenture. The premium is being amortized over the remaining life of the New Notes. The Company used the net proceeds from the sale of the New Notes to fund the redemption of all of its outstanding Floating Rate Notes. In connection with the issuance of the New Notes, the Company entered into a registration rights agreement with the initial purchasers of the New Notes.

In connection with preparing the audited consolidated financial statements for the year ended December 31, 2012, we have evaluated subsequent events for potential recognition and disclosure through the date of this filing.