Form 10-Q
period 2013-03-31
UNIVERSAL HOSPITAL SERVICES INC
filed 2013-05-15
CIK 886171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of common stock outstanding as of May 15, 2013:  1,000

Universal Hospital Services, Inc.

PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements — Unaudited

Universal Hospital Services, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share information)

(unaudited)

	March 31,	December 31,
	2013	2012
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts of $2,015 at March 31, 2013 and December 31, 2012	73,977	68,478
Inventories	9,455	8,868
Deferred income taxes, net	3,595	3,610
Other current assets	4,277	4,280
Total current assets	91,304	85,236

Property and equipment, net:
Medical equipment, net	235,465	236,905
Property and office equipment, net	30,258	30,094
Total property and equipment, net	265,723	266,999

Other long-term assets:
Goodwill	335,577	335,577
Other intangibles, net	230,828	234,391
Other, primarily deferred financing costs, net	16,492	15,210
Total assets	$939,924	$937,413

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$5,959	$6,223
Book overdrafts	6,174	3,905
Accounts payable	30,467	26,036
Accrued compensation	20,311	16,956
Accrued interest	6,512	13,845
Dividend payable	88	88
Other accrued expenses	12,418	11,641
Total current liabilities	81,929	78,694

Long-term debt, less current portion	701,518	692,791
Pension and other long-term liabilities	14,893	14,377
Payable to Parent	21,444	21,640
Deferred income taxes, net	69,641	69,036

Commitments and contingencies (Note 10)

Equity
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Additional paid-in capital	214,481	214,481
Accumulated deficit	(155,222)	(144,864)
Accumulated other comprehensive loss	(9,086)	(9,086)
Total Universal Hospital Services, Inc. equity	50,173	60,531
Non controlling interest	326	344
Total equity	50,499	60,875
Total liabilities and equity	$939,924	$937,413

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Revenue
Medical equipment outsourcing	$81,995	$77,384
Technical and professional services	21,249	20,129
Medical equipment sales and remarketing	7,114	6,368
Total revenues	110,358	103,881

Cost of Revenue
Cost of medical equipment outsourcing	33,874	29,323
Cost of technical and professional services	17,031	15,768
Cost of medical equipment sales and remarketing	5,694	4,753
Medical equipment depreciation	17,897	16,906
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	74,496	66,750
Gross margin	35,862	37,131

Selling, general and administrative	29,525	27,659
Restructuring, acquisition and integration expenses	53	104
Operating income	6,284	9,368

Loss on extinguishment of debt	1,853	—
Interest expense	13,877	15,499
Loss before income taxes and non controlling interest	(9,446)	(6,131)

Provision (benefit) for income taxes	731	(3,169)
Consolidated net loss	(10,177)	(2,962)
Net income attributable to non controlling interest	181	182
Net loss attributable to Universal Hospital Services, Inc.	$(10,358)	$(3,144)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2013	2012

Consolidated net loss	$(10,177)	$(2,962)
Other comprehensive income:
Gain on cash flow hedge, net of tax of $1,113	—	1,720
Total other comprehensive income	—	1,720
Comprehensive loss	(10,177)	(1,242)
Comprehensive income attributable to non controlling interest	181	182
Comprehensive loss attributable to Universal Hospital Services, Inc.	$(10,358)	$(1,424)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Consolidated net loss	$(10,177)	$(2,962)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	20,450	19,574
Amortization of intangibles, deferred financing costs and bond premium	4,294	4,749
Non-cash write off of deferred financing cost	1,853	—
Provision for doubtful accounts	735	168
Provision for inventory obsolescence	115	55
Non-cash stock-based compensation expense - net	(196)	1,075
Non-cash gain on trade-in of recalled equipment	—	(1,356)
Gain on sales and disposals of equipment	(710)	(436)
Deferred income taxes	620	(2,279)
Changes in operating assets and liabilities:
Accounts receivable	(6,234)	(6,245)
Inventories	(702)	(1,244)
Other operating assets	54	(1,633)
Accounts payable	(384)	(1,692)
Other operating liabilities	(2,685)	16,256
Net cash provided by operating activities	7,033	24,030
Cash flows from investing activities:
Medical equipment purchases	(11,004)	(12,560)
Property and office equipment purchases	(2,322)	(1,639)
Proceeds from disposition of property and equipment	1,430	958
Holdback payment related to acquisition	(1,655)	—
Acquisitions, net of cash acquired	—	(11,445)
Net cash used in investing activities	(13,551)	(24,686)
Cash flows from financing activities:
Proceeds under senior secured credit facility	35,300	31,600
Payments under senior secured credit facility	(29,800)	(23,100)
Payments of principal under capital lease obligations	(1,304)	(1,813)
Payments of floating rate notes	(230,000)	—
Payments on acquired debt	—	(3,163)
Proceeds from issuance of bonds	234,025	—
Accrued interest received from bondholders	8,620	—
Accrued interest paid to bondholders	(8,620)	—
Distributions to non controlling interests	(199)	(182)
Contributions from new members to limited liability companies	—	17
Proceeds from exercise of parent company stock options	—	150
Dividend and equity distribution payments	—	(763)
Payment of deferred financing costs	(3,773)	—
Change in book overdrafts	2,269	(3,049)
Net cash provided by (used in) financing activities	6,518	(303)
Net change in cash and cash equivalents	—	(959)

Cash and cash equivalents at the beginning of period	—	1,161
Cash and cash equivalents at the end of period	$—	$202

Supplemental cash flow information:
Interest paid	$20,909	$965
Income taxes (refunded) paid	(33)	487
Non-cash activities:
Medical equipment purchases included in accounts payable (at end of period)	$11,141	$10,551
Capital lease additions	439	2,070

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Basis of Presentation

The interim consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by Universal Hospital Services, Inc. (“we”, “our”, “us”, the “Company”, or “UHS”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2012 Annual Report on Form 10-K filed with the SEC.

The interim consolidated financial statements presented herein as of March 31, 2013, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  These adjustments are all of a normal, recurring nature.  The results of operations for any interim period are not necessarily indicative of results for the full year.

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

A description of our significant accounting policies is included in our 2012 Annual Report on Form 10-K. There have been no material changes to these policies for the quarter ended March 31, 2013.

Principles of Consolidation

The consolidated financial statements include the accounts of UHS and its 100%-owned subsidiary, UHS Surgical Services, Inc. (“Surgical Services”). In addition, in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), we have accounted for our equity investments in entities in which we are the primary beneficiary under the full consolidation method. All significant intercompany transactions and balances have been eliminated through consolidation. As the primary beneficiary, we consolidate the limited liability companies (“LLCs”) referred to in Note 12, Limited Liability Companies, as we effectively receive the majority of the benefits from such entities and we provide equipment lease guarantees for such entities.

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

In February 2013, the FASB issued ASU No. 2013-02: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”) which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material effect on our consolidated financial statements.

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

On January 3, 2012, we completed the acquisition of all of the outstanding stock of a Florida-based surgical laser equipment service provider for total consideration of approximately $16.1 million. The total consideration consists of $11.0 million of cash paid at closing, $3.2 million of debt assumed that was paid off upon closing, and $1.9 million of holdback amounts, of which $0.2 million was paid in 2012 and $1.7 million was paid in January 2013.

Acquisitions completed during the year ended 2012 are not material individually or in the aggregate.

All acquisitions were funded primarily from our existing senior secured credit facility.

4.                                      Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 are summarized in the following table by type of inputs applicable to the fair value measurements:

	Fair Value at March 31, 2013				Fair Value at December 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Contingent Consideration	$—	$—	$2,035	$2,035	$—	$—	$2,033	$2,033

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

During 2012, we recorded a contingent consideration liability, in the form of an earn-out payment, related to our acquisitions in the total amount of $2.1 million. The contingent consideration payments are based on achieving certain revenue results.

The fair value of the liability was estimated using a discounted cash flow approach with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement. The significant inputs in the Level 3 measurement not supported by market activity included our assessments of expected future cash flows during the earn-out period, related to the assets acquired, appropriately discounted considering the uncertainties associated with the obligation, and calculated based on estimated revenues in accordance with the terms of the agreement. During the three months ended March 31, 2013, $0.03 million in earn-out was paid.

The assumptions used in preparing the discounted cash flow analysis included estimates of interest rates and the timing and amount of incremental cash flows.

A reconciliation of the beginning and ending balance for the Level 3 measurement are as follows:

Balance at December 31, 2012	$2,033
Interest	32
Payments	(30)
Balance at March 31, 2013	$2,035

Fair Value of Other Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts receivable, accounts payable, accrued liabilities and senior secured credit facility, approximates fair value due to their short maturities. The fair value of our outstanding 2012 Notes, Add-on Notes and Floating Rate Notes (each  as defined in Note 9, Long-Term Debt) as of March 31, 2013 and December 31, 2012, based on the quoted market price for the same or similar issues of debt, which represents a Level 2 fair value measurement, is approximately:

	March 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value

2012 notes - 7.625%	$425.0	$457.4	$425.0	$448.4
Add-on notes - 7.625% (1)	233.8	236.5	—	—
Floating rate notes	—	—	230.0	229.1

(1)  The carrying value of the Add-on notes - 7.625% includes unamortized bond premium of $13.8 million.

5.                                      Goodwill and Other Intangible Assets

Our goodwill as of March 31, 2013 and December 31, 2012, by reporting segment, consist of the following:

	Medical	Technical and	Sales	Corporate
	Equipment	Professional	and	and
(in thousands)	Outsourcing	Services	Remarketing	Unallocated	Total

Balance at December 31, 2011	$251,653	$55,655	$18,603	$—	$325,911
Acquisitions	9,666	—	—	—	9,666
Balance at December 31, 2012	261,319	55,655	18,603	—	335,577
Acquisitions	—	—	—	—	—
Balance at March 31, 2013	$261,319	$55,655	$18,603	$—	$335,577

Our other intangible assets as of March 31, 2013 and December 31, 2012 consist of the following:

	March 31, 2013			December 31, 2012
		Accumulated			Accumulated
(in thousands)	Cost	Amortization	Net	Cost	Amortization	Net

Finite-life intangibles
Customer relationship	$115,731	$(63,141)	$52,590	$115,731	$(60,368)	$55,363
Supply agreement	26,000	(14,381)	11,619	26,000	(13,655)	12,345
Technology databases	7,217	(7,145)	72	7,217	(7,127)	90
Non-compete agreements	780	(247)	533	780	(203)	577
Favorable lease agreements	134	(120)	14	134	(118)	16
Total finite-life intangibles	149,862	(85,034)	64,828	149,862	(81,471)	68,391
Indefinite-life intangibles
Trade names	166,000	—	166,000	166,000	—	166,000
Total intangible assets	$315,862	$(85,034)	$230,828	$315,862	$(81,471)	$234,391

Total amortization expense related to intangible assets for the three months ended March 31, 2013 and 2012 was $3.6 and $4.1 million, respectively.

The estimated future amortization expense for identifiable intangible assets during the remainder of 2013 and the next five years is as follows:

(in thousands)

Remainder of 2013	$10,190
2014	12,835
2015	11,930
2016	10,805
2017	7,514
2018	5,931

6.                                      Equity

The following tables represent changes in equity that are attributable to our shareholders and non controlling interests for the three month periods ended March 31, 2013 and 2012.

			Accumulated
	Additional		Other
	Paid-in	Accumulated	Comprehensive	Non controlling	Total
(in thousands)	Capital	Deficit	Loss	Interests	Equity

Balance at December 31, 2012	$214,481	$(144,864)	$(9,086)	$344	$60,875
Net (loss) income	—	(10,358)	—	181	(10,177)
Cash distributions to non controlling interests	—	—	—	(199)	(199)
Balance at March 31, 2013	$214,481	$(155,222)	$(9,086)	$326	$50,499

			Accumulated
	Additional		Other
	Paid-in	Accumulated	Comprehensive	Non controlling	Total
(in thousands)	Capital	Deficit	Loss	Interests	Equity

Balance at December 31, 2011	$214,294	$(109,666)	$(11,827)	$386	$93,187
Net (loss) income	—	(3,144)	—	182	(2,962)
Other comprehensive income	—	—	1,720	—	1,720
Cash distributions to non controlling interests	—	—	—	(182)	(182)
Contributions from new members to non controlling interest	—	—	—	17	17
Balance at March 31, 2012	$214,294	$(112,810)	$(10,107)	$403	$91,780

7.                                      Stock-Based Compensation

During the three months ended March 31, 2013, activity under the 2007 Stock Option Plan (the “2007 Stock Option Plan”), of UHS Holdco, Inc., our parent company (“Parent”), was as follows:

(in thousands except exercise price and years)	Number of Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)

Outstanding at December 31, 2012	36,668	$1.12	$11,253	5.6
Granted	—	—
Exercised	—	—
Forfeited or expired	(3,562)	1.04

Outstanding at March 31, 2013	33,106	$1.13	$9,957	5.5

Exercisable at March 31, 2013	26,479	$1.05	$9,748	4.6

Remaining authorized options available for issue	10,581

The exercise price of the stock option award is equal to the market value of Parent’s common stock on the grant date as determined reasonably and in good faith by Parent’s Board of Directors and compensation committee and based on an analysis of a variety of factors including peer group multiples, merger and acquisition multiples, and discounted cash flow analyses.

The intrinsic value of a stock award is the amount by which the market value of the underlying stock exceeds the exercise price of the award.

We determine the fair value of stock options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on a straight-line basis over the options’ expected vesting periods. There were no stock options granted during the three months ended March 31, 2013.

Expected volatility is based on an independent valuation of the stock of companies within our peer group.  Given the lack of a true comparable company, the peer group consists of selected public health care companies representing our suppliers, customers and competitors within certain product lines.  The risk free-interest rate is based on the U.S. Treasury yield curve in effect at the grant date based on the expected option life.  The expected option life represents the result of the “simplified” method applied to “plain vanilla” options granted during the period, as provided within Accounting Standards Codification (“ASC”) Topic 718, “Compensation - Stock Compensation.”  Parent used the simplified method as Parent does not have sufficient historical exercise experience to provide a basis upon which to estimate the expected term.

Although Parent grants stock options, the Company recognizes compensation expense related to these options since the services are performed for its benefit.  Along with this expense, which is primarily included in Selling, General and Administrative expense, the Company records an offsetting Payable to Parent liability which is not expected to be settled within the next twelve months.

At March 31, 2013, unearned non-cash stock-based compensation that we expect to recognize as expense over a weighted average period of 2.4 years totals approximately $3.4 million, net of our estimated forfeiture rate of 2.0%. The expense could be accelerated upon the sale of Parent or the Company.

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

Also on June 8, 2011, the Board of Directors declared an equity distribution of $0.12 per option to holders of outstanding options on the Parent’s stock on June 10, 2011 that vested on December 31, 2011 and 2012 and are scheduled to vest on December 31, 2013, 2014 and 2015.

Our consolidated balance sheet as of March 31, 2013 and December 31, 2012 reflect the related current dividend payable and long-term dividend payable included in Payable to Parent for estimated amounts to be paid to holders of options expected to vest on December 31, 2013 through 2015 based on an estimated option forfeiture rate of 2% annually.

9.                                      Long-Term Debt

Long-term debt consists of the following:

	March 31,	December 31,
(in thousands)	2013	2012
2012 notes - 7.625%	$425,000	$425,000
Add-on notes - 7.625%	220,000	—
Floating rate notes	—	230,000
Unamortized bond premium	13,828	—
Senior secured credit facility	33,500	28,000
Capital lease obligations	15,149	16,014
	707,477	699,014
Less: Current portion of long-term debt	(5,959)	(6,223)
Total long-term debt	$701,518	$692,791

2012 Notes — 7.625%. On August 7, 2012, we issued $425.0 million in aggregate principal amount of 7.625% Second Lien Senior Secured Notes (the “2012 Notes”) which mature on August 15, 2020.  All of the 2012 Notes were issued under an indenture dated as of August 7, 2012 (the “2012 Indenture”). The 2012 Indenture provides that the 2012 Notes are our second lien senior secured obligations and are fully and unconditionally guaranteed on a second lien senior secured basis by our existing and certain of our future 100%-owned domestic subsidiaries.

Interest on the 2012 Notes is payable, entirely in cash, semiannually, in arrears, on February 15 and August 15 of each year, beginning on February 15, 2013. We may redeem some or all of the 2012 Notes at the redemption prices set forth in the 2012 Indenture.  If we sell certain assets or undergo certain kinds of changes of control, we must offer to repurchase the 2012 Notes.

Our 2012 Notes are subject to certain debt covenants which are described below under the heading “2012 Indenture.”

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

Add-on Notes - 7.625%. On February 12, 2013, we issued $220.0 million in aggregate principal amount of 7.625% Second Lien Senior Secured Notes due 2020 (the “Add-on Notes”), which mature on August 15, 2020, as “additional notes” pursuant to the 2012 Indenture. The Add-on Notes were issued in a private placement, at a premium of 106.375% for an aggregate total of approximately $230.0 million in net proceeds and are subject to the same terms as the 2012 Notes under the 2012 Indenture. The premium is being amortized over the remaining life of the Add-on Notes. We used the net proceeds from the sale of the Add-on Notes to fund the redemption of all of our outstanding Floating Rate Notes (as defined below).

In connection with the issuance of the Add-on Notes, we entered into a registration rights agreement with the initial purchasers of the Add-on Notes. On April 5, 2013, our Registration Statement on Form S-4, filed to register the exchange of the Add-on Notes for fully registered Add-on Notes, was declared effective by the SEC and we commenced our exchange offer. The exchange offer expired on May 6, 2013 and on May 10, 2013 we completed an offer to exchange all of the then outstanding Add-on Notes for an equivalent amount of Add-on Notes which have been registered under the Securities Act of 1933, as amended. We did not receive any additional proceeds from the exchange offer.

Floating Rate Notes.  On May 31, 2007, we issued $230.0 million aggregate principal amount of floating rate notes (the “Floating Rate Notes”) due 2015.  Interest on the Floating Rate Notes was reset for each semi-annual interest period and was calculated at the current LIBOR rate plus 3.375%.

On March 14, 2013, we redeemed all of our outstanding Floating Rate Notes. The proceeds of the Add-on Notes were used to fund the redemption.

Senior Secured Credit Facility.  On July 31, 2012, we entered into a Second Amended and Restated Credit Agreement with Bank of America, N.A., as agent for the lenders, and the lenders party thereto (the “Second Amended Credit Agreement”), which amended our then-existing senior secured credit facility originally dated as of May 31, 2007 and amended and restated as of May 6, 2010. We refer to the second amended and restated senior secured credit facility as the “senior secured credit facility.” The senior secured credit facility is a first lien senior secured asset based revolving credit facility that is available for working capital and general corporate purposes, including permitted investments, capital expenditures and debt repayments, on a fully revolving basis, subject to the terms and conditions set forth in the credit documents in the form of revolving loans, swing line loans and letters of credit. The Second Amended Credit Agreement increased the aggregate amount we  may obtain under revolving loans from $195.0 million to $235.0 million and extended the maturity date to July 31, 2017.  Our obligations under the Second Amended Credit Agreement are secured by a first priority security interest in substantially all of our assets, excluding a pledge of our and Parent’s stock, any joint ventures and certain other exceptions.  Our obligations under the Second Amended Credit Agreement are unconditionally guaranteed by our parent, UHS Holdco, Inc. and our restricted subsidiaries.

As of March 31, 2013, we had $167.7 million of availability under the senior secured credit facility based on a borrowing base of $204.7 million less borrowings of $33.5 million and after giving effect to $3.5 million used for letters of credit.

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

At March 31, 2013, we had $33.5 million of borrowings outstanding of which $30.0 million was accruing interest at a rate of 2.703% and $3.5 million was accruing interest at the prime rate of 4.75%.

2012 Indenture. Our 2012 Notes are guaranteed, jointly and severally, on a second priority senior secured basis, by Surgical Services, and are also similarly guaranteed by certain of our future 100%-owned domestic subsidiaries. The 2012 Notes are our second priority senior secured obligations and rank (i) equal in right of payment with all of our existing and future unsubordinated indebtedness, and effectively senior to any such unsecured indebtedness to the extent of the value of collateral; (ii) senior in right of payment to all of our and our guarantors’ existing and future subordinated indebtedness; (iii) effectively junior to our senior secured credit facility; and (iv) structurally subordinated to any indebtedness and other liabilities (including trade payables) of any of our future subsidiaries that are not guarantors.

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

We were in compliance with all financial debt covenants for all periods presented.

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

As of March 31, 2013, we were not a party to any other pending legal proceedings the adverse outcome of which could reasonably be expected to have a material effect on our operating results, financial position or cash flows.

11.                               Related Party Transactions

Management Agreement

On May 31, 2007, we and Irving Place Capital Merchant Manager III, L.P. (“IPC”) entered into a professional services agreement pursuant to which IPC provides general advisory and management services to us with respect to financial and operating matters.  IPC is a principal owner of Parent, and the following members of our board of directors are associated with IPC:  Michael Feiner, Robert Juneja, and Bret Bowerman. In addition, David Crane, a director, provides consulting services to IPC. The professional services agreement requires us to pay an annual fee for ongoing advisory and management services equal to the greater of $0.5 million or 0.75% of our Adjusted EBITDA (as defined in the professional services agreement) for the immediately preceding fiscal year, payable in quarterly installments. The professional services agreement provides that IPC will be reimbursed for its reasonable out-of-pocket expenses in connection with certain activities undertaken pursuant to the professional services agreement and will be indemnified for liabilities incurred in connection with its role under the professional services agreement, other than for liabilities resulting from its gross negligence or willful misconduct. The term of the professional services agreement commenced on May 31, 2007 and will remain in effect unless and until either party notifies the other of its desire to terminate, we are sold to a third-party purchaser or we consummate a qualified initial public offering, as defined in the professional services agreement. Total professional services fees incurred to IPC were $0.3 and $0.3 million for the three month periods ended March 31, 2013 and 2012, respectively.

Business Relationship

In the ordinary course of business, we entered into an operating lease for our Minneapolis, Minnesota district office with Ryan  Fund V, LLC (“Ryan”), which began on May 1, 2007.  One member of our board of directors is also a limited partner in Ryan which has ownership interest in an LLC that owns the property. Total rent expense to Ryan were $0.1 and $0.1 million during the three month periods ended March 31, 2013 and 2012, respectively.

In the ordinary course of business, we entered into engagement letters with CTPartners, LLC (“CTPartners”) in September of 2012 and January of 2013 to conduct searches for certain executive positions.  One member of our board of directors, Michael Feiner, is also a director of CTPartners.  Total fees incurred to CTPartners was $0.1 million for the three month periods ended March 31, 2013.

The Company believes that the aforementioned arrangements and relationships were provided in the ordinary course of business at prices and on terms similar to those that would result from arm’s length negotiation between unrelated parties.

12.                               Limited Liability Companies

We participate with others in the formation of LLCs in which Surgical Services becomes a partner and shares the financial interest with the other investors. Surgical Services is the primary beneficiary of these LLCs. These LLCs acquire certain medical equipment for use in their respective business activities, which generally focus on surgical procedures. The LLCs will acquire medical equipment for rental purposes under equipment financing leases. At March 31, 2013, the LLCs had approximately $0.7 million of total assets. The third party investors in each respective LLC generally provide the lease financing company with individual proportionate lease guarantees based on their respective ownership percentages in the LLCs. In addition, Surgical Services will provide such financing companies with its corporate guarantee based on its respective ownership interest in each LLC. In certain instances, Surgical Services has provided such financing companies with an overall corporate guarantee in connection with equipment financing transactions. In such instances, the individual investors in each respective LLC will generally indemnify us against losses, if any, incurred in connection with its corporate guarantee. Additionally, we provide operational and administrative support to the LLCs in which it is a partner. As of March 31, 2013, we held interests in six active LLCs.

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

13.                               Segment Information

Our reporting segments consist of Medical Equipment Outsourcing, Technical and Professional Services, and Medical Equipment Sales and Remarketing. Certain operating information for our segments as well as a reconciliation of total Company gross margin to loss before income tax was as follows:

Medical Equipment Outsourcing

(in thousands)

	Three Months Ended March 31,
	2013	2012
Revenues	$81,995	$77,384
Cost of revenue	33,874	29,323
Medical equipment depreciation	17,897	16,906
Gross margin	$30,224	$31,155

Technical and Professional Services

(in thousands)

	Three Months Ended March 31,
	2013	2012
Revenues	$21,249	$20,129
Cost of revenue	17,031	15,768
Gross margin	$4,218	$4,361

Medical Equipment Sales and Remarketing

(in thousands)

	Three Months Ended March 31,
	2013	2012
Revenues	$7,114	$6,368
Cost of revenue	5,694	4,753
Gross margin	$1,420	$1,615

Total Gross Margin and Reconciliation to Loss Before Income Taxes and Non Controlling Interest

(in thousands)

	Three Months Ended March 31,
	2013	2012
Total gross margin	$35,862	$37,131
Selling, general and administrative	29,525	27,659
Restructuring, acquisition and integration expenses	53	104
Loss on extinguishment of debt	1,853	—
Interest expense	13,877	15,499
Loss before income taxes and non controlling interest	$(9,446)	$(6,131)

Total Assets By Reporting Segment

(in thousands)

	March 31,	December 31,
	2013	2012
Medical Equipment Outsourcing	$461,803	$465,192
Technical and Professional Services	83,617	83,791
Medical Equipment Sales and Remarketing	18,603	18,603
Corporate and Unallocated	375,901	369,827
Total Company Assets	$939,924	$937,413

14.                               Pension Plan

The components of net periodic pension costs are as follows:

	Three Months Ended March 31,
(in thousands)	2013	2012
Interest cost	$261	$274
Expected return on plan assets	(291)	(320)
Recognized net actuarial loss	235	177
Net periodic cost	$205	$131

Future benefit accruals for all participants were frozen as of December 31, 2002.  We made required contributions of $0 and $0.2 million during the three months ended March 31, 2013 and 2012, respectively.

15.                               Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We evaluate the recoverability of our deferred tax assets by scheduling the expected reversals of deferred tax assets and liabilities in order to determine whether net operating loss carry forwards are recoverable prior to expiration and have established a valuation allowance in accordance with ASC Topic 740. The tax expense for the three months ended March 31, 2013 primarily relates to a discrete item to record a deferred tax liability for adjustments in connection with the tax amortization of indefinite-life goodwill. The Company will continue to incur deferred tax expense in the future as tax amortization occurs. The expected tax benefit from operating loss during the three months ended March 31, 2013 was offset by the recording of additional valuation allowance. Our January 3, 2012 acquisition resulted in the recording of deferred tax liabilities on the opening balance sheet due to higher book than tax bases for fixed assets and amortizable intangible assets.  This discrete event had the one-time effect of reducing our valuation allowance by approximately $3.4 million on that date, though this amount was offset by approximately $2.5 million of additional valuation allowance resulting from year-to-date losses. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

Reconciliations between the Company’s effective income tax rate and the U.S. statutory rate are as follows:

	Three Months Ended March 31,
	2013	2012
Statutory U.S. Federal income tax rate	(35.0)%	(35.0)%
State income taxes, net of U.S. Federal income tax	(3.1)	(3.3)
Permanent items	1.0	1.2
Valuation allowance	38.2	(14.7)
Other	6.6	0.1
Effective income tax rate	7.7%	(51.7)%

At March 31, 2013, the Company had available unused federal net operating loss carryforwards of approximately $187.4 million. The net operating loss carryforwards will expire at various dates from 2019 through 2034.

16.                               Consolidating Financial Statements

In accordance with the provisions of the 2012 Indenture, as a 100%-owned subsidiary of UHS, Surgical Services has jointly and severally guaranteed all the Company’s Obligations (as defined in the 2012 Indenture) on a full and unconditional basis. Consolidating financial information of UHS and the guarantor is presented on the following pages.

Universal Hospital Services, Inc.

Consolidating Balance Sheets

(in thousands, except share and per share information)

(unaudited)

	March 31, 2013
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated

Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts	$67,317	$6,660	$—	$73,977
Due from affiliates	26,450	—	(26,450)	—
Inventories	5,994	3,461	—	9,455
Deferred income taxes, net	2,566	1,029	—	3,595
Other current assets	4,091	186	—	4,277
Total current assets	106,418	11,336	(26,450)	91,304

Property and equipment, net:
Medical equipment, net	220,536	14,929	—	235,465
Property and office equipment, net	28,406	1,852	—	30,258
Total property and equipment, net	248,942	16,781	—	265,723

Other long-term assets:
Goodwill	283,141	52,436	—	335,577
Investment in subsidiary	54,130	—	(54,130)	—
Other intangibles, net	209,275	21,553	—	230,828
Other, primarily deferred financing costs, net	16,146	346	—	16,492
Total assets	$918,052	$102,452	$(80,580)	$939,924

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$4,964	$995	$—	$5,959
Book overdrafts	5,086	1,088	—	6,174
Due to affiliates	—	26,450	(26,450)	—
Accounts payable	27,525	2,942	—	30,467
Accrued compensation	17,530	2,781	—	20,311
Accrued interest	6,512	—	—	6,512
Dividend payable	88	—	—	88
Other accrued expenses	10,466	1,952	—	12,418
Total current liabilities	72,171	36,208	(26,450)	81,929

Long-term debt, less current portion	700,331	1,187	—	701,518
Pension and other long-term liabilities	13,184	1,709	—	14,893
Payable to Parent	21,444	—	—	21,444
Deferred income taxes, net	60,749	8,892	—	69,641

Commitments and contingencies

Equity
Common stock	—	—	—	—
Additional paid-in capital	214,481	60,019	(60,019)	214,481
Accumulated deficit	(149,333)	(5,889)	—	(155,222)
Accumulated loss in subsidiary	(5,889)	—	5,889	—
Accumulated other comprehensive loss	(9,086)	—	—	(9,086)
Total Universal Hospital Services, Inc. equity	50,173	54,130	(54,130)	50,173
Non controlling interest	—	326	—	326
Total equity	50,173	54,456	(54,130)	50,499
Total liabilities and equity	$918,052	$102,452	$(80,580)	$939,924

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

Universal Hospital Services, Inc.

Consolidating Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended March 31, 2013
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Revenue
Medical equipment outsourcing	$68,685	$13,310	$—	$81,995
Technical and professional services	21,249	—	—	21,249
Medical equipment sales and remarketing	7,114	—	—	7,114
Total revenues	97,048	13,310	—	110,358

Cost of Revenue
Cost of medical equipment outsourcing	26,505	7,369	—	33,874
Cost of technical and professional services	17,031	—	—	17,031
Cost of medical equipment sales and remarketing	5,694	—	—	5,694
Medical equipment depreciation	16,487	1,410	—	17,897
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	65,717	8,779	—	74,496
Gross margin	31,331	4,531	—	35,862

Selling, general and administrative	24,890	4,635	—	29,525
Restructuring, acquisition and integration expenses	(237)	290	—	53
Operating income (loss)	6,678	(394)	—	6,284

Equity in loss of subsidiary	595	—	(595)	—
Loss on extinguishment of debt	1,853	—	—	1,853
Interest expense	13,374	503	—	13,877
Loss before income taxes and non controlling interest	(9,144)	(897)	595	(9,446)

Provision (benefit) for income taxes	1,033	(302)	—	731
Consolidated net loss	(10,177)	(595)	595	(10,177)
Net income attributable to non controlling interest	—	181	—	181
Net loss attributable to Universal Hospital Services, Inc.	$(10,177)	$(776)	$595	$(10,358)

Universal Hospital Services, Inc.

Consolidating Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended March 31, 2012
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Revenue
Medical equipment outsourcing	$65,543	$11,841	$—	$77,384
Technical and professional services	20,129	—	—	20,129
Medical equipment sales and remarketing	6,368	—	—	6,368
Total revenues	92,040	11,841	—	103,881

Cost of Revenue
Cost of medical equipment outsourcing	22,775	6,548	—	29,323
Cost of technical and professional services	15,768	—	—	15,768
Cost of medical equipment sales and remarketing	4,753	—	—	4,753
Medical equipment depreciation	15,763	1,143	—	16,906
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	59,059	7,691	—	66,750
Gross margin	32,981	4,150	—	37,131

Selling, general and administrative	24,044	3,615	—	27,659
Restructuring, acquisition and integration expenses	104	—	—	104
Operating income	8,833	535	—	9,368

Equity in earnings of subsidiary	(91)	—	91	—
Interest expense	15,151	348	—	15,499
(Loss) income before income taxes and non controlling interest	(6,227)	187	(91)	(6,131)

(Benefit) provision for income taxes	(3,265)	96	—	(3,169)
Consolidated net loss	(2,962)	91	(91)	(2,962)
Net income attributable to non controlling interest	182	182	(182)	182
Net loss attributable to Universal Hospital Services, Inc.	$(3,144)	$(91)	$91	$(3,144)

Universal Hospital Services, Inc.

Consolidating Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended March 31, 2013
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Consolidated net loss	$(10,177)	$(595)	$595	$(10,177)
Total other comprehensive income	—	—	—	—
Comprehensive loss	(10,177)	(595)	595	(10,177)
Comprehensive income attributable to non controlling interest	—	181	—	181
Comprehensive loss attributable to Universal Hospital Services, Inc.	$(10,177)	$(776)	$595	$(10,358)

Universal Hospital Services, Inc.

Consolidating Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended March 31, 2012
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Consolidated net loss	$(2,962)	$91	$(91)	$(2,962)
Other comprehensive income:
Gain on cash flow hedge, net of tax	1,720	—	—	1,720
Total other comprehensive income	1,720	—	—	1,720
Comprehensive (loss) income	(1,242)	91	(91)	(1,242)
Comprehensive income attributable to non controlling interest	182	182	(182)	182
Comprehensive loss attributable to Universal Hospital Services, Inc.	$(1,424)	$(91)	$91	$(1,424)

Universal Hospital Services, Inc.

Consolidating Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31, 2013
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Cash flows from operating activities:
Consolidated net loss	$(10,177)	$(595)	$595	(10,177)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	18,874	1,576	—	20,450
Amortization of intangibles, deferred financing costs and bond premium	3,455	839	—	4,294
Non-cash write off of deferred financing cost	1,853	—	—	1,853
Equity in loss of subsidiary	595	—	(595)	—
Provision for doubtful accounts	729	6	—	735
Provision for inventory obsolescence	89	26	—	115
Non-cash stock-based compensation expense - net	(211)	15	—	(196)
Gain on sales and disposals of equipment	(692)	(18)	—	(710)
Deferred income taxes	1,137	(517)	—	620
Changes in operating assets and liabilities:
Accounts receivable	(7,241)	1,007	—	(6,234)
Due from (to) affiliates	(1,297)	1,297	—	—
Inventories	(312)	(390)	—	(702)
Other operating assets	(13)	67	—	54
Accounts payable	16	(400)	—	(384)
Other operating liabilities	(3,619)	934	—	(2,685)
Net cash provided by operating activities	3,186	3,847	—	7,033
Cash flows from investing activities:
Medical equipment purchases	(8,569)	(2,435)	—	(11,004)
Property and office equipment purchases	(2,146)	(176)	—	(2,322)
Proceeds from disposition of property and equipment	1,410	20	—	1,430
Holdback payment related to acquisition	—	(1,655)	—	(1,655)
Net cash used in investing activities	(9,305)	(4,246)	—	(13,551)
Cash flows from financing activities:
Proceeds under senior secured credit facility	35,300	—	—	35,300
Payments under senior secured credit facility	(29,800)	—	—	(29,800)
Payments of principal under capital lease obligations	(1,075)	(229)	—	(1,304)
Payments of floating rate notes	(230,000)	—	—	(230,000)
Proceeds from issuance of bonds	234,025	—	—	234,025
Accrued interest received from bondholders	8,620	—	—	8,620
Accrued interest paid to bondholders	(8,620)	—	—	(8,620)
Distributions to non controlling interests	—	(199)	—	(199)
Payment of deferred financing costs	(3,773)	—	—	(3,773)
Change in book overdrafts	1,442	827	—	2,269
Net cash provided by financing activities	6,119	399	—	6,518
Net change in cash and cash equivalents	—	—	—	—
Cash and cash equivalents at the beginning of period	—	—	—	—
Cash and cash equivalents at the end of period	$—	$—	$—	$—

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

17.          Restructuring

The Company is completing a management reorganization. This will have the effect of streamlining our management ranks and refocusing our approach to delivering solutions to customers.  This results in severances, relocations, retirements and changed responsibilities across our management ranks resulting in approximately $7.2 million of one-time charges during 2012 and the first quarter of 2013.

We incurred restructuring expense of $0.1 million during the three months ended March 31, 2013, the majority of which related to severances, recruiting and other related expenses. In addition, we recorded $0.4 million for cancellation of outstanding stock options for certain terminated employees, which was recorded as reduction to Payable to Parent in the Consolidated Balance Sheets. The restructuring expense impact was recorded under the Corporate and Unallocated segment. As of December 31, 2012, we had $4.8 million of restructuring liability. For the quarter ended March 31, 2013, $1.5 million in restructuring charges was paid and the remaining $3.4 million is a liability which is expected to be paid out by the end of the fourth quarter of 2013 and is included in the Other accrued expenses in the Consolidated Balance Sheets.

18.          Concentration

One customer accounted for approximately13 % and 12% of total revenue for the three months ended March 31, 2013 and 2012, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the accompanying consolidated financial statements and notes.

BUSINESS OVERVIEW

Our Company

Universal Hospital Services, Inc. (“we”, “our”, “us”, the “Company”, or “UHS”) is a leading nationwide provider of medical equipment management and service solutions to the United States health care industry. Our customers include national, regional and local acute and long-term acute care hospitals, alternate site providers (such as long-term acute care hospitals, skilled nursing facilities, specialty hospitals, nursing homes, and home care providers) and medical equipment manufacturers.  We provide our customers solutions across the spectrum of the equipment life cycle as a result of our position as one of the industry’s largest purchasers and outsourcers of medical equipment. As of March 31, 2013, we owned or managed over 680,000 pieces of medical equipment consisting of over 430,000 owned or managed pieces in our Medical Equipment Outsourcing segment and over 250,000 pieces of customer owned equipment we managed in our Technical and Professional Services segment. Our diverse medical equipment outsourcing customer base includes approximately 4,300 acute care hospitals and approximately 4,400 alternate site providers.  We also have relationships with more than 200 medical equipment manufacturers and many of the nation’s largest group purchasing organizations (“GPOs”) and many of the integrated delivery networks (“IDNs”).  All of our solutions leverage our nationwide network of 83 offices and our more than 70 years of experience managing and servicing all aspects of medical equipment. Our fees are paid directly by our customers rather than by direct reimbursement from third-party payors, such as private insurers, Medicare, or Medicaid.

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

Medical Equipment Outsourcing Segment - Manage & Utilize

Our flagship business is our Medical Equipment Outsourcing segment, which accounted for $82.0 million, or approximately 74.3% of our revenues, for the three months ended March 31, 2013 and $77.4 million, or approximately 74.5% of our revenues, for the three months ended March 31, 2012. As of March 31, 2013, we owned or managed over 430,000 pieces in our Medical Equipment Outsourcing segment, primarily in the categories of respiratory therapy, newborn care, critical care, patient monitors, patient handling (which includes fall management, bariatrics, beds, stretchers and wheelchairs), pressure area management (such as therapy surfaces), wound therapy, laser and mobile surgical services. Historically, we have purchased and owned directly the equipment used in our medical equipment outsourcing programs.

We have four primary outsourcing programs:

•                  Supplemental and Peak Needs Usage;

•                  Customized Outsourcing Agreements;

•                  Asset360® Equipment Management Program, (“Asset360 Program”); and

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

Technical and Professional Services Segment - Plan & Acquire; Maintain & Repair

Our Technical and Professional Services segment accounted for $21.2 million, or approximately 19.3% of our revenues for the three months ended March 31, 2013 and $20.1 million, or approximately 19.4% of our revenues for the three months ended March 31, 2012. We leverage our over 70 years of experience and our extensive equipment database in repairing and maintaining medical equipment.  We offer a broad range of inspection, preventive maintenance, repair, logistic and consulting services through our team of over 350 technicians and professionals located throughout the United States in our nationwide network of offices and managed over 250,000 units of customer owned equipment as of March 31, 2013. In addition, as of March 31, 2013, we serviced over 430,000 units that we own or directly manage. Our Technical and Professional Service offerings provide a complementary alternative for customers that wish to own their medical equipment, but lack the infrastructure, expertise or scale to perform routine maintenance, repair, record-keeping and lifecycle analysis and planning functions.

Medical Equipment Sales and Remarketing Segment - Redeploy & Remarket

Our Medical Equipment Sales and Remarketing segment accounted for $7.1 million, or approximately 6.4%, of our revenues for the three months ended March 31, 2013 and $6.4 million, or approximately 6.1% of our revenues for the three months ended March 31, 2012. This segment includes three distinct business activities:

Medical Equipment Remarketing and Disposal. We believe we are one of the nation’s largest buyers and sellers of pre-owned medical equipment.  We buy, source, remarket and dispose of pre-owned medical equipment for our customers and for our own behalf. We provide our customers with the ability to sell their unneeded medical equipment for immediate cash or credit. We provide fair market value assessments and buy-out proposals on equipment the customer intends to trade in for equipment upgrades so that the customer can evaluate the manufacturers’ or alternative offers.  Additionally, we can assist customers in obtaining lease financing. Customers can also take advantage of our disposal services, where we dispose of equipment that has no remaining economic value in a safe and environmentally appropriate manner.

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

RESULTS OF OPERATIONS

The following discussion addresses:

•                  our financial condition as of March 31, 2013 and

•                  the results of operations for the three-month period ended March 31, 2013 and 2012.

This discussion should be read in conjunction with the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in our 2012 Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

The following table provides information on the percentages of certain items of selected financial data compared to total revenues for the three-month period ended March 31, 2013 and 2012.  The table below also indicates the percentage increase or decrease over the prior comparable period.

	Percent to Total Revenues		Percent
	Three Months Ended March		Increase
	2013	2012	(Decrease)
Revenue
Medical equipment outsourcing	74.3%	74.5%	6.0%
Technical and professional services	19.3	19.4	5.6
Medical equipment sales and remarketing	6.4	6.1	11.7
Total revenues	100.0%	100.0%	6.2

Cost of Revenue
Cost of medical equipment outsourcing	30.7	28.2	15.5
Cost of technical and professional services	15.4	15.2	8.0
Cost of medical equipment sales and remarketing	5.2	4.6	19.8
Medical equipment depreciation	16.2	16.3	5.9
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	67.5	64.3	11.6
Gross margin	32.5	35.7	(3.4)

Selling, general and administrative	26.8	26.6	6.7
Restructuring, acquisition and intergration expenses	0.0	0.1		*
Operating income	5.7	9.0	(32.9)

Loss on extinguishment of debt	1.7	—		*
Interest expense	12.6	14.9	(10.5)
Loss before income taxes and non controlling interest	(8.6)	(5.9)	54.1

Provision (benefit) for income taxes	0.7	(3.0)		*
Consolidated net loss	(9.3)%	(2.9)%		*

*Not meaningful

Consolidated Results of Operations for the three months ended March 31, 2013 compared to the three months ended March 31, 2012

Total Revenue

Total revenue for the three months ended March 31, 2013 was $110.4 million, compared with $103.9 million for the three months ended March 31, 2012, an increase of $6.5 million or 6.2%.  The increase was primarily due to additional revenue in our medical equipment outsourcing segment related to growth in the Asset360 Program of $2.4 million, growth in our laser surgical services business primarily from July 2012 acquisition of $1.5 million and an increase in peak need rental of $0.9 million.

Cost of Revenue

Total cost of revenue for the three months ended March 31, 2013 was $74.5 million compared to $66.8 million for the three months ended March 31, 2012, an increase of $7.7 million or 11.6%. The increase was primarily in our medical equipment outsourcing segment due to recall gains in 2012 of $2.5 million, growth in our laser surgical services business, which resulted in additional costs of $1.1 million, and an increase in Asset360 Program costs of $0.9 million.

Gross Margin

Total gross margin for the three months ended March 31, 2013 was $35.9 million, or 32.5% of total revenues compared to $37.1 million, or 35.7% of total revenues, for the three months ended March 31, 2012, a decrease of $1.2 million or 3.4%.  The decrease in gross margin as a percent of revenue for the quarter was primarily impacted by recall equipment gains recognized in the prior year.

Medical Equipment Outsourcing Segment — Manage & Utilize

(in thousands)

	Three Months Ended
	March 31,
	2013	2012	Change	% Change
Total revenue	$81,995	$77,384	$4,611	6.0%
Cost of revenue	33,874	29,323	4,551	15.5
Medical equipment depreciation	17,897	16,906	991	5.9
Gross margin	$30,224	$31,155	$(931)	(3.0)

Gross margin %	36.9%	40.3%

Total revenue in the Medical Equipment Outsourcing segment increased $4.6 million, or 6.0%, to $82.0 million in the first quarter of 2013 as compared to the same period of 2012.  The increase was primarily due to increased revenues of $1.5 million related to our laser surgical services businesses, net additions of Asset360 Program of $2.4 million and increased revenues from peak need rental of $0.9 million. Many of our Asset360 Program customers utilize more than one of our equipment management program offerings in areas such as infusion, patient handling, and negative pressure wound therapy. As of March 31, 2013, we had 134 such active programs within 88 hospitals, up from 118 of such programs as of December 31, 2012.

Total cost of revenue in the segment increased $4.6 million, or 15.5%, to $33.9 million in the first quarter of 2013 as compared to the same period of 2012.  This increase is attributable to the decrease in recalled equipment gains of $2.5 million due to the completion of the recall program in 2012, an increase in employee-related costs to support growth in revenue in our Asset360 Program of $0.9 million and an increase in employee-related expenses associated with our laser surgical services business of $0.8 million.

Medical equipment depreciation increased $1.0 million, or 5.9%, to $17.9 million in the first quarter of 2013 as compared to the same period of 2012. The increase in medical equipment depreciation was primarily due to the additional depreciation expense related to acquisitions in our laser surgical services business during 2012 along with increased depreciation expense related to infusion pumps and other medical equipment purchased.

Gross margin percentage for the Medical Equipment Outsourcing segment decreased from 40.3% in the first quarter of 2012 to 36.9% in the first quarter of 2013. This decrease was attributable to the recall equipment gains recognized in the prior year and an increase in depreciation.

Technical and Professional Services Segment — Plan & Acquire; Maintain & Repair

(in thousands)

	Three Months Ended
	March 31,
	2013	2012	Change	% Change
Total revenue	$21,249	$20,129	$1,120	5.6%
Cost of revenue	17,031	15,768	1,263	8.0
Gross margin	$4,218	$4,361	$(143)	(3.3)

Gross margin %	19.9%	21.7%

Total revenue in the Technical and Professional Services segment increased $1.1 million, or 5.6%, to $21.2 million in the first quarter of 2013 as compared to the same period of 2012. The increase was primarily due to an increase in BioMed360® Equipment Management Program (“BioMed360 Program”) of $0.9 million.

Total cost of revenue in the segment increased $1.3 million, or 8.0%, to $17.0 million in the first quarter of 2013 as compared to the same period of 2012. The increase is primarily attributable to the increased activity in our BioMed360 Program of $1.0 million.

Gross margin percentage for the Technical and Professional Services segment decreased from 21.7% for the first quarter of 2012 to 19.9% for the same period of 2013. Gross margin percentage will fluctuate based on the variability of third-party vendor expenses in our BioMed360 Program and supplemental service programs.

Medical Equipment Sales and Remarketing Segment — Redeploy & Remarket

(in thousands)

	Three Months Ended
	March 31,
	2013	2012	Change	% Change
Total revenue	$7,114	$6,368	$746	11.7%
Cost of revenue	5,694	4,753	941	19.8
Gross margin	$1,420	$1,615	$(195)	(12.1)

Gross margin %	20.0%	25.4%

Total revenue in the Medical Equipment Sales and Remarketing segment increased $0.7 million, or 11.7%, to $7.1 million in the first quarter of 2013 as compared to the same period of 2012. The increase was driven by an increase in brokerage and used sales of $0.3 million, infant security system installation revenue of $0.3 million, and disposables sales of $0.2 million.

Total cost of revenue in the segment increased $0.9 million, or 19.8%, to $5.7 million in the first quarter of 2013 as compared to the same period of 2012. The increase was the result of an increase in the cost of disposable sales of $0.4 million combined with an increase in cost of brokerage and used sales of $0.4 million.

Gross margin percentage for the Medical Equipment Sales and Remarketing segment decreased from 25.4% in the first quarter of 2012 to 20.0% for the same period of 2013. We expect margins and activity in this segment to fluctuate based on the transactional nature and product mix of the business, where new equipment sales generally yield a lower margin than used equipment.

Selling, General and Administrative, Restructuring, Acqusition and Integration Expenses, Loss on Entinguishment of Debt

and Interest Expense

(in thousands)

	Three Months Ended
	March 31,
	2013	2012	Change	% Change
Selling, general and administrative	$29,525	$27,659	$1,866	6.7%
Restructuring, acquisition and integration expenses	53	104	(51)	*
Loss on extinguishment of debt	1,853	—	1,853	*
Interest expense	13,877	15,499	(1,622)	(10.5)

*Not meaningful

Selling, General and Administrative

Selling, general and administrative expense increased $1.9 million, or 6.7%, to $29.5 million for the first quarter of 2013 as compared to the same period of 2012.  The increase was primarily due to an increase in outside consulting services of $1.0 million primarily due to an external review of our operations and business opportunities, an increase in employee-related salary, benefit and incentives of $0.7 million primarily due to an increase in number of employees, a gain on sale of vehicles of $0.7 million in the first quarter of 2012 and an increase in bad debt expense of $0.6 million. The increase was partially offset by decrease in stock option expense of $0.8 million due to an increase in forfeited shares and the majority of shares became fully vested by the end of 2012, as well as a decrease in amortization expense of $0.6 million due to certain intangible assets that were fully amortized during 2012. Selling, general and administrative expense as a percentage of total revenue was 26.8% and 26.6% for the quarter ended March 31, 2013 and 2012, respectively.

Restructuring, Acquisition and Integration Expenses

Restructuring, acquisition and integration expenses decreased $0.1 million to $0.1 million for the first quarter of 2013 as compared to the same period of 2012. The decrease was primarily due to higher acquisition related activities during the first quarter of 2012.

Loss on Extinguishment of Debt

For the first quarter ended 2013, we wrote off $1.9 million of unamortized deferred financing costs related to redemption of our floating rate notes.

Interest Expense

Interest expense decreased $1.6 million to $13.9 million for the first quarter of 2013 as compared to the same period of 2012. This decrease was mainly attributable to lower interest rates in the first quarter of 2013 compared to the same period of 2012.

Income Taxes

Income taxes were an expense of $0.7 million and a benefit of $3.2 million for the three months ended March 31, 2013 and 2012, respectively. The tax expense for the three months ended March 31, 2013 primarily relates to a discrete item to record a deferred tax liability for cumulative adjustments in connection with the tax amortization of indefinite-life goodwill. The Company will continue to incur deferred tax expense in the future as tax amortization occurs. The expected tax benefit from operating loss during the three months ended March 31, 2013 was offset by the recording of additional valuation allowance. Our January 3, 2012 acquisition resulted in the recording of deferred tax liabilities on the opening balance sheet due to higher book than tax basis for fixed assets and amortizable intangible assets. This discrete event had the one-time effect of reducing our valuation allowance by approximately $3.4 million on that date, though this amount was offset by approximately $2.5 million of additional valuation allowance resulting from year-to-date losses. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

Consolidated Net Loss

Consolidated net loss increased $7.2 million to $10.2 million in the first quarter of 2013 as compared to the same period of 2012.  Net loss was impacted primarily by the recalled equipment gains in 2012, higher selling, general and administrative expense and loss on extinguishment of debt in 2013.

EBITDA

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was $28.3 and $32.8 million for the three months ended March 31, 2013 and 2012, respectively.  EBITDA for the three months ended March 31, 2013, was impacted by the decrease in $2.5 million of recalled equipment gains as a result of the completion of the recall program and an increase in selling, general and administrative expense and restructuring costs.

In addition to using EBITDA internally as a measure of operational performance, we disclose it externally to assist analysts, investors and lenders in their comparisons of operational performance, valuation and debt capacity across companies with differing capital, tax and legal structures. EBITDA, however, is not a measure of financial performance under GAAP and should not be considered as an alternative to, or more meaningful than, net income as a measure of operating performance or to cash flows from operating, investing or financing activities or as a measure of liquidity.  Since EBITDA is not a measure determined in accordance with GAAP and is thus susceptible to varying interpretations and calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. EBITDA does not represent an amount of funds that is available for management’s discretionary use. A reconciliation of net loss attributable to UHS to EBITDA is included below:

	Three Months Ended
	March 31,
(in thousands)	2013	2012
Net loss attributable to Universal Hospital Services, Inc.	$(10,358)	$(3,144)
Interest expense	13,877	15,499
Provision (benefit) for income taxes	731	(3,169)
Depreciation and amortization	24,013	23,631
EBITDA	$28,263	$32,817

Other Financial Data:
Net cash provided by operating activities	$7,033	$24,030
Net cash used in investing activities	(13,551)	(24,686)
Net cash provided by (used in) financing activities	6,518	(303)

Other Operating Data (as of end of period):
Medical equipment (approximate number of owned outsourcing units)	274,000	247,000
District offices	83	83
Number of outsourcing hospital customers	4,300	4,275
Number of total outsourcing customers	8,700	8,675

SEASONALITY

Quarterly operating results are typically affected by seasonal factors.  Historically, our first and fourth quarters are the strongest, reflecting increased customer utilization during the fall and winter months.

LIQUIDITY AND CAPITAL RESOURCES

2012 Notes — 7.625%. On August 7, 2012, we issued $425.0 million in aggregate principal amount of 7.625% Second Lien Senior Secured Notes (the “2012 Notes”) which mature on August 15, 2020.  All of the 2012 Notes were issued under an indenture dated as of August 7, 2012 (the “2012 Indenture”). The 2012 Indenture provides that the 2012 Notes are our second lien senior secured obligations and are fully and unconditionally guaranteed on a second lien senior secured basis by our existing and certain of our future 100%-owned domestic subsidiaries.

Add-on Notes — 7.625%. On February 12, 2013, we issued $220.0 million in aggregate principal amount of 7.625% Second Lien Senior Secured Notes due 2020 (the “Add-on Notes”), which mature on August 15, 2020, as “additional notes” pursuant to the 2012 Indenture. The Add-on Notes were issued in a private placement, at a premium of 106.375% for an aggregate total of approximately $230.0 million in net proceeds and are subject to the same terms as the 2012 Notes under the 2012 Indenture. The premium is being amortized over the remaining life of the Add-on Notes. We used the net proceeds from the sale of the Add-on Notes to fund the redemption of all of our outstanding Floating Rate Notes (as defined below). In connection with the issuance of the Add-on Notes, we entered into a registration rights agreement with the initial purchasers of the Add-on Notes.

Floating Rate Notes.  On May 31, 2007, we issued $230.0 million aggregate principal amount of floating rate notes (the “Floating Rate Notes”) due 2015.  Interest on the Floating Rate Notes was reset for each semi-annual interest period and was calculated at the current LIBOR rate plus 3.375%.

On March 14, 2013, we redeemed all of our outstanding Floating Rate Notes. The proceeds of the Add-on Notes were used to fund the redemption.

Our principal sources of liquidity are expected to be cash flows from operating activities and borrowings under our senior secured credit facility, which provides for loans in an amount of up to $235.0 million, subject to our borrowing base. See Note 9, Long-Term Debt for details related to our senior secured credit facility. It is anticipated that our principal uses of liquidity will be to fund capital expenditures related to purchases of medical equipment, provide working capital, meet debt service requirements and finance our strategic plans.

We require substantial cash to operate our medical equipment outsourcing programs and service our debt.  Our outsourcing programs require us to invest a significant amount of cash in medical equipment purchases.  To the extent that such expenditures cannot be funded from our operating cash flow, borrowing under our senior secured credit facility or other financing sources, we may not be able to conduct our business or grow as currently planned. We anticipate additional capital investment of approximately $64.0 million during the remaining nine months of 2013. This estimate is subject to numerous assumptions, including revenue growth and number of Asset360 Program signings.

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

Net cash provided by operating activities was $7.0 and $24.0 million for the three months ended March 31, 2013 and 2012, respectively. Net cash provided by operating activities decreased during the three months ended March 31, 2013 compared to the same period of 2012 due to the debt refinancing shifting the interest cycle from December to February resulting in higher interest payments during the first quarter of 2013.

Net cash used in investing activities was $13.6 and $24.7 million for the three months ended March 31, 2013 and 2012, respectively.  The change in net cash used in investing activities was primarily the result of our January 3, 2012 acquisition of a surgical laser equipment service provider combined with lower medical equipment purchases during 2013 compared to the same period of 2012.

Net cash provided by (used in) financing activities was $6.5 and $(0.3) million for the three months ended March 31, 2013 and 2012, respectively.  During the three months ended March 31, 2013, the change in net cash used in financing activities was primarily impacted by the issuance of Add-on Notes at a premium offset by the redemption of our Floating Rate Notes.

Our cash balances were $0 million as of March 31, 2013 compared to $0.2 million as of March 31, 2012.

Based on the level of operating performance expected in 2013, we believe our cash from operations and additional borrowings under our senior secured credit facility, will meet our liquidity needs for the foreseeable future, exclusive of any borrowings that we may make to finance potential acquisitions.  However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could be adversely affected.  As of March 31, 2013, we had $167.7 million of availability under the senior secured credit facility based on a borrowing base of $204.7 million less borrowings of $33.5 million and after giving effect to $3.5 million used for letters of credit.

Our levels of borrowing are further restricted by the financial covenants set forth in our senior secured credit facility agreement and the 2012 Indenture governing our 2012 Notes and Add-on Notes, as described in Note 9, Long-Term Debt.

The Company was in compliance with all financial covenants for all periods presented.

RECENT ACCOUNTING PRONOUNCEMENT

Standard Adopted

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

In February 2013, the FASB issued ASU No. 2013-02: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”) which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material effect on our consolidated financial statements.

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

•                  risk associated with increased expenses related to our pension plan;

•                  our substantial indebtedness could adversely affect our financial health;

•                  risks associated with our ability to fund our significant cash needs;

•                  our ability to obtain funding on acceptable terms;

•                  revenue generation related to decreases in patient census or services;

•                  risks associated with another economic downturn, including potential effects on the credit markets;

•                  the effect of another global economic downturn on our customers and suppliers;

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

•                  risks associated with new healthcare laws and regulation on our business;

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

Interest Rates

We use both fixed and variable rate debt as sources of financing.  At March 31, 2013, we had approximately $707.5 million of total debt outstanding of which $33.5 million was bearing interest at variable rates. Based on variable debt levels at March 31, 2013, a 1.0 percentage point change in interest rates on variable rate debt would have resulted in annual interest expense fluctuating by approximately $0.3 million.

Fuel Costs

We are also exposed to market risks related to changes in the price of gasoline used to fuel our fleet of delivery and sales vehicles.  A hypothetical 10% increase in the first quarter of 2013 average price of unleaded gasoline, assuming gasoline usage levels for the quarter ended March 31, 2013, would lead to an annual increase in fuel costs of approximately $0.5 million.

Pension

Our pension plan assets, which were approximately $17.0 million at December 31, 2012 are subject to volatility that can be caused by fluctuations in general economic conditions. Continued market volatility and disruption could cause further declines in asset values, and if this occurs, we may need to make additional pension plan contributions and our pension expense in future years may increase. A hypothetical 10% decrease in the fair value of plan assets at December 31, 2012 would lead to a decrease in the funded status of the plan of approximately $1.7 million.

Other Market Risk

As of March 31, 2013, we have no other material exposure to market risk.

Item 4.  Controls and Procedures

(a)                                 Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

(b)                                 Changes in internal control over financial reporting

There were no changes that occurred during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings

The Company, from time to time, may become involved in litigation arising out of operations in the normal course of business. Asserted claims are subject to many uncertainties and the outcome of individual matters is not predictable. As of March 31, 2013, we were not a party to any pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results, financial position or cash flows. See the additional information in Item 1 of Part I, Note 10, Commitments and Contingencies.

Item 1A.  Risk Factors

Our business is subject to various risks and uncertainties.  Any of the risks discussed elsewhere in this Quarterly Report on Form 10-Q or our other filings with the Securities and Exchange Commission, including the risk factors set forth in our 2012 Annual Report on Form 10-K, could materially adversely affect our business, financial condition or results of operations.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

On October 5, 2012, Mr. Clevenger announced his intention to retire as the Company’s Chief Financial Officer after over 30 years of service in various financial operations and capital markets roles, the last 8 years of which have been with the Company.  Mr. Clevenger’s departure date was originally set for March 31, 2013.  On March 13, 2013, Mr. Clevenger and the Company executed an amendment to Mr. Clevenger’s transition agreement, extending Mr. Clevenger’s departure date to May 31, 2013.  A copy of the amendment to Mr. Clevenger’s transition agreement was incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K filed on March 15, 2013.

On April 12, 2013, James B. Pekarek was appointed to serve as Executive Vice President and Chief Financial Officer of the Company, effective April 29, 2013.  Mr. Pekarek will be assuming the Executive Vice President and Chief Financial Officer role from Mr. Clevenger, who announced his intended retirement on October 5, 2012 and agreed to continue on with the Company until a new Chief Financial Officer was hired.  Mr. Clevenger will continue his employment with the Company to assist with Mr. Pekarek’s transition through May 31, 2013 on the terms disclosed in Mr. Clevenger’s amended transition agreement.  The Company has appointed Mr. Clevenger to perform the functions of the Principal Financial Officer through May 15, 2013.

Item 6.         Exhibits

Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Extension Labels Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2013

Universal Hospital Services, Inc.

By	/s/ Gary D. Blackford
Gary D. Blackford,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

By	/s/ Rex T. Clevenger
Rex T. Clevenger,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)