Form 10-Q
period 2013-06-30
UNIVERSAL HOSPITAL SERVICES INC
filed 2013-08-12
CIK 886171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Number of shares of common stock outstanding as of August 12, 2013:  1,000

Universal Hospital Services, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements — Unaudited

Universal Hospital Services, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share information)

(unaudited)

	June 30,	December 31,
	2013	2012
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts of $2,015 at June 30, 2013 and December 31, 2012	$67,766	$68,478
Inventories	9,694	8,868
Deferred income taxes, net	3,284	3,610
Other current assets	5,132	4,280
Total current assets	85,876	85,236

Property and equipment, net:
Medical equipment, net	231,034	236,905
Property and office equipment, net	33,251	30,094
Total property and equipment, net	264,285	266,999

Other long-term assets:
Goodwill	335,577	335,577
Other intangibles, net	227,335	234,391
Other, primarily deferred financing costs, net	15,676	15,210
Total assets	$928,749	$937,413

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$5,382	$6,223
Book overdrafts	4,186	3,905
Accounts payable	25,926	26,036
Accrued compensation	14,056	16,956
Accrued interest	18,878	13,845
Dividend payable	88	88
Other accrued expenses	12,390	11,641
Total current liabilities	80,906	78,694

Long-term debt, less current portion	703,878	692,791
Pension and other long-term liabilities	15,134	14,377
Payable to Parent	21,835	21,640
Deferred income taxes, net	69,386	69,036

Commitments and contingencies (Note 10)

Equity
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Additional paid-in capital	214,481	214,481
Accumulated deficit	(168,065)	(144,864)
Accumulated other comprehensive loss	(9,086)	(9,086)
Total Universal Hospital Services, Inc. equity	37,330	60,531
Noncontrolling interest	280	344
Total equity	37,610	60,875
Total liabilities and equity	$928,749	$937,413

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue
Medical equipment outsourcing	$78,308	$75,081	$160,305	$152,465
Technical and professional services	21,912	22,350	43,161	42,479
Medical equipment sales and remarketing	6,769	9,264	13,883	15,631
Total revenues	106,989	106,695	217,349	210,575

Cost of Revenue
Cost of medical equipment outsourcing	34,148	19,212	68,020	48,537
Cost of technical and professional services	16,778	16,885	33,809	32,654
Cost of medical equipment sales and remarketing	5,349	7,345	11,044	12,099
Medical equipment depreciation	18,459	17,321	36,356	34,225
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	74,734	60,763	149,229	127,515
Gross margin	32,255	45,932	68,120	83,060

Selling, general and administrative	30,653	28,709	60,180	56,367
Restructuring, acquisition and integration expenses	183	190	236	294
Operating income	1,419	17,033	7,704	26,399

Loss on extinguishment of debt	—	—	1,853	—
Interest expense	13,944	14,504	27,822	30,003
Income (loss) before income taxes and noncontrolling interest	(12,525)	2,529	(21,971)	(3,604)

Provision (benefit) for income taxes	183	197	915	(2,972)
Consolidated net income (loss)	(12,708)	2,332	(22,886)	(632)
Net income attributable to noncontrolling interest	135	184	315	366
Net income (loss) attributable to Universal Hospital Services, Inc.	$(12,843)	$2,148	$(23,201)	$(998)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Consolidated net income (loss)	$(12,708)	$2,332	$(22,886)	$(632)
Other comprehensive income:
Gain on cash flow hedge, net of tax of $755 and $1,868	—	1,167	—	2,887
Total other comprehensive income	—	1,167	—	2,887
Comprehensive income (loss)	(12,708)	3,499	(22,886)	2,255
Comprehensive income attributable to noncontrolling interest	135	184	315	366
Comprehensive income (loss) attributable to Universal Hospital Services, Inc.	$(12,843)	$3,315	$(23,201)	$1,889

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Consolidated net loss	$(22,886)	$(632)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	41,675	39,673
Amortization of intangibles, deferred financing costs and bond premium	8,227	9,312
Non-cash write off of deferred financing cost	1,853	—
Provision for doubtful accounts	1,033	392
Provision for inventory obsolescence	95	182
Non-cash share-based compensation expense - net	195	2,150
Non-cash gain on trade-in of recalled equipment	—	(14,122)
Gain on sales and disposals of equipment	(801)	(695)
Deferred income taxes	676	(1,450)
Changes in operating assets and liabilities:
Accounts receivable	(321)	(9,372)
Inventories	(921)	(1,678)
Other operating assets	(792)	(2,001)
Accounts payable	(1,465)	(608)
Other operating liabilities	3,639	(3,477)
Net cash provided by operating activities	30,207	17,674
Cash flows from investing activities:
Medical equipment purchases	(28,478)	(32,082)
Property and office equipment purchases	(4,178)	(3,637)
Proceeds from disposition of property and equipment	1,929	3,935
Acquisitions, net of cash acquired	—	(11,445)
Holdback payment related to acquisition	(1,655)	—
Net cash used in investing activities	(32,382)	(43,229)
Cash flows from financing activities:
Proceeds under senior secured credit facility	43,300	72,000
Payments under senior secured credit facility	(36,800)	(39,000)
Payments of principal under capital lease obligations	(4,150)	(3,398)
Payments of floating rate notes	(230,000)	—
Payments on acquired debt	—	(3,163)
Proceeds from issuance of bonds	234,025	—
Accrued interest received from bondholders	8,620	—
Accrued interest paid to bondholders	(8,620)	—
Distributions to noncontrolling interests	(379)	(373)
Proceeds from exercise of parent company stock options	—	150
Dividend and equity distribution payments	—	(763)
Payment of deferred financing costs	(4,102)	—
Change in book overdrafts	281	(727)
Net cash provided by financing activities	2,175	24,726
Net change in cash and cash equivalents	—	(829)

Cash and cash equivalents at the beginning of period	—	1,161
Cash and cash equivalents at the end of period	$—	$332

Supplemental cash flow information:
Interest paid	$21,620	$29,424
Income taxes paid	332	798
Non-cash activities:
Medical equipment purchases included in accounts payable (at end of period)	$8,008	$8,016
Capital lease additions	4,438	3,113

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

The interim consolidated financial statements presented herein as of June 30, 2013, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  These adjustments are all of a normal, recurring nature.  The results of operations for any interim period are not necessarily indicative of results for the full year.

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

A description of our significant accounting policies is included in our 2012 Annual Report on Form 10-K. There have been no material changes to these policies for the quarter ended June 30, 2013.

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

In February 2013, the FASB issued ASU No. 2013-02 Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”) which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material effect on our consolidated financial statements.

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

4.                                      Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 are summarized in the following table by type of inputs applicable to the fair value measurements:

	Fair Value at June 30, 2013				Fair Value at December 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Contingent Consideration	$—	$—	$2,048	$2,048	$—	$—	$2,033	$2,033

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

During 2012, we recorded a contingent consideration liability, in the form of an earn-out payment, related to our acquisitions in the total amount of $2.1 million. The contingent consideration payments are based on achieving certain revenue results. The fair value of the liability was estimated using a discounted cash flow approach with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement. The significant inputs in the Level 3 measurement not supported by market activity included our assessments of expected future cash flows during the earn-out period, related to the assets acquired, appropriately discounted considering the uncertainties associated with the obligation, and calculated based on estimated revenues in accordance with the terms of the agreement. During the three and six months ended June 30, 2013, $0.02 and $0.05 million, respectively, in earn-out payments were paid.

The assumptions used in preparing the discounted cash flow analysis included estimates of interest rates and the timing and amount of incremental cash flows.

A reconciliation of the beginning and ending balance for the Level 3 measurement (in thousands) are as follows:

Balance at December 31, 2012	$2,033
Interest	64
Payments	(49)
Balance at June 30, 2013	$2,048

Fair Value of Other Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts receivable, accounts payable, accrued liabilities and senior secured credit facility, approximates fair value due to their short maturities. The fair value of our outstanding Original Notes, Add-on Notes and Floating Rate Notes (each as defined in Note 9, Long-Term Debt) as of June 30, 2013 and December 31, 2012, based on the quoted market price for the same or similar issues of debt, which represents a Level 2 fair value measurement, is approximately:

	June 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value

Original notes - 7.625%	$425.0	$446.3	$425.0	$448.4
Add-on notes - 7.625% (1)	233.5	231.0	—	—
Floating rate notes	—	—	230.0	229.1

(1)  The carrying value of the Add-on notes - 7.625% includes unamortized bond premium of $13.5 million.

5.                                      Goodwill and Other Intangible Assets

Our goodwill as of June 30, 2013 and December 31, 2012, by reporting segment, consist of the following:

	Medical	Technical and	Sales	Corporate
	Equipment	Professional	and	and
(in thousands)	Outsourcing	Services	Remarketing	Unallocated	Total

Balance at December 31, 2011	$251,653	$55,655	$18,603	$—	$325,911
Acquisitions	9,666	—	—	—	9,666
Balance at December 31, 2012	261,319	55,655	18,603	—	335,577
Acquisitions	—	—	—	—	—
Balance at June 30, 2013	$261,319	$55,655	$18,603	$—	$335,577

Our other intangible assets as of June 30, 2013 and December 31, 2012 consist of the following:

	June 30, 2013			December 31, 2012
		Accumulated			Accumulated
(in thousands)	Cost	Amortization	Net	Cost	Amortization	Net

Finite-life intangibles
Customer relationship	$115,731	$(65,846)	$49,885	$115,731	$(60,368)	$55,363
Supply agreement	26,000	(15,107)	10,893	26,000	(13,655)	12,345
Technology databases	7,217	(7,163)	54	7,217	(7,127)	90
Non-compete agreements	780	(288)	492	780	(203)	577
Favorable lease agreements	134	(123)	11	134	(118)	16
Total finite-life intangibles	149,862	(88,527)	61,335	149,862	(81,471)	68,391
Indefinite-life intangibles
Trade names	166,000	—	166,000	166,000	—	166,000
Total intangible assets	$315,862	$(88,527)	$227,335	$315,862	$(81,471)	$234,391

Total amortization expense related to intangible assets was $3.5 and $3.9 million for the three months ended June 30, 2013 and 2012, respectively, and $7.1 and $7.9 million for the six months ended June 30, 2013 and 2012, respectively.

The estimated future amortization expense for identifiable intangible assets during the remainder of 2013 and the next five years is as follows:

(in thousands)

Remainder of 2013	$6,698
2014	12,835
2015	11,930
2016	10,805
2017	7,514
2018	5,931

6.                                      Equity

The following tables represent changes in equity that are attributable to our shareholders and noncontrolling interests for the six month periods ended June 30, 2013 and 2012.

			Accumulated
	Additional		Other
	Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
(in thousands)	Capital	Deficit	Loss	Interests	Equity

Balance at December 31, 2012	$214,481	$(144,864)	$(9,086)	$344	$60,875
Net (loss) income	—	(23,201)	—	315	(22,886)
Cash distributions to noncontrolling interests	—	—	—	(379)	(379)
Balance at June 30, 2013	$214,481	$(168,065)	$(9,086)	$280	$37,610

			Accumulated
	Additional		Other
	Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
(in thousands)	Capital	Deficit	Loss	Interests	Equity

Balance at December 31, 2011	$214,294	$(109,666)	$(11,827)	$386	$93,187
Net (loss) income	—	(998)	—	366	(632)
Other comprehensive income	—	—	2,887	—	2,887
Cash distributions to noncontrolling interests	—	—	—	(373)	(373)
Balance at June 30, 2012	$214,294	$(110,664)	$(8,940)	$379	$95,069

7.                                      Share-Based Compensation

During the six months ended June 30, 2013, activity under the 2007 Stock Option Plan (the “2007 Stock Option Plan”), of UHS Holdco, Inc., our parent company (“Parent”), was as follows:

(in thousands except exercise price and years)	Number of Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)

Outstanding at December 31, 2012	36,668	$1.12	$11,253	5.6
Granted	6,150	1.40
Exercised	—	—
Forfeited or expired	(3,971)	1.05

Outstanding at June 30, 2013	38,847	$1.17	$9,838	6.0

Exercisable at June 30, 2013	26,209	$1.05	$9,661	4.4

Remaining authorized options available for issue	4,839

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

We determine the fair value of stock options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on a straight-line basis over the options’ expected vesting periods. The following assumptions were used in determining the fair value of stock options granted during the six months ended June 30, 2013 under the Black-Scholes model. There were no stock options granted during the six months ended June 30, 2012.

Six Month Ended
June 30, 2013

Risk-free interest rate	1.25%
Expected volatility	35.3%
Dividend yield	N/A
Expected option life (years)	6.75
Black-Scholdes Value of options	$0.53

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

At June 30, 2013, unearned non-cash share-based compensation that we expect to recognize as expense over a weighted average period of 2.1 years totals approximately $6.5 million, net of our estimated forfeiture rate of 2.0%. The expense could be accelerated upon the sale of Parent or the Company.

8.                                      Dividend and Equity Distribution

On June 8, 2011, the Board of Directors declared an equity distribution of $0.12 per option to holders of outstanding options on the Parent’s stock on June 10, 2011 that vested on December 31, 2011 and 2012 and are scheduled to vest on December 31, 2013, 2014 and 2015.

Our consolidated balance sheet as of June 30, 2013 and December 31, 2012 reflect the related current dividend payable and long-term dividend payable included in Payable to Parent for estimated amounts to be paid to holders of options expected to vest on December 31, 2013 through 2015 based on an estimated option forfeiture rate of 2% annually.

9.                                      Long-Term Debt

Long-term debt consists of the following:

	June 30,	December 31,
(in thousands)	2013	2012
Original notes - 7.625%	$425,000	$425,000
Add-on notes - 7.625%	220,000	—
Floating rate notes	—	230,000
Unamortized bond premium	13,459	—
Senior secured credit facility	34,500	28,000
Capital lease obligations	16,301	16,014
	709,260	699,014
Less: Current portion of long-term debt	(5,382)	(6,223)
Total long-term debt	$703,878	$692,791

Original Notes and Add-on Notes — 7.625%. On August 7, 2012, we issued $425.0 million in aggregate principal amount of 7.625% Second Lien Senior Secured Notes due 2020 (the “Original Notes”) under an indenture dated as of August 7, 2012 (the “2012 Indenture”). On February 12, 2013, we issued $220.0 million in aggregate principal amount of 7.625% Second Lien Senior Secured Notes due 2020 (the “Add-on Notes”, and along with the Original Notes, the “2012 Notes”) as “additional notes” pursuant to the 2012 Indenture. The 2012 Notes mature on August 15, 2020.

The 2012 Indenture provides that the 2012 Notes are our second lien senior secured obligations and are fully and unconditionally guaranteed on a second lien senior secured basis by our existing and certain of our future 100%-owned domestic subsidiaries.

Interest on the 2012 Notes is payable, entirely in cash, semiannually, in arrears, on February 15 and August 15 of each year. We may redeem some or all of the 2012 Notes at the redemption prices set forth in the 2012 Indenture.  If we sell certain assets or undergo certain kinds of changes of control, we must offer to repurchase the 2012 Notes.

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

Senior Secured Credit Facility.  On July 31, 2012, we entered into a Second Amended and Restated Credit Agreement with Bank of America, N.A., as agent for the lenders, and the lenders party thereto (the “Second Amended Credit Agreement”), which amended our then-existing senior secured credit facility originally dated as of May 31, 2007 and amended and restated as of May 6, 2010. We refer to the second amended and restated senior secured credit facility as the “senior secured credit facility.” The senior secured credit facility is a first lien senior secured asset based revolving credit facility that is available for working capital and general corporate purposes, including permitted investments, capital expenditures and debt repayments, on a fully revolving basis, subject to the terms and conditions set forth in the credit documents in the form of revolving loans, swing line loans and letters of credit. The Second Amended Credit Agreement increased the aggregate amount we may obtain under revolving loans from $195.0 million to $235.0 million and extended the maturity date to July 31, 2017.  Our obligations under the Second Amended Credit Agreement are secured by a first priority security interest in substantially all of our assets, excluding a pledge of our and Parent’s stock, any joint ventures and certain other exceptions.  Our obligations under the Second Amended Credit Agreement are unconditionally guaranteed by Parent and our restricted subsidiaries.

As of June 30, 2013, we had $159.2 million of availability under the senior secured credit facility based on a borrowing base of $197.9 million less borrowings of $34.5 million and after giving effect to $4.2 million used for letters of credit.

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

•                  change our line of business; and

•                  enter into hedging transactions.

The senior secured credit facility also contains a financial covenant that is triggered if our available borrowing capacity is less than $20.0 million for a certain period, which consists of a minimum ratio of trailing four-quarter Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) to cash interest expense, as such terms are defined in the senior secured credit facility.

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

At June 30, 2013, we had $34.5 million of borrowings outstanding of which $30.0 million was accruing interest at a rate of 2.693% and $4.5 million was accruing interest at the prime rate of 4.75%.

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

As of June 30, 2013, we were not a party to any pending legal proceedings the adverse outcome of which could reasonably be expected to have a material effect on our operating results, financial position or cash flows.

11.                               Related Party Transactions

Management Agreement

On May 31, 2007, we and Irving Place Capital Merchant Manager III, L.P. (“IPC”) entered into a professional services agreement pursuant to which IPC provides general advisory and management services to us with respect to financial and operating matters.  IPC is a principal owner of Parent, and the following members of our board of directors are associated with IPC:  Michael Feiner, Robert Juneja, and Bret Bowerman. In addition, David Crane, a director, provides consulting services to IPC. The professional services agreement requires us to pay an annual fee for ongoing advisory and management services equal to the greater of $0.5 million or 0.75% of our Adjusted EBITDA (as defined in the professional services agreement) for the immediately preceding fiscal year, payable in quarterly installments. The professional services agreement provides that IPC will be reimbursed for its reasonable out-of-pocket expenses in connection with certain activities undertaken pursuant to the professional services agreement and will be indemnified for liabilities incurred in connection with its role under the professional services agreement, other than for liabilities resulting from its gross negligence or willful misconduct. The term of the professional services agreement commenced on May 31, 2007 and will remain in effect unless and until either party notifies the other of its desire to terminate, we are sold to a third-party purchaser or we consummate a qualified initial public offering, as defined in the professional services agreement. Total professional services fees incurred to IPC were $0.3 and $0.2 million for the three month periods ended June 30, 2013 and 2012, respectively and $0.6 and $0.5 million for the six month periods ended June 30, 2013 and 2012, respectively.

Business Relationship

In the ordinary course of business, we entered into an operating lease for our Minneapolis, Minnesota district office with Ryan Fund V, LLC (“Ryan”), which began on May 1, 2007.  One member of our board of directors is also a limited partner in Ryan which has ownership interest in an LLC that owns the property. Total rent expense to Ryan were $0.1 and $0.1 million for the three month periods ended June 30, 2013 and 2012, respectively and $0.2 and $0.2 million for the six month periods ended June 30, 2013 and 2012, respectively.

In the ordinary course of business, we entered into engagement letters with CTPartners, LLC (“CTPartners”) in September of 2012 and January of 2013 to conduct searches for certain executive positions.  One member of our board of directors, Michael Feiner, is also a director of CTPartners. Total fees incurred to CTPartners were $0.1 and $0 million for the three month periods ended June 30, 2013 and 2012, respectively and $0.2 and $0.1 million for the six month periods ended June 30, 2013 and 2012, respectively.

The Company believes that the aforementioned arrangements and relationships were provided in the ordinary course of business.

12.                               Limited Liability Companies

We participate with others in the formation of LLCs in which Surgical Services becomes a partner and shares the financial interest with the other investors. Surgical Services is the primary beneficiary of these LLCs. These LLCs acquire certain medical equipment for use in their respective business activities, which generally focus on surgical procedures. The LLCs will acquire medical equipment for providing Surgical Services under equipment financing leases. At June 30, 2013, the LLCs had approximately $0.6 million of total assets. The third party investors in each respective LLC generally provide the lease financing company with individual proportionate lease guarantees based on their respective ownership percentages in the LLCs. In addition, Surgical Services will provide such financing companies with its corporate guarantee based on its respective ownership interest in each LLC. In certain instances, Surgical Services has provided such financing companies with an overall corporate guarantee in connection with equipment financing transactions. In such instances, the individual investors in each respective LLC will generally indemnify us against losses, if any, incurred in connection with its corporate guarantee. Additionally, we provide operational and administrative support to the LLCs in which it is a partner. As of June 30, 2013, we held interests in six active LLCs.

In accordance with guidance issued by the FASB, we account for equity investments in LLCs (in which we are the primary beneficiary) under the full consolidation method whereby transactions between Surgical Services and the LLCs have been eliminated through consolidation.

13.                               Segment Information

Our reporting segments consist of Medical Equipment Outsourcing, Technical and Professional Services, and Medical Equipment Sales and Remarketing. Certain operating information for our segments as well as a reconciliation of total Company gross margin to income (loss) before income tax and noncontrolling interest was as follows:

Medical Equipment Outsourcing

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues	$78,308	$75,081	$160,305	$152,465
Cost of revenue	34,148	19,212	68,020	48,537
Medical equipment depreciation	18,459	17,321	36,356	34,225
Gross margin	$25,701	$38,548	$55,929	$69,703

Technical and Professional Services

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues	$21,912	$22,350	$43,161	$42,479
Cost of revenue	16,778	16,885	33,809	32,654
Gross margin	$5,134	$5,465	$9,352	$9,825

Medical Equipment Sales and Remarketing

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues	$6,769	$9,264	$13,883	$15,631
Cost of revenue	5,349	7,345	11,044	12,099
Gross margin	$1,420	$1,919	$2,839	$3,532

Total Gross Margin and Reconciliation to Income (Loss) Before Income Taxes and Noncontrolling Interest

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Total gross margin	$32,255	$45,932	$68,120	$83,060
Selling, general and administrative	30,653	28,709	60,180	56,367
Restructuring, acquisition and integration expenses	183	190	236	294
Loss on extinguishment of debt	—	—	1,853	—
Interest expense	13,944	14,504	27,822	30,003
Income (loss) before income taxes and noncontrolling interest	$(12,525)	$2,529	$(21,971)	$(3,604)

Total Assets By Reporting Segment

(in thousands)

	June 30,	December 31
	2013	2012
Medical Equipment Outsourcing	$458,487	$465,192
Technical and Professional Services	83,443	83,791
Medical Equipment Sales and Remarketing	18,603	18,603
Corporate and Unallocated	368,216	369,827
Total Company Assets	$928,749	$937,413

14.                               Pension Plan

The components of net periodic pension costs are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Interest cost	$260	$265	$520	$538
Expected return on plan assets	(291)	(320)	(582)	(639)
Recognized net actuarial loss	222	166	458	343
Net periodic cost	$191	$111	$396	$242

Future benefit accruals for all participants were frozen as of December 31, 2002.  We made required contributions of $0.2 and $0.4 million during the three months ended June 30, 2013 and 2012, respectively and $0.2 and $0.6 million during the six months ended June 30, 2013 and 2012, respectively.

15.                               Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We evaluate the recoverability of our deferred tax assets by scheduling the expected reversals of deferred tax assets and liabilities in order to determine whether net operating loss carry forwards are recoverable prior to expiration and have established a valuation allowance in accordance with ASC Topic 740. The tax expense for the six months ended June 30, 2013 primarily relates to a discrete item to record a deferred tax liability for adjustments in connection with the tax amortization of indefinite-life goodwill and state minimum fees. The Company will continue to incur deferred tax expense in the future as tax amortization occurs. The expected tax benefit from operating loss during the six months ended June 30, 2013 was offset by the recording of additional valuation allowance. Our January 3, 2012 acquisition resulted in the recording of deferred tax liabilities on the opening balance sheet due to higher book than tax bases for fixed assets and amortizable intangible assets.   This discrete event had the one-time effect of reducing our valuation allowance by approximately $3.4 million on that date, though this amount was offset by approximately $2.5 million of additional valuation allowance resulting from year-to-date losses. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

At June 30, 2013, the Company had available unused federal net operating loss carryforwards of approximately $190.6 million. The net operating loss carryforwards will expire at various dates from 2019 through 2034.

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

Universal Hospital Services, Inc.

Consolidating Balance Sheets

(in thousands, except share and per share  information)

(unaudited)

	June 30, 2013
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated

Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts	$60,371	$7,395	$—	$67,766
Due from affiliates	28,800	—	(28,800)	—
Inventories	6,151	3,543	—	9,694
Deferred income taxes, net	2,255	1,029	—	3,284
Other current assets	4,918	214	—	5,132
Total current assets	102,495	12,181	(28,800)	85,876

Property and equipment, net:
Medical equipment, net	216,899	14,135	—	231,034
Property and office equipment, net	30,582	2,669	—	33,251
Total property and equipment, net	247,481	16,804	—	264,285

Other long-term assets:
Goodwill	283,141	52,436	—	335,577
Investment in subsidiary	53,442	—	(53,442)	—
Other intangibles, net	206,622	20,713	—	227,335
Other, primarily deferred financing costs, net	15,352	324	—	15,676
Total assets	$908,533	$102,458	$(82,242)	$928,749

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$4,183	$1,199	$—	$5,382
Book overdrafts	3,503	683	—	4,186
Due to affiliates	—	28,800	(28,800)	—
Accounts payable	23,296	2,630	—	25,926
Accrued compensation	12,131	1,925	—	14,056
Accrued interest	18,878	—	—	18,878
Dividend payable	88	—	—	88
Other accrued expenses	10,403	1,987	—	12,390
Total current liabilities	72,482	37,224	(28,800)	80,906

Long-term debt, less current portion	702,282	1,596	—	703,878
Pension and other long-term liabilities	13,414	1,720	—	15,134
Payable to Parent	21,835	—	—	21,835
Deferred income taxes, net	61,190	8,196	—	69,386

Commitments and contingencies

Equity
Common stock	—	—	—	—
Additional paid-in capital	214,481	60,019	(60,019)	214,481
Accumulated deficit	(161,488)	(6,577)	—	(168,065)
Accumulated loss in subsidiary	(6,577)	—	6,577	—
Accumulated other comprehensive loss	(9,086)	—	—	(9,086)
Total Universal Hospital Services, Inc. equity	37,330	53,442	(53,442)	37,330
Noncontrolling interest	—	280	—	280
Total equity	37,330	53,722	(53,442)	37,610
Total liabilities and equity	$908,533	$102,458	$(82,242)	$928,749

Universal Hospital Services, Inc.

Consolidating Balance Sheets

(in thousands, except share and per share  information)

	December 31, 2012
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts	$60,805	$7,673	$—	$68,478
Due from affiliates	25,138	—	(25,138)	—
Inventories	5,771	3,097	—	8,868
Deferred income taxes, net	2,581	1,029	—	3,610
Other current assets	4,015	265	—	4,280
Total current assets	98,310	12,064	(25,138)	85,236

Property and equipment, net:
Medical equipment, net	222,045	14,860	—	236,905
Property and office equipment, net	28,250	1,844	—	30,094
Total property and equipment, net	250,295	16,704	—	266,999

Other long-term assets:
Goodwill	283,141	52,436	—	335,577
Investment in subsidiary	54,906	—	(54,906)	—
Other intangibles, net	211,999	22,392	—	234,391
Other, primarily deferred financing costs, net	14,876	334	—	15,210
Total assets	$913,527	$103,930	$(80,044)	$937,413

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$5,038	$1,185	$—	$6,223
Book overdrafts	3,644	261	—	3,905
Due to affiliates	—	25,138	(25,138)	—
Accounts payable	20,083	5,953	—	26,036
Accrued compensation	15,005	1,951	—	16,956
Accrued interest	13,845	—	—	13,845
Dividend payable	88	—	—	88
Other accrued expenses	9,782	1,859	—	11,641
Total current liabilities	67,485	36,347	(25,138)	78,694

Long-term debt, less current portion	691,565	1,226	—	692,791
Pension and other long-term liabilities	12,679	1,698	—	14,377
Payable to Parent	21,640	—	—	21,640
Deferred income taxes, net	59,627	9,409	—	69,036

Commitments and contingencies

Equity
Common stock	—	—	—	—
Additional paid-in capital	214,481	60,019	(60,019)	214,481
Accumulated deficit	(139,751)	(5,113)	—	(144,864)
Accumulated loss in subsidiary	(5,113)	—	5,113	—
Accumulated other comprehensive loss	(9,086)	—	—	(9,086)
Total Universal Hospital Services, Inc. equity	60,531	54,906	(54,906)	60,531
Noncontrolling interest	—	344	—	344
Total equity	60,531	55,250	(54,906)	60,875
Total liabilities and equity	$913,527	$103,930	$(80,044)	$937,413

Universal Hospital Services, Inc.

Consolidating Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended June 30, 2013
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Revenue
Medical equipment outsourcing	$64,217	$14,091	$—	$78,308
Technical and professional services	21,912	—	—	21,912
Medical equipment sales and remarketing	6,769	—	—	6,769
Total revenues	92,898	14,091	—	106,989

Cost of Revenue
Cost of medical equipment outsourcing	26,262	7,886	—	34,148
Cost of technical and professional services	16,778	—	—	16,778
Cost of medical equipment sales and remarketing	5,349	—	—	5,349
Medical equipment depreciation	16,944	1,515	—	18,459
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	65,333	9,401	—	74,734
Gross margin	27,565	4,690	—	32,255

Selling, general and administrative	25,795	4,858	—	30,653
Restructuring, acquisition and integration expenses	108	75	—	183
Operating income (loss)	1,662	(243)	—	1,419

Equity in loss of subsidiary	553	—	(553)	—
Interest expense	13,375	569	—	13,944
Loss before income taxes and noncontrolling interest	(12,266)	(812)	553	(12,525)

Provision (benefit) for income taxes	442	(259)	—	183
Consolidated net loss	(12,708)	(553)	553	(12,708)
Net income attributable to noncontrolling interest	—	135	—	135
Net loss attributable to Universal Hospital Services, Inc.	$(12,708)	$(688)	$553	$(12,843)

Universal Hospital Services, Inc.

Consolidating Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended June 30, 2012
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Revenue
Medical equipment outsourcing	$62,793	$12,288	$—	$75,081
Technical and professional services	22,350	—	—	22,350
Medical equipment sales and remarketing	9,264	—	—	9,264
Total revenues	94,407	12,288	—	106,695

Cost of Revenue
Cost of medical equipment outsourcing	12,456	6,756	—	19,212
Cost of technical and professional services	16,885	—	—	16,885
Cost of medical equipment sales and remarketing	7,345	—	—	7,345
Medical equipment depreciation	16,152	1,169	—	17,321
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	52,838	7,925	—	60,763
Gross margin	41,569	4,363	—	45,932

Selling, general and administrative	23,472	5,237	—	28,709
Restructuring, acquisition and integration expenses	126	64	—	190
Operating income (loss)	17,971	(938)	—	17,033

Equity in loss of subsidiary	1,299	—	(1,299)	—
Interest expense	14,150	354	—	14,504
Income (loss) before income taxes and noncontrolling interest	2,522	(1,292)	1,299	2,529

Provision for income taxes	190	7	—	197
Consolidated net income (loss)	2,332	(1,299)	1,299	2,332
Net income attributable to noncontrolling interest	184	184	(184)	184
Net income (loss) attributable to Universal Hospital Services, Inc.	$2,148	$(1,483)	$1,483	$2,148

Universal Hospital Services, Inc.

Consolidating Statements of Operations

(in thousands)

(unaudited)

	Six Months Ended June 30, 2013
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Revenue
Medical equipment outsourcing	$132,903	$27,402	$—	$160,305
Technical and professional services	43,161	—	—	43,161
Medical equipment sales and remarketing	13,883	—	—	13,883
Total revenues	189,947	27,402	—	217,349

Cost of Revenue
Cost of medical equipment outsourcing	52,766	15,254	—	68,020
Cost of technical and professional services	33,809	—	—	33,809
Cost of medical equipment sales and remarketing	11,044	—	—	11,044
Medical equipment depreciation	33,431	2,925	—	36,356
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	131,050	18,179	—	149,229
Gross margin	58,897	9,223	—	68,120

Selling, general and administrative	50,685	9,495	—	60,180
Restructuring, acquisition and integration expenses	(129)	365	—	236
Operating income (loss)	8,341	(637)	—	7,704

Equity in loss of subsidiary	1,149	—	(1,149)	—
Loss on extinguishment of debt	1,853	—	—	1,853
Interest expense	26,750	1,072	—	27,822
Loss before income taxes and noncontrolling interest	(21,411)	(1,709)	1,149	(21,971)

Provision (benefit) for income taxes	1,475	(560)	—	915
Consolidated net loss	(22,886)	(1,149)	1,149	(22,886)
Net income attributable to noncontrolling interest	—	315	—	315
Net loss attributable to Universal Hospital Services, Inc.	$(22,886)	$(1,464)	$1,149	$(23,201)

Universal Hospital Services, Inc.

Consolidating Statements of Operations

(in thousands)

(unaudited)

	Six Months Ended June 30, 2012
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Revenue
Medical equipment outsourcing	$128,336	$24,129	$—	$152,465
Technical and professional services	42,479	—	—	42,479
Medical equipment sales and remarketing	15,631	—	—	15,631
Total revenues	186,446	24,129	—	210,575

Cost of Revenue
Cost of medical equipment outsourcing	35,231	13,306	—	48,537
Cost of technical and professional services	32,654	—	—	32,654
Cost of medical equipment sales and remarketing	12,099	—	—	12,099
Medical equipment depreciation	31,915	2,310	—	34,225
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	111,899	15,616	—	127,515
Gross margin	74,547	8,513	—	83,060

Selling, general and administrative	47,514	8,853	—	56,367
Restructuring, acquisition and integration expenses	230	64	—	294
Operating income (loss)	26,803	(404)	—	26,399

Equity in loss of subsidiary	1,208	—	(1,208)	—
Interest expense	29,302	701	—	30,003
Loss before income taxes and noncontrolling interest	(3,707)	(1,105)	1,208	(3,604)

(Benefit) provision for income taxes	(3,075)	103	—	(2,972)
Consolidated net loss	(632)	(1,208)	1,208	(632)
Net income attributable to noncontrolling interest	366	366	(366)	366
Net loss attributable to Universal Hospital Services, Inc.	$(998)	$(1,574)	$1,574	$(998)

Universal Hospital Services, Inc.

Consolidating Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended June 30, 2013				Six Months Ended June 30, 2013
	Parent	Subsidiary			Parent	Subsidiary
	Issuer	Guarantor	Consolidating		Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated	UHS	Surgical Services	Adjustments	Consolidated

Consolidated net loss	$(12,708)	$(553)	$553	$(12,708)	$(22,886)	$(1,149)	$1,149	$(22,886)
Total other comprehensive income	—	—	—	—	—	—	—	—
Comprehensive loss	(12,708)	(553)	553	(12,708)	(22,886)	(1,149)	1,149	(22,886)
Comprehensive income attributable to noncontrolling interest	—	135	—	135	—	315	—	315
Comprehensive loss attributable to Universal Hospital Services, Inc.	$(12,708)	$(688)	$553	$(12,843)	$(22,886)	$(1,464)	$1,149	$(23,201)

	Three Months Ended June 30, 2012				Six Months Ended June 30, 2012
	Parent	Subsidiary			Parent	Subsidiary
	Issuer	Guarantor	Consolidating		Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated	UHS	Surgical Services	Adjustments	Consolidated
Consolidated net income (loss)	$2,332	$(1,299)	$1,299	$2,332	$(632)	$(1,208)	$1,208	$(632)
Other comprehensive income:
Gain on cash flow hedge, net of tax	1,167	—	—	1,167	2,887	—	—	2,887
Total other comprehensive income	1,167	—	—	1,167	2,887	—	—	2,887
Comprehensive income (loss)	3,499	(1,299)	1,299	3,499	2,255	(1,208)	1,208	2,255
Comprehensive income attributable to noncontrolling interest	184	—	—	184	366	—		366
Comprehensive income (loss) attributable to Universal Hospital Services, Inc.	$3,315	$(1,299)	$1,299	$3,315	$1,889	$(1,208)	$1,208	$1,889

Universal Hospital Services, Inc.

Consolidating Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30, 2013
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Cash flows from operating activities:
Consolidated net loss	$(22,886)	$(1,149)	$1,149	(22,886)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	38,393	3,282	—	41,675
Amortization of intangibles, deferred financing costs and bond premium	6,548	1,679	—	8,227
Non-cash write off of deferred financing cost	1,853	—	—	1,853
Equity in loss of subsidiary	1,149	—	(1,149)	—
Provision for doubtful accounts	1,128	(95)	—	1,033
Provision for inventory obsolescence	112	(17)	—	95
Non-cash share-based compensation expense - net	120	75	—	195
Gain on sales and disposals of equipment	(783)	(18)	—	(801)
Deferred income taxes	1,889	(1,213)	—	676
Changes in operating assets and liabilities:
Accounts receivable	(694)	373	—	(321)
Inventories	(492)	(429)	—	(921)
Other operating assets	(853)	61	—	(792)
Accounts payable	(588)	(877)	—	(1,465)
Other operating liabilities	3,515	124	—	3,639
Net cash provided by operating activities	28,411	1,796	—	30,207
Cash flows from investing activities:
Medical equipment purchases	(25,487)	(2,991)	—	(28,478)
Property and office equipment purchases	(4,042)	(136)	—	(4,178)
Proceeds from disposition of property and equipment	1,909	20	—	1,929
Holdback payment related to acquisition	—	(1,655)	—	(1,655)
Net cash used in investing activities	(27,620)	(4,762)	—	(32,382)
Cash flows from financing activities:
Due from (to) affiliates	(3,587)	3,587	—	—
Proceeds under senior secured credit facility	43,300	—	—	43,300
Payments under senior secured credit facility	(36,800)	—	—	(36,800)
Payments of principal under capital lease obligations	(3,486)	(664)	—	(4,150)
Payments of floating rate notes	(230,000)	—	—	(230,000)
Proceeds from issuance of bonds	234,025	—	—	234,025
Accrued interest received from bondholders	8,620	—	—	8,620
Accrued interest paid to bondholders	(8,620)	—	—	(8,620)
Distributions to noncontrolling interests	—	(379)	—	(379)
Payment of deferred financing costs	(4,102)	—	—	(4,102)
Change in book overdrafts	(141)	422	—	281
Net cash provided by financing activities	(791)	2,966	—	2,175
Net change in cash and cash equivalents	—	—	—	—
Cash and cash equivalents at the beginning of period	—	—	—	—
Cash and cash equivalents at the end of period	$—	$—	$—	$—

Universal Hospital Services, Inc.

Consolidating Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30, 2012
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$576	$(1,208)	$—	$(632)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	37,140	2,533	—	39,673
Amortization of intangibles, deferred financing costs and bond premium	7,764	1,548	—	9,312
Provision for doubtful accounts	323	69	—	392
Provision for inventory obsolescence	182	—	—	182
Non-cash share-based compensation expense	2,150	—	—	2,150
Non-cash gain on trade-in of recalled equipment	(14,122)	—	—	(14,122)
Loss (gain) on sales and disposals of equipment	(700)	5	—	(695)
Deferred income taxes	(666)	(784)	—	(1,450)
Changes in operating assets and liabilities:
Accounts receivable	(7,276)	(2,096)	—	(9,372)
Inventories	(1,145)	(533)	—	(1,678)
Other operating assets	(1,745)	(256)	—	(2,001)
Accounts payable	471	(1,079)	—	(608)
Other operating liabilities	(1,992)	(1,485)	—	(3,477)
Net cash provided by operating activities	20,960	(3,286)	—	17,674
Cash flows from investing activities:
Medical equipment purchases	(30,007)	(2,075)	—	(32,082)
Property and office equipment purchases	(3,450)	(187)	—	(3,637)
Proceeds from disposition of property and equipment	3,935	—	—	3,935
Acquisitions, net of cash acquired	(436)	(11,009)	—	(11,445)
Net cash used in investing activities	(29,958)	(13,271)	—	(43,229)
Cash flows from financing activities:
Due from (to) affiliates	(20,060)	20,060	—	—
Proceeds under senior secured credit facility	72,000	—	—	72,000
Payments under senior secured credit facility	(39,000)	—	—	(39,000)
Payments of principal under capital lease obligations	(2,602)	(796)	—	(3,398)
Payoff of acquired debt	—	(3,163)	—	(3,163)
Distributions to noncontrolling interests	—	(373)	—	(373)
Proceeds from exercise of parent company stock options	150	—	—	150
Dividend and equity distribution payments	(763)	—	—	(763)
Change in book overdrafts	(727)	—	—	(727)
Net cash provided by (used in) financing activities	8,998	15,728	—	24,726
Net change in cash and cash equivalents	—	(829)	—	(829)

Cash and cash equivalents at the beginning of period	—	1,161	—	1,161
Cash and cash equivalents at the end of period	$—	$332	$—	$332

17.                               Restructuring

The Company has completed a management reorganization in order to streamline our management ranks and refocus our approach to delivering solutions to customers.  This resulted in severances, relocations, retirements and changed responsibilities across our management ranks resulting in approximately $7.4 million of one-time charges during 2012 and the first two quarters of 2013.

We incurred restructuring expense of $0.2 and $0.3 million during the three and six months ended June 30, 2013, respectively, the majority of which related to severances, recruiting and other related expenses. In addition, we recorded $0.4 million for the cancellation of outstanding stock options for certain terminated employees, which was recorded as reduction to Payable to Parent in the Consolidated Balance Sheets. The restructuring expense impact was recorded under the Corporate and Unallocated segment. As of December 31, 2012, we had $4.8 million of restructuring liability. For the six months ended June 30, 2013, $2.9 million in restructuring charges was paid and the remaining $2.1 million is a liability which is expected to be paid out by the end of the fourth quarter of 2013 and is included in the Other accrued expenses in the Consolidated Balance Sheets.

18.                               Concentration

One customer accounted for approximately 13% of total revenue for the six months ended June 30, 2013 and 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the accompanying consolidated financial statements and notes.

BUSINESS OVERVIEW

Our Company

Universal Hospital Services, Inc. (“we”, “our”, “us”, the “Company”, or “UHS”) is a leading nationwide provider of medical equipment management and service solutions to the United States health care industry. Our customers include national, regional and local acute and long-term acute care hospitals, alternate site providers (such as long-term acute care hospitals, skilled nursing facilities, specialty hospitals, nursing homes, and home care providers) and medical equipment manufacturers.  We provide our customers solutions across the spectrum of the equipment life cycle as a result of our position as one of the industry’s largest purchasers and outsourcers of medical equipment. As of June 30, 2013, we owned or managed over 680,000 pieces of medical equipment consisting of over 430,000 owned or managed pieces in our Medical Equipment Outsourcing segment and over 250,000 pieces of customer owned equipment we managed in our Technical and Professional Services segment. Our diverse medical equipment outsourcing customer base includes approximately 4,300 acute care hospitals and approximately 4,300 alternate site providers.  We also have relationships with more than 200 medical equipment manufacturers and most of the nation’s largest group purchasing organizations (“GPOs”) and many of the integrated delivery networks (“IDNs”).  All of our solutions leverage our nationwide network of 83 offices and our more than 70 years of experience managing and servicing all aspects of medical equipment. Our fees are paid directly by our customers rather than by direct reimbursement from third-party payors, such as private insurers, Medicare, or Medicaid.

We commenced operations in 1939, originally incorporated in Minnesota in 1954 and reincorporated in Delaware in 2001.  Historically, we have experienced significant and sustained growth. Our overall growth strategy is to continue to grow organically, through strategic acquisitions, and potential international growth opportunities.

As one of the nation’s leading medical equipment management and service solutions companies, we focus on offering our customers comprehensive solutions that help reduce capital and operating expenses, increase equipment and staff productivity and support improved patient safety and outcomes.

We report our financial results in three segments. Our reporting segments consist of Medical Equipment Outsourcing, Technical and Professional Services, and Medical Equipment Sales and Remarketing. We evaluate the performance of our reporting segments based on gross margin. The accounting policies of the individual reporting segments are the same as those of the entire company.

Medical Equipment Outsourcing Segment - Manage & Utilize

Our flagship business is our Medical Equipment Outsourcing segment, which accounted for $78.3 million, or approximately 73.2% of our revenues for the quarter ended June 30, 2013 and $160.3 million, or approximately 73.8% of our revenues for the six months ended June 30, 2013. As of June 30, 2013, we owned or managed over 430,000 pieces in our Medical Equipment Outsourcing segment, primarily in the categories of respiratory therapy, newborn care, critical care, patient monitors, patient handling (which includes fall management, bariatrics, beds, stretchers and wheelchairs), pressure area management (such as therapy surfaces), wound therapy, laser and mobile surgical services. Historically, we have purchased and owned directly the equipment used in our medical equipment outsourcing programs.

We have four primary outsourcing programs:

•                  Supplemental and Peak Needs Usage;

•                  Customized Outsourcing Agreements;

•                  Asset360® Equipment Management Program (“Asset360 Program”); and

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

Technical and Professional Services Segment - Plan & Acquire; Maintain & Repair

Our Technical and Professional Services segment accounted for $21.9 million, or approximately 20.5% of our revenues for the quarter ended June 30, 2013 and $43.2 million, or approximately 19.9% of our revenues for the six months ended June 30, 2013. We leverage our over 70 years of experience and our extensive equipment database in repairing and maintaining medical equipment.  We offer a broad range of inspection, preventive maintenance, repair, logistic, equipment demonstration and consulting services through our team of over 350 technicians and professionals located throughout the United States in our nationwide network of offices and managed over 250,000 units of customer owned equipment as of June 30, 2013. In addition, as of June 30, 2013, we serviced over 430,000 units that we own or directly manage. Our Technical and Professional Service offerings provide a complementary alternative for customers that wish to own their medical equipment, but lack the infrastructure, expertise or scale to perform routine maintenance, repair, record-keeping and lifecycle analysis and planning functions.

Medical Equipment Sales and Remarketing Segment - Redeploy & Remarket

Our Medical Equipment Sales and Remarketing segment accounted for $6.8 million, or approximately 6.3% of our revenues for the quarter ended June 30, 2013 and $13.9 million, or approximately 6.3% of our revenues for the six months ended June 30, 2013. This segment includes three distinct business activities:

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

RESULTS OF OPERATIONS

The following discussion addresses:

•                  our financial condition as of June 30, 2013 and

•                  the results of operations for the three-month and six-month periods ended June 30, 2013 and 2012.

This discussion should be read in conjunction with the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in our 2012 Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

The following table provides information on the percentages of certain items of selected financial data compared to total revenues for the three-month and six-month periods ended June 30, 2013 and 2012.  The table below also indicates the percentage increase or decrease over the prior comparable period.

	Percent to Total Revenues		Percent	Percent to Total Revenues		Percent
	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)
Revenue
Medical equipment outsourcing	73.2%	70.4%	4.3%	73.8%	72.4%	5.1%
Technical and professional services	20.5	20.9	(2.0)	19.9	20.2	1.6
Medical equipment sales and remarketing	6.3	8.7	(26.9)	6.3	7.4	(11.2)
Total revenues	100.0%	100.0%	0.3	100.0%	100.0%	3.2

Cost of Revenue
Cost of medical equipment outsourcing	31.9	18.0	77.7	31.3	23.1	40.1
Cost of technical and professional services	15.7	15.8	(0.6)	15.6	15.5	3.5
Cost of medical equipment sales and remarketing	5.0	6.9	(27.2)	5.1	5.7	(8.7)
Medical equipment depreciation	17.3	16.2	6.6	16.7	16.3	6.2
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	69.9	56.9	23.0	68.7	60.6	17.0
Gross margin	30.1	43.1	(29.8)	31.3	39.4	(18.0)

Selling, general and administrative	28.7	26.9	6.8	27.7	26.8	6.8
Restructuring, acquisition and intergration expenses	0.2	0.2	*	0.1	0.1	*
Operating income	1.2	16.0	(91.7)	3.5	12.5	(70.8)

Loss on extinguishment of debt	—	—	*	0.9	—	*
Interest expense	13.0	13.6	(3.9)	12.8	14.2	(7.3)
Loss before income taxes and noncontrolling interest	(11.8)	2.4	*	(10.2)	(1.7)	*

Provision (benefit) for income taxes	0.2	0.2	*	0.4	(1.4)	(130.8)
Consolidated net income (loss)	(12.0)%	2.2%	*	(10.6)%	(0.3)%	*

*Not meaningful

Consolidated Results of Operations for the three months ended June 30, 2013 compared to the three months ended June 30, 2012

Total Revenue

Total revenue for the three months ended June 30, 2013 was $107.0 million compared to $106.7 million for the three months ended June 30, 2012. The increase was primarily due to our medical equipment outsourcing segment driven by growth in our Asset360 Program of $3.1 million, growth in our laser surgical services business of $1.8 million primarily related to a July 2012 acquisition, offset by a decrease in brokerage and used sales of $2.1 million, a decrease in our peak need rental business primarily due to patient census of $1.1 million and a decrease in other outsourcing revenue of $0.7 million.

Cost of Revenue

Total cost of revenue for the three months ended June 30, 2013 was $74.7 million compared to $60.8 million for the three months ended June 30, 2012, an increase of $13.9 million or 23.0%. The increase was primarily in our medical equipment outsourcing segment due to recall gains in 2012 of $12.8 million, an increase in Asset360 Program costs of $1.2 million, growth in our laser surgical services business, which resulted in additional costs of $1.1 million, offset by a decrease in cost of brokerage and used equipment sales of $1.9 million.

Gross Margin

Total gross margin for the three months ended June 30, 2013 was $32.3 million, or 30.1% of total revenues compared to $45.9 million, or 43.1% of total revenues, for the three months ended June 30, 2012, a decrease of $13.6 million or 29.8%.  The decrease in gross margin as a percent of revenue for the quarter was primarily impacted by recall equipment gains recognized in the prior year.

Medical Equipment Outsourcing Segment — Manage & Utilize

(in thousands)

	Three Months Ended
	June 30,
	2013	2012	Change	% Change
Total revenue	$78,308	$75,081	$3,227	4.3%
Cost of revenue	34,148	19,212	14,936	77.7
Medical equipment depreciation	18,459	17,321	1,138	6.6
Gross margin	$25,701	$38,548	$(12,847)	(33.3)

Gross margin %	32.8%	51.3%

Total revenue in the Medical Equipment Outsourcing segment increased $3.2 million, or 4.3%, to $78.3 million in the second quarter of 2013 as compared to the same period of 2012.  The increase was primarily due to organic growth and the net additions of Asset360 Program of $3.1 million, increased revenues related to our laser surgical services business primarily from a July 2012 acquisition of $1.8 million, partially offset by a decrease in revenue from peak need rental of $1.1 million and other outsourcing revenue of $0.7 million. Many of our Asset360 Program customers utilize more than one of our equipment management program offerings in areas such as infusion, patient handling, and negative pressure wound therapy. As of June 30, 2013, we had 150 such active programs, up from 118 as of December 31, 2012.

Total cost of revenue in the segment increased $14.9 million, or 77.7%, to $34.1 million in the second quarter of 2013 as compared to the same period of 2012.  This increase is attributable to a decrease in recalled equipment gains of $12.8 million due to the completion of the recall program in 2012, an increase in employee-related costs to support growth in revenue in our Asset360 Program of $1.2 million and an increase in employee-related expenses associated with our laser surgical services business of $1.1 million.

Medical equipment depreciation increased $1.1 million, or 6.6%, to $18.5 million in the second quarter of 2013 as compared to the same period of 2012. The increase in medical equipment depreciation was primarily due to the additional depreciation expense related to acquisitions in our laser surgical services business during 2012 along with increased depreciation expense related to infusion pumps and other medical equipment purchased.

Gross margin percentage for the Medical Equipment Outsourcing segment decreased from 51.3% in the second quarter of 2012 to 32.8% in the second quarter of 2013. This decrease was attributable to the recall equipment gains recognized in the prior year of $12.8 million and an increase in depreciation. Gross margin percentage for the second quarter of 2012 excluding recall equipment gains was 34.2%.

Technical and Professional Services Segment — Plan & Acquire; Maintain & Repair

(in thousands)

	Three Months Ended
	June 30,
	2013	2012	Change	% Change
Total revenue	$21,912	$22,350	$(438)	(2.0)%
Cost of revenue	16,778	16,885	(107)	(0.6)
Gross margin	$5,134	$5,465	$(331)	(6.1)

Gross margin %	23.4%	24.5%

Total revenue in the Technical and Professional Services segment decreased $0.4 million, or 2.0%, to $21.9 million in the second quarter of 2013 as compared to the same period of 2012. The decrease was primarily due to a decrease in our BioMed360® Equipment Management Programs (“BioMed360 Programs”) of $0.7 million, partially offset by an increase in manufacturing services revenue of $0.3 million.

Total cost of revenue in the segment decreased $0.1 million, or 0.6%, to $16.8 million in the second quarter of 2013 as compared to the same period of 2012.

Gross margin percentage for the Technical and Professional Services segment decreased from 24.5% for the second quarter of 2012 to 23.4% for the same period of 2013. Gross margin percentage will fluctuate based on the variability of third-party vendor expenses in our BioMed360 Program and supplemental service programs.

Medical Equipment Sales and Remarketing Segment — Redeploy & Remarket

(in thousands)

	Three Months Ended
	June 30,
	2013	2012	Change	% Change
Total revenue	$6,769	$9,264	$(2,495)	(26.9)%
Cost of revenue	5,349	7,345	(1,996)	(27.2)
Gross margin	$1,420	$1,919	$(499)	(26.0)

Gross margin %	21.0%	20.7%

Total revenue in the Medical Equipment Sales and Remarketing segment decreased $2.5 million, or 26.9%, to $6.8 million in the second quarter of 2013 as compared to the same period of 2012. The decrease was primarily driven by a decrease in brokerage and used sales of $2.1 million.

Total cost of revenue in the segment decreased $2.0 million, or 27.2%, to $5.3 million in the second quarter of 2013 as compared to the same period of 2012. The decrease was primarily due to a decrease in costs related to brokerage and used sales of $1.9 million.

Gross margin percentage for the Medical Equipment Sales and Remarketing segment increased from 20.7% in the second quarter of 2012 to 21.0% for the same period of 2013. We expect margins and activity in this segment to fluctuate based on the transactional nature and product mix of the business, where new equipment sales generally yield a lower margin than used equipment.

Selling, General and Administrative, Restructuring, Acqusition and Integration Expenses and Interest Expense

(in thousands)

	Three Months Ended
	June 30,
	2013	2012	Change	% Change
Selling, general and administrative	$30,653	$28,709	$1,944	6.8%
Restructuring, acquisition and integration expenses	183	190	(7)	*
Interest expense	13,944	14,504	(560)	(3.9)

*Not meaningful

Selling, General and Administrative

Selling, general and administrative expense increased $1.9 million, or 6.8%, to $30.7 million for the second quarter of 2013 as compared to the same period of 2012.  The increase was primarily due to an increase in outside consulting services of $1.6 million primarily due to an external review of our operations and business opportunities and an increase in employee-related salary, benefit and incentives of $1.0 million primarily to support growth in the Asset360 Program. The increase was partially offset by a decrease in stock option expense of $0.7 million due to the majority of shares becoming fully vested by the end of 2012. Selling, general and administrative expense as a percentage of total revenue was 28.7% and 26.9% for the quarter ended June 30, 2013 and 2012, respectively.

Interest Expense

Interest expense decreased $0.6 million to $13.9 million for the second quarter of 2013 as compared to the same period of 2012. This decrease was mainly attributable to lower interest rates in the second quarter of 2013 compared to the same period of 2012.

Income Taxes

Income taxes were an expense of $0.2 and $0.2 million for the three months ended June 30, 2013 and 2012, respectively. The tax expense for the three months ended June 30, 2013 primarily relates to state minimum fees and amortization of indefinite-life intangibles. The Company will continue to incur deferred tax expense in the future as tax amortization occurs. The expected tax benefit from operating loss during the three months ended June 30, 2013 was offset by the recording of additional valuation allowance. Our January 3, 2012 acquisition resulted in the recording of deferred tax liabilities on the opening balance sheet due to higher book than tax basis for fixed assets and amortizable intangible assets. This discrete event had the one-time effect of reducing our valuation allowance by approximately $3.4 million on that date, though this amount was offset by approximately $2.5 million of additional valuation allowance resulting from year-to-date losses. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

Consolidated Net Loss

Consolidated net loss increased $15.0 million to $12.7 million in the second quarter of 2013 as compared to the same period of 2012.  Net loss was impacted primarily by the recall equipment gains in 2012 of $12.8 million, higher selling, general and administrative expenses of $1.9 million and a loss on extinguishment of debt in 2013 of $1.9 million.

Consolidated Results of Operations for the six months ended June 30, 2013 compared to the six months ended June 30, 2012

Total Revenue

Total revenue for the six months ended June 30, 2013 was $217.3 million compared with $210.6 million for the six months ended June 30, 2012, an increase of $6.7 million or 3.2%.  The increase was primarily due to additional revenue in our medical equipment outsourcing segment related to growth in our Asset360 Programs of $5.5 million and growth in our laser surgical services business of $3.3 million primarily from a July 2012 acquisition. The increase was partially offset by a decrease in brokerage and used sales of $2.1 million.

Cost of Revenue

Total cost of revenue for the six months ended June 30, 2013 was $149.2 million compared to $127.5 million for the six months ended June 30, 2012, an increase of $21.7 million or 17.0%. The increase was primarily in our medical equipment outsourcing segment due to recall gains in 2012 of $15.4 million, an increase in medical equipment depreciation of $2.1 million, an increase in Asset360 Program costs of $2.0 million and growth in our laser surgical services business, which resulted in additional costs of $1.9 million. The increase was partially offset by a decrease in cost of brokerage and used equipment sales of $1.5 million.

Gross Margin

Total gross margin for the six months ended June 30, 2013 was $68.1 million, or 31.3% of total revenues compared to $83.1 million, or 39.4% of total revenues, for the six months ended June 30, 2012, a decrease of $15.0 million or 18.0%.  The decrease in gross margin as a percent of revenue for the quarter was primarily impacted by recall equipment gains recognized in the prior year.

Medical Equipment Outsourcing Segment — Manage & Utilize

(in thousands)

	Six Months Ended
	June 30,
	2013	2012	Change	% Change
Total revenue	$160,305	$152,465	$7,840	5.1%
Cost of revenue	68,020	48,537	19,483	40.1
Medical equipment depreciation	36,356	34,225	2,131	6.2
Gross margin	$55,929	$69,703	$(13,774)	(19.8)

Gross margin %	34.9%	45.7%

Total revenue in the Medical Equipment Outsourcing segment increased $7.8 million, or 5.1%, to $160.3 million in the first six months of 2013 as compared to the same period of 2012.  The increase was primarily due to organic growth and the net additions of Asset360 Program of $5.5 million and increased revenue of $3.3 million related to our laser surgical services business, partially offset by a decrease in other outsourcing revenue of $1.1 million. Many of our Asset360 Program customers utilize more than one of our equipment management program offerings in areas such as infusion, patient handling, and negative pressure wound therapy. As of June 30, 2013, we had 150 such active programs, up from 118 as of December 31, 2012.

Total cost of revenue in the segment increased $19.5 million, or 40.1%, to $68.0 million in the first six months of 2013 as compared to the same period of 2012.  This increase is attributable to the decrease in recalled equipment gains of $15.4 million due to the completion of the recall program in 2012, an increase in employee-related costs to support growth in our Asset360 Programs of $2.0 million and an increase in employee-related expenses associated with our laser surgical services business of $1.9 million.

Medical equipment depreciation increased $2.1 million, or 6.2%, to $36.4 million in the first six months of 2013 as compared to the same period of 2012. The increase in medical equipment depreciation was primarily due to the additional depreciation expense related to acquisitions in our laser surgical services business during 2012 along with increased depreciation expense related to infusion pumps and other medical equipment purchased.

Gross margin percentage for the Medical Equipment Outsourcing segment decreased from 45.7% in the first six months of 2012 to 34.9% for the same period of 2013. This decrease was attributable to the recall equipment gains recognized in the prior year of $15.4 million and an increase in depreciation expense. Gross margin percentage for the first six months of 2012 excluding recall equipment gains was 35.6%.

Technical and Professional Services Segment — Plan & Acquire; Maintain & Repair

(in thousands)

	Six Months Ended
	June 30,
	2013	2012	Change	% Change
Total revenue	$43,161	$42,479	$682	1.6%
Cost of revenue	33,809	32,654	1,155	3.5
Gross margin	$9,352	$9,825	$(473)	(4.8)

Gross margin %	21.7%	23.1%

Total revenue in the Technical and Professional Services segment increased $0.7 million, or 1.6%, to $43.2 million in the first six months of 2013 as compared to the same period of 2012. The increase was primarily due to growth in our BioMed360 Programs of $0.7 million.

Total cost of revenue in the segment increased $1.2 million, or 3.5%, to $33.8 million in the first six months of 2013 as compared to the same period of 2012. The increase is primarily attributable to the increased activity in our other provider services cost of $0.9 million.

Gross margin percentage for the Technical and Professional Services segment decreased from 23.1% for the first six months of 2012 to 21.7% for the same period of 2013. Gross margin percentage will fluctuate based on the variability of third-party vendor expenses in our BioMed360 Program and supplemental service programs.

Medical Equipment Sales and Remarketing Segment — Redeploy & Remarket

(in thousands)

	Six Months Ended
	June 30,
	2013	2012	Change	% Change
Total revenue	$13,883	$15,631	$(1,748)	(11.2)%
Cost of revenue	11,044	12,099	(1,055)	(8.7)
Gross margin	$2,839	$3,532	$(693)	(19.6)

Gross margin %	20.4%	22.6%

Total revenue in the Medical Equipment Sales and Remarketing segment decreased $1.7 million, or 11.2%, to $13.9 million in the first six months of 2013 as compared to the same period of 2012. The decrease was primarily driven by a decrease in brokerage and used sales of $2.1 million, partially offset by an increase in infant security system installation revenue of $0.9 million.

Total cost of revenue in the segment decreased $1.1 million, or 8.7%, to $11.0 million in the first six months of 2013 as compared to the same period of 2012. The decrease was the result of a decrease in cost of brokerage and used sales of $1.5 million, partially offset by an increase in infant security systems installation cost of $0.7 million.

Gross margin percentage for the Medical Equipment Sales and Remarketing segment decreased from 22.6% in the first six months of 2012 to 20.4% for the same period of 2013. We expect margins and activity in this segment to fluctuate based on the transactional nature and product mix of the business, where new equipment sales generally yield a lower margin than used equipment.

Selling, General and Administrative, Restructuring, Acqusition and Integration Expenses, Loss on Entinguishment of Debt and Interest Expense

(in thousands)

	Six Months Ended
	June 30,
	2013	2012	Change	% Change
Selling, general and administrative	$60,180	$56,367	$3,813	6.8%
Restructuring, acquisition and integration expenses	236	294	(58)	*
Loss on extinguishment of debt	1,853	—	1,853	*
Interest expense	27,822	30,003	(2,181)	(7.3)

*Not meaningful

Selling, General and Administrative

Selling, general and administrative expense increased $3.8 million, or 6.8%, to $60.2 million for the first six months of 2013 as compared to the same period of 2012.  The increase was primarily due to an increase in outside consulting services of $2.4 million primarily due to an external review of our operations and business opportunities, an increase in employee-related salary, benefit and incentives of $2.5 million primarily to support growth in the Asset360 Program, an increase in bad debt expense of $0.7 million, and a gain on sale of vehicles of $0.5 million in 2012. The increase was partially offset by a decrease in stock option expense of $1.5 million due to an increase in forfeited shares and the majority of shares became fully vested by the end of 2012, as well as a decrease in amortization expense of $0.9 million due to certain intangible assets that were fully amortized during 2012. Selling, general and administrative expense as a percentage of total revenue was 27.7% and 26.8% for the six month periods ended June 30, 2013 and 2012, respectively.

Loss on Extinguishment of Debt

For the six months ended 2013, we wrote off $1.9 million of unamortized deferred financing costs related to the redemption of our floating rate notes due 2015.

Interest Expense

Interest expense decreased $2.2 million to $27.8 million for the first six months of 2013 as compared to the same period of 2012. This decrease was mainly attributable to lower interest rates in the first six months of 2013 compared to the same period of 2012.

Income Taxes

Income taxes were an expense of $0.9 million and a benefit of $3.0 million for the six months ended June 30, 2013 and 2012, respectively. The tax expense for the six months ended June 30, 2013 primarily relates to a discrete item to record a deferred tax liability for cumulative adjustments in connection with the tax amortization of indefinite-life goodwill and state minimum fees. The Company will continue to incur deferred tax expense in the future as tax amortization occurs. The expected tax benefit from operating loss during the six months ended June 30, 2013 was offset by the recording of additional valuation allowance. Our January 3, 2012 acquisition resulted in the recording of deferred tax liabilities on the opening balance sheet due to higher book than tax basis for fixed assets and amortizable intangible assets. This discrete event had the one-time effect of reducing our valuation allowance by approximately $3.4 million on that date, though this amount was offset by approximately $2.5 million of additional valuation allowance resulting from year-to-date losses. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

Consolidated Net Loss

Consolidated net loss increased $22.3 million to $22.9 million in the first six months of 2013 as compared to the same period of 2012.  Net loss was impacted primarily by the recalled equipment gains in 2012 of $15.4 million, higher selling, general and administrative expense of $3.8 million and loss on extinguishment of debt in 2013 of $1.9 million.

EBITDA

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was $54.3 and $73.6 million for the six months ended June 30, 2013 and 2012, respectively.  EBITDA for the six months ended June 30, 2013, was impacted by a decrease of $15.4 million in recalled equipment gains as a result of the completion of the recall program and an increase in selling, general and administrative expense.

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

	Six Months Ended
	June 30,
(in thousands)	2013	2012
Net loss attributable to Universal Hospital Services, Inc.	$(23,201)	$(998)
Interest expense	27,822	30,003
Provision (benefit) for income taxes	915	(2,972)
Depreciation and amortization	48,731	47,607
EBITDA	$54,267	$73,640

Other Financial Data:
Net cash provided by operating activities	$30,207	$17,674
Net cash used in investing activities	(32,382)	(43,229)
Net cash provided by financing activities	2,175	24,726

Other Operating Data (as of end of period):
Medical equipment (approximate number of owned outsourcing units)	274,000	265,000
District offices	83	83
Number of outsourcing hospital customers	4,300	4,300
Number of total outsourcing customers	8,700	8,725

SEASONALITY

Quarterly operating results are typically affected by seasonal factors.  Historically, our first and fourth quarters are the strongest, reflecting increased customer utilization during the fall and winter months.

LIQUIDITY AND CAPITAL RESOURCES

2012 Notes — 7.625%. On August 7, 2012, we issued $425.0 million in aggregate principal amount of 7.625% Second Lien Senior Secured Notes due 2020 (the “Original Notes”) under an indenture dated as of August 7, 2012 (the “2012 Indenture”). On February 12, 2013, we issued $220.0 million in aggregate principal amount of 7.625% Second Lien Senior Secured Notes due 2020 (the “Add-on Notes”, and along with the Original Notes, the “2012 Notes”), as “additional notes” pursuant to the 2012 Indenture. The 2012 Notes mature on August 15, 2020.

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

Net cash provided by operating activities was $30.2 and $17.7 million for the six months ended June 30, 2013 and 2012, respectively. Net cash provided by operating activities increased during the six months ended June 30, 2013 compared to the same period of 2012 due to increased collections on accounts receivable, debt refinancing shifting the interest cycle from June to August resulting in lower interest payments during the first six months of 2013 and a decrease in accrued interest due to lower interest rates.

Net cash used in investing activities was $32.4 and $43.2 million for the six months ended June 30, 2013 and 2012, respectively.  The change in net cash used in investing activities was primarily the result of our January 3, 2012 acquisition of a surgical laser equipment service provider.

Net cash provided by financing activities was $2.2 and $24.7 million for the six months ended June 30, 2013 and 2012, respectively.  During the six months ended June 30, 2013, the decrease in net cash provided by financing activities was primarily due to less borrowing needs due to the increase in cash provided by operations and the decrease in cash used in investing activities.

Our cash balances were $0 million as of June 30, 2013 compared to $0.3 million as of June 30, 2012.

Based on the level of operating performance expected in 2013, we believe our cash from operations and additional borrowings under our senior secured credit facility, will meet our liquidity needs for the foreseeable future, exclusive of any borrowings that we may make to finance potential acquisitions.  However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could be adversely affected.  As of June 30, 2013, we had $159.2 million of availability under the senior secured credit facility based on a borrowing base of $197.9 million less borrowings of $34.5 million and after giving effect to $4.2 million used for letters of credit.  As of June 30, 2012, we had $142.5 million of availability under the senior secured credit facility based on a borrowing base of $195.0 million less borrowings of $47.5 million and after giving effect to $5.0 million used for letters of credit.

Our levels of borrowing are further restricted by the financial covenants set forth in our senior secured credit facility agreement and the 2012 Indenture governing our 2012 Notes, as described in Note 9, Long-Term Debt.

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

In February 2013, the FASB issued ASU No. 2013-02 Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”) which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material effect on our consolidated financial statements.

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

Interest Rates

We use both fixed and variable rate debt as sources of financing.  At June 30, 2013, we had approximately $709.3 million of total debt outstanding of which $34.5 million was bearing interest at variable rates. Based on variable debt levels at June 30, 2013, a 1.0 percentage point change in interest rates on variable rate debt would have resulted in annual interest expense fluctuating by approximately $0.3 million.

Fuel Costs

We are also exposed to market risks related to changes in the price of gasoline used to fuel our fleet of delivery and sales vehicles.  A hypothetical 10% increase in the second quarter of 2013 average price of unleaded gasoline, assuming gasoline usage levels for the quarter ended June 30, 2013, would lead to an annual increase in fuel costs of approximately $0.6 million.

Pension

Our pension plan assets, which were approximately $17.0 million at December 31, 2012, are subject to volatility that can be caused by fluctuations in general economic conditions. Continued market volatility and disruption could cause further declines in asset values, and if this occurs, we may need to make additional pension plan contributions and our pension expense in future years may increase. A hypothetical 10% decrease in the fair value of plan assets at December 31, 2012 would lead to a decrease in the funded status of the plan of approximately $1.7 million.

Other Market Risk

As of June 30, 2013, we have no other material exposure to market risk.

Item 4.  Controls and Procedures

(a)           Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.

(b)           Changes in internal control over financial reporting

There were no changes that occurred during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

The Company, from time to time, may become involved in litigation arising out of operations in the normal course of business. Asserted claims are subject to many uncertainties and the outcome of individual matters is not predictable. As of June 30, 2013, we were not a party to any pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results, financial position or cash flows. See the additional information in Item 1 of Part I, Note 10, Commitments and Contingencies.

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

None

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

101

Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2013
Universal Hospital Services, Inc.

	By	/s/ Gary D. Blackford
Gary D. Blackford,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

	By	/s/ James B. Pekarek
James B. Pekarek,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)