Form 10-Q
period 2013-09-30
UNIVERSAL HOSPITAL SERVICES INC
filed 2013-11-14
CIK 886171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of common stock outstanding as of November 14, 2013:  1,000

Universal Hospital Services, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements — Unaudited

Universal Hospital Services, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share information)

(unaudited)

	September 30,	December 31,
	2013	2012
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts of $2,015 at September 30, 2013 and December 31, 2012	$67,187	$68,478
Inventories	9,835	8,868
Deferred income taxes, net	2,798	3,610
Other current assets	4,527	4,280
Total current assets	84,347	85,236

Property and equipment:
Medical equipment	571,503	547,497
Property and office equipment	77,263	68,439
Accumulated depreciation	(389,303)	(348,937)
Total property and equipment, net	259,463	266,999

Other long-term assets:
Goodwill	335,577	335,577
Other intangibles, net	223,978	234,391
Other, primarily deferred financing costs, net	14,879	15,210
Total assets	$918,244	$937,413

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$6,221	$6,223
Book overdrafts	3,674	3,905
Accounts payable	25,509	26,036
Accrued compensation	15,501	16,956
Accrued interest	6,590	13,845
Dividend payable	88	88
Other accrued expenses	11,972	11,641
Total current liabilities	69,555	78,694

Long-term debt, less current portion	715,571	692,791
Pension and other long-term liabilities	13,415	14,377
Payable to Parent	22,249	21,640
Deferred income taxes, net	68,957	69,036

Commitments and contingencies (Note 10)

Equity
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Additional paid-in capital	214,481	214,481
Accumulated deficit	(177,246)	(144,864)
Accumulated other comprehensive loss	(9,086)	(9,086)
Total Universal Hospital Services, Inc. equity	28,149	60,531
Noncontrolling interest	348	344
Total equity	28,497	60,875
Total liabilities and equity	$918,244	$937,413

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue
Medical equipment outsourcing	$76,396	$74,134	$236,701	$226,599
Technical and professional services	21,839	20,066	65,000	62,545
Medical equipment sales and remarketing	6,043	7,619	19,926	23,250
Total revenues	104,278	101,819	321,627	312,394

Cost of Revenue
Cost of medical equipment outsourcing	34,518	28,736	102,539	77,273
Cost of technical and professional services	16,310	14,455	50,120	47,109
Cost of medical equipment sales and remarketing	4,510	6,014	15,554	18,112
Medical equipment depreciation	18,314	18,104	54,670	52,329
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	73,652	67,309	222,883	194,823
Gross margin	30,626	34,510	98,744	117,571

Selling, general and administrative	27,070	26,429	87,246	82,795
Restructuring, acquisition and integration expenses	—	3,514	236	3,808
Operating income	3,556	4,567	11,262	30,968

Loss on extinguishment of debt	—	12,339	1,853	12,339
Interest expense	13,834	13,530	41,657	43,534
Loss before income taxes and noncontrolling interest	(10,278)	(21,302)	(32,248)	(24,905)

Provision (benefit) for income taxes	(1,313)	90	(398)	(2,883)
Consolidated net loss	(8,965)	(21,392)	(31,850)	(22,022)
Net income attributable to noncontrolling interest	216	202	532	568
Net loss attributable to Universal Hospital Services, Inc.	$(9,181)	$(21,594)	$(32,382)	$(22,590)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Consolidated net loss	$(8,965)	$(21,392)	$(31,850)	$(22,022)
Other comprehensive income:
Gain on cash flow hedge, net of tax of $0 and $1,868	—	—	—	2,887
Total other comprehensive income	—	—	—	2,887
Comprehensive loss	(8,965)	(21,392)	(31,850)	(19,135)
Comprehensive income attributable to noncontrolling interest	216	202	532	568
Comprehensive loss attributable to Universal Hospital Services, Inc.	$(9,181)	$(21,594)	$(32,382)	$(19,703)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Consolidated net loss	$(31,850)	$(22,022)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	63,157	60,435
Amortization of intangibles, deferred financing costs and bond premium	12,017	13,800
Non-cash write off of deferred financing cost and bond premium of repurchased notes	1,853	2,541
Tender premium for repurchase of notes	—	9,798
Provision for doubtful accounts	1,216	584
Provision for inventory obsolescence	22	236
Non-cash share-based compensation expense - net	609	3,225
Non-cash gain on trade-in of recalled equipment	—	(15,872)
Gain on sales and disposals of equipment	(1,070)	(1,237)
Deferred income taxes	733	(3,557)
Changes in operating assets and liabilities:
Accounts receivable	75	(3,630)
Inventories	(989)	(1,910)
Other operating assets	(199)	(250)
Accounts payable	(755)	1,825
Other operating liabilities	(9,341)	7,647
Net cash provided by operating activities	35,478	51,613
Cash flows from investing activities:
Medical equipment purchases	(39,799)	(41,901)
Property and office equipment purchases	(6,327)	(4,783)
Proceeds from disposition of property and equipment	2,632	5,675
Acquisitions, net of cash acquired	—	(14,418)
Holdback payment related to acquisition	(1,655)	—
Net cash used in investing activities	(45,149)	(55,427)
Cash flows from financing activities:
Proceeds under senior secured credit facility	82,900	113,000
Payments under senior secured credit facility	(66,700)	(96,200)
Payments of principal under capital lease obligations	(5,679)	(4,909)
Payments of floating rate notes	(230,000)	—
Purchase of refinanced bonds	—	(405,000)
Payments on acquired debt	—	(4,163)
Proceeds from issuance of bonds	234,025	425,000
Accrued interest received from bondholders	8,620	—
Accrued interest paid to bondholders	(8,620)	—
Distributions to noncontrolling interests	(528)	(571)
Proceeds from exercise of parent company stock options	—	150
Dividend and equity distribution payments	—	(763)
Tender premium for purchase of notes	—	(9,798)
Payment of deferred financing costs	(4,116)	(9,983)
Change in book overdrafts	(231)	(1,648)
Net cash provided by financing activities	9,671	5,115
Net change in cash and cash equivalents	—	1,301

Cash and cash equivalents at the beginning of period	—	1,161
Cash and cash equivalents at the end of period	$—	$2,462

Supplemental cash flow information:
Interest paid	$47,296	$37,856
Income taxes paid	320	976
Non-cash activities:
Medical equipment purchases included in accounts payable (at end of period)	$6,894	$6,061
Capital lease additions	9,174	3,551

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

The interim consolidated financial statements presented herein as of September 30, 2013, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  These adjustments are all of a normal, recurring nature.  The results of operations for any interim period are not necessarily indicative of results for the full year.

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

A description of our significant accounting policies is included in our 2012 Annual Report on Form 10-K. There have been no material changes to these policies for the quarter ended September 30, 2013.

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

Reclassifications

Certain amounts in the 2012 Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows have been reclassified to conform with the 2013 presentation.

2.                                      Recent Accounting Pronouncements

Standards Adopted

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

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02 Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”) which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material effect on our consolidated financial statements.

Standard Not Yet Adopted

In July 2013, the FASB issued ASU No. 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist (“ASU 2013-11”). ASU 2013-11 requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The ASU does not require new recurring disclosures. ASU 2013-11 is effective prospectively for fiscal years beginning after December 15, 2013 and interim periods within those years. Early adoption and retrospective application are permitted. The adoption of ASU 2013-11 is not expected to have a material effect on our consolidated financial statements.

3.                                      Acquisitions

On July 9, 2012, we completed the acquisition of certain assets of a surgical laser equipment service provider for total consideration of approximately $5.3 million.  The consideration consists of $2.6 million of cash paid at closing, $1.0 million of debt assumed that was paid off upon closing, and approximately $1.7 million in contingent earn-out payment which was subsequently paid in October 2013.

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

4.                                      Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 are summarized in the following table by type of inputs applicable to the fair value measurements:

	Fair Value at September 30, 2013				Fair Value at December 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Contingent Consideration	$—	$—	$2,027	$2,027	$—	$—	$2,033	$2,033

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

During 2012, we recorded a contingent consideration liability, in the form of an earn-out payment, related to our acquisitions in the total amount of $2.1 million. The contingent consideration payments are based on achieving certain revenue results. The fair value of the liability was estimated using a discounted cash flow approach with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement. The significant inputs in the Level 3 measurement not supported by market activity included our assessments of expected future cash flows during the earn-out period, related to the assets acquired, appropriately discounted considering the uncertainties associated with the obligation, and calculated based on estimated revenues in accordance with the terms of the agreement. During the three months ended September 30, 2013 and 2012, $0.02 and $0.02 million, respectively, in earn-out payments were paid. During the nine months ended September 30, 2013 and 2012, $0.07 and $0.02 million, respectively, in earn-out payments were paid.

The assumptions used in preparing the discounted cash flow analysis included estimates of interest rates and the timing and amount of incremental cash flows.

A reconciliation of the beginning and ending balance for the Level 3 measurement (in thousands) are as follows:

Balance at December 31, 2012	$2,033
Interest	64
Payments	(70)
Balance at September 30, 2013	$2,027

Fair Value of Other Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts receivable, accounts payable, accrued liabilities and senior secured credit facility, approximates fair value due to their short maturities. The fair value of our outstanding Original Notes, Add-on Notes and Floating Rate Notes (each as defined in Note 9, Long-Term Debt) as of September 30, 2013 and December 31, 2012, based on the quoted market price for the same or similar issues of debt, which represents a Level 2 fair value measurement, is approximately:

	September 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value

Original notes - 7.625%	$425.0	$436.7	$425.0	$448.4
Add-on notes - 7.625% (1)	233.1	226.1	—	—
Floating rate notes	—	—	230.0	229.1

(1)  The carrying value of the Add-on notes - 7.625% includes unamortized bond premium of $13.1 million.

5.                                      Goodwill and Other Intangible Assets

Our goodwill as of September 30, 2013 and December 31, 2012, by reporting segment, consists of the following:

	Medical	Technical and	Sales	Corporate
	Equipment	Professional	and	and
(in thousands)	Outsourcing	Services	Remarketing	Unallocated	Total

Balance at December 31, 2011	$251,653	$55,655	$18,603	$—	$325,911
Acquisitions	9,666	—	—	—	9,666
Balance at December 31, 2012	261,319	55,655	18,603	—	335,577
Acquisitions	—	—	—	—	—
Balance at September 30, 2013	$261,319	$55,655	$18,603	$—	$335,577

Our other intangible assets as of September 30, 2013 and December 31, 2012 consist of the following:

	September 30, 2013			December 31, 2012
		Accumulated			Accumulated
(in thousands)	Cost	Amortization	Net	Cost	Amortization	Net

Finite-life intangibles
Customer relationship	$115,731	$(68,404)	$47,327	$115,731	$(60,368)	$55,363
Supply agreement	26,000	(15,833)	10,167	26,000	(13,655)	12,345
Technology databases	7,217	(7,181)	36	7,217	(7,127)	90
Non-compete agreements	780	(332)	448	780	(203)	577
Favorable lease agreements	134	(134)	—	134	(118)	16
Total finite-life intangibles	149,862	(91,884)	57,978	149,862	(81,471)	68,391
Indefinite-life intangibles
Trade names	166,000	—	166,000	166,000	—	166,000
Total intangible assets	$315,862	$(91,884)	$223,978	$315,862	$(81,471)	$234,391

Total amortization expense related to intangible assets was $3.4 and $3.6 million for the three months ended September 30, 2013 and 2012, respectively, and $10.4 and $11.3 million for the nine months ended September 30, 2013 and 2012, respectively.

The estimated future amortization expense for identifiable intangible assets during the remainder of 2013 and the next five years is as follows:

(in thousands)

Remainder of 2013	$3,347
2014	12,825
2015	11,931
2016	10,807
2017	7,514
2018	5,931

6.                                      Equity

The following tables represent changes in equity that are attributable to our shareholders and noncontrolling interests for the nine month periods ended September 30, 2013 and 2012.

			Accumulated
	Additional		Other
	Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
(in thousands)	Capital	Deficit	Loss	Interests	Equity

Balance at December 31, 2012	$214,481	$(144,864)	$(9,086)	$344	$60,875
Net income (loss)	—	(32,382)	—	532	(31,850)
Cash distributions to noncontrolling interests	—	—	—	(528)	(528)
Balance at September 30, 2013	$214,481	$(177,246)	$(9,086)	$348	$28,497

			Accumulated
	Additional		Other
	Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
(in thousands)	Capital	Deficit	Loss	Interests	Equity

Balance at December 31, 2011	$214,294	$(109,666)	$(11,827)	$386	$93,187
Net income (loss)	—	(22,590)	—	568	(22,022)
Other comprehensive income	—	—	2,887	—	2,887
Cash distributions to noncontrolling interests	—	—	—	(571)	(571)
Balance at September 30, 2012	$214,294	$(132,256)	$(8,940)	$383	$73,481

7.                                      Share-Based Compensation

During the nine months ended September 30, 2013, activity under the 2007 Stock Option Plan (the “2007 Stock Option Plan”), of UHS Holdco, Inc., our parent company (“Parent”), was as follows:

(in thousands except exercise price and years)	Number of Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)

Outstanding at December 31, 2012	36,668	$1.12	$11,253	5.6
Granted	6,150	1.40
Exercised	—	—
Forfeited or expired	(4,459)	1.06

Outstanding at September 30, 2013	38,359	$1.17	$9,678	5.7

Exercisable at September 30, 2013	25,761	$1.05	$9,503	4.1

Remaining authorized options available for issue	5,328

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

We determine the fair value of stock options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on a straight-line basis over the options’ expected vesting periods. The following assumptions were used in determining the fair value of stock options granted during the nine months ended September 30, 2013 under the Black-Scholes model. There were no stock options granted during the nine months ended September 30, 2012.

Nine Month Ended
September 30, 2013

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

At September 30, 2013, unearned non-cash share-based compensation that we expect to recognize as expense over a weighted average period of 1.9 years totals approximately $6.1 million, net of our estimated forfeiture rate of 2.0%. The expense could be accelerated upon the sale of Parent or the Company.

8.                                      Dividend and Equity Distribution

On June 8, 2011, the Board of Directors declared an equity distribution of $0.12 per option to holders of outstanding options on the Parent’s stock on June 10, 2011 that vested on December 31, 2011 and 2012 and are scheduled to vest on December 31, 2013, 2014 and 2015.

Our consolidated balance sheet as of September 30, 2013 and December 31, 2012 reflect the related current dividend payable and long-term dividend payable included in Payable to Parent for estimated amounts to be paid to holders of options expected to vest on December 31, 2013 through 2015 based on an estimated option forfeiture rate of 2% annually.

9.                                      Long-Term Debt

Long-term debt consists of the following:

	September 30,	December 31,
(in thousands)	2013	2012
Original notes - 7.625%	$425,000	$425,000
Add-on notes - 7.625%	220,000	—
Floating rate notes	—	230,000
Unamortized bond premium	13,083	—
Senior secured credit facility	44,200	28,000
Capital lease obligations	19,509	16,014
	721,792	699,014
Less: Current portion of long-term debt	(6,221)	(6,223)
Total long-term debt	$715,571	$692,791

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

As of September 30, 2013, we had $143.4 million of availability under the senior secured credit facility based on a borrowing base of $191.8 million less borrowings of $44.2 million and after giving effect to $4.2 million used for letters of credit.

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

At September 30, 2013, we had $44.2 million of borrowings outstanding of which $24.0 million was accruing interest at a rate of 2.6824%, $16.0 million was accruing interest at a rate of 2.6823% and $4.2 million was accruing interest at the prime rate of 4.75%.

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

As of September 30, 2013, we were not a party to any pending legal proceedings the adverse outcome of which could reasonably be expected to have a material effect on our operating results, financial position or cash flows.

11.                               Related Party Transactions

Management Agreement

On May 31, 2007, we and Irving Place Capital Merchant Manager III, L.P. (“IPC”) entered into a professional services agreement pursuant to which IPC provides general advisory and management services to us with respect to financial and operating matters.  IPC is a principal owner of Parent, and the following members of our board of directors are associated with IPC:  Michael Feiner, Robert Juneja, and Bret Bowerman. In addition, David Crane, a director, provides consulting services to IPC. The professional services agreement requires us to pay an annual fee for ongoing advisory and management services equal to the greater of $0.5 million or 0.75% of our Adjusted EBITDA (as defined in the professional services agreement) for the immediately preceding fiscal year, payable in quarterly installments. The professional services agreement provides that IPC will be reimbursed for its reasonable out-of-pocket expenses in connection with certain activities undertaken pursuant to the professional services agreement and will be indemnified for liabilities incurred in connection with its role under the professional services agreement, other than for liabilities resulting from its gross negligence or willful misconduct. The term of the professional services agreement commenced on May 31, 2007 and will remain in effect unless and until either party notifies the other of its desire to terminate, we are sold to a third-party purchaser or we consummate a qualified initial public offering, as defined in the professional services agreement. Total professional services fees incurred to IPC were $0.3 and $0.3 million for the three month periods ended September 30, 2013 and 2012, respectively and $0.8 and $0.8 million for the nine month periods ended September 30, 2013 and 2012, respectively.

Business Relationship

In the ordinary course of business, we entered into an operating lease for our Minneapolis, Minnesota district office with Ryan Fund V, LLC (“Ryan”), which began on May 1, 2007.  One member of our board of directors is also a limited partner in Ryan, which has ownership interest in an LLC that owns the property. Total rent expense to Ryan were $0.1 and $0.1 million for the three month periods ended September 30, 2013 and 2012, respectively and $0.3 and $0.3 million for the nine month periods ended September 30, 2013 and 2012, respectively.

In the ordinary course of business, we entered into engagement letters with CTPartners, LLC (“CTPartners”) in September of 2012 and January of 2013 to conduct searches for certain executive positions.  One member of our board of directors, Michael Feiner, is also a director of CTPartners. There were no fees incurred to CTPartners for the three month periods ended September 30, 2013 and 2012. Total fees incurred to CT Partners were $0.2 and $0.1 million for the nine month periods ended September 30, 2013 and 2012, respectively.

The Company believes that the aforementioned arrangements and relationships were provided in the ordinary course of business.

12.                               Limited Liability Companies

We participate with others in the formation of LLCs in which Surgical Services becomes a partner and shares the financial interest with the other investors. Surgical Services is the primary beneficiary of these LLCs. These LLCs acquire certain medical equipment for use in their respective business activities, which generally focus on surgical procedures. The LLCs will acquire medical equipment for providing Surgical Services under equipment financing leases. At September 30, 2013, the LLCs had approximately $0.7 million of total assets. The third party investors in each respective LLC generally provide the lease financing company with individual proportionate lease guarantees based on their respective ownership percentages in the LLCs. In addition, Surgical Services will provide such financing companies with its corporate guarantee based on its respective ownership interest in each LLC. In certain instances, Surgical Services has provided such financing companies with an overall corporate guarantee in connection with equipment financing transactions. In such instances, the individual investors in each respective LLC will generally indemnify us against losses, if any, incurred in connection with its corporate guarantee. Additionally, we provide operational and administrative support to the LLCs in which it is a partner. As of September 30, 2013, we held interests in six active LLCs.

In accordance with guidance issued by the FASB, we account for equity investments in LLCs (in which we are the primary beneficiary) under the full consolidation method whereby transactions between Surgical Services and the LLCs have been eliminated through consolidation.

13.                               Segment Information

Our reporting segments consist of Medical Equipment Outsourcing, Technical and Professional Services, and Medical Equipment Sales and Remarketing. Certain operating information for our segments as well as a reconciliation of total Company gross margin to loss before income tax and noncontrolling interest was as follows:

Medical Equipment Outsourcing

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues	$76,396	$74,134	$236,701	$226,599
Cost of revenue	34,518	28,736	102,539	77,273
Medical equipment depreciation	18,314	18,104	54,670	52,329
Gross margin	$23,564	$27,294	$79,492	$96,997

Technical and Professional Services

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues	$21,839	$20,066	$65,000	$62,545
Cost of revenue	16,310	14,455	50,120	47,109
Gross margin	$5,529	$5,611	$14,880	$15,436

Medical Equipment Sales and Remarketing

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues	$6,043	$7,619	$19,926	$23,250
Cost of revenue	4,510	6,014	15,554	18,112
Gross margin	$1,533	$1,605	$4,372	$5,138

Total Gross Margin and Reconciliation to Loss Before Income Taxes and Noncontrolling Interest

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Total gross margin	$30,626	$34,510	$98,744	$117,571
Selling, general and administrative	27,070	26,429	87,246	82,795
Restructuring, acquisition and integration expenses	—	3,514	236	3,808
Loss on extinguishment of debt	—	12,339	1,853	12,339
Interest expense	13,834	13,530	41,657	43,534
Loss before income taxes and noncontrolling interest	$(10,278)	$(21,302)	$(32,248)	$(24,905)

Total Assets By Reporting Segment
(in thousands)

	September 30,	December 31,
	2013	2012
Medical Equipment Outsourcing	$455,314	$465,192
Technical and Professional Services	83,270	83,791
Medical Equipment Sales and Remarketing	18,603	18,603
Corporate and Unallocated	361,057	369,827
Total Company Assets	$918,244	$937,413

14.                               Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We evaluate the recoverability of our deferred tax assets by scheduling the expected reversals of deferred tax assets and liabilities in order to determine whether net operating loss carry forwards are recoverable prior to expiration and have established a valuation allowance in accordance with ASC Topic 740. The tax benefit for the nine months ended September 30, 2013 primarily relates to two discrete items along with state minimum fees. The first discrete item is to record a deferred tax liability for adjustments in connection with the tax amortization of indefinite-life goodwill. The second discrete item is to reverse a long-term liability created as a reserve against operating losses from an acquisition in 2011. The Company will continue to incur deferred tax expense in the future as tax amortization occurs. The expected tax benefit from operating loss during the nine months ended September 30, 2013 was offset by the recording of additional valuation allowance. Our January 3, 2012 acquisition resulted in the recording of deferred tax liabilities on the opening balance sheet due to higher book than tax bases for fixed assets and amortizable intangible assets.  This discrete event had the one-time effect of reducing our valuation allowance by approximately $3.4 million on that date, though this amount was offset by approximately $2.5 million of additional valuation allowance resulting from year-to-date losses. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

At September 30, 2013, the Company had available unused federal net operating loss carryforwards of approximately $196.5 million. The net operating loss carryforwards will expire at various dates from 2019 through 2034.

15.                               Consolidating Financial Statements

In accordance with the provisions of the 2012 Indenture, as a 100%-owned subsidiary of UHS, Surgical Services has jointly and severally guaranteed all the Company’s Obligations (as defined in the 2012 Indenture) on a full and unconditional basis. Consolidating financial information of UHS and the guarantor is presented on the following pages.

Universal Hospital Services, Inc.

Consolidating Balance Sheets

(in thousands, except share and per share  information)

(unaudited)

	September 30, 2013
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated

Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts	$59,727	$7,460	$—	$67,187
Due from affiliates	27,785	—	(27,785)	—
Inventories	5,607	4,228	—	9,835
Deferred income taxes, net	1,913	885	—	2,798
Other current assets	4,296	231	—	4,527
Total current assets	99,328	12,804	(27,785)	84,347

Property and equipment:
Medical equipment	537,445	34,058	—	571,503
Property and office equipment	71,665	5,598	—	77,263
Accumulated depreciation	(366,522)	(22,781)	—	(389,303)
Total property and equipment, net	242,588	16,875	—	259,463

Other long-term assets:
Goodwill	283,141	52,436	—	335,577
Investment in subsidiary	54,330	—	(54,330)	—
Other intangibles, net	204,104	19,874	—	223,978
Other, primarily deferred financing costs, net	14,595	284	—	14,879
Total assets	$898,086	$102,273	$(82,115)	$918,244

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$4,964	$1,257	$—	$6,221
Book overdrafts	3,405	269	—	3,674
Due to affiliates	—	27,785	(27,785)	—
Accounts payable	21,495	4,014	—	25,509
Accrued compensation	13,174	2,327	—	15,501
Accrued interest	6,590	—	—	6,590
Dividend payable	88	—	—	88
Other accrued expenses	10,093	1,879	—	11,972
Total current liabilities	59,809	37,531	(27,785)	69,555

Long-term debt, less current portion	713,910	1,661	—	715,571
Pension and other long-term liabilities	13,415	—	—	13,415
Payable to Parent	22,249	—	—	22,249
Deferred income taxes, net	60,554	8,403	—	68,957

Commitments and contingencies

Equity
Common stock	—	—	—	—
Additional paid-in capital	214,481	60,019	(60,019)	214,481
Accumulated deficit	(171,557)	(5,689)	—	(177,246)
Accumulated loss in subsidiary	(5,689)	—	5,689	—
Accumulated other comprehensive loss	(9,086)	—	—	(9,086)
Total Universal Hospital Services, Inc. equity	28,149	54,330	(54,330)	28,149
Noncontrolling interest	—	348	—	348
Total equity	28,149	54,678	(54,330)	28,497
Total liabilities and equity	$898,086	$102,273	$(82,115)	$918,244

Universal Hospital Services, Inc.

Consolidating Balance Sheets

(in thousands, except share and per share  information)

	December 31, 2012
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts	$60,805	$7,673	$—	$68,478
Due from affiliates	25,138	—	(25,138)	—
Inventories	5,771	3,097	—	8,868
Deferred income taxes, net	2,581	1,029	—	3,610
Other current assets	4,015	265	—	4,280
Total current assets	98,310	12,064	(25,138)	85,236

Property and equipment:
Medical equipment	515,952	31,545	—	547,497
Property and office equipment	64,639	3,800	—	68,439
Accumulated depreciation	(330,296)	(18,641)	—	(348,937)
Total property and equipment, net	250,295	16,704	—	266,999

Other long-term assets:
Goodwill	283,141	52,436	—	335,577
Investment in subsidiary	54,906	—	(54,906)	—
Other intangibles, net	211,999	22,392	—	234,391
Other, primarily deferred financing costs, net	14,876	334	—	15,210
Total assets	$913,527	$103,930	$(80,044)	$937,413

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$5,038	$1,185	$—	$6,223
Book overdrafts	3,644	261	—	3,905
Due to affiliates	—	25,138	(25,138)	—
Accounts payable	20,083	5,953	—	26,036
Accrued compensation	15,005	1,951	—	16,956
Accrued interest	13,845	—	—	13,845
Dividend payable	88	—	—	88
Other accrued expenses	9,782	1,859	—	11,641
Total current liabilities	67,485	36,347	(25,138)	78,694

Long-term debt, less current portion	691,565	1,226	—	692,791
Pension and other long-term liabilities	12,679	1,698	—	14,377
Payable to Parent	21,640	—	—	21,640
Deferred income taxes, net	59,627	9,409	—	69,036

Commitments and contingencies

Equity
Common stock	—	—	—	—
Additional paid-in capital	214,481	60,019	(60,019)	214,481
Accumulated deficit	(139,751)	(5,113)	—	(144,864)
Accumulated loss in subsidiary	(5,113)	—	5,113	—
Accumulated other comprehensive loss	(9,086)	—	—	(9,086)
Total Universal Hospital Services, Inc. equity	60,531	54,906	(54,906)	60,531
Noncontrolling interest	—	344	—	344
Total equity	60,531	55,250	(54,906)	60,875
Total liabilities and equity	$913,527	$103,930	$(80,044)	$937,413

Universal Hospital Services, Inc.

Consolidating Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended September 30, 2013
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Revenue
Medical equipment outsourcing	$62,312	$14,084	$—	$76,396
Technical and professional services	21,839	—	—	21,839
Medical equipment sales and remarketing	6,043	—	—	6,043
Total revenues	90,194	14,084	—	104,278

Cost of Revenue
Cost of medical equipment outsourcing	26,597	7,921	—	34,518
Cost of technical and professional services	16,310	—	—	16,310
Cost of medical equipment sales and remarketing	4,510	—	—	4,510
Medical equipment depreciation	17,189	1,125	—	18,314
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	64,606	9,046	—	73,652
Gross margin	25,588	5,038	—	30,626

Selling, general and administrative	22,393	4,677	—	27,070
Operating income	3,195	361	—	3,556

Equity in income of subsidiary	(1,104)	—	1,104	—
Interest expense	13,314	520	—	13,834
Loss before income taxes and noncontrolling interest	(9,015)	(159)	(1,104)	(10,278)

Benefit for income taxes	(50)	(1,263)	—	(1,313)
Consolidated net income (loss)	(8,965)	1,104	(1,104)	(8,965)
Net income attributable to noncontrolling interest	—	216	—	216
Net income (loss) attributable to Universal Hospital Services, Inc.	$(8,965)	$888	$(1,104)	$(9,181)

Universal Hospital Services, Inc.

Consolidating Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended September 30, 2012
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Revenue
Medical equipment outsourcing	$60,618	$13,516	$—	$74,134
Technical and professional services	20,066	—	—	20,066
Medical equipment sales and remarketing	7,619	—	—	7,619
Total revenues	88,303	13,516	—	101,819

Cost of Revenue
Cost of medical equipment outsourcing	21,288	7,448	—	28,736
Cost of technical and professional services	14,455	—	—	14,455
Cost of medical equipment sales and remarketing	6,014	—	—	6,014
Medical equipment depreciation	16,932	1,172	—	18,104
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	58,689	8,620	—	67,309
Gross margin	29,614	4,896	—	34,510

Selling, general and administrative	21,819	4,610	—	26,429
Restructuring, acquisition and integration expenses	2,839	675	—	3,514
Operating income (loss)	4,956	(389)	—	4,567

Equity in loss of subsidiary	163	—	(163)	—
Loss on extinguishment of debt	12,339	—	—	12,339
Interest expense	13,140	390	—	13,530
Loss before income taxes and noncontrolling interest	(20,686)	(779)	163	(21,302)

Provision (benefit) for income taxes	706	(616)	—	90
Consolidated net loss	(21,392)	(163)	163	(21,392)
Net income attributable to noncontrolling interest	202	202	(202)	202
Net loss attributable to Universal Hospital Services, Inc.	$(21,594)	$(365)	$365	$(21,594)

Universal Hospital Services, Inc.

Consolidating Statements of Operations

(in thousands)

(unaudited)

	Nine Months Ended September 30, 2013
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Revenue
Medical equipment outsourcing	$195,215	$41,486	$—	$236,701
Technical and professional services	65,000	—	—	65,000
Medical equipment sales and remarketing	19,926	—	—	19,926
Total revenues	280,141	41,486	—	321,627

Cost of Revenue
Cost of medical equipment outsourcing	79,364	23,175	—	102,539
Cost of technical and professional services	50,120	—	—	50,120
Cost of medical equipment sales and remarketing	15,554	—	—	15,554
Medical equipment depreciation	50,620	4,050	—	54,670
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	195,658	27,225	—	222,883
Gross margin	84,483	14,261	—	98,744

Selling, general and administrative	73,076	14,170	—	87,246
Restructuring, acquisition and integration expenses	(129)	365	—	236
Operating income (loss)	11,536	(274)	—	11,262

Equity in loss of subsidiary	44	—	(44)	—
Loss on extinguishment of debt	1,853	—	—	1,853
Interest expense	40,064	1,593	—	41,657
Loss before income taxes and noncontrolling interest	(30,425)	(1,867)	44	(32,248)

Provision (benefit) for income taxes	1,425	(1,823)	—	(398)
Consolidated net loss	(31,850)	(44)	44	(31,850)
Net income attributable to noncontrolling interest	—	532	—	532
Net loss attributable to Universal Hospital Services, Inc.	$(31,850)	$(576)	$44	$(32,382)

Universal Hospital Services, Inc.

Consolidating Statements of Operations

(in thousands)

(unaudited)

	Nine Months Ended September 30, 2012
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Revenue
Medical equipment outsourcing	$188,954	$37,645	$—	$226,599
Technical and professional services	62,545	—	—	62,545
Medical equipment sales and remarketing	23,250	—	—	23,250
Total revenues	274,749	37,645	—	312,394

Cost of Revenue
Cost of medical equipment outsourcing	56,518	20,755	—	77,273
Cost of technical and professional services	47,109	—	—	47,109
Cost of medical equipment sales and remarketing	18,112	—	—	18,112
Medical equipment depreciation	48,847	3,482	—	52,329
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	170,586	24,237	—	194,823
Gross margin	104,163	13,408	—	117,571

Selling, general and administrative	69,333	13,462	—	82,795
Restructuring, acquisition and integration expenses	3,069	739	—	3,808
Operating income (loss)	31,761	(793)	—	30,968

Equity in loss of subsidiary	1,372	—	(1,372)	—
Loss on extinguishment of debt	12,339	—	—	12,339
Interest expense	42,442	1,092	—	43,534
Loss before income taxes and noncontrolling interest	(24,392)	(1,885)	1,372	(24,905)

Benefit for income taxes	(2,370)	(513)	—	(2,883)
Consolidated net loss	(22,022)	(1,372)	1,372	(22,022)
Net income attributable to noncontrolling interest	568	568	(568)	568
Net loss attributable to Universal Hospital Services, Inc.	$(22,590)	$(1,940)	$1,940	$(22,590)

Universal Hospital Services, Inc.

Consolidating Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended September 30, 2013				Nine Months Ended September 30, 2013
	Parent	Subsidiary			Parent	Subsidiary
	Issuer	Guarantor	Consolidating		Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated	UHS	Surgical Services	Adjustments	Consolidated
Consolidated net income (loss)	$(8,965)	$1,104	$(1,104)	$(8,965)	$(31,850)	$(44)	$44	$(31,850)
Total other comprehensive income	—	—	—	—	—	—	—	—
Comprehensive income (loss)	(8,965)	1,104	(1,104)	(8,965)	(31,850)	(44)	44	(31,850)
Comprehensive income attributable to noncontrolling interest	—	216	—	216	—	532	—	532
Comprehensive income (loss) attributable to Universal Hospital Services, Inc.	$(8,965)	$888	$(1,104)	$(9,181)	$(31,850)	$(576)	$44	$(32,382)

	Three Months Ended September 30, 2012				Nine Months Ended September 30, 2012
	Parent	Subsidiary			Parent	Subsidiary
	Issuer	Guarantor	Consolidating		Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated	UHS	Surgical Services	Adjustments	Consolidated
Consolidated net loss	$(21,392)	$(163)	$163	$(21,392)	$(22,022)	$(1,372)	$1,372	$(22,022)
Other comprehensive income:
Gain on cash flow hedge, net of tax	—	—	—	—	2,887	—	—	2,887
Total other comprehensive income	—	—	—	—	2,887	—	—	2,887
Comprehensive loss	(21,392)	(163)	163	(21,392)	(19,135)	(1,372)	1,372	(19,135)
Comprehensive income attributable to noncontrolling interest	202	202	(202)	202	568	568	(568)	568
Comprehensive loss attributable to Universal Hospital Services, Inc.	$(21,594)	$(365)	$365	$(21,594)	$(19,703)	$(1,940)	$1,940	$(19,703)

Universal Hospital Services, Inc.

Consolidating Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30, 2013
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Cash flows from operating activities:
Consolidated net loss	$(31,850)	$(44)	$44	(31,850)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	58,531	4,626	—	63,157
Amortization of intangibles, deferred financing costs and bond premium	9,499	2,518	—	12,017
Non-cash write off of deferred financing cost	1,853	—	—	1,853
Equity in loss of subsidiary	44	—	(44)	—
Provision for doubtful accounts	1,377	(161)	—	1,216
Provision for inventory obsolescence	64	(42)	—	22
Non-cash share-based compensation expense - net	452	157	—	609
Gain on sales and disposals of equipment	(1,055)	(15)	—	(1,070)
Deferred income taxes	1,595	(862)	—	733
Changes in operating assets and liabilities:
Accounts receivable	(299)	374	—	75
Inventories	100	(1,089)	—	(989)
Other operating assets	(283)	84	—	(199)
Accounts payable	(419)	(336)	—	(755)
Other operating liabilities	(8,039)	(1,302)	—	(9,341)
Net cash provided by operating activities	31,570	3,908	—	35,478
Cash flows from investing activities:
Medical equipment purchases	(36,895)	(2,904)	—	(39,799)
Property and office equipment purchases	(6,008)	(319)	—	(6,327)
Proceeds from disposition of property and equipment	2,612	20	—	2,632
Holdback payment related to acquisition	—	(1,655)	—	(1,655)
Net cash used in investing activities	(40,291)	(4,858)	—	(45,149)
Cash flows from financing activities:
Due from (to) affiliates	(2,490)	2,490	—	—
Proceeds under senior secured credit facility	82,900	—	—	82,900
Payments under senior secured credit facility	(66,700)	—	—	(66,700)
Payments of principal under capital lease obligations	(4,659)	(1,020)	—	(5,679)
Payments of floating rate notes	(230,000)	—	—	(230,000)
Proceeds from issuance of bonds	234,025	—	—	234,025
Accrued interest received from bondholders	8,620	—	—	8,620
Accrued interest paid to bondholders	(8,620)	—	—	(8,620)
Distributions to noncontrolling interests	—	(528)	—	(528)
Payment of deferred financing costs	(4,116)	—	—	(4,116)
Change in book overdrafts	(239)	8	—	(231)
Net cash provided by financing activities	8,721	950	—	9,671
Net change in cash and cash equivalents	—	—	—	—
Cash and cash equivalents at the beginning of period	—	—	—	—
Cash and cash equivalents at the end of period	$—	$—	$—	$—

Universal Hospital Services, Inc.

Consolidating Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30, 2012
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Cash flows from operating activities:
Consolidated net loss	$(20,650)	$(1,372)	$—	$(22,022)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	56,600	3,835	—	60,435
Amortization of intangibles, deferred financing costs and bond premium	11,411	2,389	—	13,800
Non-cash write off of deferred financing cost and bond premium of repurchased notes	2,541	—	—	2,541
Tender premium for purchase of notes	9,798	—	—	9,798
Provision for doubtful accounts	366	218	—	584
Provision for inventory obsolescence	219	17	—	236
Non-cash share-based compensation expense	3,225	—	—	3,225
Non-cash gain on trade-in of recalled equipment	(15,872)	—	—	(15,872)
Loss (gain) on sales and disposals of equipment	(1,252)	15	—	(1,237)
Deferred income taxes	(2,210)	(1,347)	—	(3,557)
Changes in operating assets and liabilities:
Accounts receivable	(541)	(3,089)	—	(3,630)
Inventories	(1,479)	(431)	—	(1,910)
Other operating assets	(404)	154	—	(250)
Accounts payable	2,574	(749)	—	1,825
Other operating liabilities	8,100	(453)	—	7,647
Net cash provided by operating activities	52,426	(813)	—	51,613
Cash flows from investing activities:
Medical equipment purchases	(38,744)	(3,157)	—	(41,901)
Property and office equipment purchases	(4,559)	(224)	—	(4,783)
Proceeds from disposition of property and equipment	5,675	—	—	5,675
Acquisitions, net of cash acquired	(436)	(13,982)	—	(14,418)
Net cash used in investing activities	(38,064)	(17,363)	—	(55,427)
Cash flows from financing activities:
Due from (to) affiliates	(25,313)	25,313	—	—
Proceeds under senior secured credit facility	113,000	—	—	113,000
Payments under senior secured credit facility	(96,200)	—	—	(96,200)
Payments of principal under capital lease obligations	(3,807)	(1,102)	—	(4,909)
Purchase of refinanced bonds	(405,000)	—	—	(405,000)
Payments on acquired debt	—	(4,163)	—	(4,163)
Proceeds from issuance of bonds	425,000	—	—	425,000
Distributions to noncontrolling interests	—	(571)	—	(571)
Proceeds from exercise of parent company stock options	150	—	—	150
Dividend and equity distribution payments	(763)	—	—	(763)
Tender premium for purchase of notes	(9,798)	—	—	(9,798)
Payment of deferred financing costs	(9,983)	—	—	(9,983)
Change in book overdrafts	(1,648)	—	—	(1,648)
Net cash provided by (used in) financing activities	(14,362)	19,477	—	5,115
Net change in cash and cash equivalents	—	1,301	—	1,301

Cash and cash equivalents at the beginning of period	—	1,161	—	1,161
Cash and cash equivalents at the end of period	$—	$2,462	$—	$2,462

16.                               Restructuring

The Company has completed a management reorganization in order to streamline our management ranks and refocus our approach to delivering solutions to customers.  This resulted in severances, relocations, retirements and changed responsibilities across our management ranks resulting in approximately $7.4 million of one-time charges during 2012 and the first three quarters of 2013.

We incurred restructuring expense of $0 and $3.5 million during the three months ended September 30, 2013 and 2012, respectively, and $0.2 and $3.5 million during the nine months ended September 30, 2013 and 2012, respectively, the majority of which related to severances, recruiting and other related expenses. In addition, we recorded $0.4 million for the cancellation of outstanding stock options for certain terminated employees during 2013, which was recorded as reduction to Payable to Parent in the Consolidated Balance Sheets. The restructuring expense impact was recorded under the Corporate and Unallocated segment. As of December 31, 2012, we had $4.8 million of restructuring liability. For the nine months ended September 30, 2013, $4.2 million in restructuring charges was paid and the remaining $0.8 million is a liability which is expected to be paid out by the end of the first quarter of 2014 and is included in the Other accrued expenses in the Consolidated Balance Sheets.

17.                               Concentration

One customer accounted for approximately 14% and 13% of total revenue for the nine months ended September 30, 2013 and 2012, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the accompanying consolidated financial statements and notes.

BUSINESS OVERVIEW

Our Company

Universal Hospital Services, Inc. (“we”, “our”, “us”, the “Company”, or “UHS”) is a leading nationwide provider of medical equipment management and service solutions to the United States health care industry. Our customers include national, regional and local acute and long-term acute care hospitals, alternate site providers (such as long-term acute care hospitals, skilled nursing facilities, specialty hospitals, nursing homes and home care providers) and medical equipment manufacturers.  We provide our customers solutions across the spectrum of the equipment life cycle as a result of our position as one of the industry’s largest purchasers and outsourcers of medical equipment. As of September 30, 2013, we owned or managed over 680,000 pieces of medical equipment consisting of over 430,000 owned or managed pieces in our Medical Equipment Outsourcing segment and over 250,000 pieces of customer owned equipment we managed in our Technical and Professional Services segment. Our diverse medical equipment outsourcing customer base includes approximately 4,200 acute care hospitals and approximately 4,200 alternate site providers.  We also have relationships with more than 200 medical equipment manufacturers and most of the nation’s largest group purchasing organizations (“GPOs”) and many of the integrated delivery networks (“IDNs”).  All of our solutions leverage our nationwide network of 82 offices and our more than 70 years of experience managing and servicing all aspects of medical equipment. Our fees are paid directly by our customers rather than by direct reimbursement from third-party payors, such as private insurers, Medicare, or Medicaid.

We commenced operations in 1939, originally incorporated in Minnesota in 1954 and reincorporated in Delaware in 2001.  Historically, we have experienced significant and sustained growth. Our overall growth strategy is to continue to grow organically, through strategic acquisitions and potential international growth opportunities.

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

Medical Equipment Outsourcing Segment - Manage & Utilize

Our flagship business is our Medical Equipment Outsourcing segment, which accounted for $76.4 million, or approximately 73.3% of our revenues for the quarter ended September 30, 2013 and $236.7 million, or approximately 73.6% of our revenues for the nine months ended September 30, 2013. As of September 30, 2013, we owned or managed over 430,000 pieces in our Medical Equipment Outsourcing segment, primarily in the categories of respiratory therapy, newborn care, critical care, patient monitors, patient handling (which includes fall management, bariatrics, beds, stretchers and wheelchairs), pressure area management (such as therapy surfaces), wound therapy, laser and mobile surgical services. Historically, we have purchased and owned directly the equipment used in our medical equipment outsourcing programs.

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

Technical and Professional Services Segment - Plan & Acquire; Maintain & Repair

Our Technical and Professional Services segment accounted for $21.8 million, or approximately 20.9% of our revenues for the quarter ended September 30, 2013 and $65.0 million, or approximately 20.2% of our revenues for the nine months ended September 30, 2013. We leverage our over 70 years of experience and our extensive equipment database in repairing and maintaining medical equipment.  We offer a broad range of inspection, preventive maintenance, repair, logistic, equipment demonstration and consulting services through our team of over 360 technicians and professionals located throughout the United States in our nationwide network of offices and managed over 250,000 units of customer owned equipment as of September 30, 2013. In addition, as of September 30, 2013, we serviced over 430,000 units that we own or directly manage. Our Technical and Professional Service offerings provide a complementary alternative for customers that wish to own their medical equipment, but lack the infrastructure, expertise or scale to perform routine maintenance, repair, record-keeping and lifecycle analysis and planning functions.

Medical Equipment Sales and Remarketing Segment - Redeploy & Remarket

Our Medical Equipment Sales and Remarketing segment accounted for $6.0 million, or approximately 5.8% of our revenues for the quarter ended September 30, 2013 and $19.9 million, or approximately 6.1% of our revenues for the nine months ended September 30, 2013. This segment includes three distinct business activities:

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

RESULTS OF OPERATIONS

The following discussion addresses:

•                  our financial condition as of September 30, 2013 and

•                  the results of operations for the three-month and nine-month periods ended September 30, 2013 and 2012.

This discussion should be read in conjunction with the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in our 2012 Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

The following table provides information on the percentages of certain items of selected financial data compared to total revenues for the three-month and nine-month periods ended September 30, 2013 and 2012.  The table below also indicates the percentage increase or decrease over the prior comparable period.

	Percent to Total Revenues		Percent	Percent to Total Revenues		Percent
	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)
Revenue
Medical equipment outsourcing	73.3%	72.8%	3.1%	73.6%	72.5%	4.5%
Technical and professional services	20.9	19.7	8.8	20.2	20.0	3.9
Medical equipment sales and remarketing	5.8	7.5	(20.7)	6.2	7.5	(14.3)
Total revenues	100.0%	100.0%	2.4	100.0%	100.0%	3.0

Cost of Revenue
Cost of medical equipment outsourcing	33.1	28.2	20.1	31.9	24.7	32.7
Cost of technical and professional services	15.6	14.2	12.8	15.6	15.1	6.4
Cost of medical equipment sales and remarketing	4.3	5.9	(25.0)	4.8	5.8	(14.1)
Medical equipment depreciation	17.6	17.8	1.2	17.0	16.8	4.5
Total costs of medical equipment outsourcing, technical and professional services and medical equipment sales and remarketing	70.6	66.1	9.4	69.3	62.4	14.4
Gross margin	29.4	33.9	(11.3)	30.7	37.6	(16.0)

Selling, general and administrative	26.0	25.9	2.4	27.1	26.5	5.4
Restructuring, acquisition and intergration expenses	—	3.5	*	0.1	1.2	*
Operating income	3.4	4.5	(22.1)	3.5	9.9	(63.6)

Loss on extinguishment of debt	—	12.1	*	0.6	3.9	*
Interest expense	13.3	13.3	2.2	13.0	13.9	(4.3)
Loss before income taxes and noncontrolling interest	(9.9)	(20.9)	*	(10.1)	(7.9)	*

Provision (benefit) for income taxes	(1.3)	0.1	*	(0.1)	(0.9)	(86.2)
Consolidated net loss	(8.6)%	(21.0)%	*	(10.0)%	(7.0)%	*

*Not meaningful

Consolidated Results of Operations for the three months ended September 30, 2013 compared to the three months ended September 30, 2012

Total Revenue

Total revenue for the three months ended September 30, 2013 was $104.3 million compared to $101.8 million for the three months ended September 30, 2012. The increase was primarily due to our medical equipment outsourcing segment driven by growth in our Asset360 Program of $3.2 million, an increase in BioMed360® Equipment Management Programs (“BioMed360 Programs”) revenues of $1.2 million, offset by a decrease in brokerage and used sales of $1.5 million and a decrease in our peak need rental business primarily due to patient census of $1.5 million.

Cost of Revenue

Total cost of revenue for the three months ended September 30, 2013 was $73.7 million compared to $67.3 million for the three months ended September 30, 2012, an increase of $6.4 million or 9.4%. The increase was primarily in our medical equipment outsourcing segment due to recall gains in 2012 of $3.2 million, an increase in BioMed360 Program costs of $1.5 million and an increase in Asset360 Program costs of $1.3 million.

Gross Margin

Total gross margin for the three months ended September 30, 2013 was $30.6 million, or 29.4% of total revenues compared to $34.5 million, or 33.9% of total revenues, for the three months ended September 30, 2012, a decrease of $3.9 million or 11.3%.  The decrease in gross margin as a percent of revenue for the quarter was primarily impacted by recall equipment gains recognized in the prior year.

Medical Equipment Outsourcing Segment — Manage & Utilize

(in thousands)

	Three Months Ended
	September 30,
	2013	2012	Change	% Change
Total revenue	$76,396	$74,134	$2,262	3.1%
Cost of revenue	34,518	28,736	5,782	20.1
Medical equipment depreciation	18,314	18,104	210	1.2
Gross margin	$23,564	$27,294	$(3,730)	(13.7)

Gross margin %	30.8%	36.8%

Total revenue in the Medical Equipment Outsourcing segment increased $2.3 million, or 3.1%, to $76.4 million in the third quarter of 2013 as compared to the same period of 2012.  The increase was primarily due to organic growth and the net additions of Asset360 Program revenues of $3.2 million, an increase in patient handling revenue of $0.6 million, increased revenues related to our laser surgical services business primarily from a July 2012 acquisition of $0.6 million, partially offset by a decrease in revenue from peak need rental of $1.5 million and other outsourcing revenue of $0.6 million. Many of our Asset360 Program customers utilize more than one of our equipment management program offerings in areas such as infusion, patient handling and negative pressure wound therapy. As of September 30, 2013, we had 173 such active programs, up from 118 as of December 31, 2012.

Total cost of revenue in the segment increased $5.8 million, or 20.1%, to $34.5 million in the third quarter of 2013 as compared to the same period of 2012.  This increase is attributable to a decrease in recalled equipment gains of $3.2 million due to the completion of the recall program in 2012, an increase in employee-related costs to support growth in revenue in our Asset360 Program of $1.3 million, an increase in equipment repair of $0.6 million primarily due to a vendor repair part credit received in 2012 and an increase in employee-related expenses associated with our laser surgical services business of $0.5 million.

Medical equipment depreciation increased $0.2 million, or 1.2%, to $18.3 million in the third quarter of 2013 as compared to the same period of 2012.

Gross margin percentage for the Medical Equipment Outsourcing segment decreased from 36.8% in the third quarter of 2012 to 30.8% in the third quarter of 2013. This decrease was primarily attributable to the recall equipment gains recognized in the prior year of $3.2 million. Gross margin percentage for the third quarter of 2012 excluding recall equipment gains was 32.4%. Gross margin rate was impacted by the growth in our Asset360 Program which has a lower margin rate than other outsourcing.

Technical and Professional Services Segment — Plan & Acquire; Maintain & Repair

(in thousands)

	Three Months Ended
	September 30,
	2013	2012	Change	% Change
Total revenue	$21,839	$20,066	$1,773	8.8%
Cost of revenue	16,310	14,455	1,855	12.8
Gross margin	$5,529	$5,611	$(82)	(1.5)

Gross margin %	25.3%	28.0%

Total revenue in the Technical and Professional Services segment increased $1.8 million, or 8.8%, to $21.8 million in the third quarter of 2013 as compared to the same period of 2012. The increase was primarily due to an increase in our BioMed360 Program revenues of $1.2 million.

Total cost of revenue in the segment increased $1.9 million, or 12.8%, to $16.3 million in the third quarter of 2013 as compared to the same period of 2012. The increase was primarily attributable to the increase in BioMed360 Program costs of $1.5 million.

Gross margin percentage for the Technical and Professional Services segment decreased from 28.0% for the third quarter of 2012 to 25.3% for the same period of 2013. Gross margin percentage will fluctuate based on the variability of third-party vendor expenses in our BioMed360 Program and supplemental service programs.

Medical Equipment Sales and Remarketing Segment — Redeploy & Remarket

(in thousands)

	Three Months Ended
	September 30,
	2013	2012	Change	% Change
Total revenue	$6,043	$7,619	$(1,576)	(20.7)%
Cost of revenue	4,510	6,014	(1,504)	(25.0)
Gross margin	$1,533	$1,605	$(72)	(4.5)

Gross margin %	25.4%	21.1%

Total revenue in the Medical Equipment Sales and Remarketing segment decreased $1.6 million, or 20.7%, to $6.0 million in the third quarter of 2013 as compared to the same period of 2012. The decrease was primarily driven by a decrease in brokerage and used sales of $1.5 million.

Total cost of revenue in the segment decreased $1.5 million, or 25.0%, to $4.5 million in the third quarter of 2013 as compared to the same period of 2012. The decrease was primarily due to a decrease in costs related to brokerage and used sales of $0.6 million and disposable sales of $0.5 million.

Gross margin percentage for the Medical Equipment Sales and Remarketing segment increased from 21.1% in the third quarter of 2012 to 25.4% for the same period of 2013. We expect margins and activity in this segment to fluctuate based on the transactional nature and product mix of the business, where new equipment sales generally yield a lower margin than used equipment.

Selling, General and Administrative, Restructuring, Acqusition and Integration Expenses, Loss on Entinguishment of Debt and Interest Expense

(in thousands)

	Three Months Ended
	September 30,
	2013	2012	Change	% Change
Selling, general and administrative	$27,070	$26,429	$641	2.4%
Restructuring, acquisition and integration expenses	—	3,514	(3,514)	*
Loss on extinguishment of debt	—	12,339	(12,339)	*
Interest expense	13,834	13,530	304	2.2

*Not meaningful

Selling, General and Administrative

Selling, general and administrative expense increased $0.6 million, or 2.4%, to $27.1 million for the third quarter of 2013 as compared to the same period of 2012.  The increase was primarily due to an increase in outside professional services, primarily legal, of $0.5 million. Selling, general and administrative expense as a percentage of total revenue was 26.0% and 25.9% for the quarter ended September 30, 2013 and 2012, respectively.

Restructuring, Acquisition and Integration Expenses

We incurred no restructuring, acquisition and integration expenses for the third quarter of 2013 compared to $3.5 million for the third quarter of 2012.  The decrease was primarily due to the completion of management reorganization. Restructuring, acquisition and integration expenses as a percentage of total revenue was 3.5% for the quarter ended September 30, 2012.

Loss on Extinguishment of Debt

For the three months ended September 30, 2012, we incurred $12.3 million of expense related to the repurchase of our $230.0 million of the 8.50% / 9.25% PIK Toggle Notes issued on May 31, 2007 and $175.0 million of the 8.50% / 9.25% PIK Toggle Notes issued on June 17, 2011 for total aggregate principal amount of $405.0 million, due 2015 (“PIK Toggle Notes”).  The expense consisted of a call premium of $9.8 million, a credit of $2.9 million related to the bond premium write-off from the $175.0 million of notes issued in 2011, and the write-off of unamortized deferred financing costs of $5.4 million.

Interest Expense

Interest expense increased $0.3 million to $13.8 million for the third quarter of 2013 as compared to the same period of 2012.

Income Taxes

Income taxes were a benefit of $1.3 million and an expense of $0.1 million for the three months ended September 30, 2013 and 2012, respectively. The tax benefit for the three months ended September 30, 2013 primarily relates to state minimum fees, amortization of indefinite-life intangibles and the reversal of a long-term liability created as a reserve against operating losses from an acquisition in 2011. The Company will continue to incur deferred tax expense in the future as tax amortization occurs. The expected tax benefit from operating loss during the three months ended September 30, 2013 was offset by the recording of additional valuation allowance. Our January 3, 2012 acquisition resulted in the recording of deferred tax liabilities on the opening balance sheet due to higher book than tax basis for fixed assets and amortizable intangible assets. This discrete event had the one-time effect of reducing our valuation allowance by approximately $3.4 million on that date, though this amount was offset by approximately $2.5 million of additional valuation allowance resulting from year-to-date losses. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

Consolidated Net Loss

Consolidated net loss decreased $12.4 million to $9.0 million in the third quarter of 2013 as compared to the same period of 2012. Net loss was impacted primarily by a loss on extinguishment of debt in 2012 of $12.3 million, restructuring, acquisition and integration expenses in 2012 of $3.5 million, offset by the recall equipment gains in 2012 of $3.2 million.

Consolidated Results of Operations for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Total Revenue

Total revenue for the nine months ended September 30, 2013 was $321.6 million compared with $312.4 million for the nine months ended September 30, 2012, an increase of $9.2 million or 3.0%.  The increase was primarily due to additional revenue in our medical equipment outsourcing segment related to growth in our Asset360 Programs of $8.7 million and growth in our laser surgical services business of $3.8 million primarily from a July 2012 acquisition. The increase was partially offset by a decrease in brokerage and used sales of $3.6 million.

Cost of Revenue

Total cost of revenue for the nine months ended September 30, 2013 was $222.9 million compared to $194.8 million for the nine months ended September 30, 2012, an increase of $28.1 million or 14.4%. The increase was primarily in our medical equipment outsourcing segment due to recall gains in 2012 of $18.6 million, an increase in Asset360 Program costs of $3.4 million, growth in our laser surgical services business, which resulted in additional costs of $2.4 million, an increase in medical equipment depreciation of $2.3 million, an increase in BioMed360 Program costs of $1.9 million and an increase in other provider services costs of $1.2 million. The increase was partially offset by a decrease in cost of brokerage and used equipment sales of $2.1 million.

Gross Margin

Total gross margin for the nine months ended September 30, 2013 was $98.7 million, or 30.6% of total revenues compared to $117.6 million, or 37.6% of total revenues, for the nine months ended September 30, 2012, a decrease of $18.9 million or 16.0%.  The decrease in gross margin as a percent of revenue for the quarter was primarily impacted by recall equipment gains recognized in the prior year.

Medical Equipment Outsourcing Segment — Manage & Utilize

(in thousands)

	Nine Months Ended
	September 30,
	2013	2012	Change	% Change
Total revenue	$236,701	$226,599	$10,102	4.5%
Cost of revenue	102,539	77,273	25,266	32.7
Medical equipment depreciation	54,670	52,329	2,341	4.5
Gross margin	$79,492	$96,997	$(17,505)	(18.0)

Gross margin %	33.6%	42.8%

Total revenue in the Medical Equipment Outsourcing segment increased $10.1 million, or 4.5%, to $236.7 million in the first nine months of 2013 as compared to the same period of 2012.  The increase was primarily due to organic growth and the net additions of Asset360 Program revenues of $8.7 million, increased revenue of $3.8 million related to our laser surgical services business and an increase in patient handling revenue of $0.8 million. The increase was partially offset by decreases in other outsourcing revenue of $1.7 million and peak need rental revenue of $1.5 million. Many of our Asset360 Program customers utilize more than one of our equipment management program offerings in areas such as infusion, patient handling, and negative pressure wound therapy. As of September 30, 2013, we had 173 such active programs, up from 118 as of December 31, 2012.

Total cost of revenue in the segment increased $25.3 million, or 32.7%, to $102.5 million in the first nine months of 2013 as compared to the same period of 2012.  This increase is attributable to the decrease in recalled equipment gains of $18.6 million due to the completion of the recall program in 2012, an increase in employee-related costs to support growth in our Asset360 Programs of $3.4 million and an increase in employee-related expenses associated with our laser surgical services business of $2.4 million.

Medical equipment depreciation increased $2.3 million, or 4.5%, to $54.7 million in the first nine months of 2013 as compared to the same period of 2012. The increase in medical equipment depreciation was primarily due to the additional depreciation expense related to acquisitions in our laser surgical services business during 2012 along with increased depreciation expense related to infusion pumps and other medical equipment purchased.

Gross margin percentage for the Medical Equipment Outsourcing segment decreased from 42.8% in the first nine months of 2012 to 33.6% for the same period of 2013. This decrease was primarily attributable to the recall equipment gains recognized in the prior year of $18.6 million. Gross margin percentage for the first nine months of 2012 excluding recall equipment gains was 34.6%. Gross margin rate was impacted by the growth in our Asset360 Program which has a lower margin rate than other outsourcing.

Technical and Professional Services Segment — Plan & Acquire; Maintain & Repair

(in thousands)

	Nine Months Ended
	September 30,
	2013	2012	Change	% Change
Total revenue	$65,000	$62,545	$2,455	3.9%
Cost of revenue	50,120	47,109	3,011	6.4
Gross margin	$14,880	$15,436	$(556)	(3.6)

Gross margin %	22.9%	24.7%

Total revenue in the Technical and Professional Services segment increased $2.5 million, or 3.9%, to $65.0 million in the first nine months of 2013 as compared to the same period of 2012. The increase was primarily due to an increase in provider services revenue of $0.9 million, growth in our BioMed360 Programs of $0.8 million and an increase in manufacturing services revenue of $0.7 million.

Total cost of revenue in the segment increased $3.0 million, or 6.4%, to $50.1 million in the first nine months of 2013 as compared to the same period of 2012. The increase is primarily attributable to an increase in BioMed360 Program costs of $1.9 million and the increased activity in our other provider services cost of $1.1 million.

Gross margin percentage for the Technical and Professional Services segment decreased from 24.7% for the first nine months of 2012 to 22.9% for the same period of 2013. Gross margin percentage will fluctuate based on the variability of third-party vendor expenses in our BioMed360 Program and supplemental service programs.

Medical Equipment Sales and Remarketing Segment — Redeploy & Remarket

(in thousands)

	Nine Months Ended
	September 30,
	2013	2012	Change	% Change
Total revenue	$19,926	$23,250	$(3,324)	(14.3)%
Cost of revenue	15,554	18,112	(2,558)	(14.1)
Gross margin	$4,372	$5,138	$(766)	(14.9)

Gross margin %	21.9%	22.1%

Total revenue in the Medical Equipment Sales and Remarketing segment decreased $3.3 million, or 14.3%, to $19.9 million in the first nine months of 2013 as compared to the same period of 2012. The decrease was primarily driven by a decrease in brokerage and used sales of $3.6 million and a decrease in disposable sales of $0.6 million, partially offset by an increase in infant security system installation revenue of $0.8 million.

Total cost of revenue in the segment decreased $2.6 million, or 14.1%, to $15.6 million in the first nine months of 2013 as compared to the same period of 2012. The decrease was primarily the result of a decrease in cost of brokerage and used sales of $2.1 million.

Gross margin percentage for the Medical Equipment Sales and Remarketing segment decreased from 22.1% in the first nine months of 2012 to 21.9% for the same period of 2013. We expect margins and activity in this segment to fluctuate based on the transactional nature and product mix of the business, where new equipment sales generally yield a lower margin than used equipment.

Selling, General and Administrative, Restructuring, Acqusition and Integration Expenses, Loss on Entinguishment of Debt and Interest Expense

(in thousands)

	Nine Months Ended
	September 30,
	2013	2012	Change	% Change
Selling, general and administrative	$87,246	$82,795	$4,451	5.4%
Restructuring, acquisition and integration expenses	236	3,808	(3,572)	*
Loss on extinguishment of debt	1,853	12,339	(10,486)	*
Interest expense	41,657	43,534	(1,877)	(4.3)

*Not meaningful

Selling, General and Administrative

Selling, general and administrative expense increased $4.5 million, or 5.4%, to $87.2 million for the first nine months of 2013 as compared to the same period of 2012.  The increase was primarily due to an increase in outside consulting services of $2.6 million primarily due to an external review of our operations and business opportunities, an increase in employee-related salary, benefit and incentives of $2.2 million primarily to support growth in the Asset360 Program, and an increase in bad debt expense of $0.7 million. The increase was partially offset by a decrease in stock option expense of $2.1 million due to an increase in forfeited shares and the majority of shares became fully vested by the end of 2012. Selling, general and administrative expense as a percentage of total revenue was 27.1% and 26.5% for the nine month periods ended September 30, 2013 and 2012, respectively.

Restructuring, Acquisition and Integration Expenses

Restructuring, acquisition and integration expenses decreased $3.6 million, or 93.8%, to $0.2 million for the first nine months of 2013 as compared to the same period of 2012.  The decrease was primarily due to the completion of management reorganization.

Loss on Extinguishment of Debt

For the nine months ended September 30, 2013, we wrote off $1.9 million of unamortized deferred financing costs related to the redemption of our floating rate notes due 2015.

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

Interest Expense

Interest expense decreased $1.9 million to $41.7 million for the first nine months of 2013 as compared to the same period of 2012. This decrease was mainly attributable to lower interest rates in the first nine months of 2013 compared to the same period of 2012.

Income Taxes

Income taxes were a benefit of $0.4 million and $2.9 million for the nine months ended September 30, 2013 and 2012, respectively. The tax benefit for the nine months ended September 30, 2013 primarily relates to two discrete items along with state minimum fees. The first discrete item is to record a deferred tax liability for adjustments in connection with the tax amortization of indefinite-life goodwill. The second discrete item is to reverse a long-term liability created as a reserve against operating losses from an acquisition in 2011. The Company will continue to incur deferred tax expense in the future as tax amortization occurs. The expected tax benefit from operating loss during the nine months ended September 30, 2013 was offset by the recording of additional valuation allowance. Our January 3, 2012 acquisition resulted in the recording of deferred tax liabilities on the opening balance sheet due to higher book than tax basis for fixed assets and amortizable intangible assets. This discrete event had the one-time effect of reducing our valuation allowance by approximately $3.4 million on that date, though this amount was offset by approximately $2.5 million of additional valuation allowance resulting from year-to-date losses. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

Consolidated Net Loss

Consolidated net loss increased $9.8 million to $31.9 million in the first nine months of 2013 as compared to the same period of 2012.  Net loss was impacted primarily by the recalled equipment gains in 2012 of $18.6 million, higher selling, general and administrative expense of $4.5 million partially offset by a decrease in loss on extinguishment of debt of $10.5 million.

EBITDA

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was $82.4 and $90.0 million for the nine months ended September 30, 2013 and 2012, respectively.  EBITDA for the nine months ended September 30, 2013, was impacted by a decrease of $18.6 million in recalled equipment gains as a result of the completion of the recall program and a decrease in loss on extinguishment of debt of $10.5 million.

In addition to using EBITDA internally as a measure of operational performance, we disclose it externally to assist analysts, investors and lenders in their comparisons of operational performance, valuation and debt capacity across companies with differing capital, tax and legal structures. EBITDA, however, is not a measure of financial performance under accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered as an alternative to, or more meaningful than, net income as a measure of operating performance or to cash flows from operating, investing or financing activities or as a measure of liquidity.  Since EBITDA is not a measure determined in accordance with GAAP and is thus susceptible to varying interpretations and calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. EBITDA does not represent an amount of funds that is available for management’s discretionary use. A reconciliation of net loss attributable to UHS to EBITDA is included below:

	Nine Months Ended
	September 30,
(in thousands)	2013	2012
Net loss attributable to Universal Hospital Services, Inc.	$(32,382)	$(22,590)
Interest expense	41,657	43,534
Provision (benefit) for income taxes	(398)	(2,883)
Depreciation and amortization	73,570	71,933
EBITDA	$82,447	$89,994

Other Financial Data:
Net cash provided by operating activities	$35,478	$51,613
Net cash used in investing activities	(45,149)	(55,427)
Net cash provided by financing activities	9,671	5,115

Other Operating Data (as of end of period):
Medical equipment (approximate number of owned outsourcing units)	266,000	265,000
District offices	82	83
Number of outsourcing hospital customers	4,200	4,300
Number of total outsourcing customers	8,400	8,740

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

Net cash provided by operating activities was $35.5 and $51.6 million for the nine months ended September 30, 2013 and 2012, respectively. Net cash provided by operating activities decreased during the nine months ended September 30, 2013 compared to the same period of 2012 due to debt refinancing shifting the interest cycle from June and December to February and August resulting in higher interest payments during the first nine months of 2013.

Net cash used in investing activities was $45.1 and $55.4 million for the nine months ended September 30, 2013 and 2012, respectively.  The decrease in net cash used in investing activities was primarily the result of our January 3, 2012 acquisition of a surgical laser equipment service provider.

Net cash provided by financing activities was $9.7 and $5.1 million for the nine months ended September 30, 2013 and 2012, respectively.  During the nine months ended September 30, 2013, the increase in net cash provided by financing activities was primarily due to the decrease in payment of deferred financing costs.

Our cash balances were $0 million as of September 30, 2013 compared to $2.5 million as of September 30, 2012.

Based on the level of operating performance expected in 2013, we believe our cash from operations and additional borrowings under our senior secured credit facility, will meet our liquidity needs for the foreseeable future, exclusive of any borrowings that we may make to finance potential acquisitions.  However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could be adversely affected.  As of September 30, 2013, we had $143.4 million of availability under the senior secured credit facility based on a borrowing base of $191.8 million less borrowings of

$44.2 million and after giving effect to $4.2 million used for letters of credit.  As of September 30, 2012, we had $167.0 million of availability under the senior secured credit facility based on a borrowing base of $201.7 million less borrowings of $31.3 million and after giving effect to $3.4 million used for letters of credit.

Our levels of borrowing are further restricted by the financial covenants set forth in our senior secured credit facility agreement and the 2012 Indenture governing our 2012 Notes, as described in Note 9, Long-Term Debt.

The Company was in compliance with all financial covenants for all periods presented.

CRITICAL ACCOUNTING POLICIES

The description of critical accounting policies is included in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

RECENT ACCOUNTING PRONOUNCEMENT

Standards Adopted

In July 2012, the Financial Accounting Standards Board (“FASB”) issued an amendment to indefinite-lived intangible assets impairment. This amendment permits an entity the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. The results of the qualitative assessment would be used as a basis in determining whether it is necessary to perform the two-step quantitative impairment test. If the qualitative assessment supports the conclusion that it is more likely than not that the fair value of the asset exceeds its carrying amount, the entity would not need to perform the two-step quantitative impairment test. The objective of this update is to reduce the cost and complexity of performing impairment tests for indefinite-lived intangible assets other than goodwill, and to improve consistency in impairment testing among long-lived asset categories. The adoption of this amendment did not have a material effect on our consolidated financial statements.

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02 Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”) which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material effect on our consolidated financial statements.

Standard Not Yet Adopted

In July 2013, the FASB issued ASU No. 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist (“ASU 2013-11”). ASU 2013-11 requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The ASU does not require new recurring disclosures. ASU 2013-11 is effective prospectively for fiscal years beginning after December 15, 2013 and interim periods within those years. Early adoption and retrospective application are permitted. The adoption of ASU 2013-11 is not expected to have a material effect on our consolidated financial statements.

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

Interest Rates

We use both fixed and variable rate debt as sources of financing.  At September 30, 2013, we had approximately $721.8 million of total debt outstanding of which $44.2 million was bearing interest at variable rates. Based on variable debt levels at September 30, 2013, a 1.0 percentage point change in interest rates on variable rate debt would have resulted in annual interest expense fluctuating by approximately $0.4 million.

Fuel Costs

We are also exposed to market risks related to changes in the price of gasoline used to fuel our fleet of delivery and sales vehicles.  A hypothetical 10% increase in the third quarter of 2013 average price of unleaded gasoline, assuming gasoline usage levels for the quarter ended September 30, 2013, would lead to an annual increase in fuel costs of approximately $0.6 million.

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

Other Market Risk

As of September 30, 2013, we have no other material exposure to market risk.

Item 4.  Controls and Procedures

(a)                                 Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.

(b)                                 Changes in internal control over financial reporting

There were no changes that occurred during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings

The Company, from time to time, may become involved in litigation arising out of operations in the normal course of business. Asserted claims are subject to many uncertainties and the outcome of individual matters is not predictable. As of September 30, 2013, we were not a party to any pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results, financial position or cash flows. See the additional information in Item 1 of Part I, Note 10, Commitments and Contingencies.

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

101

Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2013

Universal Hospital Services, Inc.

By	/s/ Gary D. Blackford
Gary D. Blackford,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

By	/s/ James B. Pekarek
James B. Pekarek,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)