Form 10-K
period 2013-12-31
UNIVERSAL HOSPITAL SERVICES INC
filed 2014-03-17
CIK 886171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒                Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of common stock, $.01 par value, outstanding as of March 17, 2014 was 1,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

UNIVERSAL HOSPITAL SERVICES, INC.

PART I

ITEM 1:  Business

OUR COMPANY

Universal Hospital Services, Inc. (“we”, “our”, “us”, the “Company”, or “UHS”) is a leading nationwide provider of health care technology management and service solutions to the United States health care industry. We provide our customers comprehensive health care technology management, service and clinical solutions that we believe help reduce capital and operating expenses, increase medical equipment and staff productivity and support improved patient safety and outcomes.

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

UHS delivers health care solutions through three segments: Medical Equipment Solutions (“MES”), Clinical Engineering Solutions (“CES”) and Surgical Services (“SS”). During the year ended December 31, 2013, we owned or managed over 700,000 units of medical equipment consisting of approximately 450,000 owned or managed units in our MES segment, over 250,000 units of customer-owned equipment we managed in our CES segment and over 4,000 units of owned or managed mobile surgical equipment in our SS segment. Our diverse customer base includes more than 8,000 national, regional and local acute care hospitals and alternate site providers (such as long-term acute care hospitals, skilled nursing facilities, surgery centers, specialty hospitals, nursing homes and home care providers). We also have relationships with more than 200 medical device manufacturers, many of the nation’s largest group purchasing organizations (“GPOs”) and many health system integrated delivery networks (“IDNs”).  All of our solutions leverage our nationwide network of 82 district service centers, six CES Centers of Excellence and an additional seven stand-alone SS service centers, together with our more than 75 years of experience managing and servicing all aspects of medical equipment.  Our fees are paid directly by our customers rather than by direct reimbursement from third-party payors, such as private insurers, Medicare or Medicaid.

As one of the nation’s leading health care technology management and service solutions companies, UHS utilizes our greatest asset — our people — as trusted advisors to provide our customers unbiased information and best practices that drive operational, clinical and financial value.  Our solutions employ processes proven through decades of experience, proprietary information technology systems and best-in-class equipment to deliver our customers quantifiable results. Frontline caregivers rely on UHS to provide just-in-time, patient-ready medical equipment with exemplary service while ensuring quick access to educational support, accurate data and performance metrics.  We believe this allows caregivers more time at the patient bedside to achieve optimal patient outcomes. Health care executives consult with UHS at the facility and system-wide level to reduce costs, increase operational efficiency and enhance financial viability.

UHS’ business has significantly evolved over the last ten years, moving from an on-demand equipment rental vendor to a provider of comprehensive solutions in partnership with our diverse health care provider customers. Our solutions — delivered on-site in health care facilities and through our network of 82 district service centers, six CES Centers of Excellence and an additional seven stand-alone SS service centers — align with the significant evolution in the health care market around lowering risks, reducing readmissions and hospital acquired conditions, supporting outcome-based population health management and delivering better health care outcomes.  We believe we are uniquely positioned to lead the convergence between information technology systems and networks, electronic medical records (“EMR”) and medical equipment. Our focus is to create meaningful solutions that meet the current needs in health care today, as well as usher in transformative change for cost effective, efficient care with optimal health care outcomes.

UHS SEGMENTS

Effective December 31, 2013, we reorganized our internal organizational structure and management. This resulted in a change in our reportable segments. Our management and more specifically the chief operating decision maker (“CODM”) is currently making operating decisions and assessing performance using discrete financial information from the following operating segments: MES, CES and SS, each of which is also a reportable segment. Historical segment results have been restated to apply these changes. Our revenue, profits, and assets for our reporting segments for each of the last three fiscal years ended December 31 are described in “Item 6 — Selected Financial Data.”

We believe this reorganization will help us focus our expertise in these areas of operation.  Each segment will share common corporate support functions.  As health care becomes more complex in needing to lower costs, improve efficiency and technology interoperability, and deliver better patient outcomes, we believe that we need to be highly specialized and focused to meet the demands of our customers.  Our 360 on-site managed solutions are good examples, because they allow us to deliver value across each segment by improving medical technology utilization and application, mitigating technology obsolescence, loss and recalls and improving staff and patient satisfaction and safety.

Medical Equipment Solutions

Our MES segment accounted for $285.5 million, or 66.6%, of our revenues for the year ended December 31, 2013.  This segment represented 68.1% and 77.6% of total revenue for the years ended December 31, 2012 and 2011, respectively.  During the year ended December 31, 2013, the MES segment owned or managed approximately 450,000 units of medical equipment ranging across hundreds of clinical categories, manufacturers and models.  These solutions are provided primarily to hospitals and other acute care providers for use through their facilities, including the emergency room, operating room, critical care, intensive care, rehabilitation and general patient care areas.

Our MES segment started more than 75 years ago as our leading medical equipment peak needs usage business and has transformed into providing comprehensive outsourced and on-site solutions that manage all aspects of medical equipment in a health care facility. We currently provide MES solutions to more than 8,000 acute care hospitals and alternate site providers in the United States, including some of the nation’s premier health care institutions. Historically, we have purchased and owned directly the equipment used in our MES programs. We expect much of our future growth in this segment to be driven by our customers outsourcing more of their medical equipment needs and taking full advantage of our diversified product offering, clinical education and support, customized agreements and 360 on-site managed solutions.

We have four primary solutions in our MES segment:

·                  Supplemental and Peak Needs Usage Solutions;

·                  Customized Equipment Agreements Solutions;

·                  360 On-site Managed Solutions; and

·                  Specialty Medical Equipment Sales, Distribution and Disposal Solutions.

Our Medical Equipment Solutions segment provides a range of solutions for our customers:

·                  Supplemental and Peak Needs Usage Solutions. Our traditional medical equipment solution for customers is providing a broad and expanding range of patient-ready medical equipment on a supplemental or peak needs basis. Many of our customers have traditionally owned only the amounts and types of such equipment necessary to service their usual and customary patient census and their typical range of clinical treatment offerings. Our customers rely on us to fulfill many of their equipment needs when they experience a spike or peak in patient census, do not have the resources to maintain their owned equipment in patient-ready condition or require equipment for less common treatments. We provide equipment on a daily, monthly or pay-per-use basis through our nationwide network of 82 district service centers. Supplemental and peak needs activity is impacted by changes in hospital patient census and patient acuity, which typically fluctuate on a seasonal basis. We believe many of our customers have come to rely on our ability to respond quickly and with significant resources in times of emergency, such as hurricanes, tornadoes, floods, and epidemics to provide needed medical equipment in critical situations. We believe our ability to deliver critical service in extreme situations distinguishes us from our competitors. It also requires us to maintain inventories and infrastructure that we do not believe our competitors currently maintain;

·                  Customized Equipment Agreement Solutions. We also offer our customers the opportunity to obtain medical equipment through tailored equipment agreement solutions. By committing to a tailored equipment agreement solution, our customers are able to secure the availability of an identified pool of patient-ready equipment and to pay for it on a monthly, yearly or pay-per-use basis.  We maintain and repair the equipment during the term of the agreement;

·                  360 On-site Managed Solutions (“360 solutions”). Our 360 solutions allow our customers to fully outsource the responsibilities and costs of effectively managing categories of medical equipment at their facilities, with the added benefit of enhancing equipment utilization and clinical support. With our 360 solutions, medical equipment types and quantities are adjusted to meet changes in patient census and acuity. Our employees work at the customers’ sites to integrate our equipment management process and proprietary management software technology tools into the customers’ day-to-day operations.  We assume full responsibility for having equipment where and when it is needed at the customer’s facility, removing equipment that is no longer in use and decontaminating, testing and repairing equipment as needed between each patient use. We also perform required training and ‘‘in service’’ sessions to keep our customers’ staffs fully-trained and knowledgeable about the use and operation of medical equipment covered by the 360 solutions.  As of December 31, 2013, we had 360 solutions implemented in 181 programs in our MES segment. Our 360 solutions primarily involve the management of the medical equipment we offer on a peak needs usage basis, including, but not limited to:

·                  Infusion pumps (Infusion 360 solutions);

·                  Specialty beds and therapy surfaces (Patient Handling 360 solutions);

·                  Negative pressure wound therapy pumps (NPWT 360 solutions);

·                  Fall management equipment (Fall Management 360 solutions).

·                  Specialty Medical Sales, Distribution and Disposal Solutions. We use our national infrastructure to provide sales and distribution solutions to manufacturers of specialty medical equipment on a limited basis.  Our distribution solutions include providing demonstration services and product maintenance services.  We act as a distributor for only a limited number of products that are particularly suited to our national distribution network or that fit with our ability to provide technical support. An example of this is our OnCare private label, where we brand differentiated specialty beds and therapy surfaces for wound management, fall management, early mobility and bariatrics. We also sell other original equipment manufacturer (“OEM”) equipment in selected product lines including, but not limited to, respiratory percussion vests, continuous passive motion machines, patient monitors, patient handling equipment and critical care equipment.

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

We offer our customers single use disposable items.  Most of these items are used in connection with our peak needs usage equipment.  We offer these products as a convenience to our customers and to complement our full health care technology management and service solutions.

MES Customers

Our primary customer relationships are with health care providers, including hospitals and alternate site providers.  These organizations may belong to larger health systems or other regional or national groups of facilities, and often participate in GPOs. We contract at the local, regional and national level, as requested by our customers:

·                  Urban and Teaching Hospitals. We provide our solutions to large urban and teaching hospitals on a supplemental and fully outsourced basis. Our solutions are requested by hospitals because of our extensive availability of a wide range of medical equipment service and management.  Our solutions allow hospitals to meet regulatory requirements, enhance caregiver and patient safety and decrease delays in therapy;

·                  Small Hospitals and Critical Access Hospitals. We offer comprehensive equipment management and service solutions to small hospitals (those with fewer than 150 beds) and Critical Access Hospitals.  Critical Access Hospitals are rural community hospitals that receive cost-based Medicare reimbursement. These hospitals typically lack the scale and resources to effectively evaluate, acquire and manage medical equipment; and

·                  Alternate Site Providers. We offer our medical equipment solutions to alternate site providers (such long-term acute care hospitals, surgery centers, skilled nursing facilities, specialty hospitals, nursing homes and home health care providers). Our national infrastructure and presence allow our national multi-site customers to eliminate a fragmented local approach for a systematic singular solution.

MES Competitors

We believe that the strongest competition to our medical equipment solutions lies in the direct purchase or lease of equipment by our customers or potential customers, and assuming management of the equipment themselves. The vast majority of acute care hospitals and alternate site providers view outsourcing primarily as a means of meeting short-term or peak supplemental needs, rather than as a long-term alternative to purchasing or leasing equipment and managing the equipment through its full lifecycle. Although we believe that we can demonstrate the cost-effectiveness of outsourcing patient-ready medical equipment and its management in the health care setting, particularly through our 360 solutions, we believe that many health care providers will continue to purchase or lease and manage internally a substantial portion of their medical equipment until they adopt and embrace the advantages and efficiencies of outsourcing.

While our competition varies depending on medical equipment modality, we compete nationally in our MES segment with Kinetic Concepts, Inc., ArjoHuntleigh and Hill-Rom Holdings, Inc. Our other competition consists of regional or local companies and some medical equipment manufacturers and dealers that provide equipment outsourcing or leasing to augment their medical equipment sales.

Clinical Engineering Solutions

Our CES segment accounted for $86.9 million, or 20.3%, of our revenues for the year ended December 31, 2013.  This segment represented 19.8% and 15.2% of total revenue for the years ended December 31, 2012 and 2011, respectively.  We offer a broad range of inspection, preventive maintenance, repair, logistic and consulting services through our team of over 330 technicians and professionals located throughout the United States in our nationwide network of service centers.  We managed over  250,000 units of customer owned equipment during the year ended December 31, 2013.  In addition, during the year ended December 31, 2013, we serviced approximately 450,000 units that we own or directly manage.

Our CES segment leverages our over 75 years of experience and our extensive equipment database in repairing and maintaining a broad range of health care technologies. Historically, we have been our own largest customer for CES services in order to repair and maintain approximately 450,000 units that we own or directly manage. However, we believe our CES segment has significant future growth potential by offering non-capital based comprehensive solutions as a stand-alone or complementary alternative for customers that own medical equipment but lack the infrastructure, expertise, or scale to perform routine maintenance, repair, record keeping, and lifecycle analysis and planning functions.  We also believe hospital and other facility-based clients will face increasing challenges in managing sophisticated medical equipment that requires connectivity and interoperability with information technology systems, compliance with the 10th revision of the International Statistical Classification of Diseases and Related Health Problems (ICD-10), regulatory requirements, integration with EMR, maintenance and management of software databases and management of other medical equipment patient information and safety features.

Our clinical engineering technicians are trained and certified on a wide range of equipment on an ongoing basis directly by equipment manufacturers and through our internal training programs. Current certifications are maintained and technicians are cross-trained to create valuable resources for our customers.  We also operate a quality assurance department to develop and document our own quality standards for our medical equipment.  We utilize proprietary recordkeeping software to record these services and the records we maintain meet the applicable standards of The Joint Commission, the National Fire Protection Association (“NFPA”) and the U.S. Food and Drug Administration (“FDA”). These maintenance records are available to our customers online and to regulatory agencies to verify the maintenance of the equipment.

We expect much of our future growth in this segment to be driven by our acute care hospital and alternate site facility customers outsourcing more of their clinical engineering needs.  In addition, we believe that there is a significant opportunity to enhance the connectivity and interoperability of health care devices and IT systems, and lead the integration and convergence of patient data from medical equipment and their systems directly into the patient’s EMR.

We have three primary solutions in our CES segment:

·                  Supplemental Maintenance and Repair Solutions;

·                  360 On-site Managed Solutions; and

·                  Health Care Technology Advisory Solutions.

Our CES services and programs provide a range of solutions for our customers:

·                  Supplemental Maintenance and Repair Solutions.  We provide maintenance and repair solutions on a scheduled and unscheduled basis to supplement the customer’s current maintenance management practices. As part of the supplemental maintenance and repair solutions, we provide service documentation that supports the customer’s regulatory reporting requirements.  Our maintenance and repair solutions include fee-for-service arrangements, scheduled maintenance and inspection services, full service maintenance, inspection and repair services and vendor management services in which we manage the manufacturer and/or third-party vendors for service delivery, typically on laboratory and radiology equipment;

·                  360 On-site Managed Solutions (“360 solutions”). We also provide full and part-time, on-site, resident-based equipment maintenance solutions, pursuant to which our customers fully outsource and we assume responsibility for the creation, implementation and ongoing compliance with a customer’s medical equipment management plan.  Virtually, all health care providers are required through their regulatory environment to maintain strict adherence to their facility wide medical equipment management plan and are subject to inspection of their compliance.  Our 360 solutions provide coordinated management of customer owned equipment utilizing UHS employees and proprietary information systems, third party vendors of services and parts and a broad range of services offered through our Health Care Advisory Services solutions. As of December 31, 2013, we had 360 solutions implemented in 131 programs in our CES segment;

·                  Health Care Technology Advisory Solutions.  We provide medical technology consulting and advisory solutions as part of our 360 solutions or as a stand-alone service.  Some examples of our advisory services include technology baseline assessments, product comparison research, equipment utilization studies, procurement assistance, device contained patient information security and medical equipment and IT connectivity and interoperability.

CES Customers

·                  Urban and Teaching Hospitals. We provide our clinical engineering solutions to large urban and teaching hospitals on a supplemental and fully outsourced basis through our 360 solutions. Our services are requested by in-house hospital biomedical departments on a supplemental basis because of our extensive expertise with a wide range of medical equipment.  Our service offerings allow hospital staffed biomedical departments to meet the technical requirements and workload demands on their in-house departments;

·                  Small Hospitals and Critical Access Hospitals. We offer supplemental clinical engineering and full outsourced services through our 360 solutions to small hospitals (those with fewer than 150 beds) and Critical Access Hospitals.  Critical Access Hospitals are rural community hospitals that receive cost-based Medicare reimbursement. These hospitals typically lack the scale and resources to create comprehensive capital plans, or to evaluate, acquire, manage, maintain, repair and dispose of medical equipment. With our 360 solutions we assume complete responsibility for this process and consult with the hospital to create and implement this function;

·                  Alternate Site Providers. We offer our clinical engineering solutions to alternate site providers (such as long-term acute care hospitals, surgery centers, skilled nursing facilities, specialty hospitals, nursing homes and home health care providers). Our national infrastructure and presence allow our customers to eliminate a fragmented local approach to a systematic singular solution. Our nationwide service and repair network allows equipment to be efficiently repaired locally, on-site, or picked up and repaired in one of our local service centers; and

·                  Manufacturers. We provide our logistical and clinical engineering solutions to medical equipment manufacturers. Manufacturers utilize UHS to augment and support the manufacturers’ current technical staffs that experience service supply issues during peak needs or FDA recall issues or as a complete outsourced technical provider.  Our offerings include equipment logistics, parts and demonstration management programs. Work is performed on a depot or on-site basis. UHS offerings include warranty repair, non-warranty repair, product recall, field upgrades, routine maintenance, onsite installation and in-service education.

CES Competitors

The strongest competition to CES lies in customers obtaining these services through their in-house departments and personnel. Although we believe we can consistently demonstrate the economic and qualitative value of our offerings, the vast majority of our potential hospital customers choose to maintain and repair their equipment themselves.

In addition to in-house departments, we face significant and direct competition in the CES segment from a few large multi-national companies that manufacture diagnostic and imaging products including General Electric, Philips and Siemens, as well as other national independent service providers and a mix of regional and local service providers.  We believe that through our nationwide network of highly trained technicians, strong customer relationships and extensive equipment database, we offer customers an attractive alternative for performing clinical engineering services on their equipment.

Surgical Services

Our SS segment accounted for $56.1 million, or 13.1%, of our revenues for the year ended December 31, 2013.  This segment represented 12.1% and 7.2% of total revenue for the years ended December 31, 2012 and 2011, respectively.  During the year ended December 31, 2013, we owned or managed over 4,000 units of mobile surgical equipment in our SS segment, primarily used in the practice of general surgery, orthopedic surgery, otolaryngology, urology, obstetrics, gynecology, podiatry, dermatology and plastic/cosmetics.

SS provides high end, state-of-the-art surgical equipment and associated products along with trained and certified Surgical Equipment Technologists (“technologists”) to assist in the procedural operation of the equipment. We provide these services to over 1,000 acute care hospitals and surgery centers through our nationwide network of 82 district service centers and an additional seven stand-alone SS service centers. Our technologists work in the operating room and support physicians and operating room (“O.R.”) personnel. The services are offered on a per-procedure basis. Our technologists deliver, set up, and create a safe environment for hospital and clinical personnel operating the equipment and provide all necessary disposable materials needed. Our technologists work closely with our customers to confirm that all certifications and credentials meet requirements to provide on-site services. Our technologists also assist customers in the operation of facility-owned assets and supplement the training and staffing of their personnel.  As of December 31, 2013, SS provided solutions in 41 states.

SS solutions encompass mobilizing expensive, high-end, under-utilized equipment for our clients. SS has established working relationships with leading manufacturers and is sometimes an introducer of technology in its markets. SS reviews developments in the surgical equipment field to stay abreast of new and emerging technologies and to obtain new surgical medical equipment. In this regard, SS has, in recent years, added equipment to provide for services in lithotripsy, cryosurgery, transmyocardial revascularization, advanced visualization technology, microwave therapy and prostate surgery. SS strives to develop and expand strategic relationships in order to enhance its product lines and improve its access to new medical devices.

We expect much of our future growth in this segment to be driven by our customers outsourcing more of their surgical equipment needs, as well as our continued investment in new surgical technologies that help O.R. staff reduce costs, increase productivity and get better patient outcomes. We expect to be on the leading edge of bringing future surgical technologies to market in the U.S. that will help solidify and grow our position as a leader in this field.

We have two primary solutions in our SS segment:

·                  On-Demand and Scheduled Usage Solutions; and

·                  360 On-site Managed Solutions;

Our SS services and programs provide a range of solutions for our customers:

·                  On-Demand and Scheduled Usage Solutions.   Supplemental or peak needs mobile surgical equipment solutions are ordered from several hours to several months in advance of surgery, and re-confirmed with the customer the day before the medical procedure by SS’ scheduling department. Upon arrival at the customer site, the SS technologist sets up the equipment, posts required warning notices outside the O.R., issues safety equipment to the O.R. staff, provides any disposable materials needed and supplies equipment certifications and/or documentation required for hospital record keeping. Technologist-only services are also made available to hospitals and surgical centers that sometimes find that the outsourcing of technologists without renting equipment to be a cost-effective alternative to training and staffing their own personnel. SS also provides its customers with disposable products and/or ancillary equipment that are needed for a given medical procedure.

·                  360 On-site Managed Solutions (“360 solutions”). Our 360 solutions allow our customers to fully outsource the responsibilities and costs of effectively managing surgical equipment in their O.R.s, with the added benefit of enhancing equipment utilization. With our 360 solutions, equipment types and quantities are adjusted to meet changes in patient census and acuity. Our technologists work at the customers’ sites to integrate our equipment management process and proprietary management software technology tools into the customers’ day-to-day operations.  We assume full responsibility for having surgical equipment and a technologist in the O.R. exactly when needed, removing equipment that is no longer in use and sanitizing, testing and repairing equipment as needed between each use. SS also provides its customers with disposable products and/or ancillary equipment that are needed for a given medical procedure.

SS Customers

Our primary customer relationships are with acute care hospitals and surgery centers.  These organizations may belong to regional or national groups of facilities, and often participate in GPOs. We contract at the local, regional and national level, as requested by our customers:

·                  Acute Care Hospitals. We provide our solutions to acute care hospitals on a supplemental and fully outsourced basis. Our solutions are requested by in-house hospital O.R. departments on a supplemental basis because of our extensive expertise with mobile surgical equipment.  Our solutions allow O.R. staff and physicians to conduct their cases in a safe, efficient and cost effective manner;

·                  Surgery Centers. We offer our surgical solutions to surgery centers and other alternative site facilities. Our national infrastructure and presence allow our national customers to eliminate a fragmented local approach to a systematic singular solution. We provide surgery centers access to state-of-the-art surgical equipment that would otherwise be costly to acquire, manage and maintain.

SS Competitors

The market for mobile surgical services is highly fragmented and competitive. Companies, particularly in the mobile surgical equipment industry, often compete by price, thereby impacting profit margins. In addition, SS faces many existing and future competitors of various size and scale.  The SS business could also be adversely affected if our customers elect to purchase surgical equipment directly from the manufacturers and hire their own technicians.

Competitors in our market include multiple privately held local and regional companies.

Products

The detail on the percentage of revenue for each group of similar products sold or services provided in the MES, CES and SS segments are described in Item 15, Note 18, Business Segments.

VALUE OF UHS SOLUTIONS

We believe that a multi-billion dollar market exists for our comprehensive solutions including the equipment usage, management and service of medical and surgical equipment.

Our solutions enable health care providers to replace the fixed costs of owning and/or leasing medical equipment with variable costs that are more closely related to their patient census and patient acuity. They also eliminate significant capital costs associated with equipment acquisitions and liability associated with equipment ownership.  The increased flexibility and solutions provided to our customers allows them to:

·                  access our extensive data and expertise on the cost, performance, features and functions of all major items of medical equipment;

·                  increase productivity of available equipment;

·                  reduce maintenance and management costs through the use of our technology and knowledgeable outsourcing staff;

·                  access new medical and surgical equipment and technology without the expense of acquisition on a pay-per-procedure basis;

·                  increase the productivity and satisfaction of their nursing staffs by allowing them to focus on primary patient care responsibilities, which we believe lead to lower attrition rates;

·                  reduce the risk of hospital-acquired conditions (infections, falls, wounds);

·                  mitigate the risks and costs associated with product recalls or modifications;

·                  reduce equipment obsolescence risk; and

·                  facilitate compliance with regulatory and recordkeeping requirements and manufacturers’ specifications on tracking and maintenance of medical equipment.

In addition to providing significant flexibility, we employ technical, clinical and financial specialists that directly interact with our customers to ensure we are optimizing our equipment outsourcing solutions. We believe that these experts enhance our ability to deliver on the above specified benefits to our customers.

BUSINESS OPERATIONS

District Service Centers

As of December 31, 2013, we operated 82 market-based district service centers, six CES Centers of Excellence and an additional seven stand-alone SS service centers, which allow us to provide our equipment management and service solutions to customers in virtually all markets throughout the United States.  Each district service center is responsible for servicing its local healthcare market.  Each service center maintains an inventory of locally demanded equipment, parts, supplies and other items tailored to accommodate the needs of individual customers within its geographical area. Should additional or unusual equipment be required by one of our customers, a district service center can draw upon the resources of all of our other districts.  With access to over 700,000 owned or managed units of medical equipment available for customer use as of December 31, 2013, we can most often obtain the necessary equipment within 24 hours.

Depending on the district service center size and demands, our district service centers are staffed by multi-disciplined teams of sales professionals, service representatives, customer service technicians, clinical engineering (biomedical) equipment technicians and surgical services technologists trained to provide the spectrum of solutions we offer our customers.  Employees providing resident-based services through our 360 Solutions are supported by site based managers and/or the district service centers in the markets where their customers are located.

Centers of Excellence

Our district service center network is supported by six strategically located CES Centers of Excellence.  These Centers focus on providing highly specialized clinical engineering service and support.  The Centers of Excellence also provide overflow support, technical expertise, training programs and specialized depot service functions for our district service center.  All specialized depot work required by our manufacturer customers resides within these Centers of Excellence.  All six of our Centers of Excellence are certified as being in compliance with International Organization for Standardization (“ISO”) 9001:2008 and ISO 13485:2003 standards as a quality commitment to our customers.

Centralized Functions

Our corporate office is located in suburban Minneapolis, Minnesota. We have centralized many of the key elements of our equipment and service offerings in order to create standardization, and to maximize our operating efficiencies and uniformity of service.  Some of the critical aspects of our business that we have centralized include contract administration, marketing, purchasing, pricing, logistics, accounting and information technology.

Medical Equipment Fleet

We acquire or manage medical equipment to meet our customers’ needs in some of the following product areas: respiratory therapy, newborn care, critical care, patient monitors, patient handling (which includes fall management, bariatrics, beds, stretchers and wheelchairs), pressure area management (such as therapy surfaces), wound therapy and surgical equipment. We maintain one of the most technologically advanced equipment fleets in the industry, routinely acquiring new and pre-owned equipment to enhance our fleet.  Our specialized equipment portfolio managers evaluate new products each year to keep abreast of current market technology and to determine whether to add new products to our equipment fleet.  In making equipment purchases, we consider a variety of factors, including manufacturer credibility, repair and maintenance costs, anticipated user demand, equipment mobility and anticipated obsolescence.  Historically, we have purchased and owned directly the equipment used in our medical equipment outsourcing programs.  During the year ended December 31, 2013, we owned or managed over 700,000 units of medical equipment available for use by our customers.

In 2013, our ten largest manufacturers of medical equipment supplied approximately 76% (measured in dollars spent) of our direct medical equipment purchases.  In 2013, our two largest medical equipment suppliers, respectively, accounted for approximately 17% and 14% of our medical equipment purchases (measured in dollars spent).

We seek to ensure availability of equipment at favorable prices. We generally do not enter into long-term fixed price contracts with suppliers of our equipment.  We may receive price discounts related to the volume and timing of our purchases. The purchase price we pay for equipment generally ranges from $1,000 to $500,000 per item.

COMPETITIVE STRENGTHS

We believe our business model presents an attractive value proposition to our customers and has resulted in significant growth in recent years.  We provide our customers with a wide array of solutions across the full spectrum of equipment management. We believe our over 75 years of experience and reputation as the “go to” company in critical situations has earned us a leading position in our industry.

We attribute our historical success to, and believe that our potential for future growth comes from, the following strengths:

Unique position in the health care arena.  We believe that we are unique in providing the largest breadth of comprehensive health care technology management and service solutions to the health care industry.  While we have competitors that may offer products and services in various stages of the equipment lifecycle, none provide the comprehensive approach to customers that we do.  Our extensive relationships with more than 8,000 hospitals and alternate site providers, over 200 medical device manufacturers and many of the nation’s largest GPOs and IDNs, of which many are long-standing, present a unique position and value proposition in the health care arena.

We are uniquely positioned in the health care industry as a result of our:

·                  investment in our large and modern fleet of medical equipment;

·                  diversified product offering and customized solutions;

·                  nationwide infrastructure for service and logistics;

·                  proprietary health care technology management software and tools;

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

Large, modern equipment fleet.  We own or manage an extensive, modern fleet of medical equipment, which during the year ended December 31, 2013, consisted of over 700,000 units available for use to our customers. This modern equipment fleet, along with our quality assurance programs and tools, places us in a leadership position in the areas of quality and patient safety.  It also places us in a unique position to service “high end” acute care hospitals, such as teaching, research or specialty institutions that demand the most current technology to satisfy the increasingly complex needs of their patients.

Nationwide infrastructure.  We have a broad, nationwide staff, facility, and vehicle service network coupled with focused and customized operations at the local level. Our extensive network of district service centers and Centers of Excellence and our 24-hours-a-day, 365 days-a-year service capabilities enable us to compete effectively for large, national contracts as well as to drive growth regionally and locally.

Proprietary software and asset management tools.  We have used our more than 75 years of experience and our extensive database of equipment management information to develop sophisticated software technology and management tools.  These tools have allowed us to become a leader in meeting the demands of customers by delivering sophisticated 360 solutions that we use to drive cost efficiencies, equipment productivity, caregiver satisfaction, and better patient outcomes.  We believe that our continued and significant investment in new tools and technology will help us to continue to distinguish our offerings to the health care industry.

Superior customer service.  We believe we have a long-standing reputation among our customers for outstanding service and quality.  This reputation is largely due to our strong customer service culture, which is continuously reinforced by management’s commitment to, and significant investment in, hiring and training resources.  We strive to seamlessly integrate our employees and solutions into the operations of our customers.  This aggressive focus on customer service has helped us achieve a high customer retention rate.

Proven management team.  We have an industry leading management team with significant depth of health care experience.  Our management team has successfully supervised the development of our competitive strategy, continually enhanced and expanded our service and product offerings, established our nationwide coverage and furthered our reputation as an industry leader for quality, value and service.

Industry with favorable fundamentals.  Our business benefits from the overall favorable trends in health care in general and our segments in particular.  There is a fundamental shift in the needs of hospitals and alternate site providers from supplemental and peak needs supply of medical equipment to full, on-site managed solutions.  This move to full outsourcing is not unlike trends in similar services at hospitals including food service, laundry, professional staffing and technology.  The strong fundamentals in our business segments are being driven by the following trends:

·                  Focus on reducing costs and increasing operational efficiency. Hospitals and other health care facilities are going through substantial change in the health care market and consistently look for ways to save capital, reduce operating expenses and become more operationally efficient.  We expect these pressures to continue in the future, and believe that UHS is on the right side of health care reform.  Our comprehensive solutions offer our customers a way to realize costs savings and operational improvements, thereby improving their organizational efficiency and financial viability.

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

·                  Caregiver retention and satisfaction.  Hospitals continue to experience nursing and other caregiver retention and job satisfaction pressures.  We expect that with these internal pressures, hospitals will increasingly turn to our programs to outsource health care technology management duties and related management challenges.

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

·                  Increase in obesity.  The U.S. population is getting heavier. In 2012, all 50 states reported having obesity prevalence rates of 20% or more, as reported by the Center for Disease Control and Prevention.

·                  Increased capital and operating expense pressures and regulatory scrutiny.  Hospitals continue to experience restricted capital and operating budgets, while the cost and complexity of medical equipment increases. Furthermore, the increasing complexity and sophistication of medical equipment brings with it more record keeping and regulatory scrutiny of the use and maintenance of medical equipment in the health care setting. We expect that hospitals will increasingly look to us to source these capital equipment needs and manage medical equipment to achieve capital and operating expense savings, operating efficiencies and regulatory compliance.

No direct third-party payor reimbursement risk.  Many health care providers rely on payment from patients or reimbursement from third-party payors. Our fees are paid directly by our customers, rather than by third-party payors, such as Medicare, Medicaid, managed care organizations or indemnity insurers. Accordingly, our exposure to uncollectible patient or reimbursement receivables or Medicare or Medicaid reimbursement changes is reduced, as evidenced by our bad debt expense of approximately 0.3% of total revenues for each of the years ended December 31, 2013, 2012 and 2011.

Strong value proposition.  With our focus and expertise in health care technology management and service solutions, we are able to create a strong value proposition for our customers.  All of our comprehensive solutions focus on providing our customers with:

·                  lower capital and operating costs;

·                  enhanced operational productivity and staff satisfaction; and

·                  improved patient safety and outcomes.

Technical, clinical and financial specialists. We employ a number of technical, clinical and financial specialists that engage directly with our customers to drive better cost, efficiency and clinical outcomes. Our specialists employ:

·                  Gateway solutions which offer an entry point to the economic buyer and include peak needs usage, sales and remarketing, and clinical engineering services;

·                  Vertical solutions to provide clinical offerings tailored to specific patient needs in the areas of wound management, fall management, early mobility, bariatrics, respiratory therapy, maternal and infant care and surgical services; and

·                  Comprehensive solutions through our 360 solutions to drive efficiencies and allow customers to effectively manage costs.

Performance and reliability in time of critical need by our customers. We believe that many of our customers have come to rely on our ability to respond quickly and with significant resources in times of emergency, such as hurricanes, tornadoes, floods and epidemic outbreaks to bring in needed medical equipment in critical situations. We believe our ability to provide critical service in extreme situations distinguishes us from our competitors. It also requires us to maintain inventories and infrastructure that we do not believe our competitors currently maintain.

GROWTH STRATEGY

Historically, we have experienced significant and sustained organic and strategic growth.  Our overall growth strategy is to continue to grow both organically and through strategic acquisitions.

Organic Growth

We believe that the following external and market factors will provide us significant growth opportunities:

·                  pressure to reduce costs and increase operational efficiency;

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

Our organic growth will be driven internally by the following factors:

·                  growing our business segments through customer education and increasing the numbers and types of equipment and service we offer in our programs;

·                  converting peak needs usage and supplemental service customers to fully outsourced 360 solutions;

·                  growing our less capital intensive CES and SS business;

·                  increasing the number of hospitals, alternative care facilities, surgery centers, physicians and manufacturers to which we provide services; and

·                  expanding and deepening our relationships with customers and manufacturers to develop more effective and comprehensive offerings tailored to the unique needs of caregivers.

EMPLOYEES

We had 2,282 regular employees as of December 31, 2013, including 2,046 full-time and 236 part-time employees. Of such employees, 227 were sales representatives, 1,726 were operations personnel and 329 were employed in corporate support functions.

None of our employees are covered by a collective bargaining agreement, and we have experienced no work stoppages to date. We believe that our relations with our employees are good.

INTELLECTUAL PROPERTY

We have registrations with the United States Patent and Trademark Office for the following marks: Asset360® and BioMed360®; “Universal Hospital Services, Inc.,” ‘‘UHS®’’ and the UHS logo; “OnCare,” “Harmony,” “MedPrime Capital,” “Equipment Lifecycle Services” and the Equipment Lifecycle Services logo; and “CHAMP.” United States service mark registrations are generally for a term of 10 years, renewable every 10 years if the mark is used in the regular course of business.

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

We have developed a number of proprietary software programs to directly service or support our customers including “inCareTM” which is a medical equipment inventory management system that allows UHS to track the location and usage of equipment we are managing at the customers’ location in our Asset360 Program. “MyUHSTM” is our online ordering and reporting site which accesses our proprietary programs specifically designed to help customers meet medical equipment documentation and reporting needs under applicable regulations and standards, such as those promulgated by the FDA and The Joint Commission. Additionally, this tool provides detail reporting on utilization, compliance, and analytics for management. “inServiceTM” is our equipment maintenance and planning system which houses our work order system and assists in our customers regulatory compliance recordkeeping.  “inSurgeryTM” is our web-based scheduling, tracking, reporting and physician preference system for SS solutions. “inCommandTM” encompasses the proprietary software tools that allow our employees to manage and maintain our extensive equipment fleet and serve our customers more effectively and efficiently.

MARKETING

We market our programs primarily through our direct sales force, which consisted of 227 professional sales representatives as of December 31, 2013.  Our direct sales force is organized into two regions and eleven sales divisions.  We support our direct sales force with technical, clinical, surgical and financial specialists, who provide comprehensive solutions for our customers. Our national accounts team also supports our direct sales force through its focus on securing national and regional contracts.

We also market through our websites, www.uhs.com, www.uhssurgicalservices.com and www.oncaremedical.com, participation in numerous national and regional conventions and interaction with industry groups and opinion leaders. Information presented on our website is not incorporated by reference and should not be considered a part of our Annual Report on Form 10-K.

In our marketing efforts, we primarily target key decision makers, such as administrators, chief executive officers, chief financial officers, chief medical officers, and chief nursing officers as well as physicians, directors and managers of functional departments, such as materials management, surgery, purchasing, pharmacy, biomedical services, and central supply. We also promote solutions to hospital, surgery centers, manufacturer and alternate site provider groups and associations.

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

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) applies to certain covered entities, including health plans, health care clearinghouses and health care providers, as well as to business associates such as us.  HIPAA regulations protect individually identifiable health information, including information in an electronic format, by, among other things, setting forth specific standards under which such information may be used and disclosed, providing patients rights to obtain and amend their health information, requiring notification to individuals, federal and state agencies and media outlets in the event of a breach of health information and establishing certain administrative requirements for covered entities.

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

Hospitals and alternate site providers face cost containment pressures from public and private insurers and other managed care providers, such as health maintenance organizations, preferred provider organizations and managed fee-for-service plans, as these organizations continue to place controls on the reimbursement and utilization of health care services. We believe that these payors have followed or will follow the government in limiting the services that are reimbursed and in exerting downward pressure on prices. In addition to promoting managed care plans, employers are increasingly self-funding their benefit programs and shifting costs to employees through increased deductibles, co-payments and employee contributions.  Hospitals and health care facilities are also experiencing an increase in uncompensated care or “charity care,” which causes increased economic pressures on these organizations.  We believe that these cost reduction efforts will place additional pressures on health care providers’ operating margins and will encourage efficient equipment management practices such as the use of our outsourcing and 360 Program solutions.

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

Risks Related to Our Business and Industry

Our competitors may engage in significant competitive practices, which could cause us to lose market share, reduce prices or increase expenditures.

Our competition may engage in competitive practices that could cause us to lose market share, reduce our prices, or increase our expenditures.  For example, competitors may sell significant amounts of surplus equipment or sell capital equipment at a lower gross margin to obtain the future repeat sales of disposables for a higher gross margin, thereby decreasing the demand for our equipment solutions. Additionally, the market for surgical services is very competitive and our competitors often compete by lowering prices, thus impacting gross margin.

Our competitors may bundle products and services offered to customers, some of which we do not offer.

If competitors offer their products and services to customers on a combined basis with reduced prices, and we do not offer some of these products or cannot offer them on comparable terms, we may have a competitive disadvantage that will lower the demand for our solutions.

If our customers’ patient census or services decrease, the revenues generated by our business could decrease.

Our operating results are dependent in part on the amount and types of equipment necessary to service our customers’ needs, which are heavily influenced by the number of patients our customers serve at any time (which we refer to as “patient census”) and the services those patients receive.  At times of lower patient census, our customers have a decreased need for our services on a supplemental or peak needs basis.  During severe economic downturns like the one we recently experienced, the number of hospital admissions and inpatient surgeries declines as consumers reduce their use of non-essential health care services.  Our operating results can also vary depending on the timing and severity of the cold and flu season, local, regional or national epidemics, and the impact of national catastrophes, as well as other factors affecting patient census and service demand.

Another global economic downturn could adversely affect our customers and suppliers or have new, additional adverse effects on them, which could have further adverse effects on our operating results and financial position.

We believe our customers have been adversely affected by the recent global economic downturn and the volatility of the credit and capital markets, which have led to declines in commercial and consumer spending. The impact of another downturn on our customers may result in, among other things, decreased patient census, decreased number of non-essential patient services, increased uncompensated care and bad debt, increased difficulty obtaining financing on favorable terms and tighter capital and operating budgets.  Many of our customers depend on investment income to supplement inadequate third-party payor reimbursement.  Further disruption in the capital and credit markets could adversely affect the value of many investments, reducing our customers’ ability to access cash reserves to fund their operations.  If economic conditions reoccur or worsen, our customers may seek to further reduce their costs and may be unable to pay for our solutions, resulting in reduced orders, slower payment cycles, increased bad debt, and customer bankruptcies.

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

Our revenue maintenance and growth depend, in part, on continuing contracts with customers, including through GPOs and IDNs, with which certain of our customers are affiliated.  In the past, we have been able to maintain and renew such contracts and expand the solutions we offer under such contracts.  If we are unable to maintain our contracts, or if the GPOs or IDNs seek additional discounts or other more beneficial terms on behalf of their members, we may lose a portion of existing business with, or revenues from, customers that are members of such GPOs and IDNs.

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

We purchased medical equipment from approximately 115 manufacturers in 2013.  Our ten largest manufacturers of medical equipment accounted for approximately 76% of our direct medical equipment purchases in 2013.  Adverse developments concerning key suppliers or our relationships with them could force us to seek alternative sources for our medical equipment or to purchase such equipment on less unfavorable terms.  A delay in procuring equipment or an increase in our cost to purchase equipment could limit our ability to provide equipment to our customers on a timely and cost-effective basis.  In addition, if we do not have access to certain parts, or if manufacturers do not provide access to the appropriate equipment manuals or training, we may not be able to provide certain clinical engineering services.

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

For the year ended December 31, 2013, approximately 51% of our total revenue was derived from customers that contracted with us or from hospitals and other providers that purchased equipment or services from us through a GPO that contracted with us on behalf of its members.  The source of the remaining 49% of revenue was from customers that do not purchase equipment or services from us through a GPO contract.  Our customers are generally not obligated to outsource our equipment under long-term commitments.  In addition, many of our customers do not sign written contracts with us fixing the rights and obligations of the parties regarding matters such as billing, liability, warranty or use.  Therefore, we face risks such as fluctuations in usage, inaccurate or false reporting of usage by customers and disputes over liabilities related to equipment use.  We do not have written contracts with some of our 360 Solution customers for which we provide a substantial portion of the medical equipment that they use and provide substantial staffing resources.  The non-contracted services we provide could be terminated by the customer without notice or payment of any termination fee.  A large number of such terminations may adversely affect our ability to generate revenue growth and sufficient cash flows to support our growth plans.  In addition, those customers with long-term commitments may have contracts that do not permit us to raise our prices, yet our cost to serve may increase. Any of these risks could reduce our ability to operate and expand our business.

We depend on key personnel and our inability to attract and retain key personnel could harm our business.

Our financial performance is dependent in significant part on our ability to hire, develop and retain key personnel, including our senior executives, sales professionals, sales specialists, hospital management employees and other qualified workers.  We have experienced and will continue to experience intense competition for these resources.  The loss of the services of one or more of our senior executives or other key personnel could significantly undermine our management expertise, key relationships with customers and suppliers, and our ability to provide efficient, quality health care solutions.

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

Our results of operations have been and can be expected to be subject to quarterly fluctuations.  We may experience increased revenues in the first and fourth quarters of the year, depending upon the timing and severity of the cold and flu season and the related increased hospital census and medical equipment usage during that season. Because a significant portion of our expenses are relatively fixed over these periods, our operating income as a percentage of revenue tends to increase during the first and fourth quarter of each year.  If the cold and flu season is delayed by as little as one month, or is less severe than in prior periods, our quarterly operating results for a current period can vary significantly from prior periods.  Our quarterly results can also fluctuate as a result of such other factors as the timing of acquisitions, new 360 solution agreements or new service center openings.

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

Our customer contracts may include limitations on our ability to increase prices over the term of the contract. On the other hand, we rely on third parties, including subcontractors, to provide some of our services and supplies and we do not always have fixed pricing contracts with these subcontractors. Therefore, we are at risk of incurring increased costs that we are unable to pass through to our customers. In addition, the Affordable Care Act imposes a 2.3% annual excise tax on the purchase of certain medical devices in the United States that commenced in 2013. If we are unable to offset the cost of this excise tax through increased demand for our services, cost reductions or price increases, we may experience lower profitability and our results of operations may be materially and adversely affected.

Any failure of our management information systems could harm our business and operating results.

We depend on our management information systems to actively manage our medical equipment fleet, control capital spending, and provide fleet information, including equipment usage history, condition and availability of our medical equipment.  These functions enhance our ability to optimize fleet utilization and redeployment.  The inability of our management information systems to operate as we anticipate could damage our reputation with our customers, disrupt our business or result in, among other things, decreased revenues and increased overhead costs.  Any such failure could harm our business and results of operations.  Our results of operations could be adversely affected if these systems, or our customers’ access to them, are interrupted, damaged by unforeseen events, cyber security incidents or other actions of third parties, or fail for any extended period of time.  In addition, data security breaches could adversely impact our operations, results of operations or our ability to satisfy legal requirements, including those related to patient-identifiable health information.

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

Risks Related to Healthcare and Other Legal Regulation

Uncertainty surrounding health care reform initiatives remains.  Depending on the scope, form, and implementation of final health care reform legislation, our business may be adversely affected.

The health care industry is undergoing significant change. In March 2010, the Congress adopted and President Obama signed into law the Affordable Care Act (the “ACA”). The ACA is expected to increase the number of Americans with health insurance coverage by approximately 32 million through individual and employer mandates and subsidies offered to lower income individuals. The majority of the expected increase in the number of insured is expected to occur after 2014, as the state-based insurance exchanges provided for in the ACA open, individual and employer mandates take effect, and Medicaid eligibility is broadened. While the increase in coverage could translate into increased utilization of our products and services, health care reform and political uncertainty have historically resulted in changes in how our customers purchase our services and have adversely affected our revenues. Provider revenue per service may decline with reductions in Medicare and Medicaid reimbursement. Furthermore, the implementation of the ACA may impose changes in health care delivery, reimbursement, operations or record keeping that are not compatible with our current offerings, which could force us to incur additional compliance costs. So far, starting in 2013, our business, along with some of our suppliers and customers that are manufacturers, came under direct regulation of the Open Payments Law, specifically the Physician Payments Sunshine Act. The Open Payments Law will require the annual reporting and publishing of all transfers of value to physicians and teaching hospitals to give greater transparency to financial relationships between manufacturers, physicians and teaching hospitals.  Federal and state governments also continue to enact and consider various legislative and regulatory proposals that could materially impact certain aspects of the health care system. We cannot predict with certainty what healthcare initiatives, if any, will be implemented or what the ultimate effect of federal health care reform (including, but not limited to, the ACA) or any future legislation or regulation will have on our operating results or financial condition.

Recently enacted amendments to federal privacy laws make us subject to more stringent penalties in the event we improperly use or disclose protected health information regarding our customers’ patients.

The Health Information Technology for Economic and Clinical Health (“HITECH”) Act expanded the scope of the privacy and security requirements under HIPAA and increased penalties for violations to “Business Associates,” which includes UHS. Business Associates such as UHS are required to comply with certain of the HIPAA privacy standards and are required to implement administrative, physical and technical security standards to protect the integrity, confidentiality and availability of certain electronic health information we receive, maintain or transmit. In addition, the HITECH Act enacted federal breach notification rules requiring notification to affected individuals and the Department of Health and Human Services (and in some cases, relevant media outlets) whenever a breach of personal health information occurs. In addition, the HIPAA rules now involve increased penalties, including mandatory penalties for “willful neglect” violations, starting at $100 per violation subject to a cap of $1.5 million for violations of the same standard in a single calendar year.  State attorneys general are also authorized to enforce federal HIPAA privacy and security rules. Our operations could be negatively impacted by a violation of the HIPAA privacy or security rules and our reputation could suffer in the event of a data breach involving significant number of individuals.

Many states in which we operate also have state laws that protect the privacy and security of confidential, personal information that have similar to or even more protection than the federal provisions.  Some state laws impose fines and penalties upon violators in addition to allowing a private right of action to sue for damages for those who believe their personal information has been misused.

Our relationships with healthcare facilities and marketing practices are subject to the federal Anti-Kickback Statute and similar state laws.

We are subject to the federal Anti-Kickback Law, which prohibits the knowing and willful offer, payment, solicitation or receipt of any form of “remuneration” in return for, or to induce, the referral of business or ordering of services paid for by Medicare or other federal programs.  “Remuneration” has been broadly defined to include anything of value, including gifts, discounts, credit arrangements, and in-kind goods or services.  Certain federal courts have held that the Anti-Kickback Law can be violated if “one purpose” of a payment is to induce referrals.  The Anti-Kickback Law is broad and prohibits many arrangements and practices that are lawful in businesses outside the healthcare industry.  Violations can result in imprisonment, civil or criminal fines or exclusion from Medicare and other governmental programs.  The Office of Inspector General issued a series of safe harbors that if met will help assure healthcare providers and other parties will not be prosecuted under the Anti-Kickback Law.  Contracts with healthcare facilities and other marketing practices or transactions may implicate the Anti-Kickback Law.  We have attempted to structure our contracts and marketing practices to comply with the Anti-Kickback Law along with providing training to our employees.  However, we cannot ensure that we will not have to defend against alleged violations from private entities or that OIG or other authorities will not find that our practices violate the Anti-Kickback Law.

Changes in third-party payor reimbursement for health care items and services, as well as economic hardships faced by other parties from which our customers obtain funding, may affect our customers’ ability to pay for our services, which could cause us to reduce our prices or adversely affect our ability to collect payments.

Although our customers are health care providers that pay us directly for the services we deliver, they rely on third-party payor reimbursement for a substantial portion of their operating revenue.  Third-party payors include government payors like Medicare and Medicaid and private payors like insurance companies and managed care organizations.  Third-party payors continue to engage in widespread efforts to control health care costs. Their cost containment initiatives include efforts to control utilization of services and limit reimbursement amounts. Reimbursement limitations can take many forms, including discounts, non-payment for certain care (for example, care associated with certain hospital-acquired conditions) and fixed payment rates for particular treatment modalities or plans, regardless of the provider’s actual costs in caring for a patient.  Reimbursement policies have a direct effect on our customers’ ability to pay us for our services and an indirect effect on the prices we charge.  Ongoing concerns about rising health care costs may cause more restrictive reimbursement policies to be implemented in the future.  Restrictions on the amounts or manner of reimbursements or funding to health care providers may affect the financial strength of our customers and the amount our customers are able to pay for our solutions.

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

Although our business is not currently extensively regulated under healthcare laws, we are subject to certain regulatory requirements that continue to come under greater scrutiny and regulation.  Our customers are subject to direct regulation under the Federal False Claims Act, the Stark Law, the Anti-Kickback Law, rules and regulations of the Centers for Medicare and Medicaid Services (“CMS”) and other federal and state healthcare laws and regulations.  Promulgation of new laws and regulations, or changes in or re-interpretations of existing laws or regulations as they relate to our customers and our business, could affect our business, operating results or financial condition. Our operations might be negatively impacted if we had to comply with additional complex government regulations.

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

In addition to the FDCA and state licensing requirements, we are impacted by federal and state laws and regulations aimed at protecting the privacy of individually identifiable health information, among other things, and detecting and preventing fraud, abuse and waste with respect to federal and state health care programs.  Some of these laws and regulations apply directly to us.  Additionally, many of our customers require us to abide by their policies relating to patient privacy, state and federal anti-kickback acts, and state and federal false claim acts and whistleblower protections. Since the ACA provides for further oversight over and detection of fraud and abuse activities, we expect many of our customers to continue to require us to abide by such policies.

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

Risks Related to Our Capital Structure and Our Debt

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

We require substantial cash to operate our medical equipment outsourcing programs and service our debt.  Our outsourcing programs require us to invest a significant amount of cash in medical equipment purchases.  To the extent that such expenditures cannot be funded from our operating cash flow, borrowings under our amended senior secured credit facility or other financing sources, we may not be able to grow as currently planned.  We currently expect that over the next 12 months, we will invest approximately $94.0 million in new and pre-owned medical equipment and other capital expenditures.  This estimate is subject to numerous assumptions, including revenue growth, the number of 360 Solution signings, and any significant changes in customer contracts. In addition, a substantial portion of our cash flow from operations must be dedicated to servicing our debt and there are significant restrictions on our ability to incur additional indebtedness under the indenture governing our floating rate notes and the amended and restated credit agreement governing our senior secured credit facility.

Primarily because of our debt service obligations and debt refinancing charges and elevated depreciation and amortization charges we have incurred subsequent to the Transaction, we have had a history of net losses.  If we consistently incur net losses, it could result in our inability to finance our business in the future.  We had net losses of $43.0, $35.2 and $22.4 million during the years ended December 31, 2013, 2012 and 2011, respectively.  Our ability to use our United States federal income tax net operating loss carryforwards to offset our future taxable income may be limited.  If we are limited in our ability to use our net operating loss carryforwards in future years in which we have taxable income, we will pay more current taxes than if we were able to utilize our net operating loss carryforwards without limitation, which could harm our results of operations and liquidity.

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

ITEM 1B:  Unresolved Staff Comments

None.

ITEM 2:  Properties

As of December 31, 2013, we operated 82 full service district service centers nationwide, six CES Centers of Excellence and an additional seven stand-alone SS service centers.  We lease all of our district service centers as well as SS locations and Centers of Excellence. The average square footage of our non-corporate locations is approximately 8,300 square feet. Our full service district service centers support all of our business segments.  Our corporate office is located at a 55,000 square foot leased facility in a suburb of Minneapolis, Minnesota.

ITEM 3:  Legal Proceedings

The Company, in the ordinary course of business, could be subject to liability claims related to employees and the equipment that it rents and services. Asserted claims are subject to many uncertainties and the outcome of individual matters is not predictable. While the ultimate resolution of these actions may have an impact on the Company’s financial results for a particular reporting period, management believes that any such resolution would not have a material adverse effect on the financial position, results of operations or cash flows of the Company and the chance of a negative outcome on outstanding litigation is considered remote.

ITEM 4:  Mine Safety Disclosures

Not applicable.

PART II

ITEM 5:  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 1, 2014, Parent owns, and at all times during 2013 Parent has owned, all 1,000 shares of our common stock, par value $.01 per share. There is no established public trading market for our common stock. During 2013, the Company did not declare or pay any cash dividends.  Our debt instruments contain certain restrictions on our ability to pay cash dividends on our common stock (see the information regarding our Notes and senior secured credit facility contained under the caption “Liquidity and Capital Resources” in Item 7 of this Annual Report on Form 10-K).

We did not repurchase any of our equity securities during 2013.

ITEM 6:  Selected Financial Data

The selected financial data is presented below under the captions “Consolidated Statements of Operations Data,” “Other Financial Data,” “Other Operating Data” and “Consolidated Balance Sheet Data” for and as of the periods presented below.  The selected financial data presented below is qualified in its entirety by, and should be read in conjunction with, the financial statements and notes thereto and other financial and statistical information included elsewhere in this Annual Report on Form 10-K, including the information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

On June 8, 2011 the Company and Parent’s Boards of Directors declared a dividend of $0.12 per share to the Parent’s shareholders of record on June 10, 2011 and a $0.12 per share equity distribution to be paid to the holders of vested options on the Parent’s stock as of June 10, 2011, subject to the consummation of the note offering which occurred on June 17, 2011 (see Item 15, Note 8, Long-term Debt), and payable on July 1, 2011. Also on June 8, 2011, the Boards of Directors declared an equity distribution of $0.12 per option to holders of outstanding options on the Parent’s stock on June 10, 2011 that vested on December 31, 2011, 2012 and 2013 and are scheduled to vest on December 31, 2014 and 2015.

	Year Ended December 31,
(in thousands)	2013	2012	2011	2010	2009
Consolidated Statements of Operations Data:
Total revenues	$428,440	$415,326	$355,156	$312,112	$297,204
Cost of revenues	301,202	267,582	225,987	203,738	196,536
Gross margin	127,238	147,744	129,169	108,374	100,668

Operating expenses:
Selling, general and administrative	112,649	109,247	100,948	89,336	84,225
Restructuring, acquisition and integration expenses	236	7,474	3,483	—	—
Total operating expenses	112,885	116,721	104,431	89,336	84,225
Operating income	14,353	31,023	24,738	19,038	16,443
Loss on extinguishment of debt	1,853	12,339	—	—	—
Interest expense	55,015	55,697	55,020	46,457	46,505
Loss before income taxes and noncontrolling interest	(42,515)	(37,013)	(30,282)	(27,419)	(30,062)
(Benefit) provision for income taxes	(166)	(2,569)	(8,343)	1,692	(11,489)
Net income attributable to noncontrolling interest	688	754	451	—	—
Net loss attributable to Universal Hospital Services, Inc.	$(43,037)	$(35,198)	$(22,390)	$(29,111)	$(18,573)

	Year Ended December 31,
(in thousands)	2013	2012	2011	2010	2009
Other Financial Data:
Net cash provided by operating activities	$57,574	$72,531	$57,691	$76,156	$55,988
Net cash used in investing activities	(56,433)	(73,597)	(153,219)	(74,205)	(50,550)
Net cash (used in) provided by financing activities	(1,141)	(95)	96,689	(1,951)	(17,444)

Other Operating Data (as of end of period):
Medical equipment (approximate number of owned outsourcing units)	269,000	265,000	248,000	231,000	223,000
District service centers	82	83	84	84	84
SS stand-alone service centers	7	7	3	—	—
Centers of Excellence	6	6	6	6	6
Number of total outsourcing customers	8,366	8,715	8,700	8,600	8,450

Depreciation and amortization of intangibles	$98,796	$96,691	$96,612	$91,739	$87,047
EBITDA (1)(2)	110,608	114,621	120,899	110,777	103,490
Dividend and equity distribution	—	—	34,500	—	—

	December 31,
(in thousands)	2013	2012	2011	2010	2009
Consolidated Balance Sheet Data:
Working capital (3)	$1,754	$12,765	$23,608	$23,550	$32,352
Total assets	915,615	937,413	936,932	833,028	835,403
Total debt	710,771	699,014	671,097	525,045	518,619
Equity	23,020	60,875	93,187	146,739	173,991

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

(2)         The following is a reconciliation of consolidated net loss to EBITDA:

	Years Ended December 31,
(in thousands)	2013	2012	2011	2010	2009

Net loss attributable to Universal Hospital Services, Inc.	$(43,037)	$(35,198)	$(22,390)	$(29,111)	$(18,573)
Interest expense	55,015	55,697	55,020	46,457	46,505
(Benefit) provision for income taxes	(166)	(2,569)	(8,343)	1,692	(11,489)
Depreciation and amortization of intangibles	98,796	96,691	96,612	91,739	87,047
EBITDA	$110,608	$114,621	$120,899	$110,777	$103,490

(3)         Represents total current assets (excluding cash and cash equivalents) less total current liabilities (excluding current portion of long-term debt).

Segment Information

	Year Ended December 31, 2013
	Medical	Clinical		Corporate
	Equipment	Engineering	Surgical	and
(in thousands)	Solutions	Solutions	Services	Unallocated	Total

Revenue	$285,510	$86,864	$56,066	$—	$428,440
Cost of revenue	128,864	67,747	31,557	—	228,168
Medical equipment depreciation	67,615	—	5,419	—	73,034
Gross margin	$89,031	$19,117	$19,090	$—	$127,238

Total assets	$701,507	$112,746	$101,362	$—	$915,615

	Year Ended December 31, 2012
	Medical	Clinical		Corporate
	Equipment	Engineering	Surgical	and
(in thousands)	Solutions	Solutions	Services	Unallocated	Total

Revenue	$282,905	$82,236	$50,185	$—	$415,326
Cost of revenue	125,105	62,428	27,845	—	215,378
Recall gains	(18,557)	—	—	—	(18,557)
Medical equipment depreciation	65,776	—	4,985	—	70,761
Gross margin	$110,581	$19,808	$17,355	$—	$147,744

Total assets	$722,421	$111,062	$103,930	$—	$937,413

	Year Ended December 31, 2011
	Medical	Clinical		Corporate
	Equipment	Engineering	Surgical	and
(in thousands)	Solutions	Solutions	Services	Unallocated	Total

Revenue	$275,677	$54,058	$25,421	$—	$355,156
Cost of revenue	119,135	40,518	13,673	—	173,326
Recall gains	(15,371)	—	—	—	(15,371)
Medical equipment depreciation	65,928	—	2,104	—	68,032
Gross margin	$105,985	$13,540	$9,644	$—	$129,169

Total assets	$751,876	$106,097	$78,959	$—	$936,932

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are a leading nationwide provider of health care technology management and service solutions to the United States health care industry. Our diverse medical equipment solutions customer base includes more than 8,000 acute care hospitals and alternate site providers.  We also have relationships with more than 200 medical device manufacturers and many of the nation’s largest group purchasing organizations (“GPOs”) and many of the integrated delivery networks (“IDNs”).  All of our solutions leverage our nationwide network of 82 district service centers, six Centers of Excellence and an additional seven stand-alone Surgical Services service centers together with our more than 75 years of experience managing and servicing all aspects of medical equipment.  During the year ended December 31, 2013, we owned or managed over 700,000 units of medical equipment consisting of approximately 450,000 owned or managed units in our Medical Equipment Solutions (“MES”) segment, over 250,000 units of customer-owned equipment we managed in our Clinical Engineering Solutions (“CES”) segment and over 4,000 units of owned or managed mobile surgical equipment in our Surgical Services (“SS”) segment. Our fees are paid directly by our customers rather than from direct reimbursement from third-party payors, such as private insurers, Medicare, or Medicaid.  We commenced operations in 1939, originally incorporated in Minnesota in 1954 and reincorporated in Delaware in 2001.  Historically, we have experienced significant and sustained growth. Our overall growth strategy is to continue to grow both organically and through strategic acquisitions. In 2013, we continued our focus on exploring acquisitions and international growth opportunities.

As one of the nation’s leading medical equipment lifecycle services companies, we design and offer comprehensive solutions for our customers that help reduce capital and operating expenses while increasing medical equipment and staff productivity and support improved patient safety and outcomes.

On April 1, 2011 we completed our acquisition of Emergent Group Inc. (“Emergent Group”) for a total purchase price of approximately $65.3 million, as described in Item 15, Note 3, Acquisitions.  The results of operations of this acquisition have been included in UHS’s consolidated results of operations since the date of acquisition and also included in the SS segment. Effective December 31, 2011, Emergent Group was merged into its principal operating subsidiary, PRI Medical Technologies, Inc. (“PRI Medical”) with PRI Medical the surviving entity. Also, on December 31, 2011, PRI Medical’s name was changed to UHS Surgical Services, Inc. (“Surgical Services”).

On May 31, 2011 we acquired certain assets of an equipment rental division of a medical equipment manufacturer for approximately $6.5 million. The financial results of this acquisition are included in our MES segment.

On October 3, 2011, we completed the acquisition, effective October 1, 2011, of all of the outstanding stock of a surgical laser equipment service provider for approximately $5.5 million in cash consideration. The $5.5 million purchase price included $0.5 million of debt which was paid off at closing. The financial results of this acquisition are included in our SS segment.

On January 3, 2012, we completed the acquisition, effective January 1, 2012, of all of the outstanding stock of a surgical laser equipment service provider for approximately $16.1 million in cash consideration. The financial results of this acquisition are included in our SS segment.

On March 31, 2012, we completed the acquisition of certain assets of the southern California equipment rental division of a medical equipment manufacturer. The total purchase price was approximately $0.8 million, including approximately $0.4 million in contingent consideration which may be paid over four years based on future revenues. The financial results of this acquisition are included in our MES segment.

On July 9, 2012, we completed the acquisition of certain assets of a surgical laser equipment service provider for total consideration of approximately $5.3 million. The financial results of this acquisition are included in our SS segment.

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

We report our financial results in three segments. Our reportable segments consist of medical equipment solutions, clinical engineering solutions and surgical services.  We evaluate the performance of our reportable segments based on gross margin. The accounting policies of the individual reportable segments are the same as those of the entire company.  Our revenue, profits, and assets for our reportable segments for each of the last five fiscal years ended December 31 are described in “Item 6 — Selected Financial Data.”

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

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases these estimates on historical experience and other assumptions believed to be reasonable under the circumstances.  However, actual results could differ from these estimates. Management believes the critical accounting policies and areas that require more significant judgments and estimates used in the preparation of our consolidated financial statements to be:

·                  recoverability and valuation of long-lived assets, including goodwill and intangible assets;

·                  potential litigation liabilities; and

·                  income taxes.

For goodwill and indefinite-lived intangible assets, including trade names, we review for impairment annually and upon the occurrence of certain events as required by Accounting Standards Codification (“ASC”) Topic 350, “Intangibles — Goodwill and Other.” Goodwill and indefinite-lived intangible assets are tested at least annually for impairment and more frequently if events or changes in circumstances indicate that the asset might be impaired. We review goodwill for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we will conclude that goodwill is not impaired. We review indefinite-lived intangible assets for impairment by first assessing qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the indefinite-lived intangible asset is impaired, then we conclude that the indefinite-lived intangible asset is not impaired. No impairments were recognized in 2013, 2012, or 2011 related to indefinite-lived intangible assets or goodwill. During the fourth quarter of 2011, the Company implemented a rebranding strategy with respect to its surgical services business whereby the Company changed the legal name of PRI Medical Technologies, Inc. to UHS Surgical Services, Inc. and ceased using the PRI Medical trade name as of December 31, 2011 (see Item 15, Note 3, Acquisitions). Accordingly, management determined in the fourth quarter of 2011 that it was appropriate to change the estimated remaining useful life of the PRI Medical trade name from 114 months to 3 months.

For property and equipment and amortizable intangible assets, impairment is evaluated when an event (such as those noted in ASC Topic 360, “Property, Plant, and Equipment”) is indicated.  This evaluation is conducted at the lowest level of identifiable cash flows.  If there is an indication of impairment based on this evaluation of undiscounted cash flows versus carrying value, impairment is measured based on the estimated fair value of the long-lived or amortizable asset in comparison to its carrying value.  Our amortizable intangible assets consist of the following discrete items:  customer relationships, a supply agreement, technology databases, non-compete agreements and favorable lease agreements.  For property and equipment, primarily movable medical equipment, we continuously monitor specific makes/models for events such as product recalls or obsolescence. No impairments were recognized in 2013, 2012, or 2011 related to property and equipment and amortizable intangible assets.

As disclosed in Item 3, the Company, from time to time, may become involved in litigation arising out of operations in the normal course of business. Accruals for loss contingencies associated with these matters are made when it is determined that a liability is probable and the amount can be reasonably estimated. The assessment of the probable liabilities is based on the facts and circumstances known at the time that the consolidated financial statements are being prepared. For cases in which it is determined that a liability has been incurred but only a range for the potential loss exists, the minimum amount of the range is recorded and subsequently adjusted as better information becomes available. Accruals for defense related costs are made upon becoming informed of potential litigation and once we have sufficient information to reasonably estimate our defense costs.

The Company’s current and deferred tax provision is based on estimates and assumptions that could materially differ from the actual results reflected in its income tax return(s) filed during the subsequent year and could materially affect the Company’s effective tax rate.

The Company has recorded a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to realize.  We evaluate the recoverability of our deferred tax assets by scheduling the expected reversals of deferred tax assets and liabilities to determine whether net operating loss carry forwards are recoverable prior to expiration.  The Company had a valuation allowance of $36.1 and $25.8 million as of December 31, 2013 and 2012, respectively.

In accounting for uncertainty in income taxes, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

RESULTS OF OPERATIONS

The following table provides information on the percentages of certain items of selected financial data compared to total revenues. The table also indicates the percentage increase or decrease comparing fiscal 2013 to 2012 and 2012 to 2011.

	Percent to Total Revenue			Percent Increase (Decrease)
	Year Ended December 31,			Year Ended December 31,
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Revenue
Medical equipment solutions	66.6%	68.1%	77.6%	0.9%	2.6%
Clinical engineering solutions	20.3	19.8	15.2	5.6	52.1
Surgical services	13.1	12.1	7.2	11.7	97.4
Total revenues	100.0	100.0	100.0	3.2	16.9

Cost of Revenue
Medical equipment solutions	30.1	25.7	29.2	20.9	2.7
Clinical engineering solutions	15.8	15.0	11.4	8.5	54.1
Surgical services	7.4	6.7	3.8	13.3	103.7
Medical equipment depreciation	17.0	17.0	19.2	3.2	4.0
Total cost of revenues	70.3	64.4	63.6	12.6	18.4
Gross margin	29.7	35.6	36.4	(13.9)	14.4

Selling, general and administrative	26.3	26.3	28.4	3.1	8.2
Restructuring, acquisition and integration expenses	0.1	1.8	1.0	(96.8)	114.6
Operating income	3.3	7.5	7.0	(53.7)	25.4

Loss on extinguishment of debt	0.4	3.0	—	*	*
Interest expense	12.8	13.4	15.5	(1.2)	1.2
Loss before income taxes	(9.9)	(8.9)	(8.5)	14.9	22.2

Benefit for income taxes	—	(0.6)	(2.3)	(93.5)	(69.2)
Consolidated net loss	(9.9)%	(8.3)%	(6.2)%	23.0%	57.0%

* Not meaningful

Results of Operations for the Year Ended December 31, 2013 compared to the Year Ended December 31, 2012

Total Revenue

Total revenue for the year ended December 31, 2013 was $428.4 million, compared with $415.3 million for the year ended December 31, 2012, an increase of $13.1 million or 3.2%.  The increase was primarily due to additional revenue in our MES segment related to growth in our 360 On-site Managed Solutions (“360 solutions”) of $12.2 million, partially offset by a decrease in peak need usage revenue of $4.0 million; additional revenue in our SS segment related to growth in our surgical services business of $5.9 million primarily from organic growth combined with a July 2012 acquisition and additional revenue in our CES segment related to growth in our 360 solutions of $3.1 million, partially offset by a decrease in used sales of $2.7 million.

Cost of Revenue

Total cost of revenue for the year ended December 31, 2013 was $301.2 million compared to $267.6 million for the year ended December 31, 2012, an increase of $33.6 million or 12.6%.  The increase in our MES segment was primarily due to 2012 included recall gains of $18.6 million without a comparable amount for 2013 and an increase in 360 solutions costs of $5.9 million corresponding with the 360 solutions revenue growth, the growth in our surgical services business resulted in additional costs of $3.7 million and an increase in our CES segment costs related to 360 solution costs of $2.9 million.

Gross Margin

Total gross margin for the year ended December 31, 2013 was $127.2 million, or 29.7% of total revenues compared to $147.7 million, or 35.6% of total revenues for the year ended December 31, 2012, a decrease of $20.5 million or 13.9%.  The decrease in gross margin as a percent of revenue was primarily impacted by recall equipment gains recognized in the prior year.

Medical Equipment Solutions Segment

(in thousands)

	Year Ended December 31,
	2013	2012	Change	% Change
Total revenue	$285,510	$282,905	$2,605	0.9%
Cost of revenue	128,864	125,105	3,759	3.0
Recall gains	—	(18,557)	18,557	(100.0)
Medical equipment depreciation	67,615	65,776	1,839	2.8
Gross margin	$89,031	$110,581	$(21,550)	(19.5)

Gross margin % - including recall gains	31.2%	39.1%
Gross margin % - excluding recall gains	31.2%	32.5%

Total revenue in the MES segment for the year ended December 31, 2013 increased by $2.6 million, or 0.9%, to $285.5 million as compared to the same period of 2012. The increase was primarily due to new signings of 360 solutions programs combined with organic growth of $12.2 million, partially offset by decreases in peak need usage revenue of $4.0 million, used sales of $2.7 million and other disposables sales of $2.3 million. Many of our 360 Solution customers utilize more than one of our equipment management program offerings in areas such as infusion, patient handling, and negative pressure wound therapy. As of December 31, 2013, we had 181 such active programs, up from 118 as of December 31, 2012. Peak need usage revenue was negatively impacted by converting customers to 360 solutions and sluggish patient census.

Total cost of revenue in the segment for the year ended December 31, 2013 increased by $22.3 million, or 20.9%, to $128.9 million as compared to the same period of 2012. This increase is attributable to the decrease in recalled equipment gains of $18.6 million due to the completion of the recall program in 2012 and an increase in costs to support growth in our 360 solutions of $5.9 million largely due to an increase in employee related expense of $4.5 million, partially offset by lower cost of disposable sales of $3.0 million.

Medical equipment depreciation for the year ended December 31, 2013 increased by $1.8 million, or 2.8%, to $67.6 million as compared to the same period of 2012. The increase in medical equipment depreciation was primarily due to the additional depreciation expense related to medical equipment purchased to support the growth in the 360 solutions programs.

Gross margin percentage for the MES segment was 31.2% and 39.1% for the years ended December 31, 2013 and 2012, respectively. The decrease in gross margin percentage was primarily attributable to the recall equipment gains recognized in the prior year of $18.6 million. Gross margin percentage for 2012 excluding recall equipment gains was 32.5%. Gross margin rate was impacted by the growth in our 360 solutions, which has a lower margin rate than other medical equipment solutions.

Clinical Engineering Solutions Segment

(in thousands)

	Year Ended December 31,
	2013	2012	Change	% Change
Total revenue	$86,864	$82,236	$4,628	5.6%
Cost of revenue	67,747	62,428	5,319	8.5
Gross margin	$19,117	$19,808	$(691)	(3.5)

Gross margin %	22.0%	24.1%

Total revenue in the CES segment for the year ended December 31, 2013 increased by $4.6 million, or 5.6%, to $86.9 million as compared to the same period of 2012.  The increase was primarily due to growth in our 360 solutions of $3.1 million. As of December 31, 2013, we had 360 solutions implemented in 131 programs in our CES segment.

Total cost of revenue in the segment for the year ended December 31, 2013 increased by $5.3 million, or 8.5%, to $67.7 million as compared to the same period of 2012. Cost of revenue consists primarily of employee-related expenses, vendor expenses and repair parts expenses.  The increase is primarily attributable to an increase in vendor expenses to support the revenue growth.

Gross margin percentage for the CES segment was 22.0% and 24.1% for the years ended December 31, 2013 and 2012, respectively.  Gross margin percentage will fluctuate based on the variability of third-party vendor expenses in our 360 solutions and supplemental service programs.

Surgical Services Segment

(in thousands)

	Year Ended December 31,
	2013	2012	Change	% Change
Total revenue	$56,066	$50,185	$5,881	11.7%
Cost of revenue	31,557	27,845	3,712	13.3
Medical equipment depreciation	5,419	4,985	434	8.7
Gross margin	$19,090	$17,355	$1,735	10.0

Gross margin %	34.0%	34.6%

Total revenue in the SS segment for the year ended December 31, 2013 increased by $5.9 million, or 11.7%, to $56.1 million as compared to the same period of 2012. The increase was driven by approximately $3.8 million organic growth in our surgical services business and $2.1 million growth related to our acquisitions.

Total cost of revenue in the segment for the year ended December 31, 2013 increased by $3.7 million, or 13.3%, to $31.6 million as compared to the same period of 2012. The increase was primarily attributable to an increase in employee-related costs to support growth in our surgical services business of $1.2 million and an increase in disposables of $1.1 million related to the revenue growth.

Medical equipment depreciation for the year ended December 31, 2013 increased by $0.4 million, or 8.7%, to $5.4 million as compared to the same period of 2012. The increase in medical equipment depreciation was primarily due to the additional depreciation expense related to acquisitions in our surgical services business during 2012.

Gross margin percentage for the SS segment was 34.0% and 34.6% for the years ended December 31, 2013 and 2012, respectively. The decrease in gross margin percentage was primarily attributable to expansion of equipment offerings to geographies which resulted in an increase in travel expense.

Selling, General and Administrative, Restructuring, Acquisition and Integration Expenses, Loss on Extinguishment of Debt and Interest Expense

(in thousands)

	Year Ended December 31,
	2013	2012	Change	% Change
Selling, general and administrative	$112,649	$109,247	$3,402	3.1%
Restructuring, acquisition and integration expenses	236	7,474	(7,238)	(96.8)
Loss on extinguishment of debt	1,853	12,339	(10,486)	(85.0)
Interest expense	55,015	55,697	(682)	(1.2)

Selling, General and Administrative

Selling, general, and administrative expenses for the year ended December 31, 2013 increased by $3.4 million, or 3.1%, to $112.6 million as compared to the same period of 2012. The increase was primarily due to an increase in outside consulting services to support potential investments in acquisitions and other business opportunities totaling $3.8 million. The remaining increase was the employee-related salaries and benefits of $2.3 million primarily to support the growth in our 360 solutions business. The increase was partially offset by a decrease in stock option expense of $2.4 million due to an increase in forfeited shares and the majority of shares becoming fully vested by the end of 2012.

Selling, general and administrative expense as a percentage of total revenue was 26.3% for the years ended December 31, 2013 and 2012.

Restructuring, Acquisition and Integration Expenses

Restructuring, acquisition and integration expenses for the year ended December 31, 2013 decreased by $7.2 million, or 96.8%, to $0.2 million as compared to the same period of 2012. The decrease was primarily due to the completion of the management reorganization.

Loss on Extinguishment of Debt

For the year ended December 31, 2013, the loss of $1.9 million reflects the write-off of the unamortized deferred financing costs related to the redemption of our floating rate notes due 2015 (“Floating Rate Notes”) during 2013. For the year ended December 31, 2012, we incurred $12.3 million of expense related to the repurchase of $230.0 million of our 8.50% / 9.25% PIK Toggle Notes due 2015 (“PIK Toggle Notes”) and $175.0 million of our PIK Toggle Notes issued on June 17, 2011, for total aggregate principal amount of $405.0 million.  The expense consisted of a call premium of $9.8 million, a credit of $2.9 million related to the bond premium write-off from the $175.0 million of notes issued in 2011 and the write-off of unamortized deferred financing costs of $5.4 million.

Interest Expense

Interest expense for the year ended December 31, 2013 decreased by $0.7 million, or 1.2%, to $55.0 million as compared to the same period of 2012. This decrease was mainly attributable to the decrease in amortization of deferred financing costs. Interest expense includes amortization of deferred financing fees associated with our debt of $2.7 and $3.7 million for years ended December 31, 2013 and 2012, respectively.

Income Taxes

Income taxes were a benefit of $0.2 and $2.6 million for the years ended December 31, 2013 and 2012, respectively. The tax benefit for the year ended December 31, 2013 primarily relates to two items along with state minimum fees. The first item is to record a deferred tax liability for adjustments in connection with the tax amortization of indefinite-life goodwill. The second item is to reverse a long-term liability created as a reserve against operating losses from an acquisition in 2011. The Company will continue to incur deferred tax expense in the future as tax amortization occurs. The expected tax benefit from operating loss during the year ended December 31, 2013 was offset by the recording of additional valuation allowance. Our January 3, 2012 acquisition resulted in the recording of deferred tax liabilities on the opening balance sheet due to higher book than tax basis for fixed assets and amortizable intangible assets. This event had the one-time effect of reducing our valuation allowance by approximately $3.4 million on that date, though this amount was offset by approximately $2.5 million of additional valuation allowance resulting from year-to-date losses. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

Consolidated Net Loss

Consolidated net loss was $42.3 and $34.4 million for the years ended December 31, 2013 and 2012, respectively. Net loss was impacted primarily by recalled equipment gains in 2012 of $18.6 million, higher selling, general and administrative expenses of $3.4 million partially offset by a decrease in restructuring, acquisition and integration expenses of $7.2 million and a decrease in loss on extinguishment of debt of $10.5 million.

EBITDA

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was $110.6 and $114.6 million for the years ended December 31, 2013 and 2012, respectively.  EBITDA for the year ended December 31, 2013 was impacted by a decrease of $18.6 million in recalled equipment gains as a result of the completion of the recall program offset by a decrease in loss on extinguishment of debt of $10.5 million.

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

Results of Operations for the Year Ended December 31, 2012 compared to the Year Ended December 31, 2011

Total Revenue

Total revenue for the year ended December 31, 2012 was $415.3 million, compared with $355.2 million for year ended December 31, 2011, an increase of $60.1 million or 16.9%.  The increase was primarily due to an increase in revenue in our CES segment related to a large 360 solutions program which began in September 2011, and resulted in additional revenue of $26.5 million. In addition, increases in our SS segment related to acquisitions in our surgical services business, which resulted in additional revenue of $24.8 million, and an increase in new signings of 360 solutions of $7.7 million. This was partially offset by sluggish patient census and what we believe has been a sustained customer effort to control outsourcing expenses affecting our peak needs usage business.

Cost of Revenue

Total cost of revenue for the year ended December 31, 2012 was $267.6 million compared to $226.0 million for the year ended December 31, 2011, an increase of $41.6 million or 18.4%.  The increase is primarily due to an increase in our CES segment related to a large 360 solutions program, which resulted in additional costs of $20.4 million, combined with an increase in our SS segment related to acquisitions in our surgical services business, which resulted in additional costs of $17.0 million. This was partially offset by recall equipment gains, net of costs associated with retirement of the recalled pumps, which increased $3.2 million from that experienced in the prior year.

Gross Margin

Total gross margin for the year ended December 31, 2012 was $147.7 million, or 35.6% of total revenues compared to $129.2 million, or 36.4% of total revenues for the year ended December 31, 2011, an increase of $18.6 million or 14.4%.  Gross margin as a percent of revenue was impacted by a revenue mix shift favoring our CES segment as a result of a large 360 solutions program, which began in September 2011. This was partially offset by recall equipment gains, net of costs associated with retirement of the recalled pumps, which increased $3.2 million from the prior year.

Medical Equipment Solutions Segment

(in thousands)

	Year Ended December 31,
	2012	2011	Change	% Change
Total revenue	$282,905	$275,677	$7,228	2.6%
Cost of revenue	125,105	119,135	5,970	5.0
Recall gains	(18,557)	(15,371)	(3,186)	20.7
Medical equipment depreciation	65,776	65,928	(152)	(0.2)
Gross margin	$110,581	$105,985	$4,596	4.3

Gross margin % - including recall gains	39.1%	38.4%
Gross margin % - excluding recall gains	32.5%	32.9%

Total revenue in the MES segment for the year ended December 31, 2012 increased by $7.2 million, or 2.6%,, to $282.9 million as compared to the same period of 2011. The increase was primarily due to new signings of 360 solutions programs which resulted in increased revenues of $7.7 million, an increase in other outsourcing revenue of $4.0 million, an increase in disposable sales of $3.2 million and an increase in brokerage and used sales of $2.6 million. The increase was partially offset by sluggish patient census and what we believe has been a sustained customer effort to control outsourcing expenses affecting our peak needs usage business of $10.3 million. Many of our 360 solutions customers utilize more than one of our equipment management program offerings in areas such as infusion, patient handling, and negative pressure wound therapy.

Total cost of revenue in the segment for the year ended December 31, 2012 increased by $2.8 million, or 2.7%, to $106.5 million as compared to the same period of 2011. This increase is attributable to employee-related costs to support the growth in revenue in our 360 solutions business of $4.5 million, an increase in the costs of disposable sales of $2.4 million and an increase in the cost of used equipment sales of $1.5 million. The increase was partially offset by an increase in recalled equipment gains net of costs associated with retirement of the recalled pumps from that experienced in the prior year of $3.2 million and a decrease in the cost of new equipment sales of $0.8 million.

Medical equipment depreciation for the year ended December 31, 2012 decreased by $0.2 million, or 0.2%, to $65.8 million as compared to the same period of 2011.

Gross margin percentage for the MES segment was 39.1% and 38.4% for the years ended December 31, 2012 and 2011, respectively. Gross margin percentage excluding recall equipment gains was 32.5% and 32.8% for the years ended December 31, 2012 and 2011, respectively.

Clinical Engineering Solutions Segment

(in thousands)

	Year Ended December 31,
	2012	2011	Change	% Change
Total revenue	$82,236	$54,058	$28,178	52.1%
Cost of revenue	62,428	40,518	21,910	54.1
Gross margin	$19,808	$13,540	$6,268	46.3

Gross margin %	24.1%	25.0%

Total revenue in the CES segment for the year ended December 31, 2012 increased by $28.2 million, or 52.1% to $82.2 million as compared to the same period of 2011.  During the year ended December 31, 2012, we experienced an increase of $26.5 million primarily from a large 360 solutions program which began in September 2011. The remaining net increase of $1.7 million was primarily from our provider services business.

Total cost of revenue in the segment for the year ended December 31, 2012 increased by $21.9 million, or 54.1%, to $62.4 million as compared to the same period of 2011. Cost of revenue consists primarily of employee-related expenses, vendor expenses and occupancy charges.  This increase was primarily attributable to the increases in expenses associated with a large 360 solutions program of $20.4 million and an increase in provider services costs of $1.8 million.

Gross margin percentage for the CES segment was 24.1% and 25.0% for the years ended December 31, 2012 and 2011, respectively.  Gross margin percentage will fluctuate based on the variability of third-party vendor expenses in our Med360 solutions, and supplemental service programs. Additionally, gross margin includes revenues and expenses related to a large 360 solutions program, which began in September 2011, whose gross margin percentage is lower than our historical service gross margins.

Surgical Services Segment

(in thousands)

	Year Ended December 31,
	2012	2011	Change	% Change
Total revenue	$50,185	$25,421	$24,764	97.4%
Cost of revenue	27,845	13,673	14,172	103.6
Medical equipment depreciation	4,985	2,104	2,881	136.9
Gross margin	$17,355	$9,644	$7,711	80.0

Gross margin %	34.6%	37.9%

Total revenue in the SS segment for the year ended December 31, 2012 increased by $24.8 million, or 97.4%, to $50.2 million as compared to the same period of 2011. The increase was primarily driven by growth in our surgical services business which was originally purchased in April of 2011 along with subsequent acquisitions.

Total cost of revenue in the segment for the year ended December 31, 2012 increased by $14.2 million, or 103.6%, to $27.8 million as compared to the same period of 2011. The increase was primarily attributable to an increase in employee-related costs of $6.5 million and an increase in cost of disposables of $4.6 million primarily associated with the multiple acquisitions in our surgical services business

Medical equipment depreciation for the year ended December 31, 2012 increased by $2.9 million, or 136.9%, to $5.0 million as compared to the same period of 2011. The increase in medical equipment depreciation was primarily due to the additional depreciation expense related to the multiple acquisitions in our surgical services business.

Gross margin percentage for the SS segment was 34.6% and 37.9% for the years ended December 31, 2012 and 2011, respectively. The decrease in gross margin percentage was primarily attributable to our acquisitions in 2012 and late 2011. These acquisitions resulted in comparably higher depreciation expense and overall lower revenue per case due to regional health system wide contracts.

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

* Not meaningful

Selling, General and Administrative

Selling, general and administrative expenses for the year ended December 31, 2012 increased by $8.3 million, or 8.2%, to $109.2 million as compared to the same period of 2011. Selling, general and administrative expenses consist primarily of employee-related expenses, professional fees, occupancy charges, bad debt expense, depreciation and amortization. The increase was primarily due to the incremental costs to support the surgical business acquisitions of $9.0 million and increases in employee-related salary and benefit expenses of $3.9 million. The increase is offset by lower amortization expense of $1.5 million.

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

Loss on Extinguishment of Debt

For the year ended December 31, 2012, we incurred $12.3 million of expense related to the repurchase of $230.0 million of our PIK Toggle Notes issued on May 31, 2007 and $175.0 million of our PIK Toggle Notes issued on June 17, 2011, for total aggregate principal amount of $405.0 million. The expense consisted of a call premium of $9.8 million, a credit of $2.9 million related to the bond premium write-off from the $175.0 million of notes issued in 2011, and the write-off of unamortized deferred financing costs of $5.4 million.

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

Income Taxes

Income taxes were a benefit of $2.6 and $8.3 million for the years ended December 31, 2012 and 2011, respectively. The tax benefits are primarily attributable to tax benefits resulting from our acquisitions of stock of surgical equipment service providers in 2012 and 2011. The acquisition in 2011 was significantly larger than the 2012 acquisition, resulting in a smaller tax benefit in 2012. We evaluate the recoverability of our deferred tax assets by scheduling the expected reversals of deferred tax assets and liabilities in order to determine whether net operating loss carry forwards are recoverable prior to expiration. During 2010, we determined that it was no longer more likely than not that all of our net operating loss carry forwards will be recovered prior to their expiration based on the expected reversals of these deferred tax assets and liabilities, future earnings, or other assumptions. Accordingly, we established a valuation allowance in 2010 and, since that time, we have continued to recognize this uncertainty. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

Net Loss

Net loss was $34.4 and $21.9 million for the years ended December 31, 2012 and 2011, respectively.

EBITDA

EBITDA was $114.6 and $120.9 million for the years ended December 31, 2012 and 2011, respectively.  EBITDA for the year ended December 31, 2012 was impacted by the restructuring costs and loss on extinguishment of debt, partially offset by the increase in gains related to recalled equipment.

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

LIQUIDITY AND CAPITAL RESOURCES

Financing Structure.  As of December 31, 2013, our major sources of funds were comprised of $425.0 million aggregate principal amount of our Original Notes (as defined below), $220.0 million aggregate principal amount of our Add-on Notes (as defined below), $235.0 million senior secured credit facility and $20.1 million of vehicle leases. Our $230.0 million of Floating Rate Notes and $405.0 million aggregate principal amount of PIK Toggle Notes were redeemed in March 2013 and August 2012, respectively.

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

In connection with the issuance of the 2012 Notes, we entered into registration rights agreements with the initial purchasers of the 2012 Notes.  Pursuant to those agreements, we filed Registration Statements on Form S-4 to register the exchanges of the 2012 Notes for fully registered 2012 Notes. Following declaration of effective by the Security and Exchange Commission (“SEC”), we completed offers to exchange all of the then outstanding 2012 Notes for an equivalent amount of 2012 Notes which have been registered under the Securities Act of 1933, as amended. We did not receive any additional proceeds from the exchange offers.

Floating Rate Notes.  On May 31, 2007, we issued $230.0 million aggregate principal amount of our Floating Rate Notes.  Interest on the Floating Rate Notes was reset for each semi-annual interest period and was calculated at the current LIBOR rate plus 3.375%.

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

As of December 31, 2013, we had $155.6 million of availability under the senior secured credit facility based on a borrowing base of $192.8 million less borrowings of $33.0 million and after giving effect to $4.2 million used for letters of credit.

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

Borrowings under the senior secured credit facility accrue interest (including a credit spread varying with facility usage):

·                  at a per annum rate equal to 1.00% - 1.50% above the rate equal to the greater of (i) the “federal funds rate” plus one-half of one percent (0.50%) per annum, (ii) the “prime rate” announced from time to time by the administrative agent for such day and (iii) the “Eurodollar rate” for a one month interest period as determined on such day, plus one percent (1.0%) payable quarterly in arrears; and

·                  at a per annum rate equal to 2.00% - 2.50% above the adjusted British Bankers Association Interest Settlement Rate for deposits in Dollars rate used by the administrative agent with a term equivalent to the selected interest rate period, for the respective interest rate period determined at our option, payable in arrears upon cessation of the interest rate period elected, provided that for an interest rate period longer than three months, payable in arrears on the respective dates that fall every three months from the beginning of such interest rate period.

At December 31, 2013, we had $33.0 million of borrowings outstanding of which $28.0 million was accruing interest at a rate of 2.6666% and $5.0 million was accruing interest at the prime rate of 3.25% plus 1.5%.

We were in compliance with all financial debt covenants for all years presented.

2012 Indenture. Our 2012 Notes are guaranteed, jointly and severally, on a second priority senior secured basis, by Surgical Services, and are also similarly guaranteed by certain of our future 100%-owned domestic subsidiaries. The 2012 Notes are our second priority senior secured obligations and rank (i) equal in right of payment with all of our existing and future unsubordinated indebtedness and effectively senior to any such unsecured indebtedness to the extent of the value of collateral; (ii) senior in right of payment to all of our and our guarantors’ existing and future subordinated indebtedness; (iii) effectively junior to our senior secured credit facility and certain other obligations secured by a lien on assets, in each case, to the extent of the value of such collateral or assets; and (iv) structurally subordinated to any indebtedness and other liabilities (including trade payables) of any of our future subsidiaries that are not guarantors.

The 2012 Indenture contains covenants that limit our and our guarantors’ ability, subject to certain definitions and exceptions, and certain of our future subsidiaries’ ability to:

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

We require substantial cash to operate our medical equipment outsourcing programs and service our debt.  Our outsourcing programs require us to invest a significant amount of cash in medical equipment purchases.  To the extent that such expenditures cannot be funded from our operating cash flow, borrowing under our senior secured credit facility or other financing sources, we may not be able to conduct our business or grow as currently planned.  We currently expect that over the next 12 months, we will invest approximately $94.0 million in new medical equipment and other capital expenditures.  This estimate is subject to numerous assumptions, including revenue growth and the number of 360 solutions signings.

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

We were in compliance with all debt covenants for all years presented.

The following table sets forth selected historical information regarding our cash flows:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Other Financial Data:
Net cash provided by operating activities	$57,574	$72,531	$57,691
Net cash used in investing activities	(56,433)	(73,597)	(153,219)
Net cash (used in) provided by financing activities	(1,141)	(95)	96,689

Net cash provided by operating activities was $57.6, $72.5 and $57.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.  Net cash provided by operating activities decreased in 2013 compared to 2012 primarily due to debt refinancing in August 2012 shifting the interest cycle from June and December to February and August, resulting in approximately eight months of cash interest payments in 2012 and twelve months of cash interest payments in 2013. In addition, the management reorganization costs were expensed in 2012 and primarily paid in 2013. Net cash provided by operating activities increased in 2012 compared to 2011 due to debt refinancing shifting the interest cycle from December 15 to February 15 and increased collections on accounts receivable.

Net cash used in investing activities was $56.4, $73.6 and $153.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.  The decrease in net cash used in investing activities in 2013 was primarily the result of our January 3, 2012 and July 9, 2012 acquisitions in our surgical services business. During the year ended December 31, 2012 net cash used in investing activities was down from 2011 due to lower acquisition activity and lower medical equipment purchases.

Net cash (used in) provided by financing activities was $(1.1), $(0.1) and $96.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. During the year ended December 31, 2011, net cash provided by financing activities was higher due to net proceeds from the bond issuance.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2013, we do not have any unconsolidated SPEs.

Contractual Obligations

The following is a summary, as of December 31, 2013, of our future contractual obligations:

	Payments due by period
(in thousands)					2019 and
Contractual Obligations	Total	2014	2015-2016	2017-2018	beyond
Other Financial Data:
Long-term debt principal obligations	$678,000	$—	$—	$33,000	$645,000
Interest on notes	325,826	49,181	98,363	98,363	79,920
Principal and interest on capital lease obligations	21,814	7,010	8,034	3,736	3,034
Operating lease obligations	41,771	8,178	13,288	9,482	10,823
Pension obligations (1)	1,260	1,260	—	—	—
Unrecognized tax positions (2)	2,072	—	—	—	—
Total contractual obligations	$1,070,743	$65,629	$119,685	$144,581	$738,777

Other commercial commitments:
Stand by letter of credit	$4,185	$—	$—	$—	$—

(1)         While our net pension liability at December 31, 2013 was approximately $3.8 million, we cannot reasonably estimate required payments beyond 2014 due to changing actuarial and market conditions.

(2)         We cannot reasonably determine the exact timing of payments related to our unrecognized tax positions.

Based on the level of operating performance expected in 2014, we believe our cash from operations, together with additional borrowings under our 2012 Notes, will meet our liquidity needs for the foreseeable future, exclusive of any borrowings that we may make to finance potential acquisitions.  However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could be adversely affected.  As of December 31, 2013, we had $155.6 million of availability under the senior secured credit facility based on a borrowing base of $192.8 million less borrowings of $33.0 million and after giving effect to $4.2 million used for letters of credit.

Our levels of borrowing are further restricted by the financial covenants set forth in our senior secured credit facility agreement and the 2012 Indenture governing our 2012 Notes, which covenants are summarized above.  As of December 31, 2013, we were in compliance with all covenants for all years presented.

Our expansion and acquisition strategy may require substantial capital.  Sufficient funding for future acquisitions may not be available under our existing revolving credit facility, and we may not be able to raise any necessary additional funds through bank financing or the issuance of equity or debt securities on terms acceptable to us, if at all.

RECENT ACCOUNTING PRONOUNCEMENTS

See Item 15, Note 2, Significant Accounting Policies.

FORWARD LOOKING STATEMENTS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

We believe statements in this Annual Report on Form 10-K looking forward in time involve risks and uncertainties.  The following factors, among others, could adversely affect our business, operations and financial condition causing our actual results to differ materially from those expressed in any forward-looking statements:

·                  our competitors’ activities;

·                  our customers’ patient census or service needs;

·                  global economic conditions’ effect on our customers;

·                  our ability to maintain existing contracts or contract terms and enter new contracts with customers;

·                  consolidation in the health care industry and its effect on prices;

·                  our relationships with key suppliers;

·                  our ability to change the manner in which health care provides procure medical equipment;

·                  the absence of long-term commitments and cancellations by or disputes with customers;

·                  our dependence on key personnel;

·                  our ability to identify and manage acquisitions;

·                  increases in expenses related to our pension plan;

·                  our cash flow fluctuation;

·                  the increased credit risks associated with doing business with home care providers and nursing homes;

·                  the risk of claims associated with medical equipment we outsource and service;

·                  increases costs we cannot pass through;

·                  the failure of any management information system;

·                  the inherent limitations on internal controls of our financial reporting;

·                  the uncertainty surrounding health care reform initiatives;

·                  the federal Privacy law risks;

·                  the federal Anti-Kickback law risks;

·                  changes to third-party payor reimbursement for health care items and services;

·                  potential other new healthcare laws or regulations;

·                  our customers operate in a highly regulated environment;

·                  our fleet’s risk of recalls or obsolescence;

·                  our substantial debt service obligations;

·                  our need for substantial cash to operate and expand our business as planned;

·                  our history of net losses and substantial interest expense;

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

ITEM 7A:  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk arising from adverse changes in interest rates, fuel costs and pension valuation.  We do not enter into derivatives or other financial instruments for speculative purposes.

Interest Rates

We use both fixed and variable rate debt as sources of financing.  As of December 31, 2013, we had approximately $710.8 million of total debt outstanding, of which $33.0 million was bearing interest at variable rates.  Based on variable debt levels at December 31, 2013 and 2012, a 1.0 percentage point change in interest rates on variable rate debt would have resulted in annual interest expense fluctuating by approximately $0.3 and $2.6 million, respectively.

Fuel Costs

We are exposed to market risks related to changes in the price of gasoline used to fuel our fleet of delivery and sales vehicles.  A hypothetical 10% increase in the average December 2013 and 2012 prices of unleaded gasoline, assuming gasoline usage levels for the years then ended, would lead to an annual increase in fuel costs of approximately $0.6 million and $0.5 million, respectively.

Pension

Our pension plan assets, which were approximately $19.6 and $17.0 million at December 31, 2013 and 2012, respectively, are subject to volatility that can be caused by fluctuations in general economic conditions.  Continued market volatility and disruption could cause further declines in asset values, and if this occurs, we may need to make additional pension plan contributions and our pension expense in future years may increase.  A hypothetical 10% decrease in the fair value of plan assets at December 31, 2013 and 2012 would lead to a decrease in the funded status of the plan of approximately $2.0 and $1.7 million, respectively.

Other Market Risk

As of December 31, 2013, we have no other material exposure to market risk.

ITEM 8:  Consolidated Financial Statements and Supplementary Data

The following table sets forth certain unaudited quarterly financial data for 2013 and 2012.  In our opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth therein.  The operating results for any one quarter are not necessarily indicative of results for any future period.

Selected Quarterly Financial Information

(Unaudited)

	Year Ended December 31, 2013
	Quarter Ended
(in thousands)	March 31	June 30	September 30	December 31
Total revenues	$110,358	$106,989	$104,278	$106,815
Gross margin	$35,862	$32,255	$30,626	$28,495
Gross margin %	32.5%	30.1%	29.4%	26.7%
Consolidated net loss	$(10,177)	$(12,708)	$(8,965)	$(10,499)
Net cash provided by operating activities	$7,033	$23,174	$5,271	$22,096
Net cash used in investing activities	$(13,551)	$(18,831)	$(12,767)	$(11,284)
Net cash provided by (used in) financing activities	$6,518	$(4,343)	$7,496	$(10,812)

	Year Ended December 31, 2012
	Quarter Ended
(in thousands)	March 31	June 30	September 30	December 31
Total revenues	$103,881	$106,695	$101,819	$102,931
Gross margin	$37,131	$45,932	$34,510	$30,171
Gross margin %	35.7%	43.0%	33.9%	29.3%
Consolidated net loss	$(2,962)	$2,332	$(21,392)	$(12,422)
Net cash provided by (used in) operating activities	$24,030	$(6,356)	$33,939	$20,918
Net cash used in investing activities	$(24,686)	$(18,543)	$(12,198)	$(18,170)
Net cash (used in) provided by financing activities	$(303)	$25,029	$(19,611)	$(5,210)

The Report of the Independent Registered Public Accounting Firm, Financial Statements, and Schedules are set forth in Part IV, Item 15 of this Annual Report of Form 10-K.

ITEM 9:  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The audit committee approved the dismissal of Deloitte & Touche LLP (“D&T”) as its independent registered public accounting firm effective May 28, 2013 and engaged KPMG LLP (“KPMG”) as its new independent registered public accounting firm, effective June 3, 2013. During the most recent fiscal years ended December 31, 2012 and 2011, and in the subsequent period through May 28, 2013, there were no disagreements with D&T and there were no reportable events other than: on Form 10-K/A for the fiscal year ended December 31, 2011, UHS reported the existence of a material weakness in its internal control over financial reporting related to the evaluation of non-routine events or transactions. UHS reported the remediation of this material weakness in Item 9A of its Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this annual report.

/s/ Gary D. Blackford	/s/ James B. Pekarek
Gary D. Blackford	James B. Pekarek
Chairman of the Board and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

Changes in Internal Control over  Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B:  Other Information

None

PART III

ITEM 10:  Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth the ages and the current positions of our executive officers and directors as of March 17, 2014.

Name	Age	Position
Gary D. Blackford	56	Chairman of the Board and Chief Executive Officer
William C. Mixon	50	President of Medical Equipment Solutions
Timothy W. Kuck	56	President of Clinical Engineering Solutions
Patrick Sinclair	45	President of Surgical Services
James B. Pekarek	45	Executive Vice President and Chief Financial Officer
Lee M. Pulju	38	Vice President and General Counsel
Robert L. Creviston	47	Chief Human Resources Officer
Scott A. Christensen	49	Vice President, Controller and Chief Accounting Officer
Barry P. Schochet	63	Director
Bret D. Bowerman	37	Director
David Crane	57	Director
Michael C. Feiner	71	Director
Kevin L. Roberg	62	Director
Robert Juneja	43	Director
John B. Grotting	64	Director
David J. Illingworth	60	Director

Gary D. Blackford has been Chairman of the Board of Directors and Chief Executive Officer since 2007. Prior to that time, Mr. Blackford had been President, Chief Executive Officer and a member of the Board of Directors since 2002. He currently serves on the Board of Directors of Wright Medical Group, Inc. (NASDAQ: WMGI) and Children’s Hospitals and Clinics of Minnesota. Mr. Blackford holds a Bachelor of Business Administration degree from The University of Iowa and a Juris Doctor degree from Creighton University, and received a Certified Public Accountant certificate in 1983. Mr. Blackford has extensive business experience and demonstrated management ability at senior levels. He has served as a director of both private and public companies and has served as the chief executive officer of public and private companies over the past ten years.

William C. Mixon was named President effective February 2012.  In 2013, Mr. Mixon was appointed to oversee the MES business.  From 2005 until 2012, Mr. Mixon was the CEO and President of US Investigations Services, LLC (USIS), a commercial provider of background investigations to the federal government. Prior to his service with USIS, Mr. Mixon spent 15 years in the healthcare services and technology sector at Baxter Healthcare, Mitchell International, and Philips Medical Systems. Mr. Mixon has 23 years of experience in both the public and private sectors. Mr. Mixon has sat on the board of Delta Dental since 2013.  Mr. Mixon holds a Bachelor of Arts degree in Economics from Georgetown University, a Masters of Business Administration from The College of William and Mary, and a Master of Science in Health Administration from Virginia Commonwealth University.

Timothy W. Kuck was appointed to serve as President of the CES business in June 2013.  As President of CES, Mr. Kuck is responsible for driving the growth of the business.  Previously, Mr. Kuck was the Executive Vice President of Strategy and Business Development since 2010. Prior to that time, Mr. Kuck had been the Executive Vice President and Chief Operating Officer since 2007. Mr. Kuck had served as Senior Vice President of Operations since 2005 and from 2004 to 2005 served as Regional Vice President for our central region. He has over 20 years of progressive managerial experience in sales, operations, finance and corporate administration. Mr. Kuck holds a Bachelor of Arts degree from Augustana College and a Juris Doctor degree from the University of Minnesota Law School. Mr. Kuck also received a Certified Public Accountant certificate in 1983.

Patrick Sinclair joined us in April 2013 as President of SS.  As President, Mr. Sinclair is responsible for all SS functions, including sales, operational and financial functions.  Prior to joining the Company, Mr. Sinclair was a Senior Vice President with Accretive Health, a provider of revenue cycle services and solutions to the U.S. healthcare industry. Before that, Mr. Sinclair was the Vice President — Energy Management and Vice President — IT Strategy & Applications for Royal Caribbean Cruise Lines. Mr. Sinclair’s career began at Accenture where he worked his way up to Partner.

James Pekarek joined us in April 2013 as Executive Vice President and Chief Financial Officer.  Prior to joining the Company, Mr. Pekarek was the Chief Financial Officer for Cornerstone Brands since 2005. Cornerstone Brands, which is a leading home and apparel lifestyle retailer, is a division of HSN, Inc., an interactive multichannel retailer. Before that, Mr. Pekarek held executive level finance positions with The Spiegel Group, Montgomery Wards, Inc. and Outboard Marine Corporation. Mr. Pekarek has a Masters of Business Administration degree from Northwestern University and a Bachelor of Science in Accounting from Indiana University.

Lee Pulju became our General Counsel in January 2011.  In 2013, Ms. Pulju became Vice President and General Counsel.  From 2009 to 2011  Ms. Pulju was our Associate General Counsel.  Prior to joining us, Ms. Pulju was an attorney at Faegre Baker Daniels LLP, formerly Faegre & Benson LLP, from 2002 to 2009.  Ms. Pulju holds a Juris Doctorate degree from Hamline University School of Law and a Bachelor of Arts degree in Biology from Gustavus Adolphus College.

Robert L. Creviston was named Chief Human Resources Officer effective February 2013. From 2007 until 2013, Mr. Creviston was the Vice President of Human Resources - Midwest Group at Waste Management, Inc., a leading North America provider of integrated environmental solutions. From 2000 to 2007 he held a variety human resources management roles at Pactiv Corporation, a packaging business focused in the food service and consumer products space. Mr. Creviston hold a B.S. in Industrial and Labor Relations from Cornell University.

Scott A. Christensen joined us in 2012 as Controller and Chief Accounting Officer. In 2013, Mr. Christensen was named Vice President.  Prior to joining us, from 1992 to 2012 Mr. Christensen served in several executive capacities at Supervalu, Inc., one of the largest companies in the U.S grocery channel, including Vice President of Finance and Vice President of Accounting. From 1987 to 1992, Mr. Christensen served as a supervising accountant at KPMG Peat Marwick. Mr. Christensen is a graduate of St. Cloud State University and holds a Bachelor of Science degree in Accounting.

Barry P. Schochet has served as a director and as a member of our audit committee since 2008. Until 2013, Mr. Schochet was President and Chief Executive Officer of BPS Health Ventures, LLC, a health care consulting and equity investment firm, a position he has held since 2005. From 1979 until 2005, he served in several executive capacities at Tenet Healthcare Corporation, including Vice Chairman. Through its subsidiaries, Tenet owns and operates acute care hospitals and related health care services. Mr. Schochet currently serves on the Board of Directors of OmniCare, Inc. (NYSE: OCR). Mr. Schochet served as a director of Broadlane, Inc. from its founding in 2000 until its sale in 2010. Mr. Schochet serves as an advisor to TriCap Technology Group and the Redina Companies. Mr. Schochet holds a Master’s degree in hospital administration from George Washington University and a Bachelor of Arts degree in Zoology from the University of Maine. Mr. Schochet brings to our board sophisticated health care system management and purchasing expertise.

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

Michael C. Feiner became a director in 2012 and a member of our compensation committee in March 2013. Mr. Feiner is currently a Senior Managing Director and Senior Advisor-Human Capital at Irving Place Capital. He also serves on the board of directors of CTPartners Executive Search Inc. Mr. Feiner founded Michael C. Feiner Consulting, Inc. in 1996. In this position he has worked with small and large companies in a broad range of industries, consulting on business-driven human capital strategy, organization development, and leadership effectiveness. He has also served as a strategic advisor to Boards and C-suite executives. Mr. Feiner previously served as Senior Vice President & Chief People Officer for Pepsi-Cola’s beverage operations worldwide. Mr. Feiner is also the author of “The Feiner Points of Leadership: The 50 Basic Laws That Will Make People Want to Perform Better For You” and was Professor of Management at Columbia Business School. Mr. Feiner holds a Master of Business Administration degree from Columbia Business School and a Bachelor of Science degree from Boston University.

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

John B. Grotting became a director in 2010. Mr. Grotting has served as an Operating Partner for Frazier Healthcare Ventures since 2010. Frazier Healthcare Ventures is one of the leading providers of venture and growth equity capital to emerging biopharma, medical device and healthcare service companies. In addition, Mr. Grotting has held a variety of senior executive positions in the healthcare field, including serving as CEO of medical device reprocessor Ascent Healthcare Solutions from 2004 to 2009. Prior to joining Ascent Healthcare Solutions in 2004, Mr. Grotting held senior executive positions at Legacy Health System, Allina Health System and Bridge Medical, Inc. Mr. Grotting serves as a director of VHA Inc., St. Olaf College, Vocera Communications, Inc., Scottsdale Healthcare, Essia Health, and Prezio Healthcare. Mr. Grotting holds a Master’s degree in Hospital and Healthcare Management from the University of Minnesota and a B.A. in Economics from St. Olaf College in Northfield, MN. Mr. Grotting has extensive experience in health system operations management along with growing and successfully selling two healthcare growth equity businesses.

David J. Illingworth became a director on March 14, 2012.  In 2013, Mr. Illingworth became a director of Domtar Corporation.  Mr. Illingworth has been a director of Varian Medical Systems, Inc., a world leader in the sales and service of oncology products and the sales of x-ray tubes and imaging subsystems, since 2011. From 2007 until his retirement in 2011, Mr. Illingworth served as CEO of Smith & Nephew, an orthopedic devices company. From 2002 to 2007, he served as Chief Operating Officer and division president at

Smith & Nephew. Prior to joining Smith & Nephew, Mr. Illingworth served in senior management roles for XL Vision, Inc., VidaMed, Inc., Nellcor Puritan Bennett LLC and GE Medical Systems. He holds a Bachelor of Science degree in Biomedical Engineering from Texas A&M University.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors

Each member of our board of directors is expected to devote sufficient time, energy and attention to ensure diligent performance of his or her duties.  Our board met five times during 2013.  The majority of our current directors attended 75 percent or more of the meetings of our board and various committees that occurred during their term of service during 2013.  We believe that Kevin Roberg, Barry Schochet, John Grotting, and David Illingworth are independent as defined under the current rules of The NASDAQ Stock Market LLC (“NASDAQ”).  Robert Juneja, Bret Bowerman and Michael Feiner are not considered to be independent due to their respective relationships with IPC and Parent, David Crane is not considered to be independent because he serves as a senior advisor to IPC, and Mr. Blackford is not considered to be independent because he serves as chairman of the board and chief executive officer of Parent and as our chairman and chief executive officer.

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

In addition, the Parent Securityholders have agreed to vote all of their Parent securities so that any committee of the Company will include at least two Irving Place Capital Directors, and, for so long as he is a director, our chief executive officer, unless he waives this right or unless our board of directors desires to exclude officers from such committee. Robert Juneja, Bret Bowerman and Michael Feiner are the current Irving Place Capital Directors designated to serve on our board of directors.  Mr. Bowerman also serves on our audit committee, and Mr. Juneja and Mr. Feiner serve on our compensation committee.

Committees of the Board of Directors

Audit Committee

Our audit committee members are Kevin Roberg, Bret Bowerman and Barry Schochet.  David Dovenberg serves in an advisory capacity to the audit committee but is not a member of the committee and does not vote on matters before the committee.  Mr. Roberg is the chairman. The audit committee met four times during 2013 with all members present at 75% or more of the meetings.  The audit committee, among other things:

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

·                  discusses with the independent auditors the annual consolidated financial statements, the results of its audit and the matters required to be communicated to audit committees in accordance with Statement on Auditing Standards No. 61, Communication with Audit Committees;

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

Compensation Committee

Our compensation committee consists of Robert Juneja, David Crane, John Grotting and Michael Feiner, who was elected by our board as a member of the Compensation Committee on March 13, 2013. The compensation committee met five times during 2013 with all members present at 75% or more of the meetings.  The compensation committee, among other things:

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

CODE OF BUSINESS CONDUCT AND ETHICS

We have adopted a code of conduct and ethics for all employees, directors and officers, including our chief executive officer, chief financial officer and chief accounting officer. Our code of conduct and ethics can be found at our internet website, www.uhs.com.  We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our code of conduct and ethics by posting such information on our website at the address specified above. The audit committee charter is also available in print upon request.

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

The base salary and annual performance-based incentive compensation paid to our named executive officers for fiscal 2013 was determined by the compensation committee in February 2013 and March 2014, respectively, and in both instances in consultation with our chief executive officer, and recommended to our board of directors for final approval, which occurred in March 2013 and 2014, respectively.

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

In 2013 the compensation committee considered certain elements of total compensation against a group of publicly traded companies in the same or related industries (the “Peer Group”). In fiscal 2013, our compensation committee reviewed the compensation, including base salary and incentive compensation, paid to executives in the Peer Group, and considered the performance evaluations and recommendations presented by Mr. Blackford in determining the appropriate compensation for each named executive officer. Due to the greater breadth of responsibilities held by our chief executive officer, his total compensation is higher than the other named executive officers. In approving the compensation for our named executive officers, including our chief executive officer, our board of directors considered the recommendations of our compensation committee, our company’s performance and the need to attract, retain, and motivate our executives.

It is challenging for us to identify a group of similarly situated peer companies, because the identity of competitors varies among our three business segments, and great variability exists in the size and scope of activities among health care industry businesses, including our competitors. For purposes of determining our 2013 compensation, our compensation committee determined that it was appropriate to select the following companies for inclusion in the Peer Group based on the sensitivity of each Peer Group member to similar marketplace trends and industry sector:

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

·                  United Surgical Partners International, Inc., owner and manager of short-stay ambulatory surgery centers and surgical hospitals; and

·                  Accretive Health, Inc., a provider of revenue cycle management services for the U.S. healthcare industry.

The Peer Group typically is re-evaluated each year, and consistent with that practice, on December 19, 2013, the compensation committee re-examined its selection of companies to comprise the Peer Group, taking into consideration data compiled from public sources, investment banks, compensation consultants and independent analysts about companies that are comparable to UHS, as well as information available about other companies that operate within the health care industry or that reflect the following attributes:

·                  a business model of providing outsourced solutions consistent with UHS’ current focus;

·                  an organic and acquisitive growth profile similar to UHS;

·                  a technology solutions focus consistent with UHS’ approach; and

·                  a lack of direct reimbursement risk from third-party payors such as Medicare and Medicaid.

The compensation committee determined that the current Peer Group is appropriate based on the Company’s business mix and revenue sources, business offerings, current and forecasted growth profile, and solutions-based focus, with the exception of Computer Programs and Systems, Inc. and United Surgical Partners International, Inc., which the compensation committee decided to omit from the Peer Group for purposes of compensation decisions going forward, including with respect to determination of base salaries for 2014. The compensation committee also decided to include Premier Healthcare Solutions, Inc., Team Health Holdings Inc. and Surgical Care Affiliates, Inc.  Accordingly, the compensation committee determined that for purposes of 2014 compensation the Peer Group will consist of the following companies:

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

·                  Accretive Health, Inc., a provider of revenue cycle management services for the U.S. healthcare industry;

·                  Premier Healthcare Solutions, Inc., a national healthcare alliance delivering an integrated platform of solutions through its supply chain services and performance services segments;

·                  Team Health Holdings Inc., a provider of hospital-based clinical outsourcing in multiple departments including anesthesia, hospital medicine and emergency medicine; and

·                  Surgical Care Affiliates, Inc., a provider of surgical solutions through the development and operation of a network of multi-specialty ACS and surgical hospitals.

2013 Executive Compensation Components

For fiscal 2013 the principal components of compensation for our named executive officers were base salary and annual performance-based incentive compensation, each of which is addressed in greater detail below. Each named executive officer also has severance and/or change of control benefits, and is eligible to participate in our long-term savings plan and the broad-based benefit and welfare plans that are available to our employees in general. In addition, the named executive officers are eligible to receive stock option awards from Parent under its stock option plan. Although these awards are determined solely by Parent’s board of directors, our compensation committee considers the option awards in assessing each named executive officer’s compensation package and whether such package is consistent with our compensation program philosophy and objectives.

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

·                  Mr. Blackford’s recommendations regarding the annual base salary and performance-based incentive compensation for each named executive officer; and

·                  For Mr. Blackford, market analysis of chief executive compensation for similarly situated chief executives conducted by a third party consultant.

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

Goals and objectives for the overall senior management team at the Company include:

·                  setting the appropriate tone at the top framework for ethics, policies and business practices across the Company;

·                  driving growth of revenues and EBITDA;

·                  being present in the field across our diverse geographical footprint with our localized employee base driving culture and best practices; and

·                  supporting the roll out of our products to customers by helping to communicate the key customer benefits of reducing cost, improving efficiency and improving patient outcomes.

Each of the named executive officers is expected to participate in the above activities, with particular emphasis on their areas of expertise. Thus, Mr. Blackford also has emphasis areas in senior executive relations across the industry; Mr. Clevenger (prior to his retirement) and Mr. Pekarek had emphasis areas in controls, reporting, budgeting and capital attraction; Mr. Creviston has emphasis areas of development and retention of talent and design and administration of compensation programs; Mr. Mixon has emphasis areas of growth and revenues and operational excellence for the MES segment; and Mr. Sinclair has the emphasis areas of growth and revenues and operational excellence for the SS segment.

Finding that the named executive officers achieved the objectives discussed above, on February 22, 2013, the compensation committee determined to increase the base salaries of Mr. Blackford from $505,600 to $515,700 and Mr. Mixon from $400,000 to $408,000. These increases reflected the increasing complexity of the Company’s business and the increased responsibilities these executives took on to meet growth objectives. These include increased strategic partnership activity, product development, expanded geographic markets and design and delivery of more complex customer-focused service solutions. Mr. Pekarek joined the Company on April 29, 2013, Mr. Creviston joined the Company on February 13, 2013 and Mr. Sinclair joined the Company on April 15, 2013, and therefore these named executive officers were not considered for annual merit increases.

Mr. Clevenger, our former Executive Vice President and Chief Financial Officer, left the Company on May 31, 2013.  Mr. Clevenger is included in the summary compensation table following this compensation discussion and analysis in accordance with SEC rules.

Annual Performance-Based Incentive Compensation

The annual performance-based incentive compensation component is offered through the Executive Incentive Program (the “EIP”), an annual cash incentive program that provides our executive officers with an opportunity to earn annual incentive awards based on the Company’s financial performance and the executive officers’ achievement of individual objectives. Under the EIP, our named executive officers can earn incentive awards that are based on a percentage of base salary, with the percentage for each officer (other than Mr. Blackford and Mr. Mixon, whose percentages are specified in their employment agreements with us) set at a level the compensation committee has determined is consistent with his level of accountability and impact on our operations. In setting this percentage of base salary, the compensation committee also considers the incentive compensation paid to executives in the Peer Group. The percentage of base salary for our named executive officers (other than the chief executive officer) varies from 60% to 70% of base salary. The target award under the EIP for Mr. Blackford, our chief executive officer, is 100% of base salary, as specified in his employment agreement. The target award under the EIP for Mr. Mixon, our president of MES, is 60% of base salary, as specified in his employment agreement.

The corporate financial objective under the EIP relates to EBITDA, as adjusted for stock-based compensation, transaction and related expenses, loss on extinguishment of debt, other, and board of director expenses (“Adjusted EBITDA”). The minimum, target and maximum levels for achievement of the corporate financial objective are proposed each year by our chief executive officer and finally determined by the compensation committee. In March 2013 the minimum, target and maximum levels for achievement of the corporate financial objective for 2013 EIP awards were finally determined by our compensation committee consistent with the levels proposed by our chief executive officer. Awards are based in part on the Company’s achievement of the corporate financial objective for the current year, calculated by comparing actual and target Adjusted EBITDA for that fiscal year.

For the 2013 EIP awards to each named executive officer, each 1% directional variance to target has a five times multiplier effect on the amount of the potential EIP award with bookends at 110% and 93% of target, correlating to a multiplier effect to incentive levels of 150% to 65%, respectively. Named executive officers receive a payment ranging from 65% to 100% of the target award opportunity if the Company achieves a performance level ranging from 93% to 100% of target, and a payment ranging from 100% up to 150% of the target award opportunity if the Company achieves a performance level ranging from 100% to 110% of target. Although our chief executive officer’s potential EIP award is governed by his employment agreement, which provides bookends for his potential EIP award at 110% and 90% of target (rather than 110% and 93%) and with a potential payment range from 0% to 170% (rather than 0% to 150%), the compensation committee determined it appropriate to align the chief executive officer’s 2013 EIP Program with the other named executive officers, and the chief executive officer agreed to such alignment for fiscal 2013. As such, the 2013 Executive Incentive Plan targets for the named executive officers were as follows:

Senior Manager	2013 Executive Incentive Plan Target as a Percent of 2013 Base Salary
Gary D. Blackford	100%
James B. Pekarek	70%
William C. Mixon	60%
Patrick Sinclair	70%
Robert L. Creviston	65%

Target Achievement*	Bonus Multiplier
110%	150%
105%	125%
100%	100%
99%	95%
98%	90%
97%	85%
96%	80%
95%	75%
94%	70%
93%	65%
<93%	Zero

*                      The target is set by the compensation committee

Scale Methodology

Directionally, every 1% variance to target has a 5 times multiplier, with bookends at 110% and 93%, subject to the discretion of the compensation committee.

In addition to using EBITDA and Adjusted EBITDA internally as a measure of operational performance, we disclose it externally to assist analysts, investors and lenders in their comparisons of operational performance, valuation and debt capacity across companies with differing capital, tax and legal structures. EBITDA, however, is not a measure of financial performance under GAAP and should not be considered as an alternative to, or more meaningful than, net income as a measure of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. Because EBITDA is not a measure of GAAP and is thus susceptible to varying interpretations and calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. EBITDA does not represent an amount of funds that is available for management’s discretionary use. Adjusted EBITDA is included because certain compensation plans are based upon this measure. For fiscal 2013, the compensation committee established the Adjusted EBITDA target at $130.0 million. As such, the minimum target achievement was $120.9 million and the maximum target achievement was $143.0 million.

The named executive officers earn 50% of the actual EIP award based on actual Adjusted EBITDA results versus target. The remaining 50% of the actual Adjusted EBITDA results versus target is earned based on attainment of each named executive officer’s specific annual and quarterly objectives noted above.

For fiscal 2013 the compensation committee reviewed the Company’s performance against the corporate financial objective, and reviewed the achievement of each named executive officer’s individual objectives on the basis of the performance evaluation delivered by Mr. Blackford. Awards were determined by the compensation committee based on these results. The compensation committee determined that 0% of the 2013 corporate target was achieved, such that by formula a 0% payout of target is funded.  The compensation committee determined that Mr. Blackford should receive 0% of his target amount, which reflects Mr. Blackford’s performance versus the Company’s long-term shareholder return objectives; Mr. Pekarek should receive 100% of his target amount consistent with his arrangement with the Company; Mr. Creviston should receive 50% of his target amount based on his successful execution of various key human resources and employee engagement initiatives; Mr. Sinclair should receive 50% of his target amount based on the surgical services business unit’s financial performance and his strong strategic vision and that Mr. Mixon should receive 0% of his target amount, which reflects Mr. Mixon’s performance versus the Company’s long-term shareholder return objectives. Award amounts for 2013 performance under the EIP were determined and approved for the named executive officers by the compensation committee in March 2014 and will be paid by the Company in April 2014.  The 2013 EIP award amounts are reflected in the “Non-equity Incentive Plan Compensation” column of the Summary Compensation Table.

During the past five years, the Company achieved performance of the target two times, but did not achieve the maximum performance level. The payout percentage in the past five years ranged between approximately 0% and 100% of the participant’s target award opportunity. Generally, the minimum, target and maximum levels for achievement of the corporate financial objective are set, so that the relative difficulty of achieving the target is consistent from year to year.

Severance and/or Change of Control Benefits

The Company has adopted an Executive Severance Pay Plan that provides for severance benefits for certain of our senior executive officers, including Mr. Creviston and Mr. Sinclair, who are named executive officers. In addition, we have entered into employment agreements with Mr. Blackford, our chief executive officer, Mr. Pekarek, our chief financial officer and Mr. Mixon, our MES president. These employment agreements provide for severance and/or change of control benefits for Mr. Blackford, Mr. Pekarek and Mr. Mixon. Severance and/or change in control benefits serve several purposes and are designed to:

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

Stock option award levels vary among participants based on their positions within the Company. Consistent with past practice, broad-based stock option awards were granted in June of 2007, following a change of control of the Company, which occurred in connection with the Transaction. Thereafter, options are generally expected to be granted at approximately the same time each year during the first quarter and are granted to individuals who were newly hired or who were promoted or who increased their job responsibilities during the preceding 12-month period.  Mr. Sinclair, Mr. Pekarek and Mr. Creviston received grants of options in 2013. The exercise price of stock option awards under the 2007 Stock Option Plan is equal to the fair market value of Parent’s common stock on the grant date as determined by the board of directors of Parent. The ultimate value of an award depends on Parent’s stock price. For a detailed discussion of the 2007 Stock Option Plan, including the August 2010 amendment to the vesting provisions of option agreements, see discussion under the heading “2007 Stock Option Plan” below.

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

Also on June 8, 2011, the Boards of Directors declared a distribution of $0.12 per option to holders of outstanding options on the Parent’s stock on June 10, 2011 that vested on December 31, 2011, 2012 and 2013 and are scheduled to vest on December 31, 2014 and 2015.

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

TAX AND ACCOUNTING IMPLICATIONS

Deductibility of Executive Compensation

The compensation committee reviews and considers the Company’s deductibility of executive compensation. We believe that compensation paid under our EIP is generally 100% deductible for federal income tax purposes, except that potential “excess parachute payments” exist with respect to our named executive officers. Section 280G of the IRS Code provides that the Company may not deduct compensation paid in connection with a change of control that is treated as an excess parachute payment. In certain circumstances, the compensation committee may elect to approve compensation that is not fully deductible to ensure competitive levels of compensation for our executive officers.

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

SUMMARY COMPENSATION TABLE

The table below sets forth the total compensation awarded to, earned by or paid to the named executive officers for our 2013, 2012, and 2011 fiscal years.

Mr. Sinclair and Mr. Pekarek received signing bonus which was characterized as “Bonus” payment for the year ended December 31, 2013. The named executive officers were not entitled to receive payments which would be characterized as “Bonus” payments for the years ended December 31, 2012, or 2011. Amounts listed under the “Non-Equity Incentive Plan Compensation” column were determined in accordance with the “2013 Executive Incentive Plan Targets,” filed as Exhibit 10.27 to the Annual Report on Form 10-K for the year ended December 31, 2012, as approved by the compensation committee of our board of directors. The non-equity incentive plan compensation will be paid in April 2014.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
Gary D. Blackford	2013	$512,987	$—	$—	$—	$7,695	$520,682
Chairman of the Board and	2012	$502,928	$—	$—	$377,200	$297,413	$1,177,541
Chief Executive Officer	2011	$495,684	$—	$—	$369,700	$1,456,737	$2,322,121

William C. Mixon (5)	2013	$405,859	$—	$—	$—	$8,750	$414,609
President of Medical Equipment Solutions	2012	$346,154	$—	$1,464,100	$207,700	$335,451	$2,353,405

Patrick Sinclair (6)	2013	$252,404	$100,000	$1,066,200	$131,250	$7,356	$1,557,210
President of Surgical Services

James B. Pekarek (6)	2013	$251,731	$150,000	$1,466,025	$269,500	$164,568	$2,301,824
Executive Vice President and Chief Financial Officer

Robert L. Creviston	2013	$237,981	—	$666,375	$89,375	$110,446	$1,104,177
Chief Human Resources Officer

Rex T. Clevenger (7)	2013	$251,020	$—	$—	$—	$2,966	$253,986
Former Executive Vice President	2012	$365,258	$—	$—	$231,500	$1,241,273	$1,838,031
and Chief Financial Officer	2011	$360,026	$—	$—	$268,500	$308,114	$936,640

(1)       The amount in the “Bonus” column includes signing bonus paid to Mr. Sinclair and Mr. Pekarek.

(2)       The amounts in the “Option Awards” column reflect that Mr. Pekarek, Mr. Sinclair and Mr. Creviston received grants of options in the year ended December 31, 2013 and Mr. Mixon received a grant of options in the year ended December 31, 2012.  The amounts in the “Option Awards” column reflect the grant date fair value, determined in accordance with ASC Topic 718, of awards granted pursuant to the 2007 Stock Option Plan. Assumptions used in the calculation of these amounts are included in Item 15, Note 11, Stock-Based Compensation to our audited consolidated financial statements for the fiscal year ended December 31, 2013 included elsewhere in this Annual Report on Form 10-K.

(3)       The amounts in the “Non-Equity Incentive Plan Compensation” column reflect the cash awards to the named executive officers under the EIP, which is discussed in detail under the caption “Annual Performance—Based Incentive Compensation.”

(4)       The amounts in the “All Other Compensation” column reflect our contributions for all of the named executive officers to the Long-Term Savings Plan, discussed in detail under the caption “Long-Term Savings Plan and Other Benefits” as well as distributions with respect to vested stock options, as discussed in detail under the caption “Distributions With Respect to Vested Stock Options” above and relocation expense, and in the case of Mr. Clevenger, severance payments pursuant to his transition agreement with us.

The amount in the “All Other Compensation” column includes $160,126 relocation expense paid to Mr. Pekarek and $104,417 relocation expense paid to Mr. Creviston.

(5)       Because Mr. Mixon was not a named executive officer in 2011, his information is only provided for 2013 and 2012.

(6)       Because Mr. Sinclair and Mr. Pekarek were not named executive officers in 2011 or 2012, their information is only provided for 2013.

(7)         Mr. Clevenger retired effective May 31, 2013.

2013 GRANTS OF PLAN-BASED AWARDS

					Option
					Awards:	Exercise
		Estimated Future Payouts			Number of	or Base	Grant Date
		Under Non-Equity Incentive Plan			Securities	Price of	Fair Value
		Awards (1)			Underlying	Option	of Option
	Grant	Threshold	Target	Maximum	Options	Awards	Awards
Name	Date	($)	($)	($)	(#)	($/sh)	($) (2)

Gary D. Blackford	2013	$—	$513,000	$769,500	—	$—	$—
William C. Mixon	2013	$—	$243,500	$365,250	—	$—	$—

Patrick Sinclair	May 21, 2013	$—	$—	$—	2,000,000	$1.40	$1,066,200
	2013	$—	$176,700	$265,050	—	$—	$—

James B. Pekarek	May 21, 2013	$—	$—	$—	2,750,000	$1.40	$1,466,025
	2013	$—	$176,200	$264,300	—	$—	$—

Robert L Creviston	May 21, 2013	$—	$—	$—	1,250,000	$1.40	$666,375
	2013	$—	$154,700	$232,050	—	$—	$—
Rex T. Clevenger	—	$—	$—	$—	—	$—	$—

(1)       The amounts shown under “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” reflect the minimum, target and maximum payment levels, respectively, under the Company’s EIP. These amounts are based on the named executive officer’s base salary and position for the year ending and as of December 31, 2013. The 2013 EIP payout is included in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table.

(2)         The amounts in the “Grant Date Fair Value of Option Awards” column reflect the grant date fair value, determined in accordance with ASC Topic 718, of awards pursuant to the 2007 Stock Option Plan. Assumptions used in the calculation of these amounts are included in Item 15, Note 11, Stock-Based Compensation to our audited consolidated financial statements for the fiscal year ended December 31, 2013 included elsewhere in this Annual Report on Form 10-K.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2013 (1)

	OPTION AWARDS (2)
		Number of	Number of
		Securities	Securities
		Underlying	Underlying
		Unexercised	Unexercised	Option	Option
		Options (#)	Options (#)	Exercise	Expiration
Name	Grant Date	Exercisable	Unexercisable	Price ($)	Date

Gary D. Blackford	6/18/2007	14,500,000	—	$1.00	6/17/2017
William C. Mixon	10/16/2012	916,658	1,833,343	$1.40	10/15/2022
Patrick Sinclair	5/21/2013	333,320	1,666,680	$1.40	5/20/2023
James B. Pekarek	5/21/2013	458,315	2,291,685	$1.40	5/20/2023
Robert L. Creviston	5/21/2013	208,325	1,041,675	$1.40	5/20/2023

(1)         All outstanding equity awards are option awards granted under Parent’s 2007 Stock Option Plan, discussed in detail under the caption “Long-Term Equity Incentive (Stock Option) Compensation.”

(2)         Options granted under the 2007 Stock Option Plan for our named executive officers vest over a six-year period of service with one-sixth vesting on December 31 of each year of the six-year period, with such unvested options included in the “Number of Securities Underlying Unexercised Options Unexercisable” column.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

POTENTIAL PAYMENTS UNDER EMPLOYMENT AGREEMENTS

In connection with the Transaction, IPC negotiated a new employment agreement between the Company and Mr. Blackford. The employment agreement was amended and restated on December 31, 2008, to comply with Section 409A of the Code. The terms of the amended and restated employment agreement, as it related to the possible payments upon termination of Mr. Blackford, are summarized below and are economically equivalent to the benefits Mr. Blackford was entitled to before, with the timing of payments and certain other provisions modified to comply with Section 409A. On February 7, 2012, the Company entered into an employment agreement with Mr. Mixon, the terms of which, as they relate to the possible payment upon termination of Mr. Mixon, are summarized below. On October 24, 2012, the Company entered into a transition agreement with Mr. Clevenger, which was amended to extend Mr. Clevenger departure date on March 13, 2013, the terms of which, as they relate to severance payments upon termination of Mr. Clevenger, are summarized below. On April 11, 2013, the Company entered into an employment agreement with Mr. Pekarek, the terms of which, as they relate to the possible payment upon termination of Mr. Pekarek, are summarized below. Except with respect to Mr. Clevenger, the amounts shown below assume that termination of employment was effective as of December 31, 2013, include amounts earned through that date, and are estimates of the amounts which would be paid out to the named executive officers upon their termination. The actual amounts paid can only be determined at the time of each named executive officer’s separation from us.

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

Gary D. Blackford

Chairman of the Board and Chief Excecutive Officer

		For Good
		Reason or	Change of
		Without	Control
	Death or	Cause	Related
	Disability	Termination	Termination
Executive Benefits and	on	on	on
Payments Upon Separation	12/31/2013	12/31/2013	12/31/2013
Compensation:
Non-Equity Incentive Plan	$513,000	$513,000	$513,000

Benefits and Perquisites:
Health and Welfare Benefits	11,350	11,350	11,350
Severance Payments	515,700	954,000	1,469,700
Total	$1,040,050	$1,478,350	$1,994,050

Rex Clevenger — Transition Agreement

Mr. Clevenger served as our Chief Financial Officer until his retirement effective May 31, 2013.  The following transition payments were paid under Mr. Clevenger’s transition agreement, as amended.

·                  Salary and Incentive Pay — Mr. Clevenger continued to receive his then current base salary through March 31, 2013.  Mr. Clevenger also received his non-equity incentive plan compensation of $231,500 for 2012.

·                  December 2012 Separation Pay — Mr. Clevenger received a lump sum payment of $518,850 on December 31, 2012.

·                  For the period of April 1, 2013 through May 31, 2013, Mr. Clevenger received $107,401 paid in six equal installments.

·                  July 2013 Separation Pay — Mr. Clevenger received a lump sum payment of $642,600 on July 31, 2013, which was accrued for in the year ended December 31, 2012.

·                  Medical and Dental Premiums — Mr. Clevenger received a lump sum of $11,350, which is equivalent to 12 months of COBRA continuation coverage, on July 31, 2013, which was accrued for in the year ended December 31, 2012.

James B. Pekarek — Employment Agreement

The following termination and Change of Control payments are payable under Mr. Pekarek’s employment agreement, contingent upon Mr. Pekarek or his representative executing and delivering a release of all claims against the Company and all present and former directors, officers, agents, representatives, executives, successors and assignees of the Company and its direct or indirect owners within 45 days of the date of termination, provided 15 days have elapsed since such execution without any revocation thereof by Mr. Pekarek or his representative.

Payments Made Upon Death or Disability

In the event of death or disability, Mr. Pekarek or his legal representative will receive, on the 61st day following termination, a lump sum payment consisting of the following:

·                  100% of his current base salary;

·                  $11,350 intended for health and welfare benefits; and

·                  earned and unpaid bonus for the calendar year ending prior to the date of termination, if any.

Additionally, Mr. Pekarek will receive accrued vested benefits through any benefit plan, program or arrangement of the Company at the times specified therein. “Disability” means the named executive officer becomes physically or mentally disabled, whether totally or partially, either permanently or so that the named executive officer is unable substantially and competently to perform his duties for 180 days during any 12-month period during the term of his employment agreement.

Payments Made Upon Termination Without Cause or Resignation For Good Reason

If we terminate Mr. Pekarek’s employment without Cause or he resigns for Good Reason, Mr. Pekarek will receive, on the 61st day following termination, a lump sum payment consisting of the following:

·                  175% of his current base salary;

·                  $11,350 intended for health and welfare benefits; and

·                  earned and unpaid bonus for the calendar year ending prior to the date of termination, if any.

The Company also will pay Mr. Pekarek his pro rata EIP award for the calendar year in which his employment terminates, at the time the Company pays EIP awards to other senior executives for that same calendar year. Additionally, Mr. Pekarek will receive accrued vested benefits through any benefit plan, program or arrangement of the Company at the times specified therein.

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

Mr. Pekarek will have “Good Reason” for termination if, other than for Cause, any of the following has occurred:

·                  Mr. Pekarek’s base salary or EIP target percentage has been reduced, other than in connection with an across-the-board reduction, not to exceed 5% of the then current base salary, of approximately the same percentage in executive compensation to executive employees imposed by our board of directors in response to negative financial results or other adverse circumstances affecting us;

·                  our board of directors establishes an unachievable and commercially unreasonable adjusted EBITDA target that we must achieve for the named executive officer to receive an EIP under his employment agreement and Mr. Pekarek provides written notice of his objection to the board of directors within ten business days;

·                  we have reduced or reassigned a material portion of Mr. Pekarek’s duties, have diminished his title, have required Mr. Pekarek to relocate outside the greater Minneapolis, Minnesota area, have relocated our corporate headquarters outside the greater Minneapolis area or have removed or relocated outside the greater Minneapolis area a material number of our employees or senior management, in each case without Mr. Pekarek’s written consent; or

·                  we have breached, in any material respect, the employment agreement of Mr. Pekarek.

Payments Made Upon Termination for Cause or Resignation Without Good Reason

If we terminated Mr. Pekarek’s employment under his employment agreement for Cause or he resigns without Good Reason, all of Mr. Pekarek’s rights to payments, other than payment for services already rendered and any other benefits otherwise due, cease upon the date of termination.

Payments Made Upon a Change of Control

If we terminate Mr. Pekarek’s employment without Cause or Mr. Pekarek resigns for Good Reason at any time within six months before, or 24 months following, a Change of Control and notwithstanding and in lieu of amounts provided for resignation without Cause or for resignation for Good Reason, Mr. Pekarek is entitled to receive, on the 61st day following termination, a lump sum payment consisting of the following:

·                  262.5% of his current base salary;

·                  $11,350 intended for health and welfare benefits; and

·                  earned and unpaid bonus for the calendar year ending prior to the date of termination, if any.

The Company also will pay Mr. Pekarek his pro rata EIP award for the calendar year in which his employment terminates, at the time the Company pays EIP awards to other senior executives for that same calendar year. Additionally, Mr. Pekarek will receive accrued vested benefits through any benefit plan, program or arrangement of the Company at the times specified therein.

However, if Mr. Pekarek’s employment terminates within six months prior to a Change in Control due to termination by the Company without Cause or due to termination by Mr. Clevenger for Good Reason, then Mr. Pekarek will receive payments in accordance with the provisions noted under the heading “Payments Made Upon Termination Without Cause or Resignation For Good Reason,” and within 30 days following the Change in Control, Mr. Pekarek will receive an additional lump sum payment equal to the difference between the payment already received and the amount required under the Change in Control provisions noted above.

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

The following table shows the potential payments upon a termination or Change of Control of us under Mr. Pekarek’s employment agreement.

James B. Pekarek
Executive Vice President and Chief Finani cal Officer

		For Good
		Reason or	Change of
		Without	Control
	Death or	Cause	Related
	Disability	Termination	Termination
Executive Benefits and	on	on	on
Payments Upon Separation (1)	12/31/2013	12/31/2013	12/31/2013
Compensation:
Non-Equity Incentive Plan	$251,700	$251,700	$251,700
Stock Options	—	—	1,221,697

Benefits and Perquisites:
Health and Welfare Benefits	11,350	11,350	11,350
Severance Payments	385,000	673,800	1,010,600
Total	$648,050	$936,850	$2,495,347

(1)         The above table excludes the intrinsic value of vested stock options.

William C. Mixon — Employment Agreement

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

William C. Mixon
President, MES

		For Good
		Reason or	Change of
		Without	Control
	Death or	Cause	Related
	Disability	Termination	Termination
Executive Benefits and	on	on	on
Payments Upon Separation (1)	12/31/2013	12/31/2013	12/31/2013
Compensation:
Non-Equity Incentive Plan	$405,900	$405,900	$405,900
Stock Options	—	—	976,072

Benefits and Perquisites:
Health and Welfare Benefits	11,350	11,350	11,350
Severance Payments	408,000	714,000	1,071,000
Total	$825,250	$1,131,250	$2,464,322

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

In October 2011, the Executive Severance Pay Plan was amended to change the definition of a covered “executive” to cover any employee who is designated in writing as covered by the Executive Severance Pay Plan by our chief executive officer. Executives covered by the Executive Severance Pay Plan include the following named executive officers: Robert Creviston and Patrick Sinclair. The terms of the Executive Severance Pay Plan, as they related to the possible payments upon termination of each of the aforementioned named executive officers, are summarized below. The amounts shown assume that termination was effective as of December 31, 2013, include amounts earned through that date and are estimates of the amounts which would be paid out to the named executive officers upon their termination. The actual amounts paid can only be determined at the time of each named executive officer’s separation from us.

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

Patrick Sinclair
President, SS

	Without	For Good	Control
	Cause	Reason	Related
	Termination	Termination	Termination
Executive Benefits and	on	on	on
Payments Upon Separation (1)	12/31/2013	12/31/2013	12/31/2013
Compensation:
Non-Equity Incentive Plan	$—	$252,400	$252,400
Stock Options	—	—	888,507

Benefits and Perquisites:
Health and Welfare Benefits	$5,500	5,500	5,500
Severance Payments	375,000	375,000	375,000
Total	$380,500	$632,900	$1,521,407

Robert L. Creviston

Chief Human Resources Officer

	Without	For Good	Control
	Cause	Reason	Related
	Termination	Termination	Termination
Executive Benefits and	on	on	on
Payments Upon Separation (1)	12/31/2013	12/31/2013	12/31/2013
Compensation:
Non-Equity Incentive Plan	$—	$238,000	$238,000
Stock Options	—	—	555,317

Benefits and Perquisites:
Health and Welfare Benefits	$16,700	16,700	16,700
Severance Payments	265,000	265,000	265,000
Total	$281,700	$519,700	$1,075,017

(1)         The above table excludes the intrinsic value of vested stock options.

2007 STOCK OPTION PLAN

On May 31, 2007, our Parent’s board of directors adopted the 2007 Stock Option Plan in connection with the Transaction. The 2007 Stock Option Plan provides for the issuance of approximately 43.9 million nonqualified stock options of our Parent to any of our and Parent’s executives, including the named executive officers, other key employees and to consultants and certain directors. The options allow for the purchase of shares of common stock of our Parent at prices no lower than the stock’s fair market value at the date of grant. The exercise price of the stock option awards granted during the years ended December 31, 2013, 2012, 2010, 2009 and 2008 was set reasonably and in good faith by Parent’s board of directors and compensation committee and is equal to the market value of Parent’s common stock on the grant date. The exercise price of options issued during the years ended December 31, 2013, 2012, 2010 and 2009, was determined through a variety of factors including peer group multiples, merger and acquisition multiples, and discounted cash flow analyses. The exercise prices of options issued during the year ended December 31, 2008 was determined by reference to the then recent per share valuation of Parent resulting from the 2007 Transaction as detailed below.  No options were issued in 2011.

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

While the terms of the options to be granted under the 2007 Stock Option Plan will be determined at the time of grant, our employee stock options issued in fiscal 2013, 2012, 2010, 2009 and 2008 will expire 10 years from the date of grant. Option grants to directors are 100% fixed vesting options, with one-sixth vesting on each December 31 over a six-year period. Option grants to employees are comprised of 50% fixed vesting and 50% performance vesting options. Fixed vesting options vest over a six-year service period with one-sixth vesting on December 31 of each year of the six-year period, subject to the option holder not ceasing employment with Parent or the Company. Upon a sale of Parent or the Company, all of the unvested options with fixed vesting schedules will vest and become exercisable. Performance vesting options vest over a six-year period with one-sixth vesting on December 31 of each year of the six-year period, subject to the option holder not ceasing employment with Parent or the Company. Prior to the Amendment described below, the vesting of performance vesting options was also subject to the Company’s attainment of either an adjusted EBITDA target for the then current year or an aggregate adjusted EBITDA target, as set forth in the respective form of option agreement. Also prior to the Amendment, upon a sale of Parent or the Company, all of the unvested options that vest upon the achievement of established performance targets would have vested and become exercisable upon IPC’s achievement of a certain internal rate of return on its investment in Parent, subject to certain conditions. With respect to both fixed vesting and performance vesting options, an employee’s unvested options are forfeited when employment is terminated, and vested options must be exercised within a prescribed time period on or following termination to avoid forfeiture. Before the exercise of an option, the holder has no rights as a stockholder regarding the shares subject to the option, including voting rights.

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

DIRECTOR COMPENSATION

Through December 2013, we paid each of our independent directors cash compensation of $50,000 per year for their service as independent directors. Members of our audit committee who were independent also received an annual fee of $5,000 ($20,000 for the chair), and members of our compensation committee who our board determined were independent received an annual fee of $3,000. In December 2013, we revised our director compensation policy to pay independent directors an additional $20,000 annually based on findings from a market survey completed in 2013. These amounts are reviewed by the board from time to time, and all amounts are pro-rated for partial year directorship or membership, as appropriate. Directors who are not independent do not receive compensation for services on the board of directors. Although David Crane serves as a senior advisor to IPC, we consider him to be independent for compensation purposes.

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

2013 Cash Compensation

In 2013, each of our independent directors (Mr. Roberg, Mr. Schochet, Mr. Crane, Mr. Grotting and Mr. Illingworth) received cash compensation of $50,000 for his service as an independent director. In addition, annual fees based on committee memberships were paid as described below.  Finally, Mr. Grotting received a distribution with respect to vested stock options, as described below.

·                  Mr. Schochet received cash compensation of $5,000 for his service as a member of our audit committee.  Mr. Schochet received an aggregate amount of $55,000 during 2013.

·                  Mr. Crane received cash compensation of $3,000 for his service as a member of our compensation committee.   Mr. Crane received an aggregate amount of $53,000 during 2013.

·                  Mr. Roberg received cash compensation of $20,000 for his service as chairman of our audit committee.  Mr. Roberg received an aggregate amount of $70,000 during 2013.

·                  Mr. Grotting received cash compensation of $3,000 for his service as a member of our compensation committee.  Mr. Grotting received a distribution with respect to vested stock options in the amount of $5,997.  Mr. Grotting received a benefit of $5,892 with respect to a re-price of stock options received before 2012.  Mr. Grotting received an aggregate amount of $64,889 during 2013.

·                  Mr. Illingworth received an aggregate amount of $50,000 during 2013.

Stock Option Compensation

No stock options were granted to any of our independent directors during 2013.

Until a stock option vests and is exercised, the underlying shares cannot be voted. These stock options vest over a six-year period of service with one-sixth of the grant vesting each year. The 2007 Stock Option Plan is discussed in detail under the caption “2007 Stock Option Plan” above.

2013 Director Compensation Table

The table below summarized the compensation paid by the Company to directors for the fiscal year ended December 31, 2013:

	Fees
	Earned
	or Paid	All Other
	in Cash	Compensation	Total
Name (1)	($) (2)	($) (3)	($)
Barry Schochet	$55,000	$—	$55,000
Bret D. Bowerman	—	—	—
David Crane	53,000	—	53,000
Michael C. Feiner	—	—	—
Kevin L. Roberg	70,000	—	70,000
Robert Juneja	—	—	—
John B. Grotting	53,000	5,997	58,997
David J. Illingworth	50,000	—	50,000

(1)                                 Only the members of our board who are independent for compensation purposes receive compensation for their service as directors.

(2)                                 The amount in the “Fees Earned or Paid in Cash” column for Mr. Schochet, Mr. Crane, Mr. Roberg, Mr. Grotting and Mr. Illingworth represents retainer and committee fees as discussed in detail under the caption “2013 Cash Compensation.”

(3)                                 The amount in the “All Other Compensation” column reflect the cash paid to directors as equity distributions as a result of the dividend declared to Parent in June 2011, see Note 7 to our audited consolidated financial statements for the fiscal year ended December 31, 2013 included elsewhere in this Annual Report on Form 10-K.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal 2013, the directors serving on the compensation committee of our board of directors were Mr. Juneja, Mr. Crane, Mr. Grotting and Mr. Feiner, none of whom has served as an officer or employee of UHS.

For a discussion of the related person transactions between or among the foregoing compensation committee members, their affiliates and us, see Item 13: Certain Relationships and Related Transactions, and Director Independence in this Annual Report on Form 10-K.

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

ITEM 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of our capital stock is owned by Parent.  IPC and certain members of our management team own all of the capital stock of Parent.  The following table sets forth certain information known to us, based on information provided by Parent, regarding the beneficial ownership of the common stock of Parent as of March 1, 2014 by:

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

	Number of Shares	Percentage of
	Beneficially Owned	Shares Beneficially
Name of Beneficial Owner (1)	as of March 1, 2014	Owned (%) (2)

Principal Stockholders:
IPC/UHS, L.P. (3) (10) (11) (12)	175,000,000	64.7
IPC/UHS Co-Investment Partners, L.P. (3) (10) (11) (12)	63,913,306	23.6

Directors and Named Executive Officers:
Gary D. Blackford (4)	18,424,387	6.8
William C. Mixon (5)	916,658	*
Patrick Sinclair (6)	333,320	*
James B. Pekarek (7)	458,315	*
Robert L. Creviston (8)	208,325	*
Rex T. Clevenger	100,000	*
Barry P. Schochet (9)	300,000	*
Bret D. Bowerman (10)	—	—
David Crane (9)	300,000	*
Michael C. Feiner (11)	—	—
Kevin L. Roberg (9)	300,000	*
Robert Juneja (12)	238,913,306	88.3
John B. Grotting (13)	200,000	*
David Illingworth (14)	100,000	*

All directors and executive officers as a group (18 persons)	265,487,321	98.1

*                      Denotes less than one percent.

(1)              Unless otherwise specified, the address of each of the named individuals is c/o Universal Hospital Services, Inc., 6625 West 78th Street, Suite 300, Minneapolis, Minnesota 55439.

(2)              Percentage of beneficial ownership is based on the aggregate of 249,012,549 shares of Parent’s common stock outstanding as of March 1, 2014 and 21,549,949 options exercisable or becoming exercisable for our directors and executive officers within 60 days of March 1, 2014. The percentage of beneficial ownership for all holders has been rounded to the nearest 1/10th of a percentage.

(3)              IPC III GP, LLC may be deemed a beneficial owner of shares of Parent due to its status as a general partner of IPC/UHS, L.P. and IPC/UHS Co-Investment Partners, L.P. IPC III GP, LLC disclaims beneficial ownership of any such shares of which it is not the holder of record.

(4)              Includes 81,275 shares of common stock held by Mr. Blackford’s wife and 3,843,112 shares of common stock held in trust for Mr. Blackford’s children, wherein Mr. Blackford and his wife, as trustees, have equal voting and dispositive power and may collectively be deemed to be beneficially owned by Mr. Blackford, and options to purchase 14,500,000 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2014.

(5)              Includes options to purchase 916,658 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2014.

(6)              Includes options to purchase 333,320 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2014.

(7)              Includes options to purchase 458,315 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2014.

(8)              Includes options to purchase 208,325 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2014.

(9)              Includes options to purchase 300,000 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2014, for each of Mr. Schochet, Mr. Crane and Mr. Roberg.

(10)       Mr. Bowerman is a principal of Irving Place Capital.  His address is c/o Irving Place Capital, 745 Fifth Avenue, New York, New York 10151.

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

(13)       Includes options to purchase 200,000 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2014

(14)       Includes options to purchase 100,000 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2014.

EQUITY COMPENSATION PLAN

The following table summarizes, as of December 31, 2013, the shares of Parent’s common stock subject to outstanding awards or available for future awards under Parent’s 2007 Stock Option Plan.

Number of Securitites Remaining
	Number of Securities to be		Available for Future Issuance
	Issued Upon Exercise of	Weighted-Average Exercise	Under Equity Compensation
	Outstanding Options, Warrants	Price of Outstanding Options,	Plans (excluding shares reflected
Plan Category	and Rights	Warrants and Rights (1)	in the first column) (2)
Equity Compensation Plans Approved by Security Holders	38,115,333	$1.08	5,570,608

Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	38,115,333	$1.08	5,570,608

(1)         The exercise price of the stock option award is equal to the market value of Parent’s common stock on the grant date as determined reasonably and in good faith by the Parent’s board of directors and compensation committee.  The exercise price of options issued during the years ended December 31, 2013, 2012, 2010 and 2009, was determined through a variety of factors including peer group multiples, merger and acquisition multiples, and discounted cash flow analyses. The exercise prices of options issued during the year ended December 31, 2008 and seven months ended December 31, 2007 was determined by reference to the then recent per share valuation of Parent resulting from the Transaction as detailed below.

(in thousands, except per share amount)

Equity Contribution at May 31, 2007 from IPC and UHS Management to Parent	$248,794

Parent shares issued and outstanding at May 31, 2007	248,794

Per share Parent valuation at May 31, 2007	$1.00

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

PROFESSIONAL SERVICES AGREEMENT

Payments under the professional services agreement described below may be made only to the extent permitted by our senior secured credit facility and 2012 Indenture governing our 2012 Notes.

On May 31, 2007, in connection with the Transaction, we and IPC entered into a professional services agreement pursuant to which general advisory and management services are provided to us with respect to financial and operating matters.  IPC is an owner of Parent, and the following members of our Board of Directors are associated with IPC:  Michael Feiner, Robert Juneja and Bret Bowerman.  In addition, David Crane, a director, provides consulting services to IPC.  The professional services agreement requires us to pay an annual fee for ongoing advisory and management services equal to the greater of $0.5 million or 0.75% of our Adjusted EBITDA (as defined in the professional services agreement) for the immediately preceding fiscal year, payable in quarterly installments. We incurred fees to IPC of approximately $1.1 million in 2013 for advisory and management services.

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

In the ordinary course of business, we entered into an operating lease for our Minneapolis, Minnesota district office with Ryan Companies US, Inc. (“Ryan”), which began on May 1, 2007. On November 29, 2007, we added a new member to our Board of Directors who is also a director of Ryan. During the years ended December 31, 2013, 2012 and 2011, we made rent payments to a Ryan affiliate totaling $0.4, $0.3 and $0.3 million, respectively.

In the ordinary course of business, we entered into engagement letters with CTPartners, LLC (“CTPartners”) in September of 2012 and January of 2013 to conduct searches for certain executive positions.  One member of our board of directors, Michael Feiner, is also a director of CTPartners.  Pursuant to these engagement letters, we made payments to CTPartners totaling approximately $0.2 and $0.3 million during 2013 and 2012, respectively.

The professional services agreement was reviewed and approved in accordance with our policy and procedures regarding transactions with related persons.

DIRECTOR INDEPENDENCE

Information regarding the independence of our directors is incorporated by reference to the appropriate information in Item 10 above, under “MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS - The Board of Directors.”

ITEM 14:  Principal Accounting Fees and Services

KPMG LLP (“KPMG”) has served as our independent registered public accounting firm since June 3, 2013. The following table presents fees for professional services rendered by KPMG during the year ended December 31, 2013.

Types of Fees	2013

Audit Fees (1)	$345,000
Audit-Related Fees (2)	—
Tax Fees (3)	—
All Other Fees (4)	175,118

Deloitte and Touche LLP (“D&T”) served as our independent registered public accounting firm from June 20, 2007 to May 28, 2013.  The following table presents fees for professional services rendered by D&T during the years ended December 31, 2013 and 2012.

Types of Fees	2013	2012

Audit Fees (1)	$47,255	$487,000
Audit-Related Fees (2)	73,500	80,700
Tax Fees (3)	119,313	126,541
All Other Fees (4)	—	—

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

1. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firms

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

3.             Exhibits

2.1                               Agreement and Plan of Merger, dated as of April 15, 2007, by and among UHS Holdco, Inc., UHS Merger Sub, Inc., Universal Hospital Services, Inc. and J.W. Childs Equity Partners III, L.P., as representative (incorporated by reference to Exhibit 10.1 to Form 10-Q filed with the SEC on May 8, 2007, File No. 000-20086).

3.1                               Amended and Restated Certificate of Incorporation of Universal Hospital Services, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q filed with the SEC on August 14, 2007, File No. 000-20086).

3.2                               Amended and Restated By-laws of Universal Hospital Services, Inc. (incorporated by reference to Exhibit 3.2 to Form 10-Q filed with the SEC on August 14, 2007, File No. 000-20086).

4.1                               Indenture, dated as of May 31, 2007, relating to the Second Lien Senior Secured Floating Rate Notes due 2015 and the 8.50%/9.25% Second Lien Senior Secured PIK Toggle Notes due 2015, between UHS Merger Sub, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 10-Q filed with the SEC on August 14, 2007, File No. 000-20086).

4.2                               Supplemental Indenture, dated as of May 31, 2007, relating to the Second Lien Senior Secured Floating Rate Notes due 2015 and the 8.50%/9.25% Second Lien Senior Secured PIK Toggle Notes due 2015, between Universal Hospital Services, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 10-Q filed with the SEC on August 14, 2007, File No. 000-20086).

4.3                               Second Supplemental Indenture, dated as of June 9, 2011, relating to the Second Lien Senior Secured Floating Rate Notes due 2015 and the 8.50%/9.25% Second Lien Senior Secured PIK Toggle Notes due 2015, among Universal Hospital Services, Inc., Emergent Group Inc., PRI Medical Technologies, Inc. and Wells Fargo Bank, National Association, as trustee. (incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on June 14, 2011).

4.4                               Form of Second Lien Senior Secured F Note due 2015 (included in Exhibit 4.1).

4.5                               Indenture, dated as of August 7, 2012, among Universal Hospital Services, Inc., UHS Surgical Services, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 10-Q filed with the SEC on August 13, 2013).

4.6                               Third Supplemental Indenture, dated as of August 7, 2012, among Universal Hospital Services, Inc., UHS Surgical Services, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to Form 10-Q filed with the SEC on August 13, 2013).

4.7                               Registration Rights Agreement, dated February 12, 2013, by and among Universal Hospital Services, Inc., Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, LLC, Wells Fargo Securities, LLC and PNC Capital Markets LLC and the guarantor party thereto (incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on February 12, 2013).

10.1                        Form of 8.50% / 9.25% Second Lien Senior Secured PIK Toggle Note due 2015 (included in Exhibit 4.1).

10.2                        Second Amended and Restated Credit Agreement, dated as of July 31, 2012, among Universal Hospital Services, Inc., UHS Holdco, Inc., the lenders party thereto, Bank of America, N.A. as administrative agent,

Barclays Bank PLC and Royal Bank of Canada as co-syndication agents and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Bank PLC and RBC Capital Markets as joint lead arrangers and joint book managers (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on August 3, 2012).

10.3                        Amended and Restated Guaranty, dated as of May 6, 2010, among UHS Holdco, Inc. and the secured parties named therein (incorporated by reference to Exhibit 10.2 to Form 10-Q filed with the SEC on May 10, 2010).

10.4                        First Lien Security Agreement, dated May 6, 2010, among UHS Holdco, Inc., Universal Hospital Services, Inc. and GE Business Financial Services, Inc., as collateral agent (incorporated by reference to Exhibit 10.3 to Form 10-Q filed with the SEC on May 10, 2010).

10.5                        Trademark Security Agreement, dated May 31, 2007, among UHS Merger Sub, Inc., Universal Hospital Services, Inc., UHS Holdco, Inc. and ML Capital, as collateral agent (incorporated by reference to Exhibit 10.4 to Form 10-Q filed with the SEC on August 14, 2007, File No. 000-20086).

10.6                        Second Lien Security Agreement, dated May 31, 2007, among UHS Merger Sub, Inc., Universal Hospital Services, Inc. and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.5 to Form 10-Q filed with the SEC on August 14, 2007, File No. 000-20086).

10.7                        Second Lien Trademark Security Agreement, dated May 31, 2007, among UHS Merger Sub, Inc., Universal Hospital Services, Inc., UHS Holdco, Inc. and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.6 to Form 10-Q filed with the SEC on August 14, 2007, File No. 000-20086).

10.8                        Amended and Restated Second Lien Trademark Security Agreement, dated as of August 7, 2012, among Universal Hospital Services, Inc., UHS Surgical Services, Inc. and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.1 to Form 10-Q filed with the SEC on August 13, 2013).

10.9                        Amended and Restated Second Lien Security Agreement, dated as of August 7, 2012, among Universal Hospital Services, Inc., UHS Surgical Services, Inc. and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.2 to Form 10-Q filed with the SEC on August 13, 2013).

10.10                 Second Lien Copyright Security Agreement, dated May 31, 2007, among UHS Merger Sub, Inc., Universal Hospital Services, Inc., UHS Holdco, Inc. and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.7 to Form 10-Q filed with the SEC on August 14, 2007, File No. 000-20086).

10.11                 Second Lien Patent Security Agreement, dated May 31, 2007, among UHS Merger Sub, Inc., Universal Hospital Services, Inc., UHS Holdco, Inc. and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.8 to Form 10-Q filed with the SEC on August 14, 2007, File No. 000-20086).

10.12                 Securityholders Agreement, dated as of May 31, 2007, by and among UHS Holdco, Inc., IPC/UHS L.P. (formerly known as BSMB/UHS L.P.) and IPC/UHS Co-Investment Partners, L.P. (formerly known as BSMB/UHS Co-Investment Partners, L.P.), Gary D. Blackford and Kathy Blackford, and each of the other persons listed therein (incorporated by reference to Exhibit 10.9 to Form 10-Q filed with the SEC on August 14, 2007, File No. 000-20086).

10.13                 First Amendment to the Intercreditor Agreement, dated as of the August 7, 2012, among the Company, Bank of America, N.A., collateral agent for the First Lien Secured Parties and Wells Fargo Bank, National Association, collateral agent for the Junior Lien Secured Parties (incorporated by reference to Exhibit 10.3 to Form 10-Q filed with the SEC on August 13, 2013).

10.14                 Stock Option Plan of UHS Holdco, Inc. (incorporated by reference to Exhibit 10.17 to Form 10-Q filed with the SEC on August 14, 2007, File No. 000-20086). **

10.15                 Amendment to Option Agreements, dated as of August 11, 2010, executed by UHS Holdco, Inc. (incorporated by reference to Exhibit 10.4 for Form 10-Q filed with the SEC on August 11, 2010). **

10.16                 Form of Option Agreement Evidencing a Grant of an Option Under the 2007 Stock Option Plan (incorporated by reference to Exhibit 10.5 for Form 10-Q filed with the SEC on August 11, 2010). **

10.17                 Amended and Restated Professional Services Agreement, dated as of February 1, 2008, by and between Universal Hospital Services, Inc. and Irving Place Capital Merchant Manager III, L.P. (formerly known as Bear Stearns Merchant Manager III, L.P.) (incorporated by reference to Exhibit 10.23 to Form 10-K/A filed with the SEC on March 12, 2008, File No. 000-20086).

10.18                 Amended and Restated Employment Agreement, dated as of December 31, 2008, between Universal Hospital Services, Inc. and Gary D. Blackford. (incorporated by reference to Exhibit 10.17 to Form 10-K filed with the SEC on March 12, 2009, File No. 000-20086). **

10.19                 Amended and Restated Employment Agreement, dated as of December 31, 2008, between Universal

Hospital Services, Inc. and Rex T. Clevenger. (incorporated by reference to Exhibit 10.18 to Form 10-K filed with the SEC on March 12, 2009, File No. 000-20086). **

10.20                 Amended and Restated Employment Agreement, dated as of December 31, 2008, between Universal Hospital Services, Inc. and Walter T. Chesley. (incorporated by reference to Exhibit 10.19 to Form 10-K filed with the SEC on March 12, 2009, File No. 000-20086). **

10.21                 Employment Agreement, dated as of February 7, 2012, between Universal Hospital Services, Inc. and William C. Mixon. (incorporated by reference to Exhibit 10.18 to Form 10-K/A filed with the SEC on November 7, 2012). **

10.22                 Mutual Termination Agreement between Diana Vance-Bryan and Universal Hospital Services, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on October 2, 2012).

10.23                 Mutual Termination Agreement between Jeffrey L. Singer and Universal Hospital Services, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on October 2, 2012).

10.24                 Mutual Transition Agreement between Rex T. Clevenger and Universal Hospital Services, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed with the SEC on November 13, 2012).

10.25                 Mutual Transition Agreement between Walter T. Chesley and Universal Hospital Services, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed with the SEC on November 13, 2012).

10.26                 Executive Severance Pay Plan, dated October 10, 2011. (incorporated by reference to Exhibit 10.19 to Form 10-K/A filed with the SEC on November 7, 2012). **

10.28                 Amended Mutual Transition Agreement between Rex T. Clevenger and Universal Hospital Services, Inc. (incorporated by reference to Exhibit 10.28 to Form 10-K filed with the SEC on March 15, 2013). **

12.1*                 Statement regarding the computation of ratio of earnings to fixed charges

21.1*                 Subsidiaries of the Registrant

31.1*                 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*                 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*                 Certification of Gary D. Blackford Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*                 Certification of James B. Pekarek Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*                    The following financial information from Universal Hospital Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 17, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Loss for the years ended December 31, 2013, 2012 and 2011, (iv) the Consolidated Statements of Equity for the years ended December 31, 2013, 2012 and 2011, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and Notes to Consolidated Financial Statements

*      Filed herewith

**          Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 17, 2014.

UNIVERSAL HOSPITAL SERVICES, INC.
By	/s/ Gary D. Blackford
Gary D. Blackford
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 17, 2014.

/s/ Gary D. Blackford	Chairman of the Board
Gary D. Blackford	and Chief Executive Officer (Principal Executive Officer)

/s/ James B. Pekarek	Executive Vice President and
James B. Pekarek	Chief Financial Officer (Principal Financial Officer)

/s/ Scott A. Christensen	Vice President, Controller, and
Scott A. Christensen	Chief Accounting Officer (Principal Accounting Officer)

/s/ Barry P. Schochet	Director
Barry P. Schochet

/s/ Bret D. Bowerman	Director
Bret D. Bowerman

/s/ David Crane	Director
David Crane

/s/ Michael C. Feiner	Director
Michael C. Feiner

/s/ Kevin L. Roberg	Director
Kevin L. Roberg

/s/ Robert Juneja	Director
Robert Juneja

/s/ John B. Grotting	Director
John B. Grotting

/s/ David J. Illingworth	Director
David J. Illingworth

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report relating to the fiscal year ended December 31, 2013 or proxy statement with respect to any annual or other meeting of security holders has been sent to security holders, nor will such information be sent to security holders.

Universal Hospital Services, Inc.

Schedule II - Valuation and Qualifying Accounts

(in thousands)

Description	Balance-Beginning of Year	Charged to Costs and Expense	Charged to Other Accounts	Deductions from Reserves	Balance- End of Year
Allowance for Doubtful Accounts
Year Ended December 31, 2013	$2,015	$1,182	$—	$1,012	$2,185
Year Ended December 31, 2012	1,919	1,110	—	1,014	2,015
Year Ended December 31, 2011	2,000	906	82	1,069	1,919

Income Tax Valuation Allowance
Year Ended December 31, 2013	$25,800	$12,041	$—	$1,729	$36,112
Year Ended December 31, 2012	15,052	14,102	—	3,354	25,800
Year Ended December 31, 2011	11,958	3,094	—	—	15,052

Universal Hospital Services, Inc.

As of December 31, 2013 and 2012 and

For the years ended December 31, 2013, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Universal Hospital Services, Inc.

We have audited the accompanying consolidated balance sheet of Universal Hospital Services, Inc. and subsidiary (the “Company”) as of December 31, 2013 and the related consolidated statement of operations, comprehensive loss, equity, and cash flows for the year then ended.  Our audit also included the amounts for the year ended December 31, 2013 on the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audit. The accompanying consolidated financial statements of Universal Hospital Services, Inc. and subsidiary as of December 31, 2012 and 2011, were audited by other auditors whose report thereon dated March 15, 2013, expressed an unqualified opinion on those statements, before the restatement described in Note 18 to the consolidated financial statements.

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

In our opinion, the 2013 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Hospital Services, Inc. and subsidiary as of December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited the adjustments described in Note 18 that  were applied to restate the 2012 and 2011 consolidated financial statements to change the composition of the reportable segments to conform to the current year presentation. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2012 and 2011 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2012 and 2011 consolidated financial statements taken as a whole.

/s/ KPMG LLP

Minneapolis, Minnesota

March 17, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Universal Hospital Services, Inc.

We have audited, before the effects of the retrospective adjustments to the disclosures for a change in the composition of reportable segments discussed in Note 18 to the consolidated financial statements, the consolidated balance sheet of Universal Hospital Services, Inc. and subsidiary (the “Company”) as of December 31, 2012, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for the years ended December 31, 2012 and 2011 (the 2012 and 2011 consolidated financial statements before the effects of the adjustments discussed in Note 18 to the consolidated financial statements are not presented herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such 2012 and 2011 consolidated financial statements, before the effects of the retrospective adjustments to the disclosures for a change in the composition of reportable segments discussed in Note 18 to the consolidated financial statements, present fairly, in all material respects, the financial position of Universal Hospital Services, Inc. and subsidiary as of December 31, 2012, and the results of  their operations and their cash flows for the years ended December 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the retrospective adjustments to the disclosures for a change in the composition of reportable segments discussed in Note 18 to the consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

March 15, 2013

Universal Hospital Services, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share information)

	December 31,	December 31,
	2013	2012
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts of $2,185 at December 31, 2013 and $2,015 at December 31, 2012	$69,667	$68,478
Inventories	9,481	8,868
Deferred income taxes, net	1,841	3,610
Other current assets	4,438	4,280
Total current assets	85,427	85,236

Property and equipment:
Medical equipment	584,078	547,497
Property and office equipment	80,696	68,439
Accumulated depreciation	(405,443)	(348,937)
Total property and equipment, net	259,331	266,999

Other long-term assets:
Goodwill	335,577	335,577
Other intangibles, net	220,631	234,391
Other, primarily deferred financing costs, net	14,649	15,210
Total assets	$915,615	$937,413

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$6,487	$6,223
Book overdrafts	9,469	3,905
Accounts payable	32,502	26,036
Accrued compensation	11,714	16,956
Accrued interest	18,884	13,845
Dividend payable	73	88
Other accrued expenses	11,031	11,641
Total current liabilities	90,160	78,694

Long-term debt, less current portion	704,284	692,791
Pension and other long-term liabilities	7,425	14,377
Payable to Parent	22,669	21,640
Deferred income taxes, net	68,057	69,036

Commitments and contingencies (Note 9)

Equity
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at December 31, 2013 and December 31, 2012	—	—
Additional paid-in capital	214,505	214,481
Accumulated deficit	(187,901)	(144,864)
Accumulated other comprehensive loss	(3,884)	(9,086)
Total Universal Hospital Services, Inc. equity	22,720	60,531
Noncontrolling interest	300	344
Total equity	23,020	60,875
Total liabilities and equity	$915,615	$937,413

The accompanying notes are an integral part of these consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Operations

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Revenue
Medical equipment solutions	$285,510	$282,905	$275,677
Clinical engineering solutions	86,864	82,236	54,058
Surgical services	56,066	50,185	25,421
Total revenues	428,440	415,326	355,156

Cost of Revenue
Cost of medical equipment solutions	128,864	106,548	103,764
Cost of clinical engineering solutions	67,747	62,428	40,518
Cost of surgical services	31,557	27,845	13,673
Medical equipment depreciation	73,034	70,761	68,032
Total cost of revenues	301,202	267,582	225,987
Gross margin	127,238	147,744	129,169

Selling, general and administrative	112,649	109,247	100,948
Restructuring, acquisition and integration expenses	236	7,474	3,483
Operating income	14,353	31,023	24,738

Loss on extinguishment of debt	1,853	12,339	—
Interest expense	55,015	55,697	55,020
Loss before income taxes and noncontrolling interest	(42,515)	(37,013)	(30,282)

Benefit for income taxes	(166)	(2,569)	(8,343)
Consolidated net loss	(42,349)	(34,444)	(21,939)
Net income attributable to noncontrolling interest	688	754	451
Net loss attributable to Universal Hospital Services, Inc.	$(43,037)	$(35,198)	$(22,390)

The accompanying notes are an integral part of these consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2013	2012	2011

Consolidated net loss	$(42,349)	$(34,444)	$(21,939)
Other comprehensive income:
Gain (loss) on minimum pension liability, net of tax of $0	5,202	(146)	(4,136)
Gain on cash flow hedge, net of tax of $0, $1,868 and $4,504, respectively	—	2,887	7,088
Total other comprehensive income	5,202	2,741	2,952
Comprehensive loss	(37,147)	(31,703)	(18,987)
Comprehensive income attributable to noncontrolling interest	688	754	451
Comprehensive loss attributable to Universal Hospital Services, Inc.	$(37,835)	$(32,457)	$(19,438)

The accompanying notes are an integral part of these consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Equity

(in thousands)

			Accumulated	Total
	Additional		Other	Universal
	Paid-in	Accumulated	Comprehensive	Hospital	Noncontrolling	Total
	Capital	Deficit	Loss	Services, Inc.	Interests	Equity

Balance at December 31, 2010	$248,794	$(87,276)	$(14,779)	$146,739	$—	$146,739
Net (loss) income	—	(22,390)	—	(22,390)	451	(21,939)
Other comprehensive income	—	—	2,952	2,952	—	2,952
Consolidation of Surgical Services (previously Emergent Group)	—	—	—	—	379	379
Dividend and equity distribution	(34,500)	—	—	(34,500)	—	(34,500)
Cash distributions to noncontrolling interests	—	—	—	—	(451)	(451)
Contributions from new members to noncontrolling interests	—	—	—	—	7	7
Balance at December 31, 2011	$214,294	$(109,666)	$(11,827)	$92,801	$386	$93,187

Net (loss) income	—	(35,198)	—	(35,198)	754	(34,444)
Other comprehensive income	—	—	2,741	2,741	—	2,741
Cash distributions to noncontrolling interests	—	—	—	—	(796)	(796)
Dividend forfeited	187	—	—	187	—	187
Balance at December 31, 2012	$214,481	$(144,864)	$(9,086)	$60,531	$344	$60,875

Net (loss) income	—	(43,037)	—	(43,037)	688	(42,349)
Other comprehensive income	—	—	5,202	5,202	—	5,202
Cash distributions to noncontrolling interests	—	—	—	—	(732)	(732)
Dividend forfeited	24	—	—	24	—	24
Balance at December 31, 2013	$214,505	$(187,901)	$(3,884)	$22,720	$300	$23,020

The accompanying notes are an integral part of these consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Consolidated net loss	$(42,349)	$(34,444)	$(21,939)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	85,036	81,630	77,248
Amortization of intangibles, deferred financing costs and bond premium	15,168	18,247	22,000
Non-cash write off of deferred financing cost	1,853	2,541	—
Tender premium for purchase of notes	—	9,798	—
Provision for doubtful accounts	1,182	1,110	899
Provision for inventory obsolescence	366	473	134
Non-cash stock-based compensation expense - net	1,044	3,367	4,276
Non-cash gain on trade-in of recalled equipment	—	(15,872)	(13,710)
Gain on sales and disposals of equipment	(816)	(1,800)	(1,896)
Deferred income taxes	(930)	(3,040)	(8,728)
Changes in operating assets and liabilities:
Accounts receivable	(2,371)	2,494	(6,670)
Inventories	(979)	(2,321)	(73)
Other operating assets	(65)	461	184
Accounts payable	(522)	(2,018)	4,175
Other operating liabilities	957	11,905	1,791
Net cash provided by operating activities	57,574	72,531	57,691
Cash flows from investing activities:
Medical equipment purchases	(51,475)	(58,531)	(77,561)
Property and office equipment purchases	(8,649)	(7,359)	(9,557)
Proceeds from disposition of property and equipment	3,691	6,711	3,869
Acquisitions, net of cash acquired	—	(14,418)	(69,970)
Net cash used in investing activities	(56,433)	(73,597)	(153,219)
Cash flows from financing activities:
Proceeds under senior secured credit facility	100,600	116,500	166,250
Payments under senior secured credit facility	(95,600)	(103,000)	(204,650)
Payments of principal under capital lease obligations	(7,421)	(6,375)	(5,835)
Payments of floating rate notes	(230,000)	—	—
Proceeds from issuance of bonds	234,025	425,000	178,938
Accrued interest received from bondholders	8,620	—	661
Accrued interest paid to bondholders	(8,620)	—	(661)
Purchase of refinanced bonds	—	(405,000)	—
Payments on acquired debt	—	(4,163)	(472)
Distributions to noncontrolling interests	(732)	(796)	(451)
Contributions from new members to limited liability companies	—	—	7
Proceeds from exercise of parent company stock options	—	150	41
Dividend and equity distribution payments	(6)	(1,393)	(32,729)
Tender premium for purchase of notes	—	(9,798)	—
Payment of deferred financing costs	(4,116)	(11,511)	(4,458)
Change in book overdrafts	5,564	291	48
Holdback and earn-out payments related to acquisitions	(3,455)	—	—
Net cash (used in) provided by financing activities	(1,141)	(95)	96,689
Net change in cash and cash equivalents	—	(1,161)	1,161

Cash and cash equivalents at the beginning of period	—	1,161	—
Cash and cash equivalents at the end of period	$—	$—	$1,161

Supplemental cash flow information:
Interest paid	$48,538	$45,273	$51,667
Income taxes paid	501	959	563
Non-cash activities:
Medical equipment purchases included in accounts payable (at end of period)	$13,655	$5,012	$8,784
Capital lease additions	11,477	4,224	7,091
Dividend (forfeited) declared to Parent	(24)	(187)	1,771

The accompanying notes are an integral part of these consolidated financial statements.

Universal Hospital Services, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2013 and 2012 and

For the years ended December 31, 2013, 2012 and 2011

1.         Basis of Presentation

Universal Hospital Services, Inc. (“we”, “our”, “us”, the “Company” or “UHS”) is a nationwide provider of health care technology management and service solutions to the United States health care industry. The Company’s services fall into three reporting segments: Medical Equipment Solutions (“MES”), Clinical Engineering Solutions (“CES”) and Surgical Services (“SS”).

All of our outstanding capital stock is owned by UHS Holdco, Inc. (“Parent”), which acquired the Company in a recapitalization in May 2007. Parent is owned by affiliates of Irving Place Capital Merchant Manager III, L.P. (“IPC”) and certain members of our management.

On April 1, 2011 we completed our acquisition of Emergent Group Inc. (“Emergent Group”) for a total purchase price of approximately $65.3 million as described in Note 3, Acquisitions. The results of operations of this acquisition have been included in UHS’s consolidated results of operations since the date of acquisition and also included in the surgical services segment. Effective December 31, 2011, Emergent Group was merged into its principal operating subsidiary, PRI Medical Technologies, Inc. (“PRI Medical”) with PRI Medical the surviving entity. Also, on December 31, 2011, PRI Medical’s name was changed to UHS Surgical Services, Inc. (“Surgical Services”).

On May 31, 2011 we acquired certain assets of an equipment rental division of a medical equipment manufacturer for approximately $6.5 million. The financial results of this acquisition are included in our MES segment.

On October 3, 2011, we completed the acquisition, effective October 1, 2011, of all of the outstanding stock of a surgical laser equipment service provider for approximately $5.5 million in cash consideration. The $5.5 million purchase price included $0.5 million of debt which was paid off at closing. The financial results of this acquisition are included in our SS segment.

On January 3, 2012, we completed the acquisition, effective January 1, 2012, of all of the outstanding stock of a surgical laser equipment service provider for approximately $16.1 million in cash consideration. The financial results of this acquisition are included in our SS segment.

On March 31, 2012, we completed the acquisition of certain assets of the southern California equipment rental division of a medical equipment manufacturer. The total purchase price was approximately $0.8 million, including approximately $0.4 million in contingent consideration to be paid over four years based on future revenues. The financial results of this acquisition are included in our MES segment.

On July 9, 2012, we completed the acquisition of certain assets of a surgical laser equipment service provider for a total consideration of approximately $5.3 million. The financial results of this acquisition are included in our SS segment.

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

Depreciation and amortization of property and office equipment is provided on the straight-line method over the lesser of the remaining useful life or lease term for leasehold improvements and 3 to 10 years for office equipment. The cost and accumulated depreciation or amortization of property and equipment retired or sold is eliminated from their respective accounts and the resulting gain or loss is recorded in selling, general and administrative expense in the period the asset is retired or sold.

Goodwill

Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable tangible net assets and identifiable intangible assets purchased.

Goodwill is tested at least annually for impairment and more frequently if events or changes in circumstances indicate that the asset might be impaired. We review goodwill for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, we conclude that goodwill is not impaired.

No goodwill impairments have been recognized in 2013, 2012, or 2011.

Other Intangible Assets

Other intangible assets primarily include customer relationships, a supply agreement, trade names, technology databases, non-compete agreements and favorable lease agreements. Our trade name intangibles have indefinite lives. Our remaining other intangible assets are amortized over their estimated economic lives of three to thirteen years. The straight-line method of amortization generally reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. However, for certain of our customer relationships, we use the sum-of-the-years-digits amortization method to more appropriately allocate the cost to earnings in proportion to the estimated amount of economic benefit obtained.

Intangible assets with indefinite lives are tested for impairment on an annual basis and more frequently if events or changes in circumstances indicate that the asset might be impaired. We review indefinite-lived intangible assets for impairment by first assessing qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the indefinite-lived intangible asset is impaired, then we take no further action. Indefinite-lived intangible assets were not found to be impaired during any of the periods presented.

Amortizable intangibles are measured for impairment consistent with the process utilized for long-lived assets as described below. Our amortizable intangible assets consist of the following discrete items: customer relationships, a supply agreement, technology databases, non-compete agreements and favorable lease agreements.

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

Medical equipment sales revenues consist of (1) sales of medical equipment and related parts and single-use disposable items to customers and (2) sales of medical equipment that include installation services. Sales of medical equipment as well as related parts and single-use disposable items are recognized at the point of delivery, if performed by us, or at the point of shipment, when risk of loss has passed to the customer. Because of the short-term nature of equipment installation projects, sales that include installation services are recognized when the earnings cycle is complete—installation has been completed, the equipment becomes operational and the customer has accepted it. All revenues are recognized net of any sales taxes. CES revenue is recognized as services are provided.

Surgical Services equipment is outsourced on a per case basis, inclusive of equipment, technologist and related disposables, if any. Revenue is recorded in income upon completion of the case based on agreed rate per use or time period.

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

Fair Value of Other Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts receivable, accounts payable, accrued liabilities and senior secured credit facility, approximate fair value due to their short maturities. The fair value of our outstanding Original Notes, Add-on Notes and Floating Rate Notes, based on the quoted market price for the same or similar issues of debt, which represents a Level 2 fair value measurement, is approximately:

	December 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value

Original notes - 7.625%	$425.0	$450.5	$425.0	$448.4
Add-on notes - 7.625% (1)	232.7	233.2	—	—
Floating rate notes	—	—	230.0	229.1

(1)  The carrying value of the Add-on notes - 7.625% includes unamortized bond premium of $12.7 million.

Segment Information

Our segments are organized based on the different products and services that we offer. Effective December 31, 2013, we reorganized our internal organizational structure and management. This resulted in a change in our reportable segments. Our management and more specifically the chief operating decision maker (“CODM”) is currently making operating decisions and assessing performance using discrete financial information from the following operating segments: MES, CES and SS, each of which is also a reportable segment. Historical segment results have been restated to apply these changes. Note 18, Business Segments, contains additional segment information.

Stock-Based Compensation

We record compensation expense associated with stock options in accordance with ASC Topic 718, “Compensation — Stock Compensation.” Note 11, Stock-Based Compensation, contains the significant assumptions used in determining the underlying fair value of options and disclosures as required under ASC Topic 718.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes minimum pension liability adjustments. These amounts are presented in the consolidated statements of comprehensive loss net of reclassification adjustments to earnings.

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

Reclassifications

Certain amounts in the 2012 Consolidated Balance Sheets and Consolidated Statements of Operations have been reclassified to conform with the 2013 presentation.

Recent Accounting Pronouncements

Standards Adopted

In July 2012, the FASB issued Accounting Standards Update (“ASU”) No. 2012-02 Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). This amendment permits an entity the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. The results of the qualitative assessment would be used as a basis in determining whether it is necessary to perform the two-step quantitative impairment test. If the qualitative assessment supports the conclusion that it is more likely than not that the fair value of the asset exceeds its carrying amount, the entity would not need to perform the two-step quantitative impairment test. The objective of this update is to reduce the cost and complexity of performing impairment tests for indefinite-lived intangible assets other than goodwill, and to improve consistency in impairment testing among long-lived asset categories. ASU 2012-02 is effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this amendment did not have a material effect on our consolidated financial statements.

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

3.         Acquisitions

On July 9, 2012, we completed the acquisition of certain assets of a surgical laser equipment service provider for total consideration of approximately $5.3 million.  The consideration consists of $2.6 million of cash paid at closing, $1.0 million of debt assumed that was paid off upon closing and approximately $1.7 million in contingent earn-out payment which was paid in October 2013.

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

On January 3, 2012, we completed the acquisition of all of the outstanding stock of a Florida-based surgical laser equipment service provider for total consideration of approximately $16.1 million. The total consideration consists of $11.0 million of cash paid at closing, $3.2 million of debt assumed that was paid off upon closing, and $1.9 million of holdback amounts, of which $0.3 million was paid in 2012 and $1.6 million was paid in January 2013.

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

The amounts of revenue and net loss of Surgical Services included in the Company’s consolidated statements of operations from April 1, 2011 to December 31, 2013 are as follows:

	Revenue and net loss included in the
	Consolidated Statements of Operations from:
	January 1, 2013 to	January 1, 2012 to	April 1, 2011 to
(in thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Revenue	$56,066	$50,185	$25,421
Net loss attributable to Surgical Services	(943)	(3,308)	(1,805)

The following unaudited supplemental pro forma information presents the financial results as if the acquisition of Surgical Services had occurred on January 1, 2011 for the year ended December 31, 2011. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2011, nor are they indicative of any future results.

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

The Company expensed $0, $0.3 and $3.5 million of acquisition and integration related costs for the years ended December 31, 2013, 2012 and 2011, respectively, of which approximately $3.3 million for the year ended December 31, 2011 was related to the April 1, 2011 Emergent Group acquisition. These costs are included in the line item entitled “Restructuring, acquisition and integration expenses” in the accompanying consolidated statements of operations.

4.                          Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012 are summarized in the following table by type of inputs applicable to the fair value measurements:

	Fair Value at December 31, 2013				Fair Value at December 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Contingent Consideration	$—	$—	$215	$215	$—	$—	$2,033	$2,033

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

During 2012, we recorded a contingent consideration liability, in the form of earn-out payments, related to our acquisitions in the total amount of $2.1 million. The contingent consideration payments are based on achieving certain revenue results. The fair value of the liability was estimated using a discounted cash flow approach with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement. The significant inputs in the Level 3 measurement not supported by market activity included our assessments of expected future cash flows during the earn-out period related to the assets acquired, appropriately discounted considering the uncertainties associated with the obligation, and calculated based on estimated revenues in accordance with the terms of the agreement. For the years ended December 31, 2013 and 2012, $1.9 million and $0.05 million, respectively, in earn-out were paid.

The assumptions used in preparing the discounted cash flow analyses included estimates of interest rates and the timing and amount of incremental cash flows.

A reconciliation of the beginning and ending balance for the Level 3 measurement are as follows:

(in thousands)
Balance at December 31, 2012	$2,033
Interest	64
Payments	(1,882)
Balance at December 31, 2013	$215

5.                          Book Overdrafts

The Company typically does not maintain cash balances at its principal bank under a policy whereby the net amount of collected balances and cleared checks is, at the Company’s option, applied to or drawn from our credit facility on a daily basis. Surgical Services will, at times, carry modest levels of cash. Changes in book overdrafts are considered financing activities.

6.                          Selected Financial Statement Information

Property and Equipment

Our property and equipment at December 31, 2013 and 2012 consists of the following:

	December 31,	December 31,
(in thousands)	2013	2012

Medical Equipment	$584,078	$547,497
Less: Accumulated depreciation	(362,539)	(310,592)
Medical equipment, net	221,539	236,905

Leasehold improvements	11,822	12,072
Office equipment and vehicles	68,874	56,367
	80,696	68,439
Less: Accumulated depreciation and amortization	(42,904)	(38,345)
Property and office equipment, net	37,792	30,094

Total property and equipment, net	$259,331	$266,999

Property and equipment financed under capital leases, net	$20,477	$14,698

Goodwill and Other Intangible Assets

Due to the changes in our reportable segments effective December 31, 2013, we reassigned goodwill to our new reportable segments based on the relative fair value. Our goodwill as of December 31, 2013 and 2012, by reportable segment, consists of the following:

	Medical	Clinical		Corporate
	Equipment	Engineering	Surgical	and
(in thousands)	Solutions	Solutions	Services	Unallocated	Total

Balance at December 31, 2012	$227,486	$55,655	$52,436	$—	$335,577
Acquisitions	—	—	—	—	—
Balance at December 31, 2013	$227,486	$55,655	$52,436	$—	$335,577

Our other intangible assets as of December 31, 2013 and 2012 consist of the following:

	December 31, 2013			December 31, 2012
		Accumulated			Accumulated
(in thousands)	Cost	Amortization	Net	Cost	Amortization	Net

Finite-life intangibles
Customer relationship	$115,731	$(70,964)	$44,767	$115,731	$(60,368)	$55,363
Supply agreement	26,000	(16,560)	9,440	26,000	(13,655)	12,345
Technology databases	7,217	(7,199)	18	7,217	(7,127)	90
Non-compete agreements	780	(374)	406	780	(203)	577
Favorable lease agreements	134	(134)	—	134	(118)	16
Total finite-life intangibles	149,862	(95,231)	54,631	149,862	(81,471)	68,391
Indefinite-life intangibles
Trade names	166,000	—	166,000	166,000	—	166,000
Total intangible assets	$315,862	$(95,231)	$220,631	$315,862	$(81,471)	$234,391

Total amortization expense related to intangible assets was approximately $13.8, $15.1 and $19.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

During the fourth quarter of 2011, the Company implemented a rebranding strategy with respect to its surgical services business whereby the Company changed the legal name of PRI Medical Technologies, Inc. to UHS Surgical Services, Inc. and ceased using the PRI Medical trade name as of December 31, 2011 (see Note 3, Acquisitions). Accordingly, management determined in the fourth quarter of 2011 that it was appropriate to change the estimated remaining useful life of the PRI Medical trade name from 114 months to 3 months. As a result, the remaining book value of this trade name of $4.1 million was amortized during the fourth quarter of 2011.

At December 31, 2013, future estimated amortization expense related to intangible assets for each of the years ended December 31, 2014 to 2018 is estimated as follows:

(in thousands)

2014	$12,825
2015	11,931
2016	10,807
2017	7,514
2018	5,931

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

Also on June 8, 2011, the Boards of Directors declared an equity distribution of $0.12 per option to holders of outstanding options on the Parent’s stock on June 10, 2011 that vested on December 31, 2011, 2012 and 2013 and are scheduled to vest on December 31,

2014 and 2015.

Our consolidated balance sheet as of December 31, 2013 and 2012 reflects the decrease in equity for dividends paid to Parent shareholders and distributions to vested option holders on July 1, 2011, December 31, 2011, December 31, 2012 and December 31, 2013, as well as estimated amounts to be paid to holders of options expected to vest on December 31, 2014 and 2015 based on an estimated option forfeiture rate of 2% annually. Our consolidated balance sheet also reflects the related current dividend payable and long-term dividend payable included in Payable to Parent.

During 2013 and 2012, $0.02 and $0.2 million, respectively, of dividend was forfeited and was recorded as a reduction to Payable to Parent and an increase to additional paid-in capital.

8.                                      Long-Term Debt

Long-term debt at December 31, 2013 and 2012 consists of the following:

	December 31,	December 31,
(in thousands)	2013	2012
Original notes - 7.625%	$425,000	$425,000
Add-on notes - 7.625%	220,000	—
Floating rate notes	—	230,000
Unamortized bond premium	12,702	—
Senior secured credit facility	33,000	28,000
Capital lease obligations	20,069	16,014
	710,771	699,014
Less: Current portion of long-term debt	(6,487)	(6,223)
Total long-term debt	$704,284	$692,791

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

In connection with the issuance of the 2012 Notes, we entered into registration rights agreements with the initial purchasers of the 2012 Notes.  Pursuant to those agreements, we filed Registration Statements on Form S-4 to register the exchanges of the 2012 Notes for fully registered 2012 Notes. Following declaration of effective by the Security and Exchange Commission (“SEC”), we completed offers to exchange all of the then outstanding 2012 Notes for an equivalent amount of 2012 Notes which have been registered under the Securities Act of 1933, as amended. We did not receive any additional proceeds from the exchange offers.

Floating Rate Notes.  On May 31, 2007, we issued $230.0 million aggregate principal amount of our Floating Rate Notes.  Interest on the Floating Rate Notes was reset for each semi-annual interest period and was calculated at the current LIBOR rate plus 3.375%.

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

As of December 31, 2013, we had $155.6 million of availability under the senior secured credit facility based on a borrowing base of $192.8 million less borrowings of $33.0 million and after giving effect to $4.2 million used for letters of credit.

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

Borrowings under the senior secured credit facility accrue interest (including a credit spread varying with facility usage):

·                  at a per annum rate equal to 1.00% - 1.50% above the rate equal to the greater of (i) the “federal funds rate” plus one-half of one percent (0.50%) per annum, (ii) the “prime rate” announced from time to time by the administrative agent for such day and (iii) the “Eurodollar rate” for a one month interest period as determined on such day, plus one percent (1.0%) payable quarterly in arrears; and

·                  at a per annum rate equal to 2.00% - 2.50% above the adjusted British Bankers Association Interest Settlement Rate for deposits in Dollars rate used by the administrative agent with a term equivalent to the selected interest rate period, for the respective interest rate period determined at our option, payable in arrears upon cessation of the interest rate period elected, provided that for an interest rate period longer than three months, payable in arrears on the respective dates that fall every three months from the beginning of such interest rate period.

At December 31, 2013, we had $33.0 million of borrowings outstanding of which $28.0 million was accruing interest at a rate of 2.6666% and $5.0 million was accruing interest at the prime rate of 3.25% plus 1.50%.

We were in compliance with all financial debt covenants for all years presented.

2012 Indenture. Our 2012 Notes are guaranteed, jointly and severally, on a second priority senior secured basis, by Surgical Services, and are also similarly guaranteed by certain of our future 100%-owned domestic subsidiaries. The 2012 Notes are our second priority senior secured obligations and rank (i) equal in right of payment with all of our existing and future unsubordinated indebtedness and effectively senior to any such unsecured indebtedness to the extent of the value of collateral; (ii) senior in right of payment to all of our and our guarantors’ existing and future subordinated indebtedness; (iii) effectively junior to our senior secured credit facility and certain other obligations secured by a lien on assets, in each case, to the extent of the value of such collateral or assets; and (iv) structurally subordinated to any indebtedness and other liabilities (including trade payables) of any of our future subsidiaries that are not guarantors.

The 2012 Indenture contains covenants that limit our and our guarantors’ ability, subject to certain definitions and exceptions, and certain of our future subsidiaries’ ability to:

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

PIK Toggle Notes. Our 8.50% / 9.25% PIK Toggle Notes due 2015 (the “PIK Toggle Notes”) consisted of $230.0 million aggregate principal amount of PIK Toggle Notes issued on May 31, 2007 and $175.0 million aggregate principal amount of PIK Toggle Notes issued on June 17, 2011 for a total aggregate outstanding principal amount of $405.0 million. Interest on the PIK Toggle Notes was payable semiannually in arrears on each June 1 and December 1.

On July 24, 2012, we conducted a tender offer to purchase all $405.0 million of our outstanding PIK Toggle Notes. On August 7, 2012 and August 21, 2012, we accepted for payment approximately $317.9 million, or 78.48%, and $25,000, or 0.01%, respectively, of our outstanding PIK Toggle Notes. On September 5, 2012, we redeemed our remaining outstanding PIK Toggle Notes of $87.1 million. In connection with the redemption of our PIK Toggle Notes, we incurred $12.3 million of debt extinguishment expense which consisted of a call premium of $9.8 million and a credit of $2.9 million from the bond premium write-off and the write-off of unamortized deferred financing costs of $5.4 million.

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

Maturities of Long-Term Debt. At December 31, 2013, maturities of long-term debt for each of our fiscal years ending December 31, 2014 to 2018 and thereafter, are estimated as follows:

(in thousands)
2014	$6,487
2015	4,371
2016	2,953
2017	34,999
2018	1,356
Thereafter	647,903
Total payments	698,069
Unamortized bond premium	12,702
$710,771

9.                          Commitments and Contingencies

Rental expenses were approximately $11.4, $10.6 and $10.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013, the Company was committed under various non-cancellable operating leases for its district, corporate and other operating locations with annual rental commitments for each of the years ending December 31, 2014 to 2018 and thereafter of the following:

(in thousands)

2014	$8,178
2015	7,124
2016	6,164
2017	5,026
2018	4,456
Thereafter	10,823
$41,771

The Company, in the ordinary course of business, could be subject to liability claims related to employees and the equipment that it rents and services. Asserted claims are subject to many uncertainties and the outcome of individual matters is not predictable. While the ultimate resolution of these actions may have an impact on the Company’s financial results for a particular reporting period, management believes that any such resolution would not have a material adverse effect on the financial position, results of operations or cash flows of the Company and the chance of a negative outcome on outstanding litigation is considered remote.

10.                   Shareholder’s Equity

Common Stock

The Company has authorized and issued 1,000 shares of common stock with a par value of $0.01 per share.

Accumulated Other Comprehensive Loss

	December 31,	December 31,
(in thousands)	2013	2012
Unrealized loss on minimum pension liability adjustment, net of tax	$(3,884)	$(9,086)

Changes in Accumulated Other Comprehensive Income for the year ended December 31, 2013 are as follows:

(in thousands)
Minimum pension liability - balance at December 31, 2012	$(9,086)
Net actuarial gain	4,286
Reclassification for amortization of net loss	916
Net current year other comprehensive income	5,202
Minimum pension liability - balance at December 31, 2013	$(3,884)

Amount reclassified from accumulated other comprehensive income is included in the Selling, general and administrative expense in the Consolidated Statements of Operations.

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

Options granted have a ten-year contractual term and vest over approximately six years. For option grants to its employees, half of the options have fixed vesting schedules and the other half of the options vest upon the achievement of established performance targets, though options subject to performance targets were amended on August 11, 2010. The amendment, among other things, did away with the requirement that the EBITDA-based performance objectives be achieved in order for performance vesting options to vest, in effect providing for time-based vesting of these options rather than performance vesting.  For option grants to its directors, all of the options vest on a fixed schedule. The shares issued to a grantee upon the exercise of such grantee’s options will be subject to certain restrictions on transferability as provided in the 2007 Stock Option Plan. Grantees are subject to non-competition, non-solicitation and confidentiality requirements as set forth in their respective stock option grant agreements. Forfeited options are available for future issue.

A summary of the status of Parent’s 2007 Stock Option Plan as of and for the years ended December 31, 2013, 2012 and 2011 is detailed below:

(in thousands except exercise price and years)	Number of Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at December 31, 2011	38,195	$1.05	$25,046	5.7
Granted	6,403	1.40
Exercised	(150)	1.00	$60
Forfeited or expired	(7,780)	1.04

Outstanding at December 31, 2012	36,668	$1.12	$11,253	5.6

Granted	6,150	1.40
Exercised	—	—	$—
Forfeited or expired	(4,702)	1.07

Outstanding at December 31, 2013	38,116	$1.17	$9,611	5.5

Exercisable at December 31, 2013	28,252	$1.08	$9,569	4.3

Remaining authorized options available for issue	5,571

The exercise price of the stock option award is equal to the market value of Parent’s common stock on the grant date as determined reasonably and in good faith by the Parent’s Board of Directors and compensation committee. The exercise price of options issued during the years ended December 31, 2013, 2012 and 2011 was determined through a variety of factors including peer group multiples, merger and acquisition multiples, and discounted cash flow analyses.

The intrinsic value of a stock award is the amount by which the market value of the underlying stock exceeds the exercise price of the award.

We determine the fair value of options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on a straight-line basis over the options’ vesting periods. The assumptions in the table below was used to determine the Black-Scholes fair value of stock options granted during the years ended December 31, 2013 and 2012. There were no options granted during the year ended December 31, 2011.

	Year Ended December 31,
	2013	2012	2011

Risk-free interest rate	1.25%	0.94%	N/A
Expected volatility	35.3%	36.0%	N/A
Dividend yield	N/A	N/A	N/A
Expected option life (years)	6.75	6.75	N/A
Black-Scholes Value of options	$0.53	$0.53	N/A

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

Although Parent grants the stock options, the Company recognizes compensation expense related to these options since the services are performed for its benefit. For the years ended December 31, 2013, 2012 and 2011, we recognized non-cash stock compensation expense of $1.5, $4.0 and $4.3 million, respectively, which is primarily included in selling, general and administrative expenses.

At December 31, 2013, unearned non-cash stock-based compensation related to our options, that we expect to recognize as expense over a weighted average period of 2.6 years, totals approximately $5.1 million, net of our estimated forfeiture rate of 2.0%. The expense could be accelerated upon the sale of Parent or the Company.

12.                   Related Party Transactions

Management Agreement

On May 31, 2007, we and IPC entered into a professional services agreement pursuant to which general advisory and management services are provided to us with respect to financial and operating matters. IPC is an owner of Parent, and the following members of our Board of Directors are associated with IPC: Michael Feiner, Robert Juneja and Bret Bowerman. In addition, David Crane, a director, provides consulting services to IPC. The professional services agreement requires us to pay an annual fee for ongoing advisory and management services equal to the greater of $0.5 million or 0.75% of our Adjusted EBITDA (as defined in the professional services agreement) for the immediately preceding fiscal year, payable in quarterly installments. The professional services agreement provides that IPC will be reimbursed for its reasonable out-of-pocket expenses in connection with certain activities undertaken pursuant to the professional services agreement and will be indemnified for liabilities incurred in connection with its role under the professional services agreement, other than for liabilities resulting from its gross negligence or willful misconduct. The term of the professional services agreement commenced on May 31, 2007 and will remain in effect unless and until either party notifies the other of its desire to terminate, we are sold to a third-party purchaser or we consummate a qualified initial public offering, as defined in the professional services agreement. Total professional services agreement fees incurred to IPC were $1.1, $1.1 and $0.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

2007 Stock Option Plan

Parent established the 2007 Stock Option Plan. Compensation expense related to service provided by the Company’s employees is recognized in the accompanying consolidated statements of operations with an offsetting Payable to Parent liability, which is not expected to be settled within the next twelve months.

Business Relationship

In the ordinary course of business, we entered into an operating lease for our Minneapolis, Minnesota district service center with Ryan Companies US, Inc. (“Ryan”), which began on May 1, 2007. On November 29, 2007, we added a new member to our Board of Directors who is also a director of Ryan. During the years ended December 31, 2013, 2012 and 2011, we made rent payments to a Ryan affiliate totaling $0.4, $0.3 and $0.3 million, respectively.

In the ordinary course of business, we entered into engagement letters with CTPartners, LLC (“CTPartners”) in September of 2012 and January of 2013 to conduct searches for certain executive positions.  One member of our board of directors, Michael Feiner, is also a director of CTPartners.  Pursuant to these engagement letters, we made payments to CTPartners totalling approximately $0.2 and $0.3 million during 2013 and 2012, respectively.

The Company believes that the aforementioned arrangements and relationships were provided in the ordinary course of business.

13.                   Limited Liability Companies

We participate with others in the formation of LLCs in which Surgical Services becomes a partner and shares the financial interest with the other investors. Surgical Services is the primary beneficiary of these LLCs. These LLCs acquire certain medical equipment for use in their respective business activities, which generally focus on surgical procedures. The LLCs will acquire medical equipment for rental purposes under equipment financing leases. At December 31, 2013, the LLCs had approximately $0.6 million of total assets. The third party investors in each respective LLC generally provide the lease financing company with individual proportionate lease guarantees based on their respective ownership percentages in the LLCs. In addition, Surgical Services will provide such financing companies with its corporate guarantee based on its respective ownership interest in each LLC. In certain instances, Surgical Services has provided such financing companies with an overall corporate guarantee in connection with equipment financing transactions. In such instances, the individual investors in each respective LLC will generally indemnify us against losses, if any, incurred in connection with its corporate guarantee. Additionally, we provide operational and administrative support to the LLCs in which it is a partner. As of December 31, 2013, we held interests in six active LLCs.

In accordance with guidance issued by the FASB, we accounted for equity investments in LLCs (in which we are the primary beneficiary) under the full consolidation method whereby transactions between Surgical Services and the LLCs have been eliminated through consolidation.

14.                               Employee Benefit Plans

ASC Topic 715, “Compensation — Retirement Benefits” requires employers to recognize the under- funded or over funded status of a defined benefit post retirement plan as an asset or liability in its statements of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, ASC Topic 715 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position.

Pension plan benefits are to be paid to eligible employees after retirement based primarily on years of credited service and participants’ compensation. The Company uses a December 31 measurement date. Effective December 31, 2002, the Company froze the benefits under the pension plan. The change in benefit obligation, pension plan assets and funded status as of and for the years ended December 31, 2013 and 2012 are as follows:

Change in Benefit Obligation

(in thousands)	2013	2012
Benefit obligations at beginning of year	$25,880	$23,846
Interest cost	1,041	1,077
Actuarial (gain) loss	(2,734)	1,707
Benefit paid	(785)	(750)
Benefit obligations at end of year	$23,402	$25,880

Change in Plan Assets

(in thousands)	2013	2012
Fair value of plan assets at beginning of year	$17,040	$14,041
Actual gain on plan assets	2,717	2,154
Benefits paid	(785)	(750)
Employer contribution	660	1,595
Fair value of plan assets at end of year	$19,632	$17,040

Funded Status

(in thousands)	2013	2012
Funded status	$(3,770)	$(8,840)
Unrecognized net actuarial loss/accumulated other comprehensive loss	6,310	11,512
Net amount recognized	$2,540	$2,672

A summary of our pension plan projected benefit obligation, accumulated obligation and fair value of pension plan assets at December 31, are as follows:

(in thousands)	2013	2012
Projected benefit obligation	$23,402	$25,880
Accumulated benefit obligation (“ABO”)	23,402	25,880
Fair value of plan assets	19,632	17,040
ABO less fair value of plan assets	3,770	8,840

Amounts recognized in the consolidated balance sheets at December 31, are as follows:

(in thousands)	2013	2012
Current Liabilities	$1,260	$660
Noncurrent Liabilities	2,510	8,180
Total Amount Recognized	$3,770	$8,840

Net Periodic Benefit Cost

The components of net periodic benefit cost are as follows:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Interest cost	$1,041	$1,077	$1,095
Expected return on plan assets	(1,165)	(1,278)	(1,234)
Recognized net actuarial loss	916	685	353
Net periodic benefit cost	$792	$484	$214

Change in Accumulated Other Comprehensive Loss

	Year Ended December 31,
(in thousands)	2013	2012	2011
Beginning of year	$(11,512)	$(11,365)	$(7,230)
Net actuarial gain (loss)	4,286	(832)	(4,488)
Amortization of net loss	916	685	353
End of year	$(6,310)	$(11,512)	$(11,365)

Pension Plan Assets

Our target pension plan asset allocation and actual pension plan allocation of assets at December 31, are as follows:

	Target
Asset Category	Allocation	2013	2012
Equity securities	70%	79%	71%
Debt securitites and cash	30	21	29
	100%	100%	100%

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

Fair Value Measurement

The following table presents our plan assets, using the fair value hierarchy as disclosed in Note 4, as of December 31, 2013 and 2012.

	Assets at Fair Value as of December 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$69	$—	$—	$69
Registered investment companies:
International equity	7,568	—	—	7,568
Large cap blend	7,877	—	—	7,877
Intermediate-term bond	2,576	—	—	2,576
Short-term bond	1,542	—	—	1,542
Total assets at fair value	$19,632	$—	$—	$19,632

	Assets at Fair Value as of December 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$61	$—	$—	$61
Registered investment companies:
International equity	6,117	—	—	6,117
Large cap blend	5,996	—	—	5,996
Intermediate-term bond	4,866	—	—	4,866
Total assets at fair value	$17,040	$—	$—	$17,040

Investments in Equity and Debt Securities are valued at the net asset value of units held at the end of the period based upon the value of the underlying investments as determined by quoted market prices. These investments are classified as Level 1.

Contributions

The Company contributed $0.7, $1.6 and $1.0 million to the pension plan during the years ended December 31, 2013, 2012 and 2011, respectively. The Company expects to make contributions of approximately $1.3 million in 2014.

Estimated Future Benefit Payments

The following benefit payments are expected to be paid:

(in thousands)
2014	$894
2015	940
2016	1,005
2017	1,080
2018	1,116
2019 to 2023	6,642

Pension Plan Assumptions

The following weighted-average assumptions were used as of each of the years ended December 31, as follows:

	2013	2012	2011
Weighted-average actuarial assumptions used to determine benefit obligations:
Discount rate	4.92%	4.09%	4.67%
Expected return on assets	7.00%	8.00%	8.00%

Weighted-average actuarial assumptions used to determine net periodic benefit cost:
Discount rate	4.09%	4.67%	5.42%
Expected return on assets	7.00%	8.00%	8.00%
Rate of compensation increase	N/A	N/A	N/A

These assumptions are reviewed on an annual basis. The discount rate reflects the current rate at which the pension obligation could be effectively settled at the end of the year. The Company sets its rate to reflect the yield of a portfolio of high quality, fixed-income debt instruments that would produce cash flow sufficient in timing and amount to settle projected future benefits. In determining the expected return on asset assumption, the Company evaluates the long-term returns earned by the pension plan, the mix of investments that comprise pension plan assets and forecasts of future long-term investment returns.

Other Employee Benefits

The Company also sponsors a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”) and covers substantially all of the Company’s employees. Employees may contribute annually up to 60% of their base compensation on a pre-tax basis (subject to Internal Revenue Service limitation). The company matching contribution is 50% of the first 6% of base compensation that an employee contributes. We made matching contributions to the plan of approximately $2.0, $1.8 and $1.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

15.                   Income Taxes

The benefit for income taxes consists of the following:

	Year Ended December 31,
(in thousands)	2013	2012	2011

Current - State	$764	$471	$385
Deferred	(930)	(3,040)	(8,728)
	$(166)	$(2,569)	$(8,343)

Reconciliations between the Company’s effective income tax rate and the U.S. statutory rate follow:

	Year Ended December 31,
	2013	2012	2011

Statutory U.S. Federal income tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of U.S. Federal income tax	(2.8)	(2.9)	(3.4)
Valuation allowance	38.1	29.3	5.8
Permanent items	1.2	0.8	2.3
Deferred item adjustments	(1.9)	0.9	2.7
Effective income tax rate	(0.4)%	(6.9)%	(27.6)%

The components of the Company’s overall deferred tax assets and liabilities at December 31 are as follows:

(in thousands)	2013	2012
Deferred tax assets
Accounts receivable	$857	$790
Accrued compensation and pension	6,772	11,170
Inventories	1,047	999
Other assets	1,584	1,015
Unrealized loss on pension	2,478	4,522
Net operating loss carryforwards	80,005	72,317
Deferred tax assets	92,743	90,813
Valuation allowance	(36,112)	(25,800)
Total deferred tax assets	56,631	65,013

Deferred tax liabilities
Accelerated depreciation and amortization	(121,990)	(129,590)
Prepaid assets	(857)	(849)
Total deferred tax liabilities	(122,847)	(130,439)

Net deferred tax liabilities	$(66,216)	$(65,426)

At December 31, 2013, the Company had available unused federal net operating loss carryforwards of approximately $206.6 million. The net operating loss carryforwards will expire at various dates from 2020 through 2034.

We evaluate the recoverability of our deferred tax assets by scheduling the expected reversals of deferred tax assets and liabilities in order to determine whether net operating loss carry forwards are recoverable prior to expiration. During 2010, we determined that it was no longer more likely than not that all of our net operating loss carry forwards will be recovered prior to their expiration based on the expected reversals of these deferred tax assets and liabilities, future earnings, or other assumptions. Accordingly, we established a valuation allowance of $12.0 million during 2010 to recognize this uncertainty. The 2011 acquisitions of the stock of Emergent Group and the stock of a surgical laser equipment service provider resulted in the recording of larger deferred tax liabilities than deferred tax assets on the opening balance sheets for each acquisition.  This was due to deferred tax liabilities that were recorded for intangible and fixed assets.  Together, each of these events, at the date of acquisition, had the effect of reducing our valuation allowance by approximately $9.0 million, although this amount was offset by approximately $12.0 million of additional valuation allowance resulting from year-to-date losses. Our January 3, 2012 acquisition resulted in the recording of deferred tax liabilities on the opening balance sheet due to higher book than tax basis for fixed assets and amortizable intangible assets.   This event had the one-time effect of reducing our valuation allowance by approximately $3.4 million on that date, though this amount was offset by approximately $14.1 million of additional valuation allowance resulting from year-to-date losses. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

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

Our evaluation was performed for the tax years ended December 31, 2013, 2012 and 2011, which are the tax years that remain subject to examination by major tax jurisdictions as of December 31, 2013.

A reconciliation of the beginning and ending amount of unrecognized tax benefit for the years ended December 31, 2013, 2012 and 2011:

(in thousands)
Unrecognized tax benefits balance at January 1, 2011	$2,100
Gross increases for tax positions in 2011	1,653
Unrecognized tax benefits balance at December 31, 2011	3,753
Gross increases for tax positions in 2012	45
Unrecognized tax benefits balance at December 31, 2012	3,798
Gross decreases for tax positions in 2013	(1,726)
Unrecognized tax benefits balance at December 31, 2013	$2,072

Included in the unrecognized tax benefits as of December 31, 2013 are $2.1 million of tax benefits that, if recognized, would decrease the effective tax rate. The current year decrease was related to the expiration of applicable statute of limitations. The effect of current year decrease was offset by an increase to the valuation allowance.

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

Universal Hospital Services, Inc.

Consolidating Balance Sheets

(in thousands, except share and per share information)

	December 31, 2013
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated

Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts	$61,709	$7,958	$—	$69,667
Due from affiliates	28,299	—	(28,299)	—
Inventories	5,887	3,594	—	9,481
Deferred income taxes, net	1,045	796	—	1,841
Other current assets	4,211	227	—	4,438
Total current assets	101,151	12,575	(28,299)	85,427

Property and equipment:
Medical equipment	549,306	34,772	—	584,078
Property and office equipment	74,336	6,360	—	80,696
Accumulated depreciation	(381,387)	(24,056)	—	(405,443)
Total property and equipment, net	242,255	17,076	—	259,331

Other long-term assets:
Goodwill	283,141	52,436	—	335,577
Investment in subsidiary	53,963	—	(53,963)	—
Other intangibles, net	201,596	19,035	—	220,631
Other, primarily deferred financing costs, net	14,409	240	—	14,649
Total assets	$896,515	$101,362	$(82,262)	$915,615

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$5,248	$1,239	$—	$6,487
Book overdrafts	7,949	1,520	—	9,469
Due to affiliates	—	28,299	(28,299)	—
Accounts payable	28,935	3,567	—	32,502
Accrued compensation	9,333	2,381	—	11,714
Accrued interest	18,884	—	—	18,884
Dividend payable	73	—	—	73
Other accrued expenses	10,950	81	—	11,031
Total current liabilities	81,372	37,087	(28,299)	90,160

Long-term debt, less current portion	702,381	1,903	—	704,284
Pension and other long-term liabilities	7,425	—	—	7,425
Payable to Parent	22,669	—	—	22,669
Deferred income taxes, net	59,948	8,109	—	68,057

Commitments and contingencies

Equity
Common stock	—	—	—	—
Additional paid-in capital	214,505	60,019	(60,019)	214,505
Accumulated deficit	(181,845)	(6,056)	—	(187,901)
Accumulated loss in subsidiary	(6,056)	—	6,056	—
Accumulated other comprehensive loss	(3,884)	—	—	(3,884)
Total Universal Hospital Services, Inc. equity	22,720	53,963	(53,963)	22,720
Noncontrolling interest	—	300	—	300
Total equity	22,720	54,263	(53,963)	23,020
Total liabilities and equity	$896,515	$101,362	$(82,262)	$915,615

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

Universal Hospital Services, Inc.

Consolidating Statements of Operations

(in thousands)

	Year Ended December 31, 2013
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Revenue
Medical equipment solutions	$285,510	$—	$—	$285,510
Clinical engineering solutions	86,864	—	—	86,864
Surgical services	—	56,066	—	56,066
Total revenues	372,374	56,066	—	428,440

Cost of Revenue
Cost of medical equipment solutions	128,864	—	—	128,864
Cost of clinical engineering solutions	67,747	—	—	67,747
Cost of surgical services	—	31,557	—	31,557
Medical equipment depreciation	67,615	5,419	—	73,034
Total cost of revenues	264,226	36,976	—	301,202
Gross margin	108,148	19,090	—	127,238

Selling, general and administrative	93,970	18,679	—	112,649
Restructuring, acquisition and integration expenses	(129)	365	—	236
Operating income	14,307	46	—	14,353

Equity in loss of subsidiary	255	—	(255)	—
Loss on extinguishment of debt	1,853	—	—	1,853
Interest expense	52,876	2,139	—	55,015
Loss before income taxes and noncontrolling interest	(40,677)	(2,093)	255	(42,515)

Provision (benefit) for income taxes	1,672	(1,838)	—	(166)
Consolidated net loss	(42,349)	(255)	255	(42,349)
Net income attributable to noncontrolling interest	—	688	—	688
Net loss attributable to Universal Hospital Services, Inc.	$(42,349)	$(943)	$255	$(43,037)

Universal Hospital Services, Inc.

Consolidating Statements of Operations

(in thousands)

	Year Ended December 31, 2012
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Revenue
Medical equipment solutions	$282,905	$—	$—	$282,905
Clinical engineering solutions	82,236	—	—	82,236
Surgical services	—	50,185	—	50,185
Total revenues	365,141	50,185	—	415,326

Cost of Revenue
Cost of medical equipment solutions	106,548	—	—	106,548
Cost of clinical engineering solutions	62,428	—	—	62,428
Cost of surgical services	—	27,845	—	27,845
Medical equipment depreciation	65,776	4,985	—	70,761
Total cost of revenues	234,752	32,830	—	267,582
Gross margin	130,389	17,355	—	147,744

Selling, general and administrative	91,230	18,017	—	109,247
Restructuring, acquisition and integration expenses	6,665	809	—	7,474
Operating income (loss)	32,494	(1,471)	—	31,023

Equity in loss of subsidiary	2,554	—	(2,554)	—
Loss on extinguishment of debt	12,339	—	—	12,339
Interest expense	53,704	1,993	—	55,697
Loss before income taxes and noncontrolling interest	(36,103)	(3,464)	2,554	(37,013)

Benefit for income taxes	(1,659)	(910)	—	(2,569)
Consolidated net loss	(34,444)	(2,554)	2,554	(34,444)
Net income attributable to noncontrolling interest	—	754	—	754
Net loss attributable to Universal Hospital Services, Inc.	$(34,444)	$(3,308)	$2,554	$(35,198)

Universal Hospital Services, Inc.

Consolidating Statements of Operations

(in thousands)

	Year Ended December 31, 2011
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Revenue
Medical equipment solutions	$275,677	$—	$—	$275,677
Clinical engineering solutions	54,058	—	—	54,058
Surgical services	—	25,421	—	25,421
Total revenues	329,735	25,421	—	355,156

Cost of Sales
Cost of medical equipment solutions	103,764	—	—	103,764
Cost of clinical engineering solutions	40,518	—	—	40,518
Cost of surgical services	—	13,673	—	13,673
Medical equipment depreciation	65,928	2,104	—	68,032
Total cost of revenues	210,210	15,777	—	225,987
Gross margin	119,525	9,644	—	129,169

Selling, general and administrative	91,258	9,690	—	100,948
Acquisition and integration expenses	1,802	1,681	—	3,483
Operating income (loss)	26,465	(1,727)	—	24,738

Equity in loss of subsidiary	1,354	—	(1,354)	—
Interest expense	54,779	241	—	55,020
Loss before income taxes and non controlling interest	(29,668)	(1,968)	1,354	(30,282)

Benefit for income taxes	(7,729)	(614)	—	(8,343)
Consolidated net loss before noncontrolling interest	(21,939)	(1,354)	1,354	(21,939)
Net income attributable to non controlling interest	451	451	(451)	451
Net loss attributable to Universal Hospital Services, Inc.	$(22,390)	$(1,805)	$1,805	$(22,390)

Universal Hospital Services, Inc.

Consolidating Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31, 2013
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated

Consolidated net loss	$(42,349)	$(255)	$255	$(42,349)
Other comprehensive income:
Gain on minimum pension liability, net of tax	5,202	—	—	5,202
Total other comprehensive income	5,202	—	—	5,202
Comprehensive loss	(37,147)	(255)	255	(37,147)
Comprehensive income attributable to noncontrolling interest	—	688	—	688
Comprehensive loss attributable to Universal Hospital Services, Inc.	$(37,147)	$(943)	$255	$(37,835)

Universal Hospital Services, Inc.

Consolidating Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31, 2012
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surigical Services	Adjustments	Consolidated

Consolidated net loss	$(34,444)	$(2,554)	$2,554	$(34,444)
Other comprehensive income (loss):
Loss on minimum pension liability, net of tax	(146)	—	—	(146)
Gain on cash flow hedge, net of tax	2,887	—	—	2,887
Total other comprehensive income	2,741	—	—	2,741
Comprehensive loss	(31,703)	(2,554)	2,554	(31,703)
Comprehensive income attributable to noncontrolling interest	—	754	—	754
Comprehensive loss attributable to Universal Hospital Services, Inc.	$(31,703)	$(3,308)	$2,554	$(32,457)

Universal Hospital Services, Inc.

Consolidating Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31, 2011
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surigical Services	Adjustments	Consolidated

Consolidated net loss	$(21,939)	$(1,354)	$1,354	$(21,939)
Other comprehensive income (loss):
Loss on minimum pension liability, net of tax	(4,136)	—	—	(4,136)
Gain on cash flow hedge, net of tax	7,088	—	—	7,088
Total other comprehensive income	2,952	—	—	2,952
Comprehensive loss	(18,987)	(1,354)	1,354	(18,987)
Comprehensive income attributable to noncontrolling interest	451	451	(451)	451
Comprehensive loss attributable to Universal Hospital Services, Inc.	$(19,438)	$(1,805)	$1,805	$(19,438)

Universal Hospital Services, Inc.

Consolidating Statements of Cash Flows

(in thousands)

	Year Ended December 31, 2013
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Cash flows from operating activities:
Consolidated net loss	$(42,349)	$(255)	$255	$(42,349)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	78,772	6,264	—	85,036
Amortization of intangibles, deferred financing costs and bond premium	11,811	3,357	—	15,168
Non-cash write off of deferred financing cost	1,853	—	—	1,853
Equity in loss of subsidiary	255	—	(255)	—
Provision for doubtful accounts	1,365	(183)	—	1,182
Provision for inventory obsolescence	214	152	—	366
Non-cash share-based compensation expense - net	807	237	—	1,044
Gain on sales and disposals of equipment	(815)	(1)	—	(816)
Deferred income taxes	1,857	(2,787)	—	(930)
Changes in operating assets and liabilities:
Accounts receivable	(2,269)	(102)	—	(2,371)
Due from (to) affiliates	(2,924)	2,924	—	—
Inventories	(330)	(649)	—	(979)
Other operating assets	(197)	132	—	(65)
Accounts payable	(566)	44	—	(522)
Other operating liabilities	483	474	—	957
Net cash provided by operating activities	47,967	9,607	—	57,574
Cash flows from investing activities:
Medical equipment purchases	(46,752)	(4,723)	—	(51,475)
Property and office equipment purchases	(8,027)	(622)	—	(8,649)
Proceeds from disposition of property and equipment	3,671	20	—	3,691
Net cash used in investing activities	(51,108)	(5,325)	—	(56,433)
Cash flows from financing activities:
Proceeds under senior secured credit facility	100,600	—	—	100,600
Payments under senior secured credit facility	(95,600)	—	—	(95,600)
Payments of principal under capital lease obligations	(6,067)	(1,354)	—	(7,421)
Payments of floating rate notes	(230,000)	—	—	(230,000)
Proceeds from issuance of bonds	234,025	—	—	234,025
Accrued interest received from bondholders	8,620	—	—	8,620
Accrued interest paid to bondholders	(8,620)	—	—	(8,620)
Distributions to noncontrolling interests	—	(732)	—	(732)
Dividend and equity distribution payments	(6)	—	—	(6)
Payment of deferred financing costs	(4,116)	—	—	(4,116)
Change in book overdrafts	4,305	1,259	—	5,564
Holdback and earn-out payments related to acquisitions	—	(3,455)	—	(3,455)
Net cash provided by (used in) financing activities	3,141	(4,282)	—	(1,141)
Net change in cash and cash equivalents	—	—	—	—

Cash and cash equivalents at the beginning of period	—	—	—	—
Cash and cash equivalents at the end of period	$—	$—	$—	$—

Universal Hospital Services, Inc.

Consolidating Statements of Cash Flows

(in thousands)

	Year Ended December 31, 2012
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surigical Services	Adjustments	Consolidated
Cash flows from operating activities:
Consolidated net loss	$(34,444)	$(2,554)	$2,554	$(34,444)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	76,039	5,591	—	81,630
Amortization of intangibles, deferred financing costs and bond premium	15,019	3,228	—	18,247
Non-cash write off of deferred financing cost	2,541	—	—	2,541
Equity in loss of subsidiary	2,554	—	(2,554)	—
Tender premium for purchase of notes	9,798	—	—	9,798
Provision for doubtful accounts	977	133	—	1,110
Provision for inventory obsolescence	324	149	—	473
Non-cash stock-based compensation expense - net	3,305	62	—	3,367
Non-cash gain on trade-in of recalled equipment	(15,872)	—	—	(15,872)
Gain on sales and disposals of equipment	(1,754)	(46)	—	(1,800)
Deferred income taxes	(503)	(2,537)	—	(3,040)
Changes in operating assets and liabilities:
Accounts receivable	3,116	(622)	—	2,494
Due from (to) affiliates	(21,832)	21,832	—	—
Inventories	(1,414)	(907)	—	(2,321)
Other operating assets	422	39	—	461
Accounts payable	(1,916)	(102)	—	(2,018)
Other operating liabilities	12,847	(942)	—	11,905
Net cash provided by operating activities	49,207	23,324	—	72,531
Cash flows from investing activities:
Medical equipment purchases	(54,217)	(4,314)	—	(58,531)
Property and office equipment purchases	(7,190)	(169)	—	(7,359)
Proceeds from disposition of property and equipment	6,638	73	—	6,711
Acquisitions, net of cash acquired	(436)	(13,982)	—	(14,418)
Net cash used in investing activities	(55,205)	(18,392)	—	(73,597)
Cash flows from financing activities:
Proceeds under senior secured credit facility	116,500	—	—	116,500
Payments under senior secured credit facility	(103,000)	—	—	(103,000)
Payments of principal under capital lease obligations	(4,980)	(1,395)	—	(6,375)
Purchase of refinanced bonds	(405,000)	—	—	(405,000)
Payments on acquired debt	—	(4,163)	—	(4,163)
Proceeds from issuance of bonds	425,000	—	—	425,000
Distributions to noncontrolling interests	—	(796)	—	(796)
Proceeds from exercise of parent company stock options	150	—	—	150
Dividend and equity distribution payments	(1,393)	—	—	(1,393)
Tender premium for purchase of notes	(9,798)	—	—	(9,798)
Payment of deferred financing costs	(11,511)	—	—	(11,511)
Change in book overdrafts	30	261	—	291
Net cash provided by (used in) financing activities	5,998	(6,093)	—	(95)
Net change in cash and cash equivalents	—	(1,161)	—	(1,161)

Cash and cash equivalents at the beginning of period	—	1,161	—	1,161
Cash and cash equivalents at the end of period	$—	$—	$—	$—

Universal Hospital Services, Inc.

Consolidating Statements of Cash Flows

(in thousands)

	Year Ended December 31, 2011
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surigical Services	Adjustments	Consolidated
Cash flows from operating activities:
Consolidated net loss	$(20,585)	$(1,354)	$—	$(21,939)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	75,004	2,244	—	77,248
Amortization of intangibles, deferred financing costs and bond premium	15,964	6,036	—	22,000
Provision for doubtful accounts	907	(8)	—	899
Provision for inventory obsolescence	134	—	—	134
Non-cash stock-based compensation expense	4,276	—	—	4,276
Non-cash gain on trade-in of recalled equipment	(13,710)	—	—	(13,710)
(Gain) loss on sales and disposals of equipment	(1,902)	6	—	(1,896)
Deferred income taxes	(7,342)	(1,386)	—	(8,728)
Changes in operating assets and liabilities:
Accounts receivable	(5,843)	(827)	—	(6,670)
Due from (to) affiliates	(3,089)	3,089	—	—
Inventories	(53)	(20)	—	(73)
Other operating assets	(715)	899	—	184
Accounts payable	4,772	(597)	—	4,175
Other operating liabilities	899	892	—	1,791
Net cash provided by operating activities	48,717	8,974	—	57,691
Cash flows from investing activities:
Medical equipment purchases	(75,747)	(1,814)	—	(77,561)
Property and office equipment purchases	(9,488)	(69)	—	(9,557)
Proceeds from disposition of property and equipment	3,864	5	—	3,869
Acquisitions, net of cash acquired	(66,519)	(4,931)	1,480	(69,970)
Net cash used in investing activities	(147,890)	(6,809)	1,480	(153,219)
Cash flows from financing activities:
Proceeds under senior secured credit facility	166,250	—	—	166,250
Payments under senior secured credit facility	(204,650)	—	—	(204,650)
Payments of principal under capital lease obligations	(4,267)	(1,568)	—	(5,835)
Payoff of acquired debt	—	(472)	—	(472)
Payment of deferred financing costs	(4,458)	—	—	(4,458)
Proceeds from issuance of bonds	178,938	—	—	178,938
Accrued interest received from bondholders	661	—	—	661
Accrued interest paid to bondholders	(661)	—	—	(661)
Distributions to noncontrolling interests	—	(451)	—	(451)
Contributions from new members to limited liability companies	—	7	—	7
Proceeds from exercise of Parent company stock options	41	—	—	41
Dividend and equity distribution payments	(32,729)	—	—	(32,729)
Change in book overdrafts	48	—	—	48
Net cash provided by (used in) financing activities	99,173	(2,484)	—	96,689
Net change in cash and cash equivalents	—	(319)	1,480	1,161

Cash and cash equivalents at the beginning of period	—	1,480	(1,480)	—
Cash and cash equivalents at the end of period	$—	$1,161	$—	$1,161

17.                               Securityholders Agreement

IPC and certain members of our management that acquired securities of Parent in 2007, at that time, entered into a securityholders agreement that governs certain relationships among, and contain certain rights and obligations of, such shareholders. The securityholders agreement, among other things:

·                  limits the ability of the shareholders to transfer their securities in Parent, except in certain permitted transfers as defined therein;

·                  provides for certain co-sale rights; and

·                  provides for certain rights of first refusal with respect to transfers by shareholders other than to certain permitted transferees.

18.                   Business Segments

Effective December 31, 2013, we reorganized our internal organizational structure and management. This resulted in a change in our reportable segments. Our management and more specifically the CODM is currently making operating decisions and assessing performance using discrete financial information from the following operating segments, each of which is also a reportable segment:

·                  MES is the segment through which the Company provides medical equipment outsourcing services to its customers, including more than 8,000 acute care hospitals and alternate site providers in the United States, including some of the nation’s premier health care institutions. The Company also buys, sources, remarkets and disposes of pre-owned medical equipment for its customers through the Company’s Asset Recovery Program; provides sales and distribution of specialty medical equipment; and offers its customers disposable items that are used on a single use basis.

·                  CES offers a broad range of inspection, preventative maintenance, repair, logistic and consulting services through the Company’s team of over 330 technicians and professionals located in its nationwide network of service centers.

·                  SS is the segment through which the Company provides high end, state-of-the-art surgical equipment along with trained and certified surgical equipment technologists to assist in the operation of the equipment.

Historical segment results have been restated to apply these changes.

	Year Ended December 31,
(in thousands)	2013	2012	2011

Medical Equipment Solutions
Net sales	$285,510	$282,905	$275,677
Medical equipment depreciation	67,615	65,776	65,928
Gross margin	89,031	110,581	105,985
Assets	701,507	722,421	751,876
Amortization	9,711	10,543	11,216
Clinical Engineering Solutions
Net sales	86,864	82,236	54,058
Gross margin	19,117	19,808	13,540
Assets	112,746	111,062	106,097
Amortization	692	692	692
Surgical Services
Net sales	56,066	50,185	25,421
Medical equipment depreciation	5,419	4,985	2,104
Gross margin	19,090	17,355	9,644
Assets	101,362	103,930	78,959
Amortization	3,357	3,228	6,036
Corporate and Unallocated
Amortization and depreciation	12,002	11,467	10,636
Capital Expenditures	60,124	65,890	87,118
Total Company Assets, Amortization and Depreciation and Capital Expenditures
Assets	915,615	937,413	936,932
Amortization and depreciation	98,796	96,691	96,612
Capital Expenditures	60,124	65,890	87,118
Total Gross Margin and Reconciliation to Loss Before Income Taxes
Total gross margin	127,238	147,744	129,169
Selling, general and administrative	112,649	109,247	100,948
Restructuring, acquisition and integration expense	236	7,474	3,483
Loss on extinguishment of debt	1,853	12,339	—
Interest expense	55,015	55,697	55,020
Loss before income taxes	$(42,515)	$(37,013)	$(30,282)

Gross margin represents net revenues less total direct costs.

The following table provides additional detail on the percentage of revenue for each group of similar products sold or services provided in the MES, CES and SS segments:

	2013	2012	2011

MES
Equipment usage solutions	60.5%	60.8%	70.5%
Equipment/disposable sales	6.1	7.3	7.1
	66.6	68.1	77.6
CES
Service solutions	20.3	19.8	15.2
SS
Equipment usage solutions	13.0	12.0	7.1
Equipment/disposable sales	0.1	0.1	0.1
	13.1	12.1	7.2
Total revenues	100.0%	100.0%	100.0%

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

For the years ended December 31, 2013, 2012 and 2011, we recognized recalled equipment net gains of approximately $0, $18.6 and $15.4 million, respectively, of which approximately $0, $15.9 and $13.7 million were non-cash gains. Non-cash gains resulted from receiving a replacement pump for a recalled pump rather than receiving a direct cash reimbursement. The gains are a result of the fair market value of the replacement pump less the net book value of the recalled pump. Such gains have been recognized as an offset to cost of revenue in our consolidated statements of operations.

20.                               Restructuring

The Company has completed a management reorganization in order to streamline our management ranks and refocus our approach to delivering solutions to customers.  This results in severances, relocations, retirements and changed responsibilities across our management ranks resulting in approximately $7.4 million of one-time charges which was recorded under the Restructuring, acquisition and integration expenses in the Consolidated Statements of Operations during 2013 and 2012.

We incurred restructuring expense of $0.2 and $7.2 million during 2013 and 2012, respectively, the majority of which related to severances, recruiting and other related expenses. In addition, we recorded $0.4 and $0.6 million during 2013 and 2012, respectively, for cancellation of outstanding stock options for certain terminated employees which was recorded as reduction to Payable to Parent in the Consolidated Balance Sheets. The restructuring expense impact was recorded under the Corporate and Unallocated segment. As of December 31, 2012, we had $4.8 million of restructuring liability. For the year ended December 31, 2013, $4.7 million in restructuring charges was paid and the remaining $0.3 million is a liability which is expected to be paid out by the end of the first quarter of 2014 and is included in the Other accrued expenses in the Consolidated Balance Sheets.

21.                               Concentration

One customer accounted for approximately 14%, 13% and 3% of total revenue in 2013, 2012 and 2011, respectively, within our MES and CES segments.

22.                               Subsequent Event

In connection with preparing the audited consolidated financial statements for the year ended December 31, 2013, we have evaluated subsequent events for potential recognition and disclosure through the date of this filing.