Form 10-Q
period 2014-03-31
UNIVERSAL HOSPITAL SERVICES INC
filed 2014-05-14
CIK 886171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2014

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 000-20086

UNIVERSAL HOSPITAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0760940
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Number of shares of common stock outstanding as of May 14, 2014:  1,000

Universal Hospital Services, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements — Unaudited

Universal Hospital Services, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share information)

(unaudited)

	March 31,	December 31,
	2014	2013
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts of $2,185 at March 31, 2014 and December 31, 2013	$73,068	$69,667
Inventories	9,982	9,481
Deferred income taxes, net	1,658	1,841
Other current assets	8,786	4,438
Total current assets	93,494	85,427

Property and equipment:
Medical equipment	589,856	584,078
Property and office equipment	82,500	80,696
Accumulated depreciation	(420,105)	(405,443)
Total property and equipment, net	252,251	259,331

Other long-term assets:
Goodwill	335,577	335,577
Other intangibles, net	217,284	220,631
Other, primarily deferred financing costs, net	14,067	14,649
Total assets	$912,673	$915,615

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$6,389	$6,487
Book overdrafts	3,359	9,469
Accounts payable	30,969	32,502
Accrued compensation	17,138	11,714
Accrued interest	6,595	18,884
Dividend payable	50	73
Other accrued expenses	11,621	11,031
Total current liabilities	76,121	90,160

Long-term debt, less current portion	725,104	704,284
Pension and other long-term liabilities	7,262	7,425
Payable to Parent	22,957	22,669
Deferred income taxes, net	67,928	68,057

Commitments and contingencies (Note 9)

Equity
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Additional paid-in capital	214,505	214,505
Accumulated deficit	(197,583)	(187,901)
Accumulated other comprehensive loss	(3,884)	(3,884)
Total Universal Hospital Services, Inc. equity	13,038	22,720
Noncontrolling interest	263	300
Total equity	13,301	23,020
Total liabilities and equity	$912,673	$915,615

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenue
Medical equipment solutions	$76,722	$75,799
Clinical engineering solutions	22,669	21,249
Surgical services	13,945	13,310
Total revenues	113,336	110,358

Cost of Revenue
Cost of medical equipment solutions	33,428	32,199
Cost of clinical engineering solutions	17,915	17,031
Cost of surgical services	8,200	7,369
Medical equipment depreciation	19,136	17,897
Total costs of revenues	78,679	74,496
Gross margin	34,657	35,862

Selling, general and administrative	29,289	29,525
Restructuring, acquisition and integration expenses	1,308	53
Operating income	4,060	6,284

Loss on extinguishment of debt	—	1,853
Interest expense	13,397	13,877
Loss before income taxes and noncontrolling interest	(9,337)	(9,446)

Provision for income taxes	215	731
Consolidated net loss	(9,552)	(10,177)
Net income attributable to noncontrolling interest	130	181
Net loss attributable to Universal Hospital Services, Inc.	$(9,682)	$(10,358)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2014	2013

Consolidated net loss	$(9,552)	$(10,177)
Total other comprehensive income	—	—
Comprehensive loss	(9,552)	(10,177)
Comprehensive income attributable to noncontrolling interest	130	181
Comprehensive loss attributable to Universal Hospital Services, Inc.	$(9,682)	$(10,358)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Consolidated net loss	$(9,552)	$(10,177)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	21,304	20,450
Assets impairment	1,155	—
Amortization of intangibles, deferred financing costs and bond premium	3,568	4,294
Non-cash write off of deferred financing cost	—	1,853
Provision for doubtful accounts	46	735
Provision for inventory obsolescence	(57)	115
Non-cash share-based compensation expense - net	338	(196)
Gain on sales and disposals of equipment	(590)	(710)
Deferred income taxes	54	620
Changes in operating assets and liabilities:
Accounts receivable	(3,513)	(6,234)
Inventories	(444)	(702)
Other operating assets	(582)	54
Accounts payable	2,843	(384)
Other operating liabilities	(6,438)	(2,685)
Net cash provided by operating activities	8,132	7,033
Cash flows from investing activities:
Medical equipment purchases	(21,863)	(11,004)
Property and office equipment purchases	(1,564)	(2,322)
Proceeds from disposition of property and equipment	1,277	1,430
Holdback payment related to acquisition	—	(1,655)
Net cash used in investing activities	(22,150)	(13,551)
Cash flows from financing activities:
Proceeds under senior secured credit facility	62,129	35,300
Payments under senior secured credit facility	(40,029)	(29,800)
Payments of principal under capital lease obligations	(1,732)	(1,304)
Payments of floating rate notes	—	(230,000)
Proceeds from issuance of bonds	—	234,025
Accrued interest received from bondholders	—	8,620
Accrued interest paid to bondholders	—	(8,620)
Distributions to noncontrolling interests	(167)	(199)
Dividend and equity distribution payments	(73)	—
Payment of deferred financing costs	—	(3,773)
Change in book overdrafts	(6,110)	2,269
Net cash provided by financing activities	14,018	6,518
Net change in cash and cash equivalents	—	—

Cash and cash equivalents at the beginning of period	—	—
Cash and cash equivalents at the end of period	$—	$—

Supplemental cash flow information:
Interest paid	$25,417	$20,909
Income taxes paid (refunded)	26	(33)
Non-cash activities:
Medical equipment purchases included in accounts payable (at end of period)	$9,279	$11,141
Capital lease additions	742	439
Reclassification of assets held for sale from medical equipment to other current assets	3,793	—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Basis of Presentation

The interim consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by Universal Hospital Services, Inc. (“we”, “our”, “us”, the “Company”, or “UHS”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2013 Annual Report on Form 10-K filed with the SEC.

The interim consolidated financial statements presented herein as of March 31, 2014, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  These adjustments are all of a normal, recurring nature.  The results of operations for any interim period are not necessarily indicative of results for the full year.

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

A description of our significant accounting policies is included in our 2013 Annual Report on Form 10-K. There have been no material changes to these policies for the quarter ended March 31, 2014.

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

Reclassifications

Certain amounts in the 2013 Consolidated Balance Sheets and Consolidated Statements of Operations have been reclassified to conform with the 2014 presentation.

2.                                      Recent Accounting Pronouncements

Standard Adopted

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist (“ASU 2013-11”). ASU 2013-11 requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The ASU does not require new recurring disclosures. ASU 2013-11 is effective prospectively for fiscal years beginning after December 15, 2013 and interim periods within those years. The adoption of ASU 2013-11 did not have a material effect on our consolidated financial statements.

3.                                      Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 are summarized in the following table by type of inputs applicable to the fair value measurements:

	Fair Value at March 31, 2014				Fair Value at December 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Contingent Consideration	$—	$—	$196	$196	$—	$—	$215	$215

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

During 2012, we recorded a contingent consideration liability, in the form of an earn-out payment, related to our acquisitions. The contingent consideration payments are based on achieving certain revenue results. The fair value of the liability was estimated using a discounted cash flow approach with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement. The significant inputs in the Level 3 measurement not supported by market activity included our assessments of expected future cash flows during the earn-out period, related to the assets acquired, appropriately discounted considering the uncertainties associated with the obligation, and calculated based on estimated revenues in accordance with the terms of the agreement. During the three months ended March 31, 2014 and 2013, $0.02 and $0.03 million in earn-out was paid.

The assumptions used in preparing the discounted cash flow analysis included estimates of interest rates and the timing and amount of incremental cash flows.

A reconciliation of the beginning and ending balance for the Level 3 measurement are as follows:

(in thousands)
Balance at December 31, 2013	$215
Payments	(19)
Balance at March 31, 2014	$196

During the three months ended March 31, 2014, we recorded $1.2 million of impairment charge on certain long-lived assets for which the carrying value of those assets may not be recoverable based upon our estimated cash flows. The fair value of the assets was estimated using a discounted cash flow approach with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement.  There was no assets impairment for the three months ended March 31, 2013. The fair value of those assets measured on a nonrecurring basis was $3.7 million as of March 31, 2014.

Fair Value of Other Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts receivable, accounts payable, accrued liabilities and senior secured credit facility, approximates fair value due to their short maturities. The fair value of our outstanding Original Notes and Add-on Notes (each as defined in Note 8, Long-Term Debt) as of March 31, 2014 and December 31, 2013, based on the quoted market price for the same or similar issues of debt, which represents a Level 2 fair value measurement, is approximately:

	March 31, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value

Original notes - 7.625%	$425.0	$453.7	$425.0	$450.5
Add-on notes - 7.625% (1)	232.3	234.9	232.7	233.2

(1)  The carrying value of the Add-on notes - 7.625% includes unamortized bond premium of $12.3 and $12.7 million as of March 31, 2014 and December 31, 2013, respectively.

4.                                      Goodwill and Other Intangible Assets

Our goodwill as of March 31, 2014 and December 31, 2013, by reporting segment, consist of the following:

	Medical	Clinical
	Equipment	Engineering	Surgical
(in thousands)	Solutions	Solutions	Services	Total

Balance at December 31, 2013	$227,486	$55,655	$52,436	$335,577
Acquisitions	—	—	—	—
Balance at March 31, 2014	$227,486	$55,655	$52,436	$335,577

Our other intangible assets as of March 31, 2014 and December 31, 2013 consist of the following:

	March 31, 2014			December 31, 2013
		Accumulated			Accumulated
(in thousands)	Cost	Amortization	Net	Cost	Amortization	Net

Finite-life intangibles
Customer relationship	$115,731	$(73,524)	$42,207	$115,731	$(70,964)	$44,767
Supply agreement	26,000	(17,286)	8,714	26,000	(16,560)	9,440
Technology databases	7,217	(7,217)	—	7,217	(7,199)	18
Non-compete agreements	780	(417)	363	780	(374)	406
Favorable lease agreements	134	(134)	—	134	(134)	—
Total finite-life intangibles	149,862	(98,578)	51,284	149,862	(95,231)	54,631
Indefinite-life intangibles
Trade names	166,000	—	166,000	166,000	—	166,000
Total intangible assets	$315,862	$(98,578)	$217,284	$315,862	$(95,231)	$220,631

Total amortization expense related to intangible assets for the three months ended March 31, 2014 and 2013 was $3.3 and $3.6 million, respectively.

The estimated future amortization expense for identifiable intangible assets during the remainder of 2014 and the next five years is as follows:

(in thousands)

Remainder of 2014	$9,479
2015	11,931
2016	10,807
2017	7,514
2018	5,931
2019	3,364

5.                                      Equity

The following tables represent changes in equity that are attributable to our shareholders and noncontrolling interests for the three month periods ended March 31, 2014 and 2013.

			Accumulated
	Additional		Other
	Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
(in thousands)	Capital	Deficit	Loss	Interests	Equity

Balance at December 31, 2013	$214,505	$(187,901)	$(3,884)	$300	$23,020
Net (loss) income	—	(9,682)	—	130	(9,552)
Cash distributions to noncontrolling interests	—	—	—	(167)	(167)
Balance at March 31, 2014	$214,505	$(197,583)	$(3,884)	$263	$13,301

			Accumulated
	Additional		Other
	Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
(in thousands)	Capital	Deficit	Loss	Interests	Equity

Balance at December 31, 2012	$214,481	$(144,864)	$(9,086)	$344	$60,875
Net (loss) income	—	(10,358)	—	181	(10,177)
Cash distributions to noncontrolling interests	—	—	—	(199)	(199)
Balance at March 31, 2013	$214,481	$(155,222)	$(9,086)	$326	$50,499

6.                                      Share-Based Compensation

During the three months ended March 31, 2014, activity under the 2007 Stock Option Plan (the “2007 Stock Option Plan”), of UHS Holdco, Inc., our parent company (“Parent”), was as follows:

(in thousands except exercise price and years)	Number of Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)

Outstanding at December 31, 2013	38,116	$1.17	$9,611	5.5
Granted	—	—
Exercised	—	—
Forfeited or expired	(458)	1.43

Outstanding at March 31, 2014	37,658	$1.17	$9,594	5.2

Exercisable at March 31, 2014	28,156	$1.08	$9,555	4.0

Remaining authorized options available for issue	6,029

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

We determine the fair value of stock options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on a straight-line basis over the options’ expected vesting periods. There were no stock options granted during the three months ended March 31, 2014.

Although Parent grants stock options, the Company recognizes compensation expense related to these options since the services are performed for its benefit.  Along with this expense, which is primarily included in Selling, General and Administrative expense, the Company records an offsetting Payable to Parent liability which is not expected to be settled within the next twelve months.

At March 31, 2014, unearned non-cash share-based compensation that we expect to recognize as expense over a weighted average period of 2.4 years totals approximately $5.0 million, net of our estimated forfeiture rate of 2.0%. The expense could be accelerated upon the sale of Parent or the Company.

7.                                      Dividend and Equity Distribution

On June 8, 2011, the Board of Directors declared an equity distribution of $0.12 per option to holders of outstanding options on the Parent’s stock on June 10, 2011 that vested on December 31, 2011, 2012 and 2013 and are scheduled to vest on December 31, 2014 and 2015.

Our consolidated balance sheets as of March 31, 2014 and December 31, 2013 reflect the related current dividend payable and long-term dividend payable included in Payable to Parent for estimated amounts to be paid to holders of options expected to vest on December 31, 2014 through 2015 based on an estimated option forfeiture rate of 2% annually.

8.                                      Long-Term Debt

Long-term debt consists of the following:

	March 31,	December 31,
(in thousands)	2014	2013
Original notes - 7.625%	$425,000	$425,000
Add-on notes - 7.625%	220,000	220,000
Unamortized bond premium	12,314	12,702
Senior secured credit facility	55,100	33,000
Capital lease obligations	19,079	20,069
	731,493	710,771
Less: Current portion of long-term debt	(6,389)	(6,487)
Total long-term debt	$725,104	$704,284

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

In connection with the issuance of the 2012 Notes, we entered into a registration rights agreement with the initial purchasers of the 2012 Notes.  Pursuant to those agreements, we filed Registration Statements on Form S-4 to register the exchanges of the 2012 Notes for fully registered 2012 Notes. Following declaration of effective by the SEC, we completed offers to exchange all of the then outstanding 2012 Notes for an equivalent amount of the 2012 Notes which have been registered under the Securities Act of 1933, as amended. We did not receive any additional proceeds from the exchange offers.

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

As of March 31, 2014, we had $137.4 million of availability under the senior secured credit facility based on a borrowing base of $196.7 million less borrowings of $55.1 million and after giving effect to $4.2 million used for letters of credit.

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

At March 31, 2014, we had $55.1 million of borrowings outstanding of which $33.0 million was accruing interest at a rate of 2.4050%, $21.0 million was accruing interest at a rate of 2.40675% and $1.1 million was accruing interest at the prime rate of 3.25% plus 1.25%.

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

9.                                      Commitments and Contingencies

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

10.                               Related Party Transactions

Management Agreement

On May 31, 2007, we and Irving Place Capital Merchant Manager III, L.P. (“IPC”) entered into a professional services agreement pursuant to which IPC provides general advisory and management services to us with respect to financial and operating matters.  IPC is a principal owner of Parent, and the following members of our board of directors are associated with IPC:  Michael Feiner, Robert Juneja, and Bret Bowerman. In addition, David Crane, a director, provides consulting services to IPC. The professional services agreement requires us to pay an annual fee for ongoing advisory and management services equal to the greater of $0.5 million or 0.75% of our Adjusted EBITDA (as defined in the professional services agreement) for the immediately preceding fiscal year, payable in quarterly installments. The professional services agreement provides that IPC will be reimbursed for its reasonable out-of-pocket expenses in connection with certain activities undertaken pursuant to the professional services agreement and will be indemnified for liabilities incurred in connection with its role under the professional services agreement, other than for liabilities resulting from its gross negligence or willful misconduct. The term of the professional services agreement commenced on May 31, 2007 and will remain in effect unless and until either party notifies the other of its desire to terminate, we are sold to a third-party purchaser or we consummate a qualified initial public offering, as defined in the professional services agreement. Total professional services fees incurred to IPC were $0.3 and $0.3 million for the three month periods ended March 31, 2014 and 2013, respectively.

Business Relationship

In the ordinary course of business, we entered into an operating lease for our Minneapolis, Minnesota district service center with Ryan Fund V, LLC (“Ryan”), which began on May 1, 2007.  One member of our board of directors is also a limited partner in Ryan which has ownership interest in an LLC that owns the property. Total rent expense to Ryan were $0.1 and $0.1 million during the three month periods ended March 31, 2014 and 2013, respectively.

In the ordinary course of business, we entered into engagement letters with CTPartners, LLC (“CTPartners”) in September of 2012 and January of 2013 to conduct searches for certain executive positions.  One member of our board of directors is also a director of CTPartners. Total fees incurred to CTPartners was $0 and $0.1 million for the three month periods ended March 31, 2014 and 2013.

The Company believes that the aforementioned arrangements and relationships were provided in the ordinary course of business.

11.                              Limited Liability Companies

We participate with others in the formation of LLCs in which Surgical Services becomes a partner and shares the financial interest with the other investors. Surgical Services is the primary beneficiary of these LLCs. These LLCs acquire certain medical equipment for use in their respective business activities, which generally focus on surgical procedures. The LLCs will acquire medical equipment for rental purposes under equipment financing leases. At March 31, 2014, the LLCs had approximately $0.5 million of total assets. The third party investors in each respective LLC generally provide the lease financing company with individual proportionate lease guarantees based on their respective ownership percentages in the LLCs. In addition, Surgical Services will provide such financing companies with its corporate guarantee based on its respective ownership interest in each LLC. In certain instances, Surgical Services has provided such financing companies with an overall corporate guarantee in connection with equipment financing transactions. In such instances, the individual investors in each respective LLC will generally indemnify us against losses, if any, incurred in connection with its corporate guarantee. Additionally, we provide operational and administrative support to the LLCs in which it is a partner. As of March 31, 2014, we held interests in six active LLCs.

In accordance with guidance issued by the FASB, we account for equity investments in LLCs (in which we are the primary beneficiary) under the full consolidation method whereby transactions between Surgical Services and the LLCs have been eliminated through consolidation.

12.                               Segment Information

Our reporting segments consist of Medical Equipment Solutions (“MES”), Clinical Engineering Solutions (“CES”) and Surgical Services (“SS”). Certain operating information for our segments as well as a reconciliation of total Company gross margin to loss before income taxes and noncontrolling interest was as follows:

Medical Equipment Solutions
(in thousands)

	Three Months Ended
	March 31,
	2014	2013
Revenues	$76,722	$75,799
Cost of revenue	33,428	32,199
Medical equipment depreciation	17,806	16,487
Gross margin	$25,488	$27,113

Clinical Engineering Solutions (in thousands)

	Three Months Ended
	March 31,
	2014	2013
Revenues	$22,669	$21,249
Cost of revenue	17,915	17,031
Gross margin	$4,754	$4,218

Surgical Services
(in thousands)

	Three Months Ended
	March 31,
	2014	2013
Revenues	$13,945	$13,310
Cost of revenue	8,200	7,369
Medical equipment depreciation	1,330	1,410
Gross margin	$4,415	$4,531

Total Gross Margin and Reconciliation to Loss Before Income Taxes and Noncontrolling Interest
(in thousands)

	Three Months Ended
	March 31,
	2014	2013
Total gross margin	$34,657	$35,862
Selling, general and administrative	29,289	29,525
Restructuring, acquisition and integration expenses	1,308	53
Loss on extinguishment of debt	—	1,853
Interest expense	13,397	13,877
Loss before income taxes and noncontrolling interest	$(9,337)	$(9,446)

Total Assets By Reporting Segment
(in thousands)

	March 31,	December 31,
	2014	2013
Medical Equipment Solutions	$698,991	$701,507
Clinical Engineering Solutions	112,938	112,746
Surgical Services	100,744	101,362
Total Company Assets	$912,673	$915,615

The following table provides additional detail on percentage of revenue for each group of similar products sold or services provided in the MES, CES and SS segments:

	Three Months Ended
	March 31,
	2014	2013

MES
Equipment usage solutions	62.1%	62.2%
Equipment/disposable sales	5.6	6.5
	67.7	68.7
CES
Service solutions	20.0	19.3
SS
Equipment usage solutions	12.2	11.9
Equipment/disposable sales	0.1	0.1
	12.3	12.0
Total revenues	100.0%	100.0%

13.                               Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We evaluate the recoverability of our deferred tax assets by scheduling the expected reversals of deferred tax assets and liabilities in order to determine whether net operating loss carry forwards are recoverable prior to expiration and have established a valuation allowance in accordance with ASC Topic 740. The tax expense for the three months ended March 31, 2014 primarily relates to state minimum fees. The expected tax benefit from operating loss during the three months ended March 31, 2014 was offset by the recording of additional valuation allowance. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

At March 31, 2014, the Company had available unused federal net operating loss carryforwards of approximately $207.7 million. The net operating loss carryforwards will expire at various dates from 2020 through 2035.

14.                               Consolidating Financial Statements

In accordance with the provisions of the 2012 Indenture, as a 100%-owned subsidiary of UHS, Surgical Services has jointly and severally guaranteed all the Company’s Obligations (as defined in the 2012 Indenture) on a full and unconditional basis. Consolidating financial information of UHS and the guarantor is presented on the following pages.

Consolidating Balance Sheets

(in thousands, except share and per share  information)

(unaudited)

	March 31, 2014
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated

Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts	$65,599	$7,469	$—	$73,068
Due from affiliates	28,760	—	(28,760)	—
Inventories	5,534	4,448	—	9,982
Deferred income taxes, net	862	796	—	1,658
Other current assets	8,566	220	—	8,786
Total current assets	109,321	12,933	(28,760)	93,494

Property and equipment:
Medical equipment	554,071	35,785	—	589,856
Property and office equipment	75,735	6,765	—	82,500
Accumulated depreciation	(394,521)	(25,584)	—	(420,105)
Total property and equipment, net	235,285	16,966	—	252,251

Other long-term assets:
Goodwill	283,141	52,436	—	335,577
Investment in subsidiary	53,297	—	(53,297)	—
Other intangibles, net	199,089	18,195	—	217,284
Other, primarily deferred financing costs, net	13,852	215	—	14,067
Total assets	$893,985	$100,745	$(82,057)	$912,673

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$5,216	$1,173	$—	$6,389
Book overdrafts	2,717	642	—	3,359
Due to affiliates	—	28,760	(28,760)	—
Accounts payable	26,932	4,037	—	30,969
Accrued compensation	14,280	2,858	—	17,138
Accrued interest	6,595	—	—	6,595
Dividend payable	50	—	—	50
Other accrued expenses	11,512	109	—	11,621
Total current liabilities	67,302	37,579	(28,760)	76,121

Long-term debt, less current portion	723,084	2,020	—	725,104
Pension and other long-term liabilities	7,262	—	—	7,262
Payable to Parent	22,957	—	—	22,957
Deferred income taxes, net	60,342	7,586	—	67,928

Commitments and contingencies

Equity
Common stock	—	—	—	—
Additional paid-in capital	214,505	60,019	(60,019)	214,505
Accumulated deficit	(190,861)	(6,722)	—	(197,583)
Accumulated loss in subsidiary	(6,722)	—	6,722	—
Accumulated other comprehensive loss	(3,884)	—	—	(3,884)
Total Universal Hospital Services, Inc. equity	13,038	53,297	(53,297)	13,038
Noncontrolling interest	—	263	—	263
Total equity	13,038	53,560	(53,297)	13,301
Total liabilities and equity	$893,985	$100,745	$(82,057)	$912,673

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

Universal Hospital Services, Inc.

Consolidating Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended March 31, 2014
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Revenue
Medical equipment solutions	$76,722	$—	$—	$76,722
Clinical engineering solutions	22,669	—	—	22,669
Surgical services	—	13,945	—	13,945
Total revenues	99,391	13,945	—	113,336

Cost of Revenue
Cost of medical equipment solutions	$33,428	—	—	33,428
Cost of clinical engineering solutions	17,915	—	—	17,915
Cost of surgical services	—	8,200	—	8,200
Medical equipment depreciation	17,806	1,330	—	19,136
Total costs of revenues	69,149	9,530	—	78,679
Gross margin	30,242	4,415	—	34,657

Selling, general and administrative	24,522	4,767	—	29,289
Restructuring, acquisition and integration expenses	1,308	—	—	1,308
Operating income (loss)	4,412	(352)	—	4,060

Equity in loss of subsidiary	536	—	(536)	—
Interest expense	12,862	535	—	13,397
Loss before income taxes and noncontrolling interest	(8,986)	(887)	536	(9,337)

Provision (benefit) for income taxes	566	(351)	—	215
Consolidated net loss	(9,552)	(536)	536	(9,552)
Net income attributable to noncontrolling interest	—	130	—	130
Net loss attributable to Universal Hospital Services, Inc.	$(9,552)	$(666)	$536	$(9,682)

Universal Hospital Services, Inc.

Consolidating Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended March 31, 2013
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Revenue
Medical equipment solutions	$75,799	$—	$—	$75,799
Clinical engineering solutions	21,249	—	—	21,249
Surgical services	—	13,310	—	13,310
Total revenues	97,048	13,310	—	110,358

Cost of Revenue
Cost of medical equipment solutions	$32,199	—	—	32,199
Cost of clinical engineering solutions	17,031	—	—	17,031
Cost of surgical services	—	7,369	—	7,369
Medical equipment depreciation	16,487	1,410	—	17,897
Total costs of revenues	65,717	8,779	—	74,496
Gross margin	31,331	4,531	—	35,862

Selling, general and administrative	24,890	4,635	—	29,525
Restructuring, acquisition and integration expenses	(237)	290	—	53
Operating income (loss)	6,678	(394)	—	6,284

Equity in loss of subsidiary	595	—	(595)	—
Loss on extinguishment of debt	1,853	—	—	1,853
Interest expense	13,374	503	—	13,877
Loss before income taxes and noncontrolling interest	(9,144)	(897)	595	(9,446)

Provision (benefit) for income taxes	1,033	(302)	—	731
Consolidated net loss	(10,177)	(595)	595	(10,177)
Net income attributable to noncontrolling interest	—	181	—	181
Net loss attributable to Universal Hospital Services, Inc.	$(10,177)	$(776)	$595	$(10,358)

Universal Hospital Services, Inc.

Consolidating Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended March 31, 2014
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated

Consolidated net loss	$(9,552)	$(536)	$536	$(9,552)
Total other comprehensive income	—	—	—	—
Comprehensive loss	(9,552)	(536)	536	(9,552)
Comprehensive income attributable to noncontrolling interest	—	130	—	130
Comprehensive loss attributable to Universal Hospital Services, Inc.	$(9,552)	$(666)	$536	$(9,682)

Universal Hospital Services, Inc.

Consolidating Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended March 31, 2013
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Consolidated net loss	$(10,177)	$(595)	$595	$(10,177)
Total other comprehensive income	—	—	—	—
Comprehensive loss	(10,177)	(595)	595	(10,177)
Comprehensive income attributable to noncontrolling interest	—	181	—	181
Comprehensive loss attributable to Universal Hospital Services, Inc.	$(10,177)	$(776)	$595	$(10,358)

Universal Hospital Services, Inc.

Consolidating Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31, 2014
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Cash flows from operating activities:
Consolidated net loss	$(9,552)	$(536)	$536	(9,552)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	19,708	1,596	—	21,304
Assets impairment	1,155	—	—	1,155
Amortization of intangibles, deferred financing costs and bond premium	2,728	840	—	3,568
Equity in loss of subsidiary	536	—	(536)	—
Provision for doubtful accounts	57	(11)	—	46
Provision for inventory obsolescence	(53)	(4)	—	(57)
Non-cash share-based compensation expense - net	280	58	—	338
Gain on sales and disposals of equipment	(612)	22	—	(590)
Deferred income taxes	577	(523)	—	54
Changes in operating assets and liabilities:
Accounts receivable	(4,013)	500	—	(3,513)
Due from (to) affiliates	(403)	403	—	—
Inventories	406	(850)	—	(444)
Other operating assets	(614)	32	—	(582)
Accounts payable	1,919	924	—	2,843
Other operating liabilities	(6,943)	505	—	(6,438)
Net cash provided by operating activities	5,176	2,956	—	8,132
Cash flows from investing activities:
Medical equipment purchases	(20,397)	(1,466)	—	(21,863)
Property and office equipment purchases	(1,441)	(123)	—	(1,564)
Proceeds from disposition of property and equipment	1,277	—	—	1,277
Net cash used in investing activities	(20,561)	(1,589)	—	(22,150)
Cash flows from financing activities:
Proceeds under senior secured credit facility	62,129	—	—	62,129
Payments under senior secured credit facility	(40,029)	—	—	(40,029)
Payments of principal under capital lease obligations	(1,410)	(322)	—	(1,732)
Distributions to noncontrolling interests	—	(167)	—	(167)
Dividend and equity distribution payments	(73)	—	—	(73)
Change in book overdrafts	(5,232)	(878)	—	(6,110)
Net cash provided by (used in) financing activities	15,385	(1,367)	—	14,018
Net change in cash and cash equivalents	—	—	—	—
Cash and cash equivalents at the beginning of period	—	—	—	—
Cash and cash equivalents at the end of period	$—	$—	$—	$—

Universal Hospital Services, Inc.

Consolidating Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31, 2013
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Cash flows from operating activities:
Consolidated net loss	$(10,177)	$(595)	$595	$(10,177)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	18,874	1,576	—	20,450
Amortization of intangibles, deferred financing costs and bond premium	3,455	839	—	4,294
Non-cash write off of deferred financing cost	1,853	—	—	1,853
Equity in loss of subsidiary	595	—	(595)	—
Provision for doubtful accounts	729	6	—	735
Provision for inventory obsolescence	89	26	—	115
Non-cash share-based compensation expense - net	(211)	15	—	(196)
Gain on sales and disposals of equipment	(692)	(18)	—	(710)
Deferred income taxes	1,137	(517)	—	620
Changes in operating assets and liabilities:
Accounts receivable	(7,241)	1,007	—	(6,234)
Due from (to) affiliates	(1,297)	1,297	—	—
Inventories	(312)	(390)	—	(702)
Other operating assets	(13)	67	—	54
Accounts payable	16	(400)	—	(384)
Other operating liabilities	(3,619)	934	—	(2,685)
Net cash provided by operating activities	3,186	3,847	—	7,033
Cash flows from investing activities:
Medical equipment purchases	(8,569)	(2,435)	—	(11,004)
Property and office equipment purchases	(2,146)	(176)	—	(2,322)
Proceeds from disposition of property and equipment	1,410	20	—	1,430
Holdback payment related to acquisition	—	(1,655)	—	(1,655)
Net cash used in investing activities	(9,305)	(4,246)	—	(13,551)
Cash flows from financing activities:
Proceeds under senior secured credit facility	35,300	—	—	35,300
Payments under senior secured credit facility	(29,800)	—	—	(29,800)
Payments of principal under capital lease obligations	(1,075)	(229)	—	(1,304)
Payments of floating rate notes	(230,000)	—	—	(230,000)
Proceeds from issuance of bonds	234,025	—	—	234,025
Accrued interest received from bondholders	8,620	—	—	8,620
Accrued interest paid to bondholders	(8,620)	—	—	(8,620)
Distributions to noncontrolling interests	—	(199)	—	(199)
Payment of deferred financing costs	(3,773)	—	—	(3,773)
Change in book overdrafts	1,442	827	—	2,269
Net cash provided by financing activities	6,119	399	—	6,518
Net change in cash and cash equivalents	—	—	—	—

Cash and cash equivalents at the beginning of period	—	—	—	—
Cash and cash equivalents at the end of period	$—	$—	$—	$—

15.                               Restructuring

We incurred restructuring expense of $1.3 and $0.1 million during the three months ended March 31, 2014 and 2013, the majority of which related to severances and other related expenses. In addition, we recorded $0.4 million during the three months ended March 31, 2013 for cancellation of outstanding stock options for certain terminated employees, which was recorded as reduction to Payable to Parent in the Consolidated Balance Sheets. The restructuring expense impact was recorded under the Corporate and Unallocated segment. As of December 31, 2013, we had $0.3 million of restructuring liability. For the quarter ended March 31, 2014, $0.2 million in restructuring charges was paid. An additional provision of $1.3 million was recorded in the first quarter of 2014 for new severance arrangements and the remaining liability of $1.4 million as of March 31, 2014 is expected to be paid out by the end of the first quarter of 2015 and is included in the Other accrued expenses in the Consolidated Balance Sheets. As of December 31, 2012, we had $4.8 million of restructuring liability. For the quarter ended March 31, 2013, we incurred restructuring expense of $0.1 million and $1.5 million in restructuring charges was paid and the remaining $3.4 was a liability as of March 31, 2013.

16.                               Concentration

One customer accounted for approximately 14% and 13% of total revenue for the three months ended March 31, 2014 and 2013, respectively.

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

UHS delivers health care solutions through three segments: Medical Equipment Solutions (“MES”), Clinical Engineering Solutions (“CES”) and Surgical Services (“SS”). As of March 31, 2014, we owned or managed over 700,000 units of medical equipment consisting of approximately 450,000 owned or managed units in our MES segment, over 250,000 units of customer-owned equipment we managed in our CES segment and over 4,000 units of owned or managed mobile surgical equipment in our SS segment. Our diverse customer base includes more than 8,000 national, regional and local acute care hospitals and alternate site providers (such as long-term acute care hospitals, skilled nursing facilities, surgery centers, specialty hospitals, nursing homes and home care providers). We also have relationships with more than 200 medical device manufacturers, many of the nation’s largest group purchasing organizations (“GPOs”) and many health system integrated delivery networks (“IDNs”).  All of our solutions leverage our nationwide network of 83 district service centers, six CES Centers of Excellence and an additional seven stand-alone SS service centers, together with our more than 75 years of experience managing and servicing all aspects of medical equipment.  Our fees are paid directly by our customers rather than by direct reimbursement from third-party payors, such as private insurers, Medicare or Medicaid.

We report our financial results in three segments. Our reporting segments consist of MES, CES and SS. We evaluate the performance of our reportable segments based on gross margin. The accounting policies of the individual reportable segments are the same as those of the entire company.

Medical Equipment Solutions

Our MES segment, which accounted for $76.7 million, or approximately 67.7% of our revenues, for the three months ended March 31, 2014 and $75.8 million, or approximately 68.7% of our revenues, for the three months ended March 31, 2013. As of March 31, 2014, the MES segment owned or managed approximately 450,000 units of medical equipment ranging across hundreds of clinical categories, manufacturers and models.  These solutions are provided primarily to hospitals and other acute care providers for use through their facilities, including the emergency room, operating room, critical care, intensive care, rehabilitation and general patient care areas.

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

·                  Supplemental and Peak Needs Usage Solutions;

·                  Customized Equipment Agreements Solutions;

·                  360 On-site Managed Solutions; and

·                  Specialty Medical Equipment Sales, Distribution and Disposal Solutions.

Clinical Engineering Solutions

Our CES segment accounted for $22.7 million, or approximately 20.0% of our revenues, for the three months ended March 31, 2013 and $21.2 million, or approximately 19.3% of our revenues, for the three months ended March 31, 2013. We offer a broad range of inspection, preventive maintenance, repair, logistic and consulting services through our team of over 350 technicians and professionals located throughout the United States in our nationwide network of service centers.  We managed over 250,000 units of customer owned equipment as of March 31, 2014.  In addition, as of March 31, 2014, we serviced approximately 450,000 units that we own or directly manage.

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

We have three primary solutions in our CES segment:

·                  Supplemental Maintenance and Repair Solutions;

·                  360 On-site Managed Solutions; and

·                  Health Care Technology Advisory Solutions.

Surgical Services

Our SS segment accounted for $13.9 million, or approximately 12.3%, of our revenues, for the three months ended March 31, 2014 and $13.3 million, or approximately 12.0% of our revenues, for the three months ended March 31, 2013. As of March 31, 2014, we owned or managed over 4,000 units of mobile surgical equipment in our SS segment, primarily used in the practice of general surgery, orthopedic surgery, otolaryngology, urology, obstetrics, gynecology, podiatry, dermatology and plastic/cosmetics.

SS provides high end, state-of-the-art surgical equipment and associated products along with trained and certified Surgical Equipment Technologists (“technologists”) to assist in the procedural operation of the equipment. We provide these services to over 1,000 acute care hospitals and surgery centers through our nationwide network of 83 district service centers and an additional seven stand-alone SS service centers. Our technologists work in the operating room (“O.R.”) and support physicians and O.R. personnel. The services are offered on a per-procedure basis. Our technologists deliver, set up, and create a safe environment for hospital and clinical personnel operating the equipment and provide all necessary disposable materials needed. Our technologists work closely with our customers to confirm that all certifications and credentials meet requirements to provide on-site services. Our technologists also assist customers in the operation of facility-owned assets and supplement the training and staffing of their personnel.  As of March 31, 2014, SS provided solutions in 41 states.

We have two primary solutions in our SS segment:

·                  On-Demand and Scheduled Usage Solutions; and

·                  360 On-site Managed Solutions.

RESULTS OF OPERATIONS

The following discussion addresses:

·                  our financial condition as of March 31, 2014 and

·                  the results of operations for the three-month period ended March 31, 2014 and 2013.

This discussion should be read in conjunction with the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in our 2013 Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

The following table provides information on the percentages of certain items of selected financial data compared to total revenues for the three-month period ended March 31, 2014 and 2013.  The table below also indicates the percentage increase or decrease over the prior comparable period.

	Percent to Total Revenues		Percent
	Three Months Ended March 31,		Increase
	2014	2013	(Decrease)
Revenue
Medical equipment solutions	67.7%	68.7%	1.2%
Clinical engineering solutions	20.0	19.3	6.7
Surgical services	12.3	12.0	4.8
Total revenues	100.0%	100.0%	2.7

Cost of Revenue
Cost of medical equipment solutions	29.5	29.2	3.8
Cost of clinical engineering solutions	15.8	15.4	5.2
Cost of surgical services	7.2	6.7	11.3
Medical equipment depreciation	16.9	16.2	6.9
Total costs of revenues	69.4	67.5	5.6
Gross margin	30.6	32.5	(3.4)

Selling, general and administrative	25.8	26.8	(0.8)
Restructuring, acquisition and integration expenses	1.2	0.0	*
Operating income	3.6	5.7	(35.4)

Loss on extinguishment of debt	—	1.7	*
Interest expense	11.8	12.6	(3.5)
Loss before income taxes and noncontrolling interest	(8.2)	(8.6)	*

Provision for income taxes	0.2	0.7	*
Consolidated net loss	(8.4)%	(9.3)%	*

*Not meaningful

Consolidated Results of Operations for the three months ended March 31, 2014 compared to the three months ended March 31, 2013

Total Revenue

Total revenue for the three months ended March 31, 2014 was $113.3 million, compared with $110.4 million for the three months ended March 31, 2013, an increase of $3.0 million or 2.7%.  The increase was primarily due to additional revenue in our MES segment related to growth in our 360 On-site Managed Solutions (“360 solutions”) of $4.4 million, partially offset by a decrease in peak need usage revenue of $2.5 million.

Cost of Revenue

Total cost of revenue for the three months ended March 31, 2014 was $78.7 million compared to $74.5 million for the three months ended March 31, 2013, an increase of $4.2 million or 5.6%. The increase was primarily in our MES segment due to an increase in 360 solutions cost of $2.3 million corresponding with the 360 solutions revenue growth and an impairment charge of $1.2 million primarily due to the planned sale of certain pumps.

Gross Margin

Total gross margin for the three months ended March 31, 2014 was $34.7 million, or 30.6% of total revenues compared to $35.9 million, or 32.5% of total revenues, for the three months ended March 31, 2013, a decrease of $1.2 million or 3.4%.  The decrease in gross margin as a percent of revenue for the quarter was primarily impacted by the asset impairment charge.

Medical Equipment Solutions

(in thousands)

	Three Months Ended
	March 31,
	2014	2013	Change	% Change
Total revenue	$76,722	$75,799	$923	1.2%
Cost of revenue	33,428	32,199	1,229	3.8
Medical equipment depreciation	17,806	16,487	1,319	8.0
Gross margin	$25,488	$27,113	$(1,625)	(6.0)

Gross margin %	33.2%	35.8%

Total revenue in the MES segment increased $0.9 million, or 1.2%, to $76.7 million in the first quarter of 2014 as compared to the same period of 2013.  The increase was primarily due to growth in our 360 solutions from both new programs and expansion of existing programs of $4.4 million, partially offset by decreases in peak need usage revenue of $2.5 million, sales and remarketing revenue of $1.1 million. Many of our 360 Solution customers utilize more than one of our equipment management program offerings in areas such as infusion, patient handling, and negative pressure wound therapy. As of March 31, 2014, we had 188 such active programs, up from 181 as of December 31, 2013. Peak need usage revenue was negatively impacted by soft patient census and, to a lesser extent, conversion of customers to 360 solutions.

Total cost of revenue in the segment increased $1.2 million, or 3.8%, to $33.4 million in the first quarter of 2014 as compared to the same period of 2013.  This increase is due to an increase in costs to support growth in our 360 solutions of $2.3 million largely due to an increase in employee related expense of $1.5 million, partially offset by lower cost of sales for sales and remarketing of $1.0 million.

Medical equipment depreciation increased $1.3 million, or 8.0%, to $17.8 million in the first quarter of 2014 as compared to the same period of 2013. The increase in medical equipment depreciation was primarily due to an impairment charge of $1.2 million taken on excess infusion equipment expected to be sold in the second quarter of 2014.

Gross margin percentage for the MES segment decreased from 35.8% in the first quarter of 2013 to 33.2% in the first quarter of 2014. This decrease was primarily attributable to the increase in depreciation related to the impairment charge. Gross margin rate was also impacted by the growth in our 360 solutions, which has a lower margin rate than other medical equipment solutions.

Clinical Engineering Solutions

(in thousands)

	Three Months Ended
	March 31,
	2014	2013	Change	% Change
Total revenue	$22,669	$21,249	$1,420	6.7%
Cost of revenue	17,915	17,031	884	5.2
Gross margin	$4,754	$4,218	$536	12.7

Gross margin %	21.0%	19.9%

Total revenue in the CES segment increased $1.4 million, or 6.7%, to $22.7 million in the first quarter of 2014 as compared to the same period of 2013. The increase was primarily due to growth in our managed 360 solutions as well as our supplemental services of $1.2 million. As of March 31, 2014, we had 360 solutions implemented in 148 programs in our CES segment, up from 131 programs as of December 31, 2013.

Total cost of revenue in the segment increased $0.9 million, or 5.2%, to $17.9 million in the first quarter of 2014 as compared to the same period of 2013. The increase is primarily attributable to an increase in vendor expenses to support the revenue growth.

Gross margin percentage for the CES segment increased from 19.9% for the first quarter of 2013 to 21.0% for the same period of 2014. The increase was primarily due to a lower level of vendor expenses on supported equipment. Gross margin percentage will fluctuate based on the variability of third-party vendor expenses in our 360 solutions and supplemental service programs.

Surgical Services

(in thousands)

	Three Months Ended
	March 31,
	2014	2013	Change	% Change
Total revenue	$13,945	$13,310	$635	4.8%
Cost of revenue	8,200	7,369	831	11.3
Medical equipment depreciation	1,330	1,410	(80)	(5.7)
Gross margin	$4,415	$4,531	$(116)	(2.6)

Gross margin %	31.7%	34.0%

Total revenue in the SS segment increased $0.6 million, or 4.8%, to $13.9 million in the first quarter of 2014 as compared to the same period of 2013. The increase was driven by organic growth in our surgical services business.

Total cost of revenue in the segment increased $0.8 million, or 11.3%, to $8.2 million in the first quarter of 2014 as compared to the same period of 2013. The increase was primarily attributable to an increase in employee-related costs to support growth in our surgical services business of $0.5 million.

Medical equipment depreciation decreased $0.1 million, or 5.7%, to $1.3 million in the first quarter of 2014 as compared to the same period of 2013.

Gross margin percentage for the SS segment decreased from 34.0% in the first quarter of 2013 to 31.7% for the same period of 2014. The decrease in gross margin percentage was primarily attributable to expansion of equipment offerings to geographies which resulted in an increase in travel and employee related expenses.

Selling, General and Administrative, Restructuring, Acqusition and Integration Expenses, Loss on Entinguishment of Debt and Interest Expense

(in thousands)

	Three Months Ended
	March 31,
	2014	2013	Change	% Change
Selling, general and administrative	$29,289	$29,525	$(236)	(0.8)%
Restructuring, acquisition and integration expenses	1,308	53	1,255	*
Loss on extinguishment of debt	—	1,853	(1,853)	*
Interest expense	13,397	13,877	(480)	(3.5)

*Not meaningful

Selling, General and Administrative

Selling, general and administrative expense decreased $0.2 million, or 0.8%, to $29.3 million for the first quarter of 2014 as compared to the same period of 2013.

Selling, general and administrative expense as a percentage of total revenue was 25.8% and 26.8% for the quarter ended March 31, 2014 and 2013, respectively.

Restructuring, Acquisition and Integration Expenses

Restructuring, acquisition and integration expenses increased $1.3 million for the first quarter of 2014 as compared to the same period of 2013. The increase was primarily due to additional changes to realign the management team.

Loss on Extinguishment of Debt

For the first quarter ended 2013, we wrote off $1.9 million of unamortized deferred financing costs related to redemption of our floating rate notes.

Interest Expense

Interest expense decreased $0.5 million to $13.4 million for the first quarter of 2014 as compared to the same period of 2013. This decrease was mainly attributable to the decrease in amortization of deferred financing costs combined with an increase in amortization of bond premium.

Income Taxes

Income taxes were an expense of $0.2 and $0.7 million for the three months ended March 31, 2014 and 2013, respectively. The tax expense for the three months ended March 31, 2014 primarily relates to state minimum fees. The tax expense for the three months ended March 31, 2013 primarily relates to an item to record a deferred tax liability for cumulative adjustments in connection with the tax amortization of indefinite-life goodwill. The Company will continue to incur deferred tax expense in the future as tax amortization occurs. The expected tax benefit from operating loss during the three months ended March 31, 2014 was offset by the recording of additional valuation allowance. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

Consolidated Net Loss

Consolidated net loss decreased $0.7 million to $9.7 million in the first quarter of 2014 as compared to the same period of 2013.  Net loss was impacted primarily by growth in our CES segment combined with lower selling, general and administrative expenses and a decrease in loss on extinguishment of debt, partially offset by an increase in restructuring expense.

EBITDA

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was $29.7 and $28.3 million for the three months ended March 31, 2014 and 2013, respectively.  EBITDA for the three months ended March 31, 2014, was impacted by growth in our CES segment combined with lower selling, general and administrative expenses and a decrease in loss on extinguishment of debt, partially offset by an increase in restructuring expense.

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

	Three Months Ended
	March 31,
(in thousands)	2014	2013
Net loss attributable to Universal Hospital Services, Inc.	$(9,682)	$(10,358)
Interest expense	13,397	13,877
Provision for income taxes	215	731
Depreciation, assets impairment and amortization of intangibles	25,806	24,013
EBITDA	$29,736	$28,263

Other Financial Data:
Net cash provided by operating activities	$8,132	$7,033
Net cash used in investing activities	(22,150)	(13,551)
Net cash provided by financing activities	14,018	6,518

Other Operating Data (as of end of period):
Medical equipment (approximate number of owned outsourcing units)	269,000	274,000
District service centers	83	83
SS stand-alone service centers	7	7
Centers of Excellence	6	6

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

We require substantial cash to operate our medical equipment solutions programs and service our debt.  Our outsourcing programs require us to invest a significant amount of cash in medical equipment purchases.  To the extent that such expenditures cannot be funded from our operating cash flow, borrowing under our senior secured credit facility or other financing sources, we may not be able to conduct our business or grow as currently planned.

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

Net cash provided by operating activities was $8.1 and $7.0 million for the three months ended March 31, 2014 and 2013, respectively. Net cash provided by operating activities increased during the three months ended March 31, 2014 compared to the same period of 2013 primarily impacted by the change in net working capital.

Net cash used in investing activities was $22.2 and $13.6 million for the three months ended March 31, 2014 and 2013, respectively.  The increase in net cash used in investing activities was primarily due to higher medical equipment purchases to support the growth in 360 solutions during 2014 compared to the same period of 2013.

Net cash provided by financing activities was $14.0 and $6.5 million for the three months ended March 31, 2014 and 2013, respectively.  The increase in net cash provided by financing activities was primarily due to higher net borrowings under our senior secured credit facility in 2014 compared to the same period of 2013.

Based on the level of operating performance expected in 2014, we believe our cash from operations and additional borrowings under our senior secured credit facility, will meet our liquidity needs for the foreseeable future, exclusive of any borrowings that we may make to finance potential acquisitions.  However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could be adversely affected.  As of March 31, 2014, we had $137.4 million of availability under the senior secured credit facility based on a borrowing base of $196.7 million less borrowings of $55.1 million and after giving effect to $4.2 million used for letters of credit.  As of March 31, 2013, we had $167.7 million of availability under the senior secured credit facility based on a borrowing base of $204.7 million less borrowings of $33.5 million and after giving effect to $3.5 million used for letters of credit.

Our levels of borrowing are further restricted by the financial covenants set forth in our senior secured credit facility agreement and the 2012 Indenture governing our 2012 Notes, as described in Note 8, Long-Term Debt.

The Company was in compliance with all financial covenants for all periods presented.

RECENT ACCOUNTING PRONOUNCEMENT

See Item 1, Note 2, Recent Accounting Pronouncements.

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

·                  our relationships with key suppliers;

·                  our ability to change the manner in which health care providers procure medical equipment;

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

·                  the risk factors as set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk arising from adverse changes in interest rates, fuel costs and pension valuation.  We do not enter into derivatives or other financial instruments for speculative purposes.

Interest Rates

We use both fixed and variable rate debt as sources of financing.  At March 31, 2014, we had approximately $731.5 million of total debt outstanding of which $55.1 million was bearing interest at variable rates. Based on variable debt levels at March 31, 2014, a 1.0 percentage point change in interest rates on variable rate debt would have resulted in annual interest expense fluctuating by approximately $0.6 million.

Fuel Costs

We are also exposed to market risks related to changes in the price of gasoline used to fuel our fleet of delivery and sales vehicles.  A hypothetical 10% increase in the first quarter of 2014 average price of unleaded gasoline, assuming gasoline usage levels for the quarter ended March 31, 2014, would lead to an annual increase in fuel costs of approximately $0.6 million.

Pension

Our pension plan assets, which were approximately $19.6 million at December 31, 2013 are subject to volatility that can be caused by fluctuations in general economic conditions. Continued market volatility and disruption could cause further declines in asset values, and if this occurs, we may need to make additional pension plan contributions and our pension expense in future years may increase. A hypothetical 10% decrease in the fair value of plan assets at December 31, 2013 would lead to a decrease in the funded status of the plan of approximately $2.0 million.

Other Market Risk

As of March 31, 2014, we have no other material exposure to market risk.

Item 4.  Controls and Procedures

(a)                                 Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.

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

Item 1A.  Risk Factors

Our business is subject to various risks and uncertainties.  Any of the risks discussed elsewhere in this Quarterly Report on Form 10-Q or our other filings with the Securities and Exchange Commission, including the risk factors set forth in our 2013 Annual Report on Form 10-K, could materially adversely affect our business, financial condition or results of operations.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

None.

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

Date: May 14, 2014
Universal Hospital Services, Inc.

	By	/s/ Gary D. Blackford
Gary D. Blackford,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

	By	/s/ James B. Pekarek
James B. Pekarek
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)