Form 10-Q
period 2014-06-30
UNIVERSAL HOSPITAL SERVICES INC
filed 2014-08-14
CIK 886171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2014

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Number of shares of common stock outstanding as of August 14, 2014:  1,000

Universal Hospital Services, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements — Unaudited

Universal Hospital Services, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share information)

(unaudited)

	June 30,	December 31,
	2014	2013
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts of $1,985 at June 30, 2014 and $2,185 at December 31, 2013	$68,772	$69,667
Inventories	9,919	9,481
Deferred income taxes, net	1,403	1,841
Other current assets	5,751	4,438
Total current assets	85,845	85,427

Property and equipment:
Medical equipment	591,869	584,078
Property and office equipment	83,218	80,696
Accumulated depreciation	(436,333)	(405,443)
Total property and equipment, net	238,754	259,331

Other long-term assets:
Goodwill	335,577	335,577
Other intangibles, net	179,127	220,631
Other, primarily deferred financing costs, net	13,513	14,649
Total assets	$852,816	$915,615

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$6,481	$6,487
Book overdrafts	5,455	9,469
Accounts payable	24,119	32,502
Accrued compensation	13,589	11,714
Accrued interest	18,825	18,884
Dividend payable	50	73
Other accrued expenses	11,881	11,031
Total current liabilities	80,400	90,160

Long-term debt, less current portion	707,847	704,284
Pension and other long-term liabilities	6,993	7,425
Payable to Parent	23,157	22,669
Deferred income taxes, net	53,990	68,057

Commitments and contingencies (Note 9)

Equity (Deficit)
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Additional paid-in capital	214,502	214,505
Accumulated deficit	(230,424)	(187,901)
Accumulated other comprehensive loss	(3,884)	(3,884)
Total Universal Hospital Services, Inc. equity (deficit)	(19,806)	22,720
Noncontrolling interest	235	300
Total equity (deficit)	(19,571)	23,020
Total liabilities and equity (deficit)	$852,816	$915,615

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue
Medical equipment solutions	$72,188	$70,986	$148,910	$146,786
Clinical engineering solutions	22,119	21,912	44,788	43,161
Surgical services	15,059	14,091	29,004	27,402
Total revenues	109,366	106,989	222,702	217,349

Cost of Revenue
Cost of medical equipment solutions	32,288	31,611	65,716	63,810
Cost of clinical engineering solutions	17,869	16,778	35,784	33,809
Cost of surgical services	8,236	7,886	16,436	15,254
Medical equipment depreciation	19,095	18,459	38,231	36,356
Total costs of revenues	77,488	74,734	156,167	149,229
Gross margin	31,878	32,255	66,535	68,120

Selling, general and administrative	29,587	30,653	58,877	60,180
Restructuring, acquisition and integration expenses	512	183	1,820	236
Intangible asset impairment charge	34,900	—	34,900	—
Operating (loss) income	(33,121)	1,419	(29,062)	7,704

Loss on extinguishment of debt	—	—	—	1,853
Interest expense	13,260	13,944	26,656	27,822
Loss before income taxes and noncontrolling interest	(46,381)	(12,525)	(55,718)	(21,971)

(Benefit) provision for income taxes	(13,671)	183	(13,456)	915
Consolidated net loss	(32,710)	(12,708)	(42,262)	(22,886)
Net income attributable to noncontrolling interest	131	135	261	315
Net loss attributable to Universal Hospital Services, Inc.	$(32,841)	$(12,843)	$(42,523)	$(23,201)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Consolidated net loss	$(32,710)	$(12,708)	$(42,262)	$(22,886)
Total other comprehensive income	—	—	—	—
Comprehensive loss	(32,710)	(12,708)	(42,262)	(22,886)
Comprehensive income attributable to noncontrolling interest	131	135	261	315
Comprehensive loss attributable to Universal Hospital Services, Inc.	$(32,841)	$(12,843)	$(42,523)	$(23,201)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Consolidated net loss	$(42,262)	$(22,886)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	42,853	41,675
Assets impairment charges	2,025	—
Intangible asset impairment charge	34,900	—
Amortization of intangibles, deferred financing costs and bond premium	7,039	8,227
Non-cash write off of deferred financing cost	—	1,853
Provision for doubtful accounts	85	1,033
Provision for inventory obsolescence	38	95
Non-cash share-based compensation expense - net	538	195
Gain on sales and disposals of equipment	(1,234)	(801)
Deferred income taxes	(13,629)	676
Changes in operating assets and liabilities:
Accounts receivable	810	(321)
Inventories	(476)	(921)
Other operating assets	(1,394)	(792)
Accounts payable	674	(1,465)
Other operating liabilities	2,234	3,639
Net cash provided by operating activities	32,201	30,207
Cash flows from investing activities:
Medical equipment purchases	(34,766)	(28,478)
Property and office equipment purchases	(2,560)	(4,178)
Proceeds from disposition of property and equipment	5,970	1,929
Purchases of noncontrolling interests	(34)	—
Holdback payment related to acquisition	—	(1,655)
Net cash used in investing activities	(31,390)	(32,382)
Cash flows from financing activities:
Proceeds under senior secured credit facility	76,129	43,300
Payments under senior secured credit facility	(69,129)	(36,800)
Payments of principal under capital lease obligations	(3,429)	(4,150)
Payments of floating rate notes	—	(230,000)
Proceeds from issuance of bonds	—	234,025
Accrued interest received from bondholders	—	8,620
Accrued interest paid to bondholders	—	(8,620)
Distributions to noncontrolling interests	(295)	(379)
Dividend and equity distribution payments	(73)	—
Payment of deferred financing costs	—	(4,102)
Change in book overdrafts	(4,014)	281
Net cash (used in) provided by financing activities	(811)	2,175
Net change in cash and cash equivalents	—	—

Cash and cash equivalents at the beginning of period	—	—
Cash and cash equivalents at the end of period	$—	$—

Supplemental cash flow information:
Interest paid	$26,228	$21,620
Income taxes paid	309	332
Non-cash activities:
Medical equipment purchases included in accounts payable (at end of period)	$4,598	$8,008
Capital lease additions	768	4,438

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

The interim consolidated financial statements presented herein as of June 30, 2014, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  These adjustments are all of a normal, recurring nature.  The results of operations for any interim period are not necessarily indicative of results for the full year.

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

A description of our significant accounting policies is included in our 2013 Annual Report on Form 10-K. There have been no material changes to these policies for the quarter ended June 30, 2014.

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

Standard Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in the U.S. GAAP when it becomes effective. The new standard is effective beginning after December 15, 2016 and interim periods within those years. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

3.                                      Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 are summarized in the following table by type of inputs applicable to the fair value measurements:

	Fair Value at June 30, 2014				Fair Value at December 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Contingent Consideration	$—	$—	$177	$177	$—	$—	$215	$215

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

During 2012, we recorded a contingent consideration liability, in the form of an earn-out payment, related to our acquisitions. The contingent consideration payments are based on achieving certain revenue results. The fair value of the liability was estimated using a discounted cash flow approach with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement. The significant inputs in the Level 3 measurement not supported by market activity included our assessments of expected future cash flows during the earn-out period, related to the assets acquired, appropriately discounted considering the uncertainties associated with the obligation, and calculated based on estimated revenues in accordance with the terms of the agreement. During the three months ended June 30, 2014 and 2013, we paid $0.02 and $0.02 million, respectively, in earn-outs. During the six months ended June 30, 2014 and 2013, we paid $0.04 and $0.05 million, respectively, in earn-outs.

The assumptions used in preparing the discounted cash flow analysis included estimates of interest rates and the timing and amount of incremental cash flows.

A reconciliation of the beginning and ending balance for the Level 3 measurement are as follows:

(in thousands)
Balance at December 31, 2013	$215
Payments	(38)
Balance at June 30, 2014	$177

During the three and six months ended June 30, 2014, we recorded $0.8 and $2.0 million, respectively, of impairment charge on certain long-lived assets for which the carrying value of those assets may not be recoverable based upon our estimated cash flows. The fair value of the assets was estimated using a discounted cash flow approach with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement.  There were no asset impairments for the three and six months ended June 30, 2013. The fair value of those assets measured on a nonrecurring basis was $0 million as of June 30, 2014.

During the three and six months ended June 30, 2014, we recorded $34.9 million of intangible asset impairment charge, which was measured at fair value using Level 3 inputs. There were no intangible asset impairment charges for the three and six months ended June 30, 2013. Intangible asset impairment charge recorded during the second quarter of 2014 was discussed in Note 4, Goodwill and Other Intangible Assets.

Fair Value of Other Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts receivable, accounts payable, accrued liabilities and senior secured credit facility, approximates fair value due to their short maturities. The fair value of our outstanding Original Notes and Add-on Notes (each as defined in Note 8, Long-Term Debt) as of June 30, 2014 and December 31, 2013, based on the quoted market price for the same or similar issues of debt, which represents a Level 2 fair value measurement, is approximately:

	June 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value

Original notes - 7.625%	$425.0	$445.2	$425.0	$450.5
Add-on notes - 7.625% (1)	231.9	230.5	232.7	233.2

(1)  The carrying value of the Add-on notes - 7.625% includes unamortized bond premium of $11.9 and $12.7 million as of June 30, 2014 and December 31, 2013, respectively.

4.                                      Goodwill and Other Intangible Assets

Our goodwill as of June 30, 2014 and December 31, 2013, by reporting segment, consists of the following:

	Medical	Clinical
	Equipment	Engineering	Surgical
(in thousands)	Solutions	Solutions	Services	Total

Balance at December 31, 2013	$227,486	$55,655	$52,436	$335,577
Acquisitions	—	—	—	—
Balance at June 30, 2014	$227,486	$55,655	$52,436	$335,577

Our other intangible assets as of June 30, 2014 and December 31, 2013 consist of the following:

	June 30, 2014				December 31, 2013
		Accumulated				Accumulated
(in thousands)	Cost	Amortization	Impairment	Net	Cost	Amortization	Impairment	Net

Finite-life intangibles
Customer relationship	$115,731	$(76,013)	$—	$39,718	$115,731	$(70,964)	$—	$44,767
Supply agreement	26,000	(18,012)	—	7,988	26,000	(16,560)	—	9,440
Technology databases	7,217	(7,217)	—	—	7,217	(7,199)	—	18
Non-compete agreements	780	(459)	—	321	780	(374)	—	406
Favorable lease agreements	134	(134)	—	—	134	(134)	—	—
Total finite-life intangibles	149,862	(101,835)	—	48,027	149,862	(95,231)	—	54,631
Indefinite-life intangibles
Trade names	166,000	—	(34,900)	131,100	166,000	—	—	166,000
Total intangible assets	$315,862	$(101,835)	$(34,900)	$179,127	$315,862	$(95,231)	$—	$220,631

During the second quarter of 2014, the Company became aware of certain events that will have a negative impact on the future financial results of the Company (see Note 17, Subsequent Events).  The Company applies a fair value based impairment test to the net book value of goodwill and intangible assets with indefinite lives on an annual basis and on an interim basis if events or circumstances indicate that an impairment loss may have occurred. The review of indefinite-life intangibles for impairment during the second quarter of 2014 indicated that the carrying value of trade names in the MES segment exceeded its estimated fair values. The Company performed an interim impairment test and recorded a non-cash impairment charge of $34.9 million for the three and six months ended June 30, 2014. As a result of the trade names impairment, the Company’s equity went to a deficit causing the Company to undertake a step 2 goodwill impairment analysis. The preliminary step 2 analysis of the MES goodwill reflects no impairment, and therefore none has been recorded in the second quarter of 2014. The calculation of the preliminary step 2 goodwill analysis contain significant judgments and estimates including weighted average cost of capital, future revenue, profitability, cash flows and fair values of assets and liabilities. The preliminary analysis is subject to finalization which the Company will complete in the third quarter of 2014. The Company believes that the preliminary analysis of the step 2 goodwill is reasonable and represents the Company’s best estimate; however, it is possible that material adjustments to the preliminary estimate may be required as the calculation is finalized. There were no impairment charges during the three and six months ended June 30, 2013 with respect to trade names.

Total amortization expense related to intangible assets was $3.3 and $3.5 million for the three months ended June 30, 2014 and 2013, respectively, and $6.6 and $7.1 million for the six months ended June 30, 2014 and 2013, respectively.

The estimated future amortization expense for identifiable intangible assets during the remainder of 2014 and the next five years is as follows:

(in thousands)

Remainder of 2014	$6,221
2015	11,931
2016	10,807
2017	7,514
2018	5,931
2019	3,364

5.                                      Equity (Deficit)

The following tables represent changes in equity (deficit) that are attributable to our shareholders and noncontrolling interests for the six month periods ended June 30, 2014 and 2013.

			Accumulated
	Additional		Other		Total
	Paid-in	Accumulated	Comprehensive	Noncontrolling	Equity
(in thousands)	Capital	Deficit	Loss	Interests	(Deficit)

Balance at December 31, 2013	$214,505	$(187,901)	$(3,884)	$300	$23,020
Net (loss) income	—	(42,523)	—	261	(42,262)
Cash distributions to noncontrolling interests	—	—	—	(295)	(295)
Purchases of noncontrolling interests	(3)	—	—	(31)	(34)
Balance at June 30, 2014	$214,502	$(230,424)	$(3,884)	$235	$(19,571)

			Accumulated
	Additional		Other
	Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
(in thousands)	Capital	Deficit	Loss	Interests	Equity

Balance at December 31, 2012	$214,481	$(144,864)	$(9,086)	$344	$60,875
Net (loss) income	—	(23,201)	—	315	(22,886)
Cash distributions to noncontrolling interests	—	—	—	(379)	(379)
Balance at June 30, 2013	$214,481	$(168,065)	$(9,086)	$280	$37,610

6.                                      Share-Based Compensation

During the six months ended June 30, 2014, activity under the 2007 Stock Option Plan (the “2007 Stock Option Plan”), of UHS Holdco, Inc., our parent company (“Parent”), was as follows:

(in thousands except exercise price and years)	Number of Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)

Outstanding at December 31, 2013	38,116	$1.17	$9,611	5.5
Granted	—	—
Exercised	—	—
Forfeited or expired	(2,568)	1.40

Outstanding at June 30, 2014	35,548	$1.15	$9,561	4.8

Exercisable at June 30, 2014	27,887	$1.08	$9,523	3.7

Remaining authorized options available for issue	8,138

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

We determine the fair value of stock options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on a straight-line basis over the options’ expected vesting periods. There were no stock options granted during the six months ended June 30, 2014.

Although Parent grants stock options, the Company recognizes compensation expense related to these options since the services are performed for its benefit.  Along with this expense, which is primarily included in Selling, General and Administrative expense, the Company records an offsetting Payable to Parent liability which is not expected to be settled within the next twelve months.

At June 30, 2014, unearned non-cash share-based compensation that we expect to recognize as expense over a weighted average period of 2.2 years totals approximately $3.5 million, net of our estimated forfeiture rate of 2.0%. The expense could be accelerated upon the sale of Parent or the Company.

7.                                      Dividend and Equity Distribution

On June 8, 2011, the Board of Directors declared an equity distribution of $0.12 per option to holders of outstanding options on the Parent’s stock on June 10, 2011 that vested on December 31, 2011, 2012 and 2013 and are scheduled to vest on December 31, 2014 and 2015.

Our consolidated balance sheets as of June 30, 2014 and December 31, 2013 reflect the related current dividend payable and long-term dividend payable included in Payable to Parent for estimated amounts to be paid to holders of options expected to vest on December 31, 2014 through 2015 based on an estimated option forfeiture rate of 2% annually.

8.                                      Long-Term Debt

Long-term debt consists of the following:

	June 30,	December 31,
(in thousands)	2014	2013
Original notes - 7.625%	$425,000	$425,000
Add-on notes - 7.625%	220,000	220,000
Unamortized bond premium	11,920	12,702
Senior secured credit facility	40,000	33,000
Capital lease obligations	17,408	20,069
	714,328	710,771
Less: Current portion of long-term debt	(6,481)	(6,487)
Total long-term debt	$707,847	$704,284

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

In connection with the issuance of the 2012 Notes, we entered into a registration rights agreement with the initial purchasers of the 2012 Notes.  Pursuant to those agreements, we filed Registration Statements on Form S-4 to register the exchanges of the 2012 Notes for fully registered 2012 Notes. Following declaration of effectiveness by the SEC, we completed offers to exchange all of the then outstanding 2012 Notes for an equivalent amount of the 2012 Notes which have been registered under the Securities Act of 1933, as amended. We did not receive any additional proceeds from the exchange offers.

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

As of June 30, 2014, we had $139.6 million of availability under the senior secured credit facility based on a borrowing base of $183.8 million less borrowings of $40.0 million and after giving effect to $4.2 million used for letters of credit.

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

At June 30, 2014, we had $40.0 million of borrowings outstanding of which $33.0 million was accruing interest at a rate of 2.65175% and $7.0 million was accruing interest at a rate of 2.65325%.

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

10.                               Related Party Transactions

Management Agreement

On May 31, 2007, we and Irving Place Capital Merchant Manager III, L.P. (“IPC”) entered into a professional services agreement pursuant to which IPC provides general advisory and management services to us with respect to financial and operating matters.  IPC is a principal owner of Parent, and the following members of our board of directors are associated with IPC:  Michael Feiner, Robert Juneja, and Bret Bowerman. In addition, David Crane, a director, provides consulting services to IPC. The professional services agreement requires us to pay an annual fee for ongoing advisory and management services equal to the greater of $0.5 million or 0.75% of our Adjusted EBITDA (as defined in the professional services agreement) for the immediately preceding fiscal year, payable in quarterly installments. The professional services agreement provides that IPC will be reimbursed for its reasonable out-of-pocket expenses in connection with certain activities undertaken pursuant to the professional services agreement and will be indemnified for liabilities incurred in connection with its role under the professional services agreement, other than for liabilities resulting from its gross negligence or willful misconduct. The term of the professional services agreement commenced on May 31, 2007 and will remain in effect unless and until either party notifies the other of its desire to terminate, we are sold to a third-party purchaser or we consummate a qualified initial public offering, as defined in the professional services agreement. Total professional services fees incurred to IPC were $0.2 and $0.3 million for the three month periods ended June 30, 2014 and 2013, respectively and $0.5 and $0.6 million for the six month periods ended June 30, 2014 and 2013, respectively.

Business Relationship

In the ordinary course of business, we entered into an operating lease for our Minneapolis, Minnesota district service center with Ryan Fund V, LLC (“Ryan”), which began on May 1, 2007.  One member of our board of directors is also a limited partner in Ryan, which has ownership interest in an LLC that owns the property. Total rent expense to Ryan were $0.1 and $0.1 million during the three month periods ended June 30, 2014 and 2013, respectively and $0.2 and $0.2 million during the six month periods ended June 30, 2014 and 2013, respectively.

In the ordinary course of business, we entered into engagement letters with CTPartners, LLC (“CTPartners”) in September of 2012 and January of 2013 to conduct searches for certain executive positions.  One member of our board of directors  is also a director of CTPartners. Total fees incurred to CTPartners was $0.2 and $0.1 million for the three month periods ended June 30, 2014 and 2013, respectively and $0.2 and $0.2 million for the six month periods ended June 30, 2014 and 2013, respectively.

The Company believes that the aforementioned arrangements and relationships were provided in the ordinary course of business.

11.                               Limited Liability Companies

We participate with others in the formation of LLCs in which Surgical Services becomes a partner and shares the financial interest with the other investors. Surgical Services is the primary beneficiary of these LLCs. These LLCs acquire certain medical equipment for use in their respective business activities, which generally focus on surgical procedures. The LLCs will acquire medical equipment for rental purposes under equipment financing leases. At June 30, 2014, the LLCs had approximately $0.5 million of total assets. The third party investors in each respective LLC generally provide the lease financing company with individual proportionate lease guarantees based on their respective ownership percentages in the LLCs. In addition, Surgical Services will provide such financing companies with its corporate guarantee based on its respective ownership interest in each LLC. In certain instances, Surgical Services has provided such financing companies with an overall corporate guarantee in connection with equipment financing transactions. In such instances, the individual investors in each respective LLC will generally indemnify us against losses, if any, incurred in connection with its corporate guarantee. Additionally, we provide operational and administrative support to the LLCs in which it is a partner. As of June 30, 2014, we held interests in six active LLCs.

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

12.                               Segment Information

Our reporting segments consist of Medical Equipment Solutions (“MES”), Clinical Engineering Solutions (“CES”) and Surgical Services (“SS”). Certain operating information for our segments as well as a reconciliation of total Company gross margin to loss before income taxes and noncontrolling interest was as follows:

Medical Equipment Solutions

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues	$72,188	$70,986	$148,910	$146,786
Cost of revenue	32,288	31,611	65,716	63,810
Medical equipment depreciation	17,698	16,944	35,504	33,431
Gross margin	$22,202	$22,431	$47,690	$49,545

Clinical Engineering Solutions

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues	$22,119	$21,912	$44,788	$43,161
Cost of revenue	17,869	16,778	35,784	33,809
Gross margin	$4,250	$5,134	$9,004	$9,352

Surgical Services

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues	$15,059	$14,091	$29,004	$27,402
Cost of revenue	8,236	7,886	16,436	15,254
Medical equipment depreciation	1,397	1,515	2,727	2,925
Gross margin	$5,426	$4,690	$9,841	$9,223

Total Gross Margin and Reconciliation to Loss Before Income Taxes and Noncontrolling Interest

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Total gross margin	$31,878	$32,255	$66,535	$68,120
Selling, general and administrative	29,587	30,653	58,877	60,180
Restructuring, acquisition and integration expenses	512	183	1,820	236
Intangible asset impairment charge	34,900	—	34,900	—
Loss on extinguishment of debt	—	—	—	1,853
Interest expense	13,260	13,944	26,656	27,822
Loss before income taxes and noncontrolling interest	$(46,381)	$(12,525)	$(55,718)	$(21,971)

Total Assets By Reporting Segment

(in thousands)

	June 30,	December 31,
	2014	2013
Medical Equipment Solutions	$640,446	$701,507
Clinical Engineering Solutions	110,810	112,746
Surgical Services	101,560	101,362
Total Company Assets	$852,816	$915,615

The following table provides additional detail on percentage of revenue for each group of similar products sold or services provided in the MES, CES and SS segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

MES
Equipment usage solutions	60.9%	60.0%	61.6%	61.1%
Equipment/disposable sales	5.1	6.3	5.3	6.4
	66.0	66.3	66.9	67.5
CES
Service solutions	20.2	20.5	20.1	19.9
SS
Equipment usage solutions	13.6	13.1	12.8	12.5
Equipment/disposable sales	0.2	0.1	0.2	0.1
	13.8	13.2	13.0	12.6
Total revenues	100.0%	100.0%	100.0%	100.0%

13.                               Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We evaluate the recoverability of our deferred tax assets by scheduling the expected reversals of deferred tax assets and liabilities in order to determine whether net operating loss carry forwards are recoverable prior to expiration and have established a valuation allowance in accordance with ASC Topic 740, “Income Taxes”. The tax benefit for the three and six months ended June 30, 2014 primarily relates to intangible asset impairment charge, partially offset by state minimum fees. The expected tax benefit from operating loss during the three and six months ended June 30, 2014 was offset by the recording of additional valuation allowance. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

At June 30, 2014, the Company had available unused federal net operating loss carryforwards of approximately $206.6 million. The net operating loss carryforwards will expire at various dates from 2020 through 2035.

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

Universal Hospital Services, Inc.

Consolidating Balance Sheets

(in thousands, except share and per share  information)

(unaudited)

	June 30, 2014
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated

Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts	$60,099	$8,673	$—	$68,772
Due from affiliates	30,469	—	(30,469)	—
Inventories	5,265	4,654	—	9,919
Deferred income taxes, net	607	796	—	1,403
Other current assets	5,466	285	—	5,751
Total current assets	101,906	14,408	(30,469)	85,845

Property and equipment:
Medical equipment	554,207	37,662	—	591,869
Property and office equipment	76,505	6,713	—	83,218
Accumulated depreciation	(409,108)	(27,225)	—	(436,333)
Total property and equipment, net	221,604	17,150	—	238,754

Other long-term assets:
Goodwill	283,141	52,436	—	335,577
Investment in subsidiary	53,501	—	(53,501)	—
Other intangibles, net	161,753	17,374	—	179,127
Other, primarily deferred financing costs, net	13,321	192	—	13,513
Total assets	$835,226	$101,560	$(83,970)	$852,816

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$5,188	$1,293	$—	$6,481
Book overdrafts	3,962	1,493	—	5,455
Due to affiliates	—	30,469	(30,469)	—
Accounts payable	20,053	4,066	—	24,119
Accrued compensation	11,717	1,872	—	13,589
Accrued interest	18,825	—	—	18,825
Dividend payable	50	—	—	50
Other accrued expenses	11,721	160	—	11,881
Total current liabilities	71,516	39,353	(30,469)	80,400

Long-term debt, less current portion	706,304	1,543	—	707,847
Pension and other long-term liabilities	6,993	—	—	6,993
Payable to Parent	23,157	—	—	23,157
Deferred income taxes, net	47,059	6,931	—	53,990

Commitments and contingencies

Equity (Deficit)
Common stock	—	—	—	—
Additional paid-in capital	214,505	60,016	(60,019)	214,502
Accumulated deficit	(223,906)	(6,518)	—	(230,424)
Accumulated loss in subsidiary	(6,518)	—	6,518	—
Accumulated other comprehensive loss	(3,884)	—	—	(3,884)
Total Universal Hospital Services, Inc. equity (deficit)	(19,803)	53,498	(53,501)	(19,806)
Noncontrolling interest	—	235	—	235
Total equity (deficit)	(19,803)	53,733	(53,501)	(19,571)
Total liabilities and equity (deficit)	$835,226	$101,560	$(83,970)	$852,816

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

Universal Hospital Services, Inc.

Consolidating Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended June 30, 2014
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Revenue
Medical equipment solutions	$72,188	$—	$—	$72,188
Clinical engineering solutions	22,119	—	—	22,119
Surgical services	—	15,059	—	15,059
Total revenues	94,307	15,059	—	109,366

Cost of Revenue
Cost of medical equipment solutions	32,288	—	—	32,288
Cost of clinical engineering solutions	17,869	—	—	17,869
Cost of surgical services	—	8,236	—	8,236
Medical equipment depreciation	17,698	1,397	—	19,095
Total costs of revenues	67,855	9,633	—	77,488
Gross margin	26,452	5,426	—	31,878

Selling, general and administrative	24,741	4,846	—	29,587
Restructuring, acquisition and integration expenses	512	—	—	512
Intangible asset impairment charge	34,900	—	—	34,900
Operating (loss) income	(33,701)	580	—	(33,121)

Equity in income of subsidiary	(335)	—	335	—
Interest expense	12,734	526	—	13,260
(Loss) income before income taxes and noncontrolling interest	(46,100)	54	(335)	(46,381)

Benefit for income taxes	(13,390)	(281)	—	(13,671)
Consolidated net (loss) income	(32,710)	335	(335)	(32,710)
Net income attributable to noncontrolling interest	—	131	—	131
Net (loss) income attributable to Universal Hospital Services, Inc.	$(32,710)	$204	$(335)	$(32,841)

Universal Hospital Services, Inc.

Consolidating Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended June 30, 2013
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Revenue
Medical equipment solutions	$70,986	$—	$—	$70,986
Clinical engineering solutions	21,912	—	—	21,912
Surgical services	—	14,091	—	14,091
Total revenues	92,898	14,091	—	106,989

Cost of Revenue
Cost of medical equipment solutions	31,611	—	—	31,611
Cost of clinical engineering solutions	16,778	—	—	16,778
Cost of surgical services	—	7,886	—	7,886
Medical equipment depreciation	16,944	1,515	—	18,459
Total costs of revenues	65,333	9,401	—	74,734
Gross margin	27,565	4,690	—	32,255

Selling, general and administrative	25,795	4,858	—	30,653
Restructuring, acquisition and integration expenses	108	75	—	183
Operating income (loss)	1,662	(243)	—	1,419

Equity in loss of subsidiary	553	—	(553)	—
Interest expense	13,375	569	—	13,944
Loss before income taxes and noncontrolling interest	(12,266)	(812)	553	(12,525)

Provision (benefit) for income taxes	442	(259)	—	183
Consolidated net loss	(12,708)	(553)	553	(12,708)
Net income attributable to noncontrolling interest	—	135	—	135
Net loss attributable to Universal Hospital Services, Inc.	$(12,708)	$(688)	$553	$(12,843)

Universal Hospital Services, Inc.

Consolidating Statements of Operations

(in thousands)

(unaudited)

	Six Months Ended June 30, 2014
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Revenue
Medical equipment solutions	$148,910	$—	$—	$148,910
Clinical engineering solutions	44,788	—	—	44,788
Surgical services	—	29,004	—	29,004
Total revenues	193,698	29,004	—	222,702

Cost of Revenue
Cost of medical equipment solutions	65,716	—	—	65,716
Cost of clinical engineering solutions	35,784	—	—	35,784
Cost of surgical services	—	16,436	—	16,436
Medical equipment depreciation	35,504	2,727	—	38,231
Total costs of revenues	137,004	19,163	—	156,167
Gross margin	56,694	9,841	—	66,535

Selling, general and administrative	49,264	9,613	—	58,877
Restructuring, acquisition and integration expenses	1,820	—	—	1,820
Intangible asset impairment charge	34,900	—	—	34,900
Operating (loss) income	(29,290)	228	—	(29,062)

Equity in loss of subsidiary	201	—	(201)	—
Interest expense	25,595	1,061	—	26,656
Loss before income taxes and noncontrolling interest	(55,086)	(833)	201	(55,718)

Benefit for income taxes	(12,824)	(632)	—	(13,456)
Consolidated net loss	(42,262)	(201)	201	(42,262)
Net income attributable to noncontrolling interest	—	261	—	261
Net loss attributable to Universal Hospital Services, Inc.	$(42,262)	$(462)	$201	$(42,523)

Universal Hospital Services, Inc.

Consolidating Statements of Operations

(in thousands)

(unaudited)

	Six Months Ended June 30, 2013
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Revenue
Medical equipment solutions	$146,786	$—	$—	$146,786
Clinical engineering solutions	43,161	—	—	43,161
Surgical services	—	27,402	—	27,402
Total revenues	189,947	27,402	—	217,349

Cost of Revenue
Cost of medical equipment solutions	63,810	—	—	63,810
Cost of clinical engineering solutions	33,809	—	—	33,809
Cost of surgical services	—	15,254	—	15,254
Medical equipment depreciation	33,431	2,925	—	36,356
Total costs of revenues	131,050	18,179	—	149,229
Gross margin	58,897	9,223	—	68,120

Selling, general and administrative	50,685	9,495	—	60,180
Restructuring, acquisition and integration expenses	(129)	365	—	236
Operating income (loss)	8,341	(637)	—	7,704

Equity in loss of subsidiary	1,149	—	(1,149)	—
Loss on extinguishment of debt	1,853	—	—	1,853
Interest expense	26,750	1,072	—	27,822
Loss before income taxes and noncontrolling interest	(21,411)	(1,709)	1,149	(21,971)

Provision (benefit) for income taxes	1,475	(560)	—	915
Consolidated net loss	(22,886)	(1,149)	1,149	(22,886)
Net income attributable to noncontrolling interest	—	315	—	315
Net loss attributable to Universal Hospital Services, Inc.	$(22,886)	$(1,464)	$1,149	$(23,201)

Universal Hospital Services, Inc.

Consolidating Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended June 30, 2014				Six Months Ended June 30, 2014
	Parent	Subsidiary			Parent	Subsidiary
	Issuer	Guarantor	Consolidating		Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated	UHS	Surgical Services	Adjustments	Consolidated

Consolidated net (loss) income	$(32,710)	$335	$(335)	$(32,710)	$(42,262)	$(201)	$201	$(42,262)
Total other comprehensive income	—	—	—	—	—	—	—	—
Comprehensive (loss) income	(32,710)	335	(335)	(32,710)	(42,262)	(201)	201	(42,262)
Comprehensive income attributable to noncontrolling interest	—	131	—	131	—	261	—	261
Comprehensive (loss) income attributable to Universal Hospital Services, Inc.	$(32,710)	$204	$(335)	$(32,841)	$(42,262)	$(462)	$201	$(42,523)

	Three Months Ended June 30, 2013				Six Months Ended June 30, 2013
	Parent	Subsidiary			Parent	Subsidiary
	Issuer	Guarantor	Consolidating		Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated	UHS	Surgical Services	Adjustments	Consolidated
Consolidated net loss	$(12,708)	$(553)	$553	$(12,708)	$(22,886)	$(1,149)	$1,149	$(22,886)
Total other comprehensive income	—	—	—	—	—	—	—	—
Comprehensive loss	(12,708)	(553)	553	(12,708)	(22,886)	(1,149)	1,149	(22,886)
Comprehensive income attributable to noncontrolling interest	—	135	—	135	—	315	—	315
Comprehensive loss attributable to Universal Hospital Services, Inc.	$(12,708)	$(688)	$553	$(12,843)	$(22,886)	$(1,464)	$1,149	$(23,201)

Universal Hospital Services, Inc.

Consolidating Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30, 2014
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Cash flows from operating activities:
Consolidated net loss	$(42,262)	$(201)	$201	$(42,262)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	39,579	3,274	—	42,853
Assets impairment charges	2,025	—	—	2,025
Intangible asset impairment charge	34,900	—	—	34,900
Amortization of intangibles, deferred financing costs and bond premium	5,378	1,661	—	7,039
Equity in loss of subsidiary	201	—	(201)	—
Provision for doubtful accounts	96	(11)	—	85
Provision for inventory obsolescence	(2)	40	—	38
Non-cash share-based compensation expense - net	421	117	—	538
Gain on sales and disposals of equipment	(1,295)	61	—	(1,234)
Deferred income taxes	(12,451)	(1,178)	—	(13,629)
Changes in operating assets and liabilities:
Accounts receivable	1,514	(704)	—	810
Due from (to) affiliates	(2,053)	2,053	—	—
Inventories	624	(1,100)	—	(476)
Other operating assets	(1,384)	(10)	—	(1,394)
Accounts payable	257	417	—	674
Other operating liabilities	2,664	(430)	—	2,234
Net cash provided by operating activities	28,212	3,989	—	32,201
Cash flows from investing activities:
Medical equipment purchases	(31,959)	(2,807)	—	(34,766)
Property and office equipment purchases	(2,413)	(147)	—	(2,560)
Proceeds from disposition of property and equipment	5,970	—	—	5,970
Purchases of noncontrolling interests	—	(34)	—	(34)
Net cash used in investing activities	(28,402)	(2,988)	—	(31,390)
Cash flows from financing activities:
Proceeds under senior secured credit facility	76,129	—	—	76,129
Payments under senior secured credit facility	(69,129)	—	—	(69,129)
Payments of principal under capital lease obligations	(2,750)	(679)	—	(3,429)
Distributions to noncontrolling interests	—	(295)	—	(295)
Dividend and equity distribution payments	(73)	—	—	(73)
Change in book overdrafts	(3,987)	(27)	—	(4,014)
Net cash provided by (used in) financing activities	190	(1,001)	—	(811)
Net change in cash and cash equivalents	—	—	—	—
Cash and cash equivalents at the beginning of period	—	—	—	—
Cash and cash equivalents at the end of period	$—	$—	$—	$—

Universal Hospital Services, Inc.

Consolidating Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30, 2013
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Cash flows from operating activities:
Consolidated net loss	$(22,886)	$(1,149)	$1,149	$(22,886)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	38,393	3,282	—	41,675
Amortization of intangibles, deferred financing costs and bond premium	6,548	1,679	—	8,227
Non-cash write off of deferred financing cost	1,853	—	—	1,853
Equity in loss of subsidiary	1,149	—	(1,149)	—
Provision for doubtful accounts	1,128	(95)	—	1,033
Provision for inventory obsolescence	112	(17)	—	95
Non-cash share-based compensation expense - net	120	75	—	195
Gain on sales and disposals of equipment	(783)	(18)	—	(801)
Deferred income taxes	1,889	(1,213)	—	676
Changes in operating assets and liabilities:
Accounts receivable	(694)	373	—	(321)
Due from (to) affiliates	(3,587)	3,587	—	—
Inventories	(492)	(429)	—	(921)
Other operating assets	(853)	61	—	(792)
Accounts payable	(588)	(877)	—	(1,465)
Other operating liabilities	3,515	124	—	3,639
Net cash provided by operating activities	24,824	5,383	—	30,207
Cash flows from investing activities:
Medical equipment purchases	(25,487)	(2,991)	—	(28,478)
Property and office equipment purchases	(4,042)	(136)	—	(4,178)
Proceeds from disposition of property and equipment	1,909	20	—	1,929
Holdback payment related to acquisition	—	(1,655)	—	(1,655)
Net cash used in investing activities	(27,620)	(4,762)	—	(32,382)
Cash flows from financing activities:
Proceeds under senior secured credit facility	43,300	—	—	43,300
Payments under senior secured credit facility	(36,800)	—	—	(36,800)
Payments of principal under capital lease obligations	(3,486)	(664)	—	(4,150)
Payments of floating rate notes	(230,000)	—	—	(230,000)
Proceeds from issuance of bonds	234,025	—	—	234,025
Accrued interest received from bondholders	8,620	—	—	8,620
Accrued interest paid to bondholders	(8,620)	—	—	(8,620)
Distributions to noncontrolling interests	—	(379)	—	(379)
Payment of deferred financing costs	(4,102)	—	—	(4,102)
Change in book overdrafts	(141)	422	—	281
Net cash provided by (used in) financing activities	2,796	(621)	—	2,175
Net change in cash and cash equivalents	—	—	—	—

Cash and cash equivalents at the beginning of period	—	—	—	—
Cash and cash equivalents at the end of period	$—	$—	$—	$—

15.          Restructuring

We incurred restructuring expense of $0.5 and $0.2 million during the three months ended June 30, 2014 and 2013, respectively and $1.8 and $0.3 million during the six months ended June 30, 2014 and 2013, respectively, the majority of which related to severances and other related expenses. In addition, we recorded $0.4 million during the six months ended June 30, 2013 for cancellation of outstanding stock options for certain terminated employees, which was recorded as reduction to Payable to Parent in the Consolidated Balance Sheets. The restructuring expense impact was recorded under the Corporate and Unallocated segment. As of December 31, 2013, we had $0.3 million of restructuring liability. For the six months ended June 30, 2014, $1.2 million in restructuring charges was paid. An additional provision of $1.8 million was recorded in the first two quarters of 2014 for new severance arrangements and the remaining liability of $0.9 million as of June 30, 2014 is expected to be paid out by the end of the third quarter of 2015 and is included in the Other accrued expenses in the Consolidated Balance Sheets. As of December 31, 2012, we had $4.8 million of restructuring liability. For the six months ended June 30, 2013, we incurred restructuring expense of $0.3 million and $2.9 million in restructuring charges was paid and the remaining $2.1 was a liability as of June 30, 2013.

16.          Concentration

One customer accounted for approximately 14% and 13% of total revenue for the six months ended June 30, 2014 and 2013, respectively.

17.          Subsequent Events

In June 2014, Smith & Nephew announced that it had ceased commercial distribution of the RENASYS Negative Pressure Wound Therapy (“NPWT”) product line in the United States following a request from the FDA to obtain additional regulatory clearances through the premarket notification 510(k) process with respect to certain design modifications made to the RENASYS product line.  Subsequently, the FDA authorized limited distribution by Smith & Nephew of these products under a Certificate of Medical Necessity (“CMN”) program.  The Company is unable to predict when or whether Smith & Nephew will resume full commercial distribution of the RENASYS product line but it has been informed by Smith & Nephew that the 510(k) clearances for these products will take at least three months and probably longer, and that Smith & Nephew is requesting that customers using a CMN transition to alternative NPWT providers by no later than August 31, 2014.  The RENASYS product line generated approximately $24 million in annual revenue for the prior twelve month period from device rental ($14 million) and disposable sales ($10 million) which was included in our MES segment.  The net book value of the equipment approximates $5 million as of the end of June 2014.  The Company is working with our customers to provide alternative solutions. In late July, the Company signed an agreement with a NPWT manufacturer to provide an alternative solution to our customers, and we have already secured over $1 million in annualized rental revenue contracts with our customers.  However, some of our customers have met, or may in the future seek to meet, their NPWT needs directly with other manufacturers or service providers.  The Company’s future financial results will be negatively impacted by the interruption of commercial distribution of the RENASYS product line and we anticipate losing the majority of the disposable portion of our revenue based on the new agreement with an alternative NPWT manufacturer. The gross margin on the disposable portion of the business is significantly lower than the overall MES segment gross margin. The potential impact will be highly dependent upon the outcome of the factors mentioned above.  The Company is currently assessing the financial impact to our business and, while highly sensitive to the outcome of the above factors, the Company estimates the net loss in revenue at $5 to $10 million for the balance of 2014.

In July 2014, the Company was notified that a national group purchasing organization (“GPO”) awarded a sole source agreement to a competitor of the Company, for all peak need rental equipment, therapy surfaces (wound and pulmonary) and bariatric equipment. This GPO currently has agreements for the purchase or rental of this equipment with multiple vendors, including from the Company under agreements that were supposed to expire on September 30, 2014.  Under these agreements, the Company supplies equipment to its GPO member customers.  The Company generated approximately $24 million of business (over the prior twelve month period) in the portions of the business covered under this new agreement which was included in our MES segment.  The Company is working with the national GPO and its members to develop an orderly transition and anticipates that this transition will occur over the next several months. The Company is currently assessing the financial impact to its business and the impact will be dependent upon several factors including the GPO members’ willingness to contract with the Company as a non-contracted vendor and the ability of the new service provider to service all of these GPO members.  The Company’s future results will be negatively impacted by the loss of this agreement and, while highly sensitive to the factors mentioned above, the loss in revenue is estimated at $3 to $6 million for the balance of 2014 and estimated at $15 to $20 million on an annual basis. The Company anticipates either selling or redeploying approximately $6 to $8 million in excess equipment currently supporting the existing business, which will reduce the on-going maintenance capital expenditures.

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

UHS delivers health care solutions through three segments: Medical Equipment Solutions (“MES”), Clinical Engineering Solutions (“CES”) and Surgical Services (“SS”). As of June 30, 2014, we owned or managed over 700,000 units of medical equipment consisting of approximately 450,000 owned or managed units in our MES segment, over 250,000 units of customer-owned equipment we managed in our CES segment and over 4,000 units of owned or managed mobile surgical equipment in our SS segment. Our diverse customer base includes more than 8,000 national, regional and local acute care hospitals and alternate site providers (such as long-term acute care hospitals, skilled nursing facilities, surgery centers, specialty hospitals, nursing homes and home care providers). We also have relationships with more than 200 medical device manufacturers, many of the nation’s largest group purchasing organizations (“GPOs”) and many health system integrated delivery networks (“IDNs”).  All of our solutions leverage our nationwide network of 83 district service centers, six CES Centers of Excellence and an additional seven stand-alone SS service centers, together with our more than 75 years of experience managing and servicing all aspects of medical equipment.  Our fees are paid directly by our customers rather than by direct reimbursement from third-party payors, such as private insurers, Medicare or Medicaid.

We report our financial results in three segments. Our reporting segments consist of MES, CES and SS. We evaluate the performance of our reportable segments based on gross margin. The accounting policies of the individual reportable segments are the same as those of the entire company.

In June 2014, Smith & Nephew announced that it had ceased commercial distribution of the RENASYS Negative Pressure Wound Therapy (“NPWT”) product line in the United States following a request from the FDA to obtain additional regulatory clearances through the premarket notification 510(k) process with respect to certain design modifications made to the RENASYS product line.  Subsequently, the FDA authorized limited distribution by Smith & Nephew of these products under a Certificate of Medical Necessity (“CMN”) program.  The Company is unable to predict when or whether Smith & Nephew will resume full commercial distribution of the RENASYS product line but it has been informed by Smith & Nephew that the 510(k) clearances for these products will take at least three months and probably longer, and that Smith & Nephew is requesting that customers using a CMN transition to alternative NPWT providers by no later than August 31, 2014.  The RENASYS product line generated approximately $24 million in annual revenue for the prior twelve month period from device rental ($14 million) and disposable sales ($10 million) which was included in our MES segment.  The net book value of the equipment approximates $5 million as of the end of June 2014.  The Company is working with our customers to provide alternative solutions. In late July, the Company signed an agreement with a NPWT manufacturer to provide an alternative solution to our customers, and we have already secured over $1 million in annualized rental revenue contracts with our customers.  However, some of our customers have met, or may in the future seek to meet, their NPWT needs directly with other manufacturers or service providers.  The Company’s future financial results will be negatively impacted by the interruption of commercial distribution of the RENASYS product line and we anticipate losing the majority of the disposable portion of our revenue based on the new agreement with an alternative NPWT manufacturer. The gross margin on the disposable portion of the business is significantly lower than the overall MES segment gross margin. The potential impact will be highly dependent upon the outcome of the factors mentioned above.  The Company is currently assessing the financial impact to our business and, while highly sensitive to the outcome of the above factors, the Company estimates the net loss in revenue at $5 to $10 million for the balance of 2014.

In July 2014, the Company was notified that a national group purchasing organization (“GPO”) awarded a sole source agreement to a competitor of the Company, for all peak need rental equipment, therapy surfaces (wound and pulmonary) and bariatric equipment. This GPO currently has agreements for the purchase or rental of this equipment with multiple vendors, including from the Company under agreements that were supposed to expire on September 30, 2014.  Under these agreements, the Company supplies equipment to its GPO member customers.  The Company generated approximately $24 million of business (over the prior twelve month period) in the portions of the business covered under this new agreement which was included in our MES segment.  The Company is working with the national GPO and its members to develop an orderly transition and anticipates that this transition will occur over the next several months. The Company is currently assessing the financial impact to its business and the impact will be dependent upon several factors including the GPO members’ willingness to contract with the Company as a non-contracted vendor and the ability of the new service provider to service all of these GPO members.  The Company’s future results will be negatively impacted by the loss of this agreement and, while highly sensitive to the factors mentioned above, the loss in revenue is estimated at $3 to $6 million for the balance of 2014 and estimated at $15 to $20 million on an annual basis. The Company anticipates either selling or redeploying approximately $6 to $8 million in excess equipment currently supporting the existing business, which will reduce the on-going maintenance capital expenditures.

Medical Equipment Solutions

Our MES segment accounted for $72.2 and $71.0 million, or approximately 66.0% and 66.3% of our revenues, for the three months ended June 30, 2014 and 2013, respectively and $148.9 and $146.8 million, or approximately 66.9% and 67.5% of our revenues, for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, the MES segment owned or managed approximately 450,000 units of medical equipment ranging across hundreds of clinical categories, manufacturers and models.  These solutions are provided primarily to hospitals and other acute care providers for use through their facilities, including the emergency room, operating room, critical care, intensive care, rehabilitation and general patient care areas.

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

We have four primary solutions in our MES segment:

•                  Supplemental and Peak Needs Usage Solutions;

•                  Customized Equipment Agreements Solutions;

•                  360 On-site Managed Solutions; and

•                  Specialty Medical Equipment Sales, Distribution and Disposal Solutions.

Clinical Engineering Solutions

Our CES segment accounted for $22.1 and $21.9 million, or approximately 20.2% and 20.5% of our revenues, for the three months ended June 30, 2014 and 2013, respectively and $44.8 and $43.2 million, or approximately 20.1% and 19.9% of our revenues, for the six months ended June 30, 2014 and 2013, respectively. We offer a broad range of inspection, preventive maintenance, repair, logistic and consulting services through our team of over 360 technicians and professionals located throughout the United States in our nationwide network of service centers.  We managed over 250,000 units of customer owned equipment as of June 30, 2014.  In addition, as of June 30, 2014, we serviced approximately 450,000 units that we own or directly manage.

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

We have three primary solutions in our CES segment:

•                  Supplemental Maintenance and Repair Solutions;

•                  360 On-site Managed Solutions; and

•                  Health Care Technology Advisory Solutions.

Surgical Services

Our SS segment accounted for $15.1 and $14.1 million, or approximately 13.8% and 13.2% of our revenues, for the three months ended June 30, 2014 and 2013, respectively and $29.0 and $27.4 million, or approximately 13.0% and 12.6% of our revenues, for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, we owned or managed over 4,000 units of mobile surgical equipment in our SS segment, primarily used in the practice of general surgery, orthopedic surgery, otolaryngology, urology, obstetrics, gynecology, podiatry, dermatology and plastic/cosmetics.

SS provides high end, state-of-the-art surgical equipment and associated products along with trained and certified Surgical Equipment Technologists (“technologists”) to assist in the procedural operation of the equipment. We provide these services to over 1,000 acute care hospitals and surgery centers through our nationwide network of 83 district service centers and an additional seven stand-alone SS service centers. Our technologists work in the operating room (“O.R.”) and support physicians and O.R. personnel. The services are offered on a per-procedure basis. Our technologists deliver, set up, and create a safe environment for hospital and clinical personnel operating the equipment and provide all necessary disposable materials needed. Our technologists work closely with our customers to confirm that all certifications and credentials meet requirements to provide on-site services. Our technologists also assist customers in the operation of facility-owned assets and supplement the training and staffing of their personnel.  As of June 30, 2014, SS provided solutions in 41 states.

We have two primary solutions in our SS segment:

•                  On-Demand and Scheduled Usage Solutions; and

•                  360 On-site Managed Solutions.

RESULTS OF OPERATIONS

The following discussion addresses:

•                  our financial condition as of June 30, 2014 and

•                  the results of operations for the three-month and six-month periods ended June 30, 2014 and 2013.

This discussion should be read in conjunction with the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in our 2013 Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

The following table provides information on the percentages of certain items of selected financial data compared to total revenues for the three-month and six-month periods ended June 30, 2014 and 2013.  The table below also indicates the percentage increase or decrease over the prior comparable period.

	Percent to Total Revenues		Percent		Percent to Total Revenues		Percent
	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
	2014	2013	(Decrease)		2014	2013	(Decrease)
Revenue
Medical equipment solutions	66.0%	66.3%	1.7%		66.9%	67.5%	1.4%
Clinical engineering solutions	20.2	20.5	0.9		20.1	19.9	3.8
Surgical services	13.8	13.2	6.9		13.0	12.6	5.8
Total revenues	100.0%	100.0%	2.2		100.0%	100.0%	2.5

Cost of Revenue
Cost of medical equipment solutions	29.5	29.5	2.1		29.5	29.4	3.0
Cost of clinical engineering solutions	16.3	15.7	6.5		16.1	15.6	5.8
Cost of surgical services	7.5	7.4	4.4		7.4	7.0	7.7
Medical equipment depreciation	17.5	17.3	3.4		17.2	16.7	5.2
Total costs of revenues	70.8	69.9	3.7		70.2	68.7	4.6
Gross margin	29.2	30.1	(1.2)		29.8	31.3	(2.3)

Selling, general and administrative	27.1	28.7	(3.5)		26.4	27.7	(2.2)
Restructuring, acquisition and integration expenses	0.5	0.2		*	0.8	0.1		*
Intangible asset impairment charge	31.9	—		*	15.7	—		*
Operating income	(30.3)	1.2		*	(13.1)	3.5		*

Loss on extinguishment of debt	—	—		*	—	0.9		*
Interest expense	12.1	13.0	(4.9)		12.0	12.8	(4.2)
Loss before income taxes and noncontrolling interest	(42.4)	(11.8)		*	(25.1)	(10.2)		*

Provision for income taxes	(12.5)	0.2		*	(6.0)	0.4		*
Consolidated net loss	(29.9)%	(12.0)%		*	(19.1)%	(10.6)%		*

*Not meaningful

Consolidated Results of Operations for the three months ended June 30, 2014 compared to the three months ended June 30, 2013

Total Revenue

Total revenue for the three months ended June 30, 2014 was $109.4 million, compared to $107.0 million for the three months ended June 30, 2013, an increase of $2.4 million or 2.2%.  The increase was primarily due to additional revenue in our MES segment related to growth in our 360 On-site Managed Solutions (“360 solutions”) of $4.3 million, partially offset by a decrease in peak need usage revenue of $2.0 million.

Cost of Revenue

Total cost of revenue for the three months ended June 30, 2014 was $77.5 million compared to $74.7 million for the three months ended June 30, 2013, an increase of $2.8 million or 3.7%. The increase was primarily in our MES segment due to an increase in 360 solutions cost of $1.8 million corresponding with the 360 solutions revenue growth and an impairment charge of $0.8 million for under-utilized patient handling equipment.

Gross Margin

Total gross margin for the three months ended June 30, 2014 was $31.9 million, or 29.2% of total revenues, compared to $32.3 million, or 30.1% of total revenues, for the three months ended June 30, 2013, a decrease of $0.4 million or 1.2%.  The decrease in gross margin as a percent of revenue for the quarter was primarily impacted by the asset impairment charge.

Medical Equipment Solutions

(in thousands)

	Three Months Ended
	June 30,
	2014	2013	Change	% Change
Total revenue	$72,188	$70,986	$1,202	1.7%
Cost of revenue	32,288	31,611	677	2.1
Medical equipment depreciation	17,698	16,944	754	4.4
Gross margin	$22,202	$22,431	$(229)	(1.0)

Gross margin %	30.8%	31.6%

Total revenue in the MES segment increased $1.2 million, or 1.7%, to $72.2 million in the second quarter of 2014 as compared to the same period of 2013.  The increase was primarily due to growth in our 360 solutions from both new programs and expansion of existing programs of $4.3 million, partially offset by decreases in peak need usage revenue of $2.0 million, and sales and remarketing revenue of $1.2 million. Many of our 360 Solution customers utilize more than one of our equipment management program offerings in areas such as infusion, patient handling and negative pressure wound therapy. As of June 30, 2014, we had 195 such active programs, up from 181 as of December 31, 2013. Peak need usage revenue was negatively impacted by soft patient census, rate concessions, and, to a lesser extent, conversion of customers to 360 solutions.

Total cost of revenue in the segment increased $0.7 million, or 2.1%, to $32.3 million in the second quarter of 2014 as compared to the same period of 2013.  This increase is due to an increase in costs to support growth in our 360 solutions of $1.8 million largely due to an increase in employee related expense of $1.3 million, partially offset by lower cost of sales for sales and remarketing of $1.2 million.

Medical equipment depreciation increased $0.8 million, or 4.4%, to $17.7 million in the second quarter of 2014 as compared to the same period of 2013. The increase in medical equipment depreciation was primarily due to an impairment charge of $0.8 million for under-utilized patient handling equipment.

Gross margin percentage for the MES segment decreased from 31.6% in the second quarter of 2013 to 30.8% in the same period of 2014. This decrease was primarily attributable to the increase in depreciation related to the impairment charge. Gross margin rate was also impacted by the growth in our 360 solutions, which has a lower margin rate than other medical equipment solutions.

Future revenue will be negatively impacted by the loss of revenues resulting from the pending FDA 510(k) clearances on RENASYS NPWT product line and the loss of the agreement related to a national GPO. See Item 1 of Part I, Note 17, Subsequent Events.

Clinical Engineering Solutions

(in thousands)

	Three Months Ended
	June 30,
	2014	2013	Change	% Change
Total revenue	$22,119	$21,912	$207	0.9%
Cost of revenue	17,869	16,778	1,091	6.5
Gross margin	$4,250	$5,134	$(884)	(17.2)

Gross margin %	19.2%	23.4%

Total revenue in the CES segment increased $0.2 million, or 0.9%, to $22.1 million in the second quarter of 2014 as compared to the same period of 2013. The increase was primarily due to growth in our managed 360 solutions, partially offset with weakness in services supporting key manufacturers. As of June 30, 2014, we had 360 solutions implemented in 139 programs in our CES segment, up from 131 programs as of December 31, 2013.

Total cost of revenue in the segment increased $1.1 million, or 6.5%, to $17.9 million in the second quarter of 2014 as compared to the same period of 2013. The increase is primarily attributable to an increase in employee related costs, repair parts and vendor expenses to support the revenue growth and mix shifts in type of service provided to customers.

Gross margin percentage for the CES segment decreased from 23.4% in the second quarter of 2013 to 19.2% in the same period of 2014. The decrease was primarily due to a higher level of employee related costs, repair parts and vendor expenses on supported equipment. Gross margin percentage will fluctuate based on the variability of third-party vendor expenses in our 360 solutions and supplemental service programs.

Surgical Services

(in thousands)

	Three Months Ended
	June 30,
	2014	2013	Change	% Change
Total revenue	$15,059	$14,091	$968	6.9%
Cost of revenue	8,236	7,886	350	4.4
Medical equipment depreciation	1,397	1,515	(118)	(7.8)
Gross margin	$5,426	$4,690	$736	15.7

Gross margin %	36.0%	33.3%

Total revenue in the SS segment increased $1.0 million, or 6.9%, to $15.1 million in the second quarter of 2014 as compared to the same period of 2013. The increase was driven by organic growth in our surgical services business.

Total cost of revenue in the segment increased $0.4 million, or 4.4%, to $8.2 million in the second quarter of 2014 as compared to the same period of 2013. The increase was primarily attributable to an increase in employee related costs to support growth in our surgical services business of $0.3 million.

Medical equipment depreciation decreased $0.1 million, or 7.8%, to $1.4 million in the second quarter of 2014 as compared to the same period of 2013.

Gross margin percentage for the SS segment increased from 33.3% in the second quarter of 2013 to 36.0% in the same period of 2014. The increase in gross margin percentage was primarily driven by both higher leverage from volume growth and some shift to higher margin modalities.

Selling, General and Administrative, Restructuring, Acqusition and Integration Expenses, Loss on Entinguishment of Debt and Interest Expense

(in thousands)

	Three Months Ended
	June 30,
	2014	2013	Change	% Change
Selling, general and administrative	$29,587	$30,653	$(1,066)	(3.5)%
Restructuring, acquisition and integration expenses	512	183	329	*
Intangible asset impairment charge	34,900	—	34,900	*
Interest expense	13,260	13,944	(684)	(4.9)

*Not meaningful

Selling, General and Administrative

Selling, general and administrative expense decreased $1.1 million, or 3.5%, to $29.6 million for the second quarter of 2014 as compared to the same period of 2013. The decrease was primarily due to decreases in consulting and travel expenses.

Selling, general and administrative expense as a percentage of total revenue was 27.1% and 28.7% for the quarter ended June 30, 2014 and 2013, respectively. The decrease was primarily due to decreases in consulting and travel expenses.

Restructuring, Acquisition and Integration Expenses

Restructuring, acquisition and integration expenses increased $0.3 million for the second quarter of 2014 as compared to the same period of 2013. The increase was primarily due to additional charges to realign the management team.

Intangible Asset Impairment Charge

During the second quarter of 2014, the Company became aware that future financial results of the Company will be negatively impacted by the loss of revenues resulted by pending FDA 510(k) clearances on RENASYS NPWT product line and the loss of the agreement related to a national GPO. The Company applies a fair value based impairment test to the net book value of goodwill and intangible assets with indefinite lives on an annual basis and on an interim basis if events or circumstances indicate that an impairment loss may have occurred. The review of indefinite-life intangibles for impairment during the second quarter of 2014 indicated that the carrying value of trade names in the MES segment exceeded its estimated fair values. As a result, the Company performed an interim impairment test and recorded a preliminary non-cash impairment charge of $34.9 million for the three months ended June 30, 2014. The calculation of the preliminary impairment charge contains significant judgments and estimates including weighted average cost of capital, future revenue, profitability, cash flows and fair values of assets and liabilities. The preliminary impairment charges are subject to finalization which the Company will complete in the third quarter of 2014. The Company believes that the preliminary estimate of the impairment charge is reasonable and represents the Company’s best estimate of the impairment charge to be incurred; however, it is possible that material adjustments to the preliminary estimate may be required as the calculation is finalized.

Interest Expense

Interest expense decreased $0.7 million to $13.3 million for the second quarter of 2014 as compared to the same period of 2013. This decrease was mainly attributable to the decrease in amortization of deferred financing costs combined with an increase in amortization of bond premium.

Income Taxes

Income taxes were a benefit of $13.7 million and an expense of $0.2 million for the three months ended June 30, 2014 and 2013, respectively. The tax benefit for the three months ended June 30, 2014 primarily relates to intangible asset impairment charge, partially offset by state minimum fees. The tax expense for the three months ended June 30, 2013 primarily relates to state minimum fees and amortization of indefinite-life intangibles. The Company will continue to incur deferred tax expense in the future as tax amortization occurs. The expected tax benefit from operating loss during the three months ended June 30, 2014 was offset by the recording of additional valuation allowance. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

Consolidated Net Loss

Consolidated net loss increased $20.0 million to $32.7 million in the second quarter of 2014 as compared to the same period of 2013.  Net loss was impacted primarily by the intangible asset impairment charge recorded in the second quarter of 2014.

Consolidated Results of Operations for the six months ended June 30, 2014 compared to the six months ended June 30, 2013

Total Revenue

Total revenue for the six months ended June 30, 2014 was $222.7 million, compared to $217.3 million for the six months ended June 30, 2013, an increase of $5.4 million or 2.5%.  The increase was primarily due to additional revenue in our MES segment related to growth in our 360 solutions of $8.7 million, partially offset by a decrease in peak need usage revenue of $4.5 million.

Cost of Revenue

Total cost of revenue for the six months ended June 30, 2014 was $156.2 million compared to $149.2 million for the six months ended June 30, 2013, an increase of $7.0 million or 4.6%. The increase was primarily in our MES segment due to an increase in 360 solutions cost of $4.1 million corresponding with the 360 solutions revenue growth and an impairment charge of $2.0 million primarily due to the planned sale of certain pumps and under-utilized patient handling equipment.

Gross Margin

Total gross margin for the six months ended June 30, 2014 was $66.5 million, or 29.8% of total revenues, compared to $68.1 million, or 31.3% of total revenues, for the six months ended June 30, 2013, a decrease of $1.6 million or 2.3%.  The decrease in gross margin as a percent of revenue for the quarter was primarily impacted by the asset impairment charges.

Medical Equipment Solutions

(in thousands)

	Six Months Ended
	June 30,
	2014	2013	Change	% Change
Total revenue	$148,910	$146,786	$2,124	1.4%
Cost of revenue	65,716	63,810	1,906	3.0
Medical equipment depreciation	35,504	33,431	2,073	6.2
Gross margin	$47,690	$49,545	$(1,855)	(3.7)

Gross margin %	32.0%	33.8%

Total revenue in the MES segment increased $2.1 million, or 1.4%, to $148.9 million in the first six months of 2014 as compared to the same period of 2013.  The increase was primarily due to growth in our 360 solutions from both new programs and expansion of existing programs of $8.7 million, partially offset by decreases in peak need usage revenue of $4.5 million, and sales and remarketing revenue of $2.0 million. Many of our 360 Solution customers utilize more than one of our equipment management program offerings in areas such as infusion, patient handling, and negative pressure wound therapy. As of June 30, 2014, we had 195 such active programs, up from 181 as of December 31, 2013. Peak need usage revenue was negatively impacted by soft patient census, rate concessions, and, to a lesser extent, conversion of customers to 360 solutions.

Total cost of revenue in the segment increased $1.9 million, or 3.0%, to $65.7 million in the first six months of 2014 as compared to the same period of 2013.  This increase is due to an increase in costs to support growth in our 360 solutions of $4.1 million largely due to an increase in employee related expense of $2.9 million, partially offset by lower cost of disposable and infant security system sales of $2.2 million.

Medical equipment depreciation increased $2.1 million, or 6.2%, to $35.5 million in the first six months of 2014 as compared to the same period of 2013. The increase in medical equipment depreciation was primarily due to an impairment charge of $2.0 million taken on excess infusion equipment sold in the second quarter of 2014 and under-utilized patient handling equipment charge.

Gross margin percentage for the MES segment decreased from 33.8% in the first six months of 2013 to 32.0% in the same period of 2014. This decrease was primarily attributable to the increase in depreciation related to the impairment charges. Gross margin rate was also impacted by the growth in our 360 solutions, which has a lower margin rate than other medical equipment solutions.

Future revenue will be negatively impacted by the loss of revenues resulting from the pending FDA 510(k) clearances on RENASYS NPWT product line and the loss of the agreement related to a national GPO. See Item 1 of Part I, Note 17, Subsequent Events.

Clinical Engineering Solutions

(in thousands)

	Six Months Ended
	June 30,
	2014	2013	Change	% Change
Total revenue	$44,788	$43,161	$1,627	3.8%
Cost of revenue	35,784	33,809	1,975	5.8
Gross margin	$9,004	$9,352	$(348)	(3.7)

Gross margin %	20.1%	21.7%

Total revenue in the CES segment increased $1.6 million, or 3.8%, to $44.8 million in the first six months of 2014 as compared to the same period of 2013. The increase was primarily due to growth in our managed 360 solutions partially offset by rate concessions. As of June 30, 2014, we had 360 solutions implemented in 139 programs in our CES segment, up from 131 programs as of December 31, 2013.

Total cost of revenue in the segment increased $2.0 million, or 5.8%, to $35.8 million in the first six months of 2014 as compared to the same period of 2013. The increase is primarily attributable to increases in employee related costs, repair parts and vendor expenses to support the revenue growth and mix shifts in type of service provided to customers.

Gross margin percentage for the CES segment decreased from 21.7% in the first six months of 2013 to 20.1% in the same period of 2014. The decrease was primarily due to a higher level of employee related costs, repair parts and vendor expenses on supported equipment. Gross margin percentage will fluctuate based on the variability of third-party vendor expenses in our 360 solutions and supplemental service programs.

Surgical Services

(in thousands)

	Six Months Ended
	June 30,
	2014	2013	Change	% Change
Total revenue	$29,004	$27,402	$1,602	5.8%
Cost of revenue	16,436	15,254	1,182	7.7
Medical equipment depreciation	2,727	2,925	(198)	(6.8)
Gross margin	$9,841	$9,223	$618	6.7

Gross margin %	33.9%	33.7%

Total revenue in the SS segment increased $1.6 million, or 5.8%, to $29.0 million in the first six months of 2014 as compared to the same period of 2013. The increase was driven by organic growth in our surgical services business.

Total cost of revenue in the segment increased $1.2 million, or 7.7%, to $16.4 million in the first six months of 2014 as compared to the same period of 2013. The increase was primarily attributable to an increase in employee-related costs to support growth in our surgical services business of $0.7 million.

Medical equipment depreciation decreased $0.2 million, or 6.8%, to $2.7 million in the first six months of 2014 as compared to the same period of 2013.

Gross margin percentage for the SS segment increased from 33.7% in the first six months of 2013 to 33.9% in the same period of 2014. The increase in gross margin percentage was primarily attributable to lower depreciation expense, higher leverage from volume growth and some shift to higher margin modalities.

Selling, General and Administrative, Restructuring, Acqusition and Integration Expenses, Loss on Entinguishment of Debt and Interest Expense

(in thousands)

	Six Months Ended
	June 30,
	2014	2013	Change	% Change
Selling, general and administrative	$58,877	$60,180	$(1,303)	(2.2)%
Restructuring, acquisition and integration expenses	1,820	236	1,584	*
Intangible asset impairment charge	34,900	—	34,900	*
Loss on extinguishment of debt	—	1,853	(1,853)	*
Interest expense	26,656	27,822	(1,166)	(4.2)

*Not meaningful

Selling, General and Administrative

Selling, general and administrative expense decreased $1.3 million, or 2.2%, to $58.9 million for the first six months of 2014 as compared to the same period of 2013. The decrease was primarily due to a decrease in consulting expense and bad debt expense, partially offset by decreases in other costs.

Selling, general and administrative expense as a percentage of total revenue was 26.4% and 27.7% for the six months ended June 30, 2014 and 2013, respectively.

Restructuring, Acquisition and Integration Expenses

Restructuring, acquisition and integration expenses increased $1.6 million for the first six months of 2014 as compared to the same period of 2013. The increase was primarily due to additional charges to realign the management team.

Intangible Asset Impairment Charge

During the second quarter of 2014, the Company became aware that future financial results of the Company will be negatively impacted by the loss of revenues resulted by pending FDA 510(k) clearances on RENASYS NPWT product line and the loss of the agreement related to a national GPO. The Company applies a fair value based impairment test to the net book value of goodwill and intangible assets with indefinite lives on an annual basis and on an interim basis if events or circumstances indicate that an impairment loss may have occurred. The review of indefinite-life intangibles for impairment during the second quarter of 2014 indicated that the carrying value of trade names in the MES segment exceeded its estimated fair values. As a result, the Company performed an interim impairment test and recorded a preliminary non-cash impairment charge of $34.9 million for the six months ended June 30, 2014. The calculation of the preliminary impairment charge contains significant judgments and estimates including weighted average cost of capital, future revenue, profitability, cash flows and fair values of assets and liabilities. The preliminary impairment charges are subject to finalization which the Company will complete in the third quarter of 2014. The Company believes that the preliminary estimate of the impairment charge is reasonable and represents the Company’s best estimate of the impairment charge to be incurred; however, it is possible that material adjustments to the preliminary estimate may be required as the calculation is finalized.

Loss on Extinguishment of Debt

For the six months ended 2013, we wrote off $1.9 million of unamortized deferred financing costs related to redemption of our floating rate notes.

Interest Expense

Interest expense decreased $1.2 million to $26.7 million for the first six months of 2014 as compared to the same period of 2013. This decrease was mainly attributable to the decrease in amortization of deferred financing costs combined with an increase in amortization of bond premium.

Income Taxes

Income taxes were a benefit of $13.5 million and an expense of $0.9 million for the six months ended June 30, 2014 and 2013, respectively. The tax benefit for the six months ended June 30, 2014 primarily relates to intangible asset impairment charge, partially offset by state minimum fees. The tax expense for the six months ended June 30, 2013 primarily relates to an item to record a deferred tax liability for cumulative adjustments in connection with the tax amortization of indefinite-life goodwill and state minimum fees. The Company will continue to incur deferred tax expense in the future as tax amortization occurs. The expected tax benefit from operating loss during the six months ended June 30, 2014 was offset by the recording of additional valuation allowance. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

Consolidated Net Loss

Consolidated net loss increased $19.4 million to $42.3 million in the first six months of 2014 as compared to the same period of 2013. Net loss was impacted primarily by the intangible asset impairment charge recorded in the second quarter of 2014.

EBITDA

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was $57.1 and $54.3 million for the six months ended June 30, 2014 and 2013, respectively.  EBITDA for the six months ended June 30, 2014, was impacted by growth in our SS segment combined with lower selling, general and administrative expenses and a decrease in loss on extinguishment of debt, partially offset by an increase in restructuring expense.

Future cash flows from operations will be negatively impacted by the loss of revenues resulting from the pending FDA 510(k) clearances on RENASYS NPWT product line and the loss of agreement related to a national GPO. See Item 1 of Part I, Note 17, Subsequent Events.

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

	Six Months Ended
	June 30,
(in thousands)	2014	2013
Net loss attributable to Universal Hospital Services, Inc.	$(42,523)	$(23,201)
Interest expense	26,656	27,822
Provision for income taxes	(13,456)	915
Depreciation, assets impairment and amortization of intangibles	51,482	48,731
Intangible asset impairment charge	34,900	—
EBITDA	$57,059	$54,267

Other Financial Data:
Net cash provided by operating activities	$32,201	$30,207
Net cash used in investing activities	(31,390)	(32,382)
Net cash (used in) provided by financing activities	(811)	2,175

Other Operating Data (as of end of period):
Medical equipment (approximate number of owned outsourcing units)	269,000	274,000
District service centers	83	83
SS stand-alone service centers	7	7
Centers of Excellence	6	6

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

Future cash flows from operations will be negatively impacted by the loss of revenues resulting from the pending FDA 510(k) clearances on RENASYS NPWT product line and the loss of the agreement related to a national GPO. See Item 1 of Part I, Note 17, Subsequent Events.

Net cash provided by operating activities was $32.2 and $30.2 million for the six months ended June 30, 2014 and 2013, respectively. Net cash provided by operating activities increased during the six months ended June 30, 2014 compared to the same period of 2013 primarily impacted by the change in net working capital.

Net cash used in investing activities was $31.4 and $32.4 million for the six months ended June 30, 2014 and 2013, respectively.  The decrease in net cash used in investing activities was primarily due to higher proceeds from sale of medical equipment offset by higher medical equipment purchases to support the growth in 360 solutions during 2014 compared to the same period of 2013.

Net cash (used in) provided by financing activities was $(0.8) and $2.2 million for the six months ended June 30, 2014 and 2013, respectively.  The decrease in net cash provided by financing activities was primarily due to lower net borrowings in 2014 compared to the same period of 2013.

Based on the level of operating performance expected in 2014, we believe our cash from operations and additional borrowings under our senior secured credit facility, will meet our liquidity needs for the foreseeable future, exclusive of any borrowings that we may make to finance potential acquisitions.  However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could be adversely affected.  As of June 30, 2014, we had $139.6 million of availability under the senior secured credit facility based on a borrowing base of $183.8 million less borrowings of $40.0 million and after giving effect to $4.2 million used for letters of credit.  As of June 30, 2013, we had $159.2 million of availability under the senior secured credit facility based on a borrowing base of $197.9 million less borrowings of $34.5 million and after giving effect to $4.2 million used for letters of credit.

Our levels of borrowing are further restricted by the financial covenants set forth in our senior secured credit facility agreement and the 2012 Indenture governing our 2012 Notes, as described in Note 8, Long-Term Debt.

The Company was in compliance with all financial covenants for all periods presented.

RECENT ACCOUNTING PRONOUNCEMENT

See Item 1 of Part I, Note 2, Recent Accounting Pronouncements.

SAFE HARBOR STATEMENT

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: We believe statements in this Quarterly Report on Form 10-Q looking forward in time involve risks and uncertainties.  The following factors, among others, could adversely affect our business, operations and financial condition, causing our actual results to differ materially from those expressed in any forward-looking statements:

•                  our competitors’ activities;

•                  our customers’ patient census or service needs;

•                  global economic conditions’ effect on our customers;

•                  our ability to maintain existing contracts or contract terms and enter new contracts with customers;

•                  uncertainties as to the effect of non-renewal of existing contracts;

•                  consolidation in the health care industry and its effect on prices;

•                  our relationships with key suppliers;

•                  our ability to change the manner in which health care providers procure medical equipment;

•                  the absence of long-term commitments and cancellations by or disputes with customers;

•                  our dependence on key personnel;

•                  our ability to identify and manage acquisitions;

•                  increases in expenses related to our pension plan;

•                  our cash flow fluctuation;

•                  the increased credit risks associated with doing business with home care providers and nursing homes;

•                  the risk of claims associated with medical equipment we outsource and service;

•                  increases costs we cannot pass through;

•                  the failure of any management information system;

•                  the inherent limitations on internal controls of our financial reporting;

•                  the uncertainty surrounding health care reform initiatives;

•                  the federal Privacy law risks;

•                  the federal Anti-Kickback law risks;

•                  changes to third-party payor reimbursement for health care items and services;

•                  potential other new healthcare laws or regulations;

•                  our customers operate in a highly regulated environment;

•                  our fleet’s risk of recalls or obsolescence;

•                  our substantial debt service obligations;

•                  our need for substantial cash to operate and expand our business as planned;

•                  our history of net losses and substantial interest expense; and

•                  the risk factors as set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk arising from adverse changes in interest rates, fuel costs and pension valuation.  We do not enter into derivatives or other financial instruments for speculative purposes.

Interest Rates

We use both fixed and variable rate debt as sources of financing.  At June 30, 2014, we had approximately $714.3 million of total debt outstanding of which $40.0 million was bearing interest at variable rates. Based on variable debt levels at June 30, 2014, a 1.0 percentage point change in interest rates on variable rate debt would have resulted in annual interest expense fluctuating by approximately $0.4 million.

Fuel Costs

We are also exposed to market risks related to changes in the price of gasoline used to fuel our fleet of delivery and sales vehicles.  A hypothetical 10% increase in the first six months of 2014 average price of unleaded gasoline, assuming gasoline usage levels for the six months ended June 30, 2014, would lead to an annual increase in fuel costs of approximately $0.6 million.

Pension

Our pension plan assets, which were approximately $19.6 million at December 31, 2013, are subject to volatility that can be caused by fluctuations in general economic conditions. Continued market volatility and disruption could cause further declines in asset values, and if this occurs, we may need to make additional pension plan contributions and our pension expense in future years may increase. A hypothetical 10% decrease in the fair value of plan assets at December 31, 2013 would lead to a decrease in the funded status of the plan of approximately $2.0 million.

Other Market Risk

As of June 30, 2014, we have no other material exposure to market risk.

Item 4.  Controls and Procedures

(a)           Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.

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

10.1

Mutual Termination Agreement and Release, dated April 2, 2014, between William C. Mixon and Universal Hospital Services, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Security and Exchange Commission on April 18, 2014).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2014

Universal Hospital Services, Inc.

By	/s/ Gary D. Blackford
Gary D. Blackford,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

By	/s/ James B. Pekarek
James B. Pekarek
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)