Form 10-Q
period 2014-09-30
UNIVERSAL HOSPITAL SERVICES INC
filed 2014-11-06
CIK 886171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2014

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 000-20086

UNIVERSAL HOSPITAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0760940
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Number of shares of common stock outstanding as of November 6, 2014:  1,000

Universal Hospital Services, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements — Unaudited

Universal Hospital Services, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share information)

(unaudited)

	September 30,	December 31,
	2014	2013
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts of $1,985 at September 30, 2014 and $2,185 at December 31, 2013	$67,342	$69,667
Inventories	9,761	9,481
Deferred income taxes, net	1,494	1,841
Other current assets	6,546	4,438
Total current assets	85,143	85,427

Property and equipment:
Medical equipment	585,933	584,078
Property and office equipment	83,294	80,696
Accumulated depreciation	(434,717)	(405,443)
Total property and equipment, net	234,510	259,331

Other long-term assets:
Goodwill	335,577	335,577
Other intangibles, net	176,016	220,631
Other, primarily deferred financing costs, net	12,852	14,649
Total assets	$844,098	$915,615

Liabilities and (Deficit) Equity
Current liabilities:
Current portion of long-term debt	$5,777	$6,487
Book overdrafts	4,923	9,469
Accounts payable	30,041	32,502
Accrued compensation	15,457	11,714
Accrued interest	6,562	18,884
Dividend payable	50	73
Other accrued expenses	11,226	11,031
Total current liabilities	74,036	90,160

Long-term debt, less current portion	715,851	704,284
Pension and other long-term liabilities	6,535	7,425
Payable to Parent	23,420	22,669
Deferred income taxes, net	54,165	68,057

Commitments and contingencies (Note 9)

(Deficit) Equity
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Additional paid-in capital	214,494	214,505
Accumulated deficit	(240,712)	(187,901)
Accumulated other comprehensive loss	(3,884)	(3,884)
Total Universal Hospital Services, Inc. (deficit) equity	(30,102)	22,720
Noncontrolling interest	193	300
Total (deficit) equity	(29,909)	23,020
Total liabilities and (deficit) equity	$844,098	$915,615

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue
Medical equipment solutions	$67,861	$68,355	$216,771	$215,141
Clinical engineering solutions	23,717	21,839	68,505	65,000
Surgical services	14,887	14,084	43,890	41,486
Total revenues	106,465	104,278	329,166	321,627

Cost of Revenue
Cost of medical equipment solutions	32,204	31,107	97,919	94,918
Cost of clinical engineering solutions	18,670	16,310	54,454	50,120
Cost of surgical services	7,982	7,921	24,418	23,175
Medical equipment depreciation	17,766	18,314	55,996	54,670
Total costs of revenues	76,622	73,652	232,787	222,883
Gross margin	29,843	30,626	96,379	98,744

Selling, general and administrative	26,539	27,070	85,416	87,246
Restructuring, acquisition and integration expenses	—	—	1,820	236
Intangible asset impairment charge	—	—	34,900	—
Operating income (loss)	3,304	3,556	(25,757)	11,262

Loss on extinguishment of debt	—	—	—	1,853
Interest expense	13,264	13,834	39,922	41,657
Loss before income taxes and noncontrolling interest	(9,960)	(10,278)	(65,679)	(32,248)

Provision (benefit) for income taxes	225	(1,313)	(13,232)	(398)
Consolidated net loss	(10,185)	(8,965)	(52,447)	(31,850)
Net income attributable to noncontrolling interest	103	216	364	532
Net loss attributable to Universal Hospital Services, Inc.	$(10,288)	$(9,181)	$(52,811)	$(32,382)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Consolidated net loss	$(10,185)	$(8,965)	$(52,447)	$(31,850)
Total other comprehensive income	—	—	—	—
Comprehensive loss	(10,185)	(8,965)	(52,447)	(31,850)
Comprehensive income attributable to noncontrolling interest	103	216	364	532
Comprehensive loss attributable to Universal Hospital Services, Inc.	$(10,288)	$(9,181)	$(52,811)	$(32,382)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Consolidated net loss	$(52,447)	$(31,850)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	64,120	63,157
Assets impairment charges	2,025	—
Intangible asset impairment charge	34,900	—
Amortization of intangibles, deferred financing costs and bond premium	10,359	12,017
Non-cash write off of deferred financing cost	—	1,853
Provision for doubtful accounts	658	1,216
Provision for inventory obsolescence	(27)	22
Non-cash share-based compensation expense - net	801	609
Gain on sales and disposals of equipment	(1,791)	(1,070)
Deferred income taxes	(13,545)	733
Changes in operating assets and liabilities:
Accounts receivable	1,667	75
Inventories	(253)	(989)
Other operating assets	(2,137)	(199)
Accounts payable	221	(755)
Other operating liabilities	(9,274)	(9,341)
Net cash provided by operating activities	35,277	35,478
Cash flows from investing activities:
Medical equipment purchases	(44,563)	(39,799)
Property and office equipment purchases	(3,610)	(6,327)
Proceeds from disposition of property and equipment	6,996	2,632
Purchases of noncontrolling interests	(46)	—
Holdback payment related to acquisition	—	(1,655)
Net cash used in investing activities	(41,223)	(45,149)
Cash flows from financing activities:
Proceeds under senior secured credit facility	123,400	82,900
Payments under senior secured credit facility	(107,200)	(66,700)
Payments of principal under capital lease obligations	(5,199)	(5,679)
Payments of floating rate notes	—	(230,000)
Proceeds from issuance of bonds	—	234,025
Accrued interest received from bondholders	—	8,620
Accrued interest paid to bondholders	—	(8,620)
Distributions to noncontrolling interests	(436)	(528)
Dividend and equity distribution payments	(73)	—
Payment of deferred financing costs	—	(4,116)
Change in book overdrafts	(4,546)	(231)
Net cash provided by financing activities	5,946	9,671
Net change in cash and cash equivalents	—	—

Cash and cash equivalents at the beginning of period	—	—
Cash and cash equivalents at the end of period	$—	$—

Supplemental cash flow information:
Interest paid	$51,528	$47,296
Income taxes paid	318	320
Non-cash activities:
Medical equipment purchases included in accounts payable (at end of period)	$10,973	$6,894
Capital lease additions	1,038	9,174

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.Basis of Presentation

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

The interim consolidated financial statements presented herein as of September 30, 2014, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  These adjustments are all of a normal, recurring nature.  The results of operations for any interim period are not necessarily indicative of results for the full year.

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

A description of our significant accounting policies is included in our 2013 Annual Report on Form 10-K. There have been no material changes to these policies for the quarter ended September 30, 2014.

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

Reclassifications

Certain amounts in the 2013 Consolidated Statements of Operations have been reclassified to conform with the 2014 presentation.

2.Recent Accounting Pronouncements

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

Standards Not Yet Adopted

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

In August 2014, the FASB issued ASU No. 2014-15 Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern  (“ASU 2014-15”), which requires management to evaluate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern and whether or not it is probable that the entity will be unable to meet its obligations as they become due within one year after the date the financial statements are issued. The new standard is effective beginning after December 15, 2016 and interim periods within those years. Early adoption is permitted. We are evaluating the effect that ASU 2014-15 will have on our consolidated financial statements and related disclosures.

3.Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 are summarized in the following table by type of inputs applicable to the fair value measurements:

	Fair Value at September 30, 2014				Fair Value at December 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Contingent Consideration	$—	$—	$158	$158	$—	$—	$215	$215

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

During 2012, we recorded a contingent consideration liability, in the form of an earn-out payment, related to our acquisitions. The contingent consideration payments are based on achieving certain revenue results. The fair value of the liability was estimated using a discounted cash flow approach with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement.  The significant inputs in the Level 3 measurement not supported by market activity included our assessments of expected future cash flows during the earn-out period, related to the assets acquired, appropriately discounted considering the uncertainties associated with the obligation, and calculated based on estimated revenues in accordance with the terms of the agreement. During the three months ended September 30, 2014 and 2013, we paid $0.02 and $0.02 million, respectively, in earn-outs.  During the nine months ended September 30, 2014 and 2013, we paid $0.06 and $0.07 million, respectively, in earn-outs.

The assumptions used in preparing the discounted cash flow analysis included estimates of interest rates and the timing and amount of incremental cash flows.

A reconciliation of the beginning and ending balance for the Level 3 measurement are as follows:

(in thousands)
Balance at December 31, 2013	$215
Payments	(57)
Balance at September 30, 2014	$158

During the three and nine months ended September 30, 2014, we recorded $0 and  $2.0 million, respectively, of impairment charge on certain long-lived assets for which the carrying value of those assets may not be recoverable based upon our estimated cash flows. The fair value of the assets was estimated using a discounted cash flow approach with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement.  There were no assets impairments for the three and nine months ended September 30, 2013. The fair value of those assets measured on a nonrecurring basis was $0 million as of September 30, 2014.

During the three and nine months ended September 30, 2014, we recorded $0 and $34.9 million of intangible asset impairment charge. The fair value of the intangible asset was estimated using an income approach with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement. There were no intangible asset impairment charges for the three and nine months ended September 30, 2013. Intangible asset impairment charge recorded during the second quarter of 2014 is discussed in Note 4, Goodwill and Other Intangible Assets.

Fair Value of Other Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts receivable, accounts payable, accrued liabilities and senior secured credit facility, approximates fair value due to their short maturities. The fair value of our outstanding Original Notes and Add-on Notes (each as defined in Note 8, Long-Term Debt) as of September 30, 2014 and December 31, 2013, based on the quoted market price for the same or similar issues of debt, which represents a Level 2 fair value measurement, is approximately:

	September 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value

Original notes - 7.625%	$425.0	$399.5	$425.0	$450.5
Add-on notes - 7.625% (1)	231.5	206.8	232.7	233.2

(1) The carrying value of the Add-on notes - 7.625% includes unamortized bond premium of $11.5 and $12.7 million as of September 30, 2014 and December 31, 2013, respectively.

4.Goodwill and Other Intangible Assets

Our goodwill as of September 30, 2014 and December 31, 2013, by reporting segment, consists of the following:

	Medical	Clinical
	Equipment	Engineering	Surgical
(in thousands)	Solutions	Solutions	Services	Total

Balance at December 31, 2013	$227,486	$55,655	$52,436	$335,577
Acquisitions	—	—	—	—
Balance at September 30, 2014	$227,486	$55,655	$52,436	$335,577

Our other intangible assets as of September 30, 2014 and December 31, 2013 consist of the following:

	September 30, 2014				December 31, 2013
		Accumulated				Accumulated
(in thousands)	Cost	Amortization	Impairment	Net	Cost	Amortization	Impairment	Net

Finite-life intangibles
Customer relationship	$115,731	$(78,358)	$—	$37,373	$115,731	$(70,964)	$—	$44,767
Supply agreement	26,000	(18,738)	—	7,262	26,000	(16,560)	—	9,440
Technology databases	7,217	(7,217)	—	—	7,217	(7,199)	—	18
Non-compete agreements	780	(499)	—	281	780	(374)	—	406
Favorable lease agreements	134	(134)	—	—	134	(134)	—	—
Total finite-life intangibles	149,862	(104,946)	—	44,916	149,862	(95,231)	—	54,631
Indefinite-life intangibles
Trade names	166,000	—	(34,900)	131,100	166,000	—	—	166,000
Total intangible assets	$315,862	$(104,946)	$(34,900)	$176,016	$315,862	$(95,231)	$—	$220,631

During the second quarter of 2014, the Company became aware of certain events that will have a negative impact on the future financial results of the Company. The Company applies a fair value based impairment test to the net book value of goodwill and intangible assets with indefinite lives on an annual basis and on an interim basis if events or circumstances indicate that an impairment loss may have occurred. The review of indefinite-life intangibles for impairment during the second quarter of 2014 indicated that the carrying value of trade names in the MES segment exceeded its estimated fair values. The Company performed an interim impairment test and recorded a non-cash impairment charge of $34.9 million in the second quarter of 2014. As a result of the trade names impairment, the Company’s equity went to a deficit causing the Company to undertake a step 2 goodwill impairment analysis. The preliminary step 2 analysis of the MES goodwill reflects no impairment, and therefore none has been recorded in the second quarter of 2014. The calculation of the preliminary step 2 goodwill analysis contained significant judgments and estimates including weighted average cost of capital, future revenue, profitability, cash flows and fair values of assets and liabilities. The finalization of the step 2 analysis and the result of the third quarter impairment review resulted in no changes to or additional impairment charges.  There were no impairment charges during the three and nine months ended September 30, 2013 with respect to trade names.

Total amortization expense related to intangible assets were $3.1 and $3.4 million for the three months ended September 30, 2014 and 2013, respectively and $9.7 and $10.4 million for the nine months ended September 30, 2014 and 2013, respectively.

The estimated future amortization expense for identifiable intangible assets during the remainder of 2014 and the next five years is as follows:

(in thousands)

Remainder of 2014	$3,110
2015	11,931
2016	10,807
2017	7,514
2018	5,931
2019	3,364

5.Equity (Deficit)

The following tables represent changes in equity (deficit) that are attributable to our shareholders and noncontrolling interests for the nine month periods ended September 30, 2014 and 2013.

			Accumulated
	Additional		Other		Total
	Paid-in	Accumulated	Comprehensive	Noncontrolling	Equity
(in thousands)	Capital	Deficit	Loss	Interests	(Deficit)

Balance at December 31, 2013	$214,505	$(187,901)	$(3,884)	$300	$23,020
Net (loss) income	—	(52,811)	—	364	(52,447)
Cash distributions to noncontrolling interests	—	—	—	(436)	(436)
Purchases of noncontrolling interests	(11)	—	—	(35)	(46)
Balance at September 30, 2014	$214,494	$(240,712)	$(3,884)	$193	$(29,909)

			Accumulated
	Additional		Other
	Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
(in thousands)	Capital	Deficit	Loss	Interests	Equity

Balance at December 31, 2012	$214,481	$(144,864)	$(9,086)	$344	$60,875
Net (loss) income	—	(32,382)	—	532	(31,850)
Cash distributions to noncontrolling interests	—	—	—	(528)	(528)
Balance at September 30, 2013	$214,481	$(177,246)	$(9,086)	$348	$28,497

6.Share-Based Compensation

During the nine months ended September 30, 2014, activity under the 2007 Stock Option Plan (the “2007 Stock Option Plan”), of UHS Holdco, Inc., our parent company (“Parent”), was as follows:

				Weighted
				average
		Weighted		remaining
		average	Aggregate	contractual
(in thousands except exercise price and years)	Number of Options	exercise price	intrinsic value	term (years)

Outstanding at December 31, 2013	38,116	$1.17	$9,611	5.5
Granted	—	—
Exercised	—	—
Forfeited or expired	(3,749)	1.38

Outstanding at September 30, 2014	34,367	$1.15	$9,478	4.4

Exercisable at September 30, 2014	26,764	$1.07	$9,444	3.3

Remaining authorized options available for issue	9,319

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

We determine the fair value of stock options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on a straight-line basis over the options’ expected vesting periods. There were no stock options granted during the nine months ended September 30, 2014.

Although Parent grants stock options, the Company recognizes compensation expense related to these options since the services are performed for its benefit.  Along with this expense, which is primarily included in Selling, General and Administrative expense, the Company records an offsetting Payable to Parent liability which is not expected to be settled within the next twelve months.

At September 30, 2014, unearned non-cash share-based compensation that we expect to recognize as expense over a weighted average period of 1.9 years totals approximately $3.2 million, net of our estimated forfeiture rate of 2.0%. The expense could be accelerated upon the sale of Parent or the Company.

7.Dividend and Equity Distribution

On June 8, 2011, the Board of Directors declared an equity distribution of $0.12 per option to holders of outstanding options on the Parent’s stock on June 10, 2011 that vested on December 31, 2011, 2012 and 2013 and are scheduled to vest on December 31, 2014 and 2015.

Our consolidated balance sheets as of September 30, 2014 and December 31, 2013 reflect the related current dividend payable and long-term dividend payable included in Payable to Parent for estimated amounts to be paid to holders of options expected to vest on December 31, 2014 through 2015 based on an estimated option forfeiture rate of 2% annually.

8.Long-Term Debt

Long-term debt consists of the following:

	September 30,	December 31,
(in thousands)	2014	2013
Original notes - 7.625%	$425,000	$425,000
Add-on notes - 7.625%	220,000	220,000
Unamortized bond premium	11,520	12,702
Senior secured credit facility	49,200	33,000
Capital lease obligations	15,908	20,069
	721,628	710,771
Less: Current portion of long-term debt	(5,777)	(6,487)
Total long-term debt	$715,851	$704,284

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

Our 2012 Notes are subject to certain debt covenants which are described below under the heading “2012 Indenture”.

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

As of September 30, 2014, we had $129.4 million of availability under the senior secured credit facility based on a borrowing base of $182.2 million less borrowings of $49.2 million and after giving effect to $3.6 million used for letters of credit.

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

At September 30, 2014, we had $49.2 million of borrowings outstanding of which $44.0 million was accruing interest at a rate of 2.6536%, $3.0 million was accruing interest at a rate of 2.6535% and $2.2 million was accruing interest at a rate of 4.75%.

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

9.Commitments and Contingencies

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

10.Related Party Transactions

Management Agreement

On May 31, 2007, we and Irving Place Capital Merchant Manager III, L.P. (“IPC”) entered into a professional services agreement pursuant to which IPC provides general advisory and management services to us with respect to financial and operating matters.  IPC is a principal owner of Parent, and the following members of our board of directors are associated with IPC:  Michael Feiner, Robert Juneja, and Bret Bowerman. In addition, David Crane, a director, provides certain services to IPC. The professional services agreement requires us to pay an annual fee for ongoing advisory and management services equal to the greater of $0.5 million or 0.75% of our Adjusted EBITDA (as defined in the professional services agreement) for the immediately preceding fiscal year, payable in quarterly installments. The professional services agreement provides that IPC will be reimbursed for its reasonable out-of-pocket expenses in connection with certain activities undertaken pursuant to the professional services agreement and will be indemnified for liabilities incurred in connection with its role under the professional services agreement, other than for liabilities resulting from its gross negligence or willful misconduct. The term of the professional services agreement commenced on May 31, 2007 and will remain in effect unless and until either party notifies the other of its desire to terminate, we are sold to a third-party purchaser or we consummate a qualified initial public offering, as defined in the professional services agreement. Total professional services fees incurred to IPC were $0.3 and $0.3 million for the three month periods ended September 30, 2014 and 2013, respectively,  and $0.7 and $0.8 million for the nine month periods ended September 30, 2014 and 2013, respectively.

Business Relationship

In the ordinary course of business, we entered into an operating lease for our Minneapolis, Minnesota district service center with Ryan Fund V, LLC (“Ryan”), which began on May 1, 2007.  One member of our board of directors is also a limited partner in Ryan which has ownership interest in an LLC that owns the property. Total rent expense to Ryan were $0.1 and $0.1 million during the three month periods ended September 30, 2014 and 2013, respectively,  and $0.3 and $0.3 million during the nine month periods ended September 30, 2014 and 2013, respectively.

In the ordinary course of business, we entered into engagement letters with CTPartners, LLC (“CTPartners”) during 2012 through 2014 to conduct searches for certain executive positions.  One member of our board of directors is also a director of CTPartners. Total fees incurred to CTPartners was $0.1 and $0 million for the three month periods ended September 30, 2014 and 2013, respectively, and $0.3 and $0.2 million during the nine month periods ended September 30, 2014 and 2013, respectively.

The Company believes that the aforementioned arrangements and relationships were provided in the ordinary course of business.

11.Limited Liability Companies

We participate with others in the formation of LLCs in which Surgical Services becomes a partner and shares the financial interest with the other investors. Surgical Services is the primary beneficiary of these LLCs. These LLCs acquire certain medical equipment for use in their respective business activities, which generally focus on surgical procedures. The LLCs will acquire medical equipment for rental purposes under equipment financing leases. At September 30, 2014, the LLCs had approximately $0.4 million of total assets. The third party investors in each respective LLC generally provide the lease financing company with individual proportionate lease guarantees based on their respective ownership percentages in the LLCs. In addition, Surgical Services will provide such financing companies with its corporate guarantee based on its respective ownership interest in each LLC. In certain instances, Surgical Services has provided such financing companies with an overall corporate guarantee in connection with equipment financing transactions. In such instances, the individual investors in each respective LLC will generally indemnify us against losses, if any, incurred in connection with its corporate guarantee. Additionally, we provide operational and administrative support to the LLCs in which it is a partner. As of September 30, 2014, we held interests in six active LLCs.

In accordance with guidance issued by the FASB, we account for equity investments in LLCs (in which we are the primary beneficiary) under the full consolidation method whereby transactions between Surgical Services and the LLCs have been eliminated through consolidation.

12.Segment Information

Our reporting segments consist of Medical Equipment Solutions (“MES”), Clinical Engineering Solutions (“CES”) and Surgical Services (“SS”). Certain operating information for our segments as well as a reconciliation of total Company gross margin to loss before income taxes and noncontrolling interest was as follows:

Medical Equipment Solutions

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	$67,861	$68,355	$216,771	$215,141
Cost of revenue	32,204	31,107	97,919	94,918
Medical equipment depreciation	16,340	17,189	51,843	50,620
Gross margin	$19,317	$20,059	$67,009	$69,603

Clinical Engineering Solutions

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	$23,717	$21,839	$68,505	$65,000
Cost of revenue	18,670	16,310	54,454	50,120
Gross margin	$5,047	$5,529	$14,051	$14,880

Surgical Services

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	$14,887	$14,084	$43,890	$41,486
Cost of revenue	7,982	7,921	24,418	23,175
Medical equipment depreciation	1,426	1,125	4,153	4,050
Gross margin	$5,479	$5,038	$15,319	$14,261

Total Gross Margin and Reconciliation to Loss Before Income Taxes and Noncontrolling Interest

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Total gross margin	$29,843	$30,626	$96,379	$98,744
Selling, general and administrative	26,539	27,070	85,416	87,246
Restructuring, acquisition and integration expenses	—	—	1,820	236
Intangible asset impairment charge	—	—	34,900	—
Loss on extinguishment of debt	—	—	—	1,853
Interest expense	13,264	13,834	39,922	41,657
Loss before income taxes and noncontrolling interest	$(9,960)	$(10,278)	$(65,679)	$(32,248)

Total Assets By Reporting Segment

(in thousands)

	September 30,	December 31,
	2014	2013
Medical Equipment Solutions	$633,461	$701,507
Clinical Engineering Solutions	111,021	112,746
Surgical Services	99,616	101,362
Total Company Assets	$844,098	$915,615

The following table provides additional detail on percentage of revenue for each group of similar products sold or services provided in the MES, CES and SS segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

MES
Equipment usage solutions	59.8%	59.8%	61.1%	60.7%
Equipment/disposable sales	3.9	5.8	4.8	6.2
	63.7	65.6	65.9	66.9
CES
Service solutions	22.3	20.9	20.8	20.2
SS
Equipment usage solutions	13.8	13.4	13.1	12.8
Equipment/disposable sales	0.2	0.1	0.2	0.1
	14.0	13.5	13.3	12.9
Total revenues	100.0%	100.0%	100.0%	100.0%

13.Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We evaluate the recoverability of our deferred tax assets by scheduling the expected reversals of deferred tax assets and liabilities in order to determine whether net operating loss carry forwards are recoverable prior to expiration and have established a valuation allowance in accordance with ASC Topic 740,  “Income Taxes”. The tax expense for the three months ended September 30, 2014 primarily relates to state minimum fees. The tax benefit for the nine months ended September 30, 2014 primarily relates to intangible asset impairment charge, partially offset by state minimum fees. The expected tax benefit from operating loss during the three and nine months ended September 30, 2014 was offset by the recording of additional valuation allowance. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

At September 30, 2014, the Company had available unused federal net operating loss carryforwards of approximately $207.3 million. The net operating loss carryforwards will expire at various dates from 2020 through 2035.

14.Consolidating Financial Statements

In accordance with the provisions of the 2012 Indenture, as a 100%-owned subsidiary of UHS, Surgical Services has jointly and severally guaranteed all the Company’s Obligations (as defined in the 2012 Indenture) on a full and unconditional basis. Consolidating financial information of UHS and the guarantor is presented on the following pages.

Universal Hospital Services, Inc.

Consolidating Balance Sheets

(in thousands, except share and per share  information)

(unaudited)

	September 30, 2014
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts	$59,260	$8,082	$—	$67,342
Due from affiliates	31,003	—	(31,003)	—
Inventories	5,310	4,451	—	9,761
Deferred income taxes, net	394	1,100	—	1,494
Other current assets	6,201	345	—	6,546
Total current assets	102,168	13,978	(31,003)	85,143

Property and equipment:
Medical equipment	547,501	38,432	—	585,933
Property and office equipment	76,548	6,746	—	83,294
Accumulated depreciation	(406,019)	(28,698)	—	(434,717)
Total property and equipment, net	218,030	16,480	—	234,510

Other long-term assets:
Goodwill	283,141	52,436	—	335,577
Investment in subsidiary	53,287	—	(53,287)	—
Other intangibles, net	159,463	16,553	—	176,016
Other, primarily deferred financing costs, net	12,683	169	—	12,852
Total assets	$828,772	$99,616	$(84,290)	$844,098

Liabilities and (Deficit) Equity
Current liabilities:
Current portion of long-term debt	$5,083	$694	$—	$5,777
Book overdrafts	4,332	591	—	4,923
Due to affiliates	—	31,003	(31,003)	—
Accounts payable	27,160	2,881	—	30,041
Accrued compensation	12,643	2,814	—	15,457
Accrued interest	6,562	—	—	6,562
Dividend payable	50	—	—	50
Other accrued expenses	11,095	131	—	11,226
Total current liabilities	66,925	38,114	(31,003)	74,036

Long-term debt, less current portion	714,031	1,820	—	715,851
Pension and other long-term liabilities	6,535	—	—	6,535
Payable to Parent	23,420	—	—	23,420
Deferred income taxes, net	47,952	6,213	—	54,165

Commitments and contingencies

(Deficit) Equity
Common stock	—	—	—	—
Additional paid-in capital	214,505	60,008	(60,019)	214,494
Accumulated deficit	(233,980)	(6,732)	—	(240,712)
Accumulated loss in subsidiary	(6,732)	—	6,732	—
Accumulated other comprehensive loss	(3,884)	—	—	(3,884)
Total Universal Hospital Services, Inc. (deficit) equity	(30,091)	53,276	(53,287)	(30,102)
Noncontrolling interest	—	193	—	193
Total (deficit) equity	(30,091)	53,469	(53,287)	(29,909)
Total liabilities and (deficit) equity	$828,772	$99,616	$(84,290)	$844,098

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

Universal Hospital Services, Inc.

Consolidating Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended September 30, 2014
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Revenue
Medical equipment solutions	$67,861	$—	$—	$67,861
Clinical engineering solutions	23,717	—	—	23,717
Surgical services	—	14,887	—	14,887
Total revenues	91,578	14,887	—	106,465

Cost of Revenue
Cost of medical equipment solutions	$32,204	—	—	32,204
Cost of clinical engineering solutions	18,670	—	—	18,670
Cost of surgical services	—	7,982	—	7,982
Medical equipment depreciation	16,340	1,426	—	17,766
Total costs of revenues	67,214	9,408	—	76,622
Gross margin	24,364	5,479	—	29,843

Selling, general and administrative	21,467	5,072	—	26,539
Operating income	2,897	407	—	3,304

Equity in loss of subsidiary	111	—	(111)	—
Interest expense	12,726	538	—	13,264
Loss before income taxes and noncontrolling interest	(9,940)	(131)	111	(9,960)

Provision (benefit) for income taxes	245	(20)	—	225
Consolidated net loss	(10,185)	(111)	111	(10,185)
Net income attributable to noncontrolling interest	—	103	—	103
Net loss attributable to Universal Hospital Services, Inc.	$(10,185)	$(214)	$111	$(10,288)

Universal Hospital Services, Inc.

Consolidating Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended September 30, 2013
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Revenue
Medical equipment solutions	$68,355	$—	$—	$68,355
Clinical engineering solutions	21,839	—	—	21,839
Surgical services	—	14,084	—	14,084
Total revenues	90,194	14,084	—	104,278

Cost of Revenue
Cost of medical equipment solutions	$31,107	—	—	31,107
Cost of clinical engineering solutions	16,310	—	—	16,310
Cost of surgical services	—	7,921	—	7,921
Medical equipment depreciation	17,189	1,125	—	18,314
Total costs of revenues	64,606	9,046	—	73,652
Gross margin	25,588	5,038	—	30,626

Selling, general and administrative	22,393	4,677	—	27,070
Operating income	3,195	361	—	3,556

Equity in income of subsidiary	(1,104)	—	1,104	—
Interest expense	13,314	520	—	13,834
Loss before income taxes and noncontrolling interest	(9,015)	(159)	(1,104)	(10,278)

Benefit for income taxes	(50)	(1,263)	—	(1,313)
Consolidated net (loss) income	(8,965)	1,104	(1,104)	(8,965)
Net income attributable to noncontrolling interest	—	216	—	216
Net (loss) income attributable to Universal Hospital Services, Inc.	$(8,965)	$888	$(1,104)	$(9,181)

Universal Hospital Services, Inc.

Consolidating Statements of Operations

(in thousands)

(unaudited)

	Nine Months Ended September 30, 2014
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Revenue
Medical equipment solutions	$216,771	$—	$—	$216,771
Clinical engineering solutions	68,505	—	—	68,505
Surgical services	—	43,890	—	43,890
Total revenues	285,276	43,890	—	329,166

Cost of Revenue
Cost of medical equipment solutions	$97,919	—	—	97,919
Cost of clinical engineering solutions	54,454	—	—	54,454
Cost of surgical services	—	24,418	—	24,418
Medical equipment depreciation	51,843	4,153	—	55,996
Total costs of revenues	204,216	28,571	—	232,787
Gross margin	81,060	15,319	—	96,379

Selling, general and administrative	70,732	14,684	—	85,416
Restructuring, acquisition and integration expenses	1,820	—	—	1,820
Intangible asset impairment charge	34,900	—	—	34,900
Operating (loss) income	(26,392)	635	—	(25,757)

Equity in loss of subsidiary	312	—	(312)	—
Interest expense	38,322	1,600	—	39,922
Loss before income taxes and noncontrolling interest	(65,026)	(965)	312	(65,679)

Benefit for income taxes	(12,579)	(653)	—	(13,232)
Consolidated net loss	(52,447)	(312)	312	(52,447)
Net income attributable to noncontrolling interest	—	364	—	364
Net loss attributable to Universal Hospital Services, Inc.	$(52,447)	$(676)	$312	$(52,811)

Universal Hospital Services, Inc.

Consolidating Statements of Operations

(in thousands)

(unaudited)

	Nine Months Ended September 30, 2013
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Revenue
Medical equipment solutions	$215,141	$—	$—	$215,141
Clinical engineering solutions	65,000	—	—	65,000
Surgical services	—	41,486	—	41,486
Total revenues	280,141	41,486	—	321,627

Cost of Revenue
Cost of medical equipment solutions	$94,918	—	—	94,918
Cost of clinical engineering solutions	50,120	—	—	50,120
Cost of surgical services	—	23,175	—	23,175
Medical equipment depreciation	50,620	4,050	—	54,670
Total costs of revenues	195,658	27,225	—	222,883
Gross margin	84,483	14,261	—	98,744

Selling, general and administrative	73,076	14,170	—	87,246
Restructuring, acquisition and integration expenses	(129)	365	—	236
Operating income (loss)	11,536	(274)	—	11,262

Equity in loss of subsidiary	44	—	(44)	—
Loss on extinguishment of debt	1,853	—	—	1,853
Interest expense	40,064	1,593	—	41,657
Loss before income taxes and noncontrolling interest	(30,425)	(1,867)	44	(32,248)

Provision (benefit) for income taxes	1,425	(1,823)	—	(398)
Consolidated net loss	(31,850)	(44)	44	(31,850)
Net income attributable to noncontrolling interest	—	532	—	532
Net loss attributable to Universal Hospital Services, Inc.	$(31,850)	$(576)	$44	$(32,382)

Universal Hospital Services, Inc.

Consolidating Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended September 30, 2014				Nine Months Ended September 30, 2014
	Parent	Subsidiary			Parent	Subsidiary
	Issuer	Guarantor	Consolidating		Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated	UHS	Surgical Services	Adjustments	Consolidated

Consolidated net loss	$(10,185)	$(111)	$111	$(10,185)	$(52,447)	$(312)	$312	$(52,447)
Total other comprehensive income	—	—	—	—	—	—	—	—
Comprehensive loss	(10,185)	(111)	111	(10,185)	(52,447)	(312)	312	(52,447)
Comprehensive income attributable to noncontrolling interest	—	103	—	103	—	364	—	364
Comprehensive loss attributable to Universal Hospital Services, Inc.	$(10,185)	$(214)	$111	$(10,288)	$(52,447)	$(676)	$312	$(52,811)

	Three Months Ended September 30, 2013				Nine Months Ended September 30, 2013
	Parent	Subsidiary			Parent	Subsidiary
	Issuer	Guarantor	Consolidating		Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated	UHS	Surgical Services	Adjustments	Consolidated
Consolidated net (loss) income	$(8,965)	$1,104	$(1,104)	$(8,965)	$(31,850)	$(44)	$44	$(31,850)
Total other comprehensive income	—	—	—	—	—	—	—	—
Comprehensive (loss) income	(8,965)	1,104	(1,104)	(8,965)	(31,850)	(44)	44	(31,850)
Comprehensive income attributable to noncontrolling interest	—	216	—	216	—	532	—	532
Comprehensive (loss) income attributable to Universal Hospital Services, Inc.	$(8,965)	$888	$(1,104)	$(9,181)	$(31,850)	$(576)	$44	$(32,382)

Universal Hospital Services, Inc.

Consolidating Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30, 2014
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Cash flows from operating activities:
Consolidated net loss	$(52,447)	$(312)	$312	$(52,447)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	59,139	4,981	—	64,120
Assets impairment charges	2,025	—	—	2,025
Intangible assets impairment charge	34,900	—	—	34,900
Amortization of intangibles, deferred financing costs and bond premium	7,877	2,482	—	10,359
Equity in loss of subsidiary	312	—	(312)	—
Provision for doubtful accounts	661	(3)	—	658
Provision for inventory obsolescence	(16)	(11)	—	(27)
Non-cash share-based compensation expense - net	626	175	—	801
Gain on sales and disposals of equipment	(1,776)	(15)	—	(1,791)
Deferred income taxes	(11,345)	(2,200)	—	(13,545)
Changes in operating assets and liabilities:
Accounts receivable	1,788	(121)	—	1,667
Due from (to) affiliates	(2,529)	2,529	—	—
Inventories	593	(846)	—	(253)
Other operating assets	(2,090)	(47)	—	(2,137)
Accounts payable	498	(277)	—	221
Other operating liabilities	(9,757)	483	—	(9,274)
Net cash provided by operating activities	28,459	6,818	—	35,277
Cash flows from investing activities:
Medical equipment purchases	(40,270)	(4,293)	—	(44,563)
Property and office equipment purchases	(3,420)	(190)	—	(3,610)
Proceeds from disposition of property and equipment	6,919	77	—	6,996
Purchases of noncontrolling interests	—	(46)	—	(46)
Net cash used in investing activities	(36,771)	(4,452)	—	(41,223)
Cash flows from financing activities:
Proceeds under senior secured credit facility	123,400	—	—	123,400
Payments under senior secured credit facility	(107,200)	—	—	(107,200)
Payments of principal under capital lease obligations	(4,198)	(1,001)	—	(5,199)
Distributions to noncontrolling interests	—	(436)	—	(436)
Dividend and equity distribution payments	(73)	—	—	(73)
Change in book overdrafts	(3,617)	(929)	—	(4,546)
Net cash provided by (used in) financing activities	8,312	(2,366)	—	5,946
Net change in cash and cash equivalents	—	—	—	—
Cash and cash equivalents at the beginning of period	—	—	—	—
Cash and cash equivalents at the end of period	$—	$—	$—	$—

Universal Hospital Services, Inc.

Consolidating Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30, 2013
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Cash flows from operating activities:
Consolidated net loss	$(31,850)	$(44)	$44	$(31,850)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	58,531	4,626	—	63,157
Amortization of intangibles, deferred financing costs and bond premium	9,499	2,518	—	12,017
Non-cash write off of deferred financing cost	1,853	—	—	1,853
Equity in loss of subsidiary	44	—	(44)	—
Provision for doubtful accounts	1,377	(161)	—	1,216
Provision for inventory obsolescence	64	(42)	—	22
Non-cash share-based compensation expense - net	452	157	—	609
Gain on sales and disposals of equipment	(1,055)	(15)	—	(1,070)
Deferred income taxes	1,595	(862)	—	733
Changes in operating assets and liabilities:
Accounts receivable	(299)	374	—	75
Due from (to) affiliates	(2,490)	2,490	—	—
Inventories	100	(1,089)	—	(989)
Other operating assets	(283)	84	—	(199)
Accounts payable	(419)	(336)	—	(755)
Other operating liabilities	(8,039)	(1,302)	—	(9,341)
Net cash provided by operating activities	29,080	6,398	—	35,478
Cash flows from investing activities:
Medical equipment purchases	(36,895)	(2,904)	—	(39,799)
Property and office equipment purchases	(6,008)	(319)	—	(6,327)
Proceeds from disposition of property and equipment	2,612	20	—	2,632
Holdback payment related to acquisition	—	(1,655)	—	(1,655)
Net cash used in investing activities	(40,291)	(4,858)	—	(45,149)
Cash flows from financing activities:
Proceeds under senior secured credit facility	82,900	—	—	82,900
Payments under senior secured credit facility	(66,700)	—	—	(66,700)
Payments of principal under capital lease obligations	(4,659)	(1,020)	—	(5,679)
Payments of floating rate notes	(230,000)	—	—	(230,000)
Proceeds from issuance of bonds	234,025	—	—	234,025
Accrued interest received from bondholders	8,620	—	—	8,620
Accrued interest paid to bondholders	(8,620)	—	—	(8,620)
Distributions to noncontrolling interests	—	(528)	—	(528)
Payment of deferred financing costs	(4,116)	—	—	(4,116)
Change in book overdrafts	(239)	8	—	(231)
Net cash provided by (used in) financing activities	11,211	(1,540)	—	9,671
Net change in cash and cash equivalents	—	—	—	—
Cash and cash equivalents at the beginning of period	—	—	—	—
Cash and cash equivalents at the end of period	$—	$—	$—	$—

15.Restructuring

We incurred restructuring expense of $1.8 and $0.2 million during the nine months ended September 30, 2014 and 2013, respectively, the majority of which related to severances and other related expenses. We incurred no restructuring expense during the three months ended September 30, 2014 and 2013. In addition, we recorded $0.4 million during the nine months ended September 30, 2013 for cancellation of outstanding stock options for certain terminated employees, which was recorded as reduction to Payable to Parent in the Consolidated Balance Sheets. The restructuring expense impact was recorded under the Corporate and Unallocated segment. As of December 31, 2013, we had $0.3 million of restructuring liability. For the nine months ended September 30, 2014, $1.5 million in restructuring charges was paid. An additional provision of $1.8 million was recorded in the first three quarters of 2014 for new severance arrangements and the remaining liability of $0.6 million as of September 30, 2014 is expected to be paid out by the end of the third quarter of 2015 and is included in the Other accrued expenses in the Consolidated Balance Sheets. As of December 31, 2012, we had $4.8 million of restructuring liability. For the nine months ended September 30, 2013, we incurred restructuring expense of $0.2 million and $4.2 million in restructuring charges was paid and the remaining $0.8 was a liability as of September 30, 2013.

16.Concentration

One customer accounted for approximately 14% of total revenue for the nine months ended September 30, 2014 and 2013.

17. Subsequent Events

On October 24, 2014, Timothy W. Kuck resigned from his position as Executive Vice President, Strategy and Business Development of the Company effective November 1, 2014.  In connection with his resignation, Mr. Kuck has entered into a mutual termination agreement (“MTA”) with the Company effective November 1, 2014.  This MTA includes customary non-competition and release provisions in exchange for separation payments totaling approximately $346,245 along with other benefits.  In addition, Mr. Kuck will receive a payment totaling approximately $232,291, which represents a pro-rated portion of the incentive compensation for the fiscal year ending December 31, 2014 for which he was eligible under the terms of the Company’s Executive Incentive Program (“EIP”), to be paid in accordance with the Company’s normal year-end procedure.

Effective November 4, 2014, the Compensation Committee of our Board of Directors recommended, and the board of directors (the “Parent Board”) of Parent, approved, an amendment (the “Amendment”) to the 2007 Stock Option Plan to remove the 2007 Stock Option Plan’s mandatory ten year limit on the duration of stock options. In addition, the Compensation Committee recommended, and the Parent Board approved, unilateral amendments to certain outstanding stock option agreements. These amendments extend the expiration date of such options to November 4, 2024 and reset the option exercise price at $0.71 per share, which was the fair market value of Parent’s common stock on the amendment date as determined by a third party valuation obtained by the Parent Board. The original options were granted from June 18, 2007 to May 21, 2013 with exercise prices ranging from $1.00 to $1.83. The Amendment to the 2007 Stock Option Plan and the amendments to the individual options do not change the number of options granted, the vesting commencement date, the vesting schedules or any continued service requirements. The amendment will result in additional stock compensation expense estimated at $2 to $3 million, of which approximately $1 million will be recognized in 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the accompanying consolidated financial statements and notes.

BUSINESS OVERVIEW

Our Company

Universal Hospital Services, Inc. (“we”, “our”, “us”, the “Company”, or “UHS”) is a leading nationwide provider of health care technology management and service solutions to the United States health care industry. We provide our customers comprehensive health care technology management, service and clinical solutions that we believe help reduce capital and operating expenses, increase medical equipment and staff productivity, and support improved patient safety and outcomes.

We commenced operations in 1939, originally incorporated in Minnesota in 1954 and reincorporated in Delaware in 2001. All of our outstanding capital stock is owned by UHS Holdco, Inc. (“Parent”), which acquired the Company in a recapitalization in May 2007.  Parent is owned by affiliates of Irving Place Capital Merchant Manager III, L.P. (“IPC”) and certain members of our management.

UHS delivers health care solutions through three segments: Medical Equipment Solutions (“MES”), Clinical Engineering Solutions (“CES”) and Surgical Services (“SS”). As of September 30, 2014, we owned or managed over 700,000 units of medical equipment consisting of approximately 450,000 owned or managed units in our MES segment, over 250,000 units of customer-owned equipment we managed in our CES segment and over 4,000 units of owned or managed mobile surgical equipment in our SS segment. Our diverse customer base includes more than 8,000 national, regional and local acute care hospitals and alternate site providers (such as long-term acute care hospitals, skilled nursing facilities, surgery centers, specialty hospitals, nursing homes and home care providers). We also have relationships with more than 200 medical device manufacturers, many of the nation’s largest group purchasing organizations (“GPOs”) and many health system integrated delivery networks (“IDNs”).  All of our solutions leverage our nationwide network of 84 district service centers, five CES Centers of Excellence and an additional seven stand-alone SS service centers, together with our more than 75 years of experience managing and servicing all aspects of medical equipment.  Our fees are paid directly by our customers rather than by direct reimbursement from third-party payors, such as private insurers, Medicare or Medicaid.

We report our financial results in three segments. Our reporting segments consist of MES, CES and SS. We evaluate the performance of our reportable segments based on gross margin. The accounting policies of the individual reportable segments are the same as those of the entire company.

In June 2014, Smith & Nephew announced that it had ceased commercial distribution of the RENASYS Negative Pressure Wound Therapy (“NPWT”) product line in the United States following a request from the FDA to obtain additional regulatory clearances through the premarket notification 510(k) process with respect to certain design modifications made to the RENASYS product line.  Subsequently, the FDA authorized limited distribution by Smith & Nephew of these products under a Certificate of Medical Necessity (“CMN”) program.  The Company is unable to predict when or whether Smith & Nephew will resume full commercial distribution of the RENASYS product line but it has been informed by Smith & Nephew that the 510(k) clearances for these products will take at least three months and probably longer, and that Smith & Nephew is requesting that customers using a CMN transition to alternative NPWT providers by no later than August 31, 2014.  The RENASYS product line generated approximately $24 million in annual revenue for the prior twelve month period ended June 30, 2014 from device rental ($14 million) and disposable sales ($10 million) which was included in our MES segment.  The net book value of the equipment approximates $4 million as of the end of September 2014.  The Company is working with our customers to provide alternative solutions. In late July, the Company signed an agreement with a NPWT manufacturer to provide an alternative solution to our customers, and we have secured over $3 million in annualized rental revenue contracts with our customers.  However, many of our customers have met, or may in the future seek to meet, their NPWT needs directly with other manufacturers or service providers.  The Company’s future financial results will be negatively impacted by the interruption of commercial distribution of the RENASYS product line and we anticipate losing the majority of the disposable portion of our revenue based on the new agreement with an alternative NPWT manufacturer. The gross margin on the disposable portion of the business is significantly lower than the overall MES segment gross margin. The potential impact will be highly dependent upon the outcome of the factors mentioned above.  The Company is currently assessing the financial impact to our business and, while highly sensitive to the outcome of the above factors, the Company estimates the net loss in revenue at $7 to $9 million for 2014.

In July 2014, the Company was notified that a national group purchasing organization (“GPO”) awarded a sole source agreement to a competitor of the Company, for all peak need rental equipment, therapy surfaces (wound and pulmonary) and bariatric equipment. This GPO currently has agreements for the purchase or rental of this equipment with multiple vendors, including from the Company under agreements that are expiring December 31, 2014.  Under these agreements, the Company supplies equipment to its GPO member customers.  The Company generated approximately $26 million of business (over the prior twelve month period ended September 30) in the portions of the business covered under this new agreement which was included in our MES segment.  In addition, the Company also maintains certain 360 solutions with customers that are members of this GPO.  The Company is working with the national GPO and its members to develop an orderly transition and anticipates that this transition will occur over the next several months. The Company is currently assessing the financial impact to its business and the impact will be dependent upon several factors including the GPO members’ willingness to contract with the Company as a non-contracted vendor and the ability of the new service provider to service all of these GPO members.  The Company’s future results will be negatively impacted by the loss of this agreement and, while highly sensitive to the factors mentioned above, the loss in revenue is estimated at $2 to $4 million for the balance of 2014 and estimated at $15 to $20 million on an annual basis. The Company anticipates either selling or redeploying approximately $6 to $8 million in excess equipment currently supporting the existing business, which will reduce the on-going maintenance capital expenditures.

Medical Equipment Solutions

Our MES segment accounted for $67.9 and $68.4 million, or approximately 63.7% and 65.6% of our revenues, for the three months ended September 30, 2014 and 2013, respectively and $216.8 and $215.1 million, or approximately 65.9% and 66.9% of our revenues, for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, the MES segment owned or managed approximately 450,000 units of medical equipment ranging across hundreds of clinical categories, manufacturers and models.  These solutions are provided primarily to hospitals and other acute care providers for use through their facilities, including the emergency room, operating room, critical care, intensive care, rehabilitation and general patient care areas.

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

Clinical Engineering Solutions

Our CES segment accounted for $23.7 and $21.8 million, or approximately 22.3% and 20.9% of our revenues, for the three months ended September 30, 2014 and 2013, respectively and $68.5 and $65.0 million, or approximately 20.8% and 20.2% of our revenues, for the nine months ended September 30, 2014 and 2013, respectively. We offer a broad range of inspection, preventive maintenance, repair, logistic and consulting services through our team of over 370 technicians and professionals located throughout the United States in our nationwide network of service centers.  We managed over 250,000 units of customer owned equipment as of September 30, 2014.  In addition, as of September 30, 2014, we serviced approximately 450,000 units that we own or directly manage.

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

Surgical Services

Our SS segment accounted for $14.9 and $14.1 million, or approximately 14.0% and 13.5% of our revenues, for the three months ended September 30, 2014 and 2013, respectively and $43.9 and $41.5 million, or approximately 13.3% and 12.9% of our revenues, for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, we owned or managed over 4,000 units of mobile surgical equipment in our SS segment, primarily used in the practice of general surgery, orthopedic surgery, otolaryngology, urology, obstetrics, gynecology, podiatry, dermatology and plastic/cosmetics.

SS provides high end, state-of-the-art surgical equipment and associated products along with trained and certified Surgical Equipment Technologists (“technologists”) to assist in the procedural operation of the equipment. We provide these services to over 1,000 acute care hospitals and surgery centers through our nationwide network of 84 district service centers and an additional seven stand-alone SS service centers. Our technologists work in the operating room (“O.R.”) and support physicians and O.R. personnel. The services are offered on a per-procedure basis. Our technologists deliver, set up, and create a safe environment for hospital and clinical personnel operating the equipment and provide all necessary disposable materials needed. Our technologists work closely with our customers to confirm that all certifications and credentials meet requirements to provide on-site services. Our technologists also assist customers in the operation of facility-owned assets and supplement the training and staffing of their personnel.  As of September 30, 2014, SS provided solutions in 42 states.

We have two primary solutions in our SS segment:

•	On-Demand and Scheduled Usage Solutions; and
•	360 On-site Managed Solutions.

RESULTS OF OPERATIONS

The following discussion addresses:

•	our financial condition as of September 30, 2014 and
•	the results of operations for the three-month and nine-month periods ended September 30, 2014 and 2013.

This discussion should be read in conjunction with the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in our 2013 Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

The following table provides information on the percentages of certain items of selected financial data compared to total revenues for the three-month and nine-month periods ended September 30, 2014 and 2013.  The table below also indicates the percentage increase or decrease over the prior comparable period.

	Percent to Total Revenues		Percent	Percent to Total Revenues		Percent
	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)
Revenue
Medical equipment solutions	63.7%	65.6%	(0.7)%	65.9%	66.9%	0.8%
Clinical engineering solutions	22.3	20.9	8.6	20.8	20.2	5.4
Surgical services	14.0	13.5	5.7	13.3	12.9	5.8
Total revenues	100.0%	100.0%	2.1	100.0%	100.0%	2.3

Cost of Revenue
Cost of medical equipment solutions	30.2	29.8	3.5	29.7	29.5	3.2
Cost of clinical engineering solutions	17.5	15.6	14.5	16.5	15.6	8.6
Cost of surgical services	7.5	7.6	0.8	7.4	7.2	5.4
Medical equipment depreciation	16.7	17.6	(3.0)	17.0	17.0	2.4
Total costs of revenues	71.9	70.6	4.0	70.6	69.3	4.4
Gross margin	28.1	29.4	(2.6)	29.4	30.7	(2.4)

Selling, general and administrative	24.9	26.0	(2.0)	25.9	27.1	(2.1)
Restructuring, acquisition and integration expenses	—	—	*	0.6	0.1	*
Intangible asset impairment charge	—	—	*	10.6	—	*
Operating income (loss)	3.2	3.4	*	(7.7)	3.5	*

Loss on extinguishment of debt	—	—	*	—	0.6	*
Interest expense	12.5	13.3	(4.1)	12.1	13.0	(4.2)
Loss before income taxes and noncontrolling interest	(9.3)	(9.9)	*	(19.8)	(10.1)	*

Provision (benefit) for income taxes	0.2	(1.3)	*	(4.0)	(0.1)	*
Consolidated net loss	(9.5)%	(8.6)%	*	(15.8)%	(10.0)%	*

*Not meaningful

Consolidated Results of Operations for the three months ended September 30, 2014 compared to the three months ended September 30, 2013

Total Revenue

Total revenue for the three months ended September 30, 2014 was $106.5 million, compared to $104.3 million for the three months ended September 30, 2013, an increase of $2.2 million or 2.1%.  The increase was primarily due to additional revenue in our MES segment related to growth in our 360 On-site Managed Solutions (“360 solutions”) of $3.4 million and growth in our CES segment of $1.9 million related to growth in our 360 solutions. These increases were partially offset by the decline in NPWT device rental and disposable sales due to the interruption of Smith & Nephew commercial distribution of the RENASYS product line.

Cost of Revenue

Total cost of revenue for the three months ended September 30, 2014 was $76.6 million compared to $73.7 million for the three months ended September 30, 2013, an increase of $2.9 million or 4.0%. The increase was primarily in our MES segment due to an increase in 360 solutions cost of $2.6 million and an increase in our CES 360 solutions cost of $1.7 corresponding with the 360 solutions revenue growth of $5.3 million.

Gross Margin

Total gross margin for the three months ended September 30, 2014 was $29.8 million, or 28.1% of total revenues, compared to $30.6 million, or 29.4% of total revenues, for the three months ended September 30, 2013, a decrease of $0.8 million or 2.6%.  The decrease in gross margin as a percent of revenue for the quarter was primarily impacted by business mix with CES growth and an increase in repair and maintenance and service cost for certain program offerings.

Medical Equipment Solutions

(in thousands)

	Three Months Ended
	September 30,
	2014	2013	Change	% Change
Total revenue	$67,861	$68,355	$(494)	(0.7)%
Cost of revenue	32,204	31,107	1,097	3.5
Medical equipment depreciation	16,340	17,189	(849)	(4.9)
Gross margin	$19,317	$20,059	$(742)	(3.7)

Gross margin %	28.5%	29.3%

Total revenue in the MES segment decreased $0.5 million, or 0.7%, to $67.9  million in the third quarter of 2014 as compared to the same period of 2013.  The decrease was primarily due to growth in our 360 solutions from both new programs and expansion of existing programs of $3.4 million, which was offset by a decrease related to the decline in NPWT device rental and disposable sales due to the interruption of Smith & Nephew commercial distribution of the RENASYS product line of approximately $3.0 million. Many of our 360 Solution customers utilize more than one of our equipment management program offerings in areas such as infusion, patient handling and negative pressure wound therapy. As of September 30, 2014, we had 203 such active programs, up from 181 as of December 31, 2013.

Total cost of revenue in the segment increased $1.1 million, or 3.5%, to $32.2 million in the third quarter of 2014 as compared to the same period of 2013.  This increase is due to an increase in costs to support growth in our 360 solutions of $2.6 million largely due to an increase in employee related expense of $1.3 million and an increase in repair and maintenance and service cost for certain program offerings, partially offset by lower cost of disposables.

Medical equipment depreciation decreased $0.8 million, or 4.9%, to $16.3 million in the third quarter of 2014 as compared to the same period of 2013. The decrease in medical equipment depreciation was primarily due to reduced depreciation rate resulting from disposals of certain medical equipment.

Gross margin percentage for the MES segment decreased from 29.3% in the third quarter of 2013 to 28.5% in the same period of 2014. Gross margin rate was impacted by an increase in repair and maintenance and service cost for certain program offerings, as well as growth in our 360 solutions, which has a lower margin rate than other medical equipment solutions.

Future revenue will be negatively impacted by the loss of revenues resulting from the pending FDA 510(k) clearances on RENASYS NPWT product line and the loss of the agreement related to a national GPO.

Clinical Engineering Solutions

(in thousands)

	Three Months Ended
	September 30,
	2014	2013	Change	% Change
Total revenue	$23,717	$21,839	$1,878	8.6%
Cost of revenue	18,670	16,310	2,360	14.5
Gross margin	$5,047	$5,529	$(482)	(8.7)

Gross margin %	21.3%	25.3%

Total revenue in the CES segment increased $1.9 million, or 8.6%, to $23.7 million in the third quarter of 2014 as compared to the same period of 2013. The increase was primarily due to growth in our managed 360 solutions, partially offset with weakness in services supporting key manufacturers. As of September 30, 2014, we had 360 solutions implemented in 142 programs in our CES segment, up from 131 programs as of December 31, 2013.

Total cost of revenue in the segment increased $2.4 million, or 14.5%, to $18.7 million in the third quarter of 2014 as compared to the same period of 2013. The increase is primarily attributable to an increase in vendor expenses to support the revenue growth and mix shifts in type of service provided to customers.

Gross margin percentage for the CES segment decreased from 25.3% in the third quarter of 2013 to 21.3% in the same period of 2014. The decrease was primarily due to a higher level of vendor expenses on supported equipment. Gross margin percentage will fluctuate based on the variability of third-party vendor expenses in our 360 solutions and supplemental service programs.

Surgical Services

(in thousands)

	Three Months Ended
	September 30,
	2014	2013	Change	% Change
Total revenue	$14,887	$14,084	$803	5.7%
Cost of revenue	7,982	7,921	61	0.8
Medical equipment depreciation	1,426	1,125	301	26.8
Gross margin	$5,479	$5,038	$441	8.8

Gross margin %	36.8%	35.8%

Total revenue in the SS segment increased $0.8 million, or 5.7%, to $14.9 million in the third quarter of 2014 as compared to the same period of 2013. The increase was driven by organic growth in our surgical services business.

Total cost of revenue in the segment increased $0.1 million, or 0.8%, to $8.0 million in the third quarter of 2014 as compared to the same period of 2013. The increase was primarily attributable to an increase in employee related costs to support growth in our surgical services business.

Medical equipment depreciation increased $0.3 million, or 26.8%, to $1.4 million in the third quarter of 2014 as compared to the same period of 2013. The increase was primarily due to additional medical equipment purchased.

Gross margin percentage for the SS segment increased from 35.8% in the third quarter of 2013 to 36.8% in the same period of 2014. The increase in gross margin percentage was primarily driven by both higher leverage from volume growth and some shift to higher margin modalities.

Selling, General and Administrative and Interest Expense

(in thousands)

	Three Months Ended
	September 30,
	2014	2013	Change	% Change
Selling, general and administrative	$26,539	$27,070	$(531)	(2.0)%
Interest expense	13,264	13,834	(570)	(4.1)

*Not meaningful

Selling, General and Administrative

Selling, general and administrative expense decreased $0.5 million, or 2.0%, to $26.5 million for the third quarter of 2014 as compared to the same period of 2013. The decrease was primarily due to decreases in payroll and incentive expenses.

Selling, general and administrative expense as a percentage of total revenue was 24.9% and 26.0% for the quarter ended September 30, 2014 and 2013, respectively.

Interest Expense

Interest expense decreased $0.6 million to $13.3 million for the third quarter of 2014 as compared to the same period of 2013. This decrease was mainly attributable to the decrease in amortization of deferred financing costs combined with an increase in amortization of bond premium.

Income Taxes

Income taxes were an expense of $0.2 and a benefit of $1.3 million for the three months ended September 30, 2014 and 2013, respectively. The tax expense for the three months ended September 30, 2014 primarily relates to state minimum fees. The tax benefit for the three months ended September 30, 2013 primarily related to the reversal of a long-term liability created as a reserve against operating losses from an acquisition in 2011. The Company will continue to incur deferred tax expense in the future as tax amortization occurs. The expected tax benefit from operating loss during the three months ended September 30, 2014 was offset by the recording of additional valuation allowance. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

Consolidated Net Loss

Consolidated net loss increased $1.2 million to $10.2 million in the third quarter of 2014 as compared to the same period of 2013.  Net loss was impacted primarily by the tax benefit recorded in the third quarter of 2013.

Consolidated Results of Operations for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

Total Revenue

Total revenue for the nine months ended September 30, 2014 was $329.2 million, compared to $321.6 million for the nine months ended September 30, 2013, an increase of $7.6 million or 2.3%.  The increase was primarily due to additional revenue in our MES segment related to growth in our 360 solutions of $12.1 million, partially offset by a decrease in peak need usage revenue of $5.6 million and the decline in NPWT device rental and disposable sales due to the interruption of Smith & Nephew commercial distribution of the RENASYS product line.

Cost of Revenue

Total cost of revenue for the nine months ended September 30, 2014 was $232.8 million compared to $222.9 million for the nine months ended September 30, 2013, an increase of $9.9 million or 4.4%. The increase was primarily in our MES segment due to an increase in 360 solutions cost of $6.7 million corresponding with the 360 solutions revenue growth and an impairment charge of $2.0 million primarily due to the planned sale of certain pumps and under-utilized patient handling equipment.

Gross Margin

Total gross margin for the nine months ended September 30, 2014 was $96.4 million, or 29.4% of total revenues, compared to $98.7 million, or 30.7% of total revenues, for the nine months ended September 30, 2013, a decrease of $2.3 million or 2.4%.  The decrease in gross margin as a percent of revenue was primarily impacted by business mix with CES growth and the reduction in NPWT device rental and asset impairment charges.

Medical Equipment Solutions

(in thousands)

	Nine Months Ended
	September 30,
	2014	2013	Change	% Change
Total revenue	$216,771	$215,141	$1,630	0.8%
Cost of revenue	97,919	94,918	3,001	3.2
Medical equipment depreciation	51,843	50,620	1,223	2.4
Gross margin	$67,009	$69,603	$(2,594)	(3.7)

Gross margin %	30.9%	32.4%

Total revenue in the MES segment increased $1.6 million, or 0.8%, to $216.8 million in the first nine months of 2014 as compared to the same period of 2013.  The increase was primarily due to growth in our 360 solutions from both new programs and expansion of existing programs of $12.1 million, partially offset by decreases in peak need usage revenue of $5.6 million and the decline in NPWT device rental and disposable sales due to the interruption of Smith & Nephew commercial distribution of the RENASYS product line. Many of our 360 Solution customers utilize more than one of our equipment management program offerings in areas such as infusion, patient handling, and negative pressure wound therapy. As of September 30, 2014, we had 203 such active programs, up from 181 as of December 31, 2013. Peak need usage revenue was negatively impacted by soft patient census, rate concessions, and, to a lesser extent, conversion of customers to 360 solutions.

Total cost of revenue in the segment increased $3 million, or 3.2%, to $97.9 million in the first nine months of 2014 as compared to the same period of 2013.  This increase is due to an increase in costs to support growth in our 360 solutions of $6.7 million largely due to an increase in employee related expense of $4.2 million and an increase in repairs and maintenance and service costs for certain program offerings, partially offset by lower cost of disposables.

Medical equipment depreciation increased $1.2 million, or 2.4%, to $51.8 million in the first nine months of 2014 as compared to the same period of 2013. The increase in medical equipment depreciation was primarily due to an impairment charge of $2.0 million taken on excess infusion equipment sold in the second quarter of 2014 and under-utilized patient handling equipment charge, offset by reduced depreciation rate resulting from impairment and disposals of certain medical equipment.

Gross margin percentage for the MES segment decreased from 32.4% in the first nine months of 2013 to 30.9% in the same period of 2014. This decrease was primarily attributable to the increase in depreciation related to the impairment charges. Gross margin rate was also impacted by the growth in our 360 solutions, which has a lower margin rate than other medical equipment solutions.

Future revenue will be negatively impacted by the loss of revenues resulting from the pending FDA 510(k) clearances on RENASYS NPWT product line and the loss of the agreement related to a national GPO.

Clinical Engineering Solutions

(in thousands)

	Nine Months Ended
	September 30,
	2014	2013	Change	% Change
Total revenue	$68,505	$65,000	$3,505	5.4%
Cost of revenue	54,454	50,120	4,334	8.6
Gross margin	$14,051	$14,880	$(829)	(5.6)

Gross margin %	20.5%	22.9%

Total revenue in the CES segment increased $3.5 million, or 5.4%, to $68.5 million in the first nine months of 2014 as compared to the same period of 2013. The increase was primarily due to growth in our managed 360 solutions partially offset by rate concessions. As of September 30, 2014, we had 360 solutions implemented in 142 programs in our CES segment, up from 131 programs as of December 31, 2013.

Total cost of revenue in the segment increased $4.3 million, or 8.6%, to $54.5 million in the first nine months of 2014 as compared to the same period of 2013. The increase is primarily attributable to increases in employee related costs and vendor expenses to support the revenue growth and mix shifts in type of service provided to customers.

Gross margin percentage for the CES segment decreased from 22.9% in the first nine months of 2013 to 20.5% in the same period of 2014. The decrease was primarily due to a higher level of employee related costs and vendor expenses on supported equipment. Gross margin percentage will fluctuate based on the variability of third-party vendor expenses in our 360 solutions and supplemental service programs.

Surgical Services

(in thousands)

	Nine Months Ended
	September 30,
	2014	2013	Change	% Change
Total revenue	$43,890	$41,486	$2,404	5.8%
Cost of revenue	24,418	23,175	1,243	5.4
Medical equipment depreciation	4,153	4,050	103	2.5
Gross margin	$15,319	$14,261	$1,058	7.4

Gross margin %	34.9%	34.4%

Total revenue in the SS segment increased $2.4 million, or 5.8%, to $43.9 million in the first nine months of 2014 as compared to the same period of 2013. The increase was driven by organic growth in our surgical services business.

Total cost of revenue in the segment increased $1.2 million, or 5.4%, to $24.4 million in the first nine months of 2014 as compared to the same period of 2013. The increase was primarily attributable to an increase in employee-related costs to support growth in our surgical services business of $0.8 million.

Medical equipment depreciation increased $0.1 million, or 2.5%, to $4.2 million in the first nine months of 2014 as compared to the same period of 2013.

Gross margin percentage for the SS segment increased from 34.4% in the first nine months of 2013 to 34.9% in the same period of 2014. The increase in gross margin percentage was primarily attributable to higher leverage from volume growth and some shift to higher margin modalities.

Selling, General and Administrative, Restructuring, Acquisition and Integration Expenses, Loss on Extinguishment of Debt and Interest Expense

(in thousands)

	Nine Months Ended
	September 30,
	2014	2013	Change	% Change
Selling, general and administrative	$85,416	$87,246	$(1,830)	(2.1)%
Restructuring, acquisition and integration expenses	1,820	236	1,584	*
Intangible asset impairment charge	34,900	—	34,900	*
Loss on extinguishment of debt	—	1,853	(1,853)	*
Interest expense	39,922	41,657	(1,735)	(4.2)

*Not meaningful

Selling, General and Administrative

Selling, general and administrative expense decreased $1.8 million, or 2.1%, to $85.4 million for the first nine months of 2014 as compared to the same period of 2013. The decrease was primarily due to a decrease in consulting expense, bad debt and payroll related expenses.

Selling, general and administrative expense as a percentage of total revenue was 25.9% and 27.1% for the nine months ended September 30, 2014 and 2013, respectively.

Restructuring, Acquisition and Integration Expenses

Restructuring, acquisition and integration expenses increased $1.6 million for the first nine months of 2014 as compared to the same period of 2013. The increase was primarily due to additional charges to realign the management team.

Intangible Asset Impairment Charge

During the second quarter of 2014, the Company became aware that future financial results of the Company will be negatively impacted by the loss of revenues resulting from pending FDA 510(k) clearances on RENASYS NPWT product line and the loss of the agreement related to a national GPO. The Company applies a fair value based impairment test to the net book value of goodwill and intangible assets with indefinite lives on an annual basis and on an interim basis if events or circumstances indicate that an impairment loss may have occurred. The review of indefinite-life intangibles for impairment during the second quarter of 2014 indicated that the carrying value of trade names in the MES segment exceeded its estimated fair values. As a result, the Company performed an interim impairment test and recorded a preliminary non-cash impairment charge of $34.9 million during the second quarter of 2014. The calculation of the preliminary impairment charge contains significant judgments and estimates including weighted average cost of capital, future revenue, profitability, cash flows and fair values of assets and liabilities. The finalization of the second quarter impairment charge and the result of the third quarter impairment review resulted in no changes to the second quarter preliminary charge.

Loss on Extinguishment of Debt

For the nine months ended 2013, we wrote off $1.9 million of unamortized deferred financing costs related to redemption of our floating rate notes.

Interest Expense

Interest expense decreased $1.7 million to $39.9 million for the first nine months of 2014 as compared to the same period of 2013. This decrease was mainly attributable to the decrease in amortization of deferred financing costs combined with an increase in amortization of bond premium.

Income Taxes

Income taxes were a benefit of $13.2 and $0.4 million for the nine months ended September 30, 2014 and 2013, respectively. The tax benefit for the nine months ended September 30, 2014 primarily relates to intangible asset impairment charge, partially offset by state minimum fees. The tax benefit for the nine months ended September 30, 2013 primarily relates to two items along with state minimum fees. The first item was to record a deferred tax liability for adjustments in connection with the tax amortization of indefinite-life goodwill. The second item was to reverse a long-term liability created as a reserve against operating losses from an acquisition in 2011. The Company will continue to incur deferred tax expense in the future as tax amortization occurs. The expected tax benefit from operating loss during the nine months ended September 30, 2014 was offset by the recording of additional valuation allowance. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

Consolidated Net Loss

Consolidated net loss increased $20.6 million to $52.4 million in the first nine months of 2014 as compared to the same period of 2013. Net loss was impacted primarily by the intangible asset impairment charge recorded in the second quarter of 2014.

EBITDA

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was $84.6 and $82.4 million for the nine months ended September 30, 2014 and 2013, respectively.  EBITDA for the nine months ended September 30, 2014, was impacted by growth in our SS segment combined with lower selling, general and administrative expenses and a decrease in loss on extinguishment of debt, partially offset by an increase in restructuring expense.

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

	Nine Months Ended
	September 30,
(in thousands)	2014	2013
Net loss attributable to Universal Hospital Services, Inc.	$(52,811)	$(32,382)
Interest expense	39,922	41,657
Benefit for income taxes	(13,232)	(398)
Depreciation, assets impairment and amortization of intangibles	75,860	73,570
Intangible asset impairment charge	34,900	—
EBITDA	$84,639	$82,447

Other Financial Data:
Net cash provided by operating activities	$35,277	$35,478
Net cash used in investing activities	(41,223)	(45,149)
Net cash provided by financing activities	5,946	9,671

Other Operating Data (as of end of period):
Medical equipment (approximate number of owned outsourcing units)	269,000	274,000
District service centers	84	83
SS stand-alone service centers	7	7
Centers of Excellence	5	6

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

Net cash provided by operating activities was $35.3 and $35.5 million for the nine months ended September 30, 2014 and 2013, respectively.

Net cash used in investing activities was $41.2 and $45.1 million for the nine months ended September 30, 2014 and 2013, respectively.  The decrease in net cash used in investing activities was primarily due to higher proceeds from sale of medical equipment, partially offset by higher medical equipment purchases to support the growth in 360 solutions during 2014 compared to the same period of 2013.

Net cash provided by financing activities was $5.9 and $9.7 million for the nine months ended September 30, 2014 and 2013, respectively.  The decrease in net cash provided by financing activities was primarily due to lower net borrowings in 2014 compared to the same period of 2013.

Based on the level of operating performance expected in 2014, we believe our cash from operations and additional borrowings under our senior secured credit facility, will meet our liquidity needs for the foreseeable future, exclusive of any borrowings that we may make to finance potential acquisitions.  However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could be adversely affected.  As of September 30, 2014, we had $129.4 million of availability under the senior secured credit facility based on a borrowing base of $182.2 million less borrowings of $49.2 million and after giving effect to $3.6 million used for letters of credit.  As of September 30, 2013, we had $143.4 million of availability under the senior secured credit facility based on a borrowing base of $191.8 million less borrowings of $44.2 million and after giving effect to $4.2 million used for letters of credit.

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

RECENT ACCOUNTING PRONOUNCEMENT

See Item 1 of Part I, Note 2, Recent Accounting Pronouncements.

SAFE HARBOR STATEMENT

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: We believe statements in this Quarterly Report on Form 10-Q looking forward in time involve risks and uncertainties.  The following factors, among others, could adversely affect our business, operations and financial condition, causing our actual results to differ materially from those expressed in any forward-looking statements:

•	our competitors’ activities;
•	our customers’ patient census or service needs;
•	global economic conditions’ effect on our customers;
•	our ability to maintain existing contracts or contract terms and enter new contracts with customers;
•	uncertainties as to the effect of non-renewal of existing contracts;
•	consolidation in the health care industry and its effect on prices;
•	our relationships with key suppliers;
•	our ability to change the manner in which health care providers procure medical equipment;
•	the absence of long-term commitments and cancellations by or disputes with customers;
•	our dependence on key personnel;
•	our ability to identify and manage acquisitions;
•	increases in expenses related to our pension plan;

•	our cash flow fluctuation;
•	the increased credit risks associated with doing business with home care providers and nursing homes;
•	the risk of claims associated with medical equipment we outsource and service;
•	increases costs we cannot pass through;
•	the failure of any management information system;
•	the inherent limitations on internal controls of our financial reporting;
•	the uncertainty surrounding health care reform initiatives;
•	the federal Privacy law risks;
•	the federal Anti-Kickback law risks;
•	changes to third-party payor reimbursement for health care items and services;
•	potential other new healthcare laws or regulations;
•	our customers operate in a highly regulated environment;
•	our fleet’s risk of recalls or obsolescence;
•	our substantial debt service obligations;
•	our need for substantial cash to operate and expand our business as planned; and
•	our history of net losses and substantial interest expense.

For further information on risk applicable to us, please see the disclosure regarding the risk factors as set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk arising from adverse changes in interest rates, fuel costs and pension valuation.  We do not enter into derivatives or other financial instruments for speculative purposes.

Interest Rates

We use both fixed and variable rate debt as sources of financing.  At September 30, 2014, we had approximately $ 721.6 million of total debt outstanding of which $ 49.2 million was bearing interest at variable rates. Based on variable debt levels at September 30, 2014, a 1.0 percentage point change in interest rates on variable rate debt would have resulted in annual interest expense fluctuating by approximately $ 0.5 million.

Fuel Costs

We are also exposed to market risks related to changes in the price of gasoline used to fuel our fleet of delivery and sales vehicles.  A hypothetical 10% increase in the first nine months of 2014 average price of unleaded gasoline, assuming gasoline usage levels for the nine months ended September 30, 2014, would lead to an annual increase in fuel costs of approximately $ 0.6 million.

Pension

Our pension plan assets, which were approximately $ 19.6 million at December 31, 2013, are subject to volatility that can be caused by fluctuations in general economic conditions. Continued market volatility and disruption could cause further declines in asset values, and if this occurs, we may need to make additional pension plan contributions and our pension expense in future years may increase. A hypothetical 10% decrease in the fair value of plan assets at December 31, 2013 would lead to a decrease in the funded status of the plan of approximately $ 2.0 million.

Other Market Risk

As of September 30, 2014, we have no other material exposure to market risk.

Item 4.  Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.

(b)	Changes in internal control over financial reporting

There were no changes that occurred during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Defaults upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

On October 24, 2014, the Company reported in a Current Report on Form 8-K that Timothy W. Kuck resigned from his position as  Executive Vice President, Strategy and Business Development of the Company effective November 1, 2014.  In connection with his resignation, Mr. Kuck has entered into a mutual termination agreement (“MTA”) with the Company effective November 1, 2014.  This MTA includes customary non-competition and release provisions in exchange for separation payments totaling approximately $346,245 along with other benefits.  In addition, Mr. Kuck will receive a payment totaling approximately $232,291, which represents a pro-rated portion of the incentive compensation for the fiscal year ending December 31, 2014 for which he was eligible under the terms of the Company’s Executive Incentive Program (“EIP”), to be paid in accordance with the Company’s normal year-end procedure.  The EIP is described in the Company’s Form 10-K for the fiscal year ended December 31, 2013.  The foregoing description of the terms of Mr. Kuck’s  MTA is qualified by reference to the text of the MTA, a copy of which is filed as Exhibit 10.1 to this Form 10-Q.

Effective November 4, 2014, the Compensation Committee of our Board of Directors recommended, and the board of directors (the “Parent Board”) of UHS Holdco, Inc., our parent company ( “Parent”), approved, an amendment (the “Amendment”) to the Parent’s 2007 Stock Option Plan (the “2007 Stock Option Plan”) to remove the 2007 Stock Option Plan’s mandatory ten year limit on the duration of stock options. In addition, the Compensation Committee recommended, and the Parent Board approved, unilateral amendments to certain outstanding stock option agreements. These amendments extend the expiration date of such options to November 4, 2024 and reset the option exercise price at $0.71 per share, which was the fair market value of Parent’s common stock on the amendment date as determined by a third party valuation obtained by the Parent Board. The original options were granted from June 18, 2007 to May 21, 2013 with exercise prices ranging from $1.00 to $1.83. The Amendment to the 2007 Stock Option Plan and the amendments to the individual options do not change the number of options granted, the vesting commencement date, the vesting schedules or any continued service requirements. The amendment will result in additional stock compensation expense estimated at $2 to $3 million, of which approximately $1 million will be recognized in 2014.  The foregoing description of the Amendment to the 2007 Stock Option Plan and amendments of individual options is not complete and is qualified in its entirety by reference to the full text of the Amendment and form of notice to option holders, a copy of each of which is filed as Exhibit 10.2 and Exhibit 10.3, respectively, to this Form 10-Q.

Item 6.Exhibits

Number	Description

10.1	Mutual Termination Agreement and Release, dated November 1, 2014, between Timothy W. Kuck and Universal Hospital Services, Inc.

10.2	2007 Stock Option Plan, as amended and restated November 4, 2014.

10.3	Form of notice to option holders regarding amendments to outstanding options.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2014

Universal Hospital Services, Inc.

By	/s/ Gary D. Blackford
Gary D. Blackford,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

By	/s/ James B. Pekarek
James B. Pekarek
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)