Form 10-K
period 2014-12-31
UNIVERSAL HOSPITAL SERVICES INC
filed 2015-03-23
CIK 886171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2014

or

☐Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from              to             .

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

The number of shares of common stock, $.01 par value, outstanding as of March 23, 2015 was 1,000.

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

UHS commenced operations in 1939, originally incorporated in Minnesota in 1954 and reincorporated in Delaware in 2001. All of our outstanding capital stock is owned by UHS Holdco, Inc. (“Parent”), which acquired the Company in a recapitalization in May 2007 (the “Transaction”). Parent is owned by affiliates of Irving Place Capital Merchant Manager III, L.P. (“IPC”).

UHS delivers health care solutions through three segments: Medical Equipment Solutions (“MES”), Clinical Engineering Solutions (“CES”) and Surgical Services (“SS”). During the year ended December 31, 2014,  we owned or managed over 700,000 units of medical equipment consisting of approximately 400,000 owned or managed units in our MES segment, over 300,000 units of customer-owned equipment we managed in our CES segment and over 5,000 units of owned or managed mobile surgical equipment in our SS segment. Our diverse customer base includes more than 7,000 active national, regional and local acute care hospitals and alternate site providers (such as long-term acute care hospitals, skilled nursing facilities, surgery centers, specialty hospitals, nursing homes and home care providers). In the prior year, we had over 7,000 active customers and approximately 1,000 customers in our customer count that only had access to online ordering and reporting through MyUHS™.   We also have relationships with more than 200 medical device manufacturers, many of the nation’s largest group purchasing organizations (“GPOs”) and many health system integrated delivery networks (“IDNs”).  All of our solutions leverage our nationwide network of 83 district service centers, five CES Centers of Excellence and an additional five stand-alone SS service centers, together with our more than 75 years of experience managing and servicing all aspects of medical equipment.  Our fees are paid directly by our customers rather than by direct reimbursement from third-party payors, such as private insurers, Medicare or Medicaid.

As one of the nation’s leading health care technology management and service solutions companies, UHS utilizes our greatest asset – our people – as trusted advisors to provide our customers unbiased information and best practices that drive operational, clinical and financial value.  Our solutions employ processes proven through decades of experience, proprietary information technology systems and best-in-class equipment to deliver our customers quantifiable results. Frontline caregivers rely on UHS to provide just-in-time, patient-ready medical equipment with exemplary service while ensuring quick access to educational support, accurate data and performance metrics.  We believe this allows caregivers more time at the patient bedside to achieve optimal patient outcomes. Health care executives consult with UHS at the facility and system-wide level to reduce costs, increase operational efficiency and enhance financial viability.

UHS’ business has significantly evolved over the last ten years, moving from an on-demand equipment rental vendor to a provider of comprehensive solutions in partnership with our diverse health care provider customers. Our solutions – delivered on-site in health care facilities and through our network of 83 district service centers, five CES Centers of Excellence and an additional five stand-alone SS service centers – align with the significant evolution in the health care market around lowering risks, reducing readmissions and hospital acquired conditions, supporting outcome-based population health management and delivering better health care outcomes.  We believe we are uniquely positioned to lead the convergence between information technology systems and networks, electronic medical records (“EMR”) and medical equipment. Our focus is to create meaningful solutions that meet the current needs in health care today, as well as usher in transformative change for cost effective, efficient care with optimal health care outcomes.

UHS SEGMENTS

UHS reports financial results in three operating segments: MES, CES and SS, each of which is also a reportable segment. Our revenue, profits, and assets for our reporting segments for each of the last three fiscal years ended December 31 are described in “Item 6 — Selected Financial Data.”

Each segment shares a common corporate support function.

Medical Equipment Solutions

Our MES segment accounted for $285.5 million, or 65.4%, of our revenues for the year ended December 31, 2014.  This segment represented 66.6% and 68.1% of total revenue for the years ended December 31, 2013 and 2012, respectively.  As of December 31, 2014, the MES segment owned or managed approximately 400,000 units of medical equipment ranging across many clinical categories, manufacturers and models.  These solutions are provided primarily to hospitals and other acute care providers for use through their facilities, including the emergency room, operating room, critical care, intensive care, rehabilitation and general patient care areas.

Our MES segment started more than 75 years ago as our leading medical equipment peak needs usage business and has transformed into providing comprehensive outsourced and on-site solutions that manage all aspects of medical equipment in a health care facility. We currently provide MES solutions to more than 7,000 acute care hospitals and alternate site providers in the United States, including some of the nation’s premier health care institutions. We expect much of our future growth in this segment to be driven by our customers outsourcing more of their medical equipment needs and taking full advantage of our diversified product offering, clinical education and support, customized agreements and 360 on-site managed solutions.

We have four primary solutions in our MES segment:

•	Supplemental and Peak Needs Usage Solutions;
•	Customized Equipment Agreements Solutions;
•	360 On-site Managed Solutions; and
•	Specialty Medical Equipment Sales, Distribution and Disposal Solutions.

Our Medical Equipment Solutions segment provides a range of solutions for our customers:

•

Supplemental and Peak Needs Usage Solutions. Our traditional medical equipment solution for customers is providing a broad and expanding range of patient-ready medical equipment on a supplemental or peak needs basis. Many of our customers have traditionally owned only the amounts and types of such equipment necessary to service their usual and customary patient census and their typical range of clinical treatment offerings. Our customers rely on UHS to fulfill many of their equipment needs when they experience a spike or peak in patient census, do not have the resources to maintain their owned equipment in patient-ready condition or require equipment for less common treatments. We provide equipment on a daily, monthly or pay-per-use basis through our nationwide network of 83 district service centers. Supplemental and peak needs activity is impacted by changes in hospital patient census and patient acuity, which typically fluctuates on a seasonal basis. We believe many of our customers have come to rely on our ability to respond quickly and with significant resources in times of emergency, such as hurricanes, tornadoes, floods, and epidemics to provide needed medical equipment in critical situations. We believe our ability to deliver critical service in extreme situations distinguishes us from our competitors. It also requires us to maintain inventories and infrastructure that we do not believe our competitors currently maintain.

•

Customized Equipment Agreement Solutions. We also offer our customers the opportunity to obtain medical equipment through tailored equipment agreement solutions. By committing to a tailored equipment agreement solution, our customers are able to secure the availability of an identified pool of patient-ready equipment and to pay for it on a monthly, yearly or pay-per-use basis.  We maintain and repair the equipment during the term of the agreement.

•

360 On-site Managed Solutions (“360 solutions”). Our 360 solutions allow our customers to fully outsource the responsibilities and costs of effectively managing categories of medical equipment at their facilities, with the added benefit of enhancing equipment utilization and clinical support. With our 360 solutions, medical equipment types and quantities are adjusted to meet changes in patient census and acuity. Our employees work at the customers’ sites to integrate our equipment management process and proprietary management software technology tools into the customers’ day-to-day operations.  We assume full responsibility for having equipment where and when it is needed at the customer’s facility, removing equipment that is no longer in use and decontaminating, testing and repairing equipment as needed between each patient use. We also perform required training and ‘‘in service’’ sessions to keep our customers’ staffs fully-trained and knowledgeable about the use and operation of medical equipment covered by the 360 solutions.  As of December 31, 2014, we had 360 solutions implemented in 209 programs in our MES segment. Our 360 solutions primarily involve the management of the medical equipment we offer on a peak needs usage basis, including, but not limited to:

•	Infusion pumps (Infusion 360 solutions);
•	Specialty beds and therapy surfaces (Patient Handling 360 solutions);
•	Negative pressure wound therapy pumps (NPWT 360 solutions);
•	Fall management equipment (Fall Management 360 solutions).

•

Specialty Medical Sales, Distribution and Disposal Solutions. We use our national infrastructure to provide sales and distribution solutions to manufacturers of specialty medical equipment on a limited basis.  Our distribution solutions include providing demonstration services and product maintenance services.  We act as a distributor for only a limited number of products which are particularly suited to our national distribution network or that fit with our ability to provide technical support. An example of this is our OnCare private label, where we brand differentiated specialty beds and therapy surfaces for wound management, fall management, early mobility and bariatrics. We also sell other original equipment manufacturer (“OEM”) equipment in selected product lines including, but not limited to, respiratory percussion vests, continuous passive motion machines, patient monitors, patient handling equipment and critical care equipment.

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

MES Customers

Our primary customer relationships are with health care providers, including hospitals and alternate site providers.  These organizations may belong to larger health systems or other regional or national groups of facilities, and often participate in GPOs. We contract at the local, regional and national level, as requested by our customers:

•

Urban and Teaching Hospitals. We provide our solutions to large urban and teaching hospitals on a supplemental and fully outsourced basis. Our solutions are requested by hospitals because of our extensive availability of a wide range of medical equipment, service and management solutions.  Our solutions allow hospitals to meet regulatory requirements, enhance caregiver and patient safety and decrease delays in therapy.

•

Small Hospitals and Critical Access Hospitals. We offer comprehensive equipment management and service solutions to small hospitals (those with fewer than 150 beds) and Critical Access Hospitals.  Critical Access Hospitals are rural community hospitals that receive cost-based Medicare reimbursement. These hospitals typically lack the scale and resources to effectively evaluate, acquire and manage medical equipment.

•

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

MES Competitors

We believe that the strongest competition to our medical equipment solutions lies in the direct purchase or lease of equipment by our customers or potential customers, who assume management of the equipment themselves. The vast majority of acute care hospitals and alternate site providers view outsourcing primarily as a means of meeting short-term or peak supplemental needs, rather than as a long-term alternative to purchasing or leasing equipment and managing the equipment through its full lifecycle. Although we believe that we can demonstrate the cost-effectiveness of outsourcing patient-ready medical equipment and its management in the health care setting, particularly through our 360 solutions, we believe that many health care providers will continue to purchase or lease and manage internally a substantial portion of their medical equipment.

While our competition varies depending on medical equipment modality, we compete nationally in our MES segment with Kinetic Concepts, Inc., ArjoHuntleigh and Hill-Rom Holdings, Inc. Our other competition consists of regional or local companies and some medical equipment manufacturers and dealers that provide equipment outsourcing or leasing to augment their medical equipment sales.

Clinical Engineering Solutions

Our CES segment accounted for $92.1 million, or 21.1%, of our revenues for the year ended December 31, 2014.  This segment represented 20.3% and 19.8% of total revenue for the years ended December 31, 2013 and 2012, respectively.  We offer a broad range of inspection, preventive maintenance, repair, logistic and consulting services through our team of over 340 technicians and professionals located throughout the United States in our nationwide network of service centers.  We managed over  300,000 units of customer owned equipment as of December 31, 2014.  In addition, as of December 31, 2014, we serviced approximately 400,000 units that we own or directly manage in our MES segment.

Our CES segment leverages our over 75 years of experience and our extensive equipment database in repairing and maintaining a broad range of health care technologies. Historically, we have been our own largest customer for CES services in order to repair and maintain approximately 400,000 units that we own or directly manage. However, we believe our CES segment has significant future growth potential by offering non-capital based comprehensive solutions as a stand-alone or complementary alternative for customers that own medical equipment but lack the infrastructure, expertise, or scale to perform routine maintenance, repair, record keeping, and lifecycle analysis and planning functions.  We also believe hospital and other facility-based clients will face increasing challenges in managing sophisticated medical equipment that requires connectivity and interoperability with information technology systems, compliance with the 10th revision of the International Statistical Classification of Diseases and Related Health Problems (ICD-10), regulatory requirements, integration with EMR, maintenance and management of software databases and management of other medical equipment patient information and safety features.

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

•

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

•

360 On-site Managed Solutions (“360 solutions”). We also provide full and part-time, on-site, resident-based equipment maintenance solutions, pursuant to which our customers fully outsource and we assume responsibility for the creation, implementation and ongoing compliance with a customer’s medical equipment management plan.  Virtually, all health care providers are required through their regulatory environment to maintain strict adherence to their facility wide medical equipment management plan and are subject to inspection of their compliance.  Our 360 solutions provide coordinated management of customer-owned equipment utilizing UHS employees and proprietary information systems, third party vendors of services and parts and a broad range of services offered through our Health Care Advisory Services Solutions. As of December 31, 2014, we had 360 solutions implemented in 144 programs in our CES segment.

•

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

CES Customers

•

Urban and Teaching Hospitals. We provide our clinical engineering solutions to large urban and teaching hospitals on a supplemental and fully outsourced basis through our 360 solutions. Our services are requested by in-house hospital biomedical departments on a supplemental basis because of our extensive expertise with a wide range of medical equipment.  Our service offerings allow hospital staffed biomedical departments to meet the technical requirements and workload demands on their in-house departments. One customer accounted for approximately 14% of total revenue in 2014 within our MES and CES segments.

•

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

•

Alternate Site Providers. We offer our clinical engineering solutions to alternate site providers (such as long-term acute care hospitals, surgery centers, skilled nursing facilities, specialty hospitals, nursing homes and home health care providers). Our national infrastructure and presence allow our customers to eliminate a fragmented local approach to a systematic singular solution. Our nationwide service and repair network allows equipment to be efficiently repaired locally, on-site, or picked up and repaired in one of our local service centers.

•

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

Surgical Services

Our SS segment accounted for $59.1 million, or 13.5%, of our revenues for the year ended December 31, 2014.  This segment represented 13.1% and 12.1% of total revenue for the years ended December 31, 2013 and 2012, respectively.  As of December 31, 2014, we owned or managed over 5,000 units of mobile surgical equipment in our SS segment, primarily used in the practice of general surgery, orthopedic surgery, otolaryngology, urology, obstetrics, gynecology, podiatry, dermatology and plastic/cosmetics.

SS provides high end, state-of-the-art surgical equipment and associated products along with trained and certified Surgical Equipment Technologists (“technologists”) to assist in the procedural operation of the equipment. We provide these services to over 1,000 acute care hospitals and surgery centers through our nationwide network of 83 district service centers and an additional five stand-alone SS service centers. Our technologists work in the operating room (“O.R.”) and support physicians and O.R personnel. The services are offered on a per-procedure basis. Our technologists deliver, set up, and create a safe environment for hospital and clinical personnel operating the equipment and provide all necessary disposable materials needed. Our technologists work closely with our customers to confirm that all certifications and credentials meet requirements to provide on-site services. Our technologists also assist customers in the operation of facility-owned assets and supplement the training and staffing of their personnel.  As of December 31, 2014, SS provided solutions in 42 states.

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

•

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

•

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

SS Customers

Our primary customer relationships are with acute care hospitals and surgery centers.  These organizations may belong to regional or national groups of facilities, and often participate in GPOs. We contract at the local, regional and national level, as requested by our customers:

•

Acute Care Hospitals. We provide our solutions to acute care hospitals on a supplemental and fully outsourced basis. Our solutions are requested by in-house hospital O.R. departments on a supplemental basis because of our extensive expertise with mobile surgical equipment.  Our solutions allow O.R. staff and physicians to conduct their cases in a safe, efficient and cost effective manner.

•

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

VALUE OF UHS SOLUTIONS

Our solutions enable health care providers to replace the fixed costs of owning and/or leasing medical equipment with variable costs that are more closely related to their patient census and patient acuity. They also eliminate significant capital costs associated with equipment acquisitions and liability associated with equipment ownership.  The increased flexibility and solutions provided to our customers allows them to:

•	access our extensive data and expertise on the cost, performance, features and functions of all major items of medical equipment;
•	increase productivity of available equipment;
•	reduce maintenance and management costs through the use of our technology and knowledgeable outsourcing staff;
•	access new medical and surgical equipment and technology without the expense of acquisition on a pay-per-procedure basis;
•	increase the productivity and satisfaction of their nursing staffs by allowing them to focus on primary patient care responsibilities, which we believe lead to lower attrition rates;
•	reduce the risk of hospital-acquired conditions (infections, falls, wounds);
•	mitigate the risks and costs associated with product recalls or modifications;
•	reduce equipment obsolescence risk; and
•	facilitate compliance with regulatory and recordkeeping requirements and manufacturers’ specifications on tracking and maintenance of medical equipment.

In addition to providing significant flexibility, we employ technical, clinical and financial specialists that directly interact with our customers to ensure we are optimizing our equipment outsourcing solutions. We believe that these experts enhance our ability to deliver on the above-specified benefits to our customers.

BUSINESS OPERATIONS

District Service Centers

As of December 31, 2014, we operated 83  market-based district service centers, five CES Centers of Excellence and an additional five stand-alone SS service centers, which allow us to provide our health care technology management and service solutions to customers in virtually all markets throughout the United States.  Each district service center is responsible for servicing its local healthcare market.  Each service center maintains an inventory of locally demanded equipment, parts, supplies and other items tailored to accommodate the needs of individual customers within its geographical area. Should additional or unusual equipment be required by one of our customers, a district service center can draw upon the resources of all of our other districts.  With access to over 700,000 owned or managed units of medical equipment available for customer use as of December 31, 2014, we can most often obtain the necessary equipment within 24 hours.

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

Centers of Excellence

Our district service center network is supported by five strategically located CES Centers of Excellence.  These Centers focus on providing highly specialized clinical engineering service and support.  The Centers of Excellence also provide overflow support, technical expertise, training programs and specialized depot service functions for our district service center.  All specialized depot work required by our manufacturer customers resides within these Centers of Excellence.  All five of our Centers of Excellence are certified as being in compliance with International Organization for Standardization (“ISO”) 9001:2008 and ISO 13485:2003 standards as a quality commitment to our customers.

Centralized Functions

Our corporate office is located in Minneapolis, Minnesota. We have centralized many of the key elements of our equipment and service offerings in order to create standardization, and to maximize our operating efficiencies and uniformity of service.  Some of the critical aspects of our business that we have centralized include contract administration, marketing, purchasing, pricing, logistics, accounting and information technology.

Medical Equipment Fleet

We acquire or manage medical equipment to meet our customers’ needs in some of the following product areas: respiratory therapy, newborn care, critical care, patient monitors, patient handling (which includes fall management, bariatrics, beds, stretchers and wheelchairs), pressure area management (such as therapy surfaces), wound therapy and surgical equipment. We believe we maintain one of the most technologically advanced equipment fleets in the industry, routinely acquiring new and pre-owned equipment to enhance our fleet.  Our specialized equipment portfolio managers evaluate new products each year to keep abreast of current market technology and to determine whether to add new products to our equipment fleet.  In making equipment purchases, we consider a variety of factors, including manufacturer credibility, repair and maintenance costs, anticipated user demand, equipment mobility and anticipated obsolescence.  Historically, we have purchased and owned directly the equipment used in our medical equipment outsourcing programs.  During the year ended December 31, 2014, we owned or managed over 700,000 units of medical equipment available for use by our customers.

In 2014, our ten largest manufacturers of medical equipment supplied approximately 76% (measured in dollars spent) of our direct medical equipment purchases.  In 2014, one of our largest medical equipment suppliers accounted for approximately 46% of our medical equipment purchases (measured in dollars spent).

We seek to ensure availability of equipment at favorable prices. We generally do not enter into long-term fixed price contracts with suppliers of our equipment.  We may receive price discounts related to the volume and timing of our purchases. The purchase price we pay for equipment generally ranges from $1,000 to $30,000 per item for MES and up to $500,000 per item for SS.

COMPETITIVE STRENGTHS

We believe our business model presents an attractive value proposition to our customers and has resulted in growth in recent years.  We provide our customers with a wide array of solutions across the full spectrum of equipment management. We believe our over 75 years of experience and reputation as the “go to” company in critical situations has earned us a leading position in our industry.

We attribute our historical success to, and believe that our potential for future growth comes from, the following strengths:

Unique position in the health care arena.  We believe that we are unique in providing the largest breadth of comprehensive health care technology management and service solutions to the health care industry.  While we have competitors that may offer products and services in various stages of the equipment lifecycle, none provide the comprehensive approach to customers that we do.  Our extensive relationships with more than 7,000 hospitals and alternate site providers, over 200 medical device manufacturers and many of the nation’s largest GPOs and IDNs, of which many are long-standing, present a unique position and value proposition in the health care arena.

We are uniquely positioned in the health care industry as a result of our:

•	investment in our large and modern fleet of medical equipment;
•	diversified product offering and customized solutions;
•	nationwide infrastructure for service and logistics;
•	proprietary health care technology management software and tools;
•	commitment to customer service that has earned us a reputation as a leader in quality, value, and service in our industry;
•	extensive knowledge and experience in acquiring, managing, maintaining and remarketing medical equipment;
•	team of technical, clinical, and financial experts; and
•	performance and reliability in critical times of need by our customers.

Large, modern equipment fleet.  We own or manage an extensive, modern fleet of medical equipment, which during the year ended December 31, 2014, consisted of over 700,000 units available for use to our customers. This modern equipment fleet, along with our quality assurance programs and tools, places us in a leadership position in the areas of quality and patient safety.  It also places us in a unique position to service “high end” acute care hospitals, such as teaching, research or specialty institutions that demand the most current technology to satisfy the increasingly complex needs of their patients.

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

Proven management team.  We have an industry leading management team with significant depth of experience.  Our management team has successfully supervised the development of our competitive strategy, continually enhanced and expanded our service and product offerings, established our nationwide coverage and furthered our reputation as an industry leader for quality, value and service.

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

•

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

•

Favorable demographic trends.  According to the U.S. Census Bureau, individuals aged 65 and older in the United States comprise the fastest growing segment of the population. This segment is expected to grow to over 79 million individuals by 2035. This represents a 66% increase in the 65 and older segment of the population over the next 20 years. As a result, over time, the number of patients and the volume of hospital admissions are expected to grow.  The aging population and increasing life expectancy are driving demand for health care services.

•

Increase in obesity.  The U.S. population is getting heavier. In 2013, all 50 states reported having obesity prevalence rates of 20% or more, as reported by the Center for Disease Control and Prevention.

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

No direct third-party payor reimbursement risk.  Many health care providers rely on payment from patients or reimbursement from third-party payors. Our fees are paid directly by our customers, rather than by third-party payors, such as Medicare, Medicaid, managed care organizations or indemnity insurers. Accordingly, our exposure to uncollectible patient or reimbursement receivables or Medicare or Medicaid reimbursement changes is reduced, as evidenced by our bad debt expense of approximately 0.2%,  0.3% and 0.3% of total revenues for the years ended December 31, 2014,  2013 and 2012, respectively.

Strong value proposition.  With our focus and expertise in health care technology management and service solutions, we are able to create a strong value proposition for our customers.  All of our comprehensive solutions focus on providing our customers with:

•	lower capital and operating costs;
•	enhanced operational productivity and staff satisfaction; and
•	improved patient safety and outcomes.

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

•	Comprehensive solutions through our 360 solutions to drive efficiencies and allow customers to effectively manage costs.

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

Organic Growth

We believe that the following external and market factors will provide us significant growth opportunities:

•	pressure to reduce costs and increase operational efficiency;
•	the aging population;
•	increasing life expectancy;
•	increasing obesity and patient acuity;
•	continued increase in the number, complexity and sophistication of medical technologies;
•	increasing cost and staffing pressures in hospitals;
•	continuing growth of outsourcing of non-core functions by hospitals, alternate site providers and manufacturers; and
•	increasing demand by payors and providers for equipment based solutions.

Our organic growth will be driven internally by the following factors:

•	growing our business segments through customer education and increasing the numbers and types of equipment and service we offer in our programs;
•	converting peak needs usage and supplemental service customers to fully outsourced 360 solutions;
•	growing our less capital intensive CES and SS business;
•	increasing the number of hospitals, alternative care facilities, surgery centers, physicians and manufacturers to which we provide services; and
•	expanding and deepening our relationships with customers and manufacturers to develop more effective and comprehensive offerings tailored to the unique needs of caregivers.

EMPLOYEES

We had 2,304 regular employees as of December 31, 2014, including 2,029 full-time and 275 part-time employees. Of such employees, 189 were sales representatives, 1,812 were operations personnel and 303 were employed in corporate support functions.

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

We have developed a number of proprietary software programs to directly service or support our customers including “inCare™” which is a medical equipment inventory management system that allows UHS to track the location and usage of equipment we are managing at the customers’ location in our MES 360 Solutions. “MyUHS™” is our online ordering and reporting site which accesses our proprietary programs specifically designed to help customers meet medical equipment documentation and reporting needs under applicable regulations and standards, such as those promulgated by the FDA and The Joint Commission. Additionally, this tool provides detail reporting on utilization, compliance, and analytics for management. “inService™” is our equipment maintenance and planning system which houses our work order system and assists in our customers regulatory compliance recordkeeping.  “inSurgery™” is our web-based scheduling, tracking, reporting and physician preference system for SS solutions. “inCommand™” encompasses the proprietary software tools that allow our employees to manage and maintain our extensive equipment fleet and serve our customers more effectively and efficiently.

MARKETING

We market our programs primarily through our direct sales force, which consisted of 189 professional sales representatives as of December 31, 2014.  Our direct sales force is organized into two regions and eleven sales divisions.  We support our direct sales force with technical, clinical, surgical and financial specialists, who provide comprehensive solutions for our customers. Our national accounts team also supports our direct sales force through its focus on securing national and regional contracts.

We also market through our websites,  www.uhs.com,  www.uhssurgicalservices.com and www.oncaremedical.com, participate in numerous national and regional conventions and interact with industry groups and opinion leaders. Information presented on our website is not incorporated by reference and should not be considered a part of our Annual Report on Form 10-K.

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

SEASONALITY/BUSINESS INTERRUPTION

Quarterly operating results are typically affected by seasonal factors.  Historically, our first and fourth quarters are the strongest, reflecting increased hospital census and patient acuity during the fall and winter months.  Our business can also be impacted by natural disasters, such as hurricanes and earthquakes, which affect our ability to transfer equipment to and from our customers, and equipment recalls, which can cause equipment to be removed from market use.  We also see declines in our business in down economic cycles with high levels of unemployment. Our customers typically see weaker census and higher levels of indigent patients during these times, causing them to use fewer of our solutions.

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

As a distributor of medical devices, we are required by the FDCA to maintain device complaint records containing any incident information regarding the identity, quality, durability, reliability, safety, effectiveness or performance of a device. We are required to retain copies of these records for a period of two years from the date of inclusion of the record in the file or for a period of time equivalent to the expected life of the device, whichever is greater, even if we cease to distribute the device.  Finally, we are required to provide authorized FDA employees access to copy and verify these records upon their request. We have current compliance records regarding maintenance, repairs, modification and user-error with respect to our equipment.

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

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) applies to certain covered entities, including health plans, health care clearinghouses and health care providers, as well as to business associates such as us.  HIPAA regulations protect individually identifiable health information, including information in an electronic format, by, among other things, setting forth specific standards under which such information may be used and disclosed, providing patients rights to obtain and amend their health information, requiring notification to individuals, federal and state agencies and media outlets in the event of a breach of health information and establishing certain administrative requirements for covered entities. The Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) created legal obligations for business associates and extended criminal and civil sanctions to business associates for violations of HIPAA requirements.

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

The Patient Protection and Affordable Care Act and The Health Care and Education Responsibility Act of 2010 (together, the “Affordable Care Act”) have and will result in significant reforms to the U.S. health care system and the structure of the health care provider delivery system.  The Affordable Care Act calls for additional transparency around payments made by the pharmaceutical and medical device industries to doctors and teaching hospitals, which may include gifts, food, travel and speaking or consultancy fees. All U.S. manufacturers of drugs, devices, biologics or medical supplies, including distributors who hold title to such drugs, devices, biologics, or medical supplies, for which payment is available under government-funded health insurance programs (i.e., Medicare, Medicaid and the State Children’s Health Insurance Program) must report annually to the U.S. Department of Health and Human Services any payment or gift, which represents a “transfer of value,” to a physician or teaching hospital, including detailed information about the nature and value of remuneration provided, and the identity of the receiving physician or teaching hospital. Additionally, states may require manufacturers to report information that is not required or is exempted under the federal reporting requirements. For example, a state may require manufacturers to report advertising expenditures, loans of medical devices, in-kind gifts to charities and payments to other recipients, group purchasing organizations and retailers.  We identify applicable state reporting requirements as they become effective.

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

Our competition may engage in competitive practices that could cause us to lose market share, reduce our prices, or increase our expenditures.  For example, competitors may sell significant amounts of surplus equipment or sell capital equipment at a lower gross margin to obtain the future repeat sales of disposables for a higher gross margin, thereby decreasing the demand for our equipment solutions. Additionally, the overall market for services is very competitive and our competitors often compete by lowering prices, thus impacting gross margin.

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

We believe our customers could be adversely affected by another global economic downturn. The impact of another downturn on our customers may result in, among other things, decreased patient census, decreased number of non-essential patient services, increased uncompensated care and bad debt, increased difficulty obtaining financing on favorable terms and tighter capital and operating budgets.  Many of our customers depend on investment income to supplement inadequate third-party payor reimbursement.  Further disruption in the capital and credit markets could adversely affect the value of many investments, reducing our customers’ ability to access cash reserves to fund their operations.  If economic conditions reoccur or worsen, our customers may seek to further reduce their costs and may be unable to pay for our solutions, resulting in reduced orders, slower payment cycles, increased bad debt, and customer bankruptcies.

Our suppliers also may be negatively impacted by another economic downturn and tighter capital and credit markets.  If our key suppliers experience financial difficulty and are unable to deliver to us the equipment we require, we could be forced to seek alternative sources of medical equipment or to purchase equipment on less favorable terms, or we could be unable to fulfill our requirements.  A delay in procuring equipment or an increase in the cost to purchase equipment could limit our ability to provide equipment to customers on a timely and cost-effective basis.

All of these factors are related to a general economic downturn, which is out of our control, and could have a negative impact on our financial condition.

If we are unable to maintain existing contracts or contract terms with, or enter into new contracts with our customers, we may lose customers and/or the associated revenues.

Our revenue maintenance and growth depend, in part, on continuing contracts with customers, including through GPOs and IDNs, with which certain of our customers are affiliated.  In the past, we have been able to maintain and renew the majority of such contracts and expand the solutions we offer under such contracts.  If we are unable to maintain our contracts, or if the GPOs or IDNs seek additional discounts or other more beneficial terms on behalf of their members, we may lose a portion or all of existing business with, or revenues from, customers that are members of such GPOs and IDNs.

One customer accounted for approximately 14% of total revenue in 2014. The revenue is in our MES and CES segments. To the extent the contracts are not renewed or are terminated, our revenue and operating results would be significantly impacted.

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

We purchased medical equipment from approximately 149 manufacturers in 2014.  Our ten largest manufacturers of medical equipment accounted for approximately 76% of our direct medical equipment purchases in 2014.  Adverse developments concerning key suppliers or our relationships with them could force us to seek alternative sources for our medical equipment or to purchase such equipment on less unfavorable terms.  A delay in procuring equipment or an increase in our cost to purchase equipment could limit our ability to provide equipment to our customers on a timely and cost-effective basis.  In addition, if we do not have access to certain parts, or if manufacturers do not provide access to the appropriate equipment manuals or training, we may not be able to provide certain clinical engineering services.

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

For the year ended December 31, 2014,  approximately 53% of our total revenue was derived from customers that contracted with us or from hospitals and other providers that purchased equipment or services from us through a GPO that contracted with us on behalf of its members.  The source of the remaining 47% of revenue was from customers that do not purchase equipment or services from us through a GPO contract.  Our customers are generally not obligated to outsource our equipment under long-term commitments.  In addition, many of our customers do not sign written contracts with us fixing the rights and obligations of the parties regarding matters such as billing, liability, warranty or use.  Therefore, we face risks such as fluctuations in usage, inaccurate or false reporting of usage by customers and disputes over liabilities related to equipment use.  The non-contracted services we provide could be terminated by the customer without notice or payment of any termination fee.  A large number of such terminations may adversely affect our ability to generate revenue growth and sufficient cash flows to support our growth plans.  In addition, those customers with long-term commitments may have contracts that do not permit us to raise our prices, yet our cost to serve may increase. Any of these risks could reduce our ability to operate and expand our business.

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

We depend on our management information systems to actively manage our medical equipment fleet, control capital spending, and provide fleet information, including equipment usage history, condition and availability of our medical equipment.  These functions enhance our ability to optimize fleet utilization and redeployment.  The inability of our management information systems to operate as we anticipate could damage our reputation with our customers, disrupt our business or result in, among other things, decreased revenues and increased overhead costs.  Any such failure could harm our business and results of operations.  Our results of operations could be adversely affected if these systems, or our customers' access to them, are interrupted, damaged by unforeseen events, cyber security incidents or other actions of third parties, or fail for any extended period of time.  In addition, data security breaches could adversely impact our operations, results of operations or our ability to satisfy legal requirements, including those related to patient-identifiable health information.

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

The health care industry is undergoing significant change. In March 2010, the Congress adopted and President Obama signed into law the Affordable Care Act (the “ACA”). The ACA has increased the number of Americans with health insurance and employer mandates and subsidies offered to lower income individuals. While the increase in coverage could translate into increased utilization of our products and services, health care reform and political uncertainty have historically resulted in changes in how our customers purchase our services and have adversely affected our revenues. Provider revenue per service may decline with reductions in Medicare and Medicaid reimbursement. Furthermore, the implementation of the ACA may impose changes in health care delivery, reimbursement, operations or record keeping that are not compatible with our current offerings, which could force us to incur additional compliance costs. So far, starting in 2013, our business, along with some of our suppliers and customers that are manufacturers, came under direct regulation of the Open Payments Law, specifically the Physician Payments Sunshine Act. The Open Payments Law will require the annual reporting and publishing of all transfers of value to physicians and teaching hospitals to give greater transparency to financial relationships between manufacturers, physicians and teaching hospitals.  Federal and state governments also continue to enact and consider various legislative and regulatory proposals that could materially impact certain aspects of the health care system. We cannot predict with certainty what healthcare initiatives, if any, will be implemented or what the ultimate effect of federal health care reform (including, but not limited to, the ACA) or any future legislation or regulation will have on our operating results or financial condition.

Recently enacted amendments to federal privacy laws make us subject to more stringent penalties in the event we improperly use or disclose protected health information regarding our customers’ patients.

HITECH Act expanded the scope of the privacy and security requirements under HIPAA and increased penalties for violations to “Business Associates,” which includes UHS. Business Associates such as UHS are required to comply with certain of the HIPAA privacy standards and are required to implement administrative, physical and technical security standards to protect the integrity, confidentiality and availability of certain electronic health information we receive, maintain or transmit. In addition, the HITECH Act enacted federal breach notification rules requiring notification to affected individuals and the Department of Health and Human Services (and in some cases, relevant media outlets) whenever a breach of personal health information occurs. In addition, the HIPAA rules now involve increased penalties, including mandatory penalties for “willful neglect” violations, starting at $100 per violation subject to a cap of $1.5 million for violations of the same standard in a single calendar year.  State attorneys general are also authorized to enforce federal HIPAA privacy and security rules. Our operations could be negatively impacted by a violation of the HIPAA privacy or security rules and our reputation could suffer in the event of a data breach involving significant number of individuals.

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

Although our business is not currently extensively regulated under health care laws, we are subject to certain regulatory requirements that continue to come under greater scrutiny and regulation.  Our customers are subject to direct regulation under the Federal False Claims Act, the Stark Law, the Anti-Kickback Law, rules and regulations of the Centers for

Medicare and Medicaid Services (“CMS”) and other federal and state health care laws and regulations.  Promulgation of new laws and regulations, or changes in or re-interpretations of existing laws or regulations as they relate to our customers and our business, could affect our business, operating results or financial condition. Our operations might be negatively impacted if we had to comply with additional complex government regulations.

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

Given that our industry is heavily regulated, we may be subject to additional regulatory requirements.  If our operations are found to be in violation of any governmental regulations to which we, or our customers, are subject, we may be subject to the applicable penalty associated with the violation.  Penalties, damages, fines, or curtailment of our operations could significantly increase our cost of doing business, leading to difficulty generating sufficient income to support our business.  Also, if we are found to have violated certain federal or state laws or regulations regarding Medicare, Medicaid or other governmental funding sources, we could be subject to fines and possible exclusion from participation in federal and state health care programs.

Although we do not manufacture any medical equipment, we own a large fleet of medical equipment, which may be subject to equipment recalls or obsolescence.

We incur significant expenditures to maintain a large and modern equipment fleet.  Our equipment may be subject to recalls that could be expensive to implement and could result in revenue loss while the associated equipment is removed from service.  We may be required to incur additional costs to repair or replace the equipment at our own expense or we may choose to purchase incremental new equipment from a supplier not affected by the recall.  Additionally, our relationship with our customers may be damaged if we cannot promptly replace the equipment that has been recalled. We depend on manufacturers and other third parties to properly obtain and maintain FDA clearance for their equipment and products and their failure to maintain FDA clearance could have a material adverse effect on the Company.

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

If we are unable to fund our significant cash needs, including capital expenditures, we may be unable to expand our business as planned or to service our debt.

We require substantial cash to operate our health care technology solutions and service our debt.  Our health care technology solutions require us to invest a significant amount of cash in medical equipment purchases.  To the extent that such expenditures cannot be funded from our operating cash flow, borrowings under our senior secured credit facility or other financing sources, we may not be able to grow as currently planned.  We currently expect that over the next 12 months, we will make net investments of approximately $45 to $55 million in new and pre-owned medical equipment and other capital expenditures.  This estimate is subject to numerous assumptions, including revenue growth, the number of 360 solution signings, and any significant changes in customer contracts. In addition, a substantial portion of our cash flow from operations must be dedicated to servicing our debt and there are significant restrictions on our ability to incur additional indebtedness under the amended and restated credit agreement governing our senior secured credit facility.

Primarily because of our debt service obligations and debt refinancing charges and elevated depreciation and amortization charges we have incurred subsequent to the Transaction, we have had a history of net losses.  If we consistently incur net losses, it could result in our inability to finance our business in the future.  We had net losses of $66.5,  $43.0 and $35.2 million during the years ended December 31, 2014,  2013 and 2012, respectively.  Our ability to use our United States federal income tax net operating loss carryforwards to offset our future taxable income may be limited.  If we are limited in our ability to use our net operating loss carryforwards in future years in which we have taxable income, we will pay more current taxes than if we were able to utilize our net operating loss carryforwards without limitation, which could harm our results of operations and liquidity.

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

ITEM 1B:  Unresolved Staff Comments

None.

ITEM 2:  Properties

As of December 31, 2014, we operated 83 full service district service centers nationwide, five CES Centers of Excellence and an additional five stand-alone SS service centers.  We lease all of our district service centers as well as SS locations and Centers of Excellence. The average square footage of our non-corporate locations is approximately 8,400 square feet. Our full service district service centers support all of our business segments.  Our corporate office is located at a 55,000 square foot leased facility in a suburb of Minneapolis, Minnesota.

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

On January 13, 2015, the Company filed suit in the Western District of Texas against Hill-Rom Holdings, Inc., Hill-Rom Company, Inc. and Hill-Rom Services, Inc. (the "Defendants") alleging that the Defendants violated federal and state antitrust laws by willfully and unlawfully engaging in a pattern of exclusionary and predatory conduct in order to foreclose market competition and seeking actual damages, trebled damages and punitive damages.  At this early stage in the litigation, the Company does not believe the expense of litigation will have a material impact on the Company's operating expenses or financial results.

ITEM 4:  Mine Safety Disclosures

Not applicable.

PART II

ITEM 5:  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 1, 2015, Parent owns, and at all times during 2014 Parent has owned, all 1,000 shares of our common stock, par value $.01 per share. There is no established public trading market for our common stock. During 2014, the Company did not declare or pay any cash dividends.  Our debt instruments contain certain restrictions on our ability to pay cash dividends on our common stock (see the information regarding our Notes and senior secured credit facility contained under the caption “Liquidity and Capital Resources” in Item 7 of this Annual Report on Form 10-K).

We did not repurchase any of our equity securities during 2014.

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

On June 8, 2011 the Company and Parent’s Boards of Directors declared a dividend of $0.12 per share to the Parent’s shareholders of record on June 10, 2011 and a $0.12 per share equity distribution to be paid to the holders of vested options on the Parent’s stock as of June 10, 2011, subject to the consummation of the note offering which occurred on June 17, 2011 (see Item 15, Note 8, Long-term Debt), and payable on July 1, 2011. Also on June 8, 2011, the Boards of Directors declared an equity distribution of $0.12 per option to holders of outstanding options on the Parent’s stock on June 10, 2011 that vested on December 31, 2011, 2012, 2013 and 2014 and are scheduled to vest on December 31, 2015.

	Year Ended December 31,
(in thousands)	2014	2013	2012	2011	2010
Consolidated Statements of Operations Data:
Total revenues	$436,664	$428,440	$415,326	$355,156	$312,112
Cost of revenues	309,903	301,202	267,582	225,987	203,738
Gross margin	126,761	127,238	147,744	129,169	108,374
Operating expenses:
Selling, general and administrative	114,596	112,649	109,247	100,948	89,336
Restructuring, acquisition and integration expenses	3,059	236	7,474	3,483	—
Intangible asset impairment charge	34,900	—	—	—	—
Total operating expenses	152,555	112,885	116,721	104,431	89,336
Operating (loss) income	(25,794)	14,353	31,023	24,738	19,038
Loss on extinguishment of debt	—	1,853	12,339	—	—
Interest expense	53,285	55,015	55,697	55,020	46,457
Loss before income taxes and noncontrolling interest	(79,079)	(42,515)	(37,013)	(30,282)	(27,419)
(Benefit) provision for income taxes	(13,065)	(166)	(2,569)	(8,343)	1,692
Net income attributable to noncontrolling interest	503	688	754	451	—
Net loss attributable to Universal Hospital Services, Inc.	$(66,517)	$(43,037)	$(35,198)	$(22,390)	$(29,111)

	Year Ended December 31,
(in thousands)	2014	2013	2012	2011	2010
Other Financial Data:
Net cash provided by operating activities	$60,572	$57,574	$72,531	$57,691	$76,156
Net cash used in investing activities	(55,464)	(56,433)	(73,597)	(153,219)	(74,205)
Net cash (used in) provided by financing activities	(5,108)	(1,141)	(95)	96,689	(1,951)
Other Operating Data (as of end of period):
Medical equipment (approximate number of owned outsourcing units)	254,000	269,000	265,000	248,000	231,000
District service centers	83	82	83	84	84
SS stand-alone service centers	5	7	7	3	—
Centers of Excellence	5	6	6	6	6

Depreciation and amortization of intangibles	$100,088	$98,796	$96,691	$96,612	$91,739
EBITDA (1)(2)	73,791	110,608	114,621	120,899	110,777
Dividend and equity distribution	—	—	—	34,500	—

	December 31,
(in thousands)	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data:
Working capital (3)	$1,577	$1,754	$12,765	$23,608	$23,550
Total assets	833,912	915,615	937,413	936,932	833,028
Total debt	710,186	710,771	699,014	671,097	525,045
(Deficit) Equity	(48,747)	23,020	60,875	93,187	146,739

(1)

EBITDA is defined as earnings attributable to UHS before interest expense, income taxes, depreciation and amortization. In addition to using EBITDA internally as a measure of operational performance, we disclose it externally to assist analysts, investors and lenders in their comparisons of operational performance, valuation and debt capacity across companies with differing capital, tax and legal structures.  EBITDA, however, is not a measure of financial performance under Generally Accepted Accounting Principles (“GAAP”) and should not be considered as an alternative to, or more meaningful than, net income as a measure of operating performance or to cash flows from operating, investing or financing activities or as a measure of liquidity.  Since EBITDA is not a measure determined in accordance with GAAP and is thus susceptible to varying interpretations and calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.  EBITDA does not represent an amount of funds that is available for management’s discretionary use.  See note 2 below for a reconciliation of net loss attributable to UHS to EBITDA.

(2)	The following is a reconciliation of net loss attributable to UHS to EBITDA:

	Year Ended December 31,
(in thousands)	2014	2013	2012	2011	2010
Net loss attributable to Universal Hospital Services, Inc.	$(66,517)	$(43,037)	$(35,198)	$(22,390)	$(29,111)
Interest expense	53,285	55,015	55,697	55,020	46,457
(Benefit) provision for income taxes	(13,065)	(166)	(2,569)	(8,343)	1,692
Depreciation and amortization of intangibles	100,088	98,796	96,691	96,612	91,739
EBITDA	$73,791	$110,608	$114,621	$120,899	$110,777

(3)	Represents total current assets (excluding cash and cash equivalents) less total current liabilities (excluding current portion of long-term debt).

Segment Information

	Year Ended December 31, 2014
	Medical	Clinical
	Equipment	Engineering	Surgical
(in thousands)	Solutions	Solutions	Services	Total
Revenue	$285,497	$92,092	$59,075	$436,664
Cost of revenue	130,117	73,547	32,721	236,385
Medical equipment depreciation	67,719	—	5,799	73,518
Gross margin	$87,661	$18,545	$20,555	$126,761
Total assets	$624,444	$110,562	$98,906	$833,912

	Year Ended December 31, 2013
	Medical	Clinical
	Equipment	Engineering	Surgical
(in thousands)	Solutions	Solutions	Services	Total
Revenue	$285,510	$86,864	$56,066	$428,440
Cost of revenue	128,864	67,747	31,557	228,168
Medical equipment depreciation	67,615	—	5,419	73,034
Gross margin	$89,031	$19,117	$19,090	$127,238
Total assets	$701,507	$112,746	$101,362	$915,615

	Year Ended December 31, 2012
	Medical	Clinical
	Equipment	Engineering	Surgical
(in thousands)	Solutions	Solutions	Services	Total
Revenue	$282,905	$82,236	$50,185	$415,326
Cost of revenue	125,105	62,428	27,845	215,378
Recall gains	(18,557)	—	—	(18,557)
Medical equipment depreciation	65,776	—	4,985	70,761
Gross margin	$110,581	$19,808	$17,355	$147,744
Total assets	$722,421	$111,062	$103,930	$937,413

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are a leading nationwide provider of health care technology management and service solutions to the United States health care industry. Our diverse medical equipment solutions customer base includes more than 7,000 acute care hospitals and alternate site providers.  We also have relationships with more than 200 medical device manufacturers and many of the nation’s largest group purchasing organizations (“GPOs”) and many of the integrated delivery networks (“IDNs”).  All of our solutions leverage our nationwide network of 83 district service centers, five Centers of Excellence and an additional five stand-alone Surgical Services service centers together with our more than 75 years of experience managing and servicing all aspects of medical equipment.  During the year ended December 31, 2014, we owned or managed over 700,000 units of medical equipment consisting of approximately 400,000 owned or managed units in our Medical Equipment Solutions (“MES”) segment, over 300,000 units of customer-owned equipment we managed in our Clinical Engineering Solutions (“CES”) segment and over 5,000 units of owned or managed mobile surgical equipment in our Surgical Services (“SS”) segment. Our fees are paid directly by our customers rather than from direct reimbursement from third-party payors, such as private insurers, Medicare, or Medicaid.  We commenced operations in 1939, originally incorporated in Minnesota in 1954 and reincorporated in Delaware in 2001.  Historically, we have experienced significant and sustained growth. Our overall growth strategy is to continue to grow both organically and through strategic acquisitions.

As one of the nation’s leading providers of health care technology management and service solutions, we design and offer comprehensive solutions for our customers that help reduce capital and operating expenses while increasing medical equipment and staff productivity and support improved patient safety and outcomes.

In June 2014, Smith & Nephew announced that it had ceased commercial distribution of the RENASYS Negative Pressure Wound Therapy (“NPWT”) product line in the United States following a request from the FDA to obtain additional regulatory clearances through the premarket notification 510(k) process with respect to certain design modifications made to the RENASYS product line.  Subsequently, the FDA authorized limited distribution by Smith & Nephew of these products under a Certificate of Medical Necessity (“CMN”) program.  The Company is unable to predict when or whether Smith & Nephew will resume full commercial distribution of the RENASYS product line.  The RENASYS product line generated approximately $24 million in annual revenue for the prior twelve month period from device rental ($14 million) and disposable sales ($10 million) which was included in our MES segment.  As of December 31, 2014, the Company had a net asset exposure of approximately $1 million on the balance sheet, which includes approximately $4 million of equipment which it believes is recoverable, offset with $3 million of payable.  In late July, the Company signed an agreement with a NPWT manufacturer to provide an alternative solution to our customers.  However, many of our customers have met their NPWT needs directly with other manufacturers or service providers.  The Company’s future financial results will be negatively impacted by the interruption of commercial distribution of the RENASYS product line and we anticipate losing the majority of the disposable portion of our revenue based on the new agreement with an alternative NPWT manufacturer. The gross margin on the disposable portion of the business is significantly lower than the overall MES segment gross margin. The potential impact will be highly dependent upon the outcome of the factors mentioned above.  The net loss in revenue impact, specifically the loss in Smith & Nephew revenue offset with revenue generated by another provider, was approximately $8 million for 2014 and the additional impact in 2015 is estimated at approximately $8 to $10 million.  The cash gross margin impact was approximately $3 million in 2014 and is estimated at approximately $3 to $4 million in 2015.

In July 2014, the Company was notified that a national group purchasing organization (“GPO”) awarded a sole source agreement to a competitor of the Company, for all peak need rental equipment, therapy surfaces (wound and pulmonary) and bariatric equipment. This GPO currently has agreements for the purchase or rental of this equipment with multiple vendors, including from the Company under agreements that expired on December 31, 2014.  Under these agreements, the Company supplies equipment to its GPO member customers.  The Company generated approximately $26 million of business (over the prior twelve month period) in the portions of the business covered under this new agreement which was included in our MES segment.  In addition, the Company also maintains certain 360 solutions with customers that are members of this GPO. The Company is working with the national GPO and its members to develop an orderly transition and anticipates that this transition will occur over the next several months. The Company is assessing the financial impact to its business and the impact will be dependent upon several factors including the GPO members’ willingness to contract with the Company as a non-contracted vendor and the ability of the new service provider to service all of these GPO members.  The Company’s future results will be negatively impacted by the loss of this agreement and, while highly sensitive to the factors mentioned above, the loss in revenue was $0.4 million for 2014 and is estimated at approximately $15 to $20 million for 2015.  The cash gross margin impact, while difficult to estimate given the fixed nature of the expense base, is estimated at approximately $10 to $14 million in 2015.  The Company anticipates either selling or redeploying approximately $4 to $6 million in excess equipment currently supporting the existing business, which will reduce the on-going maintenance capital expenditures.

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

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases these estimates on historical experience and other assumptions believed to be reasonable under the circumstances.  However, actual results could differ from these estimates. Management believes the critical accounting policies and areas that require more significant judgments and estimates used in the preparation of our consolidated financial statements to be:

•	recoverability and valuation of long-lived assets, goodwill and intangible assets;
•	potential litigation liabilities; and
•	income taxes.

For goodwill and indefinite-lived intangible assets, including trade names, we review for impairment annually and upon the occurrence of certain events as required by Accounting Standards Codification (“ASC”) Topic 350, “Intangibles — Goodwill and Other.” Goodwill and indefinite-lived intangible assets are tested at least annually for impairment and more frequently if events or changes in circumstances indicate that the asset might be impaired. We review goodwill for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we conclude that goodwill is not impaired. If the carrying amount of a reporting unit is zero or negative, the second step of the impairment test is performed to measure the amount of impairment loss, if any, when it is more likely than not that a goodwill impairment exists. As of December 31, 2014, all of our reporting units had a negative carrying value. We review indefinite-lived intangible assets for impairment by first assessing qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the indefinite-lived intangible asset is impaired, then we conclude that the indefinite-lived intangible asset is not impaired.

During the second quarter of 2014, the Company became aware of certain events that will have a negative impact on the future financial results of the Company. The Company applies a fair value based impairment test to the net book value of goodwill and intangible assets with indefinite lives on an annual basis and on an interim basis if events or circumstances indicate that an impairment loss may have occurred. The review of indefinite-life intangibles for impairment during the second quarter of 2014 indicated that the carrying value of trade names in the MES segment exceeded its estimated fair values. The Company performed an interim impairment test and recorded a non-cash impairment charge of $34.9 million in the second quarter of 2014. As a result of the trade names impairment, the Company’s equity went to a deficit causing the Company to undertake a step 2 goodwill impairment analysis. The preliminary step 2 analysis of the MES goodwill reflected no impairment.  The finalization of the step 2 analysis and the result of the annual impairment review resulted in no changes to or additional impairment charges. No impairments were recognized in 2013 or 2012 related to indefinite-lived intangible assets or goodwill.

For property and equipment and amortizable intangible assets, impairment is evaluated when an event (such as those noted in ASC Topic 360, “Property, Plant, and Equipment”) is indicated.  This evaluation is conducted at the lowest level of identifiable cash flows.  If there is an indication of impairment based on this evaluation of undiscounted cash flows versus carrying value, impairment is measured based on the estimated fair value of the long-lived or amortizable asset in comparison to its carrying value.  Our amortizable intangible assets consist of the following discrete items:  customer relationships, a supply agreement, technology databases, non-compete agreements and favorable lease agreements.  For property and equipment, primarily movable medical equipment, we continuously monitor specific makes/models for events such as product recalls or obsolescence. We recorded asset impairment charges of $2.0 million in 2014.  No impairments were recognized in 2013 or 2012 related to property and equipment and amortizable intangible assets.

As disclosed in Item 3, the Company, from time to time, may become involved in litigation arising out of operations in the normal course of business. Accruals for loss contingencies associated with these matters are made when it is determined that a liability is probable and the amount can be reasonably estimated. The assessment of the probable liabilities is based on the facts and circumstances known at the time that the consolidated financial statements are being prepared. For cases in which it is determined that a liability has been incurred but only a range for the potential loss exists, the minimum amount of the range is recorded and subsequently adjusted as better information becomes available. Accruals for defense related costs are made as incurred.

The Company’s current and deferred tax provision is based on estimates and assumptions that could materially differ from the actual results reflected in its income tax return(s) filed during the subsequent year and could materially affect the Company’s effective tax rate.

The Company has recorded a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.  We evaluate the recoverability of our deferred tax assets by scheduling the expected reversals of deferred tax assets and liabilities to determine whether net operating loss carry forwards are recoverable prior to expiration.  The Company had a valuation allowance of $55.0 and $36.1 million as of December 31, 2014 and 2013, respectively.

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

RESULTS OF OPERATIONS

The following table provides information on the percentages of certain items of selected financial data compared to total revenues. The table also indicates the percentage increase or decrease comparing fiscal 2014 to 2013 and 2013 to 2012.

	Percent to Total Revenue			Percent Increase (Decrease)
	Year Ended December 31,			Year Ended December 31,
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Revenue
Medical equipment solutions	65.4%	66.6%	68.1%	—%	0.9%
Clinical engineering solutions	21.1	20.3	19.8	6.0	5.6
Surgical services	13.5	13.1	12.1	5.4	11.7
Total revenues	100.0	100.0	100.0	1.9	3.2
Cost of Revenue
Cost of medical equipment solutions	29.8	30.1	25.7	1.0	20.9
Cost of clinical engineering solutions	16.8	15.8	15.0	8.6	8.5
Cost of surgical services	7.5	7.4	6.7	3.7	13.3
Medical equipment depreciation	16.8	17.0	17.0	0.7	3.2
Total costs of revenues	70.9	70.3	64.4	2.9	12.6
Gross margin	29.1	29.7	35.6	(0.4)	(13.9)
Selling, general and administrative	26.2	26.3	26.3	1.7	3.1
Restructuring, acquisition and integration expenses	0.7	0.1	1.8	*	(96.8)
Intangible asset impairment charge	8.0	—	—	*	*
Operating (loss) income	(5.8)	3.3	7.5	(279.7)	(53.7)
Loss on extinguishment of debt	—	0.4	3.0	*	*
Interest expense	12.2	12.8	13.4	(3.1)	(1.2)
Loss before income taxes and noncontrolling interest	(18.0)	(9.9)	(8.9)	86.0	14.9
Benefit for income taxes	(3.0)	—	(0.6)	*	(93.5)
Consolidated net loss	(15.0)%	(9.9)%	(8.3)%	55.9%	23.0%

* Not meaningful

Results of Operations for the Year Ended December 31, 2014 compared to the Year Ended December 31, 2013

Total Revenue

Total revenue for the year ended December 31, 2014 was $436.7 million, compared with $428.4 million for the year ended December 31, 2013, an increase of $8.3 million or 1.9%.  The increase was primarily due to additional revenue in our MES segment related to growth in our 360 On-site Managed Solutions (“360 solutions”) of $15.4 million, partially offset by the decline in NPWT device rental and disposable sales of $8.0 million due to the interruption of Smith & Nephew commercial distribution of the RENASYS product line and a decrease in supplemental revenue associated with peak need usage and patient handling of $6.1 million; additional revenue in our CES segment related to growth in our 360 solutions of $5.1 million and additional revenue in our SS segment related to growth in our surgical services business of $3.0 million primarily from organic growth.

Cost of Revenue

Total cost of revenue for the year ended December 31, 2014 was $309.9 million compared to $301.2 million for the year ended December 31, 2013, an increase of $8.7 million or 2.9%.  The increase in our MES segment was primarily due to an increase in 360 solutions costs of $9.0 million corresponding with the 360 solutions revenue growth, partially offset by decreases in cost of disposable sales of $5.0 million and other rental costs of $2.0 million; an increase in our CES segment costs related to 360 solution costs of $5.8 million and the growth in our surgical services business resulted in additional costs of $1.2 million.

Gross Margin

Total gross margin for the year ended December 31, 2014 was $126.8 million, or 29.1% of total revenues compared to $127.2 million, or 29.7% of total revenues for the year ended December 31, 2013, a decrease of $0.4 million or 0.4%.  The decrease in gross margin as a percent of revenue was primarily impacted by business mix related to increases in the 360 business relative to other portions of the MES segment coupled with growth in the CES and SS portions of the business.

Medical Equipment Solutions Segment

(in thousands)

	Year Ended December 31,
	2014	2013	Change	% Change
Total revenue	$285,497	$285,510	$(13)	(0.0)%
Cost of revenue	130,117	128,864	1,253	1.0
Medical equipment depreciation	67,719	67,615	104	0.2
Gross margin	$87,661	$89,031	$(1,370)	(1.5)
Gross margin %	30.7%	31.2%

Total revenue in the MES segment was $285.5 million for both the year ended December 31, 2014 and for the same period of 2013. The MES segment was favorably impacted by new 360 solutions program signings combined with organic growth which in aggregate totaled to approximately  $15.4 million, which was partially offset by the decline in NPWT device rental and disposable sales of $8.0 million due to the interruption of Smith & Nephew commercial distribution of the RENASYS product line and a decrease in supplemental revenue associated with peak need usage and patient handling of $5.4 million. Many of our 360 Solution customers utilize more than one of our equipment management program offerings in areas such as infusion, patient handling, and negative pressure wound therapy. As of December 31, 2014, we had 209 such active programs, up from 181 as of December 31, 2013.  The decline in peak need usage revenue was driven by the conversion of customers to 360 solutions, the loss of certain customers to alternative solutions and, to a lesser extent, soft patient census early in 2014.

Total cost of revenue in the segment for the year ended December 31, 2014 increased by $1.3 million, or 1.0%, to $130.1 million as compared to the same period of 2013. This increase is attributable to the increase in costs to support growth in our 360 solutions of $9.0 million largely due to an increase in employee related expense of $5.1 million and an increase in repairs and maintenance and service costs of $2.1 million for certain program offerings,  partially offset by decreases in cost of disposable sales of $5.0 million and other rental costs of $2.0 million.

Medical equipment depreciation for the year ended December 31, 2014 increased by $0.1 million, or 0.2%, to $67.7 million as compared to the same period of 2013. The increase in medical equipment depreciation was primarily due to impairment charges of $2.0 million taken on excess infusion equipment sold in the second quarter of 2014 and under-utilized patient handling equipment charge, offset by reduced depreciation expense resulting from impairment and disposals of certain medical equipment.

Gross margin percentage for the MES segment was 30.7% and 31.2% for the years ended December 31, 2014 and 2013, respectively. Gross margin rate was impacted by the growth in our 360 solutions, which has a lower margin rate than other medical equipment solutions.

Future revenue will be negatively impacted by the loss of revenues resulting from the pending FDA 510(k) clearance on RENASYS NPWT product line and the loss of the agreement related to a national GPO. See Item 15 of Part IV, Note 9, Commitments and Contingencies.

Clinical Engineering Solutions Segment

(in thousands)

	Year Ended December 31,
	2014	2013	Change	% Change
Total revenue	$92,092	$86,864	$5,228	6.0%
Cost of revenue	73,547	67,747	5,800	8.6
Gross margin	$18,545	$19,117	$(572)	(3.0)
Gross margin %	20.1%	22.0%

Total revenue in the CES segment for the year ended December 31, 2014 increased by $5.2 million, or 6.0%, to $92.1 million as compared to the same period of 2013.  The increase was primarily due to growth in our 360 solutions. As of December 31, 2014, we had 360 solutions implemented in 144 programs in our CES segment, up from 131 programs as of December 31, 2013.

Total cost of revenue in the segment for the year ended December 31, 2014 increased by $5.8 million, or 8.6%, to $73.5 million as compared to the same period of 2013. The increase is primarily attributable to increases in employee related costs and vendor expenses to support the revenue growth.

Gross margin percentage for the CES segment was 20.1% and 22.0% for the years ended December 31, 2014 and 2013, respectively.  The decrease was partially due to lower volume in our manufacturing services portion of the business resulting from additional services being performed in house, as well as a higher level of employee related costs and vendor expenses on supported equipment. Gross margin percentage will fluctuate materially based on the variability of third-party vendor expenses in our 360 solutions and supplemental service programs, as well as fluctuations of services being performed in house for manufacturing services.

Surgical Services Segment

(in thousands)

	Year Ended December 31,
	2014	2013	Change	% Change
Total revenue	$59,075	$56,066	$3,009	5.4%
Cost of revenue	32,721	31,557	1,164	3.7
Medical equipment depreciation	5,799	5,419	380	7.0
Gross margin	$20,555	$19,090	$1,465	7.7
Gross margin %	34.8%	34.0%

Total revenue in the SS segment for the year ended December 31, 2014 increased by $3.0 million, or 5.4%, to $59.1 million as compared to the same period of 2013. The increase was driven by organic growth in our surgical services business.

Total cost of revenue in the segment for the year ended December 31, 2014 increased by $1.2 million, or 3.7%, to $32.7 million as compared to the same period of 2013. The increase was primarily attributable to an increase in employee-related costs to support growth in our surgical services business of $0.9 million.

Medical equipment depreciation for the year ended December 31, 2014 increased by $0.4 million, or 7.0%, to $5.8 million as compared to the same period of 2013.

Gross margin percentage for the SS segment was 34.8% and 34.0% for the years ended December 31, 2014 and 2013, respectively. The increase in gross margin percentage was primarily attributable to leverage from volume growth and some shift to higher margin modalities.

Selling, General and Administrative, Restructuring, Acquisition and Integration Expenses, Intangible Asset Impairment Charge, Loss on Extinguishment of Debt and Interest Expense

(in thousands)

	Year Ended December 31,
	2014	2013	Change	% Change
Selling, general and administrative	$114,596	$112,649	$1,947	1.7%
Restructuring, acquisition and integration expenses	3,059	236	2,823	*
Intangible asset impairment charge	34,900	—	34,900	*
Loss on extinguishment of debt	—	1,853	(1,853)	(100.0)
Interest expense	53,285	55,015	(1,730)	(3.1)

Selling, General and Administrative

Selling, general, and administrative expenses for the year ended December 31, 2014 increased by $1.9 million, or 1.7%, to $114.6 million as compared to the same period of 2013. Selling, general and administrative expense as a percentage of total revenue was 26.2% and 26.3% for the years ended December 31, 2014 and 2013, respectively.

Restructuring, Acquisition and Integration Expenses

Restructuring, acquisition and integration expenses for the year ended December 31, 2014 increased by $2.8 million to $3.1 million as compared to the same period of 2013. The increase was primarily due to additional charges related to the realignment of the management team.

Intangible Asset Impairment Charge

During the second quarter of 2014, the Company became aware that future financial results of the Company will be negatively impacted by the loss of revenues resulted from pending FDA 510(k) clearances on RENASYS NPWT product line and the loss of the agreement related to a national GPO. The Company applies a fair value based impairment test to the net book value of goodwill and intangible assets with indefinite lives on an annual basis and on an interim basis if events or circumstances indicate that an impairment loss may have occurred. The review of indefinite-life intangibles for impairment during the second quarter of 2014 indicated that the carrying value of trade names in the MES segment exceeded its estimated fair values. As a result, the Company performed an interim impairment test and recorded a preliminary non-cash impairment charge of $34.9 million during the second quarter of 2014. The calculation of the preliminary impairment charge contains significant judgments and estimates including weighted average cost of capital, future revenue, profitability, cash flows and fair values of assets and liabilities. The finalization of the step 2 analysis and the result of the annual impairment review resulted in no changes to or additional impairment charges.

Loss on Extinguishment of Debt

The loss of $1.9 million reflected the write-off of the unamortized deferred financing costs related to the redemption of our floating rate notes due 2015 (“Floating Rate Notes”) during 2013.

Interest Expense

Interest expense for the year ended December 31, 2014 decreased by $1.7 million, or 3.1%, to $53.3 million as compared to the same period of 2013. This decrease was mainly attributable to the decrease in amortization of deferred financing costs combined with an increase in amortization of bond premium. Interest expense includes amortization of deferred financing fees associated with our debt of $2.4 and $2.7 million for years ended December 31, 2014 and 2013, respectively.

Income Taxes

Income taxes were a benefit of $13.1 and $0.2 million for the years ended December 31, 2014 and 2013, respectively. The tax benefit for the year ended December 31, 2014 primarily relates to an intangible asset impairment charge, partially offset by state minimum fees. The tax benefit for the year ended December 31, 2013 primarily related to two items along with state minimum fees. The first item is to record a deferred tax liability for adjustments in connection with the tax amortization of indefinite-life goodwill. The second item is to reverse a long-term liability created as a reserve against operating losses from an acquisition in 2011. The Company will continue to incur deferred tax expense in the future as tax amortization occurs. The expected tax benefit from operating losses during the year ended December 31, 2014 was offset by the recording of an additional valuation allowance.

Consolidated Net Loss

Consolidated net loss was $66.0 and $42.3 million for the years ended December 31, 2014 and 2013, respectively. Net loss was impacted primarily by gross intangible asset impairment charge of $34.9 million,  or $21.2 million net of taxes of $13.7 million.

EBITDA

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was $73.8 and $110.6 million for the years ended December 31, 2014 and 2013, respectively.  EBITDA for the year ended December 31, 2014 was impacted by intangible asset impairment charge, increases in selling, general and administrative and restructuring expenses, offset by a decrease in loss on extinguishment of debt.

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

For a reconciliation of net loss attributable to UHS to EBITDA, see note (2) under the caption “Selected Financial Data” in Item 6 of this Annual Report on Form 10-K.

Results of Operations for the Year Ended December 31, 2013 compared to the Year Ended December 31, 2012

Total Revenue

Total revenue for the year ended December 31, 2013 was $428.4 million, compared to $415.3 million for the year ended December 31, 2012, an increase of $13.1 million or 3.2%.  The increase was primarily due to additional revenue in our MES segment related to growth in our 360 On-site Managed Solutions (“360 solutions”) of $12.2 million, partially offset by a decrease in peak need usage revenue of $4.0 million; additional revenue in our SS segment related to growth in our surgical services business of $5.9 million primarily from organic growth combined with a July 2012 acquisition and additional revenue in our CES segment related to growth in our 360 solutions of $3.1 million, partially offset by a decrease in used sales of $2.7 million.

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

Gross margin percentage for the MES segment was 31.2% and 39.1% for the years ended December 31, 2013 and 2012, respectively. The decrease in gross margin percentage was primarily attributable to the recall equipment gains recognized in 2012 of $18.6 million. Gross margin percentage for 2012 excluding recall equipment gains was 32.5%. Gross margin rate was impacted by the growth in our 360 solutions, which has a lower margin rate than other medical equipment solutions.

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

Loss on Extinguishment of Debt

For the year ended December 31, 2013, the loss of $1.9 million reflects the write-off of the unamortized deferred financing costs related to the redemption of our Floating Rate Notes during 2013. For the year ended December 31, 2012, we incurred $12.3 million of expense related to the repurchase of $230.0 million of our 8.50% / 9.25% PIK Toggle Notes due 2015 (“PIK Toggle Notes”) and $175.0 million of our PIK Toggle Notes issued on June 17, 2011, for total aggregate principal amount of $405.0 million.  The expense consisted of a call premium of $9.8 million, a credit of $2.9 million related to the bond premium write-off from the $175.0 million of notes issued in 2011 and the write-off of unamortized deferred financing costs of $5.4 million.

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

EBITDA

EBITDA was $110.6 and $114.6 million for the years ended December 31, 2013 and 2012, respectively.  EBITDA for the year ended December 31, 2013 was impacted by a decrease of $18.6 million in recalled equipment gains as a result of the completion of the recall program offset by a decrease in loss on extinguishment of debt of $10.5 million.

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

For a reconciliation of net loss attributable to UHS to EBITDA, see note (2) under the caption “Selected Financial Data” in Item 6 of this Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Financing Structure.  As of December 31, 2014, our major sources of funds were comprised of $425.0 million aggregate principal amount of our Original Notes (as defined below), $220.0 million aggregate principal amount of our Add-on Notes (as defined below), $235.0 million senior secured credit facility and $15.1 million of vehicle leases. Our $230.0 million of Floating Rate Notes and $405.0 million aggregate principal amount of PIK Toggle Notes were redeemed in March 2013 and August 2012, respectively.

Original Notes and Add-on Notes – 7.625%. On August 7, 2012, we issued $425.0 million in aggregate principal amount of 7.625% Second Lien Senior Secured Notes due 2020 (the “Original Notes”) under an indenture dated as of August 7, 2012 (the “2012 Indenture”).  On February 12, 2013, we issued $220.0 million in aggregate principal amount of 7.625% Second Lien Senior Secured Notes due 2020 (the “Add-on Notes”, and along with the Original Notes, the “2012 Notes”) as “additional notes” pursuant to the 2012 Indenture. The 2012 Notes mature on August 15, 2020.

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

As of December 31, 2014, we had $135.7 million of availability under the senior secured credit facility based on a borrowing base of $178.3 million less borrowings of $39.0 million and after giving effect to $3.6 million used for letters of credit.

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

At December 31, 2014, we had $39.0 million of borrowings outstanding which was accruing interest at a rate of 2.6608%.

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

Liquidity

Our principal sources of liquidity are expected to be cash flows from operating activities and borrowings under our senior secured credit facility, which provides loans in the amount of up to $235.0 million, subject to our borrowing base. It is anticipated that our principal uses of liquidity will be to fund capital expenditures related to purchases of medical equipment, provide working capital, meet debt service requirements and finance our strategic plans.

We require substantial cash to operate our medical equipment solutions programs and service our debt.  Our outsourcing programs require us to invest a significant amount of cash in medical equipment purchases.  To the extent that such expenditures cannot be funded from our operating cash flow, borrowing under our senior secured credit facility or other financing sources, we may not be able to conduct our business or grow as currently planned. We currently expect that over the next 12 months, we will make net investments of approximately $45 to $55 million in new and pre-owned medical equipment and other capital expenditures.  This estimate is subject to numerous assumptions, including revenue growth, the number of 360 solutions signings, and any significant changes in customer contracts.

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

Future cash flows from operations will be negatively impacted by the loss of revenues resulting from the pending FDA 510(k) clearances on RENASYS NPWT product line and the loss of the agreement related to a national GPO. See Item 15 of Part IV, Note 9, Commitments and Contingencies.

The following table sets forth selected historical information regarding our cash flows:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Other Financial Data:
Net cash provided by operating activities	$60,572	$57,574	$72,531
Net cash used in investing activities	(55,464)	(56,433)	(73,597)
Net cash used in financing activities	(5,108)	(1,141)	(95)

Net cash provided by operating activities was $60.6,  $57.6 and $72.5 million for the years ended December 31, 2014,  2013 and 2012, respectively.  Net cash provided by operating activities increased in 2014 compared to 2013 primarily due to increase in collections of accounts receivable. Net cash provided by operating activities decreased in 2013 compared to 2012 primarily due to debt refinancing in August 2012 shifting the interest cycle from June and December to February and August, resulting in approximately eight months of cash interest payments in 2012 and twelve months of cash interest payments in 2013. In addition, the management reorganization costs were expensed in 2012 and primarily paid in 2013.

Net cash used in investing activities was $55.5,  $56.4 and $73.6 million for the years ended December 31, 2014,  2013 and 2012, respectively.  The decrease in net cash used in investing activities in 2014 compared to 2013 primarily due to higher proceeds from sale of medical equipment and lower purchases of property and office equipment.  The decrease in net cash used in investing activities in 2013 was primarily the result of our January 3, 2012 and July 9, 2012 acquisitions in our surgical services business.

Net cash used in financing activities was $5.1,  $1.1 and $0.1 million for the years ended December 31, 2014,  2013 and 2012, respectively. The increase in net cash used in financing activities in 2014 compared to 2013 was primarily due to the change in book overdrafts. The increase in net cash used in financing activities in 2013 compared to 2012 was primarily due to the change in book overdrafts.

Total debt at the end of 2014 was flat in comparison to 2013. The senior secured credit facility increased by $6.0 million was offset primarily by the decrease in capital lease obligations for the Company’s vehicle fleet.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2014, we do not have any unconsolidated SPEs.

Contractual Obligations

The following is a summary, as of December 31, 2014, of our future contractual obligations:

	Payments due by period
(in thousands)					2020 and
Contractual Obligations	Total	2015	2016 - 2017	2018 - 2019	beyond
Other Financial Data:
Long-term debt principal obligations	$684,000	$—	$39,000	$—	$645,000
Interest on notes	276,645	49,181	98,363	98,363	30,738
Principal and interest on capital lease obligations	16,309	6,123	6,135	2,403	1,648
Operating lease obligations	42,970	8,443	14,161	11,459	8,907
Pension obligations (1)	320	320	—	—	—
Unrecognized tax positions (2)	2,072	—	—	—	—
Total contractual obligations	$1,022,316	$64,067	$157,659	$112,225	$686,293
Other commercial commitments:
Stand by letter of credit	$3,585	$—	$—	$—	$—

(1)	While our net pension liability at December 31, 2014 was approximately $8 million, we cannot reasonably estimate required payments beyond 2015 due to changing actuarial and market conditions.
(2)	We cannot reasonably determine the exact timing of payments related to our unrecognized tax positions.

Based on the level of operating performance expected in 2015, we believe our cash from operations and additional borrowings under our senior secured credit facility will meet our liquidity needs for the foreseeable future, exclusive of any borrowings that we may make to finance potential acquisitions.  However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could be adversely affected.  As of December 31, 2014, we had $135.7 million of availability under the senior secured credit facility based on a borrowing base of $178.3 million less borrowings of $39.0 million and after giving effect to $3.6 million used for letters of credit. As of December 31, 2013, we had $155.6 million of availability under the senior secured credit facility based on a borrowing base of $192.8 million less borrowings of $33.0 million and after giving effect to $4.2 million used for letters of credit.

Our levels of borrowing are further restricted by the financial covenants set forth in our senior secured credit facility agreement and the 2012 Indenture governing our 2012 Notes, which covenants are summarized above.

As of December 31, 2014, we were in compliance with all covenants for all years presented.

Our expansion and acquisition strategy may require substantial capital.  Sufficient funding for future acquisitions may not be available under our existing senior secured credit facility, and we may not be able to raise any necessary additional funds through bank financing or the issuance of equity or debt securities on terms acceptable to us, if at all.

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

Interest Rates

We use both fixed and variable rate debt as sources of financing. As of December 31, 2014, we had approximately $710.2 million of total debt outstanding, of which $39.0 million was bearing interest at variable rates.  Based on variable debt levels at December 31, 2014, a 1.0 percentage point change in interest rates on variable rate debt would have resulted in annual interest expense fluctuating by approximately $0.4 million.

Fuel Costs

We are exposed to market risks related to changes in the price of gasoline used to fuel our fleet of delivery and sales vehicles.  A hypothetical 10% increase or decrease in the average 2014 prices of unleaded gasoline, assuming gasoline usage levels for the year, would lead to an annual increase or decrease in fuel costs of approximately $0.6 million.

Pension

Our pension plan assets, which were approximately $20.6 million at December 31, 2014 are subject to volatility that can be caused by fluctuations in general economic conditions.  Continued market volatility and disruption could cause further declines in asset values, and if this occurs, we may need to make additional pension plan contributions and our pension expense in future years may increase.  A hypothetical 10% decrease in the fair value of plan assets at December 31, 2014 would lead to a decrease in the funded status of the plan of approximately $2.1 million.

Other Market Risk

As of December 31, 2014, we have no other material exposure to market risk.

ITEM 8:  Consolidated Financial Statements and Supplementary Data

The following table sets forth certain unaudited quarterly financial data for 2014 and 2013.  In our opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth therein.  The operating results for any one quarter are not necessarily indicative of results for any future period.

Selected Quarterly Financial Information

(Unaudited)

	Year Ended December 31, 2014
	Quarter Ended
(in thousands)	March 31	June 30	September 30	December 31
Total revenues	$113,336	$109,366	$106,465	$107,497
Gross margin	$34,657	$31,878	$29,843	$30,383
Gross margin %	30.6%	29.1%	28.0%	28.3%
Consolidated net loss	$(9,552)	$(32,710)	$(10,185)	$(13,567)
Net cash provided by operating activities	$8,132	$24,069	$3,076	$25,295
Net cash used in investing activities	$(22,150)	$(9,240)	$(9,833)	$(14,241)
Net cash provided by (used in) financing activities	$14,018	$(14,829)	$6,757	$(11,054)

	Year Ended December 31, 2013
	Quarter Ended
(in thousands)	March 31	June 30	September 30	December 31
Total revenues	$110,358	$106,989	$104,278	$106,815
Gross margin	$35,862	$32,255	$30,626	$28,495
Gross margin %	32.5%	30.1%	29.4%	26.7%
Consolidated net loss	$(10,177)	$(12,708)	$(8,965)	$(10,499)
Net cash provided by operating activities	$7,033	$23,174	$5,271	$22,096
Net cash used in investing activities	$(13,551)	$(18,831)	$(12,767)	$(11,284)
Net cash provided by (used in) financing activities	$6,518	$(4,343)	$7,496	$(10,812)

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013 version) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this annual report.

/s/ John L. Workman	/s/ James B. Pekarek
John L. Workman	James B. Pekarek
Interim Executive Chairman of the	Executive Vice President and
Board of Directors	Chief Financial Officer

Changes in Internal Control over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B:  Other Information

None.

PART III

ITEM 10:  Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth the ages and the current positions of our executive officers and directors as of March 23, 2015.

Name	Age	Position
John L. Workman	63	Interim Executive Chairman of the Board of Directors
James B. Pekarek	46	Executive Vice President and Chief Financial Officer
Patrick Sinclair	46	Executive Vice President, Sales & Marketing
Brian Simons	42	Senior Vice President, Operations
Lee M. Pulju	39	Vice President and General Counsel
Robert L. Creviston	48	Chief Human Resources Officer
Scott A. Christensen	50	Vice President, Controller and Chief Accounting Officer
Barry P. Schochet	64	Director
Bret D. Bowerman	38	Director
David Crane	58	Director
Michael C. Feiner	72	Director
Robert Juneja	44	Director
John B. Grotting	65	Director
David J. Illingworth	61	Director

John L. Workman joined us in November 2014 as a director and Chair of the Audit Committee.  As of February 7, 2015, Mr. Workman became the Company’s Interim Executive Chairman of the Board.  From 2012 to June 2014, Mr. Workman served as Chief Executive Officer and Director at OmniCare, Inc.  Prior to that, Mr. Workman served as Chief Financial Officer of OmniCare, Inc. from 2009 to 2012, and President from 2011 to 2012.  Prior to joining OmniCare, Mr. Workman served as Chief Financial Officer of HealthSouth Corporation from 2004 to 2009.  Prior to that, he spent six years serving in executive officer roles at U.S. Can Corporation, including Chief Executive Officer and Chief Operating Officer. Mr. Workman also spent more than 14 years with Montgomery Ward & Company, Inc., serving in various financial leadership capacities, including Chief Financial Officer and Chief Restructuring Officer. Mr. Workman began his career with the public accounting firm KPMG LLP.  Mr. Workman is also a Director of Federal Signal Corporation, a public company that specializes in environmental and safety solutions where he chairs the Audit Committee.  Mr. Workman holds a Master of Business Administration degree from University of Chicago and a Bachelor of Science degree from Indiana University.

James Pekarek joined us in April 2013 as Executive Vice President and Chief Financial Officer.  Prior to joining the Company, Mr. Pekarek was the Chief Financial Officer for Cornerstone Brands since 2005. Cornerstone Brands, which is a leading home and apparel lifestyle retailer, is a division of HSN, Inc., an interactive multichannel retailer. Before that, Mr. Pekarek held executive level finance positions with The Spiegel Group, Montgomery Wards, Inc. and Outboard

Marine Corporation. Mr. Pekarek has a Master of Business Administration degree from Northwestern University and a Bachelor of Science in Accounting from Indiana University.

Patrick Sinclair joined us in April 2013 as President of SS.  In August 2014, Mr. Sinclair became Executive Vice President, Sales & Marketing.  As Executive Vice President, Mr. Sinclair is responsible for all sales and marketing functions.  Prior to joining the Company, Mr. Sinclair was a Senior Vice President with Accretive Health, a provider of revenue cycle services and solutions to the U.S. healthcare industry. Before that, Mr. Sinclair was the Vice President — Energy Management and Vice President — IT Strategy & Applications for Royal Caribbean Cruise Lines. Mr. Sinclair’s career began at Accenture where he worked his way up to Partner.  Mr. Sinclair has a Bachelor of Commerce degree from University of Witwatersrand.

Brian Simons joined us in August 2014 as Senior Vice President, Operations. Prior to joining the Company, Mr. Simons was a Vice President with NCR Corporation, a provider of consumer transaction technologies.  Before that, Mr. Simons held several supply chain leadership positions at Honeywell International, including his most recent position as Senior Director, Transportation, Logistics and Supply Chain Planning.  Mr. Simons has a Master of Business Administration degree from Arizona State University and a Bachelor of Science degree in Global Business from Arizona State University.

Lee Pulju became our General Counsel in January 2011.  In 2013, Ms. Pulju became Vice President and General Counsel.  From 2009 to 2011, Ms. Pulju was our Associate General Counsel.  Prior to joining us, Ms. Pulju was an attorney at Faegre Baker Daniels LLP, formerly Faegre & Benson LLP, from 2002 to 2009.  Ms. Pulju holds a Juris Doctorate degree from Hamline University School of Law and a Bachelor of Arts degree in Biology from Gustavus Adolphus College.

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

Bret D. Bowerman has been a director and a member of our audit committee since 2007. Mr. Bowerman is a co-founder and Managing Director of Harbour Point Capital and a Senior Advisor to Irving Place Capital.  Prior to founding Harbour Point Capital in 2015, Mr. Bowerman was a Principal with Irving Place Capital, formerly known as Bear Stearns Merchant Banking (“BSMB”). When with BSMB, Mr. Bowerman held the position of Senior Associate. Prior to joining BSMB in 2007, Mr. Bowerman worked as a Research Analyst at investment manager GoldenTree Asset Management from 2006 to 2007. Mr. Bowerman currently serves on the Board of Directors of National Surgical

Healthcare. Mr. Bowerman holds a Master of Business Administration degree from the Wharton School of the University of Pennsylvania and a Bachelor of Arts degree in Economics from Washington & Lee University. Mr. Bowerman has a deep understanding of financial issues, which makes him a skilled advisor.

David Crane has been a director and a member of our compensation committee since 2008. Mr. Crane currently serves as Chairman and CEO of National Surgical Healthcare (“NSH”). NSH owns and manages orthopedically focused surgical hospitals and ASC’s. NSH is an IPC portfolio company. Mr. Crane also served as a senior advisor for health care for IPC from 2008 through 2014.  From 1989 until 2004 Mr. Crane was a director, COO and then CEO of MedCath, Inc. (NASDAQ: MDTH) which owned and managed cardiac focused Heart Hospitals. Mr. Crane served as a director of Orion Healthcare, Inc. (NASDAQ: ORNH) from 2004 to 2008, as a director of Pediatric Services of America (NASDAQ: PSAI) from 2003 to 2007, and as a director of Alveolus Inc. from 2002 to 2008. Mr. Crane was on the Board of Trustees of the Charlotte Latin School from 2000 to 2008. Mr. Crane holds a Master of Business Administration from Harvard Business School and a Bachelor of Arts degree from Yale College. Mr. Crane contributes experience of a provider system striving to achieve superior patient outcomes and optimal financial performance.

Michael C. Feiner became a director in 2012 and a member of our compensation committee in March 2013. Mr. Feiner is currently a Senior Advisor-Human Capital at Irving Place Capital. He also serves on the board of directors of CTPartners Executive Search Inc. Mr. Feiner founded Michael C. Feiner Consulting, Inc. in 1996. In this position he has worked with small and large companies in a broad range of industries, consulting on business-driven human capital strategy, organization development, and leadership effectiveness. He has also served as a strategic advisor to Boards and C-suite executives. Mr. Feiner previously served as Senior Vice President & Chief People Officer for Pepsi-Cola’s beverage operations worldwide. Mr. Feiner is also the author of “The Feiner Points of Leadership: The 50 Basic Laws That Will Make People Want to Perform Better For You” and was Professor of Management at Columbia Business School. Mr. Feiner holds a Master of Business Administration degree from Columbia Business School and a Bachelor of Science degree from Boston University.

Robert Juneja has been a director and has served as chairman of our compensation committee since 2007. Mr. Juneja is a co-founder and Managing Director of Harbour Point Capital and a Senior Advisor to Irving Place Capital.  Prior to founding Harbour Point Capital in 2015, Mr. Juneja was Senior Managing Director with Irving Place Capital, formerly BSMB. When with BSMB, Mr. Juneja was Senior Managing Director of Bear, Stearns & Co. Inc. Mr. Juneja joined BSMB in 2000 and focuses on investments in financial services and health care services. Mr. Juneja serves on the board of directors of Oak Street Health, National Surgical Healthcare, Manifold Capital Corp., Alter Moneta Holdings and Caribbean Financial Group. Mr. Juneja holds a Master of Business Administration degree from the Wharton School of the University of Pennsylvania and a Bachelor of Arts degree in Mathematics from the University of Michigan. Mr. Juneja has extensive knowledge of complex financial and operational issues facing health care organizations today.

John B. Grotting became a director in 2010. Mr. Grotting has served as an Operating Partner for Frazier Healthcare Ventures since 2010. Frazier Healthcare Ventures is one of the leading providers of venture and growth equity capital to emerging biopharma, medical device and healthcare service companies. In addition, Mr. Grotting has held a variety of senior executive positions in the healthcare field, including serving as CEO of medical device reprocessor Ascent Healthcare Solutions from 2004 to 2009. Prior to joining Ascent Healthcare Solutions in 2004, Mr. Grotting held senior executive positions at Legacy Health System, Allina Health System and Bridge Medical, Inc. Mr. Grotting serves as a director of VHA Inc., St. Olaf College, Vocera Communications, Inc., Scottsdale Healthcare, Essia Health, Prezio Healthcare and Life Nexus. Mr. Grotting holds a Master’s degree in Hospital and Healthcare Management from the University of Minnesota and a B.A. in Economics from St. Olaf College in Northfield, MN. Mr. Grotting has extensive experience in health system operations management along with growing and successfully selling two healthcare growth equity businesses.

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

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors

Each member of our board of directors is expected to devote sufficient time, energy and attention to ensure diligent performance of his or her duties.  Our board met four times during 2014.  The then-current directors attended 75 percent or more of the meetings of our board and various committees that occurred during their term of service during 2014.  We believe that Barry Schochet, David Crane, John Grotting, and David Illingworth are independent as defined under the current rules of The NASDAQ Stock Market LLC (“NASDAQ”).  Robert Juneja, Bret Bowerman and Michael Feiner are not considered to be independent due to their respective relationships with IPC and Parent,  Mr. Workman is not considered to be independent as defined under current NASDAQ rules because he serves as principal executive officer, and Mr. Blackford was not considered to be independent because he served as chairman of the board and chief executive officer of Parent and as our chairman and chief executive officer.

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

•	the chief executive officer of the Company.

In addition, the Parent Securityholders have agreed to vote all of their Parent securities so that any committee of the Company will include at least two Irving Place Capital Directors, and, for so long as he is a director, our chief executive officer, unless he waives this right or unless our board of directors desires to exclude officers from such committee. Robert Juneja, Bret Bowerman and Michael Feiner are the current Irving Place Capital designates to serve on our board of directors.  Mr. Bowerman also serves on our audit committee, and Mr. Juneja and Mr. Feiner serve on our compensation committee.

Committees of the Board of Directors

Audit Committee

Our audit committee members are John Workman, Bret Bowerman and Barry Schochet.  David Dovenberg serves in an advisory capacity to the audit committee but is not a member of the committee and does not vote on matters before the committee.  Mr. Workman is the chairman. The audit committee met four times during 2014 with all members present at 75% or more of the meetings.  The audit committee, among other things:

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
•

discusses with the independent auditors the annual consolidated financial statements, the results of its audit and the matters required to be communicated to audit committees in accordance with the applicable auditing standards.

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

Under current NASDAQ rules, our current audit committee would not be deemed to be comprised solely of independent directors since Mr. Bowerman is an Irving Place Capital Senior Advisor and is associated with IPC and Parent, and Mr. Workman is not independent as defined under current NASDAQ rules because he served as principal executive officer.  We believe that Mr. Schochet is an independent director under current NASDAQ rules.

Our board has determined that Mr. Workman, who is chairman of the audit committee, qualifies as an “audit committee financial expert” as that term is defined under Item 407(d)(5) of Regulation S-K.

Compensation Committee

Our compensation committee consists of Robert Juneja, David Crane, John Grotting and Michael Feiner. The compensation committee met five times during 2014 with all members present at 100% or more of the meetings.  The compensation committee, among other things:

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

Under current NASDAQ rules, our current compensation committee would not be deemed to be comprised solely of independent directors, because Mr. Juneja and Mr. Feiner are Irving Place Capital Senior Advisors associated with IPC. We believe that Mr. Grotting and Mr. Crane are independent under current NASDAQ rules.

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

The base salary and annual performance-based incentive compensation paid to our named executive officers for fiscal 2014 was determined by the compensation committee in March 2014 and March 2015, respectively, and recommended to our board of directors for final approval, which occurred in March 2014 and March 2015, respectively.

Compensation Philosophy and Objectives

We strive to ensure that we are able to attract and retain talented employees and reward performance. We also believe that the most effective executive compensation program is one that is designed to reward the achievement of specific annual and long-term strategic goals of our Company. Accordingly, our compensation committee (and our board, in ratifying the compensation committee’s determination) evaluates both performance and compensation to ensure both that the compensation provided to key executives is fair and reasonable, and that it remains competitive relative to the compensation paid to similarly situated executives of a group of peer companies in the same or similar industries, adjusted for our size and ownership model. To these ends, our compensation committee and board of directors have determined that our executive compensation program for our named executive officers should include base salary, annual performance-based incentive and long-term equity (stock option) compensation that rewards performance as measured against established goals, and competitive health, dental and other benefits.

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

We believe that these goals reflect the importance of pay for performance by providing our named executive officers with an opportunity to earn compensation for above average performance. The compensation for each named executive officer includes (1) a base salary that we believe is competitive with salary levels for similarly situated executives of our peer companies, adjusted for our size and ownership model, and (2) incentive compensation that is contingent upon achievement of specific corporate and individual objectives.

In 2014, the compensation committee considered certain elements of total compensation against a group of publicly traded companies in the same or related industries (the “Peer Group”). In fiscal 2014, our compensation committee reviewed the compensation, including base salary and incentive compensation, paid to executives in the Peer Group, and considered the performance evaluations in determining the appropriate compensation for each named executive officer. In approving the compensation for our named executive officers, our board of directors considered the recommendations of our compensation committee, our company’s performance and the need to attract, retain, and motivate our executives.

It is challenging for us to identify a group of similarly situated peer companies, because the identity of competitors varies among our three business segments, and great variability exists in the size and scope of activities among health care industry businesses, including our competitors. For purposes of determining our 2014 compensation, our compensation committee determined that it was appropriate to select the following companies for inclusion in the Peer Group based on the sensitivity of each Peer Group member to similar marketplace trends and industry sector:

•	Stericycle, Inc., a company that outsources medical waste disposal services;
•	CareFusion Corporation, a supplier of certain of our products;
•	Healthcare Services Group, Inc., a company that outsources housekeeping and dietary services to medical facilities;
•	MedAssets, Inc., a provider of supply chain consulting and revenue cycle management services for health systems, hospitals and health care providers;
•	Cerner Corporation, a supplier of healthcare information technology solutions;
•	HealthSouth Corporation, a provider of inpatient rehabilitative services;
•	Accretive Health, Inc., a provider of revenue cycle management services for the U.S. healthcare industry.
•	Premier Healthcare Solutions, Inc., a national healthcare alliance delivering an integrated platform of solutions through its supply chain services and performance services segments;
•	Team Health Holdings Inc., a provider of hospital-based clinical outsourcing in multiple departments including anesthesia, hospital medicine and emergency medicine; and
•	Surgical Care Affiliates, Inc., a provider of surgical solutions through the development and operation of a network of multi-specialty ACS and surgical hospitals.

The Peer Group typically is re-evaluated each year, and consistent with that practice, on December 18, 2014, the compensation committee re-examined its selection of companies to comprise the Peer Group, taking into consideration data compiled from public sources, investment banks, compensation consultants and independent analysts about companies that are comparable to UHS, as well as information available about other companies that operate within the health care industry or that reflect the following attributes:

•	a business model of providing outsourced solutions consistent with UHS’ current focus;
•	an organic and acquisitive growth profile similar to UHS;
•	a technology solutions focus consistent with UHS’ approach; and
•	a lack of direct reimbursement risk from third-party payors such as Medicare and Medicaid.

The compensation committee determined that the current Peer Group is appropriate based on the Company’s business mix and revenue sources, business offerings, current and forecasted growth profile, and solutions-based focus. The compensation committee also decided to include Kinetic Concepts, Inc. and Hill-Rom Holdings, Inc.  Accordingly, the compensation committee determined that for purposes of 2015 compensation the Peer Group will consist of the following companies:

•	Stericycle, Inc., a company that outsources medical waste disposal services;
•	CareFusion Corporation, a supplier of certain of our products;
•	Healthcare Services Group, Inc., a company that outsources housekeeping and dietary services to medical facilities;

•	MedAssets, Inc., a provider of supply chain consulting and revenue cycle management services for health systems, hospitals and health care providers;
•	Cerner Corporation, a supplier of healthcare information technology solutions;
•	HealthSouth Corporation, a provider of inpatient rehabilitative services;
•	Accretive Health, Inc., a provider of revenue cycle management services for the U.S. healthcare industry;
•	Premier Healthcare Solutions, Inc., a national healthcare alliance delivering an integrated platform of solutions through its supply chain services and performance services segments;
•	Team Health Holdings Inc., a provider of hospital-based clinical outsourcing in multiple departments including anesthesia, hospital medicine and emergency medicine;
•	Surgical Care Affiliates, Inc., a provider of surgical solutions through the development and operation of a network of multi-specialty ACS and surgical hospitals.
•	Kinetic Concepts, Inc., a provider of negative pressure wound therapy devices; and
•

Hill-Rom Holdings, Inc., a manufacturer and provider of medical technologies and related services for the health care industry, including patient support systems, safe mobility and handling solutions, non-invasive therapeutic products for a variety of acute and chronic medical conditions, medical equipment rentals, surgical products and information technology solutions.

2014 Executive Compensation Components

For fiscal 2014 the principal components of compensation for our named executive officers were base salary and annual performance-based incentive compensation, each of which is addressed in greater detail below. Each named executive officer also has severance and/or change of control benefits, and is eligible to participate in our long-term savings plan and the broad-based benefit and welfare plans that are available to our employees in general. In addition, the named executive officers are eligible to receive stock option awards from Parent under its stock option plan. Although these awards are determined solely by Parent’s board of directors, our compensation committee considers the option awards in assessing each named executive officer’s compensation package and whether such package is consistent with our compensation program philosophy and objectives.

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

•	the total compensation paid to each named executive officer in past years (including long-term equity (stock option) compensation awarded by Parent under its stock option plan); and
•	performance evaluations for each named executive officer.

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

Each of the named executive officers is expected to participate in the above activities, with particular emphasis on their areas of expertise. Thus, Mr. Blackford (prior to his resignation)  had emphasis areas in senior executive relations across the industry; Mr. Pekarek has emphasis areas in controls, reporting, budgeting and capital attraction; Mr. Sinclair has the emphasis areas of growth and revenues, marketing and expansion of the product portfolio; Mr. Simons has the emphasis areas in operational excellence, customer service and continuous improvement; Mr. Creviston has the emphasis areas in of development and retention of talent and design and administration of compensation programs.

Finding that the named executive officers achieved the objectives discussed above, on March 5, 2014, the compensation committee determined to increase the base salaries of Mr. Pekarek from $385,000 to $388,850, Mr. Sinclair from $375,000 to $400,000 and Mr. Creviston from $265,000 to $277,750.  Mr. Simons joined the Company on August 6, 2014, and therefore he was not considered for annual merit increases. These increases reflected the increasing complexity of the Company’s business and the increased responsibilities these executives took on to meet growth objectives. These include increased strategic partnership activity, product development, expanded geographic markets and design and delivery of more complex customer-focused service solutions.

Annual Performance-Based Incentive Compensation

The annual performance-based incentive compensation component is offered through the Executive Incentive Program (the “EIP”), an annual cash incentive program that provides our executive officers with an opportunity to earn annual incentive awards based on the Company’s financial performance and the executive officers’ achievement of individual objectives. Under the EIP, our named executive officers can earn incentive awards that are based on a percentage of base salary, with the percentage for each officer (other than Mr. Blackford, whose percentage was specified in his employment agreement with us) set at a level the compensation committee has determined is consistent with his level of accountability and impact on our operations. In setting this percentage of base salary, the compensation committee also considers the incentive compensation paid to executives in the Peer Group. The percentage of base salary for our named executive officers (other than the chief executive officer) varies from 60% to 70% of base salary. The target award under the EIP for Mr. Blackford, our chief executive officer, was 100% of base salary, as specified in his employment agreement.

The corporate financial objective under the EIP relates to EBITDA, as adjusted for stock-based compensation, transaction and related expenses, intangible asset impairment charge, loss on extinguishment of debt, other, and board of director expenses (“Adjusted EBITDA”). The minimum, target and maximum levels for achievement of the corporate financial objective are determined by the compensation committee. In March 2014 the minimum, target and maximum levels for achievement of the corporate financial objective for 2014 EIP awards were finally determined by our compensation committee consistent with the levels proposed by our chief executive officer. Awards are based in part on the Company’s achievement of the corporate financial objective for the current year, calculated by comparing actual and target Adjusted EBITDA for that fiscal year.

For the 2014 EIP awards to each named executive officer, the compensation committee set a minimum threshold for receiving an incentive payment equal to the actual Adjusted EBITDA for the prior fiscal year.  Assuming the Company achieved an actual Adjusted EBITDA equal to the prior fiscal year’s actual Adjusted EBITDA, the incentive payment would be 65% of the target award opportunity.  If the Company achieved an actual Adjusted EBITDA equal to 100% of target performance, the incentive payment would be 100% of the target award opportunity. Finally, the incentive payment would range from 100% up to 150% of the target award opportunity if the Company achieves a performance level ranging from 100% to 110% of target. Although our chief executive officer’s potential EIP award is governed by his employment agreement, which provides bookends for his potential EIP award at 110% and 90% of target (rather than 110% and 93%) and with a potential payment range from 0% to 170% (rather than 0% to 150%), the compensation committee determined it appropriate to align the chief executive officer’s 2014 EIP Program with the other named executive officers, and the chief executive officer agreed to such alignment for fiscal 2014. As such, the 2014 Executive Incentive Plan targets for the named executive officers were as follows:

2014 Executive Incentive Plan Target
Senior Manager	as a Percent of 2014 Base Salary
Gary D. Blackford	100%
James B. Pekarek	70%
Patrick Sinclair	70%
Brian Simons	60%
Robert L. Creviston	65%

Target Achievement*	Bonus Multiplier
110%	150%
105%	125%
100%	100%
99%	77%
98.4%	65%
<98.4%	Zero

*The target is set by the compensation committee

Methodology

In addition to using EBITDA and Adjusted EBITDA internally as a measure of operational performance, we disclose it externally to assist analysts, investors and lenders in their comparisons of operational performance, valuation and debt capacity across companies with differing capital, tax and legal structures. EBITDA, however, is not a measure of financial performance under GAAP and should not be considered as an alternative to, or more meaningful than, net income as a measure of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. Because EBITDA is not a measure of GAAP and is thus susceptible to varying interpretations and calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. EBITDA does not represent an amount of funds that is available for management’s discretionary use. Adjusted EBITDA is included because certain compensation plans are based upon this measure. For fiscal 2014, the compensation committee established the Adjusted EBITDA target at $121.5 million. As such, the minimum target achievement was $119.5 million (the actual Adjusted EBITDA achievement for fiscal 2013) and the maximum target achievement was $133.7 million.

The named executive officers earn 50% of the actual EIP award based on actual Adjusted EBITDA results versus target. The remaining 50% of the actual Adjusted EBITDA results versus target is earned based on attainment of each named executive officer’s specific annual and quarterly objectives noted above.

For fiscal 2014 the compensation committee reviewed the Company’s performance against the corporate financial objective, and reviewed the achievement of each named executive officer’s individual objectives on the basis of the performance evaluation conducted by the compensation committee. Awards were determined by the compensation committee based on these results. The compensation committee determined that the minimum 2014 corporate target was achieved, such that by formula a 65% payout of target is funded.  The compensation committee determined that Mr. Blackford should receive 66% of his target amount, which reflects Mr. Blackford’s performance versus the Company’s long-term shareholder return objectives; Mr. Pekarek should receive 100% of his target amount based on his performance versus his personal objectives and the Company’s need to retain executive management talent; Mr. Sinclair should receive 100% of his target amount based on his performance versus his personal objectives and the Company’s need to retain executive management talent; Mr. Simons should receive 100% of his target amount consistent with his arrangement with the Company; and that Mr. Creviston should receive 100% of his target amount based on his performance versus his personal objectives and the Company’s need to retain executive management talent. Award amounts for 2014 performance under the EIP were determined and approved for the named executive officers by the compensation committee in March 2015 and will be paid by the Company in April 2015.  The 2014 EIP award amounts are reflected in the “Non-equity Incentive Plan Compensation” column of the Summary Compensation Table.

During the past five years, the Company achieved performance of the target three times, but did not achieve the maximum performance level. The payout percentage in the past five years ranged between approximately 0% and 100% of the participant’s target award opportunity. Generally, the minimum, target and maximum levels for achievement of the corporate financial objective are set, so that the relative difficulty of achieving the target is consistent from year to year.

Severance and/or Change of Control Benefits

The Company has adopted an Executive Severance Pay Plan that provides for severance benefits for certain of our senior executive officers, including Mr. Sinclair, Mr. Simons and Mr. Creviston, who are named executive officers. In addition, we have entered into employment agreements with Mr. Blackford, our chief executive officer, who resigned from the Company effective February 6, 2015 and Mr. Pekarek, our chief financial officer. These employment agreements provide for severance and/or change of control benefits for Mr. Blackford and Mr. Pekarek. Severance and/or change in control benefits serve several purposes and are designed to:

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

Stock option award levels vary among participants based on their positions within the Company. Consistent with past practice, broad-based stock option awards were granted in June of 2007, following a change of control of the Company, which occurred in connection with the Transaction. Thereafter, options are generally expected to be granted at approximately the same time each year during the first quarter and are granted to individuals who were newly hired or who were promoted or who increased their job responsibilities during the preceding 12-month period.  Mr. Sinclair received grants of options in 2014. The exercise price of stock option awards under the 2007 Stock Option Plan is equal to the fair market value of Parent’s common stock on the grant date as determined by the board of directors of Parent. The ultimate value of an award depends on Parent’s stock price. For a detailed discussion of the 2007 Stock Option Plan, including the August 2010 amendment to the vesting provisions of option agreements, see discussion under the heading “2007 Stock Option Plan” below.

Effective November 4, 2014, the compensation committee recommended, and the board of directors (the “Parent Board”) of Parent, approved, an amendment (the “Amendment”) to the 2007 Stock Option Plan to remove the 2007 Stock Option Plan’s mandatory ten year limit on the duration of stock options. In addition, the compensation committee recommended, and the Parent Board approved, unilateral amendments to certain outstanding stock option agreements. These amendments extend the expiration date of such options to November 4, 2024 and reset the option exercise price at $0.71 per share, which was the fair market value of Parent’s common stock on the amendment date as determined by a third party valuation obtained by the Parent Board. The original options were granted from June 18, 2007 to May 21, 2013 with exercise prices ranging from $1.00 to $1.83. The Amendment to the 2007 Stock Option Plan and the amendments to the individual options do not change the number of options granted, the vesting commencement date, the vesting schedules or any continued service requirements.

Distributions With Respect to Vested Stock Options

On June 8, 2011, the Company and Parent’s Boards of Directors declared a dividend of $0.12 per share to the Parent’s shareholders of record on June 10, 2011 and a $0.12 per share distribution to be paid to the holders of vested options on the Parent’s stock as of June 10, 2011, subject to the consummation of the note offering which occurred on June 17, 2011. The dividends were payable on July 1, 2011.

Also on June 8, 2011, the Boards of Directors declared a distribution of $0.12 per option to holders of outstanding options on the Parent’s stock on June 10, 2011 that vested on December 31, 2011, 2012, 2013 and 2014 and are scheduled to vest on December 31, 2015.

Other Benefits

Our named executive officers are eligible to participate in the same broad-based benefit and welfare plans that are made available to our employees in general. In addition, if Mr. Blackford had elected not to participate in our group health plan, but rather obtained health coverage directly through an insurer approved by our board of directors, we would have reimbursed Mr. Blackford for the reasonable cost of such coverage in accordance with the terms of his employment agreement with us.

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

SUMMARY COMPENSATION TABLE

The table below sets forth the total compensation awarded to, earned by or paid to the named executive officers for our 2014,  2013, and 2012 fiscal years.

Mr. Sinclair and Mr. Pekarek received signing bonuses which were characterized as “Bonus” payments for the year ended December 31, 2013. The named executive officers were not entitled to receive payments which would be characterized as “Bonus” payments for the years ended December 31, 2014, or 2012. Amounts listed under the “Non-

Equity Incentive Plan Compensation” column were determined in accordance with the “2014  Executive Incentive Plan Targets”, as approved by the compensation committee of our board of directors. The non-equity incentive plan compensation will be paid in April 2015.

					Non-Equity
					Incentive
				Option	Plan	All Other
Name and		Salary	Bonus	Awards	Compensation	Compensation	Total
Principal Position	Year	($)	($) (1)	($) (2)	($) (3)	($) (4)	($)
Gary D. Blackford (5)	2014	$501,825	$—	$—	$341,230	$7,736	$850,791
Former Chairman of the Board	2013	$512,987	$—	$—	$—	$7,695	$520,682
and Chief Executive Officer	2012	$502,928	$—	$—	$377,200	$297,413	$1,177,541

James B. Pekarek (6)	2014	$388,054	$—	$366,300	$271,469	$7,757	$1,033,580
Executive Vice President	2013	$251,731	$150,000	$1,466,025	$269,500	$164,568	$2,301,824
and Chief Financial Officer

Patrick Sinclair (6)	2014	$391,057	$—	$316,800	$273,572	$7,565	$988,994
Executive Vice President,	2013	$252,404	$100,000	$1,066,200	$131,250	$7,356	$1,557,210
Sales & Marketing

Brian Simons (7)	2014	$105,593	$—	$336,000	$63,312	$33,125	$538,030
Senior Vice President, Operations

Robert L. Creviston (6)	2014	$277,250	$—	$166,500	$180,056	$5,426	$629,232
Chief Human Resources Officer	2013	$237,981	$—	$666,375	$89,375	$110,446	$1,104,177

(1)	The amount in the “Bonus” column includes signing bonus paid to Mr. Sinclair and Mr. Pekarek.

(2)

The amounts in the “Option Awards” column reflect that Mr. Sinclair and Mr. Simons received grants of options in the year ended December 31, 2014 and Mr. Pekarek, Mr. Sinclair and Mr. Creviston received grants of options in the year ended December 31, 2013.  The amounts in the “Option Awards” column for the year ended December 31, 2014 also reflect Mr. Pekarek, Mr. Sinclair and Mr. Creviston’s incremental fair value of awards resulting from the November 4, 2014 amendment to stock option agreement which extend the expiration date and reset the exercise price of the options. The amounts in the “Option Awards” column reflect the grant date fair value or incremental fair value, determined in accordance with ASC Topic 718, of awards granted pursuant to the 2007 Stock Option Plan. Assumptions used in the calculation of these amounts are included in Item 15, Note 11, Share‑Based Compensation to our audited consolidated financial statements for the fiscal year ended December 31, 2014 included elsewhere in this Annual Report on Form 10-K.

(3)

The amounts in the “Non-Equity Incentive Plan Compensation” column reflect the cash awards to the named executive officers under the EIP, which is discussed in detail under the caption “Annual Performance—Based Incentive Compensation.”

(4)

The amounts in the “All Other Compensation” column reflect our contributions for all of the named executive officers to the Long-Term Savings Plan, discussed in detail under the caption “Long-Term Savings Plan and Other Benefits” as well as $32,841 relocation expense paid to Mr. Simons.

(5)	Mr. Blackford resigned from the Company effective February 6, 2015.

(6)	Because Mr. Pekarek, Mr. Sinclair and Mr. Creviston were not named executive officers in 2012, their information is only provided for 2014 and 2013.

(7)	Because Mr. Simons was not a named executive officer in 2013 and 2012, his information is only provided for 2014.

2014 GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Option
	Grant	Threshold	Target	Maximum	Options	Awards	Awards
Name	Date	($)	($)	($)	(#)	($/sh)	($) (2)
Gary D. Blackford	2014	$—	$501,800	$752,700	—	$—	$—

James B. Pekarek	2014	$—	$271,600	$407,400	—	$—	$—
	Nov 4, 2014 reprice	$—	$—	$—	2,750,000	$0.71	$366,300

Patrick Sinclair	2014	$—	$273,700	$410,550	—	$—	$—
	Nov 4, 2014	$—	$—	$—	300,000	$0.71	$50,400
	Nov 4, 2014 reprice	$—	$—	$—	2,000,000	$0.71	$266,400

Brian Simons	2014	$—	$63,400	$95,100	—	$—	$—
	Nov 4, 2014	$—	$—	$—	2,000,000	$0.71	$336,000

Robert L. Creviston	2014	$—	$180,200	$270,300	—	$—	$—
	Nov 4, 2014 reprice	$—	$—	$—	1,250,000	$0.71	$166,500

(1)

The amounts shown under “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” reflect the minimum, target and maximum payment levels, respectively, under the Company’s EIP. These amounts are based on the named executive officer’s base salary and position for the year ending and as of December 31, 2014. The 2014 EIP payout is included in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table.

(2)

The amounts in the “Grant Date Fair Value of Option Awards” column reflect the grant date fair value and incremental fair value resulting from the November 4, 2014 amendment to stock option agreement which extend the expiration date and reset the exercise price of the options, determined in accordance with ASC Topic 718, of awards pursuant to the 2007 Stock Option Plan. Assumptions used in the calculation of these amounts are included in Item 15, Note 11, Share‑Based Compensation to our audited consolidated financial statements for the fiscal year ended December 31, 2014 included elsewhere in this Annual Report on Form 10-K.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2014 (1)

	OPTION AWARDS (2)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Gary D. Blackford	6/18/2007	14,500,000	—	$1.00	11/4/2024
James B. Pekarek	5/21/2013	916,657	1,833,343	$0.71	11/4/2024
Patrick Sinclair	11/4/2014	50,009	249,991	$0.71	11/4/2024
	5/21/2013	666,660	1,333,340	$0.71	11/4/2024
Brian Simons	11/4/2014	333,400	1,666,600	$0.71	11/4/2024
Robert L. Creviston	5/21/2013	416,662	833,338	$0.71	11/4/2024

(1)	All outstanding equity awards are option awards granted under Parent’s 2007 Stock Option Plan, discussed in detail under the caption “Long-Term Equity Incentive (Stock Option) Compensation.”

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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

POTENTIAL PAYMENTS UNDER EMPLOYMENT AGREEMENTS

In connection with the Transaction, IPC negotiated a new employment agreement between the Company and Mr. Blackford. The employment agreement was amended and restated on December 31, 2008, to comply with Section 409A of the Code. Mr. Blackford’s rights to receive payments upon termination or change of control were terminated upon his resignation effective February 6, 2015, and no termination payments were made to Mr. Blackford in connection with his resignation.

On April 11, 2013, the Company entered into an employment agreement with Mr. Pekarek, the terms of which, as they relate to the possible payment upon termination of Mr. Pekarek, are summarized below. The amounts shown below assume that termination of employment was effective as of December 31, 2014, include amounts earned through that date, and are estimates of the amounts which would be paid out to the named executive officers upon their termination. The actual amounts paid can only be determined at the time of each named executive officer’s separation from us.

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

However, if Mr. Pekarek’s employment terminates within six months prior to a Change in Control due to termination by the Company without Cause or due to termination for Good Reason, then Mr. Pekarek will receive payments in accordance with the provisions noted under the heading “Payments Made Upon Termination Without Cause or Resignation For Good Reason,” and within 30 days following the Change in Control, Mr. Pekarek will receive an additional lump sum payment equal to the difference between the payment already received and the amount required under the Change in Control provisions noted above.

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

James B. Pekarek
Executive Vice President and Chief Financial Officer
		For Good
		Reason or	Change of
		Without	Control
	Death or	Cause	Related
	Disability	Termination	Termination
Executive Benefits and	on	on	on
Payments Upon Separation (1)	12/31/2014	12/31/2014	12/31/2014
Compensation:
Non-Equity Incentive Plan	$388,100	$388,100	$388,100
Stock Options	—	—	1,221,556
Benefits and Perquisites:
Health and Welfare Benefits	11,350	11,350	11,350
Severance Payments	388,900	680,600	1,020,900
Total	$788,350	$1,080,050	$2,641,906

(1)	The above table excludes the intrinsic value of vested stock options.

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

In March 2015, the Executive Severance Pay Plan was amended to change the definition of a covered “executive” to cover any employee possessing a title of Vice President or above, or any employee who is designated in writing as covered by the Executive Severance Pay Plan by our chief executive officer; to specify that the first six months of severance pay will be made regardless of other employment while the next six months will be reduced by the value of compensation the employee receives from any alternate employment; and to provide that the Company will pay the employer’s portion of any COBRA premiums rather than an upfront lump sum payment of COBRA premium equivalents.

Executives covered by the Executive Severance Pay Plan include the following named executive officers: Patrick Sinclair, Brian Simons and Robert Creviston. The terms of the Executive Severance Pay Plan, as they related to the possible payments upon the terminations of the aforementioned named executive officers, are summarized below. The amounts shown assume that termination was effective as of December 31, 2014, include amounts earned through that date and are estimates of the amounts which would be paid out to the named executive officer upon his termination. The actual amounts paid can only be determined at the time of the named executive officer’s separation from us.

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

“Good Reason” means that, other than for Cause, any of the events set forth in paragraphs (i)-(iii) below has occurred; within 30 days of such event, the named executive notifies the Company in writing of such event, and the Company fails to cure the event within 60 days of receiving such notice; and the named executive terminates employment no later than 90 days after providing such notice:

•

the Company has demoted Executive, as evidenced by a material reduction or reassignment of Executive duties (per Executive job description), provided, however, that any change in Executive’s position constituting a lateral move or promotion will not be deemed to give rise to Good Reason unless Executive is required to relocate pursuant to section (iii) below;

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

Payments Made Upon Termination Without Cause or Resignation for Good Reason

If we terminate the named executive officer’s employment without Cause (other than death or disability) or the named executive officer resigns for Good Reason and the named executive officer signs a General Release within 45 days of the date of termination, the named executive officer will receive his or her then current salary on a bi-weekly payment schedule and COBRA benefits, if so elected by the named executive officer, for the 12-month period following termination (“Severance Period”), provided the time period allowed by the Company for rescission of the General Release has elapsed. The first payments will be made as soon as practicable following the effectiveness of the General Release and will include any such payment(s) that would otherwise have been made prior to the time the General Release was effective. “General Release” means a written release of all claims against us and our affiliates in the form presented by us, which includes confidentiality, non-competition, non-solicitation and no-hire provisions.

A failure to execute a General Release within 45 days of the named executive officer’s date of termination or a subsequent rescission of such General Release within the time allowed will result in the loss of any rights to receive payments or benefits under the Executive Severance Pay Plan.

The named executive officer will receive the salary for the first 6 months following the date of termination regardless of any other employment the named executive officer may accept.  If the named executive officer finds other employment during the next 6 months after the date of termination, the amount of salary payable and COBRA benefits to the named executive officer will be reduced by the value of the compensation and benefits that the named executive officer receives in the named executive officer’s new employment.

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

Patrick Sinclair
Executive Vice President, Sales & Marketing
	Without	For Good	Control
	Cause	Reason	Related
	Termination	Termination	Termination
Executive Benefits and	on	on	on
Payments Upon Separation (1)	12/31/2014	12/31/2014	12/31/2014
Compensation:
Non-Equity Incentive Plan	$—	$391,100	$391,100
Stock Options	—	—	930,403
Benefits and Perquisites:
Health and Welfare Benefits	4,700	4,700	4,700
Severance Payments	400,000	400,000	400,000
Total	$404,700	$795,800	$1,726,203

Brian Simons
Senior Vice President, Operations
	Without	For Good	Control
	Cause	Reason	Related
	Termination	Termination	Termination
Executive Benefits and	on	on	on
Payments Upon Separation (1)	12/31/2014	12/31/2014	12/31/2014
Compensation:
Non-Equity Incentive Plan	$—	$105,600	$105,600
Stock Options	—	—	279,989
Benefits and Perquisites:
Health and Welfare Benefits	15,700	15,700	15,700
Severance Payments	295,000	295,000	295,000
Total	$310,700	$416,300	$696,289

Robert L. Creviston
Chief Human Resources Officer
	Without	For Good	Control
	Cause	Reason	Related
	Termination	Termination	Termination
Executive Benefits and	on	on	on
Payments Upon Separation (1)	12/31/2014	12/31/2014	12/31/2014
Compensation:
Non-Equity Incentive Plan	$—	$277,300	$277,300
Stock Options	—	—	555,253
Benefits and Perquisites:
Health and Welfare Benefits	18,300	18,300	18,300
Severance Payments	277,800	277,800	277,800
Total	$296,100	$573,400	$1,128,653

(1)	The above tables exclude the intrinsic value of vested stock options.

2007 STOCK OPTION PLAN

On May 31, 2007, our Parent’s board of directors adopted the 2007 Stock Option Plan in connection with the Transaction. The 2007 Stock Option Plan provides for the issuance of approximately 43.9 million nonqualified stock options of our Parent to any of our and Parent’s executives, including the named executive officers, other key employees and to consultants and certain directors. The options allow for the purchase of shares of common stock of our Parent at prices no lower than the stock’s fair market value at the date of grant. The exercise price of the stock option awards granted during the years ended December 31, 2014, 2013, 2012, 2010, 2009 and 2008 was set reasonably and in good faith by Parent’s board of directors and compensation committee and is equal to the market value of Parent’s common stock on the grant date. The exercise price of options issued during the years ended December 31, 2014, 2013, 2012, 2010 and 2009, was determined through a variety of factors including peer group multiples, merger and acquisition multiples, and discounted cash flow analyses. The exercise prices of options issued during the year ended December 31, 2008 was determined by reference to the then recent per share valuation of Parent resulting from the 2007 Transaction as detailed below.

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

While the terms of the options to be granted under the 2007 Stock Option Plan will be determined at the time of grant, our employee stock options issued in fiscal 2014 will expire on November 4, 2024 and stock options issued in 2013, 2012, 2010, 2009 and 2008 which originally were to expire 10 years from the date of grant were extended to November 4, 2024 with the November 4, 2014 Amendment as described below. Option grants to directors are 100% fixed vesting options, with one-sixth vesting on each December 31 over a six-year period. Option grants to employees are comprised of 50% fixed vesting and 50% performance vesting options. Fixed vesting options vest over a six-year service period with one-sixth vesting on December 31 of each year of the six-year period, subject to the option holder not ceasing employment with Parent or the Company. Upon a sale of Parent or the Company, all of the unvested options with fixed vesting schedules will vest and become exercisable. Performance vesting options vest over a six-year period with one-sixth vesting on December 31 of each year of the six-year period, subject to the option holder not ceasing employment with Parent or the Company. Prior to the Amendment described below, the vesting of performance vesting options was also subject to the Company’s attainment of either an adjusted EBITDA target for the then current year or an aggregate adjusted EBITDA target, as set forth in the respective form of option agreement. Also prior to the Amendment, upon a sale of Parent or the Company, all of the unvested options that vest upon the achievement of established performance targets would have vested and become exercisable upon IPC’s achievement of a certain internal rate of return on its investment in Parent, subject to certain conditions. With respect to both fixed vesting and performance vesting options, an employee’s unvested options are forfeited when employment is terminated, and vested options must be exercised within a prescribed time period on or following termination to avoid forfeiture. Before the exercise of an option, the holder has no rights as a stockholder regarding the shares subject to the option, including voting rights.

On August 11, 2010, the compensation committee of our board of directors recommended, and the board of directors of Parent (the “Parent Board”) approved, an amendment (the “Amendment”) to the vesting provisions contained in all outstanding option agreements of participants in the 2007 Stock Option Plan who were employed by Parent or us as of the effective date of the Amendment, or served on our board of directors through that date. The Amendment, among other things, did away with the requirement that the EBITDA-based performance objectives be achieved in order for performance vesting options to vest, in effect providing for time-based vesting of these options rather than performance vesting. The Amendment did not change the number of options granted, the strike price, or any continued service requirements. The Amendment also provided for the acceleration of vesting, for 2007 Stock Option Plan participants who were employed by Parent or us as of the effective date of the Amendment and who were granted options prior to December 31, 2009, of options (the “Accelerated Options”) to purchase approximately 2,996,000 shares of common stock of Parent that were eligible for vesting on December 31, 2009, but did not vest because we did not achieve the applicable Adjusted EBITDA target for the fiscal year ended December 31, 2009. At the time vesting was accelerated, the Accelerated Options remained eligible for vesting in future years based on our achievement of an aggregate Adjusted EBITDA target. Except as described above, all other terms and conditions applicable to the Accelerated Options remain in effect. The Amendment also amended the provisions relating to time vesting options granted under the 2007 Stock Option Plan to achieve greater consistency between the treatment of these options and the treatment of performance vesting options in the event of a sale of substantially all of the assets of Parent or us.

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

On November 4, 2014, the compensation committee of our board of directors recommended, and the board of directors of Parent (the “Parent Board”), approved, an amendment (the “Amendment”) to the 2007 Stock Option Plan to remove the 2007 Stock Option Plan’s mandatory ten year limit on the duration of stock options. In addition, the Compensation Committee recommended, and the Parent Board approved, unilateral amendments to the outstanding stock option agreements. These amendments extend the expiration date of such options to November 4, 2024 and reset the option exercise price at $0.71 per share, which was the fair market value of Parent’s common stock on the amendment date as determined by a third party valuation obtained by the Parent Board.

DIRECTOR COMPENSATION

Through December 31, 2014, we paid each of our independent directors cash compensation of $70,000 per year for their service as independent directors. Members of our audit committee who were independent also received an annual fee of $5,000 ($20,000 for the chair), and members of our compensation committee who our board determined were independent received an annual fee of $3,000. These amounts are reviewed by the board from time to time, and all amounts are pro-rated for partial year directorship or membership, as appropriate. Directors who are not independent do not receive compensation for services on the board of directors. Although David Crane serves as a Senior Advisor to IPC, we consider him to be independent for compensation purposes.

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

2014 Cash Compensation

In 2014, each of our independent directors (Mr. Schochet, Mr. Crane, Mr. Roberg, Mr. Grotting and Mr. Illingworth) received cash compensation of $70,000 for his service as an independent director. Mr. Workman, who was elected to serve as a director and chair of the audit committee effective November 5, 2014, received pro-rated cash compensation of $13,846 for his service as an independent director and chair of the audit committee. In addition, annual fees based on committee memberships were paid as described below.  Finally, Mr. Schochet, Mr. Crane and Mr. Roberg received a distribution with respect to vested stock options, as described below.

•

Mr. Schochet received cash compensation of $5,000 for his service as a member of our audit committee. Mr. Schochet received a benefit of $24,840 with respect to the November 4, 2014 amendment to stock option agreement which extend the expiration date and reset the exercise price of the options. Mr. Schochet received a distribution with respect to vested stock options in the amount of $5,997. Mr. Schochet received an aggregate amount of $105,837 during 2014.

•

Mr. Crane received cash compensation of $3,000 for his service as a member of our compensation committee. Mr. Crane received a benefit of $24,840 with respect to the November 4, 2014 amendment to stock option agreement which extend the expiration date and reset the exercise price of the options. Mr. Crane received a distribution with respect to vested stock options in the amount of $5,997. Mr. Crane received an aggregate amount of $103,837 during 2014.

•

Mr. Roberg received cash compensation of $20,000 for his service as chairman of our audit committee before his resignation effective November 5, 2014.  Mr. Roberg received a benefit of $24,840 with respect to the November 4, 2014 amendment to stock option agreement which extend the expiration date and reset the exercise price of the options. Mr. Roberg received a distribution with respect to vested stock options in the amount of $5,997. Mr. Roberg received an aggregate amount of $120,837 during 2014.

•

Mr. Grotting received cash compensation of $3,000 for his service as a member of our compensation committee. Mr. Grotting received a benefit of $46,140 with respect to the November 4, 2014 amendment to stock option agreement which extend the expiration date and reset the exercise price of the options. Mr. Grotting received an aggregate amount of $119,140 during 2014.

•

Mr. Illingworth received a benefit of $39,960 with respect to the November 4, 2014 amendment to stock option agreement which extend the expiration date and reset the exercise price of the options. Mr. Illingworth received an aggregate amount of $109,960 during 2014.

•	Mr. Workman received an aggregate amount of $13,846 during 2014.

Stock Option Compensation

No stock options were granted to any of our independent directors during 2014.

Until a stock option vests and is exercised, the underlying shares cannot be voted. These stock options vest over a six-year period of service with one-sixth of the grant vesting each year. The 2007 Stock Option Plan is discussed in detail under the caption “2007 Stock Option Plan” above.

2014 Director Compensation Table

The table below summarized the compensation paid by the Company to directors for the fiscal year ended December 31, 2014:

	Fees Earned	Option	All Other
	or Paid in Cash	Awards	Compensation	Total
Name (1)	($) (2)	($) (3)	($) (4)	($)
Barry Schochet	$75,000	$24,840	$5,997	$105,837
Bret D. Bowerman	—	—	—	—
David Crane	73,000	24,840	5,997	103,837
Michael C. Feiner	—	—	—	—
Kevin L. Roberg	90,000	24,840	5,997	120,837
Robert Juneja	—	—	—	—
John B. Grotting	73,000	46,140	—	119,140
David J. Illingworth	70,000	39,960	—	109,960
John L. Workman	13,846	—	—	13,846

(1)	Only the members of our board who are independent for compensation purposes receive compensation for their service as directors.

(2)

The amount in the “Fees Earned or Paid in Cash” column for Mr. Schochet, Mr. Crane, Mr. Roberg, Mr. Grotting, Mr. Illingworth and Mr. Workman represents retainer and committee fees as discussed in detail under the caption “2014 Cash Compensation.”

(3)

The amounts in the “Option Awards” column reflect incremental fair value of awards resulting from the November 4, 2014 amendment to stock option agreement which extend the expiration date and reset the exercise price of the options, determined in accordance with ASC Topic 718, of awards granted pursuant to the 2007 Stock Option Plan. Assumptions used in the calculation of these amounts are included in Item 15, Note 11, Share-Based Compensation to our audited consolidated financial statements for the fiscal year ended December 31, 2014 included elsewhere in this Annual Report on Form 10-K. As of December 31, 2014, Mr. Schochet, Mr. Crane and Mr. Roberg, each had 300,000 options outstanding and exercisable under the 2007 Stock Option Plan. As of December 31, 2014, Mr. Grotting had 300,000 options outstanding and 250,000 options exercisable under the 2007 Stock Option Plan.  As of December 31, 2014, Mr. Illingworth had 300,000 options outstanding and 150,000 options exercisable under the 2007 Stock Option Plan.

(4)

The amount in the “All Other Compensation” column reflect the cash paid to directors as equity distributions as a result of the dividend declared to Parent in June 2011, see Note 7 to our audited consolidated financial statements for the fiscal year ended December 31, 2014 included elsewhere in this Annual Report on Form 10-K.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal 2014, the directors serving on the compensation committee of our board of directors were Mr. Juneja, Mr. Crane, Mr. Grotting and Mr. Feiner, none of whom has served as an officer or employee of UHS.

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

ITEM 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of our capital stock is owned by Parent.  IPC and certain members of our management team own all of the capital stock of Parent.  The following table sets forth certain information known to us, based on information provided by Parent, regarding the beneficial ownership of the common stock of Parent as of March 1, 2015 by:

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

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned as of March 1, 2015	Percentage of Shares Beneficially Owned (%) (2)
Principal Stockholders:
IPC/UHS, L.P. (3) (10) (11) (12)	175,000,000	65.5
IPC/UHS Co-Investment Partners, L.P. (3) (10) (11) (12)	63,913,306	23.9

Directors and Named Executive Officers:
Gary D. Blackford (4)	18,424,387	6.9
James B. Pekarek (5)	916,657	*
Patrick Sinclair (6)	716,669	*
Brian Simons (7)	333,400	*
Robert L. Creviston (8)	416,662	*
Barry P. Schochet (9)	300,000	*
Bret D. Bowerman (10)	—	—
David Crane (9)	300,000	*
Michael C. Feiner (11)	—	—
Robert Juneja (12)	238,913,306	89.4
John B. Grotting (13)	250,000	*
David Illingworth (14)	150,000	*
John L. Workman	—	—

All directors and executive officers as a group (15 persons)	261,012,747	97.7

*Denotes less than one percent.

(1)	Unless otherwise specified, the address of each of the named individuals is c/o Universal Hospital Services, Inc., 6625 West 78th Street, Suite 300, Minneapolis, Minnesota 55439.

(2)

Percentage of beneficial ownership is based on the aggregate of 249,012,549 shares of Parent’s common stock outstanding as of March 1, 2015 and 20,675,053 options exercisable or becoming exercisable for our directors and executive officers within 60 days of March 1, 2015. The percentage of beneficial ownership for all holders has been rounded to the nearest 1/10th of a percentage.

(3)

IPC III GP, LLC may be deemed a beneficial owner of shares of Parent due to its status as a general partner of IPC/UHS, L.P. and IPC/UHS Co-Investment Partners, L.P. IPC III GP, LLC disclaims beneficial ownership of any such shares of which it is not the holder of record.

(4)

Includes 81,275 shares of common stock held by Mr. Blackford’s wife and 3,843,112 shares of common stock held in trust for Mr. Blackford’s children, wherein Mr. Blackford and his wife, as trustees, have equal voting and dispositive power and may collectively be deemed to be beneficially owned by Mr. Blackford, and options to purchase 14,500,000 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2015.

(5)	Includes options to purchase 916,657 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2015.

(6)	Includes options to purchase 716,669 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2015.

(7)	Includes options to purchase 333,400 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2015.

(8)	Includes options to purchase 416,662 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2015.

(9)	Includes options to purchase 300,000 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2015, for each of Mr. Schochet and Mr. Crane.

(10)	Mr. Bowerman is a Senior Advisor of Irving Place Capital. His address is c/o Irving Place Capital, 745 Fifth Avenue, New York, New York 10151.

(11)	Mr. Feiner is a Senior Advisor of Irving Place Capital. His address is c/o Irving Place Capital, 745 Fifth Avenue, New York, New York 10151.

(12)

Mr. Juneja is a Senior Advisor of Irving Place Capital.  Mr. Juneja disclaims beneficial ownership of any of the shares of common stock owned by IPC/UHS, L.P. and IPC/UHS Co-Investment Partners, L.P., except to the extent of his pecuniary interest therein, if any.  His address is c/o Irving Place Capital, 745 Fifth Avenue, New York, New York 10151.

(13)	Includes options to purchase 250,000 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2015

(14)	Includes options to purchase 150,000 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2015.

EQUITY COMPENSATION PLAN

The following table summarizes, as of December 31, 2014, the shares of Parent’s common stock subject to outstanding awards or available for future awards under Parent’s 2007 Stock Option Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securitites Remaining Available for Future Issuance Under Equity Compensation Plans (excluding shares reflected in the first column) (2)
Equity Compensation Plans Approved by Security Holders	37,339,831	$0.84	6,346,110
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	37,339,831	$0.84	6,346,110

(1)

The exercise price of the stock option award is equal to the market value of Parent’s common stock on the grant date as determined reasonably and in good faith by the Parent’s board of directors and compensation committee.  The exercise price of options issued during the years ended December 31, 2014, 2013, 2012, 2010 and 2009, was determined through a variety of factors including peer group multiples, merger and acquisition multiples, and discounted cash flow analyses. The exercise prices of options issued during the year ended December 31, 2008 was determined by reference to the then recent per share valuation of Parent resulting from the Transaction as detailed below.

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

On May 31, 2007, in connection with the Transaction, we and IPC entered into a professional services agreement pursuant to which general advisory and management services are provided to us with respect to financial and operating matters.  IPC is an owner of Parent, and the following members of our Board of Directors are associated with IPC:  Michael Feiner, Robert Juneja and Bret Bowerman.  In addition, David Crane, a director, is the CEO of an IPC portfolio company.  The professional services agreement requires us to pay an annual fee for ongoing advisory and management services equal to the greater of $0.5 million or 0.75% of our Adjusted EBITDA (as defined in the professional services agreement) for the immediately preceding fiscal year, payable in quarterly installments. We incurred fees to IPC of approximately $1.0,  $1.1 and $1.1 million for the years ended December 31, 2014,  2013 and 2012, respectively, for advisory and management services.

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

In the ordinary course of business, we entered into an operating lease for our Minneapolis, Minnesota district service center with Ryan Fund V, LLC (“Ryan”), which began on May 1, 2007.  One member of our board of directors is also a limited partner in Ryan which has ownership interest in an LLC that owns the property. During the years ended December 31, 2014, 2013 and 2012, we made rent payments to a Ryan affiliate totaling $0.4, $0.4 and $0.3 million, respectively.

In the ordinary course of business, we entered into engagement letters with CTPartners, LLC (“CTPartners”) to conduct searches for certain executive positions.  One member of our board of directors, Michael Feiner, is also a director of CTPartners.  Pursuant to these engagement letters, we made payments to CTPartners totalling approximately $0.5, $0.2 and $0.3 million for the years ended December 31, 2014,  2013 and 2012, respectively.

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

ITEM 14:  Principal Accounting Fees and Services

KPMG LLP (“KPMG”) has served as our independent registered public accounting firm since June 3, 2013. The following table presents fees for professional services rendered by KPMG during the years ended December 31, 2014 and 2013.

Types of Fees	2014	2013
Audit Fees (1)	$387,500	$345,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	97,100	—
All Other Fees (4)	—	175,118

Deloitte and Touche LLP (“D&T”) served as our independent registered public accounting firm from June 20, 2007 to May 28, 2013.  The following table presents fees for professional services rendered by D&T during the years ended December 31, 2014 and 2013.

Types of Fees	2014	2013
Audit Fees (1)	$16,000	47,255
Audit-Related Fees (2)	—	73,500
Tax Fees (3)	4,320	119,313
All Other Fees	—	—

(1)

Audit fees consist of services rendered for the audit of the annual consolidated financial statements, including required quarterly reviews, statutory and regulatory filings or engagements and services that generally only the auditor can reasonably be expected to provide.

(2)	Consists of fees for accounting consultations, other attestation services and registration statement filing.
(3)	Tax fees are for professional services rendered for tax compliance, tax advice and tax planning.
(4)	All other fees are for services other than those in the previous categories, including due diligence services.

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

Report of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Equity for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012.

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

10.20	Mutual Termination Agreement between William C. Mixon and Universal Hospital Services, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on April 18, 2014).
10.21	Mutual Termination Agreement between Timothy W. Kuck and Universal Hospital Services, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed with the SEC on November 6, 2014).
10.22

Amended and Restated 2007 Stock Option Plan, dated as of November 4, 2014, executed by UHS Holdco, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed with the SEC on November 6, 2014). **

10.23	Form of notice to option holders regarding amendments to outstanding options (incorporated by reference to Exhibit 10.3 to Form 10-Q filed with the SEC on November 6, 2014). **
10.24

Consulting Service Agreement, dated as of December 12, 2014, between Gary L. Blackford and Universal Hospital Services, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on December 12, 2014). **

10.25

Service Agreement, dated as of December 12, 2014, between John L. Workman and Universal Hospital Services, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on December 12, 2014). **

10.26*	Executive Severance Pay Plan, dated March 17, 2015. (incorporated by reference to Exhibit 10.26 to Form 10-K filed with the SEC on March 23, 2015). **
12.1*	Statement regarding the computation of ratio of earnings to fixed charges
21.1*	Subsidiaries of the Registrant
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of John L. Workman Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of James B. Pekarek Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

The following financial information from Universal Hospital Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 23, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) the Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Loss for the years ended December 31, 2014, 2013 and 2012, (iv) the Consolidated Statements of Equity for the years ended December 31, 2014, 2013 and 2012, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and Notes to Consolidated Financial Statements

*Filed herewith

**Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 23, 2015.

UNIVERSAL HOSPITAL SERVICES, INC.
By	/s/ John L. Workman
John L. Workman
Interim Executive Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 23, 2015.

/s/ John L. Workman	Interim Executive Chairman of the Board
John L. Workman	of Directors (Principal Executive Officer)

/s/ James B. Pekarek	Executive Vice President and
James B. Pekarek	Chief Financial Officer (Principal Financial Officer)

/s/ Scott A. Christensen	Vice President, Controller, and
Scott A. Christensen	Chief Accounting Officer (Principal Accounting Officer)

/s/ Barry P. Schochet	Director
Barry P. Schochet

/s/ Bret D. Bowerman	Director
Bret D. Bowerman

/s/ David Crane	Director
David Crane

/s/ Michael C. Feiner	Director
Michael C. Feiner

/s/ Robert Juneja	Director
Robert Juneja

/s/ John B. Grotting	Director
John B. Grotting

/s/ David J. Illingworth	Director
David J. Illingworth

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report relating to the fiscal year ended December 31, 2014 or proxy statement with respect to any annual or other meeting of security holders has been sent to security holders, nor will such information be sent to security holders.

Universal Hospital Services, Inc.

Schedule II - Valuation and Qualifying Accounts

(in thousands)

Description	Balance - Beginning of Year	Charged to Costs and Expense	Deductions from Reserves	Balance - End of Year
Allowance for Doubtful Accounts
Year Ended December 31, 2014	$2,185	$816	$966	$2,035
Year Ended December 31, 2013	2,015	1,182	1,012	2,185
Year Ended December 31, 2012	1,919	1,110	1,014	2,015
Income Tax Valuation Allowance
Year Ended December 31, 2014	$36,112	$18,925	$—	$55,037
Year Ended December 31, 2013	25,800	12,041	1,729	36,112
Year Ended December 31, 2012	15,052	14,102	3,354	25,800

Universal Hospital Services, Inc.

As of December 31, 2014 and 2013 and

For the years ended December 31, 2014,  2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Universal Hospital Services, Inc.:

We have audited the accompanying consolidated balance sheets of Universal Hospital Services, Inc. and subsidiary (the “Company”)

as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, equity (deficit), and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the amounts for the years ended December 31, 2014 and 2013 in the financial statement schedule II listed in the Index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. The accompanying consolidated financial statements of Universal Hospital Services, Inc. and subsidiary as of December 31, 2012, were audited by other auditors whose report thereon dated March 15, 2013, expressed an unqualified opinion on those statements, before the restatement described in Note 18 to the consolidated financial statements.

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

In our opinion, the 2014 and 2013 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Hospital Services, Inc. and subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited the adjustments described in Note 18 that were applied to restate the 2012 consolidated financial statements to change the composition of the reportable segments to conform to the current presentation. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the

2012 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2012 consolidated financial statements taken as a whole.

/s/ KPMG LLP

Minneapolis, Minnesota

March 23, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Universal Hospital Services, Inc.

We have audited, before the effects of the retrospective adjustments to the disclosures for a change in the composition of reportable segments discussed in Note 18 to the consolidated financial statements, the consolidated statements of operations, comprehensive loss, equity, and cash flows for the year ended December 31, 2012 of Universal Hospital Services, Inc. and subsidiary (the "Company") (the 2012 consolidated financial statements before the effects of the adjustments discussed in Note 18 to the consolidated financial statements are not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2012 consolidated financial statements, before the effects of the retrospective adjustments to the disclosures for a change in the composition of reportable segments discussed in Note 18 to the consolidated financial statements, present fairly, in all material respects, the results of the Company’s operations and cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

March 15, 2013

Universal Hospital Services, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share information)

	December 31,	December 31,
	2014	2013
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts of $2,035 at December 31, 2014 and $2,185 at December 31, 2013	$66,256	$69,667
Inventories	7,991	9,481
Deferred income taxes, net	1,273	1,841
Other current assets	7,671	4,438
Total current assets	83,191	85,427
Property and equipment:
Medical equipment	591,100	584,078
Property and office equipment	84,454	80,696
Accumulated depreciation	(445,481)	(405,443)
Total property and equipment, net	230,073	259,331
Other long-term assets:
Goodwill	335,577	335,577
Other intangibles, net	172,905	220,631
Other, primarily deferred financing costs, net	12,166	14,649
Total assets	$833,912	$915,615
Liabilities and (Deficit) Equity
Current liabilities:
Current portion of long-term debt	$5,640	$6,487
Book overdrafts	5,944	9,469
Accounts payable	30,114	32,502
Accrued compensation	15,108	11,714
Accrued interest	18,823	18,884
Dividend payable	39	73
Other accrued expenses	11,586	11,031
Total current liabilities	87,254	90,160
Long-term debt, less current portion	704,546	704,284
Pension and other long-term liabilities	12,428	7,425
Payable to Parent	24,911	22,669
Deferred income taxes, net	53,520	68,057
Commitments and contingencies (Note 9)
(Deficit) Equity
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at December 31, 2014 and 2013	—	—
Additional paid-in capital	214,514	214,505
Accumulated deficit	(254,418)	(187,901)
Accumulated other comprehensive loss	(9,062)	(3,884)
Total Universal Hospital Services, Inc. (deficit) equity	(48,966)	22,720
Noncontrolling interest	219	300
Total (deficit) equity	(48,747)	23,020
Total liabilities and (deficit) equity	$833,912	$915,615

The accompanying notes are an integral part of these consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Operations

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Revenue
Medical equipment solutions	$285,497	$285,510	$282,905
Clinical engineering solutions	92,092	86,864	82,236
Surgical services	59,075	56,066	50,185
Total revenues	436,664	428,440	415,326
Cost of Revenue
Cost of medical equipment solutions	130,117	128,864	106,548
Cost of clinical engineering solutions	73,547	67,747	62,428
Cost of surgical services	32,721	31,557	27,845
Medical equipment depreciation	73,518	73,034	70,761
Total costs of revenues	309,903	301,202	267,582
Gross margin	126,761	127,238	147,744
Selling, general and administrative	114,596	112,649	109,247
Restructuring, acquisition and integration expenses	3,059	236	7,474
Intangible asset impairment charge	34,900	—	—
Operating (loss) income	(25,794)	14,353	31,023
Loss on extinguishment of debt	—	1,853	12,339
Interest expense	53,285	55,015	55,697
Loss before income taxes and noncontrolling interest	(79,079)	(42,515)	(37,013)
Benefit for income taxes	(13,065)	(166)	(2,569)
Consolidated net loss	(66,014)	(42,349)	(34,444)
Net income attributable to noncontrolling interest	503	688	754
Net loss attributable to Universal Hospital Services, Inc.	$(66,517)	$(43,037)	$(35,198)

The accompanying notes are an integral part of these consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Consolidated net loss	$(66,014)	$(42,349)	$(34,444)
Other comprehensive (loss) income:
(Loss) gain on minimum pension liability, net of tax of $0	(5,178)	5,202	(146)
Gain on cash flow hedge, net of tax of $0, $0 and $1,868, respectively	—	—	2,887
Total other comprehensive (loss) income	(5,178)	5,202	2,741
Comprehensive loss	(71,192)	(37,147)	(31,703)
Comprehensive income attributable to noncontrolling interest	503	688	754
Comprehensive loss attributable to Universal Hospital Services, Inc.	$(71,695)	$(37,835)	$(32,457)

The accompanying notes are an integral part of these consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Equity (Deficit)

(in thousands)

			Accumulated	Total
	Additional		Other	Universal		Total
	Paid-in	Accumulated	Comprehensive	Hospital	Noncontrolling	Equity
	Capital	Deficit	Loss	Services, Inc.	Interests	(Deficit)
Balance at December 31, 2011	$214,294	$(109,666)	$(11,827)	$92,801	$386	$93,187
Net (loss) income	—	(35,198)	—	(35,198)	754	(34,444)
Other comprehensive income	—	—	2,741	2,741	—	2,741
Cash distributions to noncontrolling interests	—	—	—	—	(796)	(796)
Dividend forfeited	187	—	—	187	—	187
Balance at December 31, 2012	$214,481	$(144,864)	$(9,086)	$60,531	$344	$60,875
Net (loss) income	—	(43,037)	—	(43,037)	688	(42,349)
Other comprehensive income	—	—	5,202	5,202	—	5,202
Cash distributions to noncontrolling interests	—	—	—	—	(732)	(732)
Dividend forfeited	24	—	—	24	—	24
Balance at December 31, 2013	$214,505	$(187,901)	$(3,884)	$22,720	$300	$23,020
Net (loss) income	—	(66,517)	—	(66,517)	503	(66,014)
Other comprehensive loss	—	—	(5,178)	(5,178)	—	(5,178)
Cash distributions to noncontrolling interests	—	—	—	—	(549)	(549)
Purchases of noncontrolling interests	(11)	—	—	(11)	(35)	(46)
Dividend forfeited	20	—	—	20	—	20
Balance at December 31, 2014	$214,514	$(254,418)	$(9,062)	$(48,966)	$219	$(48,747)

The accompanying notes are an integral part of these consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Consolidated net loss	$(66,014)	$(42,349)	$(34,444)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	85,237	85,036	81,630
Asset impairment charges	2,025	—	—
Intangible asset impairment charge	34,900	—	—
Amortization of intangibles, deferred financing costs and bond premium	13,671	15,168	18,247
Non-cash write off of deferred financing cost	—	1,853	2,541
Tender premium for purchase of notes	—	—	9,798
Provision for doubtful accounts	816	1,182	1,110
Provision for inventory obsolescence	232	366	473
Non-cash share-based compensation expense - net	2,301	1,044	3,367
Non-cash gain on trade-in of recalled equipment	—	—	(15,872)
Gain on sales and disposals of equipment	(2,273)	(816)	(1,800)
Deferred income taxes	(13,491)	(930)	(3,040)
Changes in operating assets and liabilities:
Accounts receivable	2,595	(2,371)	2,494
Inventories	1,258	(979)	(2,321)
Other operating assets	(2,257)	(65)	461
Accounts payable	(1,663)	(522)	(2,018)
Other operating liabilities	3,235	957	11,905
Net cash provided by operating activities	60,572	57,574	72,531
Cash flows from investing activities:
Medical equipment purchases	(58,978)	(51,475)	(58,531)
Property and office equipment purchases	(4,908)	(8,649)	(7,359)
Proceeds from disposition of property and equipment	8,422	3,691	6,711
Acquisitions, net of cash acquired	—	—	(14,418)
Net cash used in investing activities	(55,464)	(56,433)	(73,597)
Cash flows from financing activities:
Proceeds under senior secured credit facility	149,500	100,600	116,500
Payments under senior secured credit facility	(143,500)	(95,600)	(103,000)
Payments of principal under capital lease obligations	(6,915)	(7,421)	(6,375)
Payments of floating rate notes	—	(230,000)	—
Proceeds from issuance of bonds	—	234,025	425,000
Accrued interest received from bondholders	—	8,620	—
Accrued interest paid to bondholders	—	(8,620)	—
Purchase of refinanced bonds	—	—	(405,000)
Payments on acquired debt	—	—	(4,163)
Distributions to noncontrolling interests	(549)	(732)	(796)
Proceeds from exercise of parent company stock options	—	—	150
Dividend and equity distribution payments	(73)	(6)	(1,393)
Purchases of noncontrolling interests	(46)	—	—
Tender premium for purchase of notes	—	—	(9,798)
Payment of deferred financing costs	—	(4,116)	(11,511)
Change in book overdrafts	(3,525)	5,564	291
Holdback and earn-out payments related to acquisitions	—	(3,455)	—
Net cash used in financing activities	(5,108)	(1,141)	(95)
Net change in cash and cash equivalents	—	—	(1,161)
Cash and cash equivalents at the beginning of period	—	—	1,161
Cash and cash equivalents at the end of period	$—	$—	$—
Supplemental cash flow information:
Interest paid	$52,410	$48,538	$45,273
Income taxes paid	327	501	959
Non-cash activities:
Medical equipment purchases included in accounts payable (at end of period)	$12,930	$13,655	$5,012
Capital lease additions	1,919	11,477	4,224
Reclassification of assets held for sale from medical equipment to other current assets	927	—	—
Dividend forfeited	(20)	(24)	(187)

The accompanying notes are an integral part of these consolidated financial statements.

Universal Hospital Services, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2014 and 2013 and

For the years ended December 31, 2014, 2013 and 2012

1.Basis of Presentation

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

2.Significant Accounting Policies

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

Goodwill is tested at least annually for impairment and more frequently if events or changes in circumstances indicate that the asset might be impaired. We review goodwill for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, we conclude that goodwill is not impaired. If the carrying amount of a reporting unit is zero or negative, the second step of the impairment test is performed to measure the amount of impairment loss, if any, when it is more likely than not that a goodwill impairment exists. As of December 31, 2014, all of our reporting units had a negative carrying value.

No goodwill impairments have been recognized in 2014, 2013, or 2012.

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

The Company follows the provisions of Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition,” in recognizing all of these revenue streams — specifically, revenue recognition requires proof that (i) an arrangement exists, (ii) delivery has occurred and/or services have been rendered, (iii) the price is fixed; and (iv) collectability is reasonably assured.

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

ASC Topic 815, “Derivatives and Hedging,” establishes accounting and reporting standards requiring that derivative instruments be recorded on the consolidated balance sheets as either an asset or liability measured at fair value. The statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met, the changes in a derivative’s fair value (for a cash flow hedge) are deferred in equity as a component of accumulated other comprehensive loss. These deferred gains and losses are recognized as income in the period in which hedged cash flows occur. The ineffective portions of hedge returns are recognized as earnings. Our hedging activity has been limited to an interest rate swap arrangement that is further described in Note 8, Long-Term Debt.

Fair Value of Other Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts receivable, accounts payable, accrued liabilities and senior secured credit facility, approximate fair value due to their short maturities. The fair value of our outstanding Original Notes and Add-on Notes (each as defined in Note 8, Long-Term Debt), based on the quoted market price for the same or similar issues of debt, which represents a Level 2 fair value measurement, is approximately:

	December 31, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value
Original notes - 7.625%	$425	$359	$425	$451
Add-on notes - 7.625% (1)	231	186	233	233

(1)	The carrying value of the Add-on notes - 7.625% includes unamortized bond premium of $11.1 and $12.7 million as of December 31, 2014 and 2013, respectively.

Segment Information

Our segments are organized based on the different products and services that we offer. We report our financial results in three operating segments: MES, CES and SS, each of which is also a reportable segment. Note 18, Business Segments, contains additional segment information.

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

In August 2014, the FASB issued ASU 2014-13 Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (“ASU 2014-13”), which will allow an alternative fair value measurement approach for consolidated collateralized financing entities (CFEs) to eliminate a practice issue that results from differences in the fair value of a CFE’s financial assets and the fair value of its financial liabilities even when the financial liabilities have recourse to only the financial assets. The approach would permit the parent company of a consolidated CFE to measure the CFE’s financial assets and financial liabilities based on the more observable of the fair value of the financial assets and the fair value of the financial liabilities.  The new standard is effective beginning after December 15, 2015 and interim periods within those years. The standard permits either a retrospective or a modified retrospective transition method, and early adoption is permitted as of the beginning of an annual period. We are evaluating the effect that ASU 2014-13 will have on our consolidated financial statements.

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

3.Acquisitions

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

4.Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013 are summarized in the following table by type of inputs applicable to the fair value measurements:

	Fair Value at December 31, 2014				Fair Value at December 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Contingent Consideration	$—	$—	$143	$143	$—	$—	$215	$215

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

During 2012, we recorded a contingent consideration liability, in the form of earn-out payments, related to our acquisitions in the total amount of $2.1 million. The contingent consideration payments are based on achieving certain revenue results. The fair value of the liability was estimated using a discounted cash flow approach with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement.  The significant inputs in the Level 3 measurement not supported by market activity included our assessments of expected future cash flows during the earn-out period related to the assets acquired, appropriately discounted considering the uncertainties associated with the obligation, and calculated based on estimated revenues in accordance with the terms of the agreement. For the years ended December 31, 2014 and 2013, $0.07 million and $1.9 million, respectively, in earn-out were paid.

The assumptions used in preparing the discounted cash flow analyses included estimates of interest rates and the timing and amount of incremental cash flows.

A reconciliation of the beginning and ending balance for the Level 3 measurement are as follows:

(in thousands)
Balance at December 31, 2013	$215
Payments	(72)
Balance at December 31, 2014	$143

During the year ended December 31, 2014, we recorded $2.0 million of impairment charges on certain long-lived assets for which the carrying value of those assets may not be recoverable based upon our estimated cash flows. The fair value of the assets was estimated using a discounted cash flow approach with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement. The significant inputs in the Level 3 measurement not supported by market activity included our assessments of assets utilization level and estimated proceeds from sale of the assets.

During the year ended December 31, 2014, we recorded $34.9 million of an intangible asset impairment charge. The fair value of the intangible asset was estimated using an income approach with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement. Intangible asset impairment charge recorded during 2014 is discussed in Note 6,  Selected Financial Statement Information.  The significant inputs in the Level 3 measurement not supported by market activity included our assessments of projected revenue growth, estimated royalty rate and discount rate used to derive the present value factors.

5.Book Overdrafts

The Company typically does not maintain cash balances at its principal bank under a policy whereby the net amount of collected balances and cleared checks is, at the Company’s option, applied to or drawn from our credit facility on a daily basis. Surgical Services will, at times, carry modest levels of cash. Changes in book overdrafts are considered financing activities.

6.Selected Financial Statement Information

Property and Equipment

Our property and equipment at December 31, 2014 and 2013 consists of the following:

	December 31,	December 31,
(in thousands)	2014	2013
Medical Equipment	$591,100	$584,078
Less: Accumulated depreciation	(391,472)	(362,539)
Medical equipment, net	199,628	221,539
Leasehold improvements	12,290	11,822
Office equipment and vehicles	72,164	68,874
	84,454	80,696
Less: Accumulated depreciation and amortization	(54,009)	(42,904)
Property and office equipment, net	30,445	37,792
Total property and equipment, net	$230,073	$259,331

Property and equipment financed under capital leases, net	$15,116	$20,477

During 2014, we recorded asset impairment charges of $2.0 million on excess infusion equipment sold in the second quarter of 2014 and under-utilized patient handling equipment. There were no impairment charges on property and equipment during 2013 or 2012.

Goodwill and Other Intangible Assets

Our goodwill as of December 31, 2014 and 2013, by reportable segment, consists of the following:

	Medical	Clinical
	Equipment	Engineering	Surgical
(in thousands)	Solutions	Solutions	Services	Total
Balance at December 31, 2013	$227,486	$55,655	$52,436	$335,577
Acquisitions	—	—	—	—
Balance at December 31, 2014	$227,486	$55,655	$52,436	$335,577

Our other intangible assets as of December 31, 2014 and 2013 consist of the following:

	December 31, 2014				December 31, 2013
		Accumulated				Accumulated
(in thousands)	Cost	Amortization	Impairment	Net	Cost	Amortization	Impairment	Net
Finite-life intangibles
Customer relationship	$115,731	$(80,704)	$—	$35,027	$115,731	$(70,964)	$—	$44,767
Supply agreement	26,000	(19,464)	—	6,536	26,000	(16,560)	—	9,440
Technology databases	7,217	(7,217)	—	—	7,217	(7,199)	—	18
Non-compete agreements	780	(538)	—	242	780	(374)	—	406
Favorable lease agreements	134	(134)	—	—	134	(134)	—	—
Total finite-life intangibles	149,862	(108,057)	—	41,805	149,862	(95,231)	—	54,631
Indefinite-life intangibles
Trade names	166,000	—	(34,900)	131,100	166,000	—	—	166,000
Total intangible assets	$315,862	$(108,057)	$(34,900)	$172,905	$315,862	$(95,231)	$—	$220,631

Total amortization expense related to intangible assets was approximately $12.8,  $13.8 and $15.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

During the second quarter of 2014, the Company became aware of certain events that will have a negative impact on the future financial results of the Company. The Company applies a fair value based impairment test to the net book value of goodwill and intangible assets with indefinite lives on an annual basis and on an interim basis if events or circumstances indicate that an impairment loss may have occurred. The review of indefinite-life intangibles for impairment during the second quarter of 2014 indicated that the carrying value of trade names in the MES segment exceeded its estimated fair values. The Company performed an interim impairment test and recorded a non-cash impairment charge of $34.9 million in the second quarter of 2014. As a result of the trade names impairment, the Company’s equity went to a deficit causing the Company to undertake a step 2 goodwill impairment analysis. The preliminary step 2 analysis of the MES goodwill reflected no impairment.  The finalization of the step 2 analysis and the result of the annual impairment review resulted in no changes to or additional impairment charges.

There were no impairment charges during 2013 or 2012 with respect to other intangible assets.

At December 31, 2014, future estimated amortization expense related to intangible assets for each of the years ended December 31, 2015 to 2019 is estimated as follows:

(in thousands)
2015	$11,931
2016	10,807
2017	7,514
2018	5,931
2019	3,364

Future amortization expense is an estimate. Actual amounts may change due to additional intangible asset acquisitions, impairment, accelerated amortization or other events.

7.Dividend and Equity Distribution

On June 8, 2011, the Boards of Directors declared an equity distribution of $0.12 per option to holders of outstanding options on the Parent’s stock on June 10, 2011 that vested on December 31, 2011, 2012, 2013, and 2014 and are scheduled to vest on December 31, 2015.

Our consolidated balance sheet as of December 31, 2014 and 2013 reflects the decrease in equity for dividends paid to Parent shareholders and distributions to vested option holders on July 1, 2011, December 31, 2011, December 31, 2012, December 31, 2013 and December 31, 2014, as well as estimated amounts to be paid to holders of options expected to vest on December 31, 2015 based on an estimated option forfeiture rate of 2% annually. Our consolidated balance sheet also reflects the related current dividend payable and long-term dividend payable included in Payable to Parent.

During 2014 and 2013, $0.02 million of dividends was forfeited and were recorded as a reduction to Payable to Parent and an increase to additional paid-in capital.

8.Long-Term Debt

Long-term debt at December 31, 2014 and 2013 consists of the following:

	December 31,	December 31,
(in thousands)	2014	2013
Original notes - 7.625%	$425,000	$425,000
Add-on notes - 7.625%	220,000	220,000
Unamortized bond premium	11,113	12,702
Senior secured credit facility	39,000	33,000
Capital lease obligations	15,073	20,069
	710,186	710,771
Less: Current portion of long-term debt	(5,640)	(6,487)
Total long-term debt	$704,546	$704,284

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

As of December 31, 2014, we had $135.7 million of availability under the senior secured credit facility based on a borrowing base of $178.3 million less borrowings of $39.0 million and after giving effect to $3.6 million used for letters of credit.

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

At December 31, 2014, we had $39.0 million of borrowings outstanding which was accruing interest at a rate of 2.6608%.

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

Maturities of Long-Term Debt. At December 31, 2014, maturities of long-term debt for each of our fiscal years ending December 31, 2015 to 2019 and thereafter, are estimated as follows:

(in thousands)
2015	$5,640
2016	3,480
2017	41,161
2018	1,351
2019	852
Thereafter	646,589
Total payments	699,073
Unamortized bond premium	11,113
$710,186

9.Commitments and Contingencies

Rental expenses were approximately $11.9,  $11.4 and $10.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, the Company was committed under various non-cancellable operating leases for its district, corporate and other operating locations with annual rental commitments for each of the years ending December 31, 2015 to 2019 and thereafter of the following:

(in thousands)
2015	$8,443
2016	7,595
2017	6,566
2018	5,908
2019	5,551
Thereafter	8,907
$42,970

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

In June 2014, Smith & Nephew announced that it had ceased commercial distribution of the RENASYS Negative Pressure Wound Therapy (“NPWT”) product line in the United States following a request from the FDA to obtain additional regulatory clearances through the premarket notification 510(k) process with respect to certain design modifications made to the RENASYS product line.  Subsequently, the FDA authorized limited distribution by Smith & Nephew of these products under a Certificate of Medical Necessity (“CMN”) program.  The Company is unable to predict when or whether Smith & Nephew will resume full commercial distribution of the RENASYS product line.  The RENASYS product line generated approximately $24 million in annual revenue for the prior twelve month period from device rental ($14 million) and disposable sales ($10 million) which was included in our MES segment.  As of December 31, 2014, the Company had a net asset exposure of approximately $1 million on the balance sheet, which includes approximately $4 million of equipment which it believes is recoverable, offset with $3 million payable. In late July, the Company signed an agreement with a NPWT manufacturer to provide an alternative solution to our customers.  However, many of our customers have met their NPWT needs directly with other manufacturers or service providers.  The Company’s future financial results will be negatively impacted by the interruption of commercial distribution of the RENASYS product line and we anticipate losing the majority of the disposable portion of our revenue based on the new agreement with an alternative NPWT manufacturer. The gross margin on the disposable portion of the business is significantly lower than the overall MES segment gross margin. The potential impact will be highly dependent upon the outcome of the factors mentioned above.

In July 2014, the Company was notified that a national group purchasing organization (“GPO”) awarded a sole source agreement to a competitor of the Company, for all peak need rental equipment, therapy surfaces (wound and pulmonary) and bariatric equipment. This GPO currently has agreements for the purchase or rental of this equipment with multiple vendors, including from the Company under agreements that expired on December 31, 2014.  Under these agreements, the Company supplies equipment to its GPO member customers.  The Company generated approximately $26 million of business (over the prior twelve month period) in the portions of the business covered under this new agreement which was included in our MES segment.  In addition, the Company also maintains certain 360 solutions with customers that are members of this GPO. The Company is working with the national GPO and its members to develop an orderly transition and anticipates that this transition will occur over the next several months. The Company is assessing the financial impact to its business and the impact will be dependent upon several factors including the GPO members’ willingness to contract with the Company as a non-contracted vendor and the ability of the new service provider to service all of these GPO members.

On January 13, 2015, the Company filed suit in the Western District of Texas against Hill-Rom Holdings, Inc., Hill-Rom Company, Inc. and Hill-Rom Services, Inc. (the "Defendants") alleging that the Defendants violated federal and state antitrust laws by willfully and unlawfully engaging in a pattern of exclusionary and predatory conduct in order to foreclose market competition and seeking actual damages, trebled damages and punitive damages.  At this early stage in the litigation, the Company does not believe the expense of litigation will have a material impact on the Company's operating expenses or financial results.

10.Shareholder’s Equity (Deficit)

Common Stock

The Company has authorized and issued 1,000 shares of common stock with a par value of $0.01 per share.

Accumulated Other Comprehensive Loss

	December 31,	December 31,
(in thousands)	2014	2013
Unrealized loss on minimum pension liability adjustment, net of tax	$(9,062)	$(3,884)

Changes in Accumulated Other Comprehensive Income for the year ended December 31, 2014 are as follows:

(in thousands)
Minimum pension liability - balance at December 31, 2013	$(3,884)
Net actuarial loss	(5,718)
Reclassification for amortization of net gain	540
Net current year other comprehensive income	(5,178)
Minimum pension liability - balance at December 31, 2014	$(9,062)

Amount reclassified from accumulated other comprehensive income is included in the Selling, general and administrative expense in the Consolidated Statements of Operations.

11.Share-Based Compensation

The 2007 Stock Option Plan provides for the issuance of 43.9 million nonqualified stock options of Parent to any of its and Parent’s executives, other key employees and to consultants and certain non-employee directors. The options allow for the purchase of shares of common stock of Parent at prices equal to the stock’s fair market value at the date of grant.

Options granted had a ten-year contractual term and vest over approximately six years.  For option grants to its employees, half of the options have fixed vesting schedules and the other half of the options vest upon the achievement of established performance targets, though options subject to performance targets were amended on August 11, 2010. The amendment, among other things, did away with the requirement that the EBITDA-based performance objectives be achieved in order for performance vesting options to vest, in effect providing for time-based vesting of these options rather than performance vesting.  For option grants to its directors, all of the options vest on a fixed schedule. The shares issued to a grantee upon the exercise of such grantee’s options will be subject to certain restrictions on transferability as provided in the 2007 Stock Option Plan. Grantees are subject to non-competition, non-solicitation and confidentiality requirements as set forth in their respective stock option grant agreements. Forfeited options are available for future issue.

Effective November 4, 2014, the Compensation Committee of our Board of Directors recommended, and the board of directors of Parent (the “Parent Board”), approved, an amendment (the “Amendment”) to the 2007 Stock Option Plan to remove the 2007 Stock Option Plan’s mandatory ten year limit on the duration of stock options. In addition, the Compensation Committee recommended, and the Parent Board approved, unilateral amendments to the outstanding stock option agreements. These amendments extend the expiration date of such options to November 4, 2024 and reset the option exercise price at $0.71 per share, which was the fair market value of Parent’s common stock on the amendment date as determined by a third party valuation obtained by the Parent Board. The original options were granted from June 18, 2007 to May 21, 2013 with exercise prices ranging from $1.00 to $1.83. The Amendment to the 2007 Stock Option Plan and the amendments to the individual options do not change the number of options granted, the vesting commencement date, the vesting schedules or any continued service requirements. The amendment resulted in additional share-based compensation expense of approximately $1.9 million, of which $1.2 million was recognized in 2014.

A summary of the status of Parent’s 2007 Stock Option Plan as of and for the years ended December 31, 2014, 2013 and 2012 is detailed below:

				Weighted
				average
		Weighted	Aggregate	remaining
	Number of	average	intrinsic	contractual
(in thousands except exercise price and years)	options	exercise price	value	term (years)
Outstanding at December 31, 2012	36,668	$1.12	$11,253	5.6
Granted	6,150	1.40
Exercised	—	—	$—
Forfeited or expired	(4,702)	1.07
Outstanding at December 31, 2013	38,116	$1.17	$9,611	5.5
Granted	3,554	0.71
Exercised	—	—	$—
Forfeited or expired	(4,330)	0.71
Outstanding at December 31, 2014	37,340	$0.84	$—	9.9
Exercisable at December 31, 2014	28,700	$0.88	$—	9.9
Remaining authorized options available for issue	6,346

The exercise price of the stock option award is equal to the market value of Parent’s common stock on the grant date as determined reasonably and in good faith by the Parent’s Board of Directors and compensation committee and based on an analysis of a variety of factors including peer group multiples, merger and acquisition multiples, and discounted cash flow analyses.

The intrinsic value of a stock award is the amount by which the market value of the underlying stock exceeds the exercise price of the award.

We determine the fair value of options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on a straight-line basis over the options’ vesting periods. The assumptions in the table below was used to determine the Black-Scholes fair value of stock options granted during the years ended December 31, 2014, 2013, and 2012.

	Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	1.00%	1.25%	0.94%
Expected volatility	32.4%	35.3%	36.0%
Dividend yield	N/A	N/A	N/A
Expected option life (years)	3.10	6.75	6.75
Black-Scholes Value of options	$0.17	$0.53	$0.53

Expected volatility is based on an independent valuation of the stock of companies within our peer group. Given the lack of a true comparable company, the peer group consists of selected public health care companies representing our suppliers, customers and competitors within certain product lines. The risk free-interest rate is based on the U.S. Treasury yield curve in effect at the grant date based on the expected option life. The expected option life for 2014 is estimated based on foreseeable trends. The expected option life for 2013 and 2012 represented the result of the “simplified” method applied to “plain vanilla” options granted during the period, as provided within ASC Topic 718, “Compensation - Stock Compensation”. Parent used the simplified method as Parent does not have sufficient historical exercise experience to provide a basis upon which to estimate the expected term.

Although Parent grants the stock options, the Company recognizes compensation expense related to these options since the services are performed for its benefit. For the years ended December 31, 2014, 2013 and 2012, we recognized non-cash share-based compensation expense of $2.3,  $1.5 and $4.0 million, respectively, which is primarily included in selling, general and administrative expenses.

At December 31, 2014, unearned non-cash share-based compensation related to our options, that we expect to recognize as expense over a weighted average period of 2.4 years, totals approximately $4.2 million, net of our estimated forfeiture rate of 2.0%. The expense could be accelerated upon the sale of Parent or the Company.

12.Related Party Transactions

Management Agreement

On May 31, 2007, we and IPC entered into a professional services agreement pursuant to which general advisory and management services are provided to us with respect to financial and operating matters. IPC is an owner of Parent, and the following members of our Board of Directors are associated with IPC: Michael Feiner, Robert Juneja and Bret Bowerman. In addition, David Crane, a director, is the CEO of an IPC portfolio company. The professional services agreement requires us to pay an annual fee for ongoing advisory and management services equal to the greater of $0.5 million or 0.75% of our Adjusted EBITDA (as defined in the professional services agreement) for the immediately preceding fiscal year, payable in quarterly installments. The professional services agreement provides that IPC will be reimbursed for its reasonable out-of-pocket expenses in connection with certain activities undertaken pursuant to the professional services agreement and will be indemnified for liabilities incurred in connection with its role under the professional services agreement, other than for liabilities resulting from its gross negligence or willful misconduct. The term of the professional services agreement commenced on May 31, 2007 and will remain in effect unless and until either party notifies the other of its desire to terminate, we are sold to a third-party purchaser or we consummate a qualified initial public offering, as defined in the professional services agreement. Total professional services agreement fees incurred to IPC were $1.0, $1.1 and $1.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

2007 Stock Option Plan

Parent established the 2007 Stock Option Plan. Compensation expense related to service provided by the Company’s employees is recognized in the accompanying consolidated statements of operations with an offsetting Payable to Parent liability, which is not expected to be settled within the next twelve months.

Business Relationship

In the ordinary course of business, we entered into an operating lease for our Minneapolis, Minnesota district service center with Ryan Fund V, LLC (“Ryan”), which began on May 1, 2007.  One member of our board of directors is also a limited partner in Ryan which has ownership interest in an LLC that owns the property. During the years ended December 31, 2014, 2013 and 2012, we made rent payments to a Ryan affiliate totaling $0.4, $0.4 and $0.3 million, respectively.

In the ordinary course of business, we entered into engagement letters with CTPartners, LLC (“CTPartners”) to conduct searches for certain executive positions.  One member of our board of directors, Michael Feiner, is also a director of CTPartners.  Pursuant to these engagement letters, we made payments to CTPartners totalling approximately $0.5, $0.2 and $0.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company believes that the aforementioned arrangements and relationships were provided in the ordinary course of business.

13.Limited Liability Companies

We participate with others in the formation of LLCs in which Surgical Services becomes a partner and shares the financial interest with the other investors. Surgical Services is the primary beneficiary of these LLCs. These LLCs acquire certain medical equipment for use in their respective business activities, which generally focus on surgical procedures. The LLCs will acquire medical equipment for rental purposes under equipment financing leases. At December 31, 2014, the LLCs had approximately $0.5 million of total assets. The third party investors in each respective LLC generally provide the lease financing company with individual proportionate lease guarantees based on their respective ownership percentages in the LLCs. In addition, Surgical Services will provide such financing companies with its corporate guarantee based on its respective ownership interest in each LLC. In certain instances, Surgical Services has provided such financing companies with an overall corporate guarantee in connection with equipment financing transactions. In such instances, the individual investors in each respective LLC will generally indemnify us against losses, if any, incurred in connection with its corporate guarantee. Additionally, we provide operational and administrative support to the LLCs in which it is a partner. As of December 31, 2014, we held interests in six active LLCs.

In accordance with guidance issued by the FASB, we accounted for equity investments in LLCs (in which we are the primary beneficiary) under the full consolidation method whereby transactions between Surgical Services and the LLCs have been eliminated through consolidation.

14.Employee Benefit Plans

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

The change in benefit obligation, pension plan assets and funded status as of and for the years ended December 31, 2014 and 2013 are as follows:

Change in Benefit Obligation

(in thousands)	2014	2013
Benefit obligations at beginning of year	$23,402	$25,880
Interest cost	1,131	1,041
Actuarial loss (gain)	5,067	(2,734)
Benefit paid	(872)	(785)
Benefit obligations at end of year	$28,728	$23,402

Change in Plan Assets

(in thousands)	2014	2013
Fair value of plan assets at beginning of year	$19,632	$17,040
Actual gain on plan assets	618	2,717
Benefits paid	(872)	(785)
Employer contribution	1,260	660
Fair value of plan assets at end of year	$20,638	$19,632

Funded Status

(in thousands)	2014	2013
Funded status	$(8,090)	$(3,770)
Unrecognized net actuarial loss/accumulated other comprehensive loss	11,488	6,310
Net amount recognized	$3,398	$2,540

A summary of our pension plan projected benefit obligation, accumulated obligation and fair value of pension plan assets at December 31, are as follows:

(in thousands)	2014	2013
Projected benefit obligation	$28,728	$23,402
Accumulated benefit obligation (“ABO”)	28,728	23,402
Fair value of plan assets	20,638	19,632
ABO less fair value of plan assets	8,090	3,770

Amounts recognized in the consolidated balance sheets at December 31, are as follows:

(in thousands)	2014	2013
Current Liabilities	$320	$1,260
Noncurrent Liabilities	7,770	2,510
Total Amount Recognized	$8,090	$3,770

Net Periodic Benefit Cost

The components of net periodic benefit cost are as follows:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Interest cost	$1,131	$1,041	$1,077
Expected return on plan assets	(1,270)	(1,165)	(1,278)
Recognized net actuarial loss	540	916	685
Net periodic benefit cost	$401	$792	$484

Change in Accumulated Other Comprehensive Loss

	Year Ended December 31,
(in thousands)	2014	2013	2012
Beginning of year	$(6,310)	$(11,512)	$(11,365)
Net actuarial (loss) gain	(5,718)	4,286	(832)
Amortization of net loss	540	916	685
End of year	$(11,488)	$(6,310)	$(11,512)

Pension Plan Assets

Our target pension plan asset allocation and actual pension plan allocation of assets at December 31, are as follows:

	Target
Asset Category	Allocation	2014	2013
Equity securities	75%	76%	79%
Debt securities and cash	25	24	21
	100%	100%	100%

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

Fair Value Measurement

The following table presents our plan assets, using the fair value hierarchy as disclosed in Note 4, Fair Value Measurements, as of December 31, 2014 and 2013.

	Assets at Fair Value as of December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$75	$—	$—	$75
Registered investment companies:
International equity	7,544	—	—	7,544
Large cap blend	8,195	—	—	8,195
Intermediate-term bond	4,824	—	—	4,824
Total assets at fair value	$20,638	$—	$—	$20,638

	Assets at Fair Value as of December 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$69	$—	$—	$69
Registered investment companies:
International equity	7,568	—	—	7,568
Large cap blend	7,877	—	—	7,877
Intermediate-term bond	2,576	—	—	2,576
Short-term bond	1,542	—	—	1,542
Total assets at fair value	$19,632	$—	$—	$19,632

Investments in Equity and Debt Securities are valued at the net asset value of units held at the end of the period based upon the value of the underlying investments as determined by quoted market prices. These investments are classified as Level 1.

Contributions

The Company contributed $1.3, $0.7 and $1.6 million to the pension plan during the years ended December 31, 2014, 2013 and 2012, respectively. The Company expects to make contributions of approximately $0.3 million in 2015.

Estimated Future Benefit Payments

The following benefit payments are expected to be paid:

(in thousands)
2015	$994
2016	1,053
2017	1,121
2018	1,157
2019	1,237
2020 to 2024	7,262

Pension Plan Assumptions

The following weighted-average assumptions were used as of each of the years ended December 31, as follows:

	2014	2013	2012
Weighted-average actuarial assumptions used to determine benefit obligations:
Discount rate	4.08%	4.92%	4.09%
Expected return on assets	6.85%	7.00%	8.00%
Weighted-average actuarial assumptions used to determine net periodic benefit cost:
Discount rate	4.92%	4.09%	4.67%
Expected return on assets	6.85%	7.00%	8.00%
Rate of compensation increase	N/A	N/A	N/A

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

The Company reassessed the mortality assumptions to measure the pension benefit plan obligation at year end 2014, adopting the most applicable mortality tables based on the tables released in 2014 by The Society of Actuaries’ Retirement Plan Experience Committee. As a result of this assumption change, net actuarial loss increased by $2.3 million. In addition, net actuarial loss was also increased by $2.8 million as the impact of lowering the discount rate.

Other Employee Benefits

The Company also sponsors a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”) and covers substantially all of the Company’s employees. Employees may contribute annually up to 60% of their base compensation on a pre-tax basis (subject to Internal Revenue Service limitation). The company matching contribution is 50% of the first 6% of base compensation that an employee contributes. We made matching contributions to the plan of approximately $2.1,  $2.0 and $1.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company is self-insured for employee health care up to $200,000 per member per plan year and aggregate claims up to 125% of expected claims per plan year. Also, the Company purchases workers’ compensation and automobile liability coverage with related deductibles. The Company is liable for up to $250,000 per individual workers’ compensation claim and up to $250,000 per accident for automobile liability claims. Self-insurance and deductible costs are included in other accrued expenses in the consolidated balance sheets and are accrued based upon the aggregate of the liability for reported claims and an actuarially determined estimated liability for claims development and incurred but not reported.

15.Income Taxes

The benefit for income taxes consists of the following:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Current - State	$426	$764	$471
Deferred	(13,491)	(930)	(3,040)
	$(13,065)	$(166)	$(2,569)

Reconciliations between the Company’s effective income tax rate and the U.S. statutory rate are as follow:

	Year Ended December 31,
	2014	2013	2012
Statutory U.S. Federal income tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of U.S. Federal income tax	(3.4)	(2.8)	(2.9)
Valuation allowance	21.5	38.1	29.3
Permanent items	0.5	1.2	0.8
Deferred item adjustments	—	(1.9)	0.9
Effective income tax rate	(16.4)%	(0.4)%	(6.9)%

The components of the Company’s overall deferred tax assets and liabilities at December 31 are as follows:

(in thousands)	2014	2013
Deferred tax assets
Accounts receivable	$798	$857
Accrued compensation and pension	8,045	6,772
Inventories	1,146	1,047
Other assets	1,315	1,584
Unrealized loss on pension	4,512	2,478
Net operating loss carryforwards	85,694	80,005
Deferred tax assets	101,510	92,743
Valuation allowance	(55,037)	(36,112)
Total deferred tax assets	46,473	56,631
Deferred tax liabilities
Accelerated depreciation and amortization	(97,958)	(121,990)
Prepaid assets	(1,240)	(857)
Total deferred tax liabilities	(99,198)	(122,847)
Net deferred tax liabilities	$(52,725)	$(66,216)

At December 31, 2014, the Company had available unused federal net operating loss carryforwards of approximately $220.8 million. The net operating loss carryforwards will expire at various dates from 2017 through 2035.

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

Our evaluation was performed for the tax years ended December 31, 2014, 2013 and 2012, which are the tax years that remain subject to examination by major tax jurisdictions as of December 31, 2014.

A reconciliation of the beginning and ending amount of unrecognized tax benefit for the years ended December 31, 2014, 2013 and 2012

(in thousands)
Unrecognized tax benefits balance at January 1, 2012	$3,753
Gross increases for tax positions in 2012	45
Unrecognized tax benefits balance at December 31, 2012	3,798
Gross decreases for tax positions in 2013	(1,726)
Unrecognized tax benefits balance at December 31, 2013	2,072
Gross decreases for tax positions in 2014	—
Unrecognized tax benefits balance at December 31, 2014	$2,072

Included in the unrecognized tax benefits as of December 31, 2014 are $2.1 million of tax benefits that, if recognized, would decrease the effective tax rate. The decrease in 2013 was related to the expiration of applicable statute of limitations which was offset by an increase to the valuation allowance.

16.Consolidating Financial Statements

In accordance with the provisions of the 2012 Indenture, as a 100%-owned subsidiary of UHS, Surgical Services has jointly and severally guaranteed all the Company’s Obligations (as defined in the 2012 Indenture) on a full and unconditional basis. Consolidating financial information of UHS and the guarantors is presented on the following pages.

Universal Hospital Services, Inc.

Consolidating Balance Sheets

(in thousands, except share and per share information)

	December 31, 2014
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts	$57,767	$8,489	$—	$66,256
Due from affiliates	28,701	—	(28,701)	—
Inventories	4,269	3,722	—	7,991
Deferred income taxes, net	—	1,273	—	1,273
Other current assets	7,434	237	—	7,671
Total current assets	98,171	13,721	(28,701)	83,191
Property and equipment:
Medical equipment	551,098	40,002	—	591,100
Property and office equipment	77,234	7,220	—	84,454
Accumulated depreciation	(415,131)	(30,350)	—	(445,481)
Total property and equipment, net	213,201	16,872	—	230,073
Other long-term assets:
Goodwill	283,141	52,436	—	335,577
Investment in subsidiary	53,123	—	(53,123)	—
Other intangibles, net	157,174	15,731	—	172,905
Other, primarily deferred financing costs, net	12,020	146	—	12,166
Total assets	$816,830	$98,906	$(81,824)	$833,912
Liabilities and (Deficit) Equity
Current liabilities:
Current portion of long-term debt	$4,935	$705	$—	$5,640
Book overdrafts	3,526	2,418	—	5,944
Due to affiliates	—	28,701	(28,701)	—
Accounts payable	27,458	2,656	—	30,114
Accrued compensation	12,406	2,702	—	15,108
Accrued interest	18,823	—	—	18,823
Dividend payable	39	—	—	39
Other accrued expenses	11,505	81	—	11,586
Total current liabilities	78,692	37,263	(28,701)	87,254
Long-term debt, less current portion	702,471	2,075	—	704,546
Pension and other long-term liabilities	12,428	—	—	12,428
Payable to Parent	24,911	—	—	24,911
Deferred income taxes, net	47,283	6,237	—	53,520
Commitments and contingencies
(Deficit) Equity
Common stock	—	—	—	—
Additional paid-in capital	214,525	60,008	(60,019)	214,514
Accumulated deficit	(247,522)	(6,896)	—	(254,418)
Accumulated loss in subsidiary	(6,896)	—	6,896	—
Accumulated other comprehensive loss	(9,062)	—	—	(9,062)
Total Universal Hospital Services, Inc. (deficit) equity	(48,955)	53,112	(53,123)	(48,966)
Noncontrolling interest	—	219	—	219
Total (deficit) equity	(48,955)	53,331	(53,123)	(48,747)
Total liabilities and (deficit) equity	$816,830	$98,906	$(81,824)	$833,912

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

Universal Hospital Services, Inc.

Consolidating Statements of Operations

(in thousands)

	Year Ended December 31, 2014
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Revenue
Medical equipment solutions	$285,497	$—	$—	$285,497
Clinical engineering solutions	92,092	—	—	92,092
Surgical services	—	59,075	—	59,075
Total revenues	377,589	59,075	—	436,664
Cost of Revenue
Cost of medical equipment solutions	130,117	—	—	130,117
Cost of clinical engineering solutions	73,547	—	—	73,547
Cost of surgical services	—	32,721	—	32,721
Medical equipment depreciation	67,719	5,799	—	73,518
Total costs of revenues	271,383	38,520	—	309,903
Gross margin	106,206	20,555	—	126,761
Selling, general and administrative	95,231	19,365	—	114,596
Restructuring, acquisition and integration expenses	3,059	—	—	3,059
Intangible asset impairment charge	34,900	—	—	34,900
Operating (loss) income	(26,984)	1,190	—	(25,794)
Equity in loss of subsidiary	337	—	(337)	—
Interest expense	51,127	2,158	—	53,285
Loss before income taxes and noncontrolling interest	(78,448)	(968)	337	(79,079)
Benefit for income taxes	(12,434)	(631)	—	(13,065)
Consolidated net loss	(66,014)	(337)	337	(66,014)
Net income attributable to noncontrolling interest	—	503	—	503
Net loss attributable to Universal Hospital Services, Inc.	$(66,014)	$(840)	$337	$(66,517)

Universal Hospital Services, Inc.

Consolidating Statements of Operations

(in thousands)

	Year Ended December 31, 2013
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Revenue
Medical equipment solutions	$285,510	$—	$—	$285,510
Clinical engineering solutions	86,864	—	—	86,864
Surgical services	—	56,066	—	56,066
Total revenues	372,374	56,066	—	428,440
Cost of Revenue
Cost of medical equipment solutions	128,864	—	—	128,864
Cost of clinical engineering solutions	67,747	—	—	67,747
Cost of surgical services	—	31,557	—	31,557
Medical equipment depreciation	67,615	5,419	—	73,034
Total costs of revenues	264,226	36,976	—	301,202
Gross margin	108,148	19,090	—	127,238
Selling, general and administrative	93,970	18,679	—	112,649
Restructuring, acquisition and integration expenses	(129)	365	—	236
Operating income	14,307	46	—	14,353
Equity in loss of subsidiary	255	—	(255)	—
Loss on extinguishment of debt	1,853	—	—	1,853
Interest expense	52,876	2,139	—	55,015
Loss before income taxes and noncontrolling interest	(40,677)	(2,093)	255	(42,515)
Provision (benefit) for income taxes	1,672	(1,838)	—	(166)
Consolidated net loss	(42,349)	(255)	255	(42,349)
Net income attributable to noncontrolling interest	—	688	—	688
Net loss attributable to Universal Hospital Services, Inc.	$(42,349)	$(943)	$255	$(43,037)

Universal Hospital Services, Inc.

Consolidating Statements of Operations

(in thousands)

	Year Ended December 31, 2012
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Revenue
Medical equipment solutions	$282,905	$—	$—	$282,905
Clinical engineering solutions	82,236	—	—	82,236
Surgical services	—	50,185	—	50,185
Total revenues	365,141	50,185	—	415,326
Cost of Revenue
Cost of medical equipment solutions	106,548	—	—	106,548
Cost of clinical engineering solutions	62,428	—	—	62,428
Cost of surgical services	—	27,845	—	27,845
Medical equipment depreciation	65,776	4,985	—	70,761
Total costs of revenues	234,752	32,830	—	267,582
Gross margin	130,389	17,355	—	147,744
Selling, general and administrative	91,230	18,017	—	109,247
Restructuring, acquisition and integration expenses	6,665	809	—	7,474
Operating income (loss)	32,494	(1,471)	—	31,023
Equity in loss of subsidiary	2,554	—	(2,554)	—
Loss on extinguishment of debt	12,339	—	—	12,339
Interest expense	53,704	1,993	—	55,697
Loss before income taxes and noncontrolling interest	(36,103)	(3,464)	2,554	(37,013)
Benefit for income taxes	(1,659)	(910)	—	(2,569)
Consolidated net loss	(34,444)	(2,554)	2,554	(34,444)
Net income attributable to noncontrolling interest	—	754	—	754
Net loss attributable to Universal Hospital Services, Inc.	$(34,444)	$(3,308)	$2,554	$(35,198)

Universal Hospital Services, Inc.

Consolidating Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31, 2014
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Consolidated net loss	$(66,014)	$(337)	$337	$(66,014)
Other comprehensive loss:
Loss on minimum pension liability, net of tax	(5,178)	—	—	(5,178)
Total other comprehensive loss	(5,178)	—	—	(5,178)
Comprehensive loss	(71,192)	(337)	337	(71,192)
Comprehensive income attributable to noncontrolling interest	—	503	—	503
Comprehensive loss attributable to Universal Hospital Services, Inc.	$(71,192)	$(840)	$337	$(71,695)

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

Universal Hospital Services, Inc.

Consolidating Statements of Cash Flows

(in thousands)

	Year Ended December 31, 2014
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Cash flows from operating activities:
Consolidated net loss	$(66,014)	$(337)	$337	$(66,014)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	78,303	6,934	—	85,237
Asset impairment charges	2,025	—	—	2,025
Intangible asset impairment charge	34,900	—	—	34,900
Amortization of intangibles, deferred financing costs and bond premium	10,367	3,304	—	13,671
Equity in loss of subsidiary	337	—	(337)	—
Provision for doubtful accounts	752	64	—	816
Provision for inventory obsolescence	226	6	—	232
Non-cash share-based compensation expense - net	1,920	381	—	2,301
Gain on sales and disposals of equipment	(2,167)	(106)	—	(2,273)
Deferred income taxes	(11,142)	(2,349)	—	(13,491)
Changes in operating assets and liabilities:
Accounts receivable	3,190	(595)	—	2,595
Due from (to) affiliates	(21)	21	—	—
Inventories	1,392	(134)	—	1,258
Other operating assets	(2,341)	84	—	(2,257)
Accounts payable	(381)	(1,282)	—	(1,663)
Other operating liabilities	2,914	321	—	3,235
Net cash provided by operating activities	54,260	6,312	—	60,572
Cash flows from investing activities:
Medical equipment purchases	(53,700)	(5,278)	—	(58,978)
Property and office equipment purchases	(4,690)	(218)	—	(4,908)
Proceeds from disposition of property and equipment	8,250	172	—	8,422
Net cash used in investing activities	(50,140)	(5,324)	—	(55,464)
Cash flows from financing activities:
Proceeds under senior secured credit facility	149,500	—	—	149,500
Payments under senior secured credit facility	(143,500)	—	—	(143,500)
Payments of principal under capital lease obligations	(5,624)	(1,291)	—	(6,915)
Distributions to noncontrolling interests	—	(549)	—	(549)
Dividend and equity distribution payments	(73)	—	—	(73)
Purchases of noncontrolling interests	—	(46)	—	(46)
Change in book overdrafts	(4,423)	898	—	(3,525)
Net cash used in financing activities	(4,120)	(988)	—	(5,108)
Net change in cash and cash equivalents	—	—	—	—
Cash and cash equivalents at the beginning of period	—	—	—	—
Cash and cash equivalents at the end of period	$—	$—	$—	$—

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

Universal Hospital Services, Inc.

Consolidating Statements of Cash Flows

(in thousands)

	Year Ended December 31, 2012
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Cash flows from operating activities:
Consolidated net loss	$(34,444)	$(2,554)	$2,554	$(34,444)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	76,039	5,591	—	81,630
Amortization of intangibles, deferred financing costs and bond premium	15,019	3,228	—	18,247
Non-cash write off of deferred financing cost	2,541	—	—	2,541
Equity in loss of subsidiary	2,554	—	(2,554)	—
Tender premium for purchase of notes	9,798	—	—	9,798
Provision for doubtful accounts	977	133	—	1,110
Provision for inventory obsolescence	324	149	—	473
Non-cash share-based compensation expense - net	3,305	62	—	3,367
Non-cash gain on trade-in of recalled equipment	(15,872)	—	—	(15,872)
Gain on sales and disposals of equipment	(1,754)	(46)	—	(1,800)
Deferred income taxes	(503)	(2,537)	—	(3,040)
Changes in operating assets and liabilities:
Accounts receivable	3,116	(622)	—	2,494
Due from (to) affiliates	(21,832)	21,832	—	—
Inventories	(1,414)	(907)	—	(2,321)
Other operating assets	422	39	—	461
Accounts payable	(1,916)	(102)	—	(2,018)
Other operating liabilities	12,847	(942)	—	11,905
Net cash provided by operating activities	49,207	23,324	—	72,531
Cash flows from investing activities:
Medical equipment purchases	(54,217)	(4,314)	—	(58,531)
Property and office equipment purchases	(7,190)	(169)	—	(7,359)
Proceeds from disposition of property and equipment	6,638	73	—	6,711
Acquisitions, net of cash acquired	(436)	(13,982)	—	(14,418)
Net cash used in investing activities	(55,205)	(18,392)	—	(73,597)
Cash flows from financing activities:
Proceeds under senior secured credit facility	116,500	—	—	116,500
Payments under senior secured credit facility	(103,000)	—	—	(103,000)
Payments of principal under capital lease obligations	(4,980)	(1,395)	—	(6,375)
Purchase of refinanced bonds	(405,000)	—	—	(405,000)
Payments on acquired debt	—	(4,163)	—	(4,163)
Proceeds from issuance of bonds	425,000	—	—	425,000
Distributions to noncontrolling interests	—	(796)	—	(796)
Proceeds from exercise of parent company stock options	150	—	—	150
Dividend and equity distribution payments	(1,393)	—	—	(1,393)
Tender premium for purchase of notes	(9,798)	—	—	(9,798)
Payment of deferred financing costs	(11,511)	—	—	(11,511)
Change in book overdrafts	30	261	—	291
Net cash provided by (used in) financing activities	5,998	(6,093)	—	(95)
Net change in cash and cash equivalents	—	(1,161)	—	(1,161)
Cash and cash equivalents at the beginning of period	—	1,161	—	1,161
Cash and cash equivalents at the end of period	$—	$—	$—	$—

17.Securityholders Agreement

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

18.Business Segments

The Company operates in three reportable segments:

•

MES is the segment through which the Company provides medical equipment outsourcing services to its customers, including more than 7,000 acute care hospitals and alternate site providers in the United States, including some of the nation’s premier health care institutions. The Company also buys, sources, remarkets and disposes of pre-owned medical equipment for its customers through the Company’s Asset Recovery Program; provides sales and distribution of specialty medical equipment; and offers its customers disposable items that are used on a single use basis.

•

CES offers a broad range of inspection, preventative maintenance, repair, logistic and consulting services through the Company’s team of over 340 technicians and professionals located in its nationwide network of service centers.

•

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

	Year Ended December 31,
(in thousands)	2014	2013	2012
Medical Equipment Solutions
Net sales	$285,497	$285,510	$282,905
Medical equipment depreciation	67,719	67,615	65,776
Gross margin	87,661	89,031	110,581
Assets	624,444	701,507	722,421
Amortization	8,830	9,711	10,543
Clinical Engineering Solutions
Net sales	92,092	86,864	82,236
Gross margin	18,545	19,117	19,808
Assets	110,562	112,746	111,062
Amortization	692	692	692
Surgical Services
Net sales	59,075	56,066	50,185
Medical equipment depreciation	5,799	5,419	4,985
Gross margin	20,555	19,090	17,355
Assets	98,906	101,362	103,930
Amortization	3,304	3,357	3,228
Corporate and Unallocated
Amortization and depreciation	13,744	12,002	11,467
Capital Expenditures	63,886	60,124	65,890
Total Company Assets, Amortization and Depreciation and Capital Expenditures
Assets	833,912	915,615	937,413
Amortization and depreciation	100,088	98,796	96,691
Capital Expenditures	63,886	60,124	65,890
Total Gross Margin and Reconciliation to Loss Before Income Taxes and Noncontrolling Interest
Total gross margin	126,761	127,238	147,744
Selling, general and administrative	114,596	112,649	109,247
Restructuring, acquisition and integration expense	3,059	236	7,474
Intangible asset impairment charge	34,900	—	—
Loss on extinguishment of debt	—	1,853	12,339
Interest expense	53,285	55,015	55,697
Loss before income taxes and noncontrolling interest	$(79,079)	$(42,515)	$(37,013)

Gross margin represents net revenues less total direct costs.

The following table provides additional detail on the percentage of revenue for each group of similar products sold or services provided in the MES, CES and SS segments:

	2014	2013	2012
MES
Equipment usage solutions	60.9%	60.5%	60.8%
Equipment/disposable sales	4.5	6.1	7.3
	65.4	66.6	68.1
CES
Service solutions	21.1	20.3	19.8
SS
Equipment usage solutions	13.3	13.0	12.0
Equipment/disposable sales	0.2	0.1	0.1
	13.5	13.1	12.1
Total revenues	100.0%	100.0%	100.0%

19.Recall Gains

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

For the years ended December 31, 2014, 2013 and 2012, we recognized recalled equipment net gains of approximately $0, $0 and $18.6 million, respectively, of which approximately $0, $0 and $15.9 million were non-cash gains. Non-cash gains resulted from receiving a replacement pump for a recalled pump rather than receiving a direct cash reimbursement. The gains are a result of the fair market value of the replacement pump less the net book value of the recalled pump. Such gains have been recognized as an offset to cost of revenue in our consolidated statements of operations.

20.Restructuring

The Company has completed a management reorganization in order to streamline our management ranks and refocus our approach to delivering solutions to customers.  This results in severances, relocations, retirements and changed responsibilities across our management ranks resulting in approximately $10.5 million of one-time charges which was recorded under the Restructuring, acquisition and integration expenses in the Consolidated Statements of Operations during 2014, 2013 and 2012.

We incurred restructuring expense of $3.1, $0.3 and $7.2 million during 2014, 2013 and 2012, respectively, the majority of which related to severances and other related expenses. In addition, we recorded $0, $0.4 and $0.6 million during 2014, 2013 and 2012, respectively, for cancellation of outstanding stock options for certain terminated employees which was recorded as reduction to Payable to Parent in the Consolidated Balance Sheets. The restructuring expense impact was recorded under the Corporate and Unallocated segment. As of December 31, 2013, we had $0.3 million of restructuring liability. For the year ended December 31, 2014, $1.8 million in restructuring charges was paid. An additional provision of $3.1 million was recorded in 2014 for new severance arrangements and the remaining liability of $1.6 million as of December 31, 2014 is expected to be paid out by the end of the third quarter of 2015 and is included in the Other accrued expenses in the Consolidated Balance Sheets. As of December 31, 2012, we had $4.8 million of restructuring liability. For the year ended December 31, 2013, we incurred restructuring expense of $0.3 million and $4.8 million in restructuring charges was paid and the remaining $0.3 million was a liability as of December 31, 2013.

21.Concentration

One customer accounted for approximately 14%, 14% and 13% of total revenue in 2014, 2013 and 2012, respectively, within our MES and CES segments.

22.Subsequent Event

On March 23, 2015, Thomas J. Leonard was appointed to serve as Chief Executive Officer of the Company and a member of its Board of Directors, effective April 13, 2015.

In connection with preparing the audited consolidated financial statements for the year ended December 31, 2014, we have evaluated subsequent events for potential recognition and disclosure through the date of this filing.