Form 10-Q
period 2015-03-31
UNIVERSAL HOSPITAL SERVICES INC
filed 2015-05-13
CIK 886171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2015

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 000-20086

UNIVERSAL HOSPITAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0760940
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Number of shares of common stock outstanding as of May 13, 2015:  1,000

Universal Hospital Services, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements — Unaudited

Universal Hospital Services, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share information)

(unaudited)

	March 31,	December 31,
	2015	2014
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts of $1,900 at March 31, 2015 and $2,035 at December 31, 2014	$69,221	$66,256
Inventories	8,013	7,991
Deferred income taxes, net	1,273	1,273
Other current assets	6,265	7,671
Total current assets	84,772	83,191
Property and equipment:
Medical equipment	593,498	591,100
Property and office equipment	84,889	84,454
Accumulated depreciation	(451,538)	(445,481)
Total property and equipment, net	226,849	230,073
Other long-term assets:
Goodwill	335,577	335,577
Other intangibles, net	169,796	172,905
Other, primarily deferred financing costs, net	11,496	12,166
Total assets	$828,490	$833,912
Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$6,058	$5,640
Book overdrafts	4,059	5,944
Accounts payable	25,355	30,114
Accrued compensation	19,673	15,108
Accrued interest	6,519	18,823
Dividend payable	28	39
Other accrued expenses	13,145	11,586
Total current liabilities	74,837	87,254
Long-term debt, less current portion	718,465	704,546
Pension and other long-term liabilities	12,428	12,428
Payable to Parent	25,201	24,911
Deferred income taxes, net	53,389	53,520
Commitments and contingencies (Note 9)
Deficit
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Additional paid-in capital	214,514	214,514
Accumulated deficit	(261,509)	(254,418)
Accumulated other comprehensive loss	(9,062)	(9,062)
Total Universal Hospital Services, Inc. deficit	(56,057)	(48,966)
Noncontrolling interest	227	219
Total deficit	(55,830)	(48,747)
Total liabilities and deficit	$828,490	$833,912

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenue
Medical equipment solutions	$74,084	$76,722
Clinical engineering solutions	24,395	22,669
Surgical services	15,007	13,945
Total revenues	113,486	113,336
Cost of Revenue
Cost of medical equipment solutions	31,279	33,428
Cost of clinical engineering solutions	19,229	17,915
Cost of surgical services	8,179	8,200
Medical equipment depreciation	18,135	19,136
Total costs of revenues	76,822	78,679
Gross margin	36,664	34,657
Selling, general and administrative	30,152	29,289
Restructuring, acquisition and integration expenses	—	1,308
Operating income	6,512	4,060
Interest expense	13,310	13,397
Loss before income taxes and noncontrolling interest	(6,798)	(9,337)
Provision for income taxes	168	215
Consolidated net loss	(6,966)	(9,552)
Net income attributable to noncontrolling interest	125	130
Net loss attributable to Universal Hospital Services, Inc.	$(7,091)	$(9,682)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Consolidated net loss	$(6,966)	$(9,552)
Total other comprehensive income	—	—
Comprehensive loss	(6,966)	(9,552)
Comprehensive income attributable to noncontrolling interest	125	130
Comprehensive loss attributable to Universal Hospital Services, Inc.	$(7,091)	$(9,682)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Consolidated net loss	$(6,966)	$(9,552)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	19,645	21,304
Assets impairment charges	1,703	1,155
Amortization of intangibles, deferred financing costs and bond premium	3,305	3,568
Provision for doubtful accounts	(27)	46
Provision for inventory obsolescence	123	(57)
Non-cash share-based compensation expense	318	338
Gain on sales and disposals of equipment	(249)	(590)
Deferred income taxes	54	54
Changes in operating assets and liabilities:
Accounts receivable	(2,938)	(3,513)
Inventories	(145)	(444)
Other operating assets	540	(582)
Accounts payable	2,807	2,843
Other operating liabilities	(6,365)	(6,438)
Net cash provided by operating activities	11,805	8,132
Cash flows from investing activities:
Medical equipment purchases	(20,120)	(21,863)
Property and office equipment purchases	(856)	(1,564)
Proceeds from disposition of property and equipment	2,200	1,277
Net cash used in investing activities	(18,776)	(22,150)
Cash flows from financing activities:
Proceeds under senior secured credit facility	44,200	62,129
Payments under senior secured credit facility	(33,200)	(40,029)
Payments of principal under capital lease obligations	(1,988)	(1,732)
Distributions to noncontrolling interests	(117)	(167)
Dividend and equity distribution payments	(39)	(73)
Change in book overdrafts	(1,885)	(6,110)
Net cash provided by financing activities	6,971	14,018
Net change in cash and cash equivalents	—	—
Cash and cash equivalents at the beginning of period	—	—
Cash and cash equivalents at the end of period	$—	$—
Supplemental cash flow information:
Interest paid	$25,399	$25,417
Income taxes paid	80	26
Non-cash activities:
Medical equipment purchases included in accounts payable (at end of period)	$5,364	$9,279
Capital lease additions	5,738	742
Reclassification of assets held for sale from medical equipment to other current assets	—	3,793

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.Basis of Presentation

The interim consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by Universal Hospital Services, Inc. (“we”, “our”, “us”, the “Company”, or “UHS”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2014 Annual Report on Form 10-K filed with the SEC.

The interim consolidated financial statements presented herein as of March 31, 2015, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  These adjustments are all of a normal, recurring nature.  The results of operations for any interim period are not necessarily indicative of results for the full year.

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

A description of our significant accounting policies is included in our 2014 Annual Report on Form 10-K. There have been no material changes to these policies for the quarter ended March 31, 2015.

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

2.Recent Accounting Pronouncements

Standards Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in the U.S. GAAP when it becomes effective. The new standard is effective beginning after December 15, 2016 and interim periods within those years. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting. On April 1, 2015, the FASB tentatively agreed to propose a one-year deferral of the effective date for ASU 2014-09, but would permit all entities to adopt the standard as of the original effective date.

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

In February 2015, the FASB issued ASU No. 2015-02 Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 changes the evaluation of whether limited partnerships (and similar legal entities) are variable interest entity (VIEs) and eliminates the presumption that a general partner should consolidate a limited partnership that is a voting interest entity. The new guidance also alters the analysis for determining when fees paid to a decision maker or service provider represent a variable interest in a VIE and how interests of related parties affect the primary beneficiary determination. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is permitted. We are evaluating the effect that ASU 2015-02 will have on our consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03 Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is permitted. We are evaluating the effect that ASU 2015-02 will have on our consolidated financial statements and related disclosures.

3.Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 are summarized in the following table by type of inputs applicable to the fair value measurements:

	Fair Value at March 31, 2015				Fair Value at December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Contingent Consideration	$—	$—	$132	$132	$—	$—	$143	$143

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

During 2012, we recorded a contingent consideration liability, in the form of an earn-out payment, related to our acquisitions. The contingent consideration payments are based on achieving certain revenue results. The fair value of the liability was estimated using a discounted cash flow approach with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement.  The significant inputs in the Level 3 measurement not supported by market activity included our assessments of expected future cash flows during the earn-out period, related to the assets acquired, appropriately discounted considering the uncertainties associated with the obligation, and calculated based on estimated revenues in accordance with the terms of the agreement. During the three months ended March 31, 2015 and 2014, we paid $0.01 and $0.02 million, respectively, in earn-outs.

The assumptions used in preparing the discounted cash flow analysis included estimates of interest rates and the timing and amount of incremental cash flows.

A reconciliation of the beginning and ending balance for the Level 3 measurement are as follows:

(in thousands)
Balance at December 31, 2014	$143
Payments	(11)
Balance at March 31, 2015	$132

During the three months ended March 31, 2015 and 2014, we recorded $1.7 and $1.2 million of impairment charge on certain long-lived assets for which the carrying value of those assets may not be recoverable based upon our estimated cash flows. The fair value of the assets was estimated using a discounted cash flow approach with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement.  The significant inputs in the Level 3 measurement not supported by market activity included our assessment of assets utilization level and estimated proceeds from sale of the assets.

Fair Value of Other Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts receivable, accounts payable, accrued liabilities and senior secured credit facility, approximates fair value due to their short maturities. The fair value of our outstanding Original Notes and Add-on Notes (each as defined in Note 8, Long-Term Debt) as of March 31, 2015 and December 31, 2014, based on the quoted market price for the same or similar issues of debt, which represents a Level 2 fair value measurement, is approximately:

	March 31, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value
Original notes - 7.625%	$425	$370	$425	$359
Add-on notes - 7.625% (1)	231	191	231	186

(1) The carrying value of the Add-on notes - 7.625% includes unamortized bond premium of $10.7 and $11.1 million as of March 31, 2015 and December 31, 2014, respectively.

4.Goodwill and Other Intangible Assets

Our goodwill as of March 31, 2015 and December 31, 2014, by reporting segment, consists of the following:

	Medical	Clinical
	Equipment	Engineering	Surgical
(in thousands)	Solutions	Solutions	Services	Total
Balance at December 31, 2014	$227,486	$55,655	$52,436	$335,577
Acquisitions	—	—	—	—
Balance at March 31, 2015	$227,486	$55,655	$52,436	$335,577

Our other intangible assets as of March 31, 2015 and December 31, 2014 consist of the following:

	March 31, 2015				December 31, 2014
		Accumulated				Accumulated
(in thousands)	Cost	Amortization	Impairment	Net	Cost	Amortization	Impairment	Net
Finite-life intangibles
Customer relationship	$115,731	$(83,049)	$—	$32,682	$115,731	$(80,704)	$—	$35,027
Supply agreement	26,000	(20,190)	—	5,810	26,000	(19,464)	—	6,536
Technology databases	7,217	(7,217)	—	—	7,217	(7,217)	—	—
Non-compete agreements	780	(576)	—	204	780	(538)	—	242
Favorable lease agreements	134	(134)	—	—	134	(134)	—	—
Total finite-life intangibles	149,862	(111,166)	—	38,696	149,862	(108,057)	—	41,805
Indefinite-life intangibles
Trade names	166,000	—	(34,900)	131,100	166,000	—	(34,900)	131,100
Total intangible assets	$315,862	$(111,166)	$(34,900)	$169,796	$315,862	$(108,057)	$(34,900)	$172,905

Total amortization expense related to intangible assets were $3.1 and $3.3 million for the three months ended March 31, 2015 and 2014, respectively.

The estimated future amortization expense for identifiable intangible assets during the remainder of 2015 and the next five years is as follows:

(in thousands)
Remainder of 2015	$8,821
2016	10,807
2017	7,514
2018	5,931
2019	3,364
2020	1,392

5.Equity (Deficit)

The following tables represent changes in equity (deficit) that are attributable to our shareholders and noncontrolling interests for the three month periods ended March 31, 2015 and 2014.

			Accumulated
	Additional		Other
	Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
(in thousands)	Capital	Deficit	Loss	Interests	Deficit
Balance at December 31, 2014	$214,514	$(254,418)	$(9,062)	$219	$(48,747)
Net (loss) income	—	(7,091)	—	125	(6,966)
Cash distributions to noncontrolling interests	—	—	—	(117)	(117)
Balance at March 31, 2015	$214,514	$(261,509)	$(9,062)	$227	$(55,830)

			Accumulated
	Additional		Other
	Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
(in thousands)	Capital	Deficit	Loss	Interests	Equity
Balance at December 31, 2013	$214,505	$(187,901)	$(3,884)	$300	$23,020
Net (loss) income	—	(9,682)	—	130	(9,552)
Cash distributions to noncontrolling interests	—	—	—	(167)	(167)
Balance at March 31, 2014	$214,505	$(197,583)	$(3,884)	$263	$13,301

6.Share-Based Compensation

During the three months ended March 31, 2015, activity under the 2007 Stock Option Plan (the “2007 Stock Option Plan”), of UHS Holdco, Inc., our parent company (“Parent”), was as follows:

				Weighted
				average
		Weighted	Aggregate	remaining
	Number of	average	intrinsic	contractual
(in thousands except exercise price and years)	options	exercise price	value	term (years)
Outstanding at December 31, 2014	37,340	$0.84	$—	9.9
Granted	1,415	0.71
Exercised	—	—	$—
Forfeited or expired	(3,358)	0.93
Outstanding at March 31, 2015	35,397	$0.83	$—	9.6
Exercisable at March 31, 2015	25,527	$0.87	$—	9.6
Remaining authorized options available for issue	8,289

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

We determine the fair value of stock options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on a straight-line basis over the options’ expected vesting periods. The following assumptions were used in determining the fair value of stock options granted during the three months ended March 31, 2015 under the Black-Scholes model. There were no stock options granted during the three months ended March 31, 2014.

Three Months Ended
March 31, 2015
Risk-free interest rate	1.00%
Expected volatility	32.4%
Dividend yield	N/A
Expected option life (years)	3.10
Black-Scholes Value of options	$0.17

Expected volatility is based on an independent valuation of the stock of companies within our peer group. Given the lack of a true comparable company, the peer group consists of selected public health care companies representing our suppliers, customers and competitors within certain product lines. The risk free-interest rate is based on the U.S. Treasury yield curve in effect at the grant date based on the expected option life. The expected option life is estimated based on foreseeable trends.

Although Parent grants stock options, the Company recognizes compensation expense related to these options since the services are performed for its benefit.  Along with this expense, which is primarily included in Selling, General and Administrative expense, the Company records an offsetting Payable to Parent liability which is not expected to be settled within the next twelve months.

At March 31, 2015, unearned non-cash share-based compensation that we expect to recognize as expense over a weighted average period of 2.2 years totals approximately $4.1 million, net of our estimated forfeiture rate of 2.0%. The expense could be accelerated upon the sale of Parent or the Company.

7.Dividend and Equity Distribution

On June 8, 2011, the Board of Directors declared an equity distribution of $0.12 per option to holders of outstanding options on the Parent’s stock on June 10, 2011 that vested on December 31, 2011, 2012, 2013 and 2014 and are scheduled to vest on December 31, 2015.

Our consolidated balance sheets as of March 31, 2015 and December 31, 2014 reflect the related current dividend payable and long-term dividend payable included in Payable to Parent for estimated amounts to be paid to holders of options expected to vest on December 31, 2015 based on an estimated option forfeiture rate of 2% annually.

8.Long-Term Debt

Long-term debt consists of the following:

	March 31,	December 31,
(in thousands)	2015	2014
Original notes - 7.625%	$425,000	$425,000
Add-on notes - 7.625%	220,000	220,000
Unamortized bond premium	10,700	11,113
Senior secured credit facility	50,000	39,000
Capital lease obligations	18,823	15,073
	724,523	710,186
Less: Current portion of long-term debt	(6,058)	(5,640)
Total long-term debt	$718,465	$704,546

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

As of March 31, 2015, we had $123.6 million of availability under the senior secured credit facility based on a borrowing base of $177.2 million less borrowings of $50.0 million and after giving effect to $3.6 million used for letters of credit.

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

At March 31, 2015, we had $50.0 million of borrowings outstanding of which $34.0 million was accruing interest at a rate of 2.4245% and $16.0 million was accruing interest at a rate of 2.4275%.

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

In 2014, a supplier ceased distribution of one of their products in the United States following a request from the FDA.  As of March 31, 2015, the Company had approximately $4 million of equipment from this supplier, which it believes is recoverable, offset with $3 million of a  payable to this supplier.  See Note 17 Subsequent Event.

The Company was notified in 2014 that a national group purchasing organization awarded a sole source agreement to a competitor under agreements that expired on December 31, 2014.

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

10.Related Party Transactions

Management Agreement

On May 31, 2007, we and Irving Place Capital Merchant Manager III, L.P. (“IPC”) entered into a professional services agreement pursuant to which IPC provides general advisory and management services to us with respect to financial and operating matters.  IPC is a principal owner of Parent, and the following members of our board of directors are associated with IPC:  Michael Feiner, Robert Juneja, and Bret Bowerman. The professional services agreement requires us to pay an annual fee for ongoing advisory and management services equal to the greater of $0.5 million or 0.75% of our Adjusted EBITDA (as defined in the professional services agreement) for the immediately preceding fiscal year, payable in quarterly installments. The professional services agreement provides that IPC will be reimbursed for its reasonable out-of-pocket expenses in connection with certain activities undertaken pursuant to the professional services agreement and will be indemnified for liabilities incurred in connection with its role under the professional services agreement, other than for liabilities resulting from its gross negligence or willful misconduct. The term of the professional services agreement commenced on May 31, 2007 and will remain in effect unless and until either party notifies the other of its desire to terminate, we are sold to a third-party purchaser or we consummate a qualified initial public offering, as defined in the professional services agreement. Total professional services fees incurred to IPC were $0.2 and $0.3 million for the three month periods ended March 31, 2015 and 2014, respectively.

In the ordinary course of business, we entered into engagement letters with CTPartners, LLC (“CTPartners”) to conduct searches for certain executive positions.  One member of our board of directors is also a director of CTPartners. Total fees incurred to CTPartners was $0.02 and $0 million for the three month periods ended March 31, 2015 and 2014, respectively.

The Company believes that the aforementioned arrangements and relationships were provided in the ordinary course of business.

11.Limited Liability Companies

We participate with others in the formation of LLCs in which Surgical Services becomes a partner and shares the financial interest with the other investors. Surgical Services is the primary beneficiary of these LLCs. These LLCs acquire certain medical equipment for use in their respective business activities, which generally focus on surgical procedures. The LLCs will acquire medical equipment for rental purposes under equipment financing leases. At March 31, 2015, the LLCs had approximately $0.5 million of total assets. The third party investors in each respective LLC generally provide the lease financing company with individual proportionate lease guarantees based on their respective ownership percentages in the LLCs. In addition, Surgical Services will provide such financing companies with its corporate guarantee based on its respective ownership interest in each LLC. In certain instances, Surgical Services has provided such financing companies with an overall corporate guarantee in connection with equipment financing transactions. In such instances, the individual investors in each respective LLC will generally indemnify us against losses, if any, incurred in connection with its corporate guarantee. Additionally, we provide operational and administrative support to the LLCs in which it is a partner. As of March 31, 2015, we held interests in six active LLCs.

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

Medical Equipment Solutions

(in thousands)

	Three Months Ended
	March 31,
	2015	2014
Revenues	$74,084	$76,722
Cost of revenue	31,279	33,428
Medical equipment depreciation	16,660	17,806
Gross margin	$26,145	$25,488

Clinical Engineering Solutions

(in thousands)

	Three Months Ended
	March 31,
	2015	2014
Revenues	$24,395	$22,669
Cost of revenue	19,229	17,915
Gross margin	$5,166	$4,754

Surgical Services

(in thousands)

	Three Months Ended
	March 31,
	2015	2014
Revenues	$15,007	$13,945
Cost of revenue	8,179	8,200
Medical equipment depreciation	1,475	1,330
Gross margin	$5,353	$4,415

Total Gross Margin and Reconciliation to Loss Before Income Taxes and Noncontrolling Interest

(in thousands)

	Three Months Ended
	March 31,
	2015	2014
Total gross margin	$36,664	$34,657
Selling, general and administrative	30,152	29,289
Restructuring, acquisition and integration expenses	—	1,308
Interest expense	13,310	13,397
Loss before income taxes and noncontrolling interest	$(6,798)	$(9,337)

Total Assets By Reporting Segment

(in thousands)

	March 31,	December 31,
	2015	2014
Medical Equipment Solutions	$618,729	$624,444
Clinical Engineering Solutions	111,489	110,562
Surgical Services	98,272	98,906
Total Company Assets	$828,490	$833,912

The following table provides additional detail on percentage of revenue for each group of similar products sold or services provided in the MES, CES and SS segments:

	Three Months Ended
	March 31,
	2015	2014
MES
Equipment usage solutions	62.3%	62.1%
Equipment/disposable sales	3.0	5.6
	65.3	67.7
CES
Service solutions	21.5	20.0
SS
Equipment usage solutions	13.1	12.2
Equipment/disposable sales	0.1	0.1
	13.2	12.3
Total revenues	100.0%	100.0%

13.Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We evaluate the recoverability of our deferred tax assets by scheduling the expected reversals of deferred tax assets and liabilities in order to determine whether net operating loss carry forwards are recoverable prior to expiration and have established a valuation allowance in accordance with ASC Topic 740,  “Income Taxes”. The tax expense for the three months ended March 31, 2015 primarily relates to state minimum fees. The expected tax benefit from operating loss during the three months ended March 31, 2015 was offset by the recording of additional valuation allowance. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

At March 31, 2015, the Company had available unused federal net operating loss carryforwards of approximately $219.8 million. The net operating loss carryforwards will expire at various dates from 2017 through 2035.

14.Consolidating Financial Statements

In accordance with the provisions of the 2012 Indenture, as a 100%-owned subsidiary of UHS, Surgical Services has jointly and severally guaranteed all the Company’s Obligations (as defined in the 2012 Indenture) on a full and unconditional basis. Consolidating financial information of UHS and the guarantor is presented on the following pages.

Universal Hospital Services, Inc.

Consolidating Balance Sheets

(in thousands, except share and per share  information)

(unaudited)

	March 31, 2015
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts	$60,693	$8,528	$—	$69,221
Due from affiliates	27,497	—	(27,497)	—
Inventories	4,739	3,274	—	8,013
Deferred income taxes, net	—	1,273	—	1,273
Other current assets	5,960	305	—	6,265
Total current assets	98,889	13,380	(27,497)	84,772
Property and equipment:
Medical equipment	552,998	40,500	—	593,498
Property and office equipment	76,152	8,737	—	84,889
Accumulated depreciation	(419,724)	(31,814)	—	(451,538)
Total property and equipment, net	209,426	17,423	—	226,849
Other long-term assets:
Goodwill	283,141	52,436	—	335,577
Investment in subsidiary	53,184	—	(53,184)	—
Other intangibles, net	154,886	14,910	—	169,796
Other, primarily deferred financing costs, net	11,373	123	—	11,496
Total assets	$810,899	$98,272	$(80,681)	$828,490
Liabilities and (Deficit) Equity
Current liabilities:
Current portion of long-term debt	$5,127	$931	$—	$6,058
Book overdrafts	2,810	1,249	—	4,059
Due to affiliates	—	27,497	(27,497)	—
Accounts payable	22,467	2,888	—	25,355
Accrued compensation	16,524	3,149	—	19,673
Accrued interest	6,519	—	—	6,519
Dividend payable	28	—	—	28
Other accrued expenses	13,088	57	—	13,145
Total current liabilities	66,563	35,771	(27,497)	74,837
Long-term debt, less current portion	715,104	3,361	—	718,465
Pension and other long-term liabilities	12,428	—	—	12,428
Payable to Parent	25,201	—	—	25,201
Deferred income taxes, net	47,649	5,740	—	53,389
Commitments and contingencies
(Deficit) Equity
Common stock	—	—	—	—
Additional paid-in capital	214,525	60,008	(60,019)	214,514
Accumulated deficit	(254,674)	(6,835)	—	(261,509)
Accumulated loss in subsidiary	(6,835)	—	6,835	—
Accumulated other comprehensive loss	(9,062)	—	—	(9,062)
Total Universal Hospital Services, Inc. (deficit) equity	(56,046)	53,173	(53,184)	(56,057)
Noncontrolling interest	—	227	—	227
Total (deficit) equity	(56,046)	53,400	(53,184)	(55,830)
Total liabilities and (deficit) equity	$810,899	$98,272	$(80,681)	$828,490

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

Universal Hospital Services, Inc.

Consolidating Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended March 31, 2015
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Revenue
Medical equipment solutions	$74,084	$—	$—	$74,084
Clinical engineering solutions	24,395	—	—	24,395
Surgical services	—	15,007	—	15,007
Total revenues	98,479	15,007	—	113,486
Cost of Revenue
Cost of medical equipment solutions	31,279	—	—	31,279
Cost of clinical engineering solutions	19,229	—	—	19,229
Cost of surgical services	—	8,179	—	8,179
Medical equipment depreciation	16,660	1,475	—	18,135
Total costs of revenues	67,168	9,654	—	76,822
Gross margin	31,311	5,353	—	36,664
Selling, general and administrative	25,582	4,570	—	30,152
Operating income	5,729	783	—	6,512
Equity in earnings of subsidiary	(186)	—	186	—
Interest expense	12,791	519	—	13,310
(Loss) income before income taxes and noncontrolling interest	(6,876)	264	(186)	(6,798)
Provision for income taxes	90	78	—	168
Consolidated net (loss) income	(6,966)	186	(186)	(6,966)
Net income attributable to noncontrolling interest	—	125	—	125
Net (loss) income attributable to Universal Hospital Services, Inc.	$(6,966)	$61	$(186)	$(7,091)

Universal Hospital Services, Inc.

Consolidating Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended March 31, 2014
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Revenue
Medical equipment solutions	$76,722	$—	$—	$76,722
Clinical engineering solutions	22,669	—	—	22,669
Surgical services	—	13,945	—	13,945
Total revenues	99,391	13,945	—	113,336
Cost of Revenue
Cost of medical equipment solutions	33,428	—	—	33,428
Cost of clinical engineering solutions	17,915	—	—	17,915
Cost of surgical services	—	8,200	—	8,200
Medical equipment depreciation	17,806	1,330	—	19,136
Total costs of revenues	69,149	9,530	—	78,679
Gross margin	30,242	4,415	—	34,657
Selling, general and administrative	24,522	4,767	—	29,289
Restructuring, acquisition and integration expenses	1,308	—	—	1,308
Operating income (loss)	4,412	(352)	—	4,060
Equity in loss of subsidiary	536	—	(536)	—
Interest expense	12,862	535	—	13,397
Loss before income taxes and noncontrolling interest	(8,986)	(887)	536	(9,337)
Provision (benefit) for income taxes	566	(351)	—	215
Consolidated net loss	(9,552)	(536)	536	(9,552)
Net income attributable to noncontrolling interest	—	130	—	130
Net loss attributable to Universal Hospital Services, Inc.	$(9,552)	$(666)	$536	$(9,682)

Universal Hospital Services, Inc.

Consolidating Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31, 2015
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Consolidated net (loss) income	$(6,966)	$186	$(186)	$(6,966)
Total other comprehensive income	—	—	—	—
Comprehensive (loss) income	(6,966)	186	(186)	(6,966)
Comprehensive income attributable to noncontrolling interest	—	125	—	125
Comprehensive (loss) income attributable to Universal Hospital Services, Inc.	$(6,966)	$61	$(186)	$(7,091)

	Three Months Ended March 31, 2014
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Consolidated net loss	$(9,552)	$(536)	$536	$(9,552)
Total other comprehensive income	—	—	—	—
Comprehensive loss	(9,552)	(536)	536	(9,552)
Comprehensive income attributable to noncontrolling interest	—	130	—	130
Comprehensive loss attributable to Universal Hospital Services, Inc.	$(9,552)	$(666)	$536	$(9,682)

Universal Hospital Services, Inc.

Consolidating Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31, 2015
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Cash flows from operating activities:
Consolidated net (loss) income	$(6,966)	$186	$(186)	$(6,966)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	17,869	1,776	—	19,645
Assets impairment charges	1,703	—	—	1,703
Amortization of intangibles, deferred financing costs and bond premium	2,484	821	—	3,305
Equity in earnings of subsidiary	(186)	—	186	—
Provision for doubtful accounts	(32)	5	—	(27)
Provision for inventory obsolescence	80	43	—	123
Non-cash share-based compensation expense	318	—	—	318
Gain on sales and disposals of equipment	(285)	36	—	(249)
Deferred income taxes	551	(497)	—	54
Changes in operating assets and liabilities:
Accounts receivable	(2,894)	(44)	—	(2,938)
Due from (to) affiliates	1,204	(1,204)	—	—
Inventories	(550)	405	—	(145)
Other operating assets	585	(45)	—	540
Accounts payable	2,399	408	—	2,807
Other operating liabilities	(6,788)	423	—	(6,365)
Net cash provided by operating activities	9,492	2,313	—	11,805
Cash flows from investing activities:
Medical equipment purchases	(19,359)	(761)	—	(20,120)
Property and office equipment purchases	(851)	(5)	—	(856)
Proceeds from disposition of property and equipment	2,223	(23)	—	2,200
Net cash used in investing activities	(17,987)	(789)	—	(18,776)
Cash flows from financing activities:
Proceeds under senior secured credit facility	44,200	—	—	44,200
Payments under senior secured credit facility	(33,200)	—	—	(33,200)
Payments of principal under capital lease obligations	(1,750)	(238)	—	(1,988)
Distributions to noncontrolling interests	—	(117)	—	(117)
Dividend and equity distribution payments	(39)	—	—	(39)
Change in book overdrafts	(716)	(1,169)	—	(1,885)
Net cash provided by (used in) financing activities	8,495	(1,524)	—	6,971
Net change in cash and cash equivalents	—	—	—	—
Cash and cash equivalents at the beginning of period	—	—	—	—
Cash and cash equivalents at the end of period	$—	$—	$—	$—

Universal Hospital Services, Inc.

Consolidating Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31, 2014
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Cash flows from operating activities:
Consolidated net loss	$(9,552)	$(536)	$536	$(9,552)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	19,708	1,596	—	21,304
Assets impairment charge	1,155	—	—	1,155
Amortization of intangibles, deferred financing costs and bond premium	2,728	840	—	3,568
Equity in loss of subsidiary	536	—	(536)	—
Provision for doubtful accounts	57	(11)	—	46
Provision for inventory obsolescence	(53)	(4)	—	(57)
Non-cash share-based compensation expense	280	58	—	338
Gain on sales and disposals of equipment	(612)	22	—	(590)
Deferred income taxes	577	(523)	—	54
Changes in operating assets and liabilities:
Accounts receivable	(4,013)	500	—	(3,513)
Due from (to) affiliates	(403)	403	—	—
Inventories	406	(850)	—	(444)
Other operating assets	(614)	32	—	(582)
Accounts payable	1,919	924	—	2,843
Other operating liabilities	(6,943)	505	—	(6,438)
Net cash provided by operating activities	5,176	2,956	—	8,132
Cash flows from investing activities:
Medical equipment purchases	(20,397)	(1,466)	—	(21,863)
Property and office equipment purchases	(1,441)	(123)	—	(1,564)
Proceeds from disposition of property and equipment	1,277	—	—	1,277
Net cash used in investing activities	(20,561)	(1,589)	—	(22,150)
Cash flows from financing activities:
Proceeds under senior secured credit facility	62,129	—	—	62,129
Payments under senior secured credit facility	(40,029)	—	—	(40,029)
Payments of principal under capital lease obligations	(1,410)	(322)	—	(1,732)
Distributions to noncontrolling interests	—	(167)	—	(167)
Dividend and equity distribution payments	(73)	—	—	(73)
Change in book overdrafts	(5,232)	(878)	—	(6,110)
Net cash provided by (used in) financing activities	15,385	(1,367)	—	14,018
Net change in cash and cash equivalents	—	—	—	—
Cash and cash equivalents at the beginning of period	—	—	—	—
Cash and cash equivalents at the end of period	$—	$—	$—	$—

15.Restructuring

We incurred restructuring expense of $0 and $1.3 million during the three months ended March 31, 2015 and 2014, respectively, the majority of which related to severances and other related expenses. The restructuring expense impact was recorded under the Corporate and Unallocated segment. As of December 31, 2014, we had $1.6 million of restructuring liability. For the three months ended March 31, 2015,  $0.4 million in restructuring charges was paid. No additional restructuring was recorded in the first quarter of 2015 for new severance arrangements and the remaining liability of $1.2 million as of March 31, 2015 is expected to be paid out by the end of the first quarter of 2016 and is included in the Other accrued expenses in the Consolidated Balance Sheets. As of December 31, 2013, we had $0.3 million of restructuring liability. For the three months ended March 31, 2014, we incurred restructuring expense of $1.3 million and $0.2 million in restructuring charges was paid and the remaining $1.4 was a liability as of March 31, 2014.

16.Concentration

One customer accounted for approximately 14% of total revenue for the three months ended March 31, 2015 and 2014.

17. Subsequent Event

On May 7, 2015, the Company entered into an agreement, with one of its former suppliers, resolving all matters related to the cessation of our commercial relationships with each other. The Company expects to receive approximately $7 million in net cash after settling all open receivables and payables between the two parties and return of relevant product.

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

We commenced operations in 1939, originally incorporated in Minnesota in 1954 and reincorporated in Delaware in 2001. All of our outstanding capital stock is owned by UHS Holdco, Inc. (“Parent”), which acquired the Company in a recapitalization in May 2007.  Parent is owned by affiliates of Irving Place Capital Merchant Manager III, L.P. (“IPC”) and certain current and former members of our management.

UHS delivers health care solutions through three segments: Medical Equipment Solutions (“MES”), Clinical Engineering Solutions (“CES”) and Surgical Services (“SS”). As of March 31, 2015, we owned or managed over 700,000 units of medical equipment consisting of approximately 400,000 owned or managed units in our MES segment, over 300,000 units of customer-owned equipment we managed in our CES segment and over 5,000 units of owned or managed mobile surgical equipment in our SS segment. Our diverse customer base includes more than 7,000 national, regional and local acute care hospitals and alternate site providers (such as long-term acute care hospitals, skilled nursing facilities, surgery centers, specialty hospitals, nursing homes and home care providers). We also have relationships with more than 200 medical device manufacturers, many of the nation’s largest group purchasing organizations (“GPOs”) and many health system integrated delivery networks (“IDNs”).  All of our solutions leverage our nationwide network of 83 district service centers, five CES Centers of Excellence and an additional five stand-alone SS service centers, together with our more than 75 years of experience managing and servicing all aspects of medical equipment.  Our fees are paid directly by our customers rather than by direct reimbursement from third-party payors, such as private insurers, Medicare or Medicaid.

We report our financial results in three segments. Our reporting segments consist of MES, CES and SS. We evaluate the performance of our reportable segments based on gross margin. The accounting policies of the individual reportable segments are the same as those of the entire company.

In 2014, a supplier ceased distribution of one of their products in the United States following a request from the FDA.  As of March 31, 2015, the Company had approximately $4 million of equipment from this supplier, which it believes is recoverable, offset with $3 million of a  payable to this supplier.  The net loss in revenue in the first quarter was approximately $4 million and the total impact in 2015 is estimated at approximately $8 to $10 million.  The cash impact to gross margin in the first quarter was approximately $1.5 million and the total impact in 2015 is estimated at approximately $3 to $4 million.

On May 7, 2015, the Company entered into an agreement, with this supplier, resolving all matters related to the cessation of our commercial relationships with each other. The Company expects to receive approximately $7 million in net cash after settling all open receivables and payables between the two parties and return of relevant product.

The Company was notified in 2014 that a national group purchasing organization awarded a sole source agreement to a competitor under agreements that expired on December 31, 2014.  The loss in revenue was approximately $2 million in the first quarter and the total impact in 2015 is estimated at $10 to $15 million. The Company had previously estimated the loss in revenue for 2015 at $15 to $20 million. The transition of the customers is difficult to predict and has been slower than previously forecasted. The gross margin impact, while difficult to estimate given the fixed nature of the expense base, is approximately $1.5 million in the first quarter and the total impact in 2015 is estimated at approximately $7 to $11 million.

Medical Equipment Solutions

Our MES segment accounted for $74.1 and $76.7 million, or approximately 65.3% and 67.7% of our revenues, for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015,  the MES segment owned or managed approximately 400,000 units of medical equipment ranging across many clinical categories, manufacturers and models.  These solutions are provided primarily to hospitals and other acute care providers for use through their facilities, including the emergency room, operating room, critical care, intensive care, rehabilitation and general patient care areas.

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

Clinical Engineering Solutions

Our CES segment accounted for $24.4 and $22.7 million, or approximately 21.5% and 20.0% of our revenues, for the three months ended March 31, 2015 and 2014, respectively. We offer a broad range of inspection, preventive maintenance, repair, logistic and consulting services through our team of over 370 technicians and professionals located throughout the United States in our nationwide network of service centers.  We managed over 300,000 units of customer owned equipment as of March 31, 2015.  In addition, as of March 31, 2015, we serviced approximately 400,000 units that we own or directly manage in our MES segment.

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

Surgical Services

Our SS segment accounted for $15.0 and $13.9 million, or approximately 13.2% and 12.3% of our revenues, for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, we owned or managed over 5,000 units of mobile surgical equipment in our SS segment, primarily used in the practice of general surgery, orthopedic surgery, otolaryngology, urology, obstetrics, gynecology, podiatry, dermatology and plastic/cosmetics.

SS provides high end, state-of-the-art surgical equipment and associated products along with trained and certified Surgical Equipment Technologists (“technologists”) to assist in the procedural operation of the equipment. We provide these services to over 1,000 acute care hospitals and surgery centers through our nationwide network of 83 district service centers and an additional five stand-alone SS service centers. Our technologists work in the operating room (“O.R.”) and support physicians and O.R. personnel. The services are offered on a per-procedure basis. Our technologists deliver, set up, and create a safe environment for hospital and clinical personnel operating the equipment and provide all necessary disposable materials needed. Our technologists work closely with our customers to confirm that all certifications and credentials meet requirements to provide on-site services. Our technologists also assist customers in the operation of facility-owned assets and supplement the training and staffing of their personnel.  As of March 31, 2015, SS provided solutions in 42 states.

We have two primary solutions in our SS segment:

•	On-Demand and Scheduled Usage Solutions; and
•	360 On-site Managed Solutions.

RESULTS OF OPERATIONS

The following discussion addresses:

•	our financial condition as of March 31, 2015 and
•	the results of operations for the three-month periods ended March 31, 2015 and 2014.

This discussion should be read in conjunction with the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in our 2014 Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

The following table provides information on the percentages of certain items of selected financial data compared to total revenues for the three-month periods ended March 31, 2015 and 2014.  The table below also indicates the percentage increase or decrease over the prior comparable period.

	Percent to Total Revenues		Percent
	Three Months Ended March 31,		Increase
	2015	2014	(Decrease)
Revenue
Medical equipment solutions	65.3%	67.7%	(3.4)%
Clinical engineering solutions	21.5	20.0	7.6
Surgical services	13.2	12.3	7.6
Total revenues	100.0%	100.0%	0.1
Cost of Revenue
Cost of medical equipment solutions	27.6	29.5	(6.4)
Cost of clinical engineering solutions	16.9	15.8	7.3
Cost of surgical services	7.2	7.2	(0.3)
Medical equipment depreciation	16.0	16.9	(5.2)
Total costs of revenues	67.7	69.4	(2.4)
Gross margin	32.3	30.6	5.8
Selling, general and administrative	26.6	25.8	2.9
Restructuring, acquisition and integration expenses	—	1.2	*
Operating income	5.7	3.6	60.4
Interest expense	11.7	11.8	(0.6)
Loss before income taxes and noncontrolling interest	(6.0)	(8.2)	(27.2)
Provision for income taxes	0.1	0.2	(21.9)
Consolidated net loss	(6.1)%	(8.4)%	(27.1)

*Not meaningful

Consolidated Results of Operations for the three months ended March 31, 2015 compared to the three months ended March 31, 2014

Total Revenue

Total revenue for the three months ended March 31, 2015 was $113.5 million, compared to $113.3 million for the three months ended March 31, 2014, an increase of $0.2 million or 0.1%.  The net increase was primarily due to additional revenue in our MES segment related to growth in our 360 On-site Managed Solutions (“360 solutions”) of $2.6 million,  growth in our CES segment of $1.7 million related to growth in our 360 solutions and organic growth in our SS segment of $1.0 million. These increases were partially offset by the decline in NPWT device rental and disposable sales of $4.0 million due to the interruption of Smith & Nephew commercial distribution of the RENASYS product line and $2.1 million due to the beginning of customer transitions from the loss of the national GPO contract.

Cost of Revenue

Total cost of revenue for the three months ended March 31, 2015 was $76.8 million compared to $78.7 million for the three months ended March 31, 2014, a decrease of $1.9 million or 2.4%. The decrease was primarily in our MES segment due to decreases in cost of disposable sales of $1.9 million and other rental costs of $1.2 million and a  decrease in medical equipment depreciation of $1.0 million. The decreases were partially offset by the increase in our MES segment due to increases in 360 solutions cost of $1.2 million and an increase in our CES 360 solutions cost of $1.3 million corresponding with the 360 solutions revenue growth.

Gross Margin

Total gross margin for the three months ended March 31, 2015 was $36.7 million, or 32.3% of total revenues, compared to $34.7 million, or 30.6% of total revenues, for the three months ended March 31, 2014, an increase of $2.0 million or 5.8%.  The increase in gross margin as a percent of revenue for the quarter was primarily impacted by a  business mix shift from lower margin disposable sales to higher margin 360 solutions in the MES segment, coupled with positive operating leverage from volume growth and some shift to higher margin modalities in the SS portions of the business. In addition, the gross margin increase in the CES segment was primarily impacted by lower vendor expense. CES gross margin percentage will fluctuate based on the variability of third-party vendor expenses in our 360 solutions and supplemental service programs.

Medical Equipment Solutions

(in thousands)

	Three Months Ended
	March 31,
	2015	2014	Change	% Change
Total revenue	$74,084	$76,722	$(2,638)	(3.4)%
Cost of revenue	31,279	33,428	(2,149)	(6.4)
Medical equipment depreciation	16,660	17,806	(1,146)	(6.4)
Gross margin	$26,145	$25,488	$657	2.6
Gross margin %	35.3%	33.2%

Total revenue in the MES segment decreased $2.6 million, or 3.4%, to $74.1  million in the first quarter of 2015 as compared to the same period of 2014.  The decrease was primarily due to the decline in NPWT device rental and disposable sales due to the interruption of Smith & Nephew commercial distribution of the RENASYS product line of approximately $4.0 million and the transition of certain customers related to the loss of the national GPO contract of $2.1 million. The decrease was partially offset by growth in our 360 solutions from both new programs and expansion of existing programs of $2.6 million. Many of our 360 Solution customers utilize more than one of our equipment management program offerings in areas such as infusion, patient handling and negative pressure wound therapy. As of March 31, 2015, we had 215  such active programs, up from 209 as of December 31, 2014.

Total cost of revenue in the segment decreased $2.1 million, or 6.4%, to $31.3 million in the first quarter of 2015 as compared to the same period of 2014.  This decrease was due to lower cost of disposable sales of $1.9 million and decrease in rental cost of $1.2 million largely due to lower payroll, vehicle and freight expenses. The decrease was partially offset by an increase in costs to support growth in our 360 solutions of $1.2 million largely due to increases in employee related expense of $0.8 million and repair parts of $0.5 million.

Medical equipment depreciation decreased $1.1 million, or 6.4%, to $16.7 million in the first quarter of 2015 as compared to the same period of 2014. The decrease in medical equipment depreciation was primarily due to reduced depreciation resulting from disposals of certain medical equipment.

Gross margin percentage for the MES segment increased from 33.2% in the first quarter of 2014 to 35.3% in the same period of 2015. Gross margin rate was impacted by the lower depreciation, growth in our 360 solutions and a business mix shift from lower margin disposable sales to higher margin 360 solutions.

Future revenue will continue to be negatively impacted by the loss of revenues resulting from the pending FDA 510(k) clearances on RENASYS NPWT product line and the loss of the agreement related to a national GPO.

Clinical Engineering Solutions

(in thousands)

	Three Months Ended
	March 31,
	2015	2014	Change	% Change
Total revenue	$24,395	$22,669	$1,726	7.6%
Cost of revenue	19,229	17,915	1,314	7.3
Gross margin	$5,166	$4,754	$412	8.7
Gross margin %	21.2%	21.0%

Total revenue in the CES segment increased $1.7 million, or 7.6%, to $24.4 million in the first quarter of 2015 as compared to the same period of 2014. The increase was primarily due to growth in our managed 360 solutions.   As of March 31, 2015, we had 360 solutions implemented in 149 programs in our CES segment, up from 144 programs as of December 31, 2014.

Total cost of revenue in the segment increased $1.3 million, or 7.3%, to $19.2 million in the first quarter of 2015 as compared to the same period of 2014. The increase is primarily attributable to increases in vendor expenses and employee related costs to support the revenue growth and mix shifts in type of service provided to customers.

Gross margin percentage for the CES segment increased from 21.0% in the first quarter of 2014 to 21.2% in the same period of 2015. Gross margin percentage will fluctuate based on the variability of third-party vendor expenses in our 360 solutions and supplemental service programs.

Surgical Services

(in thousands)

	Three Months Ended
	March 31,
	2015	2014	Change	% Change
Total revenue	$15,007	$13,945	$1,062	7.6%
Cost of revenue	8,179	8,200	(21)	(0.3)
Medical equipment depreciation	1,475	1,330	145	10.9
Gross margin	$5,353	$4,415	$938	21.2
Gross margin %	35.7%	31.7%

Total revenue in the SS segment increased $1.1 million, or 7.6%, to $15.0 million in the first quarter of 2015 as compared to the same period of 2014. The increase was driven by organic growth in our surgical services business.

Total cost of revenue in the segment was $8.2 million both in the first quarter of 2015 and 2014.

Medical equipment depreciation increased $0.1 million, or 10.9%, to $1.5 million in the first quarter of 2015 as compared to the same period of 2014. The increase was primarily due to additional medical equipment purchased.

Gross margin percentage for the SS segment increased from 31.7% in the first quarter of 2014 to 35.7% in the same period of 2015. The increase in gross margin percentage was primarily driven by both positive operating leverage from volume growth and some shift to higher margin modalities.

Selling, General and Administrative, Restructuring, Acquisition and Integration Expenses and Interest Expense

(in thousands)

	Three Months Ended
	March 31,
	2015	2014	Change	% Change
Selling, general and administrative	$30,152	$29,289	$863	2.9%
Restructuring, acquisition and integration expenses	—	1,308	(1,308)	*
Interest expense	13,310	13,397	(87)	(0.6)

*Not meaningful

Selling, General and Administrative

Selling, general and administrative expense increased $0.9 million, or 2.9%, to $30.2 million for the first quarter of 2015 as compared to the same period of 2014.  The increase was primarily due to increases in consulting and legal fees.

Selling, general and administrative expense as a percentage of total revenue was 26.6% and 25.8% for the quarter ended March 31, 2015 and 2014, respectively.

Restructuring, Acquisition and Integration Expenses

Restructuring, acquisition and integration expenses for the first quarter of 2014 was primarily due to additional changes to realign the management team.

Interest Expense

Interest expense decreased $0.1 million to $13.3 million for the first quarter of 2015 as compared to the same period of 2014.

Income Taxes

Income taxes were an expense of $0.2 and $0.2 million for the three months ended March 31, 2015 and 2014, respectively. The tax expense for the three months ended March 31, 2015 and 2014 primarily related to state minimum fees. The Company will continue to incur deferred tax expense in the future as tax amortization occurs. The expected tax benefit from operating loss during the three months ended March 31, 2015 was offset by the recording of additional valuation allowance. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

Consolidated Net Loss

Consolidated net loss decreased $2.6 million to $7.0 million in the first quarter of 2015 as compared to the same period of 2014.  Net loss was impacted by higher margin rates as well as the decreases in medical equipment depreciation and restructuring expense.

EBITDA

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was $30.8 and $29.7 million for the three months ended March 31, 2015 and 2014, respectively.  EBITDA for the three months ended March 31, 2015, was impacted by growth in our SS segment combined with a decrease in restructuring expense.

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

	Three Months Ended
	March 31,
(in thousands)	2015	2014
Net loss attributable to Universal Hospital Services, Inc.	$(7,091)	$(9,682)
Interest expense	13,310	13,397
Provision for income taxes	168	215
Depreciation and amortization of intangibles	24,457	25,806
EBITDA	$30,844	$29,736

Other Financial Data:
Net cash provided by operating activities	$11,805	$8,132
Net cash used in investing activities	(18,776)	(22,150)
Net cash provided by financing activities	6,971	14,018

Other Operating Data (as of end of period):
Medical equipment (approximate number of owned outsourcing units)	254,000	269,000
District service centers	83	83
SS stand-alone service centers	5	7
Centers of Excellence	5	6

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

Future cash flows from operations will continue to be negatively impacted by the loss of revenues resulting from the pending FDA 510(k) clearances on RENASYS NPWT product line and the loss of the agreement related to a national GPO.

Net cash provided by operating activities was $11.8 and $8.1 million for the three months ended March 31, 2015 and 2014, respectively. The increase in net cash provided by operating activities was primarily due to the decreases in net loss during 2015 compared to the same period of 2014.

Net cash used in investing activities was $18.8 and $22.2 million for the three months ended March 31, 2015 and 2014, respectively.  The decrease in net cash used in investing activities was primarily due to higher proceeds from sale of medical equipment and lower medical equipment purchases during 2015 compared to the same period of 2014.

Net cash provided by financing activities was $7.0 and $14.0 million for the three months ended March 31, 2015 and 2014, respectively.  The decrease in net cash provided by financing activities was primarily due to lower net borrowings in 2015 compared to the same period of 2014.

Based on the level of operating performance expected in 2015, we believe our cash from operations and additional borrowings under our senior secured credit facility, will meet our liquidity needs for the foreseeable future, exclusive of any borrowings that we may make to finance potential acquisitions.  However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could be adversely affected.  As of March 31, 2015, we had $123.6 million of availability under the senior secured credit facility based on a borrowing base of $177.2 million less borrowings of $50.0 million and after giving effect to $3.6 million used for letters of credit.  As of March 31, 2014, we had $137.4 million of availability under the senior secured credit facility based on a borrowing base of $196.7 million less borrowings of $55.1 million and after giving effect to $4.2 million used for letters of credit.

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

Interest Rates

We use both fixed and variable rate debt as sources of financing.  At March 31, 2015, we had approximately $724.5 million of total debt outstanding of which $50.0 million was bearing interest at variable rates. Based on variable debt levels at March 31, 2015, a 1.0 percentage point change in interest rates on variable rate debt would have resulted in annual interest expense fluctuating by approximately $0.5 million.

Fuel Costs

We are also exposed to market risks related to changes in the price of gasoline used to fuel our fleet of delivery and sales vehicles.  A hypothetical 10% increase in the first three months of 2015 average price of unleaded gasoline, assuming gasoline usage levels for the three months ended March 31, 2015, would lead to an annual increase in fuel costs of approximately $0.4 million.

Pension

Our pension plan assets, which were approximately $20.6 million at December 31, 2014, are subject to volatility that can be caused by fluctuations in general economic conditions. Continued market volatility and disruption could cause further declines in asset values, and if this occurs, we may need to make additional pension plan contributions and our pension expense in future years may increase. A hypothetical 10% decrease in the fair value of plan assets at December 31, 2014 would lead to a decrease in the funded status of the plan of approximately $2.1 million.

Other Market Risk

As of March 31, 2015, we have no other material exposure to market risk.

Item 4.  Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.

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

Item 1A.  Risk Factors

Our business is subject to various risks and uncertainties.  Any of the risks discussed elsewhere in this Quarterly Report on Form 10-Q or our other filings with the Securities and Exchange Commission, including the risk factors set forth in our 2014 Annual Report on Form 10-K, could materially adversely affect our business, financial condition or results of operations.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Defaults upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits

Number	Description

10.1	Employment Agreement dated April 8, 2015 between Thomas Leonard and Universal Hospital Services, Inc.

10.2	Restricted Stock Unit Award Agreement dated April 13, 2015 between UHS Holdco, Inc. and Thomas Leonard.

10.3	Form of Option Agreement Evidencing a Grant of an Option Under the 2007 Stock Option Plan dated May 8, 2015 between UHS Holdco, Inc. and Thomas Leonard.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2015

Universal Hospital Services, Inc.

By	/s/ Thomas J. Leonard
Thomas J. Leonard
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

By	/s/ James B. Pekarek
James B. Pekarek
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)