Form 10-Q
period 2015-06-30
UNIVERSAL HOSPITAL SERVICES INC
filed 2015-08-12
CIK 886171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2015

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 000-20086

UNIVERSAL HOSPITAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0760940
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Number of shares of common stock outstanding as of August 12, 2015:  1,000

Universal Hospital Services, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements — Unaudited

Universal Hospital Services, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share information)

(unaudited)

	June 30,	December 31,
	2015	2014
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts of $1,800 at June 30, 2015 and $2,035 at December 31, 2014	$70,182	$66,256
Inventories	8,159	7,991
Deferred income taxes, net	1,273	1,273
Other current assets	6,196	7,671
Total current assets	85,810	83,191
Property and equipment:
Medical equipment	589,441	591,100
Property and office equipment	84,230	84,454
Accumulated depreciation	(456,228)	(445,481)
Total property and equipment, net	217,443	230,073
Other long-term assets:
Goodwill	336,595	335,577
Other intangibles, net	168,232	172,905
Other, primarily deferred financing costs, net	10,828	12,166
Total assets	$818,908	$833,912
Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$5,408	$5,640
Book overdrafts	5,126	5,944
Accounts payable	28,223	30,114
Accrued compensation	16,201	15,108
Accrued interest	18,808	18,823
Dividend payable	28	39
Other accrued expenses	16,608	11,586
Total current liabilities	90,402	87,254
Long-term debt, less current portion	694,557	704,546
Pension and other long-term liabilities	11,759	12,428
Payable to Parent	26,023	24,911
Deferred income taxes, net	53,341	53,520
Commitments and contingencies (Note 10)
Deficit
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Additional paid-in capital	214,514	214,514
Accumulated deficit	(263,383)	(254,418)
Accumulated other comprehensive loss	(8,574)	(9,062)
Total Universal Hospital Services, Inc. deficit	(57,443)	(48,966)
Noncontrolling interest	269	219
Total deficit	(57,174)	(48,747)
Total liabilities and deficit	$818,908	$833,912

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue
Medical equipment solutions	$71,084	$72,188	$145,169	$148,910
Clinical engineering solutions	24,784	22,119	49,179	44,788
Surgical services	16,421	15,059	31,427	29,004
Total revenues	112,289	109,366	225,775	222,702
Cost of Revenue
Cost of medical equipment solutions	31,053	32,288	62,331	65,716
Cost of clinical engineering solutions	20,041	17,869	39,271	35,784
Cost of surgical services	8,722	8,236	16,902	16,436
Medical equipment depreciation	15,501	19,095	33,635	38,231
Total costs of revenues	75,317	77,488	152,139	156,167
Gross margin	36,972	31,878	73,636	66,535
Selling, general and administrative	31,038	29,587	61,189	58,877
(Gain) on settlement	(5,718)	—	(5,718)	—
Restructuring, acquisition and integration expenses	—	512	—	1,820
Intangible asset impairment charge	—	34,900	—	34,900
Operating income (loss)	11,652	(33,121)	18,165	(29,062)
Interest expense	13,249	13,260	26,559	26,656
Loss before income taxes and noncontrolling interest	(1,597)	(46,381)	(8,394)	(55,718)
Provision (benefit) for income taxes	182	(13,671)	351	(13,456)
Consolidated net loss	(1,779)	(32,710)	(8,745)	(42,262)
Net income attributable to noncontrolling interest	95	131	220	261
Net loss attributable to Universal Hospital Services, Inc.	$(1,874)	$(32,841)	$(8,965)	$(42,523)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Consolidated net loss	$(1,779)	$(32,710)	$(8,745)	$(42,262)
Other comprehensive income:
Gain on minimum pension liability, net of tax of $0	488	—	488	—
Total other comprehensive income	488	—	488	—
Comprehensive loss	(1,291)	(32,710)	(8,257)	(42,262)
Comprehensive income attributable to noncontrolling interest	95	131	220	261
Comprehensive loss attributable to Universal Hospital Services, Inc.	$(1,386)	$(32,841)	$(8,477)	$(42,523)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Consolidated net loss	$(8,745)	$(42,262)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	38,315	42,853
Asset impairment charges	1,703	2,025
Intangible asset impairment charge	—	34,900
Amortization of intangibles, deferred financing costs and bond premium	6,532	7,039
Provision for doubtful accounts	54	85
Provision for inventory obsolescence	225	38
Non-cash share-based compensation expense	1,140	538
Gain on sales and disposals of equipment	(2,522)	(1,234)
Deferred income taxes	108	(13,629)
Changes in operating assets and liabilities:
Accounts receivable	(3,980)	810
Inventories	(393)	(476)
Other operating assets	669	(1,394)
Accounts payable	2,000	674
Other operating liabilities	5,119	2,234
Net cash provided by operating activities	40,225	32,201
Cash flows from investing activities:
Medical equipment purchases	(27,437)	(34,766)
Property and office equipment purchases	(2,433)	(2,560)
Proceeds from disposition of property and equipment	9,426	5,970
Acquisition	(2,600)	—
Purchases of noncontrolling interests	—	(34)
Net cash used in investing activities	(23,044)	(31,390)
Cash flows from financing activities:
Proceeds under senior secured credit facility	63,900	76,129
Payments under senior secured credit facility	(75,900)	(69,129)
Payments of principal under capital lease obligations	(4,154)	(3,429)
Distributions to noncontrolling interests	(240)	(295)
Contributions from new members to limited liability company	70	—
Dividend and equity distribution payments	(39)	(73)
Change in book overdrafts	(818)	(4,014)
Net cash used in financing activities	(17,181)	(811)
Net change in cash and cash equivalents	—	—
Cash and cash equivalents at the beginning of period	—	—
Cash and cash equivalents at the end of period	$—	$—
Supplemental cash flow information:
Interest paid	$26,151	$26,228
Income taxes paid	697	309
Non-cash activities:
Medical equipment purchases included in accounts payable (at end of period)	$9,039	$4,598
Capital lease additions	6,766	768

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

The interim consolidated financial statements presented herein as of June 30, 2015, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  These adjustments are all of a normal, recurring nature.  The results of operations for any interim period are not necessarily indicative of results for the full year.

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

A description of our significant accounting policies is included in our 2014 Annual Report on Form 10-K. There have been no material changes to these policies for the quarter ended June 30, 2015.

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

2.Recent Accounting Pronouncements

Standards Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in the U.S. GAAP when it becomes effective. The new standard is effective beginning after December 15, 2016 and interim periods within those years. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting. On July 9, 2015, the FASB approved a one-year deferral of the effective date for ASU 2014-09, but would permit all entities to adopt the standard as of the original effective date.

In August 2014, the FASB issued ASU No. 2014-15 Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern  (“ASU 2014-15”), which requires management to evaluate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern and whether or not it is probable that the entity will be unable to meet its obligations as they become due within one year after the date the financial statements are issued. The new standard is effective beginning after December 15, 2016 and interim periods within those years. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02 Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 changes the evaluation of whether limited partnerships (and similar legal entities) are variable interest entity (VIEs) and eliminates the presumption that a general partner should consolidate a limited partnership that is a voting interest entity. The new guidance also alters the analysis for determining when fees paid to a decision maker or service provider represent a variable interest in a VIE and how interests of related parties affect the primary beneficiary determination. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03 Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

3.Acquisition

On May 18, 2015, we completed the acquisition of certain assets of a mobile laser surgical services provider for total consideration of approximately $3.1 million. The results of the acquiree’s operations have been included in the consolidated financial statements since that date. The consideration consists of $2.6 million of cash paid at closing and $0.5 million holdback expected to be paid in the first quarter of 2016 based on achieving a  certain revenue target.

The following summarizes the fair values of assets acquired and liabilities assumed at the date of acquisition within our consolidated balance sheet:

(in thousands)
Property and equipment	$620
Goodwill	1,018
Intangible assets	1,475
Accrued compensation	(13)
Total purchase price	$3,100

The acquisition was funded from our existing senior secured credit facility.

4.Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 are summarized in the following table by type of inputs applicable to the fair value measurements:

	Fair Value at June 30, 2015				Fair Value at December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Contingent Consideration	$—	$—	$624	$624	$—	$—	$143	$143

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

During 2012, we recorded a contingent consideration liability, in the form of an earn-out payment, related to our acquisitions. During 2015, we recorded a holdback liability related to our acquisition. The contingent consideration and holdback payments are based on achieving certain revenue results. The fair value of the liability was estimated using a discounted cash flow approach with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement.  The significant inputs in the Level 3 measurement not supported by market activity included our assessments of expected future cash flows during the earn-out period, related to the assets acquired, appropriately discounted considering the uncertainties associated with the obligation, and calculated based on estimated revenues in accordance with the terms of the agreement. During the three months ended June 30, 2015 and 2014, we paid $0.01 and $0.02 million, respectively, in earn-outs.  During the six months ended June 30, 2015 and 2014, we paid $0.02 and $0.04 million, respectively, in earn-outs.

The assumptions used in preparing the discounted cash flow analysis included estimates of interest rates and the timing and amount of incremental cash flows.

A reconciliation of the beginning and ending balance for the Level 3 measurement are as follows:

(in thousands)
Balance at December 31, 2014	$143
Addition	500
Payments	(19)
Balance at June 30, 2015	$624

We recorded $0 and $0.8 million during the three months ended June 30, 2015 and 2014, respectively and $1.7 and $2.0 million during the six months ended June 30, 2015 and 2014, respectively, of impairment charges on certain long-lived assets for which the carrying value of those assets may not be recoverable based upon our estimated cash flows. The fair value of the assets was estimated using a discounted cash flow approach with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement.  The significant inputs in the Level 3 measurement not supported by market activity included our assessment of assets’ utilization level and estimated proceeds from sale of the assets.

Fair Value of Other Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts receivable, accounts payable, accrued liabilities and senior secured credit facility, approximates fair value due to their short maturities. The fair value of our outstanding Original Notes and Add-on Notes (each as defined in Note 9, Long-Term Debt) as of

June 30, 2015 and December 31, 2014, based on the quoted market price for the same or similar issues of debt, which represents a Level 2 fair value measurement, is approximately:

	June 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value
Original notes - 7.625%	$425,000	$393,125	$425,000	$359,125
Add-on notes - 7.625% (1)	230,280	203,500	231,113	185,900

(1) The carrying value of the Add-on notes - 7.625% includes unamortized bond premium of $10.3 and $11.1 million as of June 30, 2015 and December 31, 2014, respectively.

5.Goodwill and Other Intangible Assets

Our goodwill as of June 30, 2015 and December 31, 2014, by reporting segment, consists of the following:

	Medical	Clinical
	Equipment	Engineering	Surgical
(in thousands)	Solutions	Solutions	Services	Total
Balance at December 31, 2014	$227,486	$55,655	$52,436	$335,577
Acquisition	—	—	1,018	1,018
Balance at June 30, 2015	$227,486	$55,655	$53,454	$336,595

Our other intangible assets as of June 30, 2015 and December 31, 2014 consist of the following:

	June 30, 2015				December 31, 2014
		Accumulated				Accumulated
(in thousands)	Cost	Amortization	Impairment	Net	Cost	Amortization	Impairment	Net
Finite-life intangibles
Customer relationship	$117,039	$(85,324)	$—	$31,715	$115,731	$(80,704)	$—	$35,027
Supply agreement	26,000	(20,917)	—	5,083	26,000	(19,464)	—	6,536
Technology databases	7,217	(7,217)	—	—	7,217	(7,217)	—	—
Non-compete agreements	948	(614)	—	334	780	(538)	—	242
Favorable lease agreements	134	(134)	—	—	134	(134)	—	—
Total finite-life intangibles	151,338	(114,206)	—	37,132	149,862	(108,057)	—	41,805
Indefinite-life intangibles
Trade names	166,000	—	(34,900)	131,100	166,000	—	(34,900)	131,100
Total intangible assets	$317,338	$(114,206)	$(34,900)	$168,232	$315,862	$(108,057)	$(34,900)	$172,905

Total amortization expense related to intangible assets were $3.0 and $3.3 million for the three months ended June 30, 2015 and 2014, respectively and $6.1 and $6.6 million for the six months ended June 30, 2015 and 2014, respectively.

The estimated future amortization expense for identifiable intangible assets during the remainder of 2015 and the next five years is as follows:

(in thousands)
Remainder of 2015	$5,878
2016	10,971
2017	7,679
2018	6,095
2019	3,529
2020	1,537

6.Equity (Deficit)

The following tables represent changes in equity (deficit) that are attributable to our shareholders and noncontrolling interests for the six month periods ended June 30, 2015 and 2014.

			Accumulated
	Additional		Other
	Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
(in thousands)	Capital	Deficit	Loss	Interests	Deficit
Balance at December 31, 2014	$214,514	$(254,418)	$(9,062)	$219	$(48,747)
Net (loss) income	—	(8,965)	—	220	(8,745)
Other comprehensive income	—	—	488	—	488
Cash distributions to noncontrolling interests	—	—	—	(240)	(240)
Contributions from new members to limited liability company	—	—	—	70	70
Balance at June 30, 2015	$214,514	$(263,383)	$(8,574)	$269	$(57,174)

			Accumulated
	Additional		Other		Total
	Paid-in	Accumulated	Comprehensive	Noncontrolling	Equity
(in thousands)	Capital	Deficit	Loss	Interests	(Deficit)
Balance at December 31, 2013	$214,505	$(187,901)	$(3,884)	$300	$23,020
Net (loss) income	—	(42,523)	—	261	(42,262)
Cash distributions to noncontrolling interests	—	—	—	(295)	(295)
Purchases of noncontrolling interests	(3)	—	—	(31)	(34)
Balance at June 30, 2014	$214,502	$(230,424)	$(3,884)	$235	$(19,571)

7.Share-Based Compensation

During the six months ended June 30, 2015, activity under the 2007 Stock Option Plan (the “2007 Stock Option Plan”), of UHS Holdco, Inc., our parent company (“Parent”), was as follows:

				Weighted
				average
		Weighted	Aggregate	remaining
	Number of	average	intrinsic	contractual
(in thousands except exercise price and years)	options	exercise price	value	term (years)
Outstanding at December 31, 2014	37,340	$0.84	$—	9.9
Granted	16,665	0.71
Exercised	—	—	$—
Forfeited or expired	(19,960)	0.96
Outstanding at June 30, 2015	34,045	$0.71	$—	9.4
Exercisable at June 30, 2015	8,954	$0.71	$—	9.4
Remaining authorized options available for issue	9,642

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

We determine the fair value of stock options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on a straight-line basis over the options’ expected vesting periods. The following assumptions were used in determining the fair value of stock options granted during the six months ended June 30, 2015 under the Black-Scholes model. There were no stock options granted during the six months ended June 30, 2014.

Six Months Ended
June 30, 2015
Risk-free interest rate	1.70%
Expected volatility	26.9%
Dividend yield	N/A
Expected option life (years)	5.10
Black-Scholes Value of options	$0.19

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

At June 30, 2015, unearned non-cash share-based compensation that we expect to recognize as expense over a weighted average period of 2.3 years totals approximately $6.5 million, net of our estimated forfeiture rate of 2.0%. The expense could be accelerated upon the sale of Parent or the Company.

In April 2015, Parent granted the Company’s Chief Executive Officer 7.0 million restricted stock units which vest over four years. Total compensation expense related to this grant was $0.3 million for the three months and six months ended June 30, 2015.

Although Parent grants stock options and restricted stock units, the Company recognizes compensation expense related to these options and units since the services are performed for its benefit.  Along with this expense, which is primarily included in Selling, General and Administrative expense, the Company records an offsetting Payable to Parent liability which is not expected to be settled within the next twelve months.

8.Dividend and Equity Distribution

On June 8, 2011, the Board of Directors declared an equity distribution of $0.12 per option to holders of outstanding options on the Parent’s stock on June 10, 2011 that vested on December 31, 2011, 2012, 2013 and 2014 and are scheduled to vest on December 31, 2015.

Our consolidated balance sheets as of June 30, 2015 and December 31, 2014 reflect the related current dividend payable and long-term dividend payable included in Payable to Parent for estimated amounts to be paid to holders of options expected to vest on December 31, 2015 based on an estimated option forfeiture rate of 2% annually.

9.Long-Term Debt

Long-term debt consists of the following:

	June 30,	December 31,
(in thousands)	2015	2014
Original notes - 7.625%	$425,000	$425,000
Add-on notes - 7.625%	220,000	220,000
Unamortized bond premium	10,280	11,113
Senior secured credit facility	27,000	39,000
Capital lease obligations	17,685	15,073
	699,965	710,186
Less: Current portion of long-term debt	(5,408)	(5,640)
Total long-term debt	$694,557	$704,546

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

As of June 30, 2015, we had $140.7 million of availability under the senior secured credit facility based on a borrowing base of $171.6 million less borrowings of $27.0 million and after giving effect to $3.9 million used for letters of credit.

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

At June 30, 2015, we had $27.0 million of borrowings outstanding which was accruing interest at a rate of 2.6855%.

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

10.Commitments and Contingencies

The Company, in the ordinary course of business, could be subject to liability claims related to employees and the equipment that it rents and services. Asserted claims are subject to many uncertainties and the outcome of individual matters is not predictable. Certain claims where the loss is probable, a provision is recorded based on the Company’s best estimate. While the ultimate resolution of these actions may have an impact on the Company’s financial results for a particular reporting period, management believes that any such resolution would not have a material adverse effect on the financial position, results of operations or cash flows of the Company and the chance of a negative outcome on outstanding litigation is considered remote.

In 2014, a supplier ceased distribution of one of their products in the United States following a request from the FDA. On May 7, 2015, the Company entered into an agreement with the former supplier resolving all matters related to the cessation of our commercial relationships with each other. The Company has received $6.6 million and expects to receive approximately $0.9 million in net cash in the third quarter of 2015 after settling all open receivables and payables between the two parties and return of relevant product. The Company recorded a net gain of $5.7 million related to this settlement.

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

11.Related Party Transactions

Management Agreement

On May 31, 2007, we and Irving Place Capital Partners III SPV, L.P. (“IPC”) entered into a professional services agreement pursuant to which IPC provides general advisory and management services to us with respect to financial and operating matters.  IPC is a principal owner of Parent, and the following members of our board of directors are associated with IPC:  Michael Feiner, Robert Juneja, and Bret Bowerman. The professional services agreement requires us to pay an annual fee for ongoing advisory and management services equal to the greater of $0.5 million or 0.75% of our Adjusted EBITDA (as defined in the professional services agreement) for the immediately preceding fiscal year, payable in quarterly installments. The professional services agreement provides that IPC will be reimbursed for its reasonable out-of-pocket expenses in connection with certain activities undertaken pursuant to the professional services agreement and will be indemnified for liabilities incurred in connection with its role under the professional services agreement, other than for liabilities resulting from its gross negligence or willful misconduct. The term of the professional services agreement commenced on May 31, 2007 and will remain in effect unless and until either party notifies the other of its desire to terminate, we are sold to a third-party purchaser or we consummate a qualified initial public offering, as defined in the professional services agreement. Total professional services fees incurred to IPC were $0.3 and $0.2 million for the three month periods ended June 30, 2015 and 2014, respectively,  and $0.5 and $0.5 million for the six month periods ended June 30, 2015 and 2014, respectively .

In the ordinary course of business, we entered into engagement letters with CTPartners, LLC (“CTPartners”) to conduct searches for certain executive positions.  One member of our board of directors is also a director of CTPartners. Total fees incurred to CTPartners was $0.2 and $0.2 million for the three month periods ended June 30, 2015 and 2014, respectively and $0.2 and $0.2 million during the six month periods ended June 30, 2015 and 2014, respectively.

The Company believes that the aforementioned arrangements and relationships were provided in the ordinary course of business.

12.Limited Liability Companies

We participate with others in the formation of LLCs in which Surgical Services becomes a partner and shares the financial interest with the other investors. Surgical Services is the primary beneficiary of these LLCs. These LLCs acquire certain medical equipment for use in their respective business activities, which generally focus on surgical procedures. The LLCs will acquire medical equipment for rental purposes under equipment financing leases. At June 30, 2015, the LLCs had approximately $1.0 million of total assets. The third party investors in each respective LLC generally provide the lease financing company with individual proportionate lease guarantees based on their respective ownership percentages in the LLCs. In addition, Surgical Services will provide such financing companies with its corporate guarantee based on its respective ownership interest in each LLC. In certain instances, Surgical Services has provided such financing companies with an overall corporate guarantee in connection with equipment financing transactions. In such instances, the individual investors in each respective LLC will generally indemnify us against losses, if any, incurred in connection with its corporate guarantee. Additionally, we provide operational and administrative support to the LLCs in which it is a partner. As of June 30, 2015, we held interests in seven active LLCs.

In accordance with guidance issued by the FASB, we account for equity investments in LLCs (in which we are the primary beneficiary) under the full consolidation method whereby transactions between Surgical Services and the LLCs have been eliminated through consolidation.

13.Segment Information

Our reporting segments consist of Medical Equipment Solutions (“MES”), Clinical Engineering Solutions (“CES”) and Surgical Services (“SS”). Certain operating information for our segments as well as a reconciliation of total Company gross margin to loss before income taxes and noncontrolling interest was as follows:

Medical Equipment Solutions

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues	$71,084	$72,188	$145,169	$148,910
Cost of revenue	31,053	32,288	62,331	65,716
Medical equipment depreciation	14,009	17,698	30,669	35,504
Gross margin	$26,022	$22,202	$52,169	$47,690

Clinical Engineering Solutions

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues	$24,784	$22,119	$49,179	$44,788
Cost of revenue	20,041	17,869	39,271	35,784
Gross margin	$4,743	$4,250	$9,908	$9,004

Surgical Services

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues	$16,421	$15,059	$31,427	$29,004
Cost of revenue	8,722	8,236	16,902	16,436
Medical equipment depreciation	1,492	1,397	2,966	2,727
Gross margin	$6,207	$5,426	$11,559	$9,841

Total Gross Margin and Reconciliation to Loss Before Income Taxes and Noncontrolling Interest

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Total gross margin	$36,972	$31,878	$73,636	$66,535
Selling, general and administrative	31,038	29,587	61,189	58,877
(Gain) on settlement	(5,718)	—	(5,718)	—
Restructuring, acquisition and integration expenses	—	512	—	1,820
Intangible asset impairment charge	—	34,900	—	34,900
Interest expense	13,249	13,260	26,559	26,656
Loss before income taxes and noncontrolling interest	$(1,597)	$(46,381)	$(8,394)	$(55,718)

Total Assets by Reporting Segment

(in thousands)

	June 30,	December 31,
	2015	2014
Medical Equipment Solutions	$606,007	$624,444
Clinical Engineering Solutions	111,118	110,562
Surgical Services	101,783	98,906
Total Company Assets	$818,908	$833,912

The following table provides additional detail on percentage of revenue for each group of similar products sold or services provided in the MES, CES and SS segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
MES
Equipment usage solutions	60.1%	60.9%	61.2%	61.6%
Equipment/disposable sales	3.2	5.1	3.1	5.3
	63.3	66.0	64.3	66.9
CES
Service solutions	22.1	20.2	21.8	20.1
SS
Equipment usage solutions	14.4	13.6	13.7	12.8
Equipment/disposable sales	0.2	0.2	0.2	0.2
	14.6	13.8	13.9	13.0
Total revenues	100.0%	100.0%	100.0%	100.0%

14.Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We evaluate the recoverability of our deferred tax assets by scheduling the expected reversals of deferred tax assets and liabilities in order to determine whether net operating loss carry forwards are recoverable prior to expiration and have established a valuation allowance in accordance with ASC Topic 740,  “Income Taxes”. The tax expense for the three and six months ended June 30, 2015 primarily relates to state minimum fees. The expected tax benefit from operating loss during the three and six months ended June 30, 2015 was offset by the recording of additional valuation allowance. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

At June 30, 2015, the Company had available unused federal net operating loss carryforwards of approximately $215.8 million. The net operating loss carryforwards will expire at various dates from 2017 through 2035.

15.Consolidating Financial Statements

In accordance with the provisions of the 2012 Indenture, as a 100%-owned subsidiary of UHS, Surgical Services has jointly and severally guaranteed all the Company’s Obligations (as defined in the 2012 Indenture) on a full and unconditional basis. Consolidating financial information of UHS and the guarantor is presented on the following pages.

Universal Hospital Services, Inc.

Consolidating Balance Sheets

(in thousands, except share and per share  information)

(unaudited)

	June 30, 2015
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts	$60,952	$9,230	$—	$70,182
Due from affiliates	29,897	—	(29,897)	—
Inventories	4,469	3,690	—	8,159
Deferred income taxes, net	—	1,273	—	1,273
Other current assets	5,972	224	—	6,196
Total current assets	101,290	14,417	(29,897)	85,810
Property and equipment:
Medical equipment	546,425	43,016	—	589,441
Property and office equipment	75,573	8,657	—	84,230
Accumulated depreciation	(422,803)	(33,425)	—	(456,228)
Total property and equipment, net	199,195	18,248	—	217,443
Other long-term assets:
Goodwill	283,141	53,454	—	336,595
Investment in subsidiary	53,662	—	(53,662)	—
Other intangibles, net	152,668	15,564	—	168,232
Other, primarily deferred financing costs, net	10,728	100	—	10,828
Total assets	$800,684	$101,783	$(83,559)	$818,908
Liabilities and (Deficit) Equity
Current liabilities:
Current portion of long-term debt	$4,397	$1,011	$—	$5,408
Book overdrafts	3,062	2,064	—	5,126
Due to affiliates	—	29,897	(29,897)	—
Accounts payable	24,779	3,444	—	28,223
Accrued compensation	14,237	1,964	—	16,201
Accrued interest	18,808	—	—	18,808
Dividend payable	28	—	—	28
Other accrued expenses	15,945	663	—	16,608
Total current liabilities	81,256	39,043	(29,897)	90,402
Long-term debt, less current portion	690,984	3,573	—	694,557
Pension and other long-term liabilities	11,759	—	—	11,759
Payable to Parent	26,023	—	—	26,023
Deferred income taxes, net	48,094	5,247	—	53,341
Commitments and contingencies
(Deficit) Equity
Common stock	—	—	—	—
Additional paid-in capital	214,525	60,008	(60,019)	214,514
Accumulated deficit	(257,026)	(6,357)	—	(263,383)
Accumulated loss in subsidiary	(6,357)	—	6,357	—
Accumulated other comprehensive loss	(8,574)	—	—	(8,574)
Total Universal Hospital Services, Inc. (deficit) equity	(57,432)	53,651	(53,662)	(57,443)
Noncontrolling interest	—	269	—	269
Total (deficit) equity	(57,432)	53,920	(53,662)	(57,174)
Total liabilities and (deficit) equity	$800,684	$101,783	$(83,559)	$818,908

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

Universal Hospital Services, Inc.

Consolidating Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended June 30, 2015
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Revenue
Medical equipment solutions	$71,084	$—	$—	$71,084
Clinical engineering solutions	24,784	—	—	24,784
Surgical services	—	16,421	—	16,421
Total revenues	95,868	16,421	—	112,289
Cost of Revenue
Cost of medical equipment solutions	31,053	—	—	31,053
Cost of clinical engineering solutions	20,041	—	—	20,041
Cost of surgical services	—	8,722	—	8,722
Medical equipment depreciation	14,009	1,492	—	15,501
Total costs of revenues	65,103	10,214	—	75,317
Gross margin	30,765	6,207	—	36,972
Selling, general and administrative	26,436	4,602	—	31,038
(Gain) on settlement	(5,718)	—	—	(5,718)
Operating income	10,047	1,605	—	11,652
Equity in earnings of subsidiary	(573)	—	573	—
Interest expense	12,734	515	—	13,249
(Loss) income before income taxes and noncontrolling interest	(2,114)	1,090	(573)	(1,597)
(Benefit) provision for income taxes	(335)	517	—	182
Consolidated net (loss) income	(1,779)	573	(573)	(1,779)
Net income attributable to noncontrolling interest	—	95	—	95
Net (loss) income attributable to Universal Hospital Services, Inc.	$(1,779)	$478	$(573)	$(1,874)

Universal Hospital Services, Inc.

Consolidating Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended June 30, 2014
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Revenue
Medical equipment solutions	$72,188	$—	$—	$72,188
Clinical engineering solutions	22,119	—	—	22,119
Surgical services	—	15,059	—	15,059
Total revenues	94,307	15,059	—	109,366
Cost of Revenue
Cost of medical equipment solutions	32,288	—	—	32,288
Cost of clinical engineering solutions	17,869	—	—	17,869
Cost of surgical services	—	8,236	—	8,236
Medical equipment depreciation	17,698	1,397	—	19,095
Total costs of revenues	67,855	9,633	—	77,488
Gross margin	26,452	5,426	—	31,878
Selling, general and administrative	24,741	4,846	—	29,587
Restructuring, acquisition and integration expenses	512	—	—	512
Intangible asset impairment charge	34,900	—	—	34,900
Operating (loss) income	(33,701)	580	—	(33,121)
Equity in earnings of subsidiary	(335)	—	335	—
Interest expense	12,734	526	—	13,260
(Loss) income before income taxes and noncontrolling interest	(46,100)	54	(335)	(46,381)
Benefit for income taxes	(13,390)	(281)	—	(13,671)
Consolidated net (loss) income	(32,710)	335	(335)	(32,710)
Net income attributable to noncontrolling interest	—	131	—	131
Net (loss) income attributable to Universal Hospital Services, Inc.	$(32,710)	$204	$(335)	$(32,841)

Universal Hospital Services, Inc.

Consolidating Statements of Operations

(in thousands)

(unaudited)

	Six Months Ended June 30, 2015
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Revenue
Medical equipment solutions	$145,169	$—	$—	$145,169
Clinical engineering solutions	49,179	—	—	49,179
Surgical services	—	31,427	—	31,427
Total revenues	194,348	31,427	—	225,775
Cost of Revenue
Cost of medical equipment solutions	62,331	—	—	62,331
Cost of clinical engineering solutions	39,271	—	—	39,271
Cost of surgical services	—	16,902	—	16,902
Medical equipment depreciation	30,669	2,966	—	33,635
Total costs of revenues	132,271	19,868	—	152,139
Gross margin	62,077	11,559	—	73,636
Selling, general and administrative	52,018	9,171	—	61,189
(Gain) on settlement	(5,718)	—	—	(5,718)
Operating income	15,777	2,388	—	18,165
Equity in earnings of subsidiary	(759)	—	759	—
Interest expense	25,525	1,034	—	26,559
(Loss) income before income taxes and noncontrolling interest	(8,989)	1,354	(759)	(8,394)
(Benefit) provision for income taxes	(244)	595	—	351
Consolidated net (loss) income	(8,745)	759	(759)	(8,745)
Net income attributable to noncontrolling interest	—	220	—	220
Net (loss) income attributable to Universal Hospital Services, Inc.	$(8,745)	$539	$(759)	$(8,965)

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

Universal Hospital Services, Inc.

Consolidating Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended June 30, 2015				Six Months Ended June 30, 2015
	Parent	Subsidiary			Parent	Subsidiary
	Issuer	Guarantor	Consolidating		Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated	UHS	Surgical Services	Adjustments	Consolidated
Consolidated net (loss) income	$(1,779)	$573	$(573)	$(1,779)	$(8,745)	$759	$(759)	$(8,745)
Other comprehensive income:
Gain on minimum pension liability, net of tax	488	—	—	488	488	—	—	488
Total other comprehensive income	488	—	—	488	488	—	—	488
Comprehensive (loss) income	(1,291)	573	(573)	(1,291)	(8,257)	759	(759)	(8,257)
Comprehensive income attributable to noncontrolling interest	—	95	—	95	—	220	—	220
Comprehensive (loss) income attributable to Universal Hospital Services, Inc.	$(1,291)	$478	$(573)	$(1,386)	$(8,257)	$539	$(759)	$(8,477)

	Three Months Ended June 30, 2014				Six Months Ended June 30, 2014
	Parent	Subsidiary			Parent	Subsidiary
	Issuer	Guarantor	Consolidating		Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated	UHS	Surgical Services	Adjustments	Consolidated
Consolidated net (loss) income	$(32,710)	$335	$(335)	$(32,710)	$(42,262)	$(201)	$201	$(42,262)
Total other comprehensive income	—	—	—	—	—	—	—	—
Comprehensive (loss) income	(32,710)	335	(335)	(32,710)	(42,262)	(201)	201	(42,262)
Comprehensive income attributable to noncontrolling interest	—	131	—	131	—	261	—	261
Comprehensive (loss) income attributable to Universal Hospital Services, Inc.	$(32,710)	$204	$(335)	$(32,841)	$(42,262)	$(462)	$201	$(42,523)

Universal Hospital Services, Inc.

Consolidating Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30, 2015
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Cash flows from operating activities:
Consolidated net (loss) income	$(8,745)	$759	$(759)	$(8,745)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	34,717	3,598	—	38,315
Asset impairment charges	1,703	—	—	1,703
Amortization of intangibles, deferred financing costs and bond premium	4,890	1,642	—	6,532
Equity in earnings of subsidiary	(759)	—	759	—
Provision for doubtful accounts	28	26	—	54
Provision for inventory obsolescence	210	15	—	225
Non-cash share-based compensation expense	1,140	—	—	1,140
Gain on sales and disposals of equipment	(2,436)	(86)	—	(2,522)
Deferred income taxes	1,098	(990)	—	108
Changes in operating assets and liabilities:
Accounts receivable	(3,213)	(767)	—	(3,980)
Due from affiliates	(1,196)	—	1,196	—
Inventories	(410)	17	—	(393)
Other operating assets	610	59	—	669
Accounts payable	1,148	852	—	2,000
Other operating liabilities	5,788	(669)	—	5,119
Net cash provided by operating activities	34,573	4,456	1,196	40,225
Cash flows from investing activities:
Medical equipment purchases	(25,308)	(2,129)	—	(27,437)
Property and office equipment purchases	(2,417)	(16)	—	(2,433)
Proceeds from disposition of property and equipment	9,290	136	—	9,426
Acquisition	—	(2,600)	—	(2,600)
Net cash used in investing activities	(18,435)	(4,609)	—	(23,044)
Cash flows from financing activities:
Proceeds under senior secured credit facility	63,900	—	—	63,900
Payments under senior secured credit facility	(75,900)	—	—	(75,900)
Payments of principal under capital lease obligations	(3,635)	(519)	—	(4,154)
Distributions to noncontrolling interests	—	(240)	—	(240)
Contributions from new members to limited liability company	—	70	—	70
Dividend and equity distribution payments	(39)	—	—	(39)
Due to affiliates	—	1,196	(1,196)	—
Change in book overdrafts	(464)	(354)	—	(818)
Net cash used in financing activities	(16,138)	153	(1,196)	(17,181)
Net change in cash and cash equivalents	—	—	—	—
Cash and cash equivalents at the beginning of period	—	—	—	—
Cash and cash equivalents at the end of period	$—	$—	$—	$—

Universal Hospital Services, Inc.

Consolidating Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30, 2014
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Cash flows from operating activities:
Consolidated net loss	$(42,262)	$(201)	$201	$(42,262)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	39,579	3,274	—	42,853
Asset impairment charges	2,025	—	—	2,025
Intangible asset impairment charge	34,900	—	—	34,900
Amortization of intangibles, deferred financing costs and bond premium	5,378	1,661	—	7,039
Equity in loss of subsidiary	201	—	(201)	—
Provision for doubtful accounts	96	(11)	—	85
Provision for inventory obsolescence	(2)	40	—	38
Non-cash share-based compensation expense	421	117	—	538
Gain on sales and disposals of equipment	(1,295)	61	—	(1,234)
Deferred income taxes	(12,451)	(1,178)	—	(13,629)
Changes in operating assets and liabilities:
Accounts receivable	1,514	(704)	—	810
Due from (to) affiliates	(2,053)	2,053	—	—
Inventories	624	(1,100)	—	(476)
Other operating assets	(1,384)	(10)	—	(1,394)
Accounts payable	257	417	—	674
Other operating liabilities	2,664	(430)	—	2,234
Net cash provided by operating activities	28,212	3,989	—	32,201
Cash flows from investing activities:
Medical equipment purchases	(31,959)	(2,807)	—	(34,766)
Property and office equipment purchases	(2,413)	(147)	—	(2,560)
Proceeds from disposition of property and equipment	5,970	—	—	5,970
Purchases of noncontrolling interests	—	(34)	—	(34)
Net cash used in investing activities	(28,402)	(2,988)	—	(31,390)
Cash flows from financing activities:
Proceeds under senior secured credit facility	76,129	—	—	76,129
Payments under senior secured credit facility	(69,129)	—	—	(69,129)
Payments of principal under capital lease obligations	(2,750)	(679)	—	(3,429)
Distributions to noncontrolling interests	—	(295)	—	(295)
Dividend and equity distribution payments	(73)	—	—	(73)
Change in book overdrafts	(3,987)	(27)	—	(4,014)
Net cash provided by (used in) financing activities	190	(1,001)	—	(811)
Net change in cash and cash equivalents	—	—	—	—
Cash and cash equivalents at the beginning of period	—	—	—	—
Cash and cash equivalents at the end of period	$—	$—	$—	$—

16.Restructuring

We incurred restructuring expense of $0.5 and $1.8 million during the three months and six months ended June 30, 2014, respectively, the majority of which related to severances and other related expenses. We incurred no restructuring expense during the three months and six months ended June 30, 2015. As of December 31, 2014, we had $1.6 million of restructuring liability. For the six months ended June 30, 2015,  $1.1 million in restructuring charges was paid. No additional restructuring was recorded in the first two quarters of 2015 for new severance arrangements and the remaining liability of $0.4 million as of June 30, 2015 is expected to be paid out by the end of the first quarter of 2016 and is included in the Other accrued expenses in the Consolidated Balance Sheets. As of December 31, 2013, we had $0.3 million of restructuring liability. For the six months ended June 30, 2014, we incurred restructuring expense of $1.8 million and $1.2 million in restructuring charges was paid and the remaining $0.9 was a liability as of June 30, 2014.

17.Concentration

One customer accounted for approximately 14% of total revenue for the six months ended June 30, 2015 and 2014.

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

We commenced operations in 1939, originally incorporated in Minnesota in 1954 and reincorporated in Delaware in 2001. All of our outstanding capital stock is owned by UHS Holdco, Inc. (“Parent”), which acquired the Company in a recapitalization in May 2007.  Parent is owned by affiliates of Irving Place Capital Partners III SPV, L.P. (“IPC”) and certain current and former members of our management.

UHS delivers health care solutions through three segments: Medical Equipment Solutions (“MES”), Clinical Engineering Solutions (“CES”) and Surgical Services (“SS”). As of June 30, 2015, we owned or managed over 700,000 units of medical equipment consisting of approximately 400,000 owned or managed units in our MES segment, over 300,000 units of customer-owned equipment we managed in our CES segment and over 5,000 units of owned or managed mobile surgical equipment in our SS segment. Our diverse customer base includes more than 7,000 national, regional and local acute care hospitals and alternate site providers (such as long-term acute care hospitals, skilled nursing facilities, surgery centers, specialty hospitals, nursing homes and home care providers). We also have relationships with more than 200 medical device manufacturers, many of the nation’s largest group purchasing organizations (“GPOs”) and many health system integrated delivery networks (“IDNs”).  All of our solutions leverage our nationwide network of 83 district service centers, five CES Centers of Excellence and an additional five stand-alone SS service centers, together with our more than 75 years of experience managing and servicing all aspects of medical equipment.  Our fees are paid directly by our customers rather than by direct reimbursement from third-party payors, such as private insurers, Medicare or Medicaid.

We report our financial results in three segments. Our reporting segments consist of MES, CES and SS. We evaluate the performance of our reportable segments based on gross margin. The accounting policies of the individual reportable segments are the same as those of the entire company.

In 2014, a supplier ceased distribution of one of their products in the United States following a request from the FDA. On May 7, 2015, the Company entered into an agreement with the former supplier resolving all matters related to the cessation of our commercial relationships with each other. The Company has received $6.6 million through June 30, 2015 and expects to receive approximately $0.9 million in net cash in the third quarter of 2015 after settling all open receivables and payables between the two parties and return of relevant product. Excluding the May 7, 2015 agreement with the former supplier, the net loss in revenue in the first six months was approximately $7.8 million and the total impact in 2015 is estimated at approximately $8 to $9 million.  The cash impact to gross margin in the first six months was approximately $2.8 million and the total impact in 2015 is estimated at approximately $3 to $3.5 million.

The Company was notified in 2014 that a national group purchasing organization awarded a sole source agreement to a competitor under agreements that expired on December 31, 2014.  The loss in revenue was approximately $4.8 million in the first six months and the total impact in 2015 is estimated at $10 to $15 million. The gross margin impact, while difficult to estimate given the fixed nature of the expense base, was approximately $3.5 million in the first six months and the total impact in 2015 is estimated at approximately $7 to $11 million.

Medical Equipment Solutions

Our MES segment accounted for $71.1 and $72.2 million, or approximately 63.3% and 66.0% of our revenues, for the three months ended June 30, 2015 and 2014, respectively and $145.2 and $148.9 million, or approximately 64.3% and

66.9% of our revenues, for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015,  the MES segment owned or managed approximately 400,000 units of medical equipment ranging across many clinical categories, manufacturers and models.  These solutions are provided primarily to hospitals and other acute care providers for use through their facilities, including the emergency room, operating room, critical care, intensive care, rehabilitation and general patient care areas.

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

Clinical Engineering Solutions

Our CES segment accounted for $24.8 and $22.1 million, or approximately 22.1% and 20.2% of our revenues, for the three months ended June 30, 2015 and 2014, respectively and $49.2 and $44.8 million, or approximately 21.8% and 20.1% of our revenues, for the six months ended June 30, 2015 and 2014, respectively. We offer a broad range of inspection, preventive maintenance, repair, logistic and consulting services through our team of over 380 technicians and professionals located throughout the United States in our nationwide network of service centers.  We managed over 300,000 units of customer owned equipment as of June 30, 2015.  In addition, as of June 30, 2015, we serviced approximately 400,000 units that we own or directly manage in our MES segment.

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

Surgical Services

Our SS segment accounted for $16.4 and $15.1 million, or approximately 14.6% and 13.8% of our revenues, for the three months ended June 30, 2015 and 2014,  respectively and $31.4 and $29.0 million, or approximately 13.9% and 13.0% of our revenues, for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, we owned or managed over 5,000 units of mobile surgical equipment in our SS segment, primarily used in the practice of general surgery, orthopedic surgery, otolaryngology, urology, obstetrics, gynecology, podiatry, dermatology and plastic/cosmetics.

SS provides high end, state-of-the-art surgical equipment and associated products along with trained and certified Surgical Equipment Technologists (“technologists”) to assist in the procedural operation of the equipment. We provide these services to over 1,000 acute care hospitals and surgery centers through our nationwide network of 83 district service centers and an additional five stand-alone SS service centers. Our technologists work in the operating room (“O.R.”) and support physicians and O.R. personnel. The services are offered on a per-procedure basis. Our technologists deliver, set up, and create a safe environment for hospital and clinical personnel operating the equipment and provide all necessary disposable materials needed. Our technologists work closely with our customers to confirm that all certifications and credentials meet requirements to provide on-site services. Our technologists also assist customers in the operation of facility-owned assets and supplement the training and staffing of their personnel.  As of June 30, 2015, SS provided solutions in 41 states.

We have two primary solutions in our SS segment:

•	On-Demand and Scheduled Usage Solutions; and
•	360 On-site Managed Solutions.

RESULTS OF OPERATIONS

The following discussion addresses:

•	our financial condition as of June 30, 2015 and
•	the results of operations for the three-month and six-month periods ended June 30, 2015 and 2014.

This discussion should be read in conjunction with the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in our 2014 Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

The following table provides information on the percentages of certain items of selected financial data compared to total revenues for the three-month and six-month periods ended June 30, 2015 and 2014.  The table below also indicates the percentage increase or decrease over the prior comparable period.

	Percent to Total Revenues		Percent	Percent to Total Revenues		Percent
	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
Revenue
Medical equipment solutions	63.3%	66.0%	(1.5)%	64.3%	66.9%	(2.5)%
Clinical engineering solutions	22.1	20.2	12.0	21.8	20.1	9.8
Surgical services	14.6	13.8	9.0	13.9	13.0	8.4
Total revenues	100.0%	100.0%	2.7	100.0%	100.0%	1.4
Cost of Revenue
Cost of medical equipment solutions	27.7	29.5	(3.8)	27.6	29.5	(5.2)
Cost of clinical engineering solutions	17.8	16.3	12.2	17.4	16.1	9.7
Cost of surgical services	7.8	7.5	5.9	7.5	7.4	2.8
Medical equipment depreciation	13.8	17.5	(18.8)	14.9	17.2	(12.0)
Total costs of revenues	67.1	70.8	(2.8)	67.4	70.2	(2.6)
Gross margin	32.9	29.2	16.0	32.6	29.8	10.7
Selling, general and administrative	27.6	27.1	4.9	27.1	26.4	3.9
(Gain) on settlement	(5.1)	—	*	(2.5)	—	*
Restructuring, acquisition and integration expenses	—	0.5	*	—	0.8	*
Intangible asset impairment charge	—	31.9	*	—	15.7	*
Operating income	10.4	(30.3)	*	8.0	(13.1)	*
Interest expense	11.8	12.1	(0.1)	11.8	12.0	(0.4)
Loss before income taxes and noncontrolling interest	(1.4)	(42.4)	(96.6)	(3.8)	(25.1)	(84.9)
Provision for income taxes	0.2	(12.5)	*	0.2	(6.0)	*
Consolidated net loss	(1.6)%	(29.9)%	(94.6)	(4.0)%	(19.1)%	(79.3)

*Not meaningful

Consolidated Results of Operations for the three months ended June 30, 2015 compared to the three months ended June 30, 2014

Total Revenue

Total revenue for the three months ended June 30, 2015 was $112.3 million, compared to $109.4 million for the three months ended June 30, 2014, an increase of $2.9 million or 2.7%.  The net increase was primarily due to additional revenue within our MES segment related to growth in our supplemental rental services of $2.6 million, growth in our 360 On-site Managed Solutions (“360 solutions”) of $2.8 million, growth in our CES segment of $2.6 million related to growth in our 360 solutions and growth in our SS segment of $1.4 million. These increases were partially offset by the decline in NPWT device rental and disposable sales of $3.8 million due to the interruption of the commercial distribution of a NPWT product line and $2.8 million due to customer transitions from the loss of the national GPO contract.

Cost of Revenue

Total cost of revenue for the three months ended June 30, 2015 was $75.3 million compared to $77.5 million for the three months ended June 30, 2014, a decrease of $2.2 million or 2.8%. The decrease was primarily in our MES segment due to decreases in cost of disposable sales of $1.8 million and other rental costs of $1.4 million and a decrease in medical equipment depreciation of $3.6 million. The decreases were partially offset by the increase in our MES segment due to increases in 360 solutions cost of $1.4 million and an increase in our CES 360 solutions cost of $2.2 million corresponding with the 360 solutions revenue growth.

Gross Margin

Total gross margin for the three months ended June 30, 2015 was $37.0 million, or 32.9% of total revenues, compared to $31.9 million, or 29.2% of total revenues, for the three months ended June 30, 2014, an increase of $5.1 million or 16.0%.  The increase in gross margin as a percent of revenue for the quarter was primarily impacted by a business mix shift from lower margin disposable sales to higher margin 360 solutions in the MES segment, coupled with positive operating leverage from volume growth and some shift to higher margin modalities in the SS portions of the business. In addition, the gross margin increase in the CES segment was primarily impacted by lower vendor expense. CES gross margin percentage will fluctuate based on the variability of third-party vendor expenses in our 360 solutions and supplemental service programs.

Medical Equipment Solutions

(in thousands)

	Three Months Ended
	June 30,
	2015	2014	Change	% Change
Total revenue	$71,084	$72,188	$(1,104)	(1.5)%
Cost of revenue	31,053	32,288	(1,235)	(3.8)
Medical equipment depreciation	14,009	17,698	(3,689)	(20.8)
Gross margin	$26,022	$22,202	$3,820	17.2
Gross margin %	36.6%	30.8%

Total revenue in the MES segment decreased $1.1 million, or 1.5%, to $71.1 million in the second quarter of 2015 as compared to the same period of 2014.  The decrease was primarily due to the decline in NPWT device rental and disposable sales due to the interruption of the commercial distribution of a NPWT product line of approximately $3.8 million and the transition of certain customers related to the loss of the national GPO contract of $2.8 million. The decrease was partially offset by growth in our 360 solutions from both new programs and expansion of existing programs of $2.8 million and growth in our supplemental rental services of $2.6 million. Many of our 360 Solution customers utilize more than one of our equipment management program offerings in areas such as infusion, patient handling and negative pressure wound therapy. As of June 30, 2015, we had 226 such active programs, up from 209 as of December 31, 2014.

Total cost of revenue in the segment decreased $1.2 million, or 3.8%, to $31.1 million in the second quarter of 2015 as compared to the same period of 2014.  This decrease was due to lower cost of disposable sales of $1.8 million and decrease in rental cost of $1.4 million largely due to lower payroll, vehicle and freight expenses. The decrease was partially offset by an increase in costs to support growth in our 360 solutions of $1.4 million largely due to increases in employee related expense of $0.9 million.

Medical equipment depreciation decreased $3.7 million, or 20.8%, to $14.0 million in the second quarter of 2015 as compared to the same period of 2014. The decrease in medical equipment depreciation was primarily due to reduced depreciation resulting from disposals of certain medical equipment and lower capital expenditures.

Gross margin percentage for the MES segment increased from 30.8% in the second quarter of 2014 to 36.6% in the same period of 2015. Gross margin rate was impacted by the lower depreciation, growth in our 360 solutions and a business mix shift from lower margin disposable sales to higher margin 360 solutions.

Future revenue will continue to be negatively impacted by the loss of revenues resulting from the interruption of the commercial distribution of a NPWT product line and the loss of the agreement related to a national GPO.

Clinical Engineering Solutions

(in thousands)

	Three Months Ended
	June 30,
	2015	2014	Change	% Change
Total revenue	$24,784	$22,119	$2,665	12.0%
Cost of revenue	20,041	17,869	2,172	12.2
Gross margin	$4,743	$4,250	$493	11.6
Gross margin %	19.1%	19.2%

Total revenue in the CES segment increased $2.7 million, or 12.0%, to $24.8 million in the second quarter of 2015 as compared to the same period of 2014. The increase was primarily due to growth in our managed 360 solutions.  As of June 30, 2015, we had 360 solutions implemented in 172 programs in our CES segment, up from 144 programs as of December 31, 2014.

Total cost of revenue in the segment increased $2.2 million, or 12.2%, to $20.0 million in the second quarter of 2015 as compared to the same period of 2014. The increase is primarily attributable to increases in vendor expenses and employee related costs to support the revenue growth and mix shifts in type of service provided to customers.

Gross margin percentage for the CES segment decreased from 19.2% in the second quarter of 2014 to 19.1% in the same period of 2015. Gross margin percentage will fluctuate based on the variability of third-party vendor expenses in our 360 solutions and supplemental service programs.

Surgical Services

(in thousands)

	Three Months Ended
	June 30,
	2015	2014	Change	% Change
Total revenue	$16,421	$15,059	$1,362	9.0%
Cost of revenue	8,722	8,236	486	5.9
Medical equipment depreciation	1,492	1,397	95	6.8
Gross margin	$6,207	$5,426	$781	14.4
Gross margin %	37.8%	36.0%

Total revenue in the SS segment increased $1.4 million, or 9.0%, to $16.4 million in the second quarter of 2015 as compared to the same period of 2014. The increase was primarily driven by organic growth in our surgical services business of $1.1 million and from a May 2015 acquisition of $0.3 million.

Total cost of revenue in the segment increased $0.5 million, or 5.9%, to $8.7 million in the second quarter of 2015 as compared to the same period of 2014. The increase was primarily attributable to an increase in employee related costs to support growth in our surgical services business.

Medical equipment depreciation increased $0.1 million, or 6.8%, to $1.5 million in the second quarter of 2015 as compared to the same period of 2014. The increase was primarily due to additional medical equipment purchased.

Gross margin percentage for the SS segment increased from 36.0% in the second quarter of 2014 to 37.8% in the same period of 2015. The increase in gross margin percentage was primarily driven by both positive operating leverage from volume growth and some shift to higher margin modalities.

Selling, General and Administrative, Gain on Settlement, Restructuring, Acquisition and Integration Expenses, Intangible Asset Impairment Charge and Interest Expense

(in thousands)

	Three Months Ended
	June 30,
	2015	2014	Change	% Change
Selling, general and administrative	$31,038	$29,587	$1,451	4.9%
(Gain) on settlement	(5,718)	—	(5,718)	*
Restructuring, acquisition and integration expenses	—	512	(512)	*
Intangible asset impairment charge	—	34,900	(34,900)	*
Interest expense	13,249	13,260	(11)	(0.1)

*Not meaningful

Selling, General and Administrative

Selling, general and administrative expense increased $1.5 million, or 4.9%, to $31.0 million for the second quarter of 2015 as compared to the same period of 2014. The increase was primarily due to increases in consulting fees, share-based compensation expense and legal fees.

Selling, general and administrative expense as a percentage of total revenue was 27.6% and 27.1% for the quarter ended June 30, 2015 and 2014, respectively.

Gain on Settlement

Gain on settlement of $5.7 million for the second quarter of 2015 was related to a settlement with our former supplier resolving all matters related to the cessation of our commercial relationships with each other.

Restructuring, Acquisition and Integration Expenses

Restructuring, acquisition and integration expenses for the second quarter of 2014 was primarily due to additional changes to realign the management team.

Intangible Asset Impairment Charge

During the second quarter of 2014, the Company became aware that future financial results of the Company will be negatively impacted by the loss of revenues resulted by pending FDA 510(k) clearances on a NPWT product line and the loss of the agreement related to a national GPO. The Company applied a fair value based impairment test to the net book value of goodwill and intangible assets with indefinite lives on an annual basis and on an interim basis if events or circumstances indicate that an impairment loss may have occurred. The review of indefinite-life intangibles for impairment during the second quarter of 2014 indicated that the carrying value of trade names in the MES segment exceeded its estimated fair values. As a result, the Company performed an interim impairment test and recorded a non-cash impairment charge of $34.9 million for the second quarter of 2014.

Interest Expense

Interest expense decreased $0.01 million to $13.2 million for the second quarter of 2015 as compared to the same period of 2014.

Income Taxes

Income taxes were an expense of $0.2 and a benefit of 13.7 million for the three months ended June 30, 2015 and 2014, respectively. The tax expense for the three months ended June 30, 2015 primarily related to state minimum fees. The tax benefit for the three months ended June 30, 2014 primarily related to intangible asset impairment charge, partially offset by state minimum fees. The Company will continue to incur deferred tax expense in the future as tax amortization occurs. The expected tax benefit from operating loss during the three months ended June 30, 2015 was offset by the recording of additional valuation allowance. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

Consolidated Net Loss

Consolidated net loss decreased $30.9 million to $1.8 million in the second quarter of 2015 as compared to the same period of 2014.  Net loss was impacted by higher margin rates as well as the decrease in medical equipment depreciation, gain on settlement and no intangible asset impairment charge during the second quarter of 2015.

Consolidated Results of Operations for the six months ended June 30, 2015 compared to the six months ended June 30, 2014

Total Revenue

Total revenue for the six months ended June 30, 2015 was $225.8 million, compared to $222.7 million for the six months ended June 30, 2014, an increase of $3.1 million or 1.4%.  The net increase was primarily due to additional revenue within our MES segment related to growth in our 360 solutions of $5.4 million and supplemental rental services of $3.5 million,  growth in our CES segment of $4.4 million related to growth in our 360 solutions and growth in our SS segment of $2.4 million. These increases were partially offset by the decline in NPWT device rental and disposable sales of $7.8 million due to the interruption of the commercial distribution of a NPWT product line and $4.8 million due to customer transitions from the loss of the national GPO contract.

Cost of Revenue

Total cost of revenue for the six months ended June 30, 2015 was $152.1 million compared to $156.2 million for the six months ended June 30, 2014, a decrease of $4.1 million or 2.6%. The decrease was primarily in our MES segment due to decreases in cost of disposable sales of $3.7 million and other rental costs of $3.5 million and a decrease in medical equipment depreciation of $4.6 million. The decreases were partially offset by the increase in our MES segment due to increases in 360 solutions cost of $3.6 million and an increase in our CES 360 solutions cost of $3.5 million corresponding with the 360 solutions revenue growth.

Gross Margin

Total gross margin for the six months ended June 30, 2015 was $73.6 million, or 32.6% of total revenues, compared to $66.5 million, or 29.8% of total revenues, for the six months ended June 30, 2014, an increase of $7.1 million or 10.7%.  The increase in gross margin as a percent of revenue was primarily impacted by a business mix shift from lower margin disposable sales to higher margin 360 solutions in the MES segment, coupled with positive operating leverage from volume growth and a partial shift to higher margin modalities in the SS portions of the business. In addition, the gross margin increase in the CES segment was primarily impacted by lower vendor expense. CES gross margin percentage will fluctuate based on the variability of third-party vendor expenses in our 360 solutions and supplemental service programs.

Medical Equipment Solutions

(in thousands)

	Six Months Ended
	June 30,
	2015	2014	Change	% Change
Total revenue	$145,169	$148,910	$(3,741)	(2.5)%
Cost of revenue	62,331	65,716	(3,385)	(5.2)
Medical equipment depreciation	30,669	35,504	(4,835)	(13.6)
Gross margin	$52,169	$47,690	$4,479	9.4
Gross margin %	35.9%	32.0%

Total revenue in the MES segment decreased $3.7 million, or 2.5%, to $145.2 million in the first six months of 2015 as compared to the same period of 2014.  The decrease was primarily due to the decline in NPWT device rental and disposable sales due to the interruption of the commercial distribution of a NPWT product line of approximately $7.8 million and the transition of certain customers related to the loss of the national GPO contract of $4.8 million. The decrease was partially offset by growth in our 360 solutions from both new programs and expansion of existing programs of $5.4 million and growth in supplemental rental services of $3.5 million. Many of our 360 Solution customers utilize more than one of our equipment management program offerings in areas such as infusion, patient handling and negative pressure wound therapy. As of June 30, 2015, we had 226 such active programs, up from 209 as of December 31, 2014.

Total cost of revenue in the segment decreased $3.4 million, or 5.2%, to $62.3 million in the first six months of 2015 as compared to the same period of 2014.  This decrease was due to lower cost of disposable sales of $3.7 million and decrease in rental cost of $3.5 million largely due to lower payroll, vehicle and freight expenses. The decrease was partially offset by an increase in costs to support growth in our 360 solutions of $3.6 million largely due to increases in employee related expense of $1.7 million and repair parts of $0.5 million.

Medical equipment depreciation decreased $4.8 million, or 13.6%, to $30.7 million in the first six months of 2015 as compared to the same period of 2014. The decrease in medical equipment depreciation was primarily due to reduced depreciation resulting from disposals of certain medical equipment and lower capital expenditures.

Gross margin percentage for the MES segment increased from 32.0% in the first six months of 2014 to 35.9% in the same period of 2015. Gross margin rate was impacted by the lower depreciation, growth in our 360 solutions and a business mix shift from lower margin disposable sales to higher margin 360 solutions.

Future revenue will continue to be negatively impacted by the loss of revenues resulting from the interruption of the commercial distribution of a NPWT product line and the loss of the agreement related to a national GPO.

Clinical Engineering Solutions

(in thousands)

	Six Months Ended
	June 30,
	2015	2014	Change	% Change
Total revenue	$49,179	$44,788	$4,391	9.8%
Cost of revenue	39,271	35,784	3,487	9.7
Gross margin	$9,908	$9,004	$904	10.0
Gross margin %	20.1%	20.1%

Total revenue in the CES segment increased $4.4 million, or 9.8%, to $49.2 million in the first six months of 2015 as compared to the same period of 2014. The increase was primarily due to growth in our managed 360 solutions.  As of June 30, 2015, we had 360 solutions implemented in 172 programs in our CES segment, up from 144 programs as of December 31, 2014.

Total cost of revenue in the segment increased $3.5 million, or 9.7%, to $39.3 million in the first six months of 2015 as compared to the same period of 2014. The increase is primarily attributable to increases in vendor expenses and employee related costs to support the revenue growth and mix shifts in type of service provided to customers.

Gross margin percentage for the CES segment remained flat at 20.1% in the first six months of 2014 and 2015.

Surgical Services

(in thousands)

	Six Months Ended
	June 30,
	2015	2014	Change	% Change
Total revenue	$31,427	$29,004	$2,423	8.4%
Cost of revenue	16,902	16,436	466	2.8
Medical equipment depreciation	2,966	2,727	239	8.8
Gross margin	$11,559	$9,841	$1,718	17.5
Gross margin %	36.8%	33.9%

Total revenue in the SS segment increased $2.4 million, or 8.4%, to $31.4 million in the first six months of 2015 as compared to the same period of 2014. The increase was driven primarily by organic growth in our surgical services business.

Total cost of revenue in the segment increased $0.5 million, or 2.8%, to $16.9 million in the first six months of 2015 as compared to the same period of 2014. The increase was primarily attributable to an increase in employee related costs to support growth in our surgical services business.

Medical equipment depreciation increased $0.2 million, or 8.8%, to $3.0 million in the first six months of 2015 as compared to the same period of 2014. The increase was primarily due to additional medical equipment purchased.

Gross margin percentage for the SS segment increased from 33.9% in the first six months of 2014 to 36.8% in the same period of 2015. The increase in gross margin percentage was primarily driven by both positive operating leverage from volume growth and some shift to higher margin modalities.

Selling, General and Administrative, Gain on Settlement, Restructuring, Acquisition and Integration Expenses, Intangible Asset Impairment Charge and Interest Expense

(in thousands)

	Six Months Ended
	June 30,
	2015	2014	Change	% Change
Selling, general and administrative	$61,189	$58,877	$2,312	3.9%
(Gain) on settlement	(5,718)	—	(5,718)	*
Restructuring, acquisition and integration expenses	—	1,820	(1,820)	*
Intangible asset impairment charge	—	34,900	(34,900)	*
Interest expense	26,559	26,656	(97)	(0.4)

*Not meaningful

Selling, General and Administrative

Selling, general and administrative expense increased $2.3 million, or 3.9%, to $61.2 million for the first six months of 2015 as compared to the same period of 2014. The increase was primarily due to increases in consulting and legal fees and share-based compensation expense.

Selling, general and administrative expense as a percentage of total revenue was 27.1% and 26.4% for the six months ended June 30, 2015 and 2014, respectively.

Gain on Settlement

Gain on settlement of $5.7 million for the first six months of 2015 was related to a settlement with our former supplier resolving all matters related to the cessation of our commercial relationships with each other.

Restructuring, Acquisition and Integration Expenses

Restructuring, acquisition and integration expenses for the first six months of 2014 was primarily due to additional changes to realign the management team.

Intangible Asset Impairment Charge

During the second quarter of 2014, the Company became aware that future financial results of the Company will be negatively impacted by the loss of revenues resulted by pending FDA 510(k) clearances on a NPWT product line and the loss of the agreement related to a national GPO. The Company applied a fair value based impairment test to the net book value of goodwill and intangible assets with indefinite lives on an annual basis and on an interim basis if events or circumstances indicate that an impairment loss may have occurred. The review of indefinite-life intangibles for impairment during the second quarter of 2014 indicated that the carrying value of trade names in the MES segment exceeded its estimated fair values. As a result, the Company performed an interim impairment test and recorded a non-cash impairment charge of $34.9 million for the six months ended June 30, 2014.

Interest Expense

Interest expense decreased $0.1 million to $26.6 million for the first six months of 2015 as compared to the same period of 2014.

Income Taxes

Income taxes were an expense of $0.4 and a  benefit of $13.5 million for the six months ended June 30, 2015 and 2014, respectively. The tax expense for the six months ended June 30, 2015 primarily related to state minimum fees. The tax benefit for the six months ended June 30, 2014 primarily related to intangible asset impairment charge, partially offset by state minimum fees. The Company will continue to incur deferred tax expense in the future as tax amortization occurs. The expected tax benefit from operating loss during the six months ended June 30, 2015 was offset by the recording of additional valuation allowance. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

Consolidated Net Loss

Consolidated net loss decreased $33.5 million to $8.7 million in the first six months of 2015 as compared to the same period of 2014.  Net loss was impacted by higher margin rates as well as the decrease in medical equipment depreciation, gain on settlement and no intangible asset impairment charge during 2015.

EBITDA

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was $64.1 and $22.2 million for the six months ended June 30, 2015 and 2014, respectively.  EBITDA for the six months ended June 30, 2015, was impacted by gain on settlement with a former supplier and no intangible asset impairment charge during 2015.

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

	Six Months Ended
	June 30,
(in thousands)	2015	2014
Net loss attributable to Universal Hospital Services, Inc.	$(8,965)	$(42,523)
Interest expense	26,559	26,656
Provision (benefit) for income taxes	351	(13,456)
Depreciation and amortization of intangibles	46,166	51,482
EBITDA	$64,111	$22,159

Other Financial Data:
Net cash provided by operating activities	$40,225	$32,201
Net cash used in investing activities	(23,044)	(31,390)
Net cash used in financing activities	(17,181)	(811)

Other Operating Data (as of end of period):
Medical equipment (approximate number of owned outsourcing units)	254,000	269,000
District service centers	83	83
SS stand-alone service centers	5	7
Centers of Excellence	5	6

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

Future cash flows from operations will continue to be negatively impacted by the loss of revenues resulting from the interruption of the commercial distribution of a NPWT product line and the loss of the agreement related to a national GPO.

Net cash provided by operating activities was $40.2 and $32.2 million for the six months ended June 30, 2015 and 2014, respectively. The increase in net cash provided by operating activities was primarily from the decrease in net loss in 2015.

Net cash used in investing activities was $23.0 and $31.4 million for the six months ended June 30, 2015 and 2014, respectively.  The decrease in net cash used in investing activities was primarily due to higher proceeds from sale of medical equipment and lower medical equipment purchases during 2015 compared to the same period of 2014.

Net cash used in financing activities was $17.2 and $0.8 million for the six months ended June 30, 2015 and 2014, respectively.  The increase in net cash used in financing activities was primarily due to lower net borrowings in 2015 compared to the same period of 2014.

Based on the level of operating performance expected in 2015, we believe our cash from operations and additional borrowings under our senior secured credit facility, will meet our liquidity needs for the foreseeable future, exclusive of any borrowings that we may make to finance potential acquisitions.  However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could be adversely affected.  As of June 30, 2015, we had $140.7 million of availability under the senior secured credit facility based on a borrowing base of $171.6 million less borrowings of $27.0 million and after giving effect to $3.9 million used for letters of credit.  As of June 30, 2014, we had $137.4 million of availability under the senior secured credit facility based on a borrowing base of $196.7 million less borrowings of $55.1 million and after giving effect to $4.2 million used for letters of credit.

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

Interest Rates

We use both fixed and variable rate debt as sources of financing.  At June 30, 2015, we had approximately $700.0 million of total debt outstanding of which $27.0 million was bearing interest at variable rates. Based on variable debt levels at June 30, 2015, a 1.0 percentage point change in interest rates on variable rate debt would have resulted in annual interest expense fluctuating by approximately $0.3 million.

Fuel Costs

We are also exposed to market risks related to changes in the price of gasoline used to fuel our fleet of delivery and sales vehicles.  A hypothetical 10% increase in the first six months of 2015 average price of unleaded gasoline, assuming gasoline usage levels for the six months ended June 30, 2015, would lead to an annual increase in fuel costs of approximately $0.4 million.

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

Other Market Risk

As of June 30, 2015, we have no other material exposure to market risk.

Item 4.  Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.

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

101

Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 12, 2015

Universal Hospital Services, Inc.

By	/s/ Thomas J. Leonard
Thomas J. Leonard
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

By	/s/ James B. Pekarek
James B. Pekarek
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)