Form 10-Q
period 2015-09-30
UNIVERSAL HOSPITAL SERVICES INC
filed 2015-11-09
CIK 886171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2015

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 000-20086

UNIVERSAL HOSPITAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0760940
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6625 West 78th Street, Suite 300

Minneapolis, Minnesota 55439-2604

(Address of principal executive offices, including zip code)

(952) 893-3200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Number of shares of common stock outstanding as of November  9, 2015:  1,000

Universal Hospital Services, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements — Unaudited

Universal Hospital Services, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share information)

(unaudited)

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts of $1,800 at September 30, 2015 and $2,035 at December 31, 2014	$68,581	$66,256
Inventories	8,097	7,991
Deferred income taxes, net	1,181	1,273
Other current assets	6,256	7,671
Total current assets	84,115	83,191
Property and equipment:
Medical equipment	587,730	591,100
Property and office equipment	84,627	84,454
Accumulated depreciation	(460,738)	(445,481)
Total property and equipment, net	211,619	230,073
Other long-term assets:
Goodwill	336,595	335,577
Other intangibles, net	165,282	172,905
Other, primarily deferred financing costs, net	10,286	12,166
Total assets	$807,897	$833,912
Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$5,108	$5,640
Book overdrafts	6,451	5,944
Accounts payable	28,685	30,114
Accrued compensation	18,206	15,108
Accrued interest	6,568	18,823
Dividend payable	28	39
Other accrued expenses	14,977	11,586
Total current liabilities	80,023	87,254
Long-term debt, less current portion	701,222	704,546
Pension and other long-term liabilities	11,626	12,428
Payable to Parent	26,785	24,911
Deferred income taxes, net	53,838	53,520
Commitments and contingencies (Note 10)
Deficit
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Additional paid-in capital	214,514	214,514
Accumulated deficit	(272,051)	(254,418)
Accumulated other comprehensive loss	(8,330)	(9,062)
Total Universal Hospital Services, Inc. deficit	(65,867)	(48,966)
Noncontrolling interest	270	219
Total deficit	(65,597)	(48,747)
Total liabilities and deficit	$807,897	$833,912

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue
Medical equipment solutions	$68,985	$67,861	$214,154	$216,771
Clinical engineering solutions	25,401	23,717	74,581	68,505
Surgical services	16,727	14,887	48,154	43,890
Total revenues	111,113	106,465	336,889	329,166
Cost of Revenue
Cost of medical equipment solutions	30,134	32,204	92,466	97,919
Cost of clinical engineering solutions	20,063	18,670	59,333	54,454
Cost of surgical services	8,780	7,982	25,681	24,418
Medical equipment depreciation	16,590	17,766	50,225	55,996
Total costs of revenues	75,567	76,622	227,705	232,787
Gross margin	35,546	29,843	109,184	96,379
Selling, general and administrative	30,633	26,539	91,825	85,416
(Gain) on settlement	—	—	(5,718)	—
Restructuring, acquisition and integration expenses	—	—	—	1,820
Intangible asset impairment charge	—	—	—	34,900
Operating income (loss)	4,913	3,304	23,077	(25,757)
Interest expense	13,250	13,264	39,810	39,922
Loss before income taxes and noncontrolling interest	(8,337)	(9,960)	(16,733)	(65,679)
Provision (benefit) for income taxes	210	225	559	(13,232)
Consolidated net loss	(8,547)	(10,185)	(17,292)	(52,447)
Net income attributable to noncontrolling interest	121	103	341	364
Net loss attributable to Universal Hospital Services, Inc.	$(8,668)	$(10,288)	$(17,633)	$(52,811)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Consolidated net loss	$(8,547)	$(10,185)	$(17,292)	$(52,447)
Other comprehensive income:
Gain on minimum pension liability, net of tax of $0	244	—	732	—
Total other comprehensive income	244	—	732	—
Comprehensive loss	(8,303)	(10,185)	(16,560)	(52,447)
Comprehensive income attributable to noncontrolling interest	121	103	341	364
Comprehensive loss attributable to Universal Hospital Services, Inc.	$(8,424)	$(10,288)	$(16,901)	$(52,811)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Consolidated net loss	$(17,292)	$(52,447)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	57,413	64,120
Asset impairment charges	2,339	2,025
Intangible asset impairment charge	—	34,900
Amortization of intangibles, deferred financing costs and bond premium	9,664	10,359
Provision for doubtful accounts	208	658
Provision for inventory obsolescence	299	(27)
Non-cash share-based compensation expense	1,902	801
Gain on sales and disposals of equipment	(3,547)	(1,791)
Deferred income taxes	697	(13,545)
Changes in operating assets and liabilities:
Accounts receivable	(2,533)	1,667
Inventories	(405)	(253)
Other operating assets	542	(2,137)
Accounts payable	595	221
Other operating liabilities	(6,636)	(9,274)
Net cash provided by operating activities	43,246	35,277
Cash flows from investing activities:
Medical equipment purchases	(38,771)	(44,563)
Property and office equipment purchases	(3,148)	(3,610)
Proceeds from disposition of property and equipment	10,799	6,996
Acquisition	(2,600)	—
Purchases of noncontrolling interests	—	(46)
Net cash used in investing activities	(33,720)	(41,223)
Cash flows from financing activities:
Proceeds under senior secured credit facility	104,952	123,400
Payments under senior secured credit facility	(108,900)	(107,200)
Payments of principal under capital lease obligations	(5,756)	(5,199)
Distributions to noncontrolling interests	(360)	(436)
Contributions from new members to limited liability company	70	—
Dividend and equity distribution payments	(39)	(73)
Change in book overdrafts	507	(4,546)
Net cash (used in) provided by financing activities	(9,526)	5,946
Net change in cash and cash equivalents	—	—
Cash and cash equivalents at the beginning of period	—	—
Cash and cash equivalents at the end of period	$—	$—
Supplemental cash flow information:
Interest paid	$51,432	$51,528
Income taxes paid	728	318
Non-cash activities:
Medical equipment purchases included in accounts payable (at end of period)	$10,906	$10,973
Capital lease additions	7,108	1,038

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

The interim consolidated financial statements presented herein as of September 30, 2015, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  These adjustments are all of a normal, recurring nature.  The results of operations for any interim period are not necessarily indicative of results for the full year.

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

A description of our significant accounting policies is included in our 2014 Annual Report on Form 10-K. There have been no material changes to these policies for the quarter ended September 30, 2015.

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

2.Recent Accounting Pronouncements

Standards Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in the GAAP when it becomes effective. The new standard is effective beginning after December 15, 2016 and interim periods within those years. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting. On July 9, 2015, the FASB approved a one-year deferral of the effective date for ASU 2014-09, but would permit companies to adopt the standard as of the original effective date.

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

In July 2015, the FASB issued ASU No. 2015-11 Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-03 changes the measurement principle for inventory from lower of cost or market to lower of cost and net realizable value for entities that do not measure inventory using the last in, first out or retail inventory method. The ASU also eliminates the requirement for these entities to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

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

4.Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 are summarized in the following table by type of inputs applicable to the fair value measurements:

	Fair Value at September 30, 2015				Fair Value at December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Contingent Consideration	$—	$—	$622	$622	$—	$—	$143	$143

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

During 2012, we recorded a contingent consideration liability, in the form of an earn-out payment, related to our acquisitions. During 2015, we recorded a holdback liability related to our acquisition. The contingent consideration and holdback payments are based on achieving certain revenue results. The fair value of the liability was estimated using a discounted cash flow approach with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement.  The significant inputs in the Level 3 measurement not supported by market activity included our assessments of expected future cash flows during the earn-out period, related to the assets acquired, appropriately discounted considering the uncertainties associated with the obligation, and calculated based on estimated revenues in accordance with the terms of the agreements. During the three months ended September 30, 2015 and 2014, we paid $0 and $0.02 million, respectively, in earn-outs.  During the nine months ended September 30, 2015 and 2014, we paid $0.02 and $0.06 million, respectively, in earn-outs.

The assumptions used in preparing the discounted cash flow analysis included estimates of interest rates and the timing and amount of incremental cash flows.

A reconciliation of the beginning and ending balance for the Level 3 measurement are as follows:

(in thousands)
Balance at December 31, 2014	$143
Addition	500
Payments	(21)
Balance at September 30, 2015	$622

We recorded $0.6 and $0 million during the three months ended September 30, 2015 and 2014, respectively and $2.3 and $2.0 million during the nine months ended September 30, 2015 and 2014, respectively, of impairment charges on certain long-lived assets for which the carrying value of those assets may not be recoverable based upon our estimated cash flows. The fair value of the assets was estimated using a discounted cash flow approach with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement.  The significant inputs in the Level 3 measurement not supported by market activity included our assessment of assets’ utilization level and estimated proceeds from sale of the assets.

Fair Value of Other Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts receivable, accounts payable, accrued liabilities and senior secured credit facility, approximates fair value due to their short maturities. The fair value of our outstanding Original Notes and Add-on Notes (each as defined in Note 9, Long-Term Debt) as of September 30, 2015 and December 31, 2014, based on the quoted market price for the same or similar issues of debt, which represents a Level 2 fair value measurement, is approximately:

	September 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value
Original notes - 7.625%	$425,000	$395,250	$425,000	$359,125
Add-on notes - 7.625% (1)	229,853	204,600	231,113	185,900

(1) The carrying value of the Add-on notes - 7.625% includes unamortized bond premium of $9.9 and $11.1 million as of September 30, 2015 and December 31, 2014, respectively.

5.Goodwill and Other Intangible Assets

Our goodwill as of September 30, 2015 and December 31, 2014, by reporting segment, consists of the following:

	Medical	Clinical
	Equipment	Engineering	Surgical
(in thousands)	Solutions	Solutions	Services	Total
Balance at December 31, 2014	$227,486	$55,655	$52,436	$335,577
Acquisition	—	—	1,018	1,018
Balance at September 30, 2015	$227,486	$55,655	$53,454	$336,595

Our other intangible assets as of September 30, 2015 and December 31, 2014 consist of the following:

	September 30, 2015				December 31, 2014
		Accumulated				Accumulated
(in thousands)	Cost	Amortization	Impairment	Net	Cost	Amortization	Impairment	Net
Finite-life intangibles
Customer relationship	$117,039	$(87,499)	$—	$29,540	$115,731	$(80,704)	$—	$35,027
Supply agreement	26,000	(21,643)	—	4,357	26,000	(19,464)	—	6,536
Technology databases	7,217	(7,217)	—	—	7,217	(7,217)	—	—
Non-compete agreements	948	(663)	—	285	780	(538)	—	242
Favorable lease agreements	134	(134)	—	—	134	(134)	—	—
Total finite-life intangibles	151,338	(117,156)	—	34,182	149,862	(108,057)	—	41,805
Indefinite-life intangibles
Trade names	166,000	—	(34,900)	131,100	166,000	—	(34,900)	131,100
Total intangible assets	$317,338	$(117,156)	$(34,900)	$165,282	$315,862	$(108,057)	$(34,900)	$172,905

Total amortization expense related to intangible assets were $3.0 and $3.1 million for the three months ended September 30, 2015 and 2014, respectively and $9.1 and $9.7 million for the nine months ended September 30, 2015 and 2014, respectively.

The estimated future amortization expense for identifiable intangible assets during the remainder of 2015 and the next five years is as follows:

(in thousands)
Remainder of 2015	$2,928
2016	10,971
2017	7,679
2018	6,095
2019	3,529
2020	1,537

6.Equity (Deficit)

The following tables represent changes in equity (deficit) that are attributable to our shareholders and noncontrolling interests for the nine month periods ended September 30, 2015 and 2014.

			Accumulated
	Additional		Other
	Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
(in thousands)	Capital	Deficit	Loss	Interests	Deficit
Balance at December 31, 2014	$214,514	$(254,418)	$(9,062)	$219	$(48,747)
Net (loss) income	—	(17,633)	—	341	(17,292)
Other comprehensive income	—	—	732	—	732
Cash distributions to noncontrolling interests	—	—	—	(360)	(360)
Contributions from new members to limited liability company	—	—	—	70	70
Balance at September 30, 2015	$214,514	$(272,051)	$(8,330)	$270	$(65,597)

			Accumulated
	Additional		Other		Total
	Paid-in	Accumulated	Comprehensive	Noncontrolling	Equity
(in thousands)	Capital	Deficit	Loss	Interests	(Deficit)
Balance at December 31, 2013	$214,505	$(187,901)	$(3,884)	$300	$23,020
Net (loss) income	—	(52,811)	—	364	(52,447)
Cash distributions to noncontrolling interests	—	—	—	(436)	(436)
Purchases of noncontrolling interests	(11)	—	—	(35)	(46)
Balance at September 30, 2014	$214,494	$(240,712)	$(3,884)	$193	$(29,909)

7.Share-Based Compensation

During the nine months ended September 30, 2015, activity under the 2007 Stock Option Plan (the “2007 Stock Option Plan”), of UHS Holdco, Inc., our parent company (“Parent”), was as follows:

				Weighted
				average
		Weighted	Aggregate	remaining
	Number of	average	intrinsic	contractual
(in thousands, except exercise price and years)	options	exercise price	value	term (years)
Outstanding at December 31, 2014	37,340	$0.84	$—	9.9
Granted	19,565	0.71
Exercised	—	—	$—
Forfeited or expired	(20,172)	0.95
Outstanding at September 30, 2015	36,733	$0.71	$—	9.1
Exercisable at September 30, 2015	8,808	$0.71	$—	9.1
Remaining authorized options available for issue	6,953

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

We determine the fair value of stock options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as an expense on a straight-line basis over the options’ expected vesting periods. The following assumptions were used in determining the fair value of stock options granted during the nine months ended September 30, 2015 under the Black-Scholes model. There were no stock options granted during the nine months ended September 30, 2014.

Nine Months Ended
September 30, 2015
Risk-free interest rate	1.70%
Expected volatility	27.0%
Dividend yield	N/A
Expected option life (years)	5.23
Black-Scholes Value of options	$0.20

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

At September 30, 2015, unearned non-cash share-based compensation that we expect to recognize as expense over a weighted average period of 2.1 years totals approximately $6.7 million, net of our estimated forfeiture rate of 2.0%. The expense could be accelerated upon the sale of Parent or the Company.

In April 2015, Parent granted the Company’s Chief Executive Officer 7.0 million restricted stock units which vest over four years. Total compensation expense related to this grant was $0.3 million and $0.6 million for the three and nine months ended September 30, 2015, respectively.

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

Our consolidated balance sheets as of September 30, 2015 and December 31, 2014 reflect the related current dividend payable and long-term dividend payable included in Payable to Parent for estimated amounts to be paid to holders of options expected to vest on December 31, 2015 based on an estimated option forfeiture rate of 2% annually.

9.Long-Term Debt

Long-term debt consists of the following:

	September 30,	December 31,
(in thousands)	2015	2014
Original notes - 7.625%	$425,000	$425,000
Add-on notes - 7.625%	220,000	220,000
Unamortized bond premium	9,853	11,113
Senior secured credit facility	35,052	39,000
Capital lease obligations	16,425	15,073
	706,330	710,186
Less: Current portion of long-term debt	(5,108)	(5,640)
Total long-term debt	$701,222	$704,546

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

As of September 30, 2015, we had $129.7 million of availability under the senior secured credit facility based on a borrowing base of $168.7 million less borrowings of $35.1 million and after giving effect to $3.9 million used for letters of credit.

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

At September 30, 2015, we had $35.1 million of borrowings outstanding of which $23.0 million was accruing interest at a rate of 2.7090%,  $12.0 million was accruing interest at a rate of 2.7064% and $0.1 million was accruing interest at a rate of 4.75%.

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

In 2014, a supplier ceased distribution of one of their products in the United States following a request from the FDA. On May 7, 2015, the Company entered into an agreement with the former supplier resolving all matters related to the cessation of our commercial relationships with each other. The Company received $7.5 million in net cash during 2015 after settling all open receivables and payables between the two parties and return of relevant product. The Company recorded a net gain of $5.7 million related to this settlement.

The Company was notified in 2014 that a national group purchasing organization awarded a sole source agreement to a competitor under agreements that expired on December 31, 2014.

On January 13, 2015, the Company filed suit in the Western District of Texas against Hill-Rom Holdings, Inc., Hill-Rom Company, Inc. and Hill-Rom Services, Inc. (the "Defendants") alleging that the Defendants violated federal and state antitrust laws by willfully and unlawfully engaging in a pattern of exclusionary and predatory conduct in order to foreclose market competition and seeking actual damages, trebled damages and punitive damages.  On March 4, 2015, the Defendants filed a motion to transfer the case to another venue.  On March 23, 2015, the Defendants filed a motion to dismiss the case.  On July 2, 2015, the Court denied the Defendants’ motion to transfer.  On October 15, 2015, the Court denied the Defendants motion to dismiss. At this early stage in the litigation, the Company does not believe the expense of litigation will have a material impact on the Company's operating expenses or financial results.

11.Related Party Transactions

Management Agreement

On May 31, 2007, we and Irving Place Capital Partners III SPV, L.P. (“IPC”) entered into a professional services agreement pursuant to which IPC provides general advisory and management services to us with respect to financial and operating matters.  IPC is a principal owner of Parent, and the following members of our board of directors are associated with IPC:  Michael Feiner, Robert Juneja, and Bret Bowerman. The professional services agreement requires us to pay an annual fee for ongoing advisory and management services equal to the greater of $0.5 million or 0.75% of our Adjusted EBITDA (as defined in the professional services agreement) for the immediately preceding fiscal year, payable in quarterly installments. The professional services agreement provides that IPC will be reimbursed for its reasonable out-of-pocket expenses in connection with certain activities undertaken pursuant to the professional services agreement and will be indemnified for liabilities incurred in connection with its role under the professional services agreement, other than for liabilities resulting from its gross negligence or willful misconduct. The term of the professional services agreement commenced on May 31, 2007 and will remain in effect unless and until either party notifies the other of its desire to terminate, we are sold to a third-party purchaser or we consummate a qualified initial public offering, as defined in the professional services agreement. Total professional services fees incurred to IPC were $0.2 and $0.3 million for the three month periods ended September 30, 2015 and 2014, respectively,  and $0.7 and $0.7 million for the nine month periods ended September 30, 2015 and 2014, respectively .

In the ordinary course of business, we entered into engagement letters with CTPartners, LLC (“CTPartners”) to conduct searches for certain executive positions.  One member of our board of directors is also a director of CTPartners. Total fees incurred to CTPartners was $0 and $0.1 million for the three month periods ended September 30, 2015 and 2014, respectively and $0.2 and $0.3 million during the nine month periods ended September 30, 2015 and 2014, respectively.

The Company believes that the aforementioned arrangements and relationships were provided in the ordinary course of business.

12.Limited Liability Companies

We participate with others in the formation of LLCs in which Surgical Services becomes a partner and shares the financial interest with the other investors. Surgical Services is the primary beneficiary of these LLCs. These LLCs acquire certain medical equipment for use in their respective business activities, which generally focus on surgical procedures. The LLCs will acquire medical equipment for rental purposes under equipment financing leases. At September 30, 2015, the LLCs had approximately $1.0 million of total assets. The third party investors in each respective LLC generally provide the lease financing company with individual proportionate lease guarantees based on their respective ownership percentages in the LLCs. In addition, Surgical Services will provide such financing companies with its corporate guarantee based on its respective ownership interest in each LLC. In certain instances, Surgical Services has provided such financing companies with an overall corporate guarantee in connection with equipment financing transactions. In such instances, the individual investors in each respective LLC will generally indemnify us against losses, if any, incurred in connection with its corporate guarantee. Additionally, we provide operational and administrative support to the LLCs in which it is a partner. As of September 30, 2015, we held interests in seven active LLCs.

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

13.Segment Information

Our reporting segments consist of Medical Equipment Solutions (“MES”), Clinical Engineering Solutions (“CES”) and Surgical Services (“SS”). Certain operating information for our segments as well as a reconciliation of total Company gross margin to loss before income taxes and noncontrolling interest was as follows:

Medical Equipment Solutions

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues	$68,985	$67,861	$214,154	$216,771
Cost of revenue	30,134	32,204	92,466	97,919
Medical equipment depreciation	15,043	16,340	45,712	51,843
Gross margin	$23,808	$19,317	$75,976	$67,009

Clinical Engineering Solutions

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues	$25,401	$23,717	$74,581	$68,505
Cost of revenue	20,063	18,670	59,333	54,454
Gross margin	$5,338	$5,047	$15,248	$14,051

Surgical Services

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues	$16,727	$14,887	$48,154	$43,890
Cost of revenue	8,780	7,982	25,681	24,418
Medical equipment depreciation	1,547	1,426	4,513	4,153
Gross margin	$6,400	$5,479	$17,960	$15,319

Total Gross Margin and Reconciliation to Loss Before Income Taxes and Noncontrolling Interest

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Total gross margin	$35,546	$29,843	$109,184	$96,379
Selling, general and administrative	30,633	26,539	91,825	85,416
(Gain) on settlement	—	—	(5,718)	—
Restructuring, acquisition and integration expenses	—	—	—	1,820
Intangible asset impairment charge	—	—	—	34,900
Interest expense	13,250	13,264	39,810	39,922
Loss before income taxes and noncontrolling interest	$(8,337)	$(9,960)	$(16,733)	$(65,679)

Total Assets by Reporting Segment

(in thousands)

	September 30,	December 31,
	2015	2014
Medical Equipment Solutions	$597,426	$624,444
Clinical Engineering Solutions	109,940	110,562
Surgical Services	100,531	98,906
Total Company Assets	$807,897	$833,912

The following table provides additional detail on percentage of revenue for each group of similar products sold or services provided in the MES, CES and SS segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
MES
Equipment usage solutions	59.4%	59.8%	60.6%	61.1%
Equipment/disposable sales	2.7	3.9	3.0	4.8
	62.1	63.7	63.6	65.9
CES
Service solutions	22.9	22.3	22.1	20.8
SS
Equipment usage solutions	14.7	13.8	14.1	13.1
Equipment/disposable sales	0.3	0.2	0.2	0.2
	15.0	14.0	14.3	13.3
Total revenues	100.0%	100.0%	100.0%	100.0%

14.Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We evaluate the recoverability of our deferred tax assets by scheduling the expected reversals of deferred tax assets and liabilities in order to determine whether net operating loss carry forwards are recoverable prior to expiration and have established a valuation allowance in accordance with ASC Topic 740,  “Income Taxes”. The tax expense for the three and nine months ended September 30, 2015 primarily relates to state minimum fees. The expected tax benefit from operating loss during the three and nine months ended September 30, 2015 was offset by the recording of additional valuation allowance. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

At September 30, 2015, the Company had available unused federal net operating loss carryforwards of approximately $210.7 million. The net operating loss carryforwards will expire at various dates from 2017 through 2035.

15.Consolidating Financial Statements

In accordance with the provisions of the 2012 Indenture, as a 100%-owned subsidiary of UHS, Surgical Services has jointly and severally guaranteed all the Company’s Obligations (as defined in the 2012 Indenture) on a full and unconditional basis. Consolidating financial information of UHS and the guarantor is presented on the following pages.

Universal Hospital Services, Inc.

Consolidating Balance Sheets

(in thousands, except share and per share  information)

(unaudited)

	September 30, 2015
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts	$58,797	$9,784	$—	$68,581
Due from affiliates	28,434	—	(28,434)	—
Inventories	4,343	3,754	—	8,097
Deferred income taxes, net	—	1,181	—	1,181
Other current assets	6,021	235	—	6,256
Total current assets	97,595	14,954	(28,434)	84,115
Property and equipment:
Medical equipment	544,058	43,672	—	587,730
Property and office equipment	75,830	8,797	—	84,627
Accumulated depreciation	(425,627)	(35,111)	—	(460,738)
Total property and equipment, net	194,261	17,358	—	211,619
Other long-term assets:
Goodwill	283,141	53,454	—	336,595
Investment in subsidiary	53,983	—	(53,983)	—
Other intangibles, net	150,594	14,688	—	165,282
Other, primarily deferred financing costs, net	10,209	77	—	10,286
Total assets	$789,783	$100,531	$(82,417)	$807,897
Liabilities and (Deficit) Equity
Current liabilities:
Current portion of long-term debt	$4,059	$1,049	$—	$5,108
Book overdrafts	4,147	2,304	—	6,451
Due to affiliates	—	28,434	(28,434)	—
Accounts payable	25,638	3,047	—	28,685
Accrued compensation	15,541	2,665	—	18,206
Accrued interest	6,568	—	—	6,568
Dividend payable	28	—	—	28
Other accrued expenses	14,367	610	—	14,977
Total current liabilities	70,348	38,109	(28,434)	80,023
Long-term debt, less current portion	697,788	3,434	—	701,222
Pension and other long-term liabilities	11,626	—	—	11,626
Payable to Parent	26,785	—	—	26,785
Deferred income taxes, net	49,092	4,746	—	53,838
Commitments and contingencies
(Deficit) Equity
Common stock	—	—	—	—
Additional paid-in capital	214,525	60,008	(60,019)	214,514
Accumulated deficit	(266,015)	(6,036)	—	(272,051)
Accumulated loss in subsidiary	(6,036)	—	6,036	—
Accumulated other comprehensive loss	(8,330)	—	—	(8,330)
Total Universal Hospital Services, Inc. (deficit) equity	(65,856)	53,972	(53,983)	(65,867)
Noncontrolling interest	—	270	—	270
Total (deficit) equity	(65,856)	54,242	(53,983)	(65,597)
Total liabilities and (deficit) equity	$789,783	$100,531	$(82,417)	$807,897

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

Universal Hospital Services, Inc.

Consolidating Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended September 30, 2015
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Revenue
Medical equipment solutions	$68,985	$—	$—	$68,985
Clinical engineering solutions	25,401	—	—	25,401
Surgical services	—	16,727	—	16,727
Total revenues	94,386	16,727	—	111,113
Cost of Revenue
Cost of medical equipment solutions	30,134	—	—	30,134
Cost of clinical engineering solutions	20,063	—	—	20,063
Cost of surgical services	—	8,780	—	8,780
Medical equipment depreciation	15,043	1,547	—	16,590
Total costs of revenues	65,240	10,327	—	75,567
Gross margin	29,146	6,400	—	35,546
Selling, general and administrative	25,956	4,677	—	30,633
Operating income	3,190	1,723	—	4,913
Equity in earnings of subsidiary	(442)	—	442	—
Interest expense	12,718	532	—	13,250
(Loss) income before income taxes and noncontrolling interest	(9,086)	1,191	(442)	(8,337)
(Benefit) provision for income taxes	(539)	749	—	210
Consolidated net (loss) income	(8,547)	442	(442)	(8,547)
Net income attributable to noncontrolling interest	—	121	—	121
Net (loss) income attributable to Universal Hospital Services, Inc.	$(8,547)	$321	$(442)	$(8,668)

Universal Hospital Services, Inc.

Consolidating Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended September 30, 2014
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Revenue
Medical equipment solutions	$67,861	$—	$—	$67,861
Clinical engineering solutions	23,717	—	—	23,717
Surgical services	—	14,887	—	14,887
Total revenues	91,578	14,887	—	106,465
Cost of Revenue
Cost of medical equipment solutions	32,204	—	—	32,204
Cost of clinical engineering solutions	18,670	—	—	18,670
Cost of surgical services	—	7,982	—	7,982
Medical equipment depreciation	16,340	1,426	—	17,766
Total costs of revenues	67,214	9,408	—	76,622
Gross margin	24,364	5,479	—	29,843
Selling, general and administrative	21,467	5,072	—	26,539
Operating income	2,897	407	—	3,304
Equity in loss of subsidiary	111	—	(111)	—
Interest expense	12,726	538	—	13,264
Loss before income taxes and noncontrolling interest	(9,940)	(131)	111	(9,960)
Provision (benefit) for income taxes	245	(20)	—	225
Consolidated net loss	(10,185)	(111)	111	(10,185)
Net income attributable to noncontrolling interest	—	103	—	103
Net loss attributable to Universal Hospital Services, Inc.	$(10,185)	$(214)	$111	$(10,288)

Universal Hospital Services, Inc.

Consolidating Statements of Operations

(in thousands)

(unaudited)

	Nine Months Ended September 30, 2015
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Revenue
Medical equipment solutions	$214,154	$—	$—	$214,154
Clinical engineering solutions	74,581	—	—	74,581
Surgical services	—	48,154	—	48,154
Total revenues	288,735	48,154	—	336,889
Cost of Revenue
Cost of medical equipment solutions	92,466	—	—	92,466
Cost of clinical engineering solutions	59,333	—	—	59,333
Cost of surgical services	—	25,681	—	25,681
Medical equipment depreciation	45,712	4,513	—	50,225
Total costs of revenues	197,511	30,194	—	227,705
Gross margin	91,224	17,960	—	109,184
Selling, general and administrative	77,975	13,850	—	91,825
(Gain) on settlement	(5,718)	—	—	(5,718)
Operating income	18,967	4,110	—	23,077
Equity in earnings of subsidiary	(1,201)	—	1,201	—
Interest expense	38,244	1,566	—	39,810
(Loss) income before income taxes and noncontrolling interest	(18,076)	2,544	(1,201)	(16,733)
(Benefit) provision for income taxes	(784)	1,343	—	559
Consolidated net (loss) income	(17,292)	1,201	(1,201)	(17,292)
Net income attributable to noncontrolling interest	—	341	—	341
Net (loss) income attributable to Universal Hospital Services, Inc.	$(17,292)	$860	$(1,201)	$(17,633)

Universal Hospital Services, Inc.

Consolidating Statements of Operations

(in thousands)

(unaudited)

	Nine Months Ended September 30, 2014
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Revenue
Medical equipment solutions	$216,771	$—	$—	$216,771
Clinical engineering solutions	68,505	—	—	68,505
Surgical services	—	43,890	—	43,890
Total revenues	285,276	43,890	—	329,166
Cost of Revenue
Cost of medical equipment solutions	97,919	—	—	97,919
Cost of clinical engineering solutions	54,454	—	—	54,454
Cost of surgical services	—	24,418	—	24,418
Medical equipment depreciation	51,843	4,153	—	55,996
Total costs of revenues	204,216	28,571	—	232,787
Gross margin	81,060	15,319	—	96,379
Selling, general and administrative	70,732	14,684	—	85,416
Restructuring, acquisition and integration expenses	1,820	—	—	1,820
Intangible asset impairment charge	34,900	—	—	34,900
Operating (loss) income	(26,392)	635	—	(25,757)
Equity in loss of subsidiary	312	—	(312)	—
Interest expense	38,322	1,600	—	39,922
Loss before income taxes and noncontrolling interest	(65,026)	(965)	312	(65,679)
Benefit for income taxes	(12,579)	(653)	—	(13,232)
Consolidated net loss	(52,447)	(312)	312	(52,447)
Net income attributable to noncontrolling interest	—	364	—	364
Net loss attributable to Universal Hospital Services, Inc.	$(52,447)	$(676)	$312	$(52,811)

Universal Hospital Services, Inc.

Consolidating Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended September 30, 2015				Nine Months Ended September 30, 2015
	Parent	Subsidiary			Parent	Subsidiary
	Issuer	Guarantor	Consolidating		Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated	UHS	Surgical Services	Adjustments	Consolidated
Consolidated net (loss) income	$(8,547)	$442	$(442)	$(8,547)	$(17,292)	$1,201	$(1,201)	$(17,292)
Other comprehensive income:
Gain on minimum pension liability, net of tax	244	—	—	244	732	—	—	732
Total other comprehensive income	244	—	—	244	732	—	—	732
Comprehensive (loss) income	(8,303)	442	(442)	(8,303)	(16,560)	1,201	(1,201)	(16,560)
Comprehensive income attributable to noncontrolling interest	—	121	—	121	—	341	—	341
Comprehensive (loss) income attributable to Universal Hospital Services, Inc.	$(8,303)	$321	$(442)	$(8,424)	$(16,560)	$860	$(1,201)	$(16,901)

	Three Months Ended September 30, 2014				Nine Months Ended September 30, 2014
	Parent	Subsidiary			Parent	Subsidiary
	Issuer	Guarantor	Consolidating		Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated	UHS	Surgical Services	Adjustments	Consolidated
Consolidated net loss	$(10,185)	$(111)	$111	$(10,185)	$(52,447)	$(312)	$312	$(52,447)
Total other comprehensive income	—	—	—	—	—	—	—	—
Comprehensive loss	(10,185)	(111)	111	(10,185)	(52,447)	(312)	312	(52,447)
Comprehensive income attributable to noncontrolling interest	—	103	—	103	—	364	—	364
Comprehensive loss attributable to Universal Hospital Services, Inc.	$(10,185)	$(214)	$111	$(10,288)	$(52,447)	$(676)	$312	$(52,811)

Universal Hospital Services, Inc.

Consolidating Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30, 2015
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Cash flows from operating activities:
Consolidated net (loss) income	$(17,292)	$1,201	$(1,201)	$(17,292)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	51,931	5,482	—	57,413
Asset impairment charges	2,339	—	—	2,339
Amortization of intangibles, deferred financing costs and bond premium	7,146	2,518	—	9,664
Equity in earnings of subsidiary	(1,201)	—	1,201	—
Provision for doubtful accounts	145	63	—	208
Provision for inventory obsolescence	195	104	—	299
Non-cash share-based compensation expense	1,902	—	—	1,902
Gain on sales and disposals of equipment	(3,404)	(143)	—	(3,547)
Deferred income taxes	2,096	(1,399)	—	697
Changes in operating assets and liabilities:
Accounts receivable	(1,175)	(1,358)	—	(2,533)
Due from affiliates	267	—	(267)	—
Inventories	(269)	(136)	—	(405)
Other operating assets	471	71	—	542
Accounts payable	(238)	833	—	595
Other operating liabilities	(6,615)	(21)	—	(6,636)
Net cash provided by operating activities	36,298	7,215	(267)	43,246
Cash flows from investing activities:
Medical equipment purchases	(35,432)	(3,339)	—	(38,771)
Property and office equipment purchases	(3,132)	(16)	—	(3,148)
Proceeds from disposition of property and equipment	10,578	221	—	10,799
Acquisition	—	(2,600)	—	(2,600)
Net cash used in investing activities	(27,986)	(5,734)	—	(33,720)
Cash flows from financing activities:
Proceeds under senior secured credit facility	104,952	—	—	104,952
Payments under senior secured credit facility	(108,900)	—	—	(108,900)
Payments of principal under capital lease obligations	(4,946)	(810)	—	(5,756)
Distributions to noncontrolling interests	—	(360)	—	(360)
Contributions from new members to limited liability company	—	70	—	70
Dividend and equity distribution payments	(39)	—	—	(39)
Due to affiliates	—	(267)	267	—
Change in book overdrafts	621	(114)	—	507
Net cash used in financing activities	(8,312)	(1,481)	267	(9,526)
Net change in cash and cash equivalents	—	—	—	—
Cash and cash equivalents at the beginning of period	—	—	—	—
Cash and cash equivalents at the end of period	$—	$—	$—	$—

Universal Hospital Services, Inc.

Consolidating Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30, 2014
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Cash flows from operating activities:
Consolidated net loss	$(52,447)	$(312)	$312	$(52,447)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	59,139	4,981	—	64,120
Asset impairment charges	2,025	—	—	2,025
Intangible asset impairment charge	34,900	—	—	34,900
Amortization of intangibles, deferred financing costs and bond premium	7,877	2,482	—	10,359
Equity in loss of subsidiary	312	—	(312)	—
Provision for doubtful accounts	661	(3)	—	658
Provision for inventory obsolescence	(16)	(11)	—	(27)
Non-cash share-based compensation expense	626	175	—	801
Gain on sales and disposals of equipment	(1,776)	(15)	—	(1,791)
Deferred income taxes	(11,345)	(2,200)	—	(13,545)
Changes in operating assets and liabilities:
Accounts receivable	1,788	(121)	—	1,667
Due from (to) affiliates	(2,529)	2,529	—	—
Inventories	593	(846)	—	(253)
Other operating assets	(2,090)	(47)	—	(2,137)
Accounts payable	498	(277)	—	221
Other operating liabilities	(9,757)	483	—	(9,274)
Net cash provided by operating activities	28,459	6,818	—	35,277
Cash flows from investing activities:
Medical equipment purchases	(40,270)	(4,293)	—	(44,563)
Property and office equipment purchases	(3,420)	(190)	—	(3,610)
Proceeds from disposition of property and equipment	6,919	77	—	6,996
Purchases of noncontrolling interests	—	(46)	—	(46)
Net cash used in investing activities	(36,771)	(4,452)	—	(41,223)
Cash flows from financing activities:
Proceeds under senior secured credit facility	123,400	—	—	123,400
Payments under senior secured credit facility	(107,200)	—	—	(107,200)
Payments of principal under capital lease obligations	(4,198)	(1,001)	—	(5,199)
Distributions to noncontrolling interests	—	(436)	—	(436)
Dividend and equity distribution payments	(73)	—	—	(73)
Change in book overdrafts	(3,617)	(929)	—	(4,546)
Net cash provided by (used in) financing activities	8,312	(2,366)	—	5,946
Net change in cash and cash equivalents	—	—	—	—
Cash and cash equivalents at the beginning of period	—	—	—	—
Cash and cash equivalents at the end of period	$—	$—	$—	$—

16.Restructuring

We incurred restructuring expense of $0 and $1.8 million during the three months and nine months ended September 30, 2014, respectively, the majority of which related to severances and other related expenses. We incurred no restructuring expense during the three months and nine months ended September 30, 2015. As of December 31, 2014, we had $1.6 million of restructuring liability. For the nine months ended September 30, 2015,  $1.4 million in restructuring charges was paid. No additional restructuring was recorded in the first three quarters of 2015 for new severance arrangements and the remaining liability of $0.2 million as of September 30, 2015 is expected to be paid out by the end of the first quarter of 2016 and is included in the Other accrued expenses in the Consolidated Balance Sheets. As of December 31, 2013, we had $0.3 million of restructuring liability. For the nine months ended September 30, 2014, we incurred restructuring expense of $1.8 million and $1.5 million in restructuring charges was paid and the remaining $0.6 was a liability as of September 30, 2014.

17.Concentration

One customer accounted for approximately 14% of total revenue for the nine months ended September 30, 2015 and 2014.

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

UHS delivers health care solutions through three segments: Medical Equipment Solutions (“MES”), Clinical Engineering Solutions (“CES”) and Surgical Services (“SS”). As of September 30, 2015, we owned or managed over 700,000 units of medical equipment consisting of approximately 400,000 owned or managed units in our MES segment, over 300,000 units of customer-owned equipment we managed in our CES segment and over 5,000 units of owned or managed mobile surgical equipment in our SS segment. Our diverse customer base includes more than 7,000 national, regional and local acute care hospitals and alternate site providers (such as long-term acute care hospitals, skilled nursing facilities, surgery centers, specialty hospitals, nursing homes and home care providers). We also have relationships with more than 200 medical device manufacturers, many of the nation’s largest group purchasing organizations (“GPOs”) and many health system integrated delivery networks (“IDNs”).  All of our solutions leverage our nationwide network of 83 district service centers, five CES Centers of Excellence and an additional four stand-alone SS service centers, together with our more than 75 years of experience managing and servicing all aspects of medical equipment.  Our fees are paid directly by our customers rather than by direct reimbursement from third-party payors, such as private insurers, Medicare or Medicaid.

We report our financial results in three segments. Our reporting segments consist of MES, CES and SS. We evaluate the performance of our reportable segments based on gross margin. The accounting policies of the individual reportable segments are the same as those of the entire company.

In 2014, a supplier ceased distribution of one of its products in the United States following a request from the FDA. On May 7, 2015, the Company entered into an agreement with the former supplier resolving all matters related to the cessation of our commercial relationships with each other. The Company has received $7.5 million during 2015 after settling all open receivables and payables between the two parties and return of relevant product. Excluding the May 7, 2015 agreement with the former supplier, the net loss in revenue in the first nine months was approximately $8.2 million and the total impact in 2015 is estimated at approximately $8.2 million.  The cash impact to gross margin in the first nine months was approximately $3.0 million and the total impact in 2015 is estimated at approximately $3.0 million.

The Company was notified in 2014 that a national group purchasing organization awarded a sole source agreement to a competitor under agreements that expired on December 31, 2014.  The loss in revenue was approximately $7.7 million in the first nine months and the total impact in 2015 is estimated at $10 to $12 million. The gross margin impact, while difficult to estimate given the fixed nature of the expense base, was approximately $5.5 million in the first nine months and the total impact in 2015 is estimated at approximately $7 to $8.5 million.

Medical Equipment Solutions

Our MES segment accounted for $69.0 and $67.9 million, or approximately 62.1% and 63.7% of our revenues, for the three months ended September 30, 2015 and 2014, respectively and $214.2 and $216.8 million, or approximately 63.6% and 65.9% of our revenues, for the nine months ended September 30, 2015 and 2014, respectively. As of September 30,

2015,  the MES segment owned or managed approximately 400,000 units of medical equipment ranging across many clinical categories, manufacturers and models.  These solutions are provided primarily to hospitals and other acute care providers for use through their facilities, including the emergency room, operating room, critical care, intensive care, rehabilitation and general patient care areas.

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

Clinical Engineering Solutions

Our CES segment accounted for $25.4 and $23.7 million, or approximately 22.9% and 22.3% of our revenues, for the three months ended September 30, 2015 and 2014, respectively and $74.6 and $68.5 million, or approximately 22.1% and 20.8% of our revenues, for the nine months ended September 30, 2015 and 2014, respectively. We offer a broad range of inspection, preventive maintenance, repair, logistic and consulting services through our team of over 400 technicians and professionals located throughout the United States in our nationwide network of service centers.  We managed over 300,000 units of customer owned equipment as of September 30, 2015.  In addition, as of September 30, 2015, we serviced approximately 400,000 units that we own or directly manage in our MES segment.

Our CES segment leverages our over 75 years of experience and our extensive equipment database in repairing and maintaining a broad range of health care technologies. Historically, we have been our own largest customer for CES services in order to repair and maintain approximately 400,000 units that we own or directly manage. However, we believe our CES segment has significant future growth potential by offering non-capital based comprehensive solutions as a stand-alone or complementary alternative for customers that own medical equipment but lack the infrastructure, expertise, or scale to perform routine maintenance, repair, record keeping, and lifecycle analysis and planning functions.  We also believe hospital and other facility-based clients will face increasing challenges in managing sophisticated medical equipment that requires connectivity and interoperability with information technology systems, compliance with the 10th revision of the International Statistical Classification of Diseases and Related Health Problems (ICD-10), regulatory requirements, integration with electronic medical records (EMR), maintenance and management of software databases and management of other medical equipment patient information and safety features.

We have three primary solutions in our CES segment:

•	Supplemental Maintenance and Repair Solutions;
•	360 On-site Managed Solutions; and
•	Health Care Technology Advisory Solutions.

Surgical Services

Our SS segment accounted for $16.7 and $14.9 million, or approximately 15.0% and 14.0% of our revenues, for the three months ended September 30, 2015 and 2014,  respectively and $48.2 and $43.9 million, or approximately 14.3% and 13.3% of our revenues, for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, we owned or managed over 5,000 units of mobile surgical equipment in our SS segment, primarily used in the practice of general surgery, orthopedic surgery, otolaryngology, urology, obstetrics, gynecology, podiatry, dermatology and plastic/cosmetics.

SS provides high end, state-of-the-art surgical equipment and associated products along with trained and certified Surgical Equipment Technologists (“technologists”) to assist in the procedural operation of the equipment. We provide these services to over 1,000 acute care hospitals and surgery centers through our nationwide network of 83 district service centers and an additional four stand-alone SS service centers. Our technologists work in the operating room (“O.R.”) and support physicians and O.R. personnel. The services are offered on a per-procedure basis. Our technologists deliver, set up, and create a safe environment for hospital and clinical personnel operating the equipment and provide all necessary disposable materials needed. Our technologists work closely with our customers to confirm that all certifications and credentials meet requirements to provide on-site services. Our technologists also assist customers in the operation of facility-owned assets and supplement the training and staffing of their personnel.  As of September 30, 2015, SS provided solutions in 41 states.

We have two primary solutions in our SS segment:

•	On-Demand and Scheduled Usage Solutions; and
•	360 On-site Managed Solutions.

RESULTS OF OPERATIONS

The following discussion addresses:

•	our financial condition as of September 30, 2015 and
•	the results of operations for the three-month and nine-month periods ended September 30, 2015 and 2014.

This discussion should be read in conjunction with the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in our 2014 Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

The following table provides information on the percentages of certain items of selected financial data compared to total revenues for the three-month and nine-month periods ended September 30, 2015 and 2014.  The table below also indicates the percentage increase or decrease over the prior comparable period.

	Percent to Total Revenues		Percent	Percent to Total Revenues		Percent
	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
Revenue
Medical equipment solutions	62.1%	63.7%	1.7%	63.6%	65.9%	(1.2)%
Clinical engineering solutions	22.9	22.3	7.1	22.1	20.8	8.9
Surgical services	15.0	14.0	12.4	14.3	13.3	9.7
Total revenues	100.0%	100.0%	4.4	100.0%	100.0%	2.3
Cost of Revenue
Cost of medical equipment solutions	27.1	30.2	(6.4)	27.4	29.7	(5.6)
Cost of clinical engineering solutions	18.1	17.5	7.5	17.6	16.5	9.0
Cost of surgical services	7.9	7.5	10.0	7.6	7.4	5.2
Medical equipment depreciation	14.9	16.7	(6.6)	14.9	17.0	(10.3)
Total costs of revenues	68.0	71.9	(1.4)	67.5	70.6	(2.2)
Gross margin	32.0	28.1	19.1	32.5	29.4	13.3
Selling, general and administrative	27.6	24.9	15.4	27.3	25.9	7.5
(Gain) on settlement	—	—	*	(1.7)	—	*
Restructuring, acquisition and integration expenses	—	—	*	—	0.6	*
Intangible asset impairment charge	—	—	*	—	10.6	*
Operating income (loss)	4.4	3.2	*	6.9	(7.7)	*
Interest expense	11.9	12.5	(0.1)	11.8	12.1	(0.3)
Loss before income taxes and noncontrolling interest	(7.5)	(9.3)	(16.3)	(4.9)	(19.8)	(74.5)
Provision (benefit) for income taxes	0.2	0.2	*	0.2	(4.0)	*
Consolidated net loss	(7.7)%	(9.5)%	(16.1)	(5.1)%	(15.8)%	(67.0)

*Not meaningful

Consolidated Results of Operations for the three months ended September 30, 2015 compared to the three months ended September 30, 2014

Total Revenue

Total revenue for the three months ended September 30, 2015 was $111.1 million, compared to $106.5 million for the three months ended September 30, 2014, an increase of $4.6 million or 4.4%.  The net increase was primarily due to additional revenue within our MES segment related to growth in our 360 On-site Managed Solutions (“360 solutions”) of $3.2 million, growth in our supplemental rental services of $2.4 million, growth in our CES segment of $1.7 million related to growth in our manufacturer services and growth in our SS segment of $1.8 million. These increases were partially offset by the $2.8 million decline in the MES segment due to customer transitions from the loss of the national GPO contract.

Cost of Revenue

Total cost of revenue for the three months ended September 30, 2015 was $75.6 million compared to $76.6 million for the three months ended September 30, 2014, a decrease of $1.0 million or 1.4%. The decrease was primarily in our MES segment due to decreases in other rental costs of $1.4 million due to the loss of the GPO contract and medical equipment depreciation of $1.2 million. The decreases were partially offset by the increase in our CES 360 solutions cost of $1.4 million corresponding with the manufacturer services revenue growth.

Gross Margin

Total gross margin for the three months ended September 30, 2015 was $35.5 million, or 32.0% of total revenues, compared to $29.8 million, or 28.1% of total revenues, for the three months ended September 30, 2014, an increase of $5.7 million or 19.1%.  The increase in gross margin as a percent of revenue for the quarter was primarily impacted by the lower depreciation expense, positive operating leverage from volume growth along with a higher recovery on used equipment sales.

Medical Equipment Solutions

(in thousands)

	Three Months Ended
	September 30,
	2015	2014	Change	% Change
Total revenue	$68,985	$67,861	$1,124	1.7%
Cost of revenue	30,134	32,204	(2,070)	(6.4)
Medical equipment depreciation	15,043	16,340	(1,297)	(7.9)
Gross margin	$23,808	$19,317	$4,491	23.2
Gross margin %	34.5%	28.5%

Total revenue in the MES segment increased $1.1 million, or 1.7%, to $69.0 million in the third quarter of 2015 as compared to the same period of 2014.  The increase was primarily due to the growth in our 360 solutions from both new programs and expansion of existing programs of $3.2 million and growth in our supplemental rental services of $2.4 million. The increases were partially offset by the transition of certain customers related to the loss of the national GPO contract of $2.8 million. Many of our 360 solution customers utilize more than one of our equipment management program offerings in areas such as infusion, patient handling and negative pressure wound therapy. As of September 30, 2015,  we had 227 such active programs, up from 209 as of December 31, 2014.

Total cost of revenue in the segment decreased $2.1 million, or 6.4%, to $30.1 million in the third quarter of 2015 as compared to the same period of 2014.  This decrease was due to the decrease in rental costs of $1.4 million largely due to lower labor costs and vehicle expenses. The decreases were partially offset by an increase in costs to support growth in our 360 solutions of $0.4 million largely due to the increase in employee related expense.

Medical equipment depreciation decreased $1.3 million, or 7.9%, to $15.0 million in the third quarter of 2015 as compared to the same period of 2014. The decrease in medical equipment depreciation was primarily due to reduced depreciation resulting from disposals of certain medical equipment and lower capital expenditures.

Gross margin percentage for the MES segment increased from 28.5% in the third quarter of 2014 to 34.5% in the same period of 2015. Gross margin rate was impacted by the lower depreciation, positive operating leverage from volume growth along with a higher recovery on used equipment sales.

Future revenue will continue to be negatively impacted by the loss of revenues resulting from the loss of the agreement related to a national GPO contract.

Clinical Engineering Solutions

(in thousands)

	Three Months Ended
	September 30,
	2015	2014	Change	% Change
Total revenue	$25,401	$23,717	$1,684	7.1%
Cost of revenue	20,063	18,670	1,393	7.5
Gross margin	$5,338	$5,047	$291	5.8
Gross margin %	21.0%	21.3%

Total revenue in the CES segment increased $1.7 million, or 7.1%, to $25.4 million in the third quarter of 2015 as compared to the same period of 2014. The increase was primarily due to growth in our manufacturer services and managed 360 solutions.  As of September 30, 2015, we had 360 solutions implemented in 176 programs in our CES segment, up from 144 programs as of December 31, 2014.

Total cost of revenue in the segment increased $1.4 million, or 7.5%, to $20.1 million in the third quarter of 2015 as compared to the same period of 2014. The increase was primarily attributable to increases in repair parts expenses and employee related costs to support the revenue growth and mix shifts in type of service provided to customers.

Gross margin percentage for the CES segment decreased from 21.3% in the third quarter of 2014 to 21.0% in the same period of 2015. Gross margin percentage will fluctuate based on the variability of third-party vendor expenses in our 360 solutions and supplemental service programs.

Surgical Services

(in thousands)

	Three Months Ended
	September 30,
	2015	2014	Change	% Change
Total revenue	$16,727	$14,887	$1,840	12.4%
Cost of revenue	8,780	7,982	798	10.0
Medical equipment depreciation	1,547	1,426	121	8.5
Gross margin	$6,400	$5,479	$921	16.8
Gross margin %	38.3%	36.8%

Total revenue in the SS segment increased $1.8 million, or 12.4%, to $16.7 million in the third quarter of 2015 as compared to the same period of 2014. The increase was primarily driven by organic growth in our surgical services business and from the May 2015 acquisition.

Total cost of revenue in the segment increased $0.8 million, or 10.0%, to $8.8 million in the third quarter of 2015 as compared to the same period of 2014. The increase was primarily attributable to an increase in cost of disposables and employee related costs to support growth in our surgical services business.

Medical equipment depreciation increased $0.1 million, or 8.5%, to $1.5 million in the third quarter of 2015 as compared to the same period of 2014. The increase was primarily due to additional medical equipment purchased.

Gross margin percentage for the SS segment increased from 36.8% in the third quarter of 2014 to 38.3% in the same period of 2015. The increase in gross margin percentage was primarily driven by both positive operating leverage from volume growth and lower operating expenses from lower vehicle and maintenance expenses.

Selling, General and Administrative and Interest Expense

(in thousands)

	Three Months Ended
	September 30,
	2015	2014	Change	% Change
Selling, general and administrative	$30,633	$26,539	$4,094	15.4%
Interest expense	13,250	13,264	(14)	(0.1)

Selling, General and Administrative

Selling, general and administrative expense increased $4.1 million, or 15.4%, to $30.6 million for the third quarter of 2015 as compared to the same period of 2014. The increase was primarily due to increases in incentives, timing of meetings and investments in the sales organization.

Selling, general and administrative expense as a percentage of total revenue was 27.6% and 24.9% for the quarters ended September 30, 2015 and 2014, respectively.

Interest Expense

Interest expense was $13.3 million for the third quarter of 2015 and 2014.

Income Taxes

Income taxes were an expense of $0.2 and $0.2 million for the three months ended September 30, 2015 and 2014, respectively. The tax expense for the three months ended September 30, 2015 and 2014 primarily related to state minimum fees. The expected tax benefit from operating loss during the three months ended September 30, 2015 was offset by the recording of additional valuation allowance. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

Consolidated Net Loss

Consolidated net loss decreased $1.6 million to $8.5 million in the third quarter of 2015 as compared to the same period of 2014.  Net loss was impacted by higher margin rates as well as the decrease in medical equipment depreciation during the third quarter of 2015.

Consolidated Results of Operations for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

Total Revenue

Total revenue for the nine months ended September 30, 2015 was $336.9 million, compared to $329.2 million for the nine months ended September 30, 2014, an increase of $7.7 million or 2.3%.  The net increase was primarily due to additional revenue within our MES segment related to growth in our 360 solutions of $8.6 million and supplemental rental services of $6.0 million, growth in our CES segment of $6.1 million related to growth in our 360 solutions and manufacturer services and growth in our SS segment of $4.3 million. These increases were partially offset by the decline in Negative Pressure Wound Therapy (“NPWT”) device rental and disposable sales of $8.2 million due to the interruption of the commercial distribution of a NPWT product line and a decrease of $7.7 million due to customer transitions from the loss of the national GPO contract.

Cost of Revenue

Total cost of revenue for the nine months ended September 30, 2015 was $227.7 million compared to $232.8 million for the nine months ended September 30, 2014, a decrease of $5.1 million or 2.2%. The decrease was primarily in our MES segment due to decreases in cost of disposable sales of $4.5 million and other rental costs of $5.0 million and a decrease in medical equipment depreciation of $5.8 million. The decreases were partially offset by the increase in our MES segment due to increases in 360 solutions cost of $4.0 million, an increase in our CES 360 solutions cost of $4.9 million corresponding with the 360 solutions revenue growth and the increase in SS costs of $1.3 million.

Gross Margin

Total gross margin for the nine months ended September 30, 2015 was $109.2 million, or 32.5% of total revenues, compared to $96.4 million, or 29.4% of total revenues, for the nine months ended September 30, 2014, an increase of $12.8 million or 13.3%.  The increase in gross margin as a percent of revenue was primarily impacted by a business mix shift from lower margin disposable sales to higher margin 360 solutions in the MES segment, coupled with positive operating leverage from volume growth and a partial shift to higher margin modalities in the SS portions of the business.

Medical Equipment Solutions

(in thousands)

	Nine Months Ended
	September 30,
	2015	2014	Change	% Change
Total revenue	$214,154	$216,771	$(2,617)	(1.2)%
Cost of revenue	92,466	97,919	(5,453)	(5.6)
Medical equipment depreciation	45,712	51,843	(6,131)	(11.8)
Gross margin	$75,976	$67,009	$8,967	13.4
Gross margin %	35.5%	30.9%

Total revenue in the MES segment decreased $2.6 million, or 1.2%, to $214.2 million in the first nine months of 2015 as compared to the same period of 2014.  The decrease was primarily due to the decline in NPWT device rental and disposable sales due to the interruption of the commercial distribution of a NPWT product line of approximately $8.2 million and the transition of certain customers related to the loss of the national GPO contract of $7.7 million. The decreases were partially offset by growth in our 360 solutions from both new programs and expansion of existing programs of $8.6 million and growth in supplemental rental services of $6.0 million. Many of our 360 Solution customers utilize more than one of our equipment management program offerings in areas such as infusion, patient handling and negative pressure wound therapy. As of September 30, 2015, we had 227 such active programs, up from 209 as of December 31, 2014.

Total cost of revenue in the segment decreased $5.5 million, or 5.6%, to $92.5 million in the first nine months of 2015 as compared to the same period of 2014.  This decrease was due to  a decrease in rental cost of $5.0 million largely due to lower labor costs and vehicle expenses and lower cost of disposable sales of $4.5 million. The decrease was partially offset by an increase in costs to support growth in our 360 solutions of $4.0 million largely due to increases in employee related expense of $2.3 million and repair parts of $0.3 million.

Medical equipment depreciation decreased $6.1 million, or 11.8%, to $45.7 million in the first nine months of 2015 as compared to the same period of 2014. The decrease in medical equipment depreciation was primarily due to reduced depreciation resulting from disposals of certain medical equipment and lower capital expenditures.

Gross margin percentage for the MES segment increased from 30.9% in the first nine months of 2014 to 35.5% in the same period of 2015. Gross margin rate was impacted by the lower depreciation, growth in our 360 solutions and a business mix shift from lower margin disposable sales to higher margin 360 solutions and supplemental rental services.

Future revenue will continue to be negatively impacted by the loss of revenues resulting from the loss of the agreement related to a national GPO contract.

Clinical Engineering Solutions

(in thousands)

	Nine Months Ended
	September 30,
	2015	2014	Change	% Change
Total revenue	$74,581	$68,505	$6,076	8.9%
Cost of revenue	59,333	54,454	4,879	9.0
Gross margin	$15,248	$14,051	$1,197	8.5
Gross margin %	20.4%	20.5%

Total revenue in the CES segment increased $6.1 million, or 8.9%, to $74.6 million in the first nine months of 2015 as compared to the same period of 2014. The increase was primarily due to growth in our managed 360 solutions and manufacturer services.  As of September 30, 2015, we had 360 solutions implemented in 176 programs in our CES segment, up from 144 programs as of December 31, 2014.

Total cost of revenue in the segment increased $4.9 million, or 9.0%, to $59.3 million in the first nine months of 2015 as compared to the same period of 2014. The increase is primarily attributable to increases in vendor expenses and employee related costs to support the revenue growth and mix shifts in type of service provided to customers.

Gross margin percentage for the CES segment remained flat in the first nine months of 2014 and 2015.

Surgical Services

(in thousands)

	Nine Months Ended
	September 30,
	2015	2014	Change	% Change
Total revenue	$48,154	$43,890	$4,264	9.7%
Cost of revenue	25,681	24,418	1,263	5.2
Medical equipment depreciation	4,513	4,153	360	8.7
Gross margin	$17,960	$15,319	$2,641	17.2
Gross margin %	37.3%	34.9%

Total revenue in the SS segment increased $4.3 million, or 9.7%, to $48.2 million in the first nine months of 2015 as compared to the same period of 2014. The increase was driven primarily by organic growth in our surgical services business and from the May 2015 acquisition.

Total cost of revenue in the segment increased $1.3 million, or 5.2%, to $25.7 million in the first nine months of 2015 as compared to the same period of 2014. The increase was primarily attributable to increases in cost of disposables and employee related costs to support growth in our surgical services business.

Medical equipment depreciation increased $0.4 million, or 8.7%, to $4.5 million in the first nine months of 2015 as compared to the same period of 2014. The increase was primarily due to additional medical equipment purchased.

Gross margin percentage for the SS segment increased from 34.9% in the first nine months of 2014 to 37.3% in the same period of 2015. The increase in gross margin percentage was primarily driven by both positive operating leverage from volume growth and some shift to higher margin modalities.

Selling, General and Administrative, Gain on Settlement, Restructuring, Acquisition and Integration Expenses, Intangible Asset Impairment Charge and Interest Expense

(in thousands)

	Nine Months Ended
	September 30,
	2015	2014	Change	% Change
Selling, general and administrative	$91,825	$85,416	$6,409	7.5%
(Gain) on settlement	(5,718)	—	(5,718)	*
Restructuring, acquisition and integration expenses	—	1,820	(1,820)	*
Intangible asset impairment charge	—	34,900	(34,900)	*
Interest expense	39,810	39,922	(112)	(0.3)

*Not meaningful

Selling, General and Administrative

Selling, general and administrative expense increased $6.4 million, or 7.5%, to $91.8 million for the first nine months of 2015 as compared to the same period of 2014. The increase was primarily due to increases in incentives, consulting and outside service fees and share-based compensation expense.

Selling, general and administrative expense as a percentage of total revenue was 27.3% and 25.9% for the nine months ended September 30, 2015 and 2014, respectively.

Gain on Settlement

Gain on settlement of $5.7 million for the first nine months of 2015 was related to a settlement with our former supplier resolving all matters related to the cessation of our commercial relationships with each other.

Restructuring, Acquisition and Integration Expenses

Restructuring, acquisition and integration expenses for the first nine months of 2014 was primarily due to additional changes to realign the management team.

Intangible Asset Impairment Charge

During the second quarter of 2014, the Company became aware that future financial results of the Company will be negatively impacted by the loss of revenues resulted by pending FDA 510(k) clearances on a NPWT product line and the loss of the agreement related to a national GPO contract.  The Company applied a fair value based impairment test to the net book value of goodwill and intangible assets with indefinite lives on an annual basis and on an interim basis if events or circumstances indicate that an impairment loss may have occurred. The review of indefinite-life intangibles for impairment during the second quarter of 2014 indicated that the carrying value of trade names in the MES segment exceeded its estimated fair values. As a result, the Company performed an interim impairment test and recorded a non-cash impairment charge of $34.9 million for the nine months ended September 30, 2014.

Interest Expense

Interest expense decreased $0.1 million to $39.8 million for the first nine months of 2015 as compared to the same period of 2014.

Income Taxes

Income taxes were an expense of $0.6 and a  benefit of $13.2 million for the nine months ended September 30, 2015 and 2014, respectively. The tax expense for the nine months ended September 30, 2015 primarily related to state minimum fees. The tax benefit for the nine months ended September 30, 2014 primarily related to intangible asset impairment charge, partially offset by state minimum fees. The Company will continue to incur deferred tax expense in the future as tax amortization occurs. The expected tax benefit from operating loss during the nine months ended September 30, 2015 was offset by the recording of additional valuation allowance. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

Consolidated Net Loss

Consolidated net loss decreased $35.2 million to $17.3 million in the first nine months of 2015 as compared to the same period of 2014.  Net loss was impacted by higher margin rates as well as the decrease in medical equipment depreciation, gain on settlement and no intangible asset impairment charge during 2015.

EBITDA

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was $91.6 and $49.7 million for the nine months ended September 30, 2015 and 2014, respectively.  EBITDA for the nine months ended September 30, 2015, was impacted by gain on settlement with a former supplier and no intangible asset impairment charge during 2015.

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

	Nine Months Ended
	September 30,
(in thousands)	2015	2014
Net loss attributable to Universal Hospital Services, Inc.	$(17,633)	$(52,811)
Interest expense	39,810	39,922
Provision (benefit) for income taxes	559	(13,232)
Depreciation and amortization of intangibles	68,850	75,860
EBITDA	$91,586	$49,739

Other Financial Data:
Net cash provided by operating activities	$43,246	$35,277
Net cash used in investing activities	(33,720)	(41,223)
Net cash (used in) provided by financing activities	(9,526)	5,946

Other Operating Data (as of end of period):
Medical equipment (approximate number of owned outsourcing units)	254,000	269,000
District service centers	83	84
SS stand-alone service centers	4	7
Centers of Excellence	5	5

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

Our principal sources of liquidity are expected to be cash flows from operating activities and borrowings under our senior secured credit facility, which provides for loans in an amount of up to $235.0 million, subject to our borrowing base. See Note 9, Long-Term Debt, for details related to our senior secured credit facility. It is anticipated that our principal uses of liquidity will be to fund capital expenditures related to purchases of medical equipment, provide working capital, meet debt service requirements and finance our strategic plans.

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

If we are unable to generate sufficient cash flow from operations in order to service our debt, we will be forced to take actions, such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing our debt, or seeking additional equity capital.  This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  If we are unable to repay our debt at maturity, we may have to obtain alternative financing, which may not be available to us.

Future cash flows from operations will continue to be negatively impacted by the loss of revenues resulting from the loss of the agreement related to a national GPO contract.

Net cash provided by operating activities was $43.2 and $35.3 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in net cash provided by operating activities was primarily from the decrease in net loss in 2015.

Net cash used in investing activities was $33.7 and $41.2 million for the nine months ended September 30, 2015 and 2014, respectively.  The decrease in net cash used in investing activities was primarily due to higher proceeds from sale of medical equipment and lower medical equipment purchases during 2015 compared to the same period of 2014.

Net cash (used in) provided by financing activities was $(9.5) and $5.9 million for the nine months ended September 30, 2015 and 2014, respectively.  The increase in net cash used in financing activities was primarily due to lower net borrowings in 2015 compared to the same period of 2014.

Based on the level of operating performance expected in 2015, we believe our cash from operations and additional borrowings under our senior secured credit facility will meet our liquidity needs for the foreseeable future, exclusive of any borrowings that we may make to finance potential acquisitions.  However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could be adversely affected.  As of September 30, 2015, we had $129.7 million of availability under the senior secured credit facility based on a borrowing base of $168.7 million less borrowings of $35.1 million and after giving effect to $3.9 million used for letters of credit.  As of September 30, 2014, we had $129.4 million of availability under the senior secured credit facility based on a borrowing base of $182.2 million less borrowings of $49.2 million and after giving effect to $3.6 million used for letters of credit.

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

RECENT ACCOUNTING PRONOUNCEMENT

See Item 1 of Part I, Note 2, Recent Accounting Pronouncements.

SAFE HARBOR STATEMENT

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: We believe statements in this Quarterly Report on Form 10-Q looking forward in time involve risks and uncertainties.  The following factors, among others, could adversely affect our business, operations and financial condition, causing our actual results to differ materially from those expressed in any forward-looking statements:

•	our competitors’ activities;
•	our customers’ patient census or service needs;
•	global economic conditions’ effect on our customers;
•	our ability to maintain existing contracts or contract terms and enter into new contracts with customers;
•	uncertainties as to the effect of non-renewal of existing contracts;
•	consolidation in the health care industry and its effect on prices;
•	our relationships with key suppliers;
•	our ability to change the manner in which health care providers procure medical equipment;
•	the absence of long-term commitments and cancellations by or disputes with customers;
•	our dependence on key personnel;
•	our ability to identify and manage acquisitions;
•	increases in expenses related to our pension plan;
•	our cash flow fluctuation;
•	the increased credit risks associated with doing business with home care providers and nursing homes;
•	the risk of claims associated with medical equipment we outsource and service;
•	increased costs we cannot pass through;
•	the failure of any management information system;
•	the inherent limitations on internal controls of our financial reporting;
•	the uncertainty surrounding health care reform initiatives;
•	the federal Privacy law risks;
•	the federal Anti-Kickback law risks;
•	changes to third-party payor reimbursement for health care items and services;
•	potential other new healthcare laws or regulations;
•	our customers operate in a highly regulated environment;
•	our fleet’s risk of recalls or obsolescence;
•	our substantial debt service obligations;
•	our need for substantial cash to operate and expand our business as planned; and
•	our history of net losses and substantial interest expense.

For further information on risks applicable to us, please see the disclosure regarding the risk factors as set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk arising from adverse changes in interest rates, fuel costs and pension valuation.  We do not enter into derivatives or other financial instruments for speculative purposes.

Interest Rates

We use both fixed and variable rate debt as sources of financing.  At September 30, 2015, we had approximately $706.3 million of total debt outstanding of which $35.1 million was bearing interest at variable rates. Based on variable debt levels at September 30, 2015, a 1.0 percentage point change in interest rates on variable rate debt would have resulted in annual interest expense fluctuating by approximately $0.4 million.

Fuel Costs

We are also exposed to market risks related to changes in the price of gasoline used to fuel our fleet of delivery and sales vehicles.  A hypothetical 10% increase in the first nine months of 2015 average price of unleaded gasoline, assuming gasoline usage levels for the nine months ended September 30, 2015, would lead to an annual increase in fuel costs of approximately $0.4 million.

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

Other Market Risk

As of September 30, 2015, we have no other material exposure to market risk.

Item 4.  Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Defaults upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

On November 6, 2015, David Illingworth resigned from his position as Director of the Company. Mr. Illingworth’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Item 6.Exhibits

Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101

Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

* Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 9, 2015

Universal Hospital Services, Inc.

By	/s/ Thomas J. Leonard
Thomas J. Leonard
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

By	/s/ James B. Pekarek
James B. Pekarek
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)