Form 10-K
period 2015-12-31
UNIVERSAL HOSPITAL SERVICES INC
filed 2016-03-15
CIK 886171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrants as of June 30, 2015 was $0.

The number of shares of common stock, $.01 par value, outstanding as of March 15, 2016 was 1,000.

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

UHS commenced operations in 1939, originally incorporated in Minnesota in 1954 and reincorporated in Delaware in 2001. All of our outstanding capital stock is owned by UHS Holdco, Inc. (“Parent”), which acquired the Company in a recapitalization in May 2007 (the “Transaction”). Parent is owned by affiliates of IPC Manager III SPV, L.P. (together with its affiliates,  “IPC”).

UHS delivers health care solutions through three segments: Medical Equipment Solutions (“MES”), Clinical Engineering Solutions (“CES”) and Surgical Services (“SS”). During the year ended December 31, 2015,  we owned or managed over 700,000 units of medical equipment consisting of approximately 400,000 owned or managed units in our MES segment, over 300,000 units of customer-owned equipment we managed in our CES segment and over 7,000 units of owned or managed mobile surgical equipment in our SS segment. Our diverse customer base includes more than 7,000 active national, regional and local acute care hospitals and alternate site providers (such as long-term acute care hospitals, skilled nursing facilities, surgery centers, specialty hospitals, nursing homes and home care providers). We also have relationships with more than 200 medical device manufacturers, many of the nation’s largest group purchasing organizations (“GPOs”) and many health system integrated delivery networks (“IDNs”).  All of our solutions leverage our nationwide network of 83 district service centers, five CES Centers of Excellence and an additional five stand-alone SS service centers, together with our more than 75 years of experience managing and servicing all aspects of medical equipment.  Our fees are paid directly by our customers rather than by direct reimbursement from third-party payors, such as private insurers, Medicare or Medicaid.

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

Medical Equipment Solutions

Our MES segment accounted for $285.1 million, or 63.5%, of our revenues for the year ended December 31, 2015.  This segment represented 65.4% and 66.6% of total revenue for the years ended December 31, 2014 and 2013, respectively.  As of December 31, 2015, the MES segment owned or managed approximately 400,000 units of medical equipment ranging across many clinical categories, manufacturers and models.  These solutions are provided primarily to hospitals and other acute care providers for use through their facilities, including the emergency room, operating room, critical care, intensive care, rehabilitation and general patient care areas.

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

•

360 On-site Managed Solutions (“360 solutions”). Our 360 solutions allow our customers to fully outsource the responsibilities and costs of effectively managing categories of medical equipment at their facilities, with the added benefit of enhancing equipment utilization and clinical support. With our 360 solutions, medical equipment types and quantities are adjusted to meet changes in patient census and acuity. Our employees work at the customers’ sites to integrate our equipment management process and proprietary management software technology tools into the customers’ day-to-day operations.  We assume full responsibility for having equipment where and when it is needed at the customer’s facility, removing equipment that is no longer in use and decontaminating, testing and repairing equipment as needed between each patient use. We also perform required training and ‘‘in service’’ sessions to keep our customers’ staffs fully-trained and knowledgeable about the use and operation of medical equipment covered by the 360 solutions.  As of December 31, 2015, we had 360 solutions implemented in 230 programs in our MES segment. Our 360 solutions primarily involve the management of the medical equipment we offer on a peak needs usage basis, including, but not limited to:

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

Clinical Engineering Solutions

Our CES segment accounted for $99.2 million, or 22.1%, of our revenues for the year ended December 31, 2015.  This segment represented 21.1% and 20.3% of total revenue for the years ended December 31, 2014 and 2013, respectively.  We offer a broad range of inspection, preventive maintenance, repair, logistic and consulting services through our team of over 390 technicians and professionals located throughout the United States in our nationwide network of service centers.  We managed over 300,000 units of customer-owned equipment as of December 31, 2015.  In addition, as of December 31, 2015, we serviced approximately 400,000 units that we own or directly manage in our MES segment.

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

•

360 On-site Managed Solutions (“360 solutions”). We also provide full and part-time, on-site, resident-based equipment maintenance solutions, pursuant to which our customers fully outsource and we assume responsibility for the creation, implementation and ongoing compliance with a customer’s medical equipment management plan.  Virtually, all health care providers are required through their regulatory environment to maintain strict adherence to their facility wide medical equipment management plan and are subject to inspection of their compliance.  Our 360 solutions provide coordinated management of customer-owned equipment utilizing UHS employees and proprietary information systems, third party vendors of services and parts and a broad range of services offered through our Health Care Advisory Services Solutions. As of December 31, 2015, we had 360 solutions implemented in 180 programs in our CES segment.

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

CES Customers

•

Urban and Teaching Hospitals. We provide our clinical engineering solutions to large urban and teaching hospitals on a supplemental and fully outsourced basis through our 360 solutions. Our services are requested by in-house hospital biomedical departments on a supplemental basis because of our extensive expertise with a wide range of medical equipment.  Our service offerings allow hospital staffed biomedical departments to meet the technical requirements and workload demands on their in-house departments. One customer accounted for approximately 15% of total revenue in 2015 within our MES and CES segments.

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

Surgical Services

Our SS segment accounted for $64.4 million, or 14.4%, of our revenues for the year ended December 31, 2015.  This segment represented 13.5% and 13.1% of total revenue for the years ended December 31, 2014 and 2013, respectively.  As of December 31, 2015, we owned or managed over 7,000 units of mobile surgical equipment in our SS segment, primarily used in the practice of general surgery, orthopedic surgery, otolaryngology, urology, obstetrics, gynecology, podiatry, dermatology and plastic/cosmetics.

SS provides high end, state-of-the-art surgical equipment and associated products along with trained and certified Surgical Equipment Technologists (“technologists”) to assist in the procedural operation of the equipment. We provide these services to over 1,000 acute care hospitals and surgery centers through our nationwide network of 83 district service centers and an additional five stand-alone SS service centers. Our technologists work in the operating room (“O.R.”) and support physicians and O.R personnel. The services are offered on a per-procedure basis. Our technologists deliver, set up, and create a safe environment for hospital and clinical personnel operating the equipment and provide all necessary disposable materials needed. Our technologists work closely with our customers to confirm that all certifications and credentials meet requirements to provide on-site services. Our technologists also assist customers in the operation of facility-owned assets and supplement the training and staffing of their personnel.  As of December 31, 2015, SS provided solutions in 41 states.

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

VALUE OF UHS SOLUTIONS

Our solutions enable health care providers to replace the fixed costs of owning and/or leasing medical equipment with variable costs that are more closely related to their patient census and patient acuity. Our services can also eliminate significant capital costs associated with equipment acquisitions and liability associated with equipment ownership.  By partnering with UHS, our customers have the benefits of:

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

BUSINESS OPERATIONS

District Service Centers

As of December 31, 2015, we operated 83  market-based district service centers, five CES Centers of Excellence and an additional five stand-alone SS service centers, which allow us to provide our health care technology management and service solutions to customers in virtually all markets throughout the United States.  Each district service center is responsible for servicing its local health care market.  Each service center maintains an inventory of locally demanded equipment, parts, supplies and other items tailored to accommodate the needs of individual customers within its geographical area. Should additional or unusual equipment be required by one of our customers, a district service center can draw upon the resources of all of our other districts.  With access to over 700,000 owned or managed units of medical equipment available for customer use as of December 31, 2015, we can most often obtain the necessary equipment within 24 hours.

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

Medical Equipment Fleet

We acquire or manage medical equipment to meet our customers’ needs in some of the following product areas: respiratory therapy, newborn care, critical care, patient monitors, patient handling (which includes fall management, bariatrics, beds, stretchers and wheelchairs), pressure area management (such as therapy surfaces), wound therapy and surgical equipment. We believe we maintain one of the most technologically advanced equipment fleets in the industry, routinely acquiring new and pre-owned equipment to enhance our fleet.  Our specialized equipment portfolio managers evaluate new products each year to keep abreast of current market technology and to determine whether to add new products to our equipment fleet.  In making equipment purchases, we consider a variety of factors, including manufacturer credibility, repair and maintenance costs, anticipated user demand, equipment mobility and anticipated obsolescence.  Historically, we have purchased and owned directly the equipment used in our medical equipment outsourcing programs.  During the year ended December 31, 2015, we owned or managed over 700,000 units of medical equipment available for use by our customers.

In 2015, our ten largest manufacturers of medical equipment supplied approximately 57% (measured in dollars spent) of our direct medical equipment purchases.  In 2015, one of our largest medical equipment suppliers accounted for approximately 11% of our medical equipment purchases (measured in dollars spent).

We seek to ensure availability of equipment at favorable prices. We generally do not enter into long-term fixed price contracts with suppliers of our equipment.  We may receive price discounts related to the volume and timing of our purchases. The purchase price we pay for equipment generally ranges from $1,000 to $67,000 per item for MES and up to $545,000 per item for SS.

COMPETITIVE STRENGTHS

We believe our business model presents an attractive value proposition to our customers and has resulted in growth in recent years.  We provide our customers with a wide array of solutions across the full spectrum of equipment management. We believe our more than 75 years of experience and reputation as the “go to” company in critical situations has earned us a leading position in our industry.

We attribute our historical success to, and believe that our potential for future growth comes from, the following strengths:

Unique position in health care.  We believe that we are unique in providing the largest breadth of comprehensive health care technology management and service solutions to the health care industry.  While some competitors may offer products and services in various stages of the equipment lifecycle, none provide the comprehensive approach to customers that we do.  Our extensive relationships with more than 7,000 hospitals and alternate site providers, more than 200 medical device manufacturers and many of the nation’s largest GPOs and IDNs, of which many are long-standing, present a unique position and value proposition in the health care arena.

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

Large, modern equipment fleet.  We own or manage an extensive, modern fleet of medical equipment, which during the year ended December 31, 2015, consisted of more than 700,000 units available for use to our customers. This equipment fleet, along with our quality assurance programs, places us in a unique position to service “high end” acute care hospitals, such as teaching, research or specialty institutions that demand access to current and preferred technologies to meet the complex needs of their patients.

Nationwide infrastructure.  We have a broad, nationwide staff, facility, and vehicle service network coupled with focused and customized operations at the local level. Our extensive network of district service centers and Centers of Excellence and our 24-hours-a-day, 365 days-a-year service capabilities enable us to compete effectively for large, national contracts as well as drive growth regionally and locally.

Proprietary software and asset management tools.  We have used our more than 75 years of experience and our extensive database of equipment management information to develop sophisticated software technology and management tools.  These tools have allowed us to become a leader in meeting the demands of customers by delivering sophisticated 360 solutions that we use to drive cost efficiencies and equipment productivity, while supporting the needs of caregivers.  We believe that our continued and significant investment in new tools and technology will help us to continue to distinguish our offerings to the health care industry.

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

•

Favorable demographic trends.  According to the U.S. Census Bureau, individuals aged 65 and older in the United States comprise the fastest growing segment of the population. This segment is expected to grow to more than 79 million individuals by 2035. This represents a 66% increase in the 65-and-older segment of the population over the next 20 years. As a result, over time, the number of patients and the volume of hospital admissions are expected to grow.  The aging population and increasing life expectancy are driving demand for health care services.

•

Increase in obesity.  The U.S. population is getting heavier. In 2014, all 50 states reported having obesity prevalence rates of 20% or more, as reported by the Center for Disease Control and Prevention.

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

No direct third-party payor reimbursement risk.  Many health care providers rely on payment from patients or reimbursement from third-party payors. Our fees are paid directly by our customers, rather than by third-party payors, such as Medicare, Medicaid, managed care organizations or indemnity insurers. Accordingly, our exposure to uncollectible patient or reimbursement receivables or Medicare or Medicaid reimbursement changes is reduced, as evidenced by our bad debt expense of approximately 0.0%,  0.2% and 0.3% of total revenues for the years ended December 31, 2015,  2014 and 2013, respectively.

Strong value proposition.  With our focus and expertise in health care technology management and service solutions, we offer a strong value proposition for customers.  Our comprehensive solutions focus on helping customers:

•	reduce capital and operating costs related to managing medical equipment;
•	enhance operational productivity and staff satisfaction by ensuring equipment is available when and where needed; and
•	maintain high standards of regulatory compliance related to medical equipment use.

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

Organic Growth

We believe that the following external and market factors will provide us significant growth opportunities:

•	Pressure among customers to reduce costs and increase operational efficiency;
•	the aging population and increasing life expectancy driving up patient volume;
•	increasing obesity and patient acuity;
•	continued increase in the number, complexity and sophistication of medical technologies;
•	continued trend toward outsourcing non-core functions by hospitals, alternate site providers and manufacturers; and
•	increasing demand by payors and providers for equipment based solutions.

Our organic growth will be driven by the following factors:

•	growing our Supplemental Rental and Surgical Services business segments;
•	selectively pursuing Asset360 managed solutions;
•	growing our less capital intensive CES business;
•	increasing and retaining the number of hospitals, alternative care facilities, surgery centers, physicians and manufacturers to which we provide services; and
•	expanding and deepening our relationships with customers and manufacturers.

EMPLOYEES

We had 2,489 regular employees as of December 31, 2015, including 2,194 full-time and 295 part-time employees. Of such employees, 183 were sales representatives, 1,974 were operations personnel and 332 were employed in corporate support functions.

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

MARKETING

We market our programs primarily through our direct sales force, which consisted of 183 professional sales representatives as of December 31, 2015.  Our direct sales force is organized into three regions and ten sales divisions.  We support our direct sales force with technical, clinical, surgical and financial specialists, who provide comprehensive solutions for our customers. Our national accounts team also supports our direct sales force through its focus on securing national and regional contracts.

We also market through our websites,  www.uhs.com,  www.UHSSurgicalServices.com and www.OnCareMedical.com, and we participate in numerous national and regional conventions where we interact with industry groups and opinion leaders. Information presented on our website is not incorporated by reference and should not be considered a part of our Annual Report on Form 10-K.

In our marketing efforts, we primarily target key decision makers, such as administrators, chief executive officers, chief financial officers, chief medical officers, and chief nursing officers as well as physicians, directors and managers of functional departments, such as materials management, surgery, purchasing, pharmacy, biomedical services, and central supply. We also promote solutions to hospitals, surgery centers, manufacturer and alternate site provider groups and associations.

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

Although our business is not currently extensively regulated under health care laws, we are subject to certain regulatory requirements as discussed above and our customers are subject to direct regulation under the Federal False Claims Act, the Stark Law, the Anti-Kickback Law, rules and regulations of the Centers for Medicare and Medicaid Services (“CMS”), and other federal and state health care laws and regulations. Promulgation of new laws and regulations, or changes in or re-interpretations of existing laws and regulations, could affect our business, operating results or financial condition. Our operations might be negatively impacted if we had to comply with additional complex government regulations.

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

Our competition may engage in competitive practices that could cause us to lose market share, reduce our prices, or increase our expenditures.  For example, competitors may sell significant amounts of surplus equipment or sell capital equipment at a lower gross margin to obtain the future repeat sales of disposables for a higher gross margin, thereby decreasing the demand for our equipment solutions. Additionally, the overall market for our services is very competitive and our competitors often compete by lowering prices, thus impacting gross margin.

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

Our operating results are dependent in part on the amount and types of equipment necessary to service our customers’ needs, which are heavily influenced by the number of patients our customers serve at any time (which we refer to as “patient census”) and the services those patients receive.  At times of lower patient census, our customers have a decreased need for our services on a supplemental or peak needs basis.  During severe economic downturns, the number of hospital admissions and inpatient surgeries declines as consumers reduce their use of non-essential health care services.  Our operating results can also vary depending on the timing and severity of the cold and flu season, local, regional or national epidemics, and the impact of national catastrophes, as well as other factors affecting patient census and service demand.

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

One customer accounted for approximately 15% of total revenue in 2015. The revenue is in our MES and CES segments. To the extent the contracts are not renewed or are terminated, our revenue and operating results would be significantly impacted.

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

We purchased medical equipment from approximately 163 manufacturers in 2015.  Our ten largest manufacturers of medical equipment accounted for approximately 57% of our direct medical equipment purchases in 2015.  Adverse developments concerning key suppliers or our relationships with them could force us to seek alternative sources for our medical equipment or to purchase such equipment on less unfavorable terms.  A delay in procuring equipment or an increase in our cost to purchase equipment could limit our ability to provide equipment to our customers on a timely and cost-effective basis.  In addition, if we do not have access to certain parts, or if manufacturers do not provide access to the appropriate equipment manuals or training, we may not be able to provide certain clinical engineering services.

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

For the year ended December 31, 2015, approximately 50% of our total revenue was derived from customers that contracted with us or from hospitals and other providers that purchased equipment or services from us through a GPO that contracted with us on behalf of its members.  The source of the remaining 50% of revenue was from customers that do not purchase equipment or services from us through a GPO contract.  Our customers are generally not obligated to outsource our equipment under long-term commitments.  In addition, many of our customers do not sign written contracts with us fixing the rights and obligations of the parties regarding matters such as billing, liability, warranty or use.  Therefore, we face risks such as fluctuations in usage, inaccurate or false reporting of usage by customers and disputes over liabilities related to equipment use.  The non-contracted services we provide could be terminated by the customer without notice or payment of any termination fee.  A large number of such terminations may adversely affect our ability to generate revenue growth and sufficient cash flows to support our growth plans.  In addition, those customers with long-term commitments may have contracts that do not permit us to raise our prices, yet our cost to serve may increase. Any of these risks could reduce our ability to operate and expand our business.

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

Risks Related to Health  Care and Other Legal Regulation

Uncertainty surrounding health care reform initiatives remains.  Depending on the scope, form, and implementation of final health care reform legislation, our business may be adversely affected.

The health care industry is undergoing significant change. In March 2010, the Congress adopted and President Obama signed into law the Affordable Care Act (the “ACA”). The ACA has increased the number of Americans with health insurance and employer mandates and subsidies offered to lower income individuals. While the increase in coverage could translate into increased utilization of our products and services, health care reform and political uncertainty have historically resulted in changes in how our customers purchase our services and have adversely affected our revenues. Provider revenue per service may decline with reductions in Medicare and Medicaid reimbursement. Furthermore, the implementation of the ACA may impose changes in health care delivery, reimbursement, operations or record keeping that are not compatible with our current offerings, which could force us to incur additional compliance costs. So far, starting in 2013, our business, along with some of our suppliers and customers that are manufacturers, came under direct regulation of the Open Payments Law, specifically the Physician Payments Sunshine Act. The Open Payments Law will require the annual reporting and publishing of all transfers of value to physicians and teaching hospitals to give greater transparency to financial relationships between manufacturers, physicians and teaching hospitals.  Federal and state governments also continue to enact and consider various legislative and regulatory proposals that could materially impact certain aspects of the health care system. We cannot predict with certainty what health care initiatives, if any, will be implemented or what the ultimate effect of federal health care reform (including, but not limited to, the ACA) or any future legislation or regulation will have on our operating results or financial condition.

Recently enacted amendments to federal privacy laws make us subject to more stringent penalties in the event we improperly use or disclose protected health information regarding our customers’ patients.

The HITECH Act expanded the scope of the privacy and security requirements under HIPAA and increased penalties for violations to “Business Associates,” which includes UHS. Business Associates such as UHS are required to comply with certain of the HIPAA privacy standards and are required to implement administrative, physical and technical security standards to protect the integrity, confidentiality and availability of certain electronic health information we receive, maintain or transmit. In addition, the HITECH Act enacted federal breach notification rules requiring notification to affected individuals and the Department of Health and Human Services (and in some cases, relevant media outlets) whenever a breach of personal health information occurs. In addition, the HIPAA rules now involve increased penalties, including mandatory penalties for “willful neglect” violations, starting at $100 per violation subject to a cap of $1.5 million for violations of the same standard in a single calendar year.  State attorneys general are also authorized to enforce federal HIPAA privacy and security rules. Our operations could be negatively impacted by a violation of the HIPAA privacy or security rules and our reputation could suffer in the event of a data breach involving significant number of individuals.

Many states in which we operate also have state laws that protect the privacy and security of confidential, personal information that have similar to or even more protection than the federal provisions.  Some state laws impose fines and penalties upon violators in addition to allowing a private right of action to sue for damages for those who believe their personal information has been misused.

Our relationships with health care facilities and marketing practices are subject to the federal Anti-Kickback Statute and similar state laws.

We are subject to the federal Anti-Kickback Law, which prohibits the knowing and willful offer, payment, solicitation or receipt of any form of “remuneration” in return for, or to induce, the referral of business or ordering of services paid for by Medicare or other federal programs.  “Remuneration” has been broadly defined to include anything of value, including gifts, discounts, credit arrangements, and in-kind goods or services.  Certain federal courts have held that the Anti-Kickback Law can be violated if “one purpose” of a payment is to induce referrals.  The Anti-Kickback Law is broad and prohibits many arrangements and practices that are lawful in businesses outside the health care industry.  Violations can result in imprisonment, civil or criminal fines or exclusion from Medicare and other governmental programs.  The Office of Inspector General issued a series of safe harbors that if met will help assure health care providers and other parties will not be prosecuted under the Anti-Kickback Law.  Contracts with health care facilities and other marketing practices or transactions may implicate the Anti-Kickback Law.  We have attempted to structure our contracts and marketing practices to comply with the Anti-Kickback Law along with providing training to our employees.  However, we cannot ensure that we will not have to defend against alleged violations from private entities or that OIG or other authorities will not find that our practices violate the Anti-Kickback Law.

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

New health care laws or regulations could impact our business.

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

Risks Related to Our Capital Structure and Our Debt

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our indebtedness.

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

We require substantial cash to operate our health care technology solutions and service our debt.  Our health care technology solutions require us to invest a significant amount of cash in medical equipment purchases.  To the extent that such expenditures cannot be funded from our operating cash flow, borrowings under our senior secured credit facility or other financing sources, we may not be able to grow as currently planned.  We currently expect that over the next 12 months, we will make net investments of approximately $55 to $65 million in new and pre-owned medical equipment and other capital expenditures.  This estimate is subject to numerous assumptions, including revenue growth, the number of 360 solution signings, and any significant changes in customer contracts. In addition, a substantial portion of our cash flow from operations must be dedicated to servicing our debt and there are significant restrictions on our ability to incur additional indebtedness under the amended and restated credit agreement governing our senior secured credit facility.

Primarily because of our debt service obligations and debt refinancing charges and elevated depreciation and amortization charges we have incurred subsequent to the Transaction, we have had a history of net losses.  If we consistently incur net losses, it could result in our inability to finance our business in the future.  We had net losses of $28.6,  $66.5 and $43.0 million during the years ended December 31, 2015,  2014 and 2013, respectively.  Our ability to use our United States federal income tax net operating loss carryforwards to offset our future taxable income may be limited.  If we are limited in our ability to use our net operating loss carryforwards in future years in which we have taxable income, we will pay more current taxes than if we were able to utilize our net operating loss carryforwards without limitation, which could harm our results of operations and liquidity.

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

ITEM 1B:  Unresolved Staff Comments

None.

ITEM 2:  Properties

As of December 31, 2015, we operated 83 full service district service centers nationwide, five CES Centers of Excellence and an additional five stand-alone SS service centers.  We lease all of our district service centers as well as SS locations and Centers of Excellence. The average square footage of our non-corporate locations is approximately 8,900 square feet. Our full service district service centers support all of our business segments.  Our corporate office is located at a 55,000 square foot leased facility in a suburb of Minneapolis, Minnesota.

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

On January 13, 2015, the Company filed suit in the Western District of Texas against Hill-Rom Holdings, Inc., Hill-Rom Company, Inc. and Hill-Rom Services, Inc. (the “Defendants”) alleging that the Defendants violated federal and state antitrust laws by willfully and unlawfully engaging in a pattern of exclusionary and predatory conduct in order to foreclose market competition and seeking actual damages, trebled damages and punitive damages.  On March 4, 2015, the Defendants filed a motion to transfer the case to another venue.  On March 23, 2015, the Defendants filed a motion to dismiss the case.  On July 2, 2015, the Court denied the Defendants’ motion to transfer.  On October 15, 2015, the Court denied the Defendants motion to dismiss. At this early stage in the litigation, the Company does not believe the expense of litigation will have a material impact on the Company's operating expenses or financial results.

ITEM 4:  Mine Safety Disclosures

Not applicable.

PART II

ITEM 5:  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 1, 2016, Parent owns, and at all times during 2015 Parent has owned, all 1,000 shares of our common stock, par value $.01 per share. There is no established public trading market for our common stock. During 2015, the Company did not declare or pay any cash dividends.  Our debt instruments contain certain restrictions on our ability to pay cash dividends on our common stock (see the information regarding our Notes and senior secured credit facility contained under the caption “Liquidity and Capital Resources” in Item 7 of this Annual Report on Form 10-K).

We did not repurchase any of our equity securities during 2015.

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

On June 8, 2011 the Company and Parent’s Boards of Directors declared a dividend of $0.12 per share to the Parent’s shareholders of record on June 10, 2011 and a $0.12 per share equity distribution to be paid to the holders of vested options on the Parent’s stock as of June 10, 2011 and payable on July 1, 2011. Also on June 8, 2011, the Boards of Directors declared an equity distribution of $0.12 per option to holders of outstanding options on the Parent’s stock on June 10, 2011 that vested on December 31, 2011, 2012, 2013, 2014 and 2015.

	Year Ended December 31,
(in thousands)	2015	2014	2013	2012	2011
Consolidated Statements of Operations Data:
Total revenues	$448,681	$436,664	$428,440	$415,326	$355,156
Cost of revenues	303,889	309,903	301,202	267,582	225,987
Gross margin	144,792	126,761	127,238	147,744	129,169
Operating expenses:
Selling, general and administrative	122,454	114,596	112,649	109,247	100,948
Restructuring, acquisition and integration expenses	2,321	3,059	236	7,474	3,483
(Gain) on settlement	(5,718)	—	—	—	—
Intangible asset impairment charge	—	34,900	—	—	—
Total operating expenses	119,057	152,555	112,885	116,721	104,431
Operating income (loss)	25,735	(25,794)	14,353	31,023	24,738
Loss on extinguishment of debt	—	—	1,853	12,339	—
Interest expense	53,195	53,285	55,015	55,697	55,020
Loss before income taxes and noncontrolling interest	(27,460)	(79,079)	(42,515)	(37,013)	(30,282)
Provision (benefit) for income taxes	756	(13,065)	(166)	(2,569)	(8,343)
Net income attributable to noncontrolling interest	432	503	688	754	451
Net loss attributable to Universal Hospital Services, Inc.	$(28,648)	$(66,517)	$(43,037)	$(35,198)	$(22,390)

	Year Ended December 31,
(in thousands)	2015	2014	2013	2012	2011
Other Financial Data:
Net cash provided by operating activities	$72,284	$60,572	$57,574	$72,531	$57,691
Net cash used in investing activities	(52,606)	(55,464)	(56,433)	(73,597)	(153,219)
Net cash (used in) provided by financing activities	(19,678)	(5,108)	(1,141)	(95)	96,689
Other Operating Data (as of end of period):
Medical equipment (approximate number of owned outsourcing units)	246,000	254,000	269,000	265,000	248,000
District service centers	83	83	82	83	84
SS stand-alone service centers	5	5	7	7	3
Centers of Excellence	5	5	6	6	6

Depreciation and amortization of intangibles	$91,901	$100,088	$98,796	$96,691	$96,612
EBITDA (1)(2)	117,204	73,791	110,608	114,621	120,899
Dividend and equity distribution	—	—	—	—	34,500

	December 31,
(in thousands)	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data:
Working capital (3)	$(8,855)	$782	$1,754	$12,765	$23,608
Total assets	807,880	832,639	913,774	933,803	926,972
Total debt	697,763	710,186	710,771	699,014	671,097
(Deficit) Equity	(49,158)	(48,747)	23,020	60,875	93,187

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

(2)	The following is a reconciliation of net loss attributable to UHS to EBITDA:

	Year Ended December 31,
(in thousands)	2015	2014	2013	2012	2011
Net loss attributable to Universal Hospital Services, Inc.	$(28,648)	$(66,517)	$(43,037)	$(35,198)	$(22,390)
Interest expense	53,195	53,285	55,015	55,697	55,020
Provision (benefit) for income taxes	756	(13,065)	(166)	(2,569)	(8,343)
Depreciation and amortization of intangibles	91,901	100,088	98,796	96,691	96,612
EBITDA	$117,204	$73,791	$110,608	$114,621	$120,899

(3)	Represents total current assets (excluding cash and cash equivalents) less total current liabilities (excluding current portion of long-term debt).

(4)	We adopted ASU No. 2015-17 Balance Sheet Classification of Deferred Taxes by retrospectively applying the ASU 2015-17 to all periods presented.

Segment Information

	Year Ended December 31, 2015
	Medical	Clinical
	Equipment	Engineering	Surgical
(in thousands)	Solutions	Solutions	Services	Total
Revenue	$285,059	$99,188	$64,434	$448,681
Cost of revenue	123,664	78,988	34,459	237,111
Medical equipment depreciation	60,465	—	6,313	66,778
Gross margin	$100,930	$20,200	$23,662	$144,792
Total assets	$596,295	$110,588	$100,997	$807,880

	Year Ended December 31, 2014
	Medical	Clinical
	Equipment	Engineering	Surgical
(in thousands)	Solutions	Solutions	Services	Total
Revenue	$285,497	$92,092	$59,075	$436,664
Cost of revenue	130,117	73,547	32,721	236,385
Medical equipment depreciation	67,719	—	5,799	73,518
Gross margin	$87,661	$18,545	$20,555	$126,761
Total assets	$624,444	$110,562	$97,633	$832,639

	Year Ended December 31, 2013
	Medical	Clinical
	Equipment	Engineering	Surgical
(in thousands)	Solutions	Solutions	Services	Total
Revenue	$285,510	$86,864	$56,066	$428,440
Cost of revenue	128,864	67,747	31,557	228,168
Medical equipment depreciation	67,615	—	5,419	73,034
Gross margin	$89,031	$19,117	$19,090	$127,238
Total assets	$700,706	$112,502	$100,566	$913,774

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are a leading nationwide provider of health care technology management and service solutions to the United States health care industry. Our diverse medical equipment solutions customer base includes more than 7,000 acute care hospitals and alternate site providers.  We also have relationships with more than 200 medical device manufacturers and many of the nation’s largest group purchasing organizations (“GPOs”) and many of the integrated delivery networks (“IDNs”).  All of our solutions leverage our nationwide network of 83 district service centers, five Centers of Excellence and an additional five stand-alone Surgical Services service centers together with our more than 75 years of experience managing and servicing all aspects of medical equipment.  During the year ended December 31, 2015, we owned or managed over 700,000 units of medical equipment consisting of approximately 400,000 owned or managed units in our Medical Equipment Solutions (“MES”) segment, over 300,000 units of customer-owned equipment we managed in our Clinical Engineering Solutions (“CES”) segment and over 7,000 units of owned or managed mobile surgical equipment in our Surgical Services (“SS”) segment. Our fees are paid directly by our customers rather than from direct reimbursement from third-party payors, such as private insurers, Medicare, or Medicaid.  We commenced operations in 1939, originally incorporated in Minnesota in 1954 and reincorporated in Delaware in 2001.  Historically, we have experienced significant and sustained growth. Our overall growth strategy is to continue to grow both organically and through strategic acquisitions.

As one of the nation’s leading providers of health care technology management and service solutions, we design and offer comprehensive solutions for our customers that help reduce capital and operating expenses while increasing medical equipment and staff productivity and support improved patient safety and outcomes.

In 2014, a supplier ceased distribution of one of its products in the United States following a request from the FDA. On May 7, 2015, the Company entered into an agreement with the former supplier resolving all matters related to the cessation of our commercial relationships with each other. The Company received $7.5 million in net cash during 2015 after settling all open receivables and payables between the two parties and return of relevant product. The Company recorded a net gain of $5.7 million related to this settlement. Excluding the May 7, 2015 agreement with the former supplier, the net loss in revenue for 2015 was approximately $8.2 million.  The cash impact to gross margin for 2015 was approximately $3.0 million.

The Company was notified in 2014 that a national group purchasing organization awarded a sole source agreement to a competitor under agreements that expired on December 31, 2014.  The loss in revenue was approximately $10.1 million for 2015. The gross margin impact, while difficult to estimate given the fixed nature of the expense base, was approximately $7.2 million for 2015. The Company expects to lose approximately $7 to 9 million of additional revenue in 2016 with the gross margin impact of $5 to $7 million.

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

All of our outstanding capital stock is owned by UHS Holdco, Inc. (“Parent”), which acquired the Company in a recapitalization in May 2007.  Parent is owned by affiliates of IPC.

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

For goodwill and indefinite-lived intangible assets, including trade names, we review for impairment annually and upon the occurrence of certain events as required by Accounting Standards Codification (“ASC”) Topic 350, “Intangibles — Goodwill and Other.” Goodwill and indefinite-lived intangible assets are tested at least annually for impairment and more frequently if events or changes in circumstances indicate that the asset might be impaired. We review goodwill for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we conclude that goodwill is not impaired. If the carrying amount of a reporting unit is zero or negative, the second step of the impairment test is performed to measure the amount of impairment loss, if any, when it is more likely than not that a goodwill impairment exists. As of December 31, 2015 and 2014, all of our reporting units had a negative carrying value causing us to undertake a step 2 goodwill impairment analysis. The step 2 analysis on goodwill performed for those years reflected no impairment. No impairments were recognized in 2015, 2014 or 2013 related to goodwill.

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

During the second quarter of 2014, the Company became aware of certain events that will have a negative impact on the future financial results of the Company. The Company applies a fair value based impairment test to the net book value of goodwill and intangible assets with indefinite lives on an annual basis and on an interim basis if events or circumstances indicate that an impairment loss may have occurred. The review of indefinite-life intangibles for impairment during the second quarter of 2014 indicated that the carrying value of trade names in the MES segment exceeded its estimated fair values. The Company performed an interim impairment test and recorded a non-cash impairment charge of $34.9 million in the second quarter of 2014. As a result of the trade names impairment, the Company’s equity went to a deficit causing the Company to undertake a step 2 goodwill impairment analysis. The preliminary step 2 analysis of the MES goodwill reflected no impairment.  The finalization of the step 2 analysis and the result of the annual impairment review resulted in no changes to or additional impairment charges. We did not perform a  qualitative assessment and proceeded directly to the quantitative impairment test for 2015. Our quantitative test resulted in no impairment in 2015. No impairments were recognized in 2015 or 2013 related to indefinite-lived intangible assets.

For property and equipment and amortizable intangible assets, impairment is evaluated when an event (such as those noted in ASC Topic 360, “Property, Plant, and Equipment”) is indicated.  This evaluation is conducted at the lowest level of identifiable cash flows.  If there is an indication of impairment based on this evaluation of undiscounted cash flows versus carrying value, impairment is measured based on the estimated fair value of the long-lived or amortizable asset in comparison to its carrying value.  Our amortizable intangible assets consist of the following discrete items:  customer relationships, a supply agreement, technology databases, non-compete agreements and favorable lease agreements.  For property and equipment, primarily movable medical equipment, we continuously monitor specific makes/models for events such as product recalls or obsolescence. We recorded asset impairment charges of $3.3 and $2.0 million in 2015 and 2014, respectively.  No impairment was recognized in 2013 related to property and equipment and amortizable intangible assets.

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

The Company has recorded a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.  We evaluate the recoverability of our deferred tax assets by scheduling the expected reversals of deferred tax assets and liabilities to determine whether net operating loss carry forwards are recoverable prior to expiration.  The Company had a valuation allowance of $59.7 and $55.0 million as of December 31, 2015 and 2014, respectively.

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

RESULTS OF OPERATIONS

The following table provides information on the percentages of certain items of selected financial data compared to total revenues. The table also indicates the percentage increase or decrease comparing fiscal 2015 to 2014 and 2014 to 2013.

	Percent to Total Revenue			Percent Increase (Decrease)
	Year Ended December 31,			Year Ended December 31,
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
Revenue
Medical equipment solutions	63.5%	65.4%	66.6%	(0.2)%		—%
Clinical engineering solutions	22.1	21.1	20.3	7.7		6.0
Surgical services	14.4	13.5	13.1	9.1		5.4
Total revenues	100.0	100.0	100.0	2.8		1.9
Cost of Revenue
Cost of medical equipment solutions	27.6	29.8	30.1	(5.0)		1.0
Cost of clinical engineering solutions	17.6	16.8	15.8	7.4		8.6
Cost of surgical services	7.7	7.5	7.4	5.3		3.7
Medical equipment depreciation	14.9	16.8	17.0	(9.2)		0.7
Total costs of revenues	67.8	70.9	70.3	(1.9)		2.9
Gross margin	32.2	29.1	29.7	14.2		(0.4)
Selling, general and administrative	27.3	26.2	26.3	6.9		1.7
Restructuring, acquisition and integration expenses	0.5	0.7	0.1	(24.1)		*
(Gain) on settlement	(1.3)	—	—	*		*
Intangible asset impairment charge	—	8.0	—	*		*
Operating income (loss)	5.7	(5.8)	3.3	*		*
Loss on extinguishment of debt	—	—	0.4	*		*
Interest expense	11.9	12.2	12.8	(0.2)		(3.1)
Loss before income taxes and noncontrolling interest	(6.2)	(18.0)	(9.9)	*		*
Provision (benefit) for income taxes	0.2	(3.0)	—	*		*
Consolidated net loss	(6.4)%	(15.0)%	(9.9)%	*	%	*	%

* Not meaningful

Results of Operations for the Year Ended December 31, 2015 compared to the Year Ended December 31, 2014

Total Revenue

Total revenue for the year ended December 31, 2015 was $448.7 million, compared with $436.7 million for the year ended December 31, 2014, an increase of $12.0 million or 2.8%.  The increase was primarily due to additional revenue in our MES segment related to growth in our 360 On-site Managed Solutions (“360 solutions”) of $11.9 million and growth in supplemental rental services of $8.2 million, partially offset by the decline in Negative Pressure Wound Therapy (“NPWT”) device rental and disposable sales of $8.0 million due to the interruption of the commercial distribution of a NPWT product line and a decrease of $10.1 million due to customer transitions from loss of the national GPO contract; additional revenue in our CES segment related to growth in our 360 solutions and manufacturer services of $5.5 million and growth in our SS segment of $5.4 million.

Cost of Revenue

Total cost of revenue for the year ended December 31, 2015 was $303.9 million compared to $309.9 million for the year ended December 31, 2014, a decrease of $6.0 million or 1.9%.  The decrease was primarily in our MES segment due to decreases  in other rental costs of $5.9 million, primarily due to the loss of the national GPO contract, and cost of disposable sales of $5.5 million and a decrease in medical equipment depreciation of $6.7 million, partially offset by the increase in 360 solutions cost of $4.5 million corresponding with the 360 solutions revenue growth; an increase in our CES solutions cost of $5.4 million and the increase in SS costs of $1.7 million.

Gross Margin

Total gross margin for the year ended December 31, 2015 was $144.8 million, or 32.2% of total revenues compared to $126.8 million, or 29.1% of total revenues for the year ended December 31, 2014, an increase of $18.0 million or 14.2%.  The increase in gross margin as a percent of revenue was primarily impacted by a  business mix shift from lower margin disposable sales to higher margin 360 solutions in the MES segment, lower depreciation and a partial shift to higher margin modalities in the SS portions of the business.

Medical Equipment Solutions Segment

(in thousands)

	Year Ended December 31,
	2015	2014	Change	% Change
Total revenue	$285,059	$285,497	$(438)	(0.2)%
Cost of revenue	123,664	130,117	(6,453)	(5.0)
Medical equipment depreciation	60,465	67,719	(7,254)	(10.7)
Gross margin	$100,930	$87,661	$13,269	15.1
Gross margin %	35.4%	30.7%

Total revenue in the MES segment for the year ended December 31, 2015 decreased by $0.4 million, or 0.2%, to $285.1 million as compared to the same period of 2014.  The decrease was primarily due to the decline in NPWT device rental and disposable sales due to the interruption of the commercial distribution of a NPWT product line of approximately $8.0 million and the transition of certain customers related to the loss of the national GPO contract of $10.1 million. The decreases were partially offset by growth in our 360 solutions from both new programs and expansion of existing programs of $11.9 million and growth in supplemental rental services of $8.2 million. Many of our 360 Solution customers utilize more than one of our equipment management program offerings in areas such as infusion, patient handling and NPWT. As of December 31, 2015, we had 230 such active programs, up from 209 as of December 31, 2014.

Total cost of revenue in the segment for the year ended December 31, 2015 decreased by $6.5 million, or 5.0%, to $123.7 million as compared to the same period of 2014. This decrease was due to a decrease in rental cost of $5.9 million largely due to lower labor costs and vehicle expenses and lower cost of disposable sales of $5.5 million. The decrease was partially offset by an increase in costs to support growth in our 360 solutions of $4.5 million largely due to increases in employee related expense of $2.9 million.

Medical equipment depreciation for the year ended December 31, 2015 decreased by $7.3 million, or 10.7%, to $60.5 million as compared to the same period of 2014. The decrease in medical equipment depreciation was primarily due to reduced depreciation resulting from disposals of certain medical equipment.

Gross margin percentage for the MES segment was 35.4% and 30.7% for the years ended December 31, 2015 and 2014, respectively. Gross margin rate was impacted by lower depreciation due primarily to the asset impairment charge recorded in the prior year,  leverage from volume growth specifically in our 360 solutions and a business mix shift from lower margin disposable sales to higher margin 360 solutions and supplemental rental services.

Future revenue will continue to be negatively impacted by the loss of revenues resulting from the loss of the agreement related to a national GPO contract. See Item 15 of Part IV, Note 9, Commitments and Contingencies.

Clinical Engineering Solutions Segment

(in thousands)

	Year Ended December 31,
	2015	2014	Change	% Change
Total revenue	$99,188	$92,092	$7,096	7.7%
Cost of revenue	78,988	73,547	5,441	7.4
Gross margin	$20,200	$18,545	$1,655	8.9
Gross margin %	20.4%	20.1%

Total revenue in the CES segment for the year ended December 31, 2015 increased by $7.1 million, or 7.7%, to $99.2 million as compared to the same period of 2014.  The increase was primarily due to growth in our managed 360 solutions and manufacturer services.  As of December 31, 2015, we had 360 solutions implemented in 180 programs in our CES segment, up from 144 programs as of December 31, 2014.

Total cost of revenue in the segment for the year ended December 31, 2015 increased by $5.4 million, or 7.4%, to $79.0 million as compared to the same period of 2014. The increase is primarily attributable to increases in employee related costs and vendor expenses to support the revenue growth and mix shifts in type of service provided to customers.

Gross margin percentage for the CES segment was 20.4% and 20.1% for the years ended December 31, 2015 and 2014, respectively.  Gross margin percentage will fluctuate based on the variability of third-party vendor expenses in our 360 solutions and supplemental service programs,  as well as fluctuations of services being performed in house for manufacturer services.

Surgical Services Segment

(in thousands)

	Year Ended December 31,
	2015	2014	Change	% Change
Total revenue	$64,434	$59,075	$5,359	9.1%
Cost of revenue	34,459	32,721	1,738	5.3
Medical equipment depreciation	6,313	5,799	514	8.9
Gross margin	$23,662	$20,555	$3,107	15.1
Gross margin %	36.7%	34.8%

Total revenue in the SS segment for the year ended December 31, 2015 increased by $5.4 million, or 9.1%, to $64.4 million as compared to the same period of 2014. The increase was driven primarily by organic growth in our surgical services business and to a lesser extent from an acquisition completed in the second quarter of 2015.

Total cost of revenue in the segment for the year ended December 31, 2015 increased by $1.7 million, or 5.3%, to $34.5 million as compared to the same period of 2014. The increase was primarily attributable to the increases in cost of disposables and employee-related costs to support growth in our surgical services business.

Medical equipment depreciation for the year ended December 31, 2015 increased by $0.5 million, or 8.9%, to $6.3 million as compared to the same period of 2014.  The increase was primarily due to additional medical equipment purchased.

Gross margin percentage for the SS segment was 36.7% and 34.8% for the years ended December 31, 2015 and 2014, respectively. The increase in gross margin percentage was primarily driven by both positive operating leverage from volume growth and some shift to higher margin modalities.

Selling, General and Administrative, Restructuring, Acquisition and Integration Expenses, Intangible Asset Impairment Charge, Loss on Extinguishment of Debt and Interest Expense

(in thousands)

	Year Ended December 31,
	2015	2014	Change	% Change
Selling, general and administrative	$122,454	$114,596	$7,858	6.9%
Restructuring, acquisition and integration expenses	2,321	3,059	(738)	(24.1)
(Gain) on settlement	(5,718)	—	(5,718)	*
Intangible asset impairment charge	—	34,900	(34,900)	*
Interest expense	53,195	53,285	(90)	(0.2)

Selling, General and Administrative

Selling, general, and administrative expenses for the year ended December 31, 2015 increased by $7.9 million, or 6.9%, to $122.5 million as compared to the same period of 2014.  The increase was primarily due to increase in employee related costs most notably incentive expenses based upon the Company’s performance in 2015. In addition, the Company incurred additional consulting and outside services cost during the year.

Selling, general and administrative expense as a percentage of total revenue was 27.3% and 26.2% for the years ended December 31, 2015 and 2014, respectively.

Restructuring, Acquisition and Integration Expenses

Restructuring, acquisition and integration expenses for the year ended December 31, 2015 decreased by $0.7 million to $2.3 million as compared to the same period of 2014. The decrease was primarily due to lower charges related to the realignment of the management team.

Gain on Settlement

Gain on settlement of $5.7 million for the year ended December 31, 2015 was related to a settlement with one of our former suppliers resolving all matters related to the cessation of our commercial relationships with each other.

Intangible Asset Impairment Charge

During the second quarter of 2014, the Company became aware that future financial results of the Company will be negatively impacted by the loss of revenues resulted by pending FDA 510(k) clearances on a NPWT product line and the loss of the agreement related to a national GPO. The Company applied a fair value based impairment test to the net book value of goodwill and intangible assets with indefinite lives on an annual basis and on an interim basis if events or circumstances indicate that an impairment loss may have occurred. The review of indefinite-life intangibles for impairment during the second quarter of 2014 indicated that the carrying value of trade names in the MES segment exceeded its estimated fair values. As a result, the Company performed an impairment test and recorded a non-cash impairment charge of $34.9 million during the second quarter of 2014.

Interest Expense

Interest expense for the year ended December 31, 2015 decreased by $0.1 million, or 0.2%, to $53.2 million as compared to the same period of 2014. This decrease was mainly attributable to the decrease in revolver interest due to lower net borrowings during 2015. Interest expense includes amortization of deferred financing fees associated with our debt of $2.7 and $2.4 million for years ended December 31, 2015 and 2014, respectively.

Income Taxes

Income taxes were an expense of $0.8 and a benefit of $13.1 million for the years ended December 31, 2015 and 2014, respectively. The tax expense for the year ended December 31, 2015 primarily relates to state minimum fees. The tax benefit for the year ended December 31, 2014 primarily related to intangible asset impairment charge, partially offset by state minimum fees. The Company will continue to incur deferred tax expense in the future as tax amortization occurs. The expected tax benefit from operating losses during the year ended December 31, 2015 was offset by the recording of an additional valuation allowance.

Consolidated Net Loss

Consolidated net loss was $28.2 and $66.0 million for the years ended December 31, 2015 and 2014, respectively. Net loss was impacted primarily by higher margin rates as well as the decrease in medical equipment depreciation, gain on settlement and no intangible asset impairment charge during 2015.

EBITDA

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was $117.2 and $73.8 million for the years ended December 31, 2015 and 2014, respectively.  EBITDA for the year ended December 31, 2015 was impacted by gain on settlement with a former supplier and no intangible asset impairment charge during 2015.

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

Results of Operations for the Year Ended December 31, 2014 compared to the Year Ended December 31, 2013

Total Revenue

Total revenue for the year ended December 31, 2014 was $436.7 million, compared with $428.4 million for the year ended December 31, 2013, an increase of $8.3 million or 1.9%.  The increase was primarily due to additional revenue in our MES segment related to growth in our 360 On-site Managed Solutions (“360 solutions”) of $15.4 million, partially offset by the decline in NPWT device rental and disposable sales of $8.0 million due to the interruption of the commercial distribution of a NPWT product line and a decrease in supplemental revenue associated with peak need usage and patient handling of $6.1 million; additional revenue in our CES segment related to growth in our 360 solutions of $5.1 million and additional revenue in our SS segment related to growth in our surgical services business of $3.0 million primarily from organic growth.

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

Total revenue in the MES segment was $285.5 million for both the year ended December 31, 2014 and for the same period of 2013. The MES segment was favorably impacted by new 360 solutions program signings combined with organic growth which in aggregate totaled to approximately $15.4 million, which was partially offset by the decline in NPWT device rental and disposable sales of $8.0 million due to the interruption of the commercial distribution of a NPWT product line and a decrease in supplemental revenue associated with peak need usage and patient handling of $5.4 million. Many of our 360 Solution customers utilize more than one of our equipment management program offerings in areas such as infusion, patient handling, and negative pressure wound therapy. As of December 31, 2014, we had 209 such active programs, up from 181 as of December 31, 2013. The decline in peak need usage revenue was driven by the conversion of customers to 360 solutions, the loss of certain customers to alternative solutions and, to a lesser extent, soft patient census early in 2014.

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

Gross margin percentage for the CES segment was 20.1% and 22.0% for the years ended December 31, 2014 and 2013, respectively.  The decrease was partially due to lower volume in our manufacturing services portion of the business resulting from additional services being performed in house, as well as a higher level of employee related costs and vendor expenses on supported equipment. Gross margin percentage will fluctuate materially based on the variability of third-party vendor expenses in our 360 solutions and supplemental service programs, as well as fluctuations of services being performed in house for manufacturer services.

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

Intangible Asset Impairment Charge

During the second quarter of 2014, the Company became aware that future financial results of the Company will be negatively impacted by the loss of revenues resulted from pending FDA 510(k) clearances on a NPWT product line and the loss of the agreement related to a national GPO. The Company applies a fair value based impairment test to the net book value of goodwill and intangible assets with indefinite lives on an annual basis and on an interim basis if events or circumstances indicate that an impairment loss may have occurred. The review of indefinite-life intangibles for impairment during the second quarter of 2014 indicated that the carrying value of trade names in the MES segment exceeded its estimated fair values. As a result, the Company performed an interim impairment test and recorded a preliminary non-cash impairment charge of $34.9 million during the second quarter of 2014. The calculation of the preliminary impairment charge contains significant judgments and estimates including weighted average cost of capital, future revenue, profitability, cash flows and fair values of assets and liabilities. The finalization of the step 2 analysis and the result of the annual impairment review resulted in no changes to or additional impairment charges.

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

EBITDA

EBITDA was $73.8 and $110.6 million for the years ended December 31, 2014 and 2013, respectively.  EBITDA for the year ended December 31, 2014 was impacted by intangible asset impairment charge, increases in selling, general and administrative and restructuring expenses, offset by a decrease in loss on extinguishment of debt.

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

LIQUIDITY AND CAPITAL RESOURCES

Financing Structure.  As of December 31, 2015, our major sources of funds were comprised of $425.0 million aggregate principal amount of our Original Notes (as defined below), $220.0 million aggregate principal amount of our Add-on Notes (as defined below), $235.0 million senior secured credit facility and $15.3 million of vehicle leases. Our $230.0 million of Floating Rate Notes was redeemed in March 2013.

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

Senior Secured Credit Facility. On November 24, 2015, we entered into a Third Amended and Restated Credit Agreement with Bank of America, N.A., as agent for the lenders, and the lenders party thereto (the “Third Amended Credit Agreement”), which amended our then-existing senior secured credit facility originally dated as of May 31, 2007 and amended and restated as of May 6, 2010 and as of July 31, 2012.  We refer to the third amended and restated senior secured credit facility as the “senior secured credit facility.” The senior secured credit facility is a first lien senior secured asset based revolving credit facility that is available for working capital and general corporate purposes, including permitted investments, capital expenditures and debt repayments, on a fully revolving basis, subject to the terms and conditions set forth in the credit documents in the form of revolving loans, swing line loans and letters of credit. The Third Amended Credit Agreement extended the maturity date of the revolving loans to the earliest of (i) November 24, 2020 and (ii) 90 days prior to the maturity of the 2012 Notes, and reduced (i) the interest rate applicable to borrowings under the Third Amended Credit Agreement to a per annum rate, determined based on our usage of the credit facility as provided in the Third Amended Credit Agreement, ranging from 1.50% to 2.00% above the adjusted LIBOR rate used by the agent or, at our option, 0.50% to 1.00% above the Base Rate as defined in the Third Amended Credit Agreement and (ii) the unused line fee rate to 0.25%.  Our obligations under the Third Amended Credit Agreement are secured by a first priority security interest in substantially all of the assets of the Company, Parent and SS, excluding a pledge of the Company’s and its subsidiaries’ stock, any joint ventures and certain other exceptions. Our obligations under the Third Amended Credit Agreement are unconditionally guaranteed by the Parent and SS.

Our senior secured credit facility provides the aggregate amount we may borrow under revolving loans up to $235.0 million, subject to our borrowing base.

As of December 31, 2015, we had $138.4 million of availability under the senior secured credit facility based on a borrowing base of $170.3 million less borrowings of $28.0 million and after giving effect to $3.9 million used for letters of credit.

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

At December 31, 2015, we had $28.0 million of borrowings outstanding of which $25.0 million was accruing interest at a rate of 2.317% and $3.0 million was accruing interest at a rate of 4.50%

We were in compliance with all financial debt covenants for all years presented.

2012 Indenture. Our 2012 Notes are guaranteed, jointly and severally, on a second priority senior secured basis, by Surgical Services, and are also similarly guaranteed by certain of our future 100%-owned domestic subsidiaries. The 2012 Notes are our second priority senior secured obligations and rank (i) equal in right of payment with all of our existing and future unsubordinated indebtedness and effectively senior to any such unsecured indebtedness to the extent of the value of collateral; (ii) senior in right of payment to all of our and our guarantors’ existing and future subordinated indebtedness; (iii) effectively junior to our senior secured credit facility and certain other obligations secured by a lien on assets, in each case, to the extent of the value of such collateral or assets; and (iv) structurally subordinated to any indebtedness and other liabilities (including trade payables) of any of our future subsidiaries that are not guarantors.

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

We require substantial cash to operate our health care technology solutions and service our debt.  Our health care technology solutions require us to invest a significant amount of cash in medical equipment purchases.  To the extent that such expenditures cannot be funded from our operating cash flow, borrowing under our senior secured credit facility or other financing sources, we may not be able to conduct our business or grow as currently planned. We currently expect that over the next 12 months, we will make net investments of approximately $55 to $65 million in new and pre-owned medical equipment and other capital expenditures.  This estimate is subject to numerous assumptions, including revenue growth, the number of 360 solutions signings, and any significant changes in customer contracts.

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

Future cash flows from operations will continue to be negatively impacted by the loss of revenues resulting from the the loss of the agreement related to a national GPO contract.  See Item 15 of Part IV, Note 9, Commitments and Contingencies.

The following table sets forth selected historical information regarding our cash flows:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Other Financial Data:
Net cash provided by operating activities	$72,284	$60,572	$57,574
Net cash used in investing activities	(52,606)	(55,464)	(56,433)
Net cash used in financing activities	(19,678)	(5,108)	(1,141)

Net cash provided by operating activities was $72.3,  $60.6 and $57.6 million for the years ended December 31, 2015,  2014 and 2013, respectively.  Net cash provided by operating activities increased in 2015 compared to 2014 was primarily from higher earnings.  Net cash provided by operating activities increased in 2014 compared to 2013 due to increase in collections of accounts receivable.

Net cash used in investing activities was $52.6,  $55.5 and $56.4 million for the years ended December 31, 2015,  2014 and 2013, respectively.  The decrease in net cash used in investing activities in 2015 compared to 2014 was primarily due to higher proceeds from sale of medical equipment. The decrease in net cash used in investing activities in 2014 compared to 2013 was primarily due to higher proceeds from sale of medical equipment.

Net cash used in financing activities was $19.7,  $5.1 and $1.1 million for the years ended December 31, 2015,  2014 and 2013, respectively. The increase in net cash used in financing activities in 2015 compared to 2014 was primarily due to lower net borrowings under senior secured credit facility in 2015.  The increase in net cash used in financing activities in 2014 compared to 2013 was primarily due to the change in book overdrafts.

Total debt at the end of 2015 was lower in comparison to 2014 primarily from the decrease in senior secured credit facility.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2015, we do not have any unconsolidated SPEs.

Contractual Obligations

The following is a summary, as of December 31, 2015, of our future contractual obligations:

	Payments due by period
(in thousands)					2021 and
Contractual Obligations	Total	2016	2017 - 2018	2019 - 2020	beyond
Other Financial Data:
Long-term debt principal obligations	$673,000	$—	$—	$673,000	$—
Interest on notes	227,463	49,181	98,363	79,920	—
Principal and interest on capital lease obligations	16,671	5,327	6,061	2,821	2,462
Operating lease obligations	36,762	8,337	13,144	10,526	4,755
Pension obligations (1)	—	—	—	—	—
Unrecognized tax positions (2)	2,072	—	—	—	—
Total contractual obligations	$955,968	$62,845	$117,568	$766,267	$7,217
Other commercial commitments:
Stand by letter of credit	$3,915	$—	$—	$—	$—

(1)	While our net pension liability at December 31, 2015 was approximately $8 million, we cannot reasonably estimate required payments beyond 2016 due to changing actuarial and market conditions.
(2)	We cannot reasonably determine the exact timing of payments related to our unrecognized tax positions.

Based on the level of operating performance expected in 2016, we believe our cash from operations and additional borrowings under our senior secured credit facility will meet our liquidity needs for the foreseeable future, exclusive of any borrowings that we may make to finance potential acquisitions.  However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could be adversely affected.  As of December 31, 2015, we had $138.4 million of availability under the senior secured credit facility based on a borrowing base of $170.3 million less borrowings of $28.0 million and after giving effect to $3.9 million used for letters of credit. As of December 31, 2014, we had $135.7 million of availability under the senior secured credit facility based on a borrowing base of $178.3 million less borrowings of $39.0 million and after giving effect to $3.6 million used for letters of credit.

Our levels of borrowing are further restricted by the financial covenants set forth in our senior secured credit facility agreement and the 2012 Indenture governing our 2012 Notes, which covenants are summarized above.

As of December 31, 2015, we were in compliance with all covenants for all years presented.

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

See Item 15, Note 2, Significant Accounting Policies.

FORWARD LOOKING STATEMENTS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

We believe statements in this Annual Report on Form 10-K looking forward in time involve risks and uncertainties.  The following factors, among others, could adversely affect our business, operations and financial condition causing our actual results to differ materially from those expressed in any forward-looking statements:

•	our competitors’ activities;
•	our customers’ patient census or service needs;
•	global economic conditions’ effect on our customers;
•	our ability to maintain existing contracts or contract terms and enter new contracts with customers;
•	consolidation in the health care industry and its effect on prices;
•	our relationships with key suppliers;
•	our ability to change the manner in which health care providers procure medical equipment;
•	the absence of long-term commitments and cancellations by or disputes with customers;
•	our dependence on key personnel;
•	our ability to identify and manage acquisitions;
•	increases in expenses related to our pension plan;
•	our cash flow fluctuation;
•	the increased credit risks associated with doing business with home care providers and nursing homes;
•	the risk of claims associated with medical equipment we outsource and service;
•	increases costs we cannot pass through;
•	the failure of any management information system;
•	the inherent limitations on internal controls of our financial reporting;
•	the uncertainty surrounding health care reform initiatives;
•	the federal Privacy law risks;
•	the federal Anti-Kickback law risks;
•	changes to third-party payor reimbursement for health care items and services;
•	potential other new health care laws or regulations;
•	our customers operate in a highly regulated environment;
•	our fleet’s risk of recalls or obsolescence;
•	our substantial debt service obligations;
•	our need for substantial cash to operate and expand our business as planned;
•	our history of net losses and substantial interest expense; and
•	the risk factors as set forth in Item 1A.

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

Interest Rates

We use both fixed and variable rate debt as sources of financing. As of December 31, 2015, we had approximately $697.8 million of total debt outstanding, of which $28.0 million was bearing interest at variable rates.  Based on variable debt levels at December 31, 2015, a 1.0 percentage point change in interest rates on variable rate debt would have resulted in annual interest expense fluctuating by approximately $0.3 million.

Fuel Costs

We are exposed to market risks related to changes in the price of gasoline used to fuel our fleet of delivery and sales vehicles.  A hypothetical 10% increase or decrease in the average 2015 prices of unleaded gasoline, assuming normal gasoline usage levels for the year, would lead to an annual increase or decrease in fuel costs of approximately $0.4 million.

Pension

Our pension plan assets, which were approximately $19.5 million at December 31, 2015 are subject to volatility that can be caused by fluctuations in general economic conditions.  Continued market volatility and disruption could cause further declines in asset values, and if this occurs, we may need to make additional pension plan contributions and our pension expense in future years may increase.  A hypothetical 10% decrease in the fair value of plan assets at December 31, 2015 would lead to a decrease in the funded status of the plan of approximately $2.0 million.

Other Market Risk

As of December 31, 2015, we have no other material exposure to market risk.

ITEM 8:  Consolidated Financial Statements and Supplementary Data

The following table sets forth certain unaudited quarterly financial data for 2015 and 2014.  In our opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth therein.  The operating results for any one quarter are not necessarily indicative of results for any future period.

Selected Quarterly Financial Information

(Unaudited)

	Year Ended December 31, 2015
	Quarter Ended
(in thousands)	March 31	June 30	September 30	December 31
Total revenues	$113,486	$112,289	$111,113	$111,793
Gross margin	$36,664	$36,972	$35,546	$35,610
Gross margin %	32.3%	32.9%	32.0%	31.9%
Consolidated net loss	$(6,966)	$(1,779)	$(8,547)	$(10,924)
Net cash provided by operating activities	$11,805	$28,420	$3,021	$29,038
Net cash used in investing activities	$(18,776)	$(4,268)	$(10,676)	$(18,886)
Net cash provided by (used in) financing activities	$6,971	$(24,152)	$7,655	$(10,152)

	Year Ended December 31, 2014
	Quarter Ended
(in thousands)	March 31	June 30	September 30	December 31
Total revenues	$113,336	$109,366	$106,465	$107,497
Gross margin	$34,657	$31,878	$29,843	$30,383
Gross margin %	30.6%	29.1%	28.0%	28.3%
Consolidated net loss	$(9,552)	$(32,710)	$(10,185)	$(13,567)
Net cash provided by operating activities	$8,132	$24,069	$3,076	$25,295
Net cash used in investing activities	$(22,150)	$(9,240)	$(9,833)	$(14,241)
Net cash provided by (used in) financing activities	$14,018	$(14,829)	$6,757	$(11,054)

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013 version) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this annual report.

/s/ Thomas J. Leonard	/s/ James B. Pekarek
Thomas J. Leonard	James B. Pekarek
Chief Executive Officer and Director	Executive Vice President and
Chief Financial Officer

Changes in Internal Control over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B:  Other Information

None.

PART III

ITEM 10:  Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth the ages and the current positions of our executive officers and directors as of March 15, 2016.

Name	Age	Position
Thomas J. Leonard	48	Chief Executive Officer and Director
James B. Pekarek	47	Executive Vice President and Chief Financial Officer
Kevin E. Ketzel	47	President
Lee M. Pulju	40	Senior Vice President and General Counsel
Bettyann Bird	55	Senior Vice President, Marketing
Robert L. Creviston	49	Chief Human Resources Officer
Scott A. Christensen	51	Vice President, Controller and Chief Accounting Officer
John L. Workman	64	Director and Chairman of the Board of Directors
Barry P. Schochet	65	Director
Bret D. Bowerman	39	Director
David Crane	59	Director
Michael C. Feiner	73	Director
Robert Juneja	45	Director
John B. Grotting	66	Director

Thomas J. Leonard was appointed to serve as Chief Executive Officer of the Company in March 2015 and a member of its Board of Directors, effective April 13, 2015.  Prior to joining the Company, Mr. Leonard served as the President of Medical Systems for CareFusion Corporation, where he led the $2.4B revenue global medical device segment, which includes Alaris® infusion pumps, Pyxis® automated dispensing and patient identification systems, and AVEA® and LTV® series ventilators and respiratory diagnostics products. Prior to joining CareFusion in 2008, Mr. Leonard served as the Senior Vice President and General Manager of Ambulatory Solutions for McKesson Provider Technologies, and prior to that, Executive Vice President of Operations for Picis, Inc. Mr. Leonard has a Bachelor degree in Engineering from the United States Naval Academy and a Master of Business Administration degree from S.C Johnson Graduate School of Management at Cornell University.

James B. Pekarek joined us in April 2013 as Executive Vice President and Chief Financial Officer.  Prior to joining the Company, Mr. Pekarek was the Chief Financial Officer for Cornerstone Brands since 2005. Cornerstone Brands is a leading home and apparel lifestyle retailer. Before that, Mr. Pekarek held executive level finance positions with The Spiegel Group, Montgomery Wards, Inc. and Outboard Marine Corporation. Mr. Pekarek has a Master of Business Administration degree from Northwestern University and a Bachelor of Science in Accounting from Indiana University.

Kevin E. Ketzel became president in January 2016. Mr. Ketzel was appointed as Executive Vice President, Sales & Marketing of the Company effective July 27, 2015. Prior to joining the Company, Mr. Ketzel was most recently the Senior Vice President & General Manager of the Respiratory Technologies global business unit of CareFusion, a leading medical technology company.  Prior to that, Mr. Ketzel held general management, operational, sales and marketing leadership positions at Mediware Information Systems, Allscripts and Cerner Corporation. Mr. Ketzel has a Bachelor degree in Quantitative Economics from University of Wisconsin.

Lee M. Pulju became our General Counsel in January 2011.  In 2015, Ms. Pulju became Senior Vice President and General Counsel.  From 2009 to 2011, Ms. Pulju was our Associate General Counsel.  Prior to joining us, Ms. Pulju was an attorney at Faegre Baker Daniels LLP, formerly Faegre & Benson LLP, from 2002 to 2009.  Ms. Pulju holds a Juris Doctorate degree from Hamline University School of Law and a Bachelor of Arts degree in Biology from Gustavus Adolphus College.

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

John L. Workman joined us in November 2014 as a director and Chair of the Audit Committee.  From February to April 2015, Mr. Workman was the Company’s Interim Executive Chairman of the Board. Effective April 13, 2015, Mr. Workman was appointed as Chairman of the Board and Chairman of the Audit Committee. From 2012 to June 2014, Mr. Workman served as Chief Executive Officer and Director at OmniCare, Inc.  Prior to that, Mr. Workman served as Chief Financial Officer of OmniCare, Inc. from 2009 to 2012, and President from 2011 to 2012.  Prior to joining OmniCare, Mr. Workman served as Chief Financial Officer of HealthSouth Corporation from 2004 to 2009.  Prior to that, he spent six years serving in executive officer roles at U.S. Can Corporation, including Chief Executive Officer and Chief Operating Officer. Mr. Workman also spent more than 14 years with Montgomery Ward & Company, Inc., serving in various financial leadership capacities, including Chief Financial Officer and Chief Restructuring Officer. Mr. Workman began his career with the public accounting firm KPMG LLP.  Mr. Workman is also a Director of Federal Signal Corporation (NYSE:FSS), an international manufacturing company that specializes in environmental and safety solutions where he chairs the Audit Committee.  Mr. Workman also serves on the Board of ConMed (NASDAQ:CNMD), an international manufacturer of equipment and supplies for orthopedic and general surgery and CareCapital Properties (NYSE:CCP), a REIT involved with long-term healthcare facilities. Mr. Workman holds a Master of Business Administration degree from University of Chicago and a Bachelor of Science degree from Indiana University.

Barry P. Schochet has served as a director and as a member of our audit committee since 2008. Until 2013, Mr. Schochet was President and Chief Executive Officer of BPS Health Ventures, LLC, a health care consulting and equity investment firm, a position he has held since 2005. From 1979 until 2005, he served in several executive capacities at Tenet Healthcare Corporation, including Vice Chairman. Through its subsidiaries, Tenet owns and operates acute care hospitals and related health care services. Mr. Schochet currently serves on the Board of Directors of OmniCare, Inc. (NYSE: OCR). Mr. Schochet served as a director of Broadlane, Inc. from its founding in 2000 until its sale in 2010. Mr. Schochet serves as an advisor to TriCap Technology Group and the Redina Companies. Mr. Schochet also serves on the Board of Managers of BroadJump LLC. Mr. Schochet holds a Master’s degree in hospital administration from George Washington University and a Bachelor of Arts degree in Zoology from the University of Maine. Mr. Schochet brings to our board sophisticated health care system management and purchasing expertise.

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

Michael C. Feiner became a director in 2012 and a member of our compensation committee in March 2013. From 2010 to 2015, Mr. Feiner was a  Senior Advisor-Human Capital at Irving Place Capital. Mr. Feiner is currently President of Michael C. Feiner Consulting, Inc. In this position, he works with small and large companies in a broad range of industries, consulting on business-driven human capital strategy, organization development, and leadership effectiveness. He also serves as a strategic advisor to Boards and C-suite executives. Mr. Feiner previously served as Senior Vice President & Chief People Officer for Pepsi-Cola’s beverage operations worldwide. Mr. Feiner is also the author of “The Feiner Points of Leadership: The 50 Basic Laws That Will Make People Want to Perform Better For You” and was Professor of Management at Columbia Business School. Mr. Feiner holds a Master of Business Administration degree from Columbia Business School and a Bachelor of Science degree from Boston University.

Robert Juneja has been a director and has served as chairman of our compensation committee since 2007. Mr. Juneja is a co-founder and Managing Director of Harbour Point Capital, a health care focused private equity firm, and also serves as a Senior Advisor to Irving Place Capital.  Prior to founding Harbour Point Capital in 2015, Mr. Juneja was Senior Managing Director with Irving Place Capital, formerly BSMB. When with BSMB, Mr. Juneja was Senior Managing Director of Bear, Stearns & Co. Inc. Mr. Juneja joined BSMB in 2000. Mr. Juneja serves on the board of directors of Oak Street Health, National Surgical Healthcare, Manifold Capital Corp., Alter Moneta Holdings and Caribbean Financial Group. Mr. Juneja holds a Master of Business Administration degree from the Wharton School of the University of Pennsylvania and a Bachelor of Arts degree in Mathematics from the University of Michigan. Mr. Juneja has extensive knowledge of complex financial and operational issues facing health care organizations today.

John B. Grotting became a director in 2010. Mr. Grotting has served as an Operating Partner for Frazier Healthcare Ventures since 2010. Frazier Healthcare Ventures is one of the leading providers of venture and growth equity capital to emerging biopharma, medical device and healthcare service companies. In addition, Mr. Grotting has held a variety of senior executive positions in the healthcare field, including serving as CEO of medical device reprocessor Ascent Healthcare Solutions from 2004 to 2009. Prior to joining Ascent Healthcare Solutions in 2004, Mr. Grotting held senior executive positions as CEO of Bridge Medical, Inc. from 1997 to 2003 and at Legacy Health System and Allina Health System. Mr. Grotting serves as a director of Vizient, St. Olaf College, Vocera Communications, Inc., Honor Health, Solis Mammography and Prezio Healthcare.  Mr. Grotting holds a Master’s degree in Hospital and Healthcare Management from the University of Minnesota and a B.A. in Economics from St. Olaf College in Northfield, MN. Mr. Grotting has extensive experience in health system operations management along with growing and successfully selling two healthcare growth equity businesses.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors

Each member of our board of directors is expected to devote sufficient time, energy and attention to ensure diligent performance of his or her duties.  Our board met five times during 2015.  The then-current directors attended 80 percent or more of the meetings of our board and various committees that occurred during their term of service during 2015.  We believe that John Workman, Barry Schochet, David Crane, Michael Feiner and John Grotting are independent as defined under the current rules of The NASDAQ Stock Market LLC (“NASDAQ”).  Bret Bowerman and Robert Juneja are not considered to be independent due to their respective relationships with IPC and Parent. Mr. Leonard was not considered independent because he served as a director of the board and as our chief executive officer.

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

In addition, the Parent Securityholders have agreed to vote all of their Parent securities so that any committee of the Company will include at least two Irving Place Capital Directors. Robert Juneja, Bret Bowerman and Michael Feiner are the current Irving Place Capital designates to serve on our board of directors.  Mr. Bowerman also serves on our audit committee, and Mr. Juneja and Mr. Feiner serve on our compensation committee.

Committees of the Board of Directors

Audit Committee

Our audit committee members are John Workman, Bret Bowerman and Barry Schochet.  Mr. Workman is the chairman. The audit committee met four times during 2015 with all members present at 75% or more of the meetings.  The audit committee, among other things:

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
•

discusses with the independent auditors the annual consolidated financial statements, the results of its audit and the matters required to be communicated to audit committees in accordance with the applicable auditing standards;

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

•

reviews the types of issues reported to the Company Hotline, which is a reporting system used by employees to pose questions about, or report violations or suspected violations of the Company’s code of business conduct and ethics, and periodically reviews with Company’s Chief Compliance Officer reports made to the Company’s Hotline;

•	reviews the valuation of the Company in connection with Parent’s determination of the exercise price of stock option awards; and
•	conducts periodic self-evaluations of its performance.

Under current NASDAQ rules, our current audit committee would not be deemed to be comprised solely of independent directors since Mr. Bowerman is an Irving Place Capital Senior Advisor and is associated with IPC and Parent. We believe that Mr. Workman and Mr. Schochet are independent directors under current NASDAQ rules.

Our board has determined that Mr. Workman, who is chairman of the audit committee, qualifies as an “audit committee financial expert” as that term is defined under Item 407(d)(5) of Regulation S-K.

Compensation Committee

Our compensation committee consists of Robert Juneja, David Crane, John Grotting and Michael Feiner. The compensation committee met six times during 2015 with all members present at 100% or more of the meetings.  The compensation committee, among other things:

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

Under current NASDAQ rules, our current compensation committee would not be deemed to be comprised solely of independent directors, because Mr. Juneja is associated with IPC. We believe that Mr. Feiner,  Mr. Grotting and Mr. Crane are independent under current NASDAQ rules.

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

The base salary and annual performance-based incentive compensation paid to our named executive officers for fiscal 2015 was determined by the compensation committee in March 2015 and March 2016, respectively, and recommended to our board of directors for final approval, which occurred in March 2015 and March 2016, respectively.

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

In 2015, the compensation committee considered certain elements of total compensation against a group of publicly traded companies in the same or related industries (the “Peer Group”). In fiscal 2015, our compensation committee reviewed the compensation, including base salary and incentive compensation, paid to executives in the Peer Group, and considered the performance evaluations in determining the appropriate compensation for each named executive officer. In approving the compensation for our named executive officers, our board of directors considered the recommendations of our compensation committee, our company’s performance and the need to attract, retain, and motivate our executives.

It is challenging for us to identify a group of similarly situated peer companies, because the identity of competitors varies among our three business segments, and great variability exists in the size and scope of activities among health care industry businesses, including our competitors. For purposes of determining our 2015 compensation, our compensation committee determined that it was appropriate to select the following companies for inclusion in the Peer Group based on the sensitivity of each Peer Group member to similar marketplace trends and industry sector:

•	Stericycle, Inc., a company that outsources medical waste disposal services;
•	CareFusion Corporation, a supplier of certain of our products;
•	Healthcare Services Group, Inc., a company that outsources housekeeping and dietary services to medical facilities;
•	MedAssets, Inc., a provider of supply chain consulting and revenue cycle management services for health systems, hospitals and health care providers;
•	Cerner Corporation, a supplier of healthcare information technology solutions;
•	HealthSouth Corporation, a provider of inpatient rehabilitative services;
•	Accretive Health, Inc., a provider of revenue cycle management services for the U.S. healthcare industry.
•	Premier Healthcare Solutions, Inc., a national healthcare alliance delivering an integrated platform of solutions through its supply chain services and performance services segments;
•	Team Health Holdings Inc., a provider of hospital-based clinical outsourcing in multiple departments including anesthesia, hospital medicine and emergency medicine;
•	Surgical Care Affiliates, Inc., a provider of surgical solutions through the development and operation of a network of multi-specialty ACS and surgical hospitals;
•	Kinetic Concepts, Inc., a provider of negative pressure wound therapy devices; and
•

Hill-Rom Holdings, Inc., a manufacturer and provider of medical technologies and related services for the health care industry, including patient support systems, safe mobility and handling solutions, non-invasive therapeutic products for a variety of acute and chronic medical conditions, medical equipment rentals, surgical products and information technology solutions.

The Peer Group typically is re-evaluated each year, and consistent with that practice, on January 7, 2016, the compensation committee re-examined its selection of companies to comprise the Peer Group, taking into consideration data compiled from public sources, investment banks, compensation consultants and independent analysts about companies that are comparable to UHS, as well as information available about other companies that operate within the health care industry or that reflect the following attributes:

•	a business model of providing outsourced solutions consistent with UHS’ current focus;
•	an organic and acquisitive growth profile similar to UHS;
•	a technology solutions focus consistent with UHS’ approach; and
•	a lack of direct reimbursement risk from third-party payors such as Medicare and Medicaid.

The compensation committee determined that the current Peer Group is appropriate based on the Company’s business mix and revenue sources, business offerings, current and forecasted growth profile, and solutions-based focus, but decided to omit CareFusion Corporation and MedAssets, Inc. from the Peer Group for 2016 because executive compensation information will no longer be publicly available for these companies. Accordingly, the compensation committee determined that for purposes of 2016 compensation the Peer Group will consist of the following companies:

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

2015 Executive Compensation Components

For fiscal 2015 the principal components of compensation for our named executive officers were base salary and annual performance-based incentive compensation, each of which is addressed in greater detail below. Each named executive officer also has severance and/or change of control benefits, and is eligible to participate in our long-term savings plan and the broad-based benefit and welfare plans that are available to our employees in general. In addition, the named executive officers are eligible to receive stock option awards from Parent under its stock option plan. Although these awards are determined solely by Parent’s board of directors, our compensation committee considers the option awards in assessing each named executive officer’s compensation package and whether such package is consistent with our compensation program philosophy and objectives.

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

Each of the named executive officers is expected to participate in the above activities, with particular emphasis on their areas of expertise. Thus, Mr. Leonard has emphasis in setting the strategy and direction for the Company; Mr. Blackford (prior to his resignation) had emphasis areas in senior executive relations across the industry; Mr. Pekarek has emphasis areas in controls, reporting, budgeting and capital attraction; Mr. Ketzel has the emphasis areas of growth and revenues, operational excellence and customer service; Mr. Sinclair had the emphasis areas in strategy and business development; and Mr. Creviston has the emphasis areas in of development and retention of talent and design and administration of compensation programs.

Finding that the named executive officers achieved the objectives discussed above, on March 17, 2015, the compensation committee determined to increase the base salaries of Mr. Pekarek from $388,850 to $396,627, Mr. Sinclair from $400,000 to $405,000 and Mr. Creviston from $277,750  to $283,305.  Mr. Leonard joined the Company on April 13, 2015 and Mr. Ketzel joined the Company on July 15, 2015, and therefore they were not considered for annual merit increases. These increases reflected the increasing complexity of the Company’s business and the increased responsibilities these executives took on to meet growth objectives. These include increased strategic partnership activity, product development, expanded geographic markets and design and delivery of more complex customer-focused service solutions.

Annual Performance-Based Incentive Compensation

The annual performance-based incentive compensation component is offered through the Executive Incentive Program (the “EIP”), an annual cash incentive program that provides our executive officers with an opportunity to earn annual incentive awards based on the Company’s financial performance and the executive officers’ achievement of individual objectives. Under the EIP, our named executive officers can earn incentive awards that are based on a percentage of base salary, with the percentage for each officer (other than Mr. Leonard, whose percentage was specified in his employment agreement with us) set at a level the compensation committee has determined is consistent with his level of accountability and impact on our operations. In setting this percentage of base salary, the compensation committee also considers the incentive compensation paid to executives in the Peer Group. The percentage of base salary for our named executive officers (other than the chief executive officer) varies from 65% to 75% of base salary. The target award under the EIP for Mr. Leonard, our chief executive officer, was 100% of base salary, as specified in his employment agreement.

The corporate financial objective under the EIP relates to EBITDA, as adjusted for stock-based compensation, transaction and related expenses, intangible asset impairment charge, loss on extinguishment of debt, other, and board of director expenses (“Adjusted EBITDA”). The minimum, target and maximum levels for achievement of the corporate financial objective are determined by the compensation committee. In February 2015 the minimum, target and maximum levels for achievement of the corporate financial objective for 2015 EIP awards were finally determined by our compensation committee. Awards are based in part on the Company’s achievement of the corporate financial objective for the current year, calculated by comparing actual and target Adjusted EBITDA for that fiscal year.

For the 2015 EIP awards to each named executive officer, the compensation committee set a minimum threshold for receiving an incentive payment equal to 95% of the actual Adjusted EBITDA budget.  Assuming the Company achieved an actual Adjusted EBITDA equal to 95% of the prior Adjusted EBITDA budget, the incentive payment would be 50% of the target award opportunity.  If the Company achieved an actual Adjusted EBITDA equal to 100% of target performance, the incentive payment would be 100% of the target award opportunity. Finally, the incentive payment would range from 100% up to 175% of the target award opportunity if the Company achieves a performance level ranging from 100% to 110% of target. As such, the 2015 Executive Incentive Plan targets for the named executive officers were as follows:

2015 Executive Incentive Plan Target
Senior Manager	as a Percent of 2015 Base Salary
Thomas J. Leonard	100%
James B. Pekarek	70%
Kevin E. Ketzel	75%
Robert L. Creviston	65%
Patrick Sinclair	70%
Gary D. Blackford	100%

Target Achievement*	Bonus Multiplier
110%	175%
100%	100%
95%	50%
<95%	Zero

*The target is set by the compensation committee

Methodology

In addition to using EBITDA and Adjusted EBITDA internally as a measure of operational performance, we disclose it externally to assist analysts, investors and lenders in their comparisons of operational performance, valuation and debt capacity across companies with differing capital, tax and legal structures. EBITDA, however, is not a measure of financial performance under GAAP and should not be considered as an alternative to, or more meaningful than, net income as a measure of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. Because EBITDA is not a measure of GAAP and is thus susceptible to varying interpretations and calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. EBITDA does not represent an amount of funds that is available for management’s discretionary use. Adjusted EBITDA is included because certain compensation plans are based upon this measure. For fiscal 2015, the compensation committee established the Adjusted EBITDA target at $110.5 million. As such, the minimum target achievement was $105.0 million and the maximum target achievement was $121.6 million.

The named executive officers earn 50% of the actual EIP award based on actual Adjusted EBITDA results versus target. The remaining 50% of the actual Adjusted EBITDA results versus target is earned based on attainment of each named executive officer’s specific annual and quarterly objectives noted above.

For fiscal 2015 the compensation committee reviewed the Company’s performance against the corporate financial objective, and reviewed the achievement of each named executive officer’s individual objectives on the basis of the performance evaluation conducted by the compensation committee. Awards were determined by the compensation committee based on these results. The compensation committee determined that the maximum 2015 corporate target was achieved, such that by formula a 175% payout of target is funded.  The compensation committee determined that Mr. Leonard should receive 100% of his target amount, pro-rated for time actually employed, based on his success in 2015 in setting the strategy and direction for the Company; Mr. Pekarek should receive 100% of his target amount based on his success in 2015 in the areas in controls, reporting and budgeting; Mr. Ketzel should receive 100% of his target amount, pro-rated for time actually employed, based on his success in 2015 in the areas of growth and revenues, operational excellence and customer service; and that Mr. Creviston should receive 100% of his target amount based on his success in 2015 in the areas in of development and retention of talent and design and administration of compensation programs.  Mr. Blackford and Mr. Sinclair did not receive any payment due to termination. Award amounts for 2015 performance under the EIP were determined and approved for the named executive officers by the compensation committee in March 2016 and will be paid by the Company in April 2016.  The 2015 EIP award amounts are reflected in the “Non-equity Incentive Plan Compensation” column of the Summary Compensation Table.

During the past five years, the Company achieved performance of the target three times and achieved the maximum performance level once. The payout percentage in the past five years ranged between approximately 0% and 175% of the participant’s target award opportunity. Generally, the minimum, target and maximum levels for achievement of the corporate financial objective are set, so that the relative difficulty of achieving the target is consistent from year to year.

Severance and/or Change of Control Benefits

The Company has adopted an Executive Severance Pay Plan that provides for severance benefits for certain of our senior executive officers, including Mr. Ketzel and Mr. Creviston, who are named executive officers. In addition, we have entered into employment agreements with Mr. Leonard, our chief executive officer, and Mr. Pekarek, our chief financial officer. These employment agreements provide for severance and/or change of control benefits for Mr. Leonard and Mr. Pekarek. Severance and/or change in control benefits serve several purposes and are designed to:

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

Stock option award levels vary among participants based on their positions within the Company. Consistent with past practice, broad-based stock option awards were granted in June of 2007, following a change of control of the Company, which occurred in connection with the Transaction. Thereafter, options are generally expected to be granted periodically throughout the year and are granted to individuals who were newly hired or who were promoted or who increased their job responsibilities.  Mr. Leonard and Mr. Ketzel received grants of options in 2015. The exercise price of stock option awards under the 2007 Stock Option Plan is equal to the fair market value of Parent’s common stock on the grant date as determined by the board of directors of Parent. The ultimate value of an award depends on Parent’s stock price. For a detailed discussion of the 2007 Stock Option Plan, including the August 2010 amendment to the vesting provisions of option agreements, see discussion under the heading “2007 Stock Option Plan” below.

Effective November 4, 2014, the compensation committee recommended, and the board of directors of Parent (the “Parent Board”) approved, an amendment (the “Amendment”) to the 2007 Stock Option Plan to remove the 2007 Stock Option Plan’s mandatory ten year limit on the duration of stock options. In addition, the compensation committee recommended, and the Parent Board approved, unilateral amendments to certain outstanding stock option agreements. These amendments extend the expiration date of such options to November 4, 2024 and reset the option exercise price at $0.71 per share, which was the fair market value of Parent’s common stock on the amendment date as determined by a third party valuation obtained by the Parent Board. The original options were granted from June 18, 2007 to May 21, 2013 with exercise prices ranging from $1.00 to $1.83. The Amendment to the 2007 Stock Option Plan and the amendments to the individual options do not change the number of options granted, the vesting commencement date, the vesting schedules or any continued service requirements.

Distributions With Respect to Vested Stock Options

On June 8, 2011, our Board of Directors and the Parent Board declared a dividend of $0.12 per share to the Parent’s shareholders of record on June 10, 2011 and a $0.12 per share distribution to be paid to the holders of vested options on the Parent’s stock as of June 10, 2011, subject to the consummation of the note offering which occurred on June 17, 2011. The dividends were payable on July 1, 2011.

Also on June 8, 2011, the Boards of Directors declared a distribution of $0.12 per option to holders of outstanding options on the Parent’s stock on June 10, 2011 that vested on December 31, 2011, 2012, 2013, 2014 and 2015.

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

While Parent established the 2007 Stock Option Plan, compensation expense related to service provided by the Company’s employees, including the named executive officers, is recognized in the Company’s Statements of Operations with an offsetting Payable to Parent liability. At December 31, 2015, the Company and the Parent determined that there is no longer an intent for the Company to settle the associated Payable to Parent liability. Accordingly, the liability was derecognized and a capital contribution was recorded from the Parent as additional paid-in capital.

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

SUMMARY COMPENSATION TABLE

The table below sets forth the total compensation awarded to, earned by or paid to the named executive officers for our 2015,  2014, and 2013 fiscal years.

Mr. Pekarek and Mr. Sinclair received signing bonuses which were characterized as “Bonus” payments for the year ended December 31, 2013. The named executive officers were not entitled to receive payments which would be characterized as “Bonus” payments for the years ended December 31, 2015, or 2014. Amounts listed under the “Non-Equity Incentive Plan Compensation” column were determined in accordance with the “2015  Executive Incentive Plan Targets”, as approved by the compensation committee of our board of directors. The non-equity incentive plan compensation will be paid in April 2016.

						Non-Equity
						Incentive
				Option	Stock	Plan	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Principal Position	Year	($)	($) (1)	($) (2)	($) (3)	($) (4)	($) (5)	($)
Thomas J. Leonard (6)	2015	$450,000	$—	$2,860,500	$5,000,000	$787,500	$—	$9,098,000
Chief Executive Officer
and Director

James B. Pekarek	2015	$395,133	$—	$—	$—	$483,303	$7,891	$886,327
Executive Vice President	2014	$388,054	$—	$366,300	$—	$271,469	$7,757	$1,033,580
and Chief Financial Officer	2013	$251,731	$150,000	$1,466,025	$—	$269,500	$164,568	$2,301,824

Kevin E. Ketzel (6)	2015	$171,635	$—	$600,050	$—	$225,271	$1,962	$998,918
President

Robert L. Creviston	2015	$282,410	$—	$—	$—	$320,558	$—	$602,968
Chief Human Resources Officer	2014	$277,250	$—	$166,500	$—	$180,056	$5,426	$629,232
	2013	$237,981	$—	$666,375	$—	$89,375	$110,446	$1,104,177

Gary D. Blackford (7)	2015	$69,422	$—	$—	$—	$—	$830	$70,252
Former Chairman of the Board	2014	$501,825	$—	$—	$—	$341,230	$7,736	$850,791
and Chief Executive Officer	2013	$512,987	$—	$—	$—	$—	$7,695	$520,682

Patrick Sinclair (8)	2015	$405,846	$—	$—	$—	$—	$769,821	$1,175,667
Former Executive Vice President,	2014	$391,057	$—	$316,800	$—	$273,572	$7,565	$988,994
Sales & Marketing	2013	$252,404	$100,000	$1,066,200	$—	$131,250	$7,356	$1,557,210

John L. Workman (9)	2015	$66,571	$—	$—	$—	$—	$—	$66,571
Former Interim Executive Chairman
of the Board of Directors

(1)	The amount in the “Bonus” column includes signing bonus paid to Mr. Pekarek and Mr. Sinclair.

(2)

The amounts in the “Option Awards” column reflect that Mr. Leonard and Mr. Ketzel received grants of options in the year ended December 31, 2015, Mr. Sinclair received grants of options in the year ended December 31, 2014 and Mr. Pekarek, Mr. Creviston and Mr. Sinclair received grants of options in the year ended December 31, 2013.  The amounts in the “Option Awards” column for the year ended December 31, 2014 also reflect Mr. Pekarek, Mr. Creviston and Mr. Sinclair’s incremental fair value of awards resulting from the November 4, 2014 amendment to stock option agreement which extend the expiration date and reset the exercise price of the options. The amounts in the “Option Awards” column reflect the grant date fair value or incremental fair value, determined in accordance with ASC Topic 718, of awards granted pursuant to the 2007 Stock Option Plan. Assumptions used in the calculation of these amounts are included in Item 15, Note 11, Share‑Based Compensation to our audited consolidated financial statements for the fiscal year ended December 31, 2015 included elsewhere in this Annual Report on Form 10-K.

(3)

The amounts in the “Stock Awards” column reflect that in connection with the hiring of Mr. Leonard as our Chief Executive Officer, he was granted a Restricted Stock Unit Award in the amount of 7,042,254 restricted stock units of Parent which vest 25% on each of April 13, 2016, April 13, 2017, April 13, 2018, and April 13, 2019, provided that Mr. Leonard is employed by the Company on the relevant vesting date. Each restricted stock unit represents one share of common stock of Parent.

(4)

The amounts in the “Non-Equity Incentive Plan Compensation” column reflect the cash awards to the named executive officers under the EIP, which is discussed in detail under the caption “Annual Performance—Based Incentive Compensation.”

(5)

The amounts in the “All Other Compensation” column reflect our contributions for all of the named executive officers to the Long-Term Savings Plan, discussed in detail under the caption “Long-Term Savings Plan and Other Benefits”,  distributions with respect to vested stock options, as discussed in detail under the caption “Distributions with Respect to Vested Stock Options” above and severance payment to Mr. Sinclair.

(6)	Because Mr. Leonard and Mr. Ketzel were not named executive officers in 2014 and 2013, their information is only provided for 2015.

(7)	Mr. Blackford resigned from the Company effective February 6, 2015.

(8)	Mr. Sinclair resigned from the Company effective December 31, 2015.

(9)	Mr. Workman position as Interim Executive Chairman of the Board of Directors ended effective April 13, 2015.

2015  GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Option
	Grant	Threshold	Target	Maximum	Options	Awards	Awards
Name	Date	($)	($)	($)	(#) (3)	($/sh)	($) (2)
Thomas J. Leonard	2015	$—	$450,000	$787,500	—	$—	$—
	May 8, 2015	$—	$—	$—	15,000,000	$0.71	$2,860,500

James B. Pekarek	2015	$—	$276,200	$483,303	—	$—	$—

Kevin E. Ketzel	2015	$—	$128,700	$225,271	—	$—	$—
	Aug 5, 2015	$—	$—	$—	2,750,000	$0.71	$600,050

Robert L. Creviston	2015	$—	$183,200	$320,558	—	$—	$—

Patrick Sinclair	2015	$—	$—	$—	—	$—	$—

(1)

The amounts shown under “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” reflect the minimum, target and maximum payment levels, respectively, under the Company’s EIP. These amounts are based on the named executive officer’s base salary and position for the year ending and as of December 31, 2015. The 2015 EIP payout is included in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table.

(2)

The amounts in the “Grant Date Fair Value of Option Awards” column reflect the grant date fair value, determined in accordance with ASC Topic 718, of awards pursuant to the 2007 Stock Option Plan. Assumptions used in the calculation of these amounts are included in Item 15, Note 11, Share‑Based Compensation to our audited consolidated financial statements for the fiscal year ended December 31, 2015 included elsewhere in this Annual Report on Form 10-K.

(3)

On March 9, 2016, the compensation committee awarded 2,050,000 stock options to members of management, including Mr. Ketzel, Mr. Pekarek and Mr. Creviston.  On March 14, 2016, Mr. Leonard entered into an amended Stock Option Agreement with the Company, amending the amount of his stock option award from 15,000,000 options to 14,000,0000.  Mr. Leonard agreed to relinquish 1,000,000 options in order to return them to the stock option pool to be awarded to members of management.  Mr. Leonard also agreed to waive any merit increase to his base salary for 2016, in order to receive base salary increases to members of management.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2015

	OPTION AWARDS (1) (3)					STOCK AWARDS (2)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Grant Date	Number of Securities Underlying Restricted Stock Unit
Thomas J. Leonard	5/8/2015	—	15,000,000	$0.71	11/4/2024	4/13/2015	7,042,254
James B. Pekarek	5/21/2013	1,375,000	1,375,000	$0.71	11/4/2024	—	—
Kevin E. Ketzel	8/5/2015	458,315	2,291,685	$0.71	11/4/2024	—	—
Robert L. Creviston	5/21/2013	625,000	625,000	$0.71	11/4/2024	—	—
Patrick Sinclair	11/4/2014	50,009	—	$0.71	11/4/2024	—	—
Patrick Sinclair	5/21/2013	666,660	—	$0.71	11/4/2024	—	—

(1)

Option awards granted under Parent’s 2007 Stock Option Plan is discussed in detail under the caption “Long-Term Equity Incentive (Stock Option) Compensation”.  Options granted under the 2007 Stock Option Plan for our named executive officers vest over a six-year period of service with one-sixth vesting on December 31 of each year of the six-year period, with such unvested options included in the “Number of Securities Underlying Unexercised Options Unexercisable” column, except for options to Mr. Leonard vest over a five-year period with one-fifth vesting on April 13 of each year over the five-year period.

(2)

In connection with the hiring of Mr. Leonard as our Chief Executive Officer, he was granted a Restricted Stock Unit Award in the amount of 7,042,254 restricted stock units of Parent which vest 25% on each of April 13, 2016, April 13, 2017, April 13, 2018, and April 13, 2019, provided that Mr. Leonard is employed by the Company on the relevant vesting date. Each restricted stock unit represents one share of common stock of Parent.

(3)

On March 9, 2016, the compensation committee awarded 2,050,000 stock options to members of management, including Mr. Ketzel, Mr. Pekarek and Mr. Creviston.  On March 14, 2016, Mr. Leonard entered into an amended Stock Option Agreement with the Company, amending the amount of his stock option award from 15,000,000 options to 14,000,0000.  Mr. Leonard agreed to relinquish 1,000,000 options in order to return them to the stock option pool to be awarded to members of management.  Mr. Leonard also agreed to waive any merit increase to his base salary for 2016, in order to receive base salary increases to members of management.

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

Thomas J. Leonard — Employment Agreement

The following termination and Change of Control payments are payable under Mr. Leonard’s employment agreement, contingent upon Mr. Leonard or his representative executing and delivering a release of all claims against the Company and all present and former directors, officers, agents, representatives, executives, successors and assignees of the Company and its direct or indirect owners within 60 days of the date of termination, provided there has not been any revocation thereof by Mr. Leonard or his representative.

Payments Made Upon Death or Disability

In the event of death or disability, Mr. Leonard or his legal representative will receive, on the 10th day following termination, the following:

•	earned and unpaid bonus for the calendar year ending prior to the date of termination, if any.

Additionally, Mr. Leonard will receive accrued vested benefits through any benefit plan, program or arrangement of the Company at the times specified therein. “Disability” means the named executive officer becomes physically or mentally disabled, whether totally or partially, either permanently or so that the named executive officer is unable substantially and competently to perform his duties for 180 days during any 12-month period during the term of his employment agreement.

Payments Made Upon Termination Without Cause or Resignation For Good Reason

If we terminate Mr. Leonard’s employment without Cause or he resigns for Good Reason, Mr. Leonard will receive, in substantially equal installments in accordance with the Company’s regular payroll practices, payments consisting of the following:

•	100% of his current base salary; and

•	100% of his target bonus opportunity for the year of termination.

The Company also will pay Mr. Leonard his pro rata EIP award for the calendar year in which his employment terminates, at the time the Company pays EIP awards to other senior executives for that same calendar year. Additionally, Mr. Leonard will receive accrued vested benefits through any benefit plan, program or arrangement of the Company at the times specified therein and Company-paid COBRA continuation coverage for up to 12 months post-termination.

“Cause” means:

•	the commission by Mr. Leonard of, or the indictment for (or pleading guilty or nolo contender to) a felony or crime involving moral turpitude;

•

Mr. Leonard’s repeated failure or refusal to faithfully and diligently perform the usual and customary duties of his employment or to act in accordance with any lawful direction or order of the Board, which failure or refusal is not cured within 30 days after written notice thereof;

•	Mr. Leonard’s material breach of fiduciary duty;

•	Mr. Leonard’s theft, fraud, or dishonesty with regard to the Company or any of its affiliates or in connection with his duties;

•	Mr. Leonard’s material violation of the Company’s code of conduct or similar written policies;

•

Mr. Leonard’s willful misconduct unrelated to the Company or any of its affiliates having, or likely to have, a material negative impact on the Company or any of its affiliates (economically or its reputation);

•	an act of gross negligence or willful misconduct by Mr. Leonard that relates to the affairs of the Company or any of its affiliates; or

•	material breach by Mr. Leonard of any of the provisions of his employment agreement.

Mr. Leonard will have “Good Reason” for termination if, other than for Cause, any of the following has occurred:

•

we have materially diminished Mr. Leonard’s responsibilities, authorities or duties (provided that in the event of Mr. Leonard’s disability, the Company’s appointment of an interim Chief Executive Officer shall not constitute a diminution of Mr. Leonard’s responsibilities, authorities or duties);

•

we have reduced Mr. Leonard’s base salary or EIP target percentage, other than in connection with an across-the-board reduction of base salary or EIP target percentage applicable to substantially all senior executives of the Company; or

•	we have relocated Mr. Leonard’s place of employment by more than 50 miles.

Payments Made Upon Termination for Cause or Resignation Without Good Reason

If we terminated Mr. Leonard’s employment under his employment agreement for Cause or he resigns without Good Reason, all of Mr. Leonard’s rights to payments, other than payment for services already rendered and any other benefits otherwise due, cease upon the date of termination.

Payments Made Upon a Change of Control

Mr. Leonard is not entitled to any cash payments based solely on a change of control.

The following table shows the potential payments upon a termination under Mr. Leonard’s employment agreement.

Thomas J. Leonard
Chief Executive Officer and Director
		For Good
		Reason or	Change of
		Without	Control
	Death or	Cause	Related
	Disability	Termination	Termination
Executive Benefits and	on	on	on
Payments Upon Separation	12/31/2015	12/31/2015	12/31/2015
Compensation:
Non-Equity Incentive Plan	$787,500	$787,500	$—
Stock Options	—	—	2,860,500
Benefits and Perquisites:
Health and Welfare Benefits	—	18,489	—
Severance Payments	—	650,000	—
Total	$787,500	$1,455,989	$2,860,500

James B. Pekarek — Employment Arrangement

On April 11, 2013, the Company entered into an employment arrangement with Mr. Pekarek, the terms of which, as they relate to the possible payment upon termination of Mr. Pekarek, are summarized below. The amounts shown below assume that termination of employment was effective as of December 31, 2015, include amounts earned through that date, and are estimates of the amounts which would be paid out to the named executive officers upon their termination. The actual amounts paid can only be determined at the time of each named executive officer’s separation from us.

The following termination and Change of Control payments are payable under Mr. Pekarek’s employment arrangement, contingent upon Mr. Pekarek or his representative executing and delivering a release of all claims against the Company and all present and former directors, officers, agents, representatives, executives, successors and assignees of the Company and its direct or indirect owners within 45 days of the date of termination, provided 15 days have elapsed since such execution without any revocation thereof by Mr. Pekarek or his representative.

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

Payments Made Upon Termination for Cause or Resignation Without Good Reason

If we terminated Mr. Pekarek’s employment under his employment arrangement for Cause or he resigns without Good Reason, all of Mr. Pekarek’s rights to payments, other than payment for services already rendered and any other benefits otherwise due, cease upon the date of termination.

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

“Change of Control” means (i) when any “person” (as defined in Section 13(d) and 14(d) of the Exchange Act) (other than the Company, IPC Manager III SPV, L.P. or its affiliates, any trustee or other fiduciary holding securities under an employee benefit plan of the Company or any Subsidiary, or any corporation owned, directly or indirectly, by the stockholder or stockholders, as the use may be, of the Company, in substantially the same proportions as their ownership of stock of the Company), acquires, in a single transaction or a series of transactions (whether by merger, consolidation, reorganization or otherwise), (A) “beneficial ownership” (as defined in Rule 13d-3 under the Exchange Act) of securities representing more than 50% of the combined voting power of the Company (or, prior to a public offering, more than 50% of the Company’s outstanding shares of common stock), or (B) substantially all or all of the assets of the Company and its Subsidiaries on a consolidated basis or (ii) a merger, consolidation, reorganization or similar transaction of the Company with a “person” (as defined above) if, following such transaction, the holders of a majority of the Company’s outstanding voting securities in the aggregate immediately prior to such transaction do not own at least a majority of the outstanding voting securities in the aggregate of the surviving corporation immediately after such transaction. “Subsidiary” means any corporation in an unbroken chain of corporations beginning with the Company if, at the time of a Change of Control, each of the corporations (other than the last corporation in the unbroken chain) owns stock possessing 50% or more of the total combined voting power of all classes of stock in one of the other corporations in the chain.

The following table shows the potential payments upon a termination or Change of Control of us under Mr. Pekarek’s employment arrangement.

James B. Pekarek
Executive Vice President and Chief Financial Officer
		For Good
		Reason or	Change of
		Without	Control
	Death or	Cause	Related
	Disability	Termination	Termination
Executive Benefits and	on	on	on
Payments Upon Separation (1)	12/31/2015	12/31/2015	12/31/2015
Compensation:
Non-Equity Incentive Plan	$483,303	$483,303	$483,303
Stock Options	—	—	916,163
Benefits and Perquisites:
Health and Welfare Benefits	11,350	11,350	11,350
Severance Payments	396,600	694,100	1,041,100
Total	$891,253	$1,188,753	$2,451,916

(1)	The above table excludes the intrinsic value of vested stock options.

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

Executives covered by the Executive Severance Pay Plan include the following named executive officers:  Kevin Ketzel, Robert Creviston and Patrick Sinclair. The terms of the Executive Severance Pay Plan, as they related to the possible payments upon the terminations of the aforementioned named executive officers, are summarized below. The amounts shown assume that termination was effective as of December 31, 2015, include amounts earned through that date and are estimates of the amounts which would be paid out to the named executive officer upon his termination. The actual amounts paid can only be determined at the time of the named executive officer’s separation from us.

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

Kevin E. Ketzel
President
	Without	For Good	Control
	Cause	Reason	Related
	Termination	Termination	Termination
Executive Benefits and	on	on	on
Payments Upon Separation (1)	12/31/2015	12/31/2015	12/31/2015
Compensation:
Non-Equity Incentive Plan	$—	$225,271	$225,271
Stock Options	—	—	500,046
Benefits and Perquisites:
Health and Welfare Benefits	—	—	—
Severance Payments	425,000	425,000	425,000
Total	$425,000	$650,271	$1,150,317

Robert L. Creviston
Chief Human Resources Officer
	Without	For Good	Control
	Cause	Reason	Related
	Termination	Termination	Termination
Executive Benefits and	on	on	on
Payments Upon Separation (1)	12/31/2015	12/31/2015	12/31/2015
Compensation:
Non-Equity Incentive Plan	$—	$320,558	$320,558
Stock Options	—	—	416,438
Benefits and Perquisites:
Health and Welfare Benefits	20,565	20,565	20,565
Severance Payments	283,300	283,300	283,300
Total	$303,865	$624,423	$1,040,861

(1)	The above tables exclude the intrinsic value of vested stock options.

Patrick Sinclair – Transition Agreement

Mr. Sinclair will receive a total payment of $762,066 under his transition agreement with includes severance pay, incentive pay, medical and dental premiums and other benefits.

2007 STOCK OPTION PLAN

On May 31, 2007, our Parent’s board of directors adopted the 2007 Stock Option Plan in connection with the Transaction. The 2007 Stock Option Plan provides for the issuance of approximately 43.9 million nonqualified stock options of our Parent to any of our and Parent’s executives, including the named executive officers, other key employees and to consultants and certain directors. The options allow for the purchase of shares of common stock of our Parent at prices no lower than the stock’s fair market value at the date of grant. The exercise price of the stock option awards granted during the years ended December 31, 2008 through 2015 was set reasonably and in good faith by Parent’s board of directors and compensation committee and is equal to the market value of Parent’s common stock on the grant date. The exercise price of options issued during the years ended December 31, 2009 through 2015, was determined through a variety of factors including peer group multiples, merger and acquisition multiples, and discounted cash flow analyses. The exercise prices of options issued during the year ended December 31, 2008 was determined by reference to the then recent per share valuation of Parent resulting from the 2007 Transaction as detailed below.

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

While the terms of the options to be granted under the 2007 Stock Option Plan will be determined at the time of grant, our employee stock options issued in fiscal 2015 and 2014 will expire on November 4, 2024 and stock options issued in 2008 through 2013 which originally were to expire 10 years from the date of grant were extended to November 4, 2024 with the November 4, 2014 Amendment as described below. Option grants to directors are 100% fixed vesting options, with one-sixth vesting on each December 31 over a six-year period. Option grants to employees are comprised of 50% fixed vesting and 50% performance vesting options. Fixed vesting options vest over a six-year service period with one-

sixth vesting on December 31 of each year of the six-year period, subject to the option holder not ceasing employment with Parent or the Company. Upon a sale of Parent or the Company, all of the unvested options with fixed vesting schedules will vest and become exercisable. Performance vesting options vest over a six-year period with one-sixth vesting on December 31 of each year of the six-year period, subject to the option holder not ceasing employment with Parent or the Company. Prior to the Amendment described below, the vesting of performance vesting options was also subject to the Company’s attainment of either an adjusted EBITDA target for the then current year or an aggregate adjusted EBITDA target, as set forth in the respective form of option agreement. Also prior to the Amendment, upon a sale of Parent or the Company, all of the unvested options that vest upon the achievement of established performance targets would have vested and become exercisable upon IPC’s achievement of a certain internal rate of return on its investment in Parent, subject to certain conditions. With respect to both fixed vesting and performance vesting options, an employee’s unvested options are forfeited when employment is terminated, and vested options must be exercised within a prescribed time period on or following termination to avoid forfeiture. Before the exercise of an option, the holder has no rights as a stockholder regarding the shares subject to the option, including voting rights.

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

On November 4, 2014, the compensation committee of our board of directors recommended, and the Parent Board approved, an amendment (the “Amendment”) to the 2007 Stock Option Plan to remove the 2007 Stock Option Plan’s mandatory ten year limit on the duration of stock options. In addition, the Compensation Committee recommended, and the Parent Board approved, unilateral amendments to the outstanding stock option agreements. These amendments extend the expiration date of such options to November 4, 2024 and reset the option exercise price at $0.71 per share, which was the fair market value of Parent’s common stock on the amendment date as determined by a third party valuation obtained by the Parent Board.

DIRECTOR COMPENSATION

Through December 31, 2015, we paid each of our independent directors cash compensation of $70,000 per year for their service as independent directors. Members of our audit committee who were independent also received an annual fee of $5,000 ($20,000 for the chair), and members of our compensation committee who our board determined were independent received an annual fee of $3,000. These amounts are reviewed by the board from time to time, and all amounts are pro-rated for partial year directorship or membership, as appropriate. Directors who are not independent do not receive compensation for services on the board of directors.

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

2015 Cash Compensation

In 2015, each of our independent directors for 2015 (Mr. Schochet, Mr. Crane, Mr. Grotting and Mr. Illingworth) received cash compensation of $70,000 for his service as an independent director. Mr. Workman, who was elected to serve as a director and chair of the audit committee effective November 5, 2014 and as chairman of the board and chairman of the audit committee effective April 13, 2015, received $100,000 annual cash compensation for his service as chairman of the board and $20,000 annual cash compensation for his service as chair of the audit committee. In addition, annual fees based on committee memberships were paid as described below.  Finally, Mr. Grotting received a distribution with respect to vested stock options, as described below.

•	Mr. Workman received aggregate cash compensation of $112,500 for his service as chairman of our board and audit committee during 2015.

•	Mr. Schochet received cash compensation of $5,000 for his service as a member of our audit committee. Mr. Schochet received an aggregate amount of $75,000 during 2015.

•	Mr. Crane received cash compensation of $3,000 for his service as a member of our compensation committee. Mr. Crane received an aggregate amount of $73,000 during 2015.

•

Mr. Grotting received cash compensation of $3,000 for his service as a member of our compensation committee. Mr. Grotting received a distribution with respect to vested stock options in the amount of $5,997. Mr. Grotting received an aggregate amount of $78,997 during 2015.

•	Mr. Illingworth before his resignation effective November 6, 2015 received an aggregate amount of $70,000 during 2015.

Stock Option Compensation

On March 17, 2015, Mr. Workman received a grant of 300,000 nonqualified stock options for the purchase of shares of common stock of UHS Holdco, Inc. at a price of $0.71 per share pursuant to the 2007 Stock Option Plan for his service as chairman of the board of directors and chair of the audit committee.

Until a stock option vests and is exercised, the underlying shares cannot be voted. These stock options vest over a six-year period of service with one-sixth of the grant vesting each year. The 2007 Stock Option Plan is discussed in detail under the caption “2007 Stock Option Plan” above.

2015 Director Compensation Table

The table below summarized the compensation paid by the Company to directors for the fiscal year ended December 31, 2015:

	Fees Earned	Option	All Other
	or Paid in Cash	Awards	Compensation	Total
Name (1)	($) (2)	($) (3)	($) (4)	($)
John L. Workman	$112,500	$65,460	$—	$177,960
Barry Schochet	75,000	—	—	75,000
Bret D. Bowerman	—	—	—	—
David Crane	73,000	—	—	73,000
Michael C. Feiner (5)	—	—	—	—
Robert Juneja	—	—	—	—
John B. Grotting	73,000	—	5,997	78,997
David J. Illingworth	70,000	—	—	70,000

(1)	Only the members of our board who are independent for compensation purposes receive compensation for their service as directors.

(2)

The amount in the “Fees Earned or Paid in Cash” column for Mr. Workman, Mr. Schochet, Mr. Crane, Mr. Grotting, and Mr. Illingworth represents retainer and committee fees as discussed in detail under the caption “2015 Cash Compensation.”

(3)

The amounts in the “Option Awards” column reflect the fair value, determined in accordance with ASC Topic 718, of awards granted pursuant to the 2007 Stock Option Plan. Assumptions used in the calculation of these amounts are included in Item 15, Note 11, Share-Based Compensation to our audited consolidated financial statements for the fiscal year ended December 31, 2015 included elsewhere in this Annual Report on Form 10-K. As of December 31, 2015, Mr. Schochet, Mr. Crane and Mr. Grotting, each had 300,000 options outstanding and exercisable under the 2007 Stock Option Plan. As of December 31, 2015, Mr. Illingworth had 150,000 options outstanding and exercisable under the 2007 Stock Option Plan.

(4)

The amount in the “All Other Compensation” column reflect the cash paid to directors as equity distributions as a result of the dividend declared to Parent in June 2011, see Note 7 to our audited consolidated financial statements for the fiscal year ended December 31, 2015 included elsewhere in this Annual Report on Form 10-K.

(5)	Mr. Feiner is currently independent but he was not considered to be independent during 2015 because he was associated with IPC.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal 2015, the directors serving on the compensation committee of our board of directors were Mr. Juneja, Mr. Crane, Mr. Grotting and Mr. Feiner, none of whom has served as an officer or employee of UHS.

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

ITEM 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of our capital stock is owned by Parent.  IPC and certain members of our management team own all of the capital stock of Parent.  The following table sets forth certain information known to us, based on information provided by Parent, regarding the beneficial ownership of the common stock of Parent as of March 1, 2016 by:

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

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned as of March 1, 2016	Percentage of Shares Beneficially Owned (%) (2)
Principal Stockholders:
IPC/UHS, L.P. (3) (11) (12)	175,000,000	68.5
IPC/UHS Co-Investment Partners, L.P. (3) (11) (12)	63,913,306	25.0

Directors and Named Executive Officers:
Thomas J. Leonard (4)	1,760,564	*
James B. Pekarek (5)	1,375,000	*
Kevin E. Ketzel (6)	458,315	*
Robert L. Creviston (7)	625,000	*
Patrick Sinclair (8)	716,669	*
John L. Workman (9)	50,000	*
Barry P. Schochet (10)	300,000	*
Bret D. Bowerman (11)	—	—
David Crane (10)	300,000	*
Michael C. Feiner	—	—
Robert Juneja (12)	238,913,306	93.5
John B. Grotting (10)	300,000	*

All directors and executive officers as a group (14 persons)	245,303,014	96.0

*Denotes less than one percent.

(1)	Unless otherwise specified, the address of each of the named individuals is c/o Universal Hospital Services, Inc., 6625 West 78th Street, Suite 300, Minneapolis, Minnesota 55439.

(2)

Percentage of beneficial ownership is based on the aggregate of 249,012,549 shares of Parent’s common stock outstanding as of March 1, 2016 and 4,629,144 options exercisable or becoming exercisable for our directors and executive officers within 60 days of March 1, 2016. The percentage of beneficial ownership for all holders has been rounded to the nearest 1/10th of a percentage.

(3)

IPC III GP, LLC may be deemed a beneficial owner of shares of Parent due to its status as a general partner of IPC/UHS, L.P. and IPC/UHS Co-Investment Partners, L.P. IPC III GP, LLC disclaims beneficial ownership of any such shares of which it is not the holder of record.

(4)	Includes 1,760,564 restricted stock units that are vested or become vested within 60 days of March 1, 2016.

(5)	Includes options to purchase 1,375,000 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2016.

(6)	Includes options to purchase 458,315 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2016.

(7)	Includes options to purchase 625,000 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2016.

(8)	Includes options to purchase 716,669 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2016.

(9)	Includes options to purchase 50,000 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2016.

(10)	Includes options to purchase 300,000 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2016, for each of Mr. Schochet, Mr. Crane and Mr. Grotting.

(11)	Mr. Bowerman is a Senior Advisor of Irving Place Capital. His address is c/o Irving Place Capital, 745 Fifth Avenue, New York, New York 10151.

(12)

Mr. Juneja is a Senior Advisor of Irving Place Capital.  Mr. Juneja disclaims beneficial ownership of any of the shares of common stock owned by IPC/UHS, L.P. and IPC/UHS Co-Investment Partners, L.P., except to the extent of his pecuniary interest therein, if any.  His address is c/o Irving Place Capital, 745 Fifth Avenue, New York, New York 10151.

EQUITY COMPENSATION PLAN

The following table summarizes, as of December 31, 2015, the shares of Parent’s common stock subject to outstanding awards or available for future awards under Parent’s 2007 Stock Option Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securitites Remaining Available for Future Issuance Under Equity Compensation Plans (excluding shares reflected in the first column) (2)
Equity Compensation Plans Approved by Security Holders	33,889,000	$0.71	9,796,941
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	33,889,000	$0.71	9,796,941

(1)

The exercise price of the stock option award is equal to the market value of Parent’s common stock on the grant date as determined reasonably and in good faith by the Parent’s board of directors and compensation committee.  The exercise price of options issued during the years ended December 31, 2009 through 2015, was determined through a variety of factors including peer group multiples, merger and acquisition multiples, and discounted cash flow analyses. The exercise prices of options issued during the year ended December 31, 2008 was determined by reference to the then recent per share valuation of Parent resulting from the Transaction as detailed below.

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

On May 31, 2007, in connection with the Transaction, we and IPC entered into a professional services agreement pursuant to which general advisory and management services are provided to us with respect to financial and operating matters.  IPC is an owner of Parent, and the following members of our Board of Directors are associated with IPC:  Robert Juneja and Bret Bowerman.  In addition, David Crane, a director, is the CEO of an IPC portfolio company.  The professional services agreement requires us to pay an annual fee for ongoing advisory and management services equal to the greater of $0.5 million or 0.75% of our Adjusted EBITDA (as defined in the professional services agreement) for the immediately preceding fiscal year, payable in quarterly installments. We incurred fees to IPC of approximately $1.0,  $1.0 and $1.1 million for the years ended December 31, 2015,  2014 and 2013, respectively, for advisory and management services.

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

We entered into engagement letters with CTPartners, LLC (“CTPartners”) to conduct searches for certain executive positions.  One member of our board of directors, Michael Feiner, is also a director of CTPartners.  Pursuant to these engagement letters, we made payments to CTPartners totalling approximately $0.2,  $0.5 and $0.2 million for the years ended December 31, 2015,  2014 and 2013, respectively.

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

ITEM 14:  Principal Accounting Fees and Services

KPMG LLP (“KPMG”) has served as our independent registered public accounting firm since June 3, 2013. The following table presents fees for professional services rendered by KPMG during the years ended December 31, 2015 and 2014.

Types of Fees	2015	2014
Audit Fees (1)	$345,000	$387,500
Audit-Related Fees (2)	—	—
Tax Fees (3)	84,700	97,100
All Other Fees (4)	—	—

Deloitte and Touche LLP (“D&T”) served as our independent registered public accounting firm from June 20, 2007 to May 28, 2013.  The following table presents fees for professional services rendered by D&T during the years ended December 31, 2015 and 2014.

Types of Fees	2015	2014
Audit Fees (1)	$14,000	16,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	4,320
All Other Fees	—	—

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

Report of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Equity for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

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

4.2

Third Supplemental Indenture, dated as of August 7, 2012, among Universal Hospital Services, Inc., UHS Surgical Services, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to Form 10-Q filed with the SEC on August 13, 2013).

4.3

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

10.2

First Lien Security Agreement, dated May 6, 2010, among UHS Holdco, Inc., Universal Hospital Services, Inc. and GE Business Financial Services, Inc., as collateral agent (incorporated by reference to Exhibit 10.3 to Form 10-Q filed with the SEC on May 10, 2010).

10.3

Trademark Security Agreement, dated May 31, 2007, among UHS Merger Sub, Inc., Universal Hospital Services, Inc., UHS Holdco, Inc. and ML Capital, as collateral agent (incorporated by reference to Exhibit 10.4 to Form 10-Q filed with the SEC on August 14, 2007, File No. 000-20086).

10.4

Second Lien Security Agreement, dated May 31, 2007, among UHS Merger Sub, Inc., Universal Hospital Services, Inc. and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.5 to Form 10-Q filed with the SEC on August 14, 2007, File No. 000-20086).

10.5

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

10.7

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

10.12	Stock Option Plan of UHS Holdco, Inc. (incorporated by reference to Exhibit 10.17 to Form 10-Q filed with the SEC on August 14, 2007, File No. 000-20086). **
10.13	Amendment to Option Agreements, dated as of August 11, 2010, executed by UHS Holdco, Inc. (incorporated by reference to Exhibit 10.4 for Form 10-Q filed with the SEC on August 11, 2010). **
10.14	Form of Option Agreement Evidencing a Grant of an Option Under the 2007 Stock Option Plan (incorporated by reference to Exhibit 10.5 for Form 10-Q filed with the SEC on August 11, 2010). **
10.15

Amended and Restated Professional Services Agreement, dated as of February 1, 2008, by and between Universal Hospital Services, Inc. and Irving Place Capital Merchant Manager III, L.P. (formerly known as Bear Stearns Merchant Manager III, L.P.) (incorporated by reference to Exhibit 10.23 to Form 10-K/A filed with the SEC on March 12, 2008, File No. 000-20086).

10.16

Amended and Restated 2007 Stock Option Plan, dated as of November 4, 2014, executed by UHS Holdco, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed with the SEC on November 6, 2014). **

10.17	Form of notice to option holders regarding amendments to outstanding options (incorporated by reference to Exhibit 10.3 to Form 10-Q filed with the SEC on November 6, 2014). **
10.18

Consulting Service Agreement, dated as of December 12, 2014, between Gary L. Blackford and Universal Hospital Services, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on December 12, 2014). **

10.19	Executive Severance Pay Plan, dated March 17, 2015. (incorporated by reference to Exhibit 10.26 to Form 10-K filed with the SEC on March 23, 2015). **
10.20

Employment Agreement, dated as of April 8, 2015, between Thomas Leonard and Universal Hospital Services, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed with the SEC on May 13, 2015). **

10.21

Restricted Stock Unit Award Agreement, dated as of April 13, 2015, between Thomas Leonard and Universal Hospital Services, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed with the SEC on May 13, 2015). **

10.22

Form of Option Agreement Evidencing a Grant of an Option Under the 2007 Stock Option Plan, dated as of May 8, 2015, between Universal Hospital Services, Inc.  and Thomas Leonard (incorporated by reference to Exhibit 10.3 to Form 10-Q filed with the SEC on May 13, 2015). **

10.23

Third Amended and Restated Credit Agreement, dated as of November 24, 2015, among Universal Hospital Services, Inc., UHS Holdco, Inc., the lenders party thereto, Bank of America, N.A. as administrative agent, Barclays Bank PLC and PNC Bank, National Association as co-syndication agents and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Bank PLC and PNC Capital Markets LLC as joint lead arrangers and joint book managers (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on December 1, 2015)

10.24*	Severance Arrangement, dated April 11, 2013, between James B. Pekarek and Universal Hospital Services, Inc. **
10.25*	Amendment One to Option Agreement, dated March 14, 2016, between UHS Holdco, Inc. and Thomas Leonard.**
12.1*	Statement regarding the computation of ratio of earnings to fixed charges
21.1*	Subsidiaries of the Registrant
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of John L. Workman Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of James B. Pekarek Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

The following financial information from Universal Hospital Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 15, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Loss for the years ended December 31, 2015, 2014 and 2013, (iv) the Consolidated Statements of Equity for the years ended December 31, 2015, 2014 and 2013, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and Notes to Consolidated Financial Statements

*Filed herewith

**Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 15, 2016.

UNIVERSAL HOSPITAL SERVICES, INC.
By	/s/ Thomas J. Leonard
Thomas J. Leonard
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2016.

/s/ Thomas J. Leonard	Chief Executive Officer and Director (Principal Executive
Thomas J. Leonard	Officer)

/s/ James B. Pekarek	Executive Vice President and
James B. Pekarek	Chief Financial Officer (Principal Financial Officer)

/s/ Scott A. Christensen	Vice President, Controller, and
Scott A. Christensen	Chief Accounting Officer (Principal Accounting Officer)

/s/ John L. Workman	Director
John L. Workman

/s/ Barry P. Schochet	Director
Barry P. Schochet

/s/ Bret D. Bowerman	Director
Bret D. Bowerman

/s/ David Crane	Director
David Crane

/s/ Michael C. Feiner	Director
Michael C. Feiner

/s/ Robert Juneja	Director
Robert Juneja

/s/ John B. Grotting	Director
John B. Grotting

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report relating to the fiscal year ended December 31, 2015 or proxy statement with respect to any annual or other meeting of security holders has been sent to security holders, nor will such information be sent to security holders.

Universal Hospital Services, Inc.

Schedule II - Valuation and Qualifying Accounts

(in thousands)

Description	Balance - Beginning of Year	Charged to Costs and Expense	Deductions from Reserves	Balance - End of Year
Allowance for Doubtful Accounts
Year Ended December 31, 2015	$2,035	$69	$604	$1,500
Year Ended December 31, 2014	2,185	816	966	2,035
Year Ended December 31, 2013	2,015	1,182	1,012	2,185
Income Tax Valuation Allowance
Year Ended December 31, 2015	$55,037	$4,678	$—	$59,715
Year Ended December 31, 2014	36,112	18,925	—	55,037
Year Ended December 31, 2013	25,800	12,041	1,729	36,112

Universal Hospital Services, Inc.

As of December 31, 2015 and 2014 and

For the years ended December 31, 2015,  2014 and 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Universal Hospital Services, Inc.:

We have audited the accompanying consolidated balance sheets of Universal Hospital Services, Inc. and subsidiary (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we have audited the financial statement Schedule II-Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Hospital Services, Inc. and subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ KPMG LLP

Minneapolis, Minnesota

March 15, 2016

Universal Hospital Services, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share information)

	December 31,	December 31,
	2015	2014
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts of $1,500 at December 31, 2015 and $2,035 at December 31, 2014	$71,252	$66,256
Inventories	8,506	7,991
Other current assets	5,834	7,671
Total current assets	85,592	81,918
Property and equipment:
Medical equipment	590,091	591,100
Property and office equipment	85,341	84,454
Accumulated depreciation	(462,818)	(445,481)
Total property and equipment, net	212,614	230,073
Other long-term assets:
Goodwill	336,595	335,577
Other intangibles, net	162,354	172,905
Other, primarily deferred financing costs, net	10,725	12,166
Total assets	$807,880	$832,639
Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$4,867	$5,640
Book overdrafts	6,444	5,944
Accounts payable	31,073	30,114
Accrued compensation	23,600	15,108
Accrued interest	18,742	18,823
Dividend payable	24	39
Other accrued expenses	14,564	11,108
Total current liabilities	99,314	86,776
Long-term debt, less current portion	692,896	704,546
Pension and other long-term liabilities	11,869	12,428
Payable to Parent	—	24,911
Deferred income taxes, net	52,959	52,725
Commitments and contingencies (Note 9)
Deficit
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at December 31, 2015 and 2014	—	—
Additional paid-in capital	241,833	214,514
Accumulated deficit	(283,066)	(254,418)
Accumulated other comprehensive loss	(8,165)	(9,062)
Total Universal Hospital Services, Inc. deficit	(49,398)	(48,966)
Noncontrolling interest	240	219
Total deficit	(49,158)	(48,747)
Total liabilities and deficit	$807,880	$832,639

The accompanying notes are an integral part of these consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Operations

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Revenue
Medical equipment solutions	$285,059	$285,497	$285,510
Clinical engineering solutions	99,188	92,092	86,864
Surgical services	64,434	59,075	56,066
Total revenues	448,681	436,664	428,440
Cost of Revenue
Cost of medical equipment solutions	123,664	130,117	128,864
Cost of clinical engineering solutions	78,988	73,547	67,747
Cost of surgical services	34,459	32,721	31,557
Medical equipment depreciation	66,778	73,518	73,034
Total costs of revenues	303,889	309,903	301,202
Gross margin	144,792	126,761	127,238
Selling, general and administrative	122,454	114,596	112,649
Restructuring, acquisition and integration expenses	2,321	3,059	236
(Gain) on settlement	(5,718)	—	—
Intangible asset impairment charge	—	34,900	—
Operating income (loss)	25,735	(25,794)	14,353
Loss on extinguishment of debt	—	—	1,853
Interest expense	53,195	53,285	55,015
Loss before income taxes and noncontrolling interest	(27,460)	(79,079)	(42,515)
Provision (benefit) for income taxes	756	(13,065)	(166)
Consolidated net loss	(28,216)	(66,014)	(42,349)
Net income attributable to noncontrolling interest	432	503	688
Net loss attributable to Universal Hospital Services, Inc.	$(28,648)	$(66,517)	$(43,037)

The accompanying notes are an integral part of these consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Consolidated net loss	$(28,216)	$(66,014)	$(42,349)
Other comprehensive income (loss):
Gain (loss) on minimum pension liability, net of tax of $0	897	(5,178)	5,202
Total other comprehensive income (loss)	897	(5,178)	5,202
Comprehensive loss	(27,319)	(71,192)	(37,147)
Comprehensive income attributable to noncontrolling interest	432	503	688
Comprehensive loss attributable to Universal Hospital Services, Inc.	$(27,751)	$(71,695)	$(37,835)

The accompanying notes are an integral part of these consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Equity (Deficit)

(in thousands)

			Accumulated	Total
	Additional		Other	Universal		Total
	Paid-in	Accumulated	Comprehensive	Hospital	Noncontrolling	Equity
	Capital	Deficit	Loss	Services, Inc.	Interests	(Deficit)
Balance at December 31, 2012	$214,481	$(144,864)	$(9,086)	$60,531	$344	$60,875
Net (loss) income	—	(43,037)	—	(43,037)	688	(42,349)
Other comprehensive income	—	—	5,202	5,202	—	5,202
Cash distributions to noncontrolling interests	—	—	—	—	(732)	(732)
Dividend forfeited	24	—	—	24	—	24
Balance at December 31, 2013	$214,505	$(187,901)	$(3,884)	$22,720	$300	$23,020
Net (loss) income	—	(66,517)	—	(66,517)	503	(66,014)
Other comprehensive loss	—	—	(5,178)	(5,178)	—	(5,178)
Cash distributions to noncontrolling interests	—	—	—	—	(549)	(549)
Purchases of noncontrolling interests	(11)	—	—	(11)	(35)	(46)
Dividend forfeited	20	—	—	20	—	20
Balance at December 31, 2014	$214,514	$(254,418)	$(9,062)	$(48,966)	$219	$(48,747)
Net (loss) income	—	(28,648)	—	(28,648)	432	(28,216)
Other comprehensive income	—	—	897	897	—	897
Cash distributions to noncontrolling interests	—	—	—	—	(460)	(460)
Contributions from new members to limited liability company	—	—	—	—	70	70
Contribution from Parent	27,318	—	—	27,318	—	27,318
Purchases of noncontrolling interests	(4)	—	—	(4)	(21)	(25)
Dividend forfeited	5	—	—	5	—	5
Balance at December 31, 2015	$241,833	$(283,066)	$(8,165)	$(49,398)	$240	$(49,158)

The accompanying notes are an integral part of these consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Consolidated net loss	$(28,216)	$(66,014)	$(42,349)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	76,588	85,237	85,036
Asset impairment charges	3,287	2,025	—
Intangible asset impairment charge	—	34,900	—
Amortization of intangibles, deferred financing costs and bond premium	13,010	13,671	15,168
Non-cash write off of deferred financing cost	—	—	1,853
Provision for doubtful accounts	69	816	1,182
Provision for inventory obsolescence	493	232	366
Non-cash share-based compensation expense - net	2,435	2,301	1,044
Gain on sales and disposals of equipment	(4,587)	(2,273)	(816)
Deferred income taxes	234	(13,491)	(930)
Changes in operating assets and liabilities:
Accounts receivable	(2,668)	2,595	(2,371)
Inventories	(1,008)	1,258	(979)
Other operating assets	1,055	(2,257)	(65)
Accounts payable	2,297	(1,663)	(522)
Other operating liabilities	9,295	3,235	957
Net cash provided by operating activities	72,284	60,572	57,574
Cash flows from investing activities:
Medical equipment purchases	(57,780)	(58,978)	(51,475)
Property and office equipment purchases	(4,718)	(4,908)	(8,649)
Proceeds from disposition of property and equipment	12,492	8,422	3,691
Acquisitions, net of cash acquired	(2,600)	—	—
Net cash used in investing activities	(52,606)	(55,464)	(56,433)
Cash flows from financing activities:
Proceeds under senior secured credit facility	127,952	149,500	100,600
Payments under senior secured credit facility	(138,952)	(143,500)	(95,600)
Payments of principal under capital lease obligations	(7,343)	(6,915)	(7,421)
Payments of floating rate notes	—	—	(230,000)
Proceeds from issuance of bonds	—	—	234,025
Accrued interest received from bondholders	—	—	8,620
Accrued interest paid to bondholders	—	—	(8,620)
Distributions to noncontrolling interests	(460)	(549)	(732)
Contributions from new members to limited liability company	70	—	—
Dividend and equity distribution payments	(38)	(73)	(6)
Purchases of noncontrolling interests	(25)	(46)	—
Payment of deferred financing costs	(1,382)	—	(4,116)
Change in book overdrafts	500	(3,525)	5,564
Holdback and earn-out payments related to acquisitions	—	—	(3,455)
Net cash used in financing activities	(19,678)	(5,108)	(1,141)
Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at the beginning of period	—	—	—
Cash and cash equivalents at the end of period	$—	$—	$—
Supplemental cash flow information:
Interest paid	$52,205	$52,410	$48,538
Income taxes paid	681	327	501
Non-cash activities:
Medical equipment purchases included in accounts payable (at end of period)	$11,592	$12,930	$13,655
Capital lease additions	7,614	1,919	11,477
Reclassification of assets held for sale from medical equipment to other current assets	—	927	—
Dividend forfeited	(5)	(20)	(24)
Contribution from Parent	27,318	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Universal Hospital Services, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2015 and 2014 and

For the years ended December 31, 2015,  2014 and 2013

1.Basis of Presentation

Universal Hospital Services, Inc. (“we”, “our”, “us”, the “Company” or “UHS”) is a nationwide provider of health care technology management and service solutions to the United States health care industry. The Company’s services fall into three reporting segments: Medical Equipment Solutions (“MES”), Clinical Engineering Solutions (“CES”) and Surgical Services (“SS”).

All of our outstanding capital stock is owned by UHS Holdco, Inc. (“Parent”), which acquired the Company in a recapitalization in May 2007. Parent is owned by affiliates of Parent is owned by affiliates of IPC Manager III SPV, L.P. (together with its affiliates, “IPC”).

Principles of Consolidation

The consolidated financial statements include the accounts of UHS and of UHS Surgical Services, Inc, its 100%-owned subsidiary, since its acquisition on April 1, 2011. In addition, in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), we have accounted for our equity investments in entities in which we are the primary beneficiary under the full consolidation method. All significant intercompany transactions and balances have been eliminated through consolidation. As the primary beneficiary, we consolidate the limited liability companies (“LLCs”) referred to in Note 13, Limited Liability Companies, as we effectively receive the majority of the benefits from such entities and we provide equipment lease guarantees for such entities.

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

Goodwill is tested at least annually for impairment and more frequently if events or changes in circumstances indicate that the asset might be impaired. We review goodwill for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, we conclude that goodwill is not impaired. If the carrying amount of a reporting unit is zero or negative, the second step of the impairment test is performed to measure the amount of impairment loss, if any, when it is more likely than not that a goodwill impairment exists. As of December 31, 2015 and 2014, all of our reporting units had a negative carrying value causing us to undertake a step 2 goodwill impairment analysis. The step 2 analysis performed for those years reflected no impairment.

No goodwill impairments have been recognized in 2015, 2014, or 2013.

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

Intangible assets with indefinite lives are tested for impairment on an annual basis and more frequently if events or changes in circumstances indicate that the asset might be impaired. We review indefinite-lived intangible assets for impairment by first assessing qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the indefinite-lived intangible asset is impaired, then we take no further action. During 2014, we became aware of certain events that indicated our trade names might be impaired and performed the impairment test, see Note 6, Selected Financial Statement Information. We did not perform a qualitative assessment and proceeded directly to the quantitative impairment test for 2015. Our quantitative test resulted in no impairment in 2015.

Amortizable intangibles are measured for impairment consistent with the process utilized for long-lived assets as described below. Our amortizable intangible assets consist of the following discrete items: customer relationships, a supply agreement, technology databases, non-compete agreements and favorable lease agreements.

Long-Lived Assets

The Company periodically reviews its long-lived assets for impairment and assesses whenever significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable.  A recoverability test is performed by comparing the anticipated future undiscounted cash flows to the carrying value of the assets. If impairment is identified, an impairment loss is recognized for the excess of the carrying amount of an asset over the anticipated future discounted cash flows expected to result from the use of the asset and its eventual disposition. For other long-lived assets, primarily movable medical equipment, we continuously monitor specific makes/models for events such as product recalls or obsolescence. The amount of the impairment loss to be recorded, if any, is calculated by the excess of the asset’s carrying value over its fair value.

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

Customer arrangements that include both equipment and services are evaluated to determine whether the elements are separable. If the elements are deemed separable and separate earnings processes exist, the revenue associated with the customer arrangement is allocated to each element based on the relative estimated selling price of the separate elements. We have estimated the selling prices of each element by reference to vendor-specific objective evidence, third party evidence or estimated selling prices when the elements are sold separately. The revenue associated with each element is then recognized as earned.

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

Income Taxes

The Company accounts for deferred income taxes utilizing ASC Topic 740, “Income Taxes.” ASC Topic 740 requires the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statement and the tax bases of assets and liabilities, as measured at current enacted tax rates. We have assessed the need for a valuation allowance by considering whether it is more likely than not that some portion or all of our deferred tax assets will not be realized. We continue to evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing the relative impact of all the available positive and negative evidence regarding our forecasted taxable income, the reversal of existing deferred tax liabilities, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

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

	December 31, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value
Original notes - 7.625%	$425,000	$401,094	$425,000	$359,125
Add-on notes - 7.625% (1)	229,419	207,625	231,113	185,900

(1)	The carrying value of the Add-on notes - 7.625% includes unamortized bond premium of $9.4 and $11.1 million as of December 31, 2015 and 2014, respectively.

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

Recent Accounting Pronouncements

Standards Adopted

In November 2015, the FASB issued ASU No. 2015-17 Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”) to simplify the presentation of deferred income taxes. ASU 2015-17 requires an entity with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2016. Early adoption is permitted. We have elected to early adopt ASU 2015-17 as of December 31, 2015 and retrospectively applied ASU 2015-17 to all periods presented.  As a result, $1.3 million of current deferred tax assets were netted to noncurrent deferred tax liabilities and $0.5 million of current deferred tax liabilities included in Other accrued expenses were reclassified to noncurrent deferred tax liabilities on the 2014 Consolidated Balance Sheets.

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

In July 2015, the FASB issued ASU No. 2015-11 Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 changes the measurement principle for inventory from lower of cost or market to lower of cost and net realizable value for entities that do not measure inventory using the last in, first out or retail inventory method. The ASU also eliminates the requirement for these entities to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 on Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liability on the balance sheet and disclosing key information about leasing arrangements. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted. We are evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures.

3.Acquisitions

On May 18, 2015, we completed the acquisition of a mobile laser surgical services provider for total consideration of approximately $3.1 million. The results of the acquiree’s operations have been included in the consolidated financial statements since that date. The consideration consists of $2.6 million of cash paid at closing and $0.5 million holdback based on achieving a certain revenue target, which was subsequently paid in February 2016.

The following summarizes the fair values of assets acquired and liabilities assumed at the date of acquisition within our consolidated balance sheet:

(in thousands)
Property and equipment	$620
Goodwill	1,018
Intangible assets	1,475
Accrued compensation	(13)
Total purchase price	$3,100

The acquisition was funded from our existing senior secured credit facility.

4.Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014 are summarized in the following table by type of inputs applicable to the fair value measurements:

	Fair Value at December 31, 2015				Fair Value at December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Contingent Consideration	$—	$—	$502	$502	$—	$—	$143	$143

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

During 2012, we recorded a contingent consideration liability, in the form of earn-out payments, related to our acquisitions in the total amount of $2.1 million. During 2015, we recorded a holdback liability related to our acquisition in the total amount of $0.5 million. The contingent consideration and holdback payments are based on achieving certain revenue results. The fair value of the liability was estimated using a discounted cash flow approach with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement.  The significant inputs in the Level 3 measurement not supported by market activity included our assessments of expected future cash flows during the earn-out period related to the assets acquired, appropriately discounted considering the uncertainties associated with the obligation, and calculated based on estimated revenues in accordance with the terms of the agreement. For the years ended December 31, 2015 and 2014,  $0.02 million and $0.07 million, respectively, in earn-out were paid.

The assumptions used in preparing the discounted cash flow analyses included estimates of interest rates and the timing and amount of incremental cash flows.

A reconciliation of the beginning and ending balance for the Level 3 measurement are as follows:

(in thousands)
Balance at December 31, 2014	$143
Addition	500
Payments	(23)
Change in fair value	(118)
Balance at December 31, 2015	$502

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

6.Selected Financial Statement Information

Property and Equipment

Our property and equipment at December 31, 2015 and 2014 consists of the following:

	December 31,	December 31,
(in thousands)	2015	2014
Medical Equipment	$590,091	$591,100
Less: Accumulated depreciation	(405,616)	(391,472)
Medical equipment, net	184,475	199,628
Leasehold improvements	12,874	12,290
Office equipment and vehicles	72,467	72,164
	85,341	84,454
Less: Accumulated depreciation and amortization	(57,202)	(54,009)
Property and office equipment, net	28,139	30,445
Total property and equipment, net	$212,614	$230,073

Property and equipment financed under capital leases, net	$15,038	$15,116

During 2015, we recorded asset impairment charges of $3.3 million on excess and under-utilized medical equipment. During 2014, we recorded asset impairment charges of $2.0 million on excess infusion equipment sold in the second quarter of 2014 and under-utilized patient handling equipment. There were no impairment charges on property and equipment during 2013.

Goodwill and Other Intangible Assets

Our goodwill as of December 31, 2015 and 2014, by reportable segment, consists of the following:

	Medical	Clinical
	Equipment	Engineering	Surgical
(in thousands)	Solutions	Solutions	Services	Total
Balance at December 31, 2014	$227,486	$55,655	$52,436	$335,577
Acquisitions	—	—	1,018	1,018
Balance at December 31, 2015	$227,486	$55,655	$53,454	$336,595

Our other intangible assets as of December 31, 2015 and 2014 consist of the following:

	December 31, 2015				December 31, 2014
		Accumulated				Accumulated
(in thousands)	Cost	Amortization	Impairment	Net	Cost	Amortization	Impairment	Net
Finite-life intangibles
Customer relationship	$117,039	$(89,663)	$—	$27,376	$115,731	$(80,704)	$—	$35,027
Supply agreement	26,000	(22,369)	—	3,631	26,000	(19,464)	—	6,536
Technology databases	7,217	(7,217)	—	—	7,217	(7,217)	—	—
Non-compete agreements	948	(701)	—	247	780	(538)	—	242
Favorable lease agreements	134	(134)	—	—	134	(134)	—	—
Total finite-life intangibles	151,338	(120,084)	—	31,254	149,862	(108,057)	—	41,805
Indefinite-life intangibles
Trade names	166,000	—	(34,900)	131,100	166,000	—	(34,900)	131,100
Total intangible assets	$317,338	$(120,084)	$(34,900)	$162,354	$315,862	$(108,057)	$(34,900)	$172,905

Total amortization expense related to intangible assets was approximately $12.0,  $12.8 and $13.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

There were no impairment charges during 2015 or 2013 with respect to other intangible assets.

At December 31, 2015, future estimated amortization expense related to intangible assets for each of the years ended December 31, 2016 to 2020 is estimated as follows:

(in thousands)
2016	$10,971
2017	7,679
2018	6,095
2019	3,529
2020	1,537

Future amortization expense is an estimate. Actual amounts may change due to additional intangible asset acquisitions, impairment, accelerated amortization or other events.

7.Dividend and Equity Distribution

On June 8, 2011, the Board of Directors declared an equity distribution of $0.12 per option to holders of outstanding options on the Parent’s stock on June 10, 2011 that vested on December 31, 2011, 2012, 2013, 2014 and 2015.

Our consolidated balance sheet as of December 31, 2015 and 2014 reflects the decrease in equity for dividends paid to Parent shareholders and distributions to vested option holders on July 1, 2011, December 31, 2011, December 31, 2012, December 31, 2013, December 31, 2014 and December 31, 2015 based on an estimated option forfeiture rate of 2% annually. Our 2014 consolidated balance sheet also reflects the related current dividend payable and long-term dividend payable included in Payable to Parent.

During 2015 and 2014,  $0.01 and $0.02 million, respectively, of dividends was forfeited and were recorded as a reduction to Payable to Parent and an increase to additional paid-in capital.

8.Long-Term Debt

Long-term debt at December 31, 2015 and 2014 consists of the following:

	December 31,	December 31,
(in thousands)	2015	2014
Original notes - 7.625%	$425,000	$425,000
Add-on notes - 7.625%	220,000	220,000
Unamortized bond premium	9,419	11,113
Senior secured credit facility	28,000	39,000
Capital lease obligations	15,344	15,073
	697,763	710,186
Less: Current portion of long-term debt	(4,867)	(5,640)
Total long-term debt	$692,896	$704,546

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

Senior Secured Credit Facility. On November 24, 2015, we entered into a Third Amended and Restated Credit Agreement with Bank of America, N.A., as agent for the lenders, and the lenders party thereto (the “Third Amended Credit Agreement”), which amended our then-existing senior secured credit facility originally dated as of May 31, 2007 and amended and restated as of May 6, 2010 and as of July 31, 2012.  We refer to the third amended and restated senior secured credit facility as the “senior secured credit facility.” The senior secured credit facility is a first lien senior secured asset based revolving credit facility that is available for working capital and general corporate purposes, including permitted investments, capital expenditures and debt repayments, on a fully revolving basis, subject to the terms and conditions set forth in the credit documents in the form of revolving loans, swing line loans and letters of credit. The Third Amended Credit Agreement extended the maturity date of the revolving loans to the earliest of (i) November 24, 2020 and (ii) 90 days prior to the maturity of the 2012 Notes, and reduced (i) the interest rate applicable to borrowings under the Third Amended Credit Agreement to a per annum rate, determined based on our usage of the credit facility as provided in the Third Amended Credit Agreement, ranging from 1.50% to 2.00% above the adjusted LIBOR rate used by the agent or, at our option, 0.50% to 1.00% above the Base Rate as defined in the Third Amended Credit Agreement and (ii) the unused line fee rate to 0.25%.  Our obligations under the Third Amended Credit Agreement are secured by a first priority security interest in substantially all of the assets of the Company, Parent and SS, excluding a pledge of the Company’s and its subsidiaries’ stock, any joint ventures and certain other exceptions. Our obligations under the Third Amended Credit Agreement are unconditionally guaranteed by the Parent and SS.

Our senior secured credit facility provides the aggregate amount we may borrow under revolving loans up to $235.0 million, subject to our borrowing base.

As of December 31, 2015, we had $138.4 million of availability under the senior secured credit facility based on a borrowing base of $170.3 million less borrowings of $28.0 million and after giving effect to $3.9 million used for letters of credit.

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

At December 31, 2015, we had $28.0 million of borrowings outstanding of which $25.0 million was accruing interest at a rate of 2.317% and $3.0 million was accruing interest at a rate of 4.50%

We were in compliance with all financial debt covenants for all years presented.

2012 Indenture. Our 2012 Notes are guaranteed, jointly and severally, on a second priority senior secured basis, by Surgical Services, and are also similarly guaranteed by certain of our future 100%-owned domestic subsidiaries. The 2012 Notes are our second priority senior secured obligations and rank (i) equal in right of payment with all of our existing and future unsubordinated indebtedness and effectively senior to any such unsecured indebtedness to the extent of the value of collateral; (ii) senior in right of payment to all of our and our guarantors’ existing and future subordinated indebtedness; (iii) effectively junior to our senior secured credit facility and certain other obligations secured by a lien on assets, in each case, to the extent of the value of such collateral or assets; and (iv) structurally subordinated to any indebtedness and other liabilities (including trade payables) of any of our future subsidiaries that are not guarantors.

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

Maturities of Long-Term Debt. At December 31, 2015, maturities of long-term debt for each of our fiscal years ending December 31, 2016 to 2020 and thereafter, are estimated as follows:

(in thousands)
2016	$4,867
2017	3,293
2018	2,236
2019	1,524
2020	674,043
Thereafter	2,381
Total payments	688,344
Unamortized bond premium	9,419
$697,763

9.Commitments and Contingencies

Rental expenses were approximately $12.5,  $11.9 and $11.4 million for the years ended December 31, 2015,  2014 and 2013, respectively. At December 31, 2015, the Company was committed under various non-cancellable operating leases for its district, corporate and other operating locations with annual rental commitments for each of the years ending December 31, 2016 to 2020 and thereafter of the following:

(in thousands)
2016	$8,337
2017	6,935
2018	6,209
2019	5,817
2020	4,709
Thereafter	4,755
$36,762

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

10.Shareholder’s Equity (Deficit)

Common Stock

The Company has authorized and issued 1,000 shares of common stock with a par value of $0.01 per share.

Accumulated Other Comprehensive Loss

	December 31,	December 31,
(in thousands)	2015	2014
Unrealized loss on minimum pension liability adjustment, net of tax	$(8,165)	$(9,062)

Changes in Accumulated Other Comprehensive Income for the year ended December 31, 2015 are as follows:

(in thousands)
Minimum pension liability - balance at December 31, 2014	$(9,062)
Net actuarial loss	(79)
Reclassification for amortization of net gain	976
Net current year other comprehensive income	897
Minimum pension liability - balance at December 31, 2015	$(8,165)

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

Effective November 4, 2014, the Compensation Committee of our Board of Directors recommended, and the board of directors of Parent (the “Parent Board”), approved, an amendment (the “Amendment”) to the 2007 Stock Option Plan to remove the 2007 Stock Option Plan’s mandatory ten year limit on the duration of stock options. In addition, the Compensation Committee recommended, and the Parent Board approved, unilateral amendments to the outstanding stock option agreements. These amendments extend the expiration date of such options to November 4, 2024 and reset the option exercise price at $0.71 per share, which was the fair market value of Parent’s common stock on the amendment date as determined by a third party valuation obtained by the Parent Board. The original options were granted from June 18, 2007 to May 21, 2013 with exercise prices ranging from $1.00 to $1.83. The Amendment to the 2007 Stock Option Plan and the amendments to the individual options do not change the number of options granted, the vesting commencement date, the vesting schedules or any continued service requirements. The amendment resulted in additional share-based compensation expense of approximately $1.7 million, of which $0.2 and $1.2 million was recognized in 2015 and 2014, respectively.

A summary of the status of Parent’s 2007 Stock Option Plan as of and for the years ended December 31, 2015,  2014 and 2013 is detailed below:

				Weighted
				average
		Weighted	Aggregate	remaining
	Number of	average	intrinsic	contractual
(in thousands except exercise price and years)	options	exercise price	value	term (years)
Outstanding at December 31, 2013	38,116	$1.17	$9,611	5.5
Granted	3,554	0.71
Exercised	—	—	$—
Forfeited or expired	(4,330)	0.71
Outstanding at December 31, 2014	37,340	$0.84	$—	9.9
Granted	20,315	0.71
Exercised	—	—	$—
Forfeited or expired	(23,766)	0.92
Outstanding at December 31, 2015	33,889	$0.71	$10,506	8.9
Exercisable at December 31, 2015	10,954	$0.71	$3,396	8.9
Remaining authorized options available for issue	9,797

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

We determine the fair value of options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on a straight-line basis over the options’ vesting periods. The assumptions in the table below was used to determine the Black-Scholes fair value of stock options granted during the years ended December 31, 2015,  2014, and 2013.

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.75%	1.00%	1.25%
Expected volatility	27.0%	32.4%	35.3%
Dividend yield	N/A	N/A	N/A
Expected option life (years)	5.26	3.10	6.75
Black-Scholes Value of options	$0.20	$0.17	$0.53

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

In April 2015, Parent granted the Company’s Chief Executive Officer 7.0 million restricted stock units which vest over four years. Total compensation expense related to this grant was $0.9 million for year ended December 31, 2015.

Although Parent grants the stock options and restricted stock units, the Company recognizes compensation expense related to these options and units since the services are performed for its benefit. For the years ended December 31, 2015,  2014 and 2013, we recognized non-cash share-based compensation expense of $2.4,  $2.3 and $1.5 million, respectively, which is primarily included in selling, general and administrative expenses.

At December 31, 2015, unearned non-cash share-based compensation related to our options, that we expect to recognize as expense over a weighted average period of 2.4 years, totals approximately $5.2 million, net of our estimated forfeiture rate of 2.0%. The expense could be accelerated upon the sale of Parent or the Company.

12.Related Party Transactions

Management Agreement

On May 31, 2007, we and IPC entered into a professional services agreement pursuant to which general advisory and management services are provided to us with respect to financial and operating matters. IPC is an owner of Parent, and the following members of our Board of Directors are associated with IPC: Robert Juneja and Bret Bowerman. In addition, David Crane, a director, is the CEO of an IPC portfolio company. The professional services agreement requires us to pay an annual fee for ongoing advisory and management services equal to the greater of $0.5 million or 0.75% of our Adjusted EBITDA (as defined in the professional services agreement) for the immediately preceding fiscal year, payable in quarterly installments. The professional services agreement provides that IPC will be reimbursed for its reasonable out-of-pocket expenses in connection with certain activities undertaken pursuant to the professional services agreement and will be indemnified for liabilities incurred in connection with its role under the professional services agreement, other than for liabilities resulting from its gross negligence or willful misconduct. The term of the professional services agreement commenced on May 31, 2007 and will remain in effect unless and until either party notifies the other of its desire to terminate, we are sold to a third-party purchaser or we consummate a qualified initial public offering, as defined in the professional services agreement. Total professional services agreement fees incurred to IPC were $1.0,  $1.0 and $1.1 million for the years ended December 31, 2015,  2014 and 2013, respectively.

2007 Stock Option Plan

Parent established the 2007 Stock Option Plan. Compensation expense related to service provided by the Company’s employees is recognized in the accompanying consolidated statements of operations with an offsetting Payable to Parent liability. At December 31, 2015, the Company and the Parent determined that there is no longer an intent for the Company to settle the associated Payable to Parent liability. Accordingly, the liability was derecognized and a capital contribution was recorded from the Parent as additional paid-in capital.

Business Relationship

We entered into engagement letters with CTPartners, LLC (“CTPartners”) to conduct searches for certain executive positions.  One member of our board of directors, Michael Feiner, is also a director of CTPartners.  Pursuant to these engagement letters, we made payments to CTPartners totalling approximately $0.2,  $0.5 and $0.2 million for the years ended December 31, 2015,  2014 and 2013, respectively.

13.Limited Liability Companies

We participate with others in the formation of LLCs in which Surgical Services becomes a partner and shares the financial interest with the other investors. Surgical Services is the primary beneficiary of these LLCs. These LLCs acquire certain medical equipment for use in their respective business activities, which generally focus on surgical procedures. The LLCs will acquire medical equipment for rental purposes under equipment financing leases. At December 31, 2015, the LLCs had approximately $ 1.0 million of total assets. The third party investors in each respective LLC generally provide the lease financing company with individual proportionate lease guarantees based on their respective ownership percentages in the LLCs. In addition, Surgical Services will provide such financing companies with its corporate guarantee based on its respective ownership interest in each LLC. In certain instances, Surgical Services has provided such financing companies with an overall corporate guarantee in connection with equipment financing transactions. In such instances, the individual investors in each respective LLC will generally indemnify us against losses, if any, incurred in connection with its corporate guarantee. Additionally, we provide operational and administrative support to the LLCs in which it is a partner. As of December 31, 2015, we held interests in seven active LLCs.

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

The change in benefit obligation, pension plan assets and funded status as of and for the years ended December 31, 2015 and 2014 are as follows:

Change in Benefit Obligation

(in thousands)	2015	2014
Benefit obligations at beginning of year	$28,728	$23,402
Interest cost	1,159	1,131
Actuarial (gain) loss	(1,618)	5,067
Benefit paid	(988)	(872)
Benefit obligations at end of year	$27,281	$28,728

Change in Plan Assets

(in thousands)	2015	2014
Fair value of plan assets at beginning of year	$20,638	$19,632
Actual (loss) gain on plan assets	(433)	618
Benefits paid	(988)	(872)
Employer contribution	320	1,260
Fair value of plan assets at end of year	$19,537	$20,638

Funded Status

(in thousands)	2015	2014
Funded status	$(7,744)	$(8,090)
Unrecognized net actuarial loss/accumulated other comprehensive loss	10,591	11,488
Net amount recognized	$2,847	$3,398

A summary of our pension plan projected benefit obligation, accumulated obligation and fair value of pension plan assets at December 31, are as follows:

(in thousands)	2015	2014
Projected benefit obligation	$27,281	$28,728
Accumulated benefit obligation (“ABO”)	27,281	28,728
Fair value of plan assets	19,537	20,638
ABO less fair value of plan assets	7,744	8,090

Amounts recognized in the consolidated balance sheets at December 31, are as follows:

(in thousands)	2015	2014
Current Liabilities	$—	$320
Noncurrent Liabilities	7,744	7,770
Total Amount Recognized	$7,744	$8,090

Net Periodic Benefit Cost

The components of net periodic benefit cost are as follows:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Interest cost	$1,159	$1,131	$1,041
Expected return on plan assets	(1,264)	(1,270)	(1,165)
Recognized net actuarial loss	976	540	916
Net periodic benefit cost	$871	$401	$792

Change in Accumulated Other Comprehensive Loss

	Year Ended December 31,
(in thousands)	2015	2014	2013
Beginning of year	$(11,488)	$(6,310)	$(11,512)
Net actuarial (loss) gain	(79)	(5,718)	4,286
Amortization of net loss	976	540	916
End of year	$(10,591)	$(11,488)	$(6,310)

Pension Plan Assets

Our target pension plan asset allocation and actual pension plan allocation of assets at December 31, are as follows:

	Target
Asset Category	Allocation	2015	2014
Equity securities	77%	77%	76%
Debt securities and cash	23	23	24
	100%	100%	100%

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

Fair Value Measurement

The following table presents our plan assets, using the fair value hierarchy as disclosed in Note 4, Fair Value Measurements, as of December 31, 2015 and 2014.

	Assets at Fair Value as of December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$86	$—	$—	$86
Registered investment companies:
International equity	7,060	—	—	7,060
Large cap blend	7,922	—	—	7,922
Intermediate-term bond	4,469	—	—	4,469
Total assets at fair value	$19,537	$—	$—	$19,537

	Assets at Fair Value as of December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$75	$—	$—	$75
Registered investment companies:
International equity	7,544	—	—	7,544
Large cap blend	8,195	—	—	8,195
Intermediate-term bond	4,824	—	—	4,824
Total assets at fair value	$20,638	$—	$—	$20,638

Investments in Equity and Debt Securities are valued at the net asset value of units held at the end of the period based upon the value of the underlying investments as determined by quoted market prices. These investments are classified as Level 1.

Contributions

The Company contributed $0.3,  $1.3 and $0.7 million to the pension plan during the years ended December 31, 2015, 2014 and 2013, respectively. The Company expects to make no contribution in 2016.

Estimated Future Benefit Payments

The following benefit payments are expected to be paid:

(in thousands)
2016	$1,089
2017	1,157
2018	1,196
2019	1,267
2020	1,336
2021 to 2025	7,714

Pension Plan Assumptions

The following weighted-average assumptions were used as of each of the years ended December 31, as follows:

	2015	2014	2013
Weighted-average actuarial assumptions used to determine benefit obligations:
Discount rate	4.43%	4.08%	4.92%
Expected return on assets	6.35%	6.85%	7.00%
Weighted-average actuarial assumptions used to determine net periodic benefit cost:
Discount rate	4.08%	4.92%	4.09%
Expected return on assets	6.35%	6.85%	7.00%
Rate of compensation increase	N/A	N/A	N/A

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

The Company reassessed the mortality assumptions to measure the pension benefit plan obligation at year end 2014, adopting the most applicable mortality tables based on the tables released in 2014 by The Society of Actuaries’ Retirement Plan Experience Committee. As a result of this assumption change, net actuarial loss increased by $2.3 million in 2014. In addition, net actuarial loss was also increased by $2.8 million in 2014 as the impact of lowering the discount rate.

Other Employee Benefits

The Company also sponsors a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”) and covers substantially all of the Company’s employees. Employees may contribute annually up to 60% of their base compensation on a pre-tax basis (subject to Internal Revenue Service limitation). The company matching contribution is 50% of the first 6% of base compensation that an employee contributes. We made matching contributions to the plan of approximately $2.1,  $2.1 and $2.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company is self-insured for employee health care up to $250,000 per member per plan year and aggregate claims up to 125% of expected claims per plan year. Also, the Company purchases workers’ compensation and automobile liability coverage with related deductibles. The Company is liable for up to $250,000 per individual workers’ compensation claim and up to $250,000 per accident for automobile liability claims. Self-insurance and deductible costs are included in other accrued expenses in the consolidated balance sheets and are accrued based upon the aggregate of the liability for reported claims and an actuarially determined estimated liability for claims development and incurred but not reported.

15.Income Taxes

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Current - State	$522	$426	$764
Deferred	234	(13,491)	(930)
	$756	$(13,065)	$(166)

Reconciliations between the Company’s effective income tax rate and the U.S. statutory rate are as follow:

	Year Ended December 31,
	2015	2014	2013
Statutory U.S. Federal income tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of U.S. Federal income tax	(2.2)	(3.4)	(2.8)
Valuation allowance	16.8	21.5	38.1
Permanent items	5.1	0.5	1.2
Deferred item adjustments	18.0	—	(1.9)
Effective income tax rate	2.7%	(16.4)%	(0.4)%

The components of the Company’s overall deferred tax assets and liabilities at December 31 are as follows:

(in thousands)	2015	2014
Deferred tax assets
Accounts receivable	$588	$798
Accrued compensation and pension	6,797	8,045
Inventories	796	1,146
Other assets	2,014	1,315
Unrealized loss on pension	4,160	4,512
Net operating loss carryforwards	83,338	85,694
Deferred tax assets	97,693	101,510
Valuation allowance	(59,715)	(55,037)
Total deferred tax assets	37,978	46,473
Deferred tax liabilities
Accelerated depreciation and amortization	(90,191)	(97,958)
Prepaid assets	(746)	(1,240)
Total deferred tax liabilities	(90,937)	(99,198)
Net deferred tax liabilities	$(52,959)	$(52,725)

At December 31, 2015, the Company had available unused federal net operating loss carryforwards of approximately $214.9 million. The net operating loss carryforwards will expire at various dates from 2018 through 2036.

In assessing the need for a valuation allowance, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing the relative impact of all the available positive and negative evidence regarding our forecasted taxable income, the reversal of existing deferred tax liabilities, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies. Based on the expected reversal of the existing deferred tax assets and liabilities at December 31, 2015, we believe that a portion of the deferred tax assets will not be realized. As such, we have recorded a valuation allowance of $59.7 million primarily related to federal and state net operating losses that are not expected to be realized prior to their expiration. The valuation allowance increased in 2015 due to results of operations.

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

Our evaluation was performed for the tax years ended December 31, 2015, 2014 and 2013, which are the tax years that remain subject to examination by major tax jurisdictions as of December 31, 2015.

A reconciliation of the beginning and ending amount of unrecognized tax benefit for the years ended December 31, 2015, 2014 and 2013

(in thousands)
Unrecognized tax benefits balance at January 1, 2013	$3,798
Gross decreases for tax positions in 2013	(1,726)
Unrecognized tax benefits balance at December 31, 2013	2,072
Gross decreases for tax positions in 2014	—
Unrecognized tax benefits balance at December 31, 2014	2,072
Gross decreases for tax positions in 2015	—
Unrecognized tax benefits balance at December 31, 2015	$2,072

Included in the unrecognized tax benefits as of December 31, 2015 are $2.1 million of tax benefits that, if recognized, would decrease the effective tax rate. The decrease in 2013 was related to the expiration of applicable statute of limitations which was offset by an increase to the valuation allowance.

16.Consolidating Financial Statements

In accordance with the provisions of the 2012 Indenture, as a 100%-owned subsidiary of UHS, Surgical Services has jointly and severally guaranteed all the Company’s Obligations (as defined in the 2012 Indenture) on a full and unconditional basis. Consolidating financial information of UHS and the guarantors is presented on the following pages.

Universal Hospital Services, Inc.

Consolidating Balance Sheets

(in thousands, except share and per share information)

	December 31, 2015
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts	$62,288	$8,964	$—	$71,252
Due from affiliates	29,145	—	(29,145)	—
Inventories	4,533	3,973	—	8,506
Other current assets	5,670	164	—	5,834
Total current assets	101,636	13,101	(29,145)	85,592
Property and equipment:
Medical equipment	541,200	48,891	—	590,091
Property and office equipment	76,436	8,905	—	85,341
Accumulated depreciation	(425,574)	(37,244)	—	(462,818)
Total property and equipment, net	192,062	20,552	—	212,614
Other long-term assets:
Goodwill	283,141	53,454	—	336,595
Investment in subsidiary	54,383	—	(54,383)	—
Other intangibles, net	148,520	13,834	—	162,354
Other, primarily deferred financing costs, net	10,669	56	—	10,725
Total assets	$790,411	$100,997	$(83,528)	$807,880
Liabilities and (Deficit) Equity
Current liabilities:
Current portion of long-term debt	$3,801	$1,066	$—	$4,867
Book overdrafts	5,875	569	—	6,444
Due to affiliates	—	29,145	(29,145)	—
Accounts payable	25,260	5,813	—	31,073
Accrued compensation	21,266	2,334	—	23,600
Accrued interest	18,742	—	—	18,742
Dividend payable	24	—	—	24
Other accrued expenses	13,913	651	—	14,564
Total current liabilities	88,881	39,578	(29,145)	99,314
Long-term debt, less current portion	689,626	3,270	—	692,896
Pension and other long-term liabilities	11,850	19	—	11,869
Payable to Parent	—	—	—	—
Deferred income taxes, net	49,437	3,522	—	52,959
Commitments and contingencies
(Deficit) Equity
Common stock	—	—	—	—
Additional paid-in capital	241,848	60,004	(60,019)	241,833
Accumulated deficit	(277,430)	(5,636)	—	(283,066)
Accumulated loss in subsidiary	(5,636)	—	5,636	—
Accumulated other comprehensive loss	(8,165)	—	—	(8,165)
Total Universal Hospital Services, Inc. (deficit) equity	(49,383)	54,368	(54,383)	(49,398)
Noncontrolling interest	—	240	—	240
Total (deficit) equity	(49,383)	54,608	(54,383)	(49,158)
Total liabilities and (deficit) equity	$790,411	$100,997	$(83,528)	$807,880

Universal Hospital Services, Inc.

Consolidating Balance Sheets

(in thousands, except share and per share information)

	December 31, 2014
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts	$57,767	$8,489	$—	$66,256
Due from affiliates	28,701	—	(28,701)	—
Inventories	4,269	3,722	—	7,991
Other current assets	7,434	237	—	7,671
Total current assets	98,171	12,448	(28,701)	81,918
Property and equipment:
Medical equipment	551,098	40,002	—	591,100
Property and office equipment	77,234	7,220	—	84,454
Accumulated depreciation	(415,131)	(30,350)	—	(445,481)
Total property and equipment, net	213,201	16,872	—	230,073
Other long-term assets:
Goodwill	283,141	52,436	—	335,577
Investment in subsidiary	53,123	—	(53,123)	—
Other intangibles, net	157,174	15,731	—	172,905
Other, primarily deferred financing costs, net	12,020	146	—	12,166
Total assets	$816,830	$97,633	$(81,824)	$832,639
Liabilities and (Deficit) Equity
Current liabilities:
Current portion of long-term debt	$4,935	$705	$—	$5,640
Book overdrafts	3,526	2,418	—	5,944
Due to affiliates	—	28,701	(28,701)	—
Accounts payable	27,458	2,656	—	30,114
Accrued compensation	12,406	2,702	—	15,108
Accrued interest	18,823	—	—	18,823
Dividend payable	39	—	—	39
Other accrued expenses	11,027	81	—	11,108
Total current liabilities	78,214	37,263	(28,701)	86,776
Long-term debt, less current portion	702,471	2,075	—	704,546
Pension and other long-term liabilities	12,428	—	—	12,428
Payable to Parent	24,911	—	—	24,911
Deferred income taxes, net	47,761	4,964	—	52,725
Commitments and contingencies
(Deficit) Equity
Common stock	—	—	—	—
Additional paid-in capital	214,525	60,008	(60,019)	214,514
Accumulated deficit	(247,522)	(6,896)	—	(254,418)
Accumulated loss in subsidiary	(6,896)	—	6,896	—
Accumulated other comprehensive loss	(9,062)	—	—	(9,062)
Total Universal Hospital Services, Inc. (deficit) equity	(48,955)	53,112	(53,123)	(48,966)
Noncontrolling interest	—	219	—	219
Total (deficit) equity	(48,955)	53,331	(53,123)	(48,747)
Total liabilities and (deficit) equity	$816,830	$97,633	$(81,824)	$832,639

Universal Hospital Services, Inc.

Consolidating Statements of Operations

(in thousands)

	Year Ended December 31, 2015
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Revenue
Medical equipment solutions	$285,059	$—	$—	$285,059
Clinical engineering solutions	99,188	—	—	99,188
Surgical services	—	64,434	—	64,434
Total revenues	384,247	64,434	—	448,681
Cost of Revenue
Cost of medical equipment solutions	123,664	—	—	123,664
Cost of clinical engineering solutions	78,988	—	—	78,988
Cost of surgical services	—	34,459	—	34,459
Medical equipment depreciation	60,465	6,313	—	66,778
Total costs of revenues	263,117	40,772	—	303,889
Gross margin	121,130	23,662	—	144,792
Selling, general and administrative	104,193	18,261	—	122,454
Restructuring, acquisition and integration expenses	2,321	—	—	2,321
(Gain) on settlement	(5,718)	—	—	(5,718)
Operating income	20,334	5,401	—	25,735
Equity in earnings of subsidiary	(1,692)	—	1,692	—
Interest expense	51,086	2,109	—	53,195
(Loss) income before income taxes and noncontrolling interest	(29,060)	3,292	(1,692)	(27,460)
(Benefit) provision for income taxes	(844)	1,600	—	756
Consolidated net (loss) income	(28,216)	1,692	(1,692)	(28,216)
Net income attributable to noncontrolling interest	—	432	—	432
Net (loss) income attributable to Universal Hospital Services, Inc.	$(28,216)	$1,260	$(1,692)	$(28,648)

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

Universal Hospital Services, Inc.

Consolidating Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31, 2015
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Consolidated net loss	$(28,216)	$1,692	$(1,692)	$(28,216)
Other comprehensive income:
Gain on minimum pension liability, net of tax	897	—	—	897
Total other comprehensive income	897	—	—	897
Comprehensive loss	(27,319)	1,692	(1,692)	(27,319)
Comprehensive income attributable to noncontrolling interest	—	432	—	432
Comprehensive loss attributable to Universal Hospital Services, Inc.	$(27,319)	$1,260	$(1,692)	$(27,751)

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

Universal Hospital Services, Inc.

Consolidating Statements of Cash Flows

(in thousands)

	Year Ended December 31, 2015
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Cash flows from operating activities:
Consolidated net (loss) income	$(28,216)	$1,692	$(1,692)	$(28,216)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	68,957	7,631	—	76,588
Asset impairment charges	3,287	—	—	3,287
Amortization of intangibles, deferred financing costs and bond premium	9,638	3,372	—	13,010
Equity in earnings of subsidiary	(1,692)	—	1,692	—
Provision for doubtful accounts	(12)	81	—	69
Provision for inventory obsolescence	428	65	—	493
Non-cash share-based compensation expense	2,435	—	—	2,435
Gain on sales and disposals of equipment	(4,440)	(147)	—	(4,587)
Deferred income taxes	1,676	(1,442)	—	234
Changes in operating assets and liabilities:
Accounts receivable	(2,112)	(556)	—	(2,668)
Due from affiliates	(444)	—	444	—
Inventories	(692)	(316)	—	(1,008)
Other operating assets	892	163	—	1,055
Accounts payable	642	1,655	—	2,297
Other operating liabilities	9,587	(292)	—	9,295
Net cash provided by operating activities	59,934	11,906	444	72,284
Cash flows from investing activities:
Medical equipment purchases	(51,166)	(6,614)	—	(57,780)
Property and office equipment purchases	(4,753)	35	—	(4,718)
Proceeds from disposition of property and equipment	12,267	225	—	12,492
Acquisition	—	(2,600)	—	(2,600)
Net cash used in investing activities	(43,652)	(8,954)	—	(52,606)
Cash flows from financing activities:
Proceeds under senior secured credit facility	127,952	—	—	127,952
Payments under senior secured credit facility	(138,952)	—	—	(138,952)
Payments of principal under capital lease obligations	(6,211)	(1,132)	—	(7,343)
Payments of deferred financing costs	(1,382)	—	—	(1,382)
Distributions to noncontrolling interests	—	(460)	—	(460)
Contributions from new members to limited liability company	—	70	—	70
Dividend and equity distribution payments	(38)	—	—	(38)
Purchases of noncontrolling interests	—	(25)	—	(25)
Due to affiliates	—	444	(444)	—
Change in book overdrafts	2,349	(1,849)	—	500
Net cash used in financing activities	(16,282)	(2,952)	(444)	(19,678)
Net change in cash and cash equivalents	—	—	—	—
Cash and cash equivalents at the beginning of period	—	—	—	—
Cash and cash equivalents at the end of period	$—	$—	$—	$—

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

•

CES offers a broad range of inspection, preventative maintenance, repair, logistic and consulting services through the Company’s team of over 390 technicians and professionals located in its nationwide network of service centers.

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

	Year Ended December 31,
(in thousands)	2015	2014	2013
Medical Equipment Solutions
Net sales	$285,059	$285,497	$285,510
Medical equipment depreciation	60,465	67,719	67,615
Gross margin	100,930	87,661	89,031
Assets	596,295	624,444	700,706
Amortization	7,962	8,830	9,711
Clinical Engineering Solutions
Net sales	99,188	92,092	86,864
Gross margin	20,200	18,545	19,117
Assets	110,588	110,562	112,502
Amortization	692	692	692
Surgical Services
Net sales	64,434	59,075	56,066
Medical equipment depreciation	6,313	5,799	5,419
Gross margin	23,662	20,555	19,090
Assets	100,997	97,633	100,566
Amortization	3,372	3,304	3,357
Corporate and Unallocated
Amortization and depreciation	13,097	13,744	12,002
Capital Expenditures	62,498	63,886	60,124
Total Company Assets, Amortization and Depreciation and Capital Expenditures
Assets	807,880	832,639	913,774
Amortization and depreciation	91,901	100,088	98,796
Capital Expenditures	62,498	63,886	60,124
Total Gross Margin and Reconciliation to Loss Before Income Taxes and Noncontrolling Interest
Total gross margin	144,792	126,761	127,238
Selling, general and administrative	122,454	114,596	112,649
Restructuring, acquisition and integration expense	2,321	3,059	236
(Gain on settlement)	(5,718)	—	—
Intangible asset impairment charge	—	34,900	—
Loss on extinguishment of debt	—	—	1,853
Interest expense	53,195	53,285	55,015
Loss before income taxes and noncontrolling interest	$(27,460)	$(79,079)	$(42,515)

Gross margin represents net revenues less total direct costs.

The following table provides additional detail on the percentage of revenue for each group of similar products sold or services provided in the MES, CES and SS segments:

	2015	2014	2013
MES
Equipment usage solutions	60.6%	60.9%	60.5%
Equipment/disposable sales	2.9	4.5	6.1
	63.5	65.4	66.6
CES
Service solutions	22.1	21.1	20.3
SS
Equipment usage solutions	14.2	13.3	13.0
Equipment/disposable sales	0.2	0.2	0.1
	14.4	13.5	13.1
Total revenues	100.0%	100.0%	100.0%

19.Restructuring

We incurred restructuring expense of $2.3, $3.1 and $0.3 million during 2015,  2014 and 2013, respectively, the majority of which related to severances and other related expenses. In addition, we recorded $0, $0 and $0.4 million during 2015,  2014 and 2013, respectively, for cancellation of outstanding stock options for certain terminated employees which was recorded as reduction to Payable to Parent in the Consolidated Balance Sheets. The restructuring expense impact was recorded under the Restructuring, acquisition and integration expenses in the Consolidated Statements of Operations. As of December 31, 2014, we had $1.6 million of restructuring liability. For the year ended December 31, 2015,  $1.5 million in restructuring charges was paid. An additional provision of $2.3 million was recorded in 2015 for new severance arrangements and the remaining liability of $2.4  million as of December 31, 2015 is expected to be paid out by the end of the first quarter of 2017 and is included in the Other accrued expenses in the Consolidated Balance Sheets. As of December 31, 2013, we had $0.3 million of restructuring liability. For the year ended December 31, 2014, we incurred restructuring expense of $3.1 million and $1.8 million in restructuring charges was paid and the remaining $1.6 million was a liability as of December 31, 2014.

20.Concentration

One customer accounted for approximately 15%,  14% and 14% of total revenue in 2015,  2014 and 2013, respectively, within our MES and CES segments.

21.Subsequent Event

In connection with preparing the audited consolidated financial statements for the year ended December 31, 2015, we have evaluated subsequent events for potential recognition and disclosure through the date of this filing.