Form 10-Q
period 2016-03-31
UNIVERSAL HOSPITAL SERVICES INC
filed 2016-05-09
CIK 886171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2016

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 000-20086

UNIVERSAL HOSPITAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0760940
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Number of shares of common stock outstanding as of May 9, 2016:  1,000

Universal Hospital Services, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements — Unaudited

Universal Hospital Services, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share information)

(unaudited)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts of $1,500 at March 31, 2016 and December 31, 2015	$74,961	$71,252
Inventories	8,316	8,506
Other current assets	6,407	5,834
Total current assets	89,684	85,592
Property and equipment:
Medical equipment	590,368	590,091
Property and office equipment	86,514	85,341
Accumulated depreciation	(473,062)	(462,818)
Total property and equipment, net	203,820	212,614
Other long-term assets:
Goodwill	336,595	336,595
Other intangibles, net	159,426	162,354
Other	445	420
Total assets	$789,970	$797,575
Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$4,887	$4,867
Book overdrafts	5,378	6,444
Accounts payable	27,824	31,073
Accrued compensation	10,986	23,600
Accrued interest	6,425	18,742
Dividend payable	—	24
Other accrued expenses	14,405	14,564
Total current liabilities	69,905	99,314
Long-term debt, less current portion	708,250	682,591
Pension and other long-term liabilities	11,764	11,869
Deferred income taxes, net	53,019	52,959
Commitments and contingencies (Note 8)
Deficit
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Additional paid-in capital	242,597	241,833
Accumulated deficit	(287,766)	(283,066)
Accumulated other comprehensive loss	(7,979)	(8,165)
Total Universal Hospital Services, Inc. deficit	(53,148)	(49,398)
Noncontrolling interest	180	240
Total deficit	(52,968)	(49,158)
Total liabilities and deficit	$789,970	$797,575

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenue
Medical equipment solutions	$80,230	$74,084
Clinical engineering solutions	25,578	24,395
Surgical services	16,318	15,007
Total revenues	122,126	113,486
Cost of Revenue
Cost of medical equipment solutions	38,282	31,279
Cost of clinical engineering solutions	20,024	19,229
Cost of surgical services	8,766	8,179
Medical equipment depreciation	15,169	18,135
Total costs of revenues	82,241	76,822
Gross margin	39,885	36,664
Selling, general and administrative	31,298	30,152
Operating income	8,587	6,512
Interest expense	13,068	13,310
Loss before income taxes and noncontrolling interest	(4,481)	(6,798)
Provision for income taxes	159	168
Consolidated net loss	(4,640)	(6,966)
Net income attributable to noncontrolling interest	60	125
Net loss attributable to Universal Hospital Services, Inc.	$(4,700)	$(7,091)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Consolidated net loss	$(4,640)	$(6,966)
Other comprehensive income:
Gain on minimum pension liability, net of tax of $0	186	—
Total other comprehensive income	186	—
Comprehensive loss	(4,454)	(6,966)
Comprehensive income attributable to noncontrolling interest	60	125
Comprehensive loss attributable to Universal Hospital Services, Inc.	$(4,514)	$(7,091)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Consolidated net loss	$(4,640)	$(6,966)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	17,922	19,645
Asset impairment charges	—	1,703
Amortization of intangibles, deferred financing costs and bond premium	3,062	3,305
Provision for doubtful accounts	92	(27)
Provision for inventory obsolescence	144	123
Non-cash share-based compensation expense	757	318
Gain on sales and disposals of equipment	(1,255)	(249)
Deferred income taxes	60	54
Changes in operating assets and liabilities:
Accounts receivable	(3,801)	(2,938)
Inventories	46	(145)
Other operating assets	(598)	540
Accounts payable	(30)	2,807
Other operating liabilities	(24,509)	(6,365)
Net cash (used in) provided by operating activities	(12,750)	11,805
Cash flows from investing activities:
Medical equipment purchases	(14,209)	(20,120)
Property and office equipment purchases	(1,057)	(856)
Proceeds from disposition of property and equipment	5,328	2,200
Net cash used in investing activities	(9,938)	(18,776)
Cash flows from financing activities:
Proceeds under senior secured credit facility	60,200	44,200
Payments under senior secured credit facility	(34,200)	(33,200)
Payments of principal under capital lease obligations	(1,512)	(1,988)
Payments of deferred financing costs	(97)	—
Holdback payment related to acquisition	(500)	—
Distributions to noncontrolling interests	(120)	(117)
Dividend and equity distribution payments	(24)	(39)
Proceeds from exercise of parent company stock options	7	—
Change in book overdrafts	(1,066)	(1,885)
Net cash provided by financing activities	22,688	6,971
Net change in cash and cash equivalents	—	—
Cash and cash equivalents at the beginning of period	—	—
Cash and cash equivalents at the end of period	$—	$—
Supplemental cash flow information:
Interest paid	$25,229	$25,399
Income taxes paid	69	80
Non-cash activities:
Medical equipment purchases included in accounts payable (at end of period)	$8,373	$5,364
Capital lease additions	1,154	5,738

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.Basis of Presentation

The interim consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by Universal Hospital Services, Inc. (“we”, “our”, “us”, the “Company”, or “UHS”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2015 Annual Report on Form 10-K filed with the SEC.

The interim consolidated financial statements presented herein as of March 31, 2016, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  These adjustments are all of a normal, recurring nature.  The results of operations for any interim period are not necessarily indicative of results for the full year.

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

A description of our significant accounting policies is included in our 2015 Annual Report on Form 10-K. There have been no material changes to these policies for the quarter ended March 31, 2016.

Principles of Consolidation

The consolidated financial statements include the accounts of UHS and its 100%-owned subsidiary, UHS Surgical Services, Inc. (“Surgical Services”). In addition, in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), we have accounted for our equity investments in entities in which we are the primary beneficiary under the full consolidation method. All significant intercompany transactions and balances have been eliminated through consolidation. As the primary beneficiary, we consolidate the limited liability companies (“LLCs”) referred to in Note 10, Limited Liability Companies, as we effectively receive the majority of the benefits from such entities and we provide equipment lease guarantees for such entities.

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

In April 2015, the FASB issued ASU No. 2015-03 Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2015. We adopted ASU 2015-03 as of January 1, 2016 and retrospectively applied ASU 2015-03 to all periods presented. As a result, $10.3 million of deferred financing costs in other long-term assets were netted to long-term debt on the 2015 Consolidated Balance Sheets.

In February 2015, the FASB issued ASU No. 2015-02 Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 changes the evaluation of whether limited partnerships (and similar legal entities) are variable interest entity (VIEs) and eliminates the presumption that a general partner should consolidate a limited partnership that is a voting interest entity. The new guidance also alters the analysis for determining when fees paid to a decision maker or service provider represent a variable interest in a VIE and how interests of related parties affect the primary beneficiary determination. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2015. The adoption of this standard does not have a material impact on our consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-08 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). ASU 2016-08 amends the principal versus agent guidance in ASU 2014-09, Revenue from Contracts with Customers, and clarifies that the analysis must focus on whether the entity has control of the goods and services before they are transferred to the customer. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted but not before annual reporting periods beginning after December 15, 2016. We are evaluating the effect that ASU 2016-08 will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09 Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 was issued as part of the FASB’s simplification initiative and intends to improve the accounting for share-based payment transactions. The areas for simplification in this ASU involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2016. Early adoption is permitted in any interim or annual period provided that the entire ASU is adopted. If an entity early adopts the ASU in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We are evaluating the effect that ASU 2016-09 will have on our consolidated financial statements and related disclosures.

3.Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 are summarized in the following table by type of inputs applicable to the fair value measurements:

	Fair Value at March 31, 2016				Fair Value at December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Contingent Consideration	$—	$—	$—	$—	$—	$—	$502	$502

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

During 2012, we recorded a contingent consideration liability, in the form of an earn-out payment, related to our acquisitions. During 2015, we recorded a holdback liability related to our acquisition. The contingent consideration and holdback payments are based on achieving certain revenue results. The fair value of the liability was estimated using a discounted cash flow approach with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement.  The significant inputs in the Level 3 measurement not supported by market activity included our assessments of expected future cash flows during the earn-out period, related to the assets acquired, appropriately discounted considering the uncertainties associated with the obligation, and calculated based on estimated revenues in accordance with the terms of the agreements. During the three months ended March 31, 2016 and 2015, we paid $0.5 and $0.01 million, respectively, in earn-out and holdback.

The assumptions used in preparing the discounted cash flow analysis included estimates of interest rates and the timing and amount of incremental cash flows.

A reconciliation of the beginning and ending balance for the Level 3 measurement are as follows:

(in thousands)
Balance at December 31, 2015	$502
Payments	(502)
Balance at March 31, 2016	$—

Fair Value of Other Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts receivable, accounts payable, accrued liabilities and senior secured credit facility, approximates fair value due to their short maturities. The fair value of our outstanding Original Notes and Add-on Notes (each as defined in Note 7, Long-Term Debt) as of March 31, 2016 and December 31, 2015, based on the quoted market price for the same or similar issues of debt, which represents a Level 2 fair value measurement, is approximately:

	March 31, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value
Original notes - 7.625% (1)	$419,586	$391,000	$419,274	$401,094
Add-on notes - 7.625% (2)	226,718	202,400	227,029	207,625

(1)	The carrying value of the Original notes - 7.625% is net of unamortized deferred financing costs of $5.4 and $5.7 million as of March 31, 2016 and December 31, 2015, respectively.
(2)

The carrying value of the Add-on notes - 7.625% is net of unamortized deferred financing costs of $2.3 and $2.4 million as of March 31, 2016 and December 31, 2015, respectively, and includes unamortized bond premium of $9.0 and $9.4 million as of March 31, 2016 and December 31, 2015, respectively.

4.Goodwill and Other Intangible Assets

Our goodwill as of March 31, 2016 and December 31, 2015, by reporting segment, consists of the following:

	Medical	Clinical
	Equipment	Engineering	Surgical
(in thousands)	Solutions	Solutions	Services	Total
Balance at December 31, 2015	$227,486	$55,655	$53,454	$336,595
Acquisition	—	—	—	—
Balance at March 31, 2016	$227,486	$55,655	$53,454	$336,595

Our other intangible assets as of March 31, 2016 and December 31, 2015 consist of the following:

	March 31, 2016				December 31, 2015
		Accumulated				Accumulated
(in thousands)	Cost	Amortization	Impairment	Net	Cost	Amortization	Impairment	Net
Finite-life intangibles
Customer relationship	$117,039	$(91,827)	$—	$25,212	$117,039	$(89,663)	$—	$27,376
Supply agreement	26,000	(23,095)	—	2,905	26,000	(22,369)	—	3,631
Technology databases	7,217	(7,217)	—	—	7,217	(7,217)	—	—
Non-compete agreements	948	(739)	—	209	948	(701)	—	247
Favorable lease agreements	134	(134)	—	—	134	(134)	—	—
Total finite-life intangibles	151,338	(123,012)	—	28,326	151,338	(120,084)	—	31,254
Indefinite-life intangibles
Trade names	166,000	—	(34,900)	131,100	166,000	—	(34,900)	131,100
Total intangible assets	$317,338	$(123,012)	$(34,900)	$159,426	$317,338	$(120,084)	$(34,900)	$162,354

Total amortization expense related to intangible assets were $2.9 and $3.1 million for the three months ended March 31, 2016 and 2015, respectively.

The estimated future amortization expense for identifiable intangible assets during the remainder of 2016 and the next five years is as follows:

(in thousands)
Remainder of 2016	$8,044
2017	7,679
2018	6,095
2019	3,529
2020	1,537
2021	877

5.Deficit

The following tables represent changes in deficit that are attributable to our shareholders and noncontrolling interests for the three month periods ended March 31, 2016 and 2015.

			Accumulated
	Additional		Other
	Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
(in thousands)	Capital	Deficit	Loss	Interests	Deficit
Balance at December 31, 2015	$241,833	$(283,066)	$(8,165)	$240	$(49,158)
Net (loss) income	—	(4,700)	—	60	(4,640)
Other comprehensive income	—	—	186	—	186
Share-based compensation	757	—	—	—	757
Stock option exercised	7	—	—	—	7
Cash distributions to noncontrolling interests	—	—	—	(120)	(120)
Balance at March 31, 2016	$242,597	$(287,766)	$(7,979)	$180	$(52,968)

			Accumulated
	Additional		Other
	Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
(in thousands)	Capital	Deficit	Loss	Interests	Deficit
Balance at December 31, 2014	$214,514	$(254,418)	$(9,062)	$219	$(48,747)
Net (loss) income	—	(7,091)	—	125	(6,966)
Cash distributions to noncontrolling interests	—	—	—	(117)	(117)
Balance at March 31, 2015	$214,514	$(261,509)	$(9,062)	$227	$(55,830)

6.Share-Based Compensation

During the three months ended March 31, 2016, activity under the 2007 Stock Option Plan (the “2007 Stock Option Plan”), of UHS Holdco, Inc., our parent company (“Parent”), was as follows:

				Weighted
				average
		Weighted	Aggregate	remaining
	Number of	average	intrinsic	contractual
(in thousands, except exercise price and years)	options	exercise price	value	term (years)
Outstanding at December 31, 2015	33,889	$0.71	$10,506	8.9
Granted	5,378	1.02
Exercised	(10)	0.71	$3
Forfeited or expired	(2,576)	0.71
Outstanding at March 31, 2016	36,681	$0.76	$9,704	8.6
Exercisable at March 31, 2016	9,627	$0.71	$2,984	8.6
Remaining authorized options available for issue	6,995

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

We determine the fair value of stock options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as an expense on a straight-line basis over the options’ expected vesting periods. The following assumptions were used in determining the fair value of stock options granted during the three months ended March 31, 2016 and 2015 under the Black-Scholes model.

	Three Months Ended
	March 31,
	2016	2015
Risk-free interest rate	1.50%	1.00%
Expected volatility	31.0%	32.4%
Dividend yield	N/A	N/A
Expected option life (years)	6.00	3.10
Black-Scholes Value of options	$0.33	$0.17

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

At March 31, 2016, unearned non-cash share-based compensation that we expect to recognize as expense over a weighted average period of 2.4 years totals approximately $6.4 million, net of our estimated forfeiture rate of 2.0%. The expense could be accelerated upon the sale of Parent or the Company.

In April 2015, Parent granted the Company’s Chief Executive Officer 7.0 million restricted stock units which vest over four years. Total compensation expense related to this grant was $0.3 million and $0 million for the three months ended March 31, 2016 and 2015, respectively.

Although Parent grants stock options and restricted stock units, the Company recognizes compensation cost, primarily in Selling, General and Administrative expense, related to these options and units since the services are performed for its benefit.

7.Long-Term Debt

Long-term debt consists of the following:

	March 31,	December 31,
(in thousands)	2016	2015
Original notes - 7.625% (1)	$419,586	$419,274
Add-on notes - 7.625% (2)	226,718	227,029
Senior secured credit facility (3)	51,847	25,811
Capital lease obligations	14,986	15,344
	713,137	687,458
Less: Current portion of long-term debt	(4,887)	(4,867)
Total long-term debt	$708,250	$682,591

(1)	The carrying value of the Original notes - 7.625% is net of unamortized deferred financing costs of $5.4 and $5.7 million as of March 31, 2016 and December 31, 2015, respectively.
(2)

The carrying value of the Add-on notes - 7.625% is net of unamortized deferred financing costs of $2.3 and $2.4 million as of March 31, 2016 and December 31, 2015, respectively, and includes unamortized bond premium of $9.0 and $9.4 million as of March 31, 2016 and December 31, 2015, respectively.

(3)	The carrying value of the Senior secured credit facility is net of unamortized deferred financing costs of $2.2 and $2.2 million as of March 31, 2016 and December 31, 2015, respectively.

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

Senior Secured Credit Facility.  On November 24, 2015, we entered into a Third Amended and Restated Credit Agreement with Bank of America, N.A., as agent for the lenders, and the lenders party thereto (the “Third Amended Credit Agreement”), which amended our then-existing senior secured credit facility originally dated as of May 31, 2007 and amended and restated as of May 6, 2010 and as of July 31, 2012.  We refer to the third amended and restated senior secured credit facility as the “senior secured credit facility.” The senior secured credit facility is a first lien senior secured asset based revolving credit facility that is available for working capital and general corporate purposes, including permitted investments, capital expenditures and debt repayments, on a fully revolving basis, subject to the terms and conditions set forth in the credit documents in the form of revolving loans, swing line loans and letters of credit. The Third Amended Credit Agreement extended the maturity date of the revolving loans to the earliest of (i) November 24, 2020 and (ii) 90 days prior to the maturity of the 2012 Notes, and reduced (i) the interest rate applicable to borrowings under the Third Amended Credit Agreement to a per annum rate, determined based on our usage of the credit facility as provided in the Third Amended Credit Agreement, ranging from 1.50% to 2.00% above the adjusted LIBOR rate used by the agent or, at our option, 0.50% to 1.00% above the Base Rate as defined in the Third Amended Credit Agreement and (ii) the unused line fee rate to 0.25%.  Our obligations under the Third Amended Credit Agreement are secured by a first priority security interest in substantially all of the assets of the Company, Parent and Surgical Services, excluding a pledge of the Company’s and its subsidiaries’ stock, any joint ventures and certain other exceptions. Our obligations under the Third Amended Credit Agreement are unconditionally guaranteed by Parent and Surgical Services.

Our senior secured credit facility provides the aggregate amount we may borrow under revolving loans up to $235.0 million, subject to our borrowing base.

As of March 31, 2016, we had $109.0 million of availability under the senior secured credit facility based on a borrowing base of $166.9 million less borrowings of $54.0 million and after giving effect to $3.9 million used for letters of credit.

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

At March 31, 2016, we had $54.0 million of borrowings outstanding of which $19.0 million was accruing interest at a rate of 2.4381%, $25.0 million was accruing interest at a rate of 2.4413%, $6.0 million was accruing interest at a rate of 2.4329% and $4.0 million was accruing interest at a rate of 4.5%.

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

8.Commitments and Contingencies

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

9.Related Party Transactions

Management Agreement

On May 31, 2007, we and an affiliate of Irving Place Capital (together with its affiliates, “IPC”) entered into a professional services agreement pursuant to which IPC provides general advisory and management services to us with respect to financial and operating matters.  IPC is a principal owner of Parent, and the following members of our board of directors are associated with IPC:  Robert Juneja and Bret Bowerman. The professional services agreement requires us to pay an annual fee for ongoing advisory and management services equal to the greater of $0.5 million or 0.75% of our Adjusted EBITDA (as defined in the professional services agreement) for the immediately preceding fiscal year, payable in quarterly installments. The professional services agreement provides that IPC will be reimbursed for its reasonable out-of-pocket expenses in connection with certain activities undertaken pursuant to the professional services agreement and will be indemnified for liabilities incurred in connection with its role under the professional services agreement, other than for liabilities resulting from its gross negligence or willful misconduct. The term of the professional services agreement commenced on May 31, 2007 and will remain in effect unless and until either party notifies the other of its desire to terminate, we are sold to a third-party purchaser or we consummate a qualified initial public offering, as defined in the professional services agreement. Total professional services fees incurred to IPC were $0.2 and $0.2 million for the three month periods ended March 31, 2016 and 2015, respectively.

We entered into engagement letters with CTPartners, LLC (“CTPartners”) to conduct searches for certain executive positions.  One member of our board of directors is also a director of CTPartners. Total fees incurred to CTPartners was $0 and $0.02 million for the three month periods ended March 31, 2016 and 2015, respectively.

10.Limited Liability Companies

We participate with others in the formation of LLCs in which Surgical Services becomes a partner and shares the financial interest with the other investors. Surgical Services is the primary beneficiary of these LLCs. These LLCs acquire certain medical equipment for use in their respective business activities, which generally focus on surgical procedures. The LLCs will acquire medical equipment for rental purposes under equipment financing leases. At March 31, 2016, the LLCs had approximately $ 0.9 million of total assets. The third party investors in each respective LLC generally provide the lease financing company with individual proportionate lease guarantees based on their respective ownership percentages in the LLCs. In addition, Surgical Services will provide such financing companies with its corporate guarantee based on its respective ownership interest in each LLC. In certain instances, Surgical Services has provided such financing companies with an overall corporate guarantee in connection with equipment financing transactions. In such instances, the individual investors in each respective LLC will generally indemnify us against losses, if any, incurred in connection with its corporate guarantee. Additionally, we provide operational and administrative support to the LLCs in which it is a partner. As of March 31, 2016, we held interests in seven active LLCs.

In accordance with guidance issued by the FASB, we account for equity investments in LLCs (in which we are the primary beneficiary) under the full consolidation method whereby transactions between Surgical Services and the LLCs have been eliminated through consolidation.

11.Segment Information

Our reporting segments consist of Medical Equipment Solutions (“MES”), Clinical Engineering Solutions (“CES”) and Surgical Services (“SS”). Certain operating information for our segments as well as a reconciliation of total Company gross margin to loss before income taxes and noncontrolling interest was as follows:

Medical Equipment Solutions

(in thousands)

	Three Months Ended
	March 31,
	2016	2015
Revenues	$80,230	$74,084
Cost of revenue	38,282	31,279
Medical equipment depreciation	13,752	16,660
Gross margin	$28,196	$26,145

Clinical Engineering Solutions

(in thousands)

	Three Months Ended
	March 31,
	2016	2015
Revenues	$25,578	$24,395
Cost of revenue	20,024	19,229
Gross margin	$5,554	$5,166

Surgical Services

(in thousands)

	Three Months Ended
	March 31,
	2016	2015
Revenues	$16,318	$15,007
Cost of revenue	8,766	8,179
Medical equipment depreciation	1,417	1,475
Gross margin	$6,135	$5,353

Total Gross Margin and Reconciliation to Loss Before Income Taxes and Noncontrolling Interest

(in thousands)

	Three Months Ended
	March 31,
	2016	2015
Total gross margin	$39,885	$36,664
Selling, general and administrative	31,298	30,152
Interest expense	13,068	13,310
Loss before income taxes and noncontrolling interest	$(4,481)	$(6,798)

Total Assets by Reporting Segment

(in thousands)

	March 31,	December 31,
	2016	2015
Medical Equipment Solutions	$579,919	$585,990
Clinical Engineering Solutions	110,240	110,588
Surgical Services	99,811	100,997
Total Company Assets	$789,970	$797,575

The following table provides additional detail on percentage of revenue for each group of similar products sold or services provided in the MES, CES and SS segments:

	Three Months Ended
	March 31,
	2016	2015
MES
Equipment usage solutions	59.7%	62.3%
Equipment/disposable sales	6.0	3.0
	65.7	65.3
CES
Service solutions	20.9	21.5
SS
Equipment usage solutions	13.3	13.1
Equipment/disposable sales	0.1	0.1
	13.4	13.2
Total revenues	100.0%	100.0%

12.Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We evaluate the recoverability of our deferred tax assets by scheduling the expected reversals of deferred tax assets and liabilities in order to determine whether net operating loss carry forwards are recoverable prior to expiration and have established a valuation allowance in accordance with ASC Topic 740, “Income Taxes”. The tax expense for the three months ended March 31, 2016 and 2015 primarily relates to state minimum fees. The expected tax benefit from operating loss during the three months ended March 31, 2016 was offset by the recording of additional valuation allowance. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

At March 31, 2016, the Company had available unused federal net operating loss carryforwards of approximately $213.9 million. The net operating loss carryforwards will expire at various dates from 2018 through 2036.

13.Consolidating Financial Statements

In accordance with the provisions of the 2012 Indenture, as a 100%-owned subsidiary of UHS, Surgical Services has jointly and severally guaranteed all the Company’s Obligations (as defined in the 2012 Indenture) on a full and unconditional basis. Consolidating financial information of UHS and the guarantor is presented on the following pages.

Universal Hospital Services, Inc.

Consolidating Balance Sheets

(in thousands, except share and per share  information)

(unaudited)

	March 31, 2016
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts	$66,304	$8,657	$—	$74,961
Due from affiliates	31,430	—	(31,430)	—
Inventories	4,850	3,466	—	8,316
Other current assets	6,181	226	—	6,407
Total current assets	108,765	12,349	(31,430)	89,684
Property and equipment:
Medical equipment	540,034	50,334	—	590,368
Property and office equipment	77,294	9,220	—	86,514
Accumulated depreciation	(434,378)	(38,684)	—	(473,062)
Total property and equipment, net	182,950	20,870	—	203,820
Other long-term assets:
Goodwill	283,141	53,454	—	336,595
Investment in subsidiary	54,690	—	(54,690)	—
Other intangibles, net	146,445	12,981	—	159,426
Other	288	157	—	445
Total assets	$776,279	$99,811	$(86,120)	$789,970
Liabilities and (Deficit) Equity
Current liabilities:
Current portion of long-term debt	$3,767	$1,120	$—	$4,887
Book overdrafts	5,023	355	—	5,378
Due to affiliates	—	31,430	(31,430)	—
Accounts payable	23,733	4,091	—	27,824
Accrued compensation	9,626	1,360	—	10,986
Accrued interest	6,425	—	—	6,425
Other accrued expenses	14,317	88	—	14,405
Total current liabilities	62,891	38,444	(31,430)	69,905
Long-term debt, less current portion	704,926	3,324	—	708,250
Pension and other long-term liabilities	11,750	14	—	11,764
Deferred income taxes, net	49,845	3,174	—	53,019
Commitments and contingencies
(Deficit) Equity
Common stock	—	—	—	—
Additional paid-in capital	242,612	60,004	(60,019)	242,597
Accumulated deficit	(282,437)	(5,329)	—	(287,766)
Accumulated loss in subsidiary	(5,329)	—	5,329	—
Accumulated other comprehensive loss	(7,979)	—	—	(7,979)
Total Universal Hospital Services, Inc. (deficit) equity	(53,133)	54,675	(54,690)	(53,148)
Noncontrolling interest	—	180	—	180
Total (deficit) equity	(53,133)	54,855	(54,690)	(52,968)
Total liabilities and (deficit) equity	$776,279	$99,811	$(86,120)	$789,970

Universal Hospital Services, Inc.

Consolidating Balance Sheets

(in thousands, except share and per share  information)

(unaudited)

	December 31, 2015
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts	$62,288	$8,964	$—	$71,252
Due from affiliates	29,145	—	(29,145)	—
Inventories	4,533	3,973	—	8,506
Other current assets	5,670	164	—	5,834
Total current assets	101,636	13,101	(29,145)	85,592
Property and equipment:
Medical equipment	541,200	48,891	—	590,091
Property and office equipment	76,436	8,905	—	85,341
Accumulated depreciation	(425,574)	(37,244)	—	(462,818)
Total property and equipment, net	192,062	20,552	—	212,614
Other long-term assets:
Goodwill	283,141	53,454	—	336,595
Investment in subsidiary	54,383	—	(54,383)	—
Other intangibles, net	148,520	13,834	—	162,354
Other	364	56	—	420
Total assets	$780,106	$100,997	$(83,528)	$797,575
Liabilities and (Deficit) Equity
Current liabilities:
Current portion of long-term debt	$3,801	$1,066	$—	$4,867
Book overdrafts	5,875	569	—	6,444
Due to affiliates	—	29,145	(29,145)	—
Accounts payable	25,260	5,813	—	31,073
Accrued compensation	21,266	2,334	—	23,600
Accrued interest	18,742	—	—	18,742
Dividend payable	24	—	—	24
Other accrued expenses	13,913	651	—	14,564
Total current liabilities	88,881	39,578	(29,145)	99,314
Long-term debt, less current portion	679,321	3,270	—	682,591
Pension and other long-term liabilities	11,850	19	—	11,869
Deferred income taxes, net	49,437	3,522	—	52,959
Commitments and contingencies
(Deficit) Equity
Common stock	—	—	—	—
Additional paid-in capital	241,848	60,004	(60,019)	241,833
Accumulated deficit	(277,430)	(5,636)	—	(283,066)
Accumulated loss in subsidiary	(5,636)	—	5,636	—
Accumulated other comprehensive loss	(8,165)	—	—	(8,165)
Total Universal Hospital Services, Inc. (deficit) equity	(49,383)	54,368	(54,383)	(49,398)
Noncontrolling interest	—	240	—	240
Total (deficit) equity	(49,383)	54,608	(54,383)	(49,158)
Total liabilities and (deficit) equity	$780,106	$100,997	$(83,528)	$797,575

Universal Hospital Services, Inc.

Consolidating Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended March 31, 2016
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Revenue
Medical equipment solutions	$80,230	$—	$—	$80,230
Clinical engineering solutions	25,578	—	—	25,578
Surgical services	—	16,318	—	16,318
Total revenues	105,808	16,318	—	122,126
Cost of Revenue
Cost of medical equipment solutions	38,282	—	—	38,282
Cost of clinical engineering solutions	20,024	—	—	20,024
Cost of surgical services	—	8,766	—	8,766
Medical equipment depreciation	13,752	1,417	—	15,169
Total costs of revenues	72,058	10,183	—	82,241
Gross margin	33,750	6,135	—	39,885
Selling, general and administrative	26,336	4,962	—	31,298
Operating income	7,414	1,173	—	8,587
Equity in earnings of subsidiary	(367)	—	367	—
Interest expense	12,525	543	—	13,068
(Loss) income before income taxes and noncontrolling interest	(4,744)	630	(367)	(4,481)
(Benefit) provision for income taxes	(104)	263	—	159
Consolidated net (loss) income	(4,640)	367	(367)	(4,640)
Net income attributable to noncontrolling interest	—	60	—	60
Net (loss) income attributable to Universal Hospital Services, Inc.	$(4,640)	$307	$(367)	$(4,700)

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

Universal Hospital Services, Inc.

Consolidating Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended March 31, 2016
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Consolidated net (loss) income	$(4,640)	$367	$(367)	$(4,640)
Other comprehensive income:
Gain on minimum pension liability, net of tax	186	—	—	186
Total other comprehensive income	186	—	—	186
Comprehensive (loss) income	(4,454)	367	(367)	(4,454)
Comprehensive income attributable to noncontrolling interest	—	60	—	60
Comprehensive (loss) income attributable to Universal Hospital Services, Inc.	$(4,454)	$307	$(367)	$(4,514)

	Three Months Ended March 31, 2015
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Consolidated net (loss) income	$(6,966)	$186	$(186)	$(6,966)
Total other comprehensive income	—	—	—	—
Comprehensive (loss) income	(6,966)	186	(186)	(6,966)
Comprehensive income attributable to noncontrolling interest	—	125	—	125
Comprehensive (loss) income attributable to Universal Hospital Services, Inc.	$(6,966)	$61	$(186)	$(7,091)

Universal Hospital Services, Inc.

Consolidating Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31, 2016
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Cash flows from operating activities:
Consolidated net (loss) income	$(4,640)	$367	$(367)	$(4,640)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	16,160	1,762	—	17,922
Amortization of intangibles, deferred financing costs and bond premium	2,209	853	—	3,062
Equity in earnings of subsidiary	(367)	—	367	—
Provision for doubtful accounts	56	36	—	92
Provision for inventory obsolescence	111	33	—	144
Non-cash share-based compensation expense	757	—	—	757
Gain on sales and disposals of equipment	(1,286)	31	—	(1,255)
Deferred income taxes	408	(348)	—	60
Changes in operating assets and liabilities:
Accounts receivable	(4,072)	271	—	(3,801)
Due from affiliates	(2,285)	—	2,285	—
Inventories	(428)	474	—	46
Other operating assets	(435)	(163)	—	(598)
Accounts payable	303	(333)	—	(30)
Other operating liabilities	(23,467)	(1,042)	—	(24,509)
Net cash (used in) provided by operating activities	(16,976)	1,941	2,285	(12,750)
Cash flows from investing activities:
Medical equipment purchases	(11,124)	(3,085)	—	(14,209)
Property and office equipment purchases	(1,047)	(10)	—	(1,057)
Proceeds from disposition of property and equipment	5,324	4	—	5,328
Net cash used in investing activities	(6,847)	(3,091)	—	(9,938)
Cash flows from financing activities:
Proceeds under senior secured credit facility	60,200	—	—	60,200
Payments under senior secured credit facility	(34,200)	—	—	(34,200)
Payments of principal under capital lease obligations	(1,211)	(301)	—	(1,512)
Payments of deferred financing costs	(97)	—	—	(97)
Holdback payment related to acquisition	—	(500)	—	(500)
Distributions to noncontrolling interests	—	(120)	—	(120)
Dividend and equity distribution payments	(24)	—	—	(24)
Proceeds from exercise of parent company stock options	7	—	—	7
Due to affiliates	—	2,285	(2,285)	—
Change in book overdrafts	(852)	(214)	—	(1,066)
Net cash provided by financing activities	23,823	1,150	(2,285)	22,688
Net change in cash and cash equivalents	—	—	—	—
Cash and cash equivalents at the beginning of period	—	—	—	—
Cash and cash equivalents at the end of period	$—	$—	$—	$—

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

14.Restructuring

We incurred no restructuring expense during the three months ended March 31, 2016 and 2015. As of December 31, 2015, we had $2.4 million of restructuring liability. For the three months ended March 31, 2016, $0.4 million in restructuring charges was paid. No additional restructuring was recorded in the first quarter of 2016 for new severance arrangements and the remaining liability of $2.0 million as of March 31, 2016 is expected to be paid out by the end of the first quarter of 2017 and is included in “other accrued expenses” in the Consolidated Balance Sheets. As of December 31, 2014, we had $1.6 million of restructuring liability. For the three months ended March 31, 2015, we incurred no restructuring expense and $0.4 million in restructuring charges was paid and the remaining $1.2 was a liability as of March 31, 2015.

15.Concentration

One customer accounted for approximately 17% and 14% of total revenue for the three months ended March 31, 2016 and 2015, respectively.

16.Subsequent Event

In connection with the Restricted Stock Unit Award Agreement, dated as of April 13, 2015, between Thomas Leonard and the Company, we entered into a promissory note agreement with Mr. Leonard dated April 13, 2016 for a total amount of $1.0 million. This note receivable bears annual interest at 1.45%. The principal and accrued interest of this note is due on the earliest of (i) the seventh anniversary of the date of this loan, (ii) any event with respect to borrower, which, in any such case of the loan were to remain outstanding on and after such date, would result in violation of Section 402 of the Sarbanes-Oxley Act of 2002, (iii) and certain events of default or (iv) a change in control.

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

We commenced operations in 1939, originally incorporated in Minnesota in 1954 and reincorporated in Delaware in 2001. All of our outstanding capital stock is owned by UHS Holdco, Inc. (“Parent”), which acquired the Company in a recapitalization in May 2007.  Parent is controlled by affiliates of IPC.

UHS delivers health care solutions through three segments: Medical Equipment Solutions (“MES”), Clinical Engineering Solutions (“CES”) and Surgical Services (“SS”). As of March 31, 2016, we owned or managed over 700,000 units of medical equipment consisting of approximately 400,000 owned or managed units in our MES segment, over 300,000 units of customer-owned equipment we managed in our CES segment and over 7,000 units of owned or managed mobile surgical equipment in our SS segment. Our diverse customer base includes more than 7,000 national, regional and local acute care hospitals and alternate site providers (such as long-term acute care hospitals, skilled nursing facilities, surgery centers, specialty hospitals, nursing homes and home care providers). We also have relationships with more than 200 medical device manufacturers, many of the nation’s largest group purchasing organizations (“GPOs”) and many health system integrated delivery networks (“IDNs”).  All of our solutions leverage our nationwide network of 83 district service centers, five CES Centers of Excellence and an additional five stand-alone SS service centers, together with our more than 75 years of experience managing and servicing all aspects of medical equipment.  Our fees are paid directly by our customers rather than by direct reimbursement from third-party payors, such as private insurers, Medicare or Medicaid.

We report our financial results in three segments. Our reporting segments consist of MES, CES and SS. We evaluate the performance of our reportable segments based on gross margin. The accounting policies of the individual reportable segments are the same as those of the entire company.

Medical Equipment Solutions

Our MES segment accounted for $80.2 and $74.1 million, or approximately 65.7% and 65.3% of our revenues, for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, the MES segment owned or managed approximately 400,000 units of medical equipment ranging across many clinical categories, manufacturers and models.  These solutions are provided primarily to hospitals and other acute care providers for use through their facilities, including the emergency room, operating room, critical care, intensive care, rehabilitation and general patient care areas.

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

Clinical Engineering Solutions

Our CES segment accounted for $25.6 and $24.4 million, or approximately 20.9% and 21.5% of our revenues, for the three months ended March 31, 2016 and 2015, respectively. We offer a broad range of inspection, preventive maintenance, repair, logistic and consulting services through our team of over 400 technicians and professionals located throughout the United States in our nationwide network of service centers.  We managed over 300,000 units of customer owned equipment as of March 31, 2016.  In addition, as of March 31, 2016, we serviced approximately 400,000 units that we own or directly manage in our MES segment.

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

Surgical Services

Our SS segment accounted for $16.3 and $15.0 million, or approximately 13.4% and 13.2% of our revenues, for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we owned or managed over 7,000 units of mobile surgical equipment in our SS segment, primarily used in the practice of general surgery, orthopedic surgery, otolaryngology, urology, obstetrics, gynecology, podiatry, dermatology and plastic/cosmetics.

SS provides high end, state-of-the-art surgical equipment and associated products along with trained and certified Surgical Equipment Technologists (“technologists”) to assist in the procedural operation of the equipment. We provide these services to over 1,000 acute care hospitals and surgery centers through our nationwide network of 83 district service centers and an additional five stand-alone SS service centers. Our technologists work in the operating room (“O.R.”) and support physicians and O.R. personnel. The services are offered on a per-procedure basis. Our technologists deliver, set up, and create a safe environment for hospital and clinical personnel operating the equipment and provide all necessary disposable materials needed. Our technologists work closely with our customers to confirm that all certifications and credentials meet requirements to provide on-site services. Our technologists also assist customers in the operation of facility-owned assets and supplement the training and staffing of their personnel.  As of March 31, 2016, SS provided solutions in 41 states.

We have two primary solutions in our SS segment:

•	On-Demand and Scheduled Usage Solutions; and
•	360 On-site Managed Solutions.

RESULTS OF OPERATIONS

The following discussion addresses:

•	our financial condition as of March 31, 2016 and
•	the results of operations for the three-month periods ended March 31, 2016 and 2015.

This discussion should be read in conjunction with the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in our 2015 Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

The following table provides information on the percentages of certain items of selected financial data compared to total revenues for the three-month periods ended March 31, 2016 and 2015.  The table below also indicates the percentage increase or decrease over the prior comparable period.

	Percent to Total Revenues		Percent
	Three Months Ended March 31,		Increase
	2016	2015	(Decrease)
Revenue
Medical equipment solutions	65.7%	65.3%	8.3%
Clinical engineering solutions	20.9	21.5	4.8
Surgical services	13.4	13.2	8.7
Total revenues	100.0%	100.0%	7.6
Cost of Revenue
Cost of medical equipment solutions	31.3	27.6	22.4
Cost of clinical engineering solutions	16.4	16.9	4.1
Cost of surgical services	7.2	7.2	7.2
Medical equipment depreciation	12.4	16.0	(16.4)
Total costs of revenues	67.3	67.7	7.1
Gross margin	32.7	32.3	8.8
Selling, general and administrative	25.6	26.6	3.8
Operating income	7.1	5.7	31.9
Interest expense	10.7	11.7	(1.8)
Loss before income taxes and noncontrolling interest	(3.6)	(6.0)	(34.1)
Provision for income taxes	0.1	0.1	*
Consolidated net loss	(3.7)%	(6.1)%	(33.4)

*Not meaningful

Consolidated Results of Operations for the three months ended March 31, 2016 compared to the three months ended March 31, 2015

Total Revenue

Total revenue for the three months ended March 31, 2016 was $122.1 million, compared to $113.5 million for the three months ended March 31, 2015, an increase of $8.6 million or 7.6%.  The net increase was primarily due to additional revenue within our MES segment related to growth in our 360 On-site Managed Solutions (“360 solutions”) of $3.2 million, growth in our sales and remarketing of $3.9 million, growth in our CES segment of $1.2 million related to growth in our 360 solutions and growth in our SS segment of $1.3 million. These increases were partially offset due to customer losses in the MES segment.

Cost of Revenue

Total cost of revenue for the three months ended March 31, 2016 was $82.2 million compared to $76.8 million for the three months ended March 31, 2015, an increase of $5.4 million or 7.1%. The net increase was primarily in our MES segment due to the increases in cost of equipment sales of $3.9 million, 360 solutions cost of $1.8 million and other rental costs of $1.4 million. The increases were partially offset by the decrease in the medical equipment depreciation of $2.9 million due to reduced depreciation resulting from disposals of certain medical equipment.

Gross Margin

Total gross margin for the three months ended March 31, 2016 was $39.9 million, or 32.7% of total revenues, compared to $36.7 million, or 32.3% of total revenues, for the three months ended March 31, 2015, an increase of $3.2 million or 8.8%.  The increase in gross margin as a percent of revenue for the quarter was primarily impacted by the lower depreciation expense and positive operating leverage from volume growth.

Medical Equipment Solutions

(in thousands)

	Three Months Ended
	March 31,
	2016	2015	Change	% Change
Total revenue	$80,230	$74,084	$6,146	8.3%
Cost of revenue	38,282	31,279	7,003	22.4
Medical equipment depreciation	13,752	16,660	(2,908)	(17.5)
Gross margin	$28,196	$26,145	$2,051	7.8
Gross margin %	35.1%	35.3%

Total revenue in the MES segment increased $6.1 million, or 8.3%, to $80.2 million in the first quarter of 2016 as compared to the same period of 2015.  The increase was primarily due to the growth in our 360 solutions from both new programs and expansion of existing programs of $3.2 million and growth in our sales and remarketing of $3.9 million. The increases were partially offset by the loss of certain customers. Many of our 360 solution customers utilize more than one of our equipment management program offerings in areas such as infusion, patient handling and negative pressure wound therapy. As of March 31, 2016, we had 232 such active programs, up from 230 as of December 31, 2015.

Total cost of revenue in the segment increased $7.0 million, or 22.4%, to $38.3 million in the first quarter of 2016 as compared to the same period of 2015.  The increase was primarily from the cost of equipment sales of $3.9 million, increases in costs to support growth in our 360 solutions of $1.8 million largely due to increases in employee related costs and increase in rental costs of $1.4 million largely due to higher repair parts and labor costs.

Medical equipment depreciation decreased $2.9 million, or 17.5%, to $13.8 million in the first quarter of 2016 as compared to the same period of 2015. The decrease in medical equipment depreciation was primarily due to reduced depreciation resulting from disposals of certain medical equipment and lower capital expenditures.

Gross margin percentage for the MES segment decreased from 35.3% in the first quarter of 2015 to 35.1% in the same period of 2016. Gross margin rate was impacted by the growth in used equipment sales, which have lower margins.

Clinical Engineering Solutions

(in thousands)

	Three Months Ended
	March 31,
	2016	2015	Change	% Change
Total revenue	$25,578	$24,395	$1,183	4.8%
Cost of revenue	20,024	19,229	795	4.1
Gross margin	$5,554	$5,166	$388	7.5
Gross margin %	21.7%	21.2%

Total revenue in the CES segment increased $1.2 million, or 4.8%, to $25.6 million in the first quarter of 2016 as compared to the same period of 2015. The increase was primarily due to growth in our managed 360 solutions and manufacturer service.  As of March 31, 2016, we had 360 solutions implemented in 185 programs in our CES segment, up from 180 programs as of December 31, 2015.

Total cost of revenue in the segment increased $0.8 million, or 4.1%, to $20.0 million in the first quarter of 2016 as compared to the same period of 2015. The increase was primarily attributable to increase in employee related costs to support the revenue growth and mix shifts in type of service provided to customers.

Gross margin percentage for the CES segment increased from 21.2% in the first quarter of 2015 to 21.7% in the same period of 2016. Gross margin percentage will fluctuate based on the variability of third-party vendor expenses in our 360 solutions and supplemental service programs, as well as fluctuation of services being performed in house for manufacturer services.

Surgical Services

(in thousands)

	Three Months Ended
	March 31,
	2016	2015	Change	% Change
Total revenue	$16,318	$15,007	$1,311	8.7%
Cost of revenue	8,766	8,179	587	7.2
Medical equipment depreciation	1,417	1,475	(58)	(3.9)
Gross margin	$6,135	$5,353	$782	14.6
Gross margin %	37.6%	35.7%

Total revenue in the SS segment increased $1.3 million, or 8.7%, to $16.3 million in the first quarter of 2016 as compared to the same period of 2015. The increase was primarily driven by organic growth in our surgical services business and to a lesser extent from an acquisition completed in the second quarter of 2015.

Total cost of revenue in the segment increased $0.6 million, or 7.2%, to $8.8 million in the first quarter of 2016 as compared to the same period of 2015. The increase was primarily attributable to an increase in cost of disposables and employee related costs to support growth in our surgical services business.

Medical equipment depreciation decreased $0.1 million, or 3.9%, to $1.4 million in the first quarter of 2016 as compared to the same period of 2015.

Gross margin percentage for the SS segment increased from 35.7% in the first quarter of 2015 to 37.6% in the same period of 2016. The increase in gross margin percentage was primarily driven by both positive operating leverage from volume growth and some shift to higher margin modalities.

Selling, General and Administrative and Interest Expense

(in thousands)

	Three Months Ended
	March 31,
	2016	2015	Change	% Change
Selling, general and administrative	$31,298	$30,152	$1,146	3.8%
Interest expense	13,068	13,310	(242)	(1.8)

Selling, General and Administrative

Selling, general and administrative expense increased $1.1 million, or 3.8%, to $31.3 million for the first quarter of 2016 as compared to the same period of 2015. The increase was primarily due to investments in the Company’s sales organization as well as timing for certain meetings which occurred later in the prior year.

Selling, general and administrative expense as a percentage of total revenue was 25.6% and 26.6% for the quarters ended March 31, 2016 and 2015, respectively.

Interest Expense

Interest expense decreased $0.2 million to $13.1 million for the first quarter of 2016 as compared to the same period of 2015.

Income Taxes

Income taxes were an expense of $0.2 and $0.2 million for the three months ended March 31, 2016 and 2015, respectively. The tax expense for the three months ended March 31, 2016 and 2015 primarily related to state minimum fees. The expected tax benefit from operating loss during the three months ended March 31, 2016 was offset by the recording of additional valuation allowance. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

Consolidated Net Loss

Consolidated net loss decreased $2.3 million to $4.6 million in the first quarter of 2016 as compared to the same period of 2015.  Net loss was impacted primarily by higher margin rates as a result of the decrease in medical equipment depreciation during the first quarter of 2016.

EBITDA

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was $29.4 and $30.8 million for the three months ended March 31, 2016 and 2015, respectively.  EBITDA for the three months ended March 31, 2016 was lower primarily due to the increase in selling, general and administrative expenses.

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

	Three Months Ended
	March 31,
(in thousands)	2016	2015
Net loss attributable to Universal Hospital Services, Inc.	$(4,700)	$(7,091)
Interest expense	13,068	13,310
Provision for income taxes	159	168
Depreciation and amortization of intangibles	20,850	24,457
EBITDA	$29,377	$30,844

Other Financial Data:
Net cash (used in) provided by operating activities	$(12,750)	$11,805
Net cash used in investing activities	(9,938)	(18,776)
Net cash provided by financing activities	22,688	6,971

Other Operating Data (as of end of period):
Medical equipment (approximate number of owned outsourcing units)	246,000	254,000
District service centers	83	83
SS stand-alone service centers	5	5
Centers of Excellence	5	5

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

Our principal sources of liquidity are expected to be cash flows from operating activities and borrowings under our senior secured credit facility, which provides for loans in an amount of up to $235.0 million, subject to our borrowing base. See Note 7, Long-Term Debt, for details related to our senior secured credit facility. It is anticipated that our principal uses of liquidity will be to fund capital expenditures related to purchases of medical equipment, provide working capital, meet debt service requirements and finance our strategic plans.

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

Net cash (used in) provided by operating activities was $(12.8) and $11.8 million for the three months ended March 31, 2016 and 2015, respectively. The increase in net cash used in operating activities was primarily from the timing of payment of accrued incentives in the first quarter of 2016.

Net cash used in investing activities was $9.9 and $18.8 million for the three months ended March 31, 2016 and 2015, respectively.  The decrease in net cash used in investing activities was primarily due to higher proceeds from sale of medical equipment and lower medical equipment purchases during 2016 compared to the same period of 2015.

Net cash provided by financing activities was $22.7 and $7.0 million for the three months ended March 31, 2016 and 2015, respectively.  The increase in net cash provided by financing activities was primarily due to higher net borrowings in 2016 compared to the same period of 2015.

Based on the level of operating performance expected in 2016, we believe our cash from operations and additional borrowings under our senior secured credit facility will meet our liquidity needs for the foreseeable future, exclusive of any borrowings that we may make to finance potential acquisitions.  However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could be adversely affected.  As of March 31, 2016, we had $109.0 million of availability under the senior secured credit facility based on a borrowing base of $166.9 million less borrowings of $54.0 million and after giving effect to $3.9 million used for letters of credit.  As of March 31, 2015, we had $123.6 million of availability under the senior secured credit facility based on a borrowing base of $177.2 million less borrowings of $50.0 million and after giving effect to $3.6 million used for letters of credit.

Our levels of borrowing are further restricted by the financial covenants set forth in our senior secured credit facility agreement and the 2012 Indenture governing our 2012 Notes, as described in Note 7, Long-Term Debt.

The Company was in compliance with all financial covenants for all periods presented.

RECENT ACCOUNTING PRONOUNCEMENT

See Item 1 of Part I, Note 2, Recent Accounting Pronouncements.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

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

Interest Rates

We use both fixed and variable rate debt as sources of financing.  At March 31, 2016, we had approximately $722.9 million of total debt outstanding before netting with deferred financing costs, of which $54.0 million was bearing interest at variable rates. Based on variable debt levels at March 31, 2016, a 1.0 percentage point change in interest rates on variable rate debt would have resulted in annual interest expense fluctuating by approximately $0.5 million.

Fuel Costs

We are also exposed to market risks related to changes in the price of gasoline used to fuel our fleet of delivery and sales vehicles.  A hypothetical 10% increase in the first three months of 2016 average price of unleaded gasoline, assuming gasoline usage levels for the three months ended March 31, 2016, would lead to an annual increase in fuel costs of approximately $0.3 million.

Pension

Our pension plan assets, which were approximately $19.5 million at December 31, 2015, are subject to volatility that can be caused by fluctuations in general economic conditions. Continued market volatility and disruption could cause further declines in asset values, and if this occurs, we may need to make additional pension plan contributions and our pension expense in future years may increase. A hypothetical 10% decrease in the fair value of plan assets at December 31, 2015 would lead to a decrease in the funded status of the plan of approximately $2.0 million.

Other Market Risk

As of March 31, 2016, we have no other material exposure to market risk.

Item 4.  Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.

(b)	Changes in internal control over financial reporting

There were no changes that occurred during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings

The Company, in the ordinary course of business, could be subject to liability claims related to employees and the equipment that it rents and services. Asserted claims are subject to many uncertainties and the outcome of individual matters is not predictable. While the ultimate resolution of these actions may have an impact on the Company’s financial results for a particular reporting period, management believes that any such resolution would not have a material adverse effect on the financial position, results of operations or cash flows of the Company and the chance of a negative outcome on outstanding litigation is considered remote. See the additional information in Item 1 of Part I, Note 8, Commitments and Contingencies.

Item 1A.  Risk Factors

Our business is subject to various risks and uncertainties.  Any of the risks discussed elsewhere in this Quarterly Report on Form 10-Q or our other filings with the Securities and Exchange Commission, including the risk factors set forth in our 2015 Annual Report on Form 10-K, could materially adversely affect our business, financial condition or results of operations.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Defaults upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

In connection with the Restricted Stock Unit Award Agreement, dated as of April 13, 2015, between Thomas Leonard and the Company, we entered into a promissory note agreement with Mr. Leonard dated April 13, 2016 for a total amount of $1.0 million. This note receivable bears annual interest at 1.45%. The principal and accrued interest of this note is due on the earliest of (i) the seventh anniversary of the date of this loan, (ii) any event with respect to borrower, which, in any such case of the loan were to remain outstanding on and after such date, would result in violation of Section 402 of the Sarbanes-Oxley Act of 2002, (iii) and certain events of default or (iv) a change in control.

Item 6.Exhibits

Number	Description

10.1	Amendment One to the Employment Agreement, dated March 29, 2016, between Thomas Leonard and Universal Hospital Services, Inc.

10.2	Promissory Note, dated April 13, 2016, between Thomas Leonard and Universal Hospital Services, Inc.

10.3	Joinder to Securityholders Agreement, effective April 13, 2016, between Thomas Leonard and UHS Holdco, Inc.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101

Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

* Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2016

Universal Hospital Services, Inc.

By	/s/ Thomas J. Leonard
Thomas J. Leonard
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

By	/s/ James B. Pekarek
James B. Pekarek
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)