Form 10-Q
period 2016-06-30
UNIVERSAL HOSPITAL SERVICES INC
filed 2016-08-08
CIK 886171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2016

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 000-20086

UNIVERSAL HOSPITAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0760940
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Number of shares of common stock outstanding as of August  8, 2016:  1,000

Universal Hospital Services, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements — Unaudited

Universal Hospital Services, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share information)

(unaudited)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts of $1,500 at June 30, 2016 and December 31, 2015	$76,423	$71,252
Inventories	8,500	8,506
Other current assets	6,672	5,834
Total current assets	91,595	85,592
Property and equipment:
Medical equipment	595,635	590,091
Property and office equipment	88,872	85,341
Accumulated depreciation	(484,656)	(462,818)
Total property and equipment, net	199,851	212,614
Other long-term assets:
Goodwill	336,595	336,595
Other intangibles, net	156,601	162,354
Other	1,668	420
Total assets	$786,310	$797,575
Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$5,185	$4,867
Book overdrafts	9,469	6,444
Accounts payable	25,689	31,073
Accrued compensation	15,109	23,600
Accrued interest	18,650	18,742
Dividend payable	—	24
Other accrued expenses	15,988	14,564
Total current liabilities	90,090	99,314
Long-term debt, less current portion	684,173	682,591
Pension and other long-term liabilities	11,621	11,869
Deferred income taxes, net	53,079	52,959
Commitments and contingencies (Note 8)
Deficit
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Additional paid-in capital	243,413	241,833
Accumulated deficit	(288,450)	(283,066)
Accumulated other comprehensive loss	(7,795)	(8,165)
Total Universal Hospital Services, Inc. deficit	(52,832)	(49,398)
Noncontrolling interest	179	240
Total deficit	(52,653)	(49,158)
Total liabilities and deficit	$786,310	$797,575

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue
Medical equipment solutions	$74,940	$71,084	$155,170	$145,169
Clinical engineering solutions	25,464	24,784	51,042	49,179
Surgical services	17,214	16,421	33,532	31,427
Total revenues	117,618	112,289	239,744	225,775
Cost of Revenue
Cost of medical equipment solutions	33,213	31,053	71,494	62,331
Cost of clinical engineering solutions	20,644	20,041	40,668	39,271
Cost of surgical services	8,956	8,722	17,722	16,902
Medical equipment depreciation	16,077	15,501	31,247	33,635
Total costs of revenues	78,890	75,317	161,131	152,139
Gross margin	38,728	36,972	78,613	73,636
Selling, general and administrative	28,798	31,038	60,095	61,189
(Gain) on settlement	(2,750)	(5,718)	(2,750)	(5,718)
Operating income	12,680	11,652	21,268	18,165
Interest expense	13,061	13,249	26,130	26,559
Loss before income taxes and noncontrolling interest	(381)	(1,597)	(4,862)	(8,394)
Provision for income taxes	228	182	387	351
Consolidated net loss	(609)	(1,779)	(5,249)	(8,745)
Net income attributable to noncontrolling interest	75	95	135	220
Net loss attributable to Universal Hospital Services, Inc.	$(684)	$(1,874)	$(5,384)	$(8,965)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Consolidated net loss	$(609)	$(1,779)	$(5,249)	$(8,745)
Other comprehensive income:
Gain on minimum pension liability, net of tax of $0	184	488	370	488
Total other comprehensive income	184	488	370	488
Comprehensive loss	(425)	(1,291)	(4,879)	(8,257)
Comprehensive income attributable to noncontrolling interest	75	95	135	220
Comprehensive loss attributable to Universal Hospital Services, Inc.	$(500)	$(1,386)	$(5,014)	$(8,477)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Consolidated net loss	$(5,249)	$(8,745)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	36,614	38,315
Asset impairment charges	—	1,703
Amortization of intangibles, deferred financing costs and bond premium	6,011	6,532
Provision for doubtful accounts	130	54
Provision for inventory obsolescence	86	225
Non-cash share-based compensation expense	1,514	1,140
Gain on sales and disposals of equipment	(1,863)	(2,522)
Deferred income taxes	120	108
Interest on note receivable	(3)	—
Changes in operating assets and liabilities:
Accounts receivable	(5,301)	(3,980)
Inventories	(80)	(393)
Other operating assets	(1,100)	669
Accounts payable	(1,338)	2,000
Other operating liabilities	(6,537)	5,119
Net cash provided by operating activities	23,004	40,225
Cash flows from investing activities:
Medical equipment purchases	(27,412)	(27,437)
Property and office equipment purchases	(2,083)	(2,433)
Proceeds from disposition of property and equipment	6,944	9,426
Issuance of note receivable from officer	(983)	—
Acquisition	—	(2,600)
Net cash used in investing activities	(23,534)	(23,044)
Cash flows from financing activities:
Proceeds under senior secured credit facility	75,700	63,900
Payments under senior secured credit facility	(74,500)	(75,900)
Payments of principal under capital lease obligations	(2,944)	(4,154)
Payments of deferred financing costs	(97)	—
Holdback payment related to acquisition	(500)	—
Distributions to noncontrolling interests	(196)	(240)
Contributions from new members to limited liability company	—	70
Dividend and equity distribution payments	(24)	(39)
Proceeds from exercise of parent company stock options	66	—
Change in book overdrafts	3,025	(818)
Net cash provided by (used in) financing activities	530	(17,181)
Net change in cash and cash equivalents	—	—
Cash and cash equivalents at the beginning of period	—	—
Cash and cash equivalents at the end of period	$—	$—
Supplemental cash flow information:
Interest paid	$25,926	$26,151
Income taxes paid	533	697
Non-cash activities:
Medical equipment purchases included in accounts payable (at end of period)	$7,546	$9,039
Capital lease additions	3,484	6,766

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

The interim consolidated financial statements presented herein as of June 30, 2016, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  These adjustments are all of a normal, recurring nature.  The results of operations for any interim period are not necessarily indicative of results for the full year.

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

A description of our significant accounting policies is included in our 2015 Annual Report on Form 10-K. There have been no material changes to these policies for the quarter ended June 30, 2016.

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

In February 2015, the FASB issued ASU No. 2015-02 Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 changes the evaluation of whether limited partnerships (and similar legal entities) are variable interest entities (VIEs) and eliminates the presumption that a general partner should consolidate a limited partnership that is a voting interest entity. The new guidance also alters the analysis for determining when fees paid to a decision maker or service provider represent a variable interest in a VIE and how interests of related parties affect the primary beneficiary determination. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2015. The adoption of this standard does not have a material impact on our consolidated financial statements.

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

In April 2016, the FASB issued ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). ASU 2016-10 amends the guidance in ASU 2014-09 about identifying performance obligations and accounting for licenses of intellectual property. The ASU is effective on adoption of ASU 2014-09.

In May 2016, the FASB issued ASU No. 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). ASU 2016-12 makes narrow-scope amendments to ASU 2014-09 and provides practical expedients to simplify the transition to the new standard and to clarify certain aspects of the standard. The ASU is effective on adoption of ASU 2014-09.

3.Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 are summarized in the following table by type of inputs applicable to the fair value measurements:

	Fair Value at June 30, 2016				Fair Value at December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Contingent Consideration	$—	$—	$—	$—	$—	$—	$502	$502

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

During 2012, we recorded a contingent consideration liability, in the form of an earn-out payment, related to our acquisitions. During 2015, we recorded a holdback liability related to our acquisition. The contingent consideration and holdback payments are based on achieving certain revenue results. The fair value of the liability was estimated using a discounted cash flow approach with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement.  The significant inputs in the Level 3 measurement not supported by market activity included our assessments of expected future cash flows during the earn-out period, related to the assets acquired, appropriately discounted considering the uncertainties associated with the obligation, and calculated based on estimated revenues in accordance with the terms of the agreements. During the three months ended June 30, 2016 and 2015, we paid $0 and $0.01 million, respectively, in earn-outs.  During the six months ended June 30, 2016 and 2015, we paid $0.5 and $0.02 million, respectively, in earn-outs and holdback.

The assumptions used in preparing the discounted cash flow analysis included estimates of interest rates and the timing and amount of incremental cash flows.

A reconciliation of the beginning and ending balance for the Level 3 measurement are as follows:

(in thousands)
Balance at December 31, 2015	$502
Payments	(502)
Balance at June 30, 2016	$—

Fair Value of Other Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts receivable, accounts payable, accrued liabilities and senior secured credit facility, approximates fair value due to their short maturities. The fair value of our outstanding Original Notes and Add-on Notes (each as defined in Note 7, Long-Term Debt) as of June 30, 2016 and December 31, 2015, based on the quoted market price for the same or similar issues of debt, which represents a Level 2 fair value measurement, is approximately:

	June 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value
Original notes - 7.625% (1)	$419,898	$392,062	$419,274	$401,094
Add-on notes - 7.625% (2)	226,401	202,950	227,029	207,625

(1) The carrying value of the Original notes - 7.625% is net of unamortized deferred financing costs of $5.1 and $5.7 million as of June 30, 2016 and December 31, 2015, respectively.

(2) The carrying value of the Add-on notes - 7.625% % is net of unamortized deferred financing costs of $2.1 and $2.4 million as of June 30, 2016 and December 31, 2015, respectively, and includes unamortized bond premium of $8.5 and $9.4 million as of June 30, 2016 and December 31, 2015, respectively.

4.Goodwill and Other Intangible Assets

Our goodwill as of June 30, 2016 and December 31, 2015, by reporting segment, consists of the following:

	Medical	Clinical
	Equipment	Engineering	Surgical
(in thousands)	Solutions	Solutions	Services	Total
Balance at December 31, 2015	$227,486	$55,655	$53,454	$336,595
Acquisition	—	—	—	—
Balance at June 30, 2016	$227,486	$55,655	$53,454	$336,595

Our other intangible assets as of June 30, 2016 and December 31, 2015 consist of the following:

	June 30, 2016				December 31, 2015
		Accumulated				Accumulated
(in thousands)	Cost	Amortization	Impairment	Net	Cost	Amortization	Impairment	Net
Finite-life intangibles
Customer relationship	$117,039	$(93,887)	$—	$23,152	$117,039	$(89,663)	$—	$27,376
Supply agreement	26,000	(23,822)	—	2,178	26,000	(22,369)	—	3,631
Non-compete agreements	948	(777)	—	171	948	(701)	—	247
Total finite-life intangibles	143,987	(118,486)	—	25,501	143,987	(112,733)	—	31,254
Indefinite-life intangibles
Trade names	166,000	—	(34,900)	131,100	166,000	—	(34,900)	131,100
Total intangible assets	$309,987	$(118,486)	$(34,900)	$156,601	$309,987	$(112,733)	$(34,900)	$162,354

Total amortization expense related to intangible assets were $2.8 and $3.0 million for the three months ended June 30, 2016 and 2015, respectively, and $5.8 and $6.1 million for the six months ended June 30, 2016 and 2015, respectively.

The estimated future amortization expense for identifiable intangible assets during the remainder of 2016 and the next five years is as follows:

(in thousands)
Remainder of 2016	$5,219
2017	7,679
2018	6,095
2019	3,529
2020	1,537
2021	877

5.Deficit

The following tables represent changes in deficit that are attributable to our shareholders and noncontrolling interests for the six month periods ended June 30, 2016 and 2015.

			Accumulated
	Additional		Other
	Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
(in thousands)	Capital	Deficit	Loss	Interests	Deficit
Balance at December 31, 2015	$241,833	$(283,066)	$(8,165)	$240	$(49,158)
Net (loss) income	—	(5,384)	—	135	(5,249)
Other comprehensive income	—	—	370	—	370
Share-based compensation	1,514	—	—	—	1,514
Stock option exercised	66	—	—	—	66
Cash distributions to noncontrolling interests	—	—	—	(196)	(196)
Balance at June 30, 2016	$243,413	$(288,450)	$(7,795)	$179	$(52,653)

			Accumulated
	Additional		Other
	Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
(in thousands)	Capital	Deficit	Loss	Interests	Deficit
Balance at December 31, 2014	$214,514	$(254,418)	$(9,062)	$219	$(48,747)
Net (loss) income	—	(8,965)	—	220	(8,745)
Other comprehensive income	—	—	488	—	488
Cash distributions to noncontrolling interests	—	—	—	(240)	(240)
Contributions from new members to limited liability company	—	—	—	70	70
Balance at June 30, 2015	$214,514	$(263,383)	$(8,574)	$269	$(57,174)

6.Share-Based Compensation

During the six months ended June 30, 2016, activity under the 2007 Stock Option Plan (the “2007 Stock Option Plan”), of UHS Holdco, Inc., our parent company (“Parent”), was as follows:

				Weighted
				average
		Weighted	Aggregate	remaining
	Number of	average	intrinsic	contractual
(in thousands, except exercise price and years)	options	exercise price	value	term (years)
Outstanding at December 31, 2015	33,889	$0.71	$10,506	8.9
Granted	5,773	1.02
Exercised	(93)	0.71	$29
Forfeited or expired	(3,140)	0.71
Outstanding at June 30, 2016	36,429	$0.76	$9,519	8.4
Exercisable at June 30, 2016	12,293	$0.71	$3,811	8.4
Remaining authorized options available for issue	7,163

The exercise price of the stock option award is equal to the market value of Parent’s common stock on the grant date as determined reasonably and in good faith by Parent’s Board of Directors and compensation committee and based on an analysis of a variety of factors, including peer group multiples, merger and acquisition multiples, and discounted cash flow analyses.

The intrinsic value of a stock award is the amount by which the market value of the underlying stock exceeds the exercise price of the award.

We determine the fair value of stock options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as an expense on a straight-line basis over the options’ expected vesting periods. The following assumptions were used in determining the fair value of stock options granted during the six months ended June 30, 2016 and 2015 under the Black-Scholes model.

	Six Months Ended
	June 30,
	2016	2015
Risk-free interest rate	1.50%	1.70%
Expected volatility	30.9%	26.9%
Dividend yield	N/A	N/A
Expected option life (years)	5.83	5.10
Black-Scholes Value of options	$0.33	$0.19

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

At June 30, 2016, unearned non-cash share-based compensation that we expect to recognize as expense over a weighted average period of 2.2 years totals approximately $6.0 million, net of our estimated forfeiture rate of 2.0%. The expense could be accelerated upon the sale of Parent or the Company.

In April 2015, Parent granted the Company’s Chief Executive Officer 7.0 million restricted stock units which vest over four years. Total compensation expense related to this grant was $0.3 million and $0.3 million for the three months ended June 30, 2016 and 2015, respectively, and $0.6 million and $0.3 million for the six months ended June 30, 2016 and 2015, respectively.

Although Parent grants stock options and restricted stock units, the Company recognizes compensation cost, primarily included in Selling, General and Administrative expense, related to these options and units since the services are performed for its benefit.

7.Long-Term Debt

Long-term debt consists of the following:

	June 30,	December 31,
(in thousands)	2016	2015
Original notes - 7.625% (1)	$419,898	$419,274
Add-on notes - 7.625% (2)	226,401	227,029
Senior secured credit facility (3)	27,176	25,811
Capital lease obligations	15,883	15,344
	689,358	687,458
Less: Current portion of long-term debt	(5,185)	(4,867)
Total long-term debt	$684,173	$682,591

(1)	The carrying value of the Original notes - 7.625% is net of unamortized deferred financing costs of $5.1 and $5.7 million as of June 30, 2016 and December 31, 2015, respectively.
(2)

The carrying value of the Add-on notes - 7.625% is net of unamortized deferred financing costs of $2.1 and $2.4 million as of June 30, 2016 and December 31, 2015, respectively, and includes unamortized bond premium of $8.5 and $9.4 million as of June 30, 2016 and December 31, 2015, respectively.

(3)	The carrying value of the Senior secured credit facility is net of unamortized deferred financing costs of $2.0 and $2.2 million as of June 30, 2016 and December 31, 2015, respectively.

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

Interest on the 2012 Notes is payable entirely in cash, semiannually, in arrears, on February 15 and August 15 of each year, beginning on February 15, 2013. We may redeem some or all of the 2012 Notes at the redemption prices set forth in the 2012 Indenture.  If we sell certain assets or undergo certain kinds of changes of control, we must offer to repurchase the 2012 Notes.

Our 2012 Notes are subject to certain debt covenants which are described below under the heading “2012 Indenture”.

Senior Secured Credit Facility.  On November 24, 2015, we entered into a Third Amended and Restated Credit Agreement with Bank of America, N.A., as agent for the lenders, and the lenders party thereto (the “Third Amended Credit Agreement”), which amended our then-existing senior secured credit facility originally dated as of May 31, 2007 and amended and restated as of May 6, 2010 and as of July 31, 2012.  We refer to the third amended and restated senior secured credit facility as the “senior secured credit facility.” The senior secured credit facility is a first lien senior secured asset based revolving credit facility that is available for working capital and general corporate purposes, including permitted investments, capital expenditures and debt repayments, on a fully revolving basis, subject to the terms and conditions set forth in the credit documents in the form of revolving loans, swing line loans and letters of credit. The Third Amended Credit Agreement extended the maturity date of the revolving loans to the earliest of (i) November 24, 2020 and (ii) 90 days prior to the maturity of the 2012 Notes, and reduced (a) the interest rate applicable to borrowings under the Third Amended Credit Agreement to a per annum rate, determined based on our usage of the credit facility as provided in the Third Amended Credit Agreement, ranging from 1.50% to 2.00% above the adjusted LIBOR rate used by the agent or, at our option, 0.50% to 1.00% above the Base Rate as defined in the Third Amended Credit Agreement and

(b) the unused line fee rate to 0.25%.  Our obligations under the Third Amended Credit Agreement are secured by a first priority security interest in substantially all of the assets of the Company, Parent and Surgical Services, excluding a pledge of the Company’s and its subsidiaries’ stock, any joint ventures and certain other exceptions. Our obligations under the Third Amended Credit Agreement are unconditionally guaranteed by the Parent and Surgical Services.

Our senior secured credit facility provides the aggregate amount we may borrow under revolving loans up to $235.0 million, subject to our borrowing base.

As of June 30, 2016, we had $131.8 million of availability under the senior secured credit facility based on a borrowing base of $165.5 million less borrowings of $29.2 million and after giving effect to $4.5 million used for letters of credit.

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

At June 30, 2016, we had $29.2 million of borrowings outstanding of which $19.0 million was accruing interest at a rate of 2.4471%,  $7.0 million was accruing interest at a rate of 2.4461% and $3.2 million was accruing interest at a rate of 4.5%.

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

In May 2016,  the Company entered into an amendment to an agreement with a supplier. Between the original agreement and this amendment, certain end users  described in the original agreement have entered into a direct agreement with the supplier or have elected to participate in a group purchasing organization agreement with the supplier. As a result, the supplier agreed to make a payment of $2.75 million to the Company. The Company recorded a net gain of $2.75 million related to this settlement which is reflected as a Gain on settlement in the Consolidated Statements of Operations during the three and six month periods ended June 30, 2016.

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

9.Related Party Transactions

Management Agreement

On May 31, 2007, we and an affiliate of Irving Place Capital (together with its affiliates, “IPC”) entered into a professional services agreement pursuant to which IPC provides general advisory and management services to us with respect to financial and operating matters.  IPC is a principal owner of Parent, and the following members of our board of directors are associated with IPC:  Robert Juneja and Bret Bowerman. The professional services agreement requires us to pay an annual fee for ongoing advisory and management services equal to the greater of $0.5 million or 0.75% of our Adjusted EBITDA (as defined in the professional services agreement) for the immediately preceding fiscal year, payable in quarterly installments. The professional services agreement provides that IPC will be reimbursed for its reasonable out-of-pocket expenses in connection with certain activities undertaken pursuant to the professional services agreement and will be indemnified for liabilities incurred in connection with its role under the professional services agreement, other than for liabilities resulting from its gross negligence or willful misconduct. The term of the professional services agreement commenced on May 31, 2007 and will remain in effect unless and until either party notifies the other of its desire to terminate, we are sold to a third-party purchaser or we consummate a qualified initial public offering, as defined in the professional services agreement. Total professional services fees incurred to IPC were $0.2 and $0.3 million for the three month periods ended June 30, 2016 and 2015, respectively,  and $0.4 and $0.5 million for the six month periods ended June 30, 2016 and 2015, respectively.

We entered into engagement letters with CTPartners, LLC (“CTPartners”) to conduct searches for certain executive positions.  One member of our board of directors was a former director of CTPartners. Total fees incurred to CTPartners was $0 and $0.2 million for the three month periods ended June 30, 2016 and 2015, respectively and $0 and $0.2 million during the six month periods ended June 30, 2016 and 2015, respectively.

In connection with the Restricted Stock Unit Award Agreement, dated as of April 13, 2015, between an offcer and the Company, we entered into a promissory note agreement with the officer dated April 13, 2016 for a total amount of $1.0 million which is included in other long-term assets in the Consolidated Balance Sheets. This note receivable bears annual interest at 1.45%. The principal and accrued interest of this note is due on the earliest of (i) the seventh anniversary of the date of this loan, (ii) any event with respect to borrower, which, in any such case of the loan were to remain outstanding on and after such date, would result in violation of Section 402 of the Sarbanes-Oxley Act of 2002, (iii) and certain events of default or (iv) a change in control. Interest income for this note was $0.003 and $0.003 million for the three and six month periods ended June 30, 2016.

10.Limited Liability Companies

We participate with others in the formation of LLCs in which Surgical Services becomes a partner and shares the financial interest with the other investors. Surgical Services is the primary beneficiary of these LLCs. These LLCs acquire certain medical equipment for use in their respective business activities, which generally focus on surgical procedures. The LLCs will acquire medical equipment for rental purposes under equipment financing leases. At June 30, 2016, the LLCs had approximately $0.9 million of total assets. The third party investors in each respective LLC generally provide the lease financing company with individual proportionate lease guarantees based on their respective ownership percentages in the LLCs. In addition, Surgical Services will provide such financing companies with its corporate guarantee based on its respective ownership interest in each LLC. In certain instances, Surgical Services has provided such financing companies with an overall corporate guarantee in connection with equipment financing transactions. In such instances, the individual investors in each respective LLC will generally indemnify us against losses, if any, incurred in connection with its corporate guarantee. Additionally, we provide operational and administrative support to the LLCs in which it is a partner. As of June 30, 2016, we held interests in seven active LLCs.

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

11.Segment Information

Our reporting segments consist of Medical Equipment Solutions (“MES”), Clinical Engineering Solutions (“CES”) and Surgical Services (“SS”). Certain operating information for our segments as well as a reconciliation of total Company gross margin to loss before income taxes and noncontrolling interest was as follows:

Medical Equipment Solutions

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues	$74,940	$71,084	$155,170	$145,169
Cost of revenue	33,213	31,053	71,494	62,331
Medical equipment depreciation	14,628	14,009	28,381	30,669
Gross margin	$27,099	$26,022	$55,295	$52,169

Clinical Engineering Solutions

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues	$25,464	$24,784	$51,042	$49,179
Cost of revenue	20,644	20,041	40,668	39,271
Gross margin	$4,820	$4,743	$10,374	$9,908

Surgical Services

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues	$17,214	$16,421	$33,532	$31,427
Cost of revenue	8,956	8,722	17,722	16,902
Medical equipment depreciation	1,449	1,492	2,866	2,966
Gross margin	$6,809	$6,207	$12,944	$11,559

Total Gross Margin and Reconciliation to Loss Before Income Taxes and Noncontrolling Interest

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Total gross margin	$38,728	$36,972	$78,613	$73,636
Selling, general and administrative	28,798	31,038	60,095	61,189
(Gain) on settlement	(2,750)	(5,718)	(2,750)	(5,718)
Interest expense	13,061	13,249	26,130	26,559
Loss before income taxes and noncontrolling interest	$(381)	$(1,597)	$(4,862)	$(8,394)

Total Assets by Reporting Segment

(in thousands)

	June 30,	December 31,
	2016	2015
Medical Equipment Solutions	$575,833	$585,990
Clinical Engineering Solutions	111,150	110,588
Surgical Services	99,327	100,997
Total Company Assets	$786,310	$797,575

The following table provides additional detail on percentage of revenue for each group of similar products sold or services provided in the MES, CES and SS segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
MES
Equipment usage solutions	61.1%	60.1%	60.4%	61.2%
Equipment/disposable sales	2.6	3.2	4.3	3.1
	63.7	63.3	64.7	64.3
CES
Service solutions	21.6	22.1	21.3	21.8
SS
Equipment usage solutions	14.5	14.4	13.8	13.7
Equipment/disposable sales	0.2	0.2	0.2	0.2
	14.7	14.6	14.0	13.9
Total revenues	100.0%	100.0%	100.0%	100.0%

12.Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We evaluate the recoverability of our deferred tax assets by scheduling the expected reversals of deferred tax assets and liabilities in order to determine whether net operating loss carry forwards are recoverable prior to expiration and have established a valuation allowance in accordance with ASC Topic 740,  “Income Taxes”. The tax expense for the three and six months ended June 30, 2016 primarily relates to state minimum fees. The expected tax benefit from operating loss during the three and six months ended June 30, 2016 was offset by the recording of additional valuation allowance. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

At June 30, 2016, the Company had available unused federal net operating loss carryforwards of approximately $207.1 million. The net operating loss carryforwards will expire at various dates from 2018 through 2036.

13.Consolidating Financial Statements

In accordance with the provisions of the 2012 Indenture, as a 100%-owned subsidiary of UHS, Surgical Services has jointly and severally guaranteed all the Company’s Obligations (as defined in the 2012 Indenture) on a full and unconditional basis. Consolidating financial information of UHS and the guarantor is presented on the following pages.

Universal Hospital Services, Inc.

Consolidating Balance Sheets

(in thousands, except share and per share  information)

(unaudited)

	June 30, 2016
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts	$67,326	$9,097	$—	$76,423
Due from affiliates	30,525	—	(30,525)	—
Inventories	5,266	3,234	—	8,500
Other current assets	6,453	219	—	6,672
Total current assets	109,570	12,550	(30,525)	91,595
Property and equipment:
Medical equipment	544,124	51,511	—	595,635
Property and office equipment	79,155	9,717	—	88,872
Accumulated depreciation	(444,245)	(40,411)	—	(484,656)
Total property and equipment, net	179,034	20,817	—	199,851
Other long-term assets:
Goodwill	283,141	53,454	—	336,595
Investment in subsidiary	55,516	—	(55,516)	—
Other intangibles, net	144,474	12,127	—	156,601
Other	1,289	379	—	1,668
Total assets	$773,024	$99,327	$(86,041)	$786,310
Liabilities and (Deficit) Equity
Current liabilities:
Current portion of long-term debt	$3,965	$1,220	$—	$5,185
Book overdrafts	9,227	242	—	9,469
Due to affiliates	—	30,525	(30,525)	—
Accounts payable	22,584	3,105	—	25,689
Accrued compensation	13,097	2,012	—	15,109
Accrued interest	18,650	—	—	18,650
Other accrued expenses	15,789	199	—	15,988
Total current liabilities	83,312	37,303	(30,525)	90,090
Long-term debt, less current portion	680,682	3,491	—	684,173
Pension and other long-term liabilities	11,611	10	—	11,621
Deferred income taxes, net	50,236	2,843	—	53,079
Commitments and contingencies
(Deficit) Equity
Common stock	—	—	—	—
Additional paid-in capital	243,428	60,004	(60,019)	243,413
Accumulated deficit	(283,947)	(4,503)	—	(288,450)
Accumulated loss in subsidiary	(4,503)	—	4,503	—
Accumulated other comprehensive loss	(7,795)	—	—	(7,795)
Total Universal Hospital Services, Inc. (deficit) equity	(52,817)	55,501	(55,516)	(52,832)
Noncontrolling interest	—	179	—	179
Total (deficit) equity	(52,817)	55,680	(55,516)	(52,653)
Total liabilities and (deficit) equity	$773,024	$99,327	$(86,041)	$786,310

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

Universal Hospital Services, Inc.

Consolidating Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended June 30, 2016
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Revenue
Medical equipment solutions	$74,940	$—	$—	$74,940
Clinical engineering solutions	25,464	—	—	25,464
Surgical services	—	17,214	—	17,214
Total revenues	100,404	17,214	—	117,618
Cost of Revenue
Cost of medical equipment solutions	33,213	—	—	33,213
Cost of clinical engineering solutions	20,644	—	—	20,644
Cost of surgical services	—	8,956	—	8,956
Medical equipment depreciation	14,628	1,449	—	16,077
Total costs of revenues	68,485	10,405	—	78,890
Gross margin	31,919	6,809	—	38,728
Selling, general and administrative	24,123	4,675	—	28,798
(Gain) on settlement	(2,750)	—	—	(2,750)
Operating income	10,546	2,134	—	12,680
Equity in earnings of subsidiary	(901)	—	901	—
Interest expense	12,528	533	—	13,061
(Loss) income before income taxes and noncontrolling interest	(1,081)	1,601	(901)	(381)
(Benefit) provision for income taxes	(472)	700	—	228
Consolidated net (loss) income	(609)	901	(901)	(609)
Net income attributable to noncontrolling interest	—	75	—	75
Net (loss) income attributable to Universal Hospital Services, Inc.	$(609)	$826	$(901)	$(684)

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

Universal Hospital Services, Inc.

Consolidating Statements of Operations

(in thousands)

(unaudited)

	Six Months Ended June 30, 2016
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Revenue
Medical equipment solutions	$155,170	$—	$—	$155,170
Clinical engineering solutions	51,042	—	—	51,042
Surgical services	—	33,532	—	33,532
Total revenues	206,212	33,532	—	239,744
Cost of Revenue
Cost of medical equipment solutions	71,494	—	—	71,494
Cost of clinical engineering solutions	40,668	—	—	40,668
Cost of surgical services	—	17,722	—	17,722
Medical equipment depreciation	28,381	2,866	—	31,247
Total costs of revenues	140,543	20,588	—	161,131
Gross margin	65,669	12,944	—	78,613
Selling, general and administrative	50,459	9,636	—	60,095
(Gain) on settlement	(2,750)	—	—	(2,750)
Operating income	17,960	3,308	—	21,268
Equity in earnings of subsidiary	(1,268)	—	1,268	—
Interest expense	25,053	1,077	—	26,130
(Loss) income before income taxes and noncontrolling interest	(5,825)	2,231	(1,268)	(4,862)
(Benefit) provision for income taxes	(576)	963	—	387
Consolidated net (loss) income	(5,249)	1,268	(1,268)	(5,249)
Net income attributable to noncontrolling interest	—	135	—	135
Net (loss) income attributable to Universal Hospital Services, Inc.	$(5,249)	$1,133	$(1,268)	$(5,384)

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

Universal Hospital Services, Inc.

Consolidating Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended June 30, 2016				Six Months Ended June 30, 2016
	Parent	Subsidiary			Parent	Subsidiary
	Issuer	Guarantor	Consolidating		Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated	UHS	Surgical Services	Adjustments	Consolidated
Consolidated net (loss) income	$(609)	$901	$(901)	$(609)	$(5,249)	$1,268	$(1,268)	$(5,249)
Other comprehensive income:
Gain on minimum pension liability, net of tax	184	—	—	184	370	—	—	370
Total other comprehensive income	184	—	—	184	370	—	—	370
Comprehensive (loss) income	(425)	901	(901)	(425)	(4,879)	1,268	(1,268)	(4,879)
Comprehensive income attributable to noncontrolling interest	—	75	—	75	—	135	—	135
Comprehensive (loss) income attributable to Universal Hospital Services, Inc.	$(425)	$826	$(901)	$(500)	$(4,879)	$1,133	$(1,268)	$(5,014)

	Three Months Ended June 30, 2015				Six Months Ended June 30, 2015
	Parent	Subsidiary			Parent	Subsidiary
	Issuer	Guarantor	Consolidating		Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated	UHS	Surgical Services	Adjustments	Consolidated
Consolidated net (loss) income	$(1,779)	$573	$(573)	$(1,779)	$(8,745)	$759	$(759)	$(8,745)
Other comprehensive income:
Gain on minimum pension liability, net of tax	488	—	—	488	488	—	—	488
Total other comprehensive income	488	—	—	488	488	—	—	488
Comprehensive (loss) income	(1,291)	573	(573)	(1,291)	(8,257)	759	(759)	(8,257)
Comprehensive income attributable to noncontrolling interest	—	95	—	95	—	220	—	220
Comprehensive (loss) income attributable to Universal Hospital Services, Inc.	$(1,291)	$478	$(573)	$(1,386)	$(8,257)	$539	$(759)	$(8,477)

Universal Hospital Services, Inc.

Consolidating Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30, 2016
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Cash flows from operating activities:
Consolidated net (loss) income	$(5,249)	$1,268	$(1,268)	$(5,249)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	33,059	3,555	—	36,614
Amortization of intangibles, deferred financing costs and bond premium	4,304	1,707	—	6,011
Equity in earnings of subsidiary	(1,268)	—	1,268	—
Provision for doubtful accounts	72	58	—	130
Provision for inventory obsolescence	126	(40)	—	86
Non-cash share-based compensation expense	1,514	—	—	1,514
Gain on sales and disposals of equipment	(1,903)	40	—	(1,863)
Deferred income taxes	799	(679)	—	120
Interest on note receivable	(3)	—	—	(3)
Changes in operating assets and liabilities:
Accounts receivable	(5,110)	(191)	—	(5,301)
Due from affiliates	(1,380)	—	1,380	—
Inventories	(859)	779	—	(80)
Other operating assets	(722)	(378)	—	(1,100)
Accounts payable	(522)	(816)	—	(1,338)
Other operating liabilities	(6,254)	(283)	—	(6,537)
Net cash provided by operating activities	16,604	5,020	1,380	23,004
Cash flows from investing activities:
Medical equipment purchases	(22,647)	(4,765)	—	(27,412)
Property and office equipment purchases	(2,070)	(13)	—	(2,083)
Proceeds from disposition of property and equipment	6,940	4	—	6,944
Issuance of note receivable from officer	(983)	—	—	(983)
Net cash used in investing activities	(18,760)	(4,774)	—	(23,534)
Cash flows from financing activities:
Proceeds under senior secured credit facility	75,700	—	—	75,700
Payments under senior secured credit facility	(74,500)	—	—	(74,500)
Payments of principal under capital lease obligations	(2,341)	(603)	—	(2,944)
Payments of deferred financing costs	(97)	—	—	(97)
Holdback payment related to acquisition	—	(500)	—	(500)
Distributions to noncontrolling interests	—	(196)	—	(196)
Dividend and equity distribution payments	(24)	—	—	(24)
Proceeds from exercise of parent company stock options	66	—	—	66
Due to affiliates	—	1,380	(1,380)	—
Change in book overdrafts	3,352	(327)	—	3,025
Net cash provided by (used in) financing activities	2,156	(246)	(1,380)	530
Net change in cash and cash equivalents	—	—	—	—
Cash and cash equivalents at the beginning of period	—	—	—	—
Cash and cash equivalents at the end of period	$—	$—	$—	$—

Universal Hospital Services, Inc.

Consolidating Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30, 2015
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Cash flows from operating activities:
Consolidated net (loss) income	$(8,745)	$759	$(759)	$(8,745)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	34,717	3,598	—	38,315
Asset impairment charges	1,703	—	—	1,703
Amortization of intangibles, deferred financing costs and bond premium	4,890	1,642	—	6,532
Equity in earnings of subsidiary	(759)	—	759	—
Provision for doubtful accounts	28	26	—	54
Provision for inventory obsolescence	210	15	—	225
Non-cash share-based compensation expense	1,140	—	—	1,140
Gain on sales and disposals of equipment	(2,436)	(86)	—	(2,522)
Deferred income taxes	1,098	(990)	—	108
Changes in operating assets and liabilities:
Accounts receivable	(3,213)	(767)	—	(3,980)
Due from affiliates	(1,196)	—	1,196	—
Inventories	(410)	17	—	(393)
Other operating assets	610	59	—	669
Accounts payable	1,148	852	—	2,000
Other operating liabilities	5,788	(669)	—	5,119
Net cash provided by operating activities	34,573	4,456	1,196	40,225
Cash flows from investing activities:
Medical equipment purchases	(25,308)	(2,129)	—	(27,437)
Property and office equipment purchases	(2,417)	(16)	—	(2,433)
Proceeds from disposition of property and equipment	9,290	136	—	9,426
Acquisition	—	(2,600)	—	(2,600)
Net cash used in investing activities	(18,435)	(4,609)	—	(23,044)
Cash flows from financing activities:
Proceeds under senior secured credit facility	63,900	—	—	63,900
Payments under senior secured credit facility	(75,900)	—	—	(75,900)
Payments of principal under capital lease obligations	(3,635)	(519)	—	(4,154)
Distributions to noncontrolling interests	—	(240)	—	(240)
Contributions from new members to limited liability company	—	70	—	70
Dividend and equity distribution payments	(39)	—	—	(39)
Due to affiliates	—	1,196	(1,196)	—
Change in book overdrafts	(464)	(354)	—	(818)
Net cash (used in) provided by financing activities	(16,138)	153	(1,196)	(17,181)
Net change in cash and cash equivalents	—	—	—	—
Cash and cash equivalents at the beginning of period	—	—	—	—
Cash and cash equivalents at the end of period	$—	$—	$—	$—

14.Restructuring

We incurred no restructuring expense during the three months and six months ended June 30, 2016 and 2015. As of December 31, 2015, we had $2.4 million of restructuring liability. For the six months ended June 30, 2016,  $1.9 million in restructuring charges was paid. No additional restructuring was recorded in the first two quarters of 2016 for new severance arrangements and the remaining liability of $0.5 million as of June 30, 2016 is expected to be paid out by the end of the first quarter of 2017 and is included in the “other accrued expenses” in the Consolidated Balance Sheets. As of December 31, 2014, we had $1.6 million of restructuring liability. For the six months ended June 30, 2015,  $1.1 million in restructuring charges was paid. No additional restructuring was recorded in the first two quarters of 2015 for new severance arrangements and the remaining $0.4 million was a liability as of June 30, 2015.

15.Concentration

One customer accounted for approximately 16% and 14% of total revenue for the six months ended June 30, 2016 and 2015, respectively.

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

UHS delivers health care solutions through three segments: Medical Equipment Solutions (“MES”), Clinical Engineering Solutions (“CES”) and Surgical Services (“SS”). As of June 30, 2016, we owned or managed over 700,000 units of medical equipment consisting of approximately 400,000 owned or managed units in our MES segment, over 300,000 units of customer-owned equipment we managed in our CES segment and over 7,000 units of owned or managed mobile surgical equipment in our SS segment. Our diverse customer base includes more than 7,000 national, regional and local acute care hospitals and alternate site providers (such as long-term acute care hospitals, skilled nursing facilities, surgery centers, specialty hospitals, nursing homes and home care providers). We also have relationships with more than 200 medical device manufacturers, many of the nation’s largest group purchasing organizations (“GPOs”) and many health system integrated delivery networks (“IDNs”).  All of our solutions leverage our nationwide network of 83 district service centers, five CES Centers of Excellence and an additional five stand-alone SS service centers, together with our more than 75 years of experience managing and servicing all aspects of medical equipment.  Our fees are paid directly by our customers rather than by direct reimbursement from third-party payors, such as private insurers, Medicare or Medicaid.

We report our financial results in three segments. Our reporting segments consist of MES, CES and SS. We evaluate the performance of our reportable segments based on gross margin. The accounting policies of the individual reportable segments are the same as those of the entire company.

Medical Equipment Solutions

Our MES segment accounted for $74.9 and $71.1 million, or approximately 63.7% and 63.3% of our revenues, for the three months ended June 30, 2016 and 2015, respectively and $155.2 and $145.2 million, or approximately 64.7% and 64.3% of our revenues, for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016,  the MES segment owned or managed approximately 400,000 units of medical equipment ranging across many clinical categories, manufacturers and models.  These solutions are provided primarily to hospitals and other acute care providers for use through their facilities, including the emergency room, operating room, critical care, intensive care, rehabilitation and general patient care areas.

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

Clinical Engineering Solutions

Our CES segment accounted for $25.5 and $24.8 million, or approximately 21.6% and 22.1% of our revenues, for the three months ended June 30, 2016 and 2015, respectively and $51.0 and $49.2 million, or approximately 21.3% and 21.8% of our revenues, for the six months ended June 30, 2016 and 2015, respectively. We offer a broad range of inspection, preventive maintenance, repair, logistic and consulting services through our team of over 390 technicians and professionals located throughout the United States in our nationwide network of service centers.  We managed over 300,000 units of customer owned equipment as of June 30, 2016.  In addition, as of June 30, 2016, we serviced approximately 400,000 units that we own or directly manage in our MES segment.

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

We have three primary solutions in our CES segment:

•	Supplemental Maintenance and Repair Solutions;
•	360 On-site Managed Solutions; and
•	Manufacturer Solutions.

Surgical Services

Our SS segment accounted for $17.2 and $16.4 million, or approximately 14.7% and 14.6% of our revenues, for the three months ended June 30, 2016 and 2015,  respectively and $33.5 and $31.4 million, or approximately 14.0% and 13.9% of our revenues, for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, we owned or managed over 7,000 units of mobile surgical equipment in our SS segment, primarily used in the practice of general surgery, orthopedic surgery, otolaryngology, urology, obstetrics, gynecology, podiatry, dermatology and plastic/cosmetics.

SS provides high end, state-of-the-art surgical equipment and associated products along with trained and certified Surgical Equipment Technologists (“technologists”) to assist in the procedural operation of the equipment. We provide these services to over 1,000 acute care hospitals and surgery centers through our nationwide network of 83 district service centers and an additional five stand-alone SS service centers. Our technologists work in the operating room (“O.R.”) and support physicians and O.R. personnel. The services are offered on a per-procedure basis. Our technologists deliver, set up, and create a safe environment for hospital and clinical personnel operating the equipment and provide all necessary disposable materials needed. Our technologists work closely with our customers to confirm that all certifications and credentials meet requirements to provide on-site services. Our technologists also assist customers in the operation of facility-owned assets and supplement the training and staffing of their personnel.  As of June 30, 2016, SS provided solutions in 42 states.

We have two primary solutions in our SS segment:

•	On-Demand and Scheduled Usage Solutions; and
•	360 On-site Managed Solutions.

RESULTS OF OPERATIONS

The following discussion addresses:

•	our financial condition as of June 30, 2016 and
•	the results of operations for the three-month and six-month periods ended June 30, 2016 and 2015.

This discussion should be read in conjunction with the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in our 2015 Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

The following table provides information on the percentages of certain items of selected financial data compared to total revenues for the three-month and six-month periods ended June 30, 2016 and 2015.  The table below also indicates the percentage increase or decrease over the prior comparable period.

	Percent to Total Revenues		Percent	Percent to Total Revenues		Percent
	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2016	2015	(Decrease)	2016	2015	(Decrease)
Revenue
Medical equipment solutions	63.7%	63.3%	5.4%	64.7%	64.3%	6.9%
Clinical engineering solutions	21.6	22.1	2.7	21.3	21.8	3.8
Surgical services	14.7	14.6	4.8	14.0	13.9	6.7
Total revenues	100.0%	100.0%	4.7	100.0%	100.0%	6.2
Cost of Revenue
Cost of medical equipment solutions	28.2	27.7	7.0	29.8	27.6	14.7
Cost of clinical engineering solutions	17.6	17.8	3.0	17.0	17.4	3.6
Cost of surgical services	7.6	7.8	2.7	7.4	7.5	4.9
Medical equipment depreciation	13.7	13.8	3.7	13.0	14.9	(7.1)
Total costs of revenues	67.1	67.1	4.7	67.2	67.4	5.9
Gross margin	32.9	32.9	4.7	32.8	32.6	6.8
Selling, general and administrative	24.5	27.6	(7.2)	25.1	27.1	(1.8)
(Gain) on settlement	(2.3)	(5.1)	(51.9)	(1.1)	(2.5)	*
Operating income	10.7	10.4	8.8	8.8	8.0	17.1
Interest expense	11.1	11.8	(1.4)	10.9	11.8	(1.6)
Loss before income taxes and noncontrolling interest	(0.4)	(1.4)	(76.1)	(2.1)	(3.8)	(42.1)
Provision for income taxes	0.2	0.2	*	0.2	0.2	*
Consolidated net loss	(0.6)%	(1.6)%	(65.8)	(2.3)%	(4.0)%	(40.0)

*Not meaningful

Consolidated Results of Operations for the three months ended June 30, 2016 compared to the three months ended June 30, 2015

Total Revenue

Total revenue for the three months ended June 30, 2016 was $117.6 million, compared to $112.3 million for the three months ended June 30, 2015, an increase of $5.3 million or 4.7%.  The net increase was primarily due to additional revenue within our MES segment related to growth in our 360 Solutions of $3.2 million, growth in our patient handling revenue of $0.8 million, growth in our CES segment of $0.7 million related to growth in providing existing and new customers with services on their equipment and growth in our SS segment of $0.8 million. These increases were partially offset due to customer losses in the MES segment.

Cost of Revenue

Total cost of revenue for the three months ended June 30, 2016 was $78.9 million compared to $75.3 million for the three months ended June 30, 2015, an increase of $3.6 million or 4.7%. The increase was primarily in our MES segment due to increases in 360 solutions cost of $2.0 million and other rental costs of $1.0 million.

Gross Margin

Total gross margin for the three months ended June 30, 2016 was $38.7 million, or 32.9% of total revenues, compared to $37.0 million, or 32.9% of total revenues, for the three months ended June 30, 2015, an increase of $1.7 million or 4.7%.  Total gross margin as a percent of revenue was consistent in the second quarter of 2016 as compared to the same period of 2015.

Medical Equipment Solutions

(in thousands)

	Three Months Ended
	June 30,
	2016	2015	Change	% Change
Total revenue	$74,940	$71,084	$3,856	5.4%
Cost of revenue	33,213	31,053	2,160	7.0
Medical equipment depreciation	14,628	14,009	619	4.4
Gross margin	$27,099	$26,022	$1,077	4.1
Gross margin %	36.2%	36.6%

Total revenue in the MES segment increased $3.9 million, or 5.4%, to $74.9 million in the second quarter of 2016 as compared to the same period of 2015.  The increase was primarily due to the growth in our 360 solutions from both new programs and expansion of existing programs of $3.2 million and growth in our patient handling revenue of $0.8 million. The increases were partially offset by the loss of certain customers. Many of our 360 solution customers utilize more than one of our equipment management program offerings in areas such as infusion, patient handling and negative pressure wound therapy. As of June 30, 2016,  we had 234 such active programs, up from 230 as of December 31, 2015.

Total cost of revenue in the segment increased $2.2 million, or 7.0%, to $33.2 million in the second quarter of 2016 as compared to the same period of 2015.  This increase was due to the increases in costs to support growth in our 360 solutions of $2.0 million largely due to the increase in employee related cost and an increase in rental costs of $1.0 million largerly due to the higher repair parts expense.

Medical equipment depreciation increased $0.6 million, or 4.4%, to $14.6 million in the second quarter of 2016 as compared to the same period of 2015. The increase in medical equipment depreciation was primarily due to additional medical equipment purchased in the second quarter of 2016.

Gross margin percentage for the MES segment decreased from 36.6% in the second quarter of 2015 to 36.2% in the same period of 2016. Gross margin rate was impacted by the higher depreciation and growth in our 360 solutions.

Clinical Engineering Solutions

(in thousands)

	Three Months Ended
	June 30,
	2016	2015	Change	% Change
Total revenue	$25,464	$24,784	$680	2.7%
Cost of revenue	20,644	20,041	603	3.0
Gross margin	$4,820	$4,743	$77	1.6
Gross margin %	18.9%	19.1%

Total revenue in the CES segment increased $0.7 million, or 2.7%, to $25.5 million in the second quarter of 2016 as compared to the same period of 2015. The increase was primarily due to growth in our managed 360 solutions.  As of June 30, 2016, we had 360 solutions implemented in 192 programs in our CES segment, up from 180 programs as of December 31, 2015.

Total cost of revenue in the segment increased $0.6 million, or 3.0%, to $20.6 million in the second quarter of 2016 as compared to the same period of 2015. The increase was primarily attributable to increases in repair parts and vendor expenses to support the revenue growth and mix shifts in type of service provided to customers.

Gross margin percentage for the CES segment decreased from 19.1% in the second quarter of 2015 to 18.9% in the same period of 2016. Gross margin percentage will fluctuate based on the variability of third-party vendor expenses in our 360 solutions and supplemental service programs, as well as fluctuation of services being performed in house for manufacturer services.

Surgical Services

(in thousands)

	Three Months Ended
	June 30,
	2016	2015	Change	% Change
Total revenue	$17,214	$16,421	$793	4.8%
Cost of revenue	8,956	8,722	234	2.7
Medical equipment depreciation	1,449	1,492	(43)	(2.9)
Gross margin	$6,809	$6,207	$602	9.7
Gross margin %	39.6%	37.8%

Total revenue in the SS segment increased $0.8 million, or 4.8%, to $17.2 million in the second quarter of 2016 as compared to the same period of 2015. The increase was primarily driven by organic growth in our surgical services business and to a lesser extent from an acquisition completed in the second quarter of 2015.

Total cost of revenue in the segment increased $0.2 million, or 2.7%, to $9.0 million in the second quarter of 2016 as compared to the same period of 2015. The increase was primarily attributable to an increase in cost of disposables and employee related costs to support growth in our surgical services business.

Medical equipment depreciation decreased $0.04 million, or 2.9%, to $1.4 million in the second quarter of 2016 as compared to the same period of 2015.

Gross margin percentage for the SS segment increased from 37.8% in the second quarter of 2015 to 39.6% in the same period of 2016. The increase in gross margin percentage was primarily driven by both positive operating leverage from volume growth and some shift to higher margin modalities.

Selling, General and Administrative and Interest Expense

(in thousands)

	Three Months Ended
	June 30,
	2016	2015	Change	% Change
Selling, general and administrative	$28,798	$31,038	$(2,240)	(7.2)%
(Gain) on settlement	(2,750)	(5,718)	2,968	*
Interest expense	13,061	13,249	(188)	(1.4)

Selling, General and Administrative

Selling, general and administrative expense decreased $2.2 million, or 7.2%, to $28.8 million for the second quarter of 2016 as compared to the same period of 2015. The decrease was primarily due to lower consulting costs.

Selling, general and administrative expense as a percentage of total revenue was 24.5% and 27.6% for the quarters ended June 30, 2016 and 2015, respectively.

Gain on Settlement

Gain on settlement of $2.8 and $5.7 million for the three months ended June 30, 2016 and 2015, respectively was related to settlements with a supplier and former supplier.

Interest Expense

Interest expense decreased $0.2 million to $13.1 million for the second quarter of 2016 as compared to the same period of 2015.

Income Taxes

Income taxes were an expense of $0.2 and $0.2 million for the three months ended June 30, 2016 and 2015, respectively. The tax expense for the three months ended June 30, 2016 and 2015 primarily related to state minimum fees. The expected tax benefit from operating loss during the three months ended June 30, 2016 was offset by the recording of additional valuation allowance. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

Consolidated Net Loss

Consolidated net loss decreased $1.2 million to $0.6 million in the second quarter of 2016 as compared to the same period of 2015.  Net loss was impacted by the growth in revenue as well as the decrease in selling, general and administrative expenses during the second quarter of 2016.

Consolidated Results of Operations for the six months ended June 30, 2016 compared to the six months ended June 30, 2015

Total Revenue

Total revenue for the six months ended June 30, 2016 was $239.7 million, compared to $225.8 million for the six months ended June 30, 2015, an increase of $13.9 million or 6.2%.  The net increase was primarily due to additional revenue within our MES segment related to growth in our 360 solutions of $6.4 million and sales and remarketing revenue of $3.4 million, growth in our CES segment of $1.9 million related to growth in providing existing and new customers with services on their equipment and growth in our SS segment of $2.1 million. These increases were partially offset due to customer losses in our MES segment.

Cost of Revenue

Total cost of revenue for the six months ended June 30, 2016 was $161.1 million compared to $152.1 million for the six months ended June 30, 2015, an increase of $9.0 million or 5.9%. The increase was primarily in our MES segment due to the increases in 360 solutions cost of $3.7 million, cost of equipment sales of $3.1 million and other rental costs of $2.3 million, an increase in our CES 360 solutions cost of $1.4 million corresponding with the 360 solutions revenue growth. The increases were partially offset by the  a decrease in medical equipment depreciation of $2.4 million.

Gross Margin

Total gross margin for the six months ended June 30, 2016 was $78.6 million, or 32.8% of total revenues, compared to $73.6 million, or 32.6% of total revenues, for the six months ended June 30, 2015, an increase of $5.0 million or 6.8%.  The increase in gross margin as a percent of revenue was primarily impacted by lower depreciation expense and a partial shift to higher margin modalities in the SS portions of the business.

Medical Equipment Solutions

(in thousands)

	Six Months Ended
	June 30,
	2016	2015	Change	% Change
Total revenue	$155,170	$145,169	$10,001	6.9%
Cost of revenue	71,494	62,331	9,163	14.7
Medical equipment depreciation	28,381	30,669	(2,288)	(7.5)
Gross margin	$55,295	$52,169	$3,126	6.0
Gross margin %	35.6%	35.9%

Total revenue in the MES segment increased $10.0 million, or 6.9%, to $155.2 million in the first six months of 2016 as compared to the same period of 2015.  The increase was primarily due to the growth in our 360 solutions from both new programs and expansion of existing programs of $6.4 million and growth in sales and remarketing of $3.4 million.  Many of our 360 Solution customers utilize more than one of our equipment management program offerings in areas such as infusion, patient handling and negative pressure wound therapy. As of June 30, 2016, we had 234 such active programs, up from 230 as of December 31, 2015.

Total cost of revenue in the segment increased $9.2 million, or 14.7%, to $71.5 million in the first six months of 2016 as compared to the same period of 2015.  This increase was due to  an increase in costs to support growth in our 360 solutions of $3.7 million largely due to increases in employee related expense of $2.0 million and repair parts of $0.7 million,  an increase in cost of equipment sales of $3.1 million and an increase in other supplemental rental costs of $2.3 million largely due to higher repair parts expense.

Medical equipment depreciation decreased $2.3 million, or 7.5%, to $28.4 million in the first six months of 2016 as compared to the same period of 2015. The decrease in medical equipment depreciation was primarily due to reduced depreciation resulting from disposals of certain medical equipment.

Gross margin percentage for the MES segment decreased from 35.9% in the first six months of 2015 to 35.6% in the same period of 2016. Gross margin rate was impacted by sales mix and higher repair parts expense, partly offset by lower depreciation.

Clinical Engineering Solutions

(in thousands)

	Six Months Ended
	June 30,
	2016	2015	Change	% Change
Total revenue	$51,042	$49,179	$1,863	3.8%
Cost of revenue	40,668	39,271	1,397	3.6
Gross margin	$10,374	$9,908	$466	4.7
Gross margin %	20.3%	20.1%

Total revenue in the CES segment increased $1.9 million, or 3.8%, to $51.0 million in the first six months of 2016 as compared to the same period of 2015. The increase was primarily due to growth in our managed 360 solutions.  As of June 30, 2016, we had 360 solutions implemented in 192 programs in our CES segment, up from 180 programs as of December 31, 2015.

Total cost of revenue in the segment increased $1.4 million, or 3.6%, to $40.7 million in the first six months of 2016 as compared to the same period of 2015. The increase is primarily attributable to increases in vendor expenses and employee related costs to support the revenue growth and mix shifts in type of service provided to customers.

Gross margin percentage for the CES segment increased from 20.1% in the first six months of 2015 to 20.3% in the same period of 2016.  Gross margin percentage will fluctuate based on the variability of third-party vendor expenses in our 360 solutions and supplemental service programs, as well as fluctuation of services being performed in house for manufacturer services.

Surgical Services

(in thousands)

	Six Months Ended
	June 30,
	2016	2015	Change	% Change
Total revenue	$33,532	$31,427	$2,105	6.7%
Cost of revenue	17,722	16,902	820	4.9
Medical equipment depreciation	2,866	2,966	(100)	(3.4)
Gross margin	$12,944	$11,559	$1,385	12.0
Gross margin %	38.6%	36.8%

Total revenue in the SS segment increased $2.1 million, or 6.7%, to $33.5 million in the first six months of 2016 as compared to the same period of 2015. The increase was driven primarily by organic growth in our surgical services business and to a lesser extent from an acquisition completed in the second quarter of 2015.

Total cost of revenue in the segment increased $0.8 million, or 4.9%, to $17.7 million in the first six months of 2016 as compared to the same period of 2015. The increase was primarily attributable to increases in cost of disposables and employee related costs to support growth in our surgical services business.

Medical equipment depreciation decreased $0.1 million, or 3.4%, to $2.9 million in the first six months of 2016 as compared to the same period of 2015.

Gross margin percentage for the SS segment increased from 36.8% in the first six months of 2015 to 38.6% in the same period of 2016. The increase in gross margin percentage was primarily driven by both positive operating leverage from volume growth and some shift to higher margin modalities.

Selling, General and Administrative, Gain on Settlement, Restructuring, Acquisition and Integration Expenses, Intangible Asset Impairment Charge and Interest Expense

(in thousands)

	Six Months Ended
	June 30,
	2016	2015	Change	% Change
Selling, general and administrative	$60,095	$61,189	$(1,094)	(1.8)%
(Gain) on settlement	(2,750)	(5,718)	2,968	*
Interest expense	26,130	26,559	(429)	(1.6)

*Not meaningful

Selling, General and Administrative

Selling, general and administrative expense decreased $1.1 million, or 1.8%, to $60.1 million for the first six months of 2016 as compared to the same period of 2015. The decrease was primarily due to lower consulting costs.

Selling, general and administrative expense as a percentage of total revenue was 25.1% and 27.1% for the six months ended June 30, 2016 and 2015, respectively.

Gain on Settlement

Gain on settlement of $2.8 and $5.7 million for the first six months of 2016 and 2015, respectively was related to settlements with a supplier and former supplier.

Interest Expense

Interest expense decreased $0.4 million to $26.1 million for the first six months of 2016 as compared to the same period of 2015.

Income Taxes

Income taxes were an expense of $0.4 and $0.4 million for the six months ended June 30, 2016 and 2015, respectively. The tax expense for the six months ended June 30, 2016 and 2015 primarily related to state minimum fees. The expected tax benefit from operating loss during the six months ended June 30, 2016 was offset by the recording of additional valuation allowance. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

Consolidated Net Loss

Consolidated net loss decreased $3.5 million to $5.2 million in the first six months of 2016 as compared to the same period of 2015.  Net loss was impacted by the decreases in medical equipment depreciation and selling, general and administrative expenses.

EBITDA

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was $63.5 and $64.1 million for the six months ended June 30, 2016 and 2015, respectively.  EBITDA for the six months ended June 30, 2016 was lower primarily due to lower gain on settlement.

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

	Six Months Ended
	June 30,
(in thousands)	2016	2015
Net loss attributable to Universal Hospital Services, Inc.	$(5,384)	$(8,965)
Interest expense	26,130	26,559
Provision for income taxes	387	351
Depreciation and amortization of intangibles	42,367	46,166
EBITDA	$63,500	$64,111

Other Financial Data:
Net cash provided by operating activities	$23,004	$40,225
Net cash used in investing activities	(23,534)	(23,044)
Net cash provided by (used in) financing activities	530	(17,181)

Other Operating Data (as of end of period):
Medical equipment (approximate number of owned outsourcing units)	246,000	254,000
District service centers	83	83
SS stand-alone service centers	5	5
Centers of Excellence	5	5

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

Net cash provided by operating activities was $23.0 and $40.2 million for the six months ended June 30, 2016 and 2015, respectively. The decrease in net cash provided by operating activities was primarily from the payment of incentives in 2016 and working capital decreases primarily related to timing.

Net cash used in investing activities was $23.5 and $23.0 million for the six months ended June 30, 2016 and 2015, respectively.

Net cash provided by (used in) financing activities was $0.5 and $(17.2) million for the six months ended June 30, 2016 and 2015, respectively.  The decrease in net cash used in financing activities was primarily due to higher net borrowings in 2016 compared to the same period of 2015.

Based on the level of operating performance expected in 2016, we believe our cash from operations and additional borrowings under our senior secured credit facility will meet our liquidity needs for the foreseeable future, exclusive of any borrowings that we may make to finance potential acquisitions.  However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could be adversely affected.  As of June 30, 2016, we had $131.8 million of availability under the senior secured credit facility based on a borrowing base of $165.5 million less borrowings of $29.2 million and after giving effect to $4.5 million used for letters of credit.  As of June 30, 2015, we had $140.7 million of availability under the senior secured credit facility based on a borrowing base of $171.6 million less borrowings of $27.0 million and after giving effect to $3.9 million used for letters of credit.

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

Interest Rates

We use both fixed and variable rate debt as sources of financing.  At June 30, 2016, we had approximately $698.7 million of total debt outstanding of which $29.2 million was bearing interest at variable rates. Based on variable debt levels at June 30, 2016, a 1.0 percentage point change in interest rates on variable rate debt would have resulted in annual interest expense fluctuating by approximately $0.3 million.

Fuel Costs

We are also exposed to market risks related to changes in the price of gasoline used to fuel our fleet of delivery and sales vehicles.  A hypothetical 10% increase in the first six months of 2016 average price of unleaded gasoline, assuming gasoline usage levels for the six months ended June 30, 2016, would lead to an annual increase in fuel costs of approximately $0.3 million.

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

Other Market Risk

As of June 30, 2016, we have no other material exposure to market risk.

Item 4.  Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.

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

101

Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

* Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 8, 2016

Universal Hospital Services, Inc.

By	/s/ Thomas J. Leonard
Thomas J. Leonard
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

By	/s/ James B. Pekarek
James B. Pekarek
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)