Form 10-Q
period 2016-09-30
UNIVERSAL HOSPITAL SERVICES INC
filed 2016-11-07
CIK 886171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2016

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 000-20086

UNIVERSAL HOSPITAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0760940
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Number of shares of common stock outstanding as of November 7, 2016:  1,000

Universal Hospital Services, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements — Unaudited

Universal Hospital Services, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share information)

(unaudited)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts of $1,400 at September 30, 2016 and $1,500 at December 31, 2015	$82,013	$71,252
Inventories	8,547	8,506
Other current assets	6,836	5,834
Total current assets	97,396	85,592
Property and equipment:
Medical equipment	596,533	590,091
Property and office equipment	91,644	85,341
Accumulated depreciation	(491,382)	(462,818)
Total property and equipment, net	196,795	212,614
Other long-term assets:
Goodwill	336,595	336,595
Other intangibles, net	153,992	162,354
Other	1,609	420
Total assets	$786,387	$797,575
Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$5,562	$4,867
Book overdrafts	3,559	6,444
Accounts payable	23,507	31,073
Accrued compensation	13,979	23,600
Accrued interest	6,405	18,742
Dividend payable	—	24
Other accrued expenses	16,660	14,564
Total current liabilities	69,672	99,314
Long-term debt, less current portion	707,309	682,591
Pension and other long-term liabilities	11,655	11,869
Deferred income taxes, net	53,140	52,959
Commitments and contingencies (Note 8)
Deficit
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Additional paid-in capital	244,183	241,833
Accumulated deficit	(292,165)	(283,066)
Accumulated other comprehensive loss	(7,610)	(8,165)
Total Universal Hospital Services, Inc. deficit	(55,592)	(49,398)
Noncontrolling interest	203	240
Total deficit	(55,389)	(49,158)
Total liabilities and deficit	$786,387	$797,575

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue
Medical equipment solutions	$73,463	$68,985	$228,633	$214,154
Clinical engineering solutions	26,926	25,401	77,968	74,581
Surgical services	17,559	16,727	51,091	48,154
Total revenues	117,948	111,113	357,692	336,889
Cost of Revenue
Cost of medical equipment solutions	33,146	30,134	104,640	92,466
Cost of clinical engineering solutions	21,278	20,063	61,946	59,333
Cost of surgical services	9,461	8,780	27,183	25,681
Medical equipment depreciation	15,545	16,590	46,792	50,225
Total costs of revenues	79,430	75,567	240,561	227,705
Gross margin	38,518	35,546	117,131	109,184
Selling, general and administrative	28,757	30,633	88,853	91,825
(Gain) on settlement	—	—	(2,750)	(5,718)
Operating income	9,761	4,913	31,028	23,077
Interest expense	13,081	13,250	39,210	39,810
Loss before income taxes and noncontrolling interest	(3,320)	(8,337)	(8,182)	(16,733)
Provision for income taxes	290	210	677	559
Consolidated net loss	(3,610)	(8,547)	(8,859)	(17,292)
Net income attributable to noncontrolling interest	105	121	240	341
Net loss attributable to Universal Hospital Services, Inc.	$(3,715)	$(8,668)	$(9,099)	$(17,633)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Consolidated net loss	$(3,610)	$(8,547)	$(8,859)	$(17,292)
Other comprehensive income:
Gain on minimum pension liability, net of tax of $0	185	244	555	732
Total other comprehensive income	185	244	555	732
Comprehensive loss	(3,425)	(8,303)	(8,304)	(16,560)
Comprehensive income attributable to noncontrolling interest	105	121	240	341
Comprehensive loss attributable to Universal Hospital Services, Inc.	$(3,530)	$(8,424)	$(8,544)	$(16,901)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Consolidated net loss	$(8,859)	$(17,292)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	54,966	57,413
Asset impairment charges	—	2,339
Amortization of intangibles, deferred financing costs and bond premium	8,736	9,664
Provision for doubtful accounts	3	208
Provision for inventory obsolescence	255	299
Non-cash share-based compensation expense	2,272	1,902
Gain on sales and disposals of equipment	(2,990)	(3,547)
Deferred income taxes	181	697
Interest on note receivable	(7)	—
Changes in operating assets and liabilities:
Accounts receivable	(10,764)	(2,533)
Inventories	(296)	(405)
Other operating assets	(1,201)	542
Accounts payable	(763)	595
Other operating liabilities	(19,021)	(6,636)
Net cash provided by operating activities	22,512	43,246
Cash flows from investing activities:
Medical equipment purchases	(41,293)	(38,771)
Property and office equipment purchases	(3,655)	(3,148)
Proceeds from disposition of property and equipment	8,907	10,799
Issuance of note receivable from officer	(983)	—
Acquisition	—	(2,600)
Net cash used in investing activities	(37,024)	(33,720)
Cash flows from financing activities:
Proceeds under senior secured credit facility	131,700	104,952
Payments under senior secured credit facility	(108,800)	(108,900)
Payments of principal under capital lease obligations	(4,683)	(5,756)
Payments of deferred financing costs	(97)	—
Holdback payment related to acquisition	(500)	—
Distributions to noncontrolling interests	(277)	(360)
Contributions from new members to limited liability company	—	70
Dividend and equity distribution payments	(24)	(39)
Proceeds from exercise of parent company stock options	78	—
Change in book overdrafts	(2,885)	507
Net cash provided by (used in) financing activities	14,512	(9,526)
Net change in cash and cash equivalents	—	—
Cash and cash equivalents at the beginning of period	—	—
Cash and cash equivalents at the end of period	$—	$—
Supplemental cash flow information:
Interest paid	$51,119	$51,432
Income taxes paid	619	728
Non-cash activities:
Medical equipment purchases included in accounts payable (at end of period)	$4,788	$10,906
Capital lease additions	6,920	7,108

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

The interim consolidated financial statements presented herein as of September 30, 2016, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  These adjustments are all of a normal, recurring nature.  The results of operations for any interim period are not necessarily indicative of results for the full year.

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

A description of our significant accounting policies is included in our 2015 Annual Report on Form 10-K. There have been no material changes to these policies for the quarter ended September 30, 2016.

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

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

3.Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 are summarized in the following table by type of inputs applicable to the fair value measurements:

	Fair Value at September 30, 2016				Fair Value at December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Contingent Consideration	$—	$—	$—	$—	$—	$—	$502	$502

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

During 2012, we recorded a contingent consideration liability, in the form of an earn-out payment, related to our acquisitions. During 2015, we recorded a holdback liability related to our acquisition. The contingent consideration and holdback payments are based on achieving certain revenue results. The fair value of the liability was estimated using a discounted cash flow approach with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement.  The significant inputs in the Level 3 measurement not supported by market activity included our assessments of expected future cash flows during the earn-out period, related to the assets acquired, appropriately discounted considering the uncertainties associated with the obligation, and calculated based on estimated revenues in accordance with the terms of the agreements. During the three months ended September 30, 2016 and 2015, we made no payment in earn-outs and holdback.  During the nine months ended September 30, 2016 and 2015, we paid $0.5 and $0.02 million, respectively, in earn-outs and holdback.

The assumptions used in preparing the discounted cash flow analysis included estimates of interest rates and the timing and amount of incremental cash flows.

A reconciliation of the beginning and ending balance for the Level 3 measurement are as follows:

(in thousands)
Balance at December 31, 2015	$502
Payments	(502)
Balance at September 30, 2016	$—

Fair Value of Other Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts receivable, accounts payable, accrued liabilities and senior secured credit facility, approximates fair value due to their short maturities. The fair value of our outstanding Original Notes and Add-on Notes (each as defined in Note 7, Long-Term Debt) as of September 30, 2016 and December 31, 2015, based on the quoted market price for the same or similar issues of debt, which represents a Level 2 fair value measurement, is approximately:

	September 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value
Original notes - 7.625% (1)	$420,211	$404,813	$419,274	$401,094
Add-on notes - 7.625% (2)	226,076	209,550	227,029	207,625

(1) The carrying value of the Original notes - 7.625% is net of unamortized deferred financing costs of $4.8 and $5.7 million as of September 30, 2016 and December 31, 2015, respectively.

(2) The carrying value of the Add-on notes - 7.625% is net of unamortized deferred financing costs of $2.0 and $2.4 million as of September 30, 2016 and December 31, 2015, respectively, and includes unamortized bond premium of $8.1 and $9.4 million as of September 30, 2016 and December 31, 2015, respectively.

4.Goodwill and Other Intangible Assets

Our goodwill as of September 30, 2016 and December 31, 2015, by reporting segment, consists of the following:

	Medical	Clinical
	Equipment	Engineering	Surgical
(in thousands)	Solutions	Solutions	Services	Total
Balance at December 31, 2015	$227,486	$55,655	$53,454	$336,595
Acquisition	—	—	—	—
Balance at September 30, 2016	$227,486	$55,655	$53,454	$336,595

Our other intangible assets as of September 30, 2016 and December 31, 2015 consist of the following:

	September 30, 2016				December 31, 2015
		Accumulated				Accumulated
(in thousands)	Cost	Amortization	Impairment	Net	Cost	Amortization	Impairment	Net
Finite-life intangibles
Customer relationship	$117,039	$(95,742)	$—	$21,297	$117,039	$(89,663)	$—	$27,376
Supply agreement	26,000	(24,548)	—	1,452	26,000	(22,369)	—	3,631
Non-compete agreements	948	(805)	—	143	948	(701)	—	247
Total finite-life intangibles	143,987	(121,095)	—	22,892	143,987	(112,733)	—	31,254
Indefinite-life intangibles
Trade names	166,000	—	(34,900)	131,100	166,000	—	(34,900)	131,100
Total intangible assets	$309,987	$(121,095)	$(34,900)	$153,992	$309,987	$(112,733)	$(34,900)	$162,354

Total amortization expense related to intangible assets were $2.6 and $3.0 million for the three months ended September 30, 2016 and 2015, respectively, and $8.4 and $9.1 million for the nine months ended September 30, 2016 and 2015, respectively.

The estimated future amortization expense for identifiable intangible assets during the remainder of 2016 and the next five years is as follows:

(in thousands)
Remainder of 2016	$2,609
2017	7,679
2018	6,095
2019	3,529
2020	1,537
2021	877

5.Deficit

The following tables represent changes in deficit that are attributable to our shareholders and noncontrolling interests for the nine month periods ended September 30, 2016 and 2015.

			Accumulated
	Additional		Other
	Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
(in thousands)	Capital	Deficit	Loss	Interests	Deficit
Balance at December 31, 2015	$241,833	$(283,066)	$(8,165)	$240	$(49,158)
Net (loss) income	—	(9,099)	—	240	(8,859)
Other comprehensive income	—	—	555	—	555
Share-based compensation	2,272	—	—	—	2,272
Stock options exercised	78	—	—	—	78
Cash distributions to noncontrolling interests	—	—	—	(277)	(277)
Balance at September 30, 2016	$244,183	$(292,165)	$(7,610)	$203	$(55,389)

			Accumulated
	Additional		Other
	Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
(in thousands)	Capital	Deficit	Loss	Interests	Deficit
Balance at December 31, 2014	$214,514	$(254,418)	$(9,062)	$219	$(48,747)
Net (loss) income	—	(17,633)	—	341	(17,292)
Other comprehensive income	—	—	732	—	732
Cash distributions to noncontrolling interests	—	—	—	(360)	(360)
Contributions from new members to limited liability company	—	—	—	70	70
Balance at September 30, 2015	$214,514	$(272,051)	$(8,330)	$270	$(65,597)

6.Share-Based Compensation

During the nine months ended September 30, 2016, activity under the 2007 Stock Option Plan (the “2007 Stock Option Plan”), of UHS Holdco, Inc., our parent company (“Parent”), was as follows:

				Weighted
				average
		Weighted	Aggregate	remaining
	Number of	average	intrinsic	contractual
(in thousands, except exercise price and years)	options	exercise price	value	term (years)
Outstanding at December 31, 2015	33,889	$0.71	$10,506	8.9
Granted	5,823	1.02
Exercised	(111)	0.71	$34
Forfeited or expired	(3,460)	0.71
Outstanding at September 30, 2016	36,141	$0.76	$9,414	8.1
Exercisable at September 30, 2016	12,074	$0.71	$3,743	8.1
Remaining authorized options available for issue	7,434

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

We determine the fair value of stock options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as an expense on a straight-line basis over the options’ expected vesting periods. The following assumptions were used in determining the fair value of stock options granted during the nine months ended September 30, 2016 and 2015 under the Black-Scholes model.

	Nine Months Ended
	September 30,
	2016	2015
Risk-free interest rate	1.50%	1.70%
Expected volatility	30.9%	27.0%
Dividend yield	N/A	N/A
Expected option life (years)	5.83	5.23
Black-Scholes Value of options	$0.33	$0.20

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

At September 30, 2016, unearned non-cash share-based compensation that we expect to recognize as expense over a weighted average period of 1.9 years totals approximately $5.5 million, net of our estimated forfeiture rate of 2.0%. The expense could be accelerated upon the sale of Parent or the Company.

In April 2015, Parent granted the Company’s Chief Executive Officer 7.0 million restricted stock units which vest over four years. Total compensation expense related to this grant was $0.3 million and $0.3 million for the three months ended September 30, 2016 and 2015, respectively, and $0.9 million and $0.6 million for the nine months ended September 30, 2016 and 2015, respectively.

Although Parent grants stock options and restricted stock units, the Company recognizes compensation cost, primarily included in Selling, General and Administrative expense, related to these options and units since the services are performed for its benefit.

7.Long-Term Debt

Long-term debt consists of the following:

	September 30,	December 31,
(in thousands)	2016	2015
Original notes - 7.625% (1)	$420,211	$419,274
Add-on notes - 7.625% (2)	226,076	227,029
Senior secured credit facility (3)	49,005	25,811
Capital lease obligations	17,579	15,344
	712,871	687,458
Less: Current portion of long-term debt	(5,562)	(4,867)
Total long-term debt	$707,309	$682,591

(1)	The carrying value of the Original notes - 7.625% is net of unamortized deferred financing costs of $4.8 and $5.7 million as of September 30, 2016 and December 31, 2015, respectively.
(2)

The carrying value of the Add-on notes - 7.625% is net of unamortized deferred financing costs of $2.0 and $2.4 million as of September 30, 2016 and December 31, 2015, respectively, and includes unamortized bond premium of $8.1 and $9.4 million as of September 30, 2016 and December 31, 2015, respectively.

(3)	The carrying value of the Senior secured credit facility is net of unamortized deferred financing costs of $1.9 and $2.2 million as of September 30, 2016 and December 31, 2015, respectively.

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

As of September 30, 2016, we had $111.7 million of availability under the senior secured credit facility based on a borrowing base of $167.1 million less borrowings of $50.9 million and after giving effect to $4.5 million used for letters of credit.

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

At September 30, 2016, we had $50.9 million of borrowings outstanding of which $25.0 million was accruing interest at a rate of 2.5277%,  $14.0 million was accruing interest at a rate of 2.5182% and $11.9 million was accruing interest at a rate of 4.5%.

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

In May 2016,  the Company entered into an amendment to an agreement with a supplier. Between the original agreement and this amendment, certain end users  described in the original agreement have entered into a direct agreement with the supplier or have elected to participate in a group purchasing organization agreement with the supplier. As a result, the supplier agreed to make a payment of $2.75 million to the Company. The Company recorded a net gain of $2.75 million related to this settlement which is reflected as a Gain on settlement in the Consolidated Statements of Operations during the nine month periods ended September 30, 2016.

On January 13, 2015, the Company filed suit in the Western District of Texas against Hill-Rom Holdings, Inc., Hill-Rom Company, Inc. and Hill-Rom Services, Inc. (the “Defendants”) alleging that the Defendants violated federal and state antitrust laws by willfully and unlawfully engaging in a pattern of exclusionary and predatory conduct in order to foreclose market competition and seeking actual damages, trebled damages and punitive damages.  On March 4, 2015, the Defendants filed a motion to transfer the case to another venue.  On March 23, 2015, the Defendants filed a motion to dismiss the case.  On July 2, 2015, the Court denied the Defendants’ motion to transfer.  On October 15, 2015, the Court denied the Defendants motion to dismiss. The litigation is currently early in the discovery phase.

9.Related Party Transactions

Management Agreement

On May 31, 2007, we and an affiliate of Irving Place Capital (together with its affiliates, “IPC”) entered into a professional services agreement pursuant to which IPC provides general advisory and management services to us with respect to financial and operating matters.  IPC is a principal owner of Parent, and the following members of our board of directors are associated with IPC:  Robert Juneja and Bret Bowerman. The professional services agreement requires us to pay an annual fee for ongoing advisory and management services equal to the greater of $0.5 million or 0.75% of our Adjusted EBITDA (as defined in the professional services agreement) for the immediately preceding fiscal year, payable in quarterly installments. The professional services agreement provides that IPC will be reimbursed for its reasonable out-of-pocket expenses in connection with certain activities undertaken pursuant to the professional services agreement and will be indemnified for liabilities incurred in connection with its role under the professional services agreement, other than for liabilities resulting from its gross negligence or willful misconduct. The term of the professional services agreement commenced on May 31, 2007 and will remain in effect unless and until either party notifies the other of its desire to terminate, we are sold to a third-party purchaser or we consummate a qualified initial public offering, as defined in the professional services agreement. Total professional services fees incurred to IPC were $0.2 and $0.2 million for the three month periods ended September 30, 2016 and 2015, respectively,  and $0.6 and $0.7 million for the nine month periods ended September 30, 2016 and 2015, respectively.

We entered into engagement letters with CTPartners, LLC (“CTPartners”) to conduct searches for certain executive positions.  One member of our board of directors was a former director of CTPartners. No fees incurred to CTPartners for the three month periods ended September 30, 2016 and 2015. Total fees incurred to CT Partners was $0 and $0.2 million during the nine month periods ended September 30, 2016 and 2015, respectively.

In connection with the Restricted Stock Unit Award Agreement, dated as of April 13, 2015, between an officer and the Company, we entered into a promissory note agreement with the officer dated April 13, 2016 for a total amount of $1.0 million which is included in other long-term assets in the Consolidated Balance Sheets. This note receivable bears annual interest at 1.45%. The principal and accrued interest of this note is due on the earliest of (i) the seventh anniversary of the date of this loan, (ii) any event with respect to borrower, which, in any such case of the loan were to remain outstanding on and after such date, would result in violation of Section 402 of the Sarbanes-Oxley Act of 2002, (iii) and certain events of default or (iv) a change in control. Interest income for this note was $0.004 and $0.007 million for the three and nine month periods ended September 30, 2016.

10.Limited Liability Companies

We participate with others in the formation of LLCs in which Surgical Services becomes a partner and shares the financial interest with the other investors. Surgical Services is the primary beneficiary of these LLCs. These LLCs acquire certain medical equipment for use in their respective business activities, which generally focus on surgical procedures. The LLCs will acquire medical equipment for rental purposes under equipment financing leases. At September 30, 2016, the LLCs had approximately $0.9 million of total assets. The third party investors in each respective LLC generally provide the lease financing company with individual proportionate lease guarantees based on their respective ownership percentages in the LLCs. In addition, Surgical Services will provide such financing companies with its corporate guarantee based on its respective ownership interest in each LLC. In certain instances, Surgical Services has provided such financing companies with an overall corporate guarantee in connection with equipment financing transactions. In such instances, the individual investors in each respective LLC will generally indemnify us against losses, if any, incurred in connection with its corporate guarantee. Additionally, we provide operational and administrative support to the LLCs in which it is a partner. As of September 30, 2016, we held interests in seven active LLCs.

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

11.Segment Information

Our reporting segments consist of Medical Equipment Solutions (“MES”), Clinical Engineering Solutions (“CES”) and Surgical Services (“SS”). Certain operating information for our segments as well as a reconciliation of total Company gross margin to loss before income taxes and noncontrolling interest was as follows:

Medical Equipment Solutions

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues	$73,463	$68,985	$228,633	$214,154
Cost of revenue	33,146	30,134	104,640	92,466
Medical equipment depreciation	14,008	15,043	42,389	45,712
Gross margin	$26,309	$23,808	$81,604	$75,976

Clinical Engineering Solutions

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues	$26,926	$25,401	$77,968	$74,581
Cost of revenue	21,278	20,063	61,946	59,333
Gross margin	$5,648	$5,338	$16,022	$15,248

Surgical Services

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues	$17,559	$16,727	$51,091	$48,154
Cost of revenue	9,461	8,780	27,183	25,681
Medical equipment depreciation	1,537	1,547	4,403	4,513
Gross margin	$6,561	$6,400	$19,505	$17,960

Total Gross Margin and Reconciliation to Loss Before Income Taxes and Noncontrolling Interest

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Total gross margin	$38,518	$35,546	$117,131	$109,184
Selling, general and administrative	28,757	30,633	88,853	91,825
(Gain) on settlement	—	—	(2,750)	(5,718)
Interest expense	13,081	13,250	39,210	39,810
Loss before income taxes and noncontrolling interest	$(3,320)	$(8,337)	$(8,182)	$(16,733)

Total Assets by Reporting Segment

(in thousands)

	September 30,	December 31,
	2016	2015
Medical Equipment Solutions	$574,166	$585,990
Clinical Engineering Solutions	113,190	110,588
Surgical Services	99,031	100,997
Total Company Assets	$786,387	$797,575

The following table provides additional detail on percentage of revenue for each group of similar products sold or services provided in the MES, CES and SS segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
MES
Equipment usage solutions	59.1%	59.4%	60.0%	60.6%
Equipment/disposable sales	3.2	2.7	3.9	3.0
	62.3	62.1	63.9	63.6
CES
Service solutions	22.8	22.9	21.8	22.1
SS
Equipment usage solutions	14.7	14.7	14.1	14.1
Equipment/disposable sales	0.2	0.3	0.2	0.2
	14.9	15.0	14.3	14.3
Total revenues	100.0%	100.0%	100.0%	100.0%

12.Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We evaluate the recoverability of our deferred tax assets by scheduling the expected reversals of deferred tax assets and liabilities in order to determine whether net operating loss carry forwards are recoverable prior to expiration and have established a valuation allowance in accordance with ASC Topic 740,  “Income Taxes”. The tax expense for the three and nine months ended September 30, 2016 primarily relates to state minimum fees. The expected tax benefit from operating loss during the three and nine months ended September 30, 2016 was offset by the recording of additional valuation allowance. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

At September 30, 2016, the Company had available unused federal net operating loss carryforwards of approximately $205.2 million. The net operating loss carryforwards will expire at various dates from 2018 through 2036.

13.Consolidating Financial Statements

In accordance with the provisions of the 2012 Indenture, as a 100%-owned subsidiary of UHS, Surgical Services has jointly and severally guaranteed all the Company’s Obligations (as defined in the 2012 Indenture) on a full and unconditional basis. Consolidating financial information of UHS and the guarantor is presented on the following pages.

Universal Hospital Services, Inc.

Consolidating Balance Sheets

(in thousands, except share and per share  information)

(unaudited)

	September 30, 2016
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts	$72,704	$9,309	$—	$82,013
Due from affiliates	29,520	—	(29,520)	—
Inventories	5,630	2,917	—	8,547
Other current assets	6,604	232	—	6,836
Total current assets	114,458	12,458	(29,520)	97,396
Property and equipment:
Medical equipment	545,117	51,416	—	596,533
Property and office equipment	81,243	10,401	—	91,644
Accumulated depreciation	(451,051)	(40,331)	—	(491,382)
Total property and equipment, net	175,309	21,486	—	196,795
Other long-term assets:
Goodwill	283,141	53,454	—	336,595
Investment in subsidiary	56,100	—	(56,100)	—
Other intangibles, net	142,709	11,283	—	153,992
Other	1,259	350	—	1,609
Total assets	$772,976	$99,031	$(85,620)	$786,387
Liabilities and (Deficit) Equity
Current liabilities:
Current portion of long-term debt	$4,165	$1,397	$—	$5,562
Book overdrafts	3,583	(24)	—	3,559
Due to affiliates	—	29,520	(29,520)	—
Accounts payable	20,437	3,070	—	23,507
Accrued compensation	11,934	2,045	—	13,979
Accrued interest	6,405	—	—	6,405
Other accrued expenses	16,475	185	—	16,660
Total current liabilities	62,999	36,193	(29,520)	69,672
Long-term debt, less current portion	703,320	3,989	—	707,309
Pension and other long-term liabilities	11,649	6	—	11,655
Deferred income taxes, net	50,585	2,555	—	53,140
Commitments and contingencies
(Deficit) Equity
Common stock	—	—	—	—
Additional paid-in capital	244,198	60,004	(60,019)	244,183
Accumulated deficit	(288,246)	(3,919)	—	(292,165)
Accumulated loss in subsidiary	(3,919)	—	3,919	—
Accumulated other comprehensive loss	(7,610)	—	—	(7,610)
Total Universal Hospital Services, Inc. (deficit) equity	(55,577)	56,085	(56,100)	(55,592)
Noncontrolling interest	—	203	—	203
Total (deficit) equity	(55,577)	56,288	(56,100)	(55,389)
Total liabilities and (deficit) equity	$772,976	$99,031	$(85,620)	$786,387

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

Universal Hospital Services, Inc.

Consolidating Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended September 30, 2016
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Revenue
Medical equipment solutions	$73,463	$—	$—	$73,463
Clinical engineering solutions	26,926	—	—	26,926
Surgical services	—	17,559	—	17,559
Total revenues	100,389	17,559	—	117,948
Cost of Revenue
Cost of medical equipment solutions	33,146	—	—	33,146
Cost of clinical engineering solutions	21,278	—	—	21,278
Cost of surgical services	—	9,461	—	9,461
Medical equipment depreciation	14,008	1,537	—	15,545
Total costs of revenues	68,432	10,998	—	79,430
Gross margin	31,957	6,561	—	38,518
Selling, general and administrative	23,926	4,831	—	28,757
Operating income	8,031	1,730	—	9,761
Equity in earnings of subsidiary	(689)	—	689	—
Interest expense	12,539	542	—	13,081
(Loss) income before income taxes and noncontrolling interest	(3,819)	1,188	(689)	(3,320)
(Benefit) provision for income taxes	(209)	499	—	290
Consolidated net (loss) income	(3,610)	689	(689)	(3,610)
Net income attributable to noncontrolling interest	—	105	—	105
Net (loss) income attributable to Universal Hospital Services, Inc.	$(3,610)	$584	$(689)	$(3,715)

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

Universal Hospital Services, Inc.

Consolidating Statements of Operations

(in thousands)

(unaudited)

	Nine Months Ended September 30, 2016
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Revenue
Medical equipment solutions	$228,633	$—	$—	$228,633
Clinical engineering solutions	77,968	—	—	77,968
Surgical services	—	51,091	—	51,091
Total revenues	306,601	51,091	—	357,692
Cost of Revenue
Cost of medical equipment solutions	104,640	—	—	104,640
Cost of clinical engineering solutions	61,946	—	—	61,946
Cost of surgical services	—	27,183	—	27,183
Medical equipment depreciation	42,389	4,403	—	46,792
Total costs of revenues	208,975	31,586	—	240,561
Gross margin	97,626	19,505	—	117,131
Selling, general and administrative	74,385	14,468	—	88,853
(Gain) on settlement	(2,750)	—	—	(2,750)
Operating income	25,991	5,037	—	31,028
Equity in earnings of subsidiary	(1,957)	—	1,957	—
Interest expense	37,592	1,618	—	39,210
(Loss) income before income taxes and noncontrolling interest	(9,644)	3,419	(1,957)	(8,182)
(Benefit) provision for income taxes	(785)	1,462	—	677
Consolidated net (loss) income	(8,859)	1,957	(1,957)	(8,859)
Net income attributable to noncontrolling interest	—	240	—	240
Net (loss) income attributable to Universal Hospital Services, Inc.	$(8,859)	$1,717	$(1,957)	$(9,099)

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

Universal Hospital Services, Inc.

Consolidating Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended September 30, 2016				Nine Months Ended September 30, 2016
	Parent	Subsidiary			Parent	Subsidiary
	Issuer	Guarantor	Consolidating		Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated	UHS	Surgical Services	Adjustments	Consolidated
Consolidated net (loss) income	$(3,610)	$689	$(689)	$(3,610)	$(8,859)	$1,957	$(1,957)	$(8,859)
Other comprehensive income:
Gain on minimum pension liability, net of tax	185	—	—	185	555	—	—	555
Total other comprehensive income	185	—	—	185	555	—	—	555
Comprehensive (loss) income	(3,425)	689	(689)	(3,425)	(8,304)	1,957	(1,957)	(8,304)
Comprehensive income attributable to noncontrolling interest	—	105	—	105	—	240	—	240
Comprehensive (loss) income attributable to Universal Hospital Services, Inc.	$(3,425)	$584	$(689)	$(3,530)	$(8,304)	$1,717	$(1,957)	$(8,544)

	Three Months Ended September 30, 2015				Nine Months Ended September 30, 2015
	Parent	Subsidiary			Parent	Subsidiary
	Issuer	Guarantor	Consolidating		Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated	UHS	Surgical Services	Adjustments	Consolidated
Consolidated net (loss) income	$(8,547)	$442	$(442)	$(8,547)	$(17,292)	$1,201	$(1,201)	$(17,292)
Other comprehensive income:
Gain on minimum pension liability, net of tax	244	—	—	244	732	—	—	732
Total other comprehensive income	244	—	—	244	732	—	—	732
Comprehensive (loss) income	(8,303)	442	(442)	(8,303)	(16,560)	1,201	(1,201)	(16,560)
Comprehensive income attributable to noncontrolling interest	—	121	—	121	—	341	—	341
Comprehensive (loss) income attributable to Universal Hospital Services, Inc.	$(8,303)	$321	$(442)	$(8,424)	$(16,560)	$860	$(1,201)	$(16,901)

Universal Hospital Services, Inc.

Consolidating Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30, 2016
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Cash flows from operating activities:
Consolidated net (loss) income	$(8,859)	$1,957	$(1,957)	$(8,859)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	49,447	5,519	—	54,966
Amortization of intangibles, deferred financing costs and bond premium	6,185	2,551	—	8,736
Equity in earnings of subsidiary	(1,957)	—	1,957	—
Provision for doubtful accounts	(14)	17	—	3
Provision for inventory obsolescence	167	88	—	255
Non-cash share-based compensation expense	2,272	—	—	2,272
Gain on sales and disposals of equipment	(3,136)	146	—	(2,990)
Deferred income taxes	1,148	(967)	—	181
Interest on note receivable	(7)	—	—	(7)
Changes in operating assets and liabilities:
Accounts receivable	(10,402)	(362)	—	(10,764)
Due from affiliates	(375)	—	375	—
Inventories	(1,264)	968	—	(296)
Other operating assets	(839)	(362)	—	(1,201)
Accounts payable	323	(1,086)	—	(763)
Other operating liabilities	(18,753)	(268)	—	(19,021)
Net cash provided by operating activities	13,936	8,201	375	22,512
Cash flows from investing activities:
Medical equipment purchases	(35,210)	(6,083)	—	(41,293)
Property and office equipment purchases	(3,619)	(36)	—	(3,655)
Proceeds from disposition of property and equipment	8,868	39	—	8,907
Issuance of note receivable from officer	(983)	—	—	(983)
Net cash used in investing activities	(30,944)	(6,080)	—	(37,024)
Cash flows from financing activities:
Proceeds under senior secured credit facility	131,700	—	—	131,700
Payments under senior secured credit facility	(108,800)	—	—	(108,800)
Payments of principal under capital lease obligations	(3,557)	(1,126)	—	(4,683)
Payments of deferred financing costs	(97)	—	—	(97)
Holdback payment related to acquisition	—	(500)	—	(500)
Distributions to noncontrolling interests	—	(277)	—	(277)
Dividend and equity distribution payments	(24)	—	—	(24)
Proceeds from exercise of parent company stock options	78	—	—	78
Due to affiliates	—	375	(375)	—
Change in book overdrafts	(2,292)	(593)	—	(2,885)
Net cash provided by (used in) financing activities	17,008	(2,121)	(375)	14,512
Net change in cash and cash equivalents	—	—	—	—
Cash and cash equivalents at the beginning of period	—	—	—	—
Cash and cash equivalents at the end of period	$—	$—	$—	$—

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

14.Restructuring

We incurred no restructuring expense during the three months and nine months ended September 30, 2016 and 2015. As of December 31, 2015, we had $2.4 million of restructuring liability. For the nine months ended September 30, 2016,  $2.2 million in restructuring charges was paid. No additional restructuring was recorded in the first three quarters of 2016 for new severance arrangements and the remaining liability of $0.2 million as of September 30, 2016 is expected to be paid out by the end of the first quarter of 2017 and is included in the “other accrued expenses” in the Consolidated Balance Sheets. As of December 31, 2014, we had $1.6 million of restructuring liability. For the nine months ended September 30, 2015,  $1.4 million in restructuring charges was paid. No additional restructuring was recorded in the first three quarters of 2015 for new severance arrangements and the remaining $0.2 million was a liability as of September 30, 2015.

15.Concentration

One customer accounted for approximately 16% and 14% of total revenue for the nine months ended September 30, 2016 and 2015, respectively.

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

UHS delivers health care solutions through three segments: Medical Equipment Solutions (“MES”), Clinical Engineering Solutions (“CES”) and Surgical Services (“SS”). As of September 30, 2016, we owned or managed over 700,000 units of medical equipment consisting of approximately 400,000 owned or managed units in our MES segment, over 300,000 units of customer-owned equipment we managed in our CES segment and over 7,000 units of owned or managed mobile surgical equipment in our SS segment. Our diverse customer base includes more than 7,000 national, regional and local acute care hospitals and alternate site providers (such as long-term acute care hospitals, skilled nursing facilities, surgery centers, specialty hospitals, nursing homes and home care providers). We also have relationships with more than 200 medical device manufacturers, many of the nation’s largest group purchasing organizations (“GPOs”) and many health system integrated delivery networks (“IDNs”).  All of our solutions leverage our nationwide network of 83 district service centers, five CES Centers of Excellence and an additional five stand-alone SS service centers, together with our more than 75 years of experience managing and servicing all aspects of medical equipment.  Our fees are paid directly by our customers rather than by direct reimbursement from third-party payors, such as private insurers, Medicare or Medicaid.

We report our financial results in three segments. Our reporting segments consist of MES, CES and SS. We evaluate the performance of our reportable segments based on gross margin. The accounting policies of the individual reportable segments are the same as those of the entire company.

Medical Equipment Solutions

Our MES segment accounted for $73.5 and $69.0 million, or approximately 62.3% and 62.1% of our revenues, for the three months ended September 30, 2016 and 2015, respectively and $228.6 and $214.2 million, or approximately 63.9% and 63.6% of our revenues, for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016,  the MES segment owned or managed approximately 400,000 units of medical equipment ranging across many clinical categories, manufacturers and models.  These solutions are provided primarily to hospitals and other acute care providers for use through their facilities, including the emergency room, operating room, critical care, intensive care, rehabilitation and general patient care areas.

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

Clinical Engineering Solutions

Our CES segment accounted for $26.9 and $25.4 million, or approximately 22.8% and 22.9% of our revenues, for the three months ended September 30, 2016 and 2015, respectively and $78.0 and $74.6 million, or approximately 21.8% and 22.1% of our revenues, for the nine months ended September 30, 2016 and 2015, respectively. We offer a broad range of inspection, preventive maintenance, repair, logistic and consulting services through our team of over 390 technicians and professionals located throughout the United States in our nationwide network of service centers.  We managed over 300,000 units of customer owned equipment as of September 30, 2016.  In addition, as of September 30, 2016, we serviced approximately 400,000 units that we own or directly manage in our MES segment.

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

Surgical Services

Our SS segment accounted for $17.6 and $16.7 million, or approximately 14.9% and 15.0% of our revenues, for the three months ended September 30, 2016 and 2015,  respectively and $51.1 and $48.2 million, or approximately 14.3% and 14.3% of our revenues, for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, we owned or managed over 7,000 units of mobile surgical equipment in our SS segment, primarily used in the practice of general surgery, orthopedic surgery, otolaryngology, urology, obstetrics, gynecology, podiatry, dermatology and plastic/cosmetics.

SS provides high end, state-of-the-art surgical equipment and associated products along with trained and certified Surgical Equipment Technologists (“technologists”) to assist in the procedural operation of the equipment. We provide these services to over 1,000 acute care hospitals and surgery centers through our nationwide network of 83 district service centers and an additional five stand-alone SS service centers. Our technologists work in the operating room (“O.R.”) and support physicians and O.R. personnel. The services are offered on a per-procedure basis. Our technologists deliver, set up, and create a safe environment for hospital and clinical personnel operating the equipment and provide all necessary disposable materials needed. Our technologists work closely with our customers to confirm that all certifications and credentials meet requirements to provide on-site services. Our technologists also assist customers in the operation of facility-owned assets and supplement the training and staffing of their personnel.  As of September 30, 2016, SS provided solutions in 42 states.

We have two primary solutions in our SS segment:

•	On-Demand and Scheduled Usage Solutions; and
•	360 On-site Managed Solutions.

RESULTS OF OPERATIONS

The following discussion addresses:

•	our financial condition as of September 30, 2016 and
•	the results of operations for the three-month and nine-month periods ended September 30, 2016 and 2015.

This discussion should be read in conjunction with the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in our 2015 Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

The following table provides information on the percentages of certain items of selected financial data compared to total revenues for the three-month and nine-month periods ended September 30, 2016 and 2015.  The table below also indicates the percentage increase or decrease over the prior comparable period.

	Percent to Total Revenues		Percent	Percent to Total Revenues		Percent
	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2016	2015	(Decrease)	2016	2015	(Decrease)
Revenue
Medical equipment solutions	62.3%	62.1%	6.5%	63.9%	63.6%	6.8%
Clinical engineering solutions	22.8	22.9	6.0	21.8	22.1	4.5
Surgical services	14.9	15.0	5.0	14.3	14.3	6.1
Total revenues	100.0%	100.0%	6.2	100.0%	100.0%	6.2
Cost of Revenue
Cost of medical equipment solutions	28.1	27.1	10.0	29.3	27.4	13.2
Cost of clinical engineering solutions	18.0	18.1	6.1	17.3	17.6	4.4
Cost of surgical services	8.0	7.9	7.8	7.6	7.6	5.8
Medical equipment depreciation	13.2	14.9	(6.3)	13.1	14.9	(6.8)
Total costs of revenues	67.3	68.0	5.1	67.3	67.5	5.6
Gross margin	32.7	32.0	8.4	32.7	32.5	7.3
Selling, general and administrative	24.4	27.6	(6.1)	24.8	27.3	(3.2)
(Gain) on settlement	—	—	—	(0.8)	(1.7)	*
Operating income	8.3	4.4	98.7	8.7	6.9	34.5
Interest expense	11.1	11.9	(1.3)	11.0	11.8	(1.5)
Loss before income taxes and noncontrolling interest	(2.8)	(7.5)	(60.2)	(2.3)	(4.9)	(51.1)
Provision for income taxes	0.2	0.2	*	0.2	0.2	*
Consolidated net loss	(3.0)%	(7.7)%	(57.8)	(2.5)%	(5.1)%	(48.8)

*Not meaningful

Consolidated Results of Operations for the three months ended September 30, 2016 compared to the three months ended September 30, 2015

Total Revenue

Total revenue for the three months ended September 30, 2016 was $117.9 million, compared to $111.1 million for the three months ended September 30, 2015, an increase of $6.8 million or 6.2%.  The net increase was primarily due to additional revenue within our MES segment related to growth in our 360 Solutions of $3.4 million,  growth in our CES segment of $1.5 million related to growth in providing existing and new customers with services on their equipment and growth in our SS segment of $0.8 million. These increases were partially offset by customer losses in the MES segment.

Cost of Revenue

Total cost of revenue for the three months ended September 30, 2016 was $79.4 million compared to $75.6 million for the three months ended September 30, 2015, an increase of $3.8 million or 5.1%. The increase was primarily in our MES segment due to increases in 360 solutions cost of $1.6 million and other rental costs of $1.3 million and the increase in CES 360 solutions cost of $1.2 million. The increase was partially offset with the decrease in medical equipment depreciation of $1.0 million.

Gross Margin

Total gross margin for the three months ended September 30, 2016 was $38.5 million, or 32.7% of total revenues, compared to $35.5 million, or 32.0% of total revenues, for the three months ended September 30, 2015, an increase of $3.0 million or 8.4%.  The increase in gross margin as a percent of revenue for the quarter was primarily impacted by growth in our 360 solutions and lower depreciation expense.

Medical Equipment Solutions

(in thousands)

	Three Months Ended
	September 30,
	2016	2015	Change	% Change
Total revenue	$73,463	$68,985	$4,478	6.5%
Cost of revenue	33,146	30,134	3,012	10.0
Medical equipment depreciation	14,008	15,043	(1,035)	(6.9)
Gross margin	$26,309	$23,808	$2,501	10.5
Gross margin %	35.8%	34.5%

Total revenue in the MES segment increased $4.5 million, or 6.5%, to $73.5 million in the third quarter of 2016 as compared to the same period of 2015.  The increase was primarily due to the growth in our 360 solutions from both new programs and expansion of existing programs of $3.4 million and growth in our sales and remarketing revenue of $0.7 million. The increases were partially offset by the loss of certain customers. Many of our 360 solution customers utilize more than one of our equipment management program offerings in areas such as infusion, patient handling and negative pressure wound therapy. As of September 30, 2016,  we had 238 such active programs, up from 230 as of December 31, 2015.

Total cost of revenue in the segment increased $3.0 million, or 10.0%, to $33.1 million in the third quarter of 2016 as compared to the same period of 2015.  This increase was due to the increases in costs to support growth in our 360 solutions of $1.6 million largely due to the increase in employee related cost and an increase in rental costs of $1.3 million largerly due to the higher technician costs and repair parts expense.

Medical equipment depreciation decreased $1.0 million, or 6.9%, to $14.0 million in the third quarter of 2016 as compared to the same period of 2015. The decrease in medical equipment depreciation was primarily due to reduced depreciation resulting from disposals of certain medical equipment.

Gross margin percentage for the MES segment increased from 34.5% in the third quarter of 2015 to 35.8% in the same period of 2016. Gross margin rate was impacted by lower depreciation and growth in our 360 solutions.

Clinical Engineering Solutions

(in thousands)

	Three Months Ended
	September 30,
	2016	2015	Change	% Change
Total revenue	$26,926	$25,401	$1,525	6.0%
Cost of revenue	21,278	20,063	1,215	6.1
Gross margin	$5,648	$5,338	$310	5.8
Gross margin %	21.0%	21.0%

Total revenue in the CES segment increased $1.5 million, or 6.0%, to $26.9 million in the third quarter of 2016 as compared to the same period of 2015. The increase was primarily due to growth in our managed 360 solutions.  As of September 30, 2016, we had 360 solutions implemented in 203 programs in our CES segment, up from 180 programs as of December 31, 2015.

Total cost of revenue in the segment increased $1.2 million, or 6.1%, to $21.3 million in the third quarter of 2016 as compared to the same period of 2015. The increase was primarily attributable to increases in repair parts and vendor expenses to support the revenue growth and mix shifts in type of service provided to customers.

Gross margin percentage for the CES segment was consistent at 21.0% in the third quarter of 2016 and 2015.

Surgical Services

(in thousands)

	Three Months Ended
	September 30,
	2016	2015	Change	% Change
Total revenue	$17,559	$16,727	$832	5.0%
Cost of revenue	9,461	8,780	681	7.8
Medical equipment depreciation	1,537	1,547	(10)	(0.6)
Gross margin	$6,561	$6,400	$161	2.5
Gross margin %	37.4%	38.3%

Total revenue in the SS segment increased $0.8 million, or 5.0%, to $17.6 million in the third quarter of 2016 as compared to the same period of 2015. The increase was primarily driven by organic growth in our surgical services business.

Total cost of revenue in the segment increased $0.7 million, or 7.8%, to $9.5 million in the third quarter of 2016 as compared to the same period of 2015. The increase was primarily attributable to an increase in employee related costs to support growth in our surgical services business.

Medical equipment depreciation decreased $0.01 million, or 0.6%, to $1.5 million in the third quarter of 2016 as compared to the same period of 2015.

Gross margin percentage for the SS segment decreased from 38.3% in the third quarter of 2015 to 37.4% in the same period of 2016. The decrease in gross margin percentage was primarily driven by higher employee related costs.

Selling, General and Administrative and Interest Expense

(in thousands)

	Three Months Ended
	September 30,
	2016	2015	Change	% Change
Selling, general and administrative	$28,757	$30,633	$(1,876)	(6.1)%
Interest expense	13,081	13,250	(169)	(1.3)

Selling, General and Administrative

Selling, general and administrative expense decreased $1.9 million, or 6.1%, to $28.8 million for the third quarter of 2016 as compared to the same period of 2015. The decrease was primarily due to lower travel, payroll, depreciation and amortization expenses.

Selling, general and administrative expense as a percentage of total revenue was 24.4% and 27.6% for the quarters ended September 30, 2016 and 2015, respectively.

Interest Expense

Interest expense decreased $0.2 million to $13.1 million for the third quarter of 2016 as compared to the same period of 2015.

Income Taxes

Income taxes were an expense of $0.3 and $0.2 million for the three months ended September 30, 2016 and 2015, respectively. The tax expense for the three months ended September 30, 2016 and 2015 primarily related to state minimum fees. The expected tax benefit from operating loss during the three months ended September 30, 2016 was offset by the recording of additional valuation allowance. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

Consolidated Net Loss

Consolidated net loss decreased $4.9 million to $3.6 million in the third quarter of 2016 as compared to the same period of 2015.  Net loss was impacted by the growth in revenue as well as the decrease in selling, general and administrative expenses during the third quarter of 2016.

Consolidated Results of Operations for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Total Revenue

Total revenue for the nine months ended September 30, 2016 was $357.7 million, compared to $336.9 million for the nine months ended September 30, 2015, an increase of $20.8 million or 6.2%.  The net increase was primarily due to additional revenue within our MES segment related to growth in our 360 solutions of $9.8 million and sales and remarketing revenue of $4.1 million, growth in our CES segment of $3.4 million related to growth in providing existing and new customers with services on their equipment and growth in our SS segment of $2.9 million. These increases were partially offset by customer losses in our MES segment.

Cost of Revenue

Total cost of revenue for the nine months ended September 30, 2016 was $240.6 million compared to $227.7 million for the nine months ended September 30, 2015, an increase of $12.9 million or 5.6%. The increase was primarily in our MES segment due to the increases in 360 solutions cost of $5.3 million, other rental costs of $3.6 million and cost of equipment sales of $3.2 million, an increase in our CES 360 solutions cost of $2.6 million corresponding with the 360 solutions revenue growth and an increase in our SS cost of $1.5 million. The increases were partially offset by a decrease in medical equipment depreciation of $3.4 million.

Gross Margin

Total gross margin for the nine months ended September 30, 2016 was $117.1 million, or 32.7% of total revenues, compared to $109.2 million, or 32.5% of total revenues, for the nine months ended September 30, 2015, an increase of $7.9 million or 7.3%.  The increase in gross margin as a percent of revenue was primarily impacted by lower depreciation expense and growth in our 360 solutions.

Medical Equipment Solutions

(in thousands)

	Nine Months Ended
	September 30,
	2016	2015	Change	% Change
Total revenue	$228,633	$214,154	$14,479	6.8%
Cost of revenue	104,640	92,466	12,174	13.2
Medical equipment depreciation	42,389	45,712	(3,323)	(7.3)
Gross margin	$81,604	$75,976	$5,628	7.4
Gross margin %	35.7%	35.5%

Total revenue in the MES segment increased $14.5 million, or 6.8%, to $228.6 million in the first nine months of 2016 as compared to the same period of 2015.  The increase was primarily due to the growth in our 360 solutions from both new programs and expansion of existing programs of $9.8 million and growth in sales and remarketing of $4.1 million.  Many of our 360 Solution customers utilize more than one of our equipment management program offerings in areas such as infusion, patient handling and negative pressure wound therapy. As of September 30, 2016, we had 238 such active programs, up from 230 as of December 31, 2015.

Total cost of revenue in the segment increased $12.2 million, or 13.2%, to $104.6 million in the first nine months of 2016 as compared to the same period of 2015.  This increase was due to  an increase in costs to support growth in our 360 solutions of $5.3 million largely due to increases in employee related expense of $3.1 million and repair parts of $0.8 million, an increase in other supplemental rental costs of $3.6 million largely due to higher repair parts expense and an increase in cost of equipment sales of $3.3 million.

Medical equipment depreciation decreased $3.3 million, or 7.3%, to $42.4 million in the first nine months of 2016 as compared to the same period of 2015. The decrease in medical equipment depreciation was primarily due to reduced depreciation resulting from disposals of certain medical equipment.

Gross margin percentage for the MES segment increased from 35.5% in the first nine months of 2015 to 35.7% in the same period of 2016. Gross margin rate was impacted by sales mix and lower depreciation.

Clinical Engineering Solutions

(in thousands)

	Nine Months Ended
	September 30,
	2016	2015	Change	% Change
Total revenue	$77,968	$74,581	$3,387	4.5%
Cost of revenue	61,946	59,333	2,613	4.4
Gross margin	$16,022	$15,248	$774	5.1
Gross margin %	20.5%	20.4%

Total revenue in the CES segment increased $3.4 million, or 4.5%, to $78.0 million in the first nine months of 2016 as compared to the same period of 2015. The increase was primarily due to growth in our managed 360 solutions.  As of September 30, 2016, we had 360 solutions implemented in 203 programs in our CES segment, up from 180 programs as of December 31, 2015.

Total cost of revenue in the segment increased $2.6 million, or 4.4%, to $61.9 million in the first nine months of 2016 as compared to the same period of 2015. The increase is primarily attributable to increases in vendor expenses and employee related costs to support the revenue growth and mix shifts in type of service provided to customers.

Gross margin percentage for the CES segment increased from 20.4% in the first nine months of 2015 to 20.5% in the same period of 2016.  Gross margin percentage will fluctuate based on the variability of third-party vendor expenses in our 360 solutions and supplemental service programs, as well as fluctuation of services being performed for manufacturer services.

Surgical Services

(in thousands)

	Nine Months Ended
	September 30,
	2016	2015	Change	% Change
Total revenue	$51,091	$48,154	$2,937	6.1%
Cost of revenue	27,183	25,681	1,502	5.8
Medical equipment depreciation	4,403	4,513	(110)	(2.4)
Gross margin	$19,505	$17,960	$1,545	8.6
Gross margin %	38.2%	37.3%

Total revenue in the SS segment increased $2.9 million, or 6.1%, to $51.1 million in the first nine months of 2016 as compared to the same period of 2015. The increase was driven primarily by organic growth in our surgical services business and to a lesser extent from an acquisition completed in the second quarter of 2015.

Total cost of revenue in the segment increased $1.5 million, or 5.8%, to $27.2 million in the first nine months of 2016 as compared to the same period of 2015. The increase was primarily attributable to the increases in employee related costs to support growth in our surgical services business and cost of disposables.

Medical equipment depreciation decreased $0.1 million, or 2.4%, to $4.4 million in the first nine months of 2016 as compared to the same period of 2015.

Gross margin percentage for the SS segment increased from 37.3% in the first nine months of 2015 to 38.2% in the same period of 2016. The increase in gross margin percentage was primarily driven by both positive operating leverage from volume growth and some shift to higher margin modalities.

Selling, General and Administrative, Gain on Settlement, Restructuring, Acquisition and Integration Expenses, Intangible Asset Impairment Charge and Interest Expense

(in thousands)

	Nine Months Ended
	September 30,
	2016	2015	Change	% Change
Selling, general and administrative	$88,853	$91,825	$(2,972)	(3.2)%
(Gain) on settlement	(2,750)	(5,718)	2,968	*
Interest expense	39,210	39,810	(600)	(1.5)

*Not meaningful

Selling, General and Administrative

Selling, general and administrative expense decreased $3.0 million, or 3.2%, to $88.9 million for the first nine months of 2016 as compared to the same period of 2015. The decrease was primarily due to lower consulting costs.

Selling, general and administrative expense as a percentage of total revenue was 24.8% and 27.3% for the nine months ended September 30, 2016 and 2015, respectively.

Gain on Settlement

Gain on settlement of $2.8 and $5.7 million for the first nine months of 2016 and 2015, respectively was related to settlements with a supplier and former supplier.

Interest Expense

Interest expense decreased $0.6 million to $39.2 million for the first nine months of 2016 as compared to the same period of 2015.

Income Taxes

Income taxes were an expense of $0.7 and $0.6 million for the nine months ended September 30, 2016 and 2015, respectively. The tax expense for the nine months ended September 30, 2016 and 2015 primarily related to state minimum fees. The expected tax benefit from operating loss during the nine months ended September 30, 2016 was offset by the recording of additional valuation allowance. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

Consolidated Net Loss

Consolidated net loss decreased $8.4 million to $8.9 million in the first nine months of 2016 as compared to the same period of 2015.  Net loss was impacted by the growth in revenue as well as the decreases in medical equipment depreciation and selling, general and administrative expenses.

EBITDA

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was $94.1 and $91.6 million for the nine months ended September 30, 2016 and 2015, respectively.  EBITDA for the nine months ended September 30, 2016 was higher primarily due to lower medical equipment depreciation and selling, general and administration expenses.

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

	Nine Months Ended
	September 30,
(in thousands)	2016	2015
Net loss attributable to Universal Hospital Services, Inc.	$(9,099)	$(17,633)
Interest expense	39,210	39,810
Provision for income taxes	677	559
Depreciation and amortization of intangibles	63,328	68,850
EBITDA	$94,116	$91,586

Other Financial Data:
Net cash provided by operating activities	$22,512	$43,246
Net cash used in investing activities	(37,024)	(33,720)
Net cash provided by (used in) financing activities	14,512	(9,526)

Other Operating Data (as of end of period):
Medical equipment (approximate number of owned outsourcing units)	246,000	254,000
District service centers	83	83
SS stand-alone service centers	5	4
Centers of Excellence	5	5

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

Net cash provided by operating activities was $22.5 and $43.2 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease in net cash provided by operating activities was primarily from higher incentive payments in 2016, the timing of accounts receivable colletions from specific customers and working capital increases primarily related to timing.

Net cash used in investing activities was $37.0 and $33.7 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in  net cash used in investing activities was primarily due to higher medical equipment purchases and lower proceeds from sale of medical equipment in 2016 compared to the same period of 2015.

Net cash provided by (used in) financing activities was $14.5 and $(9.5) million for the nine months ended September 30, 2016 and 2015, respectively.  The increase in net cash provided by financing activities was primarily due to higher net borrowings in 2016 compared to the same period of 2015.

Based on the level of operating performance expected in 2016, we believe our cash from operations and additional borrowings under our senior secured credit facility will meet our liquidity needs for the foreseeable future, exclusive of any borrowings that we may make to finance potential acquisitions.  However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could be adversely affected.  As of September 30, 2016, we had $111.7 million of availability under the senior secured credit facility based on a borrowing base of $167.1 million less borrowings of $50.9 million and after giving effect to $4.5 million used for letters of credit.  As of September 30, 2015, we had $129.7 million of availability under the senior secured credit facility based on a borrowing base of $168.7 million less borrowings of $35.1 million and after giving effect to $3.9 million used for letters of credit.

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

Interest Rates

We use both fixed and variable rate debt as sources of financing.  At September 30, 2016, we had approximately $721.6 million of total debt outstanding of which $50.9 million was bearing interest at variable rates. Based on variable debt levels at September 30, 2016, a 1.0 percentage point change in interest rates on variable rate debt would have resulted in annual interest expense fluctuating by approximately $0.5 million.

Fuel Costs

We are also exposed to market risks related to changes in the price of gasoline used to fuel our fleet of delivery and sales vehicles.  A hypothetical 10% increase in the first nine months of 2016 average price of unleaded gasoline, assuming gasoline usage levels for the nine months ended September 30, 2016, would lead to an annual increase in fuel costs of approximately $0.3 million.

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

Other Market Risk

As of September 30, 2016, we have no other material exposure to market risk.

Item 4.  Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Defaults upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

(a) Pursuant to this Item 5 of our Quarterly Report on Form 10-Q (the “Form 10-Q”), the Company is reporting information relating to the below-described amendments to existing compensatory plans, contracts and arrangements with certain of its named executive officers that would otherwise be required to be disclosed pursuant to Item 5.02(e) of a Current Report on Form 8-K.

On November 2, 2016, the Company made changes to the Employment Agreement with Thomas J. Leonard, our Chief Executive Officer, dated April 8, 2015 and amended on March 30, 2016 (as amended, the “Employment Agreement”), and its employment arrangements with James B. Pekarek, our Executive Vice President and Chief Financial Officer,

which includes a Severance Arrangement dated April 11, 2013 (the “Severance Arrangement”), each of whom is one of our named executive officers.

The changes relative to Mr. Leonard, which are set forth in the Second Amendment to the Employment Agreement (the “Second Amendment”), include changes in the way Mr. Leonard’s bonus is calculated and when it is paid, as well as changes relative to payments related to Mr. Leonard’s health care insurance coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), if  Mr. Leonard’s employment is terminated by the Company without “Cause” or by Mr. Leonard for “Good Reason” (each as defined in the Employment Agreement).  This disclosure is qualified in its entirety by reference to the Second Amendment, a copy of which is filed as Exhibit 10.2 to this Form 10-Q and is incorporated herein by this reference.  The changes relative to Mr. Pekarek, which are set forth in an amended Severance Arrangement (the “Amended Severance Arrangement”), include  changing the amount and timing of the payment of the bonus that would be payable to Mr. Pekarek if the Company terminates him without “Cause” (as defined in the Amended Severance Arrangement).  This disclosure is qualified in its entirety by reference to the Amended Severance Arrangement, a copy of which is filed as Exhibit 10.3 to this Form 10-Q and is incorporated herein by this reference.

A description of Mr. Leonard’s Employment Agreement and Mr. Pekarek’s existing Severance Arrangement are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, under the caption “Executive Compensation- Potential Payments Upon Termination Or Change in Control – Potential Payments Under Employment Agreements” and are incorporated herein by this reference.

On November 2, 2016, the Company also made changes to its existing Executive Severance Pay Plan dated June 1, 2007 and amended on December 31, 2008, February 2011, October 2011 and March 17, 2015 (as previously amended, the “Executive Severance Pay Plan”), which provides severance benefits for our senior executives, including our named executive officers (other than Mr. Leonard, who is entitled to the severance benefits provided in his Employment Agreement, as amended by the Second Amendment, and Mr. Pekarek, who is entitled to the severance benefits provided in his Amended Severance Arrangement), who currently are Kevin E. Ketzel, President, and Robert L. Creviston, Chief Human Resources Officer.  The changes to the Executive Severance Pay Plan (as so amended, the “Amended Executive Severance Pay Plan”) include changes to the severance benefits to which such persons are entitled upon an “Involuntary Termination” (as defined in the Amended Executive Severance Pay Plan) from the Company relating to the amount and timing of the bonus, the payments required to be made by the Company to such executive relating to the continued cost of health care insurance coverage under COBRA, and the amounts that would be payable to the executive if the executive’s “Involuntary Termination” were to occur during the “Change of Control Period” (as defined in the Amended Executive Severance Pay Plan).  This disclosure is qualified in its entirety by reference to the Amended Executive Severance Pay Plan, a copy of which is filed as Exhibit 10.1 to this Form 10-Q and is incorporated herein by this reference.

A description of the Executive Severance Pay Plan is contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, under the caption “Executive Compensation- Potential Payments Upon Termination Or Change in Control – Potential Payments Under Our Executive Severance Pay Plan” and is incorporated herein by this reference.

Item 6.Exhibits

Number	Description

10.1	Universal Hospital Services, Inc. Executive Severance Pay Plan, dated November 2, 2016.
10.2	Amendment Two to the Employment Agreement, dated November 4, 2016, between Thomas Leonard and Universal Hospital Services, Inc.
10.3	Severance Arrangement, dated November 2, 2016, between James B. Pekarek and Universal Hospital Services, Inc.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101

Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

* Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 7, 2016

Universal Hospital Services, Inc.

By	/s/ Thomas J. Leonard
Thomas J. Leonard
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

By	/s/ James B. Pekarek
James B. Pekarek
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)