Form 10-K
period 2016-12-31
UNIVERSAL HOSPITAL SERVICES INC
filed 2017-03-13
CIK 886171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrants as of June 30, 2016 was $0.

The number of shares of common stock, $.01 par value, outstanding as of March 13, 2017 was 1,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

UNIVERSAL HOSPITAL SERVICES, INC.

PART I

ITEM 1:  Business

OUR COMPANY

Universal Hospital Services, Inc. (“we”, “our”, “us”, the “Company”, or “UHS”) is a leading nationwide provider of end-to-end health care technology management and service solutions to the United States health care industry. We provide our customers access to high quality health care technology and implement comprehensive medical equipment management and service solutions to reduce capital and operating expenses, increase medical equipment and staff productivity and support improved patient safety and outcomes.

UHS commenced operations in 1939, originally incorporated in Minnesota in 1954 and reincorporated in Delaware in 2001. All of our outstanding capital stock is owned by UHS Holdco, Inc. (“Parent”), which acquired the Company in a recapitalization in May 2007 (the “Transaction”). Parent is controlled by affiliates of Irving Place Capital (together with its affiliates,  “IPC”).

UHS delivers health care solutions through three segments: Medical Equipment Solutions (“MES”), Clinical Engineering Solutions (“CES”) and Surgical Services (“SS”). During the year ended December 31, 2016,  we owned or managed more than 700,000 units of medical equipment consisting of approximately 400,000 units of medical equipment in our MES segment, approximately 300,000 units of customer-owned equipment in our CES segment and approximately 7,000 units of owned or managed mobile surgical equipment in our SS segment. Our diverse customer base includes more than 7,000 active national, regional and local acute care hospitals and alternate site providers (such as long-term acute care hospitals, skilled nursing facilities, surgery centers, specialty hospitals, nursing homes and home care providers). We also have relationships with more than 200 medical device manufacturers, many of the nation’s largest group purchasing organizations (“GPOs”) and many health system integrated delivery networks (“IDNs”).  We deliver our solutions through our nationwide network of 83 district service centers, five CES Centers of Excellence and an additional five stand-alone SS service centers.  Our fees are paid directly by our customers rather than by direct reimbursement from third-party payors, such as private insurers, Medicare or Medicaid.

As one of the nation’s leading health care technology management and service solutions companies, UHS utilizes our greatest asset – our people – as trusted advisors to provide our customers unbiased information about best practices in medical equipment management that drive operational, clinical and financial value.  Our solutions employ processes proven through decades of experience, proprietary information technology systems and best-in-class equipment management to deliver quantifiable results for customers. Frontline caregivers rely on UHS to provide just-in-time, patient-ready medical equipment with exemplary service while ensuring quick access to educational support, accurate data and performance metrics.  We believe this expedites time to therapy and allows caregivers more time at the patient bedside to achieve optimal patient outcomes. Health care executives consult with UHS at the facility and system-wide level to reduce costs, increase operational efficiency and enhance financial viability.

UHS’ business has significantly evolved over the last ten years, moving from an on-demand equipment rental vendor to a diversified provider of comprehensive technology management and service solutions. We believe that UHS is unique in our ability to combine multiple solutions across the end-to-end equipment management process, adding substantial value by enhancing staff productivity, ensuring high quality care and lowering our customer’s overall total cost of ownership of medical equipment. We offer meaningful and innovative solutions that address current health care challenges, as well as usher in transformative change for cost improvement and operational productivity that drives measurable health systems results.

UHS SEGMENTS

UHS reports financial results in three operating segments: MES, CES and SS, each of which is also a reportable segment. Our revenue, profits, and assets for our reporting segments for each of the last three fiscal years ended December 31 are described in “Item 6 — Selected Financial Data.”

Each segment shares a common corporate support function.

Medical Equipment Solutions

Our MES segment accounted for $303.7 million, or 63.3%, of our revenues for the year ended December 31, 2016.  This segment represented 63.5% and 65.4% of total revenue for the years ended December 31, 2015 and 2014, respectively.  As of December 31, 2016, the MES segment owned or managed approximately 400,000 units of medical equipment ranging across many clinical categories, manufacturers and models.  These solutions are provided primarily to hospitals and other acute care providers for use through their facilities, including the emergency room, operating room, critical care, intensive care, rehabilitation and general patient care areas.

Our MES segment started more than 75 years ago as our leading medical equipment peak needs usage business and has transformed into providing comprehensive outsourced and on-site solutions that manage all aspects of medical equipment technology in a health care facility. We currently provide MES solutions to more than 7,000 acute care hospitals and alternate site providers in the United States, including some of the nation’s premier health care institutions. We expect much of our future growth in this segment to be driven by our customers outsourcing more of their medical equipment needs and taking full advantage of our diversified product offering, clinical education and support, customized agreements and 360 on-site managed solutions.

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

•

Specialty Medical Sales, Distribution and Disposal Solutions. We use our national infrastructure to provide sales and distribution solutions to manufacturers of specialty medical equipment on a limited basis.  Our distribution solutions include providing demonstration services and product maintenance services.  We act as a distributor for only a limited number of products which are particularly suited to our national distribution network or that fit with our ability to provide technical support. An example of this is our OnCare private label, where we brand differentiated specialty beds and therapy surfaces for skin integrity management, fall management, early mobility and bariatrics safety. We also sell other original equipment manufacturer (“OEM”) equipment in selected product lines including, but not limited to, respiratory percussion vests, continuous passive motion machines, patient monitors, patient handling equipment and critical care equipment.

We also offer our customers single use disposable items.  Most of these items are used in connection with our peak needs usage equipment.  We offer these products as a convenience to our customers and to complement our full medical equipment management and service solutions.

MES Customers

Our primary customer relationships are with health care providers, including hospitals and alternate site providers.  These organizations may belong to larger health systems or other regional or national groups of facilities, and often participate in GPOs. We contract at the local, regional and national level, as requested by our customers:

•

Urban and Teaching Hospitals. We provide our solutions to large urban and teaching hospitals on a supplemental and fully outsourced basis. Our solutions are requested by hospitals because of our extensive availability of a wide range of medical equipment, service and management solutions.  Our solutions allow hospitals to meet regulatory requirements, enhance caregiver and patient safety and decrease delays in therapy. One customer accounted for approximately 16% of total revenue in 2016 within our MES and CES segments.

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

While our competition varies depending on medical equipment modality, we compete nationally in our MES segment with Hill-Rom Holdings, Inc and ArjoHuntleigh. Our other competition consists of regional or local companies and some medical equipment manufacturers and dealers that provide equipment outsourcing or leasing to augment their medical equipment sales.

Clinical Engineering Solutions

Our CES segment accounted for $107.8 million, or 22.5%, of our revenues for the year ended December 31, 2016.  This segment represented 22.1% and 21.1% of total revenue for the years ended December 31, 2015 and 2014, respectively.  We offer a broad range of inspection, preventive maintenance, repair, logistic and consulting services through our team of more than 440 technicians and professionals located throughout the United States in our nationwide network of service centers.  We managed more than 300,000 units of customer-owned equipment as of December 31, 2016.  In addition, as of December 31, 2016, we serviced approximately 400,000 units that we own or directly manage in our MES segment.

Our CES segment leverages our more than 75 years of experience and our extensive equipment database in repairing and maintaining a broad range of health care technologies. Historically, we have been our own largest customer for CES services to repair and maintain the medical equipment that we own. However, we believe our CES segment has significant future growth potential by offering non-capital based comprehensive solutions as a stand-alone or complementary alternative for customers that own medical equipment but lack the infrastructure, expertise, or scale to perform routine maintenance, repair, record keeping, and lifecycle analysis and planning functions.  We also believe hospital and other facility-based clients will face increasing challenges in managing sophisticated medical equipment that requires connectivity and interoperability with information technology systems, increasing regulatory requirements, integration with electronic medical records, maintenance and management of software databases and management of other medical equipment patient information and safety features.

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

We have three primary solutions in our CES segment:

•	Supplemental Maintenance and Repair Solutions;
•	On-site Managed Solutions; and
•	Health Care Technology Advisory Solutions.

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

•

On-site Managed Solutions. We also provide full and part-time, on-site, resident-based equipment maintenance solutions, pursuant to which our customers partially or fully outsource and we assume partial or full responsibility for the creation, implementation and ongoing compliance with a customer’s medical equipment management plan.  Virtually, all health care providers are required through their regulatory environment to maintain strict adherence to their facility wide medical equipment management plan and are subject to inspection of their compliance.  Our on-site clinical engineering solutions provide coordinated management of customer-owned equipment utilizing UHS employees and proprietary information systems, third party vendors of services and parts and a broad range of services offered through our Health Care Advisory Services Solutions.

•

Health Care Technology Advisory Solutions.  We provide medical technology consulting and advisory solutions as part of our on-site clinical engineering solutions or as a stand-alone service.  Some examples of our advisory services include technology baseline assessments, product comparison research, equipment utilization studies, procurement assistance and device contained patient information security.

CES Customers

•

Urban and Teaching Hospitals. We provide our clinical engineering solutions to large urban and teaching hospitals on a supplemental and fully outsourced basis through our on-site clinical engineering solutions. Our services are requested by in-house hospital biomedical departments on a supplemental basis because of our extensive expertise with a wide range of medical equipment.  Our service offerings allow hospital staffed clinical engineering departments to meet the technical requirements and workload demands on their in-house departments. One customer accounted for approximately 16% of total revenue in 2016 within our MES and CES segments.

•

Small Hospitals and Critical Access Hospitals. We offer supplemental clinical engineering and full outsourced services through our on-site clinical engineering solutions to small hospitals (those with fewer than 150 beds) and Critical Access Hospitals.  Critical Access Hospitals are rural community hospitals that receive cost-based Medicare reimbursement. These hospitals typically lack the scale and resources to create comprehensive capital plans, or to evaluate, acquire, manage, maintain, repair and dispose of medical equipment. With our on-site clinical engineering solutions we assume complete responsibility for this process and consult with the hospital to create and implement this function.

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

Surgical Services

Our SS segment accounted for $68.1 million, or 14.2%, of our revenues for the year ended December 31, 2016.  This segment represented 14.4% and 13.5% of total revenue for the years ended December 31, 2015 and 2014, respectively.  As of December 31, 2016, we owned or managed more than 7,000 units of mobile surgical equipment in our SS segment, primarily used in the practice of general surgery, orthopedic surgery, otolaryngology, urology, obstetrics, gynecology, podiatry, dermatology and plastic/cosmetics.

SS provides high end, state-of-the-art surgical equipment and associated products along with trained and certified Surgical Equipment Technologists (“technologists”) to assist in the procedural operation of the equipment. We provide these services to more than 1,000 acute care hospitals and surgery centers through our nationwide network of 83 district service centers and an additional five stand-alone SS service centers. Our technologists work in the operating room (“OR”) and support physicians and OR personnel. The services are offered on a per-procedure basis. Our technologists deliver, set up, and create a safe environment for hospital and clinical personnel operating the equipment and provide all necessary disposable materials needed. Our technologists work closely with our customers to confirm that all certifications and credentials meet requirements to provide on-site services. Our technologists also assist customers in the operation of facility-owned assets and supplement the training and staffing of their personnel.  As of December 31, 2016, SS provided solutions in 42 states.

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

We expect much of our future growth in this segment to be driven by our customers outsourcing more of their surgical equipment needs, as well as our continued investment in new surgical technologies that help health system OR department reduce costs, increase productivity and get better patient outcomes. We expect to be on the leading edge of bringing future surgical technologies to market in the U.S. that will help solidify and grow our position as a leader in this field.

We have two primary solutions in our SS segment:

•	On-Demand and Scheduled Usage Solutions; and
•	On-site Managed Solutions for hospital and multi-facility health systems.

Our SS services and programs provide a range of solutions for our customers:

•

On-Demand and Scheduled Usage Solutions.   Supplemental or peak needs mobile surgical equipment solutions are ordered from several hours to several months in advance of surgery, and re-confirmed with the customer the day before the medical procedure by SS’ scheduling department. Upon arrival at the customer site, the SS technologist sets up the equipment, posts required warning notices outside the OR, issues safety equipment to the OR staff, provides any disposable materials needed and supplies equipment certifications and/or documentation required for hospital record keeping. Technologist-only services are also made available to hospitals and surgical centers that sometimes find that the outsourcing of technologists without renting equipment to be a cost-effective alternative to training and staffing their own personnel. SS also provides its customers with disposable products and/or ancillary equipment that are needed for a given medical procedure.

•

On-site Managed Solutions. Our on-site surgical solutions allow our customers to fully outsource the responsibilities and costs of effectively managing surgical equipment in their ORs, with the added benefit of enhancing equipment utilization. With our on-site surgical solutions, equipment types and quantities are adjusted to meet changes in patient census and acuity. Our technologists work at the customers’ sites to integrate our equipment management process and proprietary management software technology tools into the customers’ day-to-day operations.  We assume full responsibility for having surgical equipment and a technologist in the OR exactly when needed, removing equipment that is no longer in use and sanitizing, testing and repairing equipment as needed between each use. SS also provides its customers with disposable products and/or ancillary equipment that are needed for a given medical procedure.

SS Customers

Our primary customer relationships are with acute care hospitals and surgery centers.  These organizations may belong to regional or national groups of facilities, and often participate in GPOs. We contract at the local, regional and national level, as requested by our customers:

•

Acute Care Hospitals and Health Systems. We provide our solutions to acute care hospitals and health systems on a supplemental and fully outsourced basis. Our solutions are requested by in-house hospital OR departments on a supplemental basis because of our extensive expertise with mobile surgical equipment.  Our solutions allow OR staff and physicians to conduct their cases in a safe, efficient and cost effective manner.

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

VALUE OF UHS SOLUTIONS

Our solutions enable health care providers to replace the fixed costs of owning and/or leasing medical equipment with variable costs that are more closely related to their patient census and patient acuity. Our services can also eliminate significant capital costs associated with equipment acquisitions and liability associated with equipment ownership.  By partnering with UHS, our customers have the benefits of:

•	increased utilization of both customer-owned and rental equipment;
•	lower overall total cost of ownership by connecting solutions to solve challenges in the end-to-end equipment management process;
•	reduced maintenance and management costs through the use of our technology and knowledgeable outsourcing staff;
•	increased productivity and satisfaction among nursing staff who have more time to focus on patient care responsibilities;
•	decreased time to therapy for patients at risk for falls, skin breakdown and bariatric safety;
•	ability to mitigate the risks and costs associated with product recalls or modifications;
•	access to our extensive data and expertise on the cost, performance, features and functions of all major items of medical equipment;

•	access to new medical and surgical equipment and technology without the expense of acquisition on a pay-per-procedure basis;
•	reduced equipment obsolescence risk; and
•	compliance with regulatory and recordkeeping requirements and manufacturers’ specifications on tracking and maintenance of medical equipment.

In addition to providing significant flexibility, we employ technical, clinical and financial specialists that directly interact with our customers to ensure we are optimizing our equipment outsourcing solutions. We believe that these experts enhance our ability to deliver on the above-specified benefits to our customers.

BUSINESS OPERATIONS

District Service Centers

As of December 31, 2016, we operated 83  market-based district service centers, five CES Centers of Excellence and an additional five stand-alone SS service centers, which allow us to provide our health care technology management and service solutions to customers in virtually all markets throughout the United States.  Each district service center is responsible for servicing its local health care market.  Each service center maintains an inventory of locally demanded equipment, parts, supplies and other items tailored to accommodate the needs of individual customers within its geographical area. Should additional or unusual equipment be required by one of our customers, a district service center can draw upon the resources of all of our other districts.  With access to more than 700,000 owned or managed units of medical equipment available for customer use as of December 31, 2016, we can most often obtain the necessary equipment within 24 hours.

Depending on market size and demands, our district service centers are staffed by multi-disciplined teams of sales professionals, service representatives, customer service technicians, clinical engineering (biomedical) equipment technicians and surgical services technologists trained to provide the spectrum of solutions we offer our customers.  Employees providing resident-based services through our on-site managed solutions are supported by site-based managers and/or the district service centers in the markets where their customers are located.

Centers of Excellence

Our district service center network is supported by five strategically located CES Centers of Excellence.  These centers focus on providing highly specialized clinical engineering service and support.  The Centers of Excellence also provide overflow support, technical expertise, training programs and specialized service functions for our district service centers.  All specialized depot work required by our manufacturer customers resides within these Centers of Excellence.  All five of our Centers of Excellence are certified as being in compliance with International Organization for Standardization (“ISO”) 9001:2008 and ISO 13485:2003 standards as a quality commitment to our customers.

Centralized Functions

Our corporate office is located in Minneapolis, Minnesota. We have centralized many of the key elements of our equipment and service offerings in order to create standardization and to maximize our operating efficiencies and uniformity of service.  Some of the critical aspects of our business that we have centralized include contract administration, marketing, purchasing, pricing, logistics, accounting and information technology.

Medical Equipment Fleet

We acquire or manage medical equipment to meet our customers’ needs in some of the following product areas: respiratory therapy, newborn care, critical care, patient monitors, specialty beds and therapy surfaces (which includes fall management equipment, bariatrics equipment,  pressure area management and wound therapy equipment, stretchers and wheelchairs) and surgical equipment. We believe we maintain one of the most technologically advanced equipment fleets in the industry, routinely acquiring new and pre-owned equipment to enhance our fleet.  Our specialized equipment portfolio managers evaluate new products each year to keep abreast of current market technology and to determine whether to add new products to our equipment fleet.  In making equipment purchases, we consider a variety of factors, including manufacturer credibility, repair and maintenance costs, anticipated user demand, equipment mobility and anticipated obsolescence. During the year ended December 31, 2016, we owned or managed more than 700,000 units of medical equipment available for use by our customers.

In 2016, our ten largest manufacturers of medical equipment supplied approximately 65% (measured in dollars spent) of our direct medical equipment purchases.  In 2016, two of our largest medical equipment suppliers accounted for approximately 27.5% of our medical equipment purchases (measured in dollars spent).

We seek to ensure availability of equipment at favorable prices. We generally do not enter into long-term fixed price contracts with suppliers of our equipment.  We may receive price discounts related to the volume and timing of our purchases. The purchase price we pay for equipment generally ranges from $1,000 to $42,000 per item for MES and up to $550,000 per item for SS.

COMPETITIVE STRENGTHS

We believe our business model presents an attractive value proposition to our customers and has resulted in growth in recent years.  We provide our customers with a unique solution for end-to-end medical equipment management. We believe our more than 75 years of experience, our nationwide operating footprint and our reputation for service excellence has earned us a leading position in our industry.

We attribute our historical success to, and believe that our potential for future growth comes from, the following strengths:

Unique position in health care.  We believe that we are unique in providing the largest breadth of comprehensive health care technology management and service solutions to the U.S. health care industry.  While some competitors may offer products and services in various stages of the equipment lifecycle, we believe we are the only company that provides a comprehensive, end-to-end equipment management approach that solves significant challenges caused by a fragmented equipment management process across multiple hospital departments, including nursing, supply chain and clinical engineering.  Our extensive relationships with more than 7,000 hospitals and alternate site providers, more than 200 medical device manufacturers and many of the nation’s largest GPOs and IDNs, of which many are long-standing, present a unique position and value proposition in the health care arena.

We are uniquely positioned in the health care industry as a result of our:

•	investment in our large and modern fleet of medical equipment;
•	diversified product offering and customized solutions;
•	nationwide infrastructure for service and logistics;
•	proprietary health care technology management software and tools;
•	commitment to quality and customer service;
•	extensive knowledge and experience in acquiring, managing and maintaining medical equipment;
•	ability to optimize the utilization of both UHS-owned and customer-owned equipment;
•	team of technical, clinical, and financial experts; and
•	performance and reliability in critical times of need by our customers.

Large, modern equipment fleet.  We own or manage an extensive, modern fleet of medical equipment, which during the year ended December 31, 2016, consisted of more than 700,000 units available for use to our customers. This equipment fleet, along with our quality assurance programs, places us in a unique position to service “high end” acute care hospitals, such as teaching, research or specialty institutions that demand access to current and preferred technologies to meet the complex needs of their patients.

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

Proprietary software and asset management tools.  We have used our more than 75 years of experience and our extensive database of equipment management information to develop sophisticated software technology and management tools.  These tools have allowed us to become a leader in meeting the demands of customers by delivering sophisticated on-site managed solutions that we use to drive cost efficiencies and equipment productivity, while supporting the needs of caregivers.  We believe that our continued and significant investment in new tools and technology will help us to continue to distinguish our offerings to the health care industry.

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

Industry with favorable fundamentals.  Our business benefits from the overall favorable trends in health care in general and our segments in particular.  There is a fundamental shift in the needs of hospitals and alternate site providers from supplemental and peak needs supply of medical equipment to full, on-site managed solutions.  This move to full outsourcing is not unlike trends in similar services at hospitals including food service, laundry, professional staffing and technology.  The strong fundamentals in our business segments are being driven by the following trends:

•

Focus on reducing costs and increasing operational efficiency. Hospitals and other health care facilities continue to experience substantial change in the health care market and are consistently looking for ways to save capital, reduce operating expenses and become more operationally efficient.  We expect these pressures to continue in the future, and believe that UHS will always be on the right side of health care reform.  Our comprehensive, end-to-end solutions offer customers a way to realize costs savings and operational improvements, thereby improving their organizational efficiency and financial viability.

•

Demand for better patient safety and outcomes.  Hospitals across the United States are focused on improving patient safety and outcomes, which includes efforts to minimize hospital-acquired conditions (e.g. patient falls and pressure ulcers) and increasing nursing time at the patient bedside.  Hospitals turn to us to assist them in managing their equipment to help them to minimize these incidents and ensure equipment is available when and where it is needed for patient care, thereby improving patient safety and and supporting optimal patient outcomes.

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

•

Increase in obesity.  The U.S. population is getting heavier. In 2015, all 50 states reported having obesity prevalence rates of 20% or more, as reported by the Center for Disease Control and Prevention.

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

No direct third-party payor reimbursement risk.  Many health care providers rely on payment from patients or reimbursement from third-party payors. Our fees are paid directly by our customers, rather than by third-party payors, such as Medicare, Medicaid, managed care organizations or indemnity insurers. Accordingly, our exposure to uncollectible patient or reimbursement receivables or Medicare or Medicaid reimbursement changes is reduced, as evidenced by our bad debt expense of approximately 0.0%,  0.0% and 0.2% of total revenues for the years ended December 31, 2016,  2015 and 2014, respectively.

Strong value proposition.  With our focus and expertise in comprehensive, end-to-end medical equipment management and service solutions, we offer a strong value proposition for customers.  Our comprehensive solutions focus on helping customers:

•	reduce capital and operating costs related to managing medical equipment;
•	enhance operational productivity and staff satisfaction by ensuring equipment is available when and where needed; and
•	maintain high standards of quality and regulatory compliance related to medical equipment use.

Technical, clinical and financial specialists. We employ a number of technical, clinical and financial specialists that engage directly with our customers to drive better cost, efficiency and clinical outcomes. Our specialists employ:

•	Gateway solutions which offer an entry point to the economic buyer and include peak needs equipment, surgical equipment and supplemental clinical engineering services;
•

Vertical solutions to provide clinical offerings tailored to specific patient needs in the areas of wound management, fall management, early mobility, bariatrics, respiratory therapy, maternal and infant care and surgical services; and

•	Comprehensive solutions through our onsite managed programs to drive efficiencies and allow customers to effectively manage costs.

Performance and reliability in time of need by our customers. We believe that many of our customers have come to rely on our ability to respond quickly to their needs with excellent customer service. We believe our ability to provide this level of service distinguishes us from our competitors. It also requires us to maintain inventories and infrastructure that we do not believe our competitors currently maintain.

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

EMPLOYEES

We had 2,789 regular employees as of December 31, 2016, including 2,480 full-time and 309 part-time employees. Of such employees, 165 were sales representatives, 2,324 were operations personnel and 300 were employed in corporate support functions.

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

We have a domain name registration for UHS.com, which serves as our main website, and my.UHS.com and myservice.UHS.com, which are web-based tools that provide 24 hour on-demand access to equipment reports for all equipment outsourced or maintained by us. In 2011, we registered the domain name OnCareMedical.com featuring our OnCare™ sub-brand for patient handling products. In 2012, we registered UHSSurgicalServices.com. In 2016, we acquired resxray.com.

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

MARKETING

We market our programs primarily through our direct sales force, which consisted of 165 professional sales representatives as of December 31, 2016.  Our direct sales force is organized into three regions and ten sales divisions.  We support our direct sales force with technical, clinical, surgical and financial specialists, who provide comprehensive solutions for our customers. Our national accounts team also supports our direct sales force through its focus on securing national and regional contracts.

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

Hospitals and alternate site providers face cost containment pressures from public and private insurers and other managed care providers, such as health maintenance organizations, preferred provider organizations and managed fee-for-service plans, as these organizations continue to place controls on the reimbursement and utilization of health care services. We believe that these payors have followed or will follow the government in limiting the services that are reimbursed and in exerting downward pressure on prices. In addition to promoting managed care plans, employers are increasingly self-funding their benefit programs and shifting costs to employees through increased deductibles, co-payments and employee contributions.  Hospitals and health care facilities are also experiencing an increase in uncompensated care or “charity care,” which causes increased economic pressures on these organizations.  We believe that these cost reduction efforts will place additional pressures on health care providers’ operating margins and will encourage efficient equipment management practices such as the use of our outsourcing and 360 on-site managed solutions.

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

One customer accounted for approximately 16% of total revenue in 2016. The revenue is in our MES and CES segments. To the extent the contracts are not renewed or are terminated, our revenue and operating results would be significantly impacted.

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

We purchased medical equipment from approximately 140 manufacturers in 2016.  Our ten largest manufacturers of medical equipment accounted for approximately 65% of our direct medical equipment purchases in 2016.  Adverse developments concerning key suppliers or our relationships with them could force us to seek alternative sources for our medical equipment or to purchase such equipment on less unfavorable terms.  A delay in procuring equipment or an increase in our cost to purchase equipment could limit our ability to provide equipment to our customers on a timely and cost-effective basis.  In addition, if we do not have access to certain parts, or if manufacturers do not provide access to the appropriate equipment manuals or training, we may not be able to provide certain clinical engineering services.

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

For the year ended December 31, 2016,  approximately 43% of our total revenue was derived from customers that contracted with us or from hospitals and other providers that purchased equipment or services from us through a GPO that contracted with us on behalf of its members.  The source of the remaining 57% of revenue was from customers that do not purchase equipment or services from us through a GPO contract.  Our customers are generally not obligated to outsource our equipment under long-term commitments.  In addition, many of our customers do not sign written contracts with us fixing the rights and obligations of the parties regarding matters such as billing, liability, warranty or use.  Therefore, we face risks such as fluctuations in usage, inaccurate or false reporting of usage by customers and disputes over liabilities related to equipment use.  The non-contracted services we provide could be terminated by the customer without notice or payment of any termination fee.  A large number of such terminations may adversely affect our ability to generate revenue growth and sufficient cash flows to support our growth plans.  In addition, those customers with long-term commitments may have contracts that do not permit us to raise our prices, yet our cost to serve may increase. Any of these risks could reduce our ability to operate and expand our business.

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

Our results of operations have been and can be expected to be subject to quarterly fluctuations.  We may experience increased revenues in the first and fourth quarters of the year, depending upon the timing and severity of the cold and flu season and the related increased hospital census and medical equipment usage during that season. Because a significant portion of our expenses are relatively fixed over these periods, our operating income as a percentage of revenue tends to increase during the first and fourth quarter of each year.  If the cold and flu season is delayed by as little as one month, or is less severe than in prior periods, our quarterly operating results for a current period can vary significantly from prior periods.  Our quarterly results can also fluctuate as a result of such other factors as the timing of acquisitions, new on-site managed solution agreements or new service center openings.

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

The health care industry is undergoing significant change. In March 2010, the Congress adopted and President Obama signed into law the Patient Protection and Affordable Care Act (the “ACA”). The ACA has increased the number of Americans with health insurance and employer mandates and subsidies offered to lower income individuals. While the increase in coverage could translate into increased utilization of our products and services, health care reform and political uncertainty have historically resulted in changes in how our customers purchase our services and have adversely affected our revenues. Provider revenue per service may decline with reductions in Medicare and Medicaid reimbursement. Furthermore, the implementation of the ACA may impose changes in health care delivery, reimbursement, operations or record keeping that are not compatible with our current offerings, which could force us to incur additional compliance costs. So far, starting in 2013, our business, along with some of our suppliers and customers that are manufacturers, came under direct regulation of the Open Payments Law, specifically the Physician Payments Sunshine Act. The Open Payments Law will require the annual reporting and publishing of all transfers of value to physicians and teaching hospitals to give greater transparency to financial relationships between manufacturers, physicians and teaching hospitals.  Federal and state governments also continue to enact and consider various legislative and regulatory proposals that could materially impact certain aspects of the health care system. We cannot predict with certainty what health care initiatives, if any, will be implemented or what the ultimate effect of federal health care reform (including, but not limited to, the ACA) or any future legislation or regulation will have on our operating results or financial condition.  U.S. President Donald Trump and other U.S. lawmakers have made statements about potentially repealing and/or replacing the ACA, although specific legislation for such a repeal or replacement has not yet been introduced.  We cannot quantify or predict with any certainty the likely impact of the repeal of the ACA on our business model, prospects, financial condition or results of operations.

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

We require substantial cash to operate our health care technology solutions and service our debt.  Our health care technology solutions require us to invest a significant amount of cash in medical equipment purchases.  To the extent that such expenditures cannot be funded from our operating cash flow, borrowings under our senior secured credit facility or other financing sources, we may not be able to grow as currently planned.  We currently expect that over the next 12 months, we will make net investments of approximately $55 to $65 million in new and pre-owned medical equipment and other capital expenditures.  This estimate is subject to numerous assumptions, including revenue growth, the number of on-site managed solution signings, and any significant changes in customer contracts. In addition, a substantial portion of our cash flow from operations must be dedicated to servicing our debt and there are significant restrictions on our ability to incur additional indebtedness under the amended and restated credit agreement governing our senior secured credit facility.

Primarily because of our debt service obligations and debt refinancing charges and elevated depreciation and amortization charges we have incurred subsequent to the Transaction, we have had a history of net losses.  If we consistently incur net losses, it could result in our inability to finance our business in the future.  We had net losses of $13.8,  $28.6 and $66.5 million during the years ended December 31, 2016,  2015 and 2014, respectively.  Our ability to use our United States federal income tax net operating loss carryforwards to offset our future taxable income may be limited.  If we are limited in our ability to use our net operating loss carryforwards in future years in which we have taxable income, we will pay more current taxes than if we were able to utilize our net operating loss carryforwards without limitation, which could harm our results of operations and liquidity.

We may not be able to obtain funding on acceptable terms or at all under our amended senior secured credit facility or otherwise as a result of the credit and capital markets.  Thus, we may be unable to expand our business or to service our debt.

Depending on the global financial markets and economic conditions, the cost of raising money in the debt and equity capital markets may increase while the availability of funds from those markets may diminish.  Without adequate funding, we may be unable to execute our growth strategy, complete future acquisitions, or take advantage of other business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our revenues and results of operations.

The interests of our principal equity holder may not be aligned with the interests of our other security holders.

IPC beneficially owns securities representing approximately 95% of the voting equity interests of Parent, and therefore indirectly controls our affairs and policies. Circumstances may occur in which the interests of our principal equity holder could be in conflict with the interests of our other security holders.  In addition, our principal equity holder may have an interest in pursuing dividends, acquisitions, divestitures, capital expenditures or other transactions that, in its judgment, could enhance its equity investment, even though these transactions might involve risks to our other security holders.

ITEM 1B:  Unresolved Staff Comments

None.

ITEM 2:  Properties

As of December 31, 2016, we operated 83 full service district service centers nationwide, five CES Centers of Excellence and an additional five stand-alone SS service centers.  We lease all of our district service centers as well as SS locations and Centers of Excellence. The average square footage of our non-corporate locations is approximately 8,800 square feet. Our full service district service centers support all of our business segments.  Our corporate office is located at a 55,000 square foot leased facility in a suburb of Minneapolis, Minnesota.

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

On January 13, 2015, the Company filed suit in the Western District of Texas against Hill-Rom Holdings, Inc., Hill-Rom Company, Inc. and Hill-Rom Services, Inc. (the “Defendants”) alleging that the Defendants violated federal and state antitrust laws by willfully and unlawfully engaging in a pattern of exclusionary and predatory conduct in order to foreclose market competition and seeking actual damages, trebled damages and punitive damages.  On March 4, 2015, the Defendants filed a motion to transfer the case to another venue.  On March 23, 2015, the Defendants filed a motion to dismiss the case.  On July 2, 2015, the Court denied the Defendants’ motion to transfer.  On October 15, 2015, the Court denied the Defendants motion to dismiss. The litigation is currently in the discovery phase. We are unable at this time to determine the final outcome of this matter or determine the effect it may have on our business, financial condition or results of operations.

ITEM 4:  Mine Safety Disclosures

Not applicable.

PART II

ITEM 5:  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 1, 2017, Parent owns, and at all times during 2016 Parent has owned, all 1,000 shares of our common stock, par value $.01 per share. There is no established public trading market for our common stock. During 2016, the Company did not declare or pay any cash dividends.  Our debt instruments contain certain restrictions on our ability to pay cash dividends on our common stock (see the information regarding our Notes and senior secured credit facility contained under the caption “Liquidity and Capital Resources” in Item 7 of this Annual Report on Form 10-K).

We did not repurchase any of our equity securities during 2016.

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

	Year Ended December 31,
(in thousands)	2016	2015	2014	2013	2012
Consolidated Statements of Operations Data:
Total revenues	$479,501	$448,681	$436,664	$428,440	$415,326
Cost of revenues	322,649	303,889	309,903	301,202	267,582
Gross margin	156,852	144,792	126,761	127,238	147,744
Operating expenses:
Selling, general and administrative	120,111	122,454	114,596	112,649	109,247
Restructuring	—	2,321	3,059	236	7,474
(Gain) on settlement	(3,074)	(5,718)	—	—	—
Intangible asset impairment charge	—	—	34,900	—	—
Total operating expenses	117,037	119,057	152,555	112,885	116,721
Operating income (loss)	39,815	25,735	(25,794)	14,353	31,023
Loss on extinguishment of debt	—	—	—	1,853	12,339
Interest expense	52,321	53,195	53,285	55,015	55,697
Loss before income taxes and noncontrolling interest	(12,506)	(27,460)	(79,079)	(42,515)	(37,013)
Provision (benefit) for income taxes	946	756	(13,065)	(166)	(2,569)
Net income attributable to noncontrolling interest	308	432	503	688	754
Net loss attributable to Universal Hospital Services, Inc.	$(13,760)	$(28,648)	$(66,517)	$(43,037)	$(35,198)

	Year Ended December 31,
(in thousands)	2016	2015	2014	2013	2012
Other Financial Data:
Net cash provided by operating activities	$54,722	$72,284	$60,572	$57,574	$72,531
Net cash used in investing activities	(69,654)	(52,606)	(55,464)	(56,433)	(73,597)
Net cash provided by (used in) financing activities	14,932	(19,678)	(5,108)	(1,141)	(95)
Other Operating Data (as of end of period):
Medical equipment (approximate number of owned outsourcing units)	242,000	246,000	254,000	269,000	265,000
District service centers	83	83	83	82	83
SS stand-alone service centers	5	5	5	7	7
Centers of Excellence	5	5	5	6	6

Depreciation and amortization of intangibles	$84,266	$91,901	$100,088	$98,796	$96,691
Adjusted EBITDA (1)(2)	128,928	122,000	119,716	119,615	122,290

	December 31,
(in thousands)	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data:
Working capital (3)	$1,650	$(8,855)	$782	$1,754	$12,765
Total assets (4) (5)	818,123	797,575	821,038	899,738	919,300
Total debt (5)	707,317	687,458	698,585	696,735	684,511
(Deficit) Equity	(59,485)	(49,158)	(48,747)	23,020	60,875

(1)

EBITDA is defined as earnings attributable to UHS before interest expense, income taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA before non-cash share-based compensation expense, management, board and strategic fees and other nonrecurring gain, expenses or loss. In addition to using Adjusted EBITDA internally as a measure of operational performance, we disclose it externally to assist analysts, investors and lenders in their comparisons of operational performance, valuation and debt capacity across companies with differing capital, tax and legal structures. Adjusted EBITDA, however, is not a measure of financial performance under Generally Accepted Accounting Principles (“GAAP”) and should not be considered as an alternative to, or more meaningful than, net income as a measure of operating performance or to cash flows from operating, investing or financing activities or as a measure of liquidity.  Since Adjusted EBITDA is not a measure determined in accordance with GAAP and is thus susceptible to varying interpretations and calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.  Adjusted EBITDA does not represent an amount of funds that is available for management’s discretionary use.  See note 2 below for a reconciliation of net loss attributable to UHS to Adjusted EBITDA.

(2)	The following is a reconciliation of net loss attributable to UHS to Adjusted EBITDA:

	Year Ended December 31,
(in thousands)	2016	2015	2014	2013	2012
Net loss attributable to Universal Hospital Services, Inc.	$(13,760)	$(28,648)	$(66,517)	$(43,037)	$(35,198)
Interest expense	52,321	53,195	53,285	55,015	55,697
Provision (benefit) for income taxes	946	756	(13,065)	(166)	(2,569)
Depreciation and amortization of intangibles	84,266	91,901	100,088	98,796	96,691
EBITDA	123,773	117,204	73,791	110,608	114,621
Restructuring	—	2,321	3,136	258	7,160
(Gain) on settlement	(3,074)	(5,718)	—	—	—
Intangible asset impairment charge	—	—	34,900	—	—
Non-cash share-based compensation expense	3,066	2,435	2,301	1,494	3,994
Management, board and strategic fees	5,163	5,758	5,588	5,402	2,633
Loss on extinguishment of debt	—	—	—	1,853	12,339
Recall gains	—	—	—	—	(18,557)
ASC 805 impact	—	—	—	—	100
Adjusted EBITDA	$128,928	$122,000	$119,716	$119,615	$122,290

(3)	Represents total current assets (excluding cash and cash equivalents) less total current liabilities (excluding current portion of long-term debt).

(4)	We adopted ASU No. 2015-17 Balance Sheet Classification of Deferred Taxes in 2015 and retrospectively applying the ASU 2015-17 to all periods presented.

(5)	We adopted ASU No. 2015-03 Simplifying the Presentation of Debt Issuance Costs in 2016 and retrospectively applying the ASU 2015-03 to all periods presented.

Segment Information

	Year Ended December 31, 2016
	Medical	Clinical
	Equipment	Engineering	Surgical
(in thousands)	Solutions	Solutions	Services	Total
Revenue	$303,664	$107,751	$68,086	$479,501
Cost of revenue	138,205	85,722	36,565	260,492
Medical equipment depreciation	56,258	—	5,899	62,157
Gross margin	$109,201	$22,029	$25,622	$156,852
Total assets	$584,597	$131,537	$101,989	$818,123

	Year Ended December 31, 2015
	Medical	Clinical
	Equipment	Engineering	Surgical
(in thousands)	Solutions	Solutions	Services	Total
Revenue	$285,059	$99,188	$64,434	$448,681
Cost of revenue	123,664	78,988	34,459	237,111
Medical equipment depreciation	60,465	—	6,313	66,778
Gross margin	$100,930	$20,200	$23,662	$144,792
Total assets	$585,990	$110,588	$100,997	$797,575

	Year Ended December 31, 2014
	Medical	Clinical
	Equipment	Engineering	Surgical
(in thousands)	Solutions	Solutions	Services	Total
Revenue	$285,497	$92,092	$59,075	$436,664
Cost of revenue	130,117	73,547	32,721	236,385
Medical equipment depreciation	67,719	—	5,799	73,518
Gross margin	$87,661	$18,545	$20,555	$126,761
Total assets	$615,629	$107,776	$97,633	$821,038

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are a leading nationwide provider of health care technology management and service solutions to the United States health care industry. Our diverse medical equipment solutions customer base includes more than 7,000 acute care hospitals and alternate site providers.  We also have relationships with more than 200 medical device manufacturers and many of the nation’s largest group purchasing organizations (“GPOs”) and many of the integrated delivery networks (“IDNs”).  All of our solutions leverage our nationwide network of 83 district service centers, five Centers of Excellence and an additional five stand-alone Surgical Services service centers together with our more than 75 years of experience managing and servicing all aspects of medical equipment.  During the year ended December 31, 2016, we owned or managed more than 700,000 units of medical equipment consisting of approximately 400,000 owned or managed units in our Medical Equipment Solutions (“MES”) segment, more than 300,000 units of customer-owned equipment we managed in our Clinical Engineering Solutions (“CES”) segment and more than 7,000 units of owned or managed mobile surgical equipment in our Surgical Services (“SS”) segment. Our fees are paid directly by our customers rather than from direct reimbursement from third-party payors, such as private insurers, Medicare, or Medicaid.  We commenced operations in 1939, originally incorporated in Minnesota in 1954 and reincorporated in Delaware in 2001.  Historically, we have experienced significant and sustained growth. Our overall growth strategy is to continue to grow both organically and through strategic acquisitions.

As one of the nation’s leading providers of health care technology management and service solutions, we design and offer comprehensive solutions for our customers that help reduce capital and operating expenses while increasing medical equipment and staff productivity and support improved patient safety and outcomes.

In 2014, a supplier ceased distribution of one of its products in the United States following a request from the FDA. On May 7, 2015, the Company entered into an agreement with the former supplier resolving all matters related to the cessation of our commercial relationships with each other. The Company received $7.5 million in net cash during 2015 after settling all open receivables and payables between the two parties and return of relevant product. The Company recorded a net gain of $5.7 million related to this settlement for the year ended December 31, 2015. The Company recorded additional gain of $0.3 million related to this settlement for the year ended December 31, 2016. Excluding the May 7, 2015 agreement with the former supplier, the net loss in revenue for 2015 was approximately $8.2 million.  The cash impact to gross margin for 2015 was approximately $3.0 million.

The Company was notified in 2014 that a national group purchasing organization awarded a sole source agreement to a competitor under agreements that expired on December 31, 2014.  The loss in revenue was approximately $10.1 million for 2015. The gross margin impact, while difficult to estimate given the fixed nature of the expense base, was approximately $7.2 million for 2015.

Principles of Consolidation

The consolidated financial statements include the accounts of UHS, Surgical Services and Radiographic Equipment Services, Inc. (“RES”), its 100%-owned subsidiaries. In addition, in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), we have accounted for our equity investments in entities in which we are the primary beneficiary under the full consolidation method. All significant intercompany transactions and balances have been eliminated through consolidation. As the primary beneficiary, we consolidate the limited liability companies (“LLCs”) referred to in Item 15, Note 13, Limited Liability Companies, as we effectively receive the majority of the benefits from such entities and we provide equipment lease guarantees for such entities.

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

For goodwill and indefinite-lived intangible assets, including trade names, we review for impairment annually and upon the occurrence of certain events as required by Accounting Standards Codification (“ASC”) Topic 350, “Intangibles — Goodwill and Other.” Goodwill and indefinite-lived intangible assets are tested at least annually for impairment and more frequently if events or changes in circumstances indicate that the asset might be impaired. We review goodwill for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we conclude that goodwill is not impaired. If the carrying amount of a reporting unit is zero or negative, the second step of the impairment test is performed to measure the amount of impairment loss, if any, when it is more likely than not that a goodwill impairment exists. As of December 31, 2016 and 2015, all of our reporting units had a negative carrying value causing us to undertake a step 2 goodwill impairment analysis. The step 2 analysis on goodwill performed for those years reflected no impairment. No impairments were recognized in 2016,  2015 or 2014 related to goodwill.

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

During the second quarter of 2014, the Company became aware of certain events that will have a negative impact on the future financial results of the Company. The Company applies a fair value based impairment test to the net book value of goodwill and intangible assets with indefinite lives on an annual basis and on an interim basis if events or circumstances indicate that an impairment loss may have occurred. The review of indefinite-life intangibles for impairment during the second quarter of 2014 indicated that the carrying value of trade names in the MES segment exceeded its estimated fair values. The Company performed an interim impairment test and recorded a non-cash impairment charge of $34.9 million in the second quarter of 2014. As a result of the trade names impairment, the Company’s equity went to a deficit causing the Company to undertake a step 2 goodwill impairment analysis. The preliminary step 2 analysis of the MES goodwill reflected no impairment.  The finalization of the step 2 analysis and the result of the annual impairment review resulted in no changes to or additional impairment charges. We did not perform a  qualitative assessment and proceeded directly to the quantitative impairment test for 2016 and 2015. Our quantitative test resulted in no impairment in 2016 and 2015. No impairments were recognized in 2016 or 2015 related to indefinite-lived intangible assets.

For property and equipment and amortizable intangible assets, impairment is evaluated when an event (such as those noted in ASC Topic 360, “Property, Plant, and Equipment”) is indicated.  This evaluation is conducted at the lowest level of identifiable cash flows.  If there is an indication of impairment based on this evaluation of undiscounted cash flows versus carrying value, impairment is measured based on the estimated fair value of the long-lived or amortizable asset in comparison to its carrying value.  Our amortizable intangible assets consist of the following discrete items:  customer relationships, a supply agreement, technology databases, non-compete agreements and favorable lease agreements.  For property and equipment, primarily movable medical equipment, we continuously monitor specific makes/models for events such as product recalls or obsolescence. We recorded asset impairment charges of $3.3 and $2.0 million in 2015 and 2014, respectively.  No impairment was recognized in 2016 related to property and equipment and amortizable intangible assets.

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

The Company has recorded a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.  We evaluate the recoverability of our deferred tax assets by scheduling the expected reversals of deferred tax assets and liabilities to determine whether net operating loss carry forwards are recoverable prior to expiration.  The Company had a valuation allowance of $63.7 and $59.7 million as of December 31, 2016 and 2015, respectively.

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

RESULTS OF OPERATIONS

The following table provides information on the percentages of certain items of selected financial data compared to total revenues. The table also indicates the percentage increase or decrease comparing fiscal 2016 to 2015 and 2015 to 2014.

	Percent to Total Revenue			Percent Increase (Decrease)
	Year Ended December 31,			Year Ended December 31,
	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
Revenue
Medical equipment solutions	63.3%	63.5%	65.4%	6.5%		(0.2)%
Clinical engineering solutions	22.5	22.1	21.1	8.6		7.7
Surgical services	14.2	14.4	13.5	5.7		9.1
Total revenues	100.0	100.0	100.0	6.9		2.8
Cost of Revenue
Cost of medical equipment solutions	28.8	27.6	29.8	11.8		(5.0)
Cost of clinical engineering solutions	17.9	17.6	16.8	8.5		7.4
Cost of surgical services	7.6	7.7	7.5	6.1		5.3
Medical equipment depreciation	13.0	14.9	16.8	(6.9)		(9.2)
Total costs of revenues	67.3	67.8	70.9	6.2		(1.9)
Gross margin	32.7	32.2	29.1	8.3		14.2
Selling, general and administrative	25.0	27.3	26.2	(1.9)		6.9
Restructuring	—	0.5	0.7	*		(24.1)
(Gain) on settlement	(0.6)	(1.3)	—	(46.2)		*
Intangible asset impairment charge	—	—	8.0	*		*
Operating income (loss)	8.3	5.7	(5.8)	*		*
Interest expense	10.9	11.9	12.2	(1.6)		(0.2)
Loss before income taxes and noncontrolling interest	(2.6)	(6.2)	(18.0)	*		*
Provision (benefit) for income taxes	0.2	0.2	(3.0)	*		*
Consolidated net loss	(2.8)%	(6.4)%	(15.0)%	*	%	*	%

* Not meaningful

Results of Operations for the Year Ended December 31, 2016 compared to the Year Ended December 31, 2015

Total Revenue

Total revenue for the year ended December 31, 2016 was $479.5 million, compared with $448.7 million for the year ended December 31, 2015, an increase of $30.8 million or 6.9%.  The increase was primarily due to additional revenue growth in our MES segment related to growth in our 360 On-site Managed Solutions (“360 solutions”) of $13.1 million and sales and remarketing revenue of $4.8 million. The CES segment grew $8.6 million or 8.6% as we continued to expand our clinical engineering services with existing and new customers. Finally, we grew our SS segment by $3.7 million or 5.7% as we continued to drive organic growth in our existing modalities.

Cost of Revenue

Total cost of revenue for the year ended December 31, 2016 was $322.6 million compared to $303.9 million for the year ended December 31, 2015, an increase of $18.7 million or 6.2%.  The increase was primarily in our MES segment due to increases  in 360 solutions cost of $6.9 million, other rental cost of $3.8 million and cost of equipment sales of $3.8 million; an increase in our CES solutions cost of $5.2 million and an increase in SS costs of $2.1 million.  The increases were partially offset by a decrease in medical equipment depreciation of $4.6 million.

Gross Margin

Total gross margin for the year ended December 31, 2016 was $156.9 million, or 32.7% of total revenues compared to $144.8 million, or 32.2% of total revenues for the year ended December 31, 2015, an increase of $12.1 million or 8.3%.  The increase in gross margin as a percent of revenue was primarily impacted by lower depreciation expense and growth in our on-site managed solutions.

Medical Equipment Solutions Segment

(in thousands)

	Year Ended December 31,
	2016	2015	Change	% Change
Total revenue	$303,664	$285,059	$18,605	6.5%
Cost of revenue	138,205	123,664	14,541	11.8
Medical equipment depreciation	56,258	60,465	(4,207)	(7.0)
Gross margin	$109,201	$100,930	$8,271	8.2
Gross margin %	36.0%	35.4%

Total revenue in the MES segment for the year ended December 31, 2016 increased by $18.6 million, or 6.5%, to $303.7 million as compared to the same period of 2015.  The increase was primarily due to the growth in our 360 solutions, which totaled $13.1 million from both new programs and expansion of existing programs, and growth in sales and remarketing of $4.8 million. In addition, we continued to increase our managed only solution with new customers.

Total cost of revenue in the segment for the year ended December 31, 2016 increased by $14.5 million, or 11.8%, to $138.2 million as compared to the same period of 2015. This increase was due to an increase in costs to support growth in our 360 solutions of $6.9 million largely due to increases in employee related expense of $3.1 million, increase in other supplemental rental costs of $3.8 million largely due to higher repair parts expense and an increase of cost of equipment sales of $3.8 million.

Medical equipment depreciation for the year ended December 31, 2016 decreased by $4.2 million, or 7.0%, to $56.3 million as compared to the same period of 2015. The decrease in medical equipment depreciation was primarily due to reduced depreciation resulting from disposals of certain medical equipment.

Gross margin percentage for the MES segment was 36.0% and 35.4% for the years ended December 31, 2016 and 2015, respectively. Gross margin rate was impacted by sales mix and lower depreciation.

Clinical Engineering Solutions Segment

(in thousands)

	Year Ended December 31,
	2016	2015	Change	% Change
Total revenue	$107,751	$99,188	$8,563	8.6%
Cost of revenue	85,722	78,988	6,734	8.5
Gross margin	$22,029	$20,200	$1,829	9.1
Gross margin %	20.4%	20.4%

Total revenue in the CES segment for the year ended December 31, 2016 increased by $8.6 million, or 8.6%, to $107.8 million as compared to the same period of 2015.  The increase was primarily due to growth in the maintenance and repair of equipment for both new and existing customers.

Total cost of revenue in the segment for the year ended December 31, 2016 increased by $6.7 million, or 8.5%, to $85.7 million as compared to the same period of 2015. The increase is primarily attributable to increases in vendor expenses and repair parts to support the revenue growth and mix shifts in type of service provided to customers.

Gross margin percentage for the CES segment was 20.4% and 20.4% for the years ended December 31, 2016 and 2015, respectively.  Gross margin percentage will fluctuate based on the variability of third-party vendor expenses in our on-site clinical engineering solutions and supplemental service programs,  as well as fluctuations of services being performed in house for manufacturer services.

Surgical Services Segment

(in thousands)

	Year Ended December 31,
	2016	2015	Change	% Change
Total revenue	$68,086	$64,434	$3,652	5.7%
Cost of revenue	36,565	34,459	2,106	6.1
Medical equipment depreciation	5,899	6,313	(414)	(6.6)
Gross margin	$25,622	$23,662	$1,960	8.3
Gross margin %	37.6%	36.7%

Total revenue in the SS segment for the year ended December 31, 2016 increased by $3.7 million, or 5.7%, to $68.1 million as compared to the same period of 2015. The increase was driven primarily by organic growth in our surgical services business and to a lesser extent from an acquisition completed in the second quarter of 2015.

Total cost of revenue in the segment for the year ended December 31, 2016 increased by $2.1 million, or 6.1%, to $36.6 million as compared to the same period of 2015. The increase was primarily attributable to the increase in employee-related costs to support growth in our surgical services business and cost of disposables.

Medical equipment depreciation for the year ended December 31, 2016 decreased by $0.4 million, or 6.6%, to $5.9 million as compared to the same period of 2015.

Gross margin percentage for the SS segment was 37.6% and 36.7% for the years ended December 31, 2016 and 2015, respectively. The increase in gross margin percentage was primarily driven by both positive operating leverage from volume growth and some shift to higher margin modalities.

Selling, General and Administrative, Restructuring, Intangible Asset Impairment Charge, Loss on Extinguishment of Debt and Interest Expense

(in thousands)

	Year Ended December 31,
	2016	2015	Change	% Change
Selling, general and administrative	$120,111	$122,454	$(2,343)	(1.9)%
Restructuring	—	2,321	(2,321)	(100.0)
(Gain) on settlement	(3,074)	(5,718)	2,644	(46.2)
Interest expense	52,321	53,195	(874)	(1.6)

Selling, General and Administrative

Selling, general, and administrative expenses for the year ended December 31, 2016 decreased by $2.3 million, or 1.9%, to $120.1 million as compared to the same period of 2015.  The decrease was primarily due to lower consulting costs.

Selling, general and administrative expense as a percentage of total revenue was 25.0% and 27.3% for the years ended December 31, 2016 and 2015, respectively.

Restructuring

Restructuring expenses of $2.3 million for the year ended December 31, 2015 was related to the realignment of the management team.

Gain on Settlement

Gain on settlement of $3.1 and $5.7 million for the years ended December 31, 2016 and 2015, respectively was related to settlements with a supplier and  a former supplier.

Interest Expense

Interest expense for the year ended December 31, 2016 decreased by $0.9 million, or 1.6%, to $52.3 million as compared to the same period of 2015. This decrease was mainly attributable to the decrease in revolver interest. Interest expense includes amortization of deferred financing fees associated with our debt of $2.3 and $2.7 million for years ended December 31, 2016 and 2015, respectively.

Income Taxes

Income taxes expense was $0.9 and $0.8 million for the years ended December 31, 2016 and 2015, respectively. The tax expense for the year ended December 31, 2016 and 2015 primarily relates to state minimum fees. The Company will continue to incur deferred tax expense in the future as tax amortization occurs. The expected tax benefit from operating losses during the year ended December 31, 2016 was offset by the recording of an additional valuation allowance.

Consolidated Net Loss

Consolidated net loss was $13.5 and $28.2 million for the years ended December 31, 2016 and 2015, respectively. Net loss was impacted primarily by the growth in revenue as well as the decreases in medical equipment depreciation and selling, general and administrative expenses.

Adjusted EBITDA

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) was $128.9 and $122.0 million for the years ended December 31, 2016 and 2015, respectively.  Adjusted EBITDA for the year ended December 31, 2016 was positively impacted by revenue growth.

Adjusted EBITDA is defined as earnings attributable to UHS before interest expense, income taxes, depreciation and amortization and excludes non-cash share-based compensation expense, management, board and strategic fees and other nonrecurring gain, expenses or loss.  In addition to using Adjusted EBITDA internally as a measure of operational performance, we disclose it externally to assist analysts, investors and lenders in their comparisons of operational performance, valuation and debt capacity across companies with differing capital, tax and legal structures.  Adjusted EBITDA, however, is not a measure of financial performance under GAAP and should not be considered as an alternative to, or more meaningful than, net income as a measure of operating performance or to cash flows from operating, investing or financing activities or as a measure of liquidity. Since Adjusted EBITDA is not a measure determined in accordance with GAAP and is thus susceptible to varying interpretations and calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.  Adjusted EBITDA does not represent an amount of funds that is available for management’s discretionary use.

For a reconciliation of net loss attributable to UHS to Adjusted EBITDA, see note (2) under the caption “Selected Financial Data” in Item 6 of this Annual Report on Form 10-K.

Results of Operations for the Year Ended December 31, 2015 compared to the Year Ended December 31, 2014

Total Revenue

Total revenue for the year ended December 31, 2015 was $448.7 million, compared with $436.7 million for the year ended December 31, 2014, an increase of $12.0 million or 2.8%.  The increase was primarily due to additional revenue in our MES segment related to growth in our 360 solutions of $11.9 million and growth in supplemental rental services of $8.2 million, partially offset by the decline in Negative Pressure Wound Therapy (“NPWT”) device rental and disposable sales of $8.0 million due to the interruption of the commercial distribution of a NPWT product line and a decrease of $10.1 million due to customer transitions from loss of the national GPO contract; additional revenue in our CES segment related to growth in our on-site clinical engineering solutions and manufacturer services of $5.5 million and growth in our SS segment of $5.4 million.

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

Total revenue in the CES segment for the year ended December 31, 2015 increased by $7.1 million, or 7.7%, to $99.2 million as compared to the same period of 2014.  The increase was primarily due to growth in our managed on-site clinical engineering solutions and manufacturer services.

Total cost of revenue in the segment for the year ended December 31, 2015 increased by $5.4 million, or 7.4%, to $79.0 million as compared to the same period of 2014. The increase is primarily attributable to increases in employee related costs and vendor expenses to support the revenue growth and mix shifts in type of service provided to customers.

Gross margin percentage for the CES segment was 20.4% and 20.1% for the years ended December 31, 2015 and 2014, respectively.  Gross margin percentage will fluctuate based on the variability of third-party vendor expenses in our on-site clinical engineering solutions and supplemental service programs, as well as fluctuations of services being performed in house for manufacturer services.

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

Selling, General and Administrative, Restructuring, Intangible Asset Impairment Charge, Loss on Extinguishment of Debt and Interest Expense

(in thousands)

	Year Ended December 31,
	2015	2014	Change	% Change
Selling, general and administrative	$122,454	$114,596	$7,858	6.9%
Restructuring	2,321	3,059	(738)	(24.1)
(Gain) on settlement	(5,718)	—	(5,718)	*
Intangible asset impairment charge	—	34,900	(34,900)	*
Interest expense	53,195	53,285	(90)	(0.2)

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

Restructuring

Restructuring expenses for the year ended December 31, 2015 decreased by $0.7 million to $2.3 million as compared to the same period of 2014. The decrease was primarily due to lower charges related to the realignment of the management team.

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

Adjusted EBITDA

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) was $122.0 and $119.7 million for the years ended December 31, 2015 and 2014, respectively.  Adjusted EBITDA for the year ended December 31, 2015 was impacted higher margin rates.

Adjusted EBITDA is defined as earnings attributable to UHS before interest expense, income taxes, depreciation and amortization and excludes non-cash share-based compensation expense, management, board and strategic fees and other nonrecurring gain, expenses or loss. In addition to using Adjusted EBITDA internally as a measure of operational performance, we disclose it externally to assist analysts, investors and lenders in their comparisons of operational performance, valuation and debt capacity across companies with differing capital, tax and legal structures.  Adjusted EBITDA, however, is not a measure of financial performance under GAAP and should not be considered as an alternative to, or more meaningful than, net income as a measure of operating performance or to cash flows from operating, investing or financing activities or as a measure of liquidity. Since Adjusted EBITDA is not a measure determined in accordance with GAAP and is thus susceptible to varying interpretations and calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.  Adjusted EBITDA does not represent an amount of funds that is available for management’s discretionary use.

For a reconciliation of net loss attributable to UHS to Adjusted EBITDA, see note (2) under the caption “Selected Financial Data” in Item 6 of this Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Financing Structure.  As of December 31, 2016, our major sources of funds were comprised of  $425.0 million aggregate principal amount of our Original Notes (as defined below), $220.0 million aggregate principal amount of our Add-on Notes (as defined below), $235.0 million senior secured credit facility and $17.1 million of vehicle leases.

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

Senior Secured Credit Facility. On November 24, 2015, we entered into a Third Amended and Restated Credit Agreement with Bank of America, N.A., as agent for the lenders, and the lenders party thereto (the “Third Amended Credit Agreement”), which amended our then-existing senior secured credit facility originally dated as of May 31, 2007 and amended and restated as of May 6, 2010 and as of July 31, 2012.  We refer to the third amended and restated senior secured credit facility as the “senior secured credit facility.” The senior secured credit facility is a first lien senior secured asset based revolving credit facility that is available for working capital and general corporate purposes, including permitted investments, capital expenditures and debt repayments, on a fully revolving basis, subject to the terms and conditions set forth in the credit documents in the form of revolving loans, swing line loans and letters of credit. The Third Amended Credit Agreement extended the maturity date of the revolving loans to the earliest of (i) November 24, 2020 and (ii) 90 days prior to the maturity of the 2012 Notes, and reduced (i) the interest rate applicable to borrowings under the Third Amended Credit Agreement to a per annum rate, determined based on our usage of the credit facility as provided in the Third Amended Credit Agreement, ranging from 1.50% to 2.00% above the adjusted LIBOR rate used by the agent or, at our option, 0.50% to 1.00% above the Base Rate as defined in the Third Amended Credit Agreement and (ii) the unused line fee rate to 0.25%.  Our obligations under the Third Amended Credit Agreement are secured by a first priority security interest in substantially all of the assets of the Company, Parent and SS, excluding a pledge of the Company’s and its subsidiaries’ stock, any joint ventures and certain other exceptions. Our obligations under the Third Amended Credit Agreement are unconditionally guaranteed by the Parent, SS and RES.

Our senior secured credit facility provides the aggregate amount we may borrow under revolving loans up to $235.0 million, subject to our borrowing base.

As of December 31, 2016, we had $124.9 million of availability under the senior secured credit facility based on a borrowing base of $175.1 million less borrowings of $45.7 million and after giving effect to $4.5 million used for letters of credit.

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

The senior secured credit facility specifies certain events of default, including, among others, failure to pay principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, bankruptcy events, certain ERISA-

related events, cross-defaults to other material agreements, change of control events and invalidity of guarantees or security documents.  Some events of default will be triggered only after certain cure periods have expired, or will provide for materiality thresholds.  If such a default occurs, the lenders under the senior secured credit facility would be entitled to take various actions, including all actions permitted to be taken by a secured creditor and the acceleration of amounts due under the senior secured credit facility.

At December 31, 2016, we had $45.7 million of borrowings outstanding of which $4.7 million was accruing interest at a rate of 4.75%,  $14.0 million was accruing interest at a rate of 2.77% and $27.0 million was accruing interest at a rate of 2.6947%.

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

We require substantial cash to operate our health care technology solutions and service our debt.  Our health care technology solutions require us to invest a significant amount of cash in medical equipment purchases.  To the extent that such expenditures cannot be funded from our operating cash flow, borrowing under our senior secured credit facility or other financing sources, we may not be able to conduct our business or grow as currently planned. We currently expect that over the next 12 months, we will make net investments of approximately $55 to $65 million in medical equipment and other capital expenditures.  This estimate is subject to numerous assumptions, including revenue growth, the number of on-site managed solutions signings, and any significant changes in customer contracts.

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

The following table sets forth selected historical information regarding our cash flows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Other Financial Data:
Net cash provided by operating activities	$54,722	$72,284	$60,572
Net cash used in investing activities	(69,654)	(52,606)	(55,464)
Net cash provided by (used in) financing activities	14,932	(19,678)	(5,108)

Net cash provided by operating activities was $54.7,  $72.3 and $60.6 million for the years ended December 31, 2016,  2015 and 2014, respectively.  Net cash provided by operating activities decreased in 2016 compared to 2015 primarily due to higher incentive payments in 2016, the timing of accounts receivable collections from specific customers and working capital increases primarily related to timing.  Net cash provided by operating activities increased in 2015 compared to 2014 primarily due to higher earnings.

Net cash used in investing activities was $69.7,  $52.6 and $55.5 million for the years ended December 31, 2016,  2015 and 2014, respectively.  The increase in net cash used in investing activities in 2016 compared to 2015 was primarily due to the acquisition of RES.  The decrease in net cash used in investing activities in 2015 compared to 2014 was primarily due to higher proceeds from sale of medical equipment.

Net cash provided by (used in) financing activities was $14.9,  $(19.7) and $(5.1) million for the years ended December 31, 2016,  2015 and 2014, respectively. The increase in net cash provided by financing activities in 2016 compared to 2015 was primarily due to higher net borrowings under the senior secured credit facility to fund the acquisition in 2016.  The increase in net cash used in financing activities in 2015 compared to 2014 was primarily due to lower net borrowings under the senior secured credit facility in 2015

Total debt at the end of 2016 was higher in comparison to 2015 primarily from the Company’s acquisition of RES completed in November 2016.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2016, we do not have any unconsolidated SPEs.

Contractual Obligations

The following is a summary, as of December 31, 2016, of our future contractual obligations:

	Payments due by period
(in thousands)					2022 and
Contractual Obligations	Total	2017	2018 - 2019	2020 - 2021	beyond
Other Financial Data:
Long-term debt principal obligations	$690,692	$—	$—	$690,692	$—
Interest on notes	178,282	49,181	98,363	30,738	—
Principal and interest on capital lease obligations	18,707	5,988	6,875	3,175	2,669
Operating lease obligations	34,252	8,415	13,849	9,050	2,938
Pension obligations (1)	412	412	—	—	—
Unrecognized tax positions (2)	2,072	—	—	—	—
Total contractual obligations	$924,417	$63,996	$119,087	$733,655	$5,607
Other commercial commitments:
Stand by letter of credit	$4,515	$—	$—	$—	$—

(1)	While our net pension liability at December 31, 2016 was approximately $8 million, we cannot reasonably estimate required payments beyond 2017 due to changing actuarial and market conditions.
(2)	We cannot reasonably determine the exact timing of payments related to our unrecognized tax positions.

Based on the level of operating performance expected in 2017, we believe our cash from operations and additional borrowings under our senior secured credit facility will meet our liquidity needs for the foreseeable future, exclusive of any borrowings that we may make to finance potential acquisitions.  However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could be adversely affected.  As of December 31, 2016, we had $124.9 million of availability under the senior secured credit facility based on a borrowing base of $175.1 million less borrowings of $45.7 million and after giving effect to $4.5 million used for letters of credit. As of December 31, 2015, we had $138.4 million of availability under the senior secured credit facility based on a borrowing base of $170.3 million less borrowings of $28.0 million and after giving effect to $3.9 million used for letters of credit.

Our levels of borrowing are further restricted by the financial covenants set forth in our senior secured credit facility agreement and the 2012 Indenture governing our 2012 Notes, which covenants are summarized above.

As of December 31, 2016, we were in compliance with all covenants for all years presented.

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

Interest Rates

We use both fixed and variable rate debt as sources of financing. As of December 31, 2016, we had approximately $715.4 million of total debt outstanding, of which $45.7 million was bearing interest at variable rates.  Based on variable debt levels at December 31, 2016, a 1.0 percentage point change in interest rates on variable rate debt would have resulted in annual interest expense fluctuating by approximately $0.5 million.

Fuel Costs

We are exposed to market risks related to changes in the price of gasoline used to fuel our fleet of delivery and sales vehicles.  A hypothetical 10% increase or decrease in the average 2016 prices of unleaded gasoline, assuming normal gasoline usage levels for the year, would lead to an annual increase or decrease in fuel costs of approximately $0.3 million.

Pension

Our pension plan assets, which were approximately $19.6 million at December 31, 2016 are subject to volatility that can be caused by fluctuations in general economic conditions.  Continued market volatility and disruption could cause further declines in asset values, and if this occurs, we may need to make additional pension plan contributions and our pension expense in future years may increase.  A hypothetical 10% decrease in the fair value of plan assets at December 31, 2016 would lead to a decrease in the funded status of the plan of approximately $2.0 million.

Other Market Risk

As of December 31, 2016, we have no other material exposure to market risk.

ITEM 8:  Consolidated Financial Statements and Supplementary Data

The following table sets forth certain unaudited quarterly financial data for 2016 and 2015.  In our opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth therein.  The operating results for any one quarter are not necessarily indicative of results for any future period.

Selected Quarterly Financial Information

(Unaudited)

	Year Ended December 31, 2016
	Quarter Ended
(in thousands)	March 31	June 30	September 30	December 31
Total revenues	$122,126	$117,618	$117,948	$121,809
Gross margin	$39,885	$38,728	$38,518	$39,721
Gross margin %	32.7%	32.9%	32.7%	32.6%
Consolidated net loss	$(4,640)	$(609)	$(3,610)	$(4,593)
Net cash (used in) provided by operating activities	$(12,750)	$35,754	$(492)	$32,210
Net cash used in investing activities	$(9,938)	$(13,596)	$(13,490)	$(32,630)
Net cash provided by (used in) financing activities	$22,688	$(22,158)	$13,982	$420

	Year Ended December 31, 2015
	Quarter Ended
(in thousands)	March 31	June 30	September 30	December 31
Total revenues	$113,486	$112,289	$111,113	$111,793
Gross margin	$36,664	$36,972	$35,546	$35,610
Gross margin %	32.3%	32.9%	32.0%	31.9%
Consolidated net loss	$(6,966)	$(1,779)	$(8,547)	$(10,924)
Net cash provided by operating activities	$11,805	$28,420	$3,021	$29,038
Net cash used in investing activities	$(18,776)	$(4,268)	$(10,676)	$(18,886)
Net cash provided by (used in) financing activities	$6,971	$(24,152)	$7,655	$(10,152)

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013 version) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria.

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

ITEM 9B:  Other Information

None.

PART III

ITEM 10:  Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth the ages and the current positions of our executive officers and directors as of March 13, 2017.

Name	Age	Position
Thomas J. Leonard	49	Chief Executive Officer and Director
James B. Pekarek	48	Executive Vice President and Chief Financial Officer
Kevin E. Ketzel	48	President
Lee M. Neumann	41	Senior Vice President and General Counsel
Bettyann Bird	56	Senior Vice President, Marketing
Robert L. Creviston	50	Chief Human Resources Officer
Scott A. Christensen	52	Vice President, Controller and Chief Accounting Officer
John L. Workman	65	Director and Chairman of the Board of Directors
Barry P. Schochet	66	Director
Bret D. Bowerman	40	Director
David Crane	60	Director
Michael C. Feiner	74	Director
Robert Juneja	46	Director
John B. Grotting	67	Director

Thomas J. Leonard joined us as Chief Executive Officer and has been a member of our Board of Directors since April 2015.  Prior to joining the Company, Mr. Leonard served as the President of Medical Systems for CareFusion Corporation, where he led the $2.4 billion revenue global medical device segment, which includes Alaris® infusion pumps, Pyxis® automated dispensing and patient identification systems, and AVEA® and LTV® series ventilators and respiratory diagnostics products. Prior to joining CareFusion in 2008, Mr. Leonard served as the Senior Vice President and General Manager of Ambulatory Solutions for McKesson Provider Technologies, and prior to that, Executive Vice President of Operations for Picis, Inc. Mr. Leonard has a Bachelor degree in Engineering from the United States Naval Academy and a Master of Business Administration degree from S.C Johnson Graduate School of Management at Cornell University.

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

Kevin E. Ketzel became president in January 2016. Mr. Ketzel was appointed as Executive Vice President, Sales & Marketing of the Company in July 2015. Prior to joining the Company, Mr. Ketzel was most recently the Senior Vice President & General Manager of the Respiratory Technologies global business unit of CareFusion, a leading medical technology company.  Prior to that, Mr. Ketzel held general management, operational, sales, R&D, service and marketing leadership positions at Mediware Information Systems, Allscripts, MedSynergies and Cerner Corporation. Mr. Ketzel has a Bachelor degree in Quantitative Economics from University of Wisconsin.

Lee M. Neumann became our General Counsel in January 2011.  In 2015, Ms. Neumann became Senior Vice President and General Counsel.  From 2009 to 2011, Ms. Neumann was our Associate General Counsel.  Prior to joining us, Ms. Neumann was an attorney at Faegre Baker Daniels LLP, formerly Faegre & Benson LLP, from 2002 to 2009.  Ms. Neumann holds a Juris Doctorate degree from Hamline University School of Law and a Bachelor of Arts degree in Biology from Gustavus Adolphus College.

Bettyann Bird joined us in January 2016 as the Senior Vice President of Marketing. Prior to joining us, Ms. Bird was Vice President of Marketing for the Global Dispensing business at CareFusion from 2012 to 2015. She has held numerous executive leadership roles within the health care industry, including Executive at eHealth Portal from 2009 to 2011, President and CEO of eStudySite from 2007 to 2008 and President of the Consulting and Services business of Cardinal Health from 2004 to 2006. Prior to that, Bettyann held leadership positions with Deloitte Consulting and Ernst & Young from 2000 to 2004. She spent her early years in health care as a trauma and intensive care nurse. Ms. Bird earned a bachelor's degree in Nursing from Texas Christian University and an MBA from Baylor University.

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

Barry P. Schochet has served as a director and as a member of our audit committee since 2008. Until 2013, Mr. Schochet was President and Chief Executive Officer of BPS Health Ventures, LLC, a health care consulting and equity investment firm, a position he has held since 2005. From 1979 until 2005, he served in several executive capacities at Tenet Healthcare Corporation, including Vice Chairman. Through its subsidiaries, Tenet owns and operates acute care hospitals and related health care services. Mr. Schochet served on the Board of Directors of OmniCare, Inc. (NYSE: OCR). Mr. Schochet served as a director of Broadlane, Inc. from its founding in 2000 until its sale in 2010. Mr. Schochet serves as an advisor to TriCap Technology Group and the Redina Companies. Mr. Schochet also serves on the Board of Managers of BroadJump LLC. Mr. Schochet holds a Master’s degree in hospital administration from George Washington University and a Bachelor of Arts degree in Zoology from the University of Maine. Mr. Schochet brings to our board sophisticated health care system management and purchasing expertise.

Bret D. Bowerman has been a director and a member of our audit committee since 2007. Mr. Bowerman is a co-founder and Managing Director of Harbour Point Capital and a Senior Advisor to Irving Place Capital.  Prior to founding Harbour Point Capital in 2015, Mr. Bowerman was a Principal with Irving Place Capital, formerly known as Bear Stearns Merchant Banking (“BSMB”). When with BSMB, Mr. Bowerman held the position of Senior Associate. Prior to joining BSMB in 2007, Mr. Bowerman worked as a Research Analyst at investment manager GoldenTree Asset Management from 2006 to 2007. Mr. Bowerman currently serves on the Board of Directors of National Surgical Healthcare and Aligned Modern Health. Mr. Bowerman holds a Master of Business Administration degree from the Wharton School of the University of Pennsylvania and a Bachelor of Arts degree in Economics from Washington & Lee University. Mr. Bowerman has a deep understanding of financial issues, which makes him a skilled advisor.

David Crane has been a director and a member of our compensation committee since 2008. Mr. Crane currently serves as Chairman and CEO of National Surgical Healthcare (“NSH”). NSH owns and manages orthopedically focused surgical hospitals and ASC’s. NSH is an IPC portfolio company. Mr. Crane also served as a senior advisor for health care for IPC from 2008 through 2014.  In 2016, Mr. Crane joined the Board of Directors of Aligned Medical. From 1989 until 2004 Mr. Crane was a director, COO and then CEO of MedCath, Inc. (NASDAQ: MDTH) which owned and managed cardiac focused Heart Hospitals. Mr. Crane served as a director of Orion Healthcare, Inc. (NASDAQ: ORNH) from 2004 to 2008, as a director of Pediatric Services of America (NASDAQ: PSAI) from 2003 to 2007, and as a director of Alveolus Inc. from 2002 to 2008. Mr. Crane was on the Board of Trustees of the Charlotte Latin School from 2000 to 2008. Mr. Crane holds a Master of Business Administration from Harvard Business School and a Bachelor of Arts degree from Yale College. Mr. Crane contributes experience of a provider system striving to achieve superior patient outcomes and optimal financial performance.

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

Robert Juneja has been a director and has served as chairman of our compensation committee since 2007. Mr. Juneja is a co-founder and Managing Director of Harbour Point Capital, a health care focused private equity firm, and also serves as a Senior Advisor to Irving Place Capital.  Prior to founding Harbour Point Capital in 2015, Mr. Juneja was Senior Managing Director with Irving Place Capital, formerly BSMB. When with BSMB, Mr. Juneja was Senior Managing Director of Bear, Stearns & Co. Inc. Mr. Juneja joined BSMB in 2000. Mr. Juneja serves on the board of directors of Oak Street Health, Aligned Modern Health, National Surgical Healthcare and Caribbean Financial Group. Mr. Juneja holds a Master of Business Administration degree from the Wharton School of the University of Pennsylvania and a Bachelor of Arts degree in Mathematics from the University of Michigan. Mr. Juneja has extensive knowledge of complex financial and operational issues facing health care organizations today.

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

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors

Each member of our board of directors is expected to devote sufficient time, energy and attention to ensure diligent performance of his or her duties.  Our board met five times during 2016.  The then-current directors attended 100%  of the meetings of our board and various committees that occurred during their term of service during 2016.  We believe that John Workman, Barry Schochet, David Crane, Michael Feiner and John Grotting are independent as defined under the current rules of The NASDAQ Stock Market LLC (“NASDAQ”).  Bret Bowerman and Robert Juneja are not considered to be independent due to their respective relationships with IPC and Parent. Mr. Leonard was not considered independent because he served as a director of the board and as our chief executive officer.

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

In addition, the Parent Securityholders have agreed to vote all of their Parent securities so that any committee of the Company will include at least two IPC Directors. Robert Juneja, Bret Bowerman and Michael Feiner are the current IPC designates to serve on our board of directors.  Mr. Bowerman also serves on our audit committee, and Mr. Juneja and Mr. Feiner serve on our compensation committee.

Committees of the Board of Directors

Audit Committee

Our audit committee members are John Workman, Bret Bowerman and Barry Schochet.  Mr. Workman is the chairman. The audit committee met four times during 2016 with all members present at 100% of the meetings.  The audit committee, among other things:

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

•	provides supervisory oversight of the annual audit plan and organizational structure of the internal audit team and reviews the results of its activities;
•	oversees the preparation of and approves the report of the audit committee for inclusion in the Company’s Annual Report on Form 10-K for filing with the SEC;
•	oversees the application of the Company’s related person transaction policy and its code of business conduct and ethics;
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

Under current NASDAQ rules, our current audit committee would not be deemed to be comprised solely of independent directors since Mr. Bowerman is associated with IPC. We believe that Mr. Workman and Mr. Schochet are independent directors under current NASDAQ rules.

Our board has determined that Mr. Workman, who is chairman of the audit committee, qualifies as an “audit committee financial expert” as that term is defined under Item 407(d)(5) of Regulation S-K.

Compensation Committee

Our compensation committee consists of Robert Juneja, David Crane, John Grotting and Michael Feiner. The compensation committee met six times during 2016 with all members present at 100% or more of the meetings.  The compensation committee, among other things:

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

The base salary and annual performance-based incentive compensation paid to our named executive officers for fiscal 2016 was determined by the compensation committee in March 2016 and March 2017, respectively, and recommended to our board of directors for final approval, which occurred in March 2016 and March 2017, respectively.

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

In 2016, the compensation committee considered certain elements of total compensation against a group of publicly traded companies in the same or related industries (the “Peer Group”). In fiscal 2016, our compensation committee reviewed the compensation, including base salary and incentive compensation, paid to executives in the Peer Group, and considered the performance evaluations in determining the appropriate compensation for each named executive officer. In approving the compensation for our named executive officers, our board of directors considered the recommendations of our compensation committee, our company’s performance and the need to attract, retain, and motivate our executives.

It is challenging for us to identify a group of similarly situated peer companies, because the identity of competitors varies among our three business segments, and great variability exists in the size and scope of activities among health care industry businesses, including our competitors. For purposes of determining our 2016 compensation, our compensation committee determined that it was appropriate to select the following companies for inclusion in the Peer Group based on the sensitivity of each Peer Group member to similar marketplace trends and industry sector:

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

The Peer Group typically is re-evaluated each year, and consistent with that practice, on December 16, 2016, the compensation committee re-examined its selection of companies to comprise the Peer Group, taking into consideration data compiled from public sources, investment banks, compensation consultants and independent analysts about companies that are comparable to UHS, as well as information available about other companies that operate within the health care industry or that reflect the following attributes:

•	a business model of providing outsourced solutions consistent with UHS’ current focus;
•	an organic and acquisitive growth profile similar to UHS;
•	a technology solutions focus consistent with UHS’ approach; and
•	a lack of direct reimbursement risk from third-party payors such as Medicare and Medicaid.

The compensation committee determined that the current Peer Group is appropriate based on the Company’s business mix and revenue sources, business offerings, current and forecasted growth profile, and solutions-based focus. Accordingly, the compensation committee determined that for purposes of 2017 compensation the Peer Group will consist of the following companies:

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

2016 Executive Compensation Components

For fiscal 2016 the principal components of compensation for our named executive officers were base salary and annual performance-based incentive compensation, each of which is addressed in greater detail below. Each named executive officer also has severance and/or change of control benefits, and is eligible to participate in our long-term savings plan and the broad-based benefit and welfare plans that are available to our employees in general. In addition, the named executive officers are eligible to receive stock option awards from Parent under its stock option plan. Although these awards are determined solely by Parent’s board of directors, our compensation committee considers the option awards in assessing each named executive officer’s compensation package and whether such package is consistent with our compensation program philosophy and objectives.

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

Each of the named executive officers is expected to participate in the above activities, with particular emphasis on their areas of expertise. Thus, Mr. Leonard has emphasis in setting the strategy and direction for the Company; Mr. Pekarek has emphasis areas in controls, reporting, budgeting and capital attraction; Mr. Ketzel has the emphasis areas of growth and revenues, operational excellence and customer service; Ms. Bird has the emphasis areas of market development, growth and research; and Mr. Creviston has the emphasis areas of development and retention of talent and design and administration of compensation programs.

Finding that the named executive officers achieved the objectives discussed above, on March 9, 2016, the compensation committee determined to increase the base salaries of Mr. Pekarek from $396,627 to $425,000, Mr. Ketzel from $425,000 to $435,625 and Mr. Creviston from $283,305 to $300,000.  Mr. Leonard agreed to waive any merit increase to his base salary for 2016, in order to receive base salary increases to members of management. Ms. Bird joined the Company on January 4, 2016, and therefore was not considered for annual merit increases. These increases reflected the increasing complexity of the Company’s business and the increased responsibilities these executives took on to meet growth objectives. These include increased strategic partnership activity, product development, expanded geographic markets and design and delivery of more complex customer-focused service solutions.

Annual Performance-Based Incentive Compensation

The annual performance-based incentive compensation component is offered through the Executive Incentive Program (the “EIP”), an annual cash incentive program that provides our executive officers with an opportunity to earn annual incentive awards based on the Company’s financial performance. Under the EIP, our named executive officers can earn incentive awards that are based on a percentage of base salary, with the percentage for each officer (other than Mr. Leonard, whose percentage was specified in his employment agreement with us) set at a level the compensation committee has determined is consistent with his level of accountability and impact on our operations. In setting this percentage of base salary, the compensation committee also considers the incentive compensation paid to executives in the Peer Group. The percentage of base salary for our named executive officers (other than the chief executive officer) varies from 65% to 75% of base salary. The target award under the EIP for Mr. Leonard, our chief executive officer, was 100% of base salary, as specified in his employment agreement.  The 2016 EIP targets for each of our named executive officers were as follows:

2016 Executive Incentive Plan Target
Senior Manager	as a Percent of 2016 Base Salary
Thomas J. Leonard	100%
James B. Pekarek	70%
Kevin E. Ketzel	75%
Robert L. Creviston	65%
Bettyann Bird	65%

The corporate financial performance objectives under the EIP relate to revenue and Adjusted EBITDA, defined as earnings attributable to UHS before interest expense, income taxes, depreciation and amortization and excludes non-cash share-based compensation expense, management, board and strategic fees and other nonrecurring gain, expenses or loss. The threshold levels for achievement of the corporate financial objective, and the formula for payment of awards under the EIP, are determined by the compensation committee. In March 2016, the threshold levels for achievement of the corporate financial objectives for 2016 EIP awards were finally determined by our compensation committee. Our named executive officers’ eligibility to earn an incentive award is based on the Company’s achievement of those corporate financial objectives for the current year, calculated by comparing actual and target revenue and Adjusted EBITDA for that fiscal year.

Methodology

For fiscal 2016, the compensation committee established the revenue target at $469.2 million and the Adjusted EBITDA target at $129.0 million.  Adjusted EBITDA is used internally as a measure of operational performance, we disclose it externally to assist analysts, investors and lenders in their comparisons of operational performance, valuation and debt capacity across companies with differing capital, tax and legal structures. EBITDA, however, is not a measure of financial performance under GAAP and should not be considered as an alternative to, or more meaningful than, net income as a measure of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. Because EBITDA is not a measure of GAAP and is thus susceptible to varying interpretations and calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. EBITDA does not represent an amount of funds that is available for management’s discretionary use. Adjusted EBITDA is included because certain compensation plans are based upon this measure.

For fiscal 2016, the compensation committee reviewed the Company’s actual revenue and Adjusted EBITDA performance and determined that the Company’s targets were achieved, such that by the formula determined by the compensation committee, Mr. Leonard will receive $699,400 for his target award,  Mr. Pekarek will receive $330,000 for his target award, Mr. Ketzel will receive $360,000 for his target award, Mr.Creviston will receive $210,000 for his target award and Ms. Bird will receive $225,000 for her target award.

Award amounts for 2016 performance under the EIP were approved for the named executive officers by the compensation committee in March 2017 and will be paid by the Company in March 2017. The 2016 EIP award amounts are reflected in the “Non-equity Incentive Plan Compensation” column of the Summary Compensation Table.

During the past five years, the Company achieved performance of the target twice and achieved the maximum performance level once. The payout percentage in the past five years ranged between approximately 0% and 175% of the participant’s target award opportunity. Generally, the minimum, target and maximum levels for achievement of the corporate financial objective are set, so that the relative difficulty of achieving the target is consistent from year to year.

Severance and/or Change of Control Benefits

The Company has adopted an Executive Severance Pay Plan that provides for severance benefits for certain of our senior executive officers, including Mr. Ketzel,  Mr. Creviston,  and Ms. Bird, who are named executive officers. In addition, we have entered into employment agreements with Mr. Leonard, our chief executive officer, and Mr. Pekarek, our chief financial officer. These employment agreements provide for severance and/or change of control benefits for Mr. Leonard and Mr. Pekarek. Severance and/or change in control benefits serve several purposes and are designed to:

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

Stock option award levels vary among participants based on their positions within the Company. Consistent with past practice, broad-based stock option awards were granted in June of 2007, following a change of control of the Company, which occurred in connection with the Transaction. Thereafter, options are generally expected to be granted periodically throughout the year and are granted to individuals who were newly hired or who were promoted or who increased their job responsibilities.  Mr. Pekarek, Mr. Ketzel, Mr. Creviston and Ms. Bird received grants of options in 2016. The exercise price of stock option awards under the 2007 Stock Option Plan is equal to the fair market value of Parent’s common stock on the grant date as determined by the board of directors of Parent. The ultimate value of an award depends on Parent’s stock price. For a detailed discussion of the 2007 Stock Option Plan, including the August 2010 amendment to the vesting provisions of option agreements, see discussion under the heading “2007 Stock Option Plan” below.

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

TAX AND ACCOUNTING IMPLICATIONS

Deductibility of Executive Compensation

The compensation committee reviews and considers the Company’s deductibility of executive compensation. We believe that compensation paid under our EIP is generally deductible for federal income tax purposes. Section 280G of the IRS Code provides that the Company may not deduct compensation paid in connection with a change of control that is treated as an excess parachute payment. In certain circumstances, the compensation committee may elect to approve compensation that is not fully deductible to ensure competitive levels of compensation for our executive officers.

Accounting for Share-Based Compensation

Beginning January 1, 2006, we began accounting for our share-based compensation, namely, stock options issued under the 2007 Stock Option Plan, as required by ASC Topic 718, “Compensation—Stock Compensation.”

While Parent established the 2007 Stock Option Plan, compensation expense related to service provided by the Company’s employees, including the named executive officers, is recognized in the Company’s Statements of Operations.

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

SUMMARY COMPENSATION TABLE

The table below sets forth the total compensation awarded to, earned by or paid to the named executive officers for our 2016,  2015, and 2014 fiscal years.

Amounts listed under the “Non-Equity Incentive Plan Compensation” column were determined in accordance with the “2016  Executive Incentive Plan Targets”, as approved by the compensation committee of our board of directors. The non-equity incentive plan compensation will be paid in March 2017.

					Non-Equity
					Incentive
			Option	Stock	Plan	All Other
Name and		Salary	Awards	Awards	Compensation	Compensation	Total
Principal Position	Year	($)	($) (1)	($) (2)	($) (3)	($) (4)	($)
Thomas J. Leonard (5)	2016	$650,000	$(190,700)	$—	$699,400	$9,000	$1,167,700
Chief Executive Officer	2015	$450,000	$2,860,500	$5,000,000	$787,500	$—	$9,098,000
and Director

James B. Pekarek	2016	$417,361	$167,150	$—	$330,000	$9,067	$923,578
Executive Vice President	2015	$395,133	$—	$—	$483,303	$7,891	$886,327
and Chief Financial Officer	2014	$388,054	$366,300	$—	$271,469	$7,757	$1,033,580

Kevin E. Ketzel (5)	2016	$432,765	$167,150	$—	$360,000	$6,492	$966,407
President	2015	$171,635	$600,050	$—	$225,271	$1,962	$998,918

Robert L. Creviston	2016	$295,505	$117,005	$—	$210,000	$7,297	$629,807
Chief Human Resources Officer	2015	$282,410	$—	$—	$320,558	$—	$602,968
	2014	$277,250	$166,500	$—	$180,056	$5,426	$629,232

Bettyann Bird (5)	2016	$288,462	$534,880	$—	$225,000	$1,385	$1,049,727
Senior Vice President, Marketing

(1)

The amounts in the “Option Awards” column reflect that Mr. Pekarek, Mr. Ketzel, Mr. Creviston and Ms. Bird received grants of options in the year ended December 31, 2016 and Mr. Leonard and Mr. Ketzel received grants of options in the year ended December 31, 2015.  The amounts in the “Option Awards” column for the year ended December 31, 2014 also reflect Mr. Pekarek and Mr. Creviston’s incremental fair value of awards resulting from the November 4, 2014 amendment to stock option agreement which extend the expiration date and reset the exercise price of the options. On March 14, 2016, Mr. Leonard entered into an amended Stock Option Agreement with the Company, amending the amount of his stock option award from 15,000,000 options to 14,000,0000.  Mr. Leonard agreed to relinquish 1,000,000 options in order to return them to the stock option pool to be awarded to members of management.  The amounts in the “Option Awards” column reflect the grant date fair value or incremental fair value, determined in accordance with ASC Topic 718, of awards granted pursuant to the 2007 Stock Option Plan. Assumptions used in the calculation of these amounts are included in Item 15, Note 11, Share‑Based Compensation to our audited consolidated financial statements for the fiscal year ended December 31, 2016 included elsewhere in this Annual Report on Form 10-K.

(2)

The amounts in the “Stock Awards” column reflect that in connection with the hiring of Mr. Leonard as our Chief Executive Officer in 2015, he was granted a Restricted Stock Unit Award in the amount of 7,042,254 restricted stock units of Parent which vest 25% on each of April 13, 2016, April 13, 2017, April 13, 2018, and April 13, 2019, provided that Mr. Leonard is employed by the Company on the relevant vesting date. Each restricted stock unit represents one share of common stock of Parent.

(3)

The amounts in the “Non-Equity Incentive Plan Compensation” column reflect the cash awards to the named executive officers under the EIP, which is discussed in detail under the caption “Annual Performance—Based Incentive Compensation.”

(4)

The amounts in the “All Other Compensation” column reflect our contributions for all of the named executive officers to the Long-Term Savings Plan, discussed in detail under the caption “Long-Term Savings Plan and Other Benefits” and credit to the healthcare premium.

(5)

Because Mr. Leonard and Mr. Ketzel were not named executive officers in 2014, their information is only provided for 2016 and 2015. Because Ms. Bird was not named executive officers in 2015 and 2014, her information is only provided for 2016.

2016  GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Option
	Grant	Threshold	Target	Maximum	Options	Awards	Awards
Name	Date	($)	($)	($)	(#) (3)	($/sh)	($) (2)
Thomas J. Leonard	2016	$—	$650,000	$1,300,000	(1,000,000)	$0.71	$(190,700)

James B. Pekarek	2016	$—	$292,200	$584,400	—	$—	$—
	March 9, 2016	$—	$—	$—	500,000	$1.02	$167,150

Kevin E. Ketzel	2016	$—	$324,600	$649,200	—	$—	$—
	March 9, 2016	$—	$—	$—	500,000	$1.02	$167,150

Robert L. Creviston	2016	$—	$192,100	$384,200	—	$—	$—
	March 9, 2016	$—	$—	$—	350,000	$1.02	$117,005

Bettyann Bird	2016	$—	$187,500	$375,000	—	$—	$—
	March 9, 2016	$—	$—	$—	1,600,000	$1.02	$534,880

(1)

The amounts shown under “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” reflect the minimum, target and maximum payment levels, respectively, under the Company’s EIP. These amounts are based on the named executive officer’s base salary and position for the year ending and as of December 31, 2016. The 2016 EIP payout is included in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table.

(2)

The amounts in the “Grant Date Fair Value of Option Awards” column reflect the grant date fair value, determined in accordance with ASC Topic 718, of awards pursuant to the 2007 Stock Option Plan. Assumptions used in the calculation of these amounts are included in Item 15, Note 11, Share‑Based Compensation to our audited consolidated financial statements for the fiscal year ended December 31, 2016 included elsewhere in this Annual Report on Form 10-K.

(3)

On March 9, 2016, the compensation committee awarded stock options to Mr. Pekarek, Mr. Ketzel, Mr. Creviston and Ms. Bird.  On March 14, 2016, Mr. Leonard entered into an amended Stock Option Agreement with the Company, amending the amount of his stock option award from 15,000,000 options to 14,000,0000.  Mr. Leonard agreed to relinquish 1,000,000 options in order to return them to the stock option pool to be awarded to members of management.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2016

	OPTION AWARDS (1) (3)					STOCK AWARDS (2)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Grant Date	Number of Securities Underlying Restricted Stock Unit
Thomas J. Leonard	5/8/2015	3,000,004	10,999,996	$0.71	11/4/2024	4/13/2015	7,042,254
James B. Pekarek	3/9/2016	83,333	416,667	$1.02	11/4/2024	—	—
James B. Pekarek	5/21/2013	1,833,315	916,685	$0.71	11/4/2024	—	—
Kevin E. Ketzel	3/9/2016	83,333	416,667	$1.02	11/4/2024	—	—
Kevin E. Ketzel	8/5/2015	916,657	1,833,343	$0.71	11/4/2024	—	—
Robert L. Creviston	3/9/2016	58,333	291,667	$1.02	11/4/2024	—	—
Robert L. Creviston	5/21/2013	833,325	416,675	$0.71	11/4/2024	—	—
Bettyann Bird	3/9/2016	266,665	1,333,335	$1.02	11/4/2024	—	—

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

(2)

In connection with the hiring of Mr. Leonard as our Chief Executive Officer in 2015, he was granted a Restricted Stock Unit Award in the amount of 7,042,254 restricted stock units of Parent which vest 25% on each of April 13, 2016, April 13, 2017, April 13, 2018, and April 13, 2019, provided that Mr. Leonard is employed by the Company on the relevant vesting date. Each restricted stock unit represents one share of common stock of Parent.

(3)

On March 9, 2016, the compensation committee awarded stock options to Mr. Pekarek, Mr. Ketzel, Mr. Creviston and Ms. Bird.  On March 14, 2016, Mr. Leonard entered into an amended Stock Option Agreement with the Company, amending the amount of his stock option award from 15,000,000 options to 14,000,0000.  Mr. Leonard agreed to relinquish 1,000,000 options in order to return them to the stock option pool to be awarded to members of management.

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

Payments Made Upon Death or Disability

In the event of death or disability, Mr. Leonard or his legal representative will receive, on the 10th day following termination, the following:

•	100% of his base salary in effect immediately prior to executive’s termination;
•	earned and unpaid bonus for the calendar year ending prior to the date of termination, if any; and

•	reimbursement for expenses.

Additionally, Mr. Leonard will receive accrued vested benefits through any benefit plan, program or arrangement of the Company at the times specified therein. “Disability” means the named executive officer becomes physically or mentally disabled, whether totally or partially, either permanently or so that the named executive officer is unable substantially and competently to perform his duties for 180 days during any 12-month period during the term of his employment agreement. Mr. Leonard will also receive a lump sum payment of $11,350, which is equivalent to the amount of the portion of Mr. Leonard’s COBRA premiums as the Compant paid during Mr. Leonard’s employment.

Payments Made Upon Termination Without Cause or Resignation For Good Reason

If we terminate Mr. Leonard’s employment without Cause or he resigns for Good Reason, Mr. Leonard will receive, in substantially equal installments in accordance with the Company’s regular payroll practices, payments consisting of the following:

•	100% of his current base salary;
•	100% of his target bonus opportunity for the year of termination; and
•	reimbursement for expenses.

The Company also will pay Mr. Leonard his pro rata EIP award for the calendar year in which his employment terminates, at the time the Company pays EIP awards to other senior executives for that same calendar year. Additionally, Mr. Leonard will receive accrued vested benefits through any benefit plan, program or arrangement of the Company at the times specified therein and Company-paid COBRA continuation coverage for up to 18 months post-termination. Mr. Leonard will also receive a lump sum payment of $11,350, which is equivalent to the amount of the portion of Mr. Leonard’s COBRA premiums as the Company paid during Mr. Leonard’s employment.

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

Payments Made Upon Termination for Cause or Resignation Without Good Reason

If we terminated Mr. Leonard’s employment under his employment agreement for Cause or he resigns without Good Reason, all of Mr. Leonard’s rights to payments, other than payment for services already rendered, including any unearned annual bonus and any other benefits otherwise due, cease upon the date of termination.

Payments Made Upon a Change of Control

Mr. Leonard is not entitled to any cash payments based solely on a change of control.

The following table shows the potential payments upon a termination under Mr. Leonard’s employment agreement.

Thomas J. Leonard
Chief Executive Officer and Director
		For Good
		Reason or	Change of
		Without	Control
	Death or	Cause	Related
	Disability	Termination	Termination
Executive Benefits and	on	on	on
Payments Upon Separation	12/31/2016	12/31/2016	12/31/2016
Compensation:
Non-Equity Incentive Plan	$699,400	$699,400	$—
Stock Options	—	—	2,097,699
Benefits and Perquisites:
Health and Welfare Benefits	11,350	11,350	—
Severance Payments	650,000	650,000	—
Total	$1,360,750	$1,360,750	$2,097,699

James B. Pekarek — Employment Arrangement

On November 2, 2016, the Company amended its employment agreement, previously entered into on April 11, 2013, with Mr. Pekarek. The terms of Mr. Pekarek’s amended employment agreement, as they relate to the possible payment upon his termination, are summarized below. The amounts shown below assume that termination of employment was effective as of December 31, 2016, include amounts earned through that date, and are estimates of the amounts which would be paid out to the named executive officers upon their termination. The actual amounts paid can only be determined at the time of each named executive officer’s separation from us.

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

James B. Pekarek
Executive Vice President and Chief Financial Officer
		For Good
		Reason or	Change of
		Without	Control
	Death or	Cause	Related
	Disability	Termination	Termination
Executive Benefits and	on	on	on
Payments Upon Separation (1)	12/31/2016	12/31/2016	12/31/2016
Compensation:
Non-Equity Incentive Plan	$330,000	$330,000	$330,000
Stock Options	—	—	750,079
Benefits and Perquisites:
Health and Welfare Benefits	11,350	11,350	11,350
Severance Payments	425,000	743,800	1,115,600
Total	$766,350	$1,085,150	$2,207,029

(1)	The above table excludes the intrinsic value of vested stock options.

POTENTIAL PAYMENTS UNDER OUR EXECUTIVE SEVERANCE PAY PLAN

On November 2, 2016, the Company made changes to its Executive Severance Pay Plan, previously adopted on June 1, 2007 which the compensation committee amended on December 31, 2008 to comply with Section 409A of the Code. The amended Executive Severance Pay Plan provides benefits that are economically equivalent to the benefits the covered senior executives were entitled to under the June 1, 2007 plan, with the timing of payment and certain other provisions modified to comply with Section 409A. Additionally, references to the controller were removed.

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

In November 2016, the Executive Severance Pay Plan was amended to include changes to the severance benefits to which such persons are entitled upon an “Involuntary Termination” (as defined in the Amended Executive Severance Pay Plan) from the Company relating to the amount and timing of the bonus, the payments required to be made by the Company to such executive relating to the continued cost of health care insurance coverage under COBRA, and the amounts that would be payable to the executive if the executive’s “Involuntary Termination” were to occur during the “Change of Control Period” (as defined in the Amended Executive Severance Pay Plan).  This disclosure is qualified in its entirety by reference to the Amended Executive Severance Pay Plan.

Executives covered by the Executive Severance Pay Plan include the following named executive officers:  Mr. Ketzel, Mr. Creviston and Ms. Bird. The terms of the Executive Severance Pay Plan, as they related to the possible payments upon the terminations of the aforementioned named executive officers, are summarized below. The amounts shown assume that termination was effective as of December 31, 2016, include amounts earned through that date and are estimates of the amounts which would be paid out to the named executive officer upon his termination. The actual amounts paid can only be determined at the time of the named executive officer’s separation from us.

Paymets Made upon Death or Disability

In the event of termination of employment for Death or Disability of a named executive officer, and the named executive officer or designee signs a General Release within 45 days of the date of termination, the named executive officer or designee will receive his or her:

•	current salary on a bi-weekly payment schedule for the 12-month period following termination (“Severance Period”);
•	lump payment of $11,350 for COBRA benefits ; and
•	pro-rated bonus within 61 days following the effectiveness of the General Release.

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

Payments Made Upon a Change in Control

In the event of termination of employment due to a Change in Control, and the named executive officer or designee signs a General Release within 45 days of the date of termination, the named executive officer will receive his or her:

•	current salary on a bi-weekly payment schedule for the 12-month period following termination (“Severance Period”);

•	lump payment of $11,350 for COBRA benefits ; and
•	100% of target bonus within 61 days following the effectiveness of the General Release.

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

Payments Made Upon Termination for Cause, Resignation Except for Good Reason

In the event of termination of employment for Cause, voluntary resignation except for Good Reason, no severance benefits are payable.

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

“Change of Control” means any event as a result of which IPC and its affiliates collectively cease to own and control all of the economic and voting rights associated with ownership of at least 50.1% of the outstanding capital stock of Company or any sale or transfer of all or substantially all of the assets of the Company.

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

Payments Made Upon Termination Without Cause or Resignation for Good Reason

If we terminate the named executive officer’s employment without Cause (other than death or disability) or the named executive officer resigns for Good Reason and the named executive officer signs a General Release within 45 days of the date of termination, the named executive officer will receive his or her then current salary on a bi-weekly payment schedule for the 12-month period following termination (“Severance Period”), provided the time period allowed by the Company for rescission of the General Release has elapsed. The first payments will be made as soon as practicable following the effectiveness of the General Release and will include any such payment(s) that would otherwise have been made prior to the time the General Release was effective. “General Release” means a written release of all claims against us and our affiliates in the form presented by us, which includes confidentiality, non-competition, non-solicitation and no-hire provisions.

A failure to execute a General Release within 45 days of the named executive officer’s date of termination or a subsequent rescission of such General Release within the time allowed will result in the loss of any rights to receive payments or benefits under the Executive Severance Pay Plan.

The named executive officer will also receive a pro rata payment under our EIP, based on days employed, for the then current calendar year in which the termination occurs, payable within 61 days of termination. The named executive officer will receive a lump payment of $11,350 for COBRA benefits.

The following tables show the potential payments to each of the named executive officers covered by our Executive Severance Pay Plan upon a termination or Change of Control.

Kevin E. Ketzel
President
		For Good
		Reason or	Change of
		Without	Control
	Death or	Cause	Related
	Disability	Termination	Termination
Executive Benefits and	on	on	on
Payments Upon Separation (1)	12/31/2016	12/31/2016	12/31/2016
Compensation:
Non-Equity Incentive Plan	$360,000	$360,000	$360,000
Stock Options	—	—	539,327
Benefits and Perquisites:
Health and Welfare Benefits	11,350	11,350	11,350
Severance Payments	435,600	435,600	435,600
Total	$806,950	$806,950	$1,346,277

Robert L. Creviston
Chief Human Resources Officer
		For Good
		Reason or	Change of
		Without	Control
	Death or	Cause	Related
	Disability	Termination	Termination
Executive Benefits and	on	on	on
Payments Upon Separation (1)	12/31/2016	12/31/2016	12/31/2016
Compensation:
Non-Equity Incentive Plan	$210,000	$210,000	$210,000
Stock Options	—	—	375,135
Benefits and Perquisites:
Health and Welfare Benefits	11,350	11,350	11,350
Severance Payments	300,000	300,000	300,000
Total	$521,350	$521,350	$896,485

Bettyann Bird
Senior Vice President, Marketing
		For Good
		Reason or	Change of
		Without	Control
	Death or	Cause	Related
	Disability	Termination	Termination
Executive Benefits and	on	on	on
Payments Upon Separation (1)	12/31/2016	12/31/2016	12/31/2016
Compensation:
Non-Equity Incentive Plan	$225,000	$225,000	$225,000
Stock Options	—	—	445,734
Benefits and Perquisites:
Health and Welfare Benefits	11,350	11,350	11,350
Severance Payments	300,000	300,000	300,000
Total	$536,350	$536,350	$982,084

(1)	The above tables exclude the intrinsic value of vested stock options.

2007 STOCK OPTION PLAN

On May 31, 2007, our Parent’s board of directors adopted the 2007 Stock Option Plan in connection with the Transaction. The 2007 Stock Option Plan provides for the issuance of approximately 43.9 million nonqualified stock options of our Parent to any of our and Parent’s executives, including the named executive officers, other key employees and to consultants and certain directors. The options allow for the purchase of shares of common stock of our Parent at prices no lower than the stock’s fair market value at the date of grant. The exercise price of the stock option awards granted during the years ended December 31, 2008 through 2016 was set reasonably and in good faith by Parent’s board of directors and compensation committee and is equal to the market value of Parent’s common stock on the grant date. The exercise price of options issued during the years ended December 31, 2009 through 2016, was determined through a variety of factors including peer group multiples, merger and acquisition multiples, and discounted cash flow analyses. The exercise prices of options issued during the year ended December 31, 2008 was determined by reference to the then recent per share valuation of Parent resulting from the 2007 Transaction as detailed below.

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

While the terms of the options to be granted under the 2007 Stock Option Plan will be determined at the time of grant, our employee stock options issued in fiscal 2016, 2015 and 2014 will expire on November 4, 2024 and stock options issued in 2008 through 2013 which originally were to expire 10 years from the date of grant were extended to November 4, 2024 with the November 4, 2014 Amendment as described below. Option grants to directors are 100% fixed vesting options, with 50% vesting on each December 31 over a two-year period for options granted in 2016 and one-sixth vesting on each December 31 over a six-year period for options granted prior to 2016. Option grants to employees are comprised of 50% fixed vesting and 50% performance vesting options. Fixed vesting options vest over a six-year service period with one-sixth vesting on December 31 of each year of the six-year period, subject to the option holder not ceasing employment with Parent or the Company. Upon a sale of Parent or the Company, all of the unvested options with fixed vesting schedules will vest and become exercisable. Performance vesting options vest over a six-year period with one-sixth vesting on December 31 of each year of the six-year period, subject to the option holder not ceasing employment with Parent or the Company. Prior to the Amendment described below, the vesting of performance vesting options was also subject to the Company’s attainment of either an adjusted EBITDA target for the then current year or an aggregate adjusted EBITDA target, as set forth in the respective form of option agreement. Also prior to the Amendment, upon a sale of Parent or the Company, all of the unvested options that vest upon the achievement of established performance targets would have vested and become exercisable upon IPC’s achievement of a certain internal rate of return on its investment in Parent, subject to certain conditions. With respect to both fixed vesting and performance vesting options, an employee’s unvested options are forfeited when employment is terminated, and vested options must be exercised within a prescribed time period on or following termination to avoid forfeiture. Before the exercise of an option, the holder has no rights as a stockholder regarding the shares subject to the option, including voting rights.

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

DIRECTOR COMPENSATION

Through December 31, 2016, we paid each of our independent directors cash compensation of $60,000 per year for their service as independent directors ($85,000 for the chair). Members of our audit committee who were independent also received an annual fee of $5,000 ($15,000 for the chair), and members of our compensation committee who our board determined were independent received an annual fee of $4,000. These amounts are reviewed by the board from time to time, and all amounts are pro-rated for partial year directorship or membership, as appropriate. Directors who are not independent do not receive compensation for services on the board of directors.

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

2016 Cash Compensation

In 2016, each of our independent directors for 2016 (Mr. Workman, Mr. Schochet, Mr. Crane,  Mr. Feiner and Mr. Grotting) received cash compensation of $60,000 for his service as an independent director. Mr. Workman, who also serves as chairman of the board and chairman of the audit committee, received $25,000 annual cash compensation for his service as chairman of the board and $15,000 annual cash compensation for his service as chair of the audit committee. In addition, annual fees based on committee memberships were paid as described below.

•

Mr. Workman received cash compensation of $25,000 for his service as chairman of our board and $15,000 as chairman of the audit committee. Mr. Workman received aggregate cash compensation of $100,000 during 2016

•	Mr. Schochet received cash compensation of $5,000 for his service as a member of our audit committee. Mr. Schochet received an aggregate amount of $65,000 during 2016.

•	Mr. Crane received cash compensation of $4,000 for his service as a member of our compensation committee. Mr. Crane received an aggregate amount of $64,000 during 2016.

•	Mr. Feiner received cash compensation of $4,000 for his service as a member of our compensation committee. Mr. Feiner received an aggregate amount of $64,000 during 2016.

•	Mr. Grotting received cash compensation of $4,000 for his service as a member of our compensation committee. Mr. Grotting received an aggregate amount of $64,000 during 2016.

Stock Option Compensation

On March 17, 2015, Mr. Workman received a grant of 300,000 nonqualified stock options for the purchase of shares of common stock of UHS Holdco, Inc. at a price of $0.71 per share pursuant to the 2007 Stock Option Plan for his service as chairman of the board of directors and chair of the audit committee. These stock options vest over a six-year period of service with one-sixth of the grant vesting on December 31 each year.

On May 4, 2016, Mr. Workman, Mr. Schochet, Mr. Crane, Mr. Feiner and Mr. Grotting each received a grant of 50,000 nonqualified stock options for the purchase of shares of common stock of UHS Holdco, Inc. at a price of $1.02 per share pursuant to the 2007 Stock Option Plan for his service as an independent director. These stock options vest over a two-year period of service with 50% of the grant vesting on December 31 each year.

Until a stock option vests and is exercised, the underlying shares cannot be voted. The 2007 Stock Option Plan is discussed in detail under the caption “2007 Stock Option Plan” above.

2016 Director Compensation Table

The table below summarized the compensation paid by the Company to directors for the fiscal year ended December 31, 2016:

	Fees Earned	Option
	or Paid in Cash	Awards	Total
Name (1)	($) (2)	($) (3)	($)
John L. Workman	$100,000	$8,535	$108,535
Barry Schochet	65,000	8,535	73,535
Bret D. Bowerman	—	—	—
David Crane	64,000	8,535	72,535
Michael C. Feiner	64,000	8,535	72,535
Robert Juneja	—	—	—
John B. Grotting	64,000	8,535	72,535

(1)	Only the members of our board who are independent for compensation purposes receive compensation for their service as directors.

(2)

The amount in the “Fees Earned or Paid in Cash” column for Mr. Workman, Mr. Schochet, Mr. Crane, Mr. Feiner and Mr. Grotting represents retainer and committee fees as discussed in detail under the caption “2016 Cash Compensation.”

(3)

The amounts in the “Option Awards” column reflect the fair value, determined in accordance with ASC Topic 718, of awards granted pursuant to the 2007 Stock Option Plan. Assumptions used in the calculation of these amounts are included in Item 15, Note 11, Share-Based Compensation to our audited consolidated financial statements for the fiscal year ended December 31, 2016 included elsewhere in this Annual Report on Form 10-K. As of December 31, 2016, Mr. Workman had 125,000 options outstanding and exercisable under the 2007 Stock Option Plan. As of December 31, 2016, Mr. Schochet, Mr. Crane and Mr. Grotting, each had 325,000 options outstanding and exercisable under the 2007 Stock Option Plan. As of December 31, 2016, Mr. Feiner had 25,000 options outstanding and exercisable under the 2007 Stock Option Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal 2016, the directors serving on the compensation committee of our board of directors were Mr. Juneja, Mr. Crane, Mr. Grotting and Mr. Feiner, none of whom has served as an officer or employee of UHS.

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

ITEM 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of our capital stock is owned by Parent.  IPC and certain members of our management team own all of the capital stock of Parent.  The following table sets forth certain information known to us, based on information provided by Parent, regarding the beneficial ownership of the common stock of Parent as of March 1, 2017 by:

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

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned as of March 1, 2017	Percentage of Shares Beneficially Owned (%) (2)
Principal Stockholders:
IPC/UHS, L.P. (3) (11) (12)	175,000,000	66.1
IPC/UHS Co-Investment Partners, L.P. (3) (11) (12)	63,913,306	24.2

Directors and Named Executive Officers:
Thomas J. Leonard (4)	9,521,131	3.6
James B. Pekarek (5)	1,916,648	*
Kevin E. Ketzel (6)	999,990	*
Robert L. Creviston (7)	891,658	*
Bettyann Bird (8)	266,665	*
John L. Workman (9)	125,000	*
Barry P. Schochet (10)	325,000	*
Bret D. Bowerman (11)	238,913,306	90.3
David Crane (10)	325,000	*
Michael C. Feiner (13)	25,000	*
Robert Juneja (12)	238,913,306	90.3
John B. Grotting (10)	325,000	*

All directors and executive officers as a group (14 persons)	254,401,058	96.1

*Denotes less than one percent.

(1)	Unless otherwise specified, the address of each of the named individuals is c/o Universal Hospital Services, Inc., 6625 West 78th Street, Suite 300, Minneapolis, Minnesota 55439.

(2)

Percentage of beneficial ownership is based on the aggregate of 250,911,757 shares of Parent’s common stock outstanding as of March 1, 2017 1,760,564 restricted stock units that become vested within 60 days of March 1, 2017 and 11,966,624 options exercisable or becoming exercisable for our directors and executive officers within 60 days of March 1, 2017. The percentage of beneficial ownership for all holders has been rounded to the nearest 1/10th of a percentage.

(3)

IPC III GP, LLC may be deemed a beneficial owner of shares of Parent due to its status as a general partner of IPC/UHS, L.P. and IPC/UHS Co-Investment Partners, L.P. IPC III GP, LLC disclaims beneficial ownership of any such shares of which it is not the holder of record.

(4)

Includes 3,521,127 restricted stock units that are vested or become vested within 60 days of March 1, 2016 and options to purchase 6,000,004 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2017.

(5)	Includes options to purchase 1,916,648 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2017.

(6)	Includes options to purchase 999,990 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2017.

(7)	Includes options to purchase 891,658 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2017.

(8)	Includes options to purchase 266,665 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2016.

(9)	Includes options to purchase 125,000 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2017.

(10)	Includes options to purchase 325,000 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2017, for each of Mr. Schochet, Mr. Crane and Mr. Grotting.

(11)

Mr. Bowerman is a Senior Advisor of Irving Place Capital.  Mr. Bowerman disclaims beneficial ownership of any of the shares of common stock owned by IPC/UHS, L.P. and IPC/UHS Co-Investment Partners, L.P., except to the extent of his pecuniary interest therein, if any.    His address is c/o Irving Place Capital, 745 Fifth Avenue, New York, New York 10151.

(12)

Mr. Juneja is a Senior Advisor of Irving Place Capital.  Mr. Juneja disclaims beneficial ownership of any of the shares of common stock owned by IPC/UHS, L.P. and IPC/UHS Co-Investment Partners, L.P., except to the extent of his pecuniary interest therein, if any.  His address is c/o Irving Place Capital, 745 Fifth Avenue, New York, New York 10151.

(13)	Includes options to purchase 25,000 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2017.

EQUITY COMPENSATION PLAN

The following table summarizes, as of December 31, 2016, the shares of Parent’s common stock subject to outstanding awards or available for future awards under Parent’s 2007 Stock Option Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securitites Remaining Available for Future Issuance Under Equity Compensation Plans (excluding shares reflected in the first column) (2)
Equity Compensation Plans Approved by Security Holders	36,972,667	$0.77	6,590,776
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	36,972,667	$0.77	6,590,776

(1)

The exercise price of the stock option award is equal to the market value of Parent’s common stock on the grant date as determined reasonably and in good faith by the Parent’s board of directors and compensation committee.  The exercise price of options issued during the years ended December 31, 2009 through 2016, was determined through a variety of factors including peer group multiples, merger and acquisition multiples, and discounted cash flow analyses. The exercise prices of options issued during the year ended December 31, 2008 was determined by reference to the then recent per share valuation of Parent resulting from the Transaction as detailed below.

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

On May 31, 2007, in connection with the Transaction, we and IPC entered into a professional services agreement pursuant to which general advisory and management services are provided to us with respect to financial and operating matters.  IPC is an owner of Parent, and the following members of our Board of Directors are associated with IPC:  Robert Juneja and Bret Bowerman.  In addition, David Crane, a director, is the CEO of an IPC portfolio company.  The professional services agreement requires us to pay an annual fee for ongoing advisory and management services equal to the greater of $0.5 million or 0.75% of our Adjusted EBITDA (as defined in the professional services agreement) for the immediately preceding fiscal year, payable in quarterly installments. We incurred fees to IPC of approximately $1.0,  $1.0 and $1.0 million for the years ended December 31, 2016,  2015 and 2014, respectively, for advisory and management services.

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

ITEM 14:  Principal Accounting Fees and Services

KPMG LLP (“KPMG”) has served as our independent registered public accounting firm since June 3, 2013. The following table presents fees for professional services rendered by KPMG during the years ended December 31, 2016 and 2015.

Types of Fees	2016	2015
Audit Fees (1)	$400,000	$345,000
Audit-Related Fees (2)	65,000	—
Tax Fees (3)	93,290	84,700
All Other Fees (4)	123,709	—

Deloitte and Touche LLP (“D&T”) served as our independent registered public accounting firm from June 20, 2007 to May 28, 2013.  The following table presents fees for professional services rendered by D&T during the years ended December 31, 2016 and 2015.

Types of Fees	2016	2015
Audit Fees (1)	$—	14,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees	—	—

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Equity for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

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
10.20

Employment Agreement, dated as of April 8, 2015, between Thomas Leonard and Universal Hospital Services, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed with the SEC on May 13, 2015). **

10.21

Restricted Stock Unit Award Agreement, dated as of April 13, 2015, between Thomas Leonard and Universal Hospital Services, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed with the SEC on May 13, 2015). **

10.22

Form of Option Agreement Evidencing a Grant of an Option Under the 2007 Stock Option Plan, dated as of May 8, 2015, between Universal Hospital Services, Inc.  and Thomas Leonard (incorporated by reference to Exhibit 10.3 to Form 10-Q filed with the SEC on May 13, 2015). **

10.23

Third Amended and Restated Credit Agreement, dated as of November 24, 2015, among Universal Hospital Services, Inc., UHS Holdco, Inc., the lenders party thereto, Bank of America, N.A. as administrative agent, Barclays Bank PLC and PNC Bank, National Association as co-syndication agents and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Bank PLC and PNC Capital Markets LLC as joint lead arrangers and joint book managers (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on December 1, 2015)

10.24

Severance Arrangement, dated April 11, 2013, between James B. Pekarek and Universal Hospital Services, Inc. (incorporated by reference to Exhibit 10.24 to Form 10-K filed with the SEC on March 15, 2016).  **

10.25	Amendment One to Option Agreement, dated March 14, 2016, between UHS Holdco, Inc. and Thomas Leonard (incorporated by reference to Exhibit 10.25 to Form 10-K filed with the SEC on March 15, 2016). **
10.26

Amendment One to Employement Agreement, dated March 29, 2016, between Thomas Leonard and Universal Hospital Services, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed with the SEC on May 9, 2016). **

10.27	Promissory Note, dated April 13, 2016, between Thomas Leonard and Universal Hospital Services, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed with the SEC on May 9, 2016). **
10.28

Joinder to Securityholders Agreement, effective April 13, 2016, between Thomas Leonard and UHS Holdco, Inc. (incorporated by reference to Exhibit 10.3 to Form 10-Q filed with the SEC on May 9, 2016). **

10.29	Universal Hospital Services, Inc. Executive Severance Pay Plan, dated November 2, 2016 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed with the SEC on November 7, 2016). **
10.30

Amendment Two to the Employement Agreement, dated November 4, 2016, between Thomas Leonard and Universal Hospital Services, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed with the SEC on November 7, 2016). **

10.31

Severance Arrangement, dated November 2, 2016, between James B. Pekarek and Universal Hospital Services, Inc. (incorporated by reference to Exhibit 10.3 to Form 10-Q filed with the SEC on November 7, 2016). **

12.1*	Statement regarding the computation of ratio of earnings to fixed charges
21.1*	Subsidiaries of the Registrant
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of Thomas J. Leonard Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of James B. Pekarek Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial information from Universal Hospital Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 13, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of December 31, 2016 and 2015, (ii) the Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Loss for the years ended December 31, 2016, 2015 and 2014, (iv) the Consolidated Statements of Equity for the years ended December 31, 2016, 2015 and 2014, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, and Notes to Consolidated Financial Statements

*Filed herewith

**Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 13, 2017.

UNIVERSAL HOSPITAL SERVICES, INC.
By	/s/ Thomas J. Leonard
Thomas J. Leonard
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2017.

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

No annual report relating to the fiscal year ended December 31, 2016 or proxy statement with respect to any annual or other meeting of security holders has been sent to security holders, nor will such information be sent to security holders.

Universal Hospital Services, Inc.

Schedule II - Valuation and Qualifying Accounts

(in thousands)

Description	Balance - Beginning of Year	Charged to Costs and Expense	Deductions from Reserves	Balance - End of Year
Allowance for Doubtful Accounts
Year Ended December 31, 2016	$1,500	$215	$185	$1,530
Year Ended December 31, 2015	2,035	69	604	1,500
Year Ended December 31, 2014	2,185	816	966	2,035
Income Tax Valuation Allowance
Year Ended December 31, 2016	$59,715	$3,957	$—	$63,672
Year Ended December 31, 2015	55,037	$4,678	$—	59,715
Year Ended December 31, 2014	36,112	18,925	—	55,037

Universal Hospital Services, Inc.

As of December 31, 2016 and 2015 and

For the years ended December 31, 2016,  2015 and 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Universal Hospital Services, Inc.:

We have audited the accompanying consolidated balance sheets of Universal Hospital Services, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we have audited the financial statement Schedule II-Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Hospital Services, Inc. and subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ KPMG LLP

Minneapolis, Minnesota

March 13, 2017

Universal Hospital Services, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share information)

	December 31,	December 31,
	2016	2015
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts of $1,530 at December 31, 2016 and $1,500 at December 31, 2015	$84,264	$71,252
Inventories	11,085	8,506
Other current assets	11,098	5,834
Total current assets	106,447	85,592
Property and equipment:
Medical equipment	618,052	590,091
Property and office equipment	94,846	85,341
Accumulated depreciation	(504,249)	(462,818)
Total property and equipment, net	208,649	212,614
Other long-term assets:
Goodwill	343,766	336,595
Other intangibles, net	157,371	162,354
Other	1,890	420
Total assets	$818,123	$797,575
Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$5,454	$4,867
Book overdrafts	10,700	6,444
Accounts payable	38,819	31,073
Accrued compensation	19,906	23,600
Accrued interest	18,696	18,742
Dividend payable	—	24
Other accrued expenses	16,676	14,564
Total current liabilities	110,251	99,314
Long-term debt, less current portion	701,863	682,591
Pension and other long-term liabilities	12,277	11,869
Deferred income taxes, net	53,217	52,959
Commitments and contingencies (Note 9)
Deficit
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at December 31, 2016 and 2015	—	—
Additional paid-in capital	244,986	241,833
Accumulated deficit	(296,826)	(283,066)
Accumulated other comprehensive loss	(7,826)	(8,165)
Total Universal Hospital Services, Inc. deficit	(59,666)	(49,398)
Noncontrolling interest	181	240
Total deficit	(59,485)	(49,158)
Total liabilities and deficit	$818,123	$797,575

The accompanying notes are an integral part of these consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Operations

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Revenue
Medical equipment solutions	$303,664	$285,059	$285,497
Clinical engineering solutions	107,751	99,188	92,092
Surgical services	68,086	64,434	59,075
Total revenues	479,501	448,681	436,664
Cost of Revenue
Cost of medical equipment solutions	138,205	123,664	130,117
Cost of clinical engineering solutions	85,722	78,988	73,547
Cost of surgical services	36,565	34,459	32,721
Medical equipment depreciation	62,157	66,778	73,518
Total costs of revenues	322,649	303,889	309,903
Gross margin	156,852	144,792	126,761
Selling, general and administrative	120,111	122,454	114,596
Restructuring	—	2,321	3,059
(Gain) on settlement	(3,074)	(5,718)	—
Intangible asset impairment charge	—	—	34,900
Operating income (loss)	39,815	25,735	(25,794)
Interest expense	52,321	53,195	53,285
Loss before income taxes and noncontrolling interest	(12,506)	(27,460)	(79,079)
Provision (benefit) for income taxes	946	756	(13,065)
Consolidated net loss	(13,452)	(28,216)	(66,014)
Net income attributable to noncontrolling interest	308	432	503
Net loss attributable to Universal Hospital Services, Inc.	$(13,760)	$(28,648)	$(66,517)

The accompanying notes are an integral part of these consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Consolidated net loss	$(13,452)	$(28,216)	$(66,014)
Other comprehensive income (loss):
Gain (loss) on minimum pension liability, net of tax of $0	339	897	(5,178)
Total other comprehensive income (loss)	339	897	(5,178)
Comprehensive loss	(13,113)	(27,319)	(71,192)
Comprehensive income attributable to noncontrolling interest	308	432	503
Comprehensive loss attributable to Universal Hospital Services, Inc.	$(13,421)	$(27,751)	$(71,695)

The accompanying notes are an integral part of these consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Equity (Deficit)

(in thousands)

			Accumulated	Total
	Additional		Other	Universal		Total
	Paid-in	Accumulated	Comprehensive	Hospital	Noncontrolling	Equity
	Capital	Deficit	Loss	Services, Inc.	Interests	(Deficit)
Balance at December 31, 2013	$214,505	$(187,901)	$(3,884)	$22,720	$300	$23,020
Net (loss) income	—	(66,517)	—	(66,517)	503	(66,014)
Other comprehensive loss	—	—	(5,178)	(5,178)	—	(5,178)
Cash distributions to noncontrolling interests	—	—	—	—	(549)	(549)
Purchases of noncontrolling interests	(11)	—	—	(11)	(35)	(46)
Dividend forfeited	20	—	—	20	—	20
Balance at December 31, 2014	$214,514	$(254,418)	$(9,062)	$(48,966)	$219	$(48,747)
Net (loss) income	—	(28,648)	—	(28,648)	432	(28,216)
Other comprehensive income	—	—	897	897	—	897
Cash distributions to noncontrolling interests	—	—	—	—	(460)	(460)
Contributions from new members to limited liability company	—	—	—	—	70	70
Contribution from Parent	27,318	—	—	27,318	—	27,318
Purchases of noncontrolling interests	(4)	—	—	(4)	(21)	(25)
Dividend forfeited	5	—	—	5	—	5
Balance at December 31, 2015	$241,833	$(283,066)	$(8,165)	$(49,398)	$240	$(49,158)
Net (loss) income	—	(13,760)	—	(13,760)	308	(13,452)
Other comprehensive income	—	—	339	339	—	339
Share-based compensation expense	3,066	—	—	3,066	—	3,066
Stock options exercised	87	—	—	87	—	87
Cash distributions to noncontrolling interests	—	—	—	—	(367)	(367)
Balance at December 31, 2016	$244,986	$(296,826)	$(7,826)	$(59,666)	$181	$(59,485)

The accompanying notes are an integral part of these consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Consolidated net loss	$(13,452)	$(28,216)	$(66,014)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	73,165	76,588	85,237
Asset impairment charges	—	3,287	2,025
Intangible asset impairment charge	—	—	34,900
Amortization of intangibles, deferred financing costs and bond premium	11,588	13,010	13,671
Provision for doubtful accounts	215	69	816
Provision for inventory obsolescence	500	493	232
Non-cash share-based compensation expense	3,066	2,435	2,301
Gain on sales and disposals of equipment	(3,741)	(4,587)	(2,273)
Deferred income taxes	258	234	(13,491)
Interest on note receivable	(10)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(11,171)	(2,668)	2,595
Inventories	(294)	(1,008)	1,258
Other operating assets	(5,538)	1,055	(2,257)
Accounts payable	1,851	2,297	(1,663)
Other operating liabilities	(1,715)	9,295	3,235
Net cash provided by operating activities	54,722	72,284	60,572
Cash flows from investing activities:
Medical equipment purchases	(56,417)	(57,780)	(58,978)
Property and office equipment purchases	(6,663)	(4,718)	(4,908)
Proceeds from disposition of property and equipment	10,204	12,492	8,422
Issuance of note receivable from officer	(983)	—	—
Acquisitions	(15,795)	(2,600)	—
Net cash used in investing activities	(69,654)	(52,606)	(55,464)
Cash flows from financing activities:
Proceeds under senior secured credit facility	166,042	127,952	149,500
Payments under senior secured credit facility	(148,350)	(138,952)	(143,500)
Payments of principal under capital lease obligations	(6,330)	(7,343)	(6,915)
Payment of deferred financing costs	(109)	(1,382)	—
Holdback payment related to acquisition	(500)	—	—
Distributions to noncontrolling interests	(367)	(460)	(549)
Dividend and equity distribution payments	(24)	(38)	(73)
Proceeds from exercise of parent company stock options	87	—	—
Purchases of noncontrolling interests	—	(25)	(46)
Change in book overdrafts	4,483	500	(3,525)
Contributions from new members to limited liability company	—	70	—
Net cash provided by (used in) financing activities	14,932	(19,678)	(5,108)
Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at the beginning of period	—	—	—
Cash and cash equivalents at the end of period	$—	$—	$—
Supplemental cash flow information:
Interest paid	$51,810	$52,205	$52,410
Income taxes paid	647	681	327
Non-cash activities:
Medical equipment purchases included in accounts payable (at end of period)	$15,490	$11,592	$12,930
Capital lease additions	7,920	7,614	1,919
Dividend forfeited	—	(5)	(20)
Contribution from Parent	—	27,318	—

The accompanying notes are an integral part of these consolidated financial statements.

Universal Hospital Services, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2016 and 2015 and

For the years ended December 31, 2016, 2015 and 2014

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

All of our outstanding capital stock is owned by UHS Holdco, Inc. (“Parent”), which acquired the Company in a recapitalization in May 2007. Parent is controlled by affiliates of Irving Place Capital (together with its affiliates, “IPC”).

Principles of Consolidation

The consolidated financial statements include the accounts of UHS, UHS Surgical Services, Inc, its 100%-owned subsidiary, since its acquisition on April 1, 2011 and Radiographic Equipment Services, Inc. (“RES”), its 100%-owned subsidiary, since its acquisition on November 30, 2016. In addition, in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), we have accounted for our equity investments in entities in which we are the primary beneficiary under the full consolidation method. All significant intercompany transactions and balances have been eliminated through consolidation. As the primary beneficiary, we consolidate the limited liability companies (“LLCs”) referred to in Note 13, Limited Liability Companies, as we effectively receive the majority of the benefits from such entities and we provide equipment lease guarantees for such entities.

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

Goodwill is tested at least annually for impairment and more frequently if events or changes in circumstances indicate that the asset might be impaired. We review goodwill for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, we conclude that goodwill is not impaired. If the carrying amount of a reporting unit is zero or negative, the second step of the impairment test is performed to measure the amount of impairment loss, if any, when it is more likely than not that a goodwill impairment exists. As of December 31, 2016 and 2015, all of our reporting units had a negative carrying value causing us to undertake a step 2 goodwill impairment analysis. The step 2 analysis performed for those years reflected no impairment.

No goodwill impairments have been recognized in 2016, 2015, or 2014.

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

Intangible assets with indefinite lives are tested for impairment on an annual basis and more frequently if events or changes in circumstances indicate that the asset might be impaired. We review indefinite-lived intangible assets for impairment by first assessing qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the indefinite-lived intangible asset is impaired, then we take no further action. During 2014, we became aware of certain events that indicated our trade names might be impaired and performed the impairment test, see Note 6, Selected Financial Statement Information. We did not perform a qualitative assessment and proceeded directly to the quantitative impairment test for 2016 and 2015. Our quantitative test resulted in no impairment in 2016 and 2015.

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

	December 31, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value
Original notes - 7.625% (1)	$420,523	$420,750	$419,274	$401,094
Add-on notes - 7.625% (2)	225,743	217,800	227,029	207,625

(1)	The carrying value of the Original notes - 7.625% is net of unamortized deferred financing costs of $4.5 and $5.7 million as of December 31, 2016 and 2015, respectively.
(2)

The carrying value of the Add-on notes - 7.625% is net of unamortized deferred financing costs of $1.9 and $2.4 million as of December 31, 2016 and 2015, respectively, and includes unamortized bond premium of $7.6 and $9.4 million as of December 31, 2016 and 2015, respectively.

Segment Information

Our segments are organized based on the different products and services that we offer. We report our financial results in three operating segments: MES, CES and SS, each of which is also a reportable segment. Note 18, Business Segments, contains additional segment information.

Share-Based Compensation

We record compensation expense associated with stock options in accordance with ASC Topic 718, “Compensation — Stock Compensation.” Note 11, Share-Based Compensation, contains the significant assumptions used in determining the underlying fair value of options and disclosures as required under ASC Topic 718.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes minimum pension liability adjustments. These amounts are presented in the consolidated statements of comprehensive loss net of reclassification adjustments to earnings.

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

In August 2014, the FASB issued ASU No. 2014-15 Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern  (“ASU 2014-15”), which requires management to evaluate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern and whether or not it is probable that the entity will be unable to meet its obligations as they become due within one year after the date the financial statements are issued. The new standard is effective for annual period ending after December 15, 2016 and interim periods thereafter. Early adoption is permitted. The adoption of this standard does not have a material impact on our consolidated financial statements.

Standards Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in the GAAP when it becomes effective. The new standard is effective beginning after December 15, 2016 and interim periods within those years. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. On July 9, 2015, the FASB approved a one-year deferral of the effective date for ASU 2014-09, but would permit companies to adopt the standard as of the original effective date. We expect to adopt this guidance on January 1, 2018 and have selected a retrospective transition method. We are currently assessing our contracts with customers and related financial disclosures to evaluate the impact of the amended guidance on our existing revenue recognition policies and procedures. We expect to complete our assessment by the third quarter of 2017.

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

In January 2017, the FASB issued ASU No. 2017-01 Business Combination (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

3.        Acquisitions

On November 30, 2016, we completed the acquisition of RES, a San Diego-based provider of medical imaging solutions, for total consideration of approximately $15.6 million. The results of the acquiree’s operations have been included in the consolidated financial statements since that date. The consideration consists of $14.0 million of net cash paid and $1.6 million of transaction costs.

The following summarizes the fair values of assets acquired and liabilities assumed at the date of acquisition within our consolidated balance sheet:

(in thousands)
Net working capital	$1,698
Property and equipment	765
Intangible assets	6,118
Goodwill	7,171
Capital lease	(176)
Total purchase price	$15,576

The acquisition was funded from our existing senior secured credit facility. The acquired intangible assets, all of which are finite-life, are comprised of trade names, customer relationship and non-compete agreement and have a weighted average useful life of approximately 5.1 years. See Note 6, Selected Financial Statement Information, for further discussion of intangible assets.

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

4.        Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015 are summarized in the following table by type of inputs applicable to the fair value measurements:

	Fair Value at December 31, 2016				Fair Value at December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Contingent Consideration	$—	$—	$—	$—	$—	$—	$502	$502

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

During 2012, we recorded a contingent consideration liability, in the form of earn-out payments, related to our acquisitions in the total amount of $2.1 million. During 2015, we recorded a holdback liability related to our acquisition in the total amount of $0.5 million. The contingent consideration and holdback payments are based on achieving certain revenue results. The fair value of the liability was estimated using a discounted cash flow approach with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement.  The significant inputs in the Level 3 measurement not supported by market activity included our assessments of expected future cash flows during the earn-out period related to the assets acquired, appropriately discounted considering the uncertainties associated with the obligation, and calculated based on estimated revenues in accordance with the terms of the agreement. For the years ended December 31, 2016 and 2015, we paid $0.5 million and $0.02 million, respectively, in earn-out and holdback.

The assumptions used in preparing the discounted cash flow analyses included estimates of interest rates and the timing and amount of incremental cash flows.

A reconciliation of the beginning and ending balance for the Level 3 measurement are as follows:

(in thousands)
Balance at December 31, 2015	$502
Addition	—
Payments	(502)
Balance at December 31, 2016	$—

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

6.        Selected Financial Statement Information

Property and Equipment

Our property and equipment at December 31, 2016 and 2015 consists of the following:

	December 31,	December 31,
(in thousands)	2016	2015
Medical Equipment	$618,052	$590,091
Less: Accumulated depreciation	(441,182)	(405,616)
Medical equipment, net	176,870	184,475
Leasehold improvements	15,485	12,874
Office equipment and vehicles	79,361	72,467
	94,846	85,341
Less: Accumulated depreciation and amortization	(63,067)	(57,202)
Property and office equipment, net	31,779	28,139
Total property and equipment, net	$208,649	$212,614

Property and equipment financed under capital leases, net	$16,715	$15,038

During 2015, we recorded asset impairment charges of $3.3 million on excess and under-utilized patient handling equipment. During 2014, we recorded asset impairment charges of $2.0 million on excess infusion equipment sold in the second quarter of 2014 and under-utilized patient handling equipment. There were no impairment charges on property and equipment during 2016.

Goodwill and Other Intangible Assets

Our goodwill as of December 31, 2016 and 2015, by reportable segment, consists of the following:

	Medical	Clinical
	Equipment	Engineering	Surgical
(in thousands)	Solutions	Solutions	Services	Total
Balance at December 31, 2015	$227,486	$55,655	$53,454	$336,595
Acquisitions	—	7,171	—	7,171
Balance at December 31, 2016	$227,486	$62,826	$53,454	$343,766

Our other intangible assets as of December 31, 2016 and 2015 consist of the following:

	December 31, 2016				December 31, 2015
		Accumulated				Accumulated
(in thousands)	Cost	Amortization	Impairment	Net	Cost	Amortization	Impairment	Net
Finite-life intangibles
Customer relationship	$122,109	$(97,704)	$—	$24,405	$117,039	$(89,663)	$—	$27,376
Supply agreement	26,000	(25,274)	—	726	26,000	(22,369)	—	3,631
Non-compete agreements	1,758	(856)	—	902	948	(701)	—	247
Trade names	238	—	—	238	—	—	—	—
Total finite-life intangibles	150,105	(123,834)	—	26,271	143,987	(112,733)	—	31,254
Indefinite-life intangibles
Trade names	166,000	—	(34,900)	131,100	166,000	—	(34,900)	131,100
Total intangible assets	$316,105	$(123,834)	$(34,900)	$157,371	$309,987	$(112,733)	$(34,900)	$162,354

Total amortization expense related to intangible assets was approximately $11.1,  $12.0 and $12.8 million for the years ended December 31, 2016,  2015 and 2014, respectively.

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

There were no impairment charges during 2016 or 2015 with respect to other intangible assets.

At December 31, 2016, future estimated amortization expense related to intangible assets for each of the years ended December 31, 2017 to 2021 is estimated as follows:

(in thousands)
2017	$9,274
2018	7,154
2019	4,565
2020	2,325
2021	1,665

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

Our consolidated balance sheet as of December 31, 2016 and 2015 reflected the decrease in equity for dividends paid to Parent shareholders and distributions to vested option holders on July 1, 2011, December 31, 2011, December 31, 2012, December 31, 2013, December 31, 2014 and December 31, 2015 based on an estimated option forfeiture rate of 2% annually.

8.        Long-Term Debt

Long-term debt at December 31, 2016 and 2015 consists of the following:

	December 31,	December 31,
(in thousands)	2016	2015
Original notes - 7.625%	$420,523	$419,274
Add-on notes - 7.625%	225,743	227,029
Senior secured credit facility	43,917	25,811
Capital lease obligations	17,134	15,344
	707,317	687,458
Less: Current portion of long-term debt	(5,454)	(4,867)
Total long-term debt	$701,863	$682,591

(1)	The carrying value of the Original notes - 7.625% is net of unamortized deferred financing costs of $4.5 and $5.7 million as of December 31, 2016 and 2015, respectively.
(2)

The carrying value of the Add-on notes - 7.625% is net of unamortized deferred financing costs of $1.9 and $2.4 million as of December 31, 2016 and 2015, respectively, and includes unamortized bond premium of $7.6 and $9.4 million as of December 31, 2016 and 2015, respectively.

(3)	The carrying value of the Senior secured credit facility is net of unamortized deferred financing costs of $1.8 and $2.2 million as of December 31, 2016 and 2015, respectively.

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

Senior Secured Credit Facility. On November 24, 2015, we entered into a Third Amended and Restated Credit Agreement with Bank of America, N.A., as agent for the lenders, and the lenders party thereto (the “Third Amended Credit Agreement”), which amended our then-existing senior secured credit facility originally dated as of May 31, 2007 and amended and restated as of May 6, 2010 and as of July 31, 2012.  We refer to the third amended and restated senior secured credit facility as the “senior secured credit facility.” The senior secured credit facility is a first lien senior secured asset based revolving credit facility that is available for working capital and general corporate purposes, including permitted investments, capital expenditures and debt repayments, on a fully revolving basis, subject to the terms and conditions set forth in the credit documents in the form of revolving loans, swing line loans and letters of credit. The Third Amended Credit Agreement extended the maturity date of the revolving loans to the earliest of (i) November 24, 2020 and (ii) 90 days prior to the maturity of the 2012 Notes, and reduced (i) the interest rate applicable to borrowings under the Third Amended Credit Agreement to a per annum rate, determined based on our usage of the credit facility as provided in the Third Amended Credit Agreement, ranging from 1.50% to 2.00% above the adjusted LIBOR rate used by the agent or, at our option, 0.50% to 1.00% above the Base Rate as defined in the Third Amended Credit Agreement and (ii) the unused line fee rate to 0.25%.  Our obligations under the Third Amended Credit Agreement are secured by a first priority security interest in substantially all of the assets of the Company, Parent and SS, excluding a pledge of the Company’s and its subsidiaries’ stock, any joint ventures and certain other exceptions. Our obligations under the Third Amended Credit Agreement are unconditionally guaranteed by the Parent, SS and RES.

Our senior secured credit facility provides the aggregate amount we may borrow under revolving loans up to $235.0 million, subject to our borrowing base.

As of December 31, 2016, we had $124.9 million of availability under the senior secured credit facility based on a borrowing base of $175.1 million less borrowings of $45.7 million and after giving effect to $4.5 million used for letters of credit.

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

At December 31, 2016, we had $45.7 million of borrowings outstanding of which $4.7 million was accruing interest at a rate of 4.75%,  $14.0 million was accruing interest at a rate of 2.77% and $27.0 million was accruing interest at a rate of 2.6947%.

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

Maturities of Long-Term Debt. At December 31, 2016, maturities of long-term debt for each of our fiscal years ending December 31, 2017 to 2021 and thereafter, are estimated as follows:

(in thousands)
2017	$5,454
2018	3,717
2019	2,529
2020	692,393
2021	1,163
Thereafter	2,570
Total payments	707,826
Unamortized deferred financing costs	(8,121)
Unamortized bond premium	7,612
$707,317

9.        Commitments and Contingencies

Rental expenses were approximately $13.6,  $12.5 and $11.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, the Company was committed under various non-cancellable operating leases for its district, corporate and other operating locations with annual rental commitments for each of the years ending December 31, 2017 to 2021 and thereafter of the following:

(in thousands)
2017	$8,415
2018	7,196
2019	6,653
2020	5,489
2021	3,561
Thereafter	2,938
$34,252

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

In May 2016, the Company entered into an amendment to an agreement with a supplier. Between the original agreement and this amendment, certain end users described in the original agreement have entered into a direct agreement with the supplier or have elected to participate in a group purchasing organization agreement with the supplier. As a result, the supplier agreed to make a payment of $2.75 million to the Company. The Company recorded a net gain of $2.75 million related to this settlement which is reflected as a Gain on settlement in the Consolidated Statements of Operations for the year ended December 31, 2016.

In 2014, a supplier ceased distribution of one of its products in the United States following a request from the FDA. On May 7, 2015, the Company entered into an agreement with the former supplier resolving all matters related to the cessation of our commercial relationships with each other. The Company received $7.5 million in net cash during 2015 after settling all open receivables and payables between the two parties and return of relevant product. The Company recorded a net gain of $5.7 million related to this settlement for the year ended December 31, 2015. The Company recorded additional gain of $0.3 million related to this settlement for the year ended December 31, 2016.

On January 13, 2015, the Company filed suit in the Western District of Texas against Hill-Rom Holdings, Inc., Hill-Rom Company, Inc. and Hill-Rom Services, Inc. (the “Defendants”) alleging that the Defendants violated federal and state antitrust laws by willfully and unlawfully engaging in a pattern of exclusionary and predatory conduct in order to foreclose market competition and seeking actual damages, trebled damages and punitive damages.  On March 4, 2015, the Defendants filed a motion to transfer the case to another venue.  On March 23, 2015, the Defendants filed a motion to dismiss the case.  On July 2, 2015, the Court denied the Defendants’ motion to transfer.  On October 15, 2015, the Court denied the Defendants motion to dismiss. The litigation is currently in the discovery phase.

10.      Shareholder’s Equity (Deficit)

Common Stock

The Company has authorized and issued 1,000 shares of common stock with a par value of $0.01 per share.

Accumulated Other Comprehensive Loss

	December 31,	December 31,
(in thousands)	2016	2015
Unrealized loss on minimum pension liability adjustment, net of tax	$(7,826)	$(8,165)

Changes in Accumulated Other Comprehensive Income for the year ended December 31, 2016 are as follows:

(in thousands)
Minimum pension liability - balance at December 31, 2015	$(8,165)
Net actuarial loss	(401)
Reclassification for amortization of net gain	740
Net current year other comprehensive income	339
Minimum pension liability - balance at December 31, 2016	$(7,826)

Amount reclassified from accumulated other comprehensive income is included in the selling, general and administrative expense in the Consolidated Statements of Operations.

11.      Share-Based Compensation

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

Effective November 4, 2014, the Compensation Committee of our Board of Directors recommended, and the board of directors of Parent (the “Parent Board”), approved, an amendment (the “Amendment”) to the 2007 Stock Option Plan to remove the 2007 Stock Option Plan’s mandatory ten year limit on the duration of stock options. In addition, the Compensation Committee recommended, and the Parent Board approved, unilateral amendments to the outstanding stock option agreements. These amendments extend the expiration date of such options to November 4, 2024 and reset the option exercise price at $0.71 per share, which was the fair market value of Parent’s common stock on the amendment date as determined by a third party valuation obtained by the Parent Board. The original options were granted from June 18, 2007 to May 21, 2013 with exercise prices ranging from $1.00 to $1.83. The Amendment to the 2007 Stock Option Plan and the amendments to the individual options do not change the number of options granted, the vesting commencement date, the vesting schedules or any continued service requirements. The amendment resulted in additional share-based compensation expense of approximately $1.7 million, of which $0.1,  $0.2 and $1.2 million was recognized in 2016, 2015 and 2014, respectively.

A summary of the status of Parent’s 2007 Stock Option Plan as of and for the years ended December 31, 2016,  2015 and 2014 is detailed below:

				Weighted
				average
		Weighted	Aggregate	remaining
	Number of	average	intrinsic	contractual
(in thousands except exercise price and years)	options	exercise price	value	term (years)
Outstanding at December 31, 2014	37,340	$0.84	$—	9.9
Granted	20,315	0.71
Exercised	—	—	$—
Forfeited or expired	(23,766)	0.92
Outstanding at December 31, 2015	33,889	$0.71	$10,506	8.9
Granted	6,973	1.02
Exercised	(122)	0.71	$38
Forfeited or expired	(3,767)	0.71
Outstanding at December 31, 2016	36,973	$0.77	$9,315	7.8
Exercisable at December 31, 2016	14,940	$0.74	$4,248	7.8
Remaining authorized options available for issue	6,591

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

We determine the fair value of options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on a straight-line basis over the options’ vesting periods. The assumptions in the table below was used to determine the Black-Scholes fair value of stock options granted during the years ended December 31, 2016,  2015, and 2014.

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.56%	1.75%	1.00%
Expected volatility	30.6%	27.0%	32.4%
Dividend yield	N/A	N/A	N/A
Expected option life (years)	5.86	5.26	3.10
Black-Scholes Value of options	$0.33	$0.20	$0.17

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

In April 2015, Parent granted the Company’s Chief Executive Officer 7.0 million restricted stock units which vest over four years. Total compensation expense related to this grant was $1.3 and $0.9 million for the years ended December 31, 2016 and 2015, respectively.

Although Parent grants the stock options and restricted stock units, the Company recognizes compensation expense related to these options and units since the services are performed for its benefit. For the years ended December 31, 2016,  2015 and 2014, we recognized non-cash share-based compensation expense of $3.1,  $2.4 and $2.3 million, respectively, which is primarily included in selling, general and administrative expenses.

At December 31, 2016, unearned non-cash share-based compensation related to our options, that we expect to recognize as expense over a weighted average period of 2.3 years, totals approximately $5.4 million, net of our estimated forfeiture rate of 2.0%. The expense could be accelerated upon the sale of Parent or the Company.

12.      Related Party Transactions

Management Agreement

On May 31, 2007, we and IPC entered into a professional services agreement pursuant to which general advisory and management services are provided to us with respect to financial and operating matters. IPC is an owner of Parent, and the following members of our Board of Directors are associated with IPC: Robert Juneja and Bret Bowerman. In addition, David Crane, a director, is the CEO of an IPC portfolio company. The professional services agreement requires us to pay an annual fee for ongoing advisory and management services equal to the greater of $0.5 million or 0.75% of our Adjusted EBITDA (as defined in the professional services agreement) for the immediately preceding fiscal year, payable in quarterly installments. The professional services agreement provides that IPC will be reimbursed for its reasonable out-of-pocket expenses in connection with certain activities undertaken pursuant to the professional services agreement and will be indemnified for liabilities incurred in connection with its role under the professional services agreement, other than for liabilities resulting from its gross negligence or willful misconduct. The term of the professional services agreement commenced on May 31, 2007 and will remain in effect unless and until either party notifies the other of its desire to terminate, we are sold to a third-party purchaser or we consummate a qualified initial public offering, as defined in the professional services agreement. Total professional services agreement fees incurred to IPC were $1.0,  $1.0 and $1.0 million for the years ended December 31, 2016,  2015 and 2014, respectively.

2007 Stock Option Plan

Parent established the 2007 Stock Option Plan. Compensation expense related to service provided by the Company’s employees is recognized in the accompanying consolidated statements of operations.

In connection with the Restricted Stock Unit Award Agreement, dated as of April 13, 2015, between an officer and the Company, we entered into a promissory note agreement with the officer dated April 13, 2016 for a total amount of $1.0 million which is included in other long-term assets in the Consolidated Balance Sheets. This note receivable bears annual interest at 1.45%. The principal and accrued interest of this note is due on the earliest of (i) the seventh anniversary of the date of this loan, (ii) any event with respect to borrower, which, in any such case of the loan were to remain outstanding on and after such date, would result in violation of Section 402 of the Sarbanes-Oxley Act of 2002, (iii) and certain events of default or (iv) a change in control. Interest income for this note was $0.01 million for the year ended December 31, 2016.

13.      Limited Liability Companies

We participate with others in the formation of LLCs in which Surgical Services becomes a partner and shares the financial interest with the other investors. Surgical Services is the primary beneficiary of these LLCs. These LLCs acquire certain medical equipment for use in their respective business activities, which generally focus on surgical procedures. The LLCs will acquire medical equipment for rental purposes under equipment financing leases. At December 31, 2016, the LLCs had approximately $0.9 million of total assets. The third party investors in each respective LLC generally provide the lease financing company with individual proportionate lease guarantees based on their respective ownership percentages in the LLCs. In addition, Surgical Services will provide such financing companies with its corporate guarantee based on its respective ownership interest in each LLC. In certain instances, Surgical Services has provided such financing companies with an overall corporate guarantee in connection with equipment financing transactions. In such instances, the individual investors in each respective LLC will generally indemnify us against losses, if any, incurred in connection with its corporate guarantee. Additionally, we provide operational and administrative support to the LLCs in which it is a partner. As of December 31, 2016, we held interests in seven active LLCs.

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

The change in benefit obligation, pension plan assets and funded status as of and for the years ended December 31, 2016 and 2015 are as follows:

Change in Benefit Obligation

(in thousands)	2016	2015
Benefit obligations at beginning of year	$27,281	$28,728
Interest cost	1,179	1,159
Actuarial (gain) loss	353	(1,618)
Benefit paid	(1,085)	(988)
Benefit obligations at end of year	$27,728	$27,281

Change in Plan Assets

(in thousands)	2016	2015
Fair value of plan assets at beginning of year	$19,537	$20,638
Actual (loss) return on plan assets	1,148	(433)
Benefits paid	(1,085)	(988)
Employer contribution	—	320
Fair value of plan assets at end of year	$19,600	$19,537

Funded Status

(in thousands)	2016	2015
Funded status	$(8,128)	$(7,744)
Unrecognized net actuarial loss/accumulated other comprehensive loss	10,252	10,591
Net amount recognized	$2,124	$2,847

A summary of our pension plan projected benefit obligation, accumulated obligation and fair value of pension plan assets at December 31, are as follows:

(in thousands)	2016	2015
Projected benefit obligation	$27,728	$27,281
Accumulated benefit obligation (“ABO”)	27,728	27,281
Fair value of plan assets	19,600	19,537
ABO less fair value of plan assets	8,128	7,744

Amounts recognized in the consolidated balance sheets at December 31, are as follows:

(in thousands)	2016	2015
Current Liabilities	$412	$—
Noncurrent Liabilities	7,716	7,744
Total Amount Recognized	$8,128	$7,744

Net Periodic Benefit Cost

The components of net periodic benefit cost are as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Interest cost	$1,179	$1,159	$1,131
Expected return on plan assets	(1,197)	(1,264)	(1,270)
Recognized net actuarial loss	740	976	540
Net periodic benefit cost	$722	$871	$401

Change in Accumulated Other Comprehensive Loss

	Year Ended December 31,
(in thousands)	2016	2015	2014
Beginning of year	$(10,591)	$(11,488)	$(6,310)
Net actuarial loss	(401)	(79)	(5,718)
Amortization of net loss	740	976	540
End of year	$(10,252)	$(10,591)	$(11,488)

Pension Plan Assets

Our target pension plan asset allocation and actual pension plan allocation of assets at December 31, are as follows:

	Target
Asset Category	Allocation	2016	2015
Equity securities	75%	83%	77%
Debt securities and cash	25	17	23
	100%	100%	100%

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

Fair Value Measurement

The following table presents our plan assets, using the fair value hierarchy as disclosed in Note 4, Fair Value Measurements, as of December 31, 2016 and 2015.

	Assets at Fair Value as of December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$92	$—	$—	$92
Registered investment companies:
International equity	7,392	—	—	7,392
Large cap blend	8,925	—	—	8,925
Intermediate-term bond	3,191	—	—	3,191
Total assets at fair value	$19,600	$—	$—	$19,600

	Assets at Fair Value as of December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$86	$—	$—	$86
Registered investment companies:
International equity	7,060	—	—	7,060
Large cap blend	7,922	—	—	7,922
Intermediate-term bond	4,469	—	—	4,469
Total assets at fair value	$19,537	$—	$—	$19,537

Investments in Equity and Debt Securities are valued at the net asset value of units held at the end of the period based upon the value of the underlying investments as determined by quoted market prices. These investments are classified as Level 1.

Contributions

The Company contributed $0,  $0.3 and $1.3 million to the pension plan during the years ended December 31, 2016,  2015 and 2014, respectively. The Company expects to make contribution of approximately $0.4 million in 2017.

Estimated Future Benefit Payments

The following benefit payments are expected to be paid:

(in thousands)
2017	$1,170
2018	1,190
2019	1,261
2020	1,327
2021	1,367
2022 to 2026	7,993

Pension Plan Assumptions

The following weighted-average assumptions were used as of each of the years ended December 31, as follows:

	2016	2015	2014
Weighted-average actuarial assumptions used to determine benefit obligations:
Discount rate	4.16%	4.43%	4.08%
Expected return on assets	6.00%	6.35%	6.85%
Weighted-average actuarial assumptions used to determine net periodic benefit cost:
Discount rate	4.43%	4.08%	4.92%
Expected return on assets	6.00%	6.35%	6.85%
Rate of compensation increase	N/A	N/A	N/A

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

Other Employee Benefits

The Company also sponsors a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”) and covers substantially all of the Company’s employees. Employees may contribute annually up to 60% of their base compensation on a pre-tax basis (subject to Internal Revenue Service limitation). The company matching contribution is 50% of the first 6% of base compensation that an employee contributes. We made matching contributions to the plan of approximately $2.4,  $2.1 and $2.1 million for the years ended December 31, 2016,  2015 and 2014, respectively.

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

15.      Income Taxes

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Current - State	$688	$522	$426
Deferred	258	234	(13,491)
	$946	$756	$(13,065)

Reconciliations between the Company’s effective income tax rate and the U.S. statutory rate are as follow:

	Year Ended December 31,
	2016	2015	2014
Statutory U.S. Federal income tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of U.S. Federal income tax	0.9	(2.2)	(3.4)
Valuation allowance	30.9	16.8	21.5
Permanent items	8.2	5.1	0.5
Indefinite-life intangibles	2.0	0.8	0.3
Deferred item adjustments	0.4	17.2	(0.3)
Effective income tax rate	7.4%	2.7%	(16.4)%

The components of the Company’s overall deferred tax assets and liabilities at December 31 are as follows:

(in thousands)	2016	2015
Deferred tax assets
Accounts receivable	$550	$588
Accrued compensation and pension	5,911	6,797
Inventories	816	796
Other assets	1,508	2,014
Unrealized loss on pension	4,027	4,160
Net operating loss carryforwards	83,526	83,338
Deferred tax assets	96,338	97,693
Valuation allowance	(63,672)	(59,715)
Total deferred tax assets	32,666	37,978
Deferred tax liabilities
Accelerated depreciation and amortization	(84,814)	(90,191)
Prepaid assets	(1,069)	(746)
Total deferred tax liabilities	(85,883)	(90,937)
Net deferred tax liabilities	$(53,217)	$(52,959)

At December 31, 2016, the Company had available unused federal net operating loss carryforwards of approximately $215.4 million. The net operating loss carryforwards will expire at various dates from 2018 through 2037. Net operating loss carryforwards of the Company are subject to review and possible adjustment by the taxing authorities.

In assessing the need for a valuation allowance, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing the relative impact of all the available positive and negative evidence regarding our forecasted taxable income, the reversal of existing deferred tax liabilities, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies. Based on the expected reversal of the existing deferred tax assets and liabilities at December 31, 2016, we believe that a portion of the deferred tax assets will not be realized. As such, we have recorded a valuation allowance of $63.7 million primarily related to federal and state net operating losses that are not expected to be realized prior to their expiration. The valuation allowance increased in 2016 due to results of operations.

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

Our evaluation was performed for the tax years ended December 31, 2016, 2015 and 2014, which are the tax years that remain subject to examination by major tax jurisdictions as of December 31, 2016.

A reconciliation of the beginning and ending amount of unrecognized tax benefit for the years ended December 31, 2016, 2015 and 2014

(in thousands)
Unrecognized tax benefits balance at January 1, 2014	$2,072
Gross decreases for tax positions in 2014	—
Unrecognized tax benefits balance at December 31, 2014	2,072
Gross decreases for tax positions in 2015	—
Unrecognized tax benefits balance at December 31, 2015	2,072
Gross decreases for tax positions in 2016	—
Unrecognized tax benefits balance at December 31, 2016	$2,072

Included in the unrecognized tax benefits as of December 31, 2016 are $2.1 million of tax benefits that, if recognized, would decrease the effective tax rate.

16.      Consolidating Financial Statements

In accordance with the provisions of the 2012 Indenture, as 100%-owned subsidiaries of UHS, Surgical Services (“SS”) and RES has jointly and severally guaranteed all the Company’s Obligations (as defined in the 2012 Indenture) on a full and unconditional basis. Consolidating financial information of UHS and the guarantors is presented on the following pages.

Universal Hospital Services, Inc.

Consolidating Balance Sheets

(in thousands, except share and per share information)

	December 31, 2016
	Parent	Subsidiary
	Issuer	Guarantors	Consolidating
	UHS	SS & RES	Adjustments	Consolidated
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts	$71,802	$12,462	$—	$84,264
Due from affiliates	28,523	—	(28,523)	—
Inventories	4,754	6,331	—	11,085
Other current assets	10,501	597	—	11,098
Total current assets	115,580	19,390	(28,523)	106,447
Property and equipment:
Medical equipment	562,422	55,630	—	618,052
Property and office equipment	83,716	11,130	—	94,846
Accumulated depreciation	(462,167)	(42,082)	—	(504,249)
Total property and equipment, net	183,971	24,678	—	208,649
Other long-term assets:
Goodwill	283,141	60,625	—	343,766
Investment in subsidiary	72,624	—	(72,624)	—
Other intangibles, net	140,944	16,427	—	157,371
Other	1,397	493	—	1,890
Total assets	$797,657	$121,613	$(101,147)	$818,123
Liabilities and (Deficit) Equity
Current liabilities:
Current portion of long-term debt	$3,990	$1,464	$—	$5,454
Book overdrafts	9,834	866	—	10,700
Due to affiliates	—	28,523	(28,523)	—
Accounts payable	31,586	7,233	—	38,819
Accrued compensation	17,196	2,710	—	19,906
Accrued interest	18,696	—	—	18,696
Dividend payable	—	—	—	—
Other accrued expenses	15,426	1,250	—	16,676
Total current liabilities	96,728	42,046	(28,523)	110,251
Long-term debt, less current portion	698,050	3,813	—	701,863
Pension and other long-term liabilities	12,274	3	—	12,277
Deferred income taxes, net	50,256	2,961	—	53,217
Commitments and contingencies
(Deficit) Equity
Common stock	—	—	—	—
Additional paid-in capital	245,001	75,799	(75,814)	244,986
Accumulated deficit	(293,636)	(3,190)	—	(296,826)
Accumulated loss in subsidiary	(3,190)	—	3,190	—
Accumulated other comprehensive loss	(7,826)	—	—	(7,826)
Total Universal Hospital Services, Inc. (deficit) equity	(59,651)	72,609	(72,624)	(59,666)
Noncontrolling interest	—	181	—	181
Total (deficit) equity	(59,651)	72,790	(72,624)	(59,485)
Total liabilities and (deficit) equity	$797,657	$121,613	$(101,147)	$818,123

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

Universal Hospital Services, Inc.

Consolidating Statements of Operations

(in thousands)

	Year Ended December 31, 2016
	Parent	Subsidiary
	Issuer	Guarantors	Consolidating
	UHS	SS & RES	Adjustments	Consolidated
Revenue
Medical equipment solutions	$303,664	$—	$—	$303,664
Clinical engineering solutions	105,770	1,981	—	107,751
Surgical services	—	68,086	—	68,086
Total revenues	409,434	70,067	—	479,501
Cost of Revenue
Cost of medical equipment solutions	138,205	—	—	138,205
Cost of clinical engineering solutions	84,397	1,325	—	85,722
Cost of surgical services	—	36,565	—	36,565
Medical equipment depreciation	56,258	5,899	—	62,157
Total costs of revenues	278,860	43,789	—	322,649
Gross margin	130,574	26,278	—	156,852
Selling, general and administrative	100,760	19,351	—	120,111
(Gain) on settlement	(3,074)	—	—	(3,074)
Operating income	32,888	6,927	—	39,815
Equity in earnings of subsidiary	(2,754)	—	2,754	—
Interest expense	50,181	2,140	—	52,321
(Loss) income before income taxes and noncontrolling interest	(14,539)	4,787	(2,754)	(12,506)
(Benefit) provision for income taxes	(1,087)	2,033	—	946
Consolidated net (loss) income	(13,452)	2,754	(2,754)	(13,452)
Net income attributable to noncontrolling interest	—	308	—	308
Net (loss) income attributable to Universal Hospital Services, Inc.	$(13,452)	$2,446	$(2,754)	$(13,760)

Universal Hospital Services, Inc.

Consolidating Statements of Operations

(in thousands)

	Year Ended December 31, 2015
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Revenue
Medical equipment solutions	$285,059	$—	$—	$285,059
Clinical engineering solutions	99,188	—	—	99,188
Surgical services	—	64,434	—	64,434
Total revenues	384,247	64,434	—	448,681
Cost of Revenue
Cost of medical equipment solutions	123,664	—	—	123,664
Cost of clinical engineering solutions	78,988	—	—	78,988
Cost of surgical services	—	34,459	—	34,459
Medical equipment depreciation	60,465	6,313	—	66,778
Total costs of revenues	263,117	40,772	—	303,889
Gross margin	121,130	23,662	—	144,792
Selling, general and administrative	104,193	18,261	—	122,454
Restructuring	2,321	—	—	2,321
(Gain) on settlement	(5,718)	—	—	(5,718)
Operating income	20,334	5,401	—	25,735
Equity in earnings of subsidiary	(1,692)	—	1,692	—
Interest expense	51,086	2,109	—	53,195
(Loss) income before income taxes and noncontrolling interest	(29,060)	3,292	(1,692)	(27,460)
(Benefit) provision for income taxes	(844)	1,600	—	756
Consolidated net (loss) income	(28,216)	1,692	(1,692)	(28,216)
Net income attributable to noncontrolling interest	—	432	—	432
Net (loss) income attributable to Universal Hospital Services, Inc.	$(28,216)	$1,260	$(1,692)	$(28,648)

Universal Hospital Services, Inc.

Consolidating Statements of Operations

(in thousands)

	Year Ended December 31, 2014
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Revenue
Medical equipment solutions	$285,497	$—	$—	$285,497
Clinical engineering solutions	92,092	—	—	92,092
Surgical services	—	59,075	—	59,075
Total revenues	377,589	59,075	—	436,664
Cost of Revenue
Cost of medical equipment solutions	130,117	—	—	130,117
Cost of clinical engineering solutions	73,547	—	—	73,547
Cost of surgical services	—	32,721	—	32,721
Medical equipment depreciation	67,719	5,799	—	73,518
Total costs of revenues	271,383	38,520	—	309,903
Gross margin	106,206	20,555	—	126,761
Selling, general and administrative	95,231	19,365	—	114,596
Restructuring	3,059	—	—	3,059
Intangible asset impairment charge	34,900	—	—	34,900
Operating (loss) income	(26,984)	1,190	—	(25,794)
Equity in loss of subsidiary	337	—	(337)	—
Interest expense	51,127	2,158	—	53,285
Loss before income taxes and noncontrolling interest	(78,448)	(968)	337	(79,079)
Benefit for income taxes	(12,434)	(631)	—	(13,065)
Consolidated net loss	(66,014)	(337)	337	(66,014)
Net income attributable to noncontrolling interest	—	503	—	503
Net loss attributable to Universal Hospital Services, Inc.	$(66,014)	$(840)	$337	$(66,517)

Universal Hospital Services, Inc.

Consolidating Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31, 2016
	Parent	Subsidiary
	Issuer	Guarantors	Consolidating
	UHS	SS & RES	Adjustments	Consolidated
Consolidated net (loss) income	$(13,452)	$2,754	$(2,754)	$(13,452)
Other comprehensive income:
Gain on minimum pension liability, net of tax	339	—	—	339
Total other comprehensive income	339	—	—	339
Comprehensive (loss) income	(13,113)	2,754	(2,754)	(13,113)
Comprehensive income attributable to noncontrolling interest	—	308	—	308
Comprehensive (loss) income attributable to Universal Hospital Services, Inc.	$(13,113)	$2,446	$(2,754)	$(13,421)

Universal Hospital Services, Inc.

Consolidating Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31, 2015
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Consolidated net (loss) income	$(28,216)	$1,692	$(1,692)	$(28,216)
Other comprehensive income:
Gain on minimum pension liability, net of tax	897	—	—	897
Total other comprehensive income	897	—	—	897
Comprehensive (loss) income	(27,319)	1,692	(1,692)	(27,319)
Comprehensive income attributable to noncontrolling interest	—	432	—	432
Comprehensive (loss) income attributable to Universal Hospital Services, Inc.	$(27,319)	$1,260	$(1,692)	$(27,751)

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

Universal Hospital Services, Inc.

Consolidating Statements of Cash Flows

(in thousands)

	Year Ended December 31, 2016
	Parent	Subsidiary
	Issuer	Guarantors	Consolidating
	UHS	SS & RES	Adjustments	Consolidated
Cash flows from operating activities:
Consolidated net (loss) income	$(13,452)	$2,754	$(2,754)	$(13,452)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	65,738	7,427	—	73,165
Amortization of intangibles, deferred financing costs and bond premium	8,063	3,525	—	11,588
Equity in earnings of subsidiary	(2,754)	—	2,754	—
Provision for doubtful accounts	141	74	—	215
Provision for inventory obsolescence	287	213	—	500
Non-cash share-based compensation expense	2,549	517	—	3,066
(Gain) loss on sales and disposals of equipment	(3,923)	182	—	(3,741)
Deferred income taxes	819	(561)	—	258
Interest on note receivable	(10)	—	—	(10)
Changes in operating assets and liabilities:
Accounts receivable	(9,655)	(1,516)	—	(11,171)
Due from affiliates	1,139	—	(1,139)	—
Inventories	(508)	214	—	(294)
Other operating assets	(4,871)	(667)	—	(5,538)
Accounts payable	2,608	(757)	—	1,851
Other operating liabilities	(1,840)	125	—	(1,715)
Net cash provided by operating activities	44,331	11,530	(1,139)	54,722
Cash flows from investing activities:
Medical equipment purchases	(47,957)	(8,460)	—	(56,417)
Property and office equipment purchases	(6,556)	(107)	—	(6,663)
Proceeds from disposition of property and equipment	10,147	57	—	10,204
Issuance of note receivable from offier	(983)	—	—	(983)
Acquisition	(15,795)	—	—	(15,795)
Net cash used in investing activities	(61,144)	(8,510)	—	(69,654)
Cash flows from financing activities:
Proceeds under senior secured credit facility	166,042	—	—	166,042
Payments under senior secured credit facility	(148,350)	—	—	(148,350)
Payments of principal under capital lease obligations	(4,792)	(1,538)	—	(6,330)
Payments of deferred financing costs	(109)	—	—	(109)
Holdback payment related to acquisition	—	(500)	—	(500)
Distributions to noncontrolling interests	—	(367)	—	(367)
Dividend and equity distribution payments	(24)	—	—	(24)
Proceeds from exercise of parent company stock options	87	—	—	87
Due to affiliates	—	(1,139)	1,139	—
Change in book overdrafts	3,959	524	—	4,483
Net cash provided by (used in) financing activities	16,813	(3,020)	1,139	14,932
Net change in cash and cash equivalents	—	—	—	—
Cash and cash equivalents at the beginning of period	—	—	—	—
Cash and cash equivalents at the end of period	$—	$—	$—	$—

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

Universal Hospital Services, Inc.

Consolidating Statements of Cash Flows

(in thousands)

	Year Ended December 31, 2014
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Cash flows from operating activities:
Consolidated net loss	$(66,014)	$(337)	$337	$(66,014)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	78,303	6,934	—	85,237
Asset impairment charges	2,025	—	—	2,025
Intangible asset impairment charge	34,900	—	—	34,900
Amortization of intangibles, deferred financing costs and bond premium	10,367	3,304	—	13,671
Equity in loss of subsidiary	337	—	(337)	—
Provision for doubtful accounts	752	64	—	816
Provision for inventory obsolescence	226	6	—	232
Non-cash share-based compensation expense	1,920	381	—	2,301
Gain on sales and disposals of equipment	(2,167)	(106)	—	(2,273)
Deferred income taxes	(11,142)	(2,349)	—	(13,491)
Changes in operating assets and liabilities:
Accounts receivable	3,190	(595)	—	2,595
Due from (to) affiliates	(21)	21	—	—
Inventories	1,392	(134)	—	1,258
Other operating assets	(2,341)	84	—	(2,257)
Accounts payable	(381)	(1,282)	—	(1,663)
Other operating liabilities	2,914	321	—	3,235
Net cash provided by operating activities	54,260	6,312	—	60,572
Cash flows from investing activities:
Medical equipment purchases	(53,700)	(5,278)	—	(58,978)
Property and office equipment purchases	(4,690)	(218)	—	(4,908)
Proceeds from disposition of property and equipment	8,250	172	—	8,422
Net cash used in investing activities	(50,140)	(5,324)	—	(55,464)
Cash flows from financing activities:
Proceeds under senior secured credit facility	149,500	—	—	149,500
Payments under senior secured credit facility	(143,500)	—	—	(143,500)
Payments of principal under capital lease obligations	(5,624)	(1,291)	—	(6,915)
Distributions to noncontrolling interests	—	(549)	—	(549)
Dividend and equity distribution payments	(73)	—	—	(73)
Purchases of noncontrolling interests	—	(46)	—	(46)
Change in book overdrafts	(4,423)	898	—	(3,525)
Net cash used in financing activities	(4,120)	(988)	—	(5,108)
Net change in cash and cash equivalents	—	—	—	—
Cash and cash equivalents at the beginning of period	—	—	—	—
Cash and cash equivalents at the end of period	$—	$—	$—	$—

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

•

CES offers a broad range of inspection, preventative maintenance, repair, logistic and consulting services through the Company’s team of more than 440 technicians and professionals located in its nationwide network of service centers.

•

SS is the segment through which the Company provides high end, state-of-the-art surgical equipment along with trained and certified surgical equipment technologists to assist in the operation of the equipment.

	Year Ended December 31,
(in thousands)	2016	2015	2014
Medical Equipment Solutions
Net sales	$303,664	$285,059	$285,497
Medical equipment depreciation	56,258	60,465	67,719
Gross margin	109,201	100,930	87,661
Assets	584,597	585,990	615,629
Amortization	6,884	7,962	8,830
Clinical Engineering Solutions
Net sales	107,751	99,188	92,092
Gross margin	22,029	20,200	18,545
Assets	131,537	110,588	107,776
Amortization	822	692	692
Surgical Services
Net sales	68,086	64,434	59,075
Medical equipment depreciation	5,899	6,313	5,799
Gross margin	25,622	23,662	20,555
Assets	101,989	100,997	97,633
Amortization	3,395	3,372	3,304
Corporate and Unallocated
Amortization and depreciation	11,008	13,097	13,744
Capital Expenditures	63,080	62,498	63,886
Total Company Assets, Amortization and Depreciation and Capital Expenditures
Assets	818,123	797,575	821,038
Amortization and depreciation	84,266	91,901	100,088
Capital Expenditures	63,080	62,498	63,886
Total Gross Margin and Reconciliation to Loss Before Income Taxes and Noncontrolling Interest
Total gross margin	156,852	144,792	126,761
Selling, general and administrative	120,111	122,454	114,596
Restructuring	—	2,321	3,059
(Gain on settlement)	(3,074)	(5,718)	—
Intangible asset impairment charge	—	—	34,900
Interest expense	52,321	53,195	53,285
Loss before income taxes and noncontrolling interest	$(12,506)	$(27,460)	$(79,079)

Gross margin represents net revenues less total direct costs.

The following table provides additional detail on the percentage of revenue for each group of similar products sold or services provided in the MES, CES and SS segments:

	2016	2015	2014
MES
Equipment usage solutions	59.5%	60.6%	60.9%
Equipment/disposable sales	3.8	2.9	4.5
	63.3	63.5	65.4
CES
Service solutions	22.5	22.1	21.1
SS
Equipment usage solutions	14.0	14.2	13.3
Equipment/disposable sales	0.2	0.2	0.2
	14.2	14.4	13.5
Total revenues	100.0%	100.0%	100.0%

19.      Restructuring

We incurred restructuring expense of $0, $2.3 and $3.1 million during 2016,  2015 and 2014, respectively, the majority of which related to severances and other related expenses. The restructuring expense impact was recorded under the Restructuring expense in the Consolidated Statements of Operations. As of December 31, 2015, we had $2.4 million of restructuring liability. For the year ended December 31, 2016,  $2.3 million in restructuring charges was paid.  No additional provision was recorded in 2016 for new severance arrangements and the remaining liability of $0.1  million as of December 31, 2016 is expected to be paid out by the end of the first quarter of 2017 and is included in the Other accrued expenses in the Consolidated Balance Sheets. As of December 31, 2014, we had $1.6 million of restructuring liability. For the year ended December 31, 2015, we incurred restructuring expense of $2.3 million and $1.5 million in restructuring charges was paid and the remaining $2.4 million was a liability as of December 31, 2015.

20.      Concentration

One customer accounted for approximately 16%,  15% and 14% of total revenue in 2016,  2015 and 2014, respectively, within our MES and CES segments.

21.      Subsequent Event

In connection with preparing the audited consolidated financial statements for the year ended December 31, 2016, we have evaluated subsequent events for potential recognition and disclosure through the date of this filing.