Form 10-Q
period 2017-03-31
UNIVERSAL HOSPITAL SERVICES INC
filed 2017-05-08
CIK 886171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2017

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 000-20086

UNIVERSAL HOSPITAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0760940
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6625 West 78th Street, Suite 300

Minneapolis, Minnesota 55439-2604

(Address of principal executive offices, including zip code)

(952) 893-3200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Number of shares of common stock outstanding as of May 8, 2017:  1,000

Universal Hospital Services, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements — Unaudited

Universal Hospital Services, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share information)

(unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts of $1,515 at March 31, 2017 and $1,530 at December 31, 2016	$83,893	$84,264
Inventories	10,591	11,085
Other current assets	7,037	11,098
Total current assets	101,521	106,447
Property and equipment:
Medical equipment	616,404	618,052
Property and office equipment	96,621	94,846
Accumulated depreciation	(514,751)	(504,249)
Total property and equipment, net	198,274	208,649
Other long-term assets:
Goodwill	343,980	343,766
Other intangibles, net	154,366	157,371
Other	2,173	1,890
Total assets	$800,314	$818,123
Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$5,281	$5,454
Book overdrafts	4,635	10,700
Accounts payable	23,563	38,819
Accrued compensation	11,886	19,906
Accrued interest	6,436	18,696
Other accrued expenses	14,741	16,676
Total current liabilities	66,542	110,251
Long-term debt, less current portion	728,835	701,863
Pension and other long-term liabilities	12,107	12,277
Deferred income taxes, net	53,323	53,217
Commitments and contingencies (Note 8)
Deficit
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Additional paid-in capital	245,766	244,986
Accumulated deficit	(298,789)	(296,826)
Accumulated other comprehensive loss	(7,647)	(7,826)
Total Universal Hospital Services, Inc. deficit	(60,670)	(59,666)
Noncontrolling interest	177	181
Total deficit	(60,493)	(59,485)
Total liabilities and deficit	$800,314	$818,123

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenue
Medical equipment solutions	$78,660	$80,230
Clinical engineering solutions	34,662	25,578
Surgical services	17,330	16,318
Total revenues	130,652	122,126
Cost of Revenue
Cost of medical equipment solutions	33,797	38,282
Cost of clinical engineering solutions	26,506	20,024
Cost of surgical services	9,456	8,766
Medical equipment depreciation	15,126	15,169
Total costs of revenues	84,885	82,241
Gross margin	45,767	39,885
Selling, general and administrative	34,141	31,298
Operating income	11,626	8,587
Interest expense	13,294	13,068
Loss before income taxes and noncontrolling interest	(1,668)	(4,481)
Provision for income taxes	222	159
Consolidated net loss	(1,890)	(4,640)
Net income attributable to noncontrolling interest	73	60
Net loss attributable to Universal Hospital Services, Inc.	$(1,963)	$(4,700)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Consolidated net loss	$(1,890)	$(4,640)
Other comprehensive income:
Gain on minimum pension liability, net of tax of $0	179	186
Total other comprehensive income	179	186
Comprehensive loss	(1,711)	(4,454)
Comprehensive income attributable to noncontrolling interest	73	60
Comprehensive loss attributable to Universal Hospital Services, Inc.	$(1,784)	$(4,514)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Consolidated net loss	$(1,890)	$(4,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	17,894	17,922
Amortization of intangibles, deferred financing costs and bond premium	3,107	3,062
Provision for doubtful accounts	220	92
Provision for inventory obsolescence	22	144
Non-cash share-based compensation expense	758	757
Gain on sales and disposals of equipment	(747)	(1,255)
Deferred income taxes	106	60
Interest on note receivable	(4)	—
Changes in operating assets and liabilities:
Accounts receivable	151	(3,801)
Inventories	472	46
Other operating assets	(123)	(598)
Accounts payable	(3,064)	(30)
Other operating liabilities	(22,206)	(24,509)
Net cash used in operating activities	(5,304)	(12,750)
Cash flows from investing activities:
Medical equipment purchases	(17,476)	(14,209)
Property and office equipment purchases	(1,063)	(1,057)
Proceeds from disposition of property and equipment	1,402	5,328
Acquisition and refund of escrow	3,691	—
Net cash used in investing activities	(13,446)	(9,938)
Cash flows from financing activities:
Proceeds under senior secured credit facility	70,029	60,200
Payments under senior secured credit facility	(43,492)	(34,200)
Payments of principal under capital lease obligations	(1,667)	(1,512)
Payments of deferred financing costs	—	(97)
Holdback payment related to acquisition	—	(500)
Distributions to noncontrolling interests	(77)	(120)
Dividend and equity distribution payments	—	(24)
Proceeds from exercise of parent company stock options	22	7
Change in book overdrafts	(6,065)	(1,066)
Net cash provided by financing activities	18,750	22,688
Net change in cash and cash equivalents	—	—
Cash and cash equivalents at the beginning of period	—	—
Cash and cash equivalents at the end of period	$—	$—
Supplemental cash flow information:
Interest paid	$25,435	$25,229
Income taxes paid	14	69
Non-cash activities:
Medical equipment purchases included in accounts payable (at end of period)	$3,299	$8,373
Capital lease additions	1,827	1,154

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.Basis of Presentation

The interim consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by Universal Hospital Services, Inc. (“we”, “our”, “us”, the “Company”, or “UHS”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2016 Annual Report on Form 10-K filed with the SEC.

The interim consolidated financial statements presented herein as of March 31, 2017, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  These adjustments are all of a normal, recurring nature.  The results of operations for any interim period are not necessarily indicative of results for the full year.

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

A description of our significant accounting policies is included in our 2016 Annual Report on Form 10-K. There have been no material changes to these policies for the quarter ended March 31, 2017.

Principles of Consolidation

The consolidated financial statements include the accounts of UHS and its 100%-owned subsidiaries, UHS Surgical Services, Inc. (“Surgical Services”) and Radiographic Equipment Services, Inc. (“RES”). In addition, in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), we have accounted for our equity investments in entities in which we are the primary beneficiary under the full consolidation method. All significant intercompany transactions and balances have been eliminated through consolidation. As the primary beneficiary, we consolidate the limited liability companies (“LLCs”) referred to in Note 10, Limited Liability Companies, as we effectively receive the majority of the benefits from such entities and we provide equipment lease guarantees for such entities.

2.Recent Accounting Pronouncements

Standards Adopted

In July 2015, the FASB issued ASU No. 2015-11 Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 changes the measurement principle for inventory from lower of cost or market to lower of cost and net realizable value for entities that do not measure inventory using the last in, first out or retail inventory method. The ASU also eliminates the requirement for these entities to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard did not have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09 Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 was issued as part of the FASB’s simplification initiative and intends to improve the accounting for share-based payment transactions. The areas for simplification in this ASU involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2016. Early adoption is permitted in any interim or annual period provided that the entire ASU is adopted. If an entity early adopts the ASU in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04 Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this standard will eliminate the Step 2 goodwill impairment test and require us to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets.

In March 2017, the FASB issued ASU No. 2017-07 Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-01”). ASU 2017-

07 requires that a company to present service cost separately from the other components of the net benefit cost.  This ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

3.Fair Value Measurements

Fair Value of Other Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts receivable, accounts payable, accrued liabilities and senior secured credit facility, approximates fair value due to their short maturities. The fair value of our outstanding Original Notes and Add-on Notes (each as defined in Note 7, Long-Term Debt) as of March 31, 2017 and December 31, 2016, based on the quoted market price for the same or similar issues of debt, which represents a Level 2 fair value measurement, is approximately:

	March 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value
Original notes - 7.625% (1)	$420,835	$425,000	$420,523	$420,750
Add-on notes - 7.625% (2)	225,404	220,000	225,743	217,800

(1)	The carrying value of the Original notes - 7.625% is net of unamortized deferred financing costs of $4.2 and $4.5 million as of March 31, 2017 and December 31, 2016, respectively.
(2)

The carrying value of the Add-on notes - 7.625% is net of unamortized deferred financing costs of $1.7 and $1.9 million as of March 31, 2017 and December 31, 2016, respectively, and includes unamortized bond premium of $7.1 and $7.6 million as of March 31, 2017 and December 31, 2016, respectively.

4.Goodwill and Other Intangible Assets

Our goodwill as of March 31, 2017 and December 31, 2016, by reporting segment, consists of the following:

	Medical	Clinical
	Equipment	Engineering	Surgical
(in thousands)	Solutions	Solutions	Services	Total
Balance at December 31, 2016	$227,486	$62,826	$53,454	$343,766
Acquisition	—	214	—	214
Balance at March 31, 2017	$227,486	$63,040	$53,454	$343,980

Our other intangible assets as of March 31, 2017 and December 31, 2016 consist of the following:

	March 31, 2017				December 31, 2016
		Accumulated				Accumulated
(in thousands)	Cost	Amortization	Impairment	Net	Cost	Amortization	Impairment	Net
Finite-life intangibles
Customer relationship	$122,109	$(99,828)	$—	$22,281	$122,109	$(97,704)	$—	$24,405
Supply agreement	26,000	(26,000)	—	—	26,000	(25,274)	—	726
Non-compete agreements	1,758	(932)	—	826	1,758	(856)	—	902
Trade names	238	(79)	—	159	238	—	—	238
Total finite-life intangibles	150,105	(126,839)	—	23,266	150,105	(123,834)	—	26,271
Indefinite-life intangibles
Trade names	166,000	—	(34,900)	131,100	166,000	—	(34,900)	131,100
Total intangible assets	$316,105	$(126,839)	$(34,900)	$154,366	$316,105	$(123,834)	$(34,900)	$157,371

Total amortization expense related to intangible assets were $3.0 and $2.9 million for the three months ended March 31, 2017 and 2016, respectively.

The estimated future amortization expense for identifiable intangible assets during the remainder of 2017 and the next five years is as follows:

(in thousands)
Remainder of 2017	$6,268
2018	7,154
2019	4,565
2020	2,325
2021	1,665
2022	973

5.Deficit

The following tables represent changes in deficit that are attributable to our shareholders and noncontrolling interests for the three month periods ended March 31, 2017 and 2016.

			Accumulated
	Additional		Other
	Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
(in thousands)	Capital	Deficit	Loss	Interests	Deficit
Balance at December 31, 2016	$244,986	$(296,826)	$(7,826)	$181	$(59,485)
Net (loss) income	—	(1,963)	—	73	(1,890)
Other comprehensive income	—	—	179	—	179
Share-based compensation	758	—	—	—	758
Stock options exercised	22	—	—	—	22
Cash distributions to noncontrolling interests	—	—	—	(77)	(77)
Balance at March 31, 2017	$245,766	$(298,789)	$(7,647)	$177	$(60,493)

			Accumulated
	Additional		Other
	Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
(in thousands)	Capital	Deficit	Loss	Interests	Deficit
Balance at December 31, 2015	$241,833	$(283,066)	$(8,165)	$240	$(49,158)
Net (loss) income	—	(4,700)	—	60	(4,640)
Other comprehensive income	—	—	186	—	186
Share-based compensation	757	—	—	—	757
Stock options exercised	7	—	—	—	7
Cash distributions to noncontrolling interests	—	—	—	(120)	(120)
Balance at March 31, 2016	$242,597	$(287,766)	$(7,979)	$180	$(52,968)

6.Share-Based Compensation

During the three months ended March 31, 2017, activity under the 2007 Stock Option Plan (the “2007 Stock Option Plan”), of UHS Holdco, Inc., our parent company (“Parent”), was as follows:

				Weighted
				average
		Weighted	Aggregate	remaining
	Number of	average	intrinsic	contractual
(in thousands, except exercise price and years)	options	exercise price	value	term (years)
Outstanding at December 31, 2016	36,973	$0.77	$9,315	7.8
Granted	565	1.19
Exercised	(31)	0.71	$15
Forfeited or expired	(46)	0.71
Outstanding at March 31, 2017	37,461	$0.77	$15,564	7.6
Exercisable at March 31, 2017	14,879	$0.74	$6,759	7.6
Remaining authorized options available for issue	6,072

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

We determine the fair value of stock options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as an expense on a straight-line basis over the options’ expected vesting periods. The following assumptions were used in determining the fair value of stock options granted during the three months ended March 31, 2017 and 2016 under the Black-Scholes model.

	Three Months Ended
	March 31,
	2017	2016
Risk-free interest rate	1.51%	1.50%
Expected volatility	28.9%	31.0%
Dividend yield	N/A	N/A
Expected option life (years)	4.23	6.00
Black-Scholes Value of options	$0.30	$0.33

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

At March 31, 2017, unearned non-cash share-based compensation that we expect to recognize as expense over a weighted average period of 2.1 years totals approximately $5.2 million, net of our estimated forfeiture rate of 2.0%. The expense could be accelerated upon the sale of Parent or the Company.

In April 2015, Parent granted the Company’s Chief Executive Officer 7.0 million restricted stock units which vest over four years. Total compensation expense related to this grant was $0.3 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively.

Although Parent grants stock options and restricted stock units, the Company recognizes compensation cost, primarily in Selling, General and Administrative expense, related to these options and units since the services are performed for its benefit.

7.Long-Term Debt

Long-term debt consists of the following:

	March 31,	December 31,
(in thousands)	2017	2016
Original notes - 7.625% (1)	$420,835	$420,523
Add-on notes - 7.625% (2)	225,404	225,743
Senior secured credit facility (3)	70,584	43,917
Capital lease obligations	17,293	17,134
	734,116	707,317
Less: Current portion of long-term debt	(5,281)	(5,454)
Total long-term debt	$728,835	$701,863

(1)	The carrying value of the Original notes - 7.625% is net of unamortized deferred financing costs of $4.2 and $4.5 million as of March 31, 2017 and December 31, 2016, respectively.
(2)

The carrying value of the Add-on notes - 7.625% is net of unamortized deferred financing costs of $1.7 and $1.9 million as of March 31, 2017 and December 31, 2016, respectively, and includes unamortized bond premium of $7.1 and $7.6 million as of March 31, 2017 and December 31, 2016, respectively.

(3)	The carrying value of the Senior secured credit facility is net of unamortized deferred financing costs of $1.6 and $1.8 million as of March 31, 2017 and December 31, 2016, respectively.

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

Senior Secured Credit Facility.  On November 24, 2015, we entered into a Third Amended and Restated Credit Agreement with Bank of America, N.A., as agent for the lenders, and the lenders party thereto (the “Third Amended Credit Agreement”), which amended our then-existing senior secured credit facility originally dated as of May 31, 2007 and amended and restated as of May 6, 2010 and as of July 31, 2012.  We refer to the third amended and restated senior secured credit facility as the “senior secured credit facility.” The senior secured credit facility is a first lien senior secured asset based revolving credit facility that is available for working capital and general corporate purposes, including permitted investments, capital expenditures and debt repayments, on a fully revolving basis, subject to the terms and conditions set forth in the credit documents in the form of revolving loans, swing line loans and letters of credit. The Third Amended Credit Agreement extended the maturity date of the revolving loans to the earliest of (i) November 24, 2020 and (ii) 90 days prior to the maturity of the 2012 Notes, and reduced (i) the interest rate applicable to borrowings under the Third Amended Credit Agreement to a per annum rate, determined based on our usage of the credit facility as provided in the Third Amended Credit Agreement, ranging from 1.50% to 2.00% above the adjusted LIBOR rate used by the agent or, at our option, 0.50% to 1.00% above the Base Rate as defined in the Third

Amended Credit Agreement and (ii) the unused line fee rate to 0.25%.  Our obligations under the Third Amended Credit Agreement are secured by a first priority security interest in substantially all of the assets of the Company, Parent and Surgical Services, excluding a pledge of the Company’s and its subsidiaries’ stock, any joint ventures and certain other exceptions. Our obligations under the Third Amended Credit Agreement are unconditionally guaranteed by Parent, Surgical Services and RES.

Our senior secured credit facility provides the aggregate amount we may borrow under revolving loans up to $235.0 million, subject to our borrowing base.

As of March 31, 2017, we had $90.0 million of availability under the senior secured credit facility based on a borrowing base of $166.7 million less borrowings of $72.2 million and after giving effect to $4.5 million used for letters of credit.

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

At March 31, 2017, we had $72.2 million of borrowings outstanding of which $13.0 million was accruing interest at a rate of 2.7322%,  $40.0 million was accruing interest at a rate of 2.6622%,  $16.0 million was accruing interest at a rate of 2.6928% and $3.2 million was accruing interest at a rate of 4.75%.

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

9.Related Party Transactions

Management Agreement

On May 31, 2007, we and affiliates of Irving Place Capital (together with its affiliates, “IPC”) entered into a professional services agreement pursuant to which IPC provides general advisory and management services to us with respect to financial and operating matters.  IPC is a principal owner of Parent, and each of Robert Juneja and Bret Bowerman are members of our board of directors and are associated with IPC. The professional services agreement requires us to pay an annual fee for ongoing advisory and management services equal to the greater of $0.5 million or 0.75% of our Adjusted EBITDA (as defined in the professional services agreement) for the immediately preceding fiscal year, payable in quarterly installments. The professional services agreement provides that IPC will be reimbursed for its reasonable out-of-pocket expenses in connection with certain activities undertaken pursuant to the professional services agreement and will be indemnified for liabilities incurred in connection with its role under the professional services agreement, other than for liabilities resulting from its gross negligence or willful misconduct. The term of the professional services agreement commenced on May 31, 2007 and will remain in effect unless and until either party notifies the other of its desire to terminate, we are sold to a third-party purchaser or we consummate a qualified initial public offering, as defined in the professional services agreement. Total professional services fees incurred to IPC were $0.2 and $0.2 million for the three month periods ended March 31, 2017 and 2016, respectively.

In connection with the Restricted Stock Unit Award Agreement, dated as of April 13, 2015, between an officer and the Company, we entered into a promissory note agreement with the officer dated April 13, 2016 for a total amount of $1.0 million which is included in other long-term assets in the Consolidated Balance Sheets. This note receivable bears annual interest at 1.45%. The principal and accrued interest of this note is due on the earliest of (i) the seventh anniversary of the date of this loan, (ii) any event with respect to borrower, which, in any such case of the loan were to remain outstanding on and after such date, would result in violation of Section 402 of the Sarbanes-Oxley Act of 2002, (iii) and certain events of default or (iv) a change in control. Interest income for this note was $0.004 million for the three month period ended March 31, 2017.

10.Limited Liability Companies

We participate with others in the formation of LLCs in which Surgical Services becomes a partner and shares the financial interest with the other investors. Surgical Services is the primary beneficiary of these LLCs. These LLCs acquire certain medical equipment for use in their respective business activities, which generally focus on surgical procedures. The LLCs will acquire medical equipment for rental purposes under equipment financing leases. At March 31, 2017, the LLCs had approximately $0.8 million of total assets. The third party investors in each respective LLC generally provide the lease financing company with individual proportionate lease guarantees based on their respective ownership percentages in the LLCs. In addition, Surgical Services will provide such financing companies with its corporate guarantee based on its respective ownership interest in each LLC. In certain instances, Surgical Services has provided such financing companies with an overall corporate guarantee in connection with equipment financing transactions. In such instances, the individual investors in each respective LLC will generally indemnify us against losses, if any, incurred in connection with its corporate guarantee. Additionally, we provide operational and administrative support to the LLCs in which it is a partner. As of March 31, 2017, we held interests in four active LLCs.

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

Medical Equipment Solutions

(in thousands)

	Three Months Ended
	March 31,
	2017	2016
Revenues	$78,660	$80,230
Cost of revenue	33,797	38,282
Medical equipment depreciation	13,543	13,752
Gross margin	$31,320	$28,196

Clinical Engineering Solutions

(in thousands)

	Three Months Ended
	March 31,
	2017	2016
Revenues	$34,662	$25,578
Cost of revenue	26,506	20,024
Gross margin	$8,156	$5,554

Surgical Services

(in thousands)

	Three Months Ended
	March 31,
	2017	2016
Revenues	$17,330	$16,318
Cost of revenue	9,456	8,766
Medical equipment depreciation	1,583	1,417
Gross margin	$6,291	$6,135

Total Gross Margin and Reconciliation to Loss Before Income Taxes and Noncontrolling Interest

(in thousands)

	Three Months Ended
	March 31,
	2017	2016
Total gross margin	$45,767	$39,885
Selling, general and administrative	34,141	31,298
Interest expense	13,294	13,068
Loss before income taxes and noncontrolling interest	$(1,668)	$(4,481)

Total Assets by Reporting Segment

(in thousands)

	March 31,	December 31,
	2017	2016
Medical Equipment Solutions	$568,481	$584,597
Clinical Engineering Solutions	130,662	131,537
Surgical Services	101,171	101,989
Total Company Assets	$800,314	$818,123

The following table provides additional detail on percentage of revenue for each group of similar products sold or services provided in the MES, CES and SS segments:

	Three Months Ended
	March 31,
	2017	2016
MES
Equipment usage solutions	58.3%	59.7%
Equipment/disposable sales	1.9	6.0
	60.2	65.7
CES
Service solutions	26.5	20.9
SS
Equipment usage solutions	13.1	13.3
Equipment/disposable sales	0.2	0.1
	13.3	13.4
Total revenues	100.0%	100.0%

12.Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We evaluate the recoverability of our deferred tax assets by scheduling the expected reversals of deferred tax assets and liabilities in order to determine whether net operating loss carry forwards are recoverable prior to expiration and have established a valuation allowance in accordance with ASC Topic 740, “Income Taxes”. The tax expense for the three months ended March 31, 2017 and 2016 primarily relates to state minimum fees and indefinite-life intangibles. The expected tax benefit from operating loss during the three months ended March 31, 2017 was offset by the recording of additional valuation allowance. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

At March 31, 2017, the Company had available unused federal net operating loss carryforwards of approximately $211.6 million. The net operating loss carryforwards will expire at various dates from 2018 through 2037.

13.Consolidating Financial Statements

In accordance with the provisions of the 2012 Indenture, as 100%-owned subsidiaries of UHS, Surgical Services and RES have jointly and severally guaranteed all the Company’s Obligations (as defined in the 2012 Indenture) on a full and unconditional basis. Consolidating financial information of UHS and the guarantors is presented on the following pages.

Universal Hospital Services, Inc.

Consolidating Balance Sheets

(in thousands, except share and per share  information)

(unaudited)

	March 31, 2017
	Parent	Subsidiaries
	Issuer	Guarantors	Consolidating
	UHS	SS & RES	Adjustments	Consolidated
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts	$72,738	$11,155	$—	$83,893
Due from affiliates	30,922	—	(30,922)	—
Inventories	4,762	5,829	—	10,591
Other current assets	6,479	558	—	7,037
Total current assets	114,901	17,542	(30,922)	101,521
Property and equipment:
Medical equipment	559,632	56,772	—	616,404
Property and office equipment	85,563	11,058	—	96,621
Accumulated depreciation	(471,232)	(43,519)	—	(514,751)
Total property and equipment, net	173,963	24,311	—	198,274
Other long-term assets:
Goodwill	283,141	60,839	—	343,980
Investment in subsidiary	73,179	—	(73,179)	—
Other intangibles, net	139,179	15,187	—	154,366
Other	1,350	823	—	2,173
Total assets	$785,713	$118,702	$(104,101)	$800,314
Liabilities and (Deficit) Equity
Current liabilities:
Current portion of long-term debt	$3,849	$1,432	$—	$5,281
Book overdrafts	4,406	229	—	4,635
Due to affiliates	—	30,922	(30,922)	—
Accounts payable	19,802	3,761	—	23,563
Accrued compensation	10,000	1,886	—	11,886
Accrued interest	6,436	—	—	6,436
Other accrued expenses	13,805	936	—	14,741
Total current liabilities	58,298	39,166	(30,922)	66,542
Long-term debt, less current portion	725,399	3,436	—	728,835
Pension and other long-term liabilities	12,107	—	—	12,107
Deferred income taxes, net	50,564	2,759	—	53,323
Commitments and contingencies
(Deficit) Equity
Common stock	—	—	—	—
Additional paid-in capital	245,781	76,013	(76,028)	245,766
Accumulated deficit	(295,940)	(2,849)	—	(298,789)
Accumulated loss in subsidiary	(2,849)	—	2,849	—
Accumulated other comprehensive loss	(7,647)	—	—	(7,647)
Total Universal Hospital Services, Inc. (deficit) equity	(60,655)	73,164	(73,179)	(60,670)
Noncontrolling interest	—	177	—	177
Total (deficit) equity	(60,655)	73,341	(73,179)	(60,493)
Total liabilities and (deficit) equity	$785,713	$118,702	$(104,101)	$800,314

Universal Hospital Services, Inc.

Consolidating Balance Sheets

(in thousands, except share and per share  information)

(unaudited)

	December 31, 2016
	Parent	Subsidiaries
	Issuer	Guarantors	Consolidating
	UHS	SS & RES	Adjustments	Consolidated
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts	$71,802	$12,462	$—	$84,264
Due from affiliates	28,523	—	(28,523)	—
Inventories	4,754	6,331	—	11,085
Other current assets	10,501	597	—	11,098
Total current assets	115,580	19,390	(28,523)	106,447
Property and equipment:
Medical equipment	562,422	55,630	—	618,052
Property and office equipment	83,716	11,130	—	94,846
Accumulated depreciation	(462,167)	(42,082)	—	(504,249)
Total property and equipment, net	183,971	24,678	—	208,649
Other long-term assets:
Goodwill	283,141	60,625	—	343,766
Investment in subsidiary	72,624	—	(72,624)	—
Other intangibles, net	140,944	16,427	—	157,371
Other	1,397	493	—	1,890
Total assets	$797,657	$121,613	$(101,147)	$818,123
Liabilities and (Deficit) Equity
Current liabilities:
Current portion of long-term debt	$3,990	$1,464	$—	$5,454
Book overdrafts	9,834	866	—	10,700
Due to affiliates	—	28,523	(28,523)	—
Accounts payable	31,586	7,233	—	38,819
Accrued compensation	17,196	2,710	—	19,906
Accrued interest	18,696	—	—	18,696
Other accrued expenses	15,426	1,250	—	16,676
Total current liabilities	96,728	42,046	(28,523)	110,251
Long-term debt, less current portion	698,050	3,813	—	701,863
Pension and other long-term liabilities	12,274	3	—	12,277
Deferred income taxes, net	50,256	2,961	—	53,217
Commitments and contingencies
(Deficit) Equity
Common stock	—	—	—	—
Additional paid-in capital	245,001	75,799	(75,814)	244,986
Accumulated deficit	(293,636)	(3,190)	—	(296,826)
Accumulated loss in subsidiary	(3,190)	—	3,190	—
Accumulated other comprehensive loss	(7,826)	—	—	(7,826)
Total Universal Hospital Services, Inc. (deficit) equity	(59,651)	72,609	(72,624)	(59,666)
Noncontrolling interest	—	181	—	181
Total (deficit) equity	(59,651)	72,790	(72,624)	(59,485)
Total liabilities and (deficit) equity	$797,657	$121,613	$(101,147)	$818,123

Universal Hospital Services, Inc.

Consolidating Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended March 31, 2017
	Parent	Subsidiaries
	Issuer	Guarantors	Consolidating
	UHS	SS & RES	Adjustments	Consolidated
Revenue
Medical equipment solutions	$78,660	$—	$—	$78,660
Clinical engineering solutions	29,289	5,373	—	34,662
Surgical services	—	17,330	—	17,330
Total revenues	107,949	22,703	—	130,652
Cost of Revenue
Cost of medical equipment solutions	33,797	—	—	33,797
Cost of clinical engineering solutions	22,575	3,931	—	26,506
Cost of surgical services	—	9,456	—	9,456
Medical equipment depreciation	13,543	1,583	—	15,126
Total costs of revenues	69,915	14,970	—	84,885
Gross margin	38,034	7,733	—	45,767
Selling, general and administrative	27,722	6,419	—	34,141
Operating income	10,312	1,314	—	11,626
Equity in earnings of subsidiary	(414)	—	414	—
Interest expense	12,749	545	—	13,294
(Loss) income before income taxes and noncontrolling interest	(2,023)	769	(414)	(1,668)
(Benefit) provision for income taxes	(133)	355	—	222
Consolidated net (loss) income	(1,890)	414	(414)	(1,890)
Net income attributable to noncontrolling interest	—	73	—	73
Net (loss) income attributable to Universal Hospital Services, Inc.	$(1,890)	$341	$(414)	$(1,963)

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

Universal Hospital Services, Inc.

Consolidating Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended March 31, 2017
	Parent	Subsidiaries
	Issuer	Guarantors	Consolidating
	UHS	SS & RES	Adjustments	Consolidated
Consolidated net (loss) income	$(1,890)	$414	$(414)	$(1,890)
Other comprehensive income:
Gain on minimum pension liability, net of tax	179	—	—	179
Total other comprehensive income	179	—	—	179
Comprehensive (loss) income	(1,711)	414	(414)	(1,711)
Comprehensive income attributable to noncontrolling interest	—	73	—	73
Comprehensive (loss) income attributable to Universal Hospital Services, Inc.	$(1,711)	$341	$(414)	$(1,784)

	Three Months Ended March 31, 2016
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Consolidated net (loss) income	$(4,640)	$367	$(367)	$(4,640)
Other comprehensive income:
Gain on minimum pension liability, net of tax	186	—	—	186
Total other comprehensive income	186	—	—	186
Comprehensive (loss) income	(4,454)	367	(367)	(4,454)
Comprehensive income attributable to noncontrolling interest	—	60	—	60
Comprehensive (loss) income attributable to Universal Hospital Services, Inc.	$(4,454)	$307	$(367)	$(4,514)

Universal Hospital Services, Inc.

Consolidating Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31, 2017
	Parent	Subsidiaries
	Issuer	Guarantors	Consolidating
	UHS	SS & RES	Adjustments	Consolidated
Cash flows from operating activities:
Consolidated net (loss) income	$(1,890)	$414	$(414)	$(1,890)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	15,899	1,995	—	17,894
Amortization of intangibles, deferred financing costs and bond premium	1,867	1,240	—	3,107
Equity in earnings of subsidiary	(414)	—	414	—
Provision for doubtful accounts	228	(8)	—	220
Provision for inventory obsolescence	23	(1)	—	22
Non-cash share-based compensation expense	638	120	—	758
Gain on sales and disposals of equipment	(712)	(35)	—	(747)
Deferred income taxes	308	(202)	—	106
Interest on note receivable	(4)	—	—	(4)
Changes in operating assets and liabilities:
Accounts receivable	(1,164)	1,315	—	151
Due from affiliates	(2,279)	—	2,279	—
Inventories	(31)	503	—	472
Other operating assets	168	(291)	—	(123)
Accounts payable	(1,768)	(1,296)	—	(3,064)
Other operating liabilities	(21,065)	(1,141)	—	(22,206)
Net cash (used in) provided by operating activities	(10,196)	2,613	2,279	(5,304)
Cash flows from investing activities:
Medical equipment purchases	(13,704)	(3,772)	—	(17,476)
Property and office equipment purchases	(1,004)	(59)	—	(1,063)
Proceeds from disposition of property and equipment	1,340	62	—	1,402
Acquisition and refund of escrow	3,691	—	—	3,691
Net cash used in investing activities	(9,677)	(3,769)	—	(13,446)
Cash flows from financing activities:
Proceeds under senior secured credit facility	70,029	—	—	70,029
Payments under senior secured credit facility	(43,492)	—	—	(43,492)
Payments of principal under capital lease obligations	(1,258)	(409)	—	(1,667)
Distributions to noncontrolling interests	—	(77)	—	(77)
Proceeds from exercise of parent company stock options	22	—	—	22
Due to affiliates	—	2,279	(2,279)	—
Change in book overdrafts	(5,428)	(637)	—	(6,065)
Net cash provided by financing activities	19,873	1,156	(2,279)	18,750
Net change in cash and cash equivalents	—	—	—	—
Cash and cash equivalents at the beginning of period	—	—	—	—
Cash and cash equivalents at the end of period	$—	$—	$—	$—

Universal Hospital Services, Inc.

Consolidating Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31, 2016
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated
Cash flows from operating activities:
Consolidated net (loss) income	$(4,640)	$367	$(367)	$(4,640)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	16,160	1,762	—	17,922
Amortization of intangibles, deferred financing costs and bond premium	2,209	853	—	3,062
Equity in earnings of subsidiary	(367)	—	367	—
Provision for doubtful accounts	56	36	—	92
Provision for inventory obsolescence	111	33	—	144
Non-cash share-based compensation expense	757	—	—	757
Gain on sales and disposals of equipment	(1,286)	31	—	(1,255)
Deferred income taxes	408	(348)	—	60
Changes in operating assets and liabilities:
Accounts receivable	(4,072)	271	—	(3,801)
Due from affiliates	(2,285)	—	2,285	—
Inventories	(428)	474	—	46
Other operating assets	(435)	(163)	—	(598)
Accounts payable	303	(333)	—	(30)
Other operating liabilities	(23,467)	(1,042)	—	(24,509)
Net cash (used in) provided by operating activities	(16,976)	1,941	2,285	(12,750)
Cash flows from investing activities:
Medical equipment purchases	(11,124)	(3,085)	—	(14,209)
Property and office equipment purchases	(1,047)	(10)	—	(1,057)
Proceeds from disposition of property and equipment	5,324	4	—	5,328
Net cash used in investing activities	(6,847)	(3,091)	—	(9,938)
Cash flows from financing activities:
Proceeds under senior secured credit facility	60,200	—	—	60,200
Payments under senior secured credit facility	(34,200)	—	—	(34,200)
Payments of principal under capital lease obligations	(1,211)	(301)	—	(1,512)
Payments of deferred financing costs	(97)	—	—	(97)
Holdback payment related to acquisition	—	(500)	—	(500)
Distributions to noncontrolling interests	—	(120)	—	(120)
Dividend and equity distribution payments	(24)	—	—	(24)
Proceeds from exercise of parent company stock options	7	—	—	7
Due to affiliates	—	2,285	(2,285)	—
Change in book overdrafts	(852)	(214)	—	(1,066)
Net cash used in financing activities	23,823	1,150	(2,285)	22,688
Net change in cash and cash equivalents	—	—	—	—
Cash and cash equivalents at the beginning of period	—	—	—	—
Cash and cash equivalents at the end of period	$—	$—	$—	$—

14.Restructuring

We incurred no restructuring expense during the three months ended March 31, 2017 and 2016. As of December 31, 2016, we had $0.1 million of restructuring liability. For the three months ended March 31, 2017,  $0.1 million in restructuring charges was paid. As of December 31, 2015, we had $2.4 million of restructuring liability. For the three months ended March 31, 2016, we incurred no restructuring expense and $0.4 million in restructuring charges was paid and the remaining $2.0 was a liability as of March 31, 2016.

15.Concentration

One customer accounted for approximately 15% and 17% of total revenue for the three months ended March 31, 2017 and 2016, respectively.

16.Subsequent Event

On April 28, 2017, we completed the acquisition of certain assets of a surgical laser equipment service provider for $6.2 million with a potential earn out not to exceed $0.3 million.  The acquisition was funded from the Senior Secured Credit Facility. The acquisition expands our national footprint in the laser and mobile surgical services market and is not expected to have a material impact on our results of operations or our financial position for the 2017 fiscal year.

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

UHS delivers health care solutions through three segments: Medical Equipment Solutions (“MES”), Clinical Engineering Solutions (“CES”) and Surgical Services (“SS”). As of March 31, 2017, we owned or managed more than 700,000 units of medical equipment consisting of approximately 400,000 units of medical equipment in our MES segment, approximately 300,000 units of customer-owned equipment in our CES segment and approximately 7,000 units of owned or managed mobile surgical equipment in our SS segment. Our diverse customer base includes more than 7,000 active national, regional and local acute care hospitals and alternate site providers (such as long-term acute care hospitals, skilled nursing facilities, surgery centers, specialty hospitals, nursing homes and home care providers). We also have relationships with more than 200 medical device manufacturers, many of the nation’s largest group purchasing organizations (“GPOs”) and many health system integrated delivery networks (“IDNs”).  We deliver our solutions through our nationwide network of 82 district service centers, five CES Centers of Excellence and an additional four stand-alone SS service centers. Our fees are paid directly by our customers rather than by direct reimbursement from third-party payors, such as private insurers, Medicare or Medicaid.

We report our financial results in three segments. Our reporting segments consist of MES, CES and SS. We evaluate the performance of our reportable segments based on gross margin. The accounting policies of the individual reportable segments are the same as those of the entire company.

Medical Equipment Solutions

Our MES segment accounted for $78.7 and $80.2 million, or approximately 60.2% and 65.7% of our revenues, for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017,  the MES segment owned or managed approximately 400,000 units of medical equipment ranging across many clinical categories, manufacturers and models.  These solutions are provided primarily to hospitals and other acute care providers for use through their facilities, including the emergency room, operating room, critical care, intensive care, rehabilitation and general patient care areas.

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

Clinical Engineering Solutions

Our CES segment accounted for $34.7 and $25.6 million, or approximately 26.5% and 20.9% of our revenues, for the three months ended March 31, 2017 and 2016, respectively. We offer a broad range of inspection, preventive maintenance, repair, logistic and consulting services through our team of more than 400 technicians and professionals located throughout the United States in our nationwide network of service centers.  We managed more than 300,000 units of customer owned equipment as of March 31, 2017.  In addition, as of March 31, 2017, we serviced approximately 400,000 units that we own or directly manage in our MES segment.

Our CES segment leverages our more than 75 years of experience and our extensive equipment database in repairing and maintaining a broad range of health care technologies. Historically, we have been our own largest customer for CES services to repair and maintain the medical equipment that we own. However, we believe our CES segment has significant future growth potential by offering non-capital based comprehensive solutions as a stand-alone or complementary alternative for customers that own medical equipment but lack the infrastructure, expertise, or scale to perform routine maintenance, repair, record keeping, and lifecycle analysis and planning functions.  We also believe hospital and other facility-based clients will face increasing challenges in managing sophisticated medical equipment that requires connectivity and interoperability with information technology systems, increasing regulatory requirements, integration with electronic medical records (EMR), maintenance and management of software databases and management of other medical equipment patient information and safety features.

We have three primary solutions in our CES segment:

•	Supplemental Maintenance and Repair Solutions;
•	On-site Managed Solutions; and
•	Health Care Technology Advisory Solutions.

Surgical Services

Our SS segment accounted for $17.3 and $16.3 million, or approximately 13.3% and 13.4% of our revenues, for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, we owned or managed more than 7,000 units of mobile surgical equipment in our SS segment, primarily used in the practice of general surgery, orthopedic surgery, otolaryngology, urology, obstetrics, gynecology, podiatry, dermatology and plastic/cosmetics.

SS provides high end, state-of-the-art surgical equipment and associated products along with trained and certified Surgical Equipment Technologists (“technologists”) to assist in the procedural operation of the equipment. We provide these services to more than 1,000 acute care hospitals and surgery centers through our nationwide network of 82 district service centers and an additional four stand-alone SS service centers. Our technologists work in the operating room (“OR”) and support physicians and OR personnel. The services are offered on a per-procedure basis. Our technologists deliver, set up, and create a safe environment for hospital and clinical personnel operating the equipment and provide all necessary disposable materials needed. Our technologists work closely with our customers to confirm that all certifications and credentials meet requirements to provide on-site services. Our technologists also assist customers in the operation of facility-owned assets and supplement the training and staffing of their personnel.  As of March 31, 2017, SS provided solutions in 42 states.

We have two primary solutions in our SS segment:

•	On-Demand and Scheduled Usage Solutions; and
•	On-site Managed Solutions for hospitals and multi-facility health systems.

RESULTS OF OPERATIONS

The following discussion addresses:

•	our financial condition as of March 31, 2017 and
•	the results of operations for the three-month periods ended March 31, 2017 and 2016.

This discussion should be read in conjunction with the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in our 2016 Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

The following table provides information on the percentages of certain items of selected financial data compared to total revenues for the three-month periods ended March 31, 2017 and 2016.  The table below also indicates the percentage increase or decrease over the prior comparable period.

	Percent to Total Revenues		Percent
	Three Months Ended March 31,		Increase
	2017	2016	(Decrease)
Revenue
Medical equipment solutions	60.2%	65.7%	(2.0)%
Clinical engineering solutions	26.5	20.9	35.5
Surgical services	13.3	13.4	6.2
Total revenues	100.0%	100.0%	7.0
Cost of Revenue
Cost of medical equipment solutions	25.9	31.3	(11.7)
Cost of clinical engineering solutions	20.3	16.4	32.4
Cost of surgical services	7.2	7.2	7.9
Medical equipment depreciation	11.6	12.4	(0.3)
Total costs of revenues	65.0	67.3	3.2
Gross margin	35.0	32.7	14.7
Selling, general and administrative	26.1	25.6	9.1
Operating income	8.9	7.1	35.4
Interest expense	10.2	10.7	1.7
Loss before income taxes and noncontrolling interest	(1.3)	(3.6)	(62.8)
Provision for income taxes	0.2	0.1	*
Consolidated net loss	(1.5)%	(3.7)%	(59.3)

*Not meaningful

Consolidated Results of Operations for the three months ended March 31, 2017 compared to the three months ended March 31, 2016

Total Revenue

Total revenue for the three months ended March 31, 2017 was $130.7 million, compared to $122.1 million for the three months ended March 31, 2016, an increase of $8.6 million or 7.0%.  The increase within our MES segment was due to additional revenue related to growth in our 360 On-site Managed Solutions (“360 solutions”) of $3.8 million. The CES segment growth is primarily related to the acquisition of RES of $5.4 million and growth in our on-site clinical engineering solutions of $2.9 million. In addition, we saw growth in our SS segment of $1.0 million as we continue to drive organic growth in our existing modalities. These increases were partially offset with the decline in our sales and remarketing of $4.8 million in the MES segment.

Cost of Revenue

Total cost of revenue for the three months ended March 31, 2017 was $84.9 million compared to $82.2 million for the three months ended March 31, 2016, an increase of $2.7 million or 3.2%. The net increase was primarily in our CES segment of $6.5 million due to the acquisition of RES and the growth of our on-site clinical engineering solutions,  and an increase in our MES segment related to 360 solutions cost of $1.1 million. The increases were partially offset by the decrease in in cost of equipment sales of $4.7 million.

Gross Margin

Total gross margin for the three months ended March 31, 2017 was $45.8 million, or 35.0% of total revenues, compared to $39.9 million, or 32.7% of total revenues, for the three months ended March 31, 2016, an increase of $5.9 million or 14.7%.  The increase in gross margin as a percent of revenue for the quarter was primarily impacted by positive operating leverage from volume growth and a reduction in the low margin sales and remarketing revenue.

Medical Equipment Solutions

(in thousands)

	Three Months Ended
	March 31,
	2017	2016	Change	% Change
Total revenue	$78,660	$80,230	$(1,570)	(2.0)%
Cost of revenue	33,797	38,282	(4,485)	(11.7)
Medical equipment depreciation	13,543	13,752	(209)	(1.5)
Gross margin	$31,320	$28,196	$3,124	11.1
Gross margin %	39.8%	35.1%

Total revenue in the MES segment decreased $1.6 million, or 2.0%, to $78.7 million in the first quarter of 2017 as compared to the same period of 2016.  The decrease was primarily due to the decline in sales and remarketing revenue of $4.8 million mostly due to a one time capital sale in the prior year. The decrease was partially offset by the growth in our 360 solutions from both new programs and expansion of existing programs of $3.8 million.

Total cost of revenue in the segment decreased $4.5 million, or 11.7%, to $33.8 million in the first quarter of 2017 as compared to the same period of 2016.  The decrease was primarily from the cost of equipment sales of $4.7 million and a decrease in rental costs of $1.0 million largely due to lower repair parts. The decreases were partially offset with the increase in costs to support growth in our 360 solutions of $1.1 million largely due to increases in employee related costs.

Medical equipment depreciation decreased $0.2 million, or 1.5%, to $13.5 million in the first quarter of 2017 as compared to the same period of 2016.

Gross margin percentage for the MES segment increased from 35.1% in the first quarter of 2016 to 39.8% in the same period of 2017. Gross margin rate was impacted by the decline in sales and remarketing revenue as these revenues usually have lower margins.

Clinical Engineering Solutions

(in thousands)

	Three Months Ended
	March 31,
	2017	2016	Change	% Change
Total revenue	$34,662	$25,578	$9,084	35.5%
Cost of revenue	26,506	20,024	6,482	32.4
Gross margin	$8,156	$5,554	$2,602	46.8
Gross margin %	23.5%	21.7%

Total revenue in the CES segment increased $9.1 million, or 35.5%, to $34.7 million in the first quarter of 2017 as compared to the same period of 2016. The increases were primarily due to the acquisition of RES and growth in our on-site clinical engineering solutions.

Total cost of revenue in the segment increased $6.5 million, or 32.4%, to $26.5 million in the first quarter of 2017 as compared to the same period of 2016. The increase was primarily attributable to the acquisition of RES and the growth of our on-site clinical engineering solutions. These expenses are primarily related to vendor and employee related costs to support the revenue growth and mix shifts in type of service provided to customers.

Gross margin percentage for the CES segment increased from 21.7% in the first quarter of 2016 to 23.5% in the same period of 2017. Gross margin percentage will fluctuate based on the variability of third-party vendor expenses in our on-site clinical engineering solutions and supplemental service programs, as well as fluctuation of services being performed in house for manufacturer services.

Surgical Services

(in thousands)

	Three Months Ended
	March 31,
	2017	2016	Change	% Change
Total revenue	$17,330	$16,318	$1,012	6.2%
Cost of revenue	9,456	8,766	690	7.9
Medical equipment depreciation	1,583	1,417	166	11.7
Gross margin	$6,291	$6,135	$156	2.5
Gross margin %	36.3%	37.6%

Total revenue in the SS segment increased $1.0 million, or 6.2%, to $17.3 million in the first quarter of 2017 as compared to the same period of 2016. The increase was primarily driven by organic growth in our surgical services business.

Total cost of revenue in the segment increased $0.7 million, or 7.9%, to $9.5 million in the first quarter of 2017 as compared to the same period of 2016. The increase was primarily attributable to an increase in employee related costs to support growth in our surgical services business.

Medical equipment depreciation increased $0.2 million, or 11.7%, to $1.6 million in the first quarter of 2017 as compared to the same period of 2016.   The increase in medical equipment depreciation was primarily due to higher capital expenditures to support the growth of the business.

Gross margin percentage for the SS segment decreased from 37.6% in the first quarter of 2016 to 36.3% in the same period of 2017. The decrease in gross margin percentage was primarily due to investments in labor and capital to support the growth of the business.

Selling, General and Administrative and Interest Expense

(in thousands)

	Three Months Ended
	March 31,
	2017	2016	Change	% Change
Selling, general and administrative	$34,141	$31,298	$2,843	9.1%
Interest expense	13,294	13,068	226	1.7

Selling, General and Administrative

Selling, general and administrative expense increased $2.8 million, or 9.1%, to $34.1 million for the first quarter of 2017 as compared to the same period of 2016. The increase was primarily related to the acquisition of RES and increases in payroll related costs to support the growth of the business.

Selling, general and administrative expense as a percentage of total revenue was 26.1% and 25.6% for the quarters ended March 31, 2017 and 2016, respectively.

Interest Expense

Interest expense increased $0.2 million to $13.3 million for the first quarter of 2017 as compared to the same period of 2016.

Income Taxes

Income taxes were an expense of $0.2 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively. The tax expense for the three months ended March 31, 2017 and 2016 primarily related to state minimum fees and indefinite-life intangibles. The expected tax benefit from operating loss during the three months ended March 31, 2017 was offset by the recording of additional valuation allowance. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

Consolidated Net Loss

Consolidated net loss decreased $2.8 million to $1.9 million in the first quarter of 2017 as compared to the same period of 2016.  Net loss was impacted primarily by the increase in revenues.

Adjusted EBITDA

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) was $34.6 and $30.8 million for the three months ended March 31, 2017 and 2016, respectively.  Adjusted EBITDA for the three months ended March 31, 2017 was higher primarily due to the increase in revenues.

Adjusted EBITDA is defined as earnings attributable to UHS before interest expense, income taxes, depreciation and amortization and excludes non-cash share-based compensation expense, management, board and strategic fees and other nonrecurring gain, expenses or loss. In addition to using Adjusted EBITDA internally as a measure of operational performance, we disclose it externally to assist analysts, investors and lenders in their comparisons of operational performance, valuation and debt capacity across companies with differing capital, tax and legal structures. Adjusted EBITDA, however, is not a measure of financial performance under accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered as an alternative to, or more meaningful than, net income as a measure of operating performance or to cash flows from operating, investing or financing activities or as a measure of liquidity.  Since Adjusted EBITDA is not a measure determined in accordance with GAAP and is thus susceptible to varying interpretations and calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. Adjusted EBITDA does not represent an amount of funds that is available for management’s discretionary use. A reconciliation of net loss attributable to UHS to Adjusted EBITDA is included below:

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Net loss attributable to Universal Hospital Services, Inc.	$(1,963)	$(4,700)
Interest expense	13,294	13,068
Provision for income taxes	222	159
Depreciation and amortization of intangibles	20,899	20,850
EBITDA	32,452	29,377
Non-cash share-based compensation expense	758	757
Management, board and strategic fees	1,434	688
Adjusted EBITDA	$34,644	$30,822

Other Financial Data:
Net cash used in operating activities	$(5,304)	$(12,750)
Net cash used in investing activities	(13,446)	(9,938)
Net cash provided by financing activities	18,750	22,688

Other Operating Data (as of end of period):
Medical equipment (approximate number of owned outsourcing units)	242,000	246,000
District service centers	82	83
SS stand-alone service centers	4	5
Centers of Excellence	5	5

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

Net cash used in operating activities was $5.3 and $12.8 million for the three months ended March 31, 2017 and 2016, respectively. The decrease in net cash used in operating activities was primarily due to higher earnings and timing of accounts receivable collections in the first quarter of 2017.

Net cash used in investing activities was $13.4 and $9.9 million for the three months ended March 31, 2017 and 2016, respectively.  The increase in net cash used in investing activities was primarily due to lower proceeds from sale of medical equipment and higher medical equipment purchases during 2017 compared to the same period of 2016, offset by collection of the escrow receivable in the first quarter of 2017.

Net cash provided by financing activities was $18.8 and $22.7 million for the three months ended March 31, 2017 and 2016, respectively.  The decrease in net cash provided by financing activities was primarily due to lower book overdrafts at March 31, 2017 compared to the same period in 2016.

Based on the level of operating performance expected in 2017, we believe our cash from operations and additional borrowings under our senior secured credit facility will meet our liquidity needs for the foreseeable future, exclusive of any borrowings that we may make to finance potential acquisitions.  However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could be adversely affected.  As of March 31, 2017, we had $90.0 million of availability under the senior secured credit facility based on a borrowing base of $166.7 million less borrowings of $72.2 million and after giving effect to $4.5 million used for letters of credit.  As of March 31, 2016, we had $109.0 million of availability under the senior secured credit facility based on a borrowing base of $166.9 million less borrowings of $54.0 million and after giving effect to $3.9 million used for letters of credit.

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

Interest Rates

We use both fixed and variable rate debt as sources of financing.  At March 31, 2017, we had approximately $741.6 million of total debt outstanding before netting with deferred financing costs, of which $72.2 million was bearing interest at variable rates. Based on variable debt levels at March 31, 2017, a 1.0 percentage point change in interest rates on variable rate debt would have resulted in annual interest expense fluctuating by approximately $0.7 million.

Fuel Costs

We are also exposed to market risks related to changes in the price of gasoline used to fuel our fleet of delivery and sales vehicles.  A hypothetical 10% increase in the first three months of 2017 average price of unleaded gasoline, assuming gasoline usage levels for the three months ended March 31, 2017, would lead to an annual increase in fuel costs of approximately $0.4 million.

Pension

Our pension plan assets, which were approximately $19.6 million at December 31, 2016, are subject to volatility that can be caused by fluctuations in general economic conditions. Continued market volatility and disruption could cause further declines in asset values, and if this occurs, we may need to make additional pension plan contributions and our pension expense in future years may increase. A hypothetical 10% decrease in the fair value of plan assets at December 31, 2016 would lead to a decrease in the funded status of the plan of approximately $2.0 million.

Other Market Risk

As of March 31, 2017, we have no other material exposure to market risk.

Item 4.  Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.

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

Item 1A.  Risk Factors

Our business is subject to various risks and uncertainties.  Any of the risks discussed elsewhere in this Quarterly Report on Form 10-Q or our other filings with the Securities and Exchange Commission, including the risk factors set forth in our 2016 Annual Report on Form 10-K, could materially adversely affect our business, financial condition or results of operations.

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

101

Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

* Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2017

Universal Hospital Services, Inc.

By	/s/ Thomas J. Leonard
Thomas J. Leonard
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

By	/s/ James B. Pekarek
James B. Pekarek
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)