Form 10-Q
period 2017-06-30
UNIVERSAL HOSPITAL SERVICES INC
filed 2017-08-14
CIK 886171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2017

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 000-20086

UNIVERSAL HOSPITAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0760940
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6625 West 78th Street, Suite 300

Minneapolis, Minnesota 55439-2604

(Address of principal executive offices, including zip code)

(952) 893-3200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Number of shares of common stock outstanding as of August 14, 2017:  1,000

Universal Hospital Services, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements — Unaudited

Universal Hospital Services, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share information)

(unaudited)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts of $1,215 at June 30, 2017 and $1,530 at December 31, 2016	$84,033	$84,264
Inventories	10,518	11,085
Other current assets	7,272	11,098
Total current assets	101,823	106,447
Property and equipment:
Medical equipment	618,808	618,052
Property and office equipment	97,904	94,846
Accumulated depreciation	(524,054)	(504,249)
Total property and equipment, net	192,658	208,649
Other long-term assets:
Goodwill	346,124	343,766
Other intangibles, net	155,300	157,371
Other	3,172	1,890
Total assets	$799,077	$818,123
Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$4,963	$5,454
Book overdrafts	6,135	10,700
Accounts payable	24,183	38,819
Accrued compensation	15,741	19,906
Accrued interest	18,639	18,696
Other accrued expenses	17,349	16,676
Total current liabilities	87,010	110,251
Long-term debt, less current portion	705,819	701,863
Pension and other long-term liabilities	12,777	12,277
Deferred income taxes, net	53,421	53,217
Commitments and contingencies (Note 9)
Deficit
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Additional paid-in capital	248,466	244,986
Accumulated deficit	(301,179)	(296,826)
Accumulated other comprehensive loss	(7,455)	(7,826)
Total Universal Hospital Services, Inc. deficit	(60,168)	(59,666)
Noncontrolling interest	218	181
Total deficit	(59,950)	(59,485)
Total liabilities and deficit	$799,077	$818,123

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue
Medical equipment solutions	$74,396	$74,940	$153,056	$155,170
Clinical engineering solutions	35,103	25,464	69,766	51,042
Surgical services	18,711	17,214	36,041	33,532
Total revenues	128,210	117,618	258,863	239,744
Cost of Revenue
Cost of medical equipment solutions	33,415	33,213	67,211	71,494
Cost of clinical engineering solutions	27,884	20,644	54,390	40,668
Cost of surgical services	9,966	8,956	19,422	17,722
Medical equipment depreciation	14,930	16,077	30,057	31,247
Total costs of revenues	86,195	78,890	171,080	161,131
Gross margin	42,015	38,728	87,783	78,613
Selling, general and administrative	30,814	28,798	64,955	60,095
(Gain) on settlement	—	(2,750)	—	(2,750)
Operating income	11,201	12,680	22,828	21,268
Interest expense	13,219	13,061	26,514	26,130
Loss before income taxes and noncontrolling interest	(2,018)	(381)	(3,686)	(4,862)
Provision for income taxes	275	228	497	387
Consolidated net loss	(2,293)	(609)	(4,183)	(5,249)
Net income attributable to noncontrolling interest	98	75	170	135
Net loss attributable to Universal Hospital Services, Inc.	$(2,391)	$(684)	$(4,353)	$(5,384)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Consolidated net loss	$(2,293)	$(609)	$(4,183)	$(5,249)
Other comprehensive income:
Gain on minimum pension liability, net of tax of $0	192	184	371	370
Total other comprehensive income	192	184	371	370
Comprehensive loss	(2,101)	(425)	(3,812)	(4,879)
Comprehensive income attributable to noncontrolling interest	98	75	170	135
Comprehensive loss attributable to Universal Hospital Services, Inc.	$(2,199)	$(500)	$(3,982)	$(5,014)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Consolidated net loss	$(4,183)	$(5,249)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	35,664	36,614
Amortization of intangibles, deferred financing costs and bond premium	5,460	6,011
Provision for doubtful accounts	73	130
Provision for inventory obsolescence	122	86
Non-cash share-based compensation expense	1,551	1,514
Gain on sales and disposals of equipment	(1,046)	(1,863)
Deferred income taxes	204	120
Interest on note receivable	(11)	(3)
Changes in operating assets and liabilities:
Accounts receivable	158	(5,301)
Inventories	495	(80)
Other operating assets	(414)	(1,100)
Accounts payable	(3,639)	(1,338)
Other operating liabilities	(3,381)	(6,537)
Net cash provided by operating activities	31,053	23,004
Cash flows from investing activities:
Medical equipment purchases	(24,296)	(27,412)
Property and office equipment purchases	(3,309)	(2,083)
Proceeds from disposition of property and equipment	2,091	6,944
Issuance of note receivable from officer	(936)	(983)
Acquisition and refund of escrow	(1,923)	—
Net cash used in investing activities	(28,373)	(23,534)
Cash flows from financing activities:
Proceeds under senior secured credit facility	83,200	75,700
Payments under senior secured credit facility	(79,692)	(74,500)
Payments of principal under capital lease obligations	(3,419)	(2,944)
Payments of deferred financing costs	—	(97)
Holdback payment related to acquisition	—	(500)
Distributions to noncontrolling interests	(133)	(196)
Dividend and equity distribution payments	—	(24)
Proceeds from exercise of parent company stock options	29	66
Contribution from Parent	1,900	—
Change in book overdrafts	(4,565)	3,025
Net cash (used in) provided by financing activities	(2,680)	530
Net change in cash and cash equivalents	—	—
Cash and cash equivalents at the beginning of period	—	—
Cash and cash equivalents at the end of period	$—	$—
Supplemental cash flow information:
Interest paid	$26,345	$25,926
Income taxes paid	533	533
Non-cash activities:
Medical equipment purchases included in accounts payable (at end of period)	$4,493	$7,546
Capital lease additions	3,179	3,484

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

The interim consolidated financial statements presented herein as of June 30, 2017, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  These adjustments are all of a normal, recurring nature.  The results of operations for any interim period are not necessarily indicative of results for the full year.

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

A description of our significant accounting policies is included in our 2016 Annual Report on Form 10-K. There have been no material changes to these policies for the quarter ended June 30, 2017.

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

2.Recent Accounting Pronouncements

Standards Adopted

In July 2015, the FASB issued ASU No. 2015-11 Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 changes the measurement principle for inventory from lower of cost or market to lower of cost and net realizable value for entities that do not measure inventory using the last in, first out or retail inventory method. The ASU also eliminates the requirement for these entities to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. The ASU was effective for annual and interim periods in fiscal years beginning after December 15, 2016. Early adoption was permitted. The adoption of this standard did not have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09 Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 was issued as part of the FASB’s simplification initiative and intends to improve the accounting for share-based payment transactions. The areas for simplification in this ASU involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. The ASU was effective for annual and interim periods in fiscal years beginning after December 15, 2016. Early adoption was permitted in any interim or annual period provided that the entire ASU is adopted. If an entity early adopts the ASU in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

In March 2017, the FASB issued ASU No. 2017-07 Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-01”). ASU 2017-07 requires that a company to present service cost separately from the other components of the net benefit cost.  This

ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09 Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 clarifies what constitutes a modification of a share-based payment award. This ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

3.Acquisition

On April 28, 2017, we completed the acquisition of certain assets of a surgical laser equipment service provider for total consideration of approximately $6.3 million.  The consideration consisted of $5.6 million of cash paid at closing and $0.7 million of holdback and earnout. The acquisition was funded from our senior secured credit facility. The results of the acquired company’s operations have been included in the consolidated financial statements since that date.

The following summarized the fair value of assets acquired and liabilities assumed at the date of acquisition within our consolidated balance sheet:

(in thousands)
Inventories	$50
Property and equipment	931
Goodwill	2,144
Intangible assets	3,192
Accrued compensation	(14)
Total purchase price	$6,303

4.Fair Value Measurements

Fair Value of Other Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts receivable, accounts payable, accrued liabilities and senior secured credit facility, approximates fair value due to their short maturities. The fair value of our outstanding Original Notes and Add-on Notes (each as defined in Note 8, Long-Term Debt) as of June 30, 2017 and December 31, 2016, based on the quoted market price for the same or similar issues of debt, which represents a Level 2 fair value measurement, is approximately:

	June 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value
Original notes - 7.625% (1)	$421,148	$432,969	$420,523	$420,750
Add-on notes - 7.625% (2)	225,056	224,125	225,743	217,800

(1) The carrying value of the Original notes - 7.625% is net of unamortized deferred financing costs of $3.9 and $4.5 million as of June 30, 2017 and December 31, 2016, respectively.

(2) The carrying value of the Add-on notes - 7.625% is net of unamortized deferred financing costs of $1.6 and $1.9 million as of June 30, 2017 and December 31, 2016, respectively, and includes unamortized bond premium of $6.7 and $7.6 million as of June 30, 2017 and December 31, 2016, respectively.

5.Goodwill and Other Intangible Assets

Our goodwill as of June 30, 2017 and December 31, 2016, by reporting segment, consists of the following:

	Medical	Clinical
	Equipment	Engineering	Surgical
(in thousands)	Solutions	Solutions	Services	Total
Balance at December 31, 2016	$227,486	$62,826	$53,454	$343,766
Acquisition	—	214	2,144	2,358
Balance at June 30, 2017	$227,486	$63,040	$55,598	$346,124

Our other intangible assets as of June 30, 2017 and December 31, 2016 consist of the following:

	June 30, 2017				December 31, 2016
		Accumulated				Accumulated
(in thousands)	Cost	Amortization	Impairment	Net	Cost	Amortization	Impairment	Net
Finite-life intangibles
Customer relationship	$125,031	$(101,942)	$—	$23,089	$122,109	$(97,704)	$—	$24,405
Supply agreement	26,000	(26,000)	—	—	26,000	(25,274)	—	726
Non-compete agreements	2,028	(1,016)	—	1,012	1,758	(856)	—	902
Trade names	238	(139)	—	99	238	—	—	238
Total finite-life intangibles	153,297	(129,097)	—	24,200	150,105	(123,834)	—	26,271
Indefinite-life intangibles
Trade names	166,000	—	(34,900)	131,100	166,000	—	(34,900)	131,100
Total intangible assets	$319,297	$(129,097)	$(34,900)	$155,300	$316,105	$(123,834)	$(34,900)	$157,371

Total amortization expense related to intangible assets were $2.3 and $2.8 million for the three months ended June 30, 2017 and 2016, respectively, and $5.3 and $5.8 million for the six months ended June 30, 2017 and 2016, respectively.

The estimated future amortization expense for identifiable intangible assets during the remainder of 2017 and the next five years is as follows:

(in thousands)
Remainder of 2017	$4,241
2018	7,500
2019	4,911
2020	2,671
2021	2,011
2022	1,283

6.Deficit

The following tables represent changes in deficit that are attributable to our shareholders and noncontrolling interests for the six month periods ended June 30, 2017 and 2016.

			Accumulated
	Additional		Other
	Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
(in thousands)	Capital	Deficit	Loss	Interests	Deficit
Balance at December 31, 2016	$244,986	$(296,826)	$(7,826)	$181	$(59,485)
Net (loss) income	—	(4,353)	—	170	(4,183)
Other comprehensive income	—	—	371	—	371
Contribution from Parent	1,900	—	—	—	1,900
Share-based compensation	1,551	—	—	—	1,551
Stock options exercised	29	—	—	—	29
Cash distributions to noncontrolling interests	—	—	—	(133)	(133)
Balance at June 30, 2017	$248,466	$(301,179)	$(7,455)	$218	$(59,950)

			Accumulated
	Additional		Other
	Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
(in thousands)	Capital	Deficit	Loss	Interests	Deficit
Balance at December 31, 2015	$241,833	$(283,066)	$(8,165)	$240	$(49,158)
Net (loss) income	—	(5,384)	—	135	(5,249)
Other comprehensive income	—	—	370	—	370
Share-based compensation	1,514	—	—	—	1,514
Stock options exercised	66	—	—	—	66
Cash distributions to noncontrolling interests	—	—	—	(196)	(196)
Balance at June 30, 2016	$243,413	$(288,450)	$(7,795)	$179	$(52,653)

7.Share-Based Compensation

During the six months ended June 30, 2017, activity under the 2007 Stock Option Plan (the “2007 Stock Option Plan”), of UHS Holdco, Inc., our parent company (“Parent”), was as follows:

				Weighted
				average
		Weighted	Aggregate	remaining
	Number of	average	intrinsic	contractual
(in thousands, except exercise price and years)	options	exercise price	value	term (years)
Outstanding at December 31, 2016	36,973	$0.77	$9,315	7.8
Granted	723	1.19
Exercised	(41)	0.71	$20
Forfeited or expired	(378)	0.79
Outstanding at June 30, 2017	37,277	$0.78	$15,428	7.4
Exercisable at June 30, 2017	17,764	$0.73	$8,143	7.4
Remaining authorized options available for issue	6,245

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

We determine the fair value of stock options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as an expense on a straight-line basis over the options’ expected vesting periods. The following assumptions were used in determining the fair value of stock options granted during the six months ended June 30, 2017 and 2016 under the Black-Scholes model.

	Six Months Ended
	June 30,
	2017	2016
Risk-free interest rate	1.62%	1.50%
Expected volatility	29.0%	30.9%
Dividend yield	N/A	N/A
Expected option life (years)	4.62	5.83
Black-Scholes Value of options	$0.32	$0.33

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

At June 30, 2017, unearned non-cash share-based compensation that we expect to recognize as expense over a weighted average period of 1.8 years totals approximately $4.7 million, net of our estimated forfeiture rate of 2.0%. The expense could be accelerated upon the sale of Parent or the Company.

In April 2015, Parent granted the Company’s Chief Executive Officer 7.0 million restricted stock units which vest over four years. Total compensation expense related to this grant was $0.3 million and $0.3 million for the three months ended June 30, 2017 and 2016, respectively, and $0.6 million and $0.6 million for the six months ended June 30, 2017 and 2016, respectively.

Although Parent grants stock options and restricted stock units, the Company recognizes compensation cost, primarily included in Selling, General and Administrative expense, related to these options and units since the services are performed for its benefit.

8.Long-Term Debt

Long-term debt consists of the following:

	June 30,	December 31,
(in thousands)	2017	2016
Original notes - 7.625% (1)	$421,148	$420,523
Add-on notes - 7.625% (2)	225,056	225,743
Senior secured credit facility (3)	47,684	43,917
Capital lease obligations	16,894	17,134
	710,782	707,317
Less: Current portion of long-term debt	(4,963)	(5,454)
Total long-term debt	$705,819	$701,863

(1)	The carrying value of the Original notes - 7.625% is net of unamortized deferred financing costs of $3.9 and $4.5 million as of June 30, 2017 and December 31, 2016, respectively.
(2)

The carrying value of the Add-on notes - 7.625% is net of unamortized deferred financing costs of $1.6 and $1.9 million as of June 30, 2017 and December 31, 2016, respectively, and includes unamortized bond premium of $6.7 and $7.6 million as of June 30, 2017 and December 31, 2016, respectively.

(3)	The carrying value of the Senior secured credit facility is net of unamortized deferred financing costs of $1.5 and $1.8 million as of June 30, 2017 and December 31, 2016, respectively.

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

Senior Secured Credit Facility.  On November 24, 2015, we entered into a Third Amended and Restated Credit Agreement with Bank of America, N.A., as agent for the lenders, and the lenders party thereto (the “Third Amended Credit Agreement”), which amended our then-existing senior secured credit facility originally dated as of May 31, 2007 and amended and restated as of May 6, 2010 and as of July 31, 2012.  We refer to the third amended and restated senior secured credit facility as the “senior secured credit facility.” The senior secured credit facility is a first lien senior secured asset based revolving credit facility that is available for working capital and general corporate purposes, including permitted investments, capital expenditures and debt repayments, on a fully revolving basis, subject to the terms and conditions set forth in the credit documents in the form of revolving loans, swing line loans and letters of credit. The Third Amended Credit Agreement extended the maturity date of the revolving loans to the earliest of (i) November 24, 2020 and (ii) 90 days prior to the maturity of the 2012 Notes, and reduced (a) the interest rate applicable to borrowings under the Third Amended Credit Agreement to a per annum rate, determined based on our usage of the credit facility as provided in the Third Amended Credit Agreement, ranging from 1.50% to 2.00% above the adjusted LIBOR rate used by the agent or, at our option, 0.50% to 1.00% above the Base Rate as defined in the Third Amended Credit Agreement and (b) the unused line fee rate to 0.25%.  Our obligations under the Third Amended Credit Agreement are secured by a first priority security interest in substantially all of the assets of the Company, Parent, Surgical Services and RES, excluding a pledge of the Company’s and its subsidiaries’ stock, any joint ventures and certain other exceptions. Our obligations under the Third Amended Credit Agreement are unconditionally guaranteed by the Parent, Surgical Services and RES.

Our senior secured credit facility provides the aggregate amount we may borrow under revolving loans up to $235.0 million, subject to our borrowing base.

As of June 30, 2017, we had $110.5 million of availability under the senior secured credit facility based on a borrowing base of $164.6 million less borrowings of $49.2 million and after giving effect to $4.9 million used for letters of credit.

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

At June 30, 2017, we had $49.2 million of borrowings outstanding of which $10.0 million was accruing interest at a rate of 2.9738%, $35.0 million was accruing interest at a rate of 2.9594% and $4.2 million was accruing interest at a rate of 5.00%.

We were in compliance with all financial debt covenants for all periods presented.

2012 Indenture. Our 2012 Notes are guaranteed, jointly and severally, on a second priority senior secured basis, by Surgical Services and RES, and are also similarly guaranteed by certain of our future 100%-owned domestic subsidiaries. The 2012 Notes are our second priority senior secured obligations and rank (i) equal in right of payment with all of our existing and future unsubordinated indebtedness, and effectively senior to any such unsecured indebtedness to the extent of the value of collateral; (ii) senior in right of payment to all of our and our guarantors’ existing and future subordinated indebtedness; (iii) effectively junior to our senior secured credit facility; and (iv) structurally subordinated to any indebtedness and other liabilities (including trade payables) of any of our future subsidiaries that are not guarantors.

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

In May 2016,  the Company entered into an amendment to an agreement with a supplier. Between the original agreement and this amendment, certain end users  described in the original agreement have entered into a direct agreement with the supplier or have elected to participate in a group purchasing organization agreement with the supplier. As a result, the supplier agreed to make a payment of $2.75 million to the Company. The Company recorded a net gain of $2.75 million related to this settlement which is reflected as a Gain on settlement in the Consolidated Statements of Operations during the six month periods ended June 30, 2016.

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

10.Related Party Transactions

Management Agreement

On May 31, 2007, we and affiliates of Irving Place Capital (together with its affiliates, “IPC”) entered into a professional services agreement pursuant to which IPC provides general advisory and management services to us with respect to financial and operating matters.  IPC is a principal owner of Parent, and each of Robert Juneja and Bret Bowerman are members of our board of directors and are associated with IPC. The professional services agreement requires us to pay an annual fee for ongoing advisory and management services equal to the greater of $0.5 million or 0.75% of our Adjusted EBITDA (as defined in the professional services agreement) for the immediately preceding fiscal year, payable in quarterly installments. The professional services agreement provides that IPC will be reimbursed for its reasonable out-of-pocket expenses in connection with certain activities undertaken pursuant to the professional services agreement and will be indemnified for liabilities incurred in connection with its role under the professional services agreement, other than for liabilities resulting from its gross negligence or willful misconduct. The term of the professional services agreement commenced on May 31, 2007 and will remain in effect unless and until either party notifies the other of its desire to terminate, we are sold to a third-party purchaser or we consummate a qualified initial public offering, as defined in the professional services agreement. Total professional services fees incurred to IPC were $0.3 and $0.2 million for the three month periods ended June 30, 2017 and 2016, respectively,  and $0.5 and $0.4 million for the six month periods ended June 30, 2017 and 2016, respectively.

In connection with the Restricted Stock Unit Award Agreement, dated as of April 13, 2015, between an officer and the Company, we entered into promissory note agreements with the officer dated April 13, 2016 for a total amount of $1.0 million and dated April 13, 2017 for a total amount of $0.9 million which are included in other long-term assets in the Consolidated Balance Sheets. These note receivables bear annual interest at 1.45%-2.12%. The principal and accrued interest of these notes are due on the earliest of (i) the seventh anniversary of the date of this loan, (ii) any event with respect to borrower, which, in any such case of the loan were to remain outstanding on and after such date, would result in violation of Section 402 of the Sarbanes-Oxley Act of 2002, (iii) and certain events of default or (iv) a change in control. Interest income for these notes was $0.007 and $0.003 million for the three month periods ended June 30, 2017 and 2016, respectively, and $0.011 and $0.003 million for the six month periods ended June 30, 2017 and 2016, respectively.

On May 31, 2017, Parent sold an aggregate of 1,596,640 unregistered shares of its common stock to certain of our executive officers for an aggregate purchase price of $1,900,000.  These shares are subject to the restrictions set forth in UHS Holdco, Inc.’s  Securityholders Agreement, dated as of May 31, 2007 (as amended). The sales of the above securities were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(2) of the Securities Act. The purchasers of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. Proceeds from sale of the securities were contributed from Parent to the Company and used for general operating purposes and the repayment of outstanding debt obligations.

11.Limited Liability Companies

We participate with others in the formation of LLCs in which Surgical Services becomes a partner and shares the financial interest with the other investors. Surgical Services is the primary beneficiary of these LLCs. These LLCs acquire certain medical equipment for use in their respective business activities, which generally focus on surgical procedures. The LLCs will acquire medical equipment for rental purposes under equipment financing leases. At June 30, 2017, the LLCs had approximately $0.9 million of total assets. The third party investors in each respective LLC generally provide the lease financing company with individual proportionate lease guarantees based on their respective ownership percentages in the LLCs. In addition, Surgical Services will provide such financing companies with its corporate guarantee based on its respective ownership interest in each LLC. In certain instances, Surgical Services has provided such financing companies with an overall corporate guarantee in connection with equipment financing transactions. In such instances, the individual investors in each respective LLC will generally indemnify us against losses, if any, incurred in connection with its corporate guarantee. Additionally, we provide operational and administrative support to the LLCs in which it is a partner. As of June 30, 2017, we held interests in four active LLCs.

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

12.Segment Information

Our reporting segments consist of Medical Equipment Solutions (“MES”), Clinical Engineering Solutions (“CES”) and Surgical Services (“SS”). Certain operating information for our segments as well as a reconciliation of total Company gross margin to loss before income taxes and noncontrolling interest was as follows:

Medical Equipment Solutions

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues	$74,396	$74,940	$153,056	$155,170
Cost of revenue	33,415	33,213	67,211	71,494
Medical equipment depreciation	13,201	14,628	26,745	28,381
Gross margin	$27,780	$27,099	$59,100	$55,295

Clinical Engineering Solutions

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues	$35,103	$25,464	$69,766	$51,042
Cost of revenue	27,884	20,644	54,390	40,668
Gross margin	$7,219	$4,820	$15,376	$10,374

Surgical Services

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues	$18,711	$17,214	$36,041	$33,532
Cost of revenue	9,966	8,956	19,422	17,722
Medical equipment depreciation	1,729	1,449	3,312	2,866
Gross margin	$7,016	$6,809	$13,307	$12,944

Total Gross Margin and Reconciliation to Loss Before Income Taxes and Noncontrolling Interest

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Total gross margin	$42,015	$38,728	$87,783	$78,613
Selling, general and administrative	30,814	28,798	64,955	60,095
(Gain) on settlement	—	(2,750)	—	(2,750)
Interest expense	13,219	13,061	26,514	26,130
Loss before income taxes and noncontrolling interest	$(2,018)	$(381)	$(3,686)	$(4,862)

Total Assets by Reporting Segment

(in thousands)

	June 30,	December 31,
	2017	2016
Medical Equipment Solutions	$563,068	$584,597
Clinical Engineering Solutions	131,321	131,537
Surgical Services	104,688	101,989
Total Company Assets	$799,077	$818,123

The following table provides additional detail on percentage of revenue for each group of similar products sold or services provided in the MES, CES and SS segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
MES
Equipment usage solutions	56.1%	61.1%	57.2%	60.4%
Equipment/disposable sales	1.9	2.6	1.9	4.3
	58.0	63.7	59.1	64.7
CES
Service solutions	27.4	21.6	27.0	21.3
SS
Equipment usage solutions	14.4	14.5	13.7	13.8
Equipment/disposable sales	0.2	0.2	0.2	0.2
	14.6	14.7	13.9	14.0
Total revenues	100.0%	100.0%	100.0%	100.0%

13.Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We evaluate the recoverability of our deferred tax assets by scheduling the expected reversals of deferred tax assets and liabilities in order to determine whether net operating loss carry forwards are recoverable prior to expiration and have established a valuation allowance in accordance with ASC Topic 740,  “Income Taxes”. The tax expense for the three and six months ended June 30, 2017 primarily relates to state income taxes and tax amortization on indefinite-life intangibles. The expected tax benefit from operating loss during the three and six months ended June 30, 2017 was offset by the recording of additional valuation allowance. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

At June 30, 2017, the Company had available unused federal net operating loss carryforwards of approximately $209.9 million. The net operating loss carryforwards will expire at various dates from 2018 through 2037.

14.Consolidating Financial Statements

In accordance with the provisions of the 2012 Indenture, as 100%-owned subsidiaries of UHS, Surgical Services and RES have jointly and severally guaranteed all the Company’s Obligations (as defined in the 2012 Indenture) on a full and unconditional basis. Consolidating financial information of UHS and the guarantors is presented on the following pages.

Universal Hospital Services, Inc.

Consolidating Balance Sheets

(in thousands, except share and per share  information)

(unaudited)

	June 30, 2017
	Parent	Subsidiary
	Issuer	Guarantors	Consolidating
	UHS	SS & RES	Adjustments	Consolidated
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts	$72,183	$11,850	$—	$84,033
Due from affiliates	34,500	—	(34,500)	—
Inventories	4,750	5,768	—	10,518
Other current assets	6,718	554	—	7,272
Total current assets	118,151	18,172	(34,500)	101,823
Property and equipment:
Medical equipment	559,405	59,403	—	618,808
Property and office equipment	86,444	11,460	—	97,904
Accumulated depreciation	(477,830)	(46,224)	—	(524,054)
Total property and equipment, net	168,019	24,639	—	192,658
Other long-term assets:
Goodwill	283,141	62,983	—	346,124
Investment in subsidiary	74,010	—	(74,010)	—
Other intangibles, net	138,212	17,088	—	155,300
Other	2,356	816	—	3,172
Total assets	$783,889	$123,698	$(108,510)	$799,077
Liabilities and (Deficit) Equity
Current liabilities:
Current portion of long-term debt	$3,530	$1,433	$—	$4,963
Book overdrafts	5,641	494	—	6,135
Due to affiliates	—	34,500	(34,500)	—
Accounts payable	20,608	3,575	—	24,183
Accrued compensation	13,412	2,329	—	15,741
Accrued interest	18,639	—	—	18,639
Other accrued expenses	15,964	1,385	—	17,349
Total current liabilities	77,794	43,716	(34,500)	87,010
Long-term debt, less current portion	702,428	3,391	—	705,819
Pension and other long-term liabilities	12,776	1	—	12,777
Deferred income taxes, net	51,044	2,377	—	53,421
Commitments and contingencies
(Deficit) Equity
Common stock	—	—	—	—
Additional paid-in capital	248,481	76,013	(76,028)	248,466
Accumulated deficit	(299,161)	(2,018)	—	(301,179)
Accumulated loss in subsidiary	(2,018)	—	2,018	—
Accumulated other comprehensive loss	(7,455)	—	—	(7,455)
Total Universal Hospital Services, Inc. (deficit) equity	(60,153)	73,995	(74,010)	(60,168)
Noncontrolling interest	—	218	—	218
Total (deficit) equity	(60,153)	74,213	(74,010)	(59,950)
Total liabilities and (deficit) equity	$783,889	$123,698	$(108,510)	$799,077

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

Universal Hospital Services, Inc.

Consolidating Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended June 30, 2017
	Parent	Subsidiary
	Issuer	Guarantors	Consolidating
	UHS	SS & RES	Adjustments	Consolidated
Revenue
Medical equipment solutions	$74,396	$—	$—	$74,396
Clinical engineering solutions	30,390	4,713	—	35,103
Surgical services	—	18,711	—	18,711
Total revenues	104,786	23,424	—	128,210
Cost of Revenue
Cost of medical equipment solutions	33,415	—	—	33,415
Cost of clinical engineering solutions	24,657	3,227	—	27,884
Cost of surgical services	—	9,966	—	9,966
Medical equipment depreciation	13,201	1,729	—	14,930
Total costs of revenues	71,273	14,922	—	86,195
Gross margin	33,513	8,502	—	42,015
Selling, general and administrative	24,606	6,208	—	30,814
Operating income	8,907	2,294	—	11,201
Equity in earnings of subsidiary	(929)	—	929	—
Interest expense	12,585	634	—	13,219
(Loss) income before income taxes and noncontrolling interest	(2,749)	1,660	(929)	(2,018)
(Benefit) provision for income taxes	(456)	731	—	275
Consolidated net (loss) income	(2,293)	929	(929)	(2,293)
Net income attributable to noncontrolling interest	—	98	—	98
Net (loss) income attributable to Universal Hospital Services, Inc.	$(2,293)	$831	$(929)	$(2,391)

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

Universal Hospital Services, Inc.

Consolidating Statements of Operations

(in thousands)

(unaudited)

	Six Months Ended June 30, 2017
	Parent	Subsidiary
	Issuer	Guarantors	Consolidating
	UHS	SS & RES	Adjustments	Consolidated
Revenue
Medical equipment solutions	$153,056	$—	$—	$153,056
Clinical engineering solutions	59,679	10,087	—	69,766
Surgical services	—	36,041	—	36,041
Total revenues	212,735	46,128	—	258,863
Cost of Revenue
Cost of medical equipment solutions	67,211	—	—	67,211
Cost of clinical engineering solutions	47,232	7,158	—	54,390
Cost of surgical services	—	19,422	—	19,422
Medical equipment depreciation	26,745	3,312	—	30,057
Total costs of revenues	141,188	29,892	—	171,080
Gross margin	71,547	16,236	—	87,783
Selling, general and administrative	52,327	12,628	—	64,955
Operating income	19,220	3,608	—	22,828
Equity in earnings of subsidiary	(1,342)	—	1,342	—
Interest expense	25,334	1,180	—	26,514
(Loss) income before income taxes and noncontrolling interest	(4,772)	2,428	(1,342)	(3,686)
(Benefit) provision for income taxes	(589)	1,086	—	497
Consolidated net (loss) income	(4,183)	1,342	(1,342)	(4,183)
Net income attributable to noncontrolling interest	—	170	—	170
Net (loss) income attributable to Universal Hospital Services, Inc.	$(4,183)	$1,172	$(1,342)	$(4,353)

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

Universal Hospital Services, Inc.

Consolidating Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended June 30, 2017				Six Months Ended June 30, 2017
	Parent	Subsidiary			Parent	Subsidiary
	Issuer	Guarantors	Consolidating		Issuer	Guarantors	Consolidating
	UHS	SS & RES	Adjustments	Consolidated	UHS	SS & RES	Adjustments	Consolidated
Consolidated net (loss) income	$(2,293)	$929	$(929)	$(2,293)	$(4,183)	$1,342	$(1,342)	$(4,183)
Other comprehensive income:
Gain on minimum pension liability, net of tax	192	—	—	192	371	—	—	371
Total other comprehensive income	192	—	—	192	371	—	—	371
Comprehensive (loss) income	(2,101)	929	(929)	(2,101)	(3,812)	1,342	(1,342)	(3,812)
Comprehensive income attributable to noncontrolling interest	—	98	—	98	—	170	—	170
Comprehensive (loss) income attributable to Universal Hospital Services, Inc.	$(2,101)	$831	$(929)	$(2,199)	$(3,812)	$1,172	$(1,342)	$(3,982)

	Three Months Ended June 30, 2016				Six Months Ended June 30, 2016
	Parent	Subsidiary			Parent	Subsidiary
	Issuer	Guarantor	Consolidating		Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated	UHS	Surgical Services	Adjustments	Consolidated
Consolidated net (loss) income	$(609)	$901	$(901)	$(609)	$(5,249)	$1,268	$(1,268)	$(5,249)
Other comprehensive income:
Gain on minimum pension liability, net of tax	184	—	—	184	370	—	—	370
Total other comprehensive income	184	—	—	184	370	—	—	370
Comprehensive (loss) income	(425)	901	(901)	(425)	(4,879)	1,268	(1,268)	(4,879)
Comprehensive income attributable to noncontrolling interest	—	75	—	75	—	135	—	135
Comprehensive (loss) income attributable to Universal Hospital Services, Inc.	$(425)	$826	$(901)	$(500)	$(4,879)	$1,133	$(1,268)	$(5,014)

Universal Hospital Services, Inc.

Consolidating Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30, 2017
	Parent	Subsidiary
	Issuer	Guarantors	Consolidating
	UHS	SS & RES	Adjustments	Consolidated
Cash flows from operating activities:
Consolidated net (loss) income	$(4,183)	$1,342	$(1,342)	$(4,183)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	31,538	4,126	—	35,664
Amortization of intangibles, deferred financing costs and bond premium	2,929	2,531	—	5,460
Equity in earnings of subsidiary	(1,342)	—	1,342	—
Provision for doubtful accounts	85	(12)	—	73
Provision for inventory obsolescence	(10)	132	—	122
Non-cash share-based compensation expense	1,305	246	—	1,551
Gain on sales and disposals of equipment	(992)	(54)	—	(1,046)
Deferred income taxes	788	(584)	—	204
Interest on note receivable	(11)	—	—	(11)
Changes in operating assets and liabilities:
Accounts receivable	(466)	624	—	158
Due from affiliates	(5,731)	—	5,731	—
Inventories	14	481	—	495
Other operating assets	(134)	(280)	—	(414)
Accounts payable	(2,435)	(1,204)	—	(3,639)
Other operating liabilities	(2,430)	(951)	—	(3,381)
Net cash provided by operating activities	18,925	6,397	5,731	31,053
Cash flows from investing activities:
Medical equipment purchases	(19,105)	(5,191)	—	(24,296)
Property and office equipment purchases	(3,206)	(103)	—	(3,309)
Proceeds from disposition of property and equipment	2,010	81	—	2,091
Issuance of note receivable from officer	(936)	—	—	(936)
Acquisition and refund of escrow	3,691	(5,614)	—	(1,923)
Net cash used in investing activities	(17,546)	(10,827)	—	(28,373)
Cash flows from financing activities:
Proceeds under senior secured credit facility	83,200	—	—	83,200
Payments under senior secured credit facility	(79,692)	—	—	(79,692)
Payments of principal under capital lease obligations	(2,623)	(796)	—	(3,419)
Distributions to noncontrolling interests	—	(133)	—	(133)
Proceeds from exercise of parent company stock options	29	—	—	29
Contribution from Parent	1,900	—	—	1,900
Due to affiliates	—	5,731	(5,731)	—
Change in book overdrafts	(4,193)	(372)	—	(4,565)
Net cash (used in) provided by financing activities	(1,379)	4,430	(5,731)	(2,680)
Net change in cash and cash equivalents	—	—	—	—
Cash and cash equivalents at the beginning of period	—	—	—	—
Cash and cash equivalents at the end of period	$—	$—	$—	$—

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

15.Restructuring

We incurred no restructuring expense during the three months and six months ended June 30, 2017 and 2016.  As of December 31, 2016, we had $0.1 million of restructuring liability. For the six months ended June 30, 2017,  $0.1 million in restructuring charges was paid. As of December 31, 2015, we had $2.4 million of restructuring liability. For the six months ended June 30, 2016,  $1.9 million in restructuring charges was paid and the remaining $0.5 million was a liability as of June 30, 2016.

16.Concentration

One customer accounted for approximately 15% and 16% of total revenue for the six months ended June 30, 2017 and 2016, respectively.

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

UHS delivers health care solutions through three segments: Medical Equipment Solutions (“MES”), Clinical Engineering Solutions (“CES”) and Surgical Services (“SS”). As of June 30, 2017, we owned or managed more than 700,000 units of medical equipment consisting of approximately 400,000 units of medical equipment in our MES segment, approximately 300,000 units of customer-owned equipment in our CES segment and approximately 7,000 units of owned or managed mobile surgical equipment in our SS segment. Our diverse customer base includes more than 7,000 active national, regional and local acute care hospitals and alternate site providers (such as long-term acute care hospitals, skilled nursing facilities, surgery centers, specialty hospitals, nursing homes and home care providers). We also have relationships with more than 200 medical device manufacturers, many of the nation’s largest group purchasing organizations (“GPOs”) and many health system integrated delivery networks (“IDNs”).  We deliver our solutions through our nationwide network of 82 district service centers, five CES Centers of Excellence and an additional four stand-alone SS service centers. Our fees are paid directly by our customers rather than by direct reimbursement from third-party payors, such as private insurers, Medicare or Medicaid.

On November 30, 2016, we completed the acquisition of Radiographic Equipment Services, Inc. (‘RES”), a San Diego provider of medical imaging solutions, for total consideration of approximately $15.6 million, The results of operations have been included in the CES segment.

We report our financial results in three segments. Our reporting segments consist of MES, CES and SS. We evaluate the performance of our reportable segments based on gross margin. The accounting policies of the individual reportable segments are the same as those of the entire company.

Medical Equipment Solutions

Our MES segment accounted for $74.4 and $74.9 million, or approximately 58.0% and 63.7% of our revenues, for the three months ended June 30, 2017 and 2016, respectively and $153.1 and $155.2 million, or approximately 59.1% and 64.7% of our revenues, for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017,  the MES segment owned or managed approximately 400,000 units of medical equipment ranging across many clinical categories, manufacturers and models.  These solutions are provided primarily to hospitals and other acute care providers for use through their facilities, including the emergency room, operating room, critical care, intensive care, rehabilitation and general patient care areas.

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

Clinical Engineering Solutions

Our CES segment accounted for $35.1 and $25.5 million, or approximately 27.4% and 21.6% of our revenues, for the three months ended June 30, 2017 and 2016, respectively and $69.8 and $51.0 million, or approximately 27.0% and 21.3% of our revenues, for the six months ended June 30, 2017 and 2016, respectively. We offer a broad range of inspection, preventive maintenance, repair, logistic and consulting services through our team of more than 410 technicians and professionals located throughout the United States in our nationwide network of service centers.  We managed more than 300,000 units of customer owned equipment as of June 30, 2017.  In addition, as of June 30, 2017, we serviced approximately 400,000 units that we own or directly manage in our MES segment.

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

Surgical Services

Our SS segment accounted for $18.7 and $17.2 million, or approximately 14.6% and 14.7% of our revenues, for the three months ended June 30, 2017 and 2016,  respectively and $36.0 and $33.5 million, or approximately 13.9% and 14.0% of our revenues, for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, we owned or managed more than 7,000 units of mobile surgical equipment in our SS segment, primarily used in the practice of general surgery, orthopedic surgery, otolaryngology, urology, obstetrics, gynecology, podiatry, dermatology and plastic/cosmetics.

SS provides high end, state-of-the-art surgical equipment and associated products along with trained and certified Surgical Equipment Technologists (“technologists”) to assist in the procedural operation of the equipment. We provide these services to more than 1,000 acute care hospitals and surgery centers through our nationwide network of 82 district service centers and an additional four stand-alone SS service centers. Our technologists work in the operating room (“OR”) and support physicians and OR personnel. The services are offered on a per-procedure basis. Our technologists deliver, set up, and create a safe environment for hospital and clinical personnel operating the equipment and provide all necessary disposable materials needed. Our technologists work closely with our customers to confirm that all certifications and credentials meet requirements to provide on-site services. Our technologists also assist customers in the operation of facility-owned assets and supplement the training and staffing of their personnel.  As of June 30, 2017, SS provided solutions in 41 states.

We have two primary solutions in our SS segment:

•	On-Demand and Scheduled Usage Solutions; and
•	On-site Managed Solutions for hospitals and multi-facility healthsystems.

RESULTS OF OPERATIONS

The following discussion addresses:

•	our financial condition as of June 30, 2017 and
•	the results of operations for the three-month and six-month periods ended June 30, 2017 and 2016.

This discussion should be read in conjunction with the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in our 2016 Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

The following table provides information on the percentages of certain items of selected financial data compared to total revenues for the three-month and six-month periods ended June 30, 2017 and 2016.  The table below also indicates the percentage increase or decrease over the prior comparable period.

	Percent to Total Revenues		Percent	Percent to Total Revenues		Percent
	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2017	2016	(Decrease)	2017	2016	(Decrease)
Revenue
Medical equipment solutions	58.0%	63.7%	(0.7)%	59.1%	64.7%	(1.4)%
Clinical engineering solutions	27.4	21.6	37.9	27.0	21.3	36.7
Surgical services	14.6	14.7	8.7	13.9	14.0	7.5
Total revenues	100.0%	100.0%	9.0	100.0%	100.0%	8.0
Cost of Revenue
Cost of medical equipment solutions	26.1	28.2	0.6	26.0	29.8	(6.0)
Cost of clinical engineering solutions	21.7	17.6	35.1	21.0	17.0	33.7
Cost of surgical services	7.8	7.6	11.3	7.5	7.4	9.6
Medical equipment depreciation	11.6	13.7	(7.1)	11.6	13.0	(3.8)
Total costs of revenues	67.2	67.1	9.3	66.1	67.2	6.2
Gross margin	32.8	32.9	8.5	33.9	32.8	11.7
Selling, general and administrative	24.0	24.5	7.0	25.1	25.1	8.1
(Gain) on settlement	—	(2.3)	—	—	(1.1)	*
Operating income	8.8	10.7	(11.7)	8.8	8.8	7.3
Interest expense	10.3	11.1	1.2	10.2	10.9	1.5
Loss before income taxes and noncontrolling interest	(1.5)	(0.4)	*	(1.4)	(2.1)	(24.2)
Provision for income taxes	0.2	0.2	*	0.2	0.2	*
Consolidated net loss	(1.7)%	(0.6)%	*	(1.6)%	(2.3)%	(20.3)

*Not meaningful

Consolidated Results of Operations for the three months ended June 30, 2017 compared to the three months ended June 30, 2016

Total Revenue

Total revenue for the three months ended June 30, 2017 was $128.2 million, compared to $117.6 million for the three months ended June 30, 2016, an increase of $10.6 million or 9.0%.  The net increase was due to additional revenue within our MES segment related to growth in our 360 Solutions of $2.2 million,  growth in our CES segment of $9.6 million related to the acquisition of RES of $4.7 million and growth in our on-site clinical engineering solutions of $3.4 million and growth in our SS segment of $1.5 million. These increases were partially offset with the decline in our capital sales and supplemental rental revenue of $2.7 million.

Cost of Revenue

Total cost of revenue for the three months ended June 30, 2017 was $86.2 million compared to $78.9 million for the three months ended June 30, 2016, an increase of $7.3 million or 9.3%. The net increase was primarily in our CES segment of $7.2 million due to the acquisition of RES and growth in our on-site clinical engineering solutions and an increase in our MES segment related to 360 solutions cost of $1.4 million.  The increase was partially offset with the decrease in medical equipment depreciation of $1.2 million.

Gross Margin

Total gross margin for the three months ended June 30, 2017 was $42.0 million, or 32.8% of total revenues, compared to $38.7 million, or 32.9% of total revenues, for the three months ended June 30, 2016, an increase of $3.3 million or 8.5%.  Gross margin as a percent of revenue for the quarter was flat to prior year.

Medical Equipment Solutions

(in thousands)

	Three Months Ended
	June 30,
	2017	2016	Change	% Change
Total revenue	$74,396	$74,940	$(544)	(0.7)%
Cost of revenue	33,415	33,213	202	0.6
Medical equipment depreciation	13,201	14,628	(1,427)	(9.8)
Gross margin	$27,780	$27,099	$681	2.5
Gross margin %	37.3%	36.2%

Total revenue in the MES segment decreased $0.5 million, or 0.7%, to $74.4 million in the second quarter of 2017 as compared to the same period of 2016.  The decrease was primarily due to capital sales and supplemental rental revenue of $2.7 million. The decrease was partially offset by the growth in our 360 solutions from both new programs and expansion of existing programs of $2.2 million.

Total cost of revenue in the segment increased $0.2 million, or 0.6%, to $33.4 million in the second quarter of 2017 as compared to the same period of 2016.  This increase was due to the increases in costs to support growth in our 360 solutions of $1.4 million largely due to the increase in employee related cost, partially offset with the decrease in rental costs of $0.7 million largerly due to lower technician repair parts expense and the decrease in cost of equipment sales of $0.5 million.

Medical equipment depreciation decreased $1.4 million, or 9.8%, to $13.2 million in the second quarter of 2017 as compared to the same period of 2016. The decrease in medical equipment depreciation was primarily due to reduced depreciation resulting from disposals of certain medical equipment.

Gross margin percentage for the MES segment increased from 36.2% in the second quarter of 2016 to 37.3% in the same period of 2017. Gross margin rate was impacted by lower depreciation and growth in our 360 solutions.

Clinical Engineering Solutions

(in thousands)

	Three Months Ended
	June 30,
	2017	2016	Change	% Change
Total revenue	$35,103	$25,464	$9,639	37.9%
Cost of revenue	27,884	20,644	7,240	35.1
Gross margin	$7,219	$4,820	$2,399	49.8
Gross margin %	20.6%	18.9%

Total revenue in the CES segment increased $9.6 million, or 37.9%, to $35.1 million in the second quarter of 2017 as compared to the same period of 2016. The increase was primarily due to the acquisition of RES and growth in our on-site clinical engineering solutions.

Total cost of revenue in the segment increased $7.2 million, or 35.1%, to $27.9 million in the second quarter of 2017 as compared to the same period of 2016. The increase was primarily attributable to the acquisition of RES and growth in our on-site clinical engineering solutions. These expenses are primarily related to vendor expense to support revenue growth and mix shifts in type of service provided to customers.

Gross margin percentage for the CES segment increased from 18.9% in the second quarter of 2016 to 20.6% in the same period of 2017. Gross margin percentage fluctuates based on the variability of third-party vendor expenses in our on-site clinical engineering solutions and supplemental service programs, as well as fluctuation of services being performed in house for manufacturer services.

Surgical Services

(in thousands)

	Three Months Ended
	June 30,
	2017	2016	Change	% Change
Total revenue	$18,711	$17,214	$1,497	8.7%
Cost of revenue	9,966	8,956	1,010	11.3
Medical equipment depreciation	1,729	1,449	280	19.3
Gross margin	$7,016	$6,809	$207	3.0
Gross margin %	37.5%	39.6%

Total revenue in the SS segment increased $1.5 million, or 8.7%, to $18.7 million in the second quarter of 2017 as compared to the same period of 2016. The increase was primarily driven by organic growth in our surgical services business.

Total cost of revenue in the segment increased $1.0 million, or 11.3%, to $10.0 million in the second quarter of 2017 as compared to the same period of 2016. The increase was primarily attributable to an increase in employee related costs to support growth in our surgical services business.

Medical equipment depreciation increased $0.3 million, or 19.3%, to $1.7 million in the second quarter of 2017 as compared to the same period of 2016.   The increase in medical equipment depreciation was primarily due to higher capital expenditures to support the growth of the business.

Gross margin percentage for the SS segment decreased from 39.6% in the second quarter of 2016 to 37.5% in the same period of 2017. The decrease in gross margin percentage was primarily due to investments in labor and capital (resulting in higher depreciation expense) to support the growth of the business.

Selling, General and Administrative, Gain on Settlement and Interest Expense

(in thousands)

	Three Months Ended
	June 30,
	2017	2016	Change	% Change
Selling, general and administrative	$30,814	$28,798	$2,016	7.0%
(Gain) on settlement	—	(2,750)	2,750	*
Interest expense	13,219	13,061	158	1.2

Selling, General and Administrative

Selling, general and administrative expense increased $2.0 million, or 7.0%, to $30.8 million for the second quarter of 2017 as compared to the same period of 2016. The increase was primarily due to the acquisition of RES and higher legal and payroll related costs.

Selling, general and administrative expense as a percentage of total revenue was 24.0% and 24.5% for the quarters ended June 30, 2017 and 2016, respectively.

Gain on Settlement

Gain on settlement of $2.8 million for the three months ended June 30, 2016 was related to settlements with a supplier.

Interest Expense

Interest expense increased $0.2 million to $13.2 million for the second quarter of 2017 as compared to the same period of 2016.

Income Taxes

Income taxes were an expense of $0.3 and $0.2 million for the three months ended June 30, 2017 and 2016, respectively. The tax expense for the three months ended June 30, 2017 and 2016 primarily related to state income taxes and tax amortization on indefinite-life intangibles. The expected tax benefit from operating loss during the three months ended June 30, 2017 was offset by the recording of additional valuation allowance. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

Consolidated Net Loss

Consolidated net loss increased $1.7 million to $2.3 million in the second quarter of 2017 as compared to the same period of 2016.  Net loss was impacted by the increase in selling, general and administrative espenses and the gain on settlement during the second quarter of 2017.

Consolidated Results of Operations for the six months ended June 30, 2017 compared to the six months ended June 30, 2016

Total Revenue

Total revenue for the six months ended June 30, 2017 was $258.9 million, compared to $239.7 million for the six months ended June 30, 2016, an increase of $19.2 million or 8.0%.  The net increase was due to additional revenue within our MES segment related to growth in our 360 solutions of $6.0 million, growth in our CES segment of $18.7 million related to the acquisition of RES of $10.1 million and growth in our on-site clinical engineering solutions of $6.7 million and growth in our SS segment of $2.6 million. These increases were partially offset by the decreases in capital sales of $5.5 million and supplemental rental revenue of $2.7 million in our MES segment.

Cost of Revenue

Total cost of revenue for the six months ended June 30, 2017 was $171.1 million compared to $161.1 million for the six months ended June 30, 2016, an increase of $10.0 million or 6.2%.  The net increase was primarily in our CES segment of $13.7 million due to the acquisition of RES and growth in our on-site clinical engineering solutions, an increase in our MES segment related to 360 solutions cost of $2.5 million and an increase in SS segment of $1.7 million. The increase was partially offset with the decreases in cost of equipment sales of $5.2 million, other rental cost of $1.6 million and medical equipment depreciation of $1.2 million.

Gross Margin

Total gross margin for the six months ended June 30, 2017 was $87.8 million, or 33.9% of total revenues, compared to $78.6 million, or 32.8% of total revenues, for the six months ended June 30, 2016, an increase of $9.2 million or 11.7%.  The increase in gross margin as a percent of revenue was primarily impacted by positive leverage from volume growth and a reduction in the low margin sales and remarketing revenue.

Medical Equipment Solutions

(in thousands)

	Six Months Ended
	June 30,
	2017	2016	Change	% Change
Total revenue	$153,056	$155,170	$(2,114)	(1.4)%
Cost of revenue	67,211	71,494	(4,283)	(6.0)
Medical equipment depreciation	26,745	28,381	(1,636)	(5.8)
Gross margin	$59,100	$55,295	$3,805	6.9
Gross margin %	38.6%	35.6%

Total revenue in the MES segment decreased $2.1 million, or 1.4%, to $153.1 million in the first six months of 2017 as compared to the same period of 2016.  The decrease was primarily due to the decline in capital sales of $5.5 million mostly due to a one time capital sale in the prior year and the decrease in supplemental rental revenues of $2.7 million. The decreases were partially offset by the growth in our 360 solutions from both new programs and expansion of existing programs of $6.0 million.

Total cost of revenue in the segment decreased $4.3 million, or 6.0%, to $67.2 million in the first six months of 2017 as compared to the same period of 2016.  This decrease was primarily from the cost of equipment sales of $5.2 million and a decrease in rental cost of $1.6 million. The decreases were partially offset by the increase in costs to support growth in our 360 solutions of $2.5 million largely due to increases in employee related costs.

Medical equipment depreciation decreased $1.6 million, or 5.8%, to $26.7 million in the first six months of 2017 as compared to the same period of 2016. The decrease in medical equipment depreciation was primarily due to reduced depreciation resulting from disposals of certain medical equipment.

Gross margin percentage for the MES segment increased from 35.6% in the first six months of 2016 to 38.6% in the same period of 2017. Gross margin rate was impacted by the decline in sales and remarketing revenue as these revenues typically have lower margins versus the other service offerings within the MES segment.

Clinical Engineering Solutions

(in thousands)

	Six Months Ended
	June 30,
	2017	2016	Change	% Change
Total revenue	$69,766	$51,042	$18,724	36.7%
Cost of revenue	54,390	40,668	13,722	33.7
Gross margin	$15,376	$10,374	$5,002	48.2
Gross margin %	22.0%	20.3%

Total revenue in the CES segment increased $18.7 million, or 36.7%, to $69.8 million in the first six months of 2017 as compared to the same period of 2016. The increase was primarily due to the acquisition of RES and growth in our on-site clinical engineering solutions.

Total cost of revenue in the segment increased $13.7 million, or 33.7%, to $54.4 million in the first six months of 2017 as compared to the same period of 2016. The increase is primarily attributable to acquisition of RES and the growth in our on-site clinical engineering solutions. These expenses are primarly related to vendor expenses and employee related costs to support the revenue growth and mix shifts in type of service provided to customers.

Gross margin percentage for the CES segment increased from 20.3% in the first six months of 2016 to 22.0% in the same period of 2017.  Gross margin percentage fluctuates based on the variability of third-party vendor expenses in our on-site clinical engineering solutions and supplemental service programs, as well as fluctuation of services being performed for manufacturer services.

Surgical Services

(in thousands)

	Six Months Ended
	June 30,
	2017	2016	Change	% Change
Total revenue	$36,041	$33,532	$2,509	7.5%
Cost of revenue	19,422	17,722	1,700	9.6
Medical equipment depreciation	3,312	2,866	446	15.6
Gross margin	$13,307	$12,944	$363	2.8
Gross margin %	36.9%	38.6%

Total revenue in the SS segment increased $2.5 million, or 7.5%, to $36.0 million in the first six months of 2017 as compared to the same period of 2016. The increase was driven primarily by organic growth in our surgical services business.

Total cost of revenue in the segment increased $1.7 million, or 9.6%, to $19.4 million in the first six months of 2017 as compared to the same period of 2016. The increase was primarily attributable to the increases in employee related costs to support growth in our surgical services business.

Medical equipment depreciation increased $0.4 million, or 15.6%, to $3.3 million in the first six months of 2017 as compared to the same period of 2016. The increase in medical equipment depreciation was primarily due to higher capital expenditures to support the growth of the business.

Gross margin percentage for the SS segment decreased from 38.6% in the first six months of 2016 to 36.9% in the same period of 2017. The decrease in gross margin percentage was primarily due to investments in labor and capital to support the growth of the business.

Selling, General and Administrative, Gain on Settlement and Interest Expense

(in thousands)

	Six Months Ended
	June 30,
	2017	2016	Change	% Change
Selling, general and administrative	$64,955	$60,095	$4,860	8.1%
(Gain) on settlement	—	(2,750)	2,750	*
Interest expense	26,514	26,130	384	1.5

*Not meaningful

Selling, General and Administrative

Selling, general and administrative expense increased $4.9 million, or 8.1%, to $65.0 million for the first six months of 2017 as compared to the same period of 2016. The increase was primarily due to the acquisition of RES and higher legal and payroll related costs.

Selling, general and administrative expense as a percentage of total revenue was 25.1% and 25.1% for the six months ended June 30, 2017 and 2016, respectively.

Gain on Settlement

Gain on settlement of $2.8 million for the first six months of 2016 was related to settlements with a supplier.

Interest Expense

Interest expense increased $0.4 million to $26.5 million for the first six months of 2017 as compared to the same period of 2016.

Income Taxes

Income taxes were an expense of $0.5 and $0.4 million for the six months ended June 30, 2017 and 2016, respectively. The tax expense for the six months ended June 30, 2017 and 2016 primarily related to state income taxes and tax amortization on indefinite-life intangibles. The expected tax benefit from operating loss during the six months ended June 30, 2017 was offset by the recording of additional valuation allowance. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

Consolidated Net Loss

Consolidated net loss decreased $1.1 million to $4.2 million in the first six months of 2017 as compared to the same period of 2016.  Net loss was impacted primarily by the growth in revenue.

Adjusted EBITDA

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) was $68.7 and $63.8 million for the six months ended June 30, 2017 and 2016, respectively.  Adjusted EBITDA for the six months ended June 30, 2017 was higher primarily due to the increase in revenues.

Adjusted EBITDA is defined as earnings attributable to UHS before interest expense, income taxes, depreciation and amortization and excludes non-cash share-based compensation expense, management, board and strategic fees and other nonrecurring gain, expenses. In addition to using Adjusted EBITDA internally as a measure of operational performance, we disclose it externally to assist analysts, investors and lenders in their comparisons of operational performance, valuation and debt capacity across companies with differing capital, tax and legal structures. Adjusted EBITDA, however, is not a measure of financial performance under accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered as an alternative to, or more meaningful than, net income as a measure of operating performance or to cash flows from operating, investing or financing activities or as a measure of liquidity.  Since Adjusted EBITDA is not a measure determined in accordance with GAAP and is thus susceptible to varying interpretations and calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. Adjusted EBITDA does not represent an amount of funds that is available for management’s discretionary use. A reconciliation of net loss attributable to UHS to Adjusted EBITDA is included below:

	Six Months Ended
	June 30,
(in thousands)	2017	2016
Net loss attributable to Universal Hospital Services, Inc.	$(4,353)	$(5,384)
Interest expense	26,514	26,130
Provision for income taxes	497	387
Depreciation and amortization of intangibles	40,927	42,367
EBITDA	63,585	63,500
(Gain) on settlement	—	(2,750)
Non-cash share-based compensation expense	1,551	1,514
Management, board and strategic fees	3,608	1,580
Adjusted EBITDA	$68,744	$63,844

Other Financial Data:
Net cash provided by operating activities	$31,053	$23,004
Net cash used in investing activities	(28,373)	(23,534)
Net cash (used in) provided by financing activities	(2,680)	530

Other Operating Data (as of end of period):
Medical equipment (approximate number of owned outsourcing units)	242,000	246,000
District service centers	82	83
SS stand-alone service centers	4	5
Centers of Excellence	5	5

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

Our principal sources of liquidity are expected to be cash flows from operating activities and borrowings under our senior secured credit facility, which provides for loans in an amount of up to $235.0 million, subject to our borrowing base. See Note 8, Long-Term Debt, for details related to our senior secured credit facility. It is anticipated that our principal uses of liquidity will be to fund capital expenditures related to purchases of medical equipment, provide working capital, meet debt service requirements and finance our strategic plans.

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

Net cash provided by operating activities was $31.1 and $23.0 million for the six months ended June 30, 2017 and 2016, respectively. The increase in net cash provided by operating activities was primarily due to higher earnings and timing of accounts receivable collections.

Net cash used in investing activities was $28.4 and $23.5 million for the six months ended June 30, 2017 and 2016, respectively. The increase in  net cash used in investing activities was primarily due to acquisitions and lower proceeds from sale of medical equipment in 2017 compared to the same period in 2016.

Net cash (used in) provided by financing activities was $(2.7) and $0.5 million for the six months ended June 30, 2017 and 2016, respectively.  The change in net cash (used in) provided by financing activities was primarily due to higher net borrowings offset by lower book overdrafts in 2017 compared to the same period in 2016.

Based on the level of operating performance expected in 2017, we believe our cash from operations and additional borrowings under our senior secured credit facility will meet our liquidity needs for the foreseeable future, exclusive of any borrowings that we may make to finance potential acquisitions.  However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could be adversely affected.  As of June 30, 2017, we had $110.5 million of availability under the senior secured credit facility based on a borrowing base of $164.6 million less borrowings of $49.2 million and after giving effect to $4.9 million used for letters of credit.  As of June 30, 2016, we had $131.8 million of availability under the senior secured credit facility based on a borrowing base of $165.5 million less borrowings of $29.2 million and after giving effect to $4.5 million used for letters of credit.

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

Interest Rates

We use both fixed and variable rate debt as sources of financing.  At June 30, 2017, we had approximately $717.8 million of total debt outstanding of which $49.2 million was bearing interest at variable rates. Based on variable debt levels at June 30, 2017, a 1.0 percentage point change in interest rates on variable rate debt would have resulted in annual interest expense fluctuating by approximately $0.5 million.

Fuel Costs

We are also exposed to market risks related to changes in the price of gasoline used to fuel our fleet of delivery and sales vehicles.  A hypothetical 10% increase in the first six months of 2017 average price of unleaded gasoline, assuming gasoline usage levels for the six months ended June 30, 2017, would lead to an annual increase in fuel costs of approximately $0.4 million.

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

Other Market Risk

As of June 30, 2017, we have no other material exposure to market risk.

Item 4.  Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On May 31, 2017, Parent sold an aggregate of 1,596,640 unregistered shares of its common stock to certain of our executive officers for an aggregate purchase price of $1,900,000.  These shares are subject to the restrictions set forth in UHS Holdco, Inc.’s  Securityholders Agreement, dated as of May 31, 2007 (as amended). The sales of the above securities were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(2) of the Securities Act. The purchasers of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. Proceeds from sale of the securities were contributed from Parent to the Company and used for general operating purposes and the repayment of outstanding debt obligations.

Item 3.Defaults upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits

Number	Description

10.1	Amendment One to the UHS Holdco, Inc. Securityholders Agreement dated March 26, 2015, by and among UHS Holdco, Inc., IPC/UHS, L.P and IPC/UHS Co-Investment Partners, L.P.
10.2	Amendment Two to the UHS Holdco, Inc. Securityholders Agreement dated August 14, 2017, by and among UHS Holdco, Inc., IPC/UHS, L.P and IPC/UHS Co-Investment Partners, L.P.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101

Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

* Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 2017

Universal Hospital Services, Inc.

By	/s/ Thomas J. Leonard
Thomas J. Leonard
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

By	/s/ James B. Pekarek
James B. Pekarek
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)