Form 10-Q
period 2017-09-30
UNIVERSAL HOSPITAL SERVICES INC
filed 2017-11-13
CIK 886171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2017

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 000-20086

UNIVERSAL HOSPITAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0760940
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Number of shares of common stock outstanding as of November 13, 2017:  1,000

Universal Hospital Services, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements — Unaudited

Universal Hospital Services, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share information)

(unaudited)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts of $1,224 at September 30, 2017 and $1,530 at December 31, 2016	$84,335	$84,264
Inventories	10,544	11,085
Other current assets	6,690	11,098
Total current assets	101,569	106,447
Property and equipment:
Medical equipment	616,858	618,052
Property and office equipment	99,630	94,846
Accumulated depreciation	(525,678)	(504,249)
Total property and equipment, net	190,810	208,649
Other long-term assets:
Goodwill	346,097	343,766
Other intangibles, net	153,155	157,371
Other	3,202	1,890
Total assets	$794,833	$818,123
Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$4,913	$5,454
Book overdrafts	1,837	10,700
Accounts payable	28,048	38,819
Accrued compensation	13,221	19,906
Accrued interest	6,418	18,696
Other accrued expenses	16,210	16,676
Total current liabilities	70,647	110,251
Long-term debt, less current portion	719,974	701,863
Pension and other long-term liabilities	12,816	12,277
Deferred income taxes, net	53,542	53,217
Commitments and contingencies (Note 9)
Deficit
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Additional paid-in capital	249,288	244,986
Accumulated deficit	(304,411)	(296,826)
Accumulated other comprehensive loss	(7,270)	(7,826)
Total Universal Hospital Services, Inc. deficit	(62,393)	(59,666)
Noncontrolling interest	247	181
Total deficit	(62,146)	(59,485)
Total liabilities and deficit	$794,833	$818,123

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue
Medical equipment solutions	$70,714	$73,463	$223,769	$228,633
Clinical engineering solutions	34,173	26,926	103,938	77,968
Surgical services	18,885	17,559	54,926	51,091
Total revenues	123,772	117,948	382,633	357,692
Cost of Revenue
Cost of medical equipment solutions	32,945	33,146	100,156	104,640
Cost of clinical engineering solutions	26,766	21,278	81,156	61,946
Cost of surgical services	9,932	9,461	29,363	27,183
Medical equipment depreciation	14,765	15,545	44,822	46,792
Total costs of revenues	84,408	79,430	255,497	240,561
Gross margin	39,364	38,518	127,136	117,131
Selling, general and administrative	28,794	28,757	93,742	88,853
(Gain) on settlement	—	—	—	(2,750)
Operating income	10,570	9,761	33,394	31,028
Interest expense	13,284	13,081	39,796	39,210
Loss before income taxes and noncontrolling interest	(2,714)	(3,320)	(6,402)	(8,182)
Provision for income taxes	393	290	888	677
Consolidated net loss	(3,107)	(3,610)	(7,290)	(8,859)
Net income attributable to noncontrolling interest	125	105	295	240
Net loss attributable to Universal Hospital Services, Inc.	$(3,232)	$(3,715)	$(7,585)	$(9,099)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Consolidated net loss	$(3,107)	$(3,610)	$(7,290)	$(8,859)
Other comprehensive income:
Gain on minimum pension liability, net of tax of $0	185	185	556	555
Total other comprehensive income	185	185	556	555
Comprehensive loss	(2,922)	(3,425)	(6,734)	(8,304)
Comprehensive income attributable to noncontrolling interest	125	105	295	240
Comprehensive loss attributable to Universal Hospital Services, Inc.	$(3,047)	$(3,530)	$(7,029)	$(8,544)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Consolidated net loss	$(7,290)	$(8,859)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	53,089	54,966
Amortization of intangibles, deferred financing costs and bond premium	7,692	8,736
Provision for doubtful accounts	207	3
Provision for inventory obsolescence	322	255
Non-cash share-based compensation expense	2,336	2,272
Gain on sales and disposals of equipment	(1,769)	(2,990)
Deferred income taxes	325	181
Interest on note receivable	(20)	(7)
Changes in operating assets and liabilities:
Accounts receivable	(278)	(10,764)
Inventories	269	(296)
Other operating assets	147	(1,201)
Accounts payable	(2,259)	(763)
Other operating liabilities	(19,037)	(19,021)
Net cash provided by operating activities	33,734	22,512
Cash flows from investing activities:
Medical equipment purchases	(34,552)	(41,293)
Property and office equipment purchases	(4,722)	(3,655)
Proceeds from disposition of property and equipment	3,132	8,907
Issuance of note receivable from officer	(936)	(983)
Acquisition and refund of escrow	(1,896)	—
Net cash used in investing activities	(38,974)	(37,024)
Cash flows from financing activities:
Proceeds under senior secured credit facility	130,223	131,700
Payments under senior secured credit facility	(112,942)	(108,800)
Payments of principal under capital lease obligations	(4,915)	(4,683)
Payments of deferred financing costs	—	(97)
Holdback payment related to acquisition	—	(500)
Distributions to noncontrolling interests	(229)	(277)
Dividend and equity distribution payments	—	(24)
Proceeds from exercise of parent company stock options	66	78
Contribution from Parent	1,900	—
Change in book overdrafts	(8,863)	(2,885)
Net cash provided by financing activities	5,240	14,512
Net change in cash and cash equivalents	—	—
Cash and cash equivalents at the beginning of period	—	—
Cash and cash equivalents at the end of period	$—	$—
Supplemental cash flow information:
Interest paid	$51,751	$51,119
Income taxes paid	656	619
Non-cash activities:
Medical equipment purchases included in accounts payable (at end of period)	$6,978	$4,788
Capital lease additions	4,921	6,920

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

The interim consolidated financial statements presented herein as of September 30, 2017, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  These adjustments are all of a normal, recurring nature.  The results of operations for any interim period are not necessarily indicative of results for the full year.

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

A description of our significant accounting policies is included in our 2016 Annual Report on Form 10-K. There have been no material changes to these policies for the quarter ended September 30, 2017.

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

Standards Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in the GAAP when it becomes effective. The new standard is effective beginning after December 15, 2016 and interim periods within those years. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. On July 9, 2015, the FASB approved a one-year deferral of the effective date for ASU 2014-09, but would permit companies to adopt the standard as of the original effective date. We expect to adopt this guidance on January 1, 2018 and continue to evaluate both methods of transition.

We have performed a review of the requirements of the new guidance and have identified which of our revenue streams will be within the scope of ASU 2014-09. We have applied the five-step model of the new standard to a selection of contracts within each of our revenue streams and have compared the results to our current accounting practices. Based on this analysis, we do not currently expect a material impact on our consolidated financial statements. However, amendments to ASC Topic 340, Other Assets and Deferred Costs, require the capitalization of costs to obtain and fulfill customer contracts, which are currently expensed as incurred. The assets recognized for the costs to obtain and/or fulfill a contract will be amortized on a systematic basis that is consistent with the transfer of the services to which the asset relates. We are currently determining the nature of, and quantifying the costs that would qualify for capitalization, and the amount of amortization that will be recognized in each period.

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

4.Fair Value Measurements

Fair Value of Other Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts receivable, accounts payable, accrued liabilities and senior secured credit facility, approximates fair value due to their short maturities. The fair value of our outstanding Original Notes and Add-on Notes (each as defined in Note 8, Long-Term Debt) as of September 30, 2017 and December 31, 2016, based on the quoted market price for the same or similar issues of debt, which represents a Level 2 fair value measurement, is approximately:

	September 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value
Original notes - 7.625% (1)	$421,460	$431,375	$420,523	$420,750
Add-on notes - 7.625% (2)	224,701	223,300	225,743	217,800

(1) The carrying value of the Original notes - 7.625% is net of unamortized deferred financing costs of $3.5 and $4.5 million as of September 30, 2017 and December 31, 2016, respectively.

(2) The carrying value of the Add-on notes - 7.625% is net of unamortized deferred financing costs of $1.5 and $1.9 million as of September 30, 2017 and December 31, 2016, respectively, and includes unamortized bond premium of $6.2 and $7.6 million as of September 30, 2017 and December 31, 2016, respectively.

5.Goodwill and Other Intangible Assets

Our goodwill as of September 30, 2017 and December 31, 2016, by reporting segment, consists of the following:

	Medical	Clinical
	Equipment	Engineering	Surgical
(in thousands)	Solutions	Solutions	Services	Total
Balance at December 31, 2016	$227,486	$62,826	$53,454	$343,766
Acquisition	—	187	2,144	2,331
Balance at September 30, 2017	$227,486	$63,013	$55,598	$346,097

Our other intangible assets as of September 30, 2017 and December 31, 2016 consist of the following:

	September 30, 2017				December 31, 2016
		Accumulated				Accumulated
(in thousands)	Cost	Amortization	Impairment	Net	Cost	Amortization	Impairment	Net
Finite-life intangibles
Customer relationship	$125,031	$(103,937)	$—	$21,094	$122,109	$(97,704)	$—	$24,405
Supply agreement	26,000	(26,000)	—	—	26,000	(25,274)	—	726
Non-compete agreements	2,028	(1,107)	—	921	1,758	(856)	—	902
Trade names	238	(198)	—	40	238	—	—	238
Total finite-life intangibles	153,297	(131,242)	—	22,055	150,105	(123,834)	—	26,271
Indefinite-life intangibles
Trade names	166,000	—	(34,900)	131,100	166,000	—	(34,900)	131,100
Total intangible assets	$319,297	$(131,242)	$(34,900)	$153,155	$316,105	$(123,834)	$(34,900)	$157,371

Total amortization expense related to intangible assets were $2.1 and $2.6 million for the three months ended September 30, 2017 and 2016, respectively, and $7.4 and $8.4 million for the nine months ended September 30, 2017 and 2016, respectively.

The estimated future amortization expense for identifiable intangible assets during the remainder of 2017 and the next five years is as follows:

(in thousands)
Remainder of 2017	$2,096
2018	7,500
2019	4,911
2020	2,671
2021	2,011
2022	1,283

6.Deficit

The following tables represent changes in deficit that are attributable to our shareholders and noncontrolling interests for the nine month periods ended September 30, 2017 and 2016.

			Accumulated
	Additional		Other
	Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
(in thousands)	Capital	Deficit	Loss	Interests	Deficit
Balance at December 31, 2016	$244,986	$(296,826)	$(7,826)	$181	$(59,485)
Net (loss) income	—	(7,585)	—	295	(7,290)
Other comprehensive income	—	—	556	—	556
Contribution from Parent	1,900	—	—	—	1,900
Share-based compensation	2,336	—	—	—	2,336
Stock options exercised	66	—	—	—	66
Cash distributions to noncontrolling interests	—	—	—	(229)	(229)
Balance at September 30, 2017	$249,288	$(304,411)	$(7,270)	$247	$(62,146)

			Accumulated
	Additional		Other
	Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
(in thousands)	Capital	Deficit	Loss	Interests	Deficit
Balance at December 31, 2015	$241,833	$(283,066)	$(8,165)	$240	$(49,158)
Net (loss) income	—	(9,099)	—	240	(8,859)
Other comprehensive income	—	—	555	—	555
Share-based compensation	2,272	—	—	—	2,272
Stock options exercised	78	—	—	—	78
Cash distributions to noncontrolling interests	—	—	—	(277)	(277)
Balance at September 30, 2016	$244,183	$(292,165)	$(7,610)	$203	$(55,389)

7.Share-Based Compensation

During the nine months ended September 30, 2017, activity under the 2007 Stock Option Plan (the “2007 Stock Option Plan”), of UHS Holdco, Inc., our parent company (“Parent”), was as follows:

				Weighted
				average
		Weighted	Aggregate	remaining
	Number of	average	intrinsic	contractual
(in thousands, except exercise price and years)	options	exercise price	value	term (years)
Outstanding at December 31, 2016	36,973	$0.77	$9,315	7.8
Granted	968	1.19
Exercised	(85)	0.78	$35
Forfeited or expired	(574)	0.77
Outstanding at September 30, 2017	37,282	$0.78	$15,325	7.1
Exercisable at September 30, 2017	17,544	$0.73	$8,043	7.1
Remaining authorized options available for issue	6,197

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

We determine the fair value of stock options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as an expense on a straight-line basis over the options’ expected vesting periods. The following assumptions were used in determining the fair value of stock options granted during the nine months ended September 30, 2017 and 2016 under the Black-Scholes model.

	Nine Months Ended
	September 30,
	2017	2016
Risk-free interest rate	1.72%	1.50%
Expected volatility	29.0%	30.9%
Dividend yield	N/A	N/A
Expected option life (years)	4.97	5.83
Black-Scholes Value of options	$0.34	$0.33

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

At September 30, 2017, unearned non-cash share-based compensation that we expect to recognize as expense over a weighted average period of 1.6 years totals approximately $4.3 million, net of our estimated forfeiture rate of 2.0%. The expense could be accelerated upon the sale of Parent or the Company.

In April 2015, Parent granted the Company’s Chief Executive Officer 7.0 million restricted stock units which vest over four years. Total compensation expense related to this grant was $0.3 million and $0.3 million for the three months ended September 30, 2017 and 2016, respectively, and $0.9 million and $0.9 million for the nine months ended September 30, 2017 and 2016, respectively.

Although Parent grants stock options and restricted stock units, the Company recognizes compensation cost, primarily included in Selling, General and Administrative expense, related to these options and units since the services are performed for its benefit.

8.Long-Term Debt

Long-term debt consists of the following:

	September 30,	December 31,
(in thousands)	2017	2016
Original notes - 7.625% (1)	$421,460	$420,523
Add-on notes - 7.625% (2)	224,701	225,743
Senior secured credit facility (3)	61,588	43,917
Capital lease obligations	17,138	17,134
	724,887	707,317
Less: Current portion of long-term debt	(4,913)	(5,454)
Total long-term debt	$719,974	$701,863

(1)	The carrying value of the Original notes - 7.625% is net of unamortized deferred financing costs of $3.5 and $4.5 million as of September 30, 2017 and December 31, 2016, respectively.
(2)

The carrying value of the Add-on notes - 7.625% is net of unamortized deferred financing costs of $1.5 and $1.9 million as of September 30, 2017 and December 31, 2016, respectively, and includes unamortized bond premium of $6.2 and $7.6 million as of September 30, 2017 and December 31, 2016, respectively.

(3)	The carrying value of the Senior secured credit facility is net of unamortized deferred financing costs of $1.4 and $1.8 million as of September 30, 2017 and December 31, 2016, respectively.

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

As of September 30, 2017, we had $93.5 million of availability under the senior secured credit facility based on a borrowing base of $161.4 million less borrowings of $63.0 million and after giving effect to $4.9 million used for letters of credit.

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

At September 30, 2017, we had $63.0 million of borrowings outstanding of which $23.0 million was accruing interest at a rate of 2.9867%,  $6.0 million was accruing interest at a rate of 2.9850%,  $30.0 million was accruing interest at a rate of 2.9844% and $4.0 million was accruing interest at a rate of 5.00%.

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

10.Related Party Transactions

Management Agreement

On May 31, 2007, we and affiliates of Irving Place Capital (together with its affiliates, “IPC”) entered into a professional services agreement pursuant to which IPC provides general advisory and management services to us with respect to financial and operating matters.  IPC is a principal owner of Parent, and each of Robert Juneja and Bret Bowerman are members of our board of directors and are associated with IPC. The professional services agreement requires us to pay an annual fee for ongoing advisory and management services equal to the greater of $0.5 million or 0.75% of our Adjusted EBITDA (as defined in the professional services agreement) for the immediately preceding fiscal year, payable in quarterly installments. The professional services agreement provides that IPC will be reimbursed for its reasonable out-of-pocket expenses in connection with certain activities undertaken pursuant to the professional services agreement and will be indemnified for liabilities incurred in connection with its role under the professional services agreement, other than for liabilities resulting from its gross negligence or willful misconduct. The term of the professional services agreement commenced on May 31, 2007 and will remain in effect unless and until either party notifies the other of its desire to terminate, we are sold to a third-party purchaser or we consummate a qualified initial public offering, as defined in the professional services agreement. Total professional services fees incurred to IPC were $0.2 and $0.2 million for the three month periods ended September 30, 2017 and 2016, respectively,  and $0.7 and $0.6 million for the nine month periods ended September 30, 2017 and 2016, respectively.

In connection with the Restricted Stock Unit Award Agreement, dated as of April 13, 2015, between an officer and the Company, we entered into promissory note agreements with the officer dated April 13, 2016 for a total amount of $1.0 million and dated April 13, 2017 for a total amount of $0.9 million which are included in other long-term assets in the Consolidated Balance Sheets. These note receivables bear annual interest at 1.45%-2.12%. The principal and accrued interest of these notes are due on the earliest of (i) the seventh anniversary of the date of this loan, (ii) any event with respect to borrower, which, in any such case of the loan were to remain outstanding on and after such date, would result in violation of Section 402 of the Sarbanes-Oxley Act of 2002, (iii) and certain events of default or (iv) a change in control. Interest income for these notes was $0.009 and $0.004 million for the three month periods ended September 30, 2017 and 2016, respectively, and $0.020 and $0.007 million for the nine month periods ended September 30, 2017 and 2016, respectively.

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

11.Limited Liability Companies

We participate with others in the formation of LLCs in which Surgical Services becomes a partner and shares the financial interest with the other investors. Surgical Services is the primary beneficiary of these LLCs. These LLCs acquire certain medical equipment for use in their respective business activities, which generally focus on surgical procedures. The LLCs will acquire medical equipment for rental purposes under equipment financing leases. At September 30, 2017, the LLCs had approximately $0.9 million of total assets. The third party investors in each respective LLC generally provide the lease financing company with individual proportionate lease guarantees based on their respective ownership percentages in the LLCs. In addition, Surgical Services will provide such financing companies with its corporate guarantee based on its respective ownership interest in each LLC. In certain instances, Surgical Services has provided such financing companies with an overall corporate guarantee in connection with equipment financing transactions. In such instances, the individual investors in each respective LLC will generally indemnify us against losses, if any, incurred in connection with its corporate guarantee. Additionally, we provide operational and administrative support to the LLCs in which it is a partner. As of September 30, 2017, we held interests in four active LLCs.

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

12.Segment Information

Our reporting segments consist of Medical Equipment Solutions (“MES”), Clinical Engineering Solutions (“CES”) and Surgical Services (“SS”). Certain operating information for our segments as well as a reconciliation of total Company gross margin to loss before income taxes and noncontrolling interest was as follows:

Medical Equipment Solutions

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues	$70,714	$73,463	$223,769	$228,633
Cost of revenue	32,945	33,146	100,156	104,640
Medical equipment depreciation	13,005	14,008	39,750	42,389
Gross margin	$24,764	$26,309	$83,863	$81,604

Clinical Engineering Solutions

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues	$34,173	$26,926	$103,938	$77,968
Cost of revenue	26,766	21,278	81,156	61,946
Gross margin	$7,407	$5,648	$22,782	$16,022

Surgical Services

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues	$18,885	$17,559	$54,926	$51,091
Cost of revenue	9,932	9,461	29,363	27,183
Medical equipment depreciation	1,760	1,537	5,072	4,403
Gross margin	$7,193	$6,561	$20,491	$19,505

Total Gross Margin and Reconciliation to Loss Before Income Taxes and Noncontrolling Interest

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Total gross margin	$39,364	$38,518	$127,136	$117,131
Selling, general and administrative	28,794	28,757	93,742	88,853
(Gain) on settlement	—	—	—	(2,750)
Interest expense	13,284	13,081	39,796	39,210
Loss before income taxes and noncontrolling interest	$(2,714)	$(3,320)	$(6,402)	$(8,182)

Total Assets by Reporting Segment

(in thousands)

	September 30,	December 31,
	2017	2016
Medical Equipment Solutions	$559,181	$584,597
Clinical Engineering Solutions	131,654	131,537
Surgical Services	103,998	101,989
Total Company Assets	$794,833	$818,123

The following table provides additional detail on percentage of revenue for each group of similar products sold or services provided in the MES, CES and SS segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
MES
Equipment usage solutions	55.5%	59.1%	56.6%	60.0%
Equipment/disposable sales	1.6	3.2	1.8	3.9
	57.1	62.3	58.4	63.9
CES
Service solutions	27.6	22.8	27.2	21.8
SS
Equipment usage solutions	15.1	14.7	14.2	14.1
Equipment/disposable sales	0.2	0.2	0.2	0.2
	15.3	14.9	14.4	14.3
Total revenues	100.0%	100.0%	100.0%	100.0%

13.Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We evaluate the recoverability of our deferred tax assets by scheduling the expected reversals of deferred tax assets and liabilities in order to determine whether net operating loss carry forwards are recoverable prior to expiration and have established a valuation allowance in accordance with ASC Topic 740,  “Income Taxes”. The tax expense for the three and nine months ended September 30, 2017 primarily relates to state income taxes and tax amortization on indefinite-life intangibles. The expected tax benefit from operating loss during the three and nine months ended September 30, 2017 was offset by the recording of additional valuation allowance. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

At September 30, 2017, the Company had available unused federal net operating loss carryforwards of approximately $210.2 million. The net operating loss carryforwards will expire at various dates from 2018 through 2037.

14.Consolidating Financial Statements

In accordance with the provisions of the 2012 Indenture, as 100%-owned subsidiaries of UHS, Surgical Services and RES have jointly and severally guaranteed all the Company’s Obligations (as defined in the 2012 Indenture) on a full and unconditional basis. Consolidating financial information of UHS and the guarantors is presented on the following pages.

Universal Hospital Services, Inc.

Consolidating Balance Sheets

(in thousands, except share and per share  information)

(unaudited)

	September 30, 2017
	Parent	Subsidiary
	Issuer	Guarantors	Consolidating
	UHS	SS & RES	Adjustments	Consolidated
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts	$72,388	$11,947	$—	$84,335
Due from affiliates	33,312	—	(33,312)	—
Inventories	4,659	5,885	—	10,544
Other current assets	6,091	599	—	6,690
Total current assets	116,450	18,431	(33,312)	101,569
Property and equipment:
Medical equipment	556,102	60,756	—	616,858
Property and office equipment	88,032	11,598	—	99,630
Accumulated depreciation	(477,374)	(48,304)	—	(525,678)
Total property and equipment, net	166,760	24,050	—	190,810
Other long-term assets:
Goodwill	283,141	62,956	—	346,097
Investment in subsidiary	74,879	—	(74,879)	—
Other intangibles, net	137,387	15,768	—	153,155
Other	2,407	795	—	3,202
Total assets	$781,024	$122,000	$(108,191)	$794,833
Liabilities and (Deficit) Equity
Current liabilities:
Current portion of long-term debt	$3,466	$1,447	$—	$4,913
Book overdrafts	1,966	(129)	—	1,837
Due to affiliates	—	33,312	(33,312)	—
Accounts payable	24,219	3,829	—	28,048
Accrued compensation	11,107	2,114	—	13,221
Accrued interest	6,418	—	—	6,418
Other accrued expenses	15,029	1,181	—	16,210
Total current liabilities	62,205	41,754	(33,312)	70,647
Long-term debt, less current portion	716,818	3,156	—	719,974
Pension and other long-term liabilities	12,815	1	—	12,816
Deferred income taxes, net	51,564	1,978	—	53,542
Commitments and contingencies
(Deficit) Equity
Common stock	—	—	—	—
Additional paid-in capital	249,303	75,987	(76,002)	249,288
Accumulated deficit	(303,288)	(1,123)	—	(304,411)
Accumulated loss in subsidiary	(1,123)	—	1,123	—
Accumulated other comprehensive loss	(7,270)	—	—	(7,270)
Total Universal Hospital Services, Inc. (deficit) equity	(62,378)	74,864	(74,879)	(62,393)
Noncontrolling interest	—	247	—	247
Total (deficit) equity	(62,378)	75,111	(74,879)	(62,146)
Total liabilities and (deficit) equity	$781,024	$122,000	$(108,191)	$794,833

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

Universal Hospital Services, Inc.

Consolidating Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended September 30, 2017
	Parent	Subsidiary
	Issuer	Guarantors	Consolidating
	UHS	SS & RES	Adjustments	Consolidated
Revenue
Medical equipment solutions	$70,714	$—	$—	$70,714
Clinical engineering solutions	29,310	4,863	—	34,173
Surgical services	—	18,885	—	18,885
Total revenues	100,024	23,748	—	123,772
Cost of Revenue
Cost of medical equipment solutions	32,945	—	—	32,945
Cost of clinical engineering solutions	23,270	3,496	—	26,766
Cost of surgical services	—	9,932	—	9,932
Medical equipment depreciation	13,005	1,760	—	14,765
Total costs of revenues	69,220	15,188	—	84,408
Gross margin	30,804	8,560	—	39,364
Selling, general and administrative	22,676	6,118	—	28,794
Operating income	8,128	2,442	—	10,570
Equity in earnings of subsidiary	(1,020)	—	1,020	—
Interest expense	12,677	607	—	13,284
(Loss) income before income taxes and noncontrolling interest	(3,529)	1,835	(1,020)	(2,714)
(Benefit) provision for income taxes	(422)	815	—	393
Consolidated net (loss) income	(3,107)	1,020	(1,020)	(3,107)
Net income attributable to noncontrolling interest	—	125	—	125
Net (loss) income attributable to Universal Hospital Services, Inc.	$(3,107)	$895	$(1,020)	$(3,232)

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

Universal Hospital Services, Inc.

Consolidating Statements of Operations

(in thousands)

(unaudited)

	Nine Months Ended September 30, 2017
	Parent	Subsidiary
	Issuer	Guarantors	Consolidating
	UHS	SS & RES	Adjustments	Consolidated
Revenue
Medical equipment solutions	$223,769	$—	$—	$223,769
Clinical engineering solutions	88,989	14,949	—	103,938
Surgical services	—	54,926	—	54,926
Total revenues	312,758	69,875	—	382,633
Cost of Revenue
Cost of medical equipment solutions	100,156	—	—	100,156
Cost of clinical engineering solutions	70,502	10,654	—	81,156
Cost of surgical services	—	29,363	—	29,363
Medical equipment depreciation	39,750	5,072	—	44,822
Total costs of revenues	210,408	45,089	—	255,497
Gross margin	102,350	24,786	—	127,136
Selling, general and administrative	75,002	18,740	—	93,742
Operating income	27,348	6,046	—	33,394
Equity in earnings of subsidiary	(2,362)	—	2,362	—
Interest expense	38,011	1,785	—	39,796
(Loss) income before income taxes and noncontrolling interest	(8,301)	4,261	(2,362)	(6,402)
(Benefit) provision for income taxes	(1,011)	1,899	—	888
Consolidated net (loss) income	(7,290)	2,362	(2,362)	(7,290)
Net income attributable to noncontrolling interest	—	295	—	295
Net (loss) income attributable to Universal Hospital Services, Inc.	$(7,290)	$2,067	$(2,362)	$(7,585)

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

Universal Hospital Services, Inc.

Consolidating Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended September 30, 2017				Nine Months Ended September 30, 2017
	Parent	Subsidiary			Parent	Subsidiary
	Issuer	Guarantors	Consolidating		Issuer	Guarantors	Consolidating
	UHS	SS & RES	Adjustments	Consolidated	UHS	SS & RES	Adjustments	Consolidated
Consolidated net (loss) income	$(3,107)	$1,020	$(1,020)	$(3,107)	$(7,290)	$2,362	$(2,362)	$(7,290)
Other comprehensive income:
Gain on minimum pension liability, net of tax	185	—	—	185	556	—	—	556
Total other comprehensive income	185	—	—	185	556	—	—	556
Comprehensive (loss) income	(2,922)	1,020	(1,020)	(2,922)	(6,734)	2,362	(2,362)	(6,734)
Comprehensive income attributable to noncontrolling interest	—	125	—	125	—	295	—	295
Comprehensive (loss) income attributable to Universal Hospital Services, Inc.	$(2,922)	$895	$(1,020)	$(3,047)	$(6,734)	$2,067	$(2,362)	$(7,029)

	Three Months Ended September 30, 2016				Nine Months Ended September 30, 2016
	Parent	Subsidiary			Parent	Subsidiary
	Issuer	Guarantor	Consolidating		Issuer	Guarantor	Consolidating
	UHS	Surgical Services	Adjustments	Consolidated	UHS	Surgical Services	Adjustments	Consolidated
Consolidated net (loss) income	$(3,610)	$689	$(689)	$(3,610)	$(8,859)	$1,957	$(1,957)	$(8,859)
Other comprehensive income:
Gain on minimum pension liability, net of tax	185	—	—	185	555	—	—	555
Total other comprehensive income	185	—	—	185	555	—	—	555
Comprehensive (loss) income	(3,425)	689	(689)	(3,425)	(8,304)	1,957	(1,957)	(8,304)
Comprehensive income attributable to noncontrolling interest	—	105	—	105	—	240	—	240
Comprehensive (loss) income attributable to Universal Hospital Services, Inc.	$(3,425)	$584	$(689)	$(3,530)	$(8,304)	$1,717	$(1,957)	$(8,544)

Universal Hospital Services, Inc.

Consolidating Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30, 2017
	Parent	Subsidiary
	Issuer	Guarantors	Consolidating
	UHS	SS & RES	Adjustments	Consolidated
Cash flows from operating activities:
Consolidated net (loss) income	$(7,290)	$2,362	$(2,362)	$(7,290)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	46,791	6,298	—	53,089
Amortization of intangibles, deferred financing costs and bond premium	3,841	3,851	—	7,692
Equity in earnings of subsidiary	(2,362)	—	2,362	—
Provision for doubtful accounts	221	(14)	—	207
Provision for inventory obsolescence	192	130	—	322
Non-cash share-based compensation expense	1,965	371	—	2,336
Gain on sales and disposals of equipment	(1,827)	58	—	(1,769)
Deferred income taxes	1,308	(983)	—	325
Interest on note receivable	(20)	—	—	(20)
Changes in operating assets and liabilities:
Accounts receivable	(807)	529	—	(278)
Due from affiliates	(4,418)	—	4,418	—
Inventories	(97)	366	—	269
Other operating assets	451	(304)	—	147
Accounts payable	(1,230)	(1,029)	—	(2,259)
Other operating liabilities	(17,667)	(1,370)	—	(19,037)
Net cash provided by operating activities	19,051	10,265	4,418	33,734
Cash flows from investing activities:
Medical equipment purchases	(28,024)	(6,528)	—	(34,552)
Property and office equipment purchases	(4,558)	(164)	—	(4,722)
Proceeds from disposition of property and equipment	3,105	27	—	3,132
Issuance of note receivable from officer	(936)	—	—	(936)
Acquisition and refund of escrow	3,717	(5,613)	—	(1,896)
Net cash used in investing activities	(26,696)	(12,278)	—	(38,974)
Cash flows from financing activities:
Proceeds under senior secured credit facility	130,223	—	—	130,223
Payments under senior secured credit facility	(112,942)	—	—	(112,942)
Payments of principal under capital lease obligations	(3,734)	(1,181)	—	(4,915)
Distributions to noncontrolling interests	—	(229)	—	(229)
Proceeds from exercise of parent company stock options	66	—	—	66
Contribution from Parent	1,900	—	—	1,900
Due to affiliates	—	4,418	(4,418)	—
Change in book overdrafts	(7,868)	(995)	—	(8,863)
Net cash provided by financing activities	7,645	2,013	(4,418)	5,240
Net change in cash and cash equivalents	—	—	—	—
Cash and cash equivalents at the beginning of period	—	—	—	—
Cash and cash equivalents at the end of period	$—	$—	$—	$—

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

15.Restructuring

We incurred no restructuring expense during the three months and nine months ended September 30, 2017 and 2016.  As of December 31, 2016, we had $0.1 million of restructuring liability. For the nine months ended September 30, 2017,  $0.1 million in restructuring charges was paid. As of December 31, 2015, we had $2.4 million of restructuring liability. For the nine months ended September 30, 2016,  $2.2 million in restructuring charges was paid and the remaining $0.2 million was a liability as of September 30, 2016.

16.Concentration

One customer accounted for approximately 15% and 16% of total revenue for the nine months ended September 30, 2017 and 2016, respectively.

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

UHS delivers health care solutions through three segments: Medical Equipment Solutions (“MES”), Clinical Engineering Solutions (“CES”) and Surgical Services (“SS”). As of September 30, 2017, we owned or managed more than 700,000 units of medical equipment consisting of approximately 400,000 units of medical equipment in our MES segment, approximately 300,000 units of customer-owned equipment in our CES segment and approximately 7,000 units of owned or managed mobile surgical equipment in our SS segment. Our diverse customer base includes more than 7,000 active national, regional and local acute care hospitals and alternate site providers (such as long-term acute care hospitals, skilled nursing facilities, surgery centers, specialty hospitals, nursing homes and home care providers). We also have relationships with more than 200 medical device manufacturers, many of the nation’s largest group purchasing organizations (“GPOs”) and many health system integrated delivery networks (“IDNs”).  We deliver our solutions through our nationwide network of 82 district service centers, five CES Centers of Excellence and an additional four stand-alone SS service centers. Our fees are paid directly by our customers rather than by direct reimbursement from third-party payors, such as private insurers, Medicare or Medicaid.

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

Medical Equipment Solutions

Our MES segment accounted for $70.7 and $73.5 million, or approximately 57.1% and 62.3% of our revenues, for the three months ended September 30, 2017 and 2016, respectively and $223.8 and $228.6 million, or approximately 58.5% and 63.9% of our revenues, for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017,  the MES segment owned or managed approximately 400,000 units of medical equipment ranging across many clinical categories, manufacturers and models.  These solutions are provided primarily to hospitals and other acute care providers for use through their facilities, including the emergency room, operating room, critical care, intensive care, rehabilitation and general patient care areas.

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

Clinical Engineering Solutions

Our CES segment accounted for $34.2 and $26.9 million, or approximately 27.6% and 22.8% of our revenues, for the three months ended September 30, 2017 and 2016, respectively and $103.9 and $78.0 million, or approximately 27.2% and 21.8% of our revenues, for the nine months ended September 30, 2017 and 2016, respectively. We offer a broad range of inspection, preventive maintenance, repair, logistic and consulting services through our team of more than 420 technicians and professionals located throughout the United States in our nationwide network of service centers.  We managed more than 300,000 units of customer owned equipment as of September 30, 2017.  In addition, as of September 30, 2017, we serviced approximately 400,000 units that we own or directly manage in our MES segment.

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

Surgical Services

Our SS segment accounted for $18.9 and $17.6 million, or approximately 15.3% and 14.9% of our revenues, for the three months ended September 30, 2017 and 2016,  respectively and $54.9 and $51.1 million, or approximately 14.4% and 14.3% of our revenues, for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, we owned or managed more than 7,000 units of mobile surgical equipment in our SS segment, primarily used in the practice of general surgery, orthopedic surgery, otolaryngology, urology, obstetrics, gynecology, podiatry, dermatology and plastic/cosmetics.

SS provides high end, state-of-the-art surgical equipment and associated products along with trained and certified Surgical Equipment Technologists (“technologists”) to assist in the procedural operation of the equipment. We provide these services to more than 1,000 acute care hospitals and surgery centers through our nationwide network of 82 district service centers and an additional four stand-alone SS service centers. Our technologists work in the operating room (“OR”) and support physicians and OR personnel. The services are offered on a per-procedure basis. Our technologists deliver, set up, and create a safe environment for hospital and clinical personnel operating the equipment and provide all necessary disposable materials needed. Our technologists work closely with our customers to confirm that all certifications and credentials meet requirements to provide on-site services. Our technologists also assist customers in the operation of facility-owned assets and supplement the training and staffing of their personnel.  As of September 30, 2017, SS provided solutions in 42 states.

We have two primary solutions in our SS segment:

•	On-Demand and Scheduled Usage Solutions; and
•	On-site Managed Solutions for hospitals and multi-facility healthsystems.

RESULTS OF OPERATIONS

The following discussion addresses:

•	our financial condition as of September 30, 2017 and
•	the results of operations for the three-month and nine-month periods ended September 30, 2017 and 2016.

This discussion should be read in conjunction with the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in our 2016 Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

The following table provides information on the percentages of certain items of selected financial data compared to total revenues for the three-month and nine-month periods ended September 30, 2017 and 2016.  The table below also indicates the percentage increase or decrease over the prior comparable period.

	Percent to Total Revenues		Percent	Percent to Total Revenues		Percent
	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2017	2016	(Decrease)	2017	2016	(Decrease)
Revenue
Medical equipment solutions	57.1%	62.3%	(3.7)%	58.5%	63.9%	(2.1)%
Clinical engineering solutions	27.6	22.8	26.9	27.2	21.8	33.3
Surgical services	15.3	14.9	7.6	14.4	14.3	7.5
Total revenues	100.0%	100.0%	4.9	100.1%	100.0%	7.0
Cost of Revenue
Cost of medical equipment solutions	26.6	28.1	(0.6)	26.2	29.3	(4.3)
Cost of clinical engineering solutions	21.6	18.0	25.8	21.2	17.3	31.0
Cost of surgical services	8.0	8.0	5.0	7.7	7.6	8.0
Medical equipment depreciation	11.9	13.2	(5.0)	11.7	13.1	(4.2)
Total costs of revenues	68.1	67.3	6.3	66.8	67.3	6.2
Gross margin	31.9	32.7	2.2	33.3	32.7	8.5
Selling, general and administrative	23.3	24.4	0.1	24.5	24.8	5.5
(Gain) on settlement	—	—	—	—	(0.8)	*
Operating income	8.6	8.3	8.3	8.8	8.7	7.6
Interest expense	10.7	11.1	1.6	10.4	11.0	1.5
Loss before income taxes and noncontrolling interest	(2.1)	(2.8)	(18.3)	(1.6)	(2.3)	(21.8)
Provision for income taxes	0.3	0.2	*	0.2	0.2	*
Consolidated net loss	(2.4)%	(3.0)%	(13.9)	(1.8)%	(2.5)%	(17.7)

*Not meaningful

Consolidated Results of Operations for the three months ended September 30, 2017 compared to the three months ended September 30, 2016

Total Revenue

Total revenue for the three months ended September 30, 2017 was $123.8 million, compared to $117.9 million for the three months ended September 30, 2016, an increase of $5.9 million or 4.9%.  The net increase was due to growth within our MES segment related to our managed 360 solutions of $1.9 million,  growth in our CES segment of $7.2 million related to the acquisition of RES of $4.9 million, growth in our on-site clinical engineering solutions and supplemental services program of $2.0 million and growth in our SS segment of $1.3 million. These increases were partially offset with the decline in our one time capital sales of $1.7 million and supplemental rental revenue of $2.9 million.

Cost of Revenue

Total cost of revenue for the three months ended September 30, 2017 was $84.4 million compared to $79.4 million for the three months ended September 30, 2016, an increase of $5.0 million or 6.3%. The net increase was primarily in our CES segment of $5.5 million due to the acquisition of RES and growth in our on-site clinical engineering solutions. The increase was partially offset with the decrease in medical equipment depreciation of $0.8 million.

Gross Margin

Total gross margin for the three months ended September 30, 2017 was $39.4 million, or 31.9% of total revenues, compared to $38.5 million, or 32.7% of total revenues, for the three months ended September 30, 2016, an increase of $0.9 million or 2.2%.  The decrease in gross margin as a percent of revenue for the quarter was primarily impacted by a revenue mix shift to lower margin CES business.

Medical Equipment Solutions

(in thousands)

	Three Months Ended
	September 30,
	2017	2016	Change	% Change
Total revenue	$70,714	$73,463	$(2,749)	(3.7)%
Cost of revenue	32,945	33,146	(201)	(0.6)
Medical equipment depreciation	13,005	14,008	(1,003)	(7.2)
Gross margin	$24,764	$26,309	$(1,545)	(5.9)
Gross margin %	35.0%	35.8%

Total revenue in the MES segment decreased $2.7 million, or 3.7%, to $70.7 million in the third quarter of 2017 as compared to the same period of 2016.  The decrease was primarily due to our strategy to reduce one time capital sales with customers. In addition, our supplemental rental revenue declined by $2.9 million which was partially offset by increases in our managed 360 solutions.

Total cost of revenue in the segment decreased $0.2 million, or 0.6%, to $32.9 million in the third quarter of 2017 as compared to the same period of 2016.  This decrease was due to the decrease in rental costs of $1.3 million largerly due to lower technician repair parts expense and the decrease in cost of equipment sales of $0.6 million, partially offset by the increases in costs to support growth in our managed 360 solutions of $1.7 million largely due to the increase in employee related costs.

Medical equipment depreciation decreased $1.0 million, or 7.2%, to $13.0 million in the third quarter of 2017 as compared to the same period of 2016. The decrease in medical equipment depreciation was primarily due to reduced depreciation resulting from disposals of certain medical equipment.

Gross margin percentage for the MES segment decreased from 35.8% in the third quarter of 2016 to 35.0% in the same period of 2017. Gross margin rate was impacted by higher employee related costs in our managed 360 solutions.

Clinical Engineering Solutions

(in thousands)

	Three Months Ended
	September 30,
	2017	2016	Change	% Change
Total revenue	$34,173	$26,926	$7,247	26.9%
Cost of revenue	26,766	21,278	5,488	25.8
Gross margin	$7,407	$5,648	$1,759	31.1
Gross margin %	21.7%	21.0%

Total revenue in the CES segment increased $7.2 million, or 26.9%, to $34.2 million in the third quarter of 2017 as compared to the same period of 2016. The increase was primarily due to the acquisition of RES and organic growth in our on-site clinical engineering solutions from both new and existing customers.

Total cost of revenue in the segment increased $5.5 million, or 25.8%, to $26.8 million in the third quarter of 2017 as compared to the same period of 2016. The increase was primarily attributable to the acquisition of RES and growth in our on-site clinical engineering solutions. These expenses are primarily related to vendor expense to support revenue growth and mix shifts in type of service provided to customers.

Gross margin percentage for the CES segment increased from 21.0% in the third quarter of 2016 to 21.7% in the same period of 2017. Gross margin percentage fluctuates based on the variability of third-party vendor expenses in our on-site clinical engineering solutions and supplemental service programs, as well as fluctuation of services being performed in house for manufacturer services.

Surgical Services

(in thousands)

	Three Months Ended
	September 30,
	2017	2016	Change	% Change
Total revenue	$18,885	$17,559	$1,326	7.6%
Cost of revenue	9,932	9,461	471	5.0
Medical equipment depreciation	1,760	1,537	223	14.5
Gross margin	$7,193	$6,561	$632	9.6
Gross margin %	38.1%	37.4%

Total revenue in the SS segment increased $1.3 million, or 7.6%, to $18.9 million in the third quarter of 2017 as compared to the same period of 2016. The increase was primarily driven by organic growth in our surgical services business.

Total cost of revenue in the segment increased $0.5 million, or 5.0%, to $9.9 million in the third quarter of 2017 as compared to the same period of 2016. The increase was primarily attributable to an increase in employee related costs to support growth in our surgical services business.

Medical equipment depreciation increased $0.2 million, or 14.5%, to $1.8 million in the third quarter of 2017 as compared to the same period of 2016.   The increase in medical equipment depreciation was primarily due to higher capital expenditures to support the growth of the business.

Gross margin percentage for the SS segment increased from 37.4% in the third quarter of 2016 to 38.1% in the same period of 2017. The increase in gross margin percentage was primarily due to the mix of modalities resulting in lower fiber costs.

Selling, General and Administrative and Interest Expense

(in thousands)

	Three Months Ended
	September 30,
	2017	2016	Change	% Change
Selling, general and administrative	$28,794	$28,757	$37	0.1%
Interest expense	13,284	13,081	203	1.6

Selling, General and Administrative

Selling, general and administrative expense was flat for the third quarter of 2017 as compared to the same period of 2016.

Selling, general and administrative expense as a percentage of total revenue was 23.3% and 24.4% for the quarters ended September 30, 2017 and 2016, respectively. The decrease in selling, general and administrative expenses as a percentage of total revenue was impacted by our revenue growth while holding expenses flat for the quarter.

Interest Expense

Interest expense increased $0.2 million to $13.3 million for the third quarter of 2017 as compared to the same period of 2016.

Income Taxes

Income taxes were an expense of $0.4 and $0.3 million for the three months ended September 30, 2017 and 2016, respectively. The tax expense for the three months ended September 30, 2017 and 2016 primarily related to state income taxes and tax amortization on indefinite-life intangibles. The expected tax benefit from operating loss during the three months ended September 30, 2017 was offset by the recording of additional valuation allowance. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

Consolidated Net Loss

Consolidated net loss decreased $0.5 million to $3.1 million in the third quarter of 2017 as compared to the same period of 2016.  Net loss was impacted by the increase in revenue and holding expenses flat during the third quarter of 2017.

Consolidated Results of Operations for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Total Revenue

Total revenue for the nine months ended September 30, 2017 was $382.6 million, compared to $357.7 million for the nine months ended September 30, 2016, an increase of $24.9 million or 7.0%.  The net increase was due to additional revenue within our MES segment related to growth in our managed 360 solutions of $7.9 million, growth in our CES segment of $26.0 million related to the acquisition of RES of $14.9 million and growth in our on-site clinical engineering solutions of $7.7 million and growth in our SS segment of $3.8 million. These increases were partially offset by the decreases in one time capital sales of $7.2 million and supplemental rental revenue of $5.6 million in our MES segment.

Cost of Revenue

Total cost of revenue for the nine months ended September 30, 2017 was $255.5 million compared to $240.6 million for the nine months ended September 30, 2016, an increase of $14.9 million or 6.2%.  The net increase was primarily in our CES segment of $19.2 million due to the acquisition of RES and growth in our on-site clinical engineering solutions, an increase in our MES segment related to managed 360 solutions cost of $4.3 million and an increase in SS segment of $2.2 million. The increase was partially offset with the decreases in cost of equipment sales of $5.9 million, other rental cost of $2.9 million and medical equipment depreciation of $2.0 million.

Gross Margin

Total gross margin for the nine months ended September 30, 2017 was $127.1 million, or 33.3% of total revenues, compared to $117.1 million, or 32.7% of total revenues, for the nine months ended September 30, 2016, an increase of $10.0 million or 8.5%.  The increase in gross margin as a percent of revenue was primarily impacted by positive leverage from volume growth and a reduction in the low margin sales and remarketing revenue.

Medical Equipment Solutions

(in thousands)

	Nine Months Ended
	September 30,
	2017	2016	Change	% Change
Total revenue	$223,769	$228,633	$(4,864)	(2.1)%
Cost of revenue	100,156	104,640	(4,484)	(4.3)
Medical equipment depreciation	39,750	42,389	(2,639)	(6.2)
Gross margin	$83,863	$81,604	$2,259	2.8
Gross margin %	37.5%	35.7%

Total revenue in the MES segment decreased $4.9 million, or 2.1%, to $223.8 million in the first nine months of 2017 as compared to the same period of 2016.  The decrease was primarily due to the decline in capital sales of $7.2 million mostly due to our strategy to reduce one time capital sales with customers. In addition, our supplemental rental revenue declined by $5.6 million which was partially offset by increases in our managed 360 solutions.

Total cost of revenue in the segment decreased $4.5 million, or 4.3%, to $100.2 million in the first nine months of 2017 as compared to the same period of 2016.  This decrease was primarily from the cost of equipment sales of $5.9 million and a decrease in rental cost of $2.9 million. The decreases were partially offset by the increase in costs to support growth in our managed 360 solutions of $4.3 million largely due to increases in employee related costs.

Medical equipment depreciation decreased $2.6 million, or 6.2%, to $39.8 million in the first nine months of 2017 as compared to the same period of 2016. The decrease in medical equipment depreciation was primarily due to reduced depreciation resulting from disposals of certain medical equipment.

Gross margin percentage for the MES segment increased from 35.7% in the first nine months of 2016 to 37.5% in the same period of 2017. Gross margin rate was impacted by the decline in sales and remarketing revenue as these revenues typically have lower margins versus the other service offerings within the MES segment.

Clinical Engineering Solutions

(in thousands)

	Nine Months Ended
	September 30,
	2017	2016	Change	% Change
Total revenue	$103,938	$77,968	$25,970	33.3%
Cost of revenue	81,156	61,946	19,210	31.0
Gross margin	$22,782	$16,022	$6,760	42.2
Gross margin %	21.9%	20.5%

Total revenue in the CES segment increased $26.0 million, or 33.3%, to $103.9 million in the first nine months of 2017 as compared to the same period of 2016. The increase was primarily due to the acquisition of RES and organic growth in our on-site clinical engineering solutions from both new and existing customers.

Total cost of revenue in the segment increased $19.2 million, or 31.0%, to $81.2 million in the first nine months of 2017 as compared to the same period of 2016. The increase is primarily attributable to acquisition of RES and the growth in our on-site clinical engineering solutions. These expenses are primarly related to vendor expenses and employee related costs to support the revenue growth and mix shifts in type of service provided to customers.

Gross margin percentage for the CES segment increased from 20.5% in the first nine months of 2016 to 21.9% in the same period of 2017.  Gross margin percentage fluctuates based on the variability of third-party vendor expenses in our on-site clinical engineering solutions and supplemental service programs, as well as fluctuation of services being performed for manufacturer services.

Surgical Services

(in thousands)

	Nine Months Ended
	September 30,
	2017	2016	Change	% Change
Total revenue	$54,926	$51,091	$3,835	7.5%
Cost of revenue	29,363	27,183	2,180	8.0
Medical equipment depreciation	5,072	4,403	669	15.2
Gross margin	$20,491	$19,505	$986	5.1
Gross margin %	37.3%	38.2%

Total revenue in the SS segment increased $3.8 million, or 7.5%, to $54.9 million in the first nine months of 2017 as compared to the same period of 2016. The increase was driven primarily by organic growth in our surgical services business.

Total cost of revenue in the segment increased $2.2 million, or 8.0%, to $29.4 million in the first nine months of 2017 as compared to the same period of 2016. The increase was primarily attributable to the increases in employee related costs to support growth in our surgical services business.

Medical equipment depreciation increased $0.7 million, or 15.2%, to $5.1 million in the first nine months of 2017 as compared to the same period of 2016. The increase in medical equipment depreciation was primarily due to higher capital expenditures to support the growth of the business.

Gross margin percentage for the SS segment decreased from 38.2% in the first nine months of 2016 to 37.3% in the same period of 2017. The decrease in gross margin percentage was primarily due to investments in labor and capital to support the growth of the business.

Selling, General and Administrative, Gain on Settlement and Interest Expense

(in thousands)

	Nine Months Ended
	September 30,
	2017	2016	Change	% Change
Selling, general and administrative	$93,742	$88,853	$4,889	5.5%
(Gain) on settlement	—	(2,750)	2,750	*
Interest expense	39,796	39,210	586	1.5

*Not meaningful

Selling, General and Administrative

Selling, general and administrative expense increased $4.9 million, or 5.5%, to $93.7 million for the first nine months of 2017 as compared to the same period of 2016. The increase was primarily due to the acquisition of RES and higher legal and payroll related costs.

Selling, general and administrative expense as a percentage of total revenue was 24.5% and 24.8% for the nine months ended September 30, 2017 and 2016, respectively.

Gain on Settlement

Gain on settlement of $2.8 million for the first nine months of 2016 was related to settlements with a supplier.

Interest Expense

Interest expense increased $0.6 million to $39.8 million for the first nine months of 2017 as compared to the same period of 2016.

Income Taxes

Income taxes were an expense of $0.9 and $0.7 million for the nine months ended September 30, 2017 and 2016, respectively. The tax expense for the nine months ended September 30, 2017 and 2016 primarily related to state income taxes and tax amortization on indefinite-life intangibles. The expected tax benefit from operating loss during the nine months ended September 30, 2017 was offset by the recording of additional valuation allowance. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

Consolidated Net Loss

Consolidated net loss decreased $1.6 million to $7.3 million in the first nine months of 2017 as compared to the same period of 2016.  Net loss was impacted primarily by the growth in revenue.

Adjusted EBITDA

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) was $101.9 and $96.3 million for the nine months ended September 30, 2017 and 2016, respectively.  Adjusted EBITDA for the nine months ended September 30, 2017 was higher primarily due to the increase in revenues.

Adjusted EBITDA is defined as earnings attributable to UHS before interest expense, income taxes, depreciation and amortization and excludes non-cash share-based compensation expense, management, board and other nonrecurring gain, expenses or loss.  In addition to using Adjusted EBITDA internally as a measure of operational performance, we disclose it externally to assist analysts, investors and lenders in their comparisons of operational performance, valuation and debt capacity across companies with differing capital, tax and legal structures. Adjusted EBITDA, however, is not a measure of financial performance under accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered as an alternative to, or more meaningful than, net income as a measure of operating performance or to cash flows from operating, investing or financing activities or as a measure of liquidity.  Since Adjusted EBITDA is not a measure determined in accordance with GAAP and is thus susceptible to varying interpretations and calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. Adjusted EBITDA does not represent an amount of funds that is available for management’s discretionary use. A reconciliation of net loss attributable to UHS to Adjusted EBITDA is included below:

	Nine Months Ended
	September 30,
(in thousands)	2017	2016
Net loss attributable to Universal Hospital Services, Inc.	$(7,585)	$(9,099)
Interest expense	39,796	39,210
Provision for income taxes	888	677
Depreciation and amortization of intangibles	60,497	63,328
EBITDA	93,596	94,116
(Gain) on settlement	—	(2,750)
Non-cash share-based compensation expense	2,336	2,272
Management, board and other	5,972	2,687
Adjusted EBITDA	$101,904	$96,325

Other Financial Data:
Net cash provided by operating activities	$33,734	$22,512
Net cash used in investing activities	(38,974)	(37,024)
Net cash provided by financing activities	5,240	14,512

Other Operating Data (as of end of period):
Medical equipment (approximate number of owned outsourcing units)	242,000	246,000
District service centers	82	83
SS stand-alone service centers	4	5
Centers of Excellence	5	5

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

Net cash provided by operating activities was $33.7 and $22.5 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in net cash provided by operating activities was primarily due to higher earnings and timing of accounts receivable collections.

Net cash used in investing activities was $39.0 and $37.0 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in  net cash used in investing activities was primarily due to acquisitions and lower proceeds from sale of medical equipment in 2017 compared to the same period in 2016.

Net cash provided by financing activities was $5.2 and $14.5 million for the nine months ended September 30, 2017 and 2016, respectively.  The change in net cash provided by financing activities was primarily due to lower net borrowings in 2017 compared to the same period in 2016.

Based on the level of operating performance expected in 2017, we believe our cash from operations and additional borrowings under our senior secured credit facility will meet our liquidity needs for the foreseeable future, exclusive of any borrowings that we may make to finance potential acquisitions.  However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could be adversely affected.  As of September 30, 2017, we had $93.5 million of availability under the senior secured credit facility based on a borrowing base of $161.4 million less borrowings of $63.0 million and after giving effect to $4.9 million used for letters of credit.  As of September 30, 2016, we had $111.7 million of availability under the senior secured credit facility based on a borrowing base of $167.1 million less borrowings of $50.9 million and after giving effect to $4.5 million used for letters of credit.

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

Interest Rates

We use both fixed and variable rate debt as sources of financing.  At September 30, 2017, we had approximately $731.3 million of total debt outstanding of which $63.0 million was bearing interest at variable rates. Based on variable debt levels at September 30, 2017, a 1.0 percentage point change in interest rates on variable rate debt would have resulted in annual interest expense fluctuating by approximately $0.6 million.

Fuel Costs

We are also exposed to market risks related to changes in the price of gasoline used to fuel our fleet of delivery and sales vehicles.  A hypothetical 10% increase in the first nine months of 2017 average price of unleaded gasoline, assuming gasoline usage levels for the nine months ended September 30, 2017, would lead to an annual increase in fuel costs of approximately $0.4 million.

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

Other Market Risk

As of September 30, 2017, we have no other material exposure to market risk.

Item 4.  Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Defaults upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

On November 9, 2017, the Board appointed Keith Zadourian to serve as a member of the Board and a member of the Compensation Committee, effective November 9, 2017.

Mr. Zadourian is 41 years old.  Since 2005, Mr. Zadourian has been with Irving Place Capital, formerly known as Bear Stearns Merchant Banking (“BSMB”) and is currently a Partner with the firm.  When with BSMB, Mr. Zadourian held the position of Vice President. Prior to joining BSMB in 2005, Mr. Zadourian worked as an Associate at Veritas Capital. Mr. Zadourian currently serves on the Board of Directors of Alpha Packaging, Mold-Rite Plastics, and CACS Netherlands Holdings B.V.  Mr. Zadourian holds a Master of Business Administration degree from Columbia Business

School and a Bachelor of Arts degree in Economics from Dartmouth College. Mr. Zadourian has extensive experience as an investor and deep knowledge of financial issues.

The Board has determined that Mr. Zadourian is not independent as defined under the current rules of The NASDAQ Stock Market LLC.  Accordingly, under the Company’s director compensation policy Mr. Zadourian will not receive compensation for his service as a Director.  There are no arrangements or understandings between Mr. Zadourian and any other person pursuant to which Mr. Zadourian was appointed as a Director, and there are no relationships or related person transactions involving Mr. Zadourian of the type required to be disclosed under Item 404(a) of Regulation S-K.

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

101

Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2017, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

* Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 13, 2017

Universal Hospital Services, Inc.

By	/s/ Thomas J. Leonard
Thomas J. Leonard
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

By	/s/ James B. Pekarek
James B. Pekarek
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)