Form 10-K
period 2017-12-31
UNIVERSAL HOSPITAL SERVICES INC
filed 2018-03-12
CIK 886171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2017

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
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financing accounting standards provided pursuant to Section 13(s) of the Exhange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrants as of June 30, 2017 was $0.

The number of shares of common stock, $0.01 par value, outstanding as of March 12, 2018 was 1,000.

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

UHS delivers health care solutions through three segments: Medical Equipment Solutions (“MES”), Clinical Engineering Solutions (“CES”) and Surgical Services (“SS”). During the year ended December 31, 2017,  we owned or managed more than 800,000 units of medical equipment consisting of approximately 400,000 units of medical equipment in our MES segment, approximately 400,000 units of customer-owned equipment in our CES segment and approximately 8,000 units of owned or managed mobile surgical equipment in our SS segment. Our diverse customer base includes approximately 7,000 active national, regional and local acute care hospitals and alternate site providers (such as long-term acute care hospitals, skilled nursing facilities, surgery centers, specialty hospitals and home care providers). We also have relationships with more than 200 medical device manufacturers, many of the nation’s largest group purchasing organizations (“GPOs”) and many health system integrated delivery networks (“IDNs”).  We deliver our solutions through our nationwide network of 84 district service centers, five CES Centers of Excellence and an additional three stand-alone SS service centers.  Our fees are paid directly by our customers rather than by direct reimbursement from third-party payors, such as private insurers, Medicare or Medicaid.

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

Medical Equipment Solutions

Our MES segment accounted for $299.2 million, or 58.1%, of our revenues for the year ended December 31, 2017.  This segment represented 63.3% and 63.5% of total revenue for the years ended December 31, 2016 and 2015, respectively.  As of December 31, 2017, the MES segment owned or managed approximately 400,000 units of medical equipment ranging across many clinical categories, manufacturers and models.  These solutions are provided primarily to hospitals and other acute care providers for use through their facilities, including the emergency room, operating room, critical care, intensive care, rehabilitation and general patient care areas.

Our MES segment started more than 75 years ago as our leading medical equipment peak needs usage business and has transformed into providing comprehensive outsourced and on-site solutions that manage all aspects of medical equipment technology in a health care facility. We currently provide MES solutions to approximately 7,000 acute care hospitals and alternate site providers in the United States, including some of the nation’s premier health care institutions. We expect much of our future growth in this segment to be driven by our customers outsourcing more of their medical equipment needs and taking full advantage of our diversified product offering, clinical education and support, customized agreements and 360 on-site managed solutions.

We have four primary solutions in our MES segment:

•	Supplemental and Peak Needs Usage Solutions;
•	Customized Equipment Agreements Solutions;
•	360 On-site Managed Solutions; and
•	Specialty Medical Equipment Sales, Distribution and Disposal Solutions.

Our Medical Equipment Solutions segment provides a range of solutions for our customers:

•

Supplemental and Peak Needs Usage Solutions. Our traditional medical equipment solution for customers is providing a broad and expanding range of patient-ready medical equipment on a supplemental or peak needs basis. Many of our customers have traditionally owned only the amounts and types of such equipment necessary to service their usual and customary patient census and their typical range of clinical treatment offerings. Our customers rely on UHS to fulfill many of their equipment needs when they experience a spike or peak in patient census, do not have the resources to maintain their owned equipment in patient-ready condition or require equipment for less common treatments. We provide equipment on a daily, monthly or pay-per-use basis through our nationwide network of 84 district service centers. Supplemental and peak needs activity is impacted by changes in hospital patient census and patient acuity, which typically fluctuates on a seasonal basis.

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

We provide 360 solutions in both our historical A360 program (using UHS owned equipment) and our newer growing M360 program (managing customer owned equipment).

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

MES Customers

Our primary customer relationships are with health care providers, including hospitals and alternate site providers.  These organizations may belong to larger health systems or other regional or national groups of facilities, and often participate in GPOs. We contract at the local, regional and national level, as requested by our customers:

•

Urban and Teaching Hospitals. We provide our solutions to large urban and teaching hospitals on a supplemental and fully outsourced basis. Our solutions are requested by hospitals because of our extensive availability of a wide range of medical equipment, service and management solutions.  Our solutions allow hospitals to meet regulatory requirements, enhance caregiver and patient safety and decrease delays in therapy. One customer, Memorial Hermann Health System, accounted for approximately 15% of total revenue in 2017. The revenue is generated across all three of our reportable segments.

•

Small Hospitals and Critical Access Hospitals. We offer comprehensive equipment management and service solutions to small hospitals (those with fewer than 100 beds) and Critical Access Hospitals.  Critical Access Hospitals are rural community hospitals that receive cost-based Medicare reimbursement. These hospitals typically lack the scale and resources to effectively evaluate, acquire and manage medical equipment.

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

Clinical Engineering Solutions

Our CES segment accounted for $140.9 million, or 27.4%, of our revenues for the year ended December 31, 2017.  This segment represented 22.5% and 22.1% of total revenue for the years ended December 31, 2016 and 2015, respectively.  We offer a broad range of inspection, preventive maintenance, repair, logistic and consulting services through our team of more than 400 technicians and professionals located throughout the United States in our nationwide network of service centers.  We managed more than 400,000 units of customer-owned equipment as of December 31, 2017.  In addition, as of December 31, 2017, we serviced approximately 400,000 units that we own or directly manage in our MES segment.

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

We have three primary solutions in our CES segment:

•	Supplemental Maintenance, Repair and Remediation Solutions;
•	On-site Managed Solutions; and
•	Health Care Technology Advisory Solutions.

Our CES services and programs provide a range of solutions for our customers:

•

Supplemental Maintenance, Repair and Remediation Solutions.  We provide maintenance and repair solutions on a scheduled and unscheduled basis to supplement the customer’s current maintenance management practices. As part of the supplemental maintenance and repair solutions, we provide service documentation that supports the customer’s regulatory reporting requirements.  Our maintenance and repair solutions include fee-for-service arrangements, scheduled maintenance and inspection services, full service maintenance, inspection and repair services and vendor management services in which we manage the manufacturer and/or third-party vendors for service delivery, typically on laboratory and radiology equipment. We also provide remediation solutions for manufacturers needing assistance with recalls, and assist with the remediation action plan in affected provider locations.

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

•

Federal Government. We provide our clinical engineering solutions to hospitals and clinics with the Veterans Health Administration (VHA) and the Department of Defense (DoD) on a supplemental and partially outsourced basis.  Our biomedical technicians, vendor management and parts procurement services are requested by in-house VHA and DoD biomedical departments because of our extensive expertise with maintaining a wide range of medical equipment and our ability to meet their technical requirements and workload demands. For the DoD, we also support their ability to train and prepare for wartime readiness.

CES Customers

•

Urban and Teaching Hospitals. We provide our clinical engineering solutions to large urban and teaching hospitals on a supplemental and fully outsourced basis through our on-site clinical engineering solutions. Our services are requested by in-house hospital biomedical departments on a supplemental basis because of our extensive expertise with a wide range of medical equipment.  Our service offerings allow hospital staffed clinical engineering departments to meet the technical requirements and workload demands on their in-house departments. One customer, Memorial Hermann Health System, accounted for approximately 15% of total revenue in 2017. The revenue is generated across all three of our reportable segments.

•

Small Hospitals and Critical Access Hospitals. We offer supplemental clinical engineering and full outsourced services through our on-site clinical engineering solutions to small hospitals (those with fewer than 100 beds) and Critical Access Hospitals.  Critical Access Hospitals are rural community hospitals that receive cost-based Medicare reimbursement. These hospitals typically lack the scale and resources to create comprehensive capital plans, or to evaluate, acquire, manage, maintain, repair and dispose of medical equipment. With our on-site clinical engineering solutions we assume complete responsibility for this process and consult with the hospital to create and implement this function.

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

Surgical Services

Our SS segment accounted for $74.7 million, or 14.5%, of our revenues for the year ended December 31, 2017.  This segment represented 14.2% and 14.4% of total revenue for the years ended December 31, 2016 and 2015, respectively.  As of December 31, 2017, we owned or managed more than 8,000 units of mobile surgical equipment in our SS segment, primarily used in the practice of general surgery, orthopedic surgery, otolaryngology, urology, obstetrics, gynecology, podiatry, dermatology and plastic/cosmetics.

SS provides high end, state-of-the-art surgical equipment and associated products along with trained and certified Surgical Equipment Technologists (“technologists”) to assist in the procedural operation of the equipment. We provide these services to more than 1,000 acute care hospitals and surgery centers through our nationwide network of 84 district service centers and an additional three stand-alone SS service centers. Our technologists work in the operating room (“OR”) and support physicians and OR personnel. The services are offered on a per-procedure basis. Our technologists deliver, set up, and create a safe environment for hospital and clinical personnel operating the equipment and provide all necessary disposable materials needed. Our technologists work closely with our customers to confirm that all certifications and credentials meet requirements to provide on-site services. Our technologists also assist customers in the operation of facility-owned assets and supplement the training and staffing of their personnel.  As of December 31, 2017, SS provided solutions in 42 states.

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

VALUE OF UHS SOLUTIONS

Our solutions enable health care providers to replace the fixed costs of owning and/or leasing medical equipment with variable costs that are more closely related to their patient census and patient acuity. Our services can also eliminate significant capital costs associated with equipment acquisitions and liability associated with equipment ownership.  By partnering with UHS, our customers have the benefits of:

•	optimize utilization of both customer-owned and rental equipment;
•	lower overall total cost of ownership by connecting solutions to solve challenges in the end-to-end equipment management process;
•	reduced maintenance and management costs through the use of our technology and knowledgeable outsourcing staff;
•	increased productivity and satisfaction among nursing staff who have more time to focus on patient care responsibilities;
•	decreased time to therapy for patients at risk for falls, skin breakdown and bariatric safety;
•	ability to mitigate the risks and costs associated with product recalls or modifications;
•	access to our extensive data and expertise on the cost, performance, features and functions of all major items of medical equipment;
•	access to new medical and surgical equipment and technology without the expense of acquisition on a pay-per-procedure basis;
•	reduced equipment obsolescence risk; and
•	compliance with regulatory and recordkeeping requirements and manufacturers’ specifications on tracking and maintenance of medical equipment.

In addition to providing significant flexibility, we employ technical, clinical and financial specialists that directly interact with our customers to ensure we are optimizing our equipment outsourcing solutions. We believe that these experts enhance our ability to deliver on the above-specified benefits to our customers.

BUSINESS OPERATIONS

District Service Centers

As of December 31, 2017, we operated 84  market-based district service centers, five CES Centers of Excellence and an additional three stand-alone SS service centers, which allow us to provide our health care technology management and service solutions to customers in virtually all markets throughout the United States.  Each district service center is responsible for servicing its local health care market.  Each service center maintains an inventory of locally demanded equipment, parts, supplies and other items tailored to accommodate the needs of individual customers within its geographical area. Should additional or unusual equipment be required by one of our customers, a district service center can draw upon the resources of all of our other districts.  With access to more than 800,000 owned or managed units of medical equipment available for customer use as of December 31, 2017, we can most often obtain the necessary equipment within 24 hours.

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

Centers of Excellence

Our district service center network is supported by five strategically located CES Centers of Excellence.  These centers focus on providing highly specialized clinical engineering service and support.  The Centers of Excellence also provide overflow support, technical expertise, training programs and specialized service functions for our district service centers.  All specialized depot work required by our manufacturer customers resides within these Centers of

Excellence.  All five of our Centers of Excellence are certified as being in compliance with International Organization for Standardization (“ISO”) 13485:2016 as a quality commitment to our customers.

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

Medical Equipment Fleet

We acquire or manage medical equipment to meet our customers’ needs in some of the following product areas: respiratory therapy, newborn care, critical care, patient monitors, specialty beds and therapy surfaces (which includes fall management equipment, bariatrics equipment,  pressure area management and wound therapy equipment, stretchers and wheelchairs) and surgical equipment. We believe we maintain one of the most technologically advanced equipment fleets in the industry, routinely acquiring new and pre-owned equipment to enhance our fleet.  Our specialized equipment portfolio managers evaluate new products each year to keep abreast of current market technology and to determine whether to add new products to our equipment fleet.  In making equipment purchases, we consider a variety of factors, including manufacturer credibility, repair and maintenance costs, anticipated user demand, equipment mobility and anticipated obsolescence. During the year ended December 31, 2017, we owned or managed more than 800,000 units of medical equipment available for use by our customers.

In 2017, our ten largest manufacturers of medical equipment supplied approximately 75% (measured in dollars spent) of our direct medical equipment purchases.  In 2017, two of our largest medical equipment suppliers accounted for approximately 35% of our medical equipment purchases (measured in dollars spent).

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

We attribute our historical success to, and believe that our potential for future growth comes from, the following strengths:

Unique position in health care.  We believe that we are unique in providing the largest breadth of comprehensive health care technology management and service solutions to the U.S. health care industry.  While some competitors may offer products and services in various stages of the equipment lifecycle, we believe we are the only company that provides a comprehensive, end-to-end equipment management approach that solves significant challenges caused by a fragmented equipment management process across multiple hospital departments, including nursing, supply chain and clinical engineering.  Our extensive relationships with approximately 7,000 hospitals and alternate site providers, more than 200 medical device manufacturers and many of the nation’s largest GPOs and IDNs, of which many are long-standing, present a unique position and value proposition in the health care arena.

We are uniquely positioned in the health care industry as a result of our:

•	investment in our large and modern fleet of medical equipment;
•	diversified product offering and customized solutions;
•	nationwide infrastructure for service and logistics;
•	ability to provide skilled, supplemental labor for customers, when needed;
•	proprietary health care technology management software and tools;
•	commitment to quality, patient safety and customer service;
•	extensive knowledge and experience in acquiring, managing and maintaining medical equipment;
•	ability to optimize the utilization of both UHS-owned and customer-owned equipment;
•	expertise in helping customers right-size and effectively manage their owned medical equipment inventories;
•	team of technical, clinical, and financial experts; and
•	performance and reliability in critical and peak census times of need by our customers.

Large, modern equipment fleet.  We own or manage an extensive, modern fleet of medical equipment, which during the year ended December 31, 2017, consisted of more than 800,000 units available for use to our customers. This equipment fleet, along with our quality assurance programs, places us in a unique position to service “high end” acute care hospitals, such as teaching, research or specialty institutions that demand access to current and preferred technologies to meet the complex needs of their patients.

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

•

Increase in obesity.  The U.S. population is getting heavier. In 2016, all 50 states reported having obesity prevalence rates of 20% or more, as reported by the Center for Disease Control and Prevention.

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

No direct third-party payor reimbursement risk.  Many health care providers rely on payment from patients or reimbursement from third-party payors. Our fees are paid directly by our customers, rather than by third-party payors, such as Medicare, Medicaid, managed care organizations or indemnity insurers. Accordingly, our exposure to uncollectible patient or reimbursement receivables or Medicare or Medicaid reimbursement changes is reduced, as evidenced by our bad debt expense of approximately 0.1%,  0.0% and 0.0% of total revenues for the years ended December 31, 2017,  2016 and 2015, respectively.

Strong value proposition.  With our focus and expertise in comprehensive, end-to-end medical equipment management and service solutions, we offer a strong value proposition for customers.  Our comprehensive solutions focus on helping customers:

•	reduce capital and operating costs related to owning and managing medical equipment;
•	enhance operational productivity and staff satisfaction by ensuring equipment is available when and where needed; and
•	maintain high standards of quality and regulatory compliance related to medical equipment use.

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

Organic Growth

We believe that the following external and market factors will provide us significant growth opportunities:

•	Pressure among customers to reduce costs and increase operational efficiency;
•	the aging population and increasing life expectancy driving up patient volume;
•	increasing obesity and patient acuity;
•	continued increase in the number, complexity and sophistication of medical technologies;
•	continued trend toward outsourcing non-core functions by hospitals, alternate site providers and manufacturers; and
•	increasing demand by integrated delivey networks for standardized equipment based solutions; and
•	reimbursement penalties related to patient satisfaction and time-to-therapy, requiring nurses to redirect more time to direct patient care.

Our organic growth will be driven by the following factors:

•	growing our Supplemental Rental and Surgical Services business segments;
•	selectively pursuing Asset360 managed solutions;
•	growing our less capital intensive CES business;
•	increasing and retaining the number of hospitals, alternative care facilities, surgery centers, physicians and manufacturers to which we provide services; and
•	expanding and deepening our relationships with customers and manufacturers.

EMPLOYEES

We had 2,892 regular employees as of December 31, 2017, including 2,499 full-time and 393 part-time employees. Of such employees, 177 were sales representatives, 2,497 were operations personnel and 218 were employed in corporate support functions.

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

MARKETING

We market our programs primarily through our direct sales force, which consisted of 177 professional sales representatives as of December 31, 2017.  Our direct sales force is organized into three regions and ten sales divisions.  We support our direct sales force with technical, clinical, surgical and financial specialists, who provide comprehensive solutions for our customers. Our national accounts team also supports our direct sales force through its focus on securing national and regional contracts.

We also market through our websites,  www.uhs.com,  www.UHSSurgicalServices.com and www.OnCareMedical.com and various social media platforms,  and we participate in numerous national and regional conventions where we interact with industry groups and opinion leaders. Information presented on our website is not incorporated by reference and should not be considered a part of our Annual Report on Form 10-K.

In our marketing efforts, we primarily target key decision makers, such as administrators, chief executive officers, chief financial officers, chief technology officers, chief medical officers, and chief nursing officers as well as physicians, directors and managers of functional departments, such as supply chain, materials management, surgery, purchasing, pharmacy, biomedical services, and clinical engineering. We also promote solutions to IDNs, hospitals, surgery centers, manufacturers and alternate site provider groups and associations.

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

REGULATORY MATTERS

Regulation of Medical Equipment

Our customers are subject to documentation and safety reporting regulations and standards with respect to the medical equipment they use, including those established by the FDA, Centers for Medicare and Medicaid Services (“CMS”) and the NFPA. Some states and municipalities also have similar regulations.

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

Although our business is not currently extensively regulated under health care laws, we are subject to certain regulatory requirements as discussed above and our customers are subject to direct regulation under the Federal False Claims Act, the Stark Law, the Anti-Kickback Law, rules and regulations of the CMS, and other federal and state health care laws and regulations. Promulgation of new laws and regulations, or changes in or re-interpretations of existing laws and regulations, could affect our business, operating results or financial condition. Our operations might be negatively impacted if we had to comply with additional complex government regulations.

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

One customer, Memorial Hermann Health System, accounted for approximately 15% of total revenue in 2017. The revenue is generated across all three of our reportable segments. To the extent the contracts are not renewed or are terminated, our revenue and operating results would be significantly impacted.

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

We purchased medical equipment from approximately 127 manufacturers in 2017.  Our ten largest manufacturers of medical equipment accounted for approximately 75% of our direct medical equipment purchases in 2017.  Adverse developments concerning key suppliers or our relationships with them could force us to seek alternative sources for our medical equipment or to purchase such equipment on less unfavorable terms.  A delay in procuring equipment or an increase in our cost to purchase equipment could limit our ability to provide equipment to our customers on a timely and cost-effective basis.  In addition, if we do not have access to certain parts, or if manufacturers do not provide access to the appropriate equipment manuals or training, we may not be able to provide certain clinical engineering services.

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

For the year ended December 31, 2017, approximately 43% of our total revenue was derived from customers that contracted with us or from hospitals and other providers that purchased equipment or services from us through a GPO that contracted with us on behalf of its members.  The source of the remaining 57% of revenue was from customers that do not purchase equipment or services from us through a GPO contract.  Our customers are generally not obligated to outsource our equipment under long-term commitments.  In addition, many of our customers do not sign written contracts with us fixing the rights and obligations of the parties regarding matters such as billing, liability, warranty or use.  Therefore, we face risks such as fluctuations in usage, inaccurate or false reporting of usage by customers and disputes over liabilities related to equipment use.  The non-contracted services we provide could be terminated by the customer without notice or payment of any termination fee.  A large number of such terminations may adversely affect our ability to generate revenue growth and sufficient cash flows to support our growth plans.  In addition, those customers with long-term commitments may have contracts that do not permit us to raise our prices, yet our cost to serve may increase. Any of these risks could reduce our ability to operate and expand our business.

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

The health care industry is undergoing significant change. In March 2010, the Congress adopted and President Obama signed into law the Affordable Care Act. The Affordable Care Act increased the number of Americans with health insurance and employer mandates and subsidies offered to lower income individuals. While the increase in coverage could translate into increased utilization of our products and services, health care reform and political uncertainty have historically resulted in changes in how our customers purchase our services and have adversely affected our revenues. Provider revenue per service may decline with reductions in Medicare and Medicaid reimbursement. Furthermore, the implementation of the Affordable Care Act may impose changes in health care delivery, reimbursement, operations or record keeping that are not compatible with our current offerings, which could force us to incur additional compliance costs. So far, starting in 2013, our business, along with some of our suppliers and customers that are manufacturers, came under direct regulation of the Open Payments Law, specifically the Physician Payments Sunshine Act. The Open Payments Law requires the annual reporting and publishing of all transfers of value to physicians and teaching hospitals to give greater transparency to financial relationships between manufacturers, physicians and teaching hospitals.  Federal and state governments also continue to enact and consider various legislative and regulatory proposals that could materially impact certain aspects of the health care system. We cannot predict with certainty what health care initiatives, if any, will be implemented or what the ultimate effect of federal health care reform (including, but not limited to, the Affordable Care Act) or any future legislation or regulation will have on our operating results or financial condition. Finally, we cannot quantify or predict with any certainty the likely impact of the repeal of the individual mandate, effective in 2019, under the Affordable Care Act on our business model, prospects, financial condition or results of operations.

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

Although our business is not currently extensively regulated under health care laws, we are subject to certain regulatory requirements that continue to come under greater scrutiny and regulation.  Our customers are subject to direct regulation under the Federal False Claims Act, the Stark Law, the Anti-Kickback Law, rules and regulations of the CMS and other federal and state health care laws and regulations.  Promulgation of new laws and regulations, or changes in or re-interpretations of existing laws or regulations as they relate to our customers and our business, could affect our business, operating results or financial condition. Our operations might be negatively impacted if we had to comply with additional complex government regulations.

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

Primarily because of our debt service obligations and debt refinancing charges and elevated depreciation and amortization charges we have incurred subsequent to the Transaction, we have had a history of net losses.  If we consistently incur net losses, it could result in our inability to finance our business in the future.  We had net income (losses) of $8.8,  $(13.8) and $(28.6) million during the years ended December 31, 2017,  2016 and 2015, respectively.  Our ability to use our United States federal income tax net operating loss carryforwards to offset our future taxable income may be limited.  If we are limited in our ability to use our net operating loss carryforwards in future years in which we have taxable income, we will pay more current taxes than if we were able to utilize our net operating loss carryforwards without limitation, which could harm our results of operations and liquidity.

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

ITEM 1B:  Unresolved Staff Comments

None.

ITEM 2:  Properties

As of December 31, 2017, we operated 84 full service district service centers nationwide, five CES Centers of Excellence and an additional three stand-alone SS service centers.  We lease all of our district service centers as well as SS locations and Centers of Excellence. The average square footage of our non-corporate locations is approximately 9,600 square feet. Our full service district service centers support all of our business segments.  Our corporate office is located at a 55,000 square foot leased facility in a suburb of Minneapolis, Minnesota.

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

On January 13, 2015, the Company filed suit in the Western District of Texas against Hill-Rom Holdings, Inc., Hill-Rom Company, Inc. and Hill-Rom Services, Inc. (the “Defendants”) alleging that the Defendants violated federal and state antitrust laws by willfully and unlawfully engaging in a pattern of exclusionary and predatory conduct in order to foreclose market competition and seeking actual damages, trebled damages and punitive damages.  On March  7, 2018, the Company and the Defendants entered into a confidential settlement agreement resolving all disputes and legal claims of the parties associated with the suit filed by the Company.

ITEM 4:  Mine Safety Disclosures

Not applicable.

PART II

ITEM 5:  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 1, 2018, Parent owns, and at all times during 2017 Parent has owned, all 1,000 shares of our common stock, par value $.01 per share. There is no established public trading market for our common stock. During 2017, the Company did not declare or pay any cash dividends.  Our debt instruments contain certain restrictions on our ability to pay cash dividends on our common stock (see the information regarding our Notes and senior secured credit facility contained under the caption “Liquidity and Capital Resources” in Item 7 of this Annual Report on Form 10-K).

We did not repurchase any of our equity securities during 2017.

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

	Year Ended December 31,
(in thousands)	2017	2016	2015	2014	2013
Consolidated Statements of Operations Data:
Total revenues	$514,783	$479,501	$448,681	$436,664	$428,440
Cost of revenues	343,028	322,649	303,889	309,903	301,202
Gross margin	171,755	156,852	144,792	126,761	127,238
Operating expenses:
Selling, general and administrative	126,670	120,111	122,454	114,596	112,649
Restructuring	—	—	2,321	3,059	236
(Gain) on settlement	—	(3,074)	(5,718)	—	—
Intangible asset impairment charge	—	—	—	34,900	—
Total operating expenses	126,670	117,037	119,057	152,555	112,885
Operating income (loss)	45,085	39,815	25,735	(25,794)	14,353
Loss on extinguishment of debt	—	—	—	—	1,853
Interest expense	53,002	52,321	53,195	53,285	55,015
Loss before income taxes and noncontrolling interest	(7,917)	(12,506)	(27,460)	(79,079)	(42,515)
(Benefit) provision for income taxes	(17,159)	946	756	(13,065)	(166)
Net income attributable to noncontrolling interest	414	308	432	503	688
Net income (loss) attributable to Universal Hospital Services, Inc.	$8,828	$(13,760)	$(28,648)	$(66,517)	$(43,037)

	Year Ended December 31,
(in thousands)	2017	2016	2015	2014	2013
Other Financial Data:
Net cash provided by operating activities	$70,619	$54,722	$72,284	$60,572	$57,574
Net cash used in investing activities	(55,124)	(69,654)	(52,606)	(55,464)	(56,433)
Net cash (used in) provided by financing activities	(15,495)	14,932	(19,678)	(5,108)	(1,141)
Other Operating Data (as of end of period):
Medical equipment (approximate number of owned outsourcing units)	235,000	242,000	246,000	254,000	269,000
District service centers	84	83	83	83	82
SS stand-alone service centers	3	5	5	5	7
Centers of Excellence	5	5	5	5	6

Depreciation and amortization of intangibles	$80,244	$84,266	$91,901	$100,088	$98,796
Adjusted EBITDA (1)(2)	137,022	128,928	122,000	119,716	119,615

	December 31,
(in thousands)	2017	2016	2015	2014	2013
Consolidated Balance Sheet Data:
Working capital (3)	$6,245	$1,650	$(8,855)	$782	$1,754
Total assets (4) (5)	805,445	818,123	797,575	821,038	899,738
Total debt (5)	703,108	707,317	687,458	698,585	696,735
(Deficit) Equity	(44,378)	(59,485)	(49,158)	(48,747)	23,020

(1)

Adjusted EBITDA is defined as earnings attributable to UHS before interest expense, income taxes, depreciation and amortization and excludes non-cash share-based compensation expense, management, board and other nonrecurring gain, expenses or loss. In addition to using Adjusted EBITDA internally as a measure of operational performance, we disclose it externally to assist analysts, investors and lenders in their comparisons of operational performance, valuation and debt capacity across companies with differing capital, tax and legal structures. Adjusted EBITDA, however, is not a measure of financial performance under Generally Accepted Accounting Principles (“GAAP”) and should not be considered as an alternative to, or more meaningful than, net income as a measure of operating performance or to cash flows from operating, investing or financing activities or as a measure of liquidity.  Since Adjusted EBITDA is not a measure determined in accordance with GAAP and is thus susceptible to varying interpretations and calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.  Adjusted EBITDA does not represent an amount of funds that is available for management’s discretionary use.  See note 2 below for a reconciliation of net income (loss) attributable to UHS to Adjusted EBITDA.

(2)	The following is a reconciliation of net income (loss) attributable to UHS to Adjusted EBITDA:

	Year Ended December 31,
(in thousands)	2017	2016	2015	2014	2013
Net income (loss) attributable to Universal Hospital Services, Inc.	$8,828	$(13,760)	$(28,648)	$(66,517)	$(43,037)
Interest expense	53,002	52,321	53,195	53,285	55,015
(Benefit) provision for income taxes	(17,159)	946	756	(13,065)	(166)
Depreciation and amortization of intangibles	80,244	84,266	91,901	100,088	98,796
EBITDA	124,915	123,773	117,204	73,791	110,608
Restructuring	—	—	2,321	3,136	258
(Gain) on settlement	—	(3,074)	(5,718)	—	—
Intangible asset impairment charge	—	—	—	34,900	—
Non-cash share-based compensation expense	3,039	3,066	2,435	2,301	1,494
Management, board and strategic fees	9,068	5,163	5,758	5,588	5,402
Loss on extinguishment of debt	—	—	—	—	1,853
Adjusted EBITDA	$137,022	$128,928	$122,000	$119,716	$119,615

(3)	Represents total current assets (excluding cash and cash equivalents) less total current liabilities (excluding current portion of long-term debt).

(4)	We adopted ASU No. 2015-17 Balance Sheet Classification of Deferred Taxes in 2015 and retrospectively applying the ASU 2015-17 to all periods presented.

(5)	We adopted ASU No. 2015-03 Simplifying the Presentation of Debt Issuance Costs in 2016 and retrospectively applying the ASU 2015-03 to all periods presented.

Segment Information

	Year Ended December 31, 2017
	Medical	Clinical
	Equipment	Engineering	Surgical
(in thousands)	Solutions	Solutions	Services	Total
Revenue	$299,156	$140,929	$74,698	$514,783
Cost of revenue	133,042	110,383	39,753	283,178
Medical equipment depreciation	52,711	—	7,139	59,850
Gross margin	$113,403	$30,546	$27,806	$171,755
Total assets	$563,246	$133,503	$108,696	$805,445

	Year Ended December 31, 2016
	Medical	Clinical
	Equipment	Engineering	Surgical
(in thousands)	Solutions	Solutions	Services	Total
Revenue	$303,664	$107,751	$68,086	$479,501
Cost of revenue	138,205	85,722	36,565	260,492
Medical equipment depreciation	56,258	—	5,899	62,157
Gross margin	$109,201	$22,029	$25,622	$156,852
Total assets	$584,597	$131,537	$101,989	$818,123

	Year Ended December 31, 2015
	Medical	Clinical
	Equipment	Engineering	Surgical
(in thousands)	Solutions	Solutions	Services	Total
Revenue	$285,059	$99,188	$64,434	$448,681
Cost of revenue	123,664	78,988	34,459	237,111
Medical equipment depreciation	60,465	—	6,313	66,778
Gross margin	$100,930	$20,200	$23,662	$144,792
Total assets	$585,990	$110,588	$100,997	$797,575

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are a leading nationwide provider of health care technology management and service solutions to the United States health care industry. Our diverse medical equipment solutions customer base includes approximately 7,000 acute care hospitals and alternate site providers.  We also have relationships with more than 200 medical device manufacturers and many of the nation’s largest group purchasing organizations (“GPOs”) and many of the integrated delivery networks (“IDNs”).  All of our solutions leverage our nationwide network of 84 district service centers, five Centers of Excellence and an additional three stand-alone Surgical Services service centers together with our more than 75 years of experience managing and servicing all aspects of medical equipment.  During the year ended December 31, 2017, we owned or managed more than 800,000 units of medical equipment consisting of approximately 400,000 owned or managed units in our Medical Equipment Solutions (“MES”) segment, more than 400,000 units of customer-owned equipment we managed in our Clinical Engineering Solutions (“CES”) segment and more than 8,000 units of owned or managed mobile surgical equipment in our Surgical Services (“SS”) segment. Our fees are paid directly by our customers rather than from direct reimbursement from third-party payors, such as private insurers, Medicare, or Medicaid.  We commenced operations in 1939, originally incorporated in Minnesota in 1954 and reincorporated in Delaware in 2001.  Historically, we have experienced significant and sustained growth. Our overall growth strategy is to continue to grow both organically and through strategic acquisitions.

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

For goodwill and indefinite-lived intangible assets, including trade names, we review for impairment annually and upon the occurrence of certain events as required by Accounting Standards Codification (“ASC”) Topic 350, “Intangibles — Goodwill and Other.” Indefinite-lived intangible assets are tested at least annually for impairment and more frequently if events or changes in circumstances indicate that the asset might be impaired. We adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment during the fourth quarter of 2017. Under the updated guidance, the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment is eliminated. Instead, entities must disclose the amount of goodwill allocated to each reporting unit with zero or negative carrying amounts and the related reportable segment. We review goodwill for impairment by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. No impairments were recognized in 2017,  2016 or 2015 related to goodwill.

At December 31, 2016, our reporting units fair value exceeded the negative carrying value by approximately $752.0,  $179.5 and $172.1 million for MES, CES and SS, respectively. The negative carrying value of our reporting units at December 31, 2016 was $(43.4), $(7.5) and $(8.6) million for MES, CES, and SS, respectively. The fair value of our reporting units are determined using both the market approach and income approach. Under the market approach, we used the guideline public company method and guideline transaction method, where transaction prices and resulting valuation multiples are calculated based upon transactions involving the public market and companies similar to the Company. Under the income approach, we used the discounted cash flow method with a weighted average cost of capital based on the Company’s capital structure. There are no potential events and/or changes in circumstances that could reasonably be expected to negatively affect the key assumptions.

Fair value calculations contain significant judgments and estimates related to each reporting unit’s projected weighted average cost of capital, growth, profitability and cash flows. Management considers each reporting unit’s historical financial results, current financial condition and outlook for financial operating performance. These estimates are impacted by variable factors, including economics of the industry and competitive market position. We have sufficient current and historical information available to support our judgments and estimates. However, if actual results are not consistent with our estimates, future operating results may be materially impacted.

We review indefinite-lived intangible assets for impairment by first assessing qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the indefinite-lived intangible asset is impaired, then we take no further action. No impairments were recognized in 2017,  2016 or 2015 related to indefinite-lived intangible assets.

For property and equipment and amortizable intangible assets, impairment is evaluated when an event (such as those noted in ASC Topic 360, “Property, Plant, and Equipment”) is indicated.  This evaluation is conducted at the lowest level of identifiable cash flows.  If there is an indication of impairment based on this evaluation of undiscounted cash flows versus carrying value, impairment is measured based on the estimated fair value of the long-lived or amortizable asset in comparison to its carrying value.  Our amortizable intangible assets consist of the following discrete items:  customer relationships, a supply agreement, technology databases, non-compete agreements and favorable lease agreements.  For property and equipment, primarily movable medical equipment, we continuously monitor specific makes/models for events such as product recalls or obsolescence. We recorded asset impairment charges of $3.3 million in 2015.  No impairment was recognized in 2017 and 2016 related to property and equipment and amortizable intangible assets.

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

The Company has recorded a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.  We evaluate the recoverability of our deferred tax assets by scheduling the expected reversals of deferred tax assets and liabilities to determine whether net operating loss carry forwards are recoverable prior to expiration.  The Company had a valuation allowance of $44.4 and $63.7 million as of December 31, 2017 and 2016, respectively. The decrease in valuation allowance primarily related to the reduction in the U.S federal corporate income tax rate.

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

RESULTS OF OPERATIONS

The following table provides information on the percentages of certain items of selected financial data compared to total revenues. The table also indicates the percentage increase or decrease comparing fiscal 2017 to 2016 and 2016 to 2015.

	Percent to Total Revenue			Percent Increase (Decrease)
	Year Ended December 31,			Year Ended December 31,
	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Revenue
Medical equipment solutions	58.1%	63.3%	63.5%	(1.5)%		6.5%
Clinical engineering solutions	27.4	22.5	22.1	30.8		8.6
Surgical services	14.5	14.2	14.4	9.7		5.7
Total revenues	100.0	100.0	100.0	7.4		6.9
Cost of Revenue
Cost of medical equipment solutions	25.8	28.8	27.6	(3.7)		11.8
Cost of clinical engineering solutions	21.4	17.9	17.6	28.8		8.5
Cost of surgical services	7.7	7.6	7.7	8.7		6.1
Medical equipment depreciation	11.6	13.0	14.9	(3.7)		(6.9)
Total costs of revenues	66.5	67.3	67.8	6.3		6.2
Gross margin	33.5	32.7	32.2	9.5		8.3
Selling, general and administrative	24.6	25.0	27.3	5.5		(1.9)
Restructuring	—	—	0.5	*		*
(Gain) on settlement	—	(0.6)	(1.3)	*		(46.2)
Operating income	8.9	8.3	5.7	13.2		54.7
Interest expense	10.3	10.9	11.9	1.3		(1.6)
Loss before income taxes and noncontrolling interest	(1.4)	(2.6)	(6.2)	*		*
(Benefit) provision for income taxes	(3.3)	0.2	0.2	*		*
Consolidated net income (loss)	1.9%	(2.8)%	(6.4)%	*	%	*	%

* Not meaningful

Results of Operations for the Year Ended December 31, 2017 compared to the Year Ended December 31, 2016

Total Revenue

Total revenue for the year ended December 31, 2017 was $514.8 million, compared with $479.5 million for the year ended December 31, 2016, an increase of $35.3 million or 7.4%. The net increase was due to additional revenue in portions of our MES segment related to our 360 On-site Managed Solutions (“managed 360 solutions”) in M360 (managing customer owned equipment) of $5.6 million and A360 (UHS owned equipment) of $5.6 million,  growth in our CES segment of $33.2 million related to the acquisition of RES of $18.2 million and growth in our on-site clinical engineering solutions of $8.7 million and growth in our SS segment of $6.6  million. The increases  were partially offset by the decreases in one time capital sales of $9.1 million and supplemental rental revenue of $6.6 million in our MES segment.

Cost of Revenue

Total cost of revenue for the year ended December 31, 2017 was $343.0 million compared to $322.6 million for the year ended December 31, 2016, an increase of $20.4 million or 6.3%.  The net increase was primarily in our CES segment of $24.7 million related to the acquisition of RES and growth in our on-site clinical engineering solutions,  an increase in our MES segment related to managed 360 solutions cost of $4.6 million and an increase in SS segment of $3.2 million. The increases  were partially offset by the decreases in cost of equipment sales of $7.0 million, other rental cost of $2.8 million and medical equipment depreciation of $2.3 million.

Gross Margin

Total gross margin for the year ended December 31, 2017 was $171.8 million, or 33.5% of total revenues compared to $156.9 million, or 32.7% of total revenues for the year ended December 31, 2016, an increase of $14.9 million or 9.5%.  The increase in gross margin as a percent of revenue was primarily impacted by positive leverage from volume growth and a reduction in the low margin sales and remarketing revenue.

Medical Equipment Solutions Segment

(in thousands)

	Year Ended December 31,
	2017	2016	Change	% Change
Total revenue	$299,156	$303,664	$(4,508)	(1.5)%
Cost of revenue	133,042	138,205	(5,163)	(3.7)
Medical equipment depreciation	52,711	56,258	(3,547)	(6.3)
Gross margin	$113,403	$109,201	$4,202	3.8
Gross margin %	37.9%	36.0%

Total revenue in the MES segment for the year ended December 31, 2017 decreased by $4.5 million, or 1.5%, to $299.2 million as compared to the same period of 2016.  The decrease was primarily due to the decline in capital sales of $9.1 million due to our strategy to reduce one time capital sales with customers. In addition, our supplemental rental revenue declined by $6.6 million which was partially offset by increases in our managed 360 solutions of $5.6 million in M360 and $5.6 million in A360.

Total cost of revenue in the segment for the year ended December 31, 2017 decreased by $5.2 million, or 3.7%, to $133.0 million as compared to the same period of 2016. The decrease was primarily from cost of equipment sales of $7.0 million and other rental cost of $2.8 million. The decreases were partially offset by the increase in costs to support growth in our managed 360 solutions of $4.6 million largely due to increases in employee related costs.

Medical equipment depreciation for the year ended December 31, 2017 decreased by $3.5 million, or 6.3%, to $52.7 million as compared to the same period of 2016. The decrease in medical equipment depreciation was primarily due to reduced depreciation resulting from disposals of certain medical equipment.

Gross margin percentage for the MES segment was 37.9% and 36.0% for the years ended December 31, 2017 and 2016, respectively. Gross margin rate was impacted by the decline in sales and remarketing revenue as these revenues typically have lower margins versus the other service offerings within the MES segment.

Clinical Engineering Solutions Segment

(in thousands)

	Year Ended December 31,
	2017	2016	Change	% Change
Total revenue	$140,929	$107,751	$33,178	30.8%
Cost of revenue	110,383	85,722	24,661	28.8
Gross margin	$30,546	$22,029	$8,517	38.7
Gross margin %	21.7%	20.4%

Total revenue in the CES segment for the year ended December 31, 2017 increased by $33.2 million, or 30.8%, to $140.9 million as compared to the same period of 2016.  The increase was primarily due to the acquisition of RES and organic growth in our on-site clinical engineering solutions from both new and existing customers.

Total cost of revenue in the segment for the year ended December 31, 2017 increased by $24.7 million, or 28.8%, to $110.4 million as compared to the same period of 2016. The increase was primarily attributable to acquisition of RES and the growth in our on-site clinical engineering solutions. These expenses were primarily related to vendor expenses and employee related costs to support the revenue growth and mix shifts in type of service provided to customers.

Gross margin percentage for the CES segment was 21.7% and 20.4% for the years ended December 31, 2017 and 2016, respectively.  Gross margin percentage fluctuates based on the variability of third-party vendor expenses in our on-site clinical engineering solutions and supplemental service programs,  as well as fluctuations of services being performed for manufacturer services.

Surgical Services Segment

(in thousands)

	Year Ended December 31,
	2017	2016	Change	% Change
Total revenue	$74,698	$68,086	$6,612	9.7%
Cost of revenue	39,753	36,565	3,188	8.7
Medical equipment depreciation	7,139	5,899	1,240	21.0
Gross margin	$27,806	$25,622	$2,184	8.5
Gross margin %	37.2%	37.6%

Total revenue in the SS segment for the year ended December 31, 2017 increased by $6.6 million, or 9.7%, to $74.7 million as compared to the same period of 2016. The increase was driven primarily by organic growth in our surgical services business.

Total cost of revenue in the segment for the year ended December 31, 2017 increased by $3.2 million, or 8.7%, to $39.8 million as compared to the same period of 2016. The increase was primarily attributable to the increase in employee-related costs to support growth in our surgical services business.

Medical equipment depreciation for the year ended December 31, 2017 increased by $1.2 million, or 21.0%, to $7.1 million as compared to the same period of 2016.  The increase in medical equipment depreciation was primarily due to the timing of capital expenditures to support the growth of the business.

Gross margin percentage for the SS segment was 37.2% and 37.6% for the years ended December 31, 2017 and 2016, respectively. The decrease in gross margin percentage was primarily due to investments in labor and capital to support the growth of the business.

Selling, General and Administrative, Gain on Settlement and Interest Expense

(in thousands)

	Year Ended December 31,
	2017	2016	Change	% Change
Selling, general and administrative	$126,670	$120,111	$6,559	5.5%
(Gain) on settlement	—	(3,074)	3,074	*
Interest expense	53,002	52,321	681	1.3

Selling, General and Administrative

Selling, general, and administrative expenses for the year ended December 31, 2017 increased by $6.6 million, or 5.5%, to $126.7 million as compared to the same period of 2016.  The increase was primarily due to the acquisition of RES and higher payroll related costs and legal expense.

Selling, general and administrative expense as a percentage of total revenue was 24.6% and 25.0% for the years ended December 31, 2017 and 2016, respectively.

Gain on Settlement

Gain on settlement of $3.1 million for the year ended December 31, 2016 was related to a  settlement with a supplier.

Interest Expense

Interest expense for the year ended December 31, 2017 increased by $0.7 million, or 1.3%, to $53.0 million as compared to the same period of 2016. Interest expense includes amortization of deferred financing fees associated with our debt of $2.3 and $2.3 million for years ended December 31, 2017 and 2016, respectively.

Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affects 2017, including, but not limited to, accelerated depreciation that will allow for full expensing of qualified property. The Tax Act also establishes new tax laws that will affect 2018 and after, including a reduction in the U.S. federal corporate income tax rate from 35% to 21%, as well as limitations on the deductibility of interest expense and executive compensation.  As a result of the reduction of the federal corporate income tax rate, we have revalued our net deferred tax liability, which resulted in a provisional income tax benefit of approximately $18.3 million for the year ended December 31, 2017.

Income taxes was a benefit of $17.2 and an expense of $0.9 million for the years ended December 31, 2017 and 2016, respectively.  The tax benefit for the year ended December 31, 2017 was primarily due to the revaluation of our net deferred tax liability.  Income taxes for the years ended 2016 also include state income taxes and tax amortization on indefinite-life intangibles.  The Company will continue to incur deferred tax expense in the future as tax amortization occurs.

Consolidated Net Income (Loss)

Consolidated net income (loss) was $9.2 and $(13.5) million for the years ended December 31, 2017 and 2016, respectively. Net income was impacted primarily by growth in revenue and change in income tax.

Adjusted EBITDA

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) was $137.0 and $128.9 million for the years ended December 31, 2017 and 2016, respectively.  Adjusted EBITDA for the year ended December 31, 2017 was positively impacted by revenue growth.

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

For a reconciliation of net income (loss) attributable to UHS to Adjusted EBITDA, see note (2) under the caption “Selected Financial Data” in Item 6 of this Annual Report on Form 10-K.

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

Selling, General and Administrative, Restructuring, Gain on Settlement and Interest Expense

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

Adjusted EBITDA

Adjusted EBITDA was $128.9 and $122.0 million for the years ended December 31, 2016 and 2015, respectively.  Adjusted EBITDA for the year ended December 31, 2016 was positively impacted by revenue growth.

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

For a reconciliation of net income (loss) attributable to UHS to Adjusted EBITDA, see note (2) under the caption “Selected Financial Data” in Item 6 of this Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Financing Structure.  As of December 31, 2017, our major sources of funds were comprised of  $425.0 million aggregate principal amount of our Original Notes (as defined below), $220.0 million aggregate principal amount of our Add-on Notes (as defined below), $235.0 million senior secured credit facility and $18.1 million of vehicle leases.

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

As of December 31, 2017, we had $122.6 million of availability under the senior secured credit facility based on a borrowing base of $167.7 million less borrowings of $40.2 million and after giving effect to $4.9 million used for letters of credit.

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

At December 31, 2017, we had $40.2 million of borrowings outstanding of which $3.2 million was accruing interest at a rate of 5.5% and $37.0 million was accruing interest at a rate of 3.5%.

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

We require substantial cash to operate our health care technology solutions and service our debt.  Our health care technology solutions require us to invest a significant amount of cash in medical equipment purchases.  To the extent that such expenditures cannot be funded from our operating cash flow, borrowing under our senior secured credit facility or other financing sources, we may not be able to conduct our business or grow as currently planned. We currently expect that over the next 12 months, we will make net investments of approximately $45 to $55 million in medical equipment and other capital expenditures.  This estimate is subject to numerous assumptions, including revenue growth, the number of on-site managed solutions signings, and any significant changes in customer contracts.

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

The following table sets forth selected historical information regarding our cash flows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Other Financial Data:
Net cash provided by operating activities	$70,619	$54,722	$72,284
Net cash used in investing activities	(55,124)	(69,654)	(52,606)
Net cash (used in) provided by financing activities	(15,495)	14,932	(19,678)

Net cash provided by operating activities was $70.6,  $54.7 and $72.3 million for the years ended December 31, 2017,  2016 and 2015, respectively.  Net cash provided by operating activities increased in 2017 compared to 2016 primarily due to improved earnings and working capital improvements versus the prior year.  Net cash provided by operating activities decreased in 2016 compared to 2015 primarily due to higher incentive payments in 2016, the timing of accounts receivable collections from specific customers and working capital increases primarily related to timing.

Net cash used in investing activities was $55.1,  $69.7 and $52.6 million for the years ended December 31, 2017,  2016 and 2015, respectively.  The decrease in net cash used in investing activities in 2017 compared to 2016 was primarily due to lower acquisition costs and lower medical equipment purchases.  The increase in net cash used in investing activities in 2016 compared to 2015 was primarily due to the acquisition of RES.

Net cash (used in) provided by financing activities was $(15.5),  $14.9 and $(19.7) million for the years ended December 31, 2017,  2016 and 2015, respectively. The increase in net cash used in financing activities in 2017 compared to 2016 was primarily due to lower net borrowings under the senior secured credit facility in 2017 and a reduction in book overdrafts.  The increase in net cash provided by financing activities in 2016 compared to 2015 was primarily due to higher net borrowings under the senior secured credit facility to fund the acquisition in 2016.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2017, we do not have any unconsolidated SPEs.

Contractual Obligations

The following is a summary, as of December 31, 2017, of our future contractual obligations:

	Payments due by period
(in thousands)					2023 and
Contractual Obligations	Total	2018	2019 - 2020	2021 - 2022	beyond
Other Financial Data:
Long-term debt principal obligations	$685,200	$—	$685,200	$—	$—
Interest on notes	129,101	49,181	79,920	—	—
Principal and interest on capital lease obligations	19,902	5,616	6,966	3,643	3,677
Operating lease obligations	38,564	9,501	16,183	9,183	3,697
Pension obligations (1)	810	810	—	—	—
Unrecognized tax positions (2)	1,365	—	—	—	—
Total contractual obligations	$874,942	$65,108	$788,269	$12,826	$7,374
Other commercial commitments:
Stand by letter of credit	$4,865	$—	$—	$—	$—

(1)	While our net pension liability at December 31, 2017 was approximately $7 million, we cannot reasonably estimate required payments beyond 2018 due to changing actuarial and market conditions.
(2)	We cannot reasonably determine the exact timing of payments related to our unrecognized tax positions.

Based on the level of operating performance expected in 2018, we believe our cash from operations and additional borrowings under our senior secured credit facility will meet our liquidity needs for the foreseeable future, exclusive of any borrowings that we may make to finance potential acquisitions.  However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could be adversely affected.  As of December 31, 2017, we had $122.6 million of availability under the senior secured credit facility based on a borrowing base of $167.7 million less borrowings of $40.2 million and after giving effect to $4.9 million used for letters of credit. As of December 31, 2016, we had $124.9 million of availability under the senior secured credit facility based on a borrowing base of $175.1 million less borrowings of $45.7 million and after giving effect to $4.5 million used for letters of credit.

Our levels of borrowing are further restricted by the financial covenants set forth in our senior secured credit facility agreement and the 2012 Indenture governing our 2012 Notes, which covenants are summarized above.

As of December 31, 2017, we were in compliance with all covenants for all years presented.

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

Interest Rates

We use both fixed and variable rate debt as sources of financing. As of December 31, 2017, we had approximately $708.9 million of total debt outstanding before netting with deferred financing costs, of which $40.2 million was bearing interest at variable rates.  Based on variable debt levels at December 31, 2017, a 1.0 percentage point change in interest rates on variable rate debt would have resulted in annual interest expense fluctuating by approximately $0.4 million.

Fuel Costs

We are exposed to market risks related to changes in the price of gasoline used to fuel our fleet of delivery and sales vehicles.  A hypothetical 10% increase or decrease in the average 2017 prices of unleaded gasoline, assuming normal gasoline usage levels for the year, would lead to an annual increase or decrease in fuel costs of approximately $0.4 million.

Pension

Our pension plan assets, which were approximately $22.2 million at December 31, 2017 are subject to volatility that can be caused by fluctuations in general economic conditions.  Continued market volatility and disruption could cause further declines in asset values, and if this occurs, we may need to make additional pension plan contributions and our pension expense in future years may increase.  A hypothetical 10% decrease in the fair value of plan assets at December 31, 2017 would lead to a decrease in the funded status of the plan of approximately $2.2 million.

Other Market Risk

As of December 31, 2017, we have no other material exposure to market risk.

ITEM 8:  Consolidated Financial Statements and Supplementary Data

The following table sets forth certain unaudited quarterly financial data for 2017 and 2016.  In our opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth therein.  The operating results for any one quarter are not necessarily indicative of results for any future period.

Selected Quarterly Financial Information

(Unaudited)

	Year Ended December 31, 2017
	Quarter Ended
(in thousands)	March 31	June 30	September 30	December 31
Total revenues	$130,652	$128,210	$123,772	$132,149
Gross margin	$45,767	$42,015	$39,364	$44,609
Gross margin %	35.0%	32.8%	31.8%	33.8%
Consolidated net (loss) income	$(1,890)	$(2,293)	$(3,107)	$16,532
Net cash (used in) provided by operating activities	$(5,304)	$36,357	$2,681	$36,885
Net cash (used in) provided by investing activities	$(13,446)	$(14,927)	$(10,601)	$(16,150)
Net cash provided by (used in) financing activities	$18,750	$(21,430)	$7,920	$(20,735)

	Year Ended December 31, 2016
	Quarter Ended
(in thousands)	March 31	June 30	September 30	December 31
Total revenues	$122,126	$117,618	$117,948	$121,809
Gross margin	$39,885	$38,728	$38,518	$39,721
Gross margin %	32.7%	32.9%	32.7%	32.6%
Consolidated net loss	$(4,640)	$(609)	$(3,610)	$(4,593)
Net cash (used in) provided by operating activities	$(12,750)	$35,754	$(492)	$32,210
Net cash used in investing activities	$(9,938)	$(13,596)	$(13,490)	$(32,630)
Net cash provided by (used in) financing activities	$22,688	$(22,158)	$13,982	$420

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013 version) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2017, our internal control over financial reporting is effective based on those criteria.

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

ITEM 9B:  Other Information

None.

PART III

ITEM 10:  Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth the ages and the current positions of our executive officers and directors as of March 12, 2018.

Name	Age	Position
Thomas J. Leonard	50	Chief Executive Officer and Director
James B. Pekarek	49	Executive Vice President and Chief Financial Officer
Kevin E. Ketzel	49	President
Lee M. Neumann	42	Senior Vice President and General Counsel
Bettyann Bird	57	Senior Vice President, Marketing
Robert L. Creviston	51	Chief Human Resources Officer
Scott A. Christensen	53	Vice President, Controller and Chief Accounting Officer
John L. Workman	66	Director and Chairman of the Board of Directors
Barry P. Schochet	67	Director
Bret D. Bowerman	41	Director
David Crane	61	Director
Michael C. Feiner	75	Director
Robert Juneja	47	Director
John B. Grotting	68	Director
Keith Zadourian	41	Director

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

John L. Workman joined us in November 2014 as a director and Chair of the Audit Committee.  From February to April 2015, Mr. Workman was the Company’s Interim Executive Chairman of the Board.  In April 2015, Mr. Workman was appointed as non-executive Chairman of the Board.  From 2012 to June 2014, Mr. Workman served as Chief Executive Officer and Director at OmniCare, Inc.  Prior to that, Mr. Workman served as Chief Financial Officer of OmniCare, Inc. from 2009 to 2012, and President from 2011 to 2012.  Prior to joining OmniCare, Mr. Workman served as Chief Financial Officer of HealthSouth Corporation from 2004 to 2009.  Prior to that, he spent six years serving in executive officer roles at U.S. Can Corporation, including Chief Executive Officer and Chief Operating Officer. Mr. Workman also spent more than 14 years with Montgomery Ward & Company, Inc., serving in various financial leadership capacities, including Chief Financial Officer and Chief Restructuring Officer. Mr. Workman began his career with the public accounting firm KPMG LLP.  Mr. Workman is also a Director of Federal Signal Corporation (NYSE:FSS), an international manufacturing company that specializes in environmental and safety solutions where he chairs the Audit Committee.  Mr. Workman also serves on the Board of ConMed (NASDAQ:CNMD), an international manufacturer of equipment and supplies for orthopedic and general surgery and was a director of CareCapital Properties (NYSE:CCP), a REIT involved with long-term health care facilities from August 2015 until August 2017.  Mr. Workman holds a Master of Business Administration degree from University of Chicago and a Bachelor of Science degree from Indiana University.

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

Bret D. Bowerman has been a director and a member of our audit committee since 2007. Mr. Bowerman is a co-founder and Partner of Harbour Point Capital and a Senior Advisor to Irving Place Capital.  Prior to founding Harbour Point Capital in 2015, Mr. Bowerman was a Principal with Irving Place Capital, formerly known as Bear Stearns Merchant Banking (“BSMB”). When with BSMB, Mr. Bowerman held the position of Senior Associate. Prior to joining BSMB in

2007, Mr. Bowerman worked as a Research Analyst at investment manager GoldenTree Asset Management from 2006 to 2007. Mr. Bowerman currently serves on the Board of Directors of NSH Wyoming Inc.and Aligned Modern Health. Mr. Bowerman holds a Master of Business Administration degree from the Wharton School of the University of Pennsylvania and a Bachelor of Arts degree in Economics from Washington & Lee University. Mr. Bowerman has a deep understanding of financial issues, which makes him a skilled advisor.

David Crane has been a director and a member of our compensation committee since 2008. Mr. Crane served as Chairman and CEO of National Surgical Healthcare (“NSH”) until October 2017, at which time NSH was sold to Surgery Partners. NSH owns and manages orthopedically focused surgical hospitals and ASC’s. Mr. Crane also served as a senior advisor for health care for IPC from 2008 through 2014.  In 2016, Mr. Crane joined the Board of Directors of Aligned Medical. From 1989 until 2004 Mr. Crane was a director, COO and then CEO of MedCath, Inc. (NASDAQ: MDTH) which owned and managed cardiac focused Heart Hospitals. Mr. Crane served as a director of Orion Healthcare, Inc. (NASDAQ: ORNH) from 2004 to 2008, as a director of Pediatric Services of America (NASDAQ: PSAI) from 2003 to 2007, and as a director of Alveolus Inc. from 2002 to 2008. Mr. Crane was on the Board of Trustees of the Charlotte Latin School from 2000 to 2008. Mr. Crane holds a Master of Business Administration from Harvard Business School and a Bachelor of Arts degree from Yale College. Mr. Crane contributes experience of a provider system striving to achieve superior patient outcomes and optimal financial performance.

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

Robert Juneja has been a director and has served as chairman of our compensation committee since 2007. Mr. Juneja is a co-founder and Partner of Harbour Point Capital, a health care focused private equity firm, and also serves as a Senior Advisor to Irving Place Capital.  Prior to founding Harbour Point Capital in 2015, Mr. Juneja was Senior Managing Director with Irving Place Capital, formerly BSMB. When with BSMB, Mr. Juneja was Senior Managing Director of Bear, Stearns & Co. Inc. Mr. Juneja joined BSMB in 2000. Mr. Juneja serves on the board of directors of Oak Street Health, NSH Wyoming Inc. and Aligned Modern Health. Mr. Juneja holds a Master of Business Administration degree from the Wharton School of the University of Pennsylvania and a Bachelor of Arts degree in Mathematics from the University of Michigan. Mr. Juneja has extensive knowledge of complex financial and operational issues facing health care organizations today.

John B. Grotting became a director in 2010. Mr. Grotting has served as an Operating Partner for Frazier Healthcare Ventures since 2010. Frazier Healthcare Ventures is one of the leading providers of venture and growth equity capital to emerging biopharma, medical device and health care service companies. In addition, Mr. Grotting has held a variety of senior executive positions in the health care field, including serving as CEO of medical device reprocessor Ascent Healthcare Solutions from 2004 to 2009. Prior to joining Ascent Healthcare Solutions in 2004, Mr. Grotting held senior executive positions at Legacy Health System, Allina Health System and Bridge Medical, Inc. Mr. Grotting serves as a director of Vizient Inc., Provista, St. Olaf College, Vocera Communications, Inc., Northfield Repair, Ediom and Solis Mammography.  Mr. Grotting holds a Master’s degree in Hospital and Healthcare Management from the University of Minnesota and a B.A. in Economics from St. Olaf College in Northfield, MN. Mr. Grotting has extensive experience in health system operations management along with growing and successfully selling two health care growth equity businesses.

Keith Zadourian became a director in 2017. Since 2005, Mr. Zadourian has been with Irving Place Capital, formerly BSMB and is currently a Partner with the firm. Prior to joining BSMB in 2005, Mr. Zadourian worked as an Associate at Ventas Capital. Mr. Zadourian currently serves on the Board of Directors of Alpha Packaging, Mold-Rite Plastics, and CACS Netherlands Holdings B.V. Mr. Zadourian holds a Master of Business Administration degree from Columbia

Business School and a Bachelor of Arts degree in Economics from Dartmouth College. Mr. Zadourian has extensive experience as an investor and deep knowledge of financial issues.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors

Each member of our board of directors is expected to devote sufficient time, energy and attention to ensure diligent performance of his or her duties.  Our board met four times during 2017.  The then-current directors attended 100%  of the meetings of our board and various committees that occurred during their term of service during 2017.  We believe that John Workman, Barry Schochet, David Crane, Michael Feiner and John Grotting are independent as defined under the current rules of The NASDAQ Stock Market LLC (“NASDAQ”).  Bret Bowerman, Robert Juneja and Keith Zadourian are not considered to be independent due to their respective relationships with IPC and Parent. Mr. Leonard was not considered independent because he served as a director of the board and as our chief executive officer.

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

In addition, the Parent Securityholders have agreed to vote all of their Parent securities so that any committee of the Company will include at least two IPC Directors, unless otherwise waived.  Robert Juneja, Bret Bowerman and Keith Zadourian are the current IPC designates to serve on our board of directors.  Mr. Bowerman also serves on our audit committee and Mr. Juneja and Mr. Zadourian serve on our compensation committee.

Committees of the Board of Directors

Audit Committee

Our audit committee members are John Workman, Bret Bowerman and Barry Schochet.  Mr. Workman is the chairman. The audit committee met four times during 2017 with all members present at 100% of the meetings.  The audit committee, among other things:

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

Compensation Committee

Our compensation committee consists of Robert Juneja, David Crane, John Grotting and Michael Feiner. The compensation committee met five times during 2017 with all members present at 80% or more of the meetings.  The compensation committee, among other things:

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

Under current NASDAQ rules, our current compensation committee would not be deemed to be comprised solely of independent directors, because Mr. Juneja and Mr. Zadourian are associated with IPC. We believe that Mr. Feiner,  Mr. Grotting and Mr. Crane are independent under current NASDAQ rules.

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

The base salary and annual performance-based incentive compensation paid to our named executive officers for fiscal 2017 was determined by the compensation committee in March 2017 and March 2018, respectively, and recommended to our board of directors for final approval, which occurred in March 2017 and March 2018, respectively.

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

In 2017, the compensation committee considered certain elements of total compensation against a group of publicly traded companies in the same or related industries (the “Peer Group”). In fiscal 2017, our compensation committee reviewed the compensation, including base salary and incentive compensation, paid to executives in the Peer Group, and considered the performance evaluations in determining the appropriate compensation for each named executive officer. In approving the compensation for our named executive officers, our board of directors considered the recommendations of our compensation committee, our company’s performance and the need to attract, retain, and motivate our executives.

It is challenging for us to identify a group of similarly situated peer companies, because the identity of competitors varies among our three business segments, and great variability exists in the size and scope of activities among health care industry businesses, including our competitors. For purposes of determining our 2017 compensation, our compensation committee determined that it was appropriate to select the following companies for inclusion in the Peer Group based on the sensitivity of each Peer Group member to similar marketplace trends and industry sector:

•	Stericycle, Inc., a company that outsources medical waste disposal services;
•	Healthcare Services Group, Inc., a company that outsources housekeeping and dietary services to medical facilities;
•	Cerner Corporation, a supplier of health care information technology solutions;
•	HealthSouth Corporation, a provider of inpatient rehabilitative services;
•	Accretive Health, Inc., a provider of revenue cycle management services for the U.S. health care industry.
•	Premier Healthcare Solutions, Inc., a national health care alliance delivering an integrated platform of solutions through its supply chain services and performance services segments;
•	Team Health Holdings Inc., a provider of hospital-based clinical outsourcing in multiple departments including anesthesia, hospital medicine and emergency medicine;
•	Surgical Care Affiliates, Inc., a provider of surgical solutions through the development and operation of a network of multi-specialty ACS and surgical hospitals;
•	Kinetic Concepts, Inc., a provider of negative pressure wound therapy devices; and
•

Hill-Rom Holdings, Inc., a manufacturer and provider of medical technologies and related services for the health care industry, including patient support systems, safe mobility and handling solutions, non-invasive therapeutic products for a variety of acute and chronic medical conditions, medical equipment rentals, surgical products and information technology solutions.

The Peer Group typically is re-evaluated each year, and consistent with that practice, on December 20, 2017, the compensation committee re-examined its selection of companies to comprise the Peer Group, taking into consideration data compiled from public sources, investment banks, compensation consultants and independent analysts about companies that are comparable to UHS, as well as information available about other companies that operate within the health care industry or that reflect the following attributes:

•	a business model of providing outsourced solutions consistent with UHS’ current focus;
•	an organic and acquisitive growth profile similar to UHS;
•	a technology solutions focus consistent with UHS’ approach; and
•	a lack of direct reimbursement risk from third-party payors such as Medicare and Medicaid.

The compensation committee determined that the current Peer Group is appropriate based on the Company’s business mix and revenue sources, business offerings, current and forecasted growth profile, and solutions-based focus. Accordingly, the compensation committee determined that for purposes of 2018 compensation the Peer Group will consist of the following companies:

•	Stericycle, Inc., a company that outsources medical waste disposal services;
•	Healthcare Services Group, Inc., a company that outsources housekeeping and dietary services to medical facilities;
•	Cerner Corporation, a supplier of health care information technology solutions;
•	HealthSouth Corporation, a provider of inpatient rehabilitative services;

•	R1 RCM Inc., formerly known as Accretive Health, Inc., a provider of revenue cycle management services for the U.S. health care industry;
•	Premier Healthcare Solutions, Inc., a national health care alliance delivering an integrated platform of solutions through its supply chain services and performance services segments;
•	Team Health Holdings Inc., a provider of hospital-based clinical outsourcing in multiple departments including anesthesia, hospital medicine and emergency medicine;
•	Surgery Partners, Inc., a leading operator of surgical facilities and ancillary services;
•	Kinetic Concepts, Inc., a provider of negative pressure wound therapy devices; and
•

Hill-Rom Holdings, Inc., a manufacturer and provider of medical technologies and related services for the health care industry, including patient support systems, safe mobility and handling solutions, non-invasive therapeutic products for a variety of acute and chronic medical conditions, medical equipment rentals, surgical products and information technology solutions.

2017 Executive Compensation Components

For fiscal 2017 the principal components of compensation for our named executive officers were base salary and annual performance-based incentive compensation, each of which is addressed in greater detail below. Each named executive officer also has severance and/or change of control benefits, and is eligible to participate in our long-term savings plan and the broad-based benefit and welfare plans that are available to our employees in general. In addition, the named executive officers are eligible to receive stock option awards from Parent under its stock option plan. Although these awards are determined solely by Parent’s board of directors, our compensation committee considers the option awards in assessing each named executive officer’s compensation package and whether such package is consistent with our compensation program philosophy and objectives.

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

Finding that the named executive officers achieved the objectives discussed above, on March 7, 2017, the compensation committee determined to increase the base salaries of Mr. Leonard from $650,000 to $666,250,  Mr. Pekarek from $425,000 to $435,625, Mr. Ketzel from $435,625 to $446,516, Mr. Creviston from $300,000 to $307,500 and Ms. Bird from $300,000 to $307,500.  These increases reflected the increasing complexity of the Company’s business and the increased responsibilities these executives took on to meet growth objectives. These include increased strategic partnership activity, product development, expanded geographic markets and design and delivery of more complex customer-focused service solutions.

Annual Performance-Based Incentive Compensation

The annual performance-based incentive compensation component is offered through the Executive Incentive Program (the “EIP”), an annual cash incentive program that provides our executive officers with an opportunity to earn annual incentive awards based on the Company’s financial performance. Under the EIP, our named executive officers can earn incentive awards that are based on a percentage of base salary, with the percentage for each officer (other than Mr. Leonard, whose percentage was specified in his employment agreement with us) set at a level the compensation committee has determined is consistent with his level of accountability and impact on our operations. In setting this percentage of base salary, the compensation committee also considers the incentive compensation paid to executives in the Peer Group. The percentage of base salary for our named executive officers (other than the chief executive officer) varies from 65% to 75% of base salary. The target award under the EIP for Mr. Leonard, our chief executive officer, was 100% of base salary, as specified in his employment agreement.  The 2017 EIP targets for each of our named executive officers were as follows:

2017 Executive Incentive Plan Target
Senior Manager	as a Percent of 2017 Base Salary
Thomas J. Leonard	100%
James B. Pekarek	70%
Kevin E. Ketzel	75%
Robert L. Creviston	65%
Bettyann Bird	65%

The corporate financial performance objectives under the EIP relate to capital expenditures and Adjusted EBITDA, defined as earnings attributable to UHS before interest expense, income taxes, depreciation and amortization and excludes non-cash share-based compensation expense, management, board and other nonrecurring gain, expenses or loss. The threshold levels for achievement of the corporate financial objective, and the formula for payment of awards under the EIP, are determined by the compensation committee. In March 2018, the threshold levels for achievement of the corporate financial objectives for 2017 EIP awards were finally determined by our compensation committee. Our named executive officers’ eligibility to earn an incentive award is based on the Company’s achievement of those corporate financial objectives for the current year, calculated by comparing actual and target capital expenditures and Adjusted EBITDA for that fiscal year.

Methodology

For fiscal 2017, the compensation committee established the capital expenditures target at $60.3 million and the Adjusted EBITDA target at $140.7 million.  Adjusted EBITDA is used internally as a measure of operational performance, we disclose it externally to assist analysts, investors and lenders in their comparisons of operational performance, valuation and debt capacity across companies with differing capital, tax and legal structures. EBITDA, however, is not a measure of financial performance under GAAP and should not be considered as an alternative to, or more meaningful than, net income as a measure of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. Because EBITDA is not a measure of GAAP and is thus susceptible to varying interpretations and calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. EBITDA does not represent an amount of funds that is available for management’s discretionary use. Adjusted EBITDA is included because certain compensation plans are based upon this measure.

For fiscal 2017, the compensation committee reviewed the Company’s actual capital expenditures and Adjusted EBITDA performance and determined that the Company’s targets were achieved, such that by the formula determined by the compensation committee,  Mr. Leonard will receive $697,616 for his award,  Mr. Pekarek will receive $350,000 for his award, Mr. Ketzel will receive $400,000 for his award, Mr.Creviston will receive $209,285 for his award and Ms. Bird will receive $250,000 for her award.

Award amounts for 2017 performance under the EIP were approved for the named executive officers by the compensation committee on March 6, 2018 and will be paid by the Company on March 30, 2018. The 2017 EIP award amounts are reflected in the “Non-equity Incentive Plan Compensation” column of the Summary Compensation Table.

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

Stock option award levels vary among participants based on their positions within the Company. Consistent with past practice, broad-based stock option awards were granted in June of 2007, following a change of control of the Company, which occurred in connection with the Transaction. Thereafter, options are generally expected to be granted periodically throughout the year and are granted to individuals who were newly hired or who were promoted or who increased their job responsibilities.  None of the executive officers received grants of options in 2017. The exercise price of stock option awards under the 2007 Stock Option Plan is equal to the fair market value of Parent’s common stock on the grant date as determined by the board of directors of Parent. The ultimate value of an award depends on Parent’s stock price. For a detailed discussion of the 2007 Stock Option Plan, including the August 2010 amendment to the vesting provisions of option agreements, see discussion under the heading “2007 Stock Option Plan” below.

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

PAY RATIO

We have prepared, under applicable SEC rules, the ratio of the annual total compensation of our Chief Executive Officer to the annual total compensation of our median employee (other than the Chief Executive Officer), calculated as defined in Item 402(c)(2)(x). As disclosed in the Summary Compensation Table, our Chief Executive Officer’s annual total compensation for 2017 was $1,368,491. The annual total compensation of our median employee was $46,529. This results in a ratio of 29.4 to 1. The methodology used to determine our median employee is described below.

We determined our median employee based on, in our opinion, the best representation of ongoing total compensation as of December 31, 2017. Total compensation includes payments made during 2017, based on payroll records, in the following categories:

•	Base salary/hourly pay, including overtime for non-exempt employees
•	Performance-based incentive payments
•

Allowances/perquisites paid by the company to each specific employee (not including company-paid insurance premiums or other benefit programs where a cost/value cannot be attributed to a specific employee)

Total compensation was annualized in the case of regular full-time and part-time employees who joined the Company during 2017. Pay for temporary and on-demand employees was not annualized.

UHS acquired two companies during 2017 and 17 employees from these acquisitions remained employed on December 31, 2017. These 17 employees (0.6% of our employee population) have been excluded from our calculation of the median employee because they were not eligible for UHS compensation plans/programs throughout the entire year. As such, their compensation for 2017 may not be representative of their ongoing total compensation with UHS. Aside from acquired employees and contract workers for whom UHS does not determine pay, all active employees on December 31, 2017 (other than the Chief Executive Officer) who received pay from UHS in 2017 were included in the calculation to determine the median employee.

TAX AND ACCOUNTING IMPLICATIONS

Deductibility of Executive Compensation

The compensation committee reviews and considers the Company’s deductibility of executive compensation. We believe that compensation paid under our EIP is generally deductible for federal income tax purposes. Section 280G of the IRS Code provides that the Company may not deduct compensation paid in connection with a change of control that is treated as an excess parachute payment. In certain circumstances, the compensation committee may elect to approve compensation that is not fully deductible to ensure competitive levels of compensation for our executive officers. The Tax Act will limit the Company’s deductibility to $1 million for named executive officers beginning after January 1, 2018.

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

Keith Zadourian

EXECUTIVE COMPENSATION

The following tables and accompanying narrative disclosure should be read in conjunction with the Compensation Discussion and Analysis.

SUMMARY COMPENSATION TABLE

The table below sets forth the total compensation awarded to, earned by or paid to the named executive officers for our 2017,  2016, and 2015 fiscal years.

Amounts listed under the “Non-Equity Incentive Plan Compensation” column were determined in accordance with the  “2017 Executive Incentive Plan Targets”, as approved by the compensation committee of our board of directors. The non-equity incentive plan compensation will be paid on March 30, 2018.

					Non-Equity
					Incentive
			Option	Stock	Plan	All Other
Name and		Salary	Awards	Awards	Compensation	Compensation	Total
Principal Position	Year	($)	($) (1)	($) (2)	($) (3)	($) (4)	($)
Thomas J. Leonard (5)	2017	$661,875	$—	$—	$697,616	$9,000	$1,368,491
Chief Executive Officer	2016	$650,000	$(190,700)	$—	$699,400	$9,000	$1,167,700
and Director	2015	$450,000	$2,860,500	$5,000,000	$787,500	$—	$9,098,000

James B. Pekarek	2017	$432,765	$—	$—	$350,000	$9,555	$792,320
Executive Vice President	2016	$417,361	$167,150	$—	$330,000	$9,067	$923,578
and Chief Financial Officer	2015	$395,133	$—	$—	$483,303	$7,891	$886,327

Kevin E. Ketzel (5)	2017	$443,584	$—	$—	$400,000	$8,872	$852,456
President	2016	$432,765	$167,150	$—	$360,000	$6,492	$966,407
	2015	$171,635	$600,050	$—	$225,271	$1,962	$998,918

Robert L. Creviston	2017	$305,481	$—	$—	$209,285	$4,079	$518,845
Chief Human Resources Officer	2016	$295,505	$117,005	$—	$210,000	$7,297	$629,807
	2015	$282,410	$—	$—	$320,558	$—	$602,968

Bettyann Bird (5)	2017	$305,481	$—	$—	$250,000	$1,349	$556,830
Senior Vice President, Marketing	2016	$288,462	$534,880	$—	$225,000	$1,385	$1,049,727

(1)

The amounts in the “Option Awards” column reflect that Mr. Pekarek, Mr. Ketzel, Mr. Creviston and Ms. Bird received grants of options in the year ended December 31, 2016 and Mr. Leonard and Mr. Ketzel received grants of options in the year ended December 31, 2015.  On March 14, 2016, Mr. Leonard entered into an amended Stock Option Agreement with the Company, amending the amount of his stock option award from 15,000,000 options to 14,000,0000.  Mr. Leonard agreed to relinquish 1,000,000 options in order to return them to the stock option pool to be awarded to members of management.  The amounts in the “Option Awards” column reflect the grant date fair value or incremental fair value, determined in accordance with ASC Topic 718, of awards granted pursuant to the 2007 Stock Option Plan. Assumptions used in the calculation of these amounts are included in Item 15, Note 11, Share‑Based Compensation to our audited consolidated financial statements for the fiscal year ended December 31, 2017 included elsewhere in this Annual Report on Form 10-K.

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

(4)

The amounts in the “All Other Compensation” column reflect our contributions for all of the named executive officers to the Long-Term Savings Plan, discussed in detail under the caption “Long-Term Savings Plan and Other Benefits” and credit to the health care premium.

(5)	Because Ms. Bird was not a named executive officer in 2015, her information is only provided for 2017 and 2016.

2017  GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Option
	Grant	Threshold	Target	Maximum	Options	Awards	Awards
Name	Date	($)	($)	($)	(#) (3)	($/sh)	($) (2)
Thomas J. Leonard	2017	$—	$661,900	$1,323,800	—	$—	$—

James B. Pekarek	2017	$—	$302,900	$605,800	—	$—	$—

Kevin E. Ketzel	2017	$—	$332,700	$665,400	—	$—	$—

Robert L. Creviston	2017	$—	$198,600	$397,200	—	$—	$—

Bettyann Bird	2017	$—	$198,600	$397,200	—	$—	$—

(1)

The amounts shown under “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” reflect the minimum, target and maximum payment levels, respectively, under the Company’s EIP. These amounts are based on the named executive officer’s base salary and position for the year ending and as of December 31, 2017. The 2017 EIP payout is included in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table.

(2)

The amounts in the “Grant Date Fair Value of Option Awards” column reflect the grant date fair value, determined in accordance with ASC Topic 718, of awards pursuant to the 2007 Stock Option Plan. Assumptions used in the calculation of these amounts are included in Item 15, Note 11, Share‑Based Compensation to our audited consolidated financial statements for the fiscal year ended December 31, 2017 included elsewhere in this Annual Report on Form 10-K.

(3)	No stock options were granted to the named executive officers during 2017.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2017

	OPTION AWARDS (1)					STOCK AWARDS (2)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Grant Date	Number of Securities Underlying Restricted Stock Unit
Thomas J. Leonard	5/8/2015	5,999,994	8,000,006	$0.71	11/4/2024	4/13/2015	7,042,254
James B. Pekarek	3/9/2016	166,666	333,334	$1.02	11/4/2024	—	—
James B. Pekarek	5/21/2013	2,291,657	458,343	$0.71	11/4/2024	—	—
Kevin E. Ketzel	3/9/2016	166,666	333,334	$1.02	11/4/2024	—	—
Kevin E. Ketzel	8/5/2015	1,375,000	1,375,000	$0.71	11/4/2024	—	—
Robert L. Creviston	3/9/2016	116,666	233,334	$1.02	11/4/2024	—	—
Robert L. Creviston	5/21/2013	1,041,662	208,338	$0.71	11/4/2024	—	—
Bettyann Bird	3/9/2016	533,332	1,066,668	$1.02	11/4/2024	—	—

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

Thomas J. Leonard
Chief Executive Officer and Director
		For Good
		Reason or	Change of
		Without	Control
	Death or	Cause	Related
	Disability	Termination	Termination
Executive Benefits and	on	on	on
Payments Upon Separation	12/31/2017	12/31/2017	12/31/2017
Compensation:
Non-Equity Incentive Plan	$697,616	$697,616	$—
Stock Options	—	—	1,525,601
Benefits and Perquisites:
Health and Welfare Benefits	11,350	11,350	—
Severance Payments	666,250	666,250	—
Total	$1,375,216	$1,375,216	$1,525,601

James B. Pekarek — Employment Arrangement

On November 2, 2016, the Company amended its employment agreement, previously entered into on April 11, 2013, with Mr. Pekarek. The terms of Mr. Pekarek’s amended employment agreement, as they relate to the possible payment upon his termination, are summarized below. The amounts shown below assume that termination of employment was effective as of December 31, 2017, include amounts earned through that date, and are estimates of the amounts which would be paid out to the named executive officers upon their termination. The actual amounts paid can only be determined at the time of each named executive officer’s separation from us.

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

James B. Pekarek
Executive Vice President and Chief Financial Officer
		For Good
		Reason or	Change of
		Without	Control
	Death or	Cause	Related
	Disability	Termination	Termination
Executive Benefits and	on	on	on
Payments Upon Separation (1)	12/31/2017	12/31/2017	12/31/2017
Compensation:
Non-Equity Incentive Plan	$350,000	$350,000	$350,000
Stock Options	—	—	416,827
Benefits and Perquisites:
Health and Welfare Benefits	11,350	11,350	11,350
Severance Payments	435,600	762,300	1,143,500
Total	$796,950	$1,123,650	$1,921,677

(1)	The above table excludes the intrinsic value of vested stock options.

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

Executives covered by the Executive Severance Pay Plan include the following named executive officers:  Mr. Ketzel, Mr. Creviston and Ms. Bird. The terms of the Executive Severance Pay Plan, as they related to the possible payments upon the terminations of the aforementioned named executive officers, are summarized below. The amounts shown assume that termination was effective as of December 31, 2017, include amounts earned through that date and are estimates of the amounts which would be paid out to the named executive officer upon his termination. The actual amounts paid can only be determined at the time of the named executive officer’s separation from us.

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

Payments Made Upon a Change in Control

In the event of termination of employment due to a Change in Control, and the named executive officer or designee signs a General Release within 45 days of the date of termination, the named executive officer will receive his or her:

•	current salary on a bi-weekly payment schedule for the 12-month period following termination (“Severance Period”);
•	lump payment of $11,350 for COBRA benefits ; and
•	100% of target bonus within 61 days following the effectiveness of the General Release.
•	Mr. Ketzel as President will receive an additional amount equal to 100% of target bonus for the then-current fiscal year.

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

Kevin E. Ketzel
President
		For Good
		Reason or	Change of
		Without	Control
	Death or	Cause	Related
	Disability	Termination	Termination
Executive Benefits and	on	on	on
Payments Upon Separation (1)	12/31/2017	12/31/2017	12/31/2017
Compensation:
Non-Equity Incentive Plan	$400,000	$400,000	$800,000
Stock Options	—	—	411,459
Benefits and Perquisites:
Health and Welfare Benefits	11,350	11,350	11,350
Severance Payments	446,500	446,500	446,500
Total	$857,850	$857,850	$1,669,309

Robert L. Creviston
Chief Human Resources Officer
		For Good
		Reason or	Change of
		Without	Control
	Death or	Cause	Related
	Disability	Termination	Termination
Executive Benefits and	on	on	on
Payments Upon Separation (1)	12/31/2017	12/31/2017	12/31/2017
Compensation:
Non-Equity Incentive Plan	$209,285	$209,285	$209,285
Stock Options	—	—	216,819
Benefits and Perquisites:
Health and Welfare Benefits	11,350	11,350	11,350
Severance Payments	307,500	307,500	307,500
Total	$528,135	$528,135	$744,954

Bettyann Bird
Senior Vice President, Marketing
		For Good
		Reason or	Change of
		Without	Control
	Death or	Cause	Related
	Disability	Termination	Termination
Executive Benefits and	on	on	on
Payments Upon Separation (1)	12/31/2017	12/31/2017	12/31/2017
Compensation:
Non-Equity Incentive Plan	$250,000	$250,000	$250,000
Stock Options	—	—	356,587
Benefits and Perquisites:
Health and Welfare Benefits	11,350	11,350	11,350
Severance Payments	307,500	307,500	307,500
Total	$568,850	$568,850	$925,437

(1)	The above tables exclude the intrinsic value of vested stock options.

2007 STOCK OPTION PLAN

On May 31, 2007, our Parent’s board of directors adopted the 2007 Stock Option Plan in connection with the Transaction. The 2007 Stock Option Plan provides for the issuance of approximately 43.9 million nonqualified stock options of our Parent to any of our and Parent’s executives, including the named executive officers, other key employees and to consultants and certain directors. The options allow for the purchase of shares of common stock of our Parent at prices no lower than the stock’s fair market value at the date of grant. The exercise price of the stock option awards granted during the years ended December 31, 2008 through 2017 was set reasonably and in good faith by Parent’s board of directors and compensation committee and is equal to the market value of Parent’s common stock on the grant date. The exercise price of options issued during the years ended December 31, 2009 through 2017, was determined through a variety of factors including peer group multiples, merger and acquisition multiples, and discounted cash flow analyses. The exercise prices of options issued during the year ended December 31, 2008 was determined by reference to the then recent per share valuation of Parent resulting from the 2007 Transaction as detailed below.

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

While the terms of the options to be granted under the 2007 Stock Option Plan will be determined at the time of grant, our employee stock options issued in fiscal 2017, 2016, 2015 and 2014 will expire on November 4, 2024 and stock options issued in 2008 through 2013 which originally were to expire 10 years from the date of grant were extended to November 4, 2024 with the November 4, 2014 Amendment as described below. Option grants to directors are 100% fixed vesting options, with 50% vesting on each December 31 over a two-year period for options granted in 2016 and one-sixth vesting on each December 31 over a six-year period for options granted prior to 2016. Option grants to employees are comprised of 50% fixed vesting and 50% performance vesting options. Fixed vesting options vest over a six-year service period with one-sixth vesting on December 31 of each year of the six-year period, subject to the option holder not ceasing employment with Parent or the Company. Upon a sale of Parent or the Company, all of the unvested options with fixed vesting schedules will vest and become exercisable. Performance vesting options vest over a six-year period with one-sixth vesting on December 31 of each year of the six-year period, subject to the option holder not ceasing employment with Parent or the Company. Prior to the Amendment described below, the vesting of performance vesting options was also subject to the Company’s attainment of either an adjusted EBITDA target for the then current year or an aggregate adjusted EBITDA target, as set forth in the respective form of option agreement. Also prior to the Amendment, upon a sale of Parent or the Company, all of the unvested options that vest upon the achievement of established performance targets would have vested and become exercisable upon IPC’s achievement of a certain internal rate of return on its investment in Parent, subject to certain conditions. With respect to both fixed vesting and performance vesting options, an employee’s unvested options are forfeited when employment is terminated, and vested options must be exercised within a prescribed time period on or following termination to avoid forfeiture. Before the exercise of an option, the holder has no rights as a stockholder regarding the shares subject to the option, including voting rights.

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

DIRECTOR COMPENSATION

Through December 31, 2017, we paid each of our independent directors cash compensation of $50,000 per year for their service as independent directors ($70,000 for the chair). Members of our audit committee who were independent also received an annual fee of $5,000 ($10,000 for the chair), and members of our compensation committee who our board determined were independent received an annual fee of $5,000. These amounts are reviewed by the board from time to time, and all amounts are pro-rated for partial year directorship or membership, as appropriate. Directors who are not independent do not receive compensation for services on the board of directors.

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

2017 Cash Compensation

In 2017, each of our independent directors for 2017 (Mr. Workman, Mr. Schochet, Mr. Crane,  Mr. Feiner and Mr. Grotting) received cash compensation of $50,000 for his service as an independent director. Mr. Workman, who also serves as chairman of the board and chairman of the audit committee, received $20,000 annual cash compensation for his service as chairman of the board and $10,000 annual cash compensation for his service as chair of the audit committee. In addition, annual fees based on committee memberships were paid as described below.

•

Mr. Workman received cash compensation of $20,000 for his service as chairman of our board and $10,000 as chairman of the audit committee. Mr. Workman received aggregate cash compensation of $80,000 during 2017.

•	Mr. Schochet received cash compensation of $5,000 for his service as a member of our audit committee. Mr. Schochet received an aggregate amount of $55,000 during 2017.

•	Mr. Crane received cash compensation of $5,000 for his service as a member of our compensation committee. Mr. Crane received an aggregate amount of $55,000 during 2017.

•	Mr. Feiner received cash compensation of $5,000 for his service as a member of our compensation committee. Mr. Feiner received an aggregate amount of $55,000 during 2017.

•	Mr. Grotting received cash compensation of $5,000 for his service as a member of our compensation committee. Mr. Grotting received an aggregate amount of $55,000 during 2017.

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

On March 8, 2017, Mr. Workman, Mr. Schochet, Mr. Crane, Mr. Feiner and Mr. Grotting each received a grant of 50,000 nonqualified stock options for the purchase of shares of common stock of UHS Holdco, Inc. at a price of $1.19 per share pursuant to the 2007 Stock Option Plan for his service as an independent director. These stock options vest over a two-year period of service with 50% of the grant vesting on December 31 each year.

Until a stock option vests and is exercised, the underlying shares cannot be voted. The 2007 Stock Option Plan is discussed in detail under the caption “2007 Stock Option Plan” above.

2017 Director Compensation Table

The table below summarized the compensation paid by the Company to directors for the fiscal year ended December 31, 2017:

	Fees Earned	Option
	or Paid in Cash	Awards	Total
Name (1)	($) (2)	($) (3)	($)
John L. Workman	$80,000	$9,955	$89,955
Barry Schochet	55,000	9,955	64,955
Bret D. Bowerman	—	—	—
David Crane	55,000	9,955	64,955
Michael C. Feiner	55,000	9,955	64,955
Robert Juneja	—	—	—
John B. Grotting	55,000	9,955	64,955
Keith Zadourian	—	—	—

(1)	Only the members of our board who are independent for compensation purposes receive compensation for their service as directors.

(2)

The amount in the “Fees Earned or Paid in Cash” column for Mr. Workman, Mr. Schochet, Mr. Crane, Mr. Feiner and Mr. Grotting represents retainer and committee fees as discussed in detail under the caption  “2017 Cash Compensation.”

(3)

The amounts in the “Option Awards” column reflect the fair value, determined in accordance with ASC Topic 718, of awards granted pursuant to the 2007 Stock Option Plan. Assumptions used in the calculation of these amounts are included in Item 15, Note 11, Share-Based Compensation to our audited consolidated financial statements for the fiscal year ended December 31, 2017 included elsewhere in this Annual Report on Form 10-K. As of December 31, 2017, Mr. Workman had 225,000 options outstanding and exercisable under the 2007 Stock Option Plan. As of December 31, 2017, Mr. Schochet, Mr. Crane and Mr. Grotting, each had 375,000 options outstanding and exercisable under the 2007 Stock Option Plan. As of December 31, 2017, Mr. Feiner had 75,000 options outstanding and exercisable under the 2007 Stock Option Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal 2017, the directors serving on the compensation committee of our board of directors were Mr. Juneja, Mr. Crane, Mr. Grotting and Mr. Feiner, none of whom has served as an officer or employee of UHS.

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

ITEM 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of our capital stock is owned by Parent.  IPC and certain members of our management team own all of the capital stock of Parent.  The following table sets forth certain information known to us, based on information provided by Parent, regarding the beneficial ownership of the common stock of Parent as of March 1, 2018 by:

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

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned as of March 1, 2018	Percentage of Shares Beneficially Owned (%) (2)
Principal Stockholders:
IPC/UHS, L.P. (3) (11) (12)	175,000,000	64.0
IPC/UHS Co-Investment Partners, L.P. (3) (11) (12)	63,913,306	23.4

Directors and Named Executive Officers:
Thomas J. Leonard (4)	14,281,685	5.2
James B. Pekarek (5)	2,878,492	1.1
Kevin E. Ketzel (6)	2,382,003	*
Robert L. Creviston (7)	1,158,328	*
Bettyann Bird (8)	869,467	*
John L. Workman (9)	225,000	*
Barry P. Schochet (10)	375,000	*
Bret D. Bowerman (11)	238,913,306	87.3
David Crane (10)	375,000	*
Michael C. Feiner (13)	75,000	*
Robert Juneja (12)	238,913,306	87.3
John B. Grotting (10)	375,000	*
Keith Zadourian (14)	238,913,306	87.3

All directors and executive officers as a group (15 persons)	262,937,447	96.1

*Denotes less than one percent.

(1)	Unless otherwise specified, the address of each of the named individuals is c/o Universal Hospital Services, Inc., 6625 West 78th Street, Suite 300, Minneapolis, Minnesota 55439.

(2)

Percentage of beneficial ownership is based on the aggregate of 254,650,627 shares of Parent’s common stock outstanding as of March 1, 2018,  1,760,564 restricted stock units that become vested within 60 days of March 1, 2018 and 17,145,809 options exercisable or becoming exercisable for our directors and executive officers within 60 days of March 1, 2018. The percentage of beneficial ownership for all holders has been rounded to the nearest 1/10th of a percentage.

(3)

IPC III GP, LLC may be deemed a beneficial owner of shares of Parent due to its status as a general partner of IPC/UHS, L.P. and IPC/UHS Co-Investment Partners, L.P. IPC III GP, LLC disclaims beneficial ownership of any such shares of which it is not the holder of record.

(4)

Includes 5,281,691 restricted stock units that are vested or become vested within 60 days of March 1, 2016 and options to purchase 8,999,994 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2018.

(5)	Includes options to purchase 2,458,323 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2018.

(6)	Includes options to purchase 1,541,666 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2018.

(7)	Includes options to purchase 1,158,328 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2018.

(8)	Includes options to purchase 533,332 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2018.

(9)	Includes options to purchase 225,000 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2018.

(10)	Includes options to purchase 375,000 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2018, for each of Mr. Schochet, Mr. Crane and Mr. Grotting.

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

(13)	Includes options to purchase 75,000 shares of common stock that are exercisable or become exercisable within 60 days of March 1, 2018.

(14)

Mr. Zadourian is a Partner of Irving Place Capital.  Mr. Zadourian disclaims beneficial ownership of any of the shares of common stock owned by IPC/UHS, L.P. and IPC/UHS Co-Investment Partners, L.P., except to the extent of his pecuniary interest therein, if any.  His address is c/o Irving Place Capital, 745 Fifth Avenue, New York, New York 10151.

EQUITY COMPENSATION PLAN

The following table summarizes, as of December 31, 2017, the shares of Parent’s common stock subject to outstanding awards or available for future awards under Parent’s 2007 Stock Option Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securitites Remaining Available for Future Issuance Under Equity Compensation Plans (excluding shares reflected in the first column) (2)
Equity Compensation Plans Approved by Security Holders	37,672,499	$0.79	5,768,132
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	37,672,499	$0.79	5,768,132

(1)

The exercise price of the stock option award is equal to the market value of Parent’s common stock on the grant date as determined reasonably and in good faith by the Parent’s board of directors and compensation committee.  The exercise price of options issued during the years ended December 31, 2009 through 2017, was determined through a variety of factors including peer group multiples, merger and acquisition multiples, and discounted cash flow analyses. The exercise prices of options issued during the year ended December 31, 2008 was determined by reference to the then recent per share valuation of Parent resulting from the Transaction as detailed below.

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

On May 31, 2007, in connection with the Transaction, we and IPC entered into a professional services agreement pursuant to which general advisory and management services are provided to us with respect to financial and operating matters.  IPC is an owner of Parent, and the following members of our Board of Directors are associated with IPC:  Robert Juneja,  Bret Bowerman and Keith Zadourian. The professional services agreement requires us to pay an annual fee for ongoing advisory and management services equal to the greater of $0.5 million or 0.75% of our Adjusted EBITDA (as defined in the professional services agreement) for the immediately preceding fiscal year, payable in quarterly installments. We incurred fees to IPC of approximately $1.0,  $1.0 and $1.0 million for the years ended December 31, 2017,  2016 and 2015, respectively, for advisory and management services.

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

ITEM 14:  Principal Accounting Fees and Services

KPMG LLP (“KPMG”) has served as our independent registered public accounting firm since June 3, 2013. The following table presents fees for professional services rendered by KPMG during the years ended December 31, 2017 and 2016.

Types of Fees	2017	2016
Audit Fees (1)	$395,641	$400,000
Audit-Related Fees (2)	32,000	65,000
Tax Fees (3)	141,200	93,290
All Other Fees (4)	—	123,709

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Deficit for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

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
4.1

Indenture, dated as of August 7, 2012, among Universal Hospital Services, Inc., UHS Surgical Services, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 10-Q filed with the SEC on August 13, 2012).

4.2

Third Supplemental Indenture, dated as of August 7, 2012, among Universal Hospital Services, Inc., UHS Surgical Services, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to Form 10-Q filed with the SEC on August 13, 2012).

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

10.6

Amended and Restated Second Lien Trademark Security Agreement, dated as of August 7, 2012, among Universal Hospital Services, Inc., UHS Surgical Services, Inc. and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.1 to Form 10-Q filed with the SEC on August 13, 2012).

10.7

Amended and Restated Second Lien Security Agreement, dated as of August 7, 2012, among Universal Hospital Services, Inc., UHS Surgical Services, Inc. and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.2 to Form 10-Q filed with the SEC on August 13, 2012).

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

10.11

First Amendment to the Intercreditor Agreement, dated as of the August 7, 2012, among the Company, Bank of America, N.A., collateral agent for the First Lien Secured Parties and Wells Fargo Bank, National Association, collateral agent for the Junior Lien Secured Parties (incorporated by reference to Exhibit 10.3 to Form 10-Q filed with the SEC on August 13, 2012).

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
10.20

Employment Agreement, dated as of April 8, 2015, between Thomas Leonard and Universal Hospital Services, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed with the SEC on May 13, 2015). **

10.21

Restricted Stock Unit Award Agreement, dated as of April 13, 2015, between Thomas Leonard and Universal Hospital Services, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed with the SEC on May 13, 2015). **

10.22

Form of Option Agreement Evidencing a Grant of an Option Under the 2007 Stock Option Plan, dated as of May 8, 2015, between Universal Hospital Services, Inc.  and Thomas Leonard (incorporated by reference to Exhibit 10.3 to Form 10-Q filed with the SEC on May 13, 2015). **

10.23

Third Amended and Restated Credit Agreement, dated as of November 24, 2015, among Universal Hospital Services, Inc., UHS Holdco, Inc., the lenders party thereto, Bank of America, N.A. as administrative agent, Barclays Bank PLC and PNC Bank, National Association as co-syndication agents and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Bank PLC and PNC Capital Markets LLC as joint lead arrangers and joint book managers (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on December 1, 2015).

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
10.30

Amendment Two to the Employement Agreement, dated November 4, 2016, between Thomas Leonard and Universal Hospital Services, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed with the SEC on November 7, 2016). **

10.31

Severance Arrangement, dated November 2, 2016, between James B. Pekarek and Universal Hospital Services, Inc. (incorporated by reference to Exhibit 10.3 to Form 10-Q filed with the SEC on November 7, 2016). **

10.32

Amendment One to the UHS Holdco, Inc. Securityholders Agreement dated March 26, 2015 by and amoung UHS Holdco, Inc., IPC/UHS, L.P and IPC/UHS Co-Investment Partners, L.P. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed with the SEC on August 14, 2017).

10.33

Amendment Two to the UHS Holdco, Inc. Securityholders Agreement dated August 14, 2017 by and amoung UHS Holdco, Inc., IPC/UHS, L.P and IPC/UHS Co-Investment Partners, L.P. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed with the SEC on August 14, 2017).

12.1*	Statement regarding the computation of ratio of earnings to fixed charges.
21.1*	Subsidiaries of the Registrant.
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of Thomas J. Leonard Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of James B. Pekarek Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial information from Universal Hospital Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 12, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of December 31, 2017 and 2016, (ii) the Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015, (iv) the Consolidated Statements of Deficit for the years ended December 31, 2017, 2016 and 2015, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, and Notes to Consolidated Financial Statements.

*Filed herewith

**Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 12, 2018.

UNIVERSAL HOSPITAL SERVICES, INC.
By	/s/ Thomas J. Leonard
Thomas J. Leonard
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2018.

/s/ Thomas J. Leonard	Chief Executive Officer and Director (Principal Executive
Thomas J. Leonard	Officer)

/s/ James B. Pekarek	Executive Vice President and
James B. Pekarek	Chief Financial Officer (Principal Financial Officer)

/s/ Scott A. Christensen	Vice President, Controller, and
Scott A. Christensen	Chief Accounting Officer (Principal Accounting Officer)

/s/ John L. Workman	Director
John L. Workman

/s/ Barry P. Schochet	Director
Barry P. Schochet

/s/ Bret D. Bowerman	Director
Bret D. Bowerman

/s/ David Crane	Director
David Crane

/s/ Michael C. Feiner	Director
Michael C. Feiner

/s/ Robert Juneja	Director
Robert Juneja

/s/ John B. Grotting	Director
John B. Grotting

/s/ Keith Zadourian	Director
Keith Zadourian

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report relating to the fiscal year ended December 31, 2017 or proxy statement with respect to any annual or other meeting of security holders has been sent to security holders, nor will such information be sent to security holders.

Universal Hospital Services, Inc.

Schedule II - Valuation and Qualifying Accounts

(in thousands)

Description	Balance - Beginning of Year	Charged to Costs and Expense	Deductions from Reserves	Balance - End of Year
Allowance for Doubtful Accounts
Year Ended December 31, 2017	$1,530	$359	$655	$1,234
Year Ended December 31, 2016	1,500	215	185	1,530
Year Ended December 31, 2015	2,035	69	604	1,500
Income Tax Valuation Allowance
Year Ended December 31, 2017	$63,672	$(19,269)	$—	$44,403
Year Ended December 31, 2016	59,715	3,957	—	63,672
Year Ended December 31, 2015	55,037	4,678	—	59,715

Universal Hospital Services, Inc.

As of December 31, 2017 and 2016 and

For the years ended December 31, 2017,  2016 and 2015

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Universal Hospital Services, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Universal Hospital Services, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit, and cash flows for each of the years in the three‑year period ended December 31, 2017 and the related notes and financial statement Schedule II-Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

Minneapolis, Minnesota

March 12, 2018

Universal Hospital Services, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share information)

	December 31,	December 31,
	2017	2016
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts of $1,234 at December 31, 2017 and $1,530 at December 31, 2016	$89,637	$84,264
Inventories	9,760	11,085
Other current assets	6,836	11,098
Total current assets	106,233	106,447
Property and equipment:
Medical equipment	629,193	618,052
Property and office equipment	105,341	94,846
Accumulated depreciation	(536,520)	(504,249)
Total property and equipment, net	198,014	208,649
Other long-term assets:
Goodwill	346,168	343,766
Other intangibles, net	151,921	157,371
Other	3,109	1,890
Total assets	$805,445	$818,123
Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$5,043	$5,454
Book overdrafts	5,367	10,700
Accounts payable	36,689	38,819
Accrued compensation	21,498	19,906
Accrued interest	18,671	18,696
Other accrued expenses	17,763	16,676
Total current liabilities	105,031	110,251
Long-term debt, less current portion	698,065	701,863
Pension and other long-term liabilities	11,385	12,277
Deferred income taxes, net	35,342	53,217
Commitments and contingencies (Note 9)
Deficit
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at December 31, 2017 and 2016	—	—
Additional paid-in capital	250,018	244,986
Accumulated deficit	(287,998)	(296,826)
Accumulated other comprehensive loss	(6,638)	(7,826)
Total Universal Hospital Services, Inc. deficit	(44,618)	(59,666)
Noncontrolling interest	240	181
Total deficit	(44,378)	(59,485)
Total liabilities and deficit	$805,445	$818,123

The accompanying notes are an integral part of these consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Operations

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Revenue
Medical equipment solutions	$299,156	$303,664	$285,059
Clinical engineering solutions	140,929	107,751	99,188
Surgical services	74,698	68,086	64,434
Total revenues	514,783	479,501	448,681
Cost of Revenue
Cost of medical equipment solutions	133,042	138,205	123,664
Cost of clinical engineering solutions	110,383	85,722	78,988
Cost of surgical services	39,753	36,565	34,459
Medical equipment depreciation	59,850	62,157	66,778
Total costs of revenues	343,028	322,649	303,889
Gross margin	171,755	156,852	144,792
Selling, general and administrative	126,670	120,111	122,454
Restructuring	—	—	2,321
(Gain) on settlement	—	(3,074)	(5,718)
Operating income	45,085	39,815	25,735
Interest expense	53,002	52,321	53,195
Loss before income taxes and noncontrolling interest	(7,917)	(12,506)	(27,460)
(Benefit) provision for income taxes	(17,159)	946	756
Consolidated net income (loss)	9,242	(13,452)	(28,216)
Net income attributable to noncontrolling interest	414	308	432
Net income (loss) attributable to Universal Hospital Services, Inc.	$8,828	$(13,760)	$(28,648)

The accompanying notes are an integral part of these consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Consolidated net income (loss)	$9,242	$(13,452)	$(28,216)
Other comprehensive income:
Gain on minimum pension liability, net of tax of $0	1,188	339	897
Total other comprehensive income	1,188	339	897
Comprehensive income (loss)	10,430	(13,113)	(27,319)
Comprehensive income attributable to noncontrolling interest	414	308	432
Comprehensive income (loss) attributable to Universal Hospital Services, Inc.	$10,016	$(13,421)	$(27,751)

The accompanying notes are an integral part of these consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Deficit

(in thousands)

			Accumulated	Total
	Additional		Other	Universal
	Paid-in	Accumulated	Comprehensive	Hospital	Noncontrolling	Total
	Capital	Deficit	Loss	Services, Inc.	Interests	Deficit
Balance at December 31, 2014	$214,514	$(254,418)	$(9,062)	$(48,966)	$219	$(48,747)
Net (loss) income	—	(28,648)	—	(28,648)	432	(28,216)
Other comprehensive income	—	—	897	897	—	897
Cash distributions to noncontrolling interests	—	—	—	—	(460)	(460)
Contributions from new members to limited liability company	—	—	—	—	70	70
Contribution from Parent	27,318	—	—	27,318	—	27,318
Purchases of noncontrolling interests	(4)	—	—	(4)	(21)	(25)
Dividend forfeited	5	—	—	5	—	5
Balance at December 31, 2015	$241,833	$(283,066)	$(8,165)	$(49,398)	$240	$(49,158)
Net (loss) income	—	(13,760)	—	(13,760)	308	(13,452)
Other comprehensive income	—	—	339	339	—	339
Share-based compensation expense	3,066	—	—	3,066	—	3,066
Stock options exercised	87	—	—	87	—	87
Cash distributions to noncontrolling interests	—	—	—	—	(367)	(367)
Balance at December 31, 2016	$244,986	$(296,826)	$(7,826)	$(59,666)	$181	$(59,485)
Net income	—	8,828	—	8,828	414	9,242
Other comprehensive income	—	—	1,188	1,188	—	1,188
Share-based compensation expense	3,039	—	—	3,039	—	3,039
Contribution from Parent	1,900	—	—	1,900	—	1,900
Stock options exercised	93	—	—	93	—	93
Cash distributions to noncontrolling interests	—	—	—	—	(355)	(355)
Balance at December 31, 2017	$250,018	$(287,998)	$(6,638)	$(44,618)	$240	$(44,378)

The accompanying notes are an integral part of these consolidated financial statements.

Universal Hospital Services, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Consolidated net income (loss)	$9,242	$(13,452)	$(28,216)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	70,732	73,165	76,588
Asset impairment charges	—	—	3,287
Amortization of intangibles, deferred financing costs and bond premium	9,875	11,588	13,010
Provision for doubtful accounts	359	215	69
Provision for inventory obsolescence	713	500	493
Non-cash share-based compensation expense	3,039	3,066	2,435
Gain on sales and disposals of equipment	(2,443)	(3,741)	(4,587)
Deferred income taxes	(17,875)	258	234
Interest on note receivable	(29)	(10)	—
Changes in operating assets and liabilities:
Accounts receivable	(5,732)	(11,171)	(2,668)
Inventories	670	(294)	(1,008)
Other operating assets	103	(5,538)	1,055
Accounts payable	(29)	1,851	2,297
Other operating liabilities	1,994	(1,715)	9,295
Net cash provided by operating activities	70,619	54,722	72,284
Cash flows from investing activities:
Medical equipment purchases	(46,512)	(56,417)	(57,780)
Property and office equipment purchases	(8,836)	(6,663)	(4,718)
Proceeds from disposition of property and equipment	3,852	10,204	12,492
Issuance of note receivable from officer	(936)	(983)	—
Acquisitions and refund of escrow	(2,692)	(15,795)	(2,600)
Net cash used in investing activities	(55,124)	(69,654)	(52,606)
Cash flows from financing activities:
Proceeds under senior secured credit facility	139,223	166,042	127,952
Payments under senior secured credit facility	(144,715)	(148,350)	(138,952)
Payments of principal under capital lease obligations	(6,308)	(6,330)	(7,343)
Payment of deferred financing costs	—	(109)	(1,382)
Holdback payment related to acquisition	—	(500)	—
Distributions to noncontrolling interests	(355)	(367)	(460)
Dividend and equity distribution payments	—	(24)	(38)
Proceeds from exercise of parent company stock options	93	87	—
Purchases of noncontrolling interests	—	—	(25)
Contribution from Parent	1,900	—	—
Change in book overdrafts	(5,333)	4,483	500
Contributions from new members to limited liability company	—	—	70
Net cash (used in) provided by financing activities	(15,495)	14,932	(19,678)
Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at the beginning of period	—	—	—
Cash and cash equivalents at the end of period	$—	$—	$—
Supplemental cash flow information:
Interest paid	$52,613	$51,810	$52,205
Income taxes paid	674	647	681
Non-cash activities:
Medical equipment purchases included in accounts payable (at end of period)	$13,390	$15,490	$11,592
Capital lease additions	7,227	7,920	7,614
Dividend forfeited	—	—	(5)
Contribution from Parent	—	—	27,318

The accompanying notes are an integral part of these consolidated financial statements.

Universal Hospital Services, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2017 and 2016 and

For the years ended December 31, 2017,  2016 and 2015

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

Goodwill is tested at least annually for impairment and more frequently if events or changes in circumstances indicate that the asset might be impaired. We adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment coincident with our annual impairment test during the fourth quarter of 2017. Under the updated guidance, the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and when impairment is identified to perform step 2 to measeure the impairment is eliminated. We review goodwill for impairment by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.

No goodwill impairments have been recognized in 2017, 2016, or 2015.

Other Intangible Assets

Other intangible assets primarily include customer relationships, a supply agreement, trade names, technology databases, non-compete agreements and favorable lease agreements. Our trade name intangibles have indefinite lives. Our remaining other intangible assets are amortized over their estimated economic lives of one to thirteen years. The straight-line method of amortization generally reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. However, for certain of our customer relationships, we use the sum-of-the-years-digits amortization method to more appropriately allocate the cost to earnings in proportion to the estimated amount of economic benefit obtained.

Intangible assets with indefinite lives are tested for impairment on an annual basis and more frequently if events or changes in circumstances indicate that the asset might be impaired. We review indefinite-lived intangible assets for impairment by first assessing qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the indefinite-lived intangible asset is impaired, then we take no further action. Our quantitative test resulted in                                       no impairment in 2017, 2016 and 2015.

Amortizable intangibles are measured for impairment consistent with the process utilized for long-lived assets as described below. Our amortizable intangible assets consist of the following discrete items: customer relationships, a supply agreement, non-compete agreements and trade names.

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

	December 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value
Original notes - 7.625% (1)	$421,772	$426,063	$420,523	$420,750
Add-on notes - 7.625% (2)	224,338	220,550	225,743	217,800

(1)	The carrying value of the Original notes - 7.625% is net of unamortized deferred financing costs of $3.2 and $4.5 million as of December 31, 2017 and 2016, respectively.
(2)

The carrying value of the Add-on notes - 7.625% is net of unamortized deferred financing costs of $1.3 and $1.9 million as of December 31, 2017 and 2016, respectively, and includes unamortized bond premium of $5.7 and $7.6 million as of December 31, 2017 and 2016, respectively.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes minimum pension liability adjustments. These amounts are presented in the consolidated statements of comprehensive income (loss) net of reclassification adjustments to earnings.

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

In January 2017, the FASB issued ASU No. 2017-04 Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. For reporting units with zero or negative carrying amounts, the adoption of this standard will eliminate the Step 2 goodwill impairment test and require disclosure of the amount of goodwill allocated to each reporting unit and in which reportable segment the reporting unit is included.

Standards Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in the GAAP when it becomes effective. The new standard is effective beginning after December 15, 2017 and interim periods within those years as stated in ASU 2015-14 which defers the effective date  and was issued in August 2015. The standard permits the use of either the retrospective or cumulative effect transition method. We adopted this guidance on January 1, 2018 and have selected a cumulative effect transition method.

We have performed a review of the requirements of the new guidance and have identified which of our revenue streams will be within the scope of ASU 2014-09. We have applied the five-step model of the new standard to a selection of contracts within each of our revenue streams and have compared the results to our current accounting practices. Based on this analysis, we do not expect a material impact on our consolidated financial statements. However, amendments to ASC Topic 340, Other Assets and Deferred Costs, require the capitalization of costs to obtain and fulfill customer contracts, which are currently expensed as incurred. The assets recognized for the costs to obtain and/or fulfill a contract will be amortized on a systematic basis that is consistent with the transfer of the services to which the asset relates. We determined approximately $6.2  million of costs would qualify for capitalization upon adoption of this standard which will be amortized over a period of five years.

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

3.        Acquisitions

On December 6, 2017, we completed the acquisition of certain assets of a mobile surgical service provider for total consideration of approximately $1.0 million. The consideration consists of $0.8 million of net cash paid at closing and $0.2 million of holdback and earnout. The results of the acquired company’s operations have been included in the consolidated financial statements since that date.

The following summarizes the fair values of assets acquired and liabilities assumed at the date of acquisition within our consolidated balance sheet:

(in thousands)
Inventories	$8
Property and equipment	100
Intangible assets	870
Goodwill	55
Total purchase price	$1,033

On April 28, 2017, we completed the acquisition of certain assets of a surgical laser equipment service provider for total consideration of approximately $6.3 million.  The consideration consisted of $5.6 million of cash paid at closing and $0.7 million of holdback. The results of the acquired company’s operations have been included in the consolidated financial statements since that date.

The following summarized the fair value of assets acquired and liabilities assumed at the date of acquisition within our consolidated balance sheet:

(in thousands)
Inventories	$50
Property and equipment	931
Goodwill	2,144
Intangible assets	3,192
Accrued compensation	(14)
Total purchase price	$6,303

The acquired intangible assets during 2017, all of which are finite-life, are comprised of customer relationship and non-compete agreement and have a weighted average useful life of approximately 9.6 years. See Note 6, Selected Financial Statement Information, for further discussion of intangible assets.

On November 30, 2016, we completed the acquisition of RES, a San Diego-based provider of medical imaging solutions, for total consideration of approximately $15.6 million. The results of the acquired company’s operations have been included in the consolidated financial statements since that date. The consideration consists of $14.0 million of net cash paid and $1.6 million of transaction costs incurred by the acquiree but paid at closing by the Company for the benefit of the acquiree or its former owners.

The following summarizes the fair values of assets acquired and liabilities assumed at the date of acquisition within our consolidated balance sheet:

(in thousands)
Net working capital	$1,698
Property and equipment	765
Intangible assets	6,118
Goodwill	7,171
Capital lease	(176)
Total purchase price	$15,576

All acquisitions were funded from our existing senior secured credit facility.

4.        Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016 are summarized in the following table by type of inputs applicable to the fair value measurements:

	Fair Value at December 31, 2017				Fair Value at December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Contingent Consideration	$—	$—	$133	$133	$—	$—	$—	$—

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

During 2017, we recorded a contingent consideration liability, in the form of earn-out payment, related to our acquisition in the total amount of $0.1 million. The contingent consideration is based on achieving certain revenue results. The fair value of the liability was estimated using a discounted cash flow approach with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement.  The significant inputs in the Level 3 measurement not supported by market activity included our assessments of expected future cash flows during the earn-out period related to the assets acquired, appropriately discounted considering the uncertainties associated with the obligation, and calculated based on estimated revenues in accordance with the terms of the agreement. For the years ended December 31, 2017 and 2016, we paid $0 million and $0.5 million, respectively, in earn-out and holdback.

The assumptions used in preparing the discounted cash flow analyses included estimates of interest rates and the timing and amount of incremental cash flows.

A reconciliation of the beginning and ending balance for the Level 3 measurement are as follows:

(in thousands)
Balance at December 31, 2016	$—
Addition	133
Payments	—
Balance at December 31, 2017	$133

5.        Book Overdrafts

The Company typically does not maintain cash balances at its principal bank under a policy whereby the net amount of collected balances and cleared checks is, at the Company’s option, applied to or drawn from our credit facility on a daily basis. Surgical Services and RES will, at times, carry modest levels of cash. Changes in book overdrafts are considered financing activities.

6.        Selected Financial Statement Information

Property and Equipment

Our property and equipment at December 31, 2017 and 2016 consists of the following:

	December 31,	December 31,
(in thousands)	2017	2016
Medical Equipment	$629,193	$618,052
Less: Accumulated depreciation	(467,236)	(441,182)
Medical equipment, net	161,957	176,870
Leasehold improvements	19,986	15,485
Office equipment and vehicles	85,355	79,361
	105,341	94,846
Less: Accumulated depreciation and amortization	(69,284)	(63,067)
Property and office equipment, net	36,057	31,779
Total property and equipment, net	$198,014	$208,649

Property and equipment financed under capital leases, net	$17,661	$16,715

During 2015, we recorded asset impairment charges of $3.3 million on excess and under-utilized patient handling equipment. There were no impairment charges on property and equipment during 2017 and 2016.

Goodwill and Other Intangible Assets

The Company has three reporting segments with goodwill – Medical Equipment Solutions, Clinical Engineering Solutions and Surgical Services. All reporting segments have negative carrying amount at December 31, 2017 and 2016. There were no accumulated impairment losses at December 31, 2017 and 2016.

Our goodwill as of December 31, 2017 and 2016, by reportable segment, consists of the following:

	Medical	Clinical
	Equipment	Engineering	Surgical
(in thousands)	Solutions	Solutions	Services	Total
Balance at December 31, 2016	$227,486	$62,826	$53,454	$343,766
Acquisitions	—	203	2,199	2,402
Balance at December 31, 2017	$227,486	$63,029	$55,653	$346,168

Our other intangible assets as of December 31, 2017 and 2016 consist of the following:

	December 31, 2017				December 31, 2016
		Accumulated				Accumulated
(in thousands)	Cost	Amortization	Impairment	Net	Cost	Amortization	Impairment	Net
Finite-life intangibles
Customer relationship	$125,828	$(105,911)	$—	$19,917	$122,109	$(97,704)	$—	$24,405
Supply agreement	26,000	(26,000)	—	—	26,000	(25,274)	—	726
Non-compete agreements	2,101	(1,197)	—	904	1,758	(856)	—	902
Trade names	238	(238)	—	—	238	—	—	238
Total finite-life intangibles	154,167	(133,346)	—	20,821	150,105	(123,834)	—	26,271
Indefinite-life intangibles
Trade names	166,000	—	(34,900)	131,100	166,000	—	(34,900)	131,100
Total intangible assets	$320,167	$(133,346)	$(34,900)	$151,921	$316,105	$(123,834)	$(34,900)	$157,371

Total amortization expense related to intangible assets was approximately $9.5, $11.1 and $12.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

There were no impairment charges during 2017, 2016 or 2015 with respect to other intangible assets.

At December 31, 2017, future estimated amortization expense related to intangible assets for each of the years ended December 31, 2018 to 2022 is estimated as follows:

(in thousands)
2018	$7,594
2019	5,005
2020	2,765
2021	2,106
2022	1,376

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

Our consolidated balance sheet as of December 31, 2016 reflected the decrease in equity for dividends paid to Parent shareholders and distributions to vested option holders on July 1, 2011, December 31, 2011, December 31, 2012, December 31, 2013, December 31, 2014 and December 31, 2015 based on an estimated option forfeiture rate of 2% annually.

8.        Long-Term Debt

Long-term debt at December 31, 2017 and 2016 consists of the following:

	December 31,	December 31,
(in thousands)	2017	2016
Original notes - 7.625%	$421,772	$420,523
Add-on notes - 7.625%	224,338	225,743
Senior secured credit facility	38,944	43,917
Capital lease obligations	18,054	17,134
	703,108	707,317
Less: Current portion of long-term debt	(5,043)	(5,454)
Total long-term debt	$698,065	$701,863

(1)	The carrying value of the Original notes - 7.625% is net of unamortized deferred financing costs of $3.2 and $4.5 million as of December 31, 2017 and 2016, respectively.
(2)

The carrying value of the Add-on notes - 7.625% is net of unamortized deferred financing costs of $1.3 and $1.9 million as of December 31, 2017 and 2016, respectively, and includes unamortized bond premium of $5.7 and $7.6 million as of December 31, 2017 and 2016, respectively.

(3)	The carrying value of the Senior secured credit facility is net of unamortized deferred financing costs of $1.3 and $1.8 million as of December 31, 2017 and 2016, respectively.

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

Senior Secured Credit Facility. On November 24, 2015, we entered into a Third Amended and Restated Credit Agreement with Bank of America, N.A., as agent for the lenders, and the lenders party thereto (the “Third Amended Credit Agreement”), which amended our then-existing senior secured credit facility originally dated as of May 31, 2007 and amended and restated as of May 6, 2010 and as of July 31, 2012.  We refer to the third amended and restated senior secured credit facility as the “senior secured credit facility.” The senior secured credit facility is a first lien senior secured asset based revolving credit facility that is available for working capital and general corporate purposes, including permitted investments, capital expenditures and debt repayments, on a fully revolving basis, subject to the terms and conditions set forth in the credit documents in the form of revolving loans, swing line loans and letters of credit. The Third Amended Credit Agreement extended the maturity date of the revolving loans to the earliest of (i) November 24, 2020 and (ii) 90 days prior to the maturity of the 2012 Notes, and reduced (i) the interest rate applicable to borrowings under the Third Amended Credit Agreement to a per annum rate, determined based on our usage of the credit facility as provided in the Third Amended Credit Agreement, ranging from 1.50% to 2.00% above the adjusted LIBOR rate used by the agent or, at our option, 0.50% to 1.00% above the Base Rate as defined in the Third Amended Credit Agreement and (ii) the unused line fee rate to 0.25%.  Our obligations under the Third Amended Credit Agreement are secured by a first priority security interest in substantially all of the assets of the Company, Parent, SS and RES, excluding a pledge of the Company’s and its subsidiaries’ stock, any joint ventures and certain other exceptions. Our obligations under the Third Amended Credit Agreement are unconditionally guaranteed by the Parent, SS and RES.

Our senior secured credit facility provides the aggregate amount we may borrow under revolving loans up to $235.0 million, subject to our borrowing base.

As of December 31, 2017, we had $122.6 million of availability under the senior secured credit facility based on a borrowing base of $167.7 million less borrowings of $40.2 million and after giving effect to $4.9 million used for letters of credit.

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

At December 31, 2017, we had $40.2 million of borrowings outstanding of which $3.2 million was accruing interest at a a rate of 5.5% and $37.0 million was accruing interest at a rate of 3.5%.

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

Maturities of Long-Term Debt. At December 31, 2017, maturities of long-term debt for each of our fiscal years ending December 31, 2018 to 2022 and thereafter, are estimated as follows:

(in thousands)
2018	$5,043
2019	3,637
2020	687,801
2021	1,879
2022	1,358
Thereafter	3,536
Total payments	703,254
Unamortized deferred financing costs	(5,831)
Unamortized bond premium	5,685
$703,108

9.        Commitments and Contingencies

Rental expenses were approximately $13.2, $13.6 and $12.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017, the Company was committed under various non-cancellable operating leases for its district, corporate and other operating locations with annual rental commitments for each of the years ending December 31, 2018 to 2022 and thereafter of the following:

(in thousands)
2018	$9,501
2019	8,781
2020	7,402
2021	5,487
2022	3,696
Thereafter	3,697
$38,564

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

On January 13, 2015, the Company filed suit in the Western District of Texas against Hill-Rom Holdings, Inc., Hill-Rom Company, Inc. and Hill-Rom Services, Inc. (the “Defendants”) alleging that the Defendants violated federal and state antitrust laws by willfully and unlawfully engaging in a pattern of exclusionary and predatory conduct in order to foreclose market competition and seeking actual damages, trebled damages and punitive damages.  See Note 21, Subsequent Events, for further update of this litigation.

10.      Shareholder’s Deficit

Common Stock

The Company has authorized and issued 1,000 shares of common stock with a par value of $0.01 per share.

Accumulated Other Comprehensive Loss

	December 31,	December 31,
(in thousands)	2017	2016
Unrealized loss on minimum pension liability adjustment, net of tax	$(6,638)	$(7,826)

Changes in Accumulated Other Comprehensive Income for the year ended December 31, 2017 are as follows:

(in thousands)
Minimum pension liability - balance at December 31, 2016	$(7,826)
Net actuarial gain	445
Reclassification for amortization of net gain	743
Net current year other comprehensive income	1,188
Minimum pension liability - balance at December 31, 2017	$(6,638)

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

Effective November 4, 2014, the Compensation Committee of our Board of Directors recommended, and the board of directors of Parent (the “Parent Board”), approved, an amendment (the “Amendment”) to the 2007 Stock Option Plan to remove the 2007 Stock Option Plan’s mandatory ten year limit on the duration of stock options. In addition, the Compensation Committee recommended, and the Parent Board approved, unilateral amendments to the outstanding stock option agreements. These amendments extend the expiration date of such options to November 4, 2024 and reset the option exercise price at $0.71 per share, which was the fair market value of Parent’s common stock on the amendment date as determined by a third party valuation obtained by the Parent Board. The original options were granted from June 18, 2007 to May 21, 2013 with exercise prices ranging from $1.00 to $1.83. The Amendment to the 2007 Stock Option Plan and the amendments to the individual options do not change the number of options granted, the vesting commencement date, the vesting schedules or any continued service requirements. The amendment resulted in additional share-based compensation expense of approximately $1.7 million, of which $0.1, $0.1 and $0.2 million was recognized in 2017, 2016 and 2015, respectively.

A summary of the status of Parent’s 2007 Stock Option Plan as of and for the years ended December 31, 2017, 2016 and 2015 is detailed below:

				Weighted
				average
		Weighted	Aggregate	remaining
	Number of	average	intrinsic	contractual
(in thousands except exercise price and years)	options	exercise price	value	term (years)
Outstanding at December 31, 2015	33,889	$0.71	$10,506	8.9
Granted	6,973	1.02
Exercised	(122)	0.71	$38
Forfeited or expired	(3,767)	0.71
Outstanding at December 31, 2016	36,973	$0.77	$9,315	7.8
Granted	1,518	1.19
Exercised	(123)	0.76	$137
Forfeited or expired	(695)	0.77
Outstanding at December 31, 2017	37,673	$0.79	$40,875	6.8
Exercisable at December 31, 2017	20,845	$0.75	$23,266	6.8
Remaining authorized options available for issue	5,768

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

We determine the fair value of options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on a straight-line basis over the options’ vesting periods. The assumptions in the table below was used to determine the Black-Scholes fair value of stock options granted during the years ended December 31, 2017, 2016, and 2015.

	Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	1.82%	1.56%	1.75%
Expected volatility	29.1%	30.6%	27.0%
Dividend yield	N/A	N/A	N/A
Expected option life (years)	5.34	5.86	5.26
Black-Scholes Value of options	$0.35	$0.33	$0.20

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

In April 2015, Parent granted the Company’s Chief Executive Officer 7.0 million restricted stock units which vest over four years. Total compensation expense related to this grant was $1.3, $1.3 and $0.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Although Parent grants the stock options and restricted stock units, the Company recognizes compensation expense related to these options and units since the services are performed for its benefit. For the years ended December 31, 2017, 2016 and 2015, we recognized non-cash share-based compensation expense of $3.0, $3.1 and $2.4 million, respectively, which is primarily included in selling, general and administrative expenses.

At December 31, 2017, unearned non-cash share-based compensation related to our options, that we expect to recognize as expense over a weighted average period of 2.0 years, totals approximately $4.0 million, net of our estimated forfeiture rate of 2.0%. The expense could be accelerated upon the sale of Parent or the Company.

12.      Related Party Transactions

Management Agreement

On May 31, 2007, we and affiliates of IPC entered into a professional services agreement pursuant to which IPC provides general advisory and management services to us with respect to financial and operating matters. IPC is a principal owner of Parent, and each of Robert Juneja, Bret Bowerman and Keith Zadourian are members of our board of directors and are associated with IPC. The professional services agreement requires us to pay an annual fee for ongoing advisory and management services equal to the greater of $0.5 million or 0.75% of our Adjusted EBITDA (as defined in the professional services agreement) for the immediately preceding fiscal year, payable in quarterly installments. The professional services agreement provides that IPC will be reimbursed for its reasonable out-of-pocket expenses in connection with certain activities undertaken pursuant to the professional services agreement and will be indemnified for liabilities incurred in connection with its role under the professional services agreement, other than for liabilities resulting from its gross negligence or willful misconduct. The term of the professional services agreement commenced on May 31, 2007 and will remain in effect unless and until either party notifies the other of its desire to terminate, we are sold to a third-party purchaser or we consummate a qualified initial public offering, as defined in the professional services agreement. Total professional services agreement fees incurred to IPC were $1.0, $1.0 and $1.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

2007 Stock Option Plan

Parent established the 2007 Stock Option Plan. Compensation expense related to service provided by the Company’s employees is recognized in the accompanying consolidated statements of operations.

In connection with the Restricted Stock Unit Award Agreement, dated as of April 13, 2015, between an officer and the Company, we entered into a promissory note agreement with the officer dated April 13, 2016 for a total amount of $1.0 million and dated April 13, 2017 for a total amount of $0.9 million which are included in other long-term assets in the Consolidated Balance Sheets. These note receivables bear annual interest at 1.45%-2.12%. The principal and accrued interest of these notes are due on the earliest of (i) the seventh anniversary of the date of this loan, (ii) any event with respect to borrower, which, in any such case of the loan were to remain outstanding on and after such date, would result in violation of Section 402 of the Sarbanes-Oxley Act of 2002, (iii) and certain events of default or (iv) a change in control. Interest income for this note was $0.03 and $0.01 million for the year ended December 31, 2017 and 2016.

On May 31, 2017, Parent sold an aggregate of 1,596,640 unregistered shares of its common stock to certain of our executive officers for an aggregate purchase price of $1.9 million. These shares are subject to the restrictions set forth in UHS Holdco, Inc.'s Securityholders Agreement, dated as of May 31, 2007 (as amended). The sales of the above securities were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon Section 4(2) of the Securities Act. The purchasers of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. Proceeds from sale of the securities were contributed from Parent to the Company and used for general operating purposes and the repayment of outstanding debt obligations.

13.      Limited Liability Companies

We participate with others in the formation of LLCs in which Surgical Services becomes a partner and shares the financial interest with the other investors. Surgical Services is the primary beneficiary of these LLCs. These LLCs acquire certain medical equipment for use in their respective business activities, which generally focus on surgical procedures. The LLCs will acquire medical equipment for rental purposes under equipment financing leases. At December 31, 2017, the LLCs had approximately $0.9 million of total assets. The third party investors in each respective LLC generally provide the lease financing company with individual proportionate lease guarantees based on their respective ownership percentages in the LLCs. In addition, Surgical Services will provide such financing companies with its corporate guarantee based on its respective ownership interest in each LLC. In certain instances, Surgical Services has provided such financing companies with an overall corporate guarantee in connection with equipment financing transactions. In such instances, the individual investors in each respective LLC will generally indemnify us against losses, if any, incurred in connection with its corporate guarantee. Additionally, we provide operational and administrative support to the LLCs in which it is a partner. As of December 31, 2017, we held interests in four active LLCs.

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

The change in benefit obligation, pension plan assets and funded status as of and for the years ended December 31, 2017 and 2016 are as follows:

Change in Benefit Obligation

(in thousands)	2017	2016
Benefit obligations at beginning of year	$27,728	$27,281
Interest cost	1,128	1,179
Actuarial (gain) loss	1,773	353
Benefit paid	(1,134)	(1,085)
Benefit obligations at end of year	$29,495	$27,728

Change in Plan Assets

(in thousands)	2017	2016
Fair value of plan assets at beginning of year	$19,600	$19,537
Actual (loss) return on plan assets	3,330	1,148
Benefits paid	(1,134)	(1,085)
Employer contribution	412	—
Fair value of plan assets at end of year	$22,208	$19,600

Funded Status

(in thousands)	2017	2016
Funded status	$(7,287)	$(8,128)
Unrecognized net actuarial loss/accumulated other comprehensive loss	9,064	10,252
Net amount recognized	$1,777	$2,124

A summary of our pension plan projected benefit obligation, accumulated obligation and fair value of pension plan assets at December 31, are as follows:

(in thousands)	2017	2016
Projected benefit obligation	$29,495	$27,728
Accumulated benefit obligation (“ABO”)	29,495	27,728
Fair value of plan assets	22,208	19,600
ABO less fair value of plan assets	7,287	8,128

Amounts recognized in the consolidated balance sheets at December 31, are as follows:

(in thousands)	2017	2016
Current Liabilities	$810	$412
Noncurrent Liabilities	6,477	7,716
Total Amount Recognized	$7,287	$8,128

Net Periodic Benefit Cost

The components of net periodic benefit cost are as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Interest cost	$1,128	$1,179	$1,159
Expected return on plan assets	(1,111)	(1,197)	(1,264)
Recognized net actuarial loss	743	740	976
Net periodic benefit cost	$760	$722	$871

Change in Accumulated Other Comprehensive Loss

	Year Ended December 31,
(in thousands)	2017	2016	2015
Beginning of year	$(10,252)	$(10,591)	$(11,488)
Net actuarial gain (loss)	445	(401)	(79)
Amortization of net loss	743	740	976
End of year	$(9,064)	$(10,252)	$(10,591)

Pension Plan Assets

Our target pension plan asset allocation and actual pension plan allocation of assets at December 31, are as follows:

l	m
		Target
Asset Category		Allocation	2017	2016
Equity securities		75%	80%	83%
Debt securities and cash		25	20	17
		100%	100%	100%

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

Fair Value Measurement

The following table presents our plan assets, using the fair value hierarchy as disclosed in Note 4, Fair Value Measurements, as of December 31, 2017 and 2016.

	Assets at Fair Value as of December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$97	$—	$—	$97
Registered investment companies:
Total international stock index fund	9,319	—	—	9,319
Total stock market index fund	5,239	—	—	5,239
Total return fund	4,443	—	—	4,443
Volatility risk premium defensive fund	3,110	—	—	3,110
Total assets at fair value	$22,208	$—	$—	$22,208

	Assets at Fair Value as of December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$92	$—	$—	$92
Registered investment companies:
Total international stock index fund	7,392	—	—	7,392
Total stock market index fund	8,925	—	—	8,925
Total return fund	3,191	—	—	3,191
Total assets at fair value	$19,600	$—	$—	$19,600

Investments in Equity and Debt Securities are valued at the net asset value of units held at the end of the period based upon the value of the underlying investments as determined by quoted market prices. These investments are classified as Level 1.

Contributions

The Company contributed $0.4, $0 and $0.3 million to the pension plan during the years ended December 31, 2017, 2016 and 2015, respectively. The Company expects to make contribution of approximately $0.8 million in 2018.

Estimated Future Benefit Payments

The following benefit payments are expected to be paid:

(in thousands)
2018	$1,184
2019	1,256
2020	1,319
2021	1,361
2022	1,450
2023 to 2027	8,279

Pension Plan Assumptions

The following weighted-average assumptions were used as of each of the years ended December 31, as follows:

	2017	2016	2015
Weighted-average actuarial assumptions used to determine benefit obligations:
Discount rate	3.61%	4.16%	4.43%
Expected return on assets	5.50%	6.00%	6.35%
Weighted-average actuarial assumptions used to determine net periodic benefit cost:
Discount rate	4.16%	4.43%	4.08%
Expected return on assets	5.50%	6.00%	6.35%
Rate of compensation increase	N/A	N/A	N/A

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

Other Employee Benefits

The Company also sponsors a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”) and covers substantially all of the Company’s employees. Employees may contribute annually up to 60% of their base compensation on a pre-tax basis (subject to Internal Revenue Service limitation). The company matching contribution is 50% of the first 6% of base compensation that an employee contributes. We made matching contributions to the plan of approximately $2.6, $2.4 and $2.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

15.      Income Taxes

The (benefit) provision for income taxes consists of the following:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Current - State	$716	$688	$522
Deferred	(17,875)	258	234
	$(17,159)	$946	$756

Reconciliations between the Company’s effective income tax rate and the U.S. statutory rate are as follow:

	Year Ended December 31,
	2017	2016	2015
Statutory U.S. Federal income tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of U.S. Federal income tax	3.8	0.9	(2.2)
Valuation allowance	38.7	30.9	16.8
Permanent items	1.0	8.2	5.1
Indefinite-life intangibles	5.5	2.0	0.8
Deferred item adjustments	(0.1)	0.4	17.2
Federal tax reform - deferred rate change	(220.0)	—	—
Effective income tax rate	(206.1)%	7.4%	2.7%

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affects 2017, including, but not limited to, accelerated depreciation that will allow for full expensing of qualified property. The Tax Act also establishes new tax laws that will affect 2018 and after, including a reduction in the U.S. federal corporate income tax rate from 35% to 21%, as well as limitations on the deductibility of interest expense and executive compensation.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.

In connection with our initial analysis of the impact of the Tax Act, we have recorded a provisional income tax benefit of approximately $18.3 million for the revaluation of our net deferred tax liability. Our effective tax rate was reduced by 220.0 percentage points primarily as a result of the revaluation of our net deferred tax liability.

The components of the Company’s overall deferred tax assets and liabilities at December 31 are as follows:

(in thousands)	2017	2016
Deferred tax assets
Accounts receivable	$316	$550
Accrued compensation and pension	4,781	5,911
Inventories	501	816
Other assets	1,047	1,508
Unrealized loss on pension	2,345	4,027
Net operating loss carryforwards	52,508	83,526
Deferred tax assets	61,498	96,338
Valuation allowance	(44,403)	(63,672)
Total deferred tax assets	17,095	32,666
Deferred tax liabilities
Accelerated depreciation and amortization	(51,630)	(84,814)
Prepaid assets	(807)	(1,069)
Total deferred tax liabilities	(52,437)	(85,883)
Net deferred tax liabilities	$(35,342)	$(53,217)

At December 31, 2017, the Company had available unused federal net operating loss carryforwards of approximately $206.7 million. The net operating loss carryforwards will expire at various dates from 2019 through 2038. Net operating loss carryforwards of the Company are subject to review and possible adjustment by the taxing authorities.

In assessing the need for a valuation allowance, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing the relative impact of all the available positive and negative evidence regarding our forecasted taxable income, the reversal of existing deferred tax liabilities, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies. Based on the expected reversal of the existing deferred tax assets and liabilities at December 31, 2017, we believe that a portion of the deferred tax assets will not be realized. As such, we have recorded a valuation allowance of $44.4 million primarily related to federal and state net operating losses that are not expected to be realized prior to their expiration. The valuation allowance decreased in 2017 mainly due to the reduction in the federal corporate tax rate from the Tax Act.

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

Our evaluation was performed for the tax years ended December 31, 2017, 2016 and 2015, which are the tax years that remain subject to examination by major tax jurisdictions as of December 31, 2017.

A reconciliation of the beginning and ending amount of unrecognized tax benefit for the years ended December 31, 2017, 2016 and 2015

(in thousands)
Unrecognized tax benefits balance at January 1, 2015	$2,072
Gross decreases for tax positions in 2015	—
Unrecognized tax benefits balance at December 31, 2015	2,072
Gross decreases for tax positions in 2016	—
Unrecognized tax benefits balance at December 31, 2016	2,072
Gross decreases for tax positions in 2017	(707)
Unrecognized tax benefits balance at December 31, 2017	$1,365

Included in the unrecognized tax benefits as of December 31, 2017 are $1.4 million of tax benefits that, if recognized, would decrease the effective tax rate.

16.      Consolidating Financial Statements

In accordance with the provisions of the 2012 Indenture, as 100%-owned subsidiaries of UHS, Surgical Services (“SS”) and RES have jointly and severally guaranteed all the Company’s Obligations (as defined in the 2012 Indenture) on a full and unconditional basis. Consolidating financial information of UHS and the guarantors is presented on the following pages.

Universal Hospital Services, Inc.

Consolidating Balance Sheets

(in thousands, except share and per share information)

	December 31, 2017
	Parent	Subsidiary
	Issuer	Guarantors	Consolidating
	UHS	SS & RES	Adjustments	Consolidated
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts	$76,093	$13,544	$—	$89,637
Due from affiliates	31,590	—	(31,590)	—
Inventories	3,800	5,960	—	9,760
Other current assets	6,127	709	—	6,836
Total current assets	117,610	20,213	(31,590)	106,233
Property and equipment:
Medical equipment	564,316	64,877	—	629,193
Property and office equipment	92,414	12,927	—	105,341
Accumulated depreciation	(485,960)	(50,560)	—	(536,520)
Total property and equipment, net	170,770	27,244	—	198,014
Other long-term assets:
Goodwill	283,141	63,027	—	346,168
Investment in subsidiary	76,606	—	(76,606)	—
Other intangibles, net	136,563	15,358	—	151,921
Other	2,411	698	—	3,109
Total assets	$787,101	$126,540	$(108,196)	$805,445
Liabilities and (Deficit) Equity
Current liabilities:
Current portion of long-term debt	$3,451	$1,592	$—	$5,043
Book overdrafts	5,345	22	—	5,367
Due to affiliates	—	31,590	(31,590)	—
Accounts payable	29,842	6,847	—	36,689
Accrued compensation	18,696	2,802	—	21,498
Accrued interest	18,671	—	—	18,671
Other accrued expenses	16,018	1,745	—	17,763
Total current liabilities	92,023	44,598	(31,590)	105,031
Long-term debt, less current portion	694,171	3,894	—	698,065
Pension and other long-term liabilities	11,384	1	—	11,385
Deferred income taxes, net	34,126	1,216	—	35,342
Commitments and contingencies
(Deficit) Equity
Common stock	—	—	—	—
Additional paid-in capital	250,033	76,003	(76,018)	250,018
Accumulated deficit	(288,586)	588	—	(287,998)
Accumulated earnings in subsidiary	588	—	(588)	—
Accumulated other comprehensive loss	(6,638)	—	—	(6,638)
Total Universal Hospital Services, Inc. (deficit) equity	(44,603)	76,591	(76,606)	(44,618)
Noncontrolling interest	—	240	—	240
Total (deficit) equity	(44,603)	76,831	(76,606)	(44,378)
Total liabilities and (deficit) equity	$787,101	$126,540	$(108,196)	$805,445

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

Universal Hospital Services, Inc.

Consolidating Statements of Operations

(in thousands)

	Year Ended December 31, 2017
	Parent	Subsidiary
	Issuer	Guarantors	Consolidating
	UHS	SS & RES	Adjustments	Consolidated
Revenue
Medical equipment solutions	$299,156	$—	$—	$299,156
Clinical engineering solutions	120,769	20,160	—	140,929
Surgical services	—	74,698	—	74,698
Total revenues	419,925	94,858	—	514,783
Cost of Revenue
Cost of medical equipment solutions	133,042	—	—	133,042
Cost of clinical engineering solutions	96,104	14,279	—	110,383
Cost of surgical services	—	39,753	—	39,753
Medical equipment depreciation	52,711	7,139	—	59,850
Total costs of revenues	281,857	61,171	—	343,028
Gross margin	138,068	33,687	—	171,755
Selling, general and administrative	101,948	24,722	—	126,670
Operating income	36,120	8,965	—	45,085
Equity in earnings of subsidiary	(4,192)	—	4,192	—
Interest expense	50,652	2,350	—	53,002
(Loss) income before income taxes and noncontrolling interest	(10,340)	6,615	(4,192)	(7,917)
(Benefit) provision for income taxes	(19,582)	2,423	—	(17,159)
Consolidated net income	9,242	4,192	(4,192)	9,242
Net income attributable to noncontrolling interest	—	414	—	414
Net income attributable to Universal Hospital Services, Inc.	$9,242	$3,778	$(4,192)	$8,828

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

Universal Hospital Services, Inc.

Consolidating Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31, 2017
	Parent	Subsidiary
	Issuer	Guarantors	Consolidating
	UHS	SS & RES	Adjustments	Consolidated
Consolidated net income	$9,242	$4,192	$(4,192)	$9,242
Other comprehensive income:
Gain on minimum pension liability, net of tax	1,188	—	—	1,188
Total other comprehensive income	1,188	—	—	1,188
Comprehensive income	10,430	4,192	(4,192)	10,430
Comprehensive income attributable to noncontrolling interest	—	414	—	414
Comprehensive income attributable to Universal Hospital Services, Inc.	$10,430	$3,778	$(4,192)	$10,016

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

Universal Hospital Services, Inc.

Consolidating Statements of Cash Flows

(in thousands)

	Year Ended December 31, 2017
	Parent	Subsidiary
	Issuer	Guarantors	Consolidating
	UHS	SS & RES	Adjustments	Consolidated
Cash flows from operating activities:
Consolidated net income	$9,242	$4,192	$(4,192)	$9,242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	61,918	8,814	—	70,732
Amortization of intangibles, deferred financing costs and bond premium	4,744	5,131	—	9,875
Equity in earnings of subsidiary	(4,192)	—	4,192	—
Provision for doubtful accounts	347	12	—	359
Provision for inventory obsolescence	475	238	—	713
Non-cash share-based compensation expense	2,556	483	—	3,039
Gain on sales and disposals of equipment	(2,400)	(43)	—	(2,443)
Deferred income taxes	(16,130)	(1,745)	—	(17,875)
Interest on note receivable	(29)	—	—	(29)
Changes in operating assets and liabilities:
Accounts receivable	(4,638)	(1,094)	—	(5,732)
Due from affiliates	(2,584)	—	2,584	—
Inventories	479	191	—	670
Other operating assets	420	(317)	—	103
Accounts payable	622	(651)	—	(29)
Other operating liabilities	2,365	(371)	—	1,994
Net cash provided by operating activities	53,195	14,840	2,584	70,619
Cash flows from investing activities:
Medical equipment purchases	(38,434)	(8,078)	—	(46,512)
Property and office equipment purchases	(8,592)	(244)	—	(8,836)
Proceeds from disposition of property and equipment	3,789	63	—	3,852
Issuance of note receivable from offier	(936)	—	—	(936)
Acquisitions and refund of escrow	3,701	(6,393)	—	(2,692)
Net cash used in investing activities	(40,472)	(14,652)	—	(55,124)
Cash flows from financing activities:
Proceeds under senior secured credit facility	139,223	—	—	139,223
Payments under senior secured credit facility	(144,715)	—	—	(144,715)
Payments of principal under capital lease obligations	(4,735)	(1,573)	—	(6,308)
Distributions to noncontrolling interests	—	(355)	—	(355)
Proceeds from exercise of parent company stock options	93	—	—	93
Contribution from Parent	1,900	—	—	1,900
Due to affiliates	—	2,584	(2,584)	—
Change in book overdrafts	(4,489)	(844)	—	(5,333)
Net cash used in financing activities	(12,723)	(188)	(2,584)	(15,495)
Net change in cash and cash equivalents	—	—	—	—
Cash and cash equivalents at the beginning of period	—	—	—	—
Cash and cash equivalents at the end of period	$—	$—	$—	$—

Universal Hospital Services, Inc.

Consolidating Statements of Cash Flows

(in thousands)

	Year Ended December 31, 2016
	Parent	Subsidiary
	Issuer	Guarantors	Consolidating
	UHS	SS & RES	Adjustments	Consolidated
Cash flows from operating activities:
Consolidated net (loss) income	$(13,452)	$2,754	$(2,754)	$(13,452)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	65,738	7,427	—	73,165
Amortization of intangibles, deferred financing costs and bond premium	8,063	3,525	—	11,588
Equity in earnings of subsidiary	(2,754)	—	2,754	—
Provision for doubtful accounts	141	74	—	215
Provision for inventory obsolescence	287	213	—	500
Non-cash share-based compensation expense	2,549	517	—	3,066
(Gain) loss on sales and disposals of equipment	(3,923)	182	—	(3,741)
Deferred income taxes	819	(561)	—	258
Interest on note receivable	(10)	—	—	(10)
Changes in operating assets and liabilities:
Accounts receivable	(9,655)	(1,516)	—	(11,171)
Due from affiliates	1,139	—	(1,139)	—
Inventories	(508)	214	—	(294)
Other operating assets	(4,871)	(667)	—	(5,538)
Accounts payable	2,608	(757)	—	1,851
Other operating liabilities	(1,840)	125	—	(1,715)
Net cash provided by operating activities	44,331	11,530	(1,139)	54,722
Cash flows from investing activities:
Medical equipment purchases	(47,957)	(8,460)	—	(56,417)
Property and office equipment purchases	(6,556)	(107)	—	(6,663)
Proceeds from disposition of property and equipment	10,147	57	—	10,204
Issuance of note receivable from officer	(983)	—	—	(983)
Acquisition	(15,795)	—	—	(15,795)
Net cash used in investing activities	(61,144)	(8,510)	—	(69,654)
Cash flows from financing activities:
Proceeds under senior secured credit facility	166,042	—	—	166,042
Payments under senior secured credit facility	(148,350)	—	—	(148,350)
Payments of principal under capital lease obligations	(4,792)	(1,538)	—	(6,330)
Payments of deferred financing costs	(109)	—	—	(109)
Holdback payment related to acquisition	—	(500)	—	(500)
Distributions to noncontrolling interests	—	(367)	—	(367)
Dividend and equity distribution payments	(24)	—	—	(24)
Proceeds from exercise of parent company stock option	87	—	—	87
Due to affiliates	—	(1,139)	1,139	—
Change in book overdrafts	3,959	524	—	4,483
Net cash provided by (used in) financing activities	16,813	(3,020)	1,139	14,932
Net change in cash and cash equivalents	—	—	—	—
Cash and cash equivalents at the beginning of period	—	—	—	—
Cash and cash equivalents at the end of period	$—	$—	$—	$—

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

18.      Business Segments

The Company operates in three reportable segments:

•

MES is the segment through which the Company provides medical equipment outsourcing services to its customers, including approximately 7,000 acute care hospitals and alternate site providers in the United States, including some of the nation’s premier health care institutions. The Company also buys, sources, remarkets and disposes of pre-owned medical equipment for its customers through the Company’s Asset Recovery Program; provides sales and distribution of specialty medical equipment; and offers its customers disposable items that are used on a single use basis.

•

CES offers a broad range of inspection, preventative maintenance, repair, logistic and consulting services through the Company’s team of more than 400 technicians and professionals located in its nationwide network of service centers.

•

SS is the segment through which the Company provides high end, state-of-the-art surgical equipment along with trained and certified surgical equipment technologists to assist in the operation of the equipment.

	Year Ended December 31,
(in thousands)	2017	2016	2015
Medical Equipment Solutions
Net sales	$299,156	$303,664	$285,059
Medical equipment depreciation	52,711	56,258	60,465
Gross margin	113,403	109,201	100,930
Assets	563,246	584,597	585,990
Amortization	3,689	6,884	7,962
Clinical Engineering Solutions
Net sales	140,929	107,751	99,188
Gross margin	30,546	22,029	20,200
Assets	133,503	131,537	110,588
Amortization	2,287	822	692
Surgical Services
Net sales	74,698	68,086	64,434
Medical equipment depreciation	7,139	5,899	6,313
Gross margin	27,806	25,622	23,662
Assets	108,696	101,989	100,997
Amortization	3,536	3,395	3,372
Corporate and Unallocated
Amortization and depreciation	10,882	11,008	13,097
Capital Expenditures	55,348	63,080	62,498
Total Company Assets, Amortization and Depreciation and Capital Expenditures
Assets	805,445	818,123	797,575
Amortization and depreciation	80,244	84,266	91,901
Capital Expenditures	55,348	63,080	62,498
Total Gross Margin and Reconciliation to Loss Before Income Taxes and Noncontrolling Interest
Total gross margin	171,755	156,852	144,792
Selling, general and administrative	126,670	120,111	122,454
Restructuring	—	—	2,321
(Gain) on settlement	—	(3,074)	(5,718)
Interest expense	53,002	52,321	53,195
Loss before income taxes and noncontrolling interest	$(7,917)	$(12,506)	$(27,460)

Gross margin represents net revenues less total direct costs.

The following table provides additional detail on the percentage of revenue for each group of similar products sold or services provided in the MES, CES and SS segments:

	2017	2016	2015
MES
Equipment usage solutions	56.4%	59.5%	60.6%
Equipment/disposable sales	1.7	3.8	2.9
	58.1	63.3	63.5
CES
Service solutions	26.7	22.5	22.1
Equipment sales	0.7	—	—
	27.4	22.5	22.1
SS
Equipment usage solutions	14.4	14.0	14.2
Equipment/disposable sales	0.1	0.2	0.2
	14.5	14.2	14.4
Total revenues	100.0%	100.0%	100.0%

19.      Restructuring

We incurred restructuring expense of $0, $0 and $2.3 million during 2017,  2016 and 2015, respectively, the majority of which related to severances and other related expenses. The restructuring expense impact was recorded under the Restructuring expense in the Consolidated Statements of Operations. As of December 31, 2016, we had $0.1 million of restructuring liability. For the year ended December 31, 2017,  $0.1 million in restructuring charges was paid.  No additional provision was recorded in 2017 for new severance arrangements. As of December 31, 2015, we had $2.4 million of restructuring liability. For the year ended December 31, 2016, we incurred no restructuring expense and $2.3 million in restructuring charges was paid and the remaining $0.1 million was a liability as of December 31, 2016 and was included in the Other accrued expenses in the Consolidated Balance Sheets.

20.      Concentration

One customer, Memorial Hermann Health System, accounted for approximately 15%,  16% and 15% of total revenue in 2017,  2016 and 2015, respectively. The revenue is generated across all three of our reportable segments.

21.      Subsequent Events

On March  7, 2018, the Company entered into a confidential settlement agreement resolving all disputes and legal claims of the parties associated with the suit filed by the Company on January 13, 2015 against the Defendants. In consideration for this release, terms of the confidential settlement agreement call for the Company to receive legal title to certain medical equipment of the Defendants as specified in the agreement by May 1, 2018. No amounts have been recorded in the Company’s financial statements as of or for the year ended December 31, 2017. The Company expects to record the equipment received at fair value upon receipt.

In connection with preparing the audited consolidated financial statements for the year ended December 31, 2017, we have evaluated subsequent events for potential recognition and disclosure through the date of this filing.