Form 10-Q
period 2018-03-31
UNIVERSAL HOSPITAL SERVICES INC
filed 2018-05-14
CIK 886171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2018

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 000-20086

UNIVERSAL HOSPITAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0760940
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Number of shares of common stock outstanding as of May 14, 2018:  1,000

Universal Hospital Services, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements — Unaudited

Universal Hospital Services, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share information)

(unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts of $1,225 at March 31, 2018 and $1,234 at December 31, 2017	$96,044	$89,637
Inventories	10,244	9,760
Other current assets	6,992	6,836
Total current assets	113,280	106,233
Property and equipment:
Medical equipment	632,903	629,193
Property and office equipment	107,347	105,341
Accumulated depreciation	(548,834)	(536,520)
Total property and equipment, net	191,416	198,014
Other long-term assets:
Goodwill	346,168	346,168
Other intangibles, net	149,897	151,921
Other	9,564	3,109
Total assets	$810,325	$805,445
Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$5,042	$5,043
Book overdrafts	1,783	5,367
Accounts payable	31,416	36,689
Accrued compensation	14,067	21,498
Accrued interest	6,463	18,671
Other accrued expenses	18,201	17,763
Total current liabilities	76,972	105,031
Long-term debt, less current portion	719,039	698,065
Pension and other long-term liabilities	11,189	11,385
Deferred income taxes, net	35,429	35,342
Commitments and contingencies (Note 9)
Deficit
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Additional paid-in capital	251,041	250,018
Accumulated deficit	(277,123)	(287,998)
Accumulated other comprehensive loss	(6,428)	(6,638)
Total Universal Hospital Services, Inc. and Subsidiaries deficit	(32,510)	(44,618)
Noncontrolling interest	206	240
Total deficit	(32,304)	(44,378)
Total liabilities and deficit	$810,325	$805,445

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenues	$142,355	$130,652
Cost of revenues	90,862	84,885
Gross margin	51,493	45,767
Selling, general and administrative	33,041	33,957
Operating income	18,452	11,810
Interest expense	13,450	13,478
Income (loss) before income taxes and noncontrolling interest	5,002	(1,668)
Provision for income taxes	262	222
Consolidated net income (loss)	4,740	(1,890)
Net income attributable to noncontrolling interest	86	73
Net income (loss) attributable to Universal Hospital Services, Inc. and Subsidiaries	$4,654	$(1,963)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Consolidated net income (loss)	$4,740	$(1,890)
Other comprehensive income:
Gain on minimum pension liability, net of tax of $0	210	179
Total other comprehensive income	210	179
Comprehensive income (loss)	4,950	(1,711)
Comprehensive income attributable to noncontrolling interest	86	73
Comprehensive income (loss) attributable to Universal Hospital Services, Inc. and Subsidiaries	$4,864	$(1,784)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Consolidated net income (loss)	$4,740	$(1,890)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	16,571	17,894
Amortization of intangibles, contract costs, deferred financing costs and bond premium	2,524	3,107
Provision for doubtful accounts	222	220
Provision for inventory obsolescence	122	22
Non-cash share-based compensation expense	746	758
Gain on sales and disposals of equipment	(379)	(747)
Deferred income taxes	87	106
Interest on note receivable	(9)	(4)
Changes in operating assets and liabilities:
Accounts receivable	(6,629)	151
Inventories	(606)	472
Other operating assets	(809)	(123)
Accounts payable	4,046	(3,064)
Other operating liabilities	(19,187)	(22,206)
Net cash provided by (used in) operating activities	1,439	(5,304)
Cash flows from investing activities:
Medical equipment purchases	(16,838)	(17,476)
Property and office equipment purchases	(2,104)	(1,063)
Proceeds from disposition of property and equipment	785	1,402
Acquisition and refund of escrow	—	3,691
Net cash used in investing activities	(18,157)	(13,446)
Cash flows from financing activities:
Proceeds under senior secured credit facility	82,448	70,029
Payments under senior secured credit facility	(60,848)	(43,492)
Payments of principal under capital lease obligations	(1,455)	(1,667)
Distributions to noncontrolling interests	(120)	(77)
Proceeds from exercise of parent company stock options	277	22
Change in book overdrafts	(3,584)	(6,065)
Net cash provided by financing activities	16,718	18,750
Net change in cash and cash equivalents	—	—
Cash and cash equivalents at the beginning of period	—	—
Cash and cash equivalents at the end of period	$—	$—
Supplemental cash flow information:
Interest paid	$25,396	$25,435
Income taxes paid	87	14
Non-cash activities:
Medical equipment purchases included in accounts payable (at end of period)	$4,071	$3,299
Capital lease additions	756	1,827

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.Basis of Presentation

The interim consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by Universal Hospital Services, Inc. and Subsidiaries (“we”, “our”, “us”,  the “Company”, or “UHS”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2017 Annual Report on Form 10-K filed with the SEC.

The interim consolidated financial statements presented herein as of March 31, 2018, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  These adjustments are all of a normal, recurring nature.  The results of operations for any interim period are not necessarily indicative of results for the full year.

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

A description of our significant accounting policies is included in our 2017 Annual Report on Form 10-K. There have been no material changes to these policies for the quarter ended March 31, 2018, except for the adoption of ASU 2014-09, see Note 3, Revenue Recognition.

Historically, the Company reported under three segments.  Medical Equipment Solutions included supplemental and peak needs usage solutions, customized equipment agreement solutions, 360 On-site managed solutions, specialty medical equipment sale, distribution and disposable sales.  Clinical Engineering Solutions included supplemental maintenance, repair and remediation solutions, on-site biomed services, health care technology solutions, federal governmental services and clinical engineering capital sales.  Surgical Services included on-demand and scheduled usage solutions, on-site solutions for hospital and multi-facility health systems and disposable only sales.

Effective January 1, 2018, the Company changed its segment reporting to report its financial information under one reporting segment. The change in reporting was made to conform to the way the Company is currently managing and executing the business. Specifically, the chief operating decision maker (“CODM”) is making operating decisions and assessing performance using discrete financial information from one reportable segment, as our resources and infrastructure are shared and our go to market strategy have evolved with our Equipment Value Management (“EVM”) strategy. The current financial information is based upon the transformation of the business model that has occurred and the development of the new commercial framework – EVM.  EVM is an end to end approach to medical equipment management that helps hospitals recover cost and time that today are wasted through inefficient medical equipment processes.  EVM integrates customers supply chain, patient care and clinical engineering teams, connecting these siloed groups to streamline processes to improve stakeholder productivity and satisfaction while optimizing equipment utilization and lowering the total cost of ownership.  EVM provides the customer with the equipment they need, when they need it, with the assets serviced to the highest quality standards in the industry. EVM combines the capabilities of all service offerings.  The EVM solution links all of our service offerings at UHS. The Company has a similar compliment of services, type of customer for the Company’s services, method of distribution for the Company’s services and the regulatory environment is similar across the United States. Accordingly, we concluded that we operate as one reporting segment.  Finally, the Company analyzed its goodwill for potential impairment before and after the change in segments and concluded that there was no impairment.

Current year presentation of one reporting segment resulted in disaggregated revenue categories of Equipment Solutions which includes supplemental and peak needs usage solutions, surgical services on-demand and scheduled usage solutions, specialty medical equipment sale, distribution and disposable sales, clinical engineering capital sales and surgical disposable only sales.  Clinical Engineering includes supplemental maintenance, repair and remediation solutions, on-site biomed services, health care technology solutions and federal governmental services.  On-site Managed Services includes 360 On-site managed solutions and surgical services on-site solutions for hospital and multi-facility health systems.

The Company operates in one geographic region, the United States. As the Company is now reporting as one segment which equals the total Company’s results as reflected in the Consolidated Statement of Operations, restatement of prior periods was not necessary.

Principles of Consolidation

The consolidated financial statements include the accounts of Universal Hospital Services, Inc. and its 100%-owned subsidiaries, UHS Surgical Services, Inc. (“Surgical Services” or “SS”) and Radiographic Equipment Services, Inc. (“RES”). In addition, in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), we have accounted for our equity investments in entities in which we are the primary beneficiary under the full consolidation method. All significant intercompany transactions and balances have been eliminated through consolidation. As the primary beneficiary, we consolidate the limited liability companies (“LLCs”) referred to in Note 11, Limited Liability Companies, as we effectively receive the majority of the benefits from such entities and we provide equipment lease guarantees for such entities.

2.Recent Accounting Pronouncements

Standards Adopted

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaced most existing revenue recognition guidance in GAAP when it became effective. The new standard is effective beginning after December 15, 2017 and interim periods within those years as stated in ASU 2015-14. The standard permits the use of either the full retrospective or cumulative effect (modified retrospective) transition method. We adopted this guidance on January 1, 2018 and have selected a cumulative effect transition method.

We have performed a review of the requirements of the new guidance, codified by FASB in ASC Topic 606, and have applied the five-step model of the new standard to our contracts and have compared the results to our previous accounting practices under ASC Topic 605. Based on this analysis, the new standard  did not have a material impact on the results of operations or cash flows of the Company. However, amendments to ASC Topic 340, Other Assets and Deferred Costs, require the capitalization of costs to obtain and fulfill customer contracts, which were previously expensed as incurred. The assets recognized for the costs to obtain and/or fulfill a contract will be amortized on a systematic basis that is consistent with the transfer of the services to which the asset relates. Accordingly, $6.2 million of prior year costs were capitalized as an asset upon adoption of this standard (effective January 1, 2018) and will be amortized over a period of five years.

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The ASU became effective for annual and interim periods for fiscal years beginning after December 15, 2017.  The adoption of this standard did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01 Business Combination (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The ASU became effective for annual and interim periods for fiscal years beginning after December 15, 2017. The adoption of this standard did not have a material impact on our consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07 Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-01”). ASU 2017-07 requires that a company present service cost separately from the other components of the net benefit cost.  This ASU became effective for annual and interim periods for fiscal years beginning after December 15, 2017. We adopted ASU 2017-07 on January 1, 2018 and retrospectively applied this ASU to all periods presented. As a result, $0.2 million of pension costs were reclassified from selling, general and administrative to interest expense for the three months ended March 31, 2017.

In May 2017, the FASB issued ASU No. 2017-09 Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 clarifies what constitutes a modification of a share-based payment award. This ASU became effective for annual and interim periods for fiscal years beginning after December 15, 2017. The adoption of this standard did not have a material impact on our consolidated financial statements.

Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02 on Leases (ASC Topic 842) (“ASU 2016-02”). ASU 2016-02 was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liability on the balance sheet and disclosing key information about leasing arrangements. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted. We are evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures.

In February 2018, the FASB issued ASU No. 2018-02 Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements due to valuation allowance.

In March 2018, the FASB issued ASU No. 2018-05 Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”). ASU 2018-05 adds various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118.

3.Revenue Recognition

The Company adopted ASU 2014-09, Revenue from Contracts with Customers, effective January 1, 2018, herein referred as ASC Topic 606. ASC Topic 606 is a comprehensive new revenue recognition model that requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. The Company adopted ASU 2014-09 using the cumulative effect (also known as the modified retrospective) method by recognizing the cumulative effect of initially applying the ASU as an adjustment to the opening balance of Accumulated Deficit at January 1, 2018. Therefore, the comparative information for the first quarter of our fiscal 2017 (the quarter ended March 31, 2017) has not been adjusted and continues to be reported under the previous accounting standards (ASC Topic 605). The details of the changes to our accounting policies and the quantitative impact of the changes are set out below.

Customer arrangements typically have multiple performance obligations to provide equipment solutions, clinical engineering and/or on-site equipment managed services on a per use and/or over time basis.  Equipment Solutions primarily consists of supplemental, peak needs and surgical equipment usage solutions. Clinical Engineering consists of supplemental maintenance, repair and remediation solutions, health care technology solutions, and federal government services.  On-site Managed Services consists of 360 on-site managed solutions in both our historical A360 program (using UHS-owned equipment) and our newer M360 program (managing customer-owned equipment).  Consideration paid by the customer for each performance obligation is billed within the month the service is performed, and contractual prices are established within our customer arrangements that are representative of the stand-alone selling price. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. There are no differences between revenue being earned under Topic 606 and the previous standard (ASC Topic 605).

The Company reports only its portion of revenues earned under certain revenue share arrangements in accordance with ASC Topic 606-10-55-36 to 606-10-55-40 “Principal versus Agent Considerations,” because, among other factors, the equipment manufacturer retains title to the equipment, maintains general inventory and physical loss risk of equipment on rental and because we earn a fixed percentage of the billings to customers.

In the following table, revenue is disaggregated by major service type.

	March 31,
(in thousands)	2018	2017
Equipment Solutions	$62,442	$60,657
Clinical Engineering	39,745	33,340
On-Site Managed Services	40,168	36,655
	$142,355	$130,652

Concurrent with the adoption of Topic 606 on January 1, 2018, the Company also adopted amendments to ASC Topic 340, Other Assets and Deferred Costs, which requires the costs to obtain and fulfill customer contracts to be capitalized, which were previously expensed as incurred. The Company incurs costs related to obtaining new contracts. Management expects those costs attributable to new revenue production are recoverable and therefore the Company capitalized them as contract costs in accordance with ASC Topic 340 and will amortize them over the anticipated period of the new revenue production.

The Company capitalized the estimated costs to obtain a contract in the amount of $6.2 million at January 1, 2018 with a corresponding adjustment to accumulated deficit for the “Impact of Change in Accounting Policy”.  The Contract Asset included in other long-term assets in the Consolidated Balance Sheet at March 31, 2018 is $6.5 million.  Capitalized costs are amortized over the expected life of the related contracts which is estimated to be five years. Amortization is computed on a straight-line basis which coincides with the predominant expected life of the underlying contracts. Amortization costs are reflected in selling, general and administrative expenses. The amount of amortization was $0.4 million for the three months ended March 31, 2018. There was no impairment loss in relation to the costs capitalized during the three months ended March 31, 2018.

4.Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 are summarized in the following table by type of inputs applicable to the fair value measurements:

	Fair Value at March 31, 2018				Fair Value at December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Contingent Consideration	$—	$—	$133	$133	$—	$—	$133	$133

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

During 2017, we recorded a contingent consideration liability, in the form of earn-out payment, related to our December 6, 2017 acquisition in the total amount of $0.1 million. The contingent consideration is based on achieving certain revenue results. The fair value of the liability was estimated using a discounted cash flow approach with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement.  The significant inputs in the Level 3 measurement not supported by market activity included our assessments of expected future cash flows during the earn-out period related to the assets acquired, appropriately discounted considering the uncertainties associated with the obligation, and calculated based on estimated revenues in accordance with the terms of the agreement. There were no earn-out payments for the three months ended March 31, 2018.

The assumptions used in preparing the discounted cash flow analyses included estimates of interest rates and the timing and amount of incremental cash flows.

A reconciliation of the beginning and ending balance for the Level 3 measurement are as follows:

(in thousands)
Balance at December 31, 2017	$133
Addition/payment	—
Balance at March 31, 2018	$133

Fair Value of Other Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts receivable, accounts payable, accrued liabilities and senior secured credit facility, approximates fair value due to their short maturities. The fair value of our outstanding Original Notes and Add-on Notes (each as defined in Note 8, Long-Term Debt) as of March 31, 2018 and December 31, 2017, based on the quoted market price for the same or similar issues of debt, which represents a Level 2 fair value measurement, is approximately:

	March 31, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value
Original Notes - 7.625% (1)	$422,085	$428,188	$421,772	$426,063
Add-on Notes - 7.625% (2)	223,967	221,650	224,338	220,550

(1)	The carrying value of the Original Notes - 7.625% is net of unamortized deferred financing costs of $2.9 and $3.2 million as of March 31, 2018 and December 31, 2017, respectively.
(2)

The carrying value of the Add-on Notes - 7.625% is net of unamortized deferred financing costs of $1.2 and $1.3 million as of March 31, 2018 and December 31, 2017, respectively, and includes unamortized bond premium of $5.2 and $5.7 million as of March 31, 2018 and December 31, 2017, respectively.

5.Goodwill and Other Intangible Assets

Our reporting segment has a  negative carrying amount at March 31, 2018 and December 31, 2017. There were no impairments recorded in the three months ended March 31, 2018 and 2017.

Our other intangible assets as of March 31, 2018 and December 31, 2017 consist of the following:

	March 31, 2018				December 31, 2017
		Accumulated				Accumulated
(in thousands)	Cost	Amortization	Impairment	Net	Cost	Amortization	Impairment	Net
Finite-life intangibles
Customer relationship	$125,828	$(107,842)	$—	$17,986	$125,828	$(105,911)	$—	$19,917
Non-compete agreements	2,101	(1,290)	—	811	2,101	(1,197)	—	904
Total finite-life intangibles	127,929	(109,132)	—	18,797	127,929	(107,108)	—	20,821
Indefinite-life intangibles
Trade names	166,000	—	(34,900)	131,100	166,000	—	(34,900)	131,100
Total intangible assets	$293,929	$(109,132)	$(34,900)	$149,897	$293,929	$(107,108)	$(34,900)	$151,921

Total amortization expense related to intangible assets were $2.0 and $3.0 million for the three months ended March 31, 2018 and 2017, respectively.

The estimated future amortization expense for identifiable intangible assets during the remainder of 2018 and the next five years is as follows:

(in thousands)
Remainder of 2018	$5,571
2019	5,005
2020	2,765
2021	2,106
2022	1,376
2023	503

6.Deficit

The following tables represent changes in deficit that are attributable to our shareholder and noncontrolling interests for the three month periods ended March 31, 2018 and 2017.

			Accumulated
	Additional		Other
	Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
(in thousands)	Capital	Deficit	Loss	Interests	Deficit
Balance at December 31, 2017	$250,018	$(287,998)	$(6,638)	$240	$(44,378)
Impact of change in accounting policy	—	6,221	—	—	6,221
Net income	—	4,654	—	86	4,740
Other comprehensive income	—	—	210	—	210
Share-based compensation	746	—	—	—	746
Stock options exercised	277	—	—	—	277
Cash distributions to noncontrolling interests	—	—	—	(120)	(120)
Balance at March 31, 2018	$251,041	$(277,123)	$(6,428)	$206	$(32,304)

			Accumulated
	Additional		Other
	Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
(in thousands)	Capital	Deficit	Loss	Interests	Deficit
Balance at December 31, 2016	$244,986	$(296,826)	$(7,826)	$181	$(59,485)
Net (loss) income	—	(1,963)	—	73	(1,890)
Other comprehensive income	—	—	179	—	179
Share-based compensation	758	—	—	—	758
Stock options exercised	22	—	—	—	22
Cash distributions to noncontrolling interests	—	—	—	(77)	(77)
Balance at March 31, 2017	$245,766	$(298,789)	$(7,647)	$177	$(60,493)

7.Share-Based Compensation

During the three months ended March 31, 2018, activity under the 2007 Stock Option Plan (the “2007 Stock Option Plan”), of UHS Holdco, Inc., our parent company (“Parent”), was as follows:

				Weighted
				average
		Weighted	Aggregate	remaining
	Number of	average	intrinsic	contractual
(in thousands, except exercise price and years)	options	exercise price	value	term (years)
Outstanding at December 31, 2017	37,673	$0.79	$40,875	6.8
Granted	500	1.87
Exercised	(390)	0.71	$452
Forfeited or expired	(198)	0.77
Outstanding at March 31, 2018	37,585	$0.80	$40,204	6.6
Exercisable at March 31, 2018	20,303	$0.75	$22,639	6.6
Remaining authorized options available for issue	5,466

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

We determine the fair value of stock options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as an expense on a straight-line basis over the options’ expected vesting periods. The following assumptions were used in determining the fair value of stock options granted during the three months ended March 31, 2018 and 2017 under the Black-Scholes model.

	Three Months Ended
	March 31,
	2018	2017
Risk-free interest rate	1.45%	1.51%
Expected volatility	28.9%	28.9%
Dividend yield	N/A	N/A
Expected option life (years)	4.00	4.23
Black-Scholes Value of options	$0.46	$0.30

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

At March 31, 2018, unearned non-cash share-based compensation that we expect to recognize as expense over a weighted average period of 1.8 years totals approximately $4.3 million, net of our estimated forfeiture rate of 2.0%. The expense could be accelerated upon the sale of Parent or the Company.

In April 2015, Parent granted the Company’s Chief Executive Officer 7.0 million restricted stock units which vest over four years. Total compensation expense related to this grant was $0.3 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively.

Although Parent grants stock options and restricted stock units, the Company recognizes compensation cost, primarily in Selling, General and Administrative expense, related to these options and units since the services are performed for its benefit.

8.Long-Term Debt

Long-term debt consists of the following:

	March 31,	December 31,
(in thousands)	2018	2017
Original Notes - 7.625% (1)	$422,085	$421,772
Add-on Notes - 7.625% (2)	223,967	224,338
Senior secured credit facility (3)	60,674	38,944
Capital lease obligations	17,355	18,054
	724,081	703,108
Less: Current portion of long-term debt	(5,042)	(5,043)
Total long-term debt	$719,039	$698,065

(1)	The carrying value of the Original Notes - 7.625% is net of unamortized deferred financing costs of $2.9 and $3.2 million as of March 31, 2018 and December 31, 2017, respectively.
(2)

The carrying value of the Add-on Notes - 7.625% is net of unamortized deferred financing costs of $1.2 and $1.3 million as of March 31, 2018 and December 31, 2017, respectively, and includes unamortized bond premium of $5.2 and $5.7 million as of March 31, 2018 and December 31, 2017, respectively.

(3)	The carrying value of the senior secured credit facility is net of unamortized deferred financing costs of $1.1 and $1.3 million as of March 31, 2018 and December 31, 2017, respectively.

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

Interest on the 2012 Notes is payable, entirely in cash, semiannually, in arrears, on February 15 and August 15 of each year, beginning on February 15, 2013. We may redeem some or all of the 2012 Notes at the redemption price of 101.906% before August 15, 2018, thereafter the redemption price is 100% as set forth in the 2012 Indenture (expressed as percentage of principal amount).  If we sell certain assets or undergo certain kinds of changes of control, we must offer to repurchase the 2012 Notes.

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

As of March 31, 2018, we had $102.6 million of availability under the senior secured credit facility based on a borrowing base of $169.2 million less borrowings of $61.8 million and after giving effect to $4.8 million used for letters of credit.

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

At March 31, 2018, we had $61.8 million of borrowings outstanding, of which $58.0 million was accruing interest at a rate of 3.6% and $3.8 million was accruing interest at a rate of 5.5%.

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

On January 13, 2015, the Company filed suit in the Western District of Texas against Hill-Rom Holdings, Inc., Hill-Rom Company, Inc. and Hill-Rom Services, Inc. (the “Defendants”) alleging that the Defendants violated federal and state antitrust laws by willfully and unlawfully engaging in a pattern of exclusionary and predatory conduct in order to foreclose market competition and seeking actual damages, trebled damages and punitive damages. On March 7, 2018, the Company entered into a confidential settlement agreement resolving all disputes and legal claims of the parties associated with the suit filed by the Company against the Defendants. In consideration for this release, terms of the confidential settlement agreement call for the Company to receive legal title to certain medical equipment of the Defendants as specified in the agreement on May 1, 2018. No amounts have been recorded in the Company’s consolidated financial statements as of or for the three months ended March 31, 2018. The Company expects to record the equipment and corresponding gain during the second quarter based on the fair value of the equipment received.

10.Related Party Transactions

Management Agreement

On May 31, 2007, we and affiliates of Irving Place Capital (together with its affiliates, “IPC”) entered into a professional services agreement pursuant to which IPC provides general advisory and management services to us with respect to financial and operating matters.  IPC is a principal owner of Parent, and each of Robert Juneja, Bret Bowerman and Keith Zadourian are members of our board of directors and are associated with IPC. The professional services agreement requires us to pay an annual fee for ongoing advisory and management services equal to the greater of $0.5 million or 0.75% of our Adjusted EBITDA (as defined in the professional services agreement) for the immediately preceding fiscal year, payable in quarterly installments. The professional services agreement provides that IPC will be reimbursed for its reasonable out-of-pocket expenses in connection with certain activities undertaken pursuant to the professional services agreement and will be indemnified for liabilities incurred in connection with its role under the professional services agreement, other than for liabilities resulting from its gross negligence or willful misconduct. The term of the professional services agreement commenced on May 31, 2007 and will remain in effect unless and until either party notifies the other of its desire to terminate, we are sold to a third-party purchaser or we consummate a qualified initial public offering, as defined in the professional services agreement. Total professional services fees incurred to IPC were $0.3 and $0.2 million for the three month periods ended March 31, 2018 and 2017, respectively.

In connection with the Restricted Stock Unit Award Agreement, dated as of April 13, 2015, between an officer and the Company, we entered into a promissory note agreement with the officer dated April 13, 2016 for a total amount of $1.0 million and dated April 13, 2017 for a total amount of $0.9 million which are included in other long-term assets in the Consolidated Balance Sheets. These notes receivable bear annual interest at 1.45% - 2.12%. The principal and accrued interest of these notes are due on the earliest of (i) the seventh anniversary of the date of this loan, (ii) any event with respect to borrower, which, in any such case of the loan were to remain outstanding on and after such date, would result in violation of Section 402 of the Sarbanes-Oxley Act of 2002, (iii) and certain events of default or (iv) a change in control. Interest income for these notes was $0.009 and $0.004 million for the three month periods ended March 31, 2018.

11.Limited Liability Companies

We participate with others in the formation of LLCs in which the Company becomes a partner and shares the financial interest with the other investors. the Company is the primary beneficiary of these LLCs. These LLCs acquire certain medical equipment for use in their respective business activities, which generally focus on surgical procedures. The LLCs will acquire medical equipment for rental purposes under equipment financing leases. At March 31, 2018, the LLCs had approximately $0.8 million of total assets. The third party investors in each respective LLC generally provide the lease financing company with individual proportionate lease guarantees based on their respective ownership percentages in the LLCs. In addition, the Company will provide such financing companies with its corporate guarantee based on its respective ownership interest in each LLC. In certain instances, the Company has provided such financing companies with an overall corporate guarantee in connection with equipment financing transactions. In such instances, the individual investors in each respective LLC will generally indemnify us against losses, if any, incurred in connection with its corporate guarantee. Additionally, we provide operational and administrative support to the LLCs in which it is a partner. As of March 31, 2018, we held interests in four active LLCs.

In accordance with guidance issued by the FASB, we account for equity investments in LLCs (in which we are the primary beneficiary) under the full consolidation method whereby transactions between the Company and the LLCs have been eliminated through consolidation.

12.Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We evaluate the recoverability of our deferred tax assets by scheduling the expected reversals of deferred tax assets and liabilities in order to determine whether net operating loss carry forwards are recoverable prior to expiration and have established a valuation allowance in accordance with ASC Topic 740, “Income Taxes”. The tax expense for the three months ended March 31, 2018 and 2017 primarily relates to state minimum fees and tax amortization of indefinite-life intangibles. The expected tax expense from operating income during the three months ended March 31, 2018 was offset by the reduction of our valuation allowance. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

In connection with our initial analysis of the impact of the Tax Cuts and Jobs Act, we recorded a provisional income tax benefit of approximately $18.3 million at December 31, 2017 for the revaluation of our net deferred tax liability. There were no changes recorded in the first quarter of 2018 to the provisional income tax benefit.

At March 31, 2018, the Company had available unused federal net operating loss carryforwards of approximately $198.9 million. The net operating loss carryforwards will expire at various dates from 2019 through 2038.

13.Consolidating Financial Statements

In accordance with the provisions of the 2012 Indenture, as 100%-owned subsidiaries of UHS, Surgical Services and RES have jointly and severally guaranteed all the Company’s Obligations (as defined in the 2012 Indenture) on a full and unconditional basis. Consolidating financial information of UHS and the guarantors is presented on the following pages.

Universal Hospital Services, Inc. and Subsidiaries

Consolidating Balance Sheets

(in thousands, except share and per share  information)

(unaudited)

	March 31, 2018
	Parent	Subsidiary
	Issuer	Guarantors	Consolidating
	UHS	SS & RES	Adjustments	Consolidated
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts	$83,433	$12,611	$—	$96,044
Due from affiliates	29,561	—	(29,561)	—
Inventories	4,046	6,198	—	10,244
Other current assets	6,203	789	—	6,992
Total current assets	123,243	19,598	(29,561)	113,280
Property and equipment:
Medical equipment	567,284	65,619	—	632,903
Property and office equipment	94,547	12,800	—	107,347
Accumulated depreciation	(496,171)	(52,663)	—	(548,834)
Total property and equipment, net	165,660	25,756	—	191,416
Other long-term assets:
Goodwill	283,141	63,027	—	346,168
Investment in subsidiary	78,541	—	(78,541)	—
Other intangibles, net	135,738	14,159	—	149,897
Other	7,918	1,646	—	9,564
Total assets	$794,241	$124,186	$(108,102)	$810,325
Liabilities and (Deficit) Equity
Current liabilities:
Current portion of long-term debt	$3,419	$1,623	$—	$5,042
Book overdrafts	3,056	(1,273)	—	1,783
Due to affiliates	—	29,561	(29,561)	—
Accounts payable	24,744	6,672	—	31,416
Accrued compensation	11,990	2,077	—	14,067
Accrued interest	6,463	—	—	6,463
Other accrued expenses	16,111	2,090	—	18,201
Total current liabilities	65,783	40,750	(29,561)	76,972
Long-term debt, less current portion	715,518	3,521	—	719,039
Pension and other long-term liabilities	11,186	3	—	11,189
Deferred income taxes, net	34,249	1,180	—	35,429
Commitments and contingencies
(Deficit) Equity
Common stock	—	—	—	—
Additional paid-in capital	251,056	76,003	(76,018)	251,041
Accumulated deficit	(279,646)	2,523	—	(277,123)
Accumulated loss in subsidiary	2,523	—	(2,523)	—
Accumulated other comprehensive loss	(6,428)	—	—	(6,428)
Total Universal Hospital Services, Inc. and Subsidiaries (deficit) equity	(32,495)	78,526	(78,541)	(32,510)
Noncontrolling interest	—	206	—	206
Total (deficit) equity	(32,495)	78,732	(78,541)	(32,304)
Total liabilities and (deficit) equity	$794,241	$124,186	$(108,102)	$810,325

Universal Hospital Services, Inc. and Subsidiaries

Consolidating Balance Sheets

(in thousands, except share and per share  information)

(unaudited)

	December 31, 2017
	Parent	Subsidiary
	Issuer	Guarantors	Consolidating
	UHS	SS & RES	Adjustments	Consolidated
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts	$76,093	$13,544	$—	$89,637
Due from affiliates	31,590	—	(31,590)	—
Inventories	3,800	5,960	—	9,760
Other current assets	6,127	709	—	6,836
Total current assets	117,610	20,213	(31,590)	106,233
Property and equipment:
Medical equipment	564,316	64,877	—	629,193
Property and office equipment	92,414	12,927	—	105,341
Accumulated depreciation	(485,960)	(50,560)	—	(536,520)
Total property and equipment, net	170,770	27,244	—	198,014
Other long-term assets:
Goodwill	283,141	63,027	—	346,168
Investment in subsidiary	76,606	—	(76,606)	—
Other intangibles, net	136,563	15,358	—	151,921
Other	2,411	698	—	3,109
Total assets	$787,101	$126,540	$(108,196)	$805,445
Liabilities and (Deficit) Equity
Current liabilities:
Current portion of long-term debt	$3,451	$1,592	$—	$5,043
Book overdrafts	5,345	22	—	5,367
Due to affiliates	—	31,590	(31,590)	—
Accounts payable	29,842	6,847	—	36,689
Accrued compensation	18,696	2,802	—	21,498
Accrued interest	18,671	—	—	18,671
Other accrued expenses	16,018	1,745	—	17,763
Total current liabilities	92,023	44,598	(31,590)	105,031
Long-term debt, less current portion	694,171	3,894	—	698,065
Pension and other long-term liabilities	11,384	1	—	11,385
Deferred income taxes, net	34,126	1,216	—	35,342
Commitments and contingencies
(Deficit) Equity
Common stock	—	—	—	—
Additional paid-in capital	250,033	76,003	(76,018)	250,018
Accumulated deficit	(288,586)	588	—	(287,998)
Accumulated loss in subsidiary	588	—	(588)	—
Accumulated other comprehensive loss	(6,638)	—	—	(6,638)
Total Universal Hospital Services, Inc. and Subsidiaries (deficit) equity	(44,603)	76,591	(76,606)	(44,618)
Noncontrolling interest	—	240	—	240
Total (deficit) equity	(44,603)	76,831	(76,606)	(44,378)
Total liabilities and (deficit) equity	$787,101	$126,540	$(108,196)	$805,445

Universal Hospital Services, Inc. and Subsidiaries

Consolidating Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended March 31, 2018
	Parent	Subsidiary
	Issuer	Guarantors	Consolidating
	UHS	SS & RES	Adjustments	Consolidated
Revenues	$117,197	$25,158	$—	$142,355
Cost of revenues	74,195	16,667	—	90,862
Gross margin	43,002	8,491	—	51,493
Selling, general and administrative	26,720	6,321	—	33,041
Operating income	16,282	2,170	—	18,452
Equity in earnings of subsidiary	(1,119)	—	1,119	—
Interest expense	12,892	558	—	13,450
Income before income taxes and noncontrolling interest	4,509	1,612	(1,119)	5,002
(Benefit) provision for income taxes	(231)	493	—	262
Consolidated net income	4,740	1,119	(1,119)	4,740
Net income attributable to noncontrolling interest	—	86	—	86
Net income attributable to Universal Hospital Services, Inc. and Subsidiaries	$4,740	$1,033	$(1,119)	$4,654

Universal Hospital Services, Inc. and Subsidiaries

Consolidating Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended March 31, 2017
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	SS & RES	Adjustments	Consolidated
Revenues	$107,949	$22,703	$—	$130,652
Cost of revenues	69,915	14,970	—	84,885
Gross margin	38,034	7,733	—	45,767
Selling, general and administrative	27,538	6,419	—	33,957
Operating income	10,496	1,314	—	11,810
Equity in earnings of subsidiary	(414)	—	414	—
Interest expense	12,933	545	—	13,478
(Loss) income before income taxes and noncontrolling interest	(2,023)	769	(414)	(1,668)
(Benefit) provision for income taxes	(133)	355	—	222
Consolidated net (loss) income	(1,890)	414	(414)	(1,890)
Net income attributable to noncontrolling interest	—	73	—	73
Net (loss) income attributable to Universal Hospital Services, Inc. and Subsidiaries	$(1,890)	$341	$(414)	$(1,963)

Universal Hospital Services, Inc. and Subsidiaries

Consolidating Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended March 31, 2018
	Parent	Subsidiary
	Issuer	Guarantors	Consolidating
	UHS	SS & RES	Adjustments	Consolidated
Consolidated net income	$4,740	$1,119	$(1,119)	$4,740
Other comprehensive income:
Gain on minimum pension liability, net of tax	210	—	—	210
Total other comprehensive income	210	—	—	210
Comprehensive income	4,950	1,119	(1,119)	4,950
Comprehensive income attributable to noncontrolling interest	—	86	—	86
Comprehensive income attributable to Universal Hospital Services, Inc. and Subsidiaries	$4,950	$1,033	$(1,119)	$4,864

	Three Months Ended March 31, 2017
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	SS & RES	Adjustments	Consolidated
Consolidated net (loss) income	$(1,890)	$414	$(414)	$(1,890)
Other comprehensive income:
Gain on minimum pension liability, net of tax	179	—	—	179
Total other comprehensive income	179	—	—	179
Comprehensive (loss) income	(1,711)	414	(414)	(1,711)
Comprehensive income attributable to noncontrolling interest	—	73	—	73
Comprehensive (loss) income attributable to Universal Hospital Services, Inc. and Subsidiaries	$(1,711)	$341	$(414)	$(1,784)

Universal Hospital Services, Inc. and Subsidiaries

Consolidating Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31, 2018
	Parent	Subsidiary
	Issuer	Guarantors	Consolidating
	UHS	SS & RES	Adjustments	Consolidated
Cash flows from operating activities:
Consolidated net income	$4,740	$1,119	$(1,119)	$4,740
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	14,199	2,372	—	16,571
Amortization of intangibles, contract costs, deferred financing costs and bond premium	1,274	1,250	—	2,524
Equity in earnings of subsidiary	(1,119)	—	1,119	—
Provision for doubtful accounts	200	22	—	222
Provision for inventory obsolescence	26	96	—	122
Non-cash share-based compensation expense	622	124	—	746
Gain on sales and disposals of equipment	(336)	(43)	—	(379)
Deferred income taxes	123	(36)	—	87
Interest on note receivable	(9)	—	—	(9)
Changes in operating assets and liabilities:
Accounts receivable	(7,540)	911	—	(6,629)
Due from affiliates	2,153	—	(2,153)	—
Inventories	(272)	(334)	—	(606)
Other operating assets	(632)	(177)	—	(809)
Accounts payable	1,633	2,413	—	4,046
Other operating liabilities	(18,809)	(378)	—	(19,187)
Net cash (used in) provided by operating activities	(3,747)	7,339	(2,153)	1,439
Cash flows from investing activities:
Medical equipment purchases	(13,508)	(3,330)	—	(16,838)
Property and office equipment purchases	(2,054)	(50)	—	(2,104)
Proceeds from disposition of property and equipment	630	155	—	785
Net cash used in investing activities	(14,932)	(3,225)	—	(18,157)
Cash flows from financing activities:
Proceeds under senior secured credit facility	82,448	—	—	82,448
Payments under senior secured credit facility	(60,848)	—	—	(60,848)
Payments of principal under capital lease obligations	(909)	(546)	—	(1,455)
Distributions to noncontrolling interests	—	(120)	—	(120)
Proceeds from exercise of parent company stock options	277	—	—	277
Due to affiliates	—	(2,153)	2,153	—
Change in book overdrafts	(2,289)	(1,295)	—	(3,584)
Net cash provided by (used in) financing activities	18,679	(4,114)	2,153	16,718
Net change in cash and cash equivalents	—	—	—	—
Cash and cash equivalents at the beginning of period	—	—	—	—
Cash and cash equivalents at the end of period	$—	$—	$—	$—

Universal Hospital Services, Inc. and Subsidiaries

Consolidating Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31, 2017
	Parent	Subsidiary
	Issuer	Guarantor	Consolidating
	UHS	SS & RES	Adjustments	Consolidated
Cash flows from operating activities:
Consolidated net (loss) income	$(1,890)	$414	$(414)	$(1,890)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	15,899	1,995	—	17,894
Amortization of intangibles, deferred financing costs and bond premium	1,867	1,240	—	3,107
Equity in earnings of subsidiary	(414)	—	414	—
Provision for doubtful accounts	228	(8)	—	220
Provision for inventory obsolescence	23	(1)	—	22
Non-cash share-based compensation expense	638	120	—	758
Gain on sales and disposals of equipment	(712)	(35)	—	(747)
Deferred income taxes	308	(202)	—	106
Interest on note receivable	(4)	—	—	(4)
Changes in operating assets and liabilities:
Accounts receivable	(1,164)	1,315	—	151
Due from affiliates	(2,279)	—	2,279	—
Inventories	(31)	503	—	472
Other operating assets	168	(291)	—	(123)
Accounts payable	(1,768)	(1,296)	—	(3,064)
Other operating liabilities	(21,065)	(1,141)	—	(22,206)
Net cash (used in) provided by operating activities	(10,196)	2,613	2,279	(5,304)
Cash flows from investing activities:
Medical equipment purchases	(13,704)	(3,772)	—	(17,476)
Property and office equipment purchases	(1,004)	(59)	—	(1,063)
Proceeds from disposition of property and equipment	1,340	62	—	1,402
Acquisition and refund of escrow	3,691	—	—	3,691
Net cash used in investing activities	(9,677)	(3,769)	—	(13,446)
Cash flows from financing activities:
Proceeds under senior secured credit facility	70,029	—	—	70,029
Payments under senior secured credit facility	(43,492)	—	—	(43,492)
Payments of principal under capital lease obligations	(1,258)	(409)	—	(1,667)
Distributions to noncontrolling interests	—	(77)	—	(77)
Proceeds from exercise of parent company stock options	22	—	—	22
Due to affiliates	—	2,279	(2,279)	—
Change in book overdrafts	(5,428)	(637)	—	(6,065)
Net cash provided by financing activities	19,873	1,156	(2,279)	18,750
Net change in cash and cash equivalents	—	—	—	—
Cash and cash equivalents at the beginning of period	—	—	—	—
Cash and cash equivalents at the end of period	$—	$—	$—	$—

14.Restructuring

We incurred no restructuring expense during the three months ended March 31, 2018 and 2017.  As of December 31, 2016, we had $0.1 million of restructuring liability. For the three months ended March 31, 2017,  $0.1 million in restructuring charges was paid.

15.Concentration

One customer, Memorial Hermann Health System, accounted for approximately 14% and 15% of total revenue for the three months ended March 31, 2018 and 2017, respectively.

16.Subsequent Event

On May 9, 2018, Parent adopted the 2018 Executive Management Stock Option Plan (the "2018 Plan"). Pursuant to the 2018 Plan, awards may be in the form of Non-Qualified Stock Options. 2,499,000 shares of common stock were issued to certain UHS executives, including Named Executive Officers other than the Chief Executive Officer pursuant to the 2018 Plan, as shown in the table below:

Name	Title	Options Granted
Kevin Ketzel	President	600,000
James Pekarek	EVP and CFO	600,000
Robert Creviston	Chief Human Resources Officer	233,000
Bettyann Bird	SVP Marketing	600,000

Options granted pursuant to the 2018 Plan may only be exercised within 30 days after the signing of a binding agreement for the Company to undergo a Change in Control (as defined in the 2018 Plan) event.  Additionally, all awards of options granted pursuant to the 2018 Plan provide for a claw back of all proceeds of such options in the event an award recipient voluntarily terminates his or her employment with the Company without Good Reason or has his or her employment terminated by the Company for Cause (as such terms are defined in the Company’s Executive Severance Pay Plan) within one year following a Change in Control of the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the accompanying consolidated financial statements and notes.

BUSINESS OVERVIEW

Our Company

Universal Hospital Services, Inc and Subsidiaries. (“we”, “our”, “us”, the “Company”, or “UHS”) is a leading nationwide provider of end-to-end health care technology management and service solutions to the United States health care industry. We provide our customers access to high quality health care technology and implement comprehensive medical equipment management and service solutions to reduce capital and operating expenses, increase medical equipment and staff productivity and support improved patient safety and outcomes.

Universal Hospital Services, Inc. commenced operations in 1939, originally incorporated in Minnesota in 1954 and reincorporated in Delaware in 2001. All of our outstanding capital stock is owned by UHS Holdco, Inc. (“Parent”), which acquired the Company in a recapitalization in May 2007.  Parent is controlled by affiliates of Irving Place Capital (together with its affiliates, “IPC”).

As of March 31, 2018, we owned or managed more than 800,000 units of medical equipment consisting of over 350,000 units of owned medical equipment and over 450,000 units of customer-owned equipment. Our diverse customer base includes approximately 7,000 active national, regional and local acute care hospitals and alternate site providers (such as long-term acute care hospitals, skilled nursing facilities, surgery centers, specialty hospitals and home care providers). We also have relationships with more than 200 medical device manufacturers, many of the nation’s largest group purchasing organizations (“GPOs”) and many health system integrated delivery networks (“IDNs”).  We deliver our solutions through our nationwide network of 86 service centers and five Centers of Excellence. Our fees are paid directly by our customers rather than by direct reimbursement from third-party payors, such as private insurers, Medicare or Medicaid.

Historically, the Company reported under three segments.  Medical Equipment Solutions included supplemental and peak needs usage solutions, customized equipment agreement solutions, 360 On-site managed solutions, specialty medical equipment sale, distribution and disposable sales.  Clinical Engineering Solutions included supplemental maintenance, repair and remediation solutions, on-site biomed services, health care technology solutions, federal governmental services and clinical engineering capital sales.  Surgical Services included on-demand and scheduled usage solutions, on-site solutions for hospital and multi-facility health systems and disposable only sales.

Effective January 1, 2018, the Company changed its segment reporting to report its financial information under one reporting segment. The change in reporting was made to conform to the way the Company is currently managing and executing the business. Specifically, the chief operating decision maker (“CODM”) is making operating decisions and assessing performance using discrete financial information from one reportable segment, as our resources and infrastructure are shared and our go to market strategy have evolved with our Equipment Value Management (“EVM”) strategy. The current financial information is based upon the transformation of the business model that has occurred and the development of the new commercial framework – EVM.   EVM is an end to end approach to medical equipment management that helps hospitals recover cost and time that today are wasted through inefficient medical equipment processes.  EVM integrates customers supply chain, patient care and clinical engineering teams, connecting these siloed groups to streamline processes to improve stakeholder productivity and satisfaction while optimizing equipment utilization and lowering the total cost of ownership.  EVM provides the customer with the equipment they need, when they need it, with the assets serviced to the highest quality standards in the industry. EVM combines the capabilities of all service offerings.  The EVM solution links all of our service offerings at UHS. The Company has a similar compliment of services, type of customer for the Company’s services, method of distribution for the Company’s services and the regulatory environment is similar across the United States. Accordingly, we concluded that we operate as one reporting segment.  Finally, the Company analyzed its goodwill for potential impairment before and after the change in segments and concluded that there was no impairment.

Current year presentation of one reporting segment resulted in disaggregated revenue categories of Equipment Solutions which includes supplemental and peak needs usage solutions, surgical services on-demand and scheduled usage solutions, specialty medical equipment sale, distribution and disposable sales, clinical engineering capital sales and surgical disposable only sales.  Clinical Engineering includes supplemental maintenance, repair and remediation solutions, on-site biomed services, health care technology solutions and federal governmental services.  On-site Managed Services includes 360 On-site managed solutions and surgical services on-site solutions for hospital and multi-facility health systems.

The Company operates in one geographic region, the United States. As the Company is now reporting as one segment which equals the total Company’s results as reflected in the Consolidated Statement of Operations, restatement of prior periods was not necessary.

Our service lines consist of Equipment Solutions, Clinical Engineering and On-site Managed Services.

Equipment Solutions primarily consists of providing supplemental, peak needs and surgical equipment usage solutions to approximately 7,000 acute care hospitals and alternate site providers in the United States, including some of the nation’s premier health care institutions.  These solutions are provided primarily to hospitals and other acute care providers for use through their facilities, including the emergency room, operating room, critical care, intensive care, rehabilitation and general patient care areas.

Clinical Engineering consists of supplemental maintenance, repair and remediation solutions, health care technology solutions and the federal government services.  We offer a broad range of inspection, preventive maintenance, repair, logistic and consulting services through our team of more than 400 technicians and professionals located throughout the United States in our nationwide network of service centers.  We managed more than 400,000 units of customer owned equipment as of March 31, 2018.

On-site Managed Services provide solutions that allow our customers to fully outsource the responsibilities and costs of effectively managing categories of medical equipment at their facilities, with the added benefit of enhancing equipment utilization and clinical support. With our 360 solutions, medical equipment types and quantities are adjusted to meet changes in patient census and acuity. Our employees work at the customers’ sites to integrate our equipment management process and proprietary management software technology tools into the customers’ day-to-day operations.  We assume full responsibility for having equipment where and when it is needed at the customer’s facility, removing equipment that is no longer in use and decontaminating, testing and repairing equipment as needed between each patient use. We also perform required training and ‘‘in service’’ sessions to keep our customers’ staffs fully-trained and knowledgeable about the use and operation of medical equipment covered by the 360 solutions. We provide 360 solutions in both our historical A360 program (using UHS-owned equipment) and our newer growing M360 program (managing customer owned equipment).

RESULTS OF OPERATIONS

The following discussion addresses:

•	our financial condition as of March 31, 2018 and
•	the results of operations for the three-month periods ended March 31, 2018 and 2017.

This discussion should be read in conjunction with the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in our 2017 Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

The following table provides information on the percentages of certain items of selected financial data compared to total revenues for the three-month periods ended March 31, 2018 and 2017. As previously discussed in this Report, revenues, cost of revenues and selling, general and administrative expense for Q1 2018 were determined in accordance with ASC Topic 606, while comparative results for Q1 2017 were determined in accordance with ASC Topic 605. There are no differences for revenues and cost of revenues between ASC Topic 606 and the previous standard ASC Topic 605. For selling, general and administrative expense, the Company is now capitalizing certain contract costs that were previously expensed. See Note, 3 Revenue Recognition for discussion regarding contract costs.

	Percent to Total Revenues
	Three Months Ended March 31,
	2018	2017
Revenues	100.0%	100.0%
Cost of revenues	63.8	65.0
Gross margin	36.2	35.0
Selling, general and administrative	23.2	26.0
Operating income	13.0	9.0
Interest expense	9.4	10.3
Income (loss) before income taxes and noncontrolling interest	3.6	(1.3)
Provision for income taxes	0.2	0.2
Consolidated net income (loss)	3.4%	(1.5)%

Consolidated Results of Operations for the three months ended March 31, 2018 compared to the three months ended March 31, 2017

Total Revenue

(in thousands)

The following table presents revenues by major service type for the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31,
	2018	2017	% Change
Equipment Solutions	$62,442	$60,657	2.9%
Clinical Engineering	39,745	33,340	19.2
On-Site Managed Services	40,168	36,655	9.6
Total Revenue	$142,355	$130,652	9.0%

Total revenue for the three months ended March 31, 2018 was $142.4 million, compared to $130.7 million for the three months ended March 31, 2017, an increase of $11.7 million or 9.0%.  The impact from acquisitions represented an increase in revenue of approximately $1.0 million.  Organic revenue growth for the quarter totaled 8.2%.  Equipment Solutions increased 2.9% for the quarter driven by favorable impact from a stronger flu season.  Clinical Engineering increased 19.2% primarily due to strong growth in new contract signings.  On-site Managed Services increased 9.6% as a result of the growth in our managed only programs in addition to the favorable impact from a stronger flu season.

Cost of Revenue

Total cost of revenue for the three months ended March 31, 2018 was $90.9 million compared to $84.9 million for the three months ended March 31, 2017, an increase of $6.0 million or 7.0%. The increase was primarily due to the increase in expenses to support the revenue growth. Technician labor and vendor expenses increased $5.3 million to support our new clinical engineering programs.  Partially offsetting this expense was a decline of $1.4 million in depreciation expense resulting from our continued efforts to lower the level of capital expenditures as a percentage of revenue.

Gross Margin

Total gross margin for the three months ended March 31, 2018 was $51.5 million, or 36.2% of total revenues, compared to $45.8 million, or 35.0% of total revenues, for the three months ended March 31, 2017, an increase of $5.7 million or 12.5%.  The increase in gross margin as a percent of revenue for the quarter was primarily impacted by positive leverage from volume growth in our three major service types as well as from a  reduction in depreciation expense as a result of our continued efforts to lower the level of capital expenditures as a percentage of revenue as we shift the mix of business to a lower capital intensity.

Selling, General and Administrative and Interest Expense

(in thousands)

	Three Months Ended
	March 31,
	2018	2017	Change	% Change
Selling, general and administrative	$33,041	$33,957	$(916)	(2.7)%
Interest expense	13,450	13,478	(28)	(0.2)

Selling, General and Administrative

Selling, general and administrative expense decreased $0.9 million, or 2.7%, to $33.0 million for the first quarter of 2018 as compared to the same period of 2017. The decrease was primarily related to the decrease in amortization expense of approximately $0.4 million as certain intangible assets were fully amortized in the second half of last year.

Selling, general and administrative expense as a percentage of total revenue was 23.2% and 26.0% for the quarters ended March 31, 2018 and 2017, respectively.

Interest Expense

Interest expense was flat at $13.5 million for the first quarter of 2018 as compared to the same period of 2017.

Income Taxes

Income taxes expense was $0.3 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively. The tax expense for the three months ended March 31, 2018 and 2017 primarily related to state minimum fees and tax amortization of indefinite-life intangibles. The expected tax expense from operating income during the three months ended March 31, 2018 was offset by the reduction of our valuation allowance. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable. See Note 12, Income Taxes regarding impact of the Tax Cuts and Jobs Act.

Consolidated Net Income

Consolidated net income increased $6.6 million to $4.7 million in the first quarter of 2018 as compared to the same period of 2017.  Net income was impacted primarily by the increase in revenues.

Adjusted EBITDA

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) was $39.9 and $34.8 million for the three months ended March 31, 2018 and 2017, respectively.  Adjusted EBITDA for the three months ended March 31, 2018 was higher primarily due to the increase in revenue.

Adjusted EBITDA is defined as earnings attributable to UHS before interest expense, income taxes, depreciation and amortization and excludes non-cash share-based compensation expense, management, board and other nonrecurring gain, expenses or loss. In addition to using Adjusted EBITDA internally as a measure of operational performance, we disclose it externally to assist analysts, investors and lenders in their comparisons of operational performance, valuation and debt capacity across companies with differing capital, tax and legal structures. Adjusted EBITDA, however, is not a measure of financial performance under accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered as an alternative to, or more meaningful than, net income as a measure of operating performance or to cash flows from operating, investing or financing activities or as a measure of liquidity.  Since Adjusted EBITDA is not a measure determined in accordance with GAAP and is thus susceptible to varying interpretations and calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. Adjusted EBITDA does not represent an amount of funds that is available for management’s discretionary use. A reconciliation of net income (loss) attributable to UHS to Adjusted EBITDA is included below:

	Three Months Ended
	March 31,
(in thousands)	2018	2017
Net income (loss) attributable to Universal Hospital Services, Inc. and Subsidiaries	$4,654	$(1,963)
Interest expense	13,450	13,478
Provision for income taxes	262	222
Depreciation and amortization of intangibles and contract costs	19,023	20,899
EBITDA	37,389	32,636
Non-cash share-based compensation expense	746	758
Management, board and other	1,749	1,434
Adjusted EBITDA	$39,884	$34,828

Other Financial Data:
Net cash provided by (used in) operating activities	$1,439	$(5,304)
Net cash used in investing activities	(18,157)	(13,446)
Net cash provided by financing activities	16,718	18,750

Other Operating Data (as of end of period):
Medical equipment (approximate number of owned outsourcing units)	235,000	242,000
District service centers	86	82
SS stand-alone service centers	—	4
Centers of Excellence	5	5

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

Net cash provided by (used in) operating activities was $1.4 and $(5.3) million for the three months ended March 31, 2018 and 2017, respectively. The increase in net cash provided by operating activities was primarily due to higher earnings and the timing of accounts payable payments in the first quarter of 2018 compared to the same period in 2017.

Net cash used in investing activities was $18.2 and $13.4 million for the three months ended March 31, 2018 and 2017, respectively.  The increase in net cash used in investing activities was primarily due to collection of an escrow receivable in the first quarter of 2017.

Net cash provided by financing activities was $16.7 and $18.8 million for the three months ended March 31, 2018 and 2017, respectively.  The decrease in net cash provided by financing activities was primarily due to lower net borrowings under the senior secured credit facility and a reduction in book overdrafts in the first quarter of 2018 compared to the same period in 2017.

Based on the level of operating performance expected in 2018, we believe our cash from operations and additional borrowings under our senior secured credit facility will meet our liquidity needs for the foreseeable future, exclusive of any borrowings that we may make to finance potential acquisitions.  However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could be adversely affected.  As of March 31, 2018, we had $102.6 million of availability under the senior secured credit facility based on a borrowing base of $169.2 million less borrowings of $61.8 million and after giving effect to $4.8 million used for letters of credit.  As of March 31, 2017, we had $90.0 million of availability under the senior secured credit facility based on a borrowing base of $166.7 million less borrowings of $72.2 million and after giving effect to $4.5 million used for letters of credit.

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

Interest Rates

We use both fixed and variable rate debt as sources of financing.  At March 31, 2018, we had approximately $729.4 million of total debt outstanding before netting with deferred financing costs, of which $61.8 million was bearing interest at variable rates. Based on variable debt levels at March 31, 2018, a 1.0 percentage point change in interest rates on variable rate debt would have resulted in annual interest expense fluctuating by approximately $0.6 million.

Fuel Costs

We are also exposed to market risks related to changes in the price of gasoline used to fuel our fleet of delivery and sales vehicles.  A hypothetical 10% increase in the first three months of 2018 average price of unleaded gasoline, assuming gasoline usage levels for the three months ended March 31, 2018, would lead to an annual increase in fuel costs of approximately $0.4 million.

Pension

Our pension plan assets, which were approximately $22.2 million at December 31, 2017, are subject to volatility that can be caused by fluctuations in general economic conditions. Continued market volatility and disruption could cause further declines in asset values, and if this occurs, we may need to make additional pension plan contributions and our pension expense in future years may increase. A hypothetical 10% decrease in the fair value of plan assets at December 31, 2017 would lead to a decrease in the funded status of the plan of approximately $2.2 million.

Other Market Risk

As of March 31, 2018, we have no other material exposure to market risk.

Item 4.  Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.

(b)	Changes in internal control over financial reporting

Beginning January 1, 2018, we implemented ASU 2014-09. Although the adoption of the new revenue standard had no significant impact on our results of operations, cash flows, or financial position, we did implement changes to our controls related to revenue. These included the development of new policies based on the five-step model provided in the new revenue standard, enhanced contract review requirements and other ongoing monitoring activities. These controls were designed to provide assurance at a reasonable level of the fair presentation of our condensed consolidated financial statements and related disclosures. There was no other change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Our business is subject to various risks and uncertainties.  Any of the risks discussed elsewhere in this Quarterly Report on Form 10-Q or our other filings with the Securities and Exchange Commission, including the risk factors set forth in our 2017 Annual Report on Form 10-K, could materially adversely affect our business, financial condition or results of operations.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Defaults upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

On May 9, 2018, Parent adopted the 2018 Executive Management Stock Option Plan (the "2018 Plan"). Pursuant to the 2018 Plan, awards may be in the form of Non-Qualified Stock Options. 2,499,000 shares of common stock were issued to certain UHS executives, including Named Executive Officers other than the Chief Executive Officer pursuant to the 2018 Plan, as shown in the table below:

Name	Title	Options Granted
Kevin Ketzel	President	600,000
James Pekarek	EVP and CFO	600,000
Robert Creviston	Chief Human Resources Officer	233,000
Bettyann Bird	SVP Marketing	600,000

Options granted pursuant to the 2018 Plan may only be exercised within 30 days after the signing of a binding agreement for the Company to undergo a Change in Control (as defined in the 2018 Plan) event.  Additionally, all awards of options granted pursuant to the 2018 Plan provide for a claw back of all proceeds of such options in the event an award recipient voluntarily terminates his or her employment with the Company without Good Reason or has his or her employment terminated by the Company for Cause (as such terms are defined in the Company’s Executive Severance Pay Plan) within one year following a Change in Control of the Company.

The foregoing description of the 2018 Plan is a summary only and is qualified in its entirety by reference to the complete text of the 2018 Plan, a copy of which is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Item 6.Exhibits

Number	Description

10.1	Executive Management Stock Option Plan dated May 9, 2018.
10.2	UHS Holdco, Inc. Executive Management Stock Option Agreement.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101

Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2018, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

* Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2018

Universal Hospital Services, Inc.

By	/s/ Thomas J. Leonard
Thomas J. Leonard
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

By	/s/ James B. Pekarek
James B. Pekarek
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)