Form 10-Q
period 2018-06-30
UNIVERSAL HOSPITAL SERVICES INC
filed 2018-08-13
CIK 886171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2018

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 000-20086

UNIVERSAL HOSPITAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0760940
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Number of shares of common stock outstanding as of August 13, 2018:  1,000

Universal Hospital Services, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements — Unaudited

Universal Hospital Services, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share information)

(unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash	$178	$—
Accounts receivable, less allowance for doubtful accounts of $1,225 at June 30, 2018 and $1,234 at December 31, 2017	94,404	89,637
Inventories	9,995	9,760
Other current assets	7,034	6,836
Total current assets	111,611	106,233
Property and equipment:
Medical equipment	657,316	629,193
Property and office equipment	108,559	105,341
Accumulated depreciation	(560,818)	(536,520)
Total property and equipment, net	205,057	198,014
Other long-term assets:
Goodwill	346,168	346,168
Other intangibles, net	147,945	151,921
Other	10,576	3,109
Total assets	$821,357	$805,445
Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$5,214	$5,043
Book overdrafts	—	5,367
Accounts payable	27,428	36,689
Accrued compensation	25,131	21,498
Accrued interest	18,809	18,671
Other accrued expenses	18,221	17,763
Total current liabilities	94,803	105,031
Long-term debt, less current portion	687,664	698,065
Pension and other long-term liabilities	10,948	11,385
Deferred income taxes, net	35,506	35,342
Commitments and contingencies (Note 9)
Deficit
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Additional paid-in capital	250,661	250,018
Accumulated deficit	(252,204)	(287,998)
Accumulated other comprehensive loss	(6,214)	(6,638)
Total Universal Hospital Services, Inc. and Subsidiaries deficit	(7,757)	(44,618)
Noncontrolling interest	193	240
Total deficit	(7,564)	(44,378)
Total liabilities and deficit	$821,357	$805,445

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues	$140,707	$128,210	$283,062	$258,863
Cost of revenues	90,534	86,195	181,396	171,080
Gross margin	50,173	42,015	101,666	87,783
Selling, general and administrative	34,742	30,618	67,782	64,575
Gain on legal settlement	(23,474)	—	(23,474)	—
Operating income	38,905	11,397	57,358	23,208
Interest expense	13,537	13,415	26,988	26,894
Income (loss) before income taxes and noncontrolling interest	25,368	(2,018)	30,370	(3,686)
Provision for income taxes	369	275	631	497
Consolidated net income (loss)	24,999	(2,293)	29,739	(4,183)
Net income attributable to noncontrolling interest	81	98	166	170
Net income (loss) attributable to Universal Hospital Services, Inc. and Subsidiaries	$24,918	$(2,391)	$29,573	$(4,353)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Consolidated net income (loss)	$24,999	$(2,293)	$29,739	$(4,183)
Other comprehensive income:
Gain on minimum pension liability, net of tax of $0	214	192	424	371
Total other comprehensive income	214	192	424	371
Comprehensive income (loss)	25,213	(2,101)	30,163	(3,812)
Comprehensive income attributable to noncontrolling interest	81	98	166	170
Comprehensive income (loss) attributable to Universal Hospital Services, Inc. and Subsidiaries	$25,132	$(2,199)	$29,997	$(3,982)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Consolidated net income (loss)	$29,739	$(4,183)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	33,645	35,664
Gain on legal settlement	(21,474)	—
Amortization of intangibles, contract costs, deferred financing costs and bond premium	5,013	5,460
Provision for doubtful accounts	406	73
Provision for inventory obsolescence	319	122
Non-cash share-based compensation expense	1,507	1,551
Gain on sales and disposals of equipment	(1,050)	(1,046)
Deferred income taxes	164	204
Interest on note receivable	(21)	(11)
Changes in operating assets and liabilities:
Accounts receivable	(5,173)	158
Inventories	(554)	495
Other operating assets	38	(414)
Accounts payable	209	(3,639)
Other operating liabilities	3,057	(3,381)
Net cash provided by operating activities	45,825	31,053
Cash flows from investing activities:
Medical equipment purchases	(23,273)	(24,296)
Property and office equipment purchases	(4,316)	(3,309)
Proceeds from disposition of property and equipment	1,813	2,091
Issuance of note receivable from officer	(581)	(936)
Acquisition and refund of escrow	—	(1,923)
Net cash used in investing activities	(26,357)	(28,373)
Cash flows from financing activities:
Proceeds under senior secured credit facility	104,448	83,200
Payments under senior secured credit facility	(113,598)	(79,692)
Payments of principal under capital lease obligations	(3,072)	(3,419)
Holdback payment related to acquisition	(624)	—
Distributions to noncontrolling interests	(213)	(133)
Proceeds from exercise of parent company stock options	285	29
Contribution from Parent	—	1,900
Shares forfeited for taxes	(1,149)	—
Change in book overdrafts	(5,367)	(4,565)
Net cash used in financing activities	(19,290)	(2,680)
Net change in cash and cash equivalents	178	—
Cash and cash equivalents at the beginning of period	—	—
Cash and cash equivalents at the end of period	$178	$—
Supplemental cash flow information:
Interest paid	$26,332	$26,345
Income taxes paid	676	533
Non-cash activities:
Medical equipment purchases included in accounts payable (at end of period)	$3,920	$4,493
Capital lease additions	1,858	3,179

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

The interim consolidated financial statements presented herein as of June 30, 2018, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  These adjustments are all of a normal, recurring nature.  The results of operations for any interim period are not necessarily indicative of results for the full year.

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

A description of our significant accounting policies is included in our 2017 Annual Report on Form 10-K. There have been no material changes to these policies for the quarter ended June 30, 2018, except for the adoption of ASU 2014-09, see Note 3, Revenue Recognition.

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

Effective January 1, 2018, the Company changed its segment reporting to report its financial information under one reporting segment. The change in reporting was made to conform to the way the Company is currently managing and executing the business. Specifically, the chief operating decision maker (“CODM”) is making operating decisions and assessing performance using discrete financial information from one reportable segment, as our resources and infrastructure are shared and our go to market strategy have evolved with our Equipment Value Management (“EVM”) strategy. The current financial information is based upon the transformation of the business model that has occurred and the development of the new commercial framework – EVM.  EVM is an end-to-end approach to medical equipment management that helps hospitals recover cost and time that today are wasted through inefficient medical equipment processes.  EVM integrates customers supply chain, patient care and clinical engineering teams, connecting these siloed groups to streamline processes to improve stakeholder productivity and satisfaction while optimizing equipment utilization and lowering the total cost of ownership.  EVM provides the customer with the equipment they need, when they need it, with the assets serviced to the highest quality standards in the industry. EVM combines the capabilities of all service offerings.  The EVM solution links all of our service offerings at UHS. The Company has a similar compliment of services, type of customer for the Company’s services, method of distribution for the Company’s services and the regulatory environment is similar across the United States. Accordingly, we concluded that we operate as one reporting segment.  Finally, the Company analyzed its goodwill for potential impairment before and after the change in segments and concluded that there was no impairment.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Universal Hospital Services, Inc and its 100%-owned subsidiaries, UHS Surgical Services, Inc. (“Surgical Services” or “SS”) and Radiographic Equipment Services, Inc. (“RES”). In addition, in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), we have accounted for our equity investments in entities in which we are the primary beneficiary under the full consolidation method. All significant intercompany transactions and balances have been eliminated through consolidation. As the primary beneficiary, we consolidate the limited liability companies (“LLCs”) referred to in Note 11, Limited Liability Companies, as we effectively receive the majority of the benefits from such entities and we provide equipment lease guarantees for such entities.

2.Recent Accounting Pronouncements

Standards Adopted

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaced most existing revenue recognition guidance in GAAP when it became effective. The new standard is effective beginning after December 15, 2017 and interim periods within those years as stated in ASU 2015-14. The standard permits the use of either the full retrospective or cumulative effect (modified retrospective) transition method. We adopted this guidance on January 1, 2018 and selected the cumulative effect transition method.

We have performed a review of the requirements of the new guidance, codified by FASB in ASC Topic 606, and have applied the five-step model of the new standard to our contracts and have compared the results to our previous accounting practices under ASC Topic 605. Based on this analysis, the new standard did not have a material impact on the results of operations or cash flows of the Company. However, amendments to ASC Topic 340, Other Assets and Deferred Costs, require the capitalization of costs to obtain and fulfill customer contracts, which were previously expensed as incurred. The assets recognized for the costs to obtain and/or fulfill a contract will be amortized on a systematic basis that is consistent with the transfer of the services to which the asset relates. Accordingly, $6.2 million of prior year costs were capitalized as an asset upon adoption of this standard (effective January 1, 2018) and are being amortized over a period of five years.

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

In March 2017, the FASB issued ASU No. 2017-07 Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-01”). ASU 2017-07 requires that a company present service cost separately from the other components of the net benefit cost.  This ASU became effective for annual and interim periods for fiscal years beginning after December 15, 2017. We adopted ASU 2017-07 on January 1, 2018 and retrospectively applied this ASU to all periods presented. As a result, $0.2 and $0.4 million of pension costs were reclassified from selling, general and administrative to interest expense for the three and six months ended June 30, 2017.

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

Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02 on Leases (ASC Topic 842) (“ASU 2016-02”). ASU 2016-02 was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liability on the balance sheet and disclosing key information about leasing arrangements. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted. We have completed our internal evaluation and believe the adoption of this standard will have a material impact on our consolidated balance sheets.

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

In March 2018, the FASB issued ASU No. 2018-05 Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”). ASU 2018-05 adds various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118. See Note 12, Income Taxes.

In June 2018, the FASB issued ASU No. 2018-07 Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718 to include share based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted but no earlier than an entity’s adoption date of Topic 606. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

3.Revenue Recognition

The Company adopted ASU 2014-09, Revenue from Contracts with Customers, effective January 1, 2018, herein referred as ASC Topic 606. ASC Topic 606 is a comprehensive new revenue recognition model that requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. The Company adopted ASU 2014-09 using the cumulative effect (also known as the modified retrospective) method by recognizing the cumulative effect of initially applying the ASU as an adjustment to the opening balance of Accumulated Deficit at January 1, 2018. Therefore, the comparative information for the second quarter and six months ended June 30, 2017 has not been adjusted and continues to be reported under the previous accounting standards (ASC Topic 605). The details of the changes to our accounting policies and the quantitative impact of the changes are set out below.

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

In the following table, revenue is disaggregated by major service type.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Equipment Solutions	$62,992	$58,038	$125,434	$118,695
Clinical Engineering	39,303	34,413	79,048	67,754
On-Site Managed Services	38,412	35,759	78,580	72,414
	$140,707	$128,210	$283,062	$258,863

Concurrent with the adoption of Topic 606 on January 1, 2018, the Company also adopted amendments to ASC Topic 340, Other Assets and Deferred Costs, which requires the costs to obtain and fulfill customer contracts to be capitalized, which were previously expensed as incurred. The Company incurs costs related to obtaining new contracts. Management expects those costs attributable to new revenue production are recoverable and therefore the Company capitalized them as contract costs in accordance with ASC Topic 340 and is amortizing them over the anticipated period of the new revenue production.

The Company capitalized the estimated costs to obtain a contract in the amount of $6.2 million at January 1, 2018 with a corresponding adjustment to accumulated deficit for the “Impact of Change in Accounting Policy”.  The Contract Asset included in other long-term assets in the Consolidated Balance Sheet at June 30, 2018 is $7.1 million.  Capitalized costs are amortized over the expected life of the related contracts which is estimated to be five years. Amortization is computed on a straight-line basis which coincides with the predominant expected life of the underlying contracts. Amortization costs are reflected in selling, general and administrative expenses. The amount of amortization was $0.5 and $0.9 million for the three and six months ended June 30, 2018, respectively There was no impairment loss in relation to the costs capitalized during the three and six months ended June 30, 2018.

4.Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 are summarized in the following table by type of inputs applicable to the fair value measurements:

	Fair Value at June 30, 2018				Fair Value at December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Contingent Consideration	$—	$—	$200	$200	$—	$—	$133	$133

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

During 2017, we recorded a contingent consideration liability, in the form of an earn-out payment, related to our December 6, 2017 acquisition in the total amount of $0.1 million. Additionally, $0.07 million of an earn-out liability was recorded during the quarter ended June 30, 2018. The contingent consideration is based on achieving certain revenue results. The fair value of the liability was estimated using a discounted cash flow approach with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement.  The significant inputs in the Level 3 measurement not supported by market activity included our assessments of expected future cash flows during the earn-out period related to the assets acquired, appropriately discounted considering the uncertainties associated with the obligation, and calculated based on estimated revenues in accordance with the terms of the agreement. There were no earn-out payments for the three and six months ended June 30, 2018.

The assumptions used in preparing the discounted cash flow analyses included estimates of interest rates and the timing and amount of incremental cash flows.

A reconciliation of the beginning and ending balance for the Level 3 measurement are as follows:

(in thousands)
Balance at December 31, 2017	$133
Addition	67
Balance at June 30, 2018	$200

Fair Value of Other Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts receivable, accounts payable, accrued liabilities and senior secured credit facility, approximates fair value due to their short maturities. The fair value of our outstanding Original Notes and Add-on Notes (each as defined in Note 8, Long-Term Debt) as of June 30, 2018 and December 31, 2017, based on the quoted market price for the same or similar issues of debt, which represents a Level 2 fair value measurement, is approximately:

	June 30, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value
Original Notes - 7.625% (1)	$422,397	$425,000	$421,772	$426,063
Add-on Notes - 7.625% (2)	223,588	220,000	224,338	220,550

(1) The carrying value of the Original Notes - 7.625% is net of unamortized deferred financing costs of $2.6 and $3.2 million as of June 30, 2018 and December 31, 2017, respectively.

(2) The carrying value of the Add-on  Notes - 7.625% is net of unamortized deferred financing costs of $1.1 and $1.3 million as of June 30, 2018 and December 31, 2017, respectively, and includes unamortized bond premium of $4.7 and $5.7 million as of June 30, 2018 and December 31, 2017, respectively.

5.Goodwill and Other Intangible Assets

Our reporting segment has a negative carrying amount at June 30, 2018 and December 31, 2017. There were no impairments recorded in the three months and six months ended June 30, 2018 and 2017.

Our other intangible assets as of June 30, 2018 and December 31, 2017 consist of the following:

	June 30, 2018				December 31, 2017
		Accumulated				Accumulated
(in thousands)	Cost	Amortization	Impairment	Net	Cost	Amortization	Impairment	Net
Finite-life intangibles
Customer relationship	$125,828	$(109,701)	$—	$16,127	$125,828	$(105,911)	$—	$19,917
Non-compete agreements	2,101	(1,383)	—	718	2,101	(1,197)	—	904
Total finite-life intangibles	127,929	(111,084)	—	16,845	127,929	(107,108)	—	20,821
Indefinite-life intangibles
Trade names	166,000	—	(34,900)	131,100	166,000	—	(34,900)	131,100
Total intangible assets	$293,929	$(111,084)	$(34,900)	$147,945	$293,929	$(107,108)	$(34,900)	$151,921

Total amortization expense related to intangible assets was $2.0 and $2.3 million for the three months ended June 30, 2018 and 2017, respectively, and $4.0 and $5.3 million for the six months ended June 30, 2018 and 2017, respectively.

The estimated future amortization expense for identifiable intangible assets during the remainder of 2018 and the next five years is as follows:

(in thousands)
Remainder of 2018	$3,619
2019	5,005
2020	2,765
2021	2,106
2022	1,376
2023	503

6.Deficit

The following tables represent changes in deficit that are attributable to our shareholder and noncontrolling interests for the six month periods ended June 30, 2018 and 2017.

			Accumulated
	Additional		Other
	Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
(in thousands)	Capital	Deficit	Loss	Interests	Deficit
Balance at December 31, 2017	$250,018	$(287,998)	$(6,638)	$240	$(44,378)
Impact of change in accounting policy	—	6,221	—	—	6,221
Net income	—	29,573	—	166	29,739
Other comprehensive income	—	—	424	—	424
Share-based compensation	1,507	—	—	—	1,507
Stock options exercised	285	—	—	—	285
Shares forfeited for taxes	(1,149)	—	—	—	(1,149)
Cash distributions to noncontrolling interests	—	—	—	(213)	(213)
Balance at June 30, 2018	$250,661	$(252,204)	$(6,214)	$193	$(7,564)

			Accumulated
	Additional		Other
	Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
(in thousands)	Capital	Deficit	Loss	Interests	Deficit
Balance at December 31, 2016	$244,986	$(296,826)	$(7,826)	$181	$(59,485)
Net (loss) income	—	(4,353)	—	170	(4,183)
Other comprehensive income	—	—	371	—	371
Contribution from Parent	1,900	—	—	—	1,900
Share-based compensation	1,551	—	—	—	1,551
Stock options exercised	29	—	—	—	29
Cash distributions to noncontrolling interests	—	—	—	(133)	(133)
Balance at June 30, 2017	$248,466	$(301,179)	$(7,455)	$218	$(59,950)

7.Share-Based Compensation

During the six months ended June 30, 2018, activity under the 2007 Stock Option Plan (the “2007 Stock Option Plan”), of UHS Holdco, Inc., our parent company (“Parent”), was as follows:

				Weighted
				average
		Weighted	Aggregate	remaining
	Number of	average	intrinsic	contractual
(in thousands, except exercise price and years)	options	exercise price	value	term (years)
Outstanding at December 31, 2017	37,673	$0.79	$40,875	6.8
Granted	715	1.87
Exercised	(398)	0.72	$459
Forfeited or expired	(264)	0.79
Outstanding at June 30, 2018	37,726	$0.81	$40,131	6.4
Exercisable at June 30, 2018	23,246	$0.75	$26,060	6.4
Remaining authorized options available for issue	5,317

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

We determine the fair value of stock options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as an expense on a straight-line basis over the options’ expected vesting periods. The following assumptions were used in determining the fair value of stock options granted during the six months ended June 30, 2018 and 2017 under the Black-Scholes model.

	Six Months Ended
	June 30,
	2018	2017
Risk-free interest rate	1.62%	1.62%
Expected volatility	29.0%	29.0%
Dividend yield	N/A	N/A
Expected option life (years)	4.60	4.62
Black-Scholes Value of options	$0.50	$0.32

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

At June 30, 2018, unearned non-cash share-based compensation that we expect to recognize as expense over a weighted average period of 1.6 years totals approximately $3.5 million, net of our estimated forfeiture rate of 2.0%. The expense could be accelerated upon the sale of Parent or the Company.

In April 2015, Parent granted the Company’s Chief Executive Officer 7.0 million restricted stock units which vest over four years. Total compensation expense related to this grant was $0.3 million and $0.3 million for the three months ended June 30, 2018 and 2017, respectively, and $0.6 million and $0.6 million for the six months ended June 30, 2018 and 2017, respectively.

Although Parent grants stock options and restricted stock units, the Company recognizes compensation cost, primarily included in Selling, General and Administrative expense, related to these options and units since the services are performed for its benefit.

On May 9, 2018, Parent adopted the 2018 Executive Management Stock Option Plan (the “2018 Plan”). Pursuant to the 2018 Plan, awards may be in the form of Non-Qualified Stock Options. The maximum number of shares for which options may be granted is 2,500,000 under the 2018 Plan. In the second quarter of 2018, 2,499,000 shares of common stock were issued to certain UHS executives, including Named Executive Officers other than the Chief Executive Officer pursuant to the 2018 Plan.

Options granted pursuant to the 2018 Plan have an exercise price of $0.71 per share and may only be exercised within 30 days after the signing of a binding agreement for the Company to undergo a Change in Control (as defined in the 2018 Plan) event.  No expense has been recorded for this plan in 2018.  Additionally, all awards of options granted pursuant to the 2018 Plan provide for a claw back of all proceeds received for such options in the event an award recipient voluntarily terminates his or her employment with the Company without Good Reason or has his or her employment terminated by the Company for Cause (as such terms are defined in the Company’s Executive Severance Pay Plan) within one year following a Change in Control of the Company.

8.Long-Term Debt

Long-term debt consists of the following:

	June 30,	December 31,
(in thousands)	2018	2017
Original Notes - 7.625% (1)	$422,397	$421,772
Add-on Notes - 7.625% (2)	223,588	224,338
Senior secured credit facility (3)	30,054	38,944
Capital lease obligations	16,839	18,054
	692,878	703,108
Less: Current portion of long-term debt	(5,214)	(5,043)
Total long-term debt	$687,664	$698,065

(1)	The carrying value of the Original Notes - 7.625% is net of unamortized deferred financing costs of $2.6 and $3.2 million as of June 30, 2018 and December 31, 2017, respectively.
(2)

The carrying value of the Add-on Notes - 7.625% is net of unamortized deferred financing costs of $1.1 and $1.3 million as of June 30, 2018 and December 31, 2017, respectively, and includes unamortized bond premium of $4.7 and $5.7 million as of June 30, 2018 and December 31, 2017, respectively.

(3)	The carrying value of the senior secured credit facility is net of unamortized deferred financing costs of $1.0 and $1.3 million as of June 30, 2018 and December 31, 2017, respectively.

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

As of June 30, 2018, we had $138.5 million of availability under the senior secured credit facility based on a borrowing base of $174.8 million less borrowings of $31.1 million and after giving effect to $5.3 million used for letters of credit.

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

At June 30, 2018, we had $31.1 million of borrowings outstanding of which $28.0 million was accruing interest at a rate of 4.1% and $3.1 million was accruing interest at a rate of 6.0%.

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

9.Commitments and Contingencies

The Company, in the ordinary course of business, is subject to liability claims related to employees and the equipment that it rents and services. Asserted claims are subject to many uncertainties and the outcome of individual matters is not predictable. Certain claims where the loss is probable, a provision is recorded based on the Company’s best estimate. While the ultimate resolution of these actions may have an impact on the Company’s financial results for a particular reporting period, management believes that any such resolution would not have a material adverse effect on the financial position, results of operations or cash flows of the Company and the chance of a negative outcome on outstanding litigation is considered remote.

On January 13, 2015, the Company filed suit in the Western District of Texas against Hill-Rom Holdings, Inc., Hill-Rom Company, Inc. and Hill-Rom Services, Inc. (the “Defendants”). On March 7, 2018, the Company entered into a confidential settlement agreement resolving all disputes and legal claims of the parties associated with the suit filed by the Company against the Defendants. In consideration for this release, terms of the confidential settlement agreement called for the Company to receive legal title to certain medical equipment of the Defendants as specified in the agreement on May 1, 2018. The Company recorded a gain on legal settlement of approximately $23.5 million during the second quarter of 2018 based on the fair value of the assets received, measured using inputs of replacement cost and market data, which are considered a Level 3 fair value measurement. The gain did not result in a discrete tax charge during the second quarter of 2018, as the expected tax expense from the gain was offset by the reduction of our valuation allowance.

10.Related Party Transactions

On May 31, 2007, we and affiliates of Irving Place Capital (together with its affiliates, “IPC”) entered into a professional services agreement pursuant to which IPC provides general advisory and management services to us with respect to financial and operating matters.  IPC is a principal owner of Parent, and each of Robert Juneja, Bret Bowerman and Keith Zadourian are members of our board of directors and are associated with IPC. The professional services agreement requires us to pay an annual fee for ongoing advisory and management services equal to the greater of $0.5 million or 0.75% of our Adjusted EBITDA (as defined in the professional services agreement) for the immediately preceding fiscal year, payable in quarterly installments. The professional services agreement provides that IPC will be reimbursed for its reasonable out-of-pocket expenses in connection with certain activities undertaken pursuant to the professional services agreement and will be indemnified for liabilities incurred in connection with its role under the professional services agreement, other than for liabilities resulting from its gross negligence or willful misconduct. The term of the professional services agreement commenced on May 31, 2007 and will remain in effect unless and until either party notifies the other of its desire to terminate, we are sold to a third-party purchaser or we consummate a qualified initial public offering, as defined in the professional services agreement. Total professional services fees incurred to IPC were $0.3 and $0.3 million for the three month periods ended June 30, 2018 and 2017, respectively, and $0.6 and $0.5 million for the six month periods ended June 30, 2018 and 2017, respectively.

In connection with the Restricted Stock Unit Award Agreement, dated as of April 13, 2015, between an officer and the Company, we entered into promissory note agreements with the officer dated April 13, 2016 for a total amount of $1.0 million, dated April 13, 2017 for a total amount of $0.9 million and dated April 13, 2018 for a total amount of $0.6 million which are included in other long-term assets in the Consolidated Balance Sheets. These note receivables bear annual interest at 1.45%-2.72%. The principal and accrued interest of these notes are due on the earliest of (i) the seventh anniversary of the date of this loan, (ii) any event with respect to borrower, which, in any such case of the loan were to remain outstanding on and after such date, would result in violation of Section 402 of the Sarbanes-Oxley Act of 2002, (iii) and certain events of default or (iv) a change in control. Interest income for these notes was $0.012 and $0.007 million for the three month periods ended June 30, 2018 and 2017, respectively, and $0.021 and $0.011 million for the six month periods ended June 30, 2018 and 2017, respectively.

11.Limited Liability Companies

We participate with others in the formation of LLCs in which the Company becomes a partner and shares the financial interest with the other investors. The Company is the primary beneficiary of these LLCs. These LLCs acquire certain medical equipment for use in their respective business activities, which generally focus on surgical procedures. The LLCs will acquire medical equipment for rental purposes under equipment financing leases. At June 30, 2018, the LLCs had approximately $0.8 million of total assets. The third party investors in each respective LLC generally provide the lease financing company with individual proportionate lease guarantees based on their respective ownership percentages in the LLCs. In addition, the Company will provide such financing companies with its corporate guarantee based on its respective ownership interest in each LLC. In certain instances, the Company has provided such financing companies with an overall corporate guarantee in connection with equipment financing transactions. In such instances, the individual investors in each respective LLC will generally indemnify us against losses, if any, incurred in connection with its corporate guarantee. Additionally, we provide operational and administrative support to the LLCs in which it is a partner. As of June 30, 2018, we held interests in four active LLCs.

In accordance with guidance issued by the FASB, we account for equity investments in LLCs (in which we are the primary beneficiary) under the full consolidation method whereby transactions between the Company and the LLCs have been eliminated through consolidation.

12.Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We evaluate the recoverability of our deferred tax assets by scheduling the expected reversals of deferred tax assets and liabilities in order to determine whether net operating loss carry forwards are recoverable prior to expiration and have established a valuation allowance in accordance with ASC Topic 740,  “Income Taxes”. The tax expense for the three and six months ended June 30, 2018 primarily relates to state income taxes and tax amortization of indefinite-life intangibles. The expected tax expense from operating income during the three and six months ended June 30, 2018 was offset by the reduction of our valuation allowance. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

In connection with our initial analysis of the impact of the Tax Cuts and Jobs Act, we recorded a provisional income tax benefit of approximately $18.3 million at December 31, 2017 for the revaluation of our net deferred tax liability. There were no changes recorded in the second quarter of 2018 to the provisional income tax benefit.

At June 30, 2018, the Company had available unused federal net operating loss carryforwards of approximately $171.8 million. The net operating loss carryforwards will expire at various dates from 2019 through 2038.

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

Universal Hospital Services, Inc. and Subsidiaries

Consolidating Balance Sheets

(in thousands, except share and per share  information)

(unaudited)

	June 30, 2018
	Parent	Subsidiary
	Issuer	Guarantors	Consolidating
	UHS	SS & RES	Adjustments	Consolidated
Assets
Current assets:
Cash	$(755)	$933	$—	$178
Accounts receivable, less allowance for doubtful accounts	81,424	12,980	—	94,404
Due from affiliates	27,138	—	(27,138)	—
Inventories	4,205	5,790	—	9,995
Other current assets	6,078	956	—	7,034
Total current assets	118,090	20,659	(27,138)	111,611
Property and equipment:
Medical equipment	589,813	67,503	—	657,316
Property and office equipment	95,671	12,888	—	108,559
Accumulated depreciation	(505,799)	(55,019)	—	(560,818)
Total property and equipment, net	179,685	25,372	—	205,057
Other long-term assets:
Goodwill	283,141	63,027	—	346,168
Investment in subsidiary	79,770	—	(79,770)	—
Other intangibles, net	134,985	12,960	—	147,945
Other	8,930	1,646	—	10,576
Total assets	$804,601	$123,664	$(106,908)	$821,357
Liabilities and (Deficit) Equity
Current liabilities:
Current portion of long-term debt	$3,554	$1,660	$—	$5,214
Due to affiliates	—	27,138	(27,138)	—
Accounts payable	21,185	6,243	—	27,428
Accrued compensation	21,439	3,692	—	25,131
Accrued interest	18,809	—	—	18,809
Other accrued expenses	17,327	894	—	18,221
Total current liabilities	82,314	39,627	(27,138)	94,803
Long-term debt, less current portion	684,507	3,157	—	687,664
Pension and other long-term liabilities	10,942	6	—	10,948
Deferred income taxes, net	34,580	926	—	35,506
Commitments and contingencies
(Deficit) Equity
Common stock	—	—	—	—
Additional paid-in capital	250,676	76,003	(76,018)	250,661
Accumulated deficit	(255,956)	3,752	—	(252,204)
Accumulated loss in subsidiary	3,752	—	(3,752)	—
Accumulated other comprehensive loss	(6,214)	—	—	(6,214)
Total Universal Hospital Services, Inc. and Subsidiaries (deficit) equity	(7,742)	79,755	(79,770)	(7,757)
Noncontrolling interest	—	193	—	193
Total (deficit) equity	(7,742)	79,948	(79,770)	(7,564)
Total liabilities and (deficit) equity	$804,601	$123,664	$(106,908)	$821,357

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

Universal Hospital Services, Inc. and Subsidiaries

Consolidating Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended June 30, 2018
	Parent	Subsidiary
	Issuer	Guarantors	Consolidating
	UHS	SS & RES	Adjustments	Consolidated
Revenues	$113,789	$26,918	$—	$140,707
Cost of revenues	72,901	17,633	—	90,534
Gross margin	40,888	9,285	—	50,173
Selling, general and administrative	27,857	6,885	—	34,742
Gain on legal settlement	(23,474)	—	—	(23,474)
Operating income	36,505	2,400	—	38,905
Equity in earnings of subsidiary	(1,310)	—	1,310	—
Interest expense	13,028	509	—	13,537
Income before income taxes and noncontrolling interest	24,787	1,891	(1,310)	25,368
(Benefit) provision for income taxes	(212)	581	—	369
Consolidated net income	24,999	1,310	(1,310)	24,999
Net income attributable to noncontrolling interest	—	81	—	81
Net income attributable to Universal Hospital Services, Inc. and Subsidiaries	$24,999	$1,229	$(1,310)	$24,918

Universal Hospital Services, Inc. and Subsidiaries

Consolidating Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended June 30, 2017
	Parent	Subsidiary
	Issuer	Guarantors	Consolidating
	UHS	SS & RES	Adjustments	Consolidated
Revenues	$104,786	$23,424	$—	$128,210
Cost of revenues	71,273	14,922	—	86,195
Gross margin	33,513	8,502	—	42,015
Selling, general and administrative	24,410	6,208	—	30,618
Operating income	9,103	2,294	—	11,397
Equity in earnings of subsidiary	(929)	—	929	—
Interest expense	12,781	634	—	13,415
(Loss) income before income taxes and noncontrolling interest	(2,749)	1,660	(929)	(2,018)
(Benefit) provision for income taxes	(456)	731	—	275
Consolidated net (loss) income	(2,293)	929	(929)	(2,293)
Net income attributable to noncontrolling interest	—	98	—	98
Net (loss) income attributable to Universal Hospital Services, Inc. and Subsidiaries	$(2,293)	$831	$(929)	$(2,391)

Universal Hospital Services, Inc. and Subsidiaries

Consolidating Statements of Operations

(in thousands)

(unaudited)

	Six Months Ended June 30, 2018
	Parent	Subsidiary
	Issuer	Guarantors	Consolidating
	UHS	SS & RES	Adjustments	Consolidated
Revenues	$230,986	$52,076	$—	$283,062
Cost of revenues	147,096	34,300		181,396
Gross margin	83,890	17,776	—	101,666
Selling, general and administrative	54,576	13,206	—	67,782
Gain on legal settlement	(23,474)	—	—	(23,474)
Operating income	52,788	4,570	—	57,358
Equity in earnings of subsidiary	(2,428)	—	2,428	—
Interest expense	25,920	1,068	—	26,988
Income before income taxes and noncontrolling interest	29,296	3,502	(2,428)	30,370
(Benefit) provision for income taxes	(443)	1,074	—	631
Consolidated net income	29,739	2,428	(2,428)	29,739
Net income attributable to noncontrolling interest	—	166	—	166
Net income attributable to Universal Hospital Services, Inc. and Subsidiaries	$29,739	$2,262	$(2,428)	$29,573

Universal Hospital Services, Inc. and Subsidiaries

Consolidating Statements of Operations

(in thousands)

(unaudited)

	Six Months Ended June 30, 2017
	Parent	Subsidiary
	Issuer	Guarantors	Consolidating
	UHS	SS & RES	Adjustments	Consolidated
Revenues	$212,735	$46,128	$	$258,863
Cost of revenues	141,188	29,892	—	171,080
Gross margin	71,547	16,236	—	87,783
Selling, general and administrative	51,947	12,628	—	64,575
Operating income	19,600	3,608	—	23,208
Equity in earnings of subsidiary	(1,342)	—	1,342	—
Interest expense	25,714	1,180	—	26,894
(Loss) income before income taxes and noncontrolling interest	(4,772)	2,428	(1,342)	(3,686)
(Benefit) provision for income taxes	(589)	1,086	—	497
Consolidated net (loss) income	(4,183)	1,342	(1,342)	(4,183)
Net income attributable to noncontrolling interest	—	170	—	170
Net (loss) income attributable to Universal Hospital Services, Inc. and Subsidiaries	$(4,183)	$1,172	$(1,342)	$(4,353)

Universal Hospital Services, Inc. and Subsidiaries

Consolidating Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended June 30, 2018				Six Months Ended June 30, 2018
	Parent	Subsidiary			Parent	Subsidiary
	Issuer	Guarantors	Consolidating		Issuer	Guarantors	Consolidating
	UHS	SS & RES	Adjustments	Consolidated	UHS	SS & RES	Adjustments	Consolidated
Consolidated net income	$24,999	$1,310	$(1,310)	$24,999	$29,739	$2,428	$(2,428)	$29,739
Other comprehensive income:
Gain on minimum pension liability, net of tax	214	—	—	214	424	—	—	424
Total other comprehensive income	214	—	—	214	424	—	—	424
Comprehensive income	25,213	1,310	(1,310)	25,213	30,163	2,428	(2,428)	30,163
Comprehensive income attributable to noncontrolling interest	—	81	—	81	—	166	—	166
Comprehensive income attributable to Universal Hospital Services, Inc. and Subsidiaries	$25,213	$1,229	$(1,310)	$25,132	$30,163	$2,262	$(2,428)	$29,997

	Three Months Ended June 30, 2017				Six Months Ended June 30, 2017
	Parent	Subsidiary			Parent	Subsidiary
	Issuer	Guarantors	Consolidating		Issuer	Guarantors	Consolidating
	UHS	SS & RES	Adjustments	Consolidated	UHS	Surgical Services	Adjustments	Consolidated
Consolidated net (loss) income	$(2,293)	$929	$(929)	$(2,293)	$(4,183)	$1,342	$(1,342)	$(4,183)
Other comprehensive income:
Gain on minimum pension liability, net of tax	192	—	—	192	371	—	—	371
Total other comprehensive income	192	—	—	192	371	—	—	371
Comprehensive (loss) income	(2,101)	929	(929)	(2,101)	(3,812)	1,342	(1,342)	(3,812)
Comprehensive income attributable to noncontrolling interest	—	98	—	98	—	170	—	170
Comprehensive (loss) income attributable to Universal Hospital Services, Inc. and Subsidiaries	$(2,101)	$831	$(929)	$(2,199)	$(3,812)	$1,172	$(1,342)	$(3,982)

Universal Hospital Services, Inc. and Subsidiaries

Consolidating Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30, 2018
	Parent	Subsidiary
	Issuer	Guarantors	Consolidating
	UHS	SS & RES	Adjustments	Consolidated
Cash flows from operating activities:
Consolidated net income	$29,739	$2,428	$(2,428)	$29,739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,795	4,850	—	33,645
Gain on legal settlement	(21,474)	—	—	(21,474)
Amortization of intangibles, contract costs, deferred financing costs and bond premium	2,505	2,508	—	5,013
Equity in earnings of subsidiary	(2,428)	—	2,428	—
Provision for doubtful accounts	324	82	—	406
Provision for inventory obsolescence	144	175	—	319
Non-cash share-based compensation expense	1,256	251	—	1,507
Gain on sales and disposals of equipment	(1,025)	(25)	—	(1,050)
Deferred income taxes	454	(290)	—	164
Interest on note receivable	(21)	—	—	(21)
Changes in operating assets and liabilities:
Accounts receivable	(5,655)	482	—	(5,173)
Due from affiliates	4,703	—	(4,703)	—
Inventories	(549)	(5)	—	(554)
Other operating assets	129	(91)	—	38
Accounts payable	(1,962)	2,171	—	209
Other operating liabilities	2,701	356	—	3,057
Net cash provided by operating activities	37,636	12,892	(4,703)	45,825
Cash flows from investing activities:
Medical equipment purchases	(17,872)	(5,401)	—	(23,273)
Property and office equipment purchases	(4,205)	(111)	—	(4,316)
Proceeds from disposition of property and equipment	1,654	159	—	1,813
Issuance of note receivable from officer	(581)	—	—	(581)
Net cash used in investing activities	(21,004)	(5,353)	—	(26,357)
Cash flows from financing activities:
Proceeds under senior secured credit facility	104,448	—	—	104,448
Payments under senior secured credit facility	(113,598)	—	—	(113,598)
Payments of principal under capital lease obligations	(2,028)	(1,044)	—	(3,072)
Holdback payment related to acquisition	—	(624)	—	(624)
Distributions to noncontrolling interests	—	(213)	—	(213)
Proceeds from exercise of parent company stock options	285	—	—	285
Shares forfeited for taxes	(1,149)	—	—	(1,149)
Due to affiliates	—	(4,703)	4,703	—
Change in book overdrafts	(5,345)	(22)	—	(5,367)
Net cash used in financing activities	(17,387)	(6,606)	4,703	(19,290)
Net change in cash and cash equivalents	(755)	933	—	178
Cash and cash equivalents at the beginning of period	—	—	—	—
Cash and cash equivalents at the end of period	$(755)	$933	$—	$178

Universal Hospital Services, Inc. and Subsidiaries

Consolidating Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30, 2017
	Parent	Subsidiary
	Issuer	Guarantors	Consolidating
	UHS	SS & RES	Adjustments	Consolidated
Cash flows from operating activities:
Consolidated net (loss) income	$(4,183)	$1,342	$(1,342)	$(4,183)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	31,538	4,126	—	35,664
Amortization of intangibles, deferred financing costs and bond premium	2,929	2,531	—	5,460
Equity in earnings of subsidiary	(1,342)	—	1,342	—
Provision for doubtful accounts	85	(12)	—	73
Provision for inventory obsolescence	(10)	132	—	122
Non-cash share-based compensation expense	1,305	246	—	1,551
Gain on sales and disposals of equipment	(992)	(54)	—	(1,046)
Deferred income taxes	788	(584)	—	204
Interest on note receivable	(11)	—	—	(11)
Changes in operating assets and liabilities:
Accounts receivable	(466)	624	—	158
Due from affiliates	(5,731)	—	5,731	—
Inventories	14	481	—	495
Other operating assets	(134)	(280)	—	(414)
Accounts payable	(2,435)	(1,204)	—	(3,639)
Other operating liabilities	(2,430)	(951)	—	(3,381)
Net cash provided by operating activities	18,925	6,397	5,731	31,053
Cash flows from investing activities:
Medical equipment purchases	(19,105)	(5,191)	—	(24,296)
Property and office equipment purchases	(3,206)	(103)	—	(3,309)
Proceeds from disposition of property and equipment	2,010	81	—	2,091
Issuance of note receivable from officer	(936)	—	—	(936)
Acquisition and refund of escrow	3,691	(5,614)	—	(1,923)
Net cash used in investing activities	(17,546)	(10,827)	—	(28,373)
Cash flows from financing activities:
Proceeds under senior secured credit facility	83,200	—	—	83,200
Payments under senior secured credit facility	(79,692)	—	—	(79,692)
Payments of principal under capital lease obligations	(2,623)	(796)	—	(3,419)
Distributions to noncontrolling interests	—	(133)	—	(133)
Proceeds from exercise of parent company stock options	29	—	—	29
Contribution from Parent	1,900	—		1,900
Due to affiliates	—	5,731	(5,731)	—
Change in book overdrafts	(4,193)	(372)	—	(4,565)
Net cash (used in) provided by financing activities	(1,379)	4,430	(5,731)	(2,680)
Net change in cash and cash equivalents	—	—	—	—
Cash and cash equivalents at the beginning of period	—	—	—	—
Cash and cash equivalents at the end of period	$—	$—	$—	$—

14.Concentration

One customer, Memorial Hermann Health System, accounted for approximately 13% and 15% of total revenue for the six months ended June 30, 2018 and 2017, respectively. The Company is operating under multi-year agreements with customary terms and conditions with this customer.

15.Subsequent Events

On August 9, 2018, we and IPC entered into a Second Amended and Restated Professional Services Agreement (the “Amended PSA”).  Pursuant to the Amended PSA, in addition to the services previously provided under the original agreement, IPC will provide services related to a possible transaction resulting in a qualified public offering or change of control and will receive a fee of $10 million payable upon the consummation of such transaction.  The Amended PSA also removes the acceleration of the advisory fee in the event of a sale of the Company or qualified public offering.  Additionally, the Amended PSA amends the agreement to terminate on the earliest of (a) consummation of a qualified public offering, (b) consummation of a change in control and (c) the tenth anniversary of the date of the Amended PSA, provided, however, that if no qualified public offering or change of control has been consummated prior to such tenth anniversary, the Amended PSA will automatically extend on a year to year basis until either party provides written notice of its desire to terminate the Amended PSA or at such time as a qualified public offering or change of control has been consummated.  The Amended PSA is attached as Exhibit 10.1 and incorporated herein by reference.

On August 9, 2018, the board of directors of the Parent approved and adopted an amendment to the 2018 Executive Management Stock Option Plan, dated May 9, 2018 (the “2018 Plan”) (a copy of which has been filed as Exhibit 10.1 on our Form 10-Q with the SEC on May 14, 2018) to confirm that any options granted under the 2018 Plan will only be exercisable upon a Change of Control of Parent (“Plan Amendment”). A copy of the Plan Amendment is filed with this Form 10-Q as Exhibit 10.2.

On August 13, 2018, Parent and Federal Street Acquisition Corp. (“FSAC”) entered into a definitive Merger Agreement.

For further information on the proposed Merger Agreement, please refer to our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) on August 13, 2018.

The transaction is expected to close in the fourth quarter of calendar year 2018 and is subject to customary and other closing conditions, including regulatory approvals and FSAC stockholder approval.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the accompanying consolidated financial statements and notes.

BUSINESS OVERVIEW

Our Company

Universal Hospital Services, Inc. and Subsidiaries (“we”, “our”, “us”, the “Company”, or “UHS”) is a leading nationwide provider of end-to-end health care technology management and service solutions to the United States health care industry. We provide our customers access to high quality health care technology and implement comprehensive medical equipment management and service solutions to reduce capital and operating expenses, increase medical equipment and staff productivity and support improved patient safety and outcomes.

Universal Hospital Services, Inc. commenced operations in 1939, originally incorporated in Minnesota in 1954 and reincorporated in Delaware in 2001. All of our outstanding capital stock is owned by UHS Holdco, Inc. (“Parent”), which acquired the Company in a recapitalization in May 2007.  Parent is controlled by affiliates of Irving Place Capital (together with its affiliates, “IPC”).

As of June 30, 2018, we owned or managed more than 800,000 units of medical equipment consisting of over 350,000 units of owned medical equipment and over 450,000 units of customer-owned equipment. Our diverse customer base includes approximately 7,000 active national, regional and local acute care hospitals and alternate site providers (such as long-term acute care hospitals, skilled nursing facilities, surgery centers, specialty hospitals and home care providers). We also have relationships with more than 200 medical device manufacturers, many of the nation’s largest group purchasing organizations (“GPOs”) and many health system integrated delivery networks (“IDNs”).  We deliver our solutions through our nationwide network of 86 service centers and five Centers of Excellence. Our fees are paid directly by our customers rather than by direct reimbursement from third-party payors, such as private insurers, Medicare or Medicaid.

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

Current year presentation of one reporting segment resulted in disaggregated revenue categories of Equipment Solutions which includes supplemental and peak needs usage solutions, surgical services on-demand and scheduled usage,solutions, specialty medical equipment sale, distribution and disposable sales, clinical engineering capital sales and surgical disposable only sales.  Clinical Engineering includes supplemental maintenance, repair and remediation solutions, on-site biomed services, health care technology solutions and federal governmental services.  On-site Managed Services includes 360 On-site managed solutions and surgical services on-site solutions for hospital and multi-facility health systems.

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

Clinical Engineering consists of supplemental maintenance, repair and remediation solutions, health care technology solutions and the federal government services.  We offer a broad range of inspection, preventive maintenance, repair, logistic and consulting services through our team of more than 400 technicians and professionals located throughout the United States in our nationwide network of service centers.  We managed more than 400,000 units of customer owned equipment as of June 30, 2018.

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

RESULTS OF OPERATIONS

The following discussion addresses:

•	our financial condition as of June 30, 2018; and
•	the results of operations for the three-month and six-month periods ended June 30, 2018 and 2017.

This discussion should be read in conjunction with the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in our 2017 Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

The following table provides information on the percentages of certain items of selected financial data compared to total revenues for the three-month and six-month periods ended June 30, 2018 and 2017.  As previously discussed in this Report, revenues, cost of revenues and selling, general and administrative expense for the first six months of 2018 were determined in accordance with ASC Topic 606, while comparative results for the first six months of 2017 were determined in accordance with ASC Topic 605. There are no differences for revenues and cost of revenues between ASC Topic 606 and the previous standard ASC Topic 605. For selling, general and administrative expense, the Company is now capitalizing certain contract costs that were previously expensed. See Note 3, Revenue Recognition, for discussion regarding contract costs.

	Percent to Total Revenues		Percent to Total Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	64.3	67.2	64.1	66.1
Gross margin	35.7	32.8	35.9	33.9
Selling, general and administrative	24.7	23.8	23.9	24.9
Gain on legal settlement	(16.7)	—	(8.3)	—
Operating income	27.7	9.0	20.3	9.0
Interest expense	9.6	10.5	9.5	10.4
Income (loss) before income taxes and noncontrolling interest	18.1	(1.5)	10.8	(1.4)
Provision for income taxes	0.3	0.2	0.2	0.2
Consolidated net income (loss)	17.8%	(1.7)%	10.6%	(1.6)%

Consolidated Results of Operations for the three months ended June 30, 2018 compared to the three months ended June 30, 2017

Total Revenue

The following table presents revenues by major service type for the three months ended June 30, 2018 and 2017 (in thousands).

	Three Months Ended
	June 30,
	2018	2017	% Change
Equipment Solutions	$62,992	$58,038	8.5%
Clinical Engineering	39,303	34,413	14.2
On-Site Managed Services	38,412	35,759	7.4
Total Revenue	$140,707	$128,210	9.7%

Total revenue for the three months ended June 30, 2018 was $140.7 million, compared to $128.2 million for the three months ended June 30, 2017, an increase of $12.5 million or 9.7%.  Equipment Solutions revenue increased 8.5% primarily driven by new customer contracts signed and implemented in the second quarter of 2018. These new contract signings include our traditional supplemental rental services as well as our surgical solutions.  Clinical Engineering revenue increased 14.2% as we continue to see strong growth within this solution as a direct result of our continued success in signing and implementing new business contracts over the last few quarters, including the sizeable contract we disclosed in the third quarter of 2017.  Finally, our On-site Managed Services revenue increased 7.4% with the majority of growth coming from our managed only solution where we manage equipment owned by the customer.

Cost of Revenue

Total cost of revenue for the three months ended June 30, 2018 was $90.5 million compared to $86.2 million for the three months ended June 30, 2017, an increase of $4.3 million or 5.0%.  On a percentage of revenue basis, cost of revenue declined from 67.2% of revenue in 2017 to 64.3% in 2018.  The decline was driven primarily from revenue growth as we were able to leverage our fixed cost infrastructure resulting in our expenses growing at a lower rate than revenue growth.  In addition, as we continue to reduce our capital expenditures as a percentage of revenue, our depreciation expense declined in 2018 versus the comparable period in 2017.  We continue to make necessary investments to support the growth in our Clinical Engineering solutions and technician labor and vendor expenses increased primarily to support our new clinical engineering programs.

Gross Margin

Total gross margin for the three months ended June 30, 2018 was $50.2 million, or 35.7% of total revenues, compared to $42.0 million, or 32.8% of total revenues, for the three months ended June 30, 2017, an increase of $8.2 million or 19.5%.  The increase in gross margin as a percent of revenue for the quarter was primarily impacted by positive leverage from volume growth in our three major service types as well as from a  reduction in depreciation expense as a result of our continued efforts to lower the level of capital expenditures as a percentage of revenue as we shift the mix of business to a lower capital intensity.

Selling, General and Administrative, Gain on Legal Settlement and Interest Expense

(in thousands)

	Three Months Ended
	June 30,
	2018	2017	Change	% Change
Selling, general and administrative	$34,742	$30,618	$4,124	13.5%
Gain on legal settlement	(23,474)	—	(23,474)	*
Interest expense	13,537	13,415	122	0.9

Selling, General and Administrative

Selling, general and administrative expense increased $4.1 million, or 13.5%, to $34.7 million for the second quarter of 2018 as compared to the same period of 2017. Selling, general and administrative expense as a percentage of total revenue was 24.7% and 23.8% for the quarters ended June 30, 2018 and 2017, respectively. The increase of $4.1 million and as a percentage of revenue was primarily due to higher incentive related costs based upon the Company’s financial performance for 2018.

Gain on Legal Settlement

Gain on legal settlement of $23.5 million for the second quarter of 2018 was related to a litigation settlement with Hill Rom. See Note 9, Commitments and Contingencies.

Interest Expense

Interest expense increased $0.1 million to $13.5 million for the second quarter of 2018 as compared to the same period of 2017.

Income Taxes

Income taxes were an expense of $0.4 and $0.3 million for the three months ended June 30, 2018 and 2017, respectively. The tax expense for the three months ended June 30, 2018 and 2017 primarily related to state minimum fees and tax amortization of indefinite-life intangibles. The expected tax expense from operating income during the three months ended June 30, 2018 was offset by the reduction of our valuation allowance. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable. See Note 12, Income Taxes.

Consolidated Net Income

Consolidated net income increased $27.3 million to $25.0 million in the second quarter of 2018 as compared to the same period of 2017.  Net income was impacted primarily by the increase in revenues and gain on legal settlement during the second quarter of 2018.

Consolidated Results of Operations for the six months ended June 30, 2018 compared to the six months ended June 30, 2017

Total Revenue

The following table presents revenues by major service type for the six months ended June 30, 2018 and 2017 (in thousands).

	Six Months Ended
	June 30,
	2018	2017	% Change
Equipment Solutions	$125,434	$118,695	5.7%
Clinical Engineering	79,048	67,754	16.7
On-Site Managed Services	78,580	72,414	8.5
Total Revenue	$283,062	$258,863	9.3%

Total revenue for the six months ended June 30, 2018 was $283.1 million, compared to $258.9 million for the six months ended June 30, 2017, an increase of $24.2 million or 9.3%.  Equipment Solutions revenue increased 5.7% primarily driven by new customer contracts signed and implemented in the second quarter of 2018 and a favorable impact from a stronger flu season. These new contract signings include our traditional supplemental rental services as well as our surgical solutions.  Clinical Engineering revenue increased 16.7% as we continue to see strong growth within this solution as a direct result of our continued success in signing and implementing new business contracts over the last few quarters, including the sizeable contract we disclosed in the third quarter of 2017.  Finally, our On-site Managed Services increased 8.5% with the majority of growth coming from our managed only solution where we manage equipment owned by the customer as well as a favorable impact from a stronger flu season.

Cost of Revenue

Total cost of revenue for the six months ended June 30, 2018 was $181.4 million compared to $171.1 million for the six months ended June 30, 2017, an increase of $10.3 million or 6.0%.  On a percentage of revenue basis, cost of revenue declined from 66.1% of revenue in 2017 to 64.1% in 2018.  The decline was driven primarily from revenue growth as we were able to leverage our fixed cost infrastructure resulting in our expenses growing at a lower rate than revenue growth.  In addition, as we continue to reduce our capital expenditures as a percentage of revenue, our depreciation expense declined in 2018 versus the comparable period in 2017.  We continue to make necessary investments to support the growth in our Clinical Engineering solutions and technician labor and vendor expenses increased primarily to support our new clinical engineering programs.

Gross Margin

Total gross margin for the six months ended June 30, 2018 was $101.7 million, or 35.9% of total revenues, compared to $87.8 million, or 33.9% of total revenues, for the six months ended June 30, 2017, an increase of $13.9 million or 15.8%.  The increase in gross margin as a percent of revenue for the quarter was primarily impacted by positive leverage from volume growth in our three major service types as well as from a reduction in depreciation expense as a result of our continued efforts to lower the level of capital expenditures as a percentage of revenue as we shift the mix of business to a lower capital intensity.

Selling, General and Administrative, Gain on Legal Settlement and Interest Expense

(in thousands)

	Six Months Ended
	June 30,
	2018	2017	Change	% Change
Selling, general and administrative	$67,782	$64,575	$3,207	5.0%
Gain on legal settlement	(23,474)	—	(23,474)	*
Interest expense	26,988	26,894	94	0.3

*Not meaningful

Selling, General and Administrative

Selling, general and administrative expense increased $3.2 million, or 5.0%, to $67.8 million for the first six months of 2018 as compared to the same period of 2017. The increase of $3.2 million was primarily due to higher incentive related costs based upon the Company’s actual/forecasted financial performance for 2018. Selling, general and administrative expense as a percentage of total revenue was 23.9% and 24.9% for the six months ended June 30, 2018 and 2017, respectively.

Gain on Legal Settlement

Gain on legal settlement of $23.5 million for the first six months of 2017 was related to a  litigation settlement with Hill Rom. See Note 9, Commitments and Contingencies.

Interest Expense

Interest expense increased $0.1 million to $27.0 million for the first six months of 2018 as compared to the same period of 2017.

Income Taxes

Income taxes were an expense of $0.6 and $0.5 million for the six months ended June 30, 2018 and 2017, respectively. The tax expense for the six months ended June 30, 2018 and 2017 primarily related to state minimum fees and tax amortization of indefinite-life intangibles. The expected tax expense from operating income during the six months ended June 30, 2018 was offset by the reduction of our valuation allowance. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable. See Note 12, Income Taxes.

Consolidated Net Income

Consolidated net income increased $33.9 million to $29.7 million in the first six months of 2018 as compared to the same period of 2017.  Net income was impacted primarily by the increase in revenues and gain on legal settlement.

Adjusted EBITDA

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) was $77.2 and $69.1 million for the six months ended June 30, 2018 and 2017, respectively.  Adjusted EBITDA for the six months ended June 30, 2018 was higher primarily due to the increase in revenue.

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

	Six Months Ended
	June 30,
(in thousands)	2018	2017
Net income (loss) attributable to Universal Hospital Services, Inc. and Subsidiaries	$29,573	$(4,353)
Interest expense	26,988	26,894
Provision for income taxes	631	497
Depreciation and amortization of intangibles and contract costs	38,523	40,927
EBITDA	95,715	63,965
Gain on legal settlement	(23,474)	—
Non-cash share-based compensation expense	1,507	1,551
Management, board and other	3,500	3,608
Adjusted EBITDA	$77,248	$69,124

Other Financial Data:
Net cash provided by operating activities	$45,825	$31,053
Net cash used in investing activities	(26,357)	(28,373)
Net cash used in financing activities	(19,290)	(2,680)

Other Operating Data (as of end of period):
Medical equipment (approximate number of owned outsourcing units)	252,000	242,000
District service centers	86	86
Centers of Excellence	5	5

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

Net cash provided by operating activities was $45.8 and $31.1 million for the six months ended June 30, 2018 and 2017, respectively. The increase in net cash provided by operating activities was primarily due to higher earnings, higher incentive accrual and the timing of accounts payable payments in the first six months of 2018 compared to the same period in 2017

Net cash used in investing activities was $26.4 and $28.4 million for the six months ended June 30, 2018 and 2017, respectively. The decrease in  net cash used in investing activities was primarily due to a previous year acquisition.

Net cash used in financing activities was $19.3 and $2.7 million for the six months ended June 30, 2018 and 2017, respectively.  The increase in net cash used in financing activities was primarily due to higher payments on our senior secured credit facility.

Based on the level of operating performance expected in 2018, we believe our cash from operations and additional borrowings under our senior secured credit facility will meet our liquidity needs for the foreseeable future, exclusive of any borrowings that we may make to finance potential acquisitions.  However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could be adversely affected.  As of June 30, 2018, we had $138.5 million of availability under the senior secured credit facility based on a borrowing base of $174.8 million less borrowings of $31.1 million and after giving effect to $5.3 million used for letters of credit.  As of June 30, 2017, we had $110.5 million of availability under the senior secured credit facility based on a borrowing base of $164.6 million less borrowings of $49.2 million and after giving effect to $4.9 million used for letters of credit.

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

Interest Rates

We use both fixed and variable rate debt as sources of financing.  At June 30, 2018, we had approximately $697.6 million of total debt outstanding before netting with deferred financing costs, of which $31.1 million was bearing interest at variable rates. Based on variable debt levels at June 30, 2018, a 1.0 percentage point change in interest rates on variable rate debt would have resulted in annual interest expense fluctuating by approximately $0.3 million.

Fuel Costs

We are also exposed to market risks related to changes in the price of gasoline used to fuel our fleet of delivery and sales vehicles.  A hypothetical 10% increase in the first six months of 2018 average price of unleaded gasoline, assuming gasoline usage levels for the six months ended June 30, 2018, would lead to an annual increase in fuel costs of approximately $0.4 million.

Pension

Our pension plan assets, which were approximately $22.2 million at December 31, 2017, are subject to volatility that can be caused by fluctuations in general economic conditions. Continued market volatility and disruption could cause declines in asset values, and if this occurs, we may need to make additional pension plan contributions and our pension expense in future years may increase. A hypothetical 10% decrease in the fair value of plan assets at December 31, 2017 would lead to a decrease in the funded status of the plan of approximately $2.2 million.

Other Market Risk

As of June 30, 2018, we have no other material exposure to market risk.

Item 4.  Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.

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

PART II - OTHER INFORMATION

Item 1.Legal Proceedings

The Company, in the ordinary course of business, is subject to liability claims related to employees and the equipment that it rents and services. Asserted claims are subject to many uncertainties and the outcome of individual matters is not predictable. While the ultimate resolution of these actions may have an impact on the Company’s financial results for a particular reporting period, management believes that any such resolution would not have a material adverse effect on the financial position, results of operations or cash flows of the Company and the chance of a negative outcome on outstanding litigation is considered remote. See the additional information in Item 1 of Part I, Note 9, Commitments and Contingencies.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Defaults upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

On August 9, 2018, we and IPC entered into a Second Amended and Restated Professional Services Agreement (the “Amended PSA”).  Pursuant to the Amended PSA, in addition to the services previously provided under the original agreement, IPC will provide services related to a possible transaction resulting in a qualified public offering or change of control and will receive a fee of $10,000,000 payable upon the consummation of such transaction.  The Amended PSA also removes the acceleration of the advisory fee in the event of a sale of the Company or qualified public offering.  Additionally, the Amended PSA amends the agreement to terminate on the earliest of (a) consummation of a qualified public offering, (b) consummation of a change in control and (c) the tenth anniversary of the date of the Amended PSA, provided, however, that if no qualified public offering or change of control has been consummated prior to such tenth anniversary, the Amended PSA will automatically extend on a year to year basis until either party provides written notice of its desire to terminate the Amended PSA or at such time as a qualified public offering or change of control has been consummated.  The Amended PSA is attached as Exhibit 10.1 and incorporated herein by reference.

On August 9, 2018, the board of directors of the Parent approved and adopted an amendment to the 2018 Executive Management Stock Option Plan, dated May 9, 2018 (the “2018 Plan”) (a copy of which has been filed as Exhibit 10.1 on our Form 10-Q with the SEC on May 14, 2018) to confirm that any options granted under the 2018 Plan will only be exercisable upon a Change of Control of Parent (“Plan Amendment”). A copy of the Plan Amendment is filed with this Form 10-Q as Exhibit 10.2.

Item 6.Exhibits

Number	Description

10.1	Second Amended and Restated Professional Services Agreement dated August 9, 2018 between Irving Place Capital Management, L.P. and Universal Hospital Services, Inc.
10.2	Amendment No. 1 to the Executive Management Stock Option Plan dated August 9, 2018.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101

Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2018, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

* Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 13, 2018

Universal Hospital Services, Inc.

By	/s/ Thomas J. Leonard
Thomas J. Leonard
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

By	/s/ James B. Pekarek
James B. Pekarek
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)