Form 10-Q
period 2018-09-30
UNIVERSAL HOSPITAL SERVICES INC
filed 2018-11-06
CIK 886171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2018

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 000-20086

UNIVERSAL HOSPITAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0760940
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6625 West 78th Street, Suite 300

Minneapolis, Minnesota 55439-2604

(Address of principal executive offices, including zip code)

(952) 893-3200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Number of shares of common stock outstanding as of November 6, 2018:  1,000

Universal Hospital Services, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements — Unaudited

Universal Hospital Services, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share information)

(unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts of $1,225 at September 30, 2018 and $1,234 at December 31, 2017	$97,166	$89,637
Inventories	11,257	9,760
Other current assets	6,928	6,836
Total current assets	115,351	106,233
Property and equipment:
Medical equipment	666,494	629,193
Property and office equipment	113,600	105,341
Accumulated depreciation	(572,400)	(536,520)
Total property and equipment, net	207,694	198,014
Other long-term assets:
Goodwill	346,168	346,168
Other intangibles, net	146,136	151,921
Other	10,789	3,109
Total assets	$826,138	$805,445
Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$5,766	$5,043
Book overdrafts	1,564	5,367
Accounts payable	33,478	36,689
Accrued compensation	26,255	21,498
Accrued interest	6,406	18,671
Other accrued expenses	19,971	17,763
Total current liabilities	93,440	105,031
Long-term debt, less current portion	691,651	698,065
Pension and other long-term liabilities	10,726	11,385
Deferred income taxes, net	35,581	35,342
Commitments and contingencies (Note 9)
Deficit
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Additional paid-in capital	251,469	250,018
Accumulated deficit	(250,907)	(287,998)
Accumulated other comprehensive loss	(6,002)	(6,638)
Total Universal Hospital Services, Inc. and Subsidiaries deficit	(5,440)	(44,618)
Noncontrolling interest	180	240
Total deficit	(5,260)	(44,378)
Total liabilities and deficit	$826,138	$805,445

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	$138,113	$123,772	$421,175	$382,633
Cost of revenue	91,925	84,408	273,322	255,497
Gross margin	46,188	39,364	147,853	127,136
Selling, general and administrative	34,359	28,604	102,138	93,172
Gain on legal settlement	(2,817)	—	(26,291)	—
Operating income	14,646	10,760	72,006	33,964
Interest expense	13,140	13,474	40,128	40,366
Income (loss) before income taxes and noncontrolling interest	1,506	(2,714)	31,878	(6,402)
Provision for income taxes	134	393	767	888
Consolidated net income (loss)	1,372	(3,107)	31,111	(7,290)
Net income attributable to noncontrolling interest	75	125	241	295
Net income (loss) attributable to Universal Hospital Services, Inc. and Subsidiaries	$1,297	$(3,232)	$30,870	$(7,585)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Consolidated net income (loss)	$1,372	$(3,107)	$31,111	$(7,290)
Other comprehensive income:
Gain on minimum pension liability, net of tax of $0	212	185	636	556
Total other comprehensive income	212	185	636	556
Comprehensive income (loss)	1,584	(2,922)	31,747	(6,734)
Comprehensive income attributable to noncontrolling interest	75	125	241	295
Comprehensive income (loss) attributable to Universal Hospital Services, Inc. and Subsidiaries	$1,509	$(3,047)	$31,506	$(7,029)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Universal Hospital Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Consolidated net income (loss)	$31,111	$(7,290)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	51,535	53,089
Gain on legal settlement	(23,391)	—
Amortization of intangibles, contract costs, deferred financing costs and bond premium	7,369	7,692
Provision for doubtful accounts	1,654	207
Provision for inventory obsolescence	(123)	322
Non-cash share-based compensation expense	2,260	2,336
Gain on sales and disposals of equipment	(1,906)	(1,769)
Deferred income taxes	239	325
Interest on note receivable	(34)	(20)
Changes in operating assets and liabilities:
Accounts receivable	(9,183)	(278)
Inventories	(1,374)	269
Other operating assets	202	147
Accounts payable	3,709	(2,259)
Other operating liabilities	(7,232)	(19,037)
Net cash provided by operating activities	54,836	33,734
Cash flows from investing activities:
Medical equipment purchases	(34,107)	(34,552)
Property and office equipment purchases	(5,575)	(4,722)
Proceeds from disposition of property and equipment	2,911	3,132
Issuance of note receivable from officer	(581)	(936)
Acquisition and refund of escrow	—	(1,896)
Net cash used in investing activities	(37,352)	(38,974)
Cash flows from financing activities:
Proceeds under senior secured credit facility	160,448	130,223
Payments under senior secured credit facility	(167,648)	(112,942)
Payments of principal under capital lease obligations	(4,747)	(4,915)
Holdback payment related to acquisition	(624)	—
Distributions to noncontrolling interests	(301)	(229)
Proceeds from exercise of parent company stock options	340	66
Contribution from Parent	—	1,900
Shares forfeited for taxes	(1,149)	—
Change in book overdrafts	(3,803)	(8,863)
Net cash (used in) provided by financing activities	(17,484)	5,240
Net change in cash and cash equivalents	—	—
Cash and cash equivalents at the beginning of period	—	—
Cash and cash equivalents at the end of period	$—	$—
Supplemental cash flow information:
Interest paid	$51,630	$51,751
Income taxes paid	842	656
Non-cash activities:
Medical equipment purchases included in accounts payable (at end of period)	$6,471	$6,978
Capital lease additions	6,066	4,921

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

The interim consolidated financial statements presented herein as of September 30, 2018, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  These adjustments are all of a normal, recurring nature.  The results of operations for any interim period are not necessarily indicative of results for the full year.

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

A description of our significant accounting policies is included in our 2017 Annual Report on Form 10-K. There have been no material changes to these policies for the nine months ended September 30, 2018, except for the adoption of ASU 2014-09, see Note 3, Revenue Recognition.

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

Effective January 1, 2018, the Company changed its segment reporting to report its financial information under one reporting segment. The change in reporting was made to conform to the way the Company currently manages and executes the strategy and operations of the business. Specifically, the chief operating decision maker (“CODM”) makes operating decisions and assesses performance using discrete financial information from one reportable segment, as our resources and infrastructure are shared, and as its go-to-market strategy has evolved with the introduction and validation of our Equipment Value Management (“EVM”) solution strategy. Current financial information is based upon the transformation of the business model and the development of the Company’s commercial framework, EVM – an end-to-end approach to medical equipment management that helps hospitals recover cost and time that today are wasted through inefficient medical equipment processes.  EVM integrates customers supply chain, patient care and clinical engineering teams, connecting these siloed groups to streamline processes to improve stakeholder productivity and satisfaction while optimizing equipment utilization and lowering the total cost of ownership.  EVM provides the customer with the equipment they need, when they need it, with assurance that the assets serviced to the highest quality standards in the industry. EVM combines the capabilities of all our service offerings.  Further, the Company maintains a similar compliment of services, type of customer for its services, method of distribution for its services and operates within a similar regulatory environment across the United States. Accordingly, we concluded that we operate as one reporting segment and one reporting unit. The Company does not aggregate any components into its reporting unit.  Finally, the Company analyzed its goodwill for potential impairment before and after the change in reporting units and concluded that there was no impairment.

The presentation of one reporting segment resulted in three disaggregated revenue categories of Equipment Solutions which includes supplemental and peak needs usage solutions, surgical services on-demand and scheduled usage solutions, specialty medical equipment sale, distribution and disposable sales, clinical engineering capital sales and surgical disposable only sales.  Clinical Engineering Solutions includes supplemental maintenance, repair and remediation solutions, on-site biomed services, health care technology solutions and federal governmental services.  On-site Managed Services includes 360 On-site managed solutions and surgical services on-site solutions for hospital and multi-facility health systems.

The Company operates in one geographic region, the United States. As the Company now reports as one segment which equals the total Company’s results as reflected in the Consolidated Statement of Operations, prior periods presentation have been restated to conform with current period presentation.

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

In March 2017, the FASB issued ASU No. 2017-07 Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-01”). ASU 2017-07 requires that a company present service cost separately from the other components of the net benefit cost.  This ASU became effective for annual and interim periods for fiscal years beginning after December 15, 2017. We adopted ASU 2017-07 on January 1, 2018 and retrospectively applied this ASU to all periods presented. As a result, $0.2 and $0.6 million of pension costs were reclassified from selling, general and administrative to interest expense for the three and nine months ended September 30, 2017.

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

Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02 on Leases (ASC Topic 842) (“ASU 2016-02”). ASU 2016-02 was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liability on the balance sheet and disclosing key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheets for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods.

We expect to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We do not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us.

We expect that this standard will have a material impact on our consolidated balance sheets. We do not expect that this standard will have a material impact on our consolidated statements of operations and cash flows. While we are still evaluating the amount and continue to assess all of the effects of adoption, we currently believe the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for our real estate operating leases; and (2) providing significant new disclosures about our leasing activities. We do not expect a significant change in our leasing activities between now and adoption.

In February 2018, the FASB issued ASU No. 2018-02 Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted. We expect to adopt this standard on January 1, 2019. The adoption of this standard is not expected to have a material impact on our consolidated financial statements due to our valuation allowance.

In March 2018, the FASB issued ASU No. 2018-05 Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”). ASU 2018-05 adds various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118. See Note 12, Income Taxes.

In June 2018, the FASB issued ASU No. 2018-07 Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718 to include share based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted but no earlier than an entity’s adoption date of Topic 606. We expect to adopt this standard on January 1, 2019. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on fair value measurements based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted. We expect to adopt this standard on January 1, 2020. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-14 Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”). ASU 2018-14 removes disclosures that no longer are considered cost beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2020. Early adoption is permitted. We expect to adopt this standard on January 1, 2021. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

3.Revenue Recognition

The Company adopted ASU 2014-09, Revenue from Contracts with Customers, effective January 1, 2018, herein referred as ASC Topic 606. ASC Topic 606 is a comprehensive new revenue recognition model that requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. The Company adopted ASU 2014-09 using the cumulative effect (also known as the modified retrospective) method by recognizing the cumulative effect of initially applying the ASU as an adjustment to the opening balance of Accumulated Deficit at January 1, 2018. Therefore, the comparative information for the third quarter and nine months ended September 30, 2017 has not been adjusted and continues to be reported under the previous accounting standards (ASC Topic 605). The details of the changes to our accounting policies and the quantitative impact of the changes are set out below.

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

In the following table, revenue is disaggregated by service solution.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Equipment Solutions	$60,279	$54,152	$185,713	$172,845
Clinical Engineering	40,366	33,406	119,415	101,160
On-Site Managed Services	37,468	36,214	116,047	108,628
	$138,113	$123,772	$421,175	$382,633

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

The Company capitalized the estimated costs to obtain a contract in the amount of $6.2 million at January 1, 2018 with a corresponding adjustment to accumulated deficit for the “Impact of Change in Accounting Policy”.  The Contract Asset included in other long-term assets in the Consolidated Balance Sheet at September 30, 2018 is $7.4 million.  Capitalized costs are amortized over the expected life of the related contracts which is estimated to be five years. Amortization is computed on a straight-line basis which coincides with the predominant expected life of the underlying contracts. Amortization costs are reflected in selling, general and administrative expenses. The amount of amortization was $0.5 and $1.4 million for the three and nine months ended September 30, 2018, respectively There was no impairment loss in relation to the costs capitalized during the three and nine months ended September 30, 2018.

4.Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 are summarized in the following table by type of inputs applicable to the fair value measurements:

	Fair Value at September 30, 2018				Fair Value at December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Contingent Consideration	$—	$—	$200	$200	$—	$—	$133	$133

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

During 2017, we recorded a contingent consideration liability, in the form of an earn-out payment, related to our December 6, 2017 acquisition in the total amount of $0.1 million. Additionally, $0.07 million of an earn-out liability was recorded during the quarter ended June 30, 2018. The contingent consideration is based on achieving certain revenue results. The fair value of the liability was estimated using a discounted cash flow approach with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement.  The significant inputs in the Level 3 measurement not supported by market activity included our assessments of expected future cash flows during the earn-out period related to the assets acquired, appropriately discounted considering the uncertainties associated with the obligation, and calculated based on estimated revenues in accordance with the terms of the agreement. There were no earn-out payments for the three and nine months ended September 30, 2018. The earn-out is expected to be paid in the fourth quarter of 2018.

The assumptions used in preparing the discounted cash flow analyses included estimates of interest rates and the timing and amount of incremental cash flows.

A reconciliation of the beginning and ending balance for the Level 3 measurement are as follows:

(in thousands)
Balance at December 31, 2017	$133
Addition	67
Balance at September 30, 2018	$200

Fair Value of Other Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts receivable, accounts payable, accrued liabilities and senior secured credit facility, approximates fair value due to their short maturities. The fair value of our outstanding Original Notes and Add-on Notes (each as defined in Note 8, Long-Term Debt) as of September 30, 2018 and December 31, 2017, based on the quoted market price for the same or similar issues of debt, which represents a Level 2 fair value measurement, is approximately:

	September 30, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value
Original Notes - 7.625% (1)	$422,709	$425,531	$421,772	$426,063
Add-on Notes - 7.625% (2)	223,201	220,275	224,338	220,550

(1) The carrying value of the Original Notes - 7.625% is net of unamortized deferred financing costs of $2.3 and $3.2 million as of September 30, 2018 and December 31, 2017, respectively.

(2) The carrying value of the Add-on  Notes - 7.625% is net of unamortized deferred financing costs of $1.0 and $1.3 million as of September 30, 2018 and December 31, 2017, respectively, and includes unamortized bond premium of $4.2 and $5.7 million as of September 30, 2018 and December 31, 2017, respectively.

5.Goodwill and Other Intangible Assets

Our reporting unit, which is equal to our reporting segment, has a negative carrying amount at September 30, 2018 and December 31, 2017. There were no impairments recorded in the three months and nine months ended September 30, 2018 and 2017.

Our other intangible assets as of September 30, 2018 and December 31, 2017 consist of the following:

	September 30, 2018				December 31, 2017
		Accumulated				Accumulated
(in thousands)	Cost	Amortization	Impairment	Net	Cost	Amortization	Impairment	Net
Finite-life intangibles
Customer relationship	$125,828	$(111,417)	$—	$14,411	$125,828	$(105,911)	$—	$19,917
Non-compete agreements	2,101	(1,476)	—	625	2,101	(1,197)	—	904
Total finite-life intangibles	127,929	(112,893)	—	15,036	127,929	(107,108)	—	20,821
Indefinite-life intangibles
Trade names	166,000	—	(34,900)	131,100	166,000	—	(34,900)	131,100
Total intangible assets	$293,929	$(112,893)	$(34,900)	$146,136	$293,929	$(107,108)	$(34,900)	$151,921

Total amortization expense related to intangible assets was $1.8 and $2.1 million for the three months ended September 30, 2018 and 2017, respectively, and $5.8 and $7.4 million for the nine months ended September 30, 2018 and 2017, respectively.

The estimated future amortization expense for identifiable intangible assets during the remainder of 2018 and the next five years is as follows:

(in thousands)
Remainder of 2018	$1,809
2019	5,005
2020	2,765
2021	2,106
2022	1,376
2023	503

6.Deficit

The following tables represent changes in deficit that are attributable to our shareholder and noncontrolling interests for the nine month periods ended September 30, 2018 and 2017.

			Accumulated
	Additional		Other
	Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
(in thousands)	Capital	Deficit	Loss	Interests	Deficit
Balance at December 31, 2017	$250,018	$(287,998)	$(6,638)	$240	$(44,378)
Impact of change in accounting policy	—	6,221	—	—	6,221
Net income	—	30,870	—	241	31,111
Other comprehensive income	—	—	636	—	636
Share-based compensation	2,260	—	—	—	2,260
Stock options exercised	340	—	—	—	340
Shares forfeited for taxes	(1,149)	—	—	—	(1,149)
Cash distributions to noncontrolling interests	—	—	—	(301)	(301)
Balance at September 30, 2018	$251,469	$(250,907)	$(6,002)	$180	$(5,260)

			Accumulated
	Additional		Other
	Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
(in thousands)	Capital	Deficit	Loss	Interests	Deficit
Balance at December 31, 2016	$244,986	$(296,826)	$(7,826)	$181	$(59,485)
Net (loss) income	—	(7,585)	—	295	(7,290)
Other comprehensive income	—	—	556	—	556
Contribution from Parent	1,900	—	—	—	1,900
Share-based compensation	2,336	—	—	—	2,336
Stock options exercised	66	—	—	—	66
Cash distributions to noncontrolling interests	—	—	—	(229)	(229)
Balance at September 30, 2017	$249,288	$(304,411)	$(7,270)	$247	$(62,146)

7.Share-Based Compensation

During the nine months ended September 30, 2018, activity under the 2007 Stock Option Plan (the “2007 Stock Option Plan”), of UHS Holdco, Inc., our parent company (“Parent”), was as follows:

				Weighted
				average
		Weighted	Aggregate	remaining
	Number of	average	intrinsic	contractual
(in thousands, except exercise price and years)	options	exercise price	value	term (years)
Outstanding at December 31, 2017	37,673	$0.79	$40,875	6.8
Granted	715	1.87
Exercised	(475)	0.72	$549
Forfeited or expired	(325)	0.78
Outstanding at September 30, 2018	37,588	$0.81	$39,971	6.1
Exercisable at September 30, 2018	23,116	$0.75	$25,909	6.1
Remaining authorized options available for issue	5,378

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

We determine the fair value of stock options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as an expense on a straight-line basis over the options’ expected vesting periods. The following assumptions were used in determining the fair value of stock options granted during the nine months ended September 30, 2018 and 2017 under the Black-Scholes model.

	Nine Months Ended
	September 30,
	2018	2017
Risk-free interest rate	1.62%	1.72%
Expected volatility	29.0%	29.0%
Dividend yield	N/A	N/A
Expected option life (years)	4.60	4.97
Black-Scholes Value of options	$0.50	$0.34

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

At September 30, 2018, unearned non-cash share-based compensation that we expect to recognize as expense over a weighted average period of 1.3 years totals approximately $3.1 million, net of our estimated forfeiture rate of 2.0%. The expense could be accelerated upon the sale of Parent or the Company.

In April 2015, Parent granted the Company’s Chief Executive Officer 7.0 million restricted stock units which vest over four years. Total compensation expense related to this grant was $0.3 million and $0.3 million for the three months ended September 30, 2018 and 2017, respectively, and $0.9 million and $0.9 million for the nine months ended September 30, 2018 and 2017, respectively.

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

On August 9, 2018, the board of directors of the Parent approved and adopted an amendment to the 2018 Plan to confirm that any options granted under the 2018 Plan will only be exercisable upon a Change of Control of Parent.

8.Long-Term Debt

Long-term debt consists of the following:

	September 30,	December 31,
(in thousands)	2018	2017
Original Notes - 7.625% (1)	$422,709	$421,772
Add-on Notes - 7.625% (2)	223,201	224,338
Senior secured credit facility (3)	32,134	38,944
Capital lease obligations	19,373	18,054
	697,417	703,108
Less: Current portion of long-term debt	(5,766)	(5,043)
Total long-term debt	$691,651	$698,065

(1)	The carrying value of the Original Notes - 7.625% is net of unamortized deferred financing costs of $2.3 and $3.2 million as of September 30, 2018 and December 31, 2017, respectively.
(2)

The carrying value of the Add-on Notes - 7.625% is net of unamortized deferred financing costs of $1.0 and $1.3 million as of September 30, 2018 and December 31, 2017, respectively, and includes unamortized bond premium of $4.2 and $5.7 million as of September 30, 2018 and December 31, 2017, respectively.

(3)	The carrying value of the senior secured credit facility is net of unamortized deferred financing costs of $0.9 and $1.3 million as of September 30, 2018 and December 31, 2017, respectively.

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

As of September 30, 2018, we had $138.5 million of availability under the senior secured credit facility based on a borrowing base of $176.8 million less borrowings of $33.0 million and after giving effect to $5.3 million used for letters of credit.

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

At September 30, 2018, we had $33.0 million of borrowings outstanding of which $25.0 million was accruing interest at a rate of 4.1% , $2.0 million was accruing interest at a rate of 4.2% and $6.0 million was accruing interest at a rate of 6.3%.

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

On January 13, 2015, the Company filed suit in the Western District of Texas against Hill-Rom Holdings, Inc., Hill-Rom Company, Inc. and Hill-Rom Services, Inc. (the “Defendants”) alleging that the Defendants violated federal and state antitrust laws and seeking actual damages, trebled damages and punitive damages. Specifically, the Company alleged that the Defendants bundled contracts for the sale of standard hospital beds with contracts for bed rental and moveable medical equipment rental. On March 7, 2018, the Company entered into a confidential settlement agreement resolving all disputes and legal claims of the parties associated with the suit filed by the Company against the Defendants. In consideration for this release, terms of the confidential settlement agreement called for the Company to receive legal title to certain medical equipment of the Defendants as specified in the agreement on May 1, 2018. The Company recorded a gain on legal settlement of approximately $26.3 million during the nine months ended September 30, 2018 based on the fair value of the assets received of $23.4 million and $2.9 million of cash. The fair value of the assets was measured using inputs of replacement cost and market data, which are considered a Level 3 fair value measurement. The gain did not result in a discrete tax charge during 2018, as the expected tax expense from the gain was offset by the reduction of our valuation allowance.

10.Related Party Transactions

On May 31, 2007, we and affiliates of Irving Place Capital (together with its affiliates, “IPC”) entered into a professional services agreement pursuant to which IPC provides general advisory and management services to us with respect to financial and operating matters.  IPC is a principal owner of Parent, and each of Robert Juneja, Bret Bowerman and Keith Zadourian are members of our board of directors and are associated with IPC. The professional services agreement requires us to pay an annual fee for ongoing advisory and management services equal to the greater of $0.5 million or 0.75% of our Adjusted EBITDA (as defined in the professional services agreement) for the immediately preceding fiscal year, payable in quarterly installments. The professional services agreement provides that IPC will be reimbursed for its reasonable out-of-pocket expenses in connection with certain activities undertaken pursuant to the professional services agreement and will be indemnified for liabilities incurred in connection with its role under the professional services agreement, other than for liabilities resulting from its gross negligence or willful misconduct. The term of the professional services agreement commenced on May 31, 2007 and will remain in effect unless and until either party notifies the other of its desire to terminate, we are sold to a third-party purchaser or we consummate a qualified initial public offering, as defined in the professional services agreement. Total professional services fees incurred to IPC were $0.3 and $0.2 million for the three month periods ended September 30, 2018 and 2017, respectively, and $0.9 and $0.7 million for the nine month periods ended September 30, 2018 and 2017, respectively.

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

In connection with the Restricted Stock Unit Award Agreement, dated as of April 13, 2015, between an officer and the Company, we entered into promissory note agreements with the officer dated April 13, 2016 for a total amount of $1.0 million, dated April 13, 2017 for a total amount of $0.9 million and dated April 13, 2018 for a total amount of $0.6 million which are included in other long-term assets in the Consolidated Balance Sheets. These note receivables bear annual interest at 1.45%-2.72%. The principal and accrued interest of these notes are due on the earliest of (i) the seventh anniversary of the date of this loan, (ii) any event with respect to borrower, which, in any such case of the loan were to remain outstanding on and after such date, would result in violation of Section 402 of the Sarbanes-Oxley Act of 2002, (iii) and certain events of default or (iv) a change in control. Interest income for these notes was $0.013 and $0.009 million for the three month periods ended September 30, 2018 and 2017, respectively, and $0.034 and $0.020 million for the nine month periods ended September 30, 2018 and 2017, respectively.

11.Limited Liability Companies

We participate with others in the formation of LLCs in which the Company becomes a partner and shares the financial interest with the other investors. The Company is the primary beneficiary of these LLCs. These LLCs acquire certain medical equipment for use in their respective business activities, which generally focus on surgical procedures. The LLCs will acquire medical equipment for rental purposes under equipment financing leases. At September 30, 2018, the LLCs had approximately $0.7 million of total assets. The third party investors in each respective LLC generally provide the lease financing company with individual proportionate lease guarantees based on their respective ownership percentages in the LLCs. In addition, the Company will provide such financing companies with its corporate guarantee based on its respective ownership interest in each LLC. In certain instances, the Company has provided such financing companies with an overall corporate guarantee in connection with equipment financing transactions. In such instances, the individual investors in each respective LLC will generally indemnify us against losses, if any, incurred in connection with its corporate guarantee. Additionally, we provide operational and administrative support to the LLCs in which it is a partner. As of September 30, 2018, we held interests in four active LLCs.

In accordance with guidance issued by the FASB, we account for equity investments in LLCs (in which we are the primary beneficiary) under the full consolidation method whereby transactions between the Company and the LLCs have been eliminated through consolidation.

12.Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We evaluate the recoverability of our deferred tax assets by scheduling the expected reversals of deferred tax assets and liabilities in order to determine whether net operating loss carry forwards are recoverable prior to expiration and have established a valuation allowance in accordance with ASC Topic 740,  “Income Taxes”. The tax expense for the three and nine months ended September 30, 2018 primarily relates to state income taxes and tax amortization of indefinite-life intangibles. The expected tax expense from operating income during the three and nine months ended September 30, 2018 was offset by the reduction of our valuation allowance. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

In connection with our initial analysis of the impact of the Tax Cuts and Jobs Act, we recorded a provisional income tax benefit of approximately $18.3 million at December 31, 2017 for the revaluation of our net deferred tax liability. There were no changes recorded in the third quarter of 2018 to the provisional income tax benefit.

At September 30, 2018, the Company had available unused federal net operating loss carryforwards of approximately $167.6 million. The net operating loss carryforwards will expire at various dates from 2019 through 2038.

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

Universal Hospital Services, Inc. and Subsidiaries

Consolidating Balance Sheets

(in thousands, except share and per share  information)

(unaudited)

	September 30, 2018
	Parent	Subsidiary
	Issuer	Guarantors	Consolidating
	UHS	SS & RES	Adjustments	Consolidated
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts	$83,533	$13,633	$—	$97,166
Due from affiliates	25,584	—	(25,584)	—
Inventories	4,515	6,742	—	11,257
Other current assets	6,058	870	—	6,928
Total current assets	119,690	21,245	(25,584)	115,351
Property and equipment:
Medical equipment	596,406	70,088	—	666,494
Property and office equipment	99,850	13,750	—	113,600
Accumulated depreciation	(514,800)	(57,600)	—	(572,400)
Total property and equipment, net	181,456	26,238	—	207,694
Other long-term assets:
Goodwill	283,141	63,027	—	346,168
Investment in subsidiary	80,966	—	(80,966)	—
Other intangibles, net	134,375	11,761	—	146,136
Other	9,163	1,626	—	10,789
Total assets	$808,791	$123,897	$(106,550)	$826,138
Liabilities and (Deficit) Equity
Current liabilities:
Current portion of long-term debt	$4,044	$1,722	$—	$5,766
Book overdrafts	1,762	(198)	—	1,564
Due to affiliates	—	25,584	(25,584)	—
Accounts payable	26,257	7,221	—	33,478
Accrued compensation	22,759	3,496	—	26,255
Accrued interest	6,406	—	—	6,406
Other accrued expenses	19,148	823	—	19,971
Total current liabilities	80,376	38,648	(25,584)	93,440
Long-term debt, less current portion	688,211	3,440	—	691,651
Pension and other long-term liabilities	10,717	9	—	10,726
Deferred income taxes, net	34,912	669	—	35,581
Commitments and contingencies
(Deficit) Equity
Common stock	—	—	—	—
Additional paid-in capital	251,484	76,003	(76,018)	251,469
Accumulated deficit	(255,855)	4,948	—	(250,907)
Accumulated loss in subsidiary	4,948	—	(4,948)	—
Accumulated other comprehensive loss	(6,002)	—	—	(6,002)
Total Universal Hospital Services, Inc. and Subsidiaries (deficit) equity	(5,425)	80,951	(80,966)	(5,440)
Noncontrolling interest	—	180	—	180
Total (deficit) equity	(5,425)	81,131	(80,966)	(5,260)
Total liabilities and (deficit) equity	$808,791	$123,897	$(106,550)	$826,138

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

Universal Hospital Services, Inc. and Subsidiaries

Consolidating Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended September 30, 2018
	Parent	Subsidiary
	Issuer	Guarantors	Consolidating
	UHS	SS & RES	Adjustments	Consolidated
Revenue	$112,511	$25,602	$—	$138,113
Cost of revenue	74,746	17,179	—	91,925
Gross margin	37,765	8,423	—	46,188
Selling, general and administrative	28,336	6,023	—	34,359
Gain on legal settlement	(2,817)	—	—	(2,817)
Operating income	12,246	2,400	—	14,646
Equity in earnings of subsidiary	(1,271)	—	1,271	—
Interest expense	12,584	556	—	13,140
Income before income taxes and noncontrolling interest	933	1,844	(1,271)	1,506
(Benefit) provision for income taxes	(439)	573	—	134
Consolidated net income	1,372	1,271	(1,271)	1,372
Net income attributable to noncontrolling interest	—	75	—	75
Net income attributable to Universal Hospital Services, Inc. and Subsidiaries	$1,372	$1,196	$(1,271)	$1,297

Universal Hospital Services, Inc. and Subsidiaries

Consolidating Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended September 30, 2017
	Parent	Subsidiary
	Issuer	Guarantors	Consolidating
	UHS	SS & RES	Adjustments	Consolidated
Revenue	$100,024	$23,748	$—	$123,772
Cost of revenue	69,220	15,188	—	84,408
Gross margin	30,804	8,560	—	39,364
Selling, general and administrative	22,486	6,118	—	28,604
Operating income	8,318	2,442	—	10,760
Equity in earnings of subsidiary	(1,020)	—	1,020	—
Interest expense	12,867	607	—	13,474
(Loss) income before income taxes and noncontrolling interest	(3,529)	1,835	(1,020)	(2,714)
(Benefit) provision for income taxes	(422)	815	—	393
Consolidated net (loss) income	(3,107)	1,020	(1,020)	(3,107)
Net income attributable to noncontrolling interest	—	125	—	125
Net (loss) income attributable to Universal Hospital Services, Inc. and Subsidiaries	$(3,107)	$895	$(1,020)	$(3,232)

Universal Hospital Services, Inc. and Subsidiaries

Consolidating Statements of Operations

(in thousands)

(unaudited)

	Nine Months Ended September 30, 2018
	Parent	Subsidiary
	Issuer	Guarantors	Consolidating
	UHS	SS & RES	Adjustments	Consolidated
Revenue	$343,497	$77,678	$—	$421,175
Cost of revenue	221,842	51,480		273,322
Gross margin	121,655	26,198	—	147,853
Selling, general and administrative	82,911	19,227	—	102,138
Gain on legal settlement	(26,291)	—	—	(26,291)
Operating income	65,035	6,971	—	72,006
Equity in earnings of subsidiary	(3,699)	—	3,699	—
Interest expense	38,504	1,624	—	40,128
Income before income taxes and noncontrolling interest	30,230	5,347	(3,699)	31,878
(Benefit) provision for income taxes	(881)	1,648	—	767
Consolidated net income	31,111	3,699	(3,699)	31,111
Net income attributable to noncontrolling interest	—	241	—	241
Net income attributable to Universal Hospital Services, Inc. and Subsidiaries	$31,111	$3,458	$(3,699)	$30,870

Universal Hospital Services, Inc. and Subsidiaries

Consolidating Statements of Operations

(in thousands)

(unaudited)

	Nine Months Ended September 30, 2017
	Parent	Subsidiary
	Issuer	Guarantors	Consolidating
	UHS	SS & RES	Adjustments	Consolidated
Revenue	$312,758	$69,875	$	$382,633
Cost of revenue	210,408	45,089	—	255,497
Gross margin	102,350	24,786	—	127,136
Selling, general and administrative	74,432	18,740	—	93,172
Operating income	27,918	6,046	—	33,964
Equity in earnings of subsidiary	(2,362)	—	2,362	—
Interest expense	38,581	1,785	—	40,366
(Loss) income before income taxes and noncontrolling interest	(8,301)	4,261	(2,362)	(6,402)
(Benefit) provision for income taxes	(1,011)	1,899	—	888
Consolidated net (loss) income	(7,290)	2,362	(2,362)	(7,290)
Net income attributable to noncontrolling interest	—	295	—	295
Net (loss) income attributable to Universal Hospital Services, Inc. and Subsidiaries	$(7,290)	$2,067	$(2,362)	$(7,585)

Universal Hospital Services, Inc. and Subsidiaries

Consolidating Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended September 30, 2018				Nine Months Ended September 30, 2018
	Parent	Subsidiary			Parent	Subsidiary
	Issuer	Guarantors	Consolidating		Issuer	Guarantors	Consolidating
	UHS	SS & RES	Adjustments	Consolidated	UHS	SS & RES	Adjustments	Consolidated
Consolidated net income	$1,372	$1,271	$(1,271)	$1,372	$31,111	$3,699	$(3,699)	$31,111
Other comprehensive income:
Gain on minimum pension liability, net of tax	212	—	—	212	636	—	—	636
Total other comprehensive income	212	—	—	212	636	—	—	636
Comprehensive income	1,584	1,271	(1,271)	1,584	31,747	3,699	(3,699)	31,747
Comprehensive income attributable to noncontrolling interest	—	75	—	75	—	241	—	241
Comprehensive income attributable to Universal Hospital Services, Inc. and Subsidiaries	$1,584	$1,196	$(1,271)	$1,509	$31,747	$3,458	$(3,699)	$31,506

	Three Months Ended September 30, 2017				Nine Months Ended September 30, 2017
	Parent	Subsidiary			Parent	Subsidiary
	Issuer	Guarantors	Consolidating		Issuer	Guarantors	Consolidating
	UHS	SS & RES	Adjustments	Consolidated	UHS	Surgical Services	Adjustments	Consolidated
Consolidated net (loss) income	$(3,107)	$1,020	$(1,020)	$(3,107)	$(7,290)	$2,362	$(2,362)	$(7,290)
Other comprehensive income:
Gain on minimum pension liability, net of tax	185	—	—	185	556	—	—	556
Total other comprehensive income	185	—	—	185	556	—	—	556
Comprehensive (loss) income	(2,922)	1,020	(1,020)	(2,922)	(6,734)	2,362	(2,362)	(6,734)
Comprehensive income attributable to noncontrolling interest	—	125	—	125	—	295	—	295
Comprehensive (loss) income attributable to Universal Hospital Services, Inc. and Subsidiaries	$(2,922)	$895	$(1,020)	$(3,047)	$(6,734)	$2,067	$(2,362)	$(7,029)

Universal Hospital Services, Inc. and Subsidiaries

Consolidating Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30, 2018
	Parent	Subsidiary
	Issuer	Guarantors	Consolidating
	UHS	SS & RES	Adjustments	Consolidated
Cash flows from operating activities:
Consolidated net income	$31,111	$3,699	$(3,699)	$31,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	44,104	7,431	—	51,535
Gain on legal settlement	(23,391)	—	—	(23,391)
Amortization of intangibles, contract costs, deferred financing costs and bond premium	3,595	3,774	—	7,369
Equity in earnings of subsidiary	(3,699)	—	3,699	—
Provision for doubtful accounts	1,485	169	—	1,654
Provision for inventory obsolescence	(65)	(58)	—	(123)
Non-cash share-based compensation expense	1,883	377	—	2,260
Gain on sales and disposals of equipment	(1,840)	(66)	—	(1,906)
Deferred income taxes	786	(547)	—	239
Interest on note receivable	(34)	—	—	(34)
Changes in operating assets and liabilities:
Accounts receivable	(8,925)	(258)	—	(9,183)
Due from affiliates	6,383	—	(6,383)	—
Inventories	(650)	(724)	—	(1,374)
Other operating assets	104	98	—	202
Accounts payable	912	2,797	—	3,709
Other operating liabilities	(7,174)	(58)	—	(7,232)
Net cash provided by operating activities	44,585	16,634	(6,383)	54,836
Cash flows from investing activities:
Medical equipment purchases	(26,473)	(7,634)	—	(34,107)
Property and office equipment purchases	(5,418)	(157)	—	(5,575)
Proceeds from disposition of property and equipment	2,711	200	—	2,911
Issuance of note receivable from officer	(581)	—	—	(581)
Net cash used in investing activities	(29,761)	(7,591)	—	(37,352)
Cash flows from financing activities:
Proceeds under senior secured credit facility	160,448	—	—	160,448
Payments under senior secured credit facility	(167,648)	—	—	(167,648)
Payments of principal under capital lease obligations	(3,232)	(1,515)	—	(4,747)
Holdback payment related to acquisition	—	(624)	—	(624)
Distributions to noncontrolling interests	—	(301)	—	(301)
Proceeds from exercise of parent company stock options	340	—	—	340
Shares forfeited for taxes	(1,149)	—	—	(1,149)
Due to affiliates	—	(6,383)	6,383	—
Change in book overdrafts	(3,583)	(220)	—	(3,803)
Net cash used in financing activities	(14,824)	(9,043)	6,383	(17,484)
Net change in cash and cash equivalents	—	—	—	—
Cash and cash equivalents at the beginning of period	—	—	—	—
Cash and cash equivalents at the end of period	$—	$—	$—	$—

Universal Hospital Services, Inc. and Subsidiaries

Consolidating Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30, 2017
	Parent	Subsidiary
	Issuer	Guarantors	Consolidating
	UHS	SS & RES	Adjustments	Consolidated
Cash flows from operating activities:
Consolidated net (loss) income	$(7,290)	$2,362	$(2,362)	$(7,290)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	46,791	6,298	—	53,089
Amortization of intangibles, deferred financing costs and bond premium	3,841	3,851	—	7,692
Equity in earnings of subsidiary	(2,362)	—	2,362	—
Provision for doubtful accounts	221	(14)	—	207
Provision for inventory obsolescence	192	130	—	322
Non-cash share-based compensation expense	1,965	371	—	2,336
Gain on sales and disposals of equipment	(1,827)	58	—	(1,769)
Deferred income taxes	1,308	(983)	—	325
Interest on note receivable	(20)	—	—	(20)
Changes in operating assets and liabilities:
Accounts receivable	(807)	529	—	(278)
Due from affiliates	(4,418)	—	4,418	—
Inventories	(97)	366	—	269
Other operating assets	451	(304)	—	147
Accounts payable	(1,230)	(1,029)	—	(2,259)
Other operating liabilities	(17,667)	(1,370)	—	(19,037)
Net cash provided by operating activities	19,051	10,265	4,418	33,734
Cash flows from investing activities:
Medical equipment purchases	(28,024)	(6,528)	—	(34,552)
Property and office equipment purchases	(4,558)	(164)	—	(4,722)
Proceeds from disposition of property and equipment	3,105	27	—	3,132
Issuance of note receivable from officer	(936)	—	—	(936)
Acquisition and refund of escrow	3,717	(5,613)	—	(1,896)
Net cash used in investing activities	(26,696)	(12,278)	—	(38,974)
Cash flows from financing activities:
Proceeds under senior secured credit facility	130,223	—	—	130,223
Payments under senior secured credit facility	(112,942)	—	—	(112,942)
Payments of principal under capital lease obligations	(3,734)	(1,181)	—	(4,915)
Distributions to noncontrolling interests	—	(229)	—	(229)
Proceeds from exercise of parent company stock options	66	—	—	66
Contribution from Parent	1,900	—		1,900
Due to affiliates	—	4,418	(4,418)	—
Change in book overdrafts	(7,868)	(995)	—	(8,863)
Net cash provided by financing activities	7,645	2,013	(4,418)	5,240
Net change in cash and cash equivalents	—	—	—	—
Cash and cash equivalents at the beginning of period	—	—	—	—
Cash and cash equivalents at the end of period	$—	$—	$—	$—

14.Concentration

One customer, Memorial Hermann Health System, accounted for approximately 13% and 15% of total revenue for the nine months ended September 30, 2018 and 2017, respectively. The Company is operating under multi-year agreements with customary terms and conditions with this customer.

15.Subsequent Events

On August 13, 2018, Parent entered into an Agreement and Plan of Merger (the “Merger Agreement) to effect a business combination, by and among Parent, Federal Street Acquisition Corporation (“FSAC”) and Agiliti, Inc. (“Agiliti”). Following a series of mergers and a contribution of Parent capital stock to FSAC, FSAC will become a wholly-owned subsidiary of Agiliti, and Parent will become a wholly-owned subsidiary of FSAC. Agiliti will become a publicly traded company.

The transaction is subject to customary and other closing conditions, including regulatory approvals and FSAC stockholder approval. On October 30, 2018, FSAC convened and then adjourned, without conducting any business. The special meeting of FSAC stockholders previously scheduled to approve the business combination was rescheduled to Wednesday, November 14, 2018.

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

As of September 30, 2018, we owned or managed more than 800,000 units of medical equipment consisting of over 350,000 units of owned medical equipment and over 450,000 units of customer-owned equipment. Our diverse customer base includes approximately 7,000 active national, regional and local acute care hospitals and alternate site providers (such as long-term acute care hospitals, skilled nursing facilities, surgery centers, specialty hospitals and home care providers). We also have relationships with more than 200 medical device manufacturers, many of the nation’s largest group purchasing organizations (“GPOs”) and many health system integrated delivery networks (“IDNs”).  We deliver our solutions through our nationwide network of 86 service centers and five Centers of Excellence. Our fees are paid directly by our customers rather than by direct reimbursement from third-party payors, such as private insurers, Medicare or Medicaid.

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

Effective January 1, 2018, the Company changed its segment reporting to report its financial information under one reporting segment. The change in reporting was made to conform to the way the Company currently manages and executes the strategy and operations of the business. Specifically, the chief operating decision maker (“CODM”) makes operating decisions and assesses performance using discrete financial information from one reportable segment, as our resources and infrastructure are shared, and as its go-to-market strategy has evolved with the introduction and validation of our Equipment Value Management (“EVM”) solution strategy. Current financial information is based upon the transformation of the business model and the development of the Company’s commercial framework, EVM – an end-to-end approach to medical equipment management that helps hospitals recover cost and time that today are wasted through inefficient medical equipment processes.  EVM integrates customers supply chain, patient care and clinical engineering teams, connecting these siloed groups to streamline processes to improve stakeholder productivity and satisfaction while optimizing equipment utilization and lowering the total cost of ownership.  EVM provides the customer with the equipment they need, when they need it, with assurance that the assets serviced to the highest quality standards in the industry. EVM combines the capabilities of all our service offerings.  Further, the Company maintains a similar compliment of services, type of customer for its services, method of distribution for its services and operates within a similar regulatory environment across the United States. Accordingly, the Company changed to a consolidated, single-segment reporting model that reflects its strategy and business operations. Finally, the Company analyzed its goodwill for potential impairment before and after the change in reporting units and concluded that there was no impairment.

The presentation of one reporting segment resulted in disaggregated revenue categories of Equipment Solutions which includes supplemental and peak needs usage solutions, surgical services on-demand and scheduled usage solutions, specialty medical equipment sale, distribution and disposable sales, clinical engineering capital sales and surgical disposable only sales.  Clinical Engineering includes supplemental maintenance, repair and remediation solutions, on-site biomed services, health care technology solutions and federal governmental services.  On-site Managed Services includes 360 On-site managed solutions and surgical services on-site solutions for hospital and multi-facility health systems.

The Company operates in one geographic region, the United States. As the Company now reports as one segment which equals the total Company’s results as reflected in the Consolidated Statement of Operations, restatement of prior periods was not necessary.

Our service solutions consist of Equipment Solutions, Clinical Engineering and On-site Managed Services.

Equipment Solutions primarily consists of providing supplemental, peak need and per-case rental of general biomedical, specialty and surgical equipment to approximately 7,000 acute care hospitals and alternate site providers in the United States, including some of the nation’s premier health care institutions.  We contract for Equipment Solutions services directly with customers or through our contractual arrangements with the preeminent GPOs supplying hospital systems and alternate site facilities. We consistently achieve high customer satisfaction ratings for excellent service by delivering patient-ready equipment within our contracted equipment delivery times and by providing technical support and educational in-servicing for equipment as needed in clinical departments, including the emergency room, operating room, intensive care, rehabilitation and general patient care areas. We are committed to providing the highest quality of equipment to our customers, and we do so through the use of our comprehensive quality management system (QMS) based on the quality standards recognized worldwide for medical devices: 21 CFR 820 and ISO 13485:2016. This  commitment ensures our customers have access to patient-ready equipment in support of provider goals to ensure optimal patient safety and outcomes.

Clinical Engineering consists of maintenance, repair and remediation solutions, health care technology solutions for all types of medical equipment—including general biomedical equipment and diagnostic imaging equipment—through supplemental and outsourced offerings. Our supplemental offering helps customers manage their equipment backlog, assist with remediation and regulatory reporting and temporarily fill open positions. With our outsourced offering, the Company assumes full management, staffing and clinical engineering service responsibilities for individual or system-wide customer sites. The outsourced model deploys a dedicated, on-site team to coordinate the management of customer-owned equipment utilizing our proprietary information systems, third party vendors of services and parts, and a broad range of professional services for capital equipment planning and regulatory compliance. We can leverage more than 400 technicians technical resources from our 86 local market service centers and five Centers of Excellence to flex staff in and out of customer facilities on an as-needed basis, ensuring customers pay only for time spent directly servicing their equipment by an appropriately qualified technician. We utilize flex staffing for our supplemental clinical engineering solution, and to augment support when additional technicians are needed to supplement our outsourced solution during peak work load. We contract with acute care and alternate site facilities across the U.S., as well as with the federal government and many medical device manufacturers that require our broad logistical footprint to support large-scale service needs.

On-site Managed Services are comprehensive programs that assume full responsibility for the management, processing and logistics of medical equipment at customer facilities and IDNs, with the added benefit of enhancing equipment utilization and freeing up non-value added clinician time for patient care. This solution monitors and adjusts equipment quantities to meet fluctuations in patient census and acuity. Our employees work on-site in customer facilities, augmenting clinical support by integrating proven equipment management processes, utilizing our proprietary management software and conducting daily rounds and unit-based training to ensure equipment is being used properly to optimize day-to-day operations and care outcomes. We assume full responsibility for ensuring equipment is available when and where it is needed, removing equipment when no longer in use, and decontaminating, testing and servicing equipment as needed between each patient use. We provide On-site Managed Services in both our legacy Asset360 (A360) programs (utilizing UHS-owned equipment) and our faster growing Managed360 (M360) programs (managing customer-owned equipment).

RESULTS OF OPERATIONS

The following discussion addresses:

•	our financial condition as of September 30, 2018; and
•	the results of operations for the three-month and nine-month periods ended September 30, 2018 and 2017.

This discussion should be read in conjunction with the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in our 2017 Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

The following table provides information on the percentages of certain items of selected financial data compared to total revenue for the three-month and nine-month periods ended September 30, 2018 and 2017.  As previously discussed in this Report, revenue, cost of revenue and selling, general and administrative expense for the first nine months of 2018 were determined in accordance with ASC Topic 606, while comparative results for the first nine months of 2017 were determined in accordance with ASC Topic 605. There are no differences for revenue and cost of revenue between ASC Topic 606 and the previous standard ASC Topic 605. For selling, general and administrative expense, the Company is now capitalizing certain contract costs that were previously expensed. See Note 3, Revenue Recognition, for discussion regarding contract costs.

	Percent to Total Revenue		Percent to Total Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	66.6	68.1	64.9	66.8
Gross margin	33.4	31.9	35.1	33.2
Selling, general and administrative	24.9	23.0	24.3	24.4
Gain on legal settlement	(2.0)	—	(6.2)	—
Operating income	10.5	8.9	17.0	8.8
Interest expense	9.5	11.0	9.5	10.4
Income (loss) before income taxes and noncontrolling interest	1.0	(2.1)	7.5	(1.6)
Provision for income taxes	0.1	0.3	0.2	0.2
Consolidated net income (loss)	0.9%	(2.4)%	7.3%	(1.8)%

Consolidated Results of Operations for the three months ended September 30, 2018 compared to the three months ended September 30, 2017

Total Revenue

The following table presents revenue by service solution for the three months ended September 30, 2018 and 2017 (in thousands).

	Three Months Ended
	September 30,
	2018	2017	% Change
Equipment Solutions	$60,279	$54,152	11.3%
Clinical Engineering	40,366	33,406	20.8
On-Site Managed Services	37,468	36,214	3.5
Total Revenue	$138,113	$123,772	11.6%

Total revenue for the three months ended September 30, 2018 was $138.1 million, compared to $123.8 million for the three months ended September 30, 2017, an increase of $14.3 million or 11.6%.  Equipment Solutions revenue increased 11.3% primarily driven by new customer contracts signed and implemented in 2018. These new contract signings include our traditional supplemental rental services as well as our surgical solutions.  Clinical Engineering revenue increased 20.8% as we continue to see strong growth within this solution as a direct result of our continued success in signing and implementing new business contracts over the last several quarters, including the sizeable contract we signed in the third quarter of 2017.  Finally, our On-site Managed Services revenue increased 3.5% with the majority of growth coming from our managed only solution where we manage equipment owned by the customer.

Cost of Revenue

Total cost of revenue for the three months ended September 30, 2018 was $91.9 million compared to $84.4 million for the three months ended September 30, 2017, an increase of $7.5 million or 8.9%.  On a percentage of revenue basis, cost of revenue declined from 68.1% of revenue in 2017 to 66.6% in 2018.  The decline as a percentage of revenue was driven primarily from revenue growth as we were able to leverage our fixed cost infrastructure resulting in our expenses growing at a lower rate than revenue growth. We continue to make necessary investments to support the growth in our Clinical Engineering solutions and, as a result, technician labor and vendor expenses increased during the third quarter in support of our new clinical engineering programs.

Gross Margin

Total gross margin for the three months ended September 30, 2018 was $46.2 million, or 33.4% of total revenue, compared to $39.4 million, or 31.9% of total revenue, for the three months ended September 30, 2017, an increase of $6.8 million or 17.3%.  The increase in gross margin as a percent of revenue for the quarter was primarily impacted by positive leverage from volume growth in our three revenue service solutions.

Selling, General and Administrative, Gain on Legal Settlement and Interest Expense

(in thousands)

	Three Months Ended
	September 30,
	2018	2017	Change	% Change
Selling, general and administrative	$34,359	$28,604	$5,755	20.1%
Gain on legal settlement	(2,817)	—	(2,817)	*
Interest expense	13,140	13,474	(334)	(2.5)

Selling, General and Administrative

Selling, general and administrative expense increased $5.8 million, or 20.1%, to $34.4 million for the third quarter of 2018 as compared to the same period of 2017. Selling, general and administrative expense as a percentage of total revenue was 24.9% and 23.0% for the quarters ended September 30, 2018 and 2017, respectively. The increase of $5.8 million and as a percentage of revenue was primarily due to higher incentive related costs based upon the Company’s 2018 financial performance as well as merger related costs incurred for the announced Company’s merger.

Gain on Legal Settlement

Gain on legal settlement of $2.8 million for the third quarter of 2018 was related to a  confidential litigation settlement agreement, which resolved all disputes and legal claims of the parties associated with the suit filed by UHS against Hill-Rom Holdings, Inc., Hill-Rom Company, Inc. and Hill-Rom Services, Inc. The additional amount of the gain recorded in the third quarter of 2018 was based on the fair value of the additional assets received of $1.9 million and $0.9 million of cash. The fair value of the assets was measured using inputs of replacement cost and market data, which are considered a Level 3 fair value measurement. The gain did not result in a discrete tax charge during the third quarter of 2018, as the expected tax expense from the gain was offset by the reduction of our valuation allowance.

Interest Expense

Interest expense increased $0.3 million to $13.1 million for the third quarter of 2018 as compared to the same period of 2017.

Income Taxes

Income taxes were an expense of $0.1 and $0.4 million for the three months ended September 30, 2018 and 2017, respectively. The tax expense for the three months ended September 30, 2018 and 2017 primarily related to state minimum fees and tax amortization of indefinite-life intangibles. The expected tax expense from operating income during the three months ended September 30, 2018 was offset by the reduction of our valuation allowance. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable. See Note 12, Income Taxes.

Consolidated Net Income

Consolidated net income increased $4.5 million to $1.4 million in the third quarter of 2018 as compared to the same period of 2017.  Net income was impacted primarily by the increase in revenue and gain on legal settlement during the third quarter of 2018.

Consolidated Results of Operations for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

Total Revenue

The following table presents revenue by service solution for the nine months ended September 30, 2018 and 2017 (in thousands).

	Nine Months Ended
	September 30,
	2018	2017	% Change
Equipment Solutions	$185,713	$172,845	7.4%
Clinical Engineering	119,415	101,160	18.0
On-Site Managed Services	116,047	108,628	6.8
Total Revenue	$421,175	$382,633	10.1%

Total revenue for the nine months ended September 30, 2018 was $421.2 million, compared to $382.6 million for the nine months ended September 30, 2017, an increase of $38.6 million or 10.1%.  Equipment Solutions revenue increased 7.4% primarily driven by new customer contracts signed and implemented in the first nine months of 2018 and a favorable impact from a stronger flu season. These new contract signings include our traditional supplemental rental services as well as our surgical solutions.  Clinical Engineering revenue increased 18.0% as we continue to see strong growth within this solution as a direct result of our continued success in signing and implementing new business contracts over the last several quarters, including the sizeable contract we signed in the third quarter of 2017. Finally, our On-site Managed Services increased 6.8% with the majority of growth coming from our managed only solution where we manage equipment owned by the customer as well as a favorable impact from a stronger flu season.

Cost of Revenue

Total cost of revenue for the nine months ended September 30, 2018 was $273.3 million compared to $255.5 million for the nine months ended September 30, 2017, an increase of $17.8 million or 7.0%.  On a percentage of revenue basis, cost of revenue declined from 66.8% of revenue in 2017 to 64.9% in 2018.  The decline as a percentage of revenue was driven primarily from revenue growth as we were able to leverage our fixed cost infrastructure resulting in our expenses growing at a lower rate than revenue growth.  In addition, as we continue to reduce our capital expenditures as a percentage of revenue, depreciation expense declined in 2018 versus the comparable period in 2017.  We continue to make necessary investments to support the growth in our Clinical Engineering solutions and, as a result, technician labor and vendor expenses increased in support of our new clinical engineering programs.

Gross Margin

Total gross margin for the nine months ended September 30, 2018 was $147.9 million, or 35.1% of total revenue, compared to $127.1 million, or 33.2% of total revenue, for the nine months ended September 30, 2017, an increase of

$20.8 million or 16.4%.  The increase in gross margin as a percent of revenue for the quarter was primarily impacted by positive leverage from volume growth in our three revenue service solutions as well as from a reduction in depreciation expense as a result of our continued efforts to lower the level of capital expenditures as a percentage of revenue as we continue to shift the Company’s mix of business.

Selling, General and Administrative, Gain on Legal Settlement and Interest Expense

(in thousands)

	Nine Months Ended
	September 30,
	2018	2017	Change	% Change
Selling, general and administrative	$102,138	$93,172	$8,966	9.6%
Gain on legal settlement	(26,291)	—	(26,291)	*
Interest expense	40,128	40,366	(238)	(0.6)

*Not meaningful

Selling, General and Administrative

Selling, general and administrative expense increased $9.0 million, or 9.6%, to $102.1 million for the first nine months of 2018 as compared to the same period of 2017. The increase of $9.0 million was primarily due to higher incentive related costs based upon the Company’s actual and forecasted financial performance for 2018. Selling, general and administrative expense as a percentage of total revenue was 24.3% and 24.4% for the nine months ended September 30, 2018 and 2017, respectively.

Gain on Legal Settlement

Gain on legal settlement of $26.3 million for the first nine months of 2018 was related to a  confidential litigation settlement agreement, which resolved all disputes and legal claims of the parties associated with the suit filed by UHS against Hill-Rom Holdings, Inc., Hill-Rom Company, Inc. and Hill-Rom Services, Inc. The amount of the gain recorded was based on the fair value of the assets received of $23.4 million and $2.9 million of cash. The fair value of the assets was measured using inputs of replacement cost and market data, which are considered a Level 3 fair value measurement. The gain did not result in a discrete tax charge during the first nine month of 2018, as the expected tax expense from the gain was offset by the reduction of our valuation allowance.

Interest Expense

Interest expense increased $0.2 million to $40.1 million for the first nine months of 2018 as compared to the same period of 2017.

Income Taxes

Income taxes were an expense of $0.8 and $0.9 million for the nine months ended September 30, 2018 and 2017, respectively. The tax expense for the nine months ended September 30, 2018 and 2017 primarily related to state minimum fees and tax amortization of indefinite-life intangibles. The expected tax expense from operating income during the nine months ended September 30, 2018 was offset by the reduction of our valuation allowance. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable. See Note 12, Income Taxes.

Consolidated Net Income

Consolidated net income increased $38.4 million to $31.1 million in the first nine months of 2018 as compared to the same period of 2017.  Net income was impacted primarily by the increase in revenue and gain on legal settlement.

Adjusted EBITDA

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) was $113.5 and $102.5 million for the nine months ended September 30, 2018 and 2017, respectively.  Adjusted EBITDA for the nine months ended September 30, 2018 was higher primarily due to the increase in revenue.

EBITDA is defined as earnings attributable to UHS before interest expense, income taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA excluding gain on settlement, non-cash share-based compensation expense, management, board and other nonrecurring gain, expenses or loss.  In addition to using EBITDA and Adjusted EBITDA internally as measures of operational performance, we disclose them externally to assist analysts, investors and lenders in their comparisons of operational performance, valuation and debt capacity across companies with differing capital, tax and legal structures. UHS believes the investment community frequently uses EBITDA and Adjusted EBITDA in the evaluation of similarly situated companies. Adjusted EBITDA is also used by UHS to measure compliance with covenants, such as fixed charge coverage ratio and interest coverage ratio, under its existing credit agreement, and as a factor to determine the total amount of incentive compensation to be awarded to executive officers and other employees. EBITDA and Adjusted EBITDA, however, are not measures of financial performance under accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered as alternatives to, or more meaningful than, net income as measures of operating performance or to cash flows from operating, investing or financing activities or as measures of liquidity.  Since EBITDA and Adjusted EBITDA are not measures determined in accordance with GAAP and are thus susceptible to varying interpretations and calculations, EBITDA and Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. EBITDA and Adjusted EBITDA do not represent amounts of funds that are available for management’s discretionary use. A reconciliation of net income (loss) attributable to UHS to Adjusted EBITDA is included below:

	Nine Months Ended
	September 30,
(in thousands)	2018	2017
Net income (loss) attributable to Universal Hospital Services, Inc. and Subsidiaries	$30,870	$(7,585)
Interest expense	40,128	40,366
Provision for income taxes	767	888
Depreciation and amortization of intangibles and contract costs	58,715	60,497
EBITDA	130,480	94,166
Gain on legal settlement	(26,291)	—
Non-cash share-based compensation expense	2,260	2,336
Management, board and other	7,007	5,972
Adjusted EBITDA	$113,456	$102,474

Other Financial Data:
Net cash provided by operating activities	$54,836	$33,734
Net cash used in investing activities	(37,352)	(38,974)
Net cash (used in) provided by financing activities	(17,484)	5,240

Other Operating Data (as of end of period):
Medical equipment (approximate number of owned outsourcing units)	249,000	242,000
District service centers	86	86
Centers of Excellence	5	5

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

Net cash provided by operating activities was $54.8 and $33.7 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in net cash provided by operating activities was primarily due to higher earnings and higher incentive accrual and accounts payable. Consolidated net income for 2018, adjusted for depreciation and the non-cash portion of the gain on legal settlement, was $59.4 million, compared to $45.8 million for 2017. The increase was impacted primarily due to the 10.1% increase in revenue and the $2.9 million cash gain from the legal settlement. The timing of accounts payable payments in the first nine months of 2018 compared to the same period in 2017 resulted in an increase in net cash provided by operations of $6.0 million. The incentive accrual increased by $7.7 million in the first nine months of 2018 compared to a decrease of $3.7 million in the first nine months of 2017, due to the Company’s financial performance year to date in 2018 compared to 2017.

Net cash used in investing activities was $37.4 and $39.0 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease in net cash used in investing activities was primarily due to a previous year acquisition which resulted in a use of cash of $5.6 million. This acquisition was partially offset by cash inflows of $3.7 million related to the release of escrow funds from our acquisition in November 2016.

Net cash used in financing activities was $17.5 and $(5.2) million for the nine months ended September 30, 2018 and 2017, respectively.  The increase in net cash used in financing activities was primarily due to higher payments on our senior secured credit facility. The Company’s financial performance in 2018 has provided higher net cash from operating activities, which were used to pay down the senior secured credit facility.

Based on the level of operating performance expected in 2018, we believe our cash from operations and additional borrowings under our senior secured credit facility will meet our liquidity needs for the foreseeable future, exclusive of any borrowings that we may make to finance potential acquisitions.  However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could be adversely affected.  As of September 30, 2018, we had $138.5 million of availability under the senior secured credit facility based on a borrowing base of $176.8 million less borrowings of $33.0 million and after giving effect to $5.3 million used for letters of credit.  As of September 30,

2017, we had $93.5 million of availability under the senior secured credit facility based on a borrowing base of $161.4 million less borrowings of $63.0 million and after giving effect to $4.9 million used for letters of credit.

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

Interest Rates

We use both fixed and variable rate debt as sources of financing.  At September 30, 2018, we had approximately $701.5 million of total debt outstanding before netting with deferred financing costs, of which $33.0 million was bearing interest at variable rates. Based on variable debt levels at September 30, 2018, a 1.0 percentage point change in interest rates on variable rate debt would have resulted in annual interest expense fluctuating by approximately $0.3 million.

Fuel Costs

We are also exposed to market risks related to changes in the price of gasoline used to fuel our fleet of delivery and sales vehicles.  A hypothetical 10% increase in the first nine months of 2018 average price of unleaded gasoline, assuming gasoline usage levels for the nine months ended September 30, 2018, would lead to an annual increase in fuel costs of approximately $0.4 million.

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

Other Market Risk

As of September 30, 2018, we have no other material exposure to market risk.

Item 4.  Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.

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

101

Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2018, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

* Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 6, 2018

Universal Hospital Services, Inc.

By	/s/ Thomas J. Leonard
Thomas J. Leonard
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

By	/s/ James B. Pekarek
James B. Pekarek
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)